Form 10-Q
period 2009-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2009-05-08
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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
(202) 752-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2009, there were 1,107,781,938 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. We describe the rights and powers of the conservator, the provisions of our agreements with the U.S. Department of Treasury (“Treasury”), and changes to our business, liquidity, corporate structure, business strategies and objectives since conservatorship in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) in “Part I—Item 1—Business.”

You also should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in conjunction with our unaudited condensed consolidated financial statements and related notes, and the more detailed information contained in our 2008 Form 10-K. This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in this report in “Part II—Item 1A—Risk Factors” and in our 2008 Form 10-K in “Part I—Item 1A—Risk Factors.” Please also refer to our 2008 Form 10-K in “Part I—Item 7—MD&A—Glossary of Terms Used in This Report” for an explanation of terms we use in this report.

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938 to support liquidity and stability in the secondary mortgage market, where existing mortgage loans are purchased and sold. We securitize mortgage loans originated by lenders in the primary mortgage market into mortgage-backed securities that we refer to as Fannie Mae MBS, which can then be bought and sold in the secondary mortgage market. We also participate in the secondary mortgage market by purchasing mortgage loans (often referred to as “whole loans”) and mortgage-related securities, including our own Fannie Mae MBS, for our mortgage portfolio. In addition, we make other investments that increase the supply of affordable housing. Under our charter, we may not lend money directly to consumers in the primary mortgage market. Although we are a corporation chartered by the U.S. Congress, and although our conservator is a U.S. government agency and Treasury owns our senior preferred stock and a warrant to purchase our common stock, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations.

EXECUTIVE SUMMARY

Housing and Economic Conditions

Mortgage and Housing Market and Economic Conditions

The U.S. residential mortgage market continued to experience significant deterioration in the first quarter of 2009, which adversely affected our financial condition and results.

Virtually all fundamental measures of the housing market’s health worsened in the first quarter of 2009 compared with the fourth quarter of 2008. The market experienced declines in new and existing home sales, housing starts and home prices, as well as increases in mortgage delinquencies.

The recession that began in December 2007 continued to deepen in the first quarter. The U.S. gross domestic product, or GDP, for the fourth quarter of 2008 was revised downward to (6.3)% on an annualized basis, and declined further, although at a slower pace, by (6.1)% in the first quarter of 2009. The U.S. has lost a net total of over 5.1 million jobs since the start of the recession, and in the first quarter of 2009, the total number of Americans receiving unemployment benefits increased to the highest levels on record dating back to 1967. The U.S. Bureau of Labor Statistics reported successive increases in the unemployment rate in each month of the first quarter, reaching 8.5% in March. Unemployment rates in Florida, California, Arizona and Nevada rose to 9.7%, 11.2%, 7.8% and 10.4%, respectively, in March 2009.

High levels of unemployment, coupled with severe declines in home equity and household wealth, have contributed to a continued increase in residential mortgage delinquencies.

The actual number of unsold homes in inventory has begun to decline in recent months, but the supply of homes as measured by the inventory/sales ratio remains high since the pace of sales has slowed in recent months in response to rising unemployment. Although affordability measures have risen dramatically since home prices peaked and subsequently began falling, the limited availability of credit for many potential homebuyers and low consumer confidence have dampened purchase activity even at the decreasing price levels. Surveys of bank loan officers by the Federal Reserve showed lenders were still tightening credit standards in the first quarter.

While first quarter housing market indicators were worse than the fourth quarter, there were some tentative signs of improvement. On a seasonally adjusted basis, single-family housing starts, new home sales, and existing home sales were all higher in March than in January, though down from February.

Long-term mortgage rates declined to near-record lows in March, resulting in a wave of mortgage refinancing that drove an increase in mortgage originations overall—from approximately $363 billion in the fourth quarter of 2008 to approximately $511 billion in the first quarter of 2009. Approximately 73% of first quarter 2009 mortgage originations were refinancings, compared with 63% in the first quarter of 2008.

Multifamily housing fundamentals are under increasing stress that reflects broader unfavorable economic conditions, including higher unemployment and severely restricted capital. These conditions are negatively affecting multifamily property level cash flows, vacancy rates and rent levels. Property values are declining due to both the downward pressure on cash flows and the higher premium required by investors.

As of December 31, 2008, the latest date for which information was available, the amount of U.S. residential mortgage debt outstanding was estimated by the Federal Reserve to be approximately $11.9 trillion, including $11.0 trillion of single-family mortgages. Total U.S. residential mortgage debt outstanding decreased by 0.3% in 2008, compared with an increase of 7.0% in 2007 and 10.9% in 2006. Our mortgage credit book of business, which includes mortgage assets we hold in our investment portfolio, our Fannie Mae MBS held by third parties and credit enhancements that we provide on mortgage assets, was $3.1 trillion as of December 31, 2008, or approximately 26% of total U.S. residential mortgage debt outstanding. See “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a description of the risks associated with the housing market downturn and continued home price declines.

U.S. Government Actions to Stabilize the Markets and Support Economic Recovery

The U.S. government has taken a number of actions intended to strengthen market stability, improve the strength of financial institutions, enhance market liquidity, and provide support to homeowners, including the following actions, which were taken in 2009:

•	On February 17, 2009, President Barack Obama signed into law the American Recovery and Reinvestment Act of 2009 (“2009 Stimulus Act”), a $787 billion economic stimulus package aimed at lifting the economy out of recession.

•	On February 18, 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan (“HASP”) as part of the Administration’s strategy to help reestablish confidence in the housing markets and to support a broader economic recovery. The Administration announced that key components of the plan are (1) providing access to low-cost refinancing for responsible homeowners suffering from falling home prices, (2) creating a $75 billion mortgage loan modification program to reach up to three to four million at-risk homeowners and (3) supporting low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac. On March 4, 2009, the Obama Administration announced new Treasury guidelines to enable servicers to begin modifications of eligible mortgages under the HASP. The refinancing and modification components of this program, the Making Home Affordable Program, are described in more detail below.

•	On March 18, 2009, the Federal Reserve announced it would expand a program it first announced in November 2008 to purchase direct obligations of Fannie Mae, Freddie Mac, and the 12 Federal Home Loan Banks (“FHLBs”), and to purchase mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”). The expansion increased the amounts to be purchased in 2009 from up to $100 billion to up to $200 billion in direct obligations, and from up to $500 billion to up to $1.25 trillion in mortgage-backed securities. The Federal Reserve also announced that, to help improve conditions in private credit markets, it would purchase up to $300 billion of longer-term Treasury securities over the next six months. The Federal Reserve began purchasing our debt and MBS under this program in January 2009.

Our Business Objectives and Strategy

Our Board of Directors and management consult with FHFA, as our conservator, in establishing our strategic direction, and FHFA has approved our business objectives and strategy.

We face a variety of different, and potentially conflicting, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the mortgage market and to the struggling housing market;

•	limiting the amount of the investment Treasury must make under our senior preferred stock purchase agreement with Treasury in order to eliminate a net worth deficit;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision-making that could lead to less than optimal outcomes for some or all of these objectives. For example, limiting the amount of funds Treasury must invest in us under the senior preferred stock purchase agreement in order to eliminate a net worth deficit could require us to constrain some of our business activities, including activities targeted at providing liquidity, stability and affordability to the mortgage market. Conversely, to the extent we expand our efforts to assist the mortgage market, our financial results are likely to suffer, at least in the short term, which will increase the amount of funds that Treasury is required to provide to us and further limit our ability to return to long-term profitability. We regularly consult with and receive direction from our conservator on how to balance our objectives.

Accordingly, we currently are primarily focusing on the first two objectives listed above:

•	providing liquidity, stability and affordability in the mortgage market; and

•	immediately providing additional assistance to the mortgage market and to the struggling housing market.

We are concentrating our efforts on keeping people in their homes and preventing foreclosures. We also are continuing to be active in the secondary mortgage market through our guaranty business. The essence of this strategy is to support liquidity and affordability in the mortgage market, while creating and implementing successful foreclosure prevention approaches. Currently, one of the principal ways in which we are focusing on these objectives is through our participation in the government’s Making Home Affordable Program, which we describe in more detail below. Focusing on these objectives, rather than on returning to long-term profitability, is likely to contribute to further deterioration in both our results of operations and our net worth. Continuing deterioration in the housing and mortgage markets, along with the continuing deterioration in our guaranty book of business and the costs associated with the objectives on which we are focused, will increase the amount of funds that Treasury is required to provide to us. In turn, these factors put additional pressure on our ability to return to long-term profitability. If, however, the Making Home Affordable Program is successful in reducing foreclosures and keeping borrowers in their homes, it may benefit the overall housing market and help in reducing our long-term credit losses. We therefore consult regularly with our conservator on how to balance these two objectives against the competing objectives we face.

Summary of Our Financial Results for the First Quarter of 2009

Our financial results for the first quarter of 2009 were adversely affected by ongoing deterioration in the housing, mortgage, financial and credit markets.

We recorded a net loss of $23.2 billion and a diluted loss per share of $4.09 for the first quarter of 2009. In comparison, we recorded a net loss of $25.2 billion and a diluted loss per share of $4.47 for the fourth quarter of 2008, and a net loss of $2.2 billion and a diluted loss per share of $2.57 for the first quarter of 2008. Our results for the first quarter of 2009 were driven primarily by credit-related expenses of $20.9 billion, other-than-temporary impairment related to available-for-sale securities of $5.7 billion and fair value losses of $1.5 billion.

The $2.1 billion decrease in our net loss for the first quarter of 2009 from the fourth quarter of 2008 was driven principally by a $10.9 billion reduction in net fair value losses, which was partially offset by an $8.9 billion increase in credit-related expenses. The $21.0 billion increase in our net loss for the first quarter of 2009 compared to the loss we incurred in the first quarter of 2008 was driven principally by the significant increase in credit-related expenses.

Our credit-related expenses included a provision for credit losses of $20.3 billion, compared with a provision for credit losses of $11.0 billion in the fourth quarter of 2008. Our combined loss reserves, which reflect our best estimate of credit losses incurred in our guaranty book of business as of each balance sheet date, increased to $41.7 billion as of March 31, 2009, or 28.78% of our nonperforming loans, from $24.8 billion as of December 31, 2008, or 20.76% of our nonperforming loans. The substantial increase in our loss reserves primarily reflected further deterioration in the credit quality of both our single-family and multifamily guaranty book of business, evidenced by a significant increase in our nonperforming loans (loans for which we believe collectability of interest or principal is not reasonably assured) and seriously delinquent loans (single-family loans three months or more past due or in the foreclosure process or multifamily loans 60 days or more past due), as market conditions such as the severe economic downturn and rising unemployment continued to adversely affect the performance of our guaranty book of business. In addition, our average loss severities increased as a result of the continued decline in home prices during the first quarter of 2009. Because of the existing stress in the housing and credit markets, and the speed and extent to which these markets have deteriorated, our process for determining the adequacy of our loss reserves has become more complex and involves a greater degree of management judgment. The current state of the housing and mortgage markets is unprecedented in many respects, greatly reducing the usefulness of relying on our historical loan performance data in estimating our loss reserves. To address the limitations in these historical data, we made refinements to our loss estimation process during the first quarter of 2009. We provide additional information on our loss reserves, including refinements we made to our loss reserve process in response to the rapidly changing and unprecedented conditions in the housing and mortgage markets, in “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses” and in “Consolidated Results of Operations—Credit Related Expenses.”

The other-than-temporary impairment on available-for-sale securities of $5.7 billion that we recognized in the first quarter of 2009 related to additional impairment losses on some of our Alt-A and subprime private-label securities that we had previously impaired, as well as impairment losses on other Alt-A and subprime securities, attributable to a continued deterioration in the credit quality of the loans underlying these securities and further declines in the expected cash flows.

Our mortgage credit book of business remained relatively unchanged at $3.1 trillion as of March 31, 2009, roughly the same level as at December 31, 2008, as high levels of refinancing activity led to high volumes of acquisitions and liquidations. Our estimated market share of new single-family mortgage-related securities issuances was 44.2% for the first quarter of 2009, compared with 41.7% for the fourth quarter of 2008.

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

Homeowner Assistance and Foreclosure Prevention Initiatives

On March 4, 2009, the Obama Administration announced the details of its Making Home Affordable Program. The program includes a Home Affordable Refinance Program, which provides for the refinance of mortgage loans owned or guaranteed by us or Freddie Mac, and the Home Affordable Modification Program, which provides for the modification of mortgage loans owned or guaranteed by us or Freddie Mac, as well as other mortgage loans. On April 28, 2009, the Obama Administration announced the Second Lien Program, which provides participating servicers with alternatives for addressing second-lien loans when the servicers are modifying the associated first-lien mortgage loan under the Home Affordable Modification Program.

On March 4, 2009, we announced our participation in the Home Affordable Refinance and Home Affordable Modification Programs and released guidelines for Fannie Mae sellers and servicers in offering these two programs for Fannie Mae borrowers. These two programs are designed to significantly expand the number of borrowers who can refinance or modify their mortgages to achieve a monthly payment that is more affordable now and into the future. We also are serving as program administrator under the Home Affordable Modification Program and the Second Lien Program for loans we do not own or guarantee.

Key aspects of the Making Home Affordable Program are as follows.

Home Affordable Refinance Program

The Home Affordable Refinance Program is targeted at borrowers who have demonstrated an acceptable payment history on their mortgage loans but have been unable to refinance due to a decline in home prices or the unavailability of mortgage insurance. Loans under this program are available only if the new mortgage loan either reduces the monthly principal and interest payment for the borrower or provides a more stable loan product (such as movement from an adjustable-rate mortgage to a fixed-rate mortgage loan). Other eligibility requirements that must be met under this program include the following.

•	We must own or guarantee the mortgage loan being refinanced.

•	The unpaid principal balance on the mortgage loan may not exceed 105% of the current value of the property covered by the mortgage. In other words, the maximum loan-to-value, or LTV, ratio is 105%.

•	Mortgage insurance for the new mortgage loan is only required if the existing loan has an original LTV ratio greater than 80% and mortgage insurance is currently in force on the existing loan. In that case, mortgage insurance is required only up to the coverage level on the existing loan, which may be less than our standard coverage requirements. FHFA has provided guidance that permits us to implement this feature of the program in compliance with our charter requirements through June 2010.

•	Reverse mortgage loans, second lien mortgage loans and government mortgage loans (such as loans guaranteed or insured by the Federal Housing Administration, or FHA, the Department of Veterans Affairs or the Rural Development Housing and Community Facilities Program of the Department of Agriculture) do not qualify for refinancing under this program.

•	The new mortgage loan cannot:

º	be an adjustable rate mortgage loan, or ARM, if the initial period for which the interest rate is fixed is less than five years;

º	have an interest-only feature that permits the payment of interest without a payment of principal;

º	be a balloon mortgage loan; or

º	have the potential for negative amortization.

We made the program available for newly refinanced mortgage loans delivered to us on or after April 1, 2009. The program replaced the streamlined refinance options we previously offered. If interest rates remain near record lows, we expect that the Home Affordable Refinance Program will bolster refinance volumes over time as major lenders adopt necessary system changes and consumer awareness continues to build.

Home Affordable Modification Program

The Home Affordable Modification Program is aimed at helping borrowers whose loan either is currently delinquent or is at imminent risk of default by modifying their mortgage loan to make their monthly payments more affordable. The program is designed to provide a uniform, consistent regime for servicers to use in modifying mortgage loans to prevent foreclosures, including loans owned or guaranteed by Fannie Mae and other qualifying mortgage loans. We expect borrowers at risk of foreclosure who are not eligible for a loan refinance under the Home Affordable Refinance Program to be evaluated for eligibility under the Home Affordable Modification Program before any other workout alternative is considered. Borrowers ineligible for the Home Affordable Modification Program may be considered under other workout alternatives we provide, such as HomeSaver Advancetm and our recently introduced HomeSaver Forbearance initiative. For modifications under the Home Affordable Modification Program of qualifying mortgage loans that are not owned or guaranteed by Fannie Mae, we serve as the program administrator for Treasury, as described further below.

The key elements of the Home Affordable Modification Program include the following.

•	Status of Mortgage Loan. The mortgage loan must be delinquent (and may be in foreclosure) or default must be imminent. All borrowers must attest to a financial hardship. Examples include: a reduction or loss of income; a change in household circumstances; an increase in the existing mortgage payment or other expenses; a lack of sufficient cash reserves; or excessive monthly debt obligations, with an overextension of obligations to creditors.

•	Reduction of Mortgage Payments. Under the Home Affordable Modification Program, the goal is to modify a borrower’s mortgage loan to target the borrower’s monthly mortgage payment, after adding accrued interest and third-party escrow and other advances to the principal balance, at 31% of the borrower’s gross monthly income.

•	Modifications Permitted. Servicers must apply the permitted modification terms available in the order listed below until the borrower’s new monthly mortgage payment achieves the target payment ratio of 31%:

º	Reduction of Interest Rate. Reduce the interest rate to as low as 2% for the first five years following modification, increasing by 1% per year thereafter generally until it reaches the market rate at the time of modification.

º	Extension of Loan Term. Extend the loan term to up to 40 years.

º	Deferral of Principal. Defer payment of a portion of the principal of the loan until (1) the borrower sells the property, (2) the end of the loan term, or (3) the borrower pays off the loan, whichever occurs first.

•	Limits on Risk Features in Modified Mortgage Loans.

º	ARMs and Interest-Only Loans. If a borrower has an adjustable-rate or interest-only loan, the loan will convert to a fixed interest rate, fully amortizing loan.

º	Prohibition on Negative Amortization. Negative amortization is prohibited following the effective date of the modification.

•	Trial Period Required before Modification. Borrowers must satisfy the terms of a trial modification plan for a trial payment period of three months (for a delinquent loan) or four months (for a loan for which default is imminent). The modification will become effective upon satisfactory completion of the trial period.

•	Counseling. Borrowers with a total monthly debt-to-income ratio equal to or greater than 55% following modification must agree to work with a HUD-approved housing counselor on a plan to reduce the ratio below 55%.

•	Pre-Foreclosure Eligibility Evaluation. Servicers have been directed not to refer a loan for foreclosure or proceed with a foreclosure sale until the borrower has been evaluated for a modification under the program and, if eligible, has been extended an offer to participate in the program.

•	Incentive Payments to Servicers. For each of our loans for which a modification is completed under the Home Affordable Modification Program, we will pay the servicer:

º	a $1,000 incentive payment for each completed modification;

º	an additional $500 incentive payment for any modified loan that was current when it entered the trial period (i.e., a loan for which default was imminent); and

º	an annual “pay for success” fee of up to $1,000 for any modification that reduces a borrower’s monthly payment by 6% or more, payable for each of the first three years after the modification as long as the borrower is continuing to make the payments due under the modified loan.

•	Incentives to Borrowers. For a completed modification under the Home Affordable Modification Program that reduces the borrower’s monthly payment by 6% or more, we will provide the borrower an annual reduction in the outstanding principal balance of the modified loan of up to $1,000 for each of the first five years after the modification as long as the borrower is continuing to make the payments due under the modified loan.

•	Costs of Modifications. We bear all of the costs of modifying our loans under the Home Affordable Modification Program, including any additional amounts we are required to provide under our guarantees for loans owned by one of our MBS trusts during a trial payment period or any other mortgage-backed securities for which we have provided a guaranty.

The Home Affordable Modification Program expires on December 31, 2012.

Our Role as Program Administrator of the Home Affordable Modification Program and Second Lien Program

Treasury has engaged us to serve as program administrator for loans modified under the Home Affordable Modification Program that are not owned or guaranteed by us. In April 2009, we released guidance to servicers for adoption and implementation of the Home Affordable Modification Program for mortgage loans that are not owned or guaranteed by us or Freddie Mac. Freddie Mac maintains guidelines for modification under the program of loans it owns or guarantees. Freddie Mac bears the costs of loan modifications under the Home Affordable Modification Program for all loans owned or guaranteed by Freddie Mac, and Treasury bears the costs for loans other than Fannie Mae’s or Freddie Mac’s modified under the program. Treasury also generally will compensate investors (other than Fannie Mae or Freddie Mac) for 50% of the amount by which a payment is reduced due to the modification, subject to certain limits, and will pay an up-front incentive fee of $1,500 to such investors if the borrower was current on the loan before the trial period and the borrower’s monthly mortgage payment was reduced by 6% or more.

Our principal activities as program administrator include the following:

•	Implementing the guidelines and policies within which the program will operate;

•	Preparing the requisite forms, tools and training to facilitate efficient loan modifications by servicers;

•	Creating and making available a process for servicers to report modification activity and program performance;

•	Acting as paying agent to calculate and remit subsidies and compensation consistent with program guidelines;

•	Acting as record-keeper for executed loan modifications and program administration;

•	Coordinating with Treasury and other parties toward achievement of the program’s goals; and

•	Performing other tasks as directed by Treasury from time to time.

Treasury also has engaged us to serve as program administrator of the Second Lien Program for loans that are not owned or guaranteed by us. Our principal activities as program administrator for the Second Lien Program are similar to those described above for the Home Affordable Modification Program.

Expected Impact of the Making Home Affordable Program

The actions we are taking and the initiatives we have introduced to assist homeowners and limit foreclosures, including those described above, are significantly different from our historical approach to delinquencies, defaults and problem loans. As a result, it will take time for us to assess and provide statistical information both on the relative success of these efforts and their effect on our results of operations and financial condition. Some of the initiatives we undertook prior to the Making Home Affordable Program have not achieved the results we expected. We will continue to work with our conservator as we move forward under the Making Home Affordable Program to help us best fulfill our objective of helping homeowners and the mortgage market. As we gain more experience under these programs, we may supplement them with other initiatives to help us assist more homeowners. We have included data relating to our borrower loss mitigation activities for the first quarter and prior periods in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.” Given the timing of implementation of the Making Home Affordable Program, these data do not include activities under the program.

The nature of the Making Home Affordable Program is unprecedented. As a result, it is difficult for us to predict the full extent of our activities under the program and how those will affect us, the response rates we will experience, or the costs that we will incur. We do expect modifications of loans to increase in 2009 as a result of the Home Affordable Modification Program, however, we cannot predict the degree of increase in part due to the complexity involved in the process from the time we identify a potential loan for modification to actually modifying the loan. The steps in the process, which are generally performed by servicers, include:

•	Identifying loans within our portfolio and Fannie Mae MBS that are candidates for modification;

•	Making contact with the borrower;

•	Obtaining current financial information from the borrower;

•	Evaluating whether Home Affordable Modification Program is a viable workout option;

•	Structuring the terms of the modification;

•	Communicating the terms to the borrower together with the legal documentation; and

•	Receiving agreement of the borrower to the terms of the modification.

We are working with servicers to effectively implement the program and reach borrowers who are eligible for a modification under the program. However, the need to complete the steps detailed above, including having multiple servicer contacts with the borrower, creates significant uncertainty in our ability to estimate the number of modifications we will accomplish. It is also uncertain whether the borrower and servicer incentives under the Home Affordable Modification Program will provide sufficient motivation for modifications.

We expect modifications under the Home Affordable Modification Program of loans we own or guarantee in particular to adversely affect our financial results and condition for several reasons, including:

•	Fair value loss charge-offs under Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), against the “Reserve for guaranty losses” at the time we acquire loans, which we must do prior to any modification of a loan held in a Fannie Mae MBS trust;

•	Incentive and “pay for success” fees paid to our servicers for modification of loans we own or guarantee;

•	Principal balance reductions on loans if certain borrowers perform on the loans following modification; and

•	The effect of holding these modified loans in our mortgage portfolio, as the loans will provide a below market yield that may be lower than our cost of funds.

We also expect to incur additional operational expenses associated with the Making Home Affordable Program. Accordingly, the Making Home Affordable Program will likely have a material adverse effect on our business, results of operations and financial condition, including our net worth. If the program is successful in reducing foreclosures and keeping borrowers in their homes, however, it may benefit the overall housing market and help in reducing our long-term credit losses.

Providing Mortgage Market Liquidity and Other Market Support

Ongoing provision of liquidity to the mortgage markets.  During the first quarter of 2009, we purchased or guaranteed an estimated $175.4 billion in new business, measured by unpaid principal balance. These purchases and guarantees consisted primarily of single-family mortgage loans, providing financing for approximately 730,000 conventional single-family loans. Our purchase or guarantee of approximately $3.8 billion of new and existing multifamily loans during the first quarter of 2009 helped to finance approximately 87,000 multifamily units. The $175.4 billion in new business for the quarter consisted of $125.4 billion in Fannie Mae MBS that were acquired by third parties, and $50.0 billion in mortgage loans and mortgage-related securities we purchased for our mortgage investment portfolio. Our estimated market share of new single-family mortgage-related securities issuances was 44.2% for the first quarter of 2009, compared with 41.7% for the fourth quarter of 2008, making us the largest single provider of mortgage-related securities in the secondary market.

Suspension of foreclosures.  We maintained a suspension of foreclosures from November 26, 2008 through January 31, 2009, and from February 17, 2009 through March 6, 2009. We extended the suspension to allow us time to implement the Making Home Affordable Program.

Adoption of National Real Estate Owned Rental Policy.  In January 2009, we adopted our National Real Estate Owned Rental Policy, which is designed to allow qualified renters in Fannie Mae-owned foreclosed properties to stay in their homes. Under the policy, eligible renters are offered a new month-to-month lease with Fannie Mae or financial assistance for their transition to new housing should they choose to vacate the property.

Enhancing multifamily Fannie Mae MBS.  Our HCD business is proactively working with our DUS lenders and other parties to expand our Fannie Mae multifamily MBS product suite to increase third-party investor interest and provide liquidity and stability in the multifamily market. Third-party multifamily Fannie Mae MBS execution was 32% of total multifamily commitment volume during the first quarter of 2009, compared with 2% of total multifamily commitment volume during the first quarter of 2008.

Increased flexibility to allow more loans to one borrower.  In February 2009, we modified our policies to allow investor and second home borrowers to own up to ten financed properties if they meet certain eligibility, underwriting and delivery requirements. We previously limited the number of properties to five.

HomeSaver Forbearance.  On March 4, 2009, we introduced HomeSaver Forbearance, which is a new loss mitigation option available for borrowers whose loan either is delinquent or is at imminent risk of default and who do not qualify for a modification under the Home Affordable Modification Program. We have directed servicers to offer forbearance if an eligible borrower has a willingness and ability to make reduced monthly payments of at least one-half of their contractual monthly payment amount. The forbearance period lasts for six months, during which time the servicer works with the borrower to identify a more permanent foreclosure prevention alternative. We have instructed servicers to identify such an alternative during the first three months of the forbearance period and implement the alternative by the end of the six-month period.

Increase in conforming loan limit for 2009.  In March 2009, we announced our requirements for the acquisition of high-balance mortgage loans during 2009 under temporary authority granted under the 2009 Stimulus Act. This authority set the conforming loan limit for a one-family residence in high cost areas at a maximum of $729,750 for 2009.

New multifamily trust documents.  In January 2009, we introduced new master trust agreements for multifamily Fannie Mae MBS. The new agreements, which include an amendment and restatement of a prior master trust agreement, are designed to increase flexibility in managing delinquent loans backing multifamily Fannie Mae MBS issued on or after February 1, 2009, without requiring a repurchase of the affected loans or a change to an investor’s cash flows.

Credit Overview

We continued to experience a deterioration in the credit performance of mortgage loans in our guaranty book of business during the first quarter of 2009, reflecting the ongoing impact of the adverse conditions in the housing market, as well as the deepening economic recession and rising unemployment. We expect these conditions to continue to adversely affect our credit results in 2009. Table 1 below presents information about the credit performance of mortgage loans in our single-family guaranty book of business for the year ended December 31, 2008 and for each subsequent quarter, illustrating the worsening trend in performance throughout 2008 and continuing in the first quarter of 2009.

Table 1:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2009	2008					2007
	Q1	Full Year	Q4	Q3	Q2	Q1	Full Year
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	3.15%	2.42%	2.42%	1.72%	1.36%	1.15%	0.98%
On-balance sheet nonperforming loans(3)	$23,145	$20,484	$20,484	$14,148	$11,275	$10,947	$10,067
Off-balance sheet nonperforming loans(4)	$121,378	$98,428	$98,428	$49,318	$34,765	$23,983	$17,041
Combined loss reserves(5)	$41,082	$24,649	$24,649	$15,528	$8,866	$5,140	$3,318
Foreclosed property inventory (number of properties)(6)	62,371	63,538	63,538	67,519	54,173	43,167	33,729
During the period:
Loan modifications (number of loans)(7)	12,418	33,249	6,276	5,262	10,190	11,521	26,421
HomeSaver Advance problem loan workouts (number of loans)(8)	20,424	70,943	25,783	27,267	16,742	1,151	—
Foreclosed property acquisitions (number of properties)(9)	25,374	94,652	20,998	29,583	23,963	20,108	49,121
Single-family credit-related expenses(10)	$20,330	$29,725	$11,917	$9,215	$5,339	$3,254	$5,003
Single-family credit losses(11)	$2,465	$6,467	$2,197	$2,164	$1,249	$857	$1,331

(1)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

(2)	Calculated based on number of conventional single-family loans that are three or more consecutive months past due and loans that have been referred to foreclosure but not yet foreclosed upon divided by the number of loans in our conventional single-family guaranty book of business. We include all of the conventional single-family loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonaccrual loans, troubled debt restructurings, and first-lien loans associated with unsecured HomeSaver Advance loans inclusive of troubled debt restructurings and HomeSaver Advance first-lien loans on accrual status. A troubled debt restructuring is a modification to the contractual terms of a loan that results in a concession to a borrower experiencing financial difficulty. Prior to the fourth quarter of 2008, we generally classified loans as nonperforming when the payment of principal or interest on the loan was three months or more past due. In the fourth quarter of 2008, we began classifying loans as nonperforming at an earlier stage in the delinquency cycle, generally when the payment of principal or interest on the loan is two months or more past due.

(4)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS held by third parties, including first-lien loans associated with unsecured HomeSaver Advance loans that are not seriously delinquent. Prior to the fourth quarter of 2008, we generally classified loans as nonperforming when the payment of principal or interest on the loan was three months or more past due. In the fourth quarter of 2008, we began classifying loans as nonperforming at an earlier stage in the delinquency cycle, generally when the payment of principal or interest on the loan is two months or more past due.

(5)	Consists of the allowance for loan losses for loans held for investment in our mortgage portfolio and reserve for guaranty losses related to loans backing Fannie Mae MBS and loans that we have guaranteed under long-term standby commitments.

(6)	Reflects the number of single-family foreclosed properties we held in inventory as of the end of each period. Includes deeds in lieu of foreclosure.

(7)	Modifications include troubled debt restructurings and other modifications to the contractual terms of the loan that do not result in concessions to the borrower. A troubled debt restructuring involves some economic concession to the borrower, and is the only form of modification in which we do not expect to collect the full original contractual principal and interest amount due under the loan, although other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the loans.

(8)	Represents number of first-lien loans associated with unsecured HomeSaver Advance loans.

(9)	Includes deeds in lieu of foreclosure.

(10)	Consists of the provision for credit losses and foreclosed property expense.

(11)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of SOP 03-3 and HomeSaver Advance fair value losses for the reporting period. Interest forgone on single-family nonperforming loans in our mortgage portfolio is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on single-family loans subject to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), are excluded from credit losses. Please see “Consolidated Results of Operations—Credit-Related Expenses—Provision Attributable to SOP 03-3 and HomeSaver Advance Fair Value Losses” for a discussion of SOP 03-3.

Our entire guaranty book of business, including loans with lower risk characteristics, has begun to experience increases in delinquency and default rates as a result of the sharp rise in unemployment, the continued decline in home prices, the prolonged downturn in the economy, and the resulting increase in mark-to-market LTV ratios. In addition, certain loan types have continued to contribute disproportionately to the increases in serious delinquencies and credit losses we reported for the first quarter of 2009. These include loans on properties in California, Florida, Arizona and Nevada; loans originated in 2006 and 2007; and loans in higher-risk categories such as Alt-A loans and interest-only loans.

“Alt-A loans” generally refers to mortgage loans that can be underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. In reporting our credit exposure, we classify mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. We have classified loans as nonperforming, and placed them on nonaccrual status, when we believe collectability of interest or principal on the loan is not reasonably assured.

Net Worth and Fair Value Deficit

Net Worth and Fair Value Deficit Amounts

Under the senior preferred stock purchase agreement that was entered into between us and Treasury in September 2008 and amended in May 2009, Treasury committed to provide us funds of up to $200 billion, on a quarterly basis, in the amount, if any, by which our total liabilities exceed our total assets at the end of the applicable fiscal quarter. This net worth deficit equals the total deficit that we report in our condensed consolidated balance sheets, and is calculated by subtracting our total liabilities from our total assets, each as shown on our condensed consolidated balance sheets prepared in accordance with generally accepted accounting principles (“GAAP”) for that fiscal quarter. We describe the amended terms of the agreement in more detail below in “Amendment to Senior Preferred Stock Purchase Agreement” and we describe the terms of the agreement prior to its May 2009 amendment, most of which continue to apply, in our 2008 Form 10-K in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.”

Our net worth as of March 31, 2009 was negative and is presented in our condensed consolidated GAAP balance sheets as a total deficit of $18.9 billion as of March 31, 2009, which is an increase of $3.8 billion over our total deficit of $15.2 billion as of December 31, 2008. The increase in our net worth deficit was primarily attributable to the net loss we recorded during the first quarter of 2009, partially offset by the $15.2 billion we received from Treasury.

Our fair value deficit as of March 31, 2009, which is reflected in our supplemental non-GAAP fair value balance sheet, was $110.3 billion, an increase of $5.2 billion over our fair value deficit of $105.2 billion as of December 31, 2008. The amount that Treasury committed to provide us under the senior preferred stock purchase agreement is determined based on our GAAP balance sheet, not our non-GAAP fair value balance sheet. There are significant differences between our GAAP balance sheet and our non-GAAP fair value balance sheet, which we describe in greater detail in “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

Due to current trends in the housing and financial markets, we expect to have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement.

Request for and Effect of Treasury Funding

Under the Federal Housing Finance Regulatory Reform Act (“Regulatory Reform Act”), FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are, and during the preceding 60 days have been, less than our obligations. FHFA has notified us that the measurement period for such a determination begins no earlier than the date of the SEC filing deadline for our quarterly and annual financial statements and continues for a period of 60 days after that date. FHFA also has advised us that, if we receive funds from Treasury during that 60-day period in order to eliminate our net worth deficit as of the prior period end in accordance with the senior preferred stock purchase agreement, the Director of FHFA will not make a mandatory receivership determination. On March 31, 2009, we received our first investment from Treasury under the senior preferred stock purchase agreement of $15.2 billion, which eliminated our net worth deficit as of December 31, 2008.

The Director of FHFA submitted a request to Treasury on May 6, 2009 for $19.0 billion on our behalf under the terms of the senior preferred stock purchase agreement to eliminate our net worth deficit as of March 31, 2009, and requested receipt of those funds on or prior to June 30, 2009.

When Treasury provides the additional funds that FHFA requested on our behalf, the aggregate liquidation preference of our senior preferred stock will total $35.2 billion and the annualized dividend on the senior preferred stock will be $3.5 billion, based on the 10% dividend rate. This dividend amount exceeds 50% of our reported annual net income in six of the past seven years, in most cases by a significant margin. If we do not make cash payments on time, the dividend rate increases to 12% annually, and the unpaid dividend is added to the liquidation preference, further increasing the amount of the annual dividends.

Significance of Net Worth Deficit, Fair Value Deficit and Combined Loss Reserves

Our net worth deficit, which equals our total deficit reported on our consolidated GAAP balance sheet, includes the combined loss reserves of $41.7 billion that we recorded in our consolidated balance sheet as of March 31, 2009. Our non-GAAP fair value balance sheet presents all of our assets and liabilities at estimated fair value as of the balance sheet date. “Fair value” represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which is also referred to as the “exit price.” In determining fair value, we use a variety of valuation techniques and processes. In general, fair value incorporates the market’s current view of the future, and that view is reflected in the current price of the asset or liability. However, future market conditions may be different from what the market has currently estimated and priced into these fair value measures. We describe our use of assumptions and management judgment and our valuation techniques and processes for determining fair value in more detail in “Supplemental Non-GAAP information—Fair Value Balance Sheets,” “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments” and “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

Neither our GAAP combined loss reserves nor our estimate of the fair value of our guaranty obligations, which we disclose in our consolidated non-GAAP fair value balance sheet, reflects our estimate of the future credit losses inherent in our existing guaranty book of business. Rather, our combined loss reserves reflect only probable losses that we believe we have already incurred as of the balance sheet date, while the fair value of our guaranty obligation is based not only on future expected credit losses over the life of the loans underlying our guarantees as of March 31, 2009, but also on the estimated profit that a market participant would require to assume that guaranty obligation. Because of the severe deterioration in the mortgage and credit markets, there is significant uncertainty regarding the full extent of future credit losses in the mortgage industry as a whole, as well as to any participant in the industry. Therefore, we are not currently providing guidance or other estimates of the credit losses that we will experience in the future.

Amendment to Senior Preferred Stock Purchase Agreement

Treasury and FHFA, acting on our behalf in its capacity as our conservator, entered into an amendment to the senior preferred stock purchase agreement between us and Treasury on May 6, 2009. Unless the context indicates otherwise, references in this report to the senior preferred stock purchase agreement refer to the agreement as amended on May 6, 2009. The May 6, 2009 amendment revised the terms of the senior preferred stock purchase agreement in the following ways:

•	Treasury’s maximum funding commitment to us under the agreement was increased from $100 billion to $200 billion.

•	The covenant limiting the amount of mortgage assets we can own on December 31, 2009 was increased from $850 billion to $900 billion. We continue to be required to reduce our mortgage assets, beginning on December 31, 2010 and each year thereafter, to 90% of the amount of our mortgage assets as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.

•	The covenant limiting the amount of our indebtedness was changed. Prior to the amendment, our debt cap was equal to 110% of our indebtedness as of June 30, 2008. As amended, our debt cap through December 30, 2010 equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year.

º	We estimate that our indebtedness as of March 31, 2009 totaled $869.3 billion, which was approximately $22.7 billion below our estimated debt limit of $892.0 billion in effect at that time and approximately $210.7 billion below our revised debt limit.

º	Our calculation of our indebtedness for purposes of complying with our debt cap, which has not been confirmed by Treasury, reflects the unpaid principal balance of our debt outstanding or, in the case of long-term zero coupon bonds, the unpaid principal balance at maturity. Our calculation excludes debt basis adjustments and debt recorded from consolidations.

•	The definition of indebtedness in the May 6, 2009 amendment was revised to clarify that it does not give effect to any change that may be made in respect of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”) or any similar accounting standard. The agreement continues to provide that, for purposes of evaluating our compliance with the limitation on the amount of mortgage assets we may own, the effect of changes in generally accepted accounting principles that occur subsequent to the date of the agreement and that require us to recognize additional mortgage assets on our balance sheet (for example, proposed amendments to SFAS 140), will not be considered.

•	The limitation on entering into or changing compensation arrangements with our named executive officers (as defined by SEC rules) was broadened to apply to all of our executive officers (as defined by SEC rules). The agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements for these officers without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As amended this requirement now applies to twelve of our current officers, instead of the five to whom it applied prior to the amendment. The executives who served as our executive officers as of February 26, 2009 are identified in “Part III—Item 10—Directors, Executive Officers and Corporate Governance” in our 2008 Form 10-K.

Liquidity

We fund our purchases of mortgage loans primarily from the proceeds from sales of our debt securities. In September 2008, Treasury made available to us two additional sources of funds: the Treasury credit facility and the senior preferred stock purchase agreement.

The dynamics of our funding program have improved significantly since late November 2008, including demand for our long-term and callable debt. As a result of our improved access to the long-term debt markets, we have decreased the portion of our total outstanding debt represented by short-term debt to 32% as of March 31, 2009 from 38% as of December 31, 2008, and the aggregate weighted-average maturity of our debt increased to 45 months as of March 31, 2009 from 42 months as of December 31, 2008.

We believe the improvement in our debt funding is due to actions taken by the federal government to support us and our debt securities, including the senior preferred stock purchase agreement entered into in September 2008, Treasury’s program announced in September 2008 to purchase MBS of the GSEs, the Treasury credit facility made available to us in September 2008 and the Federal Reserve’s program announced in November 2008 to purchase up to $100 billion in debt securities of Fannie Mae, Freddie Mac and the FHLBs and up to $500 billion in mortgage-backed securities of Fannie Mae, Freddie Mac and Ginnie Mae. On February 18, 2009, Treasury announced that it will continue to purchase Fannie Mae and Freddie Mac mortgage-backed securities to promote stability and liquidity in the marketplace. On March 18, 2009, the Federal Reserve announced that it intended to increase purchases of debt securities of Fannie Mae, Freddie Mac and the FHLBs and of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities under its program to a total of up to $200 billion and $1.25 trillion, respectively.

There can be no assurance that the improvements in our access to the unsecured debt markets and in our ability to issue long-term and callable debt will continue. We believe the improvements stem from federal government support, such as the support described above, and, as a result, changes or perceived changes in the government’s support of us may have a material adverse affect on our ability to fund our operations. In particular, to the extent the market for our debt securities has improved due to the availability to us of the Treasury credit facility, we believe that the actual and perceived risk that we will be unable to refinance our debt as it becomes due is likely to increase substantially as we progress toward December 31, 2009, which is the date on which the Treasury credit facility terminates. Accordingly, we continue to have significant roll-over risk notwithstanding improved access to long-term funding, and this risk is likely to increase as we approach expiration of the Treasury credit facility. See “Liquidity and Capital Management—Liquidity

Management—Debt Funding” for more information on our debt funding activities and “Part II—Item 1A—Risk Factors” of this report and “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

Outlook

We anticipate that adverse market dynamics and certain of our activities undertaken to stabilize and support the housing and mortgage markets will negatively affect our financial condition and performance through the remainder of 2009.

Overall Market Conditions.  We expect the current financial market crisis to continue through 2009. We expect further home price declines and rising default and severity rates, all of which may worsen if unemployment rates continue to increase and if the U.S. continues to experience a broad-based recession. We continue to expect the level of foreclosures and single-family delinquency rates to increase further in 2009, as well as the level of multifamily defaults and loss severities. We expect growth in residential mortgage debt outstanding to be flat in 2009.

Home Price Declines:  Following a decline of approximately 10% in 2008, we expect that home prices will decline another 7% to 12% on a national basis in 2009. We also continue to expect that we will experience a peak-to-trough home price decline of 20% to 30%. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Schiller index and therefore results in lower percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment, due to historically unprecedented levels of uncertainty regarding a variety of critical assumptions we make when formulating these estimates, including: the effect of actions the federal government has taken and may take with respect to national economic recovery; the impact of those actions on home prices, unemployment and the general economic environment; and the rate of unemployment and/or wage decline. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price decline percentages.

Our estimate of a 7% to 12% home price decline for 2009 compares with a home price decline of approximately 12% to 18% using the S&P/Case-Schiller index method, and our 20% to 30% peak-to- trough home price decline estimate compares with an approximately 33% to 46% peak-to-trough decline using the S&P/Case-Schiller index method. Our estimates differ from the S&P/Case-Schiller index in two principal ways: (1) our estimates weight expectations for each individual property by number of properties, whereas the S&P/Case-Schiller index weights expectations of home price declines based on property value, causing declines in home prices on higher priced homes to have a greater effect on the overall result; and (2) our estimates do not include sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values, whereas the S&P/Case-Schiller index includes sales of foreclosed homes. The S&P/Case-Schiller comparison numbers shown above are calculated using our models and assumptions, but modified to use these two factors (weighting of expectations based on property value and the inclusion of foreclosed property sales). In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Schiller index is based only on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Schiller index provided above are not modified to account for this data pool difference.

Credit Losses and Credit-Related Expenses.  We continue to expect our credit losses and our credit loss ratio (each of which excludes fair value losses under SOP 03-3 and our HomeSaver Advance product) in 2009 will exceed our credit losses and our credit loss ratio in 2008. We also expect a significant increase in our SOP 03-3 fair value losses as we increase the number of loans we repurchase from MBS trusts in order to modify them. In addition, if our book of business continues to be adversely affected by market and economic conditions or other factors, we expect our credit-related expenses to be higher in 2009 than they were in 2008, although we believe that our credit-related expenses for the first quarter of 2009 are not necessarily indicative of the expenses we will incur in subsequent quarters during 2009. Because of the current state of the market and a focus on keeping people in their homes and supporting liquidity and stability in the mortgage market, we are no longer providing guidance on expected changes in our combined loss reserves during 2009.

Expected Lack of Profitability for Foreseeable Future.  We expect to continue to have losses as our guaranty book of business continues to deteriorate and as we continue to incur ongoing costs in our efforts to keep people in homes and provide liquidity to the mortgage market. We expect that we will not operate profitably for the foreseeable future.

Uncertainty Regarding our Future Status and Long-Term Financial Sustainability:  We expect that we will experience adverse financial effects because of our strategy of concentrating our efforts on keeping people in their homes and preventing foreclosures, including our efforts under the Making Home Affordable Program, while remaining active in the secondary mortgage market. In addition, future activities that our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help borrowers may contribute to further deterioration in our results of operations and financial condition. Although Treasury’s additional funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial and will increase as we request additional funds from Treasury under the senior preferred stock purchase agreement. As a result of these factors, along with current and expected market and economic conditions and the deterioration in our single-family and multifamily books of business, there is significant uncertainty as to our long-term financial sustainability. We expect that for the foreseeable future the earnings of the company, if any, will not be sufficient to pay the dividends on the senior preferred stock. As a result, future dividend payments will be paid from equity drawn from the Treasury. Further, the conservatorship that we are under has no specified termination date, and the future structure of our business during and following termination of the conservatorship is uncertain.

HOUSING GOALS

Proposed 2009 Housing Goals

As described in our 2008 Form 10-K, the Regulatory Reform Act provides that the housing goals previously established by the Department of Housing and Urban Development for 2008 remain in effect for 2009; however, the Regulatory Reform Act also includes a requirement that the Director of FHFA review these goals to determine their feasibility for 2009 in light of current market conditions and, after seeking public comment, make appropriate adjustments to the goals consistent with these market conditions.

In April 2009, FHFA issued a proposed rule lowering our 2009 housing goals from the 2008 levels. FHFA determined that, in light of current market conditions, the previously established 2009 housing goals were not feasible unless adjusted. FHFA’s proposed adjustments would reduce our 2009 housing goals approximately to the levels that prevailed in 2004 through 2006. FHFA’s proposed rule would also permit loan modifications that we make in accordance with HASP to be treated as mortgage purchases and count towards the housing goals. In addition, the proposed rule would exclude from counting towards the 2009 housing goals any purchases of loans on one-to four-unit properties with a maximum original principal balance higher than the nationwide conforming loan limit (currently set at $417,000). The adverse market conditions that FHFA took into consideration in its determination that the existing 2009 goals were not feasible included tighter underwriting practices, the sharply increased standards of private mortgage insurers, the increased role of the FHA in the marketplace, the collapse of the private-label mortgage-related securities market, increasing unemployment, multifamily market volatility and the prospect of a refinancing surge in 2009. These conditions contribute to fewer goals-qualifying mortgages available for purchase by us. FHFA’s proposed rule notes that, even with these reductions, the proposed 2009 goals are generally at the upper end of FHFA’s market estimates for 2009.

The following table sets forth FHFA’s proposed 2009 housing goals and subgoals, and for comparative purposes our 2008 housing goals and subgoals, and our performance against those goals and subgoals. The 2008 performance results have not yet been validated by FHFA.

Table 2:  Housing Goals and Subgoals

	2009	2008
	Proposed Goal	Result(1)	Goal

Housing goals:(2)
Low- and moderate-income housing	51.0%	53.6%	56.0%
Underserved areas	37.0	39.4	39.0
Special affordable housing	23.0	26.0	27.0

Housing subgoals:
Home purchase subgoals:(3)
Low- and moderate-income housing	40.0%	38.9%	47.0%
Underserved areas	30.0	30.4	34.0
Special affordable housing	14.0	13.6	18.0
Multifamily special affordable housing subgoal ($ in billions)(4)	$5.49	$13.42	$5.49

(1)	Results presented for 2008 were reported to FHFA in Fannie Mae’s Annual Housing Activities Report. They have not yet been validated by FHFA.

(2)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(3)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

(4)	The multifamily subgoal is measured by loan amount and expressed as a dollar amount.

Determination by FHFA Regarding 2008 Housing Goals Compliance

As described above and in our 2008 Form 10-K, we believe that we did not meet our two income-based housing goals (the low- and moderate-income housing goal and the special affordable housing goal) or any of our three home purchase subgoals for 2008. In March 2009, FHFA notified us of its determination that achievement of these housing goals and subgoals was not feasible due to housing and economic conditions and our financial condition in 2008. As a result, we will not be required to submit a housing plan for failure to meet these goals and subgoals pursuant to the Federal Housing Enterprises Safety and Soundness Act of 1992.

For additional background information on our housing goals and subgoals, refer to “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—Housing Goals and Subgoals” of our 2008 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” of our 2008 Form 10-K and in “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” of this report.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We describe below significant changes in the judgments and assumptions we made during the first quarter of 2009 in applying our critical accounting policies and estimates. Management has discussed any changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of the Board of Directors. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our 2008 Form 10-K for additional information about our critical accounting policies and estimates.

Fair Value of Financial Instruments

The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because we account for and record a substantial portion of our assets and liabilities at fair value. SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). SFAS 157 establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Each asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement. The three levels of the SFAS 157 fair value hierarchy are described below:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:  Unobservable inputs.

In determining fair value, we use various valuation techniques. We disclose the carrying value and fair value of our financial assets and liabilities and describe the specific valuation techniques used to determine the fair value of these financial instruments in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.” The majority of our financial instruments carried at fair value fall within the level 2 category and are valued primarily utilizing inputs and assumptions that are observable in the marketplace, that can be derived from observable market data or that can be corroborated by recent trading activity of similar instruments with similar characteristics. For example, we generally request non-binding prices from at least four independent pricing services to estimate the fair value of our trading and available-for-sale investment securities at an individual security level. We use the average of these prices to determine the fair value. In the absence of such information or if we are not able to corroborate these prices by other available, relevant market information, we estimate their fair values based on single source quotations from brokers or dealers or by using internal calculations or discounted cash flow techniques that incorporate inputs, such as prepayment rates, discount rates and delinquency, default and cumulative loss expectations, that are implied by market prices for similar securities and collateral structure types. Because items classified as level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSPs”) to clarify the guidance on fair value measurement and to amend the recognition, measurement and presentation requirements of other-than-temporary impairments for debt securities. These FSPs consist of:

(1) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and (2) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. These FSPs are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. See “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” for additional information, including the expected impact of these recently issued pronouncements on our condensed consolidated financial statements.

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

The following discussion identifies the types of financial assets and liabilities within each balance sheet category that are based on level 3 inputs and the valuation techniques we use to determine their fair values, including key inputs and assumptions.

•	Trading and Available-for-Sale Investment Securities. Our financial instruments within these asset categories that are classified as level 3 primarily consist of mortgage-related securities backed by Alt-A loans, subprime loans and manufactured housing loans and mortgage revenue bonds. We have relied on external pricing services to estimate the fair value of these securities and validated those results with our internally derived prices, which may incorporate spread, yield, or vintage and product matrices, and standard cash flow discounting techniques. The inputs we use in estimating these values are based on multiple factors, including market observations, relative value to other securities, and non-binding dealer quotations. When we are not able to corroborate vendor-based prices, we rely on management’s best estimate of fair value.

•	Derivatives. Our derivative financial instruments that are classified as level 3 primarily consist of a limited population of certain highly structured, complex interest rate risk management derivatives. Examples include certain swaps with embedded caps and floors that reference non-standard indices. We determine the fair value of these derivative instruments using indicative market prices obtained from independent third parties. If we obtain a price from a single source and we are not able to corroborate that price, the fair value measurement is classified as level 3.

•	Guaranty Assets and Buy-ups. We determine the fair value of our guaranty assets and buy-ups based on the present value of the estimated compensation we expect to receive for providing our guaranty. We generally estimate the fair value using proprietary internal models that calculate the present value of expected cash flows. Key model inputs and assumptions include prepayment speeds, forward yield curves and discount rates that are commensurate with the level of estimated risk.

•	Guaranty Obligations. The fair value of all guaranty obligations, measured subsequent to their initial recognition, reflects our estimate of a hypothetical transaction price that we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the guaranty obligations using internal valuation models that calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions, such as default rates, severity rates and a required rate of return. During 2008, we further adjusted the model-generated values based on our current market pricing to arrive at our estimate of a hypothetical transaction price for our existing guaranty obligations. Beginning in the first quarter of 2009, we concluded that the credit characteristics of the pools of loans upon which we were issuing new guarantees increasingly did not reflect the credit characteristics of our existing guaranteed pools; thus, current market prices for our new guarantees were not a relevant input to our estimate of the hypothetical transaction price for our existing guaranty obligations. Therefore, at March 31, 2009, we based our estimate of the fair value of our existing guaranty obligations solely upon our model without further adjustment.

Fair value measurements related to financial instruments that are reported at fair value in our condensed consolidated financial statements each period, such as our trading and available-for-sale securities and derivatives, are referred to as recurring fair value measurements. Fair value measurements related to financial instruments that are not reported at fair value each period, such as held-for-sale mortgage loans, are referred to as non-recurring fair value measurements.

Table 3 presents a comparison, by balance sheet category, of the amount of financial assets carried in our consolidated balance sheets at fair value on a recurring basis and classified as level 3 as of March 31, 2009 and December 31, 2008. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as level 3 to vary each period.

Table 3:  Level 3 Recurring Financial Assets at Fair Value

	As of
	March 31,	December 31,
Balance Sheet Category	2009	2008
	(Dollars in millions)

Trading securities	$10,308	$12,765
Available-for-sale securities	40,412	47,837
Derivatives assets	331	362
Guaranty assets and buy-ups	1,179	1,083

Level 3 recurring assets	$52,230	$62,047

Total assets	$919,638	$912,404
Total recurring assets measured at fair value	$349,759	$359,246
Level 3 recurring assets as a percentage of total assets	6%	7%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	15%	17%
Total recurring assets measured at fair value as a percentage of total assets	38%	39%

Level 3 recurring assets totaled $52.2 billion, or 6% of our total assets, as of March 31, 2009, compared with $62.0 billion, or 7% of our total assets, as of December 31, 2008. The decrease in assets classified as level 3 during the first quarter of 2009 was principally the result of a net transfer of approximately $6.5 billion in assets to level 2 from level 3. The transferred assets consisted primarily of private-label mortgage-related securities backed by non-fixed rate Alt-A loans. The market for Alt-A securities continues to be relatively illiquid. However, during the first quarter of 2009, price transparency improved as a result of recent transactions, and we noted some convergence in prices obtained from third party vendors. As a result, we determined that it was appropriate to rely on level 2 inputs to value these securities.

Financial assets measured at fair value on a non-recurring basis and classified as level 3, which are not presented in the table above, include held-for-sale loans that are measured at lower of cost or fair value and that were written down to fair value during the period. Held-for-sale loans that were reported at fair value, rather than amortized cost, totaled $2.1 billion and $1.3 billion as of March 31, 2009 and December 31, 2008, respectively. In addition, certain other financial assets carried at amortized cost that have been written down to fair value during the period due to impairment are classified as non-recurring. The fair value of these level 3 non-recurring financial assets, which primarily consisted of certain guaranty assets, low income housing tax credit (“LIHTC”) partnership investments and acquired property, totaled $13.4 billion and $22.4 billion as of March 31, 2009 and December 31, 2008, respectively.

Our LIHTC investments trade in a market with limited observable transactions. There is decreased market demand for LIHTC investments because there are fewer tax benefits derived from these investments by traditional investors, as these investors are currently projecting much lower levels of future profits than in previous years. This decreased demand has reduced the value of these investments. We determine the fair value of our LIHTC investments using internal models that estimate the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates are based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which require significant management judgment, include discount rates and projections related to the amount and timing of tax benefits. We compare the model results to the limited number of observed market transactions and make adjustments to reflect differences between the risk profile of the observed market transactions and our LITHC investments.

Financial liabilities measured at fair value on a recurring basis and classified as level 3 consisted of long-term debt with a fair value of $867 million and $2.9 billion as of March 31, 2009 and December 31, 2008, respectively, and derivatives liabilities with a fair value of $23 million and $52 million as of March 31, 2009 and December 31, 2008, respectively.

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

We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. It is our practice to continually monitor delinquency and default trends and make changes in our historically developed assumptions and estimates as necessary to better reflect the impact of present conditions, including current trends in borrower risk and/or general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment.

Because of the current stress in the housing and credit markets, and the speed and extent to which these markets have deteriorated, our process for determining our loss reserves has become more complex and involves a greater degree of management judgment. As a result of the continued decline in home prices, more limited opportunities for refinancing due to the tightening of the credit markets and the sharp rise in unemployment, mortgage delinquencies have reached record levels. Our historical loan performance data indicates a pattern of default rates and credit losses that typically occur over time, which are strongly dependent on the age of a mortgage loan. However, we have witnessed significant changes in traditional loan performance and delinquency patterns, including an increase in early-stage delinquencies for certain loan categories and faster transitions to later stage delinquencies. We believe that recently announced government policies and our initiatives under these policies have partly contributed to these newly observed delinquency patterns. For example, our level of foreclosures and associated charge-offs were lower in the first quarter of 2009 than they otherwise would have been due to foreclosure delays resulting from our foreclosure suspension, our requirement that loan modification options be pursued with the borrower before proceeding to a foreclosure sale, and state-driven changes in foreclosure rules to slow and extend the foreclosure process. As a result, we determined that it was necessary to refine our loss reserve estimation process to reflect these newly observed delinquency patterns, as we describe in more detail below.

We historically have relied on internally developed default loss curves derived from observed default trends in our single-family guaranty book of business to determine our single-family loss reserve. These loss curves are shaped by the normal pattern of defaults, based on the age of the book, and informed by historical default trends and the performance of the loans in our book to date. We develop the loss curves by aggregating homogeneous loans into pools based on common underlying risk characteristics, such as origination year and seasoning, original LTV ratio and loan product type, to derive an overall estimate. We use these loss curve models to estimate, based on current events and conditions, the number of loans that will default (“default rate”) and how much of a loan’s balance will be lost in the event of default (“loss severity”). For the majority of our loan risk categories, our default rate estimates have traditionally been based on loss curves developed from available historical loan performance data dating back to 1980. However, we have recently used a shorter, more near-term default loss curve based on a one quarter “look-back” period to generate estimated default rates for loans originated in 2006 and 2007 and for Alt-A loans originated in 2005. More recently, we also have relied on a one-quarter look back period to develop loss severity estimates for all of our loan categories.

We experienced a substantial reduction in foreclosures and charge-offs during the periods November 26, 2008 through January 31, 2008 and February 17, 2009 through March 6, 2009 when our foreclosure suspension was in effect and a surge in foreclosures during the two-week period of February 1, 2009 through February 16, 2009. Since February 16, 2009, we have continued to observe a reduced level of foreclosures as our servicers, in keeping with our guidelines, evaluate borrowers for newly introduced workout options before proceeding to a foreclosure. Because of the distortion in defaults caused by these temporary events, we adjusted our loss curves to incorporate default estimates derived from an assessment of our most recently observed loan delinquencies and the related transition of loans through the various delinquency categories. We used this delinquency assessment and our most recent default information prior to the foreclosure suspension to estimate the number of defaults that we would have expected to occur during the first quarter of 2009 if the foreclosure moratorium had not been in effect. We then used these estimated defaults, rather than the actual number of defaults that occurred during the first quarter of 2009, to estimate our loss curves and derive the default rates used in determining our loss reserves. Consistent with our approach during the fourth quarter of 2008, we also made management adjustments to our model-generated results to capture incremental losses that may not be fully reflected in our models related to geographically concentrated areas that are experiencing severe stress as a result of significant home price declines and the sharp rise in unemployment rates.

We also made several enhancements to the models used in determining our multifamily loss reserves to reflect the impact of the deterioration in the credit performance of loans in our multifamily guaranty book of business resulting from current market conditions, including the severe economic downturn and lack of liquidity in the multifamily mortgage market. Our model enhancements involved weighting more heavily our recent loan performance experience to derive the key parameters used in calculating our expected default rates. We expect increased multifamily defaults and loss severities in 2009.

Our combined loss reserves increased by $17.0 billion during the first quarter of 2009 to $41.7 billion as of March 31, 2009, reflecting further deterioration in both our single-family and multifamily guaranty book of business, as evidenced by the significant increase in delinquent, seriously delinquent and nonperforming loans, as well as an increase in our average loss severities as a result of the continued decline in home prices during the first quarter of 2009. The incremental management adjustment to our loss reserves for geographic and unemployment stresses accounted for approximately $5.6 billion of our combined loss reserves of $41.7 billion as of March 31, 2009, compared with approximately $2.3 billion of our combined loss reserves of $24.8 billion as of December 31, 2008.

We provide additional information on our combined loss reserves and the impact of adjustments to our loss reserves on our condensed consolidated financial statements in “Consolidated Results of Operations—Credit-Related Expenses” and “Notes to Condensed Consolidated Financial Statements—Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

CONSOLIDATED RESULTS OF OPERATIONS

Our business generates revenues from three principal sources: net interest income; guaranty fee income; and fee and other income. Other significant factors affecting our results of operations include: fair value gains and losses; the timing and size of investment gains and losses; credit-related expenses; losses from partnership investments; administrative expenses and our effective tax rate. We expect high levels of period-to-period volatility in our results of operations and financial condition, principally due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark-to-market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and expected interest rate volatility, as well as activity related to these financial instruments.

Table 4 presents a condensed summary of our consolidated results of operations for the three months ended March 31, 2009 and 2008 and selected performance metrics that we believe are useful in evaluating changes in our results between periods.

Table 4:  Summary of Condensed Consolidated Results of Operations and Performance Metrics

	For the
	Three Months Ended
	March 31,				Variance
	2009		2008		$	%
	(Dollars in millions, except per share amounts)

Net interest income	$3,248		$1,690		$1,558	92%
Guaranty fee income	1,752		1,752		—	—
Trust management income	11		107		(96)	(90)
Fee and other income	181		227		(46)	(20)

Net revenues	5,192		3,776		1,416	38

Investment losses, net	(5,430)		(111)		(5,319)	(4,792)
Fair value losses, net(1)	(1,460)		(4,377)		2,917	67
Losses from partnership investments	(357)		(141)		(216)	(153)
Administrative expenses	(523)		(512)		(11)	(2)
Credit-related expenses(2)	(20,872)		(3,243)		(17,629)	(544)
Other non-interest expenses(3)	(358)		(505)		147	29

Loss before federal income taxes and extraordinary losses	(23,808)		(5,113)		(18,695)	(366)
Benefit for federal income taxes	623		2,928		(2,305)	(79)
Extraordinary losses, net of tax effect	—		(1)		1	100

Net loss	(23,185)		(2,186)		(20,999)	(961)
Less: Net loss attributable to the noncontrolling interest	17		—		17	—

Net loss attributable to Fannie Mae	$(23,168)		$(2,186)		$(20,982)	(960)%

Diluted loss per common share	$(4.09)		$(2.57)		$(1.52)	(59)%

Performance metrics:
Net interest yield(4)	1.45%		0.82%
Average effective guaranty fee rate (in basis points)(5)	27.4	bp	29.5	bp
Credit loss ratio (in basis points)(6)	33.2		12.6

(1)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) debt foreign exchange gains (losses), net; and (d) debt fair value gains (losses), net.

(2)	Consists of provision for credit losses and foreclosed property expense.

(3)	Consists of the following: (a) debt extinguishment gains (losses), net; and (b) other expenses.

(4)	Calculated based on net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(5)	Calculated based on guaranty fee income for the reporting period divided by average outstanding Fannie Mae MBS and other guarantees during the period, expressed in basis points.

(6)	Calculated based on (a) charge-offs, net of recoveries; plus (b) foreclosed property expense; adjusted to exclude (c) the impact of SOP 03-3 and HomeSaver Advance fair value losses for the reporting period divided by the average guaranty book of business during the period, expressed in basis points.

The section below provides a comparative discussion of our condensed consolidated results of operations for the three months ended March 31, 2009 and 2008. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary” where we discuss trends and other factors that we expect will affect our future results of operations.

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

We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Table 5 presents an analysis of our net interest income and net interest yield for the first quarters of 2009 and 2008.

Table 5:  Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$431,918	$5,598	5.18%	$410,318	$5,662	5.52%
Mortgage securities	346,923	4,620	5.33	315,795	4,144	5.25
Non-mortgage securities(3)	48,349	91	0.75	66,630	678	4.03
Federal funds sold and securities purchased under agreements to resell	64,203	104	0.65	36,233	393	4.29
Advances to lenders	4,256	23	2.16	4,229	65	6.08

Total interest-earning assets	$895,649	$10,436	4.66%	$833,205	$10,942	5.25%

Interest-bearing liabilities:
Short-term debt	$330,434	$1,107	1.34%	$257,445	$2,558	3.93%
Long-term debt	554,806	6,081	4.38	545,549	6,691	4.91
Federal funds purchased and securities sold under agreements to repurchase	79	—	—	448	3	2.65

Total interest-bearing liabilities	$885,319	$7,188	3.25%	$803,442	$9,252	4.59%

Impact of net non-interest bearing funding	$10,330		0.04%	$29,763		0.16%

Net interest income/net interest yield(4)		$3,248	1.45%		$1,690	0.82%

Selected benchmark interest rates at end of period:(5)
3-month LIBOR			1.19%			2.69%
2-year swap interest rate			1.38			2.45
5-year swap interest rate			2.22			3.31
30-year Fannie Mae MBS par coupon rate			3.88			5.25

(1)	We have calculated the average balances for mortgage loans based on the average of the amortized cost amounts as of the beginning of the year and as of the end of each month in the period. For all other categories, the average balances have been calculated based on a daily average.

(2)	Average balance amounts include nonaccrual loans with an average balance totaling $18.4 billion and $8.2 billion for the three months ended March 31, 2009 and 2008, respectively. Interest income includes interest income on loans purchased from MBS trusts subject to SOP 03-3, which totaled $153 million and $145 million for the three months ended March 31, 2009 and 2008, respectively. These interest income amounts included accretion of $65 million and $35 million for the three months ended March 31, 2009 and 2008, respectively, relating to a portion of the fair value losses recorded upon the acquisition of loans subject to SOP 03-3.

(3)	Includes cash equivalents.

(4)	We compute net interest yield by dividing net interest income for the period by the average balance of our total interest-earning assets during the period.

(5)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Net interest income of $3.2 billion for the first quarter of 2009 reflected an increase of 92% over net interest income of $1.7 billion for the first quarter of 2008, driven by a 77% (63 basis point) expansion of our net interest yield to 1.45% and a 7% increase in our average interest-earning assets.

Table 6 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 6:  Rate/Volume Analysis of Net Interest Income

	For the Three Months
	Ended March 31,
	2009 vs. 2008
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$(64)	$290	$(354)
Mortgage securities	476	414	62
Non-mortgage securities(2)	(587)	(148)	(439)
Federal funds sold and securities purchased under agreements to resell	(289)	181	(470)
Advances to lenders	(42)	—	(42)

Total interest income	(506)	737	(1,243)

Interest expense:
Short-term debt	(1,451)	581	(2,032)
Long-term debt	(610)	112	(722)
Federal funds purchased and securities sold under agreements to repurchase	(3)	(1)	(2)

Total interest expense	(2,064)	692	(2,756)

Net interest income	$1,558	$45	$1,513

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

The 63 basis point increase in our net interest yield during the first quarter of 2009 was attributable to a 134 basis point reduction in the average cost of our debt to 3.25%, which more than offset the 59 basis point decline in the average yield on our interest-earning assets to 4.66%. The reduction in our borrowing costs was attributable to a decline in short-term borrowing rates and a shift in our funding mix to more short-term debt because of the reduced demand for our longer-term and callable debt securities during the second half of 2008. In addition, our net interest yield for the first quarter of 2008 reflected a benefit from the redemption of step-rate debt securities, which reduced the average cost of our debt. Because we paid off these securities prior to maturity, we reversed a portion of the interest expense that we had previously accrued.

Although we consider the periodic net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments, these amounts are not reflected in our net interest income and net interest yield. Instead, these amounts are included in our derivatives gains (losses) and reflected in our consolidated statements of operations as a component of “Fair value losses, net.” As shown in Table 10 below, we recorded net contractual interest expense on our interest rate swaps totaling $940 million and $26 million for the first quarter of 2009 and 2008, respectively. The economic effect of the interest accruals on our interest rate swaps increased our funding costs by approximately 42 basis points for the first quarter of 2009 and approximately 1 basis point for the first quarter of 2008.

The 7% increase in our average interest-earning assets was attributable to an increase in portfolio purchases during the second half of 2008, as mortgage-to-debt spreads reached historic highs, and a reduction in liquidations due to the disruption in the housing and credit markets. In the first quarter of 2009, we significantly reduced our purchases of agency MBS, largely due to the significant narrowing of spreads on agency MBS during the quarter in response to the Federal Reserve’s agency MBS purchase program, which was announced in November 2008 and expanded in March 2009 to include the purchase of up to $1.25 trillion of agency MBS by the end of 2009. The Federal Reserve currently is the primary purchaser of agency MBS.

Under the senior preferred stock purchase agreement, we are prohibited from issuing debt in amount greater than 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. We are permitted to increase our mortgage portfolio up to $900 billion through December 31, 2009. Beginning in

2010, we are required to reduce our mortgage portfolio by 10% per year, until the amount of our mortgage assets reaches $250 billion. Although the debt and mortgage portfolio caps did not have a significant impact on our portfolio activities during the first quarter of 2009, these limits may have significant adverse impact on our future portfolio activities and net interest income. For additional information on our portfolio investment and funding activity, see “Consolidated Balance Sheet Analysis—Mortgage Investments” and “Liquidity and Capital Management—Liquidity Management—Debt Funding.” For a description of the amended terms of the senior preferred stock purchase agreement, see “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” and see “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements” of our 2008 Form 10-K for a description the terms of the agreement prior to its May 2009 amendment, most of which continue to apply.

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

Table 7 shows the components of our guaranty fee income, our average effective guaranty fee rate and Fannie Mae MBS activity for the first quarters of 2009 and 2008.

Table 7:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended March 31,
	2009			2008
	Amount	Rate(2)		Amount	Rate(2)		%Change
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate, excluding certain fair value adjustments and buy-up impairment	$1,726	27.0	bp	$1,719	29.0	bp	—%
Net change in fair value of buy-ups and certain guaranty assets	46	0.7		62	1.0		(26)
Buy-up impairment	(20)	(0.3)		(29)	(0.5)		31

Guaranty fee income/average effective guaranty fee rate	$1,752	27.4	bp	$1,752	29.5	bp	—%

Average outstanding Fannie Mae MBS and other guarantees(3)	$2,559,424			$2,374,033			8%
Fannie Mae MBS issues(4)	154,320			168,592			(8)

(1)	Guaranty fee income includes the accretion of losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008.

(2)	Presented in basis points and calculated based on guaranty fee income components divided by average outstanding Fannie Mae MBS and other guarantees for each respective period.

(3)	Includes unpaid principal balance of other guarantees totaling $26.5 billion and $27.8 billion as of March 31, 2009 and December 31, 2008, respectively.

(4)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

Our guaranty fee income in the first quarter of 2009 was at the same level as the first quarter of 2008. We experienced an 8% increase in average outstanding Fannie Mae MBS and other guarantees, which was offset by a 7% decrease in the average effective guaranty fee rate to 27.4 basis points from 29.5 basis points for the first quarter of 2008. We experienced an increase in our average outstanding Fannie Mae MBS and other guarantees as our MBS issuances exceeded liquidations throughout 2008 and in early 2009. Our market share of MBS issuances remained strong during 2008 and into 2009, reflecting the continuing shift in the composition of originations in the primary mortgage market to agency-conforming loans.

The decrease in our average effective guaranty fee rate for the first quarter of 2009 was attributable to the guaranty fee pricing changes we implemented during 2008 to address the current risks in the housing market. As result of these pricing changes, coupled with changes in our underwriting standards, we reduced or eliminated our acquisitions of higher risk, higher fee product categories, such as Alt-A, subprime, high LTV and low FICO score loans. As a result, we experienced a shift in the composition of our new business and overall guaranty book of business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages. The average charged guaranty fee on our new single-family business for the first quarter of 2009 was 21.0 basis points, compared with 25.7 basis points for the first quarter of 2008. The average charged fee represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated average life. Beginning in 2009, we extended the estimated average life used in calculating the recognition of upfront cash payments for the purpose of determining our single-family new business average charged guaranty fee to reflect a longer expected duration because of the record low interest rate environment. This change did not have a material impact on the average charged guaranty fee on our new single-family business in the first quarter of 2009.

Our guaranty fee income includes an estimated $192 million and $297 million for the first quarter of 2009 and 2008, respectively, related to the accretion of deferred amounts on guaranty contracts where we recognized losses at the inception of the contract.

Trust Management Income

Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders, which we refer to as float income. Trust management income decreased to $11 million for the first quarter of 2009, from $107 million for the first quarter of 2008. This decrease was attributable to the significant decline in short-term interest rates.

Fee and Other Income

Fee and other income consists of transaction fees, technology fees and multifamily fees. These fees are largely driven by our business volume. Fee and other income decreased to $181 million for the first quarter of 2009, from $227 million for the first quarter of 2008. The decrease was primarily attributable to lower multifamily fees due to slower multifamily loan prepayments during the first quarter of 2009 relative to the first quarter of 2008.

Investment Gains (Losses), Net

Investment gains and losses, net includes other-than-temporary impairment on available-for-sale securities; lower of cost or fair value adjustments on held-for-sale loans; gains and losses recognized on the securitization of loans or securities from our portfolio and from the sale of available-for-sale securities; and other investment losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities and changes in market and credit conditions that may result in other-than-temporary impairment. Table 8 details the components of investment gains and losses for the first quarters of 2009 and 2008.

Table 8:  Investment Gains (Losses), Net

	For the
	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Other-than-temporary impairment on available-for-sale securities(1)	$(5,653)	$(55)
Lower of cost or fair value adjustments on held-for-sale loans	(205)	(71)
Gains on Fannie Mae portfolio securitizations, net	320	42
Gains on sale of available-for-sale securities, net	136	33
Other investment losses, net	(28)	(60)

Investment losses, net	$(5,430)	$(111)

(1)	Excludes other-than-temporary impairment on guaranty assets and buy-ups as these amounts are recognized as a component of guaranty fee income. Refer to Table 7: Guaranty Fee Income and Average Effective Guaranty Fee Rate.

The $5.3 billion increase in investment losses for the first quarter of 2009 over the first quarter of 2008 was primarily attributable to an increase in other-than-temporary impairment on available-for- sale securities. The other-than-temporary impairment of $5.7 billion that we recognized in the first quarter of 2009 included additional impairment losses on some of our Alt-A and subprime private-label securities that we had previously impaired, as well as impairment losses on other Alt-A and subprime securities, due to continued deterioration in the credit quality of the loans underlying these securities and further declines in the expected cash flows. See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities— Investments in Private-Label Mortgage-Related Securities” for additional information on the other-than-temporary impairment recognized on our investments in Alt-A and subprime private-label mortgage-related securities. See “Part II—Item 1A—Risk Factors” for a discussion of the risks associated with possible future write-downs of our investment securities.

Fair Value Gains (Losses), Net

Fair value gains and losses, net consists of (1) derivatives fair value gains and losses; (2) trading securities gains and losses; (3) foreign exchange gains and losses on our foreign-denominated debt; and (4) fair value gains and losses on certain debt securities carried at fair value. By presenting these items together in our consolidated results of operations, we are able to show the net impact of mark-to-market adjustments that generally result in offsetting gains and losses attributable to changes in interest rates.

We generally have expected that gains and losses on our agency MBS and commercial mortgage-backed securities backed by multifamily mortgage loans (“CMBS”) classified as trading securities, to the extent they are attributable to changes in interest rates, would offset a portion of the losses and gains on our derivatives because changes in the fair value of our trading securities typically moved inversely to changes in the fair value of our derivatives.

We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. The foreign currency exchange gains and losses on our foreign-denominated debt are offset in part by corresponding losses and gains on foreign currency swaps.

Table 9 summarizes the components of fair value gains (losses), net for the first quarter of 2009 and 2008. The decrease in fair value losses in the first quarter of 2009 from the first quarter of 2008 was largely due to a decline in losses on our derivatives and net gains on our trading securities.

Table 9:  Fair Value Gains (Losses), Net

	For the
	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Derivatives fair value losses, net	$(1,706)	$(3,003)
Trading securities gains (losses) net	167	(1,227)

Fair value losses on derivatives and trading securities, net	(1,539)	(4,230)
Debt foreign exchange gains (losses), net	55	(157)
Debt fair value gains, net	24	10

Fair value losses, net	$(1,460)	$(4,377)

Derivatives Fair Value Gains (Losses), Net

Derivative instruments are an integral part of our management of interest rate risk. We supplement our issuance of debt with derivative instruments to further reduce duration and prepayment risks. Table 10 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the first quarters of 2009 and 2008. Table 10 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest accruals on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The 5-year swap interest rate, which is shown below in Table 10, is a key reference interest rate that affects the fair value of our derivatives.

Table 10:  Derivatives Fair Value Gains (Losses), Net

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$3,314	$(15,895)
Receive-fixed	(1,362)	12,792
Basis	(23)	5
Foreign currency(1)	(73)	146
Swaptions:
Pay-fixed	(15)	(189)
Receive-fixed	(3,238)	273
Interest rate caps	—	(1)
Other(2)	29	64

Total risk management derivatives fair value losses, net	(1,368)	(2,805)
Mortgage commitment derivatives fair value losses, net	(338)	(198)

Total derivatives fair value losses, net	$(1,706)	$(3,003)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) accruals on interest rate swaps	$(940)	$(26)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	2	204
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(430)	(2,983)

Total risk management derivatives fair value losses, net(3)	$(1,368)	$(2,805)

	2009	2008

5-year swap interest rate:
As of January 1	2.13%	4.19%
As of March 31	2.22	3.31

(1)	Includes the effect of net contractual interest income accruals of approximately $6 million and interest expense accruals of approximately $3 million for the three months ended March 31, 2009 and 2008, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net loss of $79 million for the three months ended March 31, 2009 and a net gain of $149 million for the three months ended March 31, 2008.

(2)	Includes MBS options, swap credit enhancements, mortgage insurance contracts and certain forward starting debt.

(3)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

The derivatives fair value losses of $1.7 billion for the first quarter of 2009 were primarily attributable to fair value losses on our option-based derivatives due to the combined effect of a decrease in implied volatility and the time decay of these options.

The derivatives fair value losses of $3.0 billion for the first quarter of 2008 were driven by a decline in interest rates during the quarter. The 5-year swap interest rate fell by 88 basis points to 3.31% as of March 31, 2008, resulting in fair value losses on our pay-fixed swaps that exceeded the fair value gains on our receive-fixed swaps. We experienced partially offsetting fair value gains on our option-based derivatives due to an increase in implied volatility that more than offset the combined effect of the time decay of these options and the decrease in swap interest rates during the first quarter of 2008.

For additional information on our interest rate risk management strategy and our use of derivatives in managing our interest rate risk, see “Part II—Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies” of our 2008 Form 10-K. Also see “Consolidated Balance Sheet Analysis—Derivative Instruments” for a discussion of the effect of derivatives on our condensed consolidated balance sheets.

Trading Securities Gains (Losses), Net

We recorded net gains on trading securities of $167 million for the first quarter of 2009, compared with net losses of $1.2 billion for the first quarter of 2008. The gains on our trading securities during the first quarter of 2009 were attributable to the significant decline in mortgage interest rates and the narrowing of spreads on agency MBS during the quarter. These gains were partially offset by a continued decrease in the fair value of the private-label mortgage-related securities backed by Alt-A and subprime loans that we hold. The losses on our trading securities during the first quarter of 2008 were attributable to a significant widening of credit spreads during the quarter, particularly related to private-label mortgage-related securities backed by Alt-A and subprime loans and CMBS.

We provide additional information on our trading and available-for-sale securities in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities” and disclose the sensitivity of changes in the fair value of our trading securities to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Metrics.”

Losses from Partnership Investments

Our partnership investments, which primarily include investments in LIHTC partnerships as well as investments in other affordable rental and for-sale housing partnerships, totaled approximately $8.9 billion as of March 31, 2009, compared with $9.3 billion as of December 31, 2008. Losses from partnership investments increased to $357 million for the first quarter of 2009, from $141 million for the first quarter of 2008. The increase in losses was largely due to the recognition of additional other-than-temporary impairment of $147 million in the first quarter of 2009 on a portion of our LIHTC and other affordable housing investments, reflecting the decline in value of these investments as result of the severe economic downturn. In addition, our partnership losses for the first quarter of 2008 were partially reduced by a gain on the sale of some of our LIHTC investments. We did not have any sales of LIHTC investments during the first quarter of 2009.

Administrative Expenses

Administrative expenses include ongoing operating costs, such as salaries and employee benefits, professional services, occupancy costs and technology expenses. Administrative expenses increased to $523 million for the first quarter of 2009, from $512 million for the first quarter of 2008. We took steps in the fourth quarter of 2008 and the first quarter of 2009 to realign our organization, personnel and resources to focus on our most critical priorities, which include providing liquidity to the mortgage market and preventing foreclosures. As part of this realignment, we reduced staffing levels in some areas of the company during the first quarter of 2009. This reduction in staff, however, was partially offset by an increase in employee and contractor staffing levels in other areas, particularly those divisions of the company that focus on our foreclosure-prevention efforts.

Credit-Related Expenses

Credit-related expenses included in our consolidated statements of operations consist of the provision for credit losses and foreclosed property expense. We detail the components of our credit-related expenses below in Table 11. The substantial increase in our credit-related expenses in the first quarter of 2009 from the first quarter of 2008 was largely due to the significant increase in our provision for credit losses, reflecting the deteriorating credit performance of the loans in our guaranty book of business given the current economic environment, including continued weakness in the housing market and rising unemployment.

Table 11:  Credit-Related Expenses

	For the
	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Provision for credit losses attributable to guaranty book of business	$18,809	$2,340
Provision for credit losses attributable to SOP 03-3 and HomeSaver Advance fair value losses	1,525	733

Total provision for credit losses(1)	20,334	3,073
Foreclosed property expense	538	170

Credit-related expenses	$20,872	$3,243

(1)	Reflects total provision for credit losses reported in our condensed consolidated statements of operations and in Table 12 below under “Combined loss reserves.”

Provision for Credit Losses Attributable to Guaranty Book of Business

Our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our combined loss reserves, provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. We build our loss reserves through the provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, typically upon foreclosure, we record the charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a credit to our loss reserves. Table 12, which summarizes changes in our loss reserves for the three months ended March 31, 2009 and 2008, details the provision for credit losses recognized in our condensed consolidated statements of operations each period and the charge-offs recorded against our combined loss reserves.

Table 12:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance(1)	$2,923	$698
Provision for credit losses(2)	2,509	544
Charge-offs(3)	(637)	(279)
Recoveries	35	30

Ending balance(1)	$4,830	$993

Reserve for guaranty losses:
Beginning balance	$21,830	$2,693
Provision for credit losses	17,825	2,529
Charge-offs(4)(5)	(2,944)	(1,037)
Recoveries	165	17

Ending balance	$36,876	$4,202

Combined loss reserves:
Beginning balance	$24,753	$3,391
Provision for credit losses(2)	20,334	3,073
Charge-offs(3)(4)(5)	(3,581)	(1,316)
Recoveries	200	47

Ending balance(1)	$41,706	$5,195

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Combined loss reserves	$41,706	$24,753
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$41,082	$24,649
Multifamily	624	104

Total	$41,706	$24,753

Single-family and multifamily loss reserve ratios:(6)
Single-family loss reserves as a percentage of single-family guaranty book of business	1.45%	0.88%
Multifamily loss reserves as a percentage of multifamily guaranty book of business	0.36	0.06
Combined loss reserves as a percentage of:
Total guaranty book of business	1.38%	0.83%
Total nonperforming loans(7)	28.78	20.76

(1)	Includes $197 million and $50 million as of March 31, 2009 and 2008, respectively, and $150 million as of December 31, 2008 for acquired loans subject to the application of SOP 03-3.

(2)	Includes an increase in the allowance for loan losses for HomeSaver Advance first-lien loans held in MBS trusts that are consolidated on our balance sheets.

(3)	Includes accrued interest of $247 million and $78 million for the three months ended March 31, 2009 and 2008, respectively.

(4)	Includes charges of $115 million and $5 million for the three months ended March 31, 2009 and 2008, respectively, related to unsecured HomeSaver Advance loans.

(5)	Includes charges recorded at the date of acquisition totaling $1.4 billion and $728 million for the three months ended March 31, 2009 and 2008, respectively, for acquired loans subject to the application of SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

(6)	Represents amount of loss reserves attributable to each loan type as a percentage of the guaranty book of business for each loan type.

(7)	Loans are classified as nonperforming when we believe collectability of interest or principal on the loan is not reasonably assured, which typically occurs when payment of principal or interest on the loan is two months or more past due. Additionally, troubled debt restructurings and HomeSaver Advance first-lien loans are classified as nonperforming loans. See Table 45: Nonperforming Single-Family and Multifamily Loans for additional information on our nonperforming loans.

We have continued to build our combined loss reserves through provisions that have been well in excess of our charge-offs due to the general deterioration in the overall credit performance of loans in our guaranty book of business. This deterioration continues to be concentrated in certain states, certain higher risk loan categories and our 2006 and 2007 loan vintages. Our mortgage loans in the Midwest, which has experienced prolonged economic weakness, and California, Florida, Arizona and Nevada, which previously experienced rapid home price increases and continue to experience steep declines in home prices, have exhibited much higher delinquency rates and accounted for a disproportionate share of our foreclosures and charge-offs. Loans in our Alt-A book, particularly the 2006 and 2007 loan vintages, also have exhibited significantly higher delinquency rates and represented a disproportionate share of our foreclosures and charge-offs. We also are beginning to experience some deterioration in the credit performance of loans in our single-family guaranty book of business with lower risk characteristics, reflecting the adverse impact of the sharp rise in unemployment and the continued decline in home prices.

The provision for credit losses attributable to our guaranty book of business of $18.8 billion for the first quarter of 2009 exceeded net charge-offs of $1.9 billion and included an incremental build in our combined loss reserves of $16.9 billion for the quarter. In comparison, we recorded a provision for credit losses attributable to our guaranty book of business of $2.3 billion for the first quarter of 2008. Our increased provision levels were largely driven by a substantial increase in nonperforming single-family loans, higher delinquencies and an increase in the average loss severity, or initial charge-off per default. Our conventional single-family serious delinquency rate increased to 3.15% as of March 31, 2009, from 2.42% as of December 31, 2008 and 1.15% as of March 31, 2008. The average default rate and loss severity, excluding fair value losses related to SOP 03-3 and HomeSaver Advance loans, was 0.17% and 36%, respectively, for the first quarter of 2009, compared with 0.13% and 19%, respectively, for the first quarter of 2008.

As a result of our higher loss provisioning levels, we substantially increased our combined loss reserves in the first quarter of 2009, both in absolute terms and as a percentage of our total guaranty book of business, to $41.7 billion, or 1.38% of our total guaranty book of business, as of March 31, 2009, from $24.8 billion, or 0.83% of our total guaranty book of business, as of December 31, 2008. Our combined loss reserves as a percentage of our total nonperforming loans increased to 28.78% as of March 31, 2009, from 20.76% as of December 31, 2008.

We increased the portion of our combined loss reserves attributable to our multifamily guaranty book of business by $520 million during the first quarter of 2009, to $624 million, or 0.36% of our multifamily guaranty book of business, as of March 31, 2009, from $104 million, or 0.06% of our multifamily guaranty book of business, as of December 31, 2008. This increase reflects the stress on our multifamily guaranty book of business due to the severe economic downturn and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, as well as the cash flows generated from these investments and refinancing options. These conditions have contributed to higher delinquency and default rates.

Provision for Credit Losses Attributable to SOP 03-3 and HomeSaver Advance Fair Value Losses

In our capacity as guarantor of our MBS trusts, we have the option under the trust agreements, to purchase specified mortgage loans from our MBS trusts. We generally are not permitted to complete a modification of a loan while the loan is held in the MBS trust. As a result, we must exercise our option to purchase any delinquent loan that we intend to modify from an MBS trust prior to the time that the modification becomes effective. The proportion of delinquent loans purchased from MBS trusts for the purpose of modification varies from period to period, driven primarily by factors such as changes in our loss mitigation efforts, as well as changes in interest rates and other market factors. See “Part I—Item 1—Business—Business Segments—Single-Family Credit Guaranty Business—MBS Trusts” of our 2008 10-K for additional information on the provisions in our MBS trusts agreements that govern the purchase of loans from our MBS trusts and the factors that we consider in determining whether to purchase delinquent loans from our MBS trusts.

“SOP 03-3” refers to the accounting guidance issued by the American Institute of Certified Public Accountants Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This guidance is generally applicable to delinquent loans purchased from our MBS trusts and delinquent loans held in any MBS trust that we are required to consolidate, which we collectively refer to as “Acquired Loans from MBS Trusts Subject to SOP 03-3.” We record our net investment in these loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase or consolidation. To the extent the acquisition cost exceeds the estimated fair value, we record a SOP 03-3 fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan.

We introduced HomeSaver Advance in the first quarter of 2008. HomeSaver Advance serves as a foreclosure prevention tool early in the delinquency cycle and does not conflict with our MBS trust requirements because it allows borrowers to cure their payment defaults without modifying their mortgage loan. HomeSaver Advance allows servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments relating to their mortgage loan, generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first lien loan. We record HomeSaver Advance loans at their estimated fair value at the date we purchase these loans from servicers, and, to the extent the acquisition cost exceeds the estimated fair value, we record a HomeSaver fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan.

As indicated in Table 11 above, SOP 03-3 and HomeSaver Advance fair value losses increased to $1.5 billion in the first quarter of 2009, from $733 million in the first quarter of 2008, reflecting both an increase in the number of acquired delinquent loans and a decrease in the fair value of these loans.

Table 13 provides a quarterly comparison of the number of delinquent loans acquired from MBS trusts subject to SOP 03-3, the unpaid principal balance and accrued interest of these loans, and the average fair value based on indicative market prices. The decline in home prices and significant reduction in liquidity in the mortgage markets, along with the increase in mortgage credit risk, have resulted in continued downward pressure on the fair value of these loans.

Table 13:  Statistics on Acquired Loans from MBS Trusts Subject to SOP 03-3

	2009	2008
	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)

Number of acquired loans from MBS trusts subject to SOP 03-3	12,223	6,124	3,678	4,618	10,586
Average indicative market price(1)	45%	50%	53%	53%	60%
Unpaid principal balance and accrued interest of loans acquired	$2,561	$1,286	$744	$807	$1,704

(1)	Calculated based on the estimated fair value at the date of acquisition of delinquent loans subject to SOP 03-3 divided by the unpaid principal balance and accrued interest of these loans at the date of acquisition. The value of primary mortgage insurance is included as a component of the average market price. In the first quarter of 2009, we incorporated the average fair value of acquired multifamily loans subject to SOP 03-3 into the calculation of our average indicative market price. We have revised the previously reported prior period amounts to reflect this change.

During the fourth quarter of 2008, we began increasing the number of delinquent loans we purchased from MBS trusts in response to our efforts to take a more proactive approach to prevent foreclosures by addressing potential problem loans earlier and offering additional, more flexible workout alternatives. As a result of the increase in our loan modification volume that we are experiencing and expect to continue to experience during

2009, particularly as more servicers participate in the Home Affordable Modification Program, we expect our acquisition of delinquent loans from MBS trusts to continue to increase during 2009. We also expect to continue to incur significant losses in 2009 in connection with the acquisition of delinquent loans and the modification of loans. We provide additional information on our loan workout activities in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Problem Loan Management and Foreclosure Prevention.”

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

Table 14 below details the components of our credit loss performance metrics, which exclude the effect of SOP 03-3 and HomeSaver Advance fair value losses, for the first quarters of 2009 and 2008.

Table 14:  Credit Loss Performance Metrics

	For the Three Months Ended
	March 31,
	2009			2008
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$3,381	45.2	bp	$1,269	18.2	bp
Foreclosed property expense	538	7.2		170	2.5
Less: SOP 03-3 and HomeSaver Advance fair value losses(2)	(1,525)	(20.4)		(733)	(10.5)
Plus: Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	89	1.2		169	2.4

Credit losses(4)	$2,483	33.2	bp	$875	12.6	bp

(1)	Based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Represents the amount recorded as a loss when the acquisition cost of a delinquent loan purchased from an MBS trust that is subject to SOP 03-3 exceeds the fair value of the loan at acquisition. Also includes the difference between the unpaid principal balance of unsecured HomeSaver Advance loans at origination and the estimated fair value of these loans that we record in our consolidated balance sheets.

(3)	For seriously delinquent loans purchased from MBS trusts that are recorded at a fair value amount at acquisition that is lower than the acquisition cost, any loss recorded at foreclosure is less than it would have been if we had recorded the loan at its acquisition cost instead of at fair value. Accordingly, we have added back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the purchase price.

(4)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 45, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on loans subject to SOP 03-3 are excluded from credit losses.

Our credit loss ratio increased to 33.2 basis points in the first quarter of 2009, from 12.6 basis points in the first quarter of 2008. Our credit loss ratio including the effect of SOP 03-3 and HomeSaver Advance fair value losses would have been 52.4 basis points and 20.7 basis points for the first quarter of 2009 and 2008, respectively. The substantial increase in our credit losses in the first quarter of 2009 from the first quarter of 2008 reflected the adverse impact of the continued and dramatic national decline in home prices, as well as the severe economic downturn. These conditions have resulted in an increase in delinquencies across our entire guaranty book of business and higher default rates and loss severities, particularly for certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their recent peaks.

Specific credit loss statistics related to loans within certain states that have had the greatest home price declines; loans within states in the Midwest; and certain higher risk loan categories and loan vintages include the following:

•	California, Florida, Arizona and Nevada, which represented approximately 28% and 27% of our single-family conventional mortgage credit book of business as of March 31, 2009 and 2008, respectively, accounted for approximately 58% and 32% of our single-family credit losses for the first quarter of 2009 and 2008, respectively.

•	Michigan and Ohio, two key states driving credit losses in the Midwest, represented approximately 6% of our single-family conventional mortgage credit book of business as of both March 31, 2009 and 2008, but accounted for approximately 9% and 29% of our single-family credit losses for the first quarter of 2009 and 2008, respectively.

•	Certain higher risk loan categories, including Alt-A loans, interest-only loans, loans to borrowers with low credit scores and loans with high loan-to-value ratios, represented approximately 27% and 29% of our single-family conventional mortgage credit book of business as of March 31, 2009 and 2008, respectively, but accounted for approximately 65% and 66% of our single-family credit losses for the first quarter of 2009 and 2008, respectively. A significant portion of these higher risk loan categories were originated in 2006 and 2007 in states that have experienced the steepest declines in home prices, such as California, Florida, Arizona and Nevada.

The suspension of foreclosure sales on occupied single-family properties between the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009 reduced our foreclosure activity in the first quarter of 2009, which resulted in a reduction in our charge-offs and credit losses below what we believe we would have otherwise recorded in the first quarter of 2009 had the moratorium not been in place. We will record a charge-off upon foreclosure for loans subject to the foreclosure moratorium that we are not able to modify and that ultimately result in foreclosure. While the foreclosure moratorium affects the timing of when we incur a credit loss, it does not necessarily affect the credit-related expenses recognized in our consolidated statements of operations because we estimate probable losses inherent in our guaranty book of business as of each balance date in determining our loss reserves. See “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses” for a discussion of changes we made in our loss reserve estimation process to address the impact of the foreclosure moratorium.

We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Regulatory Hypothetical Stress Test Scenario

Under a September 2005 agreement with the Office of Federal Housing Enterprise Oversight (“OFHEO”), the predecessor to FHFA, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5%

decline in single-family home prices for the entire United States. Although this agreement was suspended on March 18, 2009 by FHFA until further notice, we are continuing to provide this disclosure. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 15 compares the credit loss sensitivities as of March 31, 2009 and December 31, 2008 for first lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement.

Table 15:  Single-Family Credit Loss Sensitivity(1)

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Gross single-family credit loss sensitivity	$19,631	$13,232
Less: Projected credit risk sharing proceeds	(4,458)	(3,478)

Net single-family credit loss sensitivity	$15,173	$9,754

Outstanding single-family whole loans and Fannie Mae MBS	$2,755,078	$2,724,253
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.55%	0.36%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both March 31, 2009 and December 31, 2008. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan Real Estate Mortgage Investment Conduits (“REMICs”) and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

The increase in the projected credit loss sensitivities during the first quarter of 2009 reflected the continued decline in home prices and the current negative outlook for the housing and credit markets. Because these sensitivities represent hypothetical scenarios, they should be used with caution. Our regulatory stress test scenario is limited in that it assumes an instantaneous uniform 5% nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional, as well as a local, basis. In addition, these stress test scenarios are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our future expected credit losses.

Other Non-Interest Expenses

Other non-interest expenses consists of credit enhancement expenses, which reflect the amortization of the credit enhancement asset we record at the inception of guaranty contracts, costs associated with the purchase of additional mortgage insurance to protect against credit losses, net gains and losses on the extinguishment of debt, and other miscellaneous expenses. Other non-interest expenses decreased to $358 million for the first quarter of 2009, from $505 million for the first quarter of 2008. This decrease was largely due to a reduction in net losses recorded on the extinguishment of debt and a reduction in interest expense associated with unrecognized tax benefits related to certain unresolved tax positions.

Federal Income Taxes

We recorded a tax benefit for federal income taxes of $623 million for the first quarter of 2009, which represents the benefit of carrying back a portion of our expected current year tax loss, net of the reversal of the use of certain tax credits, to prior years. We were not able to recognize a net tax benefit associated with the majority of our pre-tax loss of $23.8 billion in the first quarter 2009, as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. As a result, we recorded an increase in our valuation allowance of $8.8 billion in our condensed consolidated statements of operations in the first quarter of 2009, which represented the tax effect associated with the majority of the pre-tax losses we recorded in the quarter. The valuation allowance recorded against our deferred tax assets totaled $39.6 billion as of March 31, 2009, resulting in a net deferred tax asset of $1.7 billion as of March 31, 2009, compared with a net deferred tax asset of $3.9 billion as of December 31, 2008. We discuss the factors that led us to record a partial valuation allowance against our net deferred tax assets in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Notes to Consolidated Financial Statements—Note 12, Income Taxes” of our 2008 Form 10-K.

In comparison, we recorded a net tax benefit of $2.9 billion for the first quarter of 2008, due in part to the pre-tax loss for the period as well as the tax credits generated from our LIHTC partnership investments. Our effective income tax rate, excluding the provision or benefit for taxes related to extraordinary amounts, was 57% for the first quarter of 2008.

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in our 2008 Form 10-K in “Notes to Consolidated Financial Statements—Note 16, Segment Reporting.” We summarize our segment results for the first quarters of 2009 and 2008 in the tables below and provide a comparative discussion of these results. See “Notes to Condensed Consolidated Financial Statements—Note 15, Segment Reporting” of this report for additional information on our segment results.

Single-Family Business

Our Single-Family business recorded a net loss of $18.1 billion for the first quarter of 2009, compared with a net loss of $1.0 billion for the first quarter of 2008. Table 16 summarizes the financial results for our Single-Family business for the periods indicated. The primary source of revenue for our Single-Family business is guaranty fee income. Other sources of revenue include trust management income and other fee income, primarily related to technology fees. Expenses primarily include credit-related expenses and administrative expenses.

Table 16:  Single-Family Business Results

	For the
	Three Months Ended
	March 31,		Variance
	2009	2008	$	%
	(Dollars in millions)

Statement of operations data:
Guaranty fee income	$1,966	$1,942	$24	1%
Trust management income	11	105	(94)	(90)
Other income(1)	173	188	(15)	(8)
Credit-related expenses(2)	(20,330)	(3,254)	(17,076)	(525)
Other expenses(3)	(523)	(533)	10	2

Loss before federal income taxes	(18,703)	(1,552)	(17,151)	(1,105)
Benefit for federal income taxes	645	544	101	19

Net loss attributable to Fannie Mae	$(18,058)	$(1,008)	$(17,050)	(1,691)%

Other key performance data:
Average single-family guaranty book of business(4)	$2,819,459	$2,634,526	$184,933	7%

(1)	Consists of net interest income, investment gains and losses, and fee and other income.

(2)	Consists of the provision for credit losses and foreclosed property expense.

(3)	Consists of administrative expenses and other expenses.

(4)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

Key factors affecting the results of our Single-Family business for the first quarter of 2009 compared with the first quarter of 2008 included the following.

•	A modest increase in guaranty fee income, primarily attributable to growth in the average single-family guaranty book of business, which was substantially offset by a decrease in the average effective single-family guaranty fee rate.

—	Our average single-family guaranty book of business increased by 7%, as our MBS issuances exceeded our liquidations throughout 2008 and in early 2009. Our market share of MBS issuances remained strong during 2008 and into 2009, reflecting the continuing shift in the composition of originations in the primary mortgage market to agency-conforming loans. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, remained high at approximately 44.2% for the first quarter of 2009, compared with 50.1% for the first quarter of 2008.

—	The average effective single-family guaranty fee rate decreased by 5% to 27.9 basis points for the first quarter of 2009, from 29.5 basis points for the first quarter of 2008. This decrease was attributable to the guaranty fee pricing changes we implemented during 2008 to address the current risks in the housing market and a shift in the composition of our new business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages. As a result of these changes, the average charged guaranty fee on new single-family business decreased to 21.0 basis points for the first quarter of 2009, from 25.7 basis points for the first quarter of 2008. The average charged fee represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated average life. Beginning in 2009, we extended the estimated average life used in calculating the recognition of upfront cash payments for the purpose of determining our single-family new business average charged guaranty fee to reflect a longer expected duration because of the record low interest rate environment. This change did not have a material impact on the average charged guaranty fee on our new single-family business in the first quarter of 2009.

•	A substantial increase in credit-related expenses, reflecting a significantly higher incremental provision for credit losses as well as higher charge-offs due to worsening credit performance trends, including significant increases in delinquencies, defaults and loss severities, particularly in certain loan categories, states and vintages. We also experienced a significant increase in SOP 03-3 fair value losses during the first quarter of 2009, reflecting the increase in the number of delinquent loans we purchased from MBS trusts for loan modification as part of our increased efforts in preventing foreclosures and the decreases in the estimated fair value of these loans.

•	A significant reduction in the relative tax benefits associated with our pre-tax losses. We recorded a tax benefit of $645 million on pre-tax losses of $18.7 billion for the first quarter of 2009, compared with a tax benefit of $544 million on pre-tax losses of $1.6 billion for the first quarter of 2008. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses recognized in the first quarter of 2009 as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of the tax benefits generated from these losses.

HCD Business

Our HCD business recorded a net loss attributable to Fannie Mae of $1.0 billion for the first quarter of 2009, compared with net income of $150 million for the first quarter of 2008. Table 17 summarizes the financial results for our HCD business for the periods indicated. The primary sources of revenue for our HCD business are guaranty fee income and other income, consisting of transaction fees associated with our multifamily business and bond credit enhancement fees. Expenses primarily include administrative expenses, credit-related expenses and net operating losses associated with our partnership investments, the majority of which generate tax benefits that may reduce our federal income tax liability. However, we recorded a valuation allowance against a portion of the tax benefits generated by these investments in the first quarter of 2009 as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

Table 17:	HCD Business Results

	For the
	Three Months Ended
	March 31,		Variance
	2009	2008	$	%
		(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income	$158	$148	$10	7%
Other income(2)	27	64	(37)	(58)
Losses on partnership investments	(357)	(141)	(216)	(153)
Credit-related income (expenses)(3)	(542)	11	(553)	(5,027)
Other expenses(4)	(169)	(254)	85	33

Loss before federal income taxes	(883)	(172)	(711)	(413)
Benefit (provision) for federal income taxes	(168)	322	(490)	(152)

Net loss	(1,051)	150	(1,201)	(801)%
Less: Net loss attributable to the noncontrolling interest	17	—	17	—

Net income (loss) attributable to Fannie Mae	$(1,034)	$150	$(1,184)	(789)%

Other key performance data:
Average multifamily guaranty book of business(5)	$174,329	$151,278	$23,051	15%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property income.

(4)	Consists of net interest expense, administrative expenses and other expenses.

(5)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio, multifamily Fannie Mae MBS held in our mortgage portfolio, multifamily Fannie Mae MBS held by third parties and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

Key factors affecting the results of our HCD business for the first quarter of 2009 compared with the first quarter of 2008 included the following.

•	A $553 million increase in credit-related expenses, as we increased our multifamily combined loss reserves by $520 million during the first quarter of 2009 to $624 million as of March 31, 2009. This increase reflects the stress on our multifamily guaranty book of business due to the severe economic downturn and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from these investments and refinancing options.

•	A $216 million increase in losses on partnership investments, largely due to the recognition of additional other-than-temporary impairment of $147 million on a portion of our LIHTC partnership investments and other affordable housing investments. In addition, our partnership losses for the first quarter of 2008 were partially reduced by a gain on the sale of some of our LIHTC investments.

•	A provision for federal income taxes of $168 million for the first quarter of 2009, compared with a tax benefit of $322 million for the first quarter of 2008. The tax provision recognized in the first quarter of 2009 was attributable to the reversal of previously utilized tax credits because of our ability to carry back, for tax purposes, to prior years net operating losses expected to be generated in the current year. In addition, we recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses and tax credits generated by our partnership investments in the first quarter of 2009 as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

Capital Markets Group

Our Capital Markets group recorded a net loss of $4.1 billion for the first quarter of 2009, compared with a net loss of $1.3 billion for the first quarter of 2008. Table 18 summarizes the financial results for our Capital Markets group for the periods indicated. The primary source of revenue for our Capital Markets group is net interest income. Expenses primarily consist of administrative expenses. Fair value gains and losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Table 18:	Capital Markets Group Results

	For the
	Three Months
	Ended
	March 31,		Variance
	2009	2008	$	%
		(Dollars in millions)

Statement of operations data:
Net interest income	$3,295	$1,659	$1,636	99%
Investment losses, net	(5,503)	(63)	(5,440)	(8,635)
Fair value losses, net	(1,460)	(4,377)	2,917	67
Fee and other income, net	69	63	6	10
Other expenses(1)	(623)	(671)	48	7

Loss before federal income taxes	(4,222)	(3,389)	(833)	(25)
Benefit for federal income taxes	146	2,062	(1,916)	(93)
Extraordinary losses, net of tax effect	—	(1)	1	100

Net loss attributable to Fannie Mae	$(4,076)	$(1,328)	$(2,748)	(207)%

(1)	Consists of debt extinguishment losses, allocated guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the first quarter of 2009 compared with the first quarter of 2008 included the following.

•	An increase in net interest income, primarily attributable to an expansion of our net interest yield driven by a reduction in the average cost of our debt that more than offset a decline in the average yield on our interest-earning assets.

—	The decrease in the average cost of our debt was due to the decline in short-term interest rates and the shift in our funding mix during the second half of 2008 to more short-term debt in response to reduced market demand for our longer-term and callable debt securities. Since November 2008, however, the demand for these securities has increased significantly, which has allowed us to issue more longer-term and callable debt securities and reduce the proportion of our short-term debt as a percentage of our total outstanding debt.

—	Our net interest income does not include the effect of the periodic net contractual interest accruals on our interest rate swaps, which increased to an expense of $940 million in the first quarter of 2009, from an expense of $26 million in the first quarter of 2008. These amounts are included in derivatives gains (losses) and reflected in our consolidated statements of operations as a component of “Fair value losses, net.”

•	A decrease in fair value losses, primarily attributable to a reduction in fair value losses on our derivatives and net gains on our trading securities.

—	We recorded derivatives fair value losses of $1.7 billion in the first quarter of 2009, compared with losses of $3.0 billion in the first quarter of 2008. The derivatives fair value losses of $1.7 billion in the first quarter of 2009 were primarily attributable to fair value losses on our option-based derivatives due to the combined effect of a decrease in implied volatility and the time decay of these options. The derivatives fair value losses of $3.0 billion in the first quarter of 2008 were attributable to net fair value losses on our interest rate swaps due to a considerable decline in the 5-year swap interest rate during the quarter.

—	The gains on our trading securities during the first quarter of 2009 were attributable to the significant decrease in mortgage interest rates and the narrowing of spreads on agency MBS during the quarter. These gains were partially offset by a continued decrease in the fair value of our private-label mortgage-related securities backed by Alt-A and subprime loans.

•	A significant increase in investment losses, attributable to other-than-temporary impairment on available-for-sale securities totaling $5.7 billion in the first quarter of 2009, compared with $55 million in the first quarter of 2008. The other-than-temporary impairment losses of $5.7 billion that we recognized in the first quarter of 2009 included additional impairment losses on some of our Alt-A and subprime private-label securities that we had previously impaired, as well as impairment losses on other Alt-A and subprime securities, attributable to continued deterioration in the credit quality of the loans underlying these securities and further declines in the expected cash flows.

•	A significant reduction in the relative tax benefits associated with our pre-tax losses. We recorded a tax benefit of $146 million on pre-tax losses of $4.2 billion for the first quarter of 2009, compared with a tax benefit of $2.1 billion on pre-tax losses of $3.4 billion for the first quarter of 2008. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses recognized in the first quarter of 2009 as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of the tax benefits generated from these losses.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $919.6 billion as of March 31, 2009 increased by $7.2 billion, or 0.8%, from December 31, 2008. Total liabilities of $938.6 billion increased by $11.0 billion, or 1.2%, from December 31, 2008. Fannie Mae’s total deficit increased by $3.8 billion during the first quarter of 2009, to a deficit of $18.9 billion as of March 31, 2009. The increase in Fannie Mae’s total deficit was attributable to our net loss of $23.2 billion for the first quarter of 2009, which was partially offset by the $15.2 billion in funds received from Treasury under the senior preferred stock purchase agreement and a decrease in unrealized losses on available-for-sale securities. Following is a discussion of material changes in the major components of our assets and liabilities since December 31, 2008. See “Liquidity and Capital Management—Capital Management—Capital Activity,” for additional discussion of changes in Fannie Mae’s total deficit.

Mortgage Investments

Our mortgage investment activities may be constrained by our regulatory requirements, operational limitations, tax classifications and our intent to hold certain temporarily impaired securities until recovery in value, as well as risk parameters applied to the mortgage portfolio. In addition, the senior preferred stock purchase agreement with Treasury permits us to increase our mortgage portfolio temporarily up to a cap of $900 billion through December 31, 2009. Beginning in 2010, we are required to reduce the size of our mortgage portfolio by 10% per year, until the amount of our mortgage assets reaches $250 billion. We also are required to limit the amount of indebtedness that we can incur to 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year.

FHFA has encouraged us to acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage portfolio to provide additional liquidity to the mortgage market.

Table 19 summarizes our mortgage portfolio activity for the three months ended March 31, 2009 and 2008.

Table 19:  Mortgage Portfolio Activity(1)

	For the
	Three Months Ended
	March 31,		Variance
	2009	2008	$	%
		(Dollars in millions)

Purchases(2)	$49,587	$35,500	$14,087	40%
Sales	24,092	13,529	10,563	78
Liquidations(3)	29,385	23,571	5,814	25

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

Portfolio purchases and sales were greater in the first quarter of 2009, relative to the first quarter of 2008, due to increased mortgage originations, increased volume of loan deliveries to us, and increased securitizations from our portfolio. The increase in mortgage liquidations during the first quarter of 2009 reflected the surge in the volume of refinancings in March 2009, as mortgage interest rates fell to record lows.

As a result of the Federal Reserve’s agency MBS purchase program, which was announced in November 2008 and expanded in March 2009 to include the purchase of up to $1.25 trillion of agency MBS by the end of 2009, the Federal Reserve currently is the primary purchaser of our MBS. The Federal Reserve’s agency MBS purchase program has caused spreads on agency MBS to narrow. As a result, we significantly reduced our purchases of agency MBS during the first quarter of 2009.

Table 20 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, as of March 31, 2009 and December 31, 2008. Our net mortgage portfolio totaled $760.4 billion as of March 31, 2009, reflecting a decrease of 1% from December 31, 2008.

Table 20:  Mortgage Portfolio Composition(1)

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed(3)(9)	$48,167	$43,799
Conventional:
Long-term, fixed-rate	188,098	186,550
Intermediate-term, fixed-rate(4)	38,763	37,546
Adjustable-rate	42,167	44,157

Total conventional single-family	269,028	268,253

Total single-family	317,195	312,052

Multifamily:
Government insured or guaranteed(3)	673	699
Conventional:
Long-term, fixed-rate	5,679	5,636
Intermediate-term, fixed-rate(4)	91,606	90,837
Adjustable-rate	21,216	20,269

Total conventional multifamily	118,501	116,742

Total multifamily	119,174	117,441

Total mortgage loans	436,369	429,493

Unamortized premiums and other cost basis adjustments, net	(2,015)	(894)
Lower of cost or market adjustments on loans held for sale	(461)	(264)
Allowance for loan losses for loans held for investment	(4,830)	(2,923)

Total mortgage loans, net	429,063	425,412

Mortgage-related securities:
Fannie Mae single-class MBS	156,106	159,712
Fannie Mae structured MBS	66,918	69,238
Non-Fannie Mae single-class mortgage securities	25,783	26,976
Non-Fannie Mae structured mortgage securities(5)	86,311	88,467
Mortgage revenue bonds	15,285	15,447
Other mortgage-related securities	2,769	2,863

Total mortgage-related securities	353,172	362,703

Market value adjustments(6)	(9,638)	(15,996)
Other-than-temporary impairments, net of accretion	(12,458)	(7,349)
Unamortized discounts and other cost basis adjustments, net(7)	245	296

Total mortgage-related securities, net	331,321	339,654

Mortgage portfolio, net(8)	$760,384	$765,066

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balances totaling $65.5 billion and $65.8 billion as of March 31, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were consolidated under FASB Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments

of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Refers to mortgage loans that are guaranteed or insured by the U.S. government or its agencies, such as the Department of Veterans Affairs, Federal Housing Administration or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

(4)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Includes private-label mortgage-related securities backed by subprime or Alt-A mortgage loans totaling $50.6 billion and $52.4 billion as of March 31, 2009 and December 31, 2008, respectively. Refer to “Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities—Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities” for a description of our investments in subprime and Alt-A securities.

(6)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available for sale.

(7)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(8)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $1.4 billion and $720 million as of March 31, 2009 and December 31, 2008, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and that counterparties have the right to sell or repledge.

(9)	Includes reverse mortgages with an outstanding unpaid principal balance of approximately $45.6 billion and $41.2 billion as of March 31, 2009 and December 31, 2008, respectively.

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage investment securities. Our cash and other investments portfolio totaled $92.4 billion as of March 31, 2009, compared with $93.0 billion as of December 31, 2008. See “Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Plan—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Trading and Available-for-Sale Investment Securities

Our mortgage investment securities are classified in our condensed consolidated balance sheets as either trading or available for sale and reported at fair value. Table 21 shows the composition of our trading and available-for-sale securities at amortized cost and fair value as of March 31, 2009, which totaled $358.4 billion and $347.3 billion, respectively. We also disclose the gross unrealized gains and gross unrealized losses related to our available-for-sale securities as of March 31, 2009, and a stratification of the gross unrealized losses based on securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer.

Table 21:  Trading and Available-for-Sale Investment Securities

	As of March 31, 2009
					Less Than 12		12 Consecutive
					Consecutive Months(2)		Months or Longer(2)
		Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Trading:
Fannie Mae single-class MBS	$44,408	$—	$—	$46,747	$—	$—	$—	$—
Fannie Mae structured MBS	9,451	—	—	9,507	—	—	—	—
Non-Fannie Mae single-class mortgage-related securities	978	—	—	1,022	—	—	—	—
Non-Fannie Mae structured mortgage-related securities	19,547	—	—	12,351	—	—	—	—
Mortgage revenue bonds	795	—	—	653	—	—	—	—
Asset-backed securities	11,291	—	—	10,270	—	—	—	—
Corporate debt securities	4,166	—	—	3,725	—	—	—	—
Other non-mortgage-related securities(3)	2,003	—	—	2,003	—	—	—	—

Total trading	$92,639	$—	$—	$86,278	$—	$—	$—	$—

Available for sale:
Fannie Mae single-class MBS	$111,348	$4,403	$(11)	$115,740	$(10)	$1,566	$(1)	$135
Fannie Mae structured MBS	57,211	2,331	(60)	59,482	(17)	2,059	(43)	555
Non-Fannie Mae single-class mortgage-related securities	24,660	949	(8)	25,601	(7)	365	(1)	90
Non-Fannie Mae structured mortgage-related securities	55,906	350	(11,125)	45,131	(2,509)	6,174	(8,616)	20,100
Mortgage revenue bonds	14,468	41	(1,291)	13,218	(175)	3,406	(1,116)	7,380
Other mortgage-related securities	2,186	50	(367)	1,869	(278)	1,048	(89)	287

Total available for sale	$265,779	$8,124	$(12,862)	$261,041	$(2,996)	$14,618	$(9,866)	$28,547

Total investments in securities	$358,418	$8,124	$(12,862)	$347,319	$(2,996)	$14,618	$(9,866)	$28,547

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairment write downs.

(2)	Reflects the gross unrealized losses and the related fair value of securities that are in a loss position as of March 31, 2009.

(3)	Includes one certificate of deposit issued by BNP Paribas with a fair value of $2.0 billion, which exceeded 10% of our stockholders’ deficit as of March 31, 2009.

Gross unrealized losses on our available-for-sale securities decreased to $12.9 billion as of March 31, 2009, from $16.7 billion as of December 31, 2008. The decrease in gross unrealized losses was primarily attributable to the recognition of other-than-temporary impairment of $5.5 billion in the first quarter of 2009 on our Alt-A and subprime private-label securities. We had previously recognized other-than-temporary impairment on some of these securities. We discuss our process for assessing our available-for-sale investment securities for other-than-temporary impairment below.

Investments in Private-Label Mortgage-Related Securities

The non-Fannie Mae mortgage-related security categories presented in Table 21 above include agency mortgage-related securities issued or guaranteed by Freddie Mac or Ginnie Mae and private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing or other mortgage loans. We have no exposure to collateralized debt obligations, or CDOs. We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We also have invested in private-label Alt-A and subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”). We report these wraps in Table 21 above as a component of Fannie Mae structured MBS. We generally focused our purchases of these securities on the highest-rated tranches available at the time of acquisition. Higher-rated tranches typically are supported by credit enhancements to reduce the exposure to losses. The credit enhancements on our private-label security investments generally are in the form of initial subordination provided by lower level tranches of these securities and prepayment proceeds within the trust. In addition, monoline financial guarantors have provided secondary guarantees on some of our holdings that are based on specific performance triggers. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

The unpaid principal balance of private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing and other mortgage loans and mortgage revenue bonds held in our mortgage portfolio was $96.7 billion as of March 31, 2009, down from $98.9 billion as of December 31, 2008, primarily due to principal payments. Table 22 summarizes, by the underlying loan type, the composition of our investments in private-label securities and mortgage revenue bonds as of March 31, 2009 and the average credit enhancement. The average credit enhancement generally reflects the level of cumulative losses that must be incurred before we experience a loss of principal on the tranche of securities that we own. Table 22 also provides information on the credit ratings of our private-label securities as of April 28, 2009. The credit rating reflects the lowest rating reported by Standard & Poor’s (“Standard & Poor’s”), Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) or DBRS Limited, each of which is a nationally recognized statistical rating organization.

Table 22:  Investments in Private-Label Mortgage-Related Securities and Mortgage Revenue Bonds

	As of March 31, 2009		As of April 28, 2009
	Unpaid	Average			% Below
	Principal	Credit		% AA	Investment	Current %
	Balance	Enhancement(1)	% AAA(2)	to BBB-(2)	Grade(2)	Watchlist(3)
			(Dollars in millions)

Private-label mortgage-related securities backed by:
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans	$6,584	53%	3%	20%	77%	—%
Other Alt-A mortgage loans	20,488	14	32	21	47	5

Total Alt-A mortgage loans	27,072	23	25	21	54	4
Subprime mortgage loans(4)	23,538	36	13	13	74	—

Total Alt-A and subprime loans	50,610
Multifamily mortgage loans (CMBS)	25,792	30	100	—	—	1
Manufactured housing loans	2,745	36	3	23	74	—
Other mortgage loans	2,275	6	93	3	4	4

Total private-label mortgage-related securities	81,422
Mortgage revenue bonds(5)	15,284	35	38	59	3	17

Total	$96,706

(1)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in a securitization structure before any losses are allocated to securities that we own. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(2)	Reflects credit ratings as of April 28, 2009, calculated based on unpaid principal balance as of March 31, 2009. Investment securities that have a credit rating below BBB- or its equivalent or that have not been rated are classified as below investment grade.

(3)	Reflects percentage of investment securities, calculated based on unpaid principal balance as of March 31, 2009, that have been placed under review by either Standard & Poor’s, Moody’s, Fitch or DBRS, Limited.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps, which totaled $6.9 billion as of March 31, 2009, are presented in Table 28: Hypothetical Performance Scenarios—Alt-A and Subprime Private-Label Wraps.

(5)	Reflects that 35% of the outstanding unpaid principal balance of our mortgage revenue bonds are guaranteed by third parties.

Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities

Table 23 presents the unpaid principal balance and estimated fair value of our investments in Alt-A and subprime private-label securities as of March 31, 2009 and December 31, 2008, and the gross unrealized losses on those securities classified as available for sale.

Table 23:  Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities, Excluding Wraps

	As of
	March 31, 2009			December 31, 2008
	Unpaid		Gross	Unpaid		Gross
	Principal	Fair	Unrealized	Principal	Fair	Unrealized
	Balance	Value	Losses	Balance	Value	Losses
	(Dollars in millions)

Alt-A private-label securities:
Trading	$3,567	$1,232	$—	$3,640	$1,476	$—
Available for sale	23,505	13,742	(2,477)	24,218	15,276	(4,307)

Total Alt-A private-label securities	27,072	14,974	(2,477)	27,858	16,752	(4,307)

Subprime private-label securities:(1)
Trading	3,782	2,116	—	3,887	2,317	—
Available for sale	19,756	12,511	(2,863)	20,664	14,318	(4,433)

Total subprime private-label securities	23,538	14,627	(2,863)	24,551	16,635	(4,433)

Total Alt-A and subprime private-label securities, excluding wraps	$50,610	$29,601	$(5,340)	$52,409	$33,387	$(8,740)

(1)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps, which totaled $6.9 billion and $7.3 billion as of March 31, 2009 and December 31, 2008, respectively, are presented in Table 28: Hypothetical Performance Scenarios—Alt-A and Subprime Private-Label Wraps.

The decrease in gross unrealized losses on our available-for-sale Alt-A and subprime private-label securities to $5.3 billion as of March 31, 2009, from $8.7 billion as of December 31, 2008 was primarily attributable to the recognition of other-than-temporary impairment of $5.5 billion in the first quarter of 2009. We recognized net fair value losses of $271 million and $1.0 billion for the first quarter of 2009 and 2008, respectively, on our investments in Alt-A and subprime private-label securities classified as trading during the respective quarters.

The substantial portion of our Alt-A and subprime private-label mortgage-related securities were rated AAA when we purchased these securities; however, many of these securities have suffered significant downgrades since we acquired them. As indicated in Table 22 above, approximately 54% and 74% of our Alt-A and subprime private-label mortgage-related securities, respectively, were rated below investment grade as of April 28, 2009. Approximately 25% and 13% of our Alt-A and subprime private-label mortgage-related securities, respectively, were rated AAA as of April 28, 2009. Although our portfolio of Alt-A and subprime private-label mortgage-related securities primarily consists of senior level tranches, we believe we are likely to incur losses on some securities that are currently rated AAA as a result of the significant and continued deterioration in home prices and the increasing delinquency, foreclosure and REO levels, particularly with regard to 2006 to 2007 loan vintages, which were originated in an environment of significant increases in home prices and relaxed underwriting criteria and eligibility standards. These conditions, which have had an adverse effect on the performance of the loans underlying our Alt-A and subprime private-label securities, have contributed to a sharp rise in expected defaults and loss severities and slower voluntary prepayment rates, particularly for the 2006 and 2007 loan vintages.

Table 24 presents a comparison, based on data provided by Intex Solutions, Inc. (“Intex”) and First American CoreLogic, LoanPerformance, where available, of the 60 days or more delinquency rates and average loss severities as of March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008 of the Alt-A and subprime loans backing private-label securities that we own or guarantee.

Table 24:	Delinquency Status and Loss Severity Rates of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of
	March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008
		Average		Average		Average		Average
	≥ 60 Days	Loss	≥ 60 Days	Loss	≥ 60 Days	Loss	≥ 60 Days	Loss
Loan Categories	Delinquent(1)	Severity(2)	Delinquent(1)	Severity(2)	Delinquent(1)	Severity(2)	Delinquent(1)	Severity(2)

Option ARM Alt-A loans:
2004 and prior	26.05%	41.93%	22.97%	37.67%	18.88%	38.52%	15.95%	32.37%
2005	32.18	55.14	26.48	50.34	21.65	46.84	17.35	42.77
2006	39.33	57.69	32.84	55.22	27.97	48.84	21.44	42.84
2007	31.77	53.24	24.16	51.00	17.17	44.60	10.79	32.99
Other Alt-A loans:
2004 and prior	5.97	47.27	4.75	41.80	3.87	36.89	3.36	38.15
2005	15.18	53.90	12.18	49.59	10.27	45.30	8.78	41.12
2006	23.57	57.08	19.70	52.49	16.99	46.54	15.40	42.38
2007	31.34	63.33	26.05	54.96	21.55	47.71	17.55	39.21
Subprime loans:
2004 and prior	22.09	71.47	21.09	65.56	20.71	63.27	21.51	61.00
2005	42.82	66.76	39.86	60.22	38.58	55.11	36.51	50.33
2006	47.82	68.18	44.60	62.30	40.19	55.97	36.13	50.36
2007	41.81	64.93	35.37	57.90	29.62	50.52	23.87	44.76

(1)	Delinquency data provided by Intex for Alt-A and subprime loans backing private-label securities that we own or guarantee. The Intex delinquency data reflects information from remittances for the last month each quarter. However, we have adjusted the Intex delinquency data for consistency purposes, where appropriate, to include in the delinquency rates all bankruptcies, foreclosures and real estate owned.

(2)	Data obtained from First American CoreLogic, LoanPerformance and is based on most current data available as of each date. The average loss severities reported for March 31, 2009 include performance data for January 2009 and February 2009. We expect that the average loss severities as of March 31, 2009 will be higher than the amounts presented in Table 24 when the performance data for March 2009 is incorporated.

Other-Than-Temporary Impairment on Available-for-Sale Alt-A and Subprime Private-Label Securities

We recognized other-than-temporary impairment on our Alt-A and subprime private-label securities classified as available for sale totaling $5.5 billion in the first quarter of 2009, of which $2.9 billion related to Alt-A securities with an unpaid principal balance of $13.6 billion as of March 31, 2009, and $2.6 billion related to subprime securities with an unpaid principal balance of $9.7 billion as of March 31, 2009. Table 25 presents the cumulative other-than-temporary impairment losses recognized as of March 31, 2009 on our available-for-sale investments in Alt-A and subprime private-label securities.

Table 25:	Other-than-temporary Impairment Losses on Available-for-Sale Alt-A and Subprime Private-Label Mortgage-Related Securities

		For the Year Ended		As of March 31,
	Q1	December 31,		2009
	2009	2008	2007	Cumulative
	(Dollars in millions)

Other-than-temporary impairment on available-for-sale private-label mortgage-related securities backed by:
Alt-A mortgage loans	$2,928	$4,820	$—	$7,748
Subprime mortgage loans	2,606	1,932	160	4,698

Total	$5,534	$6,752	$160	$12,446

The current market pricing of Alt-A and subprime securities has been adversely affected by the increasing level of defaults on the mortgages underlying these securities and the uncertainty as to the extent of further deterioration in the housing market. In addition, market participants are requiring a significant risk premium, which can be measured as a significant increase in the required yield on the investment, for taking on the increased uncertainty related to cash flows. Further, there continues to be less liquidity for these securities than was available prior to the onset of the housing and credit liquidity crises, which has also contributed to lower prices. For those securities that we have not impaired, we believe that the performance of the underlying collateral will still allow us to recover our initial investment, although at significantly lower yields than what is being required currently by new investors. We will accrete into interest income the portion of the amounts we expect to recover that exceeds the current carrying value of these securities over the remaining life of the securities. The amount accreted into earnings on our Alt-A and subprime securities for which we have recognized other-than-temporary impairment totaled $371 million and $24 million for the three months ended March 31, 2009 and 2008, respectively.

Hypothetical Performance Scenarios

Tables 26, 27 and 28 present additional information as of March 31, 2009 for our investments in Alt-A and subprime private-label mortgage-related securities, reported based on half-year vintages for securities we hold that were issued during the years 2005 to 2008. The securities within each reported half-year vintage are stratified by credit enhancement quartile. The 2006 and 2007 vintages of loans underlying these securities have experienced significantly higher delinquency rates than other vintages. Accordingly, the year of issuance or origination of the collateral underlying these securities is a significant factor in projecting expected cash flow performance and evaluating the ongoing credit performance. The credit enhancement quartiles presented range from the lowest level of credit enhancement to the highest. A higher level of credit enhancement generally reduces the exposure to loss.

We have disclosed for information purposes the net present value of projected losses (“NPV”) of our securities under four hypothetical scenarios, which assume specific cumulative constant default and loss severity rates against the loans underlying our Alt-A and subprime private-label securities. The projected loss results under these scenarios are calculated based on the projected cash flows from each security and include the following additional key assumptions: (i) discount rate, (ii) expected constant prepayment rates (“CPR”) and (iii) average life of the securities. These scenarios assume a discount rate based on the London Interbank Offered Rate (“LIBOR”) and constant default and loss severity rates experienced over a six-year period. We assume CPRs of 15% for our Alt-A securities and 10% to 15% for our subprime securities, which vary in each scenario based on the loan age. A CPR of 15% indicates that for each period, 15% of the remaining unpaid principal balance of the loans underlying the security will be paid off each year.

We also disclose the difference between the unpaid principal balance and the fair value for those securities that would be in a loss position under each hypothetical stress scenario. Assuming the actual default and loss severities associated with our Alt-A and subprime securities classified as available-for-sale approximate the default and severities presented in the hypothetical scenarios, we would expect that the other-than-temporary impairment that we may recognize on these securities would approximate the difference between the NPV of projected losses and the fair value.

Table 26:	Hypothetical Performance Scenarios—Investments in Alt-A Private-Label Mortgage-Related Securities, Excluding Wraps*

	As of March 31, 2009
	Unpaid Principal Balance				Credit Enhancement Statistics				Hypothetical NPV Loss Scenarios(4)
								Monoline
		Available-						Financial
Vintage and	Trading	for-Sale	Average	Fair	Average		Minimum	Guaranteed	40d/60s	50d/50s	70d/60s	70d/70s
CE Quartile(1)	Securities	Securities	Price	Value	Current(2)	Original(2)	Current(2)	Amount(3)	NPV	NPV	NPV	NPV
						(Dollars in millions)

Investments in Alt-A securities:(5)
Option ARM Alt-A securities:
2004 and prior	$—	$636	$38.02	$242	23%	11%	14%	$—	$21	$28	$147	$198

2005-1(1)	—	98	39.41	39	20	7	20	—	2	3	22	30
2005-1(2)	—	153	27.68	42	23	12	23	—	3	5	32	44
2005-1(3)	—	129	33.40	43	27	16	24	—	3	4	27	37
2005-1(4)	—	148	33.93	50	42	33	34	—	—	—	21	33

2005-1 subtotal	—	528	33.01	174	29	18	20	—	8	12	102	144

2005-2(1)	—	228	35.60	81	33	28	31	—	2	5	45	63
2005-2(2)	—	228	42.46	97	35	32	35	—	6	8	47	66
2005-2(3)	—	344	39.78	137	48	42	44	—	1	1	44	69
2005-2(4)	—	316	37.79	119	100	100	100	316	—	—	—	—

2005-2 subtotal	—	1,116	38.91	434	57	54	31	316	9	14	136	198

2006-1(1)	—	128	22.26	29	20	19	9	—	27	32	71	82
2006-1(2)	—	394	37.42	147	39	38	39	—	1	5	66	95
2006-1(3)	—	350	36.37	127	43	43	42	—	—	—	47	72
2006-1(4)	—	401	26.19	105	88	88	47	308	—	—	13	20

2006-1 subtotal	—	1,273	32.07	408	53	53	9	308	28	37	197	269

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	203	35.18	72	37	35	37	—	—	—	32	47
2006-2(3)	—	92	38.37	35	40	40	40	—	—	—	13	20
2006-2(4)	—	217	36.99	80	68	68	46	87	—	—	17	26

2006-2 subtotal	—	512	36.52	187	51	50	37	87	—	—	62	93

2007-1(1)	198	—	34.67	69	25	24	25	—	2	7	50	66
2007-1(2)	356	—	37.02	132	46	45	45	—	—	—	44	69
2007-1(3)	254	—	36.64	93	48	47	48	—	—	—	37	56
2007-1(4)	507	—	23.63	120	100	100	100	507	—	—	—	—

2007-1 subtotal	1,315	—	31.43	414	64	64	25	507	2	7	131	191

2007-2(1)	286	—	31.21	89	33	32	25	—	3	8	62	84
2007-2(2)	210	—	42.00	88	47	47	47	—	—	—	32	49
2007-2(3)	300	—	38.72	116	48	47	48	—	—	—	44	68
2007-2(4)	408	—	20.31	83	100	100	100	408	—	—	—	—

2007-2 subtotal	1,204	—	31.27	376	62	62	25	408	3	8	138	201

Total option ARM Alt-A securities	$2,519	$4,065	$33.95	$2,235	53%	50%	9%	$1,626	$71	$106	$913	$1,294

Trading securities with hypothetical NPV losses:(7)
Fair value									$247	$247	$587	$587
UPB									731	731	1,604	1,604

Difference									$(484)	$(484)	$(1,017)	$(1,017)

Available-for-sale securities with hypothetical NPV losses:(7)
Fair value									$664	$728	$1,232	$1,232
UPB									1,879	2,023	3,354	3,354

Difference									$(1,215)	$(1,295)	$(2,122)	$(2,122)

	As of March 31, 2009
	Unpaid Principal Balance				Credit Enhancement Statistics				Hypothetical NPV Loss Scenarios(4)
								Monoline
		Available-						Financial
Vintage and	Trading	for-Sale	Average	Fair	Average		Minimum	Guaranteed	30d/60s	30d/70s	40d/60s	40d/70s
CE Quartile(1)	Securities	Securities	Price	Value	Current(2)	Original(2)	Current(2)	Amount(3)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in Alt-A securities:(5)
Other Alt-A securities:
2004 and prior	$—	$8,352	$76.21	$6,365	12%	6%	5%	$24	$633	$865	$1,115	$1,452

2005-1(1)	—	352	65.84	232	9	5	6	—	30	41	52	67
2005-1(2)	—	354	65.58	232	13	7	12	—	19	31	44	61
2005-1(3)	—	423	64.42	273	14	10	13	—	22	34	48	65
2005-1(4)	—	414	62.50	259	17	12	15	—	15	26	39	54

2005-1 subtotal	—	1,543	64.49	996	14	9	6	—	86	132	183	247

2005-2(1)	—	933	62.61	584	6	5	5	—	114	142	170	207
2005-2(2)	—	973	58.97	573	9	8	7	—	92	122	152	192
2005-2(3)	—	948	51.11	485	16	15	14	—	50	73	103	142
2005-2(4)	—	1,007	52.82	532	20	16	17	—	17	30	54	87

2005-2 subtotal	—	3,861	56.31	2,174	13	11	5	—	273	367	479	628

2006-1(1)	32	1,039	56.37	604	5	4	5	—	135	166	199	241
2006-1(2)	—	1,032	47.51	490	9	8	8	—	73	103	141	186
2006-1(3)	—	1,145	58.21	666	13	12	11	—	86	133	185	249
2006-1(4)	47	1,259	43.62	570	18	17	16	—	19	32	59	95

2006-1 subtotal	79	4,475	51.17	2,330	12	11	5	—	313	434	584	771

2006-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2006-2(2)	—	470	37.81	178	9	10	7	—	14	27	45	63
2006-2(3)	—	313	35.18	110	15	16	15	—	—	2	10	17
2006-2(4)	—	265	32.42	86	16	16	16	—	2	6	15	24

2006-2 subtotal	—	1,048	35.66	374	12	13	7	—	16	35	70	104

2007-1(1)	53	—	45.57	24	5	7	5	—	—	2	4	6
2007-1(2)	175	—	37.85	66	6	6	5	—	4	10	18	25
2007-1(3)	73	—	45.10	33	7	7	7	—	8	10	12	16
2007-1(4)	265	—	40.71	108	15	16	14	—	—	1	10	19

2007-1 subtotal	566	—	40.84	231	10	11	5	—	12	23	44	66

2007-2(1)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(2)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(3)	—	—	—	—	—	—	—	—	—	—	—	—
2007-2(4)	403	—	43.00	173	100	100	100	402	—	—	—	—

2007-2 subtotal	403	—	43.00	173	100	100	100	402	—	—	—	—

2008-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2008-1(4)	—	161	59.73	96	21	20	21	—	—	—	—	—

2008-1 subtotal(7)	—	161	59.73	96	21	20	21	—	—	—	—	—

Total other Alt-A securities	$1,048	$19,440	$62.18	$12,739	14%	10%	5%	$426	$1,333	$1,856	$2,475	$3,268

Trading securities with hypothetical NPV losses:(8)
Fair value									$208	$229	$270	$270
UPB									514	560	646	646

Difference									$(306)	$(331)	$(376)	$(376)

Available-for-sale securities with hypothetical NPV losses:(8)
Fair value									$10,691	$11,295	$11,813	$11,981
UPB									16,220	17,474	18,575	18,928

Difference									$(5,529)	$(6,179)	$(6,762)	$(6,947)

*	The footnotes to this table are presented following Table 27.

Table 27:	Hypothetical Performance Scenarios—Investments in Subprime Private-Label Mortgage-Related Securities, Excluding Wraps

	As of March 31, 2009
	Unpaid Principal Balance				Credit Enhancement Statistics				Hypothetical NPV Loss Scenarios(4)
								Monoline
		Available-						Financial
Vintage and	Trading	for-sale	Average	Fair	Average		Minimum	Guaranteed	60d/70s	70d/60s	70d/70s	80d/70s
CE Quartile(1)	Securities	Securities	Price	Value	Current(2)	Original(2)	Current(2)	Amount(3)	NPV	NPV	NPV	NPV
	(Dollars in millions)

Investments in subprime securities:(6)
2004 and prior	$—	$2,855	$75.34	$2,151	72%	53%	13%	$1,250	$50	$61	$116	$263

2005-1(1)	—	—	—	—	—	—	—	—	—	—	—	—
2005-1(2)	—	20	85.94	17	74	36	74	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—	—	—	—
2005-1(4)	—	25	86.45	22	86	29	86	—	—	—	—	—

2005-1 subtotal	—	45	86.22	39	80	32	74	—	—	—	—	—

2005-2(1)	—	70	76.40	53	41	23	38	—	—	—	—	2
2005-2(2)	—	31	85.47	26	56	38	56	—	—	—	—	—
2005-2(3)	—	88	84.09	74	63	30	63	—	—	—	—	—
2005-2(4)	—	111	79.44	89	89	77	72	69	—	—	—	—

2005-2 subtotal	—	300	80.72	242	67	47	38	69	—	—	—	2

2006-1(1)	—	1,256	51.88	652	21	19	16	—	128	169	277	437
2006-1(2)	—	1,470	57.87	850	27	23	25	—	52	92	225	424
2006-1(3)	—	1,394	67.32	939	34	22	32	—	2	7	66	267
2006-1(4)	—	1,383	70.37	973	48	31	40	52	—	—	11	115

2006-1 subtotal	—	5,503	62.04	3,414	33	24	16	52	182	268	579	1,243

2006-2(1)	—	2,447	52.77	1,291	19	19	12	—	258	353	593	930
2006-2(2)	—	2,437	59.33	1,446	24	21	22	—	133	217	455	799
2006-2(3)	—	2,680	63.34	1,697	28	21	26	—	76	140	386	771
2006-2(4)	—	2,679	62.86	1,684	36	28	31	—	4	28	203	579

2006-2 subtotal	—	10,243	59.73	6,118	27	22	12	—	471	738	1,637	3,079

2007-1(1)	549	—	28.72	158	13	16	7	—	313	323	347	382
2007-1(2)	488	—	56.96	278	25	24	24	—	54	75	120	188
2007-1(3)	636	—	62.18	395	28	24	27	—	30	52	114	204
2007-1(4)	795	—	65.05	518	50	46	29	211	6	20	91	198

2007-1 subtotal	2,468	—	54.64	1,349	31	29	7	211	403	470	672	972

2007-2(1)	512	—	43.45	222	27	24	14	—	173	199	239	282
2007-2(2)	290	179	67.67	317	33	29	31	—	10	23	81	158
2007-2(3)	—	520	68.36	356	36	33	36	—	—	—	20	58
2007-2(4)	512	111	67.24	419	43	38	38	—	—	—	8	116

2007-2 subtotal	1,314	810	61.87	1,314	35	31	14	—	183	222	348	614

Total subprime securities	$3,782	$19,756	$62.14	$14,627	36%	28%	7%	$1,582	$1,289	$1,759	$3,352	$6,173

Trading securities with hypothetical NPV losses:(8)
Fair value									$1,405	$1,480	$1,615	$1,966
UPB									2,738	2,849	3,043	3,571

Difference									$(1,333)	$(1,369)	$(1,428)	$(1,605)

Available-for-sale securities with hypothetical NPV losses:(8)
Fair value									$5,870	$7,244	$9,616	$10,556
UPB									10,252	12,288	15,901	17,246

Difference									$(4,382)	$(5,044)	$(6,285)	$(6,690)

(1)	Reported based on half-year vintages for 2005, 2006, 2007 and 2008, with securities that we hold within each half-year vintage stratified based on credit enhancement quartiles. We did not have any exposure to investments in Alt-A or subprime private-label securities issued in the second half of 2008 or in 2009.

(2)	Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own, taking into consideration subordination and financial guarantees. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(3)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(4)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

(5)	Consists of private-label securities backed by Alt-A mortgage loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities.

(6)	Consists of private-label securities backed by subprime loans that are reported in our mortgage portfolio as a component of non-Fannie Mae structured securities. Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps, which totaled $6.9 billion as of March 31, 2009, are presented in Table 28: Hypothetical Performance Scenarios—Alt-A and Subprime Private-Label Wraps.

(7)	The 2008-1 vintage for other Alt-A securities consists entirely of a security from a resecuritized REMIC transaction whose underlying bonds represent senior bonds from 2007 residential mortgage-backed securities transactions backed by Alt-A loans. These bonds have a weighted average credit enhancement of 5.03% as of March 31, 2009 and an original weighted average credit enhancement of 4.67%.

(8)	Reflects the unpaid principal balance and fair value amounts of all securities for which the expected cash flows of the security under the specified hypothetical scenario were less than the unpaid principal balance of the security as of March 31, 2009.

The projected loss results for the scenarios presented above are for indicative purposes only and should not be construed as a prediction of our future results, market conditions or actual performance of these securities. These scenarios, which are based on numerous assumptions, including specific constant default and loss severity rates, are not the only way to analyze the performance of these securities. For example, as discussed above, we consider various factors in our assessment of other-than-temporary impairment, the most critical of which is whether it is probable that we will not collect all of the contractual amounts due. This assessment is not based on specific constant default and loss severity rates, but instead involves assumptions including, but not limited to the following: actual default, prepayment or loss severity rates; the effectiveness of subordination and credit enhancement; the level of interest rates; changes in loan characteristics; the level of losses covered by monoline financial guarantors; the financial condition of other transaction participants; and changes in applicable legislation and regulation that may impact performance.

Alt-A and Subprime Private-Label Wraps

In addition to Alt-A and subprime private-label mortgage-related securities included in our mortgage portfolio, we also have exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee. The unpaid principal balance of Alt-A and subprime private-label label wraps was $10.6 billion as of March 31, 2009, compared with $11.2 billion as of December 31, 2008. The unpaid principal balance of these Fannie Mae guaranteed securities held by third parties is included in outstanding and unconsolidated Fannie Mae MBS held by third parties, which we discuss in “Off-Balance Sheet Arrangements and Variable Interest Entities.” We include incurred credit losses related to these wraps in our reserve for guaranty losses.

Table 28 presents the unpaid principal balance of our on- and off-balance sheet Alt-A and subprime private-label wraps as of March 31, 2009, reported based on half-year vintages for securities we hold that were issued during the years 2005 to 2008. The securities within each reported half-year vintage are stratified by credit enhancement quartile. We also have disclosed for information purposes the net present value of projected losses of our securities under four hypothetical scenarios.

Table 28:  Hypothetical Performance Scenarios—Alt-A and Subprime Private-Label Wraps

As of March 31, 2009
		Credit Enhancement Statistics				Hypothetical NPV Loss Scenarios(5)
Monoline
	Unpaid				Financial
Vintage and	Principal	Average		Minimum	Guaranteed	30d/60s	40d/60s	30d/70s	40d/70s
CE Quartile(1)	Balance(2)	Current(3)	Original(3)	Current(3)	Amount(4)	NPV	NPV	NPV	NPV
(Dollars in millions)

Alt-A wraps:
2005-1(1)	$—	—%	—%	—%	$—	$—	$—	$—	$—
2005-1(2)	—	—	—	—	—	—	—	—	—
2005-1(3)	—	—	—	—	—	—	—	—	—
2005-1(4)	207	6	4	6	—	16	27	22	35

2005-1 subtotal	207	6	4	6	—	16	27	22	35

2007-1(1)	—	—	—	—	—	—	—	—	—
2007-1(2)	—	—	—	—	—	—	—	—	—
2007-1(3)	—	—	—	—	—	—	—	—	—
2007-1(4)	276	6	8	6	—	—	15	4	27

2007-1 subtotal	276	6	8	6	—	—	15	4	27

2008-1(1)	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—

Total Alt-A wraps	$483	6%	7%	6%	$—	$16	$42	$26	$62

	As of March 31, 2009
		Credit Enhancement Statistics				Hypothetical NPV Loss Scenarios(5)
					Monoline
	Unpaid				Financial
Vintage and	Principal	Average		Minimum	Guaranteed	60d/70s	70d/60s	70d/70s	80d/70s
CE Quartile(1)	Balance(2)	Current(3)	Original(3)	Current(3)	Amount(4)	NPV	NPV	NPV	NPV
					(Dollars in millions)

Subprime wraps:
2004 and prior	$729	35%	14%	18%	$—	$42	$42	$65	$102

2005-1(1)	79	12	3	—	—	—	—	—	—
2005-1(2)	—	—	—	—	—	—	—	—	—
2005-1(3)	220	63	20	62	—	—	—	—	—
2005-1(4)	105	74	20	71	—	—	—	—	—

2005-1 subtotal	404	56	17	—	—	—	—	—	—

2005-2(1)	94	23	20	23	—	14	17	25	36
2005-2(2)	819	45	31	44	—	—	—	—	71
2005-2(3)	459	54	26	49	—	—	—	—	6
2005-2(4)	460	83	60	59	179	1	6	19	22

2005-2 subtotal	1,832	56	36	23	179	15	23	44	135

2007-1(1)	1,282	16	17	16	—	213	257	368	531
2007-1(2)	1,729	22	21	20	—	178	247	406	642
2007-1(3)	1,499	26	21	24	—	95	159	304	514
2007-1(4)	1,580	34	29	28	—	78	118	246	442

2007-1 subtotal	6,090	25	22	16	—	564	781	1,324	2,129

2007-2(1)	260	29	24	26	—	13	21	49	88
2007-2(2)	—	—	—	—	—	—	—	—	—
2007-2(3)	395	33	30	33	—	24	37	70	120
2007-2(4)	428	35	30	35	—	—	—	32	104

2007-2 subtotal	1,083	33	29	26	—	37	58	151	312

2008-1(1)	—	—	—	—	—	—	—	—	—
2008-1(2)	—	—	—	—	—	—	—	—	—
2008-1(3)	—	—	—	—	—	—	—	—	—
2008-1(4)	—	—	—	—	—	—	—	—	—

2008-1 subtotal	—	—	—	—	—	—	—	—	—

Total subprime wraps	$10,138	33%	25%	—%	$179	$658	$904	$1,584	$2,678

Total Alt-A and subprime wraps	$10,621	32%	24%	—%	$179	$674	$946	$1,610	$2,740

(1)	Reported based on half-year vintages for 2005, 2007 and 2008, with each half-year vintage stratified based on credit enhancement quartiles. We did not have any exposure as of March 31, 2009 to Alt-A private-label wraps issued in the second half of 2005, in 2006, in the second half of 2008 or in 2009. We did not have any exposure as of March 31, 2009 to subprime private-label wraps issued in 2006, in the second half of 2008 or in 2009.

(2)	We recognized net fair value gains of $154 million and net fair value losses of $51 million in the first quarter of 2009 and 2008, respectively, on our investments in subprime private-label wraps that were classified as trading and held in our portfolio as of the end of each quarter. We recognized net fair value gains of $154 million and net fair value losses of $30 million in the first quarter of 2009 and 2008, respectively, on our investments in subprime private-label wraps that were classified as trading during the respective quarters. Gross unrealized losses related to our investments in subprime private-label wraps classified as available for sale totaled $13 million and $18 million as of March 31, 2009 and December 31, 2008, respectively.

(3)	Reflects the percentage of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own, taking into consideration subordination and financial guarantees. Percentage calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guaranty of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(4)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(5)	Reflects the present value of projected losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Our total outstanding debt, which consists of federal funds purchased and securities sold under agreements to repurchase, short-term debt and long-term debt decreased to $854.0 billion as of March 31, 2009, from $870.5 billion as of December 31, 2008. We provide a summary of our debt activity for the first quarters of 2009 and 2008 and a comparison of the mix between our outstanding short-term and long-term debt as of March 31, 2009 and December 31, 2008 in “Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity.” Also see “Notes to Condensed Consolidated Financial Statements—Note 10, Short-term Borrowings and Long-term Debt” for additional detail on our outstanding debt.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We aggregate, by derivative counterparty, the net fair value gain or loss, less any cash collateral paid or received, and report these amounts in our consolidated balance sheets as either assets or liabilities. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amount as of March 31, 2009 and December 31, 2008 in “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments.”

We refer to the difference between the derivative assets and derivative liabilities recorded on our consolidated balance sheets as our net derivative asset or liability. Table 29 provides an analysis of the change in the estimated fair value of our net derivative liability, excluding mortgage commitments, recorded in our consolidated balance sheets between December 31, 2008 and March 31, 2009. As shown in Table 29, the net fair value of our risk management derivatives, excluding mortgage commitments, resulted in a net derivative liability of $1.6 billion as of March 31, 2009, compared with a net derivative liability of $1.8 billion as of December 31, 2008.

Table 29:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

For the
Three Months
Ended
March 31,
2009
(Dollars in
millions)

Net derivative liability as of December 31, 2008(2)	$(1,761)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	221
Fair value at date of termination of contracts settled during the period(4)	19
Net collateral posted	1,704
Periodic net cash contractual interest payments (receipts)(5)	(371)

Total cash payments (receipts)	1,573

Statement of operations impact of recognized amounts:
Periodic net contractual interest income (expense) accruals on interest rate swaps	(940)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	2
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(430)

Derivatives fair value losses, net(6)	(1,368)

Net derivative liability as of March 31, 2009(2)	$(1,556)

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the condensed consolidated balance sheets. Primarily includes upfront premiums paid or received on option contracts. Also includes upfront cash paid or received on other derivative contracts.

(4)	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(5)	We accrue interest on our interest rate swap contracts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the condensed consolidated balance sheets. The corresponding offsetting amount is recorded as an expense and included as a component of derivatives fair value losses in the condensed consolidated statements of operations. Periodic interest payments on our interest rate swap contracts reduce the derivative liability.

(6)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” “Risk Management—Interest Rate Risk Management and Other Market Risks” and “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis a supplemental non-GAAP fair value balance sheet, which reflects our assets and liabilities at estimated fair value. Table 31, which we provide at the end of this section, presents our non-GAAP fair value balance sheets as of March 31, 2009 and December 31, 2008, and the non-GAAP estimated fair value of our net assets. The estimated fair value of our net assets, which is derived from our non-GAAP fair value balance sheets, is calculated based on the difference between the fair value of our assets and the fair value of our liabilities. We present a summary of the changes in the fair value of our net assets for the first quarter of 2009 in Table 32 at the end of this section. The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies. It is not intended as a substitute for stockholders’ equity (deficit) reported in our GAAP condensed consolidated financial statements.

Our net worth, which is based on our GAAP condensed consolidated financial statements, is the measure that is used to determine whether it is necessary to request additional funds from Treasury under the senior preferred stock purchase agreement. We provide the estimated fair value of our net assets as a supplemental measure. Our fair value net asset deficit of $110.3 billion as of March 31, 2009 reflects a point in time estimate of the fair value of our existing assets and liabilities. The ultimate amount of realized credit losses and realized values we receive from holding our assets and liabilities, however, may differ materially from the current estimated fair values, which reflect significant liquidity and risk premiums.

Table 30 below compares selected measures from our GAAP consolidated balance sheets and our non-GAAP fair value balance sheets as of March 31, 2009.

Table 30:  Comparative Measures—GAAP Consolidated Balance Sheets and Non-GAAP Fair Value Balance Sheets

2009
(Dollars in
millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of January 1(1)	$(15,314)
Change in Fannie Mae stockholders’ deficit	(3,752)

Fannie Mae stockholders’ deficit as of March 31(1)	$(19,066)

Non-GAAP fair value balance sheets:
Estimated fair value of net assets as of January 1	$(105,150)
Change in estimated fair value of net assets	(5,164)

Estimated fair value of net assets as of March 31	$(110,314)

(1)	Our net worth, as defined under the Treasury senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, is comprised of “Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

We experienced a decrease of $5.2 billion in the fair value of our net assets during the first quarter of 2009, which resulted in a fair value net asset deficit of $110.3 billion as of March 31, 2009. The decline in the fair value of our net assets during the first quarter of 2009 was attributable to the adverse impact on our net guaranty assets from the ongoing deterioration in the housing and credit markets, which was partially offset by the $15.2 billion received from Treasury under the senior preferred stock purchase agreement and an increase in the fair value of our net portfolio resulting from the tightening of spreads on agency MBS and the widening of spreads on agency debt during the quarter.

Below we provide additional information that we believe may be useful in understanding our fair value balance sheets, including: (1) an explanation of how fair value is defined and measured; (2) the primary factors driving the decline in the fair value of net assets during the first quarter of 2009; and (3) the limitations of our non-GAAP fair value balance sheet and related measures.

Fair Value Measurement

As discussed more fully in “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments,” we use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine the fair value of our financial instruments and disclose the carrying value and fair value of our financial assets and liabilities in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

Fair value as defined under SFAS 157 represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value is intended to convey the current value of an asset or liability as of the measurement date, not the potential value of the asset or liability that may be realized from future cash flows associated with the asset or liability. Fair value generally incorporates the market’s current view of the future, which is reflected in the current price of the asset or liability. Future market conditions, however, may be more adverse than what the market has currently estimated and priced into these fair value measures. Moreover, the fair value balance sheet reflects only the value of the assets and liabilities of the enterprise as of a point in time (the balance sheet date) and does not reflect the value of new assets or liabilities the company may generate in the future. Because our intent generally has been to hold our mortgage investments until maturity, the amounts we ultimately realize from the maturity, settlement or disposition of these assets may vary significantly from the estimated fair value of these assets as of March 31, 2009.

Our GAAP consolidated balance sheets include a combination of amortized historical cost, fair value and the lower of cost or fair value as the basis for accounting and for reporting our assets and liabilities. The principal items that we carry at fair value in our GAAP consolidated balance sheets include our trading and available-for-sale securities and derivative instruments. The substantial majority of our mortgage loans and liabilities, however, are carried at historical cost. Another significant difference between our GAAP consolidated balance sheets and our non-GAAP fair value balance sheets is the manner in which credit losses are reflected. A summary of the key measurement differences follows:

•	Credit Losses under GAAP: In our GAAP condensed consolidated financial statements, we may only recognize those credit losses that we believe have been actually incurred as of each balance sheet date. A loss is considered to have been incurred when the event triggering the loss, such as a borrower’s loss of employment or a decline in home prices, actually happens. Expected credit losses that may arise as a result of future anticipated changes in market conditions, such as further declines in home prices or increases in unemployment, can only be recognized in our condensed consolidated financial statements if and when the anticipated loss triggering event occurs. For additional information, see “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses” and “Notes to Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” of our 2008 Form 10-K and “Consolidated Results of Operations—Credit-Related Expenses” in this report.

•	Credit Losses in Fair Value Balance Sheet: The credit losses incorporated into the estimated fair values in our fair value balance sheet reflect future expected credit losses plus a current market-based risk premium, or profit amount. The fair value of our guaranty obligations as of each balance sheet date is greater than our estimate of future expected credit losses in our existing guaranty book of business as of that date because the fair value of our guaranty obligations includes an estimated market risk premium. We provide additional information on the components of our guaranty obligations and how we estimate the fair value of these obligations in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations” of our 2008 Form 10-K.

These differences in measurement methods result in significant differences between our GAAP balance sheets and our non-GAAP fair value balance sheets.

Primary Factors Driving Changes in Non-GAAP Fair Value of Net Assets

We expect periodic fluctuations in the fair value of our net assets due to our business activities, as well as changes in market conditions, such as home prices, unemployment rates, interest rates, spreads, and implied volatility. The housing and credit markets continued to deteriorate during the first quarter of 2009. In addition, the severe economic downturn resulted in a sharp rise in unemployment rates. These conditions had an adverse impact on the fair value of our net assets. Below we identify the key factors driving the $5.2 billion decline in the fair value of net assets and quantify the estimated impact of each.

•	A decrease of approximately $28.5 billion in the fair value of our net guaranty assets, driven by a substantial increase in the estimated fair value of our guaranty obligations, largely attributable to an increase in expected credit losses as a result of the significant worsening of housing, credit and economic conditions. In addition, but to a smaller degree, the fair value of our net guaranty assets was affected by a change to how we estimate the fair value of certain of our guaranty obligations, which is more fully described in “Critical Accounting Policies and Estimates.”

•	An increase in the fair value of the net portfolio for our Capital Markets group, driven by a pre-tax increase of approximately $9.9 billion, attributable to the combined impact of net fair value gains on our mortgage assets and a decrease in the fair value of our debt. The increase in the net fair value of our mortgage assets resulted from the narrowing of spreads on agency MBS, attributable to the Federal Reserve’s purchases of agency MBS. The decrease in the fair value of our debt resulted from the widening of spreads on agency debt, largely due to competition by government-guaranteed debt issuers, despite the Federal Reserve’s purchases of agency debt during the quarter. We provide additional information on the composition and estimated fair value of our mortgage investments in “Consolidated Balance Sheet Analysis—Mortgage Investments.”

•	An increase of $15.2 billion attributable to the funds received during the first quarter of 2009 from Treasury under the senior preferred stock purchase agreement.

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our non-GAAP fair value balance sheets, there are a number of important factors and limitations to consider. The estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities. It does not incorporate other factors that may have a significant impact on our long-term fair value, including revenues generated from future business activities in which we expect to engage, the value from our foreclosure and loss mitigation efforts or the impact that potential regulatory actions may have on us. As a result, the estimated fair value of our net assets presented in our non-GAAP fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the estimated fair values presented in our non-GAAP consolidated fair value balance sheets.

Supplemental Non-GAAP Fair Value Balance Sheet Report

We present our non-GAAP fair value balance sheet report in Table 31 below.

Table 31:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of March 31, 2009				As of December 31, 2008
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
			(Dollars in millions)

Assets:
Cash and cash equivalents	$25,153	$—	$25,153	(2)	$18,462	$—	$18,462	(2)
Federal funds sold and securities purchased under agreements to resell	53,195	45	53,240	(2)	57,418	2	57,420	(2)
Trading securities	86,278	—	86,278	(2)	90,806	—	90,806	(2)
Available-for-sale securities	261,041	—	261,041	(2)	266,488	—	266,488	(2)
Mortgage loans:
Mortgage loans held for sale	22,915	581	23,496	(3)	13,270	351	13,621	(3)
Mortgage loans held for investment, net of allowance for loan losses	406,148	8,835	414,983	(3)	412,142	3,069	415,211	(3)
Guaranty assets of mortgage loans held in portfolio	—	2,381	2,381	(3)(4)	—	2,255	2,255	(3)(4)
Guaranty obligations of mortgage loans held in portfolio	—	(14,701)	(14,701	)(3)(4)	—	(11,396)	(11,396	)(3)(4)

Total mortgage loans	429,063	(2,904)	426,159	(2)(3)	425,412	(5,721)	419,691	(2)(3)
Advances to lenders	14,721	(336)	14,385	(2)	5,766	(354)	5,412	(2)
Derivative assets at fair value	1,369	—	1,369	(2)	869	—	869	(2)
Guaranty assets and buy-ups, net	7,419	1,682	9,101	(2)(4)	7,688	1,336	9,024	(2)(4)

Total financial assets	878,239	(1,513)	876,726	(2)	872,909	(4,737)	868,172	(2)
Master servicing assets and credit enhancements	1,060	6,656	7,716	(4)(5)	1,232	7,035	8,267	(4)(5)
Other assets	40,339	70	40,409	(5)(6)	38,263	(2)	38,261	(5)(6)

Total assets	$919,638	$5,213	$924,851		$912,404	$2,296	$914,700

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$12	$—	$12	(2)	$77	$—	$77	(2)
Short-term debt	274,682 (7)	581	275,263	(2)	330,991 (7)	1,299	332,290	(2)
Long-term debt	579,319 (7)	29,463	608,782	(2)	539,402 (7)	34,879	574,281	(2)
Derivative liabilities at fair value	3,169	—	3,169	(2)	2,715	—	2,715	(2)
Guaranty obligations	11,673	104,093	115,766	(2)	12,147	78,728	90,875	(2)

Total financial liabilities	868,855	134,137	1,002,992	(2)	885,332	114,906	1,000,238	(2)
Other liabilities	69,712	(37,676)	32,036	(8)	42,229	(22,774)	19,455	(8)

Total liabilities	938,567	96,461	1,035,028		927,561	92,132	1,019,693
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred	16,200	—	16,200		1,000	—	1,000
Preferred	20,629	(20,160)	469		21,222	(20,674)	548
Common	(55,895)	(71,088)	(126,983)		(37,536)	(69,162)	(106,698)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(19,066)	$(91,248)	$(110,314)		$(15,314)	$(89,836)	$(105,150)
Noncontrolling interests	137	—	137		157	—	157

Total deficit	(18,929)	(91,248)	(110,177)		(15,157)	(89,836)	(104,993)

Total liabilities and stockholders’ equity	$919,638	$5,213	$924,851		$912,404	$2,296	$914,700

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	We determined the estimated fair value of these financial instruments in accordance with the fair value guidelines outlined in SFAS 157, as described in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

(3)	For business segment reporting purposes, we allocate intra-company guaranty fee income to our Single-Family and HCD businesses for managing the credit risk on mortgage loans held in portfolio by our Capital Markets group and charge a corresponding fee to our Capital Markets group. In computing this intra-company allocation, we disaggregate the total mortgage loans reported in our GAAP condensed consolidated balance sheets, which consists of “Mortgage loans held for sale” and “Mortgage loans held for investment, net of allowance for loan losses” into components that separately reflect the value associated with credit risk, which is managed by our guaranty businesses, and the interest rate risk, which is managed by our Capital Markets group. We report the estimated fair value of the credit risk components separately in our supplemental non-GAAP consolidated fair value balance sheets as “Guaranty assets of mortgage loans held in portfolio” and “Guaranty obligations of mortgage loans held in portfolio.” We report the estimated fair value of the interest rate risk components in our supplemental non-GAAP consolidated fair value balance sheets as “Mortgage loans held for sale” and “Mortgage loans held for investment, net of allowance for loan losses.” Taken together, these four components represent the estimated fair value of the total mortgage loans reported in our GAAP condensed consolidated balance sheets. We believe this presentation provides transparency into the components of the fair value of the mortgage loans associated with the activities of our guaranty businesses and the components of the activities of our Capital Markets group, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments” of the condensed consolidated financial statements in this report, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 18.

(4)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guarantees as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” On a GAAP basis, our guaranty assets totaled $6.8 billion and $7.0 billion as of March 31, 2009 and December 31, 2008, respectively. The associated buy-ups totaled $637 million and $645 million as of March 31, 2009 and December 31, 2008, respectively. In our non-GAAP fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $4.5 billion and $8.2 billion as of March 31, 2009 and December 31, 2008, respectively. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations” of our 2008 Form 10-K.

(5)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following six line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets, net; (iv) Partnership investments; (v) Servicer and MBS trust receivable and (vi) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $42.0 billion and $40.1 billion as of March 31, 2009 and December 31, 2008, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $637 million and $645 million as of March 31, 2009 and December 31, 2008, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in Note 18. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies described in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments” of our 2008 Form 10-K.

(6)	With the exception of LIHTC partnership investments, the GAAP carrying values of other assets generally approximate fair value. Our LIHTC partnership investments had a carrying value of $6.1 billion and $6.3 billion and an estimated fair value of $6.3 billion and $6.5 billion as of March 31, 2009 and December 31, 2008, respectively. We assume that certain other assets, consisting primarily of prepaid expenses, have no fair value.

(7)	Includes certain short-term debt and long-term debt instruments that we elected to report at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, in our GAAP condensed consolidated balance sheets. The fair value of the long-term debt instruments was $20.3 billion, as of March 31, 2009. The fair value of these short-term and long-term debt instruments were $4.5 billion and $21.6 billion, respectively, as of December 31, 2008.

(8)	The line item “Other liabilities” consists of the liabilities presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; (iv) Servicer and MBS trust payable; and (v) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $69.7 billion and $42.2 billion as of March 31, 2009 and December 31, 2008, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item on our condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets.

Table 32:  Change in Fair Value of Net Assets (Net of Tax Effect)

2009
(Dollars in
millions)

Estimated fair value of net assets as of January 1(1)	$(105,150)
Capital transactions:(2)
Common stock issuances and repurchases, net	579
Senior preferred dividends	(593)
Investments by Treasury under senior preferred stock purchase agreement	15,175

Capital transactions, net	15,161
Change in estimated fair value of net assets, excluding effect of capital transactions	(20,325)

Decrease in estimated fair value of net assets, net	(5,164)

Estimated fair value of net assets as of March 31(1)	$(110,314)

(1)	Represents estimated fair value of net assets (net of tax effect) presented in Table 31: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets.

(2)	Represents net capital transactions, which are reflected in the condensed consolidated statements of changes in equity.

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

Our primary source of funds is proceeds from the issuance of short-term and long-term debt securities. Because our liquidity depends largely on our ability to issue unsecured debt in the capital markets, our status as a GSE continues to be critical to maintaining our access to the unsecured debt market. Our senior unsecured debt obligations are rated AAA by the major rating agencies. As discussed below under “Debt Funding,” during the second half of 2008, we began to experience significant limitations on our ability to access the debt capital markets. Although we have experienced significant improvement in our access to the debt markets since late November 2008, there can be no assurance that the improvement will continue.

We also may request loans from Treasury pursuant to the Treasury credit facility described below under “Liquidity Contingency Plan—Treasury Credit Facility.” In addition, under limited specified circumstances, FHFA may request funds on our behalf from Treasury under the senior preferred stock purchase agreement described in “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” and “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities” in our 2008 Form 10-K.

See “Part II—Item 7—MD&A—Liquidity and Capital Management—Primary Sources and Uses of Funds” in our 2008 Form 10-K for more information on our sources of funds and principal funding needs.

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

Debt Funding Activity

Table 33 below summarizes of our debt activity for the three months ended March 31, 2009 and 2008.

Table 33:  Debt Activity

	For the
	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount:(3)	$301,820	$436,453
Weighted average interest rate:	0.28%	2.90%
Long-term:(4)
Amount:(3)	$108,501	$88,278
Weighted average interest rate:	2.30%	4.03%
Total issued:
Amount:(3)	$410,321	$524,731
Weighted average interest rate:	0.80%	3.09%
Paid off during the period:(1)(5)
Short-term: (2)
Amount:(3)	$358,890	$455,630
Weighted average interest rate:	0.99%	3.47%
Long-term:(4)
Amount:(3)	$65,238	$106,139
Weighted average interest rate:	4.23%	5.06%
Total paid off:
Amount:(3)	$424,128	$561,769
Weighted average interest rate:	1.49%	3.77%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

As previously reported, we experienced significant deterioration in our access to the unsecured debt markets in July through November 2008, particularly for long-term and callable debt, and in the yields on our debt as compared with relevant market benchmarks. Due to the limitations on our ability to issue long-term and callable debt during this time, we relied increasingly on the issuance of short-term debt to pay off our maturing debt and to fund our ongoing business activities. As a result, our outstanding short-term debt increased as a percentage of our total outstanding debt and the aggregate weighted-average maturity of our debt decreased to 42 months as of December 31, 2008, from 48 months as of December 31, 2007. As we relied more heavily on short-term financing to meet our funding needs, our debt “roll-over,” or refinancing, risk increased, exposing us to a greater risk that the demand for our debt securities will be insufficient to permit us to refinance our debt as often as necessary, particularly when market conditions are volatile or adverse.

The dynamics of our funding program have improved significantly since late November 2008 and issuances of debt securities thus far in 2009 have seen renewed favorable demand across a wide range of domestic and international investors. In particular, demand for our long-term debt and callable structures has increased significantly since November 2008. Weekly callable issuance volume averaged $4.2 billion during the first quarter of 2009, compared with $1.6 billion during the fourth quarter of 2008. We also have issued large-sized Benchmark Notes in each month during 2009 with terms ranging from two years to five years. As a result of our improved access to the long-term debt markets, our outstanding short-term debt has decreased as a percentage of our total outstanding debt to 32% as of March 31, 2009 from 38% as of December 31, 2008, and the aggregate weighted-average maturity of our debt increased to 45 months as of March 31, 2009 from 42 months as of December 31, 2008.

We believe the improvement in our debt funding is due to actions taken by the federal government to support us and our debt securities, including the senior preferred stock purchase agreement entered into in September 2008 and most recently amended in May 2009, Treasury’s program announced in September 2008 to purchase MBS of the GSEs, the Treasury credit facility made available to us in September 2008, and the Federal Reserve’s program announced in November 2008 to purchase up to $100 billion in debt securities of Fannie Mae, Freddie Mac and the FHLBs and up to $500 billion in mortgage-backed securities of Fannie Mae, Freddie Mac and Ginnie Mae. On February 18, 2009, Treasury announced that it will continue to purchase Fannie Mae and Freddie Mac mortgage-backed securities to promote stability and liquidity in the marketplace. On March 18, 2009, the Federal Reserve announced that it intended to increase purchases of federal agency debt securities and Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities under the program to a total of up to $200 billion and $1.25 trillion, respectively. As of April 29, 2009, the Federal Reserve held $68.2 billion in federal agency debt securities and $366.2 billion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities.

There can be no assurance that the improvements in our debt funding will continue. We believe the improvements stem from federal government support, such as the support described above, and, as such, changes or perceived changes in the government’s support of us may have a material adverse affect on our ability to fund our operations. In particular, to the extent the market for our debt securities has improved due to the Treasury credit facility being made available to us, we believe that the actual and perceived risk that we will be unable to refinance our debt as it becomes due remains and is likely to increase substantially as we progress toward December 31, 2009, which is the date on which the Treasury credit facility terminates. Accordingly, we continue to have significant roll-over risk notwithstanding improved access to long-term funding, and the risk is likely to increase as we approach expiration of the Treasury credit facility. In addition, the senior preferred stock purchase agreement continues to limit the amount of debt we may incur as described under “Outstanding Debt” below.

We continue to pay our obligations as they become due, and we maintain sufficient access to the unsecured debt markets to avoid triggering our liquidity contingency plan. We continue to monitor market conditions to determine the impact of these conditions on our funding and liquidity. Future disruptions in the financial markets could result in adverse changes in the amount, mix and cost of funds we obtain and could have a material adverse impact on our liquidity, financial condition and results of operations. See “Part II—Item 1A—Risk Factors” in this report and “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a discussion of the risks to our business related to our ability to obtain funds for our operations through the issuance of debt securities, the relative cost at which we are able to obtain these funds and our liquidity contingency plans.

Outstanding Debt

Table 34 provides information on our outstanding short-term and long-term debt as of March 31, 2009 and December 31, 2008. Our total outstanding debt, which consists of federal funds purchased and securities sold under agreements to repurchase, short-term debt and long-term debt decreased to $854.0 billion as of March 31, 2009, from $870.5 billion as of December 31, 2008. Short-term debt represented 32% of our total outstanding debt as of March 31, 2009, compared with 38% of our total outstanding debt as of December 31, 2008, reflecting our improved access to long-term funding during the first quarter. Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt in an amount greater than 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. As of March 31, 2009, we estimate that our aggregate indebtedness totaled $869.3 billion, which was approximately $22.7 billion below our estimated debt limit of $892.0 billion in effect at that time and approximately $210.7 billion below our revised debt limit. Our calculation of our indebtedness for purposes of complying with our debt cap, which has not been confirmed by Treasury, reflects the unpaid principal balance of our debt outstanding or, in the case of long-term zero coupon bonds, the unpaid principal balance at maturity. Our calculation excludes debt basis adjustments and debt recorded from consolidations. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 34:  Outstanding Short-Term Borrowings and Long-Term Debt(1)

	March 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$12	4.33%	—	$77	0.01%

Short-term debt:(2)
Fixed rate short-term debt:
Discount notes	—	$271,082	1.11%	—	$322,932	1.75%
Foreign exchange discount notes	—	169	1.19	—	141	2.50
Other short-term debt	—	299	2.20	—	333	2.80

Total fixed rate short-term debt		271,550	1.11		323,406	1.75
Floating-rate short-term debt(4)	—	3,132	1.25	—	7,585	1.66

Total short-term debt		$274,682	1.11%		$330,991	1.75%

Long-term debt:(3)
Senior fixed rate long-term debt:
Benchmark notes and bonds	2009-2030	$276,080	4.58%	2009-2030	$251,063	4.92%
Medium-term notes	2009-2019	156,749	3.72	2009-2018	151,277	4.20
Foreign exchange notes and bonds	2010-2028	1,055	5.63	2009-2028	1,513	4.70
Other long-term debt(4)	2009-2039	70,910	5.96	2009-2038	73,061	5.95

Total senior fixed rate debt		504,794	4.51		476,914	4.85
Senior floating rate long-term debt:
Medium-term notes	2009-2013	57,987	0.92	2009-2017	45,737	2.21
Other long-term debt(4)	2020-2037	783	7.69	2020-2037	874	7.22

Total senior floating rate debt		58,770	1.02		46,611	2.30

	March 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Subordinated fixed rate long-term debt:
Medium-term notes	2011-2011	2,500	6.24	2011-2011	2,500	6.24
Other subordinated debt	2012-2019	7,166	6.61	2012-2019	7,116	6.58

Total subordinated fixed rate long-term debt		9,666	6.51		9,616	6.50
Debt from consolidations	2009-2039	6,089	5.90	2009-2039	6,261	5.87

Total long-term debt		$579,319	4.21%		$539,402	4.67%

Outstanding callable debt(5)		$202,338	4.29%		$192,480	4.71%

(1)	Outstanding debt amounts and weighted average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts as of March 31, 2009 and December 31, 2008 include fair value gains and losses associated with debt that we elected to carry at fair value.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt.

(3)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year. Included is the current portion of long-term debt that is due within one year, which totaled $104.8 billion and $86.5 billion as of March 31, 2009 and December 31, 2008, respectively. Reported amounts include net discount and other cost basis adjustments of $18.7 billion and $15.5 billion as of March 31, 2009 and December 31, 2008, respectively. The unpaid principal balance of long-term debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $591.9 billion and $548.6 billion as March 31, 2009 and December 31, 2008, respectively.

(4)	Includes a portion of structured debt instruments that are reported at fair value.

(5)	Consists of both short-term and long-term callable debt that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt

Table 35 presents the maturity profile, on a monthly basis, of our outstanding short-term debt as of March 31, 2009 based on the contractual maturity dates of our short-term debt securities. The current portion of our long-term debt (that is, the total amount of our long-term debt that must be paid within the next year) is not included in Table 35, but it is included in Table 36 below. The weighted average maturity of our outstanding short-term debt, based on the remaining contractual term, was 99 days as of March 31, 2009, compared with 102 days as of December 31, 2008.

Table 35:  Maturity Profile of Outstanding Short-Term Debt(1)

(1) Includes unamortized discounts, premiums and other cost basis adjustments of $846 million as of March 31, 2009. Excludes Federal funds purchased and securities sold under agreements to repurchase.

Table 36 presents the maturity profile, on a quarterly basis for two years and on an annual basis thereafter, of our long-term debt as of March 31, 2009 based on the contractual maturity dates of our long-term debt securities. The weighted average maturity of our outstanding long-term debt, based on the remaining contractual term, was approximately 64 months as of March 31, 2009, compared with approximately 66 months as of December 31, 2008.

Table 36:  Maturity Profile of Outstanding Long-Term Debt(1)

(1) Includes unamortized discounts, premiums and other cost basis adjustments of $18.7 billion as of March 31, 2009. Excludes debt from consolidations of $6.1 billion as of March 31, 2009.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to repay our debt obligations.

Equity Funding

As a result of the covenants under the senior preferred stock purchase agreement, which generally prohibit us from issuing equity securities or paying dividends on our common or preferred stock (other than the senior preferred stock) without Treasury’s consent, and Treasury’s ownership of the warrant to purchase, for a nominal price, shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. On February 25, 2009, FHFA requested that Treasury provide us with $15.2 billion on or prior to March 31, 2009, under the terms of the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2008, and we received those funds on March 31, 2009.

As a result of our $23.2 billion net loss for the quarter ended March 31, 2009, we had a net worth deficit of $18.9 billion as of that date. The Director of FHFA submitted a request on May 6, 2009 for $19.0 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of March 31, 2009 and avoid mandatory receivership, and requested receipt of those funds on or prior to June 30, 2009. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $35.2 billion. For a description of the covenants under the senior preferred stock purchase agreement, see “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” and “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of our Activities—Treasury Agreements—Covenants Under Treasury Agreements” in our 2008 Form 10-K.

Liquidity Management Policies

Our liquidity position could be adversely affected by many causes, both internal and external to our business, including: actions taken by the conservator, Treasury or other government agencies; an unexpected systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; a downgrade of our credit ratings from the major ratings organizations; a significant decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector due to a terrorist attack or other event; or elimination of our GSE status. See “Part II—Item 1A—Risk Factors” for a description of factors that could adversely affect our liquidity.

We have adopted a liquidity risk policy that governs our management of liquidity risk and outlines our methods for measuring and monitoring liquidity risk. In addition, under this policy we maintain a liquidity contingency plan in the event our access to the unsecured debt markets becomes limited temporarily. As discussed in greater detail below, we believe that current market conditions have had an adverse impact on our current liquidity contingency plan, and we are currently modifying our liquidity risk policy in an attempt to address current market conditions, the conservatorship and Treasury arrangements and the more fundamental changes in the longer-term credit market environment. We believe, however, that effective liquidity contingency plans may be difficult or impossible to develop under current market conditions for a company of our size. As a result, we expect our modified liquidity contingency plan to provide for significant reliance on the Treasury credit facility for so long as it is available.

Our current liquidity risk policy requires us to conduct daily liquidity governance and monitoring activities to achieve the goals of our liquidity risk policy, including:

•	daily monitoring and reporting of our liquidity position;

•	daily monitoring of market and economic factors that may impact our liquidity;

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of long-term or short-term unsecured debt securities;

•	daily forecasting and statistical analysis of our daily cash needs over a 21-business-day period;

•	routine operational testing of our ability to rely upon identified sources of liquidity, such as mortgage repurchase agreements;

•	periodic reporting to management and the conservator regarding our liquidity position; and

•	periodic review and testing of our liquidity management controls by our Internal Audit department.

Throughout the first quarter of 2009, we continued to comply with the required monitoring and testing activities under our liquidity risk policy. We periodically conduct operational tests of our ability to enter into mortgage repurchase arrangements with counterparties. One method we use to conduct these tests involves entering into a small mortgage repurchase agreement (approximately $100 million) with a counterparty in order to confirm that we have the operational and systems capability to enter into repurchase arrangements. We do not, however, have committed repurchase arrangements with specific counterparties, as historically we have not relied on this form of funding. As a result, our infrequent use of such facilities may impair our ability to enter into them in significant dollar amounts, particularly in the currently challenged credit market environment.

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

Since September 2008, in the event of a liquidity crisis we could also seek funding from Treasury pursuant to the Treasury credit facility or the senior preferred stock purchase agreement, provided we were able to satisfy the terms and conditions of those agreements, as described in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements” in our 2008 Form 10-K and “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement.”

Cash and Other Investments Portfolio

Under our current liquidity policy, our initial source of liquidity in the event of a liquidity crisis that restricts our access to the unsecured debt market is the sale or maturation of assets in our cash and other investments portfolio. Table 37 below provides information on the composition of our cash and other investments portfolio as of March 31, 2009 and December 31, 2008.

During the first quarter of 2009, we maintained a significant amount of liquidity in light of current market conditions, concentrating our investments on federal funds, repurchase agreements and short-term bank deposits. These investments have low yields that are currently below our cost of funds.

Table 37:  Cash and Other Investments Portfolio

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Cash and cash equivalents	$23,246	$17,933
Federal funds sold and securities purchased under agreements to resell	53,195	57,418
Non-mortgage-related securities:
Asset-backed securities	10,270	10,598
Corporate debt securities	3,725	6,037
Other	2,003	1,005

Total	$92,439	$92,991

We incurred net trading gains of $288 million in the first quarter of 2009 on the non-mortgage-related securities in our cash and other investments portfolio due to the lower prevailing interest rates during the quarter, which increased the value of our non-mortgage-related securities. We intend to continue to sell these non-mortgage-related securities from time to time as market conditions permit. During the first quarter, we sold $884 million in unpaid principal balance of these securities. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Securities Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

The current financial market crisis has had a significant adverse effect on the market value and the liquidity of the assets (other than cash and cash equivalents) in the portfolio, and our ability to sell certain assets from our cash and other investments portfolio could be limited or impossible. In the current environment and particularly in the event of further market deterioration, there can be no assurance that we could liquidate these assets if and when we need access to liquidity.

Unencumbered Mortgage Portfolio

Our current liquidity contingency plan provides that our largest source of potential liquidity is the unencumbered mortgage assets in our mortgage portfolio, both through the sale of our mortgage assets or by using these assets as collateral for secured borrowing.

We believe that the amount of mortgage-related securities that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption, such as the one we are currently experiencing, is substantially lower than the amount of mortgage-related securities we hold. Due to the large size of our portfolio of mortgage-related securities and current market conditions, it is unlikely that there would be sufficient market demand for large amounts of these securities over a prolonged period of time. In addition, the price at which we would be able to sell these mortgage-related securities may be significantly lower than the current market value of these securities. To the extent that we obtain funding by pledging mortgage-related securities as collateral, we anticipate that a “haircut” would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this “haircut” would result in proceeds significantly lower than the current market value of these assets and would thereby reduce the amount of financing we can obtain. Our unencumbered mortgage portfolio also includes whole loans that we could potentially securitize to create Fannie Mae MBS, which could then be sold, used as collateral in repurchase or other lending arrangements, or, as described below, potentially used as collateral for loans under our Treasury credit facility. Currently, however, we face technological and operational limitations on our ability to securitize these whole loans, particularly in significant amounts, as our systems were not designed to support the securitization of whole loans in our portfolio into Fannie Mae MBS. We expect that the necessary technology and operational capabilities to support the securitization of a significant portion of our single-family whole loans will be in place during the second quarter of 2009. Because of these limitations, the current testing of our 90-day liquidity contingency plan assumes that we are unable to rely on these whole loans to meet our funding needs. We also hold other mortgage investments, such as multifamily whole loans and reverse mortgage loans, that are generally illiquid and therefore currently cannot be relied upon to raise proceeds from their sale or as collateral for lending arrangements.

Treasury Credit Facility

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009. The Treasury credit facility provides another source of liquidity in the event we experience a liquidity crisis in which we cannot adequately access the unsecured debt markets. As of March 31, 2009, we had approximately $203.1 billion in unpaid principal balance of Fannie Mae MBS and Freddie Mac mortgage-backed securities available as collateral to secure loans under the Treasury credit facility, a decrease of $5.5 billion from $208.6 billion as of December 31, 2008. Treasury has discretion to determine the securities that constitute acceptable collateral. In addition, the Federal Reserve Bank of New York, as collateral valuation agent for Treasury, has discretion to value these securities as it considers appropriate, and they could apply a “haircut” reducing the value it assigns to these securities from their unpaid principal balance. Accordingly, the amount that we could borrow under the Treasury credit facility using those securities as collateral could be less than their unpaid principal balance. We also hold whole loans in our mortgage portfolio, and a portion of these whole loans could potentially be securitized into Fannie Mae MBS and then pledged as collateral under the Treasury credit facility. As noted above, we expect to have the capability of securitizing a significant portion of our single-family whole loans held in portfolio during the second quarter of 2009. Further, unless amended or waived by Treasury, the amount we may borrow under the Treasury credit facility is subject to the restriction under the senior preferred stock purchase agreement on incurring debt in excess of 120% of the amount of mortgage assets we are allowed to own, as described in “Executive Summary — Amendment to Senior Preferred Stock Purchase Agreement.” The terms of the Treasury credit facility are described in our 2008 Form 10-K in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.” As of May 7, 2009, we have not requested any loans or borrowed any amounts under the Treasury credit facility.

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

Senior Preferred Stock Purchase Agreement

In specified limited circumstances, FHFA may request funds on our behalf from Treasury under the senior preferred stock purchase agreement. See “Equity Funding” above for a discussion of the amounts requested and received under the senior preferred stock purchase agreement and “Executive Summary — Amendment to Senior Preferred Stock Purchase Agreement” and “Part I—Item 1—Business—Conservatorship, Treasury

Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements” in our 2008 Form 10-K for a description of the terms of the senior preferred stock purchase agreement.

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

Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch. During 2008, the rating of our senior unsecured debt remained constant, but the ratings of our subordinated debt and preferred stock, as well as our bank financial strength rating, deteriorated significantly. There have been no changes in our credit ratings from December 31, 2008 to May 1, 2009. Table 38 below presents the credit ratings issued by each of these rating agencies as of May 1, 2009.

Table 38:  Fannie Mae Credit Ratings

As of May 1, 2009
Standard &
	Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating(1)	—	E+	—
Outlook	Stable	Stable	Stable
	(for Long Term Senior Debt and Subordinated Debt)	(for all ratings)	(for AAA rated Long Term Issuer Default Rating)

(1)	On March 18, 2009, FHFA suspended the requirement of the September 2005 agreement with OFHEO that we seek to obtain a rating that assesses the independent financial strength or “risk to the government” of Fannie Mae.

We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount, the market value of the exposure, or both. See “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments” for additional information on collateral we are required to provide to our derivatives counterparties in the event of downgrades in our credit ratings.

Cash Flows

Three Months Ended March 31, 2009.  Cash and cash equivalents of $23.2 billion as of March 31, 2009 increased by $5.3 billion from December 31, 2008. Net cash generated from investing activities totaled $38.3 billion, which was primarily attributable to proceeds received from the sale of available-for-sale securities and from repayments of loans held for investment. These net cash inflows were partially offset by net cash outflows used in operating activities of $30.3 billion, largely attributable to the net loss we incurred during the period and the purchase of held-for-sale loans, and net cash outflows used in financing activities of $2.6 billion. The net cash used in financing activities was attributable to the redemption of a significant amount of short-term debt, which was partially offset by proceeds received from Treasury under the senior preferred stock purchase agreement.

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

Capital Management

Regulatory Capital

On October 9, 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth (which is represented as the “total deficit” line item on our consolidated balance sheet). See “Capital Activity” below for more information on our net worth position.

We will continue to submit capital reports to FHFA during the conservatorship and FHFA will continue to closely monitor our capital levels. We will report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA has indicated it will report them on its website. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship.

Pursuant to its new authority under the Regulatory Reform Act, FHFA has announced that it will be revising our minimum capital and risk-based capital requirements.

Table 39 displays our core capital and our statutory minimum capital requirement as of March 31, 2009 and December 31, 2008. The amounts for March 31, 2009 are our estimates as submitted to FHFA.

Table 39:  Regulatory Capital Measures

	As of
	March 31,	December 31,
	2009(1)	2008(1)
	(Dollars in millions)

Core capital(2)	$(31,848)	$(8,641)
Statutory minimum capital requirement(3)	33,912	33,552

Deficit of core capital over statutory minimum capital requirement	$(65,760)	$(42,193)

Deficit of core capital percentage over statutory minimum capital requirement	(193.9)%	(125.8)%

(1)	Amounts as of March 31, 2009 represent estimates that have been submitted to FHFA. Amounts as of December 31, 2008 are as published by FHFA on its website. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital excludes accumulated other comprehensive income (loss).

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

The reduction in our core capital during the first quarter of 2009 was attributable to the net loss we incurred during the period. See “Consolidated Results of Operations” for factors that affected our results of operations for the quarter ended March 31, 2009. The senior preferred stock is not included in core capital due to its cumulative dividend provision.

Capital Activity

Following our entry into conservatorship, FHFA advised us to focus our capital management efforts on maintaining a positive net worth, which is represented as the “total deficit” line item on our consolidated balance sheet. See “Executive Summary—Our Business Objectives and Strategy” for a discussion of other objectives that may conflict with our goal of maintaining a positive net worth. Our total deficit increased by $3.8 billion during the quarter ended March 31, 2009, to a total deficit of $18.9 billion as of March 31, 2009. The increase in our total deficit was primarily attributable to the net loss we incurred during the quarter partially offset by the receipt of funds under the senior preferred stock purchase agreement as described in “Equity Funding” above and lower unrealized losses on available-for-sale securities. See “Consolidated Results of Operations” for a discussion of the factors that affected our results of operations for the quarter ended March 31, 2009.

Our ability to manage our net worth continues to be very limited. We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the senior preferred stock purchase agreement to address any net worth deficit.

Senior Preferred Stock and Common Stock Warrant

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into the senior preferred stock purchase agreement. Pursuant to the agreement, we issued to Treasury: (1) on September 8, 2008, one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an initial aggregate liquidation preference of $1 billion); and (2) on September 7, 2008, a warrant for the purchase of up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise, which is exercisable until September 7, 2028. We did not receive any cash proceeds when we issued the senior preferred stock or the warrant but have subsequently received funds as described above in “Equity Funding.” Drawing on Treasury’s funding commitment under the senior preferred stock purchase agreement allows us to eliminate our net worth deficit and thereby avoid triggering mandatory receivership under the Regulatory Reform Act.

The senior preferred stock purchase agreement contains covenants that significantly restrict our business activities. These covenants include a prohibition on our issuance of additional equity securities (except in limited instances), a prohibition on the payment of dividends or other distributions on our equity securities (other than the senior preferred stock or the warrant), a prohibition on our issuance of subordinated debt and a limitation on the total amount of debt securities we may issue. As a result, we can no longer obtain additional equity financing (other than pursuant to the senior preferred stock purchase agreement) unless we obtain Treasury’s approval and we are limited in the amount and type of debt financing we may obtain. For a more detailed description of these covenants, please see “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” and “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements” of our 2008 Form 10 K.

See “Equity Funding” above for a discussion of the amounts requested and received under the senior preferred stock purchase agreement.

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

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. As conservator and under our charter, FHFA also has authority to declare and approve dividends on the senior preferred stock. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. A dividend of $25 million was declared by the conservator and paid by us on March 31, 2009, for the period from but not including January 1, 2009 through and including March 31, 2009.

When Treasury provides the additional funds that FHFA requested on our behalf, the aggregate liquidation preference of our senior preferred stock will total $35.2 billion. The annualized dividend on the $35.2 billion aggregate liquidation preference will be $3.5 billion based on the 10% dividend rate, and the level of dividends on the senior preferred stock will increase if, as we expect, we request additional funds from Treasury under the senior preferred stock purchase agreement.

Subordinated Debt

We had $7.4 billion in outstanding qualifying subordinated debt as of March 31, 2009. As of March 31, 2009, our core capital was below 125% of our critical capital requirement enabling us to defer interest payments under the terms of the securities. FHFA has directed us, however, to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

We entered into an agreement with OFHEO in September 2005, under which we agreed to issue and maintain qualifying subordinated debt in a quantity such that the sum of our total capital plus the outstanding balance of our qualifying subordinated debt equals or exceeds the sum of (1) outstanding Fannie Mae MBS held by third parties times 0.45% and (2) total on-balance sheet assets times 4%, which we refer to as our “subordinated debt requirement.” We also agreed to certain maintenance, reporting and disclosure requirements relating to our qualifying subordinated debt. On October 9, 2008, FHFA announced that it will no longer report on our subordinated debt levels. On November 8, 2008, FHFA advised us that, during the conservatorship and thereafter until we are directed otherwise, it was suspending the requirements of the September 2005 agreement with respect to the issuance, maintenance, and reporting and disclosure of our qualifying subordinated debt. FHFA further advised us that, during conservatorship, we must continue to submit to FHFA quarterly calculations of our subordinated debt and total capital.

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

Fannie Mae MBS Transactions and Other Financial Guarantees

Although we hold some Fannie Mae MBS in our mortgage portfolio, most outstanding Fannie Mae MBS are held by third parties and therefore not reflected in our consolidated balance sheets. Table 40 summarizes the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of March 31, 2009 and December 31, 2008.

Table 40:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(1)	$2,575,496	$2,546,217
Less: Fannie Mae MBS held in portfolio(2)	(223,024)	(228,949)

Fannie Mae MBS held by third parties and other guarantees	$2,352,472	$2,317,268

(1)	Includes $26.5 billion and $27.8 billion in unpaid principal balance of other guarantees as of March 31, 2009 and December 31, 2008, respectively. Excludes $65.0 billion and $65.3 billion in unpaid principal balance of consolidated Fannie Mae MBS as of March 31, 2009 and December 31, 2008, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in the condensed consolidated balance sheets.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guarantees is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which totaled $2.4 trillion and $2.3 trillion as of March 31, 2009 and December 31, 2008, respectively. In the case of the other financial guarantees that we provide, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the underlying bonds and loans, which totaled $26.5 billion and $27.8 billion as of March 31, 2009 and December 31, 2008, respectively.

For additional information on our securitization transactions, see “Notes to Condensed Consolidated Financial Statements—Note 7, Portfolio Securitizations” and “Notes to Condensed Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing.” For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Potential Elimination of QSPEs and Changes in the FIN 46R Consolidation Model

On September 15, 2008, the FASB issued an exposure draft of a proposed statement of financial accounting standards, Amendments to FASB Interpretation No. 46(R), and an exposure draft of a proposed statement of financial accounting standards, Accounting for Transfer of Financial Assets-an amendment of FASB Statement No. 140. The proposed amendments to SFAS 140 would eliminate the concept of QSPEs. Additionally, the amendments to FIN 46R would replace the current consolidation model with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. If an enterprise is not able to reach a conclusion through the qualitative analysis, it would then proceed to a quantitative evaluation. The proposed statements would be effective for new transfers of financial assets and to all variable interest entities on or after January 1, 2010.

Under the FASB’s currently proposed rules, if we were required to consolidate the incremental assets and liabilities, we would initially record these assets and liabilities at fair value. If the fair value of the consolidated assets were substantially less than the fair value of the consolidated liabilities (which would be the case under current market conditions), the amount of our stockholders’ deficit could increase significantly. In January 2009, however, the FASB reached a tentative decision that the incremental assets and liabilities to be consolidated upon adoption of the proposed statements should be recognized at their carrying values, as if they had been consolidated at the inception of the entity or a subsequent reconsideration date. The FASB also indicated that fair value would only be permitted if determining the carrying value is not practicable. This tentative decision also could result in an increase in our stockholders’ deficit. In addition, the amount of capital we are required to maintain could increase if we are required to consolidate incremental assets and liabilities. Under certain circumstances, these changes could have a material adverse impact on our earnings, financial condition and net worth, as we had over $2.4 trillion of assets held in QSPEs as of March 31, 2009. Since the proposed amendments to SFAS 140 and FIN 46R are not final, we are unable to predict the specific impact that the amendments will have on our consolidated financial statements. See “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a discussion of risks relating to changes in accounting pronouncements.

Partnership Investment Interests

The carrying value of our partnership investments, which primarily include investments in LIHTC investments as well as investments in other affordable rental and for-sale housing partnerships, totaled $8.9 billion as of March 31, 2009, compared with $9.3 billion as of December 31, 2008. For additional information regarding our holdings in off-balance sheet limited partnerships, see “Notes to Condensed Consolidated Financial Statements—Note 3, Consolidations.”

RISK MANAGEMENT

Our businesses expose us to the following four major categories of risks: credit risk, market risk, operational risk and liquidity risk. Effective management of risks is an integral part of our business and critical to our safety and soundness. Our risk governance framework and risk management processes are intended to identify, measure, monitor and control the principal risks we assume in conducting our business activities in accordance with defined policies and procedures. We provide a more detailed discussion of our risk governance framework and how we manage each of our four major categories of risk in “Part II—Item 7—MD&A—Risk Management” of our 2008 Form 10-K. This section updates the information in our 2008 Form 10-K relating to our management of risk.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. The deterioration in the mortgage and credit markets and severe economic downturn have resulted in a significant increase in our exposure to mortgage and institutional counterparty credit risk.

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets.

Recent Developments

We closely monitor housing and economic market conditions and loan performance to manage and evaluate our credit risks. As part of our mission, we have been implementing several recently announced strategies to help in the housing recovery. These strategies involve efforts to promote liquidity and housing affordability, to expand our foreclosure prevention efforts and to set market standards.

In March 2009, we announced two new programs—Home Affordable Refinance and Home Affordable Modification—as part of our efforts under HASP. These programs are designed to significantly expand the number of borrowers who can refinance or modify their mortgages to a payment that is affordable now and into the future. Our Home Affordable Refinance Program provides opportunities for borrowers who were previously unable to refinance due to either declines in home prices or the unavailability of mortgage insurance, to refinance their mortgage loans with LTV ratios up to 105% without obtaining new mortgage insurance in excess of what was already in place. The Home Affordable Modification Program provides uniform loan modification guidelines to help borrowers whose loan either is currently delinquent or is at imminent risk of default by reducing their loan payments to sustainable levels through various workout solutions, including term extensions, interest rate reductions, and principal forbearance. As we worked to implement these programs, we extended the suspension of all tenant eviction proceedings to March 31, 2009 from the previously scheduled expiration date of March 6, 2009. We also issued special foreclosure sale requirements in response to HASP. These requirements prohibit a foreclosure sale from occurring on any Fannie Mae loan until the loan servicer verifies that the borrower is ineligible for a Home Affordable Modification and all other foreclosure prevention alternatives have been exhausted.

Mortgage Credit Book of Business

Table 41 displays the composition of our entire mortgage credit book of business as of March 31, 2009 and December 31, 2008. Our single-family mortgage credit book of business accounted for approximately 93% of our entire mortgage credit book of business as of both March 31, 2009 and December 31, 2008.

Table 41:  Composition of Mortgage Credit Book of Business

	As of March 31, 2009
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$269,028	$48,167	$118,501	$673	$387,529	$48,840
Fannie Mae MBS(7)	220,646	1,969	380	29	221,026	1,998
Agency mortgage-related securities(7)(8)	31,904	1,516	—	21	31,904	1,537
Mortgage revenue bonds(7)	2,922	2,405	7,905	2,053	10,827	4,458
Other mortgage-related securities(7)(9)	53,693	1,913	25,792	24	79,485	1,937

Total mortgage portfolio	578,193	55,970	152,578	2,800	730,771	58,770
Fannie Mae MBS held by third parties(10)	2,274,775	12,653	37,855	736	2,312,630	13,389
Other credit guarantees(11)	9,286	—	17,138	29	26,424	29

Mortgage credit book of business	$2,862,254	$68,623	$207,571	$3,565	$3,069,825	$72,188

Guaranty book of business	$2,773,735	$62,789	$173,874	$1,467	$2,947,609	$64,256

	As of December 31, 2008
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$268,253	$43,799	$116,742	$699	$384,995	$44,498
Fannie Mae MBS(7)	226,654	1,850	376	69	227,030	1,919
Agency mortgage-related securities(7)(8)	33,320	1,559	—	22	33,320	1,581
Mortgage revenue bonds(7)	2,951	2,480	7,938	2,078	10,889	4,558
Other mortgage-related securities(7)(9)	55,597	1,960	25,825	24	81,422	1,984

Total mortgage portfolio	586,775	51,648	150,881	2,892	737,656	54,540
Fannie Mae MBS held by third parties(10)	2,238,257	13,117	37,298	787	2,275,555	13,904
Other credit guarantees(11)	10,464	—	17,311	34	27,775	34

Mortgage credit book of business	$2,835,496	$64,765	$205,490	$3,713	$3,040,986	$68,478

Guaranty book of business	$2,743,628	$58,766	$171,727	$1,589	$2,915,355	$60,355

(1)	The amounts reported above reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 96% of our total conventional single-family mortgage credit book of business as of both March 31, 2009 and December 31, 2008. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our conventional single-family mortgage credit book of business consists of Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, housing-related municipal revenue bonds, other single-family government related loans and securities, and credit enhancements that we provide on single-family mortgage assets. See “Consolidated Balance Sheet Analysis—Trading and Available-For-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for additional information on our private-label mortgage securities.

(2)	The amounts reported above reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 83% and 82% of our total multifamily mortgage credit book of business as of March 31, 2009 and December 31, 2008, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal balance totaling $65.5 billion and $65.8 billion as of March 31, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(7)	Includes unpaid principal balance totaling $12.8 billion and $13.3 billion as of March 31, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were consolidated under FIN 46 and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as securities.

(8)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae. As of March 31, 2009, we held mortgage-related securities issued by Freddie Mac with both a carrying value and a fair value of $32.9 billion, which exceeded 10% of our stockholders’ equity as of March 31, 2009.

(9)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(10)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(11)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Single-Family

Table 42 presents our conventional single-family business volumes for the three months ended March 31, 2009 and 2008, and our conventional single-family mortgage credit book of business as of March 31, 2009 and December 31, 2008, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our loans.

Table 42:	Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of
	Conventional Single-
	Family Business		Percent of Conventional
	Volume(2)		Single-Family
	For the		Book of Business(3)
	Three Months Ended		As of
	March 31,		March 31,	December 31,
	2009	2008	2009	2008

Original LTV ratio:(4)
<= 60%	30%	21%	23%	22%
60.01% to 70%	18	16	16	16
70.01% to 80%	42	37	42	43
80.01% to 90%(5)	7	12	9	9
90.01% to 100%(5)	3	14	10	10
Greater than 100%(5)	—	—	—	—

Total	100%	100%	100%	100%

Weighted average	67%	73%	72%	72%
Average loan amount	$218,185	$209,086	$149,888	$148,824
Estimated mark-to-market LTV ratio:(6)
<= 60%			31%	36%
60.01% to 70%			13	13
70.01% to 80%			17	17
80.01% to 90%			15	14
90.01% to 100%			10	8
Greater than 100%			14	12

Total			100%	100%

Weighted average			73%	70%
Product type:
Fixed-rate:(7)
Long-term	86%	79%	74%	74%
Intermediate-term	13	11	13	13
Interest-only	—	3	3	3

Total fixed-rate	99	93	90	90

Adjustable-rate:
Interest-only	—	5	5	5
Negative-amortizing	—	—	1	1
Other ARMs	1	2	4	4

Total adjustable-rate	1	7	10	10

Total	100%	100%	100%	100%

Number of property units:
1 unit	99%	97%	96%	96%
2-4 units	1	3	4	4

Total	100%	100%	100%	100%

Property type:
Single-family homes	93%	90%	91%	91%
Condo/Co-op	7	10	9	9

Total	100%	100%	100%	100%

	Percent of
	Conventional Single-
	Family Business		Percent of Conventional
	Volume(2)		Single-Family
	For the		Book of Business(3)
	Three Months Ended		As of
	March 31,		March 31,	December 31,
	2009	2008	2009	2008

Occupancy type:
Primary residence	94%	90%	90%	90%
Second/vacation home	4	4	4	4
Investor	2	6	6	6

Total	100%	100%	100%	100%

FICO credit score:
< 620	* %	5%	4%	5%
620 to < 660	2	8	9	9
660 to < 700	7	17	17	17
700 to < 740	17	22	23	23
>= 740	74	48	46	45
Not available	—	—	1	1

Total	100%	100%	100%	100%

Weighted average	761	728	725	724
Loan purpose:
Purchase	16%	34%	40%	41%
Cash-out refinance	31	33	31	32
Other refinance	53	33	29	27

Total	100%	100%	100%	100%

Geographic concentration:(8)
Midwest	19%	16%	16%	16%
Northeast	17	17	18	19
Southeast	21	25	25	25
Southwest	16	16	16	16
West	27	26	25	24

Total	100%	100%	100%	100%

Origination year:
<=1999			2%	2%
2000			—	—
2001			1	2
2002			5	5
2003			17	18
2004			10	10
2005			12	13
2006			13	14
2007			19	20
2008			16	16
2009			5	—

Total			100%	100%

*	Less than 1%.

(1)	As noted in Table 41 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS. We typically obtain the data for the statistics presented in this table from the sellers or servicers of the mortgage loans and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. We reflect second lien loans in the original LTV ratio calculation only when we own both the first and second mortgage liens or we only own the second mortgage lien. Second lien mortgage loans represented less than 0.5% of our conventional single-family business volume for each of the three months ended March 31, 2009 and 2008, and less than 0.5% of our single-family mortgage credit book of business as of March 31, 2009 and

December 31, 2008. Second lien loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in Table 42.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original loan-to-value ratio generally is based on the appraised property value reported to us at the time of acquisition of the loan and the original unpaid principal balance of the loan. Excludes loans for which this information is not readily available.

(5)	We purchase loans with original loan-to-value ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under our Home Affordable Refinance Program, our charter generally requires primary mortgage insurance or other credit enhancement for any loan that we acquire that has a LTV ratio over 80%.

(6)	The aggregate estimated mark-to-market loan-to-value ratio is based on the estimated current value of the property, calculated using an internal valuation model that estimates periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Excludes loans for which this information is not readily available.

(7)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(8)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit risk profile summary.  We experienced a significant increase in refinancing volume in the first quarter of 2009 relative to the first quarter of 2008, largely due to the decline in mortgage interest rates to record lows. The composition of our new business continues to reflect an overall improvement in credit quality due in large part to changes made in our underwriting and eligibility criteria that became effective during 2008 and early 2009. These changes have resulted in a significant decline in Alt-A loan volumes, an increase in the percentage of loans with higher FICO credit scores, a decrease in the percentage of loans with higher original LTV ratios, and a shift in product type to more traditional, fully amortizing fixed-rate mortgage loans. Despite improvements in the credit risk profile of our new business, we expect that we will continue to experience significant credit losses due to the extreme pressures on the housing market and the severe economic downturn. In addition, we expect our refinancing activity will remain high in 2009 in response to the current record low mortgage interest rates, as well as our Home Affordable Refinance Program.

In evaluating and managing our credit risk, we closely monitor the performance of loans that we believe pose a higher risk of default, such as loans with high mark-to-market LTV ratios, loans to borrowers with lower FICO credit scores and certain higher risk loan product categories, including Alt-A and subprime loans. As a result of the continued national decline in home prices, we experienced an increase in the overall estimated weighted average mark-to-market LTV ratio of our conventional single-family mortgage credit book of business to 73% as of March 31, 2009, from 70% as of December 31, 2008. The portion of our conventional single-family mortgage credit book of business with an estimated mark-to-market LTV ratio greater than 100% increased to 14% as of March 31, 2009, from 12% as of the end of 2008. We provide additional information on the delinquency status of some of these loans with these higher credit risk attributes below in “Problem Loan Management and Foreclosure Prevention—Problem Loan Statistics” and in “Notes to Condensed Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing.”

We provide information below on our exposure to Alt-A and subprime loans. We have classified mortgage loans as Alt-A if the lender that delivers the mortgage loan to us has classified the loan as Alt-A based on documentation or other features. We have classified mortgage loans as subprime if the mortgage loan is originated by a lender specializing in subprime business or by subprime divisions of large lenders. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. We also provide information on our jumbo-conforming mortgage product, high-balance loans and reverse mortgages.

•	Alt-A Loans: The outstanding unpaid principal balance of Alt-A mortgage loans held in our portfolio or backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans, totaled $283.5 billion and $292.4 billion as of March 31, 2009 and December 31, 2008, respectively. These loans represented approximately 10% of our total single-family mortgage credit book of business as of each of these dates. As a result of our decision to discontinue the purchase of newly originated Alt-A loans effective January 1, 2009, we expect our acquisitions of Alt-A mortgage loans to be minimal in future periods.

•	Subprime Loans: The outstanding unpaid principal balance of subprime mortgage loans held in our portfolio or backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by subprime mortgage loans, totaled $8.2 billion and $8.4 billion as of March 31, 2009 and December 31, 2008, respectively. Subprime mortgage loans held in our portfolio or backing Fannie Mae MBS represented less than 1% of our single-family business volume in 2008 and in 2007. We estimate that these loans represented approximately 0.3% of our total single-family mortgage credit book of business as of each of these dates. We currently are not purchasing mortgages that are classified as subprime.

•	Jumbo-conforming and High-balance Loans: Pursuant to the 2009 Stimulus Act, the maximum conforming loan limits per geographic location for loans originated in high cost areas in 2009 will be the higher of: (1) the limits established under the Economic Stimulus Act of 2008 for loans originated between July 1, 2007 through December 31, 2008 (and previously associated with our jumbo-conforming mortgage product) or (2) the limit established under the Housing and Economic Recovery Act of 2008 (“HERA”) and associated with our high-balance mortgage loan option. These revised limits under the 2009 Stimulus Act will apply only to high-balance loans originated in 2009. All loans with original loan amounts in excess of our general conforming loan limits are required to meet certain additional eligibility requirements specific to LTV ratio, loan purpose, occupancy, property type and credit score. The outstanding unpaid principal balance of these loans totaled $26.0 billion as of March 31, 2009, or approximately 0.9% of our total single-family mortgage credit book of business, compared with $19.9 billion as of December 31, 2008, or approximately 0.7% of our total single-family mortgage credit book of business.

•	Reverse Mortgages: The majority of reverse mortgages that we hold are Home Equity Conversion Mortgages (“HECM”), which is a reverse mortgage product that has been in existence since 1989 and accounts for approximately 90% of the total market share of reverse mortgages. Our market share was approximately 90% of the total market of reverse mortgages as of December 31, 2008. Because HECMs are insured by the federal government through the Federal Housing Administration, we have limited exposure to losses on these loans. The outstanding unpaid principal balance of reverse mortgages included in our mortgage portfolio was $45.9 billion and $41.6 billion as of March 31, 2009 and December 31, 2008, respectively.

Our Alt-A loans have recently accounted for a disproportionate share of our credit losses relative to the share of these loans as a percentage of our single-family guaranty book of business. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A loans and certain other higher risk loan categories. See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for information on our investments in Alt-A and subprime private-label mortgage-related securities, including other-than-temporary impairment losses recognized on these investments.

Problem Loan Management and Foreclosure Prevention

We generally define single-family problem loans as loans that are at imminent risk of payment default; early stage delinquent loans that are either 30 days or 60 days past due; and seriously delinquent loans, which generally are loans that are three or more consecutive monthly payments past due or in the foreclosure process.

Our problem loan management strategies are intended to minimize foreclosures and keep borrowers in their homes, which may also help in reducing our long-term credit losses. With the introduction of our Home Affordable Modification Program, which applies to loans originated before 2009, we will be working with servicers to ensure the guidelines of the program are properly implemented. For loans that do not qualify for the Home Affordable Modification Program, borrowers may be considered under other initiatives that we provide, such as HomeSaver Advance or HomeSaver Forbearance.

In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures and provide metrics that are useful in evaluating the performance of our loan workout activities.

Problem Loan Statistics

•	Early Stage Delinquency

The prolonged downturn in the housing market and the severe economic downturn, marked by a sharp rise in unemployment rates, has caused an increase from March 2008 in the number of delinquencies that are less than three consecutive monthly payments past due and a potential increase in the number of loans at imminent risk of payment default. The following table displays the delinquency status of conventional single-family loans in our single-family guaranty book of business as of March 31, 2009, December 31, 2008 and March 31, 2008.

Table 43:  Delinquency Status of Conventional Single-Family Loans

	As of
	March 31,	December 31,	March 31,
	2009	2008	2008

Delinquency status:(1)
30-days delinquent	2.19%	2.52%	1.82%
60-days delinquent	0.94	1.00	0.55
Seriously delinquent(2)	3.15	2.42	1.15

(1)	Calculated based on the number of conventional single-family loans that are delinquent divided by the number of loans in our conventional single-family guaranty book of business. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate.

(2)	Includes conventional single-family loans that are three or more consecutive monthly payments past due and loans that have been referred to foreclosure but not yet foreclosed upon.

•	Serious Delinquency

Table 44 below compares serious delinquency rates, by geographic region, for all conventional single-family loans and multifamily loans with credit enhancement and without credit enhancement as of March 31, 2009, December 31, 2008 and March 31, 2008. We classify single family loans as seriously delinquent when a borrower is three or more consecutive monthly payments past due. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.

Table 44:  Serious Delinquency Rates

	March 31, 2009		December 31, 2008		March 31, 2008
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	16%	3.02%	16%	2.44%	17%	1.44%
Northeast	18	2.53	19	1.97	18	1.05
Southeast	25	4.24	25	3.27	25	1.44
Southwest	16	2.45	16	1.98	16	0.94
West	25	3.06	24	2.10	24	0.72

Total conventional single-family loans	100%	3.15%	100%	2.42%	100%	1.15%

Conventional single-family loans:
Credit enhanced	20%	8.17%	21%	6.42%	21%	3.15%
Non-credit enhanced	80	1.91	79	1.40	79	0.62

Total conventional single-family loans	100%	3.15%	100%	2.42%	100%	1.15%

Multifamily loans:
Credit enhanced	87%	0.31%	86%	0.26%	88%	0.07%
Non-credit enhanced	13	0.56	14	0.54	12	0.23

Total multifamily loans	100%	0.34%	100%	0.30%	100%	0.09%

(1)	Reported based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include all of the conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	See footnote 8 to Table 42 for states included in each geographic region.

The serious delinquency rate for our conventional single-family guaranty book of business rose to 3.15% as of March 31, 2009, from 2.42% as of December 31, 2008, and 1.15% as of March 31, 2008. Although the foreclosure moratorium that we initiated for the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009 reduced our foreclosures and credit losses during the fourth quarter of 2008 and first quarter of 2009 below what they otherwise would have been, the moratorium was one of the factors that contributed to the increase in our serious delinquency rates during the period.

We continue to experience notable increases in the serious delinquency rates for certain states, loan categories and loan vintages. States exhibiting significantly higher serious delinquency rates include California, Florida, Arizona and Nevada, which previously experienced rapid increases in home prices and are now experiencing sharp declines in home prices, coupled with rising unemployment rates that are near or above the national average. Loan categories that have exhibited the most significant increases in serious delinquency rates as of March 31, 2009 relative to March 31, 2008 include Alt-A loans; adjustable-rate loans; interest-only loans; negative-amortizing loans; and loans made for the purchase of condominiums. Many of the loans in these categories were originated in 2006 and 2007.

•	The conventional single-family serious delinquency rates for California and Florida, which represent the two largest states in our conventional single-family mortgage credit book of business in terms of unpaid principal balance, climbed to 3.33% and 8.07%, respectively, as of March 31, 2009, from 2.30% and 6.14%, respectively, as of December 31, 2008 and 0.76% and 2.32%, respectively, as of March 31, 2008. There has been a lengthening of the foreclosure process in many states over the past year; however,

Florida’s foreclosure process has lengthened considerably more than any of the other states noted above, which has contributed to its much higher serious delinquency rate.

•	The serious delinquency rates for Alt-A and subprime loans increased to 9.54% and 17.95%, respectively, as of March 31, 2009, from 7.03% and 14.29%, respectively, as of December 31, 2008, and 2.96% and 7.42%, respectively, as of March 31, 2008.

•	The serious delinquency rates for conventional single-family loans originated in 2006 and in 2007 were 6.97% and 6.77%, respectively, as of March 31, 2009, compared with 5.11% and 4.70%, respectively, as of December 31, 2008, and 2.21% and 1.19%, respectively, as of March 31, 2008.

•	The serious delinquency rate for conventional single-family loans with an estimated mark-to-market LTV ratio greater than 100% was 13.46% as of March 31, 2009, compared with 10.98% as of December 31, 2008 and 6.32% as of March 31, 2008.

As discussed earlier, the foreclosure moratorium was a key contributor to the increase in the serious delinquency rates during the first quarter of 2009. We expect our serious delinquency rates to continue to increase in 2009 due to the prolonged downturn in the housing markets, which has resulted in higher mark-to-market LTV ratios, and the severe economic downturn, which has resulted in a sharp increase in unemployment rates. In addition, we expect our serious delinquency rates to be adversely affected by our requirement that servicers must pursue modification options before proceeding to foreclosure. See “Notes to Condensed Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing” for additional information on our serious delinquency rates by additional risk characteristics, such as FICO credit score and origination loan amount.

The multifamily serious delinquency rate rose to 0.34% as of March 31, 2009, from 0.30% as of December 31, 2008, and 0.09% as of March 31, 2008, reflecting the impact of the severe economic downturn. The primary states contributing to the increase in our multifamily serious delinquency rate include Florida, Arizona, Georgia, Texas and New York. These states have experienced higher rental vacancy rates and rent pressure due to increased unemployment rates and a large supply of conversions of condominiums to rental properties.

•	Nonperforming Loans

Table 45 presents the amount of nonperforming single-family and multifamily loans as of March 31, 2009 and December 31, 2008 and other information related to our nonperforming loans. We classify loans as nonperforming and place them on nonaccrual status when we believe collectability of interest or principal on the loan is not reasonably assured. We generally consider a loan to be nonperforming if it is two payments or more past due. We classify troubled debt restructurings and HomeSaver Advance first-lien loans as nonperforming loans throughout the life of the loan regardless of whether the restructured or first-lien loan returns to a performing status after the workout intervention. The increase in the amount of nonperforming loans during the first quarter of 2009 reflected the significant increase in our single-family serious delinquency rates during the quarter due to the prolonged downturn in the housing and credit markets, as well as the economic downturn.

Table 45:  Nonperforming Single-Family and Multifamily Loans(1)

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

On-balance sheet nonperforming loans:
Nonaccrual loans(2)	$19,714	$17,634
Troubled debt restructurings(3)	2,625	1,931
HomeSaver Advance first-lien loans(4)	1,121	1,121

Total on-balance sheet nonperforming loans	23,460	20,686

Off-balance sheet nonperforming loans:(5)
Off-balance sheet nonperforming loans, excluding HomeSaver Advance first-lien loans(6)	110,140	89,617
HomeSaver Advance first-lien loans(7)	11,330	8,929

Total off-balance sheet nonperforming loans	121,470	98,546

Total nonperforming loans	$144,930	$119,232

Accruing on-balance sheet loans past due 90 days or more(8)	$392	$317

	Q1	Full Year
	2009	2008

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(9)	$237	$401
Interest income recognized for the period(10)	207	771

(1)	We classify conventional single-family and multifamily loans held in our mortgage portfolio, including delinquent single-family loans purchased from MBS trusts, as nonperforming and place them on nonaccrual status when we believe collectability of principal or interest on the loan is not reasonably assured. We generally conclude that collectability is not reasonably assured when a loan is two payments or more past due. We continue to accrue interest on nonperforming loans that are federally insured or guaranteed by the U.S. government.

(2)	Includes all nonaccrual loans inclusive of troubled debt restructurings and on-balance sheet first-lien loans on nonaccrual status associated with unsecured HomeSaver Advance loans.

(3)	A troubled debt restructuring is a modification to the contractual terms of a loan that results in a concession to a borrower experiencing financing difficulty. The reported amounts represent troubled debt restructurings that are on accrual status.

(4)	Represents the amount of on-balance sheet first-lien loans on accrual status associated with unsecured HomeSaver Advance loans.

(5)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS trusts held by third parties.

(6)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(7)	Represents all off-balance sheet first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(8)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, including loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller of the loan in the event of a default.

(9)	Forgone interest income represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their contractual terms.

(10)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period.

Management of Problem Loans

In our experience, early intervention for a potential or existing problem is critical to helping borrowers avoid foreclosure and stay in their homes. If a borrower does not make the required payments, we work in partnership with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan management strategy includes payment collection and workout guidelines designed to minimize the number of borrowers who fall behind on their obligations and to help borrowers who are delinquent from falling further behind on their payments.

We refer to actions taken by servicers with a borrower to resolve the problem of delinquent loan payments as “workouts.” Our problem loan workouts reflect our various types of home retention strategies, including our Home Affordable Modification Program. These strategies encompass loan modifications, repayment plans, forbearance, and HomeSaver Advance loans, all of which are intended to help borrowers stay in their homes. If we are unable to provide a viable home retention option, we provide foreclosure avoidance alternatives that include preforeclosure sales or acceptance of deeds-in-lieu of foreclosure. These foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment, divorce, job change, or medical issues and is therefore no longer able to make the required mortgage payments. We have increasingly relied on these foreclosure alternatives as a growing number of borrowers have been adversely affected by severe economic downturn.

Our HCD business has further tightened its underwriting standards and implemented more proactive asset management and portfolio monitoring as part of our early intervention efforts to address problem multifamily loans. These efforts are intended to reduce the refinance risk concentrated in multifamily loans maturing between 2012 and 2013.

Problem Loan Workout Metrics

Table 46 provides statistics on conventional single-family problem loan workouts, by type, for the three months ended March 31, 2009 and for the year ended December 31, 2008.

Table 46:  Statistics on Conventional Single-Family Problem Loan Workouts

	For the		For the
	Three Months Ended		Year Ended
	March 31, 2009		December 31, 2008
	Unpaid		Unpaid
	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications(1)	$2,309	12,418	$5,108	33,249
Repayment plans and forbearances completed(2)	932	7,445	947	7,875
HomeSaver Advance first-lien loans(3)	3,255	20,424	11,194	70,943

	$6,496	40,287	$17,249	112,067

Foreclosure alternatives:
Preforeclosure sales	1,243	5,457	2,210	10,349
Deeds in lieu of foreclosure	100	514	251	1,333

	$1,343	5,971	$2,461	11,682

Total problem loan workouts	$7,839	46,258	$19,710	123,749

Problem loan workouts as a percent of single-family guaranty book of business(4)	1.13%	1.00%	0.72%	0.67%

(1)	Modifications include troubled debt restructurings and other modifications to the contractual terms of the loan that do not result in concessions to the borrower. A troubled debt restructuring involves some economic concession to the borrower, and is the only form of modification in which we do not expect to collect the full original contractual principal and interest due under the loan. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the loan.

(2)	For the three months ended March 31, 2009, repayment plans reflected only those plans associated with loans that were 60 days or more delinquent. For the year ended December 31, 2008, repayment plans reflected only those plans associated with loans that were 90 days or more delinquent. Had we included repayment plans associated with loans that were 60 days or more delinquent for the year ended December 31, 2008, the unpaid principal balance and number of loans that had repayment plans and forbearances completed would have been $2.7 billion and 21,893 loans, respectively.

(3)	Reflects unpaid principal balance and the number of first-lien loans associated with unsecured HomeSaver Advance loans.

(4)	Calculated based on annualized problem loan workouts during the period as a percent of our conventional single-family guaranty book of business as of the end of the period.

We significantly increased the number of problem loan workouts during the first quarter of 2009. In addition, we initiated a significant number of repayment plans during the first quarter of 2009 that are scheduled to be completed subsequent to March 31, 2009. These repayment plans are not reflected in Table 46 above. It is difficult to predict how many initiated repayment plans will be completed.

The majority of our recent loan modifications are designed to make home mortgages more affordable and help distressed borrowers by reducing the monthly mortgage payment, either by term extensions or interest rate reductions. Because we did not announce our Home Affordable Modification Program until March 2009, there was limited activity under this program during the first quarter of 2009. Accordingly, our modification statistics pertain to modifications that were not made under our Home Affordable Modification Program. The proportion of these modifications that provided term extensions or rate reductions increased to 94% in the first quarter of 2009, compared with 64% for full year 2008. As a result of the substantial decline in home prices, approximately 44% of the modifications that we made in the first quarter of 2009 related to loans that had a mark-to-market LTV ratio greater than 100%, compared with 22% for the full year of 2008 and 15% in the first quarter of 2008. Because these modifications generally resulted in economic concessions to the borrower, we expect to collect less than the contractual principal and interest specified in the original loan. We refer to modifications where we provide an economic concession to a borrower experiencing financial difficulty as a troubled debt restructuring. Troubled debt restructurings represented approximately 88% of our modifications during the first quarter of 2009, compared with 82% of our modifications during the fourth quarter of 2008 and 59% of our modifications during the first quarter of 2008.

We purchased approximately 20,400 unsecured HomeSaver Advance loans during the first quarter of 2009, compared with approximately 25,800 during the fourth quarter of 2008 and approximately 71,000 during full year 2008 . The average advance during the first quarter of 2009 was $7,100, compared with an average advance of approximately $6,500 for loans purchased during 2008. The aggregate unpaid principal balance and carrying value of our HomeSaver Advances were $516 million and $5 million, respectively, as of March 31, 2009, compared with $461 million and $8 million, respectively, as of December 31, 2008. Approximately 40% of the first lien mortgage loans associated with HomeSaver Advances made during the first nine months of 2008 were less than 60 days past due or had paid off as of six months following the funding date of the unsecured HomeSaver Advance loan. Although HomeSaver Advance loans continue to be a viable foreclosure prevention solution, other home retention strategies, particularly modifications, are becoming more prevalent based on assessments of the needs and condition of borrowers.

Table 47 below shows the re-performance rates and delinquency status as of March 31, 2009 of loan modifications made during the period 2005 through 2008.

Table 47:  Re-performance Rates of Modified Conventional Single-Family Loans

	Status as of March 31, 2009
	2008	2007	2006	2005

Current to < 60 days delinquent	50%	40%	45%	32%
61 to < 90 days delinquent	9	7	4	3
90 days or more delinquent	36	37	17	12
Foreclosure	2	10	12	18
Paid off	3	6	22	35

Total	100%	100%	100%	100%

Our experience indicates that it generally takes at least 18 to 24 months to assess the re-performance of a problem loan that has been resolved through workout alternatives. For example, modifications that result in a reduced monthly payment generally are more sustainable and result in fewer re-defaults. There is significant uncertainty, however, regarding the ultimate long-term success of our current modification efforts because of the pressures on borrowers and household wealth caused by declines in home values, declines in the stock market and rising unemployment due to the prolonged downturn in the housing market and severe economic downturn. We believe that the performance of workouts in 2009 will be highly dependent on economic factors, such as unemployment rates and home prices. Accordingly, the past longer-term re-performance rates for modified loans may not be indicative of the ultimate re-performance rates of recently modified loans.

There currently are a significant number of uncertainties associated with our Home Affordable Refinance and Home Affordable Modification Programs, including borrower response rates. Therefore, it is difficult to predict the full extent of our activities under these programs. However, because of the continued increase in the number of loans at risk of foreclosure, we expect to substantially increase our loan workout activity in 2009 relative to 2008 as part of our goal of preventing foreclosures and helping borrowers stay in their homes.

REO Management

Foreclosure and REO activity affects the level of credit losses. Table 48 compares our foreclosure activity, by region, for the three months ended March 31, 2009 and 2008. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 48:  Single-Family and Multifamily Foreclosed Properties

	For the
	Three Months Ended
	March 31,
	2009	2008

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	63,538	33,729
Acquisitions by geographic area:(2)
Midwest	5,974	7,310
Northeast	1,393	1,361
Southeast	6,436	5,377
Southwest	5,764	3,879
West	5,807	2,181

Total properties acquired through foreclosure	25,374	20,108
Dispositions of REO	(26,541)	(10,670)

End of period inventory of single-family foreclosed properties (REO)(1)	62,371	43,167

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$6,215	$4,530

Single-family foreclosure rate(4)	0.14%	0.11%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	38	15

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$176	$60

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 8 to Table 42 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book of business as of the end of each respective period.

Our single-family foreclosure rate increased to 0.14% for the first quarter of 2009, from 0.11% for the first quarter of 2008. Our single-family foreclosure rate was 0.52% for full year 2008. Despite the increase in our foreclosure rate in the first quarter of 2009, foreclosure levels during this period were less than what they otherwise would have been because of the suspension of foreclosure acquisitions that were scheduled to occur on occupied single-family properties between the periods of November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009. The prolonged housing market downturn and decline in home prices on a national basis, however, have resulted in an increase in the percentage of our mortgage loans that transition from delinquent to foreclosure status and a significant reduction in the values of our foreclosed single-family properties. Although we have expanded our loan workout initiatives to keep borrowers in their homes, we expect our foreclosures to increase in 2009 as result of the adverse impact that the severe economic downturn and sharp rise in unemployment has had and is expected to have on the financial condition of borrowers.

Our multifamily foreclosed property inventory increased by nine properties during the first quarter of 2009, to 38 properties as of March 31, 2009 from 29 properties as of December 31, 2008. This increase reflects the stress on our multifamily guaranty book of business due to the severe economic downturn and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from these investments and refinancing options.

Institutional Counterparty Credit Risk Management

We rely on our institutional counterparties to provide services and credit enhancements that are critical to our business. Institutional counterparty risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.

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

We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, resulting in a significant credit concentration with respect to this industry. We also have significant concentrations of credit risk with particular counterparties. Many of our institutional counterparties provide several types of services for us. For example, many of our lender customers or their affiliates act as mortgage servicers, derivatives counterparties, custodial depository institutions and document custodians on our behalf.

The current financial market crisis has adversely affected, and is expected to continue to adversely affect, the liquidity and financial condition of many of our institutional counterparties, which has significantly increased the risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, operational failure or other reasons. Although we believe that recent government actions to provide liquidity and other support to specified financial market participants has initially helped and may continue to help improve the financial condition and liquidity position of a number of our institutional counterparties, there can be no assurance that these actions will continue to be effective or will be sufficient. As described in “Part II—Item 1A—Risk Factors,” the financial difficulties that our institutional counterparties are experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us.

In the event of a bankruptcy or receivership of one of our mortgage servicers, custodial depository institutions or document custodians, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets or a decline in value of these assets. Due to the current environment, we may be unable to recover on outstanding loan repurchase and reimbursement obligations resulting from breaches of seller representations and warranties. We could experience further losses relating to the securities in our cash and other investments portfolio. In addition, if we are unable to replace a defaulting counterparty that performs services that are critical to our business with another counterparty, it could materially adversely affect our ability to conduct our operations.

We took a number of steps in 2008 to mitigate our potential loss exposure to our institutional counterparties. Our 2008 Form 10-K provides additional information on the risk mitigation steps we have taken in “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.” We are continually evaluating the effectiveness of these actions and additional steps we might take to mitigate our potential loss exposure further.

Mortgage Servicers

Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 82% and 81% of our single-family mortgage credit book of business as of March 31, 2009 and December 31, 2008, respectively. Our largest mortgage servicer is Bank of America Corporation, which, together with its affiliates, serviced approximately 27% of our single-family mortgage credit book of business as of March 31, 2009. In addition, we had three other mortgage servicers, Wells Fargo Bank, CitiMortgage and JP Morgan, that, with their affiliates, each serviced over 10% of our single-family mortgage credit book of business as of March 31, 2009.

Due to the current challenging market conditions, the financial condition and performance of many of our mortgage servicers has deteriorated, with several experiencing ratings downgrades and liquidity constraints. To date, our primary mortgage servicer counterparties generally have continued to meet their obligations to us; however, the financial difficulties that several of our mortgage servicers are experiencing, coupled with growth in the number of delinquent loans on their books of business, may negatively affect the ability of these counterparties to continue to meet their obligations to us. We are also relying on our mortgage servicers to play a significant role in the implementation of our homeownership assistance programs, and the broad scope of some of these programs, as well as current challenging market conditions, may limit their capacity to support these programs.

If a significant mortgage servicer counterparty is placed into conservatorship or taken over by the FDIC, and its mortgage servicing obligations are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur credit losses associated with loan delinquencies, as well as penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage servicer. We could also be required to absorb losses on defaulted loans that the failed servicer is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. For example, in 2008, IndyMac Bank, F.S.B., one of our single-family mortgage servicers, was closed by the Office of Thrift Supervision, and the FDIC became its conservator. In March 2009, in connection with the FDIC’s sale of the IndyMac servicing rights related to our servicing portfolio to another mortgage servicer, we reached a settlement with the FDIC. In exchange for a payment, we agreed to waive enforcement against the FDIC and the buyer of certain of our repurchase and indemnity rights. The payment we received in the settlement with the FDIC was significantly less than the amount for which we filed a claim in the IndyMac Bank receivership for existing and projected future losses related to repurchases.

We also are exposed to the risk that a mortgage servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud.

Mortgage Insurers

As discussed above in “Mortgage Credit Risk Management,” we use several types of credit enhancement to manage our mortgage credit risk, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $116.9 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2009, which represented approximately 4% of our single-family guaranty book of business as of March 31, 2009. Primary mortgage insurance represented $108.2 billion of this total, and pool mortgage insurance was $8.7 billion. We had total mortgage insurance coverage risk in force of $118.7 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2008, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2008. Primary mortgage insurance represented $109.0 billion of this total, and pool mortgage insurance was $9.7 billion.

We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $656 million for the quarter ended March 31, 2009 and $1.8 billion for the year ended December 31, 2008. We had outstanding receivables from mortgage insurers of $1.2 billion as of March 31, 2009 and $1.1 billion as of December 31, 2008, related to amounts claimed on insured, defaulted loans that we have not yet received.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. Since January 1, 2009, Standard & Poor’s, Fitch and Moody’s have downgraded the insurer financial strength ratings of each of our top eight mortgage insurer counterparties that continues to be rated. As a result of the downgrades, our mortgage insurer counterparties’ current insurer financial strength ratings are below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. As of March 31, 2009, our top eight mortgage insurers provided 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business. Table 49 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of March 31, 2009, as well as the insurer financial strength ratings of each of these counterparties as of April 30, 2009.

Table 49:  Mortgage Insurance Coverage

	As of March 31, 2009			As of April 30, 2009
	Maximum Coverage(2)			Insurer Financial Strength Ratings
Counterparty:(1)	Primary	Pool	Total	Moody’s	S&P	Fitch
			(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$25,593	$2,464	$28,057	Ba2	BB	BBB
Genworth Mortgage Insurance Corporation	17,436	427	17,863	Baa2	BBB+	NR
Radian Guaranty, Inc.	16,349	889	17,238	Ba3	BB-	NR
PMI Mortgage Insurance Co.	15,219	1,696	16,915	Ba3	BB-	BB
United Guaranty Residential Insurance Company	15,510	278	15,788	A3	BBB+	AA-
Republic Mortgage Insurance Company	11,802	1,632	13,434	Baa2	A-	BBB
Triad Guaranty Insurance Corporation(3)	4,046	1,346	5,392	NR	NR	NR
CMG Mortgage Insurance Company(4)	2,075	—	2,075	NR	AA-	A+

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	In June 2008, we suspended Triad Guaranty Insurance Corporation as a qualified Fannie Mae mortgage insurer for loans not closed prior to July 15, 2008. In April 2009, Triad’s regulator issued an order under which claims will be paid 60% in cash and 40% by the creation of a deferred payment obligation, as discussed below.

(4)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. In June 2008, Triad Guaranty Insurance Corporation announced it would cease issuing commitments in July 2008 for new mortgage insurance and would run-off its existing business. Certain mortgage insurers other than Triad have publicly disclosed that they may exceed the state-imposed risk-to-capital limits under which they operate some time during 2009. In addition, many mortgage insurers have been exploring and continue to explore capital raising opportunities with little success. If mortgage insurers are not able to raise capital and exceed their risk-to-capital limits, they will likely be forced into run-off or receivership. This would increase the risk that they will fail to reimburse us for claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. In addition, if we are no longer willing or able to conduct business with one or more of our mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry.

Triad received an order on April 1, 2009, from its regulator that changes the way it will pay all policyholder claims. Under the order, unless the order is subsequently rescinded or modified by the regulator, all valid claims under Triad’s mortgage guaranty insurance policies will be paid 60% in cash and 40% by the creation of a deferred payment obligation. The deferred payment obligation will be represented by a separate entry in Triad’s financial statements and will accrue a carrying charge based on the investment yield earned by Triad’s investment portfolio. When, and if, Triad’s financial position permits, its regulator will allow Triad to begin paying its deferred payment obligation, the carrying charge and/or increase the amount of cash Triad pays on claims. Triad has stated that it continues to believe that it has sufficient resources to pay all current and future valid claims. Because it is uncertain that these claims will be paid in full and based on our assessment that we have incurred probable losses as a result of Triad’s claims deferral program, we have established a loss reserve of $217 million associated with Triad’s proposed claims deferral program. As shown in Table 49, as of March 31, 2009, mortgage insurers other than Triad individually accounted for significantly larger portions of our total mortgage insurance coverage.

Effect on Loss Reserves and Guaranty Obligation.  If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is significantly downgraded, it could result in a significant increase in our loss reserves and a substantial increase in the fair value of our guaranty obligations. To date, our mortgage insurer counterparties have continued to pay claims owed to us. Based on our analysis of their financial condition and our assessment of whether we have incurred probable losses in connection with our coverage, we have not included a reserve for potential losses from any of our mortgage insurer counterparties other than $217 million for Triad in our loss reserves. Our analysis of the financial condition of our mortgage insurer counterparties also affects our guaranty obligation. As our internal credit ratings of our mortgage insurer counterparties decreases, we reduce the amount of benefits we expect to receive from the insurance they provide, which in turn increases the amount of our guaranty obligation.

We monitor our risk exposure to mortgage insurers through frequent discussions with the insurers’ management, the rating agencies and insurance regulators, and in-depth financial reviews and stress analyses of the insurers’ portfolios, cash flow solvency and capital adequacy. Besides evaluating their condition to assess whether we have incurred probable losses in connection with our coverage, we also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Factors we consider in our evaluations include the risk profile of the insurers’ existing portfolios, the insurers’ liquidity and capital adequacy to pay expected claims, the insurers’ plans to maintain capital within the insuring entity, the insurers’ success in controlling capital outflows to their holding companies and affiliates, as well as the current market environment and our alternative sources of credit enhancement.

Except for Triad, which ceased issuing commitments for mortgage insurance in July 2008, as of May 7, 2009, our mortgage insurance counterparties remain qualified to conduct business with us. However, based on our evaluation of them, we may impose a number of additional terms and conditions of approval, including limiting the volume and types of loans they may insure for us; requiring them to obtain our consent prior to providing risk sharing arrangements with mortgage lenders; and requiring them to meet certain financial conditions such as maintaining a minimum level of policyholder’s surplus, a maximum risk-to-capital ratio, a maximum combined ratio, parental or other capital support agreements and limitations on the types and volumes of certain assets that may be considered as liquid assets.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. If we are no longer willing or able to obtain mortgage insurance from our mortgage insurer counterparties, or these counterparties restrict their eligibility requirements for high loan-to-value ratio loans, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase or securitize loans with loan-to-value ratios over 80% at the time of purchase. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or based on borrower FICO credit scores or property types. Approximately 22% of our conventional single-family business volume for 2008 consisted of loans with a loan-to-value ratio higher than 80% at the time of purchase. For the first quarter of 2009, these loans accounted for 10% our single-family business volume. In connection with the Home Affordable Refinance Program, we are able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these loans with a loan-to-value ratio of up to 105% may have no mortgage insurance or less insurance than we would otherwise require.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $22.1 billion as of March 31, 2009 and $24.2 billion as of December 31, 2008. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $27.4 billion and $27.2 billion as of March 31, 2009 and December 31, 2008, respectively.

The current financial market crisis has adversely affected, and is expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) increased to 62% as of March 31, 2009 from 50% as of December 31, 2008. The percentage of these recourse obligations to lender counterparties rated below investment grade decreased to 4% as of March 31, 2009, from 13% as of December 31, 2008. The remaining 34% and 36% of these recourse obligations were to lender counterparties that were not rated by rating agencies as of March 31, 2009 and December 31, 2008, respectively. Given the stressed financial condition of many of our lenders with risk sharing, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our arrangement with them.

Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations. In addition, in September 2008 we began requiring that single-family lenders taking on recourse obligations to us have a minimum credit rating of AA- or provide us with equivalent credit enhancement.

Financial Guarantors

We were the beneficiary of financial guarantees totaling approximately $10.0 billion and $10.2 billion as of March 31, 2009 and December 31, 2008, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds.

Five of our nine financial guarantors had their financial strength ratings downgraded in the first quarter of 2009. These ratings downgrades have resulted in reduced liquidity and prices for our securities for which we have obtained financial guarantees. These ratings downgrades also imply an increased risk that these financial guarantors will fail to fulfill their obligations to reimburse us for claims under their guaranty contracts. During the first quarter of 2009, one of our counterparties which may be unable to meet its guaranty obligations offered to cancel its guarantees in exchange for a payment representing a small fraction of the guaranteed amount. Although none of our other financial guarantor counterparties has failed to repay us for claims under guaranty contracts or cancelled the guarantees, based on the stressed financial condition of our financial guarantor counterparties, we do not believe that our financial guarantor counterparties will fully meet their obligations to us in the future. As described in “Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities” in “Part II—Item 7—MD&A” of our 2008 Form 10-K, we consider the financial strength of our financial guarantors in assessing our securities for other-than-temporary impairment. For the quarter ended March 31, 2009, we recognized other-than-temporary impairments of $33 million related to securities for which we had obtained financial guarantees. We continue to monitor the effects that our financial guarantor counterparties’ financial condition and downgrades in their insurer financial strength ratings may have on the value of the securities in our investment portfolio. Further downgrades in the ratings of our financial guarantor counterparties could result in a reduction in the fair value of the securities they guarantee.

We are also the beneficiary of financial guarantees obtained from Freddie Mac, the federal government and its agencies that totaled approximately $41.9 billion and $43.5 billion as of March 31, 2009 and December 31, 2008, respectively.

See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities and municipal bonds.

Custodial Depository Institutions

A total of $65.6 billion and $28.8 billion in deposits for scheduled single-family payments were received and held by 290 and 298 institutions in the months of March 2009 and December 2008, respectively. Of these total deposits, 96% were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch as of both March 31, 2009 and December 31, 2008. Our ten largest custodial depository institutions held 93% of these deposits as of both March 31, 2009 and December 31, 2008.

If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us.

Issuers of Securities Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, asset-backed securities, corporate debt securities, and other non-mortgage related securities. See “Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Plan” for more detailed information on our cash and other investments portfolio. Our counterparty risk is primarily with the issuers of unsecured corporate debt and financial institutions with short-term deposits.

Our cash and other investments portfolio, which totaled $92.4 billion and $93.0 billion as of March 31, 2009 and December 31, 2008, respectively, included $55.7 billion and $56.7 billion, respectively, of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions. Of these unsecured amounts, approximately 95% and 93% as of March 31, 2009 and December 31, 2008, respectively, were with issuers who had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s and Fitch ratings.

Due to the current financial market crisis, substantially all of the issuers of non-mortgage related securities in our cash and other investments portfolio have experienced financial difficulties, ratings downgrades and/or liquidity constraints, which have significantly reduced, and may cause further reduction in, the market value and liquidity of these investments. We intend to continue to sell these non-mortgage-related securities from time to time as market conditions permit.

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

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist. Derivatives in a gain position are reported in our condensed consolidated balance sheets as “Derivative assets at fair value.”

We present our credit loss exposure for our outstanding risk management derivative contracts, by counterparty credit rating, as of March 31, 2009 and December 31, 2008 in “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments.” We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

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

Our net credit exposure on derivatives contracts increased to $570 million as of March 31, 2009, from $207 million as of December 31, 2008. To reduce our credit risk concentration, we seek to diversify our derivative contracts among different counterparties. Since the majority of our derivative transactions netted by counterparty are in a net loss position, our risk exposure is smaller and more concentrated than in recent years. For the first quarter of 2009, we had exposure to only three interest-rate and foreign currency derivatives counterparties in a net gain position. Approximately $273 million, or 48%, of our net derivatives exposure as of March 31, 2009 was with two interest-rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The remaining interest-rate and foreign currency derivative counterparty, which was rated A by Standard & Poor’s and A1 by Moody’s, accounted for $172 million, or 30%, of our net derivatives exposure as of March 31, 2009. Of the $124 million of net exposure in other derivatives as of March 31, 2009, approximately 97% consisted of mortgage insurance contracts.

The concentration of our derivatives exposure among our primary derivatives counterparties has increased since 2008, and may increase with further industry consolidation. The current financial market crisis also may result in further ratings downgrades of our derivatives counterparties that may cause us to cease entering into new arrangements with those counterparties or that may result in more limited interest from derivatives counterparties in entering into new transactions with us, either of which would further increase the concentration of our business with our remaining derivatives counterparties and could adversely affect our ability to manage our interest rate risk. The increasing concentration of our derivatives counterparties may require us to rebalance our derivatives contracts among different counterparties. We had outstanding interest rate and foreign currency derivative transactions with 18 counterparties as of March 31, 2009 and 19 counterparties as of December 31, 2008. Derivatives transactions with nine of our counterparties accounted for approximately 94% of our total outstanding notional amount as of March 31, 2009, with each of these counterparties accounting for between approximately 5% and 22% of the total outstanding notional amount. In addition to the 18 counterparties with whom we had outstanding notional amounts as of March 31, 2009, an additional two counterparties as of that date have entered into master netting agreements with us and may enter into interest rate derivative or foreign currency derivative transactions with us. See “Part II—Item 1A—Risk Factors” for a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

As a result of the current financial market crisis, we may experience further losses relating to our derivative contracts. In addition, if a derivative counterparty were to default on payments due under a derivative contract, we could be required to acquire a replacement derivative from a different counterparty at a higher cost. Alternatively, we could be unable to find a suitable replacement, which could adversely affect our ability to manage our interest rate risk. See “Interest Rate Risk Management and Other Market Risks” for information on the outstanding notional amount of our risk management derivative contracts as of March 31, 2009 and December 31, 2008 and for a discussion of how we use derivatives to manage our interest rate risk. See “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a discussion of the risks to our business posed by interest rate risk.

Other Counterparty Risks

For a more detailed discussion of our counterparty risks, including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers, and from document custodians, please see “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” and “Part I—Item 1A—Risk Factors” in our 2008 Form 10-K.

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

We regularly disclose two interest rate risk metrics that estimate our overall interest rate exposure: (i) fair value sensitivity to changes in interest rate levels and the slope of the yield curve and (ii) duration gap. The metrics used to measure our interest rate exposure are generated using internal models that require numerous assumptions. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. When market conditions change rapidly and dramatically, as they have during the current financial market crisis, the assumptions that we use in our models to measure our interest rate exposure may not keep pace with changing conditions. For example, the tightening of credit and underwriting standards and decline in home prices have reduced refinancing options and have generally caused mortgage prepayment models based on historical data to overestimate the responsiveness, or rate, of mortgage refinancings, particularly for Alt-A and subprime mortgage loans, to changes in interest rates. Accordingly, we believe that the existing prepayment models used to generate our interest rate risk disclosures reflect a higher level of responsiveness to changes in mortgage rates for our Alt-A and subprime private-label mortgage-related securities than we believe is reasonable given current market conditions. As a result, beginning in December 2008, we have relied on adjusted interest rate risk metrics that exclude the sensitivity associated with our Alt-A and subprime private-label mortgage-related securities to manage our interest rate risk.

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

We provide additional information on our interest rate risk management strategies in “Part II—Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies” of our 2008 Form 10-K.

Although the fair value of our guaranty assets and our guaranty obligations is highly sensitive to changes in interest rates and the market’s perception of future credit performance, we do not actively manage the change in the fair value of our guaranty business that is attributable to changes in interest rates. We do not believe that periodic changes in fair value due to movements in interest rates are the best indication of the long-term value of our guaranty business because these changes do not take into account future guaranty business activity. To assess the value of our underlying guaranty business, we focus primarily on changes in the fair value of our net guaranty assets resulting from business growth, changes in the credit quality of existing guaranty arrangements and changes in anticipated future credit performance. Based on our historical experience, we expect that the guaranty fee income generated from future business activity would largely replace any guaranty fee income lost as a result of mortgage prepayments that result from changes in interest rates. We are in the process of re-evaluating whether this expectation is appropriate given the current mortgage market environment and the uncertainties related to recent government policy actions. See “Part II—Item 7—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments” of our 2008 Form 10-K for information on how we determine the fair value of our guaranty assets and guaranty obligations. Also see “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

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

Table 50 presents, by derivative instrument type, our risk management derivative activity for the three months ended March 31, 2009, along with the stated maturities of derivatives outstanding as of March 31, 2009.

Table 50:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
		Receive-		Foreign	Pay-	Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis(4)	Currency	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2008	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	98,935	127,958	180	198	5,650	2,200	—	13	235,134
Terminations(6)	(25,001)	(29,216)	(4,925)	(628)	—	(6,130)	—	(92)	(65,992)

Notional balance as of March 31, 2009	$620,850	$549,823	$19,815	$1,222	$85,150	$89,630	$500	$748	$1,367,738

Future maturities of notional amounts:(7)
Less than 1 year	$92,226	$46,160	$18,700	$264	$19,650	$34,400	$—	$—	$211,400
1 year to 5 years	265,303	293,025	265	—	41,800	31,435	500	467	632,795
5 years to 10 years	219,313	192,064	—	348	20,200	13,045	—	281	445,251
Over 10 years	44,008	18,574	850	610	3,500	10,750	—	—	78,292

Total	$620,850	$549,823	$19,815	$1,222	$85,150	$89,630	$500	$748	$1,367,738

Weighted-average interest rate as of March 31, 2009:
Pay rate	4.30%	1.26%	1.06%	—	5.73%	—	—	—
Receive rate	1.30%	3.88%	0.74%	—	—	4.36%	—	—
Other	—	—	—	—	—	—	5.84%	—
Weighted-average interest rate as of December 31, 2008:
Pay rate	4.66%	2.54%	2.68%	—	5.88%	—	—	—
Receive rate	2.79%	4.24%	0.77%	—	—	4.38%	—	—
Other	—	—	—	—	—	—	5.84%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $1.7 billion as of both March 31, 2009 and December 31, 2008.

(3)	Notional amounts include swaps callable by derivatives counterparties of $1.0 billion and $10.4 billion as of March 31, 2009 and December 31, 2008, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $500 million and $925 million as of March 31, 2009 and December 31, 2008, respectively.

(5)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts. Also includes changes due to foreign exchange rate movements.

(7)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased by $169.1 billion during the first quarter of 2009, to $1.4 trillion as of March 31, 2009. This increase was attributable to the regular rebalancing activities that we engage in as part of our overall interest rate risk management strategy, as well as transactions we entered into to reduce our overall derivatives counterparty risk exposure.

Interest Rate Risk Metrics

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

Changes in interest rates typically have the most significant effect on the extent to which mortgage loans may prepay. The reliability of our prepayment estimates and interest rate risk metrics depends on the availability and quality of historical data for each of the types of securities in our net portfolio. The interest rate metrics generated from our existing models assume that the level of future expected prepayments and the values of our Alt-A and subprime securities are largely driven by, or sensitive to, changes in interest rates. As a result of the current disruption in the financial market, borrower prepayment behavior has also been significantly affected by other factors, such as a borrower’s credit score and the value of the home in relation to the outstanding loan value. In December 2008, we concluded, based on these changing conditions, that the value and interest rate price sensitivities of our Alt-A and subprime private-label securities were not driven by the changes in interest rates assumed in our models, but instead were primarily a function of other factors, such as liquidity concerns and changes in the fundamental behavior of borrowers and investors. In light of the extreme impact of the market dislocation on the performance of Alt-A and subprime mortgage-related securities, we conducted a review of the assumptions and methodologies used in calculating our interest rate risk metrics. Based on this review, we determined that it was necessary to enhance our risk models to better capture borrower refinancing and prepayment constraints, such as declines in credit-worthiness or declining home prices, which have resulted from the stressed housing market. In the interim, we have been using the adjusted interest rate risk metrics that we disclose below under the “without PLS” column to manage our interest rate risk exposure. We also have disclosed for comparative purposes our unadjusted model-generated interest rate risk metrics, which include prepayment sensitivities for our Alt-A and subprime securities. We expect to discontinue reporting the unadjusted risk metrics once the enhancements to our risk metric systems have been completed, stress tests have been conducted to validate model results and our Enterprise Risk Office approves our revised risk metric system. See “Part II—Item 1A—Risk Factors” for a discussion of the risks associated with our use of models.

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

The daily average adverse impact from a 50 basis point change in interest rates and from a 25 basis point change in the slope of the yield curve, adjusted to exclude the interest rate sensitivities of our Alt-A and subprime private-label securities, was $(0.9) billion and $(0.1) billion, respectively, for the month of March 2009, compared with $(1.1) billion for a 50 basis point change in interest rates and $(0.3) billion for a 25 basis point change in the slope of the yield curve for the month of December 2008. The unadjusted daily average adverse impact from a 50 basis point change in interest rates and from a 25 basis point change in the slope of the yield curve was $(0.6) billion and $0.0 billion, respectively, for March 2009, compared with $(1.0) billion and $(0.2) billion, respectively, for December 2008.

The sensitivity measures presented in Table 51 below, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the fair value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter based on values used for financial reporting; and (3) the monthly disclosure shows the most adverse pre-tax impact on the fair value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 51:  Fair Value Sensitivity of Net Portfolio to Changes in Level and Slope of Yield Curve(1)

	As of March 31, 2009		As of December 31, 2008
	Without PLS(2)(4)	With PLS(3)(4)	Without PLS(2)(4)(5)	With PLS(3)(4)(5)
	(Dollars in billions)

Rate level shock:
−100 basis points	$(1.9)	$0.3	$(2.8)	$(0.4)
−50 basis points	(0.8)	0.3	(1.0)	0.1
+50 basis points	0.1	(0.8)	(0.7)	(1.6)
+100 basis points	(0.6)	(2.1)	(1.6)	(3.3)
Rate slope shock:
−25 basis points	(0.1)	(0.1)	(0.5)	(0.4)
+25 basis points	0.1	0.1	0.4	0.3

(1)	Computed based on changes in LIBOR swap rates.

(2)	Calculated excluding the sensitivities of our Alt-A and subprime private-label mortgage-related investment securities to changes in interest rates.

(3)	Calculated including the interest rate sensitivities for our Alt-A and subprime private-label mortgage-related investment securities generated by our existing internal models.

(4)	Amounts include the sensitivities of our LIHTC partnership investments.

(5)	Amounts include the sensitivities of our preferred stock.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios, to the estimated cash flows of our liabilities. A positive duration indicates that the duration of our assets exceeds the duration of our liabilities. Table 52 below presents our monthly effective duration gap for December 2008 and for the first three months of 2009, adjusted to exclude the interest rate sensitivities of our Alt-A and subprime private-label securities and our unadjusted duration gap. For comparative purposes, we present the historical average daily duration for the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index, for the same months. As indicated in Table 52 below, the duration of the mortgage index as calculated by Barclays Capital is both higher and more volatile than our duration gap, which is attributable to several factors, including the following:

(1)	We use duration hedges, including longer term debt and interest rate swaps, to reduce the duration of our net portfolio.

(2)	We use option-based hedges, including callable debt and interest rate swaptions, to reduce the convexity or the duration changes of our net portfolio as interest rates move.

(3)	We take rebalancing actions to adjust our net portfolio position in response to movements in interest rates.

(4)	Our mortgage portfolio includes not only 30-year fixed rate mortgage assets, but also other mortgage assets that typically have a shorter duration, such as adjustable-rate mortgage loans, and mortgage assets that generally have a somewhat longer duration, such as multifamily loans and CMBS.

(5)	The models used by Barclays Capital and Fannie Mae to estimate durations are different.

Table 52:  Duration Gap

			Barclays Capital
	Fannie Mae	Fannie Mae	30-Year Fannie Mae
	Effective	Effective	Mortgage Index
	Duration Gap	Duration Gap	Option Adjusted
Month	without PLS(1)	with PLS	Duration(2)
	(In months)

December 2008	(1)	1	21
January 2009	0	2	13
February 2009	1	3	30
March 2009	(2)	1	26

(1)	Calculated excluding the sensitivities of our Alt-A and subprime private-label mortgage-related investment securities to changes in interest rates.

(2)	Reflects average daily option-adjusted duration based on the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index obtained from Barclays Capital Live.

As discussed in “Executive Summary,” the actions we are taking and the initiatives we have introduced to assist homeowners and limit foreclosures are significantly different from our historical approach to delinquencies, defaults and problem loans. As a result, it is difficult for us to predict the full extent of our activities under the initiatives and the impact of these activities on us, including borrower response rates, which increases the uncertainty of the timing of the cash flows from our mortgage assets.

Other Interest Rate Risk Information

The above interest rate risk measures exclude the impact of changes in the fair value of our net guaranty assets resulting from changes in interest rates. It is important to note that we exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments that result from changes in interest rates. We are in the process, however, of re-evaluating whether this expectation is appropriate given the mortgage market environment and the uncertainties related to recent government policy actions. We provide additional interest rate sensitivities below in Table 53, including separate disclosure of the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments as of March 31, 2009 and December 31, 2008, from the same hypothetical changes in the level of interest rates as presented above in Table 51. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.

Table 53:  Interest Rate Sensitivity of Financial Instruments(1)

	As of March 31, 2009
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Interest Rates (in basis points)
	Fair Value	−100	−50	+50	+100
	(Dollars in millions)

Trading financial instruments	$86,278	$1,193	$623	$(726)	$(1,582)
Guaranty assets and guaranty obligations, net(2)	(118,985)	17,052	6,625	(4,196)	(10,384)
Other financial instruments, net(3)	(93,559)	(710)	(278)	(98)	(584)

	As of December 31, 2008
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Interest Rates (in basis points)
	Fair Value	−100	−50	+50	+100
	(Dollars in millions)

Trading financial instruments	$90,806	$1,425	$758	$(962)	$(1,983)
Guaranty assets and guaranty obligations, net(2)	(90,992)	11,934	5,620	(6,739)	(7,603)
Other financial instruments, net(3)	(131,881)	(1,589)	(445)	(893)	(1,829)

(1)	Excludes some instruments that we believe have interest rate risk exposure, such as LIHTC partnership assets and preferred stock. However, we include the interest rate sensitivities of LIHTC partnership assets in calculating the fair value sensitivities of our net portfolio to changes in the level and slope of the yield curve and in calculating our duration gap.

(2)	Consists of the net of “Guaranty assets” and “Guaranty obligations” reported in our condensed consolidated balance sheets. In addition, includes certain amounts that have been reclassified from “Mortgage loans” reported in our condensed consolidated balance sheets to reflect how the risk of the interest rate and credit risk components of these loans is managed by our business segments.

(3)	Consists of the net of all other financial instruments reported in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

The interest rate sensitivity of our financial instruments generally decreased as of March 31, 2009 from December 31, 2008. Both our guaranty assets and our guaranty obligations generally increase in fair value when interest rates increase and decrease in fair value when interest rates decline. Changes in the combined sensitivity of the guaranty asset and obligation over this period were largely driven by the significant increase in the fair value of the guaranty obligation.

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” or similar words.

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that borrowers at risk of foreclosure who are not eligible for a loan refinance under the Home Affordable Refinance Program will be evaluated for eligibility under the Home Affordable Modification Program before any other workout alternative is considered;

•	Our belief that the Making Home Affordable Program will likely have a material adverse effect, at least in the short term, on our business, results of operations, and financial condition, including our net worth;

•	Our expectation that, if interest rates remain near record lows, the Home Affordable Refinance Program will bolster refinance volumes over time as major lenders adopt necessary system changes and consumer awareness continues to build;

•	Our belief that, if the Making Home Affordable Program is successful in reducing foreclosures and keeping borrowers in their homes, it may benefit the overall housing market and help in reducing our long-term credit losses.

•	Our expectation that we will incur additional operational expenses associated with the Making Home Affordable Program;

•	Our expectation that adverse market dynamic and certain of our activities undertaken to stabilize and support the housing and mortgage markets will negatively affect our financial condition and performance through the remainder of 2009;

•	Our expectation that, for the foreseeable future, our earnings, if any, will not be sufficient to pay the dividends on the senior preferred stock;

•	Our expectation that our role as administrator for the modification program will be substantial, requiring significant levels of internal resources and management attention;

•	Our expectation that we will experience adverse financial effects because of our strategy of concentrating our efforts on keeping people in their homes and preventing foreclosures while remaining active in the secondary mortgage market;

•	Our belief that recently announced government policies and our initiatives under these policies have had an impact on delinquency patterns;

•	Our expectation that the adverse conditions in the housing market, will continue to adversely affect our credit results in 2009;

•	Our expectation that the current financial market crisis will continue through 2009;

•	Our expectation that we will have a net worth deficit in future periods, and will request additional funds from Treasury under the senior preferred stock purchase agreement;

•	Our expectation that default and severity rates will continue to rise;

•	Our expectation that the level of foreclosures, single-family delinquency rates, and the level of multifamily defaults and loss severities will increase further in 2009;

•	Our expectation that growth in residential mortgage debt outstanding will be flat in 2009;

•	Our expectation that home prices will decline another 7% to 12% on a national basis in 2009 (with significant regional variation in home price decline percentages), and that we will experience a peak-to-trough home price decline of 20% to 30%, based on our home price index, which is calculated differently from the S&P/Case-Schiller index;

•	Our expectation that we will not operate profitably in the foreseeable future, and our belief that there is significant uncertainty as to our long-term financial sustainability;

•	Our belief that future activities that our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help borrowers may contribute to further deterioration in our results of operations and financial condition;

•	Our expectation that loan modification volume and our acquisition of delinquent loans from MBS trusts will increase during 2009.

•	Our expectation that the necessary technology and operational capabilities to support the securitization of a significant portion of our single-family whole loans will be in place during the second quarter of 2009;

•	Our expectation that we will continue to experience significant credit losses;

•	Our expectation that our refinancing activity will remain high in 2009;

•	Our expectation that our acquisitions of Alt-A mortgage loans will be minimal in future periods;

•	Our expectation that our loan workout activity will substantially increase in 2009 relative to 2008;

•	Our expectation that the current financial market crisis will continue to adversely affect the liquidity and financial condition of many of our institutional counterparties;

•	Our expectation that the concentration of our derivatives exposure among our primary derivatives counterparties may increase with further industry consolidation;

•	Our expectation that the guaranty fee income generated from future business activity will largely replace any guaranty fee income lost as a result of mortgage prepayments that result from changes in interest rates;

•	Our belief that our liquidity contingency plan is unlikely to be sufficient to provide us with alternative sources of liquidity for a 90-day period;

•	Our belief that Treasury’s commitment may not be sufficient to keep us in a solvent condition or prevent us from being placed into receivership;

•	Our belief that, for those Alt-A and subprime securities that we have not impaired, the performance of the underlying collateral will still allow us to recover our initial investment, although at significantly lower yields than what is being currently required by new investors;

•	Our belief that the improvement in our debt funding is due to actions taken by the federal government to support us and our debt securities, and our expectation that any changes or perceived changes in the government’s support of us may have a material adverse affect on our ability to fund our operations;

•	Our belief that the actual and perceived risk that we will be unable to refinance our debt as it becomes due is likely to increase substantially as we progress toward December 31, 2009, which is the date on which the Treasury credit facility terminates;

•	Our belief that differing maintenance practices and the forced nature of foreclosure sales make foreclosed home sales less representative of market values;

•	Our belief that we are likely to incur further losses on some of our investments in Alt-A and subprime private-label mortgage-related securities, including those that continue to be AAA-rated.

•	Our belief that our different, and potentially conflicting, objectives could lead to less than optimal outcomes for some or all of our business objectives;

•	Our belief that, in the event of a liquidity crisis, we could seek funding from Treasury pursuant to the Treasury credit facility or the senior preferred stock purchase agreement;

•	Our belief that the FASB’s proposed amendments to the consolidation accounting model could result in an increase in our stockholders’ deficit;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our intention to use funds we receive from Treasury under the senior preferred stock purchase agreement to repay our debt obligations;

•	Our intention to continue to sell the non-mortgage-related securities in our cash and other investments portfolio from time to time as market conditions permit;

•	Our intention, through our problem loan management strategies, to minimize foreclosures and keep borrowers in their homes, which we believe may also help in reducing our long-term credit losses;

•	Our intention to hold the majority of our mortgage assets to maturity to realize the contractual cash flows;

•	Our intention to complete the implementation and remediation of the material weakness in our internal controls over financial reporting relating to our other-than-temporary-impairment assessment process for private-label mortgage-related securities by September 30, 2009; and

•	Our belief that it is likely we will not remediate the material weakness in our disclosure controls and procedures while we are under conservatorship.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to the following:

•	our ability to maintain a positive net worth;

•	adverse effects from activities we undertake, such as the Making Home Affordable Program and other federal government initiatives, to support the mortgage market and help borrowers;

•	the investment by Treasury and its effect on our business;

•	future amendments and guidance by the FASB;

•	changes in the structure and regulation of the financial services industry, including government efforts to bring about an economic recovery;

•	our ability to access the debt capital markets;

•	the conservatorship and its effect on our business (including our business strategies and practices);

•	further disruptions in the housing, credit and stock markets;

•	the depth and duration of the recession, including unemployment rates;

•	the level and volatility of interest rates and credit spreads;

•	the adequacy of our combined loss reserves;

•	pending government investigations and litigation;

•	changes in management;

•	the accuracy of subjective estimates used in critical accounting policies; and

•	other factors described in “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K, as updated by “Part II—Item 1A—Risk Factors” of this report.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K and in “Part II—Item 1A—Risk Factors” of this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$23,246	$17,933
Restricted cash	1,907	529
Federal funds sold and securities purchased under agreements to resell	53,195	57,418
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $56,254 and $58,006, respectively)	86,278	90,806
Available-for-sale, at fair value (includes Fannie Mae MBS of $175,222 and $176,244, respectively)	261,041	266,488

Total investments in securities	347,319	357,294

Mortgage loans:
Loans held for sale, at lower of cost or fair value	22,915	13,270
Loans held for investment, at amortized cost	410,978	415,065
Allowance for loan losses	(4,830)	(2,923)

Total loans held for investment, net of allowance	406,148	412,142

Total mortgage loans	429,063	425,412
Advances to lenders	14,721	5,766
Accrued interest receivable	3,690	3,816
Acquired property, net	6,630	6,918
Derivative assets at fair value	1,369	869
Guaranty assets	6,782	7,043
Deferred tax assets, net	1,658	3,926
Partnership investments	8,869	9,314
Servicer and MBS trust receivable	10,736	6,482
Other assets	10,453	9,684

Total assets	$919,638	$912,404

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable	$5,710	$5,947
Federal funds purchased and securities sold under agreements to repurchase	12	77
Short-term debt (includes debt at fair value of $— and $4,500, respectively)	274,682	330,991
Long-term debt (includes debt at fair value of $20,271 and $21,565, respectively)	579,319	539,402
Derivative liabilities at fair value	3,169	2,715
Reserve for guaranty losses (includes $3,253 and $1,946, respectively, related to Fannie Mae MBS included in Investments in securities)	36,876	21,830
Guaranty obligations (includes $707 and $755, respectively, related to Fannie Mae MBS included in Investments in securities)	11,673	12,147
Partnership liabilities	2,973	3,243
Servicer and MBS trust payable	11,456	6,350
Other liabilities	12,697	4,859

Total liabilities	938,567	927,561

Commitments and contingencies (Note 19)	—	—
Equity (Deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	16,200	1,000
Preferred stock, 700,000,000 shares are authorized—585,368,895 and 597,071,401 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	20,629	21,222
Common stock, no par value, no maximum authorization—1,256,994,774 and 1,238,880,988 shares issued as of March 31, 2009 and December 31, 2008, respectively; 1,104,624,801 shares and 1,085,424,213 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	660	650
Additional paid-in capital	4,198	3,621
Accumulated deficit	(49,957)	(26,790)
Accumulated other comprehensive loss	(3,418)	(7,673)
Treasury stock, at cost, 152,369,973 shares and 153,456,775 shares as of March 31, 2009 and December 31, 2008, respectively	(7,378)	(7,344)

Total Fannie Mae stockholders’ deficit	(19,066)	(15,314)

Noncontrolling interest	137	157

Total deficit	(18,929)	(15,157)

Total liabilities and equity (deficit)	$919,638	$912,404

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2009	2008

Interest income:
Trading securities	$990	$1,737
Available-for-sale securities	3,721	3,085
Mortgage loans	5,598	5,662
Other	127	458

Total interest income	10,436	10,942

Interest expense:
Short-term debt	1,107	2,561
Long-term debt	6,081	6,691

Total interest expense	7,188	9,252

Net interest income	3,248	1,690

Guaranty fee income (includes imputed interest of $150 and $235, respectively)	1,752	1,752
Trust management income	11	107
Investment losses, net	(5,430)	(111)
Fair value losses, net	(1,460)	(4,377)
Debt extinguishment losses, net	(79)	(145)
Losses from partnership investments	(357)	(141)
Fee and other income	181	227

Non-interest loss	(5,382)	(2,688)

Administrative expenses:
Salaries and employee benefits	293	286
Professional services	143	136
Occupancy expenses	48	54
Other administrative expenses	39	36

Total administrative expenses	523	512
Provision for credit losses	20,334	3,073
Foreclosed property expense	538	170
Other expenses	279	360

Total expenses	21,674	4,115

Loss before federal income taxes and extraordinary losses	(23,808)	(5,113)
Benefit for federal income taxes	(623)	(2,928)

Loss before extraordinary losses	(23,185)	(2,185)
Extraordinary losses, net of tax effect	—	(1)

Net loss	(23,185)	(2,186)
Less: Net loss attributable to the noncontrolling interest	17	—

Net loss attributable to Fannie Mae	(23,168)	(2,186)
Preferred stock dividends	(29)	(322)

Net loss available to common stockholders	$(23,197)	$(2,508)

Loss per share:
Basic	$(4.09)	$(2.57)
Diluted	(4.09)	(2.57)
Cash dividends per common share	$—	$0.35
Weighted-average common shares outstanding:
Basic and Diluted	5,666	975

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Three Months
	Ended March 31,
	2009	2008

Cash flows (used in) provided by operating activities:
Net loss	$(23,185)	$(2,186)
Amortization of debt cost basis adjustments	1,324	2,731
Provision for credit losses	20,334	3,073
Valuation losses	5,403	1,202
Derivatives fair value adjustments	(3)	1,971
Current and deferred federal income taxes	(1,713)	(3,148)
Purchases of loans held for sale	(33,332)	(15,103)
Proceeds from repayments of loans held for sale	295	132
Net change in trading securities	1,949	42,483
Other, net	(1,417)	(1,037)

Net cash (used in) provided by operating activities	(30,345)	30,118
Cash flows provided by investing activities:
Purchases of trading securities held for investment	—	(389)
Proceeds from maturities of trading securities held for investment	2,656	2,461
Proceeds from sales of trading securities held for investment	38	2,443
Purchases of available-for-sale securities	(22,697)	(5,318)
Proceeds from maturities of available-for-sale securities	9,731	8,291
Proceeds from sales of available-for-sale securities	53,972	3,055
Purchases of loans held for investment	(9,859)	(14,712)
Proceeds from repayments of loans held for investment	13,994	12,655
Advances to lenders	(22,877)	(29,778)
Proceeds from disposition of acquired property	4,554	1,734
Reimbursements to servicers for loan advances	(4,434)	(2,061)
Net change in federal funds sold and securities purchased under agreements to resell	13,405	29,194
Other, net	(195)	162

Net cash provided by investing activities	38,288	7,737
Cash flows used in financing activities:
Proceeds from issuance of short-term debt	360,173	505,103
Payments to redeem short-term debt	(417,553)	(525,882)
Proceeds from issuance of long-term debt	105,057	87,972
Payments to redeem long-term debt	(65,417)	(106,179)
Proceeds from senior preferred stock agreement with U.S. Treasury	15,200	—
Net change in federal funds purchased and securities sold under agreements to repurchase	(65)	(149)
Other, net	(25)	(664)

Net cash used in financing activities	(2,630)	(39,799)
Net increase (decrease) in cash and cash equivalents	5,313	(1,944)
Cash and cash equivalents at beginning of period	17,933	3,941

Cash and cash equivalents at end of period	$23,246	$1,997

Cash paid during the period for:
Interest	$7,806	$10,187
Income taxes	848	220
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$22,933	$10,445
Net transfers of loans held for sale to loans held for investment	705	3,275
Net consolidation transfers from investments in securities to mortgage loans held for sale	113	83
Net transfers from available-for-sale securities to mortgage loans held for sale	292	272
Transfers from advances to lenders to investments in securities (including transfers to trading securities of $— and $28,333 for the three months ended March 31, 2009 and 2008, respectively)	13,131	28,841
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	1,647	655
Net transfers from mortgage loans to acquired property	916	1,053
Transfers to trading securities from the effect of adopting SFAS 159	—	56,217

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Fannie Mae Stockholders’ Equity
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss(1)	Stock	Interest	(Deficit)

Balance as of December 31, 2007	—	466	974	$—	$16,913	$593	$1,831	$33,548	$(1,362)	$(7,512)	$107	$44,118
Cumulative effect from the adoption of SFAS 157 and SFAS 159, net of tax	—	—	—	—	—	—	—	148	(93)	—	—	55

Balance as of January 1, 2008, adjusted	—	466	974	—	16,913	593	1,831	33,696	(1,455)	(7,512)	107	44,173
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	51	51
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(2,186)	—	—	—	(2,186)
Other comprehensive loss, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $1,260)	—	—	—	—	—	—	—	—	(2,339)	—	—	(2,339)
Reclassification adjustment for gains included in net loss (net of tax of $5)	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Unrealized losses on guaranty assets and guaranty fee buy-ups (net of tax of $20)	—	—	—	—	—	—	—	—	(38)	—	—	(38)

Total comprehensive loss												(4,572)
Common stock dividends ($0.35 per share)	—	—	—	—	—	—	—	(344)	—	—	—	(344)
Preferred stock dividends declared	—	—	—	—	—	—	—	(322)	—		—	(322)
Other, employee benefit plans	—	—	1	—	—	—	(209)	—	—	217	—	8

Balance as of March 31, 2008	—	466	975	$—	$16,913	$593	$1,622	$30,844	$(3,841)	$(7,295)	158	$38,994

Balance as of January 1, 2009	1	597	1,085	$1,000	$21,222	$650	$3,621	$(26,790)	$(7,673)	$(7,344)	$157	$(15,157)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,168)	—	—	(17)	(23,185)
Other comprehensive loss, net of tax effect:
Unrealized gains on available-for-sale securities (net of tax of $2,250)	—	—	—	—	—	—	—	—	4,179	—	—	4,179
Reclassification adjustment for gains included in net loss (net of tax of $17)	—	—	—	—	—	—	—	—	32	—	—	32
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	29	—	—	29
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	15	—	—	15

Total comprehensive loss												(18,930)
Senior preferred stock dividends	—	—	—	—	—	—	(25)	—	—	—	—	(25)
Increase to Senior Preferred liquidation preference	—	—	—	15,200		—	—	—	—	—	—	15,200
Conversion of convertible preferred stock into common stock	—	(12)	19	—	(593)	10	583	—	—	—	—	—
Other, employee benefit plans	—	—	1	—	—	—	19	1	—	(34)	—	(14)

Balance as of March 31, 2009	1	585	1,105	$16,200	$20,629	$660	$4,198	$(49,957)	$(3,418)	$(7,378)	$137	$(18,929)

(1)	Accumulated other comprehensive loss is comprised of $3.1 billion, and $4.1 billion in net unrealized losses on available-for-sale securities, net of tax, and $(338) million, and $244 million in net unrealized gains (losses) on all other components, net of tax, as of March 31, 2009 and 2008, respectively.

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Conservatorship

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act (“The Charter Act” or our “charter”). We are a government-sponsored enterprise (“GSE”), and we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of Treasury (“Treasury”). Through July 29, 2008, we were regulated by the Office of Federal Housing Enterprise Oversight (“OFHEO”), which was replaced on July 30, 2008 with FHFA upon the enactment of the Federal Housing Finance Regulatory Reform Act of 2008 (“Regulatory Reform Act”). On September 6, 2008, we were placed into conservatorship by the Director of FHFA. See “Conservatorship” below in this note. The U.S. government does not guarantee, directly or indirectly, our securities or other obligations.

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

We operate under three business segments: Single-Family Credit Guaranty (“Single-Family”), Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family segment generates revenue primarily from the guaranty fees on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our HCD segment generates revenue from a variety of sources, including guaranty fees on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD investments in rental housing projects eligible for the federal low-income housing tax credit (“LIHTC”) generate both tax credits and net operating losses. As described in “Note 12, Income Taxes,” we determined that it is more likely than not that we will not realize a portion of our deferred tax assets in the future. As a result, we are not recognizing a majority of the tax benefits associated with tax credits and net operating losses in our condensed consolidated financial statements. Other investments in affordable rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and other investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the interest we pay on the debt we issue in the global capital markets to fund the purchases of these mortgage assets. Changes in the fair value of the derivative instruments and trading securities and the impairments on available-for-sale securities also affect the net income of our Capital Market segment.

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

FHFA, in its role as conservator, has overall management authority over our business. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. The conservator retains the authority to withdraw its delegations at any time.

As of May 7, 2009, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The Regulatory Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Additionally, the conservator had not determined whether or not a reasonable period of time had passed for purposes of the applicable provisions of the Regulatory Reform Act and, therefore, the conservator may still possess this right.

The conservator also has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The Regulatory Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of May 7, 2009, FHFA has not exercised this power.

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

We received $15.2 billion from Treasury on March 31, 2009 under the terms of the senior preferred stock purchase agreement. As a result, the aggregate liquidation preference of the senior preferred stock increased to $16.2 billion.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2009 may not necessarily be indicative of the results for the year ending December 31, 2009. The unaudited interim condensed consolidated financial statements as of March 31, 2009 and our condensed consolidated financial statements as of December 31, 2008 should be read in conjunction with our audited

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009.

We are currently in conservatorship, with FHFA acting as our conservator. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company and of any shareholder, officer or director of the company with respect to the company and its assets. As a result, we are currently under the control of our conservator. FHFA, in its role as conservator, has overall management authority over our business.

We receive, directly and indirectly, substantial support from various agencies of the United States Government, including the Federal Reserve, Treasury, and FHFA, as our conservator and regulator. We are dependent upon the continued support of the U.S. Government and these agencies in order to maintain a positive net worth, which avoids our being placed into receivership. We also believe that our improved access to the debt markets is due to federal government support. Based on consideration of all the relevant conditions and events affecting our operations, including our dependence on the U.S. Government, we continue to operate as a going concern and in accordance with our delegation of authority.

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

During the second half of 2008, we experienced significant deterioration in our access to the unsecured debt markets, particularly for long-term and callable debt, and in the yields on our debt as compared with relevant market benchmarks.

The dynamics of our funding program have improved significantly since late November 2008, including demand for our long-term and callable debt. We believe the improvement in our debt funding is due to actions taken by the federal government to support us and our debt securities, including the senior preferred stock purchase agreement entered into in September 2008, Treasury’s program announced in September 2008 to purchase MBS of the GSEs, the Treasury credit facility made available to us in September 2008 and the Federal Reserve’s program announced in November 2008 to purchase up to $100 billion in debt securities of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and up to $500 billion in mortgage-backed securities of Fannie Mae, Freddie Mac and Ginnie Mae. Further, on March 18, 2009, the Federal Reserve announced that it intended to increase purchases of debt securities of us, Freddie Mac and the Federal Home Loan Banks and GSE mortgage-backed securities under the program to a total of up to $200 billion and $1.25 trillion, respectively. There can be no assurance that the improvements in our access to the unsecured debt markets and in our ability to issue long-term and callable debt will continue. We believe the improvements stem from federal government support, such as the support described above, and, as a result, changes or perceived changes in the government’s support of us may have a material adverse affect on our ability to fund our operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Because consistent demand for both our debt securities with maturities greater than one year and our callable debt was low in the second half of 2008, we were forced to rely increasingly on short-term debt to fund our operations. As a result, we will be required to refinance, or “roll over,” our debt on a more frequent basis, exposing us to an increased risk, particularly when market conditions are volatile, that demand will be insufficient to permit us to refinance our debt securities as necessary and to risks associated with refinancing under adverse credit market conditions. Further, we expect that our “roll over,” or refinancing, risk is likely to increase substantially as we approach year-end 2009 and the expiration of the Treasury credit facility.

The Treasury credit facility and the senior preferred stock purchase agreement with Treasury may provide additional sources of funding in the event that we cannot adequately access the unsecured debt markets. There are limitations on our ability to use either of these sources of funding, however.

Agencies of the U.S. government continue to provide active and ongoing support to Fannie Mae’s operations consistent with their objective of stabilizing the housing market and the economy. Under our senior preferred stock purchase agreement with Treasury as amended on May 6, 2009, Treasury generally has committed to provide us, on a quarterly basis, funds of up to a total of $200 billion in the amount, if any, by which our total liabilities exceed our total assets, as reflected on our condensed consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter. Refer to “Note 20, Subsequent Event.” To the extent of its unused portion, this funding commitment is available to us (as specified in the agreement) or, in the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, to the holders of that debt and MBS. In the three months ended March 31, 2009, Treasury began purchasing Fannie Mae and Federal Home Loan Mortgage Corporation (“Freddie Mac”) mortgage-backed securities to promote stability and liquidity in the marketplace.

The accompanying unaudited interim condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.

As a result of our issuance to Treasury of a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, on a fully diluted basis, that is exercisable at any time through September 7, 2028, we and the Treasury are deemed related parties. No transactions outside of normal business activities have occurred between us and Treasury during the first quarter of 2009, excluding Treasury’s $15.2 billion investment in senior preferred stock and Treasury’s engagement of us to serve as program administrator for the Home Affordable Modification Program.

In addition, FHFA’s common control of both us and Freddie Mac has caused us to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of March 31, 2009 and December 31, 2008, we held Freddie Mac mortgage-related securities with an unpaid principal balance of $32.0 billion and $33.9 billion, respectively, and accrued interest receivable of $190 million and $198 million, respectively. For the three months ended March 31, 2009 and 2008, we recognized interest income on Freddie Mac mortgage-related securities held by us of $407 million and $394 million, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements and the amounts of revenues and expenses during the reporting period. Management has made significant estimates in a variety of

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

areas, including but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses, other-than-temporary impairment of investment securities and LIHTC partnerships, and our assessment of realizing our deferred tax assets. Actual results could be different from these estimates.

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

We are required to evaluate whether to consolidate a VIE when we first become involved and upon subsequent reconsideration events (e.g., a purchase of additional beneficial interests). Generally, if we are the primary beneficiary of a VIE, then we initially record the assets and liabilities of the VIE in our condensed consolidated financial statements at fair value.

With our adoption of SFAS No. 141(revised 2007), Business Combinations (“SFAS 141(R)”), on January 1, 2009, we began recording any difference between the fair value and the previous carrying amount of our interests in a VIE that holds only financial assets as “Investment losses, net” in our condensed consolidated statements of operations, as required by FIN 46R. Prior to our adoption of SFAS 141(R), such differences were classified as “Extraordinary losses, net of tax effect” in our condensed consolidated statements of operations.

If a consolidated VIE subsequently should not be consolidated because we cease to be deemed the primary beneficiary or we qualify for one of the scope exceptions of FIN 46R (for example, the entity is a qualifying special purpose entity (“QSPE”) that we no longer have the unilateral ability to liquidate), we deconsolidate the VIE. With our adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amended Accounting Research Bulletin No. 51, Consolidated Financial Statements, on January, 1, 2009, we began recording any retained interests in a deconsolidated VIE at their respective fair values. Any difference between the fair values and the previous carrying amounts of our investment in the VIE is recorded as “Investment losses” in our condensed consolidated statements of operations. Prior to our adoption of SFAS 160, we deconsolidated the VIE by carrying over our net basis in the consolidated assets and liabilities to our investment in the VIE.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Cash Collateral

For derivative positions with the same counterparty under master netting arrangements to the extent that we pledge cash collateral and give up control to a counterparty, we remove it from “Cash and cash equivalents” and reclassify it as part of “Derivative liabilities at fair value” in our condensed consolidated balance sheets as a part of our counterparty netting calculation. We pledged $21.4 billion and $20.3 billion in cash collateral as of March 31, 2009 and December 31, 2008, respectively, related primarily to our derivatives and other operating activities. Cash collateral accepted from a counterparty that we have the right to use is recorded as “Cash and cash equivalents” in our condensed consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is recorded as “Restricted cash” in our condensed consolidated balance sheets. Our obligation to return cash collateral pledged to us is recorded as part of “Derivative assets at fair value” in our condensed consolidated balance sheets as a part of our counterparty netting calculation. We accepted cash collateral of $2.4 billion and $4.0 billion as of March 31, 2009 and December 31, 2008, respectively, of which $300 million and $330 million, respectively, was restricted.

Pledged Non-Cash Collateral

Securities pledged to counterparties are classified as either “Investments in securities” or “Cash and cash equivalents” in our condensed consolidated balance sheets. Securities pledged to counterparties that have been consolidated under FIN 46R as loans are included as “Mortgage loans” in our condensed consolidated balance sheets. As of March 31, 2009, we pledged $1.4 billion available-for-sale (“AFS”) securities, which the counterparty had the right to sell or repledge. As of December 31, 2008, we pledged $720 million of AFS securities, which the counterparty had the right to sell or repledge.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $3.2 billion and $141 million as of March 31, 2009 and December 31, 2008, respectively, of which none was sold or repledged. The fair value of non-cash collateral accepted that we were not permitted to sell or repledge was $17.3 billion and $13.3 billion as of March 31, 2009 and December 31, 2008, respectively. Additionally, non-cash collateral was accepted related to our multifamily loss sharing arrangements of $11.0 billion and $10.6 billion as of March 31, 2009 and December 31, 2008 that we were not permitted to sell or repledge.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is fully collateralized by underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, the collateral of the transferred securities is reported at fair value, excluding accrued interest. The fair value of these securities classified in “Investments in securities” in our condensed consolidated balance sheets was $12 million as of March 31, 2009. We did not have any repurchase agreements of this type outstanding as of December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Losses, Net

Fair value losses, net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value, and foreign currency debt. The following table displays the composition of “Fair value losses, net” for the three months ended March 31, 2009 and 2008.

	For the
	Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Derivatives fair value losses, net	$(1,706)	$(3,003)
Trading securities gains (losses), net	167	(1,227)
Debt foreign exchange gains (losses), net	55	(157)
Debt fair value gains, net	24	10

Fair value losses, net	$(1,460)	$(4,377)

Servicer and MBS trust receivable and payable

When servicers advance payments to MBS trusts for delinquent loans, we record a receivable from MBS trusts and a corresponding liability to reimburse the servicers. We recover these amounts from MBS trusts when the loans subsequently become current, or we include the amount as part of our loan basis upon purchase of the loan from the MBS trust or our acquired property basis upon foreclosure.

When principal and interest remittances and prepayments have been received from borrowers by servicers but not yet remitted to us or MBS trusts, we record a receivable from servicers and a corresponding liability to MBS trusts. The unscheduled payments are remitted to the MBS trusts in subsequent months.

We record a liability to fund the purchase of delinquent loans or acquired property from MBS trusts. For MBS trusts where we are considered the transferor, when the contingency on our option to purchase loans from the trust has been met and we regain effective control over the transferred loan, we recognize the loan on our condensed consolidated balance sheets at fair value and record a corresponding liability to the MBS trust.

Reclassification and Adoption of a New Accounting Pronouncement

Pursuant to our January 1, 2009 adoption of SFAS 160 to require noncontrolling interests to be classified as a separate component of equity, we reclassified amounts in our condensed consolidated balance sheet as of December 31, 2008 related to noncontrolling interests. Amounts previously reported as “Minority interests in consolidated subsidiaries” are now reported as “Noncontrolling interest.” Additionally, amounts reported in our condensed consolidated statement of operations for the three months ended March 31, 2008 as “Minority interest in losses of consolidated subsidiaries” are now reported as “Net loss attributable to the noncontrolling interest.”

Additionally, we reclassified $6.5 billion from “Other assets” to “Servicer and MBS trust receivable” and $6.4 billion from “Other liabilities” to “Servicer and MBS trust payable” as of December 31, 2008 in our condensed consolidated balance sheets to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

New Accounting Pronouncements

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and FIN No. 46R, Consolidation of Variable Interest Entities

On September 15, 2008, the FASB issued an exposure draft of a proposed statement of financial accounting standards, Amendments to FASB Interpretation No. 46(R), and an exposure draft of a proposed statement of financial accounting standards, Accounting for Transfer of Financial Assets-an amendment of SFAS Statement No. 140. The proposed amendments to SFAS 140 would eliminate the notion of QSPEs. Additionally, the amendments to FIN 46R would replace the current consolidation model with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. If an enterprise is not able to reach a conclusion through the qualitative analysis, it would then proceed to a quantitative evaluation. The proposed statements would be effective for new transfers of financial assets and to all variable interest entities on or after January 1, 2010.

If we are required to consolidate the incremental assets and liabilities under the FASB’s currently proposed rules, these assets and liabilities would initially be reported at fair value. If the fair value of the consolidated assets is substantially less than the fair value of the consolidated liabilities, we could experience a material increase in our stockholders’ deficit. However, at the FASB’s January 28, 2009 board meeting, a tentative decision was reached that the incremental assets and liabilities to be consolidated upon adoption should be recognized at their carrying values as if they had been consolidated at the inception of the entity or a subsequent reconsideration date. The FASB board members indicated that fair value at consolidation would only be permitted if determining the carrying value is not practicable. As a result of this tentative decision, we could also experience an increase in our stockholders’ deficit. In addition, the amount of capital we would be required to maintain could increase if we consolidate incremental assets. Under certain circumstances, these changes could have a material adverse impact on our earnings, financial condition and net worth. Since the proposed amendments to SFAS 140 and FIN 46R are not final, we are unable to predict the impact that the amendments may have to our condensed consolidated financial statements.

FSP No. FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132R-1”)

In December 2008, the FASB issued FASB staff positions (“FSP”) FAS 132R-1 that amends FASB Statement No. 132R, Employers’ Disclosures about Pension and Other Postretirement Benefits and requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132R-1 also requires the disclosure of fair value of plan assets at the reporting date by the fair value hierarchy in SFAS No. 157, Fair Value Measurements (“SFAS 157”), and a reconciliation of the beginning and ending balances of plan assets with fair value measured using significant unobservable inputs (Level 3).

FSP FAS 132R-1 is effective for fiscal years ending after December 15, 2009. Early application is permitted. As FSP FAS 132R-1 only requires additional note disclosures, it will affect the notes to our condensed consolidated financial statements, but have no impact to our condensed consolidated financial statements.

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”)

On April 9, 2009, the FASB issued FSP FAS 157-4 that reaffirms (1) that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction at

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

the date of the financial statements under current market conditions; and (2) the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We will adopt the FSP effective for our quarter ending June 30, 2009 and are evaluating the impact of its adoption to our condensed consolidated financial statements.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”)

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. Under this FSP, an other-than-temporary impairment is to be considered to have occurred when fair value is below the amortized cost basis of a debt security and we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis, in which case, the entire difference between the amortized cost basis of the security and its fair value is to be recognized in earnings. An other-than-temporary impairment is also to be considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend or will not be required to sell the security. In this case, the entire difference between the amortized cost basis of the security and its fair value is to be separated into the amount representing the credit loss, which is to be recognized in earnings, and the amount related to all other factors, which is to be recognized in other comprehensive income, net of applicable taxes. In determining whether a credit loss exists, we are to use our best estimate of the present value of cash flows expected to be collected from the debt security. This FSP also specifies the presentation in our condensed consolidated statements of operations of other-than-temporary impairments and requires additional disclosures for both debt and equity securities.

The guidance in FSP FAS 115-2 and FAS 124-2 is effective for our quarter ending June 30, 2009 with early adoption permitted. The guidance is to be applied to existing and new debt securities held by us as of the beginning of the interim period in which it is adopted. For a debt security held at the beginning of the interim period of adoption for which an other-than-temporary impairment was recognized, if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, we are to recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. We will adopt the FSP effective for our quarter ending June 30, 2009 and are evaluating the impact of its adoption to our condensed consolidated financial statements.

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

As of March 31, 2009 and December 31, 2008, we had LIHTC partnership investments of $6.1 billion and $6.3 billion, respectively. As a result of our tax position, we did not make any LIHTC investments in the first quarter 2009 other than pursuant to commitments existing prior to 2008 and are not currently recognizing a majority of the tax benefits associated with tax credits and net operating losses in our condensed consolidated financial statements.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

During the three months ended March 31, 2009 and 2008, we recorded $147 million and $14 million, respectively, of impairment related to our limited partnerships in “Losses from partnership investments” in our condensed consolidated statements of operations.

Consolidated VIEs

The following table displays the carrying amount and classification of assets and liabilities of consolidated VIEs as of March 31, 2009 and December 31, 2008.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Assets:
MBS trusts:
Loans held for investment	$58,118	$59,126
Available-for-sale securities(1)	2,141	2,208
Loans held for sale	1,421	1,429
Trading securities	963	993

Total MBS trusts(2)	62,643	63,756

Limited partnerships:
Partnership investments(3)	5,410	5,697
Cash, cash equivalents and restricted cash	145	146

Total limited partnership investments	5,555	5,843

Total assets of consolidated VIEs	$68,198	$69,599

Liabilities:
Long-term debt	$4,989	$5,094
Partnership liabilities	2,397	2,585

Total liabilities of consolidated VIEs	$7,386	$7,679

(1)	Includes assets of consolidated mortgage revenue bonds of $54 million as of both March 31, 2009 and December 31, 2008.

(2)	The assets of consolidated MBS trusts are restricted solely for the purpose of servicing the related MBS.

(3)	Includes LIHTC partnerships of $2.9 billion and $3.0 billion as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, we consolidated $96 million in assets which were not consolidated as of December 31, 2008. These assets were not consolidated as of December 31, 2008 because we did not have the unilateral ability to liquidate the trusts. These assets were consolidated because we purchased additional MBS during the period such that we owned 100% of the trusts as of March 31, 2009.

As of December 31, 2008, we consolidated $219 million in assets which were no longer consolidated as of March 31, 2009 because we sold all or a portion of our ownership interests in the related MBS trusts such that we no longer have the unilateral ability to liquidate these trusts. For the three months ended March 31, 2009, we recognized a loss of $45 million upon deconsolidation of VIEs. The portion of this loss related to the remeasurement of retained investment in the trust to its fair value was $1 million.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-consolidated VIEs

We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The funds that were consolidated, in turn, own a majority of the limited partnership interests in other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are, therefore, accounted for using the equity method. Such investments, which are generally funded through a combination of debt and equity, have a recorded investment of $2.8 billion and $2.9 billion as of March 31, 2009 and December 31, 2008, respectively. In addition, such unconsolidated operating partnerships had $198 million and $171 million in mortgage debt that we own or guarantee as of March 31, 2009 and December 31, 2008, respectively.

The following table displays the total assets as of March 31, 2009 and December 31, 2008 of non-consolidated VIEs with which we are involved and QSPEs for which we are the sponsor or servicer but not the transferor.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Assets of Non-consolidated VIEs and QSPEs:(1)
Mortgage-backed trusts(2)	$3,031,107	$3,017,030
Asset-backed trusts	535,575	563,633
Limited partnership investments	13,238	12,884
Other(3)	8,045	5,701

Total assets of non-consolidated VIEs and QSPEs	$3,587,965	$3,599,248

(1)	Amounts do not include QSPEs for which we are the transferor.

(2)	Includes $596.6 billion and $604.4 billion of assets of non-QSPE securitization trusts as of March 31, 2009 and December 31, 2008, respectively.

(3)	Includes mortgage revenue bonds of $8.0 billion and $5.7 billion as of March 31, 2009 and December 31, 2008, respectively, and the unpaid principal balance of credit enhanced bonds of $19 million as of both March 31, 2009 and December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying amount and classification of the assets and liabilities as of March 31, 2009 and December 31, 2008 related to our variable interests in non-consolidated VIEs and QSPEs where we have variable interests in the entities or where we are a nontransferor sponsor or servicer of the entities.

	As of
	March 31,	December 31,
	2009	2008(1)
	(Dollars in millions)

Assets:
Available-for-sale securities	$178,879	$180,694
Trading securities	64,524	63,265
Guaranty assets	6,089	6,431
Partnership investments	3,271	3,405
Servicer and MBS trust receivable	8,161	6,111
Other assets	1,171	1,326

Total carrying amount of assets related to our interests in non-consolidated VIEs and QSPEs	$262,095	$261,232

Liabilities:
Reserve for guaranty losses	$36,454	$21,614
Guaranty obligations	10,360	10,823
Partnership liabilities	542	617
Servicer and MBS trust payable	6,519	4,259
Other liabilities	643	767

Total carrying amount of liabilities related to our interests in non-consolidated VIEs and QSPEs	$54,518	$38,080

(1)	Prior period amounts include additional categories to conform to the current period presentation.

The following table displays the maximum exposure to loss as a result of our involvement with non-consolidated VIEs and QSPEs, where we have variable interests in the entities or where we are a nontransferor sponsor or servicer of the entities, as well as the liabilities recognized in our condensed consolidated balance sheets related to our variable interests in those entities as of March 31, 2009 and December 31, 2008. Refer to “Note 8, Financial Guarantees and Master Servicing” for additional discussion of our maximum exposure to loss resulting from our guaranty arrangements.

	Maximum
	Exposure	Recognized
	to Loss(1)	Liabilities(2)
	(Dollars in millions)

As of March 31, 2009	$2,552,936	$53,976
As of December 31, 2008(3)	2,536,469	37,463

(1)	Represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets that are covered by our guaranty. Includes $86.5 billion and $95.9 billion related to non-QSPE securitization trusts as of March 31, 2009 and December 31, 2008, respectively.

(2)	Amounts consist of guaranty obligations, reserve for guaranty losses, servicer and MBS trust payable, and other liabilities recognized for the respective periods.

(3)	Prior period amounts include additional categories to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.	Mortgage Loans

The following table displays the loans in our mortgage portfolio as of March 31, 2009 and December 31, 2008 and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in our condensed consolidated balance sheets.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Single-family	$317,195	$312,052
Multifamily	119,174	117,441

Total unpaid principal balance of mortgage loans(1)(2)	436,369	429,493
Unamortized premiums (discounts) and other cost basis adjustments, net	(2,015)	(894)
Lower of cost or market adjustments on loans held for sale	(461)	(264)
Allowance for loan losses for loans held for investment	(4,830)	(2,923)

Total mortgage loans	$429,063	$425,412

(1)	Includes construction to permanent loans with an unpaid principal balance of $95 million and $125 million as of March 31, 2009 and December 31, 2008, respectively.

(2)	Includes unpaid principal balance totaling $65.5 billion and $65.8 billion as of March 31, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

Loans Acquired in a Transfer

If a loan underlying a Fannie Mae MBS is in default, we have the option to purchase the loan from the MBS trust, at the unpaid principal balance of that mortgage loan plus accrued interest, after four or more consecutive monthly payments due under the loan are delinquent in whole or in part. With respect to Single-Family mortgage loans in MBS trusts with issue dates on or after January 1, 2009, we also have the option to purchase the loan from the trust after the loan has been delinquent for at least one monthly payment, if the delinquency has not been fully cured on or before the next payment date (i.e., 30 days delinquent), and it is determined that it is appropriate to execute a loss mitigation activity that is not permissible while the loan is held in an MBS trust. Loans can be acquired either through purchase or consolidation. We acquired delinquent loans with an unpaid principal balance plus accrued interest of $2.6 billion and $1.7 billion for the three months ended March 31, 2009 and 2008, respectively. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We also acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

We account for such acquired loans in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), if, at acquisition, (i) there has been evidence of deterioration in the loan’s credit quality subsequent to origination; and (ii) it is probable that we will be unable to collect all cash flows, in accordance with the terms of the contractual agreement, from the borrower, ignoring insignificant delays. Acquired loans include loans purchased as well as loans acquired through consolidation of MBS trusts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding balance and carrying amount of acquired loans accounted for in accordance with SOP 03-3 as of March 31, 2009 and December 31, 2008.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Outstanding contractual balance	$7,806	$7,206
Carrying amount:
Loans on accrual status	2,828	2,902
Loans on nonaccrual status	2,835	2,708

Total carrying amount of loans	$5,663	$5,610

The following table displays details on acquired loans accounted for in accordance with SOP 03-3 at their acquisition dates for the three months ended March 31, 2009 and 2008.

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$2,860	$1,894
Nonaccretable difference	681	179

Cash flows expected to be collected at acquisition(1)	2,179	1,715
Accretable yield	953	739

Initial investment in acquired loans at acquisition	$1,226	$976

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table displays activity for the accretable yield of all outstanding loans accounted for under SOP 03-3 as of and for the three months ended March 31, 2009 and 2008.

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Beginning balance	$1,559	$2,252
Additions	953	739
Accretion	(56)	(72)
Reductions(1)	(1,023)	(590)
Change in estimated cash flows(2)	307	3
Reclassifications from (to) nonaccretable difference(3)	59	(87)

Ending balance	$1,799	$2,245

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The following table displays interest income recognized and the increase in the “Provision for credit losses” related to loans that are still being accounted for under SOP 03-3, as well as SOP 03-3 loans that have been subsequently modified as a TDR, for the three months ended March 31, 2009 and 2008.

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Accretion of SOP 03-3 fair value losses(1)	$65	$35
Interest income on SOP 03-3 loans returned to accrual status or subsequently modified as TDRs	88	110

Total SOP 03-3 interest income recognized	$153	$145

Increase in “Provision for credit losses” subsequent to the acquisition of SOP 03-3 loans	$63	$35

(1)	Represents accretion of the fair value discount that was recorded upon acquisition of SOP 03-3 loans.

Other Loans

In 2008, we implemented a program, HomeSaver Advance (“HSA”), to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments on their first mortgage loan. Each loan is limited to a maximum amount generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first mortgage loan. This program allows borrowers to cure their payment defaults without requiring modification of their first mortgage loans.

The following table displays the unpaid principal balance and carrying value of our HSA loans as of March 31, 2009 and December 31, 2008.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Unpaid principal balance	$516	$461
Carrying value	5	8

For the three months ended March 31, 2009 and 2008, we recorded a fair value loss and impairment of $143 million and $8 million, respectively, for these loans. The fair value discount on these loans will accrete into income based on the contractual term of the loan.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS and loans that we have guaranteed under long-term standby commitments. The allowance and reserve are calculated based on our estimate of incurred losses as of the balance sheet date. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain. Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties particularly in the rapidly changing credit environment. We have experienced higher default and loan loss severity rates during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, which has increased our estimates of incurred losses resulting in a significant increase to our allowance for loan losses and reserve for guaranty losses as of March 31, 2009.

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three months ended March 31, 2009 and 2008.

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Allowance for loan losses:
Beginning balance, January 1	$2,923	$698
Provision(1)	2,509	544
Charge-offs(2)	(637)	(279)
Recoveries	35	30

Ending balance, March 31(3)	$4,830	$993

Reserve for guaranty losses:
Beginning balance, January 1	$21,830	$2,693
Provision	17,825	2,529
Charge-offs(4)(5)	(2,944)	(1,037)
Recoveries	165	17

Ending balance, March 31	$36,876	$4,202

(1)	Includes an increase in the “Allowance for loan losses” for HomeSaver Advance first-lien loans held in MBS trusts consolidated on our balance sheets.

(2)	Includes accrued interest of $247 million and $78 million for the three months ended March 31, 2009 and 2008, respectively.

(3)	Includes $197 million and $50 million as of March 31, 2009 and 2008, respectively, associated with acquired loans subject to SOP 03-3.

(4)	Includes charges of $115 million and $5 million for the three months ended March 31, 2009 and 2008, respectively, related to unsecured HomeSaver Advance loans.

(5)	Includes charges recorded at the date of acquisition of $1.4 billion and $728 million for the three months ended March 31, 2009 and 2008, respectively, for acquired loans subject to SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in trading and AFS securities, which are presented at fair value as of March 31, 2009 and December 31, 2008.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$162,487	$164,241
Fannie Mae structured MBS	68,989	70,009
Non-Fannie Mae structured	57,482	62,810
Non-Fannie Mae single-class	26,623	27,497
Mortgage revenue bonds	13,871	13,183
Other	1,869	1,914

Total	331,321	339,654

Non-mortgage-related securities:
Asset-backed securities	10,270	10,598
Corporate debt securities	3,725	6,037
Other	2,003	1,005

Total	15,998	17,640

Total investments in securities	$347,319	$357,294

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of March 31, 2009 and December 31, 2008.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$46,747	$48,134
Fannie Mae structured MBS	9,507	9,872
Non-Fannie Mae structured	12,351	13,404
Non-Fannie Mae single-class	1,022	1,061
Mortgage revenue bonds	653	695

Total	70,280	73,166

Non-mortgage-related securities:
Asset-backed securities	10,270	10,598
Corporate debt securities	3,725	6,037
Other	2,003	1,005

Total	15,998	17,640

Total trading securities	$86,278	$90,806

Losses in trading securities held in our portfolio, net	$6,361	$7,195

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses for the three months ended March 31, 2009 and 2008.

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Net trading gains (losses):
Mortgage-related securities	$(121)	$(663)
Non-mortgage-related securities	288	(564)

Total	$167	$(1,227)

Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$(122)	$(682)
Non-mortgage-related securities	424	(546)

Total	$302	$(1,228)

Available-for-Sale Securities

AFS securities are measured at fair value with unrealized gains and losses recorded as a component of “Accumulated other comprehensive loss” (“AOCI”), net of deferred taxes, in “Fannie Mae stockholders’ deficit” in our condensed consolidated balance sheets. Realized gains and losses from the sale of AFS securities are recorded in “Investment losses, net” in our condensed consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three months ended March 31, 2009 and 2008.

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Gross realized gains	$799	$75
Gross realized losses	663	42
Total proceeds	31,910	3,055

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display the amortized cost, gross unrealized gains and losses, fair value, and additional information regarding gross unrealized losses by major security type for AFS securities held as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
					Less than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$111,348	$4,403	$(11)	$115,740	$(10)	$1,566	$(1)	$135
Fannie Mae structured MBS	57,211	2,331	(60)	59,482	(17)	2,059	(43)	555
Non-Fannie Mae structured mortgage-related securities	55,906	350	(11,125)	45,131	(2,509)	6,174	(8,616)	20,100
Non-Fannie Mae single-class mortgage-related securities	24,660	949	(8)	25,601	(7)	365	(1)	90
Mortgage revenue bonds	14,468	41	(1,291)	13,218	(175)	3,406	(1,116)	7,380
Other mortgage-related securities	2,186	50	(367)	1,869	(278)	1,048	(89)	287

Total	$265,779	$8,124	$(12,862)	$261,041	$(2,996)	$14,618	$(9,866)	$28,547

	As of December 31, 2008
					Less than 12		12 Consecutive
					Consecutive Months		Months or Longer
	Total	Gross	Gross	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	Losses	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$112,943	$3,231	$(67)	$116,107	$(64)	$4,842	$(3)	$330
Fannie Mae structured MBS	59,002	1,333	(198)	60,137	(105)	2,471	(93)	2,514
Non-Fannie Mae structured mortgage-related securities	63,008	195	(13,797)	49,406	(3,792)	11,388	(10,005)	22,836
Non-Fannie Mae single-class mortgage-related securities	25,798	665	(27)	26,436	(23)	1,775	(4)	643
Mortgage revenue bonds	14,636	29	(2,177)	12,488	(854)	6,230	(1,323)	4,890
Other mortgage-related securities	2,319	29	(434)	1,914	(388)	1,313	(46)	77

Total	$277,706	$5,482	$(16,700)	$266,488	$(5,226)	$28,019	$(11,474)	$31,290

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments.

The fair value of securities varies from period to period due to changes in interest rates, changes in performance of the underlying collateral and changes in credit performance of the underlying issuer, among other factors. We recorded other-than-temporary impairment of $5.7 billion and $55 million for the three months ended March 31, 2009 and 2008, respectively. Of the other-than-temporary impairment recognized for the three months ended March 31, 2009 and 2008, we recognized $5.6 billion and $53 million, respectively, in other-than-temporary impairments primarily related to private-label mortgage-related securities where we concluded that it was probable that we would not collect all of the contractual principal and interest amounts due or we determined that we did not intend to hold the security until recovery of the unrealized loss. These other-than-temporary impairments included $2.9 billion and $2.6 billion for Alt-A and subprime mortgage-related securities, respectively, for the three months ended March 31, 2009. For the three months ended March 31, 2008, we recognized other-than-temporary impairments of $52 million for subprime mortgage-related securities and none for Alt-A securities. Other-than-temporary impairment losses are recognized as a component of “Investment losses, net” in our condensed consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Included in the $12.9 billion of gross unrealized losses on AFS securities as of March 31, 2009 was $9.9 billion of unrealized losses that have existed for a period of 12 consecutive months or longer. The unrealized losses on these securities are due primarily to the widening of credit spreads. The securities with unrealized losses for 12 consecutive months or longer had a market value as of March 31, 2009 that was on average 74% of their amortized cost basis. Unrealized losses on these securities will be recovered when market interest rates change or at maturity. Based on our review for impairments of AFS securities, which includes an evaluation of the collectability of cash flows and our intent and ability to hold securities to recovery, we have concluded that the unrealized losses on AFS securities in our investment portfolio as displayed above do not represent other-than-temporary impairments as of March 31, 2009.

7.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the three months ended March 31, 2009 and March 31, 2008, the unpaid principal balance of portfolio securitizations was $22.9 billion and $11.2 billion, respectively.

For the transfers that were recorded as sales, we have continuing involvement in the assets transferred to a trust as a result of our investments in securities issued by the trusts and our guaranty and master servicing relationships. The following table displays our continuing involvement in the form of Fannie Mae MBS, guaranty asset, guaranty obligation and master servicing asset (“MSA”) or master servicing liability (“MSL”) as of March 31, 2009 and December 31, 2008.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Fannie Mae MBS	$46,237	$45,705
Guaranty asset	542	438
MSA	12	10
Guaranty obligation (excluding deferred profit)	(798)	(769)
MSL	(39)	(27)

The Fannie Mae single-class MBS, Fannie Mae Megas, real estate mortgage investment conduits (“REMICS”) and Stripped Mortgage-Backed Securities (“SMBS”) that we hold in our portfolio are exposed to minimal credit losses as they represent undivided interests in the highest-rated tranches of the rated securities. In addition, our exposure to credit losses on the loans underlying our Fannie Mae MBS resulting from our guaranty has been recorded in our condensed consolidated balance sheets in “Guaranty obligations,” as it relates to our obligation to stand ready to perform on our guaranty, and “Reserve for guaranty losses,” as it relates to incurred losses.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The following table displays some key characteristics of the securities retained in portfolio securitizations.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of March 31, 2009
Unpaid principal balance	$18,467	$26,284
Fair value	19,226	27,011
Impact on fair value from a 10% adverse change	(1,923)	(2,701)
Impact on fair value from a 20% adverse change	(3,845)	(5,402)
Weighted-average coupon	5.93%	6.65%
Weighted-average loan age	3.0 years	4.8 years
Weighted-average maturity	24.5 years	25.3 years
As of December 31, 2008
Unpaid principal balance	$17,872	$27,117
Fair value	18,360	27,345
Impact on fair value from a 10% adverse change	(1,836)	(2,735)
Impact on fair value from a 20% adverse change	(3,672)	(5,469)
Weighted-average coupon	5.92%	7.03%
Weighted-average loan age	2.9 years	4.2 years
Weighted-average maturity	24.5 years	27.0 years

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the key assumptions used in measuring the fair value at the time of portfolio securitization of our continuing involvement with the assets we transferred into trusts in the form of our guaranty assets for the three months ended March 31, 2009.

Guaranty
Assets(4)

For the three months ended March 31, 2009
Weighted-average life(1)	4.2 years
Average 12-month CPR(2)	39.0%
Average discount rate assumption(3)	4.64%

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected 12-month average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows, derived for the forward curve based on interest rate swaps, excluding the option adjusted spreads.

(4)	The weighted-average life and average 12-month CPR assumptions for our guaranty asset approximate the assumptions used for our guaranty obligation at time of securitization.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the key assumptions used in measuring the fair value of our continuing involvement, excluding our MSA and MSL, which is not significant, related to portfolio securitization transactions as of March 31, 2009 and December 31, 2008, and a sensitivity analysis showing the impact of changes in key assumptions.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Guaranty Assets
Valuation at period end:
Fair value	$543	$440
Weighted-average life(1)	2.7 years	2.2 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	51.5%	59.3%
Impact on fair value from a 10% adverse change	$(41)	(38)
Impact on fair value from a 20% adverse change	(76)	(71)
Discount rate assumptions:
Average discount rate assumption(3)	4.66%	5.69%
Impact on fair value from a 10% adverse change	$(4)	$(10)
Impact on fair value from a 20% adverse change	(7)	(19)
Guaranty Obligations
Valuation at period end:
Fair value	$3,738	$2,703
Anticipated credit losses(4)	3,040	2,246
Weighted-average life(1)	2.7 years	2.2 years
Home price assumptions:
24-month average home price assumption	(6.5)%	(5.0)%
Impact on credit losses due to a 2.5% decline in home prices	$113	$454
Impact on credit losses due to a 5% decline in home prices	579	723
Loan-to-value assumptions:
Average estimated current Loan-to-value ratio	74.1%	72.3%
Impact on credit losses due to a 2.5% increase in loan-to value	$348	$585
Impact on credit losses due to a 5% increase in loan-to-value	720	905

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the 12-month average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows, derived from the forward curve based on interest rate swaps, excluding the option adjusted spreads.

(4)	The present value of anticipated credit losses is calculated as the average across a distribution of possible outcomes and may not be indicative of actual future losses such that actual results may vary materially.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The gain or loss on a portfolio securitization that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. The carrying amount of the financial assets sold is allocated between the assets sold and the interests retained, if any, based on their relative fair value at the date of sale. Further, our recourse obligations are recognized at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. We recorded a net gain on portfolio securitizations of $320 million and $42 million for the three months ended March 31, 2009 and 2008, respectively. These amounts are recognized as a component of “Investment losses, net” in our condensed consolidated statements of operations.

The following table displays cash flows from our securitization trusts related to portfolio securitizations accounted for as sales for the three months ended March 31, 2009 and 2008, respectively.

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Proceeds from new securitizations	$22,063	$10,573
Guaranty and other income	63	44
Principal and interest received on retained interests	2,293	1,997
Purchases of previously transferred financial assets	(123)	(34)

“Managed loans” are defined as on-balance sheet mortgage loans as well as mortgage loans that have been securitized in portfolio securitizations that have qualified as sales pursuant to SFAS 140. The following table displays the unpaid principal balances of managed loans as well as the unpaid principal balances of those managed loans that are delinquent as of March 31, 2009 and December 31, 2008.

	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)
	(Dollars in millions)

As of March 31, 2009
Loans held for investment	$412,197	$22,328
Loans held for sale	24,173	103
Securitized loans	126,828	1,619

Total loans managed	$563,198	$24,050

As of December 31, 2008
Loans held for investment	$415,485	$19,363
Loans held for sale	14,008	79
Securitized loans	114,163	2,560

Total loans managed	$543,656	$22,002

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which interest is no longer being accrued. We discontinue accruing interest when payment of principal and interest in full is not reasonably assured.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Net credit losses incurred during the three months ended March 31, 2009 and 2008 related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $886 million and $440 million, respectively.

The following table displays the carrying amount and classification of assets and associated liabilities recognized as of March 31, 2009 and December 31, 2008, as a result of transfers of financial assets in portfolio securitization transactions that did not qualify as sales and have been accounted for as secured borrowings.

	As of
	March 31,	December 31,
	2009	2008
	(Dollars in millions)

Assets:(1)
Available-for-sale securities	$9,414	$9,660
Loans held for sale	2,305	2,383
Trading securities	575	593
Loans held for investment	79	83

Total	$12,373	$12,719

Liabilities—Long-term debt	$1,100	$1,168

(1)	These assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS.

8.	Financial Guarantees and Master Servicing

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

We record a guaranty obligation for (i) guarantees on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN No. 34) (“FIN 45”), (ii) guarantees on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our estimated obligation to stand ready to perform on these guarantees. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $9.5 billion and $9.7 billion as of March 31, 2009 and December 31, 2008, respectively. We also record an estimate of incurred credit losses on these guarantees in the “Reserve for guaranty losses” in our condensed consolidated balance sheets, as discussed further in “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

We have a portion of our guarantees reflected in our condensed consolidated balance sheets. For those guarantees recorded in our condensed consolidated balance sheets, our maximum potential exposure under

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.4 trillion as of both March 31, 2009 and December 31, 2008. In addition, we had exposure of $163.6 billion and $172.2 billion for other guarantees not recorded in our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of FIN 45.

The maximum exposure from our guarantees is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guarantees, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recorded in our condensed consolidated balance sheets was $123.2 billion and $124.4 billion as of March 31, 2009 and December 31, 2008, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on guarantees not recorded in our condensed consolidated balance sheets was $16.9 billion and $17.6 billion as of March 31, 2009 and December 31, 2008, respectively. Recoverability of such credit enhancements and recourse is subject to, but not limited to, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. Refer to “Note 17, Concentrations of Credit Risk” for additional information.

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the underlying mortgage loans of the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due and the percentage of multifamily loans two or more months past due, of loans with certain risk characteristics such as mark-to-market loan-to-value ratio, vintage and operating debt service coverage. We use this information, in conjunction with housing market and economic conditions, to ensure that our pricing and our eligibility and underwriting criteria accurately reflect the current risk of loans with these high-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain risk characteristics of our conventional single-family and total multifamily book of business as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009(1)			As of December 31, 2008(1)
	30 days	60 days	Seriously	30 days	60 days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of single-family conventional book of business(3)	2.23%	1.07%	3.99%	2.53%	1.10%	2.96%
Percentage of single-family conventional loans(4)	2.19	0.94	3.15	2.52	1.00	2.42

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of March 31, 2009(1)		As of December 31, 2008(1)
	Percentage of		Percentage of
	Single-family	Percentage	Single-family	Percentage
	Conventional Book	Seriously	Conventional Book	Seriously
	of Business(3)	Delinquent(2)(5)	of Business(3)	Delinquent(2)(5)

Estimated mark-to-market loan-to-value ratio:
Greater than 100%	14%	13.46%	12%	10.98%
Geographical Distribution:
Arizona	3	5.00	3	3.41
California	16	3.33	16	2.30
Florida	7	8.07	7	6.14
Nevada	1	7.05	1	4.74
All other states	73	2.52	73	2.01
Product Distribution (not mutually exclusive):
Alt-A	10	9.54	11	7.03
Subprime	—	17.95	—	14.29
Negatively amortizing adjustable rate	1	7.29	1	5.61
Interest only	8	11.86	8	8.42
Investor property	6	3.94	6	2.95
Condo/Coop	9	3.68	9	2.73
Original loan-to-value ratio > 90%(6)	10	7.78	10	6.33
FICO score <620(6)	4	10.52	5	9.03
Original loan-to-value ratio >90% and FICO score <620(6)	1	17.84	1	15.97
Vintages:
2005	12	3.94	13	2.99
2006	13	6.97	14	5.11
2007	19	6.77	20	4.70
2008	16	1.19	16	0.67
All other vintages	40	1.56	37	1.35

(1)	Consists of the portion of our conventional single-family mortgage credit book for which we have more detailed loan level information, which constitutes approximately 96% of our total conventional single-family mortgage credit book of business as of both March 31, 2009 and December 31, 2008.

(2)	Includes single-family loans that are three months or more past due or in foreclosure.

(3)	Percentage based on unpaid principal balance.

(4)	Percentage based on loan amount.

(5)	Represents percentage of each respective category based on loan count of seriously delinquent loans divided by total loan count of respective category.

(6)	Includes housing goals oriented loan categories such as MyCommunityMortgage® and Expanded Approval®.

	As of March 31, 2009(1)		As of December 31, 2008(1)
	30 days	Seriously	30 days	Seriously
	Delinquent(2)	Delinquent(2)(3)	Delinquent(2)	Delinquent(2)(3)

Percentage of multifamily mortgage credit book of business	0.17%	0.34%	0.12%	0.30%

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of March 31, 2009		As of December 31, 2008
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Mortgage Credit	Seriously	Mortgage Credit	Seriously
	Book of Business	Delinquent(2)(3)	Book of Business	Delinquent(2)(3)

Originating loan-to-value ratio:
Greater than 80%	5%	0.69%	5%	0.92%
Less than or equal to 80%	95	0.33	95	0.27
Operating debt service coverage ratio:
Less than or equal to 1.10%	11	0.06	11	—
Greater than 1.10%	89	0.38	89	0.33
Origination loan size distribution:
Less than or equal to $750,000	3	0.69	3	0.55
Greater than $750,000 and less than or equal to $3 million	14	0.54	13	0.52
Greater than $3 million and less than or equal to $5 million	10	0.51	10	0.39
Greater than $5 million and less than or equal to $25 million	40	0.49	41	0.43
Greater than $25 million	33	—	33	—
Maturity dates:
Maturing in 2009	6	0.07	6	0.10
Maturing in 2010	3	0.07	3	0.32
Maturing in 2011	5	0.32	5	0.37
Maturing in 2012	9	0.38	10	0.16
Maturing in 2013	11	0.26	—	—

(1)	Consists of the portion of our multifamily mortgage credit book for which we have more detailed loan level information, which constitutes approximately 83% and 82% of our total multifamily mortgage credit book of business as of March 31, 2009 and December 31, 2008, respectively.

(2)	Percentage based on unpaid principal balance.

(3)	Includes multifamily loans that are two months or more past due.

Guaranty Obligations

The following table displays changes in our “Guaranty obligations” in our condensed consolidated balance sheets for the three months ended March 31, 2009 and 2008.

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	(Dollars in millions)

Beginning balance, January 1	$12,147	$15,393
Additions to guaranty obligations(1)	1,335	2,123
Amortization of guaranty obligation into guaranty fee income	(1,763)	(1,839)
Impact of consolidation activity(2)	(46)	(156)

Ending balance, March 31	$11,673	$15,521

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guarantees.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligations to the respective trusts.

Deferred profit is a component of “Guaranty obligations” in our condensed consolidated balance sheets and is included in the table above. We recorded deferred profit on guarantees issued or modified on or after the adoption date of FIN 45 and before the adoption of SFAS 157 if the consideration we expected to receive for our guaranty exceeded the estimated fair value of the guaranty obligation at issuance.

Deferred profit had a carrying amount of $2.2 billion and $2.5 billion as of March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, we recognized deferred profit amortization of $283 million and $314 million, respectively.

The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $4.6 billion and $3.8 billion as of March 31, 2009 and December 31, 2008, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in a MBS trust in a Fannie Mae securitization transaction; however, we are compensated to carry out administrative functions for the trust and oversee the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either a MSA or a MSL.

The following table displays the carrying value and fair value of our MSA for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008
	(Dollars in millions)

Cost basis:
Beginning balance	$764	$1,171
Additions	25	101
Amortization	(30)	(71)
Other-than-temporary impairments	(109)	(110)
Reductions for MBS trusts paid-off and impact of consolidation activity	—	(8)

Ending balance	650	1,083

Valuation allowance:
Beginning balance	73	10
LOCOM adjustments	269	235
LOCOM recoveries	(239)	(171)

Ending balance	103	74

Carrying value	$547	$1,009

Fair value, beginning of period	$855	$1,808

Fair value, end of period	$617	$1,319

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The carrying value of our MSL, which approximates its fair value, was $58 million and $42 million as of March 31, 2009 and December 31, 2008, respectively.

We recognized servicing income, referred to as “Trust management income” in our condensed consolidated statements of operations of $11 million and $107 million for the three months ended March 31, 2009 and 2008, respectively.

9.	Acquired Property, Net

Acquired property, net consists of foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. The following table displays the activity in acquired property and the related valuation allowance for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$8,040	$(1,122)	$6,918	$3,853	$(251)	$3,602
Additions	2,542	(16)	2,526	2,270	(8)	2,262
Disposals	(2,823)	373	(2,450)	(1,054)	102	(952)
Write-downs, net of recoveries	—	(364)	(364)	—	(191)	(191)

Balance as of end of period	$7,759	$(1,129)	$6,630	$5,069	$(348)	$4,721

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our Single-family segment.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates as of March 31, 2009 and December 31, 2008.

	As of
	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$12	4.33%	$77	0.01%

Fixed short-term debt:
Discount notes	$271,082	1.11%	$322,932	1.75%
Foreign exchange discount notes	169	1.19	141	2.50
Other short-term debt	299	2.20	333	2.80

Total fixed short-term debt	271,550	1.11	323,406	1.75
Floating-rate short-term debt(2)	3,132	1.25	7,585	1.66

Total short-term debt	$274,682	1.11%	$330,991	1.75%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of March 31, 2009 and December 31, 2008.

	As of
	March 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2009-2030	$276,080	4.58%	2009-2030	$251,063	4.92%
Medium-term notes	2009-2019	156,749	3.72	2009-2018	151,277	4.20
Foreign exchange notes and bonds	2010-2028	1,055	5.63	2009-2028	1,513	4.70
Other long-term debt(2)	2009-2039	70,910	5.96	2009-2038	73,061	5.95

Total senior fixed		504,794	4.51		476,914	4.85
Senior floating:
Medium-term notes	2009-2013	57,987	0.92	2009-2017	45,737	2.21
Other long-term debt(2)	2020-2037	783	7.69	2020-2037	874	7.22

Total senior floating		58,770	1.02		46,611	2.30
Subordinated fixed:
Medium-term notes	2011-2011	2,500	6.24	2011-2011	2,500	6.24
Other subordinated debt	2012-2019	7,166	6.61	2012-2019	7,116	6.58

Total subordinated fixed		9,666	6.51		9,616	6.50
Debt from consolidations	2009-2039	6,089	5.90	2009-2039	6,261	5.87

Total long-term debt(3)		$579,319	4.21%		$539,402	4.67%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Reported amounts include a net discount and other cost basis adjustments of $18.7 billion and $15.5 billion as of March 31, 2009 and December 31, 2008, respectively.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may not be able to draw on them if and when needed. As of March 31, 2009 and December 31, 2008, we had secured uncommitted lines of credit of $30.0 billion and unsecured uncommitted lines of credit of $500 million. No amounts were drawn on these lines of credit as of March 31, 2009 or December 31, 2008.

Credit Facility with Treasury

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Treasury credit facility require approval from Treasury at the time of request. Treasury is not obligated under the credit facility to make, increase, renew or extend any loan

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

to us. The credit facility does not specify a maximum amount that may be borrowed under the credit facility, but any loans made to us by Treasury pursuant to the credit facility must be collateralized by Fannie Mae MBS or Freddie Mac mortgage-backed securities.

The credit facility does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily London Interbank Offered Rate (“LIBOR”) for a similar term of the loan plus 50 basis points. As of May 7, 2009, we have not drawn on this credit facility. If we borrow under this credit facility, we will account for the draw as a secured borrowing.

11.	Derivative Instruments

We adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), effective January 1, 2009. SFAS 161 amends and expands the disclosure provisions in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), for derivative instruments and hedging activities. As SFAS 161 only requires additional note disclosures, it impacts the notes to our condensed consolidated financial statements, but has no impact to our condensed consolidated financial statements themselves.

We account for our derivatives pursuant to SFAS 133, as amended and interpreted, and recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts are recorded in “Derivative assets at fair value” or “Derivative liabilities at fair value” in our consolidated balance sheet. With the exception of commitments accounted for as derivatives, we do not settle the notional amount of our derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

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

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting to instruments entered into during the period presented. As such, all fair value gains and losses on these derivatives, including accrued interest, are recognized in “Fair value losses, net” in our condensed consolidated statements of operations.

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the criteria of a derivative. Typically, we settle the notional amount of our mortgage commitments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Notional and Fair Value Position of our Derivatives

The following table displays the fair values of asset and liability derivatives on a gross basis, before the application of master netting agreements, as of March 31, 2009.

	As of March 31, 2009
	Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives not designated as hedging instruments:
Swaps:
Pay-fixed(1)	$16,922	$107	$603,928	$(61,150)
Receive-fixed(2)	509,115	38,514	40,708	(704)
Basis	635	20	19,180	(55)
Foreign currency	531	73	691	(185)
Swaptions:
Pay-fixed	77,450	655	7,700	(1)
Receive-fixed	89,630	9,858	—	—
Interest rate caps	500	—	—	—
Other(3)	748	125	—	—

Total gross risk management derivatives	695,531	49,352	672,207	(62,095)
Collateral receivable (payable)(4)	—	15,082	—	(2,092)
Accrued interest receivable (payable)	—	3,732	—	(5,535)

Total net risk management derivatives	$695,531	$68,166	$672,207	$(69,722)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$12,213	$92	$1,534	$(1)
Forward contracts to purchase mortgage-related securities	39,464	445	2,710	(6)
Forward contracts to sell mortgage-related securities	4,531	5	67,454	(779)

Total mortgage commitment derivatives	$56,208	$542	$71,698	$(786)

Derivatives at fair value	$751,739	$68,708	$743,905	$(70,508)

(1)	Estimated fair value amount includes approximately $86 million of fees on unsettled swap terminations related to liability derivatives.

(2)	Estimated fair value amount includes approximately $107 million of fees on unsettled swap terminations related to asset derivatives, and approximately $11 million of fees on unsettled swap terminations related to liability derivatives.

(3)	Includes MBS options, swap credit enhancements, mortgage insurance contracts and certain forward starting debt that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(4)	Collateral receivable represents collateral posted by us for derivatives in a loss position. Collateral payable represents collateral posted by counterparties to reduce our exposure for derivatives in a gain position.

A majority of our derivative instruments contain provisions that require our debt to maintain a minimum credit rating from each of the major credit rating agencies. If our debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a net liability position as of March 31, 2009 is $16.9 billion for which we have posted collateral of $15.1 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered on March 31, 2009, we would be required to post an additional $1.9 billion of collateral to our counterparties.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding notional balances and the estimated fair value of our derivative instruments as of December 31, 2008.

	As of December 31, 2008
	Notional	Estimated
	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$546,916	$(68,379)
Receive-fixed	451,081	42,246
Basis	24,560	(57)
Foreign currency	1,652	(12)
Swaptions:
Pay-fixed	79,500	506
Receive-fixed	93,560	13,039
Interest rate caps	500	1
Other(1)	827	100
Net collateral receivable	—	11,286
Accrued interest payable, net	—	(491)

Total risk management derivatives	$1,198,596	$(1,761)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$9,256	$27
Forward contracts to purchase mortgage-related securities	25,748	239
Forward contracts to sell mortgage-related securities	36,232	(351)

Total mortgage commitment derivatives	$71,236	$(85)

(1)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays, by type of derivative instrument, the fair value gains and losses on our derivatives for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31,
	2009	2008
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$3,314	$(15,895)
Receive-fixed	(1,362)	12,792
Basis	(23)	5
Foreign currency(1)	(73)	146
Swaptions:
Pay-fixed	(15)	(189)
Receive-fixed	(3,238)	273
Interest rate caps	—	(1)
Other(2)	29	64

Total risk management fair value losses, net(3)	(1,368)	(2,805)
Mortgage commitment derivatives fair value losses, net	(338)	(198)

Total derivatives fair value losses, net	$(1,706)	$(3,003)

(1)	Includes the effect of net contractual interest income accruals of approximately $6 million and interest expense accruals of approximately $3 million for the three months ended March 31, 2009 and 2008, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net loss of $79 million for the three months ended March 31, 2009 and a net gain of $149 million for the three months ended March 31, 2008.

(2)	Includes MBS options, swap credit enhancements, mortgage insurance contracts, and certain forward starting debt.

(3)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in our condensed consolidated statements of operations.

Volume and Activity of our Derivatives

Risk Management Derivatives

The following table displays, by derivative instrument type, our risk management derivative activity for the three months ended March 31, 2009.

	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(1)	Fixed(2)	Basis(3)	Currency	Fixed	Fixed	Rate Caps	Other(4)	Total
	(Dollars in millions)

Notional balance as of January 1, 2009	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	98,935	127,958	180	198	5,650	2,200	—	13	235,134
Terminations(5)	(25,001)	(29,216)	(4,925)	(628)	—	(6,130)	—	(92)	(65,992)

Notional balance as of March 31, 2009	$620,850	$549,823	$19,815	$1,222	$85,150	$89,630	$500	$748	$1,367,738

(1)	Notional amounts include swaps callable by us of $1.7 billion as of both March 31, 2009 and December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(2)	Notional amounts include swaps callable by derivatives counterparties of $1.0 billion and $10.4 billion as of March 31, 2009 and December 31, 2008, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $500 million and $925 million as of March 31, 2009 and December 31, 2008, respectively.

(4)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(5)	Includes matured, called exercised, assigned and terminated amounts. Also, includes changes due to foreign exchange rate movements.

Mortgage Commitment Derivatives

The following table displays, by commitment type, our mortgage commitment derivative activity for the three months ended March 31, 2009.

	Purchase	Sale
	Commitments	Commitments
	(Dollars in millions)

Notional balance as of January 1, 2009(1)	$35,004	$36,232
Mortgage related securities:
Open commitments(2)	124,434	165,585
Settled commitments(3)	(108,008)	(129,833)
Loans:
Open commitments(2)	40,766	—
Settled commitments(3)	(36,274)	—

Notional balance as of March 31, 2009(1)	$55,922	$71,984

(1)	Represents the notional balance of open mortgage commitment derivatives.

(2)	Represents open mortgage commitment derivatives traded during the three months ended March 31, 2009.

(3)	Represents mortgage commitment derivatives settled during the three months ended March 31, 2009.

Derivatives Counterparties and Credit Exposure

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The table below displays the credit exposure on outstanding risk management derivative instruments by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$2,127	$562	$2,689	$124	$2,813
Less: Collateral held(4)	—	1,853	390	2,243	—	2,243

Exposure net of collateral	$—	$274	$172	$446	$124	$570

Additional information:
Notional amount(5)	$250	$272,887	$1,093,808	$1,366,945	$793	$1,367,738
Number of counterparties(5)	1	6	11	18	—

	As of December 31, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,044	$686	$3,730	$101	$3,831
Less: Collateral held(4)	—	2,951	673	3,624	—	3,624

Exposure net of collateral	$—	$93	$13	$106	$101	$207

Additional information:
Notional amount(5)	$250	$533,317	$664,155	$1,197,722	$874	$1,198,596
Number of counterparties(5)	1	8	10	19

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by calculating the cost, on a present value basis, to replace all outstanding contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and noncash collateral posted by our counterparties to us as of March 31, 2009 and December 31, 2008. The value of the non-cash collateral is reduced in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $15.1 billion related to our counterparties’ credit exposure to us as of March 31, 2009 and $15.0 billion related to our counterparties’ credit exposure to us as of December 31, 2008.

(5)	Interest rate and foreign currency derivatives in a net gain position had a total notional amount of $209.5 billion and $103.1 billion as of March 31, 2009 and December 31, 2008, respectively. Total number of interest rate and foreign currency counterparties in a net gain position was 3 and 2 as of March 31, 2009 and December 31, 2008, respectively.

12.	Income Taxes

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three months ended March 31, 2009 and 2008 was 3% and 57%, respectively, and it is different

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

from the federal statutory rate of 35% due to the benefits of our holdings of tax-exempt investments. In addition, our effective tax rate for the three months ended March 31, 2009 was also impacted by a valuation allowance of $8.8 billion as well as a benefit for our ability to carry back to prior years net operating losses expected to be generated in the current year, and our effective tax rate for the three months ended March 31, 2008 was also impacted by the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $1.7 billion and $3.9 billion as of March 31, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or Fannie Mae stockholders’ equity (deficit) if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

We are in a cumulative book taxable loss position and have been for more than a twelve-quarter period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions. These conditions deteriorated dramatically during 2008, causing a significant increase in our pre-tax loss, due in part to much higher credit losses, and downward revisions to our projections of future results. Because of the volatile economic conditions our projections of future credit losses have become more uncertain.

During the third quarter of 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA. As a result, we recorded a valuation allowance to our deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through AOCI on our available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts. There have been no changes to our conclusion as of March 31, 2009. However, in 2009, we did not establish a valuation allowance for the benefit recognized in the three months ended March 31, 2009 related to our ability to carry back to prior years net operating losses expected to be generated in the current year.

The Internal Revenue Service (“IRS”) is currently examining our 2005 and 2006 federal income tax returns. The IRS Appeals Division is currently considering issues related to tax years 1999-2004.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Unrecognized Tax Benefits

We had $169 million and $1.7 billion of unrecognized tax benefits as of March 31, 2009 and December 31, 2008, respectively. Of these amounts, we had $8 million as of both March 31, 2009 and December 31, 2008, which, if resolved favorably, would reduce our effective tax rate in future periods. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months related to issues currently being considered by the IRS. The decrease in our unrecognized tax benefit during the three months ended March 31, 2009 is due to our settlement reached with the IRS regarding certain tax positions related to fair market value losses. The decrease in our unrecognized tax benefit represents a temporary difference; therefore, it does not result in a change to our effective tax rate.

The following table displays the changes in our unrecognized tax benefits for the three months ended March 31, 2009 and 2008, respectively.

	For the Three Months Ended March 31,
	2009	2008
	(Dollars in millions)

Unrecognized tax benefit as of January 1	$1,745	$124
Gross increases—tax positions in prior years	—	544
Settlements	(1,576)	—

Unrecognized tax benefit as of March 31(1)	$169	$668

(1)	Amounts exclude tax credits of $27 million and $63 million for the three months ended March 31, 2009 and 2008, respectively.

13.	Loss Per Share

The following table displays the computation of basic and diluted loss per share of common stock for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008

Net loss attributable to Fannie Mae	$(23,168)	$(2,186)
Preferred stock dividends(1)	(29)	(322)

Net loss available to common stockholders—basic and diluted	$(23,197)	$(2,508)

Weighted-average common shares outstanding—basic and diluted(2)	5,666	975
Basic and diluted loss per share	$(4.09)	$(2.57)

(1)	Amount for the three months ended March 31, 2009 includes approximately $25 million of dividends declared and paid on March 31, 2009 on our outstanding cumulative senior preferred stock and $4 million of dividends accumulated, but undeclared, on our outstanding cumulative senior preferred stock.

(2)	Amount for the three months ended March 31, 2009 includes 4.6 billion weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through March 31, 2009. There were no dilutive potential common shares for the three months ended March 31, 2009 and 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

14.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the three months ended March 31, 2009 and 2008. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended March 31,
	2009			2008
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$9	$1	$1	$11	$2	$1
Interest cost	13	2	2	13	2	2
Expected return on plan assets	(11)	—	—	(15)	—	—
Amortization of net actuarial loss	9	—	—	—	—	—
Amortization of net prior service cost (credit)	—	—	(1)	—	1	(1)
Amortization of initial transition obligation	—	—	1	—	—	1
Curtailment gain	—	(1)	—	—	—	—

Net periodic benefit cost	$20	$2	$3	$9	$5	$3

During the three months ended March 31, 2009, we contributed $2 million to our nonqualified pension plans and $2 million to other postretirement benefit plans. During the remaining period of 2009, we anticipate contributing an additional $11 million to our benefit plans, $4 million to our nonqualified pension plans and $7 million to our postretirement benefit plan.

15.	Segment Reporting

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our segment results for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$15	$(62)	$3,295	$3,248
Guaranty fee income (expense)(2)	1,966	158	(372)	1,752
Trust management income	11	—	—	11
Investment gains (losses), net	73	—	(5,503)	(5,430)
Fair value losses, net	—	—	(1,460)	(1,460)
Debt extinguishment losses, net	—	—	(79)	(79)
Losses from partnership investments	—	(357)	—	(357)
Fee and other income	85	27	69	181
Administrative expenses	(320)	(91)	(112)	(523)
Provision for credit losses	(19,791)	(543)	—	(20,334)
Other income (expenses)	(742)	(15)	(60)	(817)

Loss before federal income taxes	(18,703)	(883)	(4,222)	(23,808)
Provision (benefit) for federal income taxes	(645)	168	(146)	(623)

Net loss	(18,058)	(1,051)	(4,076)	(23,185)
Less: Net loss attributable to the non controlling interest	—	17	—	17

Net loss attributable to Fannie Mae	$(18,058)	$(1,034)	$(4,076)	$(23,168)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Three Months Ended March 31, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$134	$(103)	$1,659	$1,690
Guaranty fee income (expense)(2)	1,942	148	(338)	1,752
Trust management income	105	2	—	107
Investment losses, net	(48)	—	(63)	(111)
Fair value losses, net	—	—	(4,377)	(4,377)
Debt extinguishment losses, net	—	—	(145)	(145)
Losses from partnership investments	—	(141)	—	(141)
Fee and other income	102	62	63	227
Administrative expenses	(286)	(108)	(118)	(512)
(Provision) benefit for credit losses	(3,081)	8	—	(3,073)
Other expenses	(420)	(40)	(70)	(530)

Loss before federal income taxes and extraordinary losses	(1,552)	(172)	(3,389)	(5,113)
Benefit for federal income taxes	(544)	(322)	(2,062)	(2,928)

Income (loss) before extraordinary losses	(1,008)	150	(1,327)	(2,185)
Extraordinary losses, net of tax effect	—	—	(1)	(1)

Net income (loss) attributable to Fannie Mae	$(1,008)	$150	$(1,328)	$(2,186)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

16.	Regulatory Capital Requirements

In October 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We will continue to submit capital reports to FHFA during the conservatorship and FHFA will continue to closely monitor our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of March 31, 2009 and December 31, 2008, we had a minimum capital deficiency of $65.8 billion and $42.2 billion, respectively. These amounts exclude the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, since senior preferred stock is not included in core capital due to its cumulative dividend provisions.

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of March 31, 2009 and December 31, 2008, we had a net worth deficit of $18.9 billion and $15.2 billion, respectively.

Pursuant to the Regulatory Reform Act, if our total assets are less than our total obligations for a period of 60 days, FHFA will be mandated by law to appoint a receiver for Fannie Mae. Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we avoid a net worth deficit, in order to avoid this mandatory trigger of receivership under the Regulatory Reform Act. In order to avoid a net worth deficit, we may draw up to $200 billion in funds from Treasury under the senior preferred stock purchase agreement as amended on May 6, 2009. Refer to “Note 20, Subsequent Event.”

Under the senior preferred stock purchase agreement, we are restricted from engaging in certain capital transactions, such as the declaration of dividends (other than on the senior preferred stock), without the prior written consent of Treasury, until the senior preferred stock is repaid or redeemed in full.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

the securities were labeled as such when issued. We reduce our risk associated with these loans through credit enhancements, as described below under “Mortgage Insurers.”

The following table displays the percentage of our conventional single-family mortgage credit book of business that consists of interest-only loans, negative-amortizing adjustable rate mortgages (“ARMs”) and loans with an estimated mark-to-market loan to value (“LTV”) ratio of greater than 80% as of March 31, 2009 and December 31, 2008.

	Percentage of Conventional
	Single-Family Mortgage Credit
	Book of Business
	As of
	March 31, 2009	December 31, 2008

Interest-only loans	8%	8%
Negative-amortizing ARMs	—	1
80%+ LTV loans	39	34

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our single-family mortgage credit book of business as of March 31, 2009 and December 31, 2008.

	As of
	March 31, 2009		December 31, 2008
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$286,583	9%	$295,622	10%
Subprime(3)	18,311	1	19,086	1

Total	$304,894	10%	$314,708	11%

Private-label securities:
Alt-A(4)	$27,072	1%	$27,858	1%
Subprime(5)	23,538	1	24,551	1

Total	$50,610	2%	$52,409	2%

(1)	Calculated based on total unpaid principal balance of our single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Other concentrations

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 82% and 81% of our single-family mortgage credit book of business as of March 31, 2009 and December 31, 2008, respectively. Our ten largest

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

multifamily mortgage servicers including their affiliates serviced 76% and 75% of our multifamily mortgage credit book of business as of March 31, 2009 and December 31, 2008, respectively.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  We had primary and pool mortgage insurance coverage on single-family mortgage loans in our guaranty book of business of $108.2 billion and $8.7 billion, respectively, as of March 31, 2009, compared with $109.0 billion and $9.7 billion, respectively, as of December 31, 2008. Over 99% of our mortgage insurance was provided by eight mortgage insurance companies as of both March 31, 2009 and December 31, 2008.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. As of March 31, 2009, these mortgage insurers provided $116.8 billion, or 99%, of our total mortgage insurance coverage on single-family loans in our guaranty book of business. The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth. During the three months ended March 31, 2009, we recorded a $217 million provision for an estimate of potential losses resulting from the inability of one of our mortgage insurers to fully pay claims.

Financial Guarantors.  We were the beneficiary of financial guarantees totaling approximately $10.0 billion and $10.2 billion as of March 31, 2009 and December 31, 2008, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We obtained these guarantees from nine financial guaranty insurance companies. In addition, we are the beneficiary of financial guarantees totaling $41.9 billion and $43.5 billion as of March 31, 2009 and December 31, 2008, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Derivatives Counterparties.  For information on credit risk associated with our derivatives transactions refer to “Note 11, Derivative Instruments.”

18.	Fair Value of Financial Instruments

The fair value of financial instruments disclosure required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, includes commitments to purchase multifamily mortgage loans and single-family reverse mortgage loans, which are off-balance sheet financial instruments that are not recorded in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

The following table displays the carrying value and estimated fair value of our financial instruments as of March 31, 2009 and December 31, 2008.

	As of
	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$25,153	$25,153	$18,462	$18,462
Federal funds sold and securities purchased under agreements to resell(2)	53,195	53,240	57,418	57,420
Trading securities	86,278	86,278	90,806	90,806
Available-for-sale securities	261,041	261,041	266,488	266,488
Mortgage loans held for sale	22,915	23,327	13,270	13,458
Mortgage loans held for investment, net of allowance for loan losses	406,148	402,832	412,142	406,233
Advances to lenders	14,721	14,385	5,766	5,412
Derivative assets	1,369	1,369	869	869
Guaranty assets and buy-ups	7,419	9,101	7,688	9,024

Total financial assets	$878,239	$876,726	$872,909	$868,172

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$12	$12	$77	$77
Short-term debt	274,682	275,263	330,991	332,290
Long-term debt	579,319	608,782	539,402	574,281
Derivative liabilities	3,169	3,169	2,715	2,715
Guaranty obligations	11,673	115,766	12,147	90,875

Total financial liabilities	$868,855	$1,002,992	$885,332	$1,000,238

(1)	Includes restricted cash of $1.9 billion and $529 million as of March 31, 2009 and December 31, 2008, respectively.

(2)	Includes $9.1 billion as of March 31, 2009 related to trades settling after March 31, 2009 which are recorded in “Other liabilities” in our condensed consolidated balance sheet.

Notes to Fair Value of Financial Instruments

Cash and Cash Equivalents—The carrying value of cash and cash equivalents is a reasonable estimate of their approximate fair value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell—The carrying value of our federal funds sold and securities purchased under agreements to resell approximates the fair value of these instruments due to their short-term nature, exclusive of dollar roll resell transactions. The fair value of our dollar roll resell transactions reflects prices for similar securities in the market.

Trading Securities and Available-for-Sale Securities—Our investments in securities are recognized at fair value in our condensed consolidated financial statements. Fair values of securities are primarily based on observable

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 6, Investments in Securities.”

Mortgage Loans Held for Sale—Held for sale (“HFS”) loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

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

Derivatives Assets and Liabilities (collectively, “Derivatives”)—Our risk management derivatives and mortgage commitment derivatives are recognized in our condensed consolidated balance sheets at fair value, taking into consideration the effects of any legally enforceable master netting agreements that allow us to settle derivative asset and liability positions with the same counterparty on a net basis, as well as cash collateral. We use observable market prices or market prices obtained from third parties for derivatives, when available. For derivative instruments where market prices are not readily available, we estimate fair value using model-based interpolation based on direct market inputs. Direct market inputs include prices of instruments with similar maturities and characteristics, interest rate yield curves and measures of interest rate volatility. Details of these estimated fair values by type are displayed in “Note 11, Derivative Instruments.”

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one month LIBOR plus the option-adjusted spread (“OAS”) for interest-only trust securities. The interest-only OAS is calibrated using prices of a representative sample of interest-only trust securities. We believe the remitted fee income is less liquid than interest-only trust securities and more like an excess servicing strip. We take a further haircut of the present value for liquidity considerations. The haircut is based on market quotes from dealers. The fair value of the guaranty assets as presented in the table above and the recurring fair value measurement table below include the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but is recorded separately as a component of “Other assets” in our condensed consolidated balance sheets. While the fair value of the guaranty assets reflect all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying value of our federal funds purchased and securities sold under agreements to repurchase approximates the fair value of these instruments due to the short-term nature of these liabilities, exclusive of dollar roll repurchase transactions.

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

Guaranty Obligations—The fair value of all guaranty obligations (“GO”), measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the GO using our internal GO valuation models which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as default rates, severity rates and required rate of return. We further adjust the model values based on our current market pricing when such transactions reflect credit characteristics that are similar to our outstanding guaranty obligations. While the fair value of the GO reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of FIN 45.

Fair Value Measurement

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Recurring Change in Fair Value

The following tables display our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of March 31, 2009 and December 31, 2008. Specifically, as disclosed under SFAS 157 requirements, total assets measured at fair value on a recurring basis and classified as level 3 were $52.2 billion, or 6% of “Total assets” and $62.0 billion, or 7% of “Total assets” in our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

	Fair Value Measurements as of March 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities	$3	$75,967	$10,308	$—	$86,278
Available-for-sale securities	—	220,629	40,412	—	261,041
Derivative assets(2)	—	54,860	331	(53,930)	1,261
Guaranty assets and buy-ups	—	—	1,179	—	1,179

Total assets at fair value	$3	$351,456	$52,230	$(53,930)	$349,759

Liabilities:
Long-term debt	$—	$19,404	$867	$—	$20,271
Derivative liabilities(2)	—	69,972	23	(66,923)	3,072
Other liabilities	—	469	—	—	469

Total liabilities at fair value	$—	$89,845	$890	$(66,923)	$23,812

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2009 and the year ended December 31, 2008. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in our condensed consolidated statement of operations for level 3 assets and liabilities for the three months ended March 31, 2009 and the year ended December 31, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2009
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2009	$12,765	$47,837	$310	$1,083	$(2,898)
Realized/unrealized gains (losses) included in net loss	(165)	(3,944)	(5)	40	58
Unrealized gains included in other comprehensive loss	—	3,440	—	28	—
Purchases, sales, issuances, and settlements, net	(658)	(2,057)	3	28	1,449
Transfers in/out of level 3, net(1)	(1,634)	(4,864)	—	—	524

Ending balance as of March 31, 2009	$10,308	$40,412	$308	$1,179	$(867)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of March 31, 2009(2)	$(105)	$—	$(12)	$45	$44

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Realized/unrealized gains (losses) included in net loss	(800)	13	52	20	16
Unrealized losses included in other comprehensive loss	—	(896)	—	(59)	—
Purchases, sales, issuances, and settlements, net	(814)	(695)	(64)	99	4,275
Transfers in level 3, net(3)	1,078	16,841	103	—	198

Ending balance as of March 31, 2008	$17,972	$36,183	$252	$1,628	$(3,399)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of March 31, 2008(2)	$(518)	$—	$55	$59	$54

(1)	The net transfers to level 2 from level 3 are due to improvements in pricing transparency from recent transactions, which provided some convergence in prices obtained by third party vendors for certain private-label securities backed by non-fixed rate Alt-A securities.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

(3)	During the three months ended March 31, 2008, transfers into level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display gains and losses (realized and unrealized) recorded in our condensed consolidated statement of operation for the three months ended March 31, 2009 and 2008, for assets and liabilities transferred into level 3 and measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended
	March 31, 2009
	Trading	Available-for-sale
	Securities	Securities
	(Dollars in millions)

Realized and unrealized losses included in net loss	$(8)	$(199)
Unrealized gains included in other comprehensive loss	—	228

Total gains (losses)	$(8)	$29

Amount of level 3 transfers in	$236	$1,727

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended
	March 31, 2008
	Trading	Available-for-sale	Net
	Securities	Securities	Derivatives
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$(159)	$(11)	$13
Unrealized losses included in other comprehensive loss	—	(2,174)	—

Total gains (losses)	$(159)	$(2,185)	$13

Amount of level 3 transfers in	$3,818	$18,279	$103

The following tables display pre-tax gains and losses (realized and unrealized) included in our condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, for our level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended March 31, 2009
	Interest			Fair
	Income	Guaranty		Value
	Investment in	Fee	Investment	Losses,
	Securities	Income	Losses, Net	net	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of March 31, 2009	$335	$(208)	$(4,034)	$(109)	$(4,016)
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of March 31, 2009	$—	$45	$—	$(73)	$(28)

	For the Three Months Ended March 31, 2008
	Interest			Fair
	Income	Guaranty		Value
	Investment in	Fee	Investment	Losses,
	Securities	Income	Losses, Net	net	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of March 31, 2008	$(4)	$(70)	$99	$(724)	$(699)
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of March 31, 2008	$—	$59	$—	$(409)	$(350)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-recurring Change in Fair Value

The following tables display assets and liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the three months ended March 31, 2009 and 2008, as a result of fair value measurement are summarized below.

						For the
						Three Months
	Fair Value Measurements					Ended
	As of March 31, 2009					March 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated		Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value		Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$1,272	$2,067	$3,339	(1)	$(205)
Mortgage loans held for investment, at amortized cost	—	—	528	528	(2)	(55)
Acquired property, net	—	—	6,040	6,040	(3)	(338)
Guaranty assets	—	—	1,669	1,669		(137)
Master servicing assets	—	—	453	453		(139)
Partnership investments	—	—	4,666	4,666		(147	)(4)

Total assets at fair value	$—	$1,272	$15,423	$16,695		$(1,021)

Liabilities:
Master servicing liabilities	$—	$—	$48	$48		$(13)

Total liabilities at fair value	$—	$—	$48	$48		$(13)

						For the
						Three Months
	Fair Value Measurements					Ended
	As of March 31, 2008					March 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated		Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value		Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or market	$—	$4,273	$596	$4,869	(1)	$(75)
Mortgage loans held for investment, at amortized cost	—	—	201	201	(2)	(14)
Acquired property, net	—	—	2,388	2,388	(3)	(208)
Guaranty assets	—	—	3,062	3,062		(269)
Master servicing assets	—	—	596	596		(174)

Total assets at fair value	$—	$4,273	$6,843	$11,116		$(740)

Liabilities:
Master servicing liabilities	$—	$—	$9	$9		$(2)

Total liabilities at fair value	$—	$—	$9	$9		$(2)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Includes $722 million and $6.9 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of March 31, 2009 and 2008, respectively.

(2)	Includes $18 million and $11 million of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of March 31, 2009 and 2008, respectively.

(3)	Includes $1.9 billion and $650 million of foreclosed properties that were sold as of March 31, 2009 and 2008, respectively.

(4)	Represents impairment charge related to LIHTC partnerships and other equity investments in multifamily properties as of March 31, 2009.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Assets and Buy-ups—Guaranty assets related to our portfolio securitizations are measured at fair value on a recurring basis and are classified within level 3 of the valuation hierarchy. Guaranty assets in a lender swap transactions that are impaired under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets are measured at fair value on a non-recurring basis and are classified within level 3 of the fair value hierarchy. As described above, level 3 inputs include management’s best estimate of certain key assumptions.

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

Short-Term Debt and Long-Term Debt—The majority of our debt instruments are priced using pricing services. When third-party pricing is not available on non-callable debt, we use a discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. When third-party pricing is not available for callable bonds, we use internally-developed models calibrated to market to price these bonds. Included within short-term debt and long-term debt are structured notes for which we elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivatives through which we have swapped out of the structured features of the notes. Where the inputs into the valuation are primarily based upon observable market data, our debt is classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable or valued with a quote from a single source, our debt is classified within level 3 of the valuation hierarchy.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Elections

The following is a discussion of the primary financial instruments for which we made fair value elections and the basis for those elections.

Non-mortgage-related securities

We elected the fair value option for all non-mortgage-related securities, as these securities are held primarily for liquidity risk management purposes. The fair value of these instruments reflects the most transparent basis of reporting. Instruments which were held at adoption had an aggregate fair value of $13.9 billion and $16.5 billion as of March 31, 2009 and December 31, 2008, respectively.

Prior to the adoption of SFAS 159, these available-for-sale securities were recorded at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), with changes in fair value recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our condensed consolidated statements of operations.

Mortgage-related securities

We elected the fair value option for certain 15-year and 30-year agency mortgage-related securities that were previously classified as available-for-sale securities in our mortgage portfolio. These securities were selected for the fair value option primarily in order to reduce the volatility in earnings that results from accounting asymmetry between our derivatives that are accounted for at fair value through earnings and our available-for-sale securities that are accounted for at fair value through AOCI. Instruments which were held at adoption had an aggregate fair value of $15.9 billion and $16.4 billion as of March 31, 2009 and December 31, 2008, respectively.

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

As of March 31, 2009, these instruments had an aggregate fair value and unpaid principal balance of $20.3 billion and $20.2 billion, respectively, recorded in “Long-term debt,” in our condensed consolidated balance sheet. There were no outstanding short-term structured debt instruments elected under the fair value option remaining as of March 31, 2009.

As of December 31, 2008, these instruments had an aggregate fair value and unpaid principal balance of $4.5 billion recorded in “Short-term debt,” and an aggregate fair value and unpaid principal balance of

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

$21.6 billion and $21.5 billion, respectively, recorded in “Long-term debt,” in our condensed consolidated balance sheet.

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

Changes in Fair Value under the Fair Value Option Election

The following tables display debt fair value losses, net, including changes attributable to instrument-specific credit risk. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 for which the fair value election was made.

	For the Three Months Ended
	March 31, 2009
	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)
	(Dollars in millions)

Changes in instrument-specific credit risk	$—	$27	$27
Other changes in fair value	—	(3)	(3)

Debt fair value gains, net	$—	$24	$24

	For the Three Months Ended
	March 31, 2008
	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)
	(Dollars in millions)

Changes in instrument-specific credit risk	$8	$92	$100
Other changes in fair value	(10)	(80)	(90)

Debt fair value gains (losses), net	$(2)	$12	$10

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

19.	Commitments and Contingencies

Legal Contingencies

We are party to various types of legal proceedings. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, examinations and other matters. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

cash flows, and net worth. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be and we may ultimately pay amounts that differ materially from our estimates. Reserves are established for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. In the three month period ended March 31, 2009, we recorded a reserve for legal claims related to matters for which we were able to determine a loss was probable and reasonably estimable. For all other pending matters, we have concluded that a loss was not both probable and reasonably estimable as of May 7, 2009; therefore, we have not recorded a reserve for those matters. With respect to the lawsuits described below, whether or not we have recorded a reserve, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

In addition to the matters specifically described herein, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business.

During 2009 and 2008, we advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to indemnification agreements. None of these amounts was material.

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

On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in the consolidated shareholder class action.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In re Fannie Mae 2008 Securities Litigation

Beginning on August 7, 2008, a series of shareholder lawsuits were filed under the Securities Act, the Securities Exchange Act or both acts against underwriters of issuances of certain Fannie Mae common and preferred stock. Several of these lawsuits were also filed against us and/or against certain current and former Fannie Mae officers and directors. Most of these lawsuits were filed in the U.S. District Court for the Southern District of New York. While the factual allegations in these cases vary to some degree, these plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. The various complaints allege violations of Section 12(a)(2) of the Securities Act and/or violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act and seek various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief.

On February 11, 2009, the Judicial Panel on Multidistrict Litigation granted our motion to transfer and coordinate each of the actions filed outside the U.S. District Court for the Southern District of New York with the other recently filed section 10(b) and section 12(a)(2) actions filed in that court and the ERISA actions filed in the U.S. District Court for the District of Columbia. As a result, the following cases reported individually in our 2008 Form 10-K are now pending in the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings: Krausz v. Fannie Mae, et al.; Kramer v. Fannie Mae, et al.; Genovese v. Ashley, et al.; Gordon v. Ashley, et al.; Crisafi v. Merrill Lynch, et al.; Fogel Capital Mgmt. v. Fannie Mae, et al.; Jesteadt v. Ashley, et al.; Sandman v. J.P. Morgan Securities, Inc., et al.; Frankfurt v. Lehman Bros., Inc., et al.; Schweitzer v. Merrill Lynch, et al.; Williams v. Ashley, et al.; and Jarmain v. Merrill Lynch, et al.

On February 13, 2009, the district court entered an order consolidating all of the section 10(b) and section 12(a)(2) actions; appointing Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of preferred stock; and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of common stockholders. On March 27, 2009, Horizon Asset Management, Inc. filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Second Circuit seeking to be named lead plaintiff on behalf of the common stockholders. On April 16, 2009, the district court ordered the lead plaintiffs to file a joint consolidated complaint, by June 1, 2009.

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

On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this case.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Gwyer v. Fannie Mae Compensation Committee, et al. (Gwyer II) Moore v. Fannie Mae, et al.

On October 23, 2008, Mary P. Moore filed a proposed class action complaint in the U.S. District Court for the District of Columbia against our Board of Directors’ Compensation Committee, our Benefits Plans Committee, and certain current and former Fannie Mae officers and directors. Similarly, on November 25, 2008, David Gwyer filed a nearly identical lawsuit in that same court. Both cases are based on ERISA. Plaintiffs allege that defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries with regards to the ESOP’s investment in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The complaints allege that the defendants breached purported fiduciary duties with respect to the ESOP. The plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief.

On February 11, 2009, the Judicial Panel of Multidistrict Litigation entered an order transferring the Moore case to the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings with the other recently filed section 10(b) and section 12(a)(2) suits. Similarly, on March 10, 2009, the Panel transferred the Gwyer II case to the U.S. District Court for the Southern District of New York.

On March 26, 2009, plaintiffs Moore and Gwyer filed a joint motion in the U.S. District Court for the Southern District of New York for consolidation of their cases, for appointment on an interim basis of co-lead counsel, and for leave to file an amended consolidated complaint.

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

On March 9, 2009, the Court entered an order staying this case until June 30, 2009.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

punitive, exemplary, enhanced and treble damages, restitution, disgorgement, certain equitable relief and their fees and costs.

Former Management Arbitration

On July 8, 2008, our former Chief Financial Officer and Vice Chairman, J. Timothy Howard, initiated an arbitration proceeding against Fannie Mae before a Federal Arbitration, Inc. panelist. Mr. Howard claimed that he was entitled to salary continuation under his employment agreement because, in December 2004, he allegedly terminated his employment with Fannie Mae for “Good Reason,” as defined in his employment agreement, effective January 31, 2005. The parties stipulated that should Mr. Howard prevail on his salary continuation claim, the damages awarded on that claim would be approximately $1.7 million plus any interest deemed appropriate by the arbitrator under applicable law. On December 11, 2008, the arbitrator ruled in favor of Mr. Howard, and awarded him the stipulated amount with interest from the date of the award. On January 23, 2009, Fannie Mae filed a counterclaim seeking recovery of Mr. Howard’s 2003 annual incentive plan bonus of approximately $1.2 million plus prejudgment interest. On February 5, 2009, the arbitrator issued an order granting Mr. Howard prejudgment interest on the award. On April 21, 2009, the arbitrator issued an order dismissing Fannie Mae’s counterclaim.

Investigation by the Securities and Exchange Commission

On September 26, 2008, we received notice of an ongoing investigation into Fannie Mae by the SEC regarding certain accounting and disclosure matters. On January 8, 2009, the SEC issued a formal order of investigation. We are cooperating fully with this investigation.

Investigation by the Department of Justice

On September 26, 2008, we received notice of an ongoing federal investigation by the U.S. Attorney for the Southern District of New York into certain accounting, disclosure and corporate governance matters. In connection with that investigation, Fannie Mae received a Grand Jury subpoena for documents. That subpoena was subsequently withdrawn. However, we have been informed that the Department of Justice is continuing an investigation. We are cooperating fully with this investigation.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Note 20 —	Subsequent Event

Treasury and FHFA, acting on our behalf in its capacity as our conservator, entered into an amendment to the senior preferred stock purchase agreement between us and Treasury on May 6, 2009. The financial terms of the amendment to the senior preferred stock purchase agreement are as follows:

•	Treasury’s maximum funding commitment to us under the agreement was increased from $100 billion to $200 billion.

•	The covenant limiting the amount of mortgage assets we can own on December 31, 2009 was increased from $850 billion to $900 billion. We continue to be required to reduce our mortgage assets, beginning on December 31, 2010 and each year thereafter, to 90% of the amount of our mortgage assets as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.

•	The covenant limiting the amount of our indebtedness was changed. Prior to the amendment, our debt cap was equal to 110% of our indebtedness as of June 30, 2008. As amended, our debt cap through December 30, 2010 equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to hold on December 31 of the immediately preceding calendar year.

º	We estimate that our indebtedness as of March 31, 2009 totaled $869.3 billion, which is approximately $22.7 billion below our estimated debt limit of $892.0 billion in effect at that time and $210.7 billion below our revised debt limit.

º	Our calculation of our indebtedness for purposes of complying with our debt cap, which has not been confirmed by Treasury, reflects the unpaid principal balance of our debt outstanding or, in the case of long-term zero coupon bonds, the unpaid principal balance at maturity. Our calculation excludes debt basis adjustments and debt recorded from consolidations.

•	The agreement continues to provide that, for purposes of evaluating our compliance with the limitation on the amount of mortgage assets we may own, the effect of changes in generally accepted accounting principles that occur subsequent to the date of the agreement and that require us to recognize additional mortgage assets on our balance sheet (for example, proposed amendments to SFAS 140), will not be considered. In addition, the definition of indebtedness in the agreement was revised to clarify that it also does not give effect to any change that may be made in respect of SFAS 140 or any similar accounting standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2009, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2009 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of March 31, 2009 or as of the date of filing this report for two reasons:

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

As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2009 or as of the date of this filing, and we have two material weaknesses in our internal control over financial reporting. These material weaknesses are described in more detail below under “Material Weaknesses in Internal Control Over Financial Reporting.”

Given the nature of the weakness in our disclosure controls and procedures relating to information known by FHFA, it is likely that we will not remediate the weakness in our disclosure controls and procedures while we are under conservatorship. We are taking steps to design, implement and test new controls to remediate the material weakness in the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary impairment assessment process for private-label mortgage-related securities by September 30, 2009.

MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we continued to have the following material weaknesses as of March 31, 2009 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2009 or as of the date of filing this report. Given the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

•	Model Inputs Used in Other-than-temporary-Impairment Process for Private-label Mortgage-related Securities. We employ models to assess the expected performance of our securities under hypothetical scenarios. These models consider particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement. These models were primarily implemented in the fourth quarter of 2007. We use these models in combination with our assessment of other relevant factors, including subordination level, security price, empirical severity and default, and external credit ratings, among others, to determine if a security is other-than-temporarily impaired. The models we use for assessing other-than-temporary impairment are not used by us for determining the fair value of private-label mortgage-related securities.

We did not maintain effective internal control over financial reporting with respect to the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary-impairment assessment process for private-label mortgage-related securities. Specifically, the design of the controls over these model inputs do not require full testing or proper validation for accuracy of modifications prior to use in our other-than-temporary impairment assessment. As a result, an incorrect modification to a model input was made in the fourth quarter of 2008 and initially used in our other-than-temporary impairment assessment in connection with the preparation of our 2008 Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes in our internal control over financial reporting since December 31, 2008 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Activities Relating to Material Weaknesses

Remediation of Material Weakness Relating to Board of Directors and Audit Committee

During the first quarter of 2009, we completed the remediation of a material weakness in our internal control over financial reporting relating to the lack of authority of our Board of Directors and Audit Committee over our disclosure controls and procedures. As a result of actions taken during the fourth quarter of 2008 and first quarter of 2009, Fannie Mae now has a Board of Directors and Audit Committee with delegated authority and responsibility for reviewing and discussing with management and others the adequacy and effectiveness of our disclosure controls and procedures and management reports thereon, as well as the annual audited and quarterly unaudited consolidated financial statements and certain disclosures required to be contained in our periodic reports. In addition, the reconstituted Audit Committee has resumed its role of consulting with Fannie Mae management in addressing disclosure and accounting issues, and reviewing drafts of periodic reports before we file these reports with the SEC. Accordingly, Fannie Mae management believes it now has implemented the appropriate governance structure to provide oversight of our financial and accounting matters. A more detailed discussion of this material weakness and the remediation actions taken to remediate this material weakness during the fourth quarter of 2008 and first quarter of 2009 is contained in “Part II—Item 9A—Controls and Procedures” of our 2008 Form 10-K.

Identification of Material Weakness and Remediation Actions Relating to Model Inputs Used in Other-than-temporary Impairment Process for Private-Label Mortgage-Related Securities

During the first quarter of 2009, management identified a material weakness in our internal control over financial reporting relating to the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary-impairment assessment process for private-label mortgage-related securities. This material weakness is described above under “Material Weaknesses in Internal Control Over Financial Reporting.”

Although we have not yet remediated this material weakness, we began implementing additional business and technology controls during the first quarter of 2009 over the data inputs into the models used in measuring expected cash flows for the other-than-temporary impairment assessment process for private-label mortgage-related securities. Further, during the first quarter of 2009, we re-designed our processes and controls to provide for adequate testing and validation of modifications to these models and their inputs prior to use in our other-than-temporary impairment assessment. We are now in the process of implementing these newly re-designed processes and controls, and intend to complete this implementation and the remediation of this material weakness by September 30, 2009. For a description of mitigating actions we have taken relating to this material weakness, see “Mitigating Actions Relating to Material Weaknesses—Model Inputs for Assessment of Other-than-temporary Impairment for Private-label Mortgage-related Securities” below.

Other Changes in Internal Control Over Financial Reporting

Implementation of New Investor Reporting Platform

During the first quarter of 2009, we replaced our prior servicing platform, LASER, with IR, our new investor reporting platform. IR is used to process all of our master servicing activities for all of the loans we hold in our portfolio or underlying guaranteed Fannie Mae MBS securities. The data processed provides us with real-

time access to individual loan transactions, delinquency status and accounting events. IR also provides us with additional sets of loan attributes that were not readily available under our previous servicing platform. IR is more flexible and dynamic than our previous servicing platform, with enhanced capabilities and features for information processing, reporting and data correction. The deployment of IR represents a significant enhancement to our control environment. In connection with our deployment of this new platform, we have streamlined and updated our internal procedures for the processing and recording of information.

Change in Chief Executive Officer

In April 2009, Michael J. Williams was appointed President and Chief Executive Officer of Fannie Mae and as a member of the Board of Directors of Fannie Mae. Mr. Williams succeeded Herbert M. Allison, Jr., who resigned as the company’s President and Chief Executive Officer and as a member of its Board of Directors in April 2009 following his nomination for the position of Assistant Secretary for Financial Stability and Counselor to the Secretary at the U.S. Department of Treasury.

MITIGATING ACTIONS RELATING TO MATERIAL WEAKNESSES

Disclosure Controls and Procedures

As described above under “Material Weaknesses in Internal Control Over Financial Reporting,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2009 (“First Quarter 2009 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2009 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the First Quarter 2009 Form 10-Q, was not aware of any material misstatements or omissions in the First Quarter 2009 Form 10-Q, and had no objection to our filing the First Quarter 2009 Form 10-Q.

•	The Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group have met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

Model Inputs Used in Other-than-temporary Impairment Process for Private-label Mortgage-related Securities

As described above under “Material Weaknesses in Internal Control Over Financial Reporting,” we continue to have a material weakness in our internal control over financial reporting relating to the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary-impairment assessment process for private-label mortgage-related securities. Specifically, the design of the controls over these model inputs do not require full testing or proper validation for accuracy of modifications prior to use in our other-than-temporary impairment assessment. As a result, an incorrect modification to a model input was made in the fourth quarter of 2008 and initially used in our other-than-temporary impairment assessment in connection with the preparation of our 2008 Form 10-K.

Once management identified this weakness, it reviewed and corrected the applicable model inputs, and re-performed the other-than-temporary impairment assessment using the correct model inputs. We have not yet remediated this material weakness; however, as a result of the additional procedures management conducted, we believe we recorded an appropriate amount of other-than-temporary impairment on our private-label mortgage-related securities in our condensed consolidated financial statements for the quarter ended March 31, 2009 that are included in this report. As described above, we are taking steps to remediate this material weakness.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth in “Part I—Item 3—Legal Proceedings” in our 2008 Form 10-K. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. In the first quarter of 2009, we recorded a reserve for legal claims related to matters for which we were able to determine a loss was probable and reasonably estimable. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference below and in our 2008 Form 10-K. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. If certain of these matters are determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition, including our net worth.

Shareholder Derivative Lawsuits

In re Fannie Mae Shareholder Derivative Litigation

In the consolidated shareholder derivative lawsuit against certain of our former directors and officers and us as nominal defendant, on February 9, 2009, the U.S. Court of Appeals for the D.C. Circuit entered its mandate affirming the District Court’s dismissal.

Kellmer and Middleton Derivative Litigation

In these individually filed 2007 shareholder derivative actions by James Kellmer and Arthur Middleton against certain of our former officers and directors and us as nominal defendant, on February 2, 2009, FHFA filed motions to substitute itself for plaintiffs. Those motions have been fully briefed and are now pending.

Arthur Derivative Litigation

In Patricia Browne Arthur’s shareholder derivative action against certain of our current and former officers and directors and against us as a nominal defendant, on February 2, 2009, FHFA filed a motion to substitute itself for plaintiff. That motion has been fully briefed and is now pending.

Agnes Derivative Litigation

In L. Jay Agnes’s shareholder derivative lawsuit against certain of our current and former directors and officers, us as a nominal defendant, and various third parties, on February 2, 2009, FHFA filed a motion to substitute itself for Mr. Agnes with respect to his derivative claims, and to consolidate his direct claim with those in In re Fannie Mae Securities Litigation. That motion has been fully briefed and is now pending. On April 8, 2009, the Court entered an order extending the deadline for responding to the complaint until after resolution of FHFA’s motion to substitute.

Additional Legal Proceedings

We describe additional legal proceedings in “Notes to Condensed Consolidated Financial Statements—Note 19, Commitments and Contingencies.” The information in that section under the headings “Securities Class Action Lawsuits,” “ERISA Actions,” “Antitrust Lawsuits,” “Fees Litigation,” “Former CFO Arbitration,” “Investigation by Securities and Exchange Commission,” “Investigation by the Department of Justice,” and “Escrow Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information in this report you should carefully consider the risks relating to our business that we include in our 2008 Form 10-K in “Part I—Item 1A—Risk Factors.” This section supplements and updates that discussion and, for a more complete understanding of the subject, you should read both together.

The risks we face could materially adversely affect us and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also materially adversely affect our business, our results of operations, financial condition or net worth, or our investors.

Risks Relating to Our Business

We expect FHFA will request additional funds from Treasury on our behalf to ensure we maintain a positive net worth and avoid mandatory receivership. The dividends we pay or that accrue on Treasury’s investments, particularly as the amount of these funds increases, will continue to adversely affect our results of operations, our financial condition and stability, our liquidity and our net worth, both in the short term and over the longer term.

Our ability to maintain a positive net worth (which means that our assets are greater than our obligations) has been and continues to be adversely affected by market conditions and volatility. To the extent we have a negative net worth as of the end of future fiscal quarters, we expect that FHFA will request additional funds from Treasury under the senior preferred stock purchase agreement because, under the Regulatory Reform Act, FHFA must place us into receivership if the Director of FHFA determines that we have a net worth deficit for a period of 60 days. Obtaining funds from Treasury under the senior preferred stock purchase agreement increases the aggregate liquidation preference of the senior preferred stock and our dividend obligations on the senior preferred stock. The aggregate liquidation preference and dividend obligations will also increase by the amount of any required dividend we fail to pay in cash and by any quarterly commitment fee we are required to pay Treasury under the senior preferred stock purchase agreement that we fail to pay.

When Treasury provides the additional $19.0 billion FHFA has already requested on our behalf, the aggregate liquidation preference on the senior preferred stock will be $35.2 billion, and will require an annualized dividend of $3.5 billion. This amount exceeds 50% of our reported annual net income in six of the past seven years, in most cases by a significant margin. Further funds from Treasury under the senior preferred stock purchase agreement may substantially increase the liquidation preference of and the dividends we owe on the senior preferred stock and, therefore, we may need additional funds from Treasury in order to meet our dividend obligation. If the total liquidation preference of the senior preferred stock exceeds $81 billion in the future, the annual dividends payable on the senior preferred stock would be greater than the annual net income we have reported for each of the last seven years.

If Treasury’s remaining commitment is insufficient to eliminate our net worth deficit in a quarter, we may be placed into receivership by FHFA. The cost of our debt funding is likely to increase if debt investors become concerned about a growing risk that we could be placed into receivership, and those increased costs would materially and adversely affect our results of operations, financial condition, liquidity and net worth.

We are subject to mortgage credit risk. We expect increases in borrower delinquencies and defaults on mortgage loans that we own or that back our guaranteed Fannie Mae MBS to continue to materially and adversely affect our business, results of operations, financial condition, liquidity and net worth.

We are exposed to mortgage credit risk relating to the mortgage loans that we hold in our investment portfolio and the mortgage loans that back our guaranteed Fannie Mae MBS. When borrowers fail to make required payments of principal and interest on their mortgage loans, we are exposed to the risk of credit losses and credit-related expenses.

Conditions in the housing and financial markets worsened dramatically during 2008 and have remained stressed in the first quarter of 2009, contributing to a deterioration in the credit performance of our book of business, including higher serious delinquency rates and average loan loss severities on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as a substantial increase in our inventory of foreclosed properties. Increases in delinquencies, default rates and loss severities cause us to experience higher credit-related expenses. The credit performance of our book of business has also been negatively affected by deteriorating economic conditions. These worsening credit performance trends have been most notable in certain of our higher risk loan categories, states and vintages, although current market and economic conditions, particularly increasing unemployment, have also begun to affect the credit performance of our broader book of business. We present detailed information about the risk characteristics of our conventional single-family mortgage credit book of business in “Part I—Item 2—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” and we present detailed information on our credit-related expenses, credit losses and results of operations for the first quarter of 2009 in “Part I—Item 2—MD&A—Consolidated Results of Operations.”

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

We experienced significant fair value losses and other-than-temporary impairment write-downs relating to our investment securities in 2008. We also recorded significant other-than-temporary write-downs of some of our available-for-sale securities in the first quarter of 2009. A substantial portion of these fair value losses and write-downs related to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans and CMBS due to the continued decline in home prices and severe economic downturn. We expect continued increases in mortgage loan delinquencies, defaults, loss severities and additional other-than-temporary impairment write-down, of our investments in private-label mortgage-related securities, including on those that continue to be AAA-rated. See “Part I—Item 2—MD&A—Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for detailed information on our investments in private-label securities backed by Alt-A and subprime loans.

We also have incurred significant losses relating to the non-mortgage investment securities in our cash and other investments portfolio, primarily as a result of a substantial decline in the market value of these assets due to the financial market crisis. The fair value of the investment securities we hold may be further adversely affected by continued deterioration in the housing market and economy, additional ratings downgrades or other events. Further losses and write-downs relating to our investment securities could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

Market illiquidity also has increased the amount of management judgment required to value certain of our securities. Further, if we were to sell any of these securities, the price we ultimately would realize would depend on the demand and liquidity in the market at that time, and could be materially lower than the estimated fair value at which we carry these securities on our balance sheet. Any of these factors could require us to record additional write-downs in the value of our investment portfolio, which would have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

The credit losses we experience in future periods as a result of the housing and economic crisis are likely to be larger, and perhaps substantially larger, than our current combined loss reserves and will adversely affect our business, results of operations, financial condition, liquidity and net worth.

In accordance with GAAP, our combined loss reserves, as reflected on our condensed consolidated balance sheets, do not reflect our estimate of the future credit losses inherent in our existing guaranty book of business. Rather, they reflect only the probable losses that we believe we have already incurred as of the balance sheet date. Accordingly, although we believe that our credit losses will increase in the future due to the worsening housing and economic crisis, the costs of our activities under various programs designed to keep borrowers in homes, higher unemployment and other negative trends, we are not permitted under GAAP to reflect these future trends in our loss reserve calculations. Because of the housing and economic crisis, there is significant uncertainty regarding the full extent of our future credit losses. The credit losses we experience in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

We are in conservatorship and the senior preferred stock purchase agreement significantly restricts our business activities. The impact of the conservatorship and the senior preferred stock purchase agreement on the management of our business may materially and adversely affect our business, financial condition, results of operations, liquidity and net worth.

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

The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends; sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets other than for fair market value in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding
120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Pursuant to the senior preferred stock purchase agreement, we also are not permitted to increase the size of our mortgage portfolio to more than $900 billion through the end of 2009, and beginning in 2010 we are required to reduce the size of our mortgage portfolio by 10% per year (based on the size of the portfolio on December 31 of the prior year) until it reaches $250 billion.

In our 2008 Form 10-K, we describe the powers of the conservator in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Conservatorship,” the terms of the senior preferred stock purchase agreement prior to its May 2009 amendment in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” and the covenants contained in the senior preferred stock purchase agreement prior to its May 2009 amendment in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.” We describe the May 2009 amendment to the senior preferred stock purchase agreement in “Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement.” These factors may adversely affect our business, financial condition, results of operations, liquidity and net worth.

FHFA, other government agencies or Congress may ask us to undertake significant efforts in pursuit of providing liquidity, stability and affordability to the mortgage market and providing assistance to struggling homeowners, or in pursuit of other goals, which may adversely affect our business, results of operations, financial condition, liquidity and net worth.

Prior to the conservatorship, our business was managed with a strategy to maximize shareholder returns, while fulfilling our mission. However, in this time of economic uncertainty, our conservator has directed us to focus primarily on fulfilling our mission of providing liquidity, stability and affordability to the mortgage market and to provide assistance to struggling homeowners to help them remain in their homes. As a result, we may take a variety of actions designed to address this focus that could adversely affect our economic returns, possibly significantly, such as: increasing our purchase of loans that pose a higher credit risk; reducing our guaranty fees; refraining from foreclosing on seriously delinquent loans; increasing our purchases of loans out of MBS trusts in order to modify them; and modifying loans to extend the maturity, lower the interest rate or defer the amount of principal owed by the borrower. Activities of that type may adversely affect our economic returns, in both the short term and long term. These activities also create risks to our business and are likely to have an adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Other agencies of the U.S. government or Congress may also ask us to undertake significant efforts in pursuit of our mission. For example, under the Making Home Affordable Program, which was announced by the Obama Administration in March 2009, we are offering the Home Affordable Refinance Program and the Home Affordable Modification Program. The Home Affordable Refinance Program allows certain eligible borrows to carry forward mortgage insurance and refinance their mortgage loan at up to 105% of the home’s value. Under the Home Affordable Modification Program, we are working with loan servicers to assist borrowers with modifications of their current mortgage loan to reduce interest rates, lengthen the payment time or take actions such as principal forbearance to bring monthly payments down to as low as 31% of a borrower’s pre-tax income. If our borrowers participate in this program in large numbers, we expect to incur substantial costs as a result of modifications of loans we own or have securitized, including as a result of the incentive fees we will provide our servicers and borrowers and fair value loss charge-offs under SOP 03-3 against the “Reserve for guaranty losses” at the time we acquire loans, which we must do prior to any modification. This program will therefore likely have a material adverse effect, at least in the short term, on our business, results of operations and financial condition, including our net worth. We do not know how additional actions FHFA, other agencies of the U.S. government or Congress may direct us to take in the future will affect, on a short- or long-term basis, our business, results of operations, liquidity, or financial condition, including our net worth.

Treasury’s funding commitment may not be sufficient to keep us in a solvent condition.

Under the senior preferred stock purchase agreement, Treasury has made a commitment to provide up to $200 billion in funding as needed to help us maintain a positive net worth. On March 31, 2009, we received $15.2 billion under the funding commitment. As a result of our $23.2 billion net loss for the quarter ended March 31, 2009, we had a net worth deficit of $18.9 billion as of that date. As a result, the Director of FHFA submitted a request on May 6, 2009 for $19.0 billion from Treasury to eliminate our net worth deficit as of March 31, 2009. These two draws reduce the amount of Treasury’s remaining funding commitment by $34.2 billion, and we expect to continue to have losses and net worth deficits resulting in our obtaining additional funds from Treasury. Any dividends or quarterly commitment fees that we do not pay in cash will further reduce the amounts available to us under the senior preferred stock purchase agreement. When Treasury provides the additional funds that have already been requested, the annualized dividend on the senior preferred stock will be $3.5 billion. We expect that it is likely that we will need to seek additional funds from

Treasury merely to allow us to pay the quarterly dividends due on the senior preferred stock in cash and thereby avoid an increase in the dividend rate from 10% to 12%. As a result, Treasury’s commitment may not be sufficient to keep us in solvent condition or prevent us from being placed into receivership, particularly if we continue to experience substantial losses in future periods. The commitment also may be insufficient to accomplish these objectives if we experience a liquidity crisis that prevents us from accessing the unsecured debt markets.

Limitations in future periods on our ability to access the debt capital markets that are similar to those we experienced in accessing the debt capital markets during the second half of 2008 could have a material adverse effect on our ability to fund our operations and on our costs, liquidity, business, results of operations, financial condition and net worth, particularly as the Treasury credit facility ceases to be available to us after December 2009.

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently, with a variety of maturities and call features and at attractive rates. Market concerns about matters such as the extent of U.S. government support for our business, our capital position and the future of our business (including future profitability, future structure, regulatory actions and agency status) likely would have a severe negative effect on our access to the unsecured debt markets, particularly for long-term or callable debt, and increase the yields on our debt as compared to relevant market benchmarks. We believe that improvements since November 2008 in our debt funding stem from federal government support, including the Federal Reserve’s purchases of our debt and MBS, and, as a result, a reduction, real or perceived, in the government’s support of us likely would have a material adverse effect on our ability to fund our operations. There can be no assurance that the government will continue to supply us with its current level of support, and any changes or perceived changes in the government’s support of us may have a material adverse effect on our ability to fund our operations. In particular, to the extent the market for our debt securities has improved due to the Treasury credit facility being made available to us, we believe that the actual and perceived risk that we will be unable to refinance our debt as it becomes due remains and is likely to increase substantially as we progress toward December 31, 2009, which is the date on which the Treasury credit facility terminates. Accordingly, we continue to have significant roll-over risk notwithstanding improved access to long-term funding, and the risk is likely to increase as we approach expiration of the Treasury credit facility. There also can be no assurance that our current level of access to funding will continue.

If our ability to access the debt capital markets is limited in future periods, we would likely need to meet our funding needs by issuing short-term debt, increasingly exposing us to the risk of increasing interest rates, adverse credit market conditions and insufficient demand for our debt to meet our refinancing needs. This would increase the likelihood that we would need to rely on our liquidity contingency plan, to the extent possible, or to obtain funds under the Treasury credit facility, or possibly be unable to repay our debt obligations as they become due. In the current market environment, we have significant uncertainty regarding our ability to carry out fully our liquidity contingency plans.

If we are unable to issue both short- and long-term debt securities at attractive rates and in amounts sufficient to operate our business and meet our obligations, it likely would interfere with or prevent the operation of our business and would have a continuing material adverse effect on our liquidity, results of operations, financial condition and net worth.

Noncompliance with NYSE rules could result in the delisting of our common and preferred stock from the NYSE.

We received notice from the NYSE on November 12, 2008 that we failed to satisfy one of the NYSE’s standards for continued listing of our common stock—the minimum price listing standard—because the average closing price of our common stock during the 30 consecutive trading days ended November 12, 2008 had been less than $1.00 per share. On February 26, 2009, the NYSE temporarily suspended its minimum price listing standard until June 30, 2009. Under the NYSE rules that apply during the temporary suspension, we will return to compliance with the NYSE’s minimum price listing standard if the closing share price of our common stock on May 11, May 29, or June 30, 2009, exceeds $1.00 and our average share price for the preceding 30 consecutive trading days is also above $1.00. Even if our closing share price fails to reach that level, at the end of the suspension we will have an additional 74 days, or until September 14, 2009, to reach that trading price. If we fail to come into compliance during that period and the minimum price listing standard is not suspended beyond June 30, 2009, the NYSE will be required by its rules to initiate suspension and delisting procedures. Prior to its February suspension of the standard, we advised the NYSE that we intend to cure this deficiency by May 11, 2009, and that, subject to the approval of Treasury, we might undertake a reverse stock split. Because of the suspension of the standard, May 11, 2009 is no longer our deadline for curing this deficiency.

If the NYSE were to delist our common and preferred stock, it likely would result in a significant decline in the trading volume and liquidity of our common stock and of the classes of our preferred stock listed on the NYSE. As a result, it could become more difficult for our shareholders to sell their shares at prices comparable to those in effect prior to delisting or at all.

Our business with many of our institutional counterparties is critical and heavily concentrated. If one or more of these institutional counterparties defaults on its obligations to us or becomes insolvent, we could experience substantial losses and it could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

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

Many of our counterparties provide several types of services to us. Our lender customers or their affiliates also act as derivatives counterparties, mortgage servicers, custodial depository institutions and document custodians for us. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways.

We consider the credit ratings by rating agencies of our counterparties in managing and monitoring our counterparty risk. These ratings may be inaccurate, which could undermine our risk management efforts and result in increased credit losses.”

We depend on our mortgage insurer counterparties to provide insurance against borrower default that is critical to our business. If one or more of these counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

The current weakened financial condition of our mortgage insurer counterparties creates a risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. Since January 1, 2008, the insurer financial strength ratings of all of our major mortgage insurer counterparties have been downgraded to reflect their weakened financial condition. In 2008 one of our mortgage insurer counterparties announced it would cease issuing commitments for new mortgage insurance and would run-off its existing business. In April 2009, that insurer announced that, under an order received from its regulator, it will start paying all valid claims 60% in cash and 40% by the creation of a deferred payment obligation, which may be paid in the future. Certain other mortgage insurers have publicly disclosed that they may exceed the state-imposed risk-to-capital limits under which they operate. In addition, many mortgage insurers have been exploring and continue to explore capital raising opportunities with little success. If mortgage insurers are not able to raise capital and exceed their risk-to-capital limits, they will likely be forced into run-off or receivership.

If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is significantly downgraded, it could result in a significant increase in our loss reserves and a substantial increase in the fair value of our guaranty obligations. Our analysis of their financial condition also affects our guaranty obligation. As our internal credit ratings of our mortgage insurer counterparties decreases, we reduce the amount of benefits we expect to receive from the insurance they provide, which increases the amount of our guaranty obligation.

If we are no longer willing or able to conduct business with one or more of our mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry or, as discussed in the following paragraph, may need to reduce the amount or types of mortgage loans we purchase or guaranty.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. If we are no longer willing or able to obtain mortgage insurance from our mortgage insurer counterparties, or these counterparties restrict their eligibility requirements for high loan-to-value ratio loans, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be restricted in our ability to purchase loans with loan-to-value ratios over 80% at the time of purchase. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance borrowers whose loans we do not own or guarantee into more affordable loans. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or based on borrower FICO credit scores or property types. The unavailability of suitable credit enhancement could negatively impact our ability to pursue new business opportunities relating to high loan-to-value ratio and other higher risk loans and therefore harm our competitive position and our earnings, and our ability to meet our housing goals.

The success of our efforts to keep people in homes, as well as the re-performance rate of loans we modify, may be limited by our reliance on third parties to service our mortgage loans.

We enter into servicing agreements with mortgage servicers, pursuant to which we delegate the servicing of our mortgage loans. These mortgage servicers, or their agents and contractors, typically are the primary point of contact for borrowers, and we rely on these mortgage servicers to identify and contact troubled borrowers as early as possible, to assess the situation and offer appropriate options for resolving the problem and to successfully implement a solution for the borrower. The demands placed on experienced mortgage loan servicers to service delinquent loans have increased significantly across the industry, straining servicer capacity. The recently announced Making Home Affordable Program is also impacting servicer resources. To the extent that mortgage servicers are hampered by limited resources or other factors, they may not be successful in conducting their servicing activities in a manner that fully accomplishes our objectives within the timeframe we desire. As a practical matter, however, our ability to augment our servicers’ efforts is limited; we do not have any significant internal ability to assist servicers and, at this time, we have been unable to identify additional external servicing capacity. Further, in some circumstances, our servicers have advised us that they have not been able to reach many of the borrowers who need help or may need help with their mortgage loans even when repeated efforts have been made to contact the borrower.

For these reasons, our ability to actively manage the troubled loans that we own or guarantee, and to implement our homeownership assistance and foreclosure prevention efforts quickly and effectively may be limited by our reliance on our mortgage servicers.

Our role as administrator for the Home Affordable Modification Program is likely to increase our costs and place burdens on our resources and exposes us to reputational risk if the program is not determined to be successful.

We expect our role as administrator for the Home Affordable Modification Program to be substantial, requiring significant levels of internal resources and management attention, which may therefore be shifted away from other corporate initiatives. This shift could have a material adverse effect on our business, results of operations, financial condition and net worth. Further, to the extent that we devote our efforts to the Home Affordable Modification Program and it does not achieve the desired results for any reason, we may experience reputational loss, which could adversely affect the extent to which the government continues to support our business and activities.

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

Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates, home price trends and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including limitations on historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent months.

The dramatic changes in the housing, credit and capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models.

In addition, we continually receive new economic and mortgage market data, such as housing starts and sales and home price changes. Our critical accounting estimates, such as our loss reserves and other-than-temporary impairment, are subject to change, often significantly, due to the nature and magnitude of changes in market conditions. However, there is generally a lag between the availability of this market information and the preparation of our financial statements. When market conditions change quickly and in unforeseen ways, there is an increased risk that the assumptions and inputs reflected in our models are not representative of current market conditions.

Actions we may take to assist the mortgage market may also require adjustments to our models and the application of greater management judgment. This application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation, and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management decisions, including decisions affecting loan purchases, management of credit losses and risk, guaranty fee pricing, asset and liability management and the management of our net worth, and any of those decisions could adversely affect our earnings, liquidity, net worth and financial condition. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective.

We continue to experience significant management changes and losses of significant numbers of valuable employees, which could have a material adverse effect on our ability to do business and our results of operations.

Since August 2008, we have had a total of three Chief Executive Officers, three Chief Financial Officers, two General Counsels and an interim General Counsel, three Chief Risk Officers, two Executive Vice Presidents leading our Capital Markets group, and two Chief Technology Officers, as well as significant departures by various other members of senior management. Our Chief Executive Officer, Chief Risk Officer, General Counsel and Chief Technology Officer were appointed to their present roles after April 15, 2009 and each of them other than our Chief Executive Officer is new to Fannie Mae. It may take time for our new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover in key management positions could harm our financial performance and results of operations.

Potential limitations on employee compensation and concerns about potential new and increased taxes on compensation have adversely affected and, we expect, will continue to adversely affect our ability to recruit and retain well-qualified employees. Changes in public policy or opinion also may affect our ability to hire and retain qualified employees.

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

Because we use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the single-family mortgage loans we purchase and securitize, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience financial losses and reputational damage as a result of mortgage fraud.

Risks Relating to Our Industry

The financial services industry is undergoing significant structural and regulatory changes, and is subject to significant and changing regulation. We do not know how these changes will affect our business and our ability to perform.

The financial services industry is undergoing significant structural changes. In light of current conditions in the U.S. financial markets and economy, regulators and legislatures have increased their focus on the regulation of the financial services industry. A number of proposals for legislation regulating the financial services industry are being introduced in Congress and in state legislatures and the number may increase. Several of these proposals specifically relate to housing finance and consumer mortgage practices, which could result in our becoming liable for statutory violations by mortgage originators.

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

The financial market crisis has also resulted in several mergers of a number of our most significant institutional counterparties. Consolidation of the financial services industry has increased and may continue to increase our concentration risk to counterparties in this industry, and we are and may become more reliant on a smaller number of institutional counterparties, which both increases our risk exposure to any individual counterparty and decreases our negotiating leverage with these counterparties.

The structural changes in the financial services industry and any legislative or regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In particular, these changes could affect our ability to issue debt and may reduce our customer base.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”).

During the quarter ended March 31, 2009, we did not issue restricted stock in consideration of services rendered or to be rendered. Under the terms of the senior preferred stock purchase agreement, we are prohibited from selling or issuing our equity interests other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008 without the prior written consent of Treasury. During the quarter ended March 31, 2009, 102,130 restricted stock units vested, as a result of which 64,105 shares of common stock were issued and 38,025 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to September 7, 2008. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

During the quarter ended March 31, 2009, 18,031,081 shares of common stock were issued upon conversion of 11,702,428 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. In addition, 82,705 shares of common stock were issued upon conversion of 78 shares of 5.375% Non-Cumulative Convertible Preferred Stock, Series 2004-1. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

We also issued 10,006 shares of common stock during the quarter ended March 31, 2009 upon the payout of previously deferred shares.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the Regulatory Reform Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, our securities offerings are exempt from SEC registration requirements and we do not file registration statements or prospectuses with the SEC under the Securities Act with respect to our securities offerings.

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

To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff in 2004. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this report.

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the first quarter of 2009.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program(2)	the Program(3)
	(Shares in thousands)

2009
January 1-31	568	$0.65	—	50,713
February 1-28	80	0.54	—	50,146
March 1-31	11	0.62	—	49,200
Total	659

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $418,000 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 11,702,428 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock and does not include 78 shares of the 5.375% Non-Cumulative Convertible Series 2004-1 Preferred Stock received from holders upon conversion of the preferred shares.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the first quarter of 2009 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. Under the terms of the senior preferred stock purchase agreement, we are prohibited from purchasing Fannie Mae common stock without the prior written consent of Treasury. As a result of this prohibition, we do not intend to make further purchases under the General Repurchase Authority at this time.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. See “Notes to Consolidated Financial Statements—Note 14, Stock-Based Compensation Plans” of our 2008 Form 10-K, for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table above.

Dividend Restrictions

Our payment of dividends is subject to the following restrictions:

Restrictions Relating to Conservatorship.  Our conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock.

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

Restrictions Relating to Preferred Stock.  Payment of dividends on our common stock is also subject to the prior payment of dividends on our preferred stock and our senior preferred stock. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock.

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

Federal National Mortgage Association

By:	/s/ Michael J. Williams
Michael J. Williams
President and Chief Executive Officer

Date: May 8, 2009

By:	/s/ David M. Johnson
David M. Johnson
Executive Vice President and
Chief Financial Officer

Date: May 8, 2009

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

E-1

Item	Description

4.20	Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator
10.1	Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.2	Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.3	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.13 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.4	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.5	Amendment to the Executive Pension Plan of the Federal National Mortgage Association† (Incorporated by reference to Exhibit 10.25 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.6	Agreement between Enrico Dallavecchia and Fannie Mae, dated February 13, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.7	Agreement between Stephen M. Swad and Fannie Mae, dated February 19, 2009† (Incorporated by reference to Exhibit 10.45 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†	This exhibit is a management contract or compensatory plan or arrangement.

E-2

LE055