Form 10-Q
period 2009-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2009-08-06
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, there were 1,112,020,933 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. We describe the rights and powers of the conservator, the provisions of our agreements with the U.S. Department of Treasury (“Treasury”), and changes to our business, liquidity, corporate structure, business strategies and objectives since conservatorship in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) in “Part I—Item 1—Business” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (“First Quarter 2009 Form 10-Q”) in “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary.”

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

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938. Fannie Mae has a public mission to support liquidity and stability in the secondary mortgage market, where existing mortgage loans are purchased and sold. We securitize mortgage loans originated by lenders in the primary mortgage market into mortgage-backed securities that we refer to as Fannie Mae MBS, which can then be bought and sold in the secondary mortgage market. We also participate in the secondary mortgage market by purchasing mortgage loans (often referred to as “whole loans”) and mortgage-related securities, including our own Fannie Mae MBS, for our mortgage portfolio. In addition, we make other investments that increase the supply of affordable housing. Under our charter, we may not lend money directly to consumers in the primary mortgage market. Although we are a corporation chartered by the U.S. Congress, and although our conservator is a U.S. government agency and Treasury owns our senior preferred stock and a warrant to purchase our common stock, the U.S. government does not guarantee, directly or indirectly, our securities or other obligations.

EXECUTIVE SUMMARY

Our Mission

In connection with our public mission to support liquidity and stability in the secondary mortgage market, and in addition to the investments we undertake to increase the supply of affordable housing, FHFA, as our conservator, and the Obama Administration have given us an important role in addressing housing and mortgage market conditions. As we discuss below in “Our Business Objectives and Strategy,” “Homeowner Assistance Initiatives” and “Providing Mortgage Market Liquidity,” pursuant to our mission, we are concentrating our efforts on keeping people in their homes and preventing foreclosures while continuing to support liquidity and stability in the secondary mortgage market.

Our Business Objectives and Strategy

Our Board of Directors and management consult with our conservator in establishing our strategic direction, taking into consideration our role in addressing housing and mortgage market conditions, and FHFA has approved our business objectives.

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

We therefore regularly consult with and receive direction from our conservator on how to balance these objectives. Our pursuit of our mission creates conflicts in strategic and day-to-day decision-making that could hamper achievement of some or all of these objectives. Our financial results are likely to suffer, at least in the short term, as we expand our efforts to assist the mortgage market, thereby increasing the amount of funds that Treasury is required to provide to us and further limiting our ability to return to long-term profitability.

Pursuant to our mission, we currently are concentrating our efforts on keeping people in their homes and preventing foreclosures. We also are continuing our significant role in the secondary mortgage market through our guaranty business. These efforts are intended to support liquidity and affordability in the mortgage market, while we also work to implement foreclosure prevention programs. Currently, one of the principal ways in which we are pursuing these efforts is through our participation in the Obama Administration’s Making Home Affordable Program. We provide an update on our participation in the Making Home Affordable Program below.

Concentrating our efforts on keeping people in their homes and preventing foreclosures while continuing to be active in the secondary mortgage market, rather than concentrating solely on returning to long-term profitability, is likely to contribute, at least in the short term, to additional financial losses and declines in our net worth. Continuing deterioration in the housing and mortgage markets, along with the continuing deterioration in our book of business and the costs associated with these efforts pursuant to our mission, will increase the amount of funds that Treasury is required to provide to us. In turn, these factors put additional pressure on our ability to return to long-term profitability. If, however, the Making Home Affordable Program is successful in reducing foreclosures and keeping borrowers in their homes, it may benefit the overall housing market and help in reducing our long-term credit losses.

Obama Administration Financial Regulatory Reform Plan

In June 2009, the Obama Administration announced a comprehensive financial regulatory reform plan. The Administration’s white paper describing the plan notes that “[w]e need to maintain the continued stability and strength of the GSEs during these difficult financial times.” Although the white paper does not include proposals for reform of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system, the Administration has stated that it expects to provide its recommendations in February 2010. See “Legislative and Regulatory Matters—Obama Administration Financial Regulatory Reform Plan and Congressional Hearing” for more information, including a list of possible reform options for the GSEs outlined in the Administration’s white paper.

Housing and Mortgage Market and Economic Conditions

The U.S. residential mortgage market continued to deteriorate in the second quarter of 2009, which adversely affected our financial condition and results of operations. While housing activity, as measured by sales, stabilized in the second quarter of 2009, the number of mortgage delinquencies and mortgage foreclosures continued to increase.

We estimate that home prices on a national basis declined in the first quarter of 2009, but increased slightly in the second quarter of 2009, resulting in an estimated home price decline of 2.2% for the first half of 2009. Although the increase in home prices in the second quarter of 2009 was broad-based, with increases in approximately 75% of large metropolitan statistical areas, the second quarter typically is the highest growth quarter of the year because it is the peak home buying season. Accordingly, as described in “Outlook,” we believe that home prices will decline from current levels in the second half of 2009. We estimate that home prices on a national basis have declined by 16.1% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.

The economic recession that began in December 2007 continued in the second quarter. The U.S. gross domestic product, or GDP, declined by 1.0% in the second quarter of 2009, compared with a decline of 6.4% in the first quarter of 2009. The U.S. has lost a net total of 6.46 million jobs since the start of the recession. The U.S. Bureau of Labor Statistics reported successive increases in the unemployment rate in each month of the second quarter, reaching 9.5% in June. High levels of unemployment and severe declines in home prices have contributed to a continued increase in residential mortgage delinquencies.

The number of single-family unsold homes in inventory increased in the second quarter of 2009 as compared to the first quarter, and the supply of homes as measured by the inventory/sales ratio remains high. In addition, we believe there are a considerable number of foreclosed homes that are not yet on the market, as well as a large number of seriously delinquent loans that will be foreclosed upon. These homes are likely to contribute to a significant increase in the market supply of single-family homes in the future.

The National Association of Realtors reported in June 2009 that existing home sales increased in the second quarter of 2009 to roughly the same level they were in the fourth quarter of 2008. Although affordability measures have risen dramatically as home prices have declined from their peak, the limited availability of conventional financing for many potential homebuyers, low consumer confidence and adverse economic conditions have kept purchase activity at historically low levels. However, on a seasonally adjusted basis, single-family housing starts, new home sales, and existing home sales were all higher in June of this year than in March.

In addition, multifamily housing fundamentals are under increasing stress, reflecting broader unfavorable economic conditions, including higher unemployment and severely restricted capital. These conditions are negatively affecting multifamily property level cash flows, vacancy rates and rent levels. Property values are declining due to both the downward pressure on cash flows and the higher premium required by investors. In addition, as some multifamily loans begin reaching maturity during the next several years, some portion of those loans may be exposed to refinancing risk.

As of March 31, 2009, the latest date for which information was available, the amount of U.S. residential mortgage debt outstanding was estimated by the Federal Reserve to be approximately $11.9 trillion, including

$11.0 trillion of single-family mortgages. Total U.S. residential mortgage debt outstanding decreased by 0.2% in the first quarter of 2009 on an annualized basis, compared with an increase of 2.7% in the first quarter of 2008. Our mortgage credit book of business, which consists of the mortgage loans and mortgage-related securities we hold in our investment portfolio, Fannie Mae MBS held by third parties and other credit enhancements that we provide on mortgage assets, was $3.1 trillion as of March 31, 2009, or approximately 26.3% of total U.S. residential mortgage debt outstanding. See “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a description of risks to our business associated with the housing market downturn and continued home price declines.

Summary of Our Financial Results and Condition for the Second Quarter and First Six Months of 2009

Our financial results and condition for the second quarter and first six months of 2009 were adversely affected by the ongoing deterioration in the housing and mortgage markets, the economic recession and rising unemployment.

Consolidated Results of Operations

Quarterly Results

We recorded a net loss of $14.8 billion and a diluted loss per share of $2.67 for the second quarter of 2009. Our net loss was driven by significant credit-related expenses, which totaled $18.8 billion in the second quarter, and more than offset our net revenues of $5.6 billion generated from net interest income and guaranty fee income, and $823 million in fair value gains.

In comparison, we recorded a net loss of $23.2 billion and a diluted loss per share of $4.09 for the first quarter of 2009, which was primarily due to credit-related expenses of $20.9 billion, other-than-temporary impairment losses of $5.7 billion and fair value losses of $1.5 billion, which more than offset our net revenues of $5.2 billion. Our net loss of $2.3 billion and diluted loss per share of $2.54 for the second quarter of 2008 reflected credit-related expenses of $5.3 billion that more than offset our net revenues of $4.0 billion and $517 million in fair value gains.

The $8.4 billion decrease in our net loss for the second quarter of 2009 from the first quarter of 2009 was driven principally by: a substantial decrease in other-than-temporary impairment, a significant portion of which was attributable to a change in the accounting standard relating to the assessment of other-than-temporary impairment; a reduction in credit-related expenses; and a shift to fair value gains from fair value losses in the first quarter of 2009.

The $12.5 billion increase in our net loss for the second quarter of 2009 from the second quarter of 2008 was driven principally by a $13.4 billion increase in credit-related expenses that more than offset a $1.7 billion increase in net interest income.

Year-to-Date Results

We recorded a net loss attributable to Fannie Mae of $37.9 billion and a diluted loss per share of $6.76 for the first six months of 2009, driven primarily by credit-related expenses of $39.7 billion and other-than-temporary impairment of $6.4 billion that more than offset our net revenues of $10.8 billion. In comparison, we recorded a net loss attributable to Fannie Mae of $4.5 billion and a diluted loss per share of $5.11 for the first six months of 2008, driven primarily by $8.6 billion in credit-related expenses and $3.9 billion in fair value losses that more than offset our net revenues of $7.7 billion.

The $33.4 billion increase in our net loss for the first six months of 2009 from the first six months of 2008 was driven principally by a $31.1 billion increase in credit-related expenses, coupled with a $5.8 billion increase in other-than-temporary impairment, that more than offset a $3.2 billion increase in net interest income and a $3.2 billion decrease in fair value losses.

Credit Overview

Table 1 below presents information about the credit performance of mortgage loans in our single-family guaranty book of business for each quarter of 2008 and the first two quarters of 2009, illustrating the worsening trend in performance throughout 2008 and continuing in the first half of 2009.

Table 1:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2009			2008
	Q2 YTD	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	3.94%	3.94%	3.15%	2.42%	2.42%	1.72%	1.36%	1.15%
On-balance sheet nonperforming loans(3)	$26,300	$26,300	$23,145	$20,484	$20,484	$14,148	$11,275	$10,947
Off-balance sheet nonperforming loans(4)	$144,183	$144,183	$121,378	$98,428	$98,428	$49,318	$34,765	$23,983
Combined loss reserves(5)	$54,152	$54,152	$41,082	$24,649	$24,649	$15,528	$8,866	$5,140
Foreclosed property inventory (number of properties)(6)	62,615	62,615	62,371	63,538	63,538	67,519	54,173	43,167
During the period:
Loan modifications (number of loans)(7)	29,130	16,684	12,446	33,388	6,313	5,291	10,229	11,555
HomeSaver Advance problem loan workouts (number of loans)(8)	32,093	11,662	20,431	70,967	25,788	27,278	16,749	1,152
Foreclosed property acquisitions (number of properties)(9)	57,469	32,095	25,374	94,652	20,998	29,583	23,963	20,108
Single-family credit-related expenses (10)	$38,721	$18,391	$20,330	$29,725	$11,917	$9,215	$5,339	$3,254
Single-family credit losses(11)	$5,766	$3,301	$2,465	$6,467	$2,197	$2,164	$1,249	$857

(1)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. It excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(2)	Calculated based on number of conventional single-family loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our conventional single-family guaranty book of business. We include all of the conventional single-family loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonaccrual loans, troubled debt restructurings, and first-lien loans associated with unsecured HomeSaver Advance loans including troubled debt restructurings and HomeSaver Advance first-lien loans on accrual status. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. Prior to the fourth quarter of 2008, we generally classified loans as nonperforming when the payment of principal or interest on the loan was three months or more past due. In the fourth quarter of 2008, we began classifying loans as nonperforming at an earlier stage in the delinquency cycle, generally when the payment of principal or interest on the loan is two months or more past due.

(4)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS held by third parties, including first-lien loans associated with unsecured HomeSaver Advance loans that are not seriously delinquent. Prior to the fourth quarter of 2008, we generally classified loans as nonperforming when the payment of principal or interest on the loan was three months or more past due. In the fourth quarter of 2008, we began classifying loans as nonperforming at an earlier stage in the delinquency cycle, generally when the payment of principal or interest on the loan is two months or more past due. Loans have been classified as nonperforming according to the classification standard in effect at the time the loan became a nonperforming loan, and prior periods have not been revised to reflect changes in classification.

(5)	Consists of the allowance for loan losses for loans held for investment in our mortgage portfolio and reserve for guaranty losses related to both loans backing Fannie Mae MBS and loans that we have guaranteed under long-term standby commitments.

(6)	Reflects the number of single-family foreclosed properties we held in inventory as of the end of each period. Includes properties we acquired through deeds in lieu of foreclosure.

(7)	Modifications are granted for borrowers experiencing financial difficulty and include troubled debt restructurings as well as other modifications to the terms of the loan. A troubled debt restructuring of a mortgage loan is a restructuring in which a concession is granted to the borrower. It is the only form of modification in which we agree to accept less than the full original contractual principal and interest amount due under the loan, although other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loans.

(8)	Represents number of first-lien loans associated with unsecured HomeSaver Advance loans.

(9)	Includes deeds in lieu of foreclosure.

(10)	Consists of the provision for credit losses and foreclosed property expense.

(11)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of SOP 03-3 and HomeSaver Advance fair value losses for the reporting period. Interest forgone on single-family nonperforming loans in our mortgage portfolio is not reflected in our credit losses total. In addition, we exclude other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on single-family loans subject to Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), from credit losses. See “Consolidated Results of Operations—Credit-Related Expenses—Provision Attributable to SOP 03-3 and HomeSaver Advance Fair Value Losses” for a discussion of SOP 03-3.

As shown in Table 1 above, we continued to experience deterioration in the credit performance of mortgage loans in our guaranty book of business throughout the second quarter of 2009, reflecting the ongoing impact of the adverse conditions in the housing market, as well as the economic recession and rising unemployment. See “Housing and Mortgage Market and Economic Conditions” above for more detailed information regarding these conditions. We expect these conditions to continue to adversely affect our credit results in 2009 and into 2010.

We increased our single-family loss reserves to $54.2 billion as of June 30, 2009, or 31.76% of the amount of our single-family nonperforming loans, from $41.1 billion as of March 31, 2009, or 28.43% of the amount of our nonperforming loans, and $24.6 billion as of December 31, 2008, or 20.73% of the amount of our nonperforming loans. The increase in our loss reserves in the second quarter and first six months of 2009 reflected the continued deterioration in the overall credit performance of loans in our guaranty book of business, as evidenced by the significant increase in delinquent, seriously delinquent and nonperforming loans. In addition, our average loss severity, or average initial charge-off per default, increased as a result of the decline in home prices during the first half of 2009. We recorded a lower provision for credit losses in the second quarter of 2009 than in the first quarter of 2009, however, due to a slower rate of increase in both our estimated default rate and average loss severity as compared with the prior quarter.

We are experiencing increases in delinquency and default rates for our entire guaranty book of business, including on loans with fewer risk layers. Risk layering is the combination of risk characteristics that could increase the likelihood of default, such as higher loan-to-value ratios, lower FICO credit scores, higher debt-to-income ratios and adjustable-rate mortgages. This general deterioration in our guaranty book of business is a result of the stress on a broader segment of borrowers due to the rise in unemployment and the decline in home prices. Certain loan categories continue to contribute disproportionately to the increase in nonperforming loans and credit losses for the second quarter and first six months of 2009. These categories include: loans on properties in the Midwest, California, Florida, Arizona and Nevada; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans. The term “Alt-A loans” generally refers to mortgage loans that can be underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. In reporting our credit exposure, we classify mortgage loans as Alt-A if the lenders that delivered the mortgage loans to us classified the loans as Alt-A based on documentation or other product features. See “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Mortgage Credit Book of Business” for more detailed information on the risk profile and the performance of the loans in our mortgage credit book of business.

Current market and economic conditions have also adversely affected the liquidity and financial condition of many of our institutional counterparties, particularly mortgage insurers and mortgage servicers, which has significantly increased the risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for more information about our institutional counterparty credit risk.

Consolidated Balance Sheet

Total assets of $911.4 billion as of June 30, 2009 decreased by $1.0 billion, or 0.1%, from December 31, 2008. Total liabilities of $922.0 billion decreased by $5.6 billion, or 0.6%, from December 31, 2008. Total Fannie Mae stockholders’ deficit decreased by $4.6 billion during the first six months of 2009, to a deficit of $10.7 billion as of June 30, 2009 from a deficit of $15.3 billion as of December 31, 2008. The decrease in total Fannie Mae stockholders’ deficit was attributable to the $34.2 billion in funds received from Treasury under the senior preferred stock purchase agreement, $5.9 billion in unrealized gains on available-for-sale securities and a $3.0 billion reduction in our accumulated deficit to reverse a portion of our deferred tax asset valuation allowance in conjunction with our April 1, 2009 adoption of the new accounting guidance for assessing other-than-temporary impairment, partially offset by our net loss attributable to Fannie Mae of $37.9 billion for the first six months of 2009.

Our mortgage credit book of business increased to $3.2 trillion as of June 30, 2009, from $3.1 trillion as of December 31, 2008 as our market share of mortgage-related securities issuance remained high and new business acquisitions outpaced liquidations. Our estimated market share of new single-family mortgage-related securities issuance was 53.5% for the second quarter of 2009, compared with 44.2% for the first quarter of 2009. As described in “Liquidity and Capital Management—Liquidity Contingency Planning—Unencumbered Mortgage Portfolio,” we securitized approximately $94.6 billion of whole loans held for investment in our mortgage portfolio into Fannie Mae MBS in the second quarter of 2009 in order to hold these assets in a more liquid form. These Fannie Mae MBS were retained in our mortgage portfolio and consolidated on our consolidated condensed balance sheets, rather than issued to third parties. Excluding these Fannie Mae MBS from both Fannie Mae and total market mortgage-related securities issuance volumes, our estimated market share of new single-family mortgage-related securities issuance was 44.5% for the second quarter of 2009. We did not issue Fannie Mae MBS backed by whole loans held for investment in our mortgage portfolio in the first quarter of 2009. Fannie Mae was the largest single issuer of mortgage-related securities in the secondary market in the second quarter of 2009.

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

Net Worth Deficit

We had an estimated net worth deficit of $10.6 billion as of June 30, 2009, compared with a net worth deficit of $18.9 billion as of March 31, 2009 and $15.2 billion as of December 31, 2008. This net worth deficit equals the total deficit that we report in our condensed consolidated balance sheets, and is calculated by subtracting our total liabilities from our total assets, each as shown on our condensed consolidated balance sheets prepared in accordance with generally accepted accounting principles (“GAAP”) for that fiscal quarter.

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

Under the senior preferred stock purchase agreement that was entered into between us and Treasury in September 2008 and amended in May 2009, Treasury committed to provide us with funds of up to $200 billion under specified conditions. The agreement requires Treasury, upon the request of our conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). The senior preferred stock purchase agreement does not terminate as of a particular time; however, we may no longer obtain new funds under the agreement once we have received a total of $200 billion under the agreement.

All references to the senior preferred stock purchase agreement in this report are to the agreement as amended in May 2009. We describe the terms of the May 2009 amendment to the senior preferred stock purchase agreement in our First Quarter 2009 Form 10-Q in “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” and we describe the terms of the agreement prior to its May 2009 amendment, most of which continue to apply, in our 2008 Form 10-K in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.”

On March 31, 2009, we received $15.2 billion from Treasury under the senior preferred stock purchase agreement, which eliminated our net worth deficit as of December 31, 2008. We received an additional $19.0 billion from Treasury on June 30, 2009, which eliminated our net worth deficit as of March 31, 2009. The Director of FHFA submitted a request to Treasury on August 6, 2009 for an additional $10.7 billion on our behalf to eliminate our net worth deficit as of June 30, 2009, and requested receipt of those funds on or prior to September 30, 2009.

Upon receipt of these funds from Treasury, the aggregate liquidation preference of our senior preferred stock will total $45.9 billion and the annualized dividend on the senior preferred stock will be $4.6 billion, based on the 10% dividend rate. This dividend obligation exceeds our reported annual net income for four of the past seven years and will contribute to increasingly negative cash flows in future periods if we continue to pay the dividends on a quarterly basis. If we do not pay the dividend quarterly and in cash, the dividend rate would increase to 12% annually, and the unpaid dividend would accrue and be added to the liquidation preference of the senior preferred stock, further increasing the amount of the annual dividends.

Due to current trends in the housing and financial markets, we expect to have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. As a result, we are dependent on the continued support of Treasury in order to continue operating our business. Our ability to access funds from Treasury under the senior preferred stock purchase agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Our senior preferred stock dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 (the amounts of which have not yet been determined) and our effective inability to pay down draws under the senior preferred stock purchase agreement, will have a significant adverse impact on our future financial position and net worth. See “Part II—Item 1A—Risk Factors” for more information on the risks to our business posed by our dividend obligations under the senior preferred stock purchase agreement.

Fair Value Deficit

Our fair value deficit as of June 30, 2009, which is reflected in our supplemental non-GAAP fair value balance sheet, was $102.0 billion, compared with a deficit of $110.3 billion as of March 31, 2009 and $105.2 billion as of December 31, 2008.

The fair value of our net assets, including capital transactions, increased by $3.1 billion during the first six months of 2009. Included in this increase was $34.2 billion of capital received from Treasury under the senior preferred stock purchase agreement. The fair value of our net assets, excluding capital transactions, decreased by $30.6 billion during the first six months of 2009. This decrease reflected the adverse impact on our net guaranty assets from the continued weakness in the housing market and increases in unemployment resulting from the economic recession, which contributed to a significant increase in the fair value of our guaranty obligations. We experienced a favorable impact on the fair value of our net assets attributable to an increase in the fair value of our net portfolio primarily due to changes in the net spread between our mortgage assets and our debt.

The amount that Treasury has committed to provide us under the senior preferred stock purchase agreement is determined based on our GAAP balance sheet, not our non-GAAP fair value balance sheet. There are significant differences between our GAAP balance sheet and our non-GAAP fair value balance sheet, which we describe in greater detail in “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

Significance of Net Worth Deficit, Fair Value Deficit and Combined Loss Reserves

Our net worth deficit, which equals our total deficit as reported on our consolidated GAAP balance sheet, includes the combined loss reserves of $55.1 billion that we recorded in our consolidated balance sheet as of June 30, 2009. Our non-GAAP fair value balance sheet presents all of our assets and liabilities at estimated fair value as of the balance sheet date. “Fair value” represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which is also referred to as the “exit price.” In determining fair value, we use a variety of valuation techniques and processes. In general, fair value incorporates the market’s current view of the future, and that view is reflected in the current price of the asset or liability. However, future market conditions may be different from what the market has currently estimated and priced into these fair value measures. We describe our use of assumptions and management judgment and our valuation techniques and processes for determining fair value in more detail in “Supplemental Non-GAAP information—Fair Value Balance Sheets,” “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments” and “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

Our combined GAAP loss reserves reflect probable losses that we believe we have already incurred as of the balance sheet date. In contrast, the fair value of our guaranty obligation is based not only on future expected credit losses over the life of the loans underlying our guarantees as of June 30, 2009, but also on the estimated profit that a market participant would require to assume that guaranty obligation.

Accounting Developments

Elimination of QSPEs and Changes in the Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting standards relating to the elimination of qualified special purpose entities (“QSPEs”) and changes in the consolidation of variable interest entities. We intend to adopt these new accounting standards effective January 1, 2010. The adoption of this new accounting guidance will have a major impact on our consolidated financial statements, including the consolidation of the substantial majority of our MBS trusts. Accordingly, we will record the underlying loans in these trusts on our balance sheet. The outstanding unpaid principal balance of our MBS trusts was approximately $2.8 trillion as of June 30, 2009. In addition, consolidation of these MBS trusts will have a material impact on our statements of operations and cash flows, including a significant increase in our interest income, interest expense and cash flows from investing and financing activities. We continue to evaluate the impact of the adoption of this new accounting guidance, including the impact on our net worth and capital. We also are in the process of making major operational and system changes to implement these new standards by the effective date.

Change in Assessment of Other-Than-Temporary Impairment

In April 2009, the FASB issued a new accounting standard that changed the accounting guidance for assessing other-than-temporary impairment for investments in debt securities. In connection with our adoption of this guidance on April 1, 2009, we recorded a cumulative-effect adjustment at April 1, 2009 of $8.5 billion on a pre-tax basis ($5.6 billion after tax) to reclassify the noncredit portion of previously recognized other-than-temporary impairments from “Accumulated deficit” to “Accumulated other comprehensive loss.” Because we have asserted an intent and ability to hold certain of these securities until recovery, we also reduced the “Accumulated deficit” and the valuation allowance for the deferred tax asset by $3.0 billion, which is the deferred tax asset amount related to the noncredit portion of the previously recognized other-than-temporary impairments that was reclassified to “Accumulated other comprehensive loss.” The adoption of this accounting standard resulted in $344 million of noncredit related losses for the second quarter of 2009 being recognized in “Other comprehensive loss” instead of being recorded in our condensed consolidated statement of operations, as previously required.

See “Critical Accounting Policies and Estimates—Other-Than-Temporary Impairment of Investment Securities,” “Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the FIN 46R Consolidation Model” and “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies” for further information on these accounting changes.

Liquidity

In response to the strong demand that we experienced for our debt securities during the first half of 2009, we issued a variety of non-callable and callable debt securities in a wide range of maturities to achieve cost efficient funding and an appropriate debt maturity profile. In particular, we issued a significant amount of long-term debt during this period, which we then used to repay maturing short-term debt and prepay more expensive long-term debt. As a result, our short-term debt decreased as a percentage of our total outstanding debt to 31% as of June 30, 2009 from 38% as of December 31, 2008, and the average interest rate on our long-term debt (excluding debt from consolidations) decreased to 3.81% as of June 30, 2009 from 4.66% as of December 31, 2008.

Our debt “roll-over,” or refinancing, risk has significantly declined since November 2008 due to the combination of our improved access to long-term debt funding, improved market conditions, the reduced proportion of our outstanding debt that consists of short-term debt, and our expected reduced debt funding needs in the future. We believe that the improvement in our access to long-term debt funding since November 2008 stems from actions taken by the federal government to support us and the financial markets. Accordingly, we believe that our status as a GSE and continued federal government support of our business and the financial markets is essential to maintaining our access to debt funding, and changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations. Demand for our debt securities could decline in the future if the government does not extend or replace the Treasury credit facility and the Federal Reserve’s agency debt and MBS purchase programs, each of which expire on December 31, 2009, or for other reasons. As of the date of this filing, however, demand for our long-term debt securities continues to be strong.

See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for more information on our debt funding activities and “Part II—Item 1A—Risk Factors” of this report and “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

Homeowner Assistance Initiatives

During the second quarter of 2009, we continued our efforts, pursuant to our mission, to help homeowners avoid foreclosure. Much of our effort during the quarter was focused on implementing the Making Home Affordable Program, the details of which were first announced by the Obama Administration on March 4, 2009. That program is designed to significantly expand the number of borrowers who can refinance or modify their mortgages to achieve a monthly payment that is more affordable now and into the future or to obtain a more stable loan product, such as a fixed-rate mortgage loan in lieu of an adjustable-rate mortgage loan. In addition, if it is determined that a borrower is not eligible for a refinance or modification under that program, we will attempt to find another foreclosure alternative solution for the borrower.

The Making Home Affordable Program

Key elements of the Making Home Affordable Program are the Home Affordable Refinance Program and the Home Affordable Modification Program.

The Home Affordable Refinance Program provides for us to acquire or guarantee loans that are refinancings of mortgage loans we own or guarantee, and for Freddie Mac to acquire or guarantee loans that are refinancings of mortgage loans that it owns or guarantees. The program is targeted at borrowers who have demonstrated an acceptable payment history on their mortgage loans but may have been unable to refinance due to a decline in home values. We make refinancings under the Home Affordable Refinance Program through our Refi Plustm initiatives, which provide refinance solutions for eligible Fannie Mae loans. To qualify for the Home Affordable Refinance Program, the new mortgage loan must either:

•	reduce the borrower’s monthly principal and interest payment, or

•	provide a more stable loan product.

The Home Affordable Modification Program provides for the modification of mortgage loans owned or guaranteed by us or Freddie Mac, as well as other mortgage loans. The program is aimed at helping borrowers whose loan either is currently delinquent or who are at imminent risk of default by modifying their mortgage loan to make their monthly payments more affordable. Under the program, borrowers must satisfy the terms of a trial modification plan for a period of three or four months before the modification of the loan becomes effective. We have advised our servicers that we expect borrowers who are at risk of foreclosure to be evaluated for eligibility under the Home Affordable Modification Program before any other workout alternative is considered. The program is designed to provide a uniform, consistent regime for servicers to use in modifying mortgage loans to prevent foreclosures. For modifications under the program for loans that are not owned or guaranteed by Fannie Mae, we serve as the program administrator for Treasury. More detailed information regarding our role as program administrator for the Home Affordable Modification Program is provided in “Part I—Item 2—MD&A—Executive Summary—Homeowner Assistance and Foreclosure Prevention Initiatives” of our First Quarter 2009 Form 10-Q.

Both the Home Affordable Refinance Program and the Home Affordable Modification Program are now in operation. We began accepting delivery of newly refinanced mortgage loans under the Home Affordable Refinance Program on April 1, 2009, and we entered into the first trial modification plans for loans that we own or guarantee in March 2009.

We have taken a number of steps since the Home Affordable Refinance Program and the Home Affordable Modification Program were launched in March 2009 to let borrowers know that help may be available to them under the programs. We responded to an average of 7,300 phone calls each week from borrowers inquiring about the Making Home Affordable Program during the second quarter of 2009. During that period, the loan-lookup tool we added to our Web site, which allows borrowers to find out instantly whether we own their loans, was used over three million times. We also have worked with servicers to mail letters to approximately 288,000 Fannie Mae borrowers through July 15, 2009 regarding the possibility of modifying their loans. Together with Treasury, the Department of Housing and Urban Development (“HUD”), NeighborWorks, and Freddie Mac, we are implementing a Making Home Affordable marketing and communications outreach campaign. As part of that campaign, in June we launched a targeted market campaign that over the coming year will cover 40 communities experiencing high levels of foreclosure to raise awareness about the Making Home Affordable Program, educate borrowers about options available to them, prepare them to work more efficiently with their servicers, and help keep them from falling victim to foreclosure prevention scams. The targeted market campaign includes a variety of outreach activities, including distribution of brochures and other informational materials, community partner roundtables, training sessions with local housing counselors, and borrower foreclosure prevention workshops, where HUD-certified housing counselors and mortgage servicers meet one-on-one with borrowers.

We have also worked to support servicers who are modifying or refinancing our loans under the Making Home Affordable Program or who are modifying loans that we do not own or guarantee. Servicers face challenges putting in place personnel, training, systems and operations to support the Making Home

Affordable programs. To help them address these challenges, we have established on-site support for 39 of our top servicers, developed recorded tutorials, and we continue to offer live, Web-based training to servicers. We have also revised Desktop Underwriter® (“DU®”), our proprietary underwriting system that assists lenders in underwriting loans, to permit many refinancings under the Home Affordable Refinance Program to be made using DU.

A number of updates have been announced to expand the Making Home Affordable Program since its initial announcement:

•	On April 28, 2009, the Obama Administration announced the Second Lien Modification Program. Under the program when a borrower’s first lien mortgage loan is modified under the Home Affordable Modification Program, a servicer participating in the Second Lien Program will be required to offer either to modify the associated second lien according to a pre-set protocol or to extinguish the second lien mortgage loan in return for a lump sum payment under a pre-set formula determined by Treasury.

•	On May 14, 2009, the Obama Administration announced two new components of the Making Home Affordable Program to help distressed borrowers:

º	The Foreclosure Alternatives Program is aimed at assisting distressed borrowers by promoting alternatives to foreclosure when it is not an option for the borrower to keep the home. The program is designed to mitigate the impact of foreclosure on borrowers and communities by encouraging a “short sale” of the home (in which the borrower, working with the servicer, sells the home for less than the amount owed on the mortgage loan in full satisfaction of the loan) or a transfer of the home by a deed in lieu of foreclosure in cases where a borrower meets the eligibility requirements for a Home Affordable Modification but does not receive a modification offer or cannot maintain the required payments during the trial period or following modification.

º	Home Price Decline Protection Incentives are intended to provide investors with additional incentives for Home Affordable Modifications of loans secured by homes in areas where home prices have recently declined and where investors are concerned that price declines may persist.

•	On May 29, 2009, we announced a 2% limit on the cumulative loan level price adjustments and adverse market delivery charge we apply to loans refinanced through our Refi Plustm initiatives, through which we refinance loans under the Home Affordable Refinance Program. This limit was designed to reduce the cost of refinancing for some borrowers and thereby permit more borrowers to refinance under the program.

•	On June 25, 2009, we announced that we are easing the restrictions on the type of credit enhancement to which an existing loan can be subject, allowing more loans to be eligible for refinancing through the Home Affordable Refinance Program.

•	On July 1, 2009, FHFA authorized Fannie Mae and Freddie Mac to expand the Home Affordable Refinance Program to refinance their existing mortgage loans with an unpaid principal balance of up to 125% of the current value of the property covered by the mortgage loan, instead of the program’s initial 105% limit. We will begin acquiring these mortgage loans on September 1, 2009.

Not all of the announced program updates have been implemented at this time. More detailed information regarding the Home Affordable Refinance Program and the Home Affordable Modification Program is provided in “Part I—Item 2—MD&A—Executive Summary—Homeowner Assistance and Foreclosure Prevention Initiatives” of our First Quarter 2009 Form 10-Q.

Refinancing Activity

With long-term interest rates near record lows at the beginning of the second quarter of 2009, many borrowers took the opportunity to refinance their loans and obtain lower interest rates, a more stable loan product (such as a fixed-rate loan instead of an adjustable-rate loan), a lower monthly payment, or cash. During the second quarter and first six months of 2009, we acquired or guaranteed approximately 843,000 and 1,447,000 loans that were refinancings, including approximately 84,000 loans that represented refinancings in the second quarter through our Refi Plus initiatives. On average, during the second quarter of 2009, borrowers who refinanced through our Refi Plus initiatives reduced their monthly mortgage payments by $192. In addition, approximately 6.2% of the total loans refinanced through our Refi Plus initiatives provided the borrowers with a more stable loan product than their prior loan, such as a fixed-rate loan or a fully amortizing loan.

We acquired approximately 16,000 loans under the Home Affordable Refinance Program for our portfolio or for securitization during the second quarter of 2009. The pace of our acquisitions under the Home Affordable Refinance Program increased notably in July, with an estimated 16,000 loans acquired during the month. During the early phase of the program, we, along with servicers and other mortgage market participants, including mortgage insurers, took a number of steps—such as modifying systems and operations, and training personnel—that required time to put in place and therefore limited the number of loans that could be refinanced under the program during the second quarter. The number of loans that could be refinanced was also limited by the capacity of lenders to handle the large volume of refinancings generated by record-low rates and by the time it takes to go through the loan origination process from application to closing and delivery. As a result, we expect an increase in refinancings under this program in the third quarter as compared to the second quarter, as second quarter applications are closed and delivered.

We believe the most significant factor that will affect the number of borrowers refinancing under the program is mortgage rates. As rates increase, fewer borrowers benefit from refinancing their mortgage loan; as rates decrease, more borrowers benefit from refinancing. The number of borrowers who refinance under the Home Affordable Refinance Program is also likely to be constrained by a number of other factors, including lack of borrower awareness, lack of borrower action to initiate a refinancing, and borrower ineligibility due, for example, to severe home price declines or to borrowers failing to remain current in their mortgage payments. The increase in the maximum loan-to-value (“LTV”) ratio of the refinanced loan to up to 125% of the current value of the property and the increasing awareness of the availability of refinance options will, over time, help to lessen the effects of some of these constraints, but will take time to take effect.

Loan Workout Activity

During the second quarter of 2009, we continued our efforts to help homeowners avoid foreclosure through a variety of foreclosure alternatives. We refer to actions taken by servicers with a borrower to resolve the problem of delinquent loan payments as “workouts.” During the second quarter and first six months of 2009, we completed approximately 41,000 and 88,000 loan workouts, compared with approximately 124,000 workouts during all of 2008. These amounts do not include trial loan modifications under the Home Affordable Modification Program or repayment and forbearance plans that were initiated but not completed as of June 30, 2009. Loan modifications represented 40% of all workouts during the second quarter of 2009, compared with 27% of workouts during all of 2008. The workouts we completed during the second quarter of 2009 included approximately 17,000 loan modifications; 12,000 loans under our HomeSaver Advancetm program; and 5,000 repayment plans and forbearances completed.

During the second quarter, borrowers who accepted offers for modifications under the Home Affordable Modification Program entered three or four month trial periods that must be completed prior to the execution of a modification under the program. Activity during the early stages of the program has been affected by the need to build consumer awareness and by servicers’ success in identifying eligible borrowers and executing trial modification plans. Only a small number of loans had time to complete a trial modification period under the program prior to June 30, 2009.

We expect to see increased activity under the program in the coming months as servicers gain experience with the program, borrower awareness grows, and new updates aimed at expanding the program’s reach are implemented. As reported by servicers as part of the Making Home Affordable Program, there have been approximately 85,000 trial modifications started on Fannie Mae loans through July 30, 2009. The number of trial modifications started in July increased notably compared to monthly volumes during the second quarter.

Factors that have affected and may in the future continue to affect the number of loans modified include the following.

•	Servicer Capacity to Handle a New and Complex Process. Modifications require servicers to handle a multi-step process that includes identifying loans that are candidates for modification, making contact with the borrower, obtaining current financial information from the borrower, evaluating whether the program is a viable workout option, structuring the terms of the modification, communicating those terms to the borrower, providing the legal documentation, and receiving the borrower’s agreements to both enter the trial period and modify the loan. As with the Home Affordable Refinance Program, during the early phase of the Home Affordable Modification program, servicers took a number of steps to implement the program, such as establishing or modifying systems and operations, and training personnel, that required time to put in place. Many servicers are still increasing their capacity to implement the program by hiring staff, enhancing technology, and changing their processes. Servicers will need to continue to adapt and take actions to implement new program elements as they are introduced to the program in an effort to assist more borrowers. The number of loans ultimately modified under the program depends on the extent to which servicers are able and willing to increase their capacity sufficiently to address the demand for modifications.

•	Borrower Awareness, Initiation and Agreement. Before a loan can be modified under the program, a borrower must learn of the program, initiate a request for a modification or respond to solicitations to apply for the program, provide current, accurate financial information, agree to the terms of a proposed modification and successfully complete the trial payment period. Many distressed borrowers are reluctant or unwilling even to contact their lenders, as demonstrated by the substantial percentage of foreclosures that are completed without the borrower having ever contacted the lender. Thus, extensive borrower outreach is required to encourage distressed borrowers to initiate a modification.

•	Borrower Inability or Unwillingness to Make Payments Even under a Modified Loan. Modifications under the Home Affordable Modification Program, or indeed under any program, will not be sufficient to help some borrowers keep their homes, particularly borrowers who have significant non-mortgage debt obligations or who are suffering from loss of income or other life events that impair their ability to maintain their mortgage even if it is modified. Other borrowers, particularly those whose mortgage obligations significantly exceed the value of their homes, may be unwilling to make payments even on a modified mortgage.

Our efforts to reach out to borrowers and support servicers, as well as the Obama Administration’s recently announced program expansions, such as the Second Lien Program, are designed to address these factors and maximize the program’s ability to help as many borrowers as possible. We discuss these efforts and program updates above under “The Making Home Affordable Program.”

The actions we are taking and the initiatives introduced to assist homeowners and limit foreclosures, including those under the Making Home Affordable Program, are significantly different from our historical approach to delinquencies, defaults and problem loans. The unprecedented nature of these actions and uncertainties related to interest rates and the broader economic environment mean that it will take time for us to assess and provide information on the success of these efforts. Some of the initiatives we undertook prior to the Making Home Affordable Program have not achieved the results we expected. As we move forward under the Making Home Affordable Program, we will continue to work with our conservator to help us best fulfill our objective of helping homeowners and the mortgage market.

Activity as Program Administrator for Modifications on non-Fannie Mae loans

We have been active in our role as program administrator for loans modified under the Home Affordable Modification Program that are not owned or guaranteed by us. To date, over 30 servicers have signed up to offer modifications on non-agency loans under the program. Loans serviced by these servicers, together with other loans owned or guaranteed by us or by Freddie Mac, cover over 85% of the loans that may be eligible to be modified under the Home Affordable Modification Program. To help support servicers participating in the program, we have rolled out extensive systems and new technology tools, as well as updates to technology tools in response to feedback we have received from servicers. Servicers can access these tools, as well as documentation, guidelines and materials for borrowers, on a Web site we launched to support their participation in the program.

Expected Impact of Making Home Affordable Program on Fannie Mae

The unprecedented nature of the Making Home Affordable Program and uncertainties related to interest rates and the broader economic environment make it difficult for us to predict the full extent of our activities under the program and how those will affect us, or the costs that we will incur either in the short term or over the long term. As we gain more experience under these programs, we may recommend supplementing the programs with other initiatives that would allow us, pursuant to our mission, to assist more homeowners.

We have included data relating to our borrower loss mitigation activities for the second quarter, which includes activities under the Making Home Affordable Program, and our borrower loss mitigation activities for prior periods in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.” A discussion of the risks to our business posed by the Making Home Affordable Program is included in “Part II—Item 1A—Risk Factors.”

We expect that modifications we make, pursuant to our mission, under the Home Affordable Modification Program of loans we own or guarantee will adversely affect our financial results and condition due to several factors, including:

•	The requirement that we acquire any loan held in a Fannie Mae MBS prior to modifying it which, prior to January 1, 2010, will result in fair value loss charge-offs under SOP 03-3 against the “Reserve for guaranty losses” at the time we acquire the loan;

•	Incentive and “pay for success” fees paid to our servicers for modification of loans we own or guarantee;

•	Incentives to some borrowers under the program in the form of principal balance reductions if the borrowers continue to make payments due on the modified loan for specified periods; and

•	The effect of holding modified loans in our mortgage portfolio, to the extent the loans provide a below market yield, which may be lower than our cost of funds.

We also expect to incur significant additional operational expenses associated with the Making Home Affordable Program.

Accordingly, the Making Home Affordable Program will likely have a material adverse effect on our business, results of operations and financial condition, including our net worth. If the program is successful in reducing foreclosures and keeping borrowers in their homes, however, it may benefit the overall housing market and help in reducing our long-term credit losses.

Providing Mortgage Market Liquidity

During the first half of 2009, we purchased or guaranteed an estimated $415.2 billion in new business, measured by unpaid principal balance, which provided financing for approximately 1,737,000 conventional single-family loans and approximately 193,000 multifamily units. Most of these purchases and guarantees were of single-family loans and approximately 84% of our single-family business during the first half of 2009 consisted of refinancings. The $415.2 billion in new single-family and multifamily business for the first half of 2009 consisted of $255.8 billion in Fannie Mae MBS that were issued, and $159.4 billion in mortgage loans and mortgage-related securities that we purchased for our mortgage investment portfolio.

We remain a constant source of liquidity in the multifamily market and we have been successful with our goal of reinvigorating our multifamily MBS business and broadening our multifamily investor base. Approximately 71% of total multifamily production in the first half of 2009 was an MBS execution, compared to 17% in the first half of 2008.

In addition to purchasing and guaranteeing mortgage assets, we are taking a variety of other actions to provide liquidity to the mortgage market. These actions include:

•	Whole Loan Conduit. Whole loan conduit activities involve our purchase of loans principally for the purpose of securitizing them. We purchase loans from a large group of lenders and then securitize them as Fannie Mae MBS, which may then be sold to dealers and investors.

•	Early Funding. Normally, lenders must wait 30 to 45 days between loan closing and settlement of an MBS transaction before they receive payment for the loans they sell to us. Our early lender funding program allows lenders to deliver closed loans to us and receive payment for those loans within a more accelerated timeframe, which allows lenders to replenish their funds and make new loans as soon as possible.

•	Dollar Roll Transactions. We have increased the amount of our dollar roll activity in the second quarter of 2009 as a result of continued strain on financial institutions’ balance sheets, higher lending rates from prepayment uncertainty, attractive discount note funding and a desire to increase market liquidity by lending our balance sheet to the market at positive economic returns to us. A dollar roll transaction is a commitment to purchase a mortgage-related security with a concurrent agreement to re-sell a substantially similar security at a later date or vice versa. An entity who sells a mortgage-related security to us with a concurrent agreement to repurchase a security in the future gains immediate financing for their balance sheet.

Outlook

We anticipate that adverse market dynamics and certain of our activities undertaken, pursuant to our mission, to stabilize and support the housing and mortgage markets will continue to negatively affect our financial condition and performance through the remainder of 2009 and into 2010.

Overall Market Conditions.  We expect adverse conditions in the financial markets to continue through 2009. We expect further home price declines and rising default and severity rates during this period, all of which may worsen if unemployment rates continue to increase and if the U.S. continues to experience a broad-based economic recession. We continue to expect further increases in the level of foreclosures and single-family delinquency rates in 2009 and into 2010, as well as in the level of multifamily defaults and loss severity. We expect growth in residential mortgage debt outstanding to be flat in 2009 and 2010.

Home Price Declines:  Following a decline of approximately 10% in 2008, we expect that home prices will decline another 7% to 12% on a national basis in 2009. We also continue to expect that we will experience a peak-to-trough home price decline on a national basis of 20% to 30%. Based on the observed home price trend during the first half of 2009, we expect future home price declines to be on the lower end of our estimated ranges. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in lower percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment, due to historically unprecedented levels of uncertainty regarding a variety of critical assumptions we make when formulating these estimates, including: the effect of actions the federal government has taken and may take with respect to national economic recovery; the impact of those actions on home prices, unemployment and the general economic environment; and the rate of unemployment and/or wage decline. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price decline percentages.

Our estimate of a 7% to 12% home price decline for 2009 compares with a home price decline of approximately 12% to 18% using the S&P/Case-Shiller index method, and our 20% to 30% peak-to-trough home price decline estimate compares with an approximately 33% to 46% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations for each individual property by number of properties, whereas the S&P/Case-Shiller index weights expectations of home price declines based on property value, causing declines in home prices on higher priced homes to have a greater effect on the overall result; and (2) our estimates do not include sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values, whereas the S&P/Case-Shiller index includes sales of foreclosed homes. The S&P/Case-Shiller comparison numbers shown above are calculated using our models and assumptions, but modified to use these two factors (weighting of expectations based on property value and the inclusion of foreclosed property sales). In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based only on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference.

Credit Losses and Credit-Related Expenses.  We currently expect our credit losses and our credit loss ratio (each of which excludes fair value losses under SOP 03-3 and our HomeSaver Advance product) in 2009 to exceed our credit losses and our credit loss ratio in 2008 by a significant amount. We also continue to expect a significant increase in our SOP 03-3 fair value losses in 2009 as we increase the number of loans we repurchase from MBS trusts in order to modify them, particularly as more servicers participate in the Home Affordable Modification Program. In addition, we expect our credit-related expenses to be higher in 2009 than they were in 2008.

Expected Lack of Profitability for Foreseeable Future.  We expect to continue to have losses as our guaranty book of business continues to deteriorate and as we continue to incur ongoing costs in our efforts to keep people in homes and provide liquidity to the mortgage market. We do not expect to operate profitably in the foreseeable future.

Uncertainty Regarding our Future Status and Long-Term Financial Sustainability:  We expect that we will experience adverse financial effects as we seek to fulfill our mission by concentrating our efforts on keeping people in their homes and preventing foreclosures, including our efforts under the Making Home Affordable Program, while remaining active in the secondary mortgage market. In addition, future activities that our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help borrowers may contribute to further deterioration in our results of operations and financial condition. Although Treasury’s additional funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial and will increase as we request additional funds from Treasury under the senior preferred stock purchase agreement. As a result of these factors, along with current and expected market and economic conditions and the deterioration in our single-family and multifamily books of business, there is significant uncertainty as to our long-term financial sustainability. We expect that, for the foreseeable future, the earnings of the company, if any, will not be sufficient to pay the dividends on the senior preferred stock. As a result, future dividend payments will be effectively funded from equity drawn from the Treasury.

Further, as described under “Legislative and Regulatory Matters—Obama Administration Financial Regulatory Reform Plan and Congressional Hearing,” Treasury and HUD are currently engaged in an initiative to develop recommendations on the future of our business. In July 2009, the Treasury Secretary stated that: “As a government, we’re going to have to figure out [Fannie Mae and Freddie Mac’s] future. What they are today is not going to be their future.” In addition, a Congressional subcommittee held hearings in June regarding the present condition and future status of our business, and future hearings are expected. We expect significant uncertainty regarding the future of our business, including whether we will continue to exist, to continue until February 2010 and beyond.

LEGISLATIVE AND REGULATORY MATTERS

Obama Administration Financial Regulatory Reform Plan and Congressional Hearing

In June 2009, the Obama Administration announced a comprehensive regulatory reform plan to transform the manner in which the financial services industry is regulated. The Administration’s white paper describing the plan notes that “[w]e need to maintain the continued stability and strength of the GSEs during these difficult financial times.” The white paper states that Treasury and HUD, in consultation with other government agencies, will engage in a wide-ranging initiative to develop recommendations on the future of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system, and will report its recommendations to Congress and the American public at the time of the President’s 2011 budget release. The President’s 2011 budget is currently expected to be released in February 2010.

The Obama Administration’s white paper notes that there are a number of options for the reform of the GSEs, including:

•	returning them to their previous status as GSEs with the paired interests of maximizing returns for private shareholders and pursuing public policy home ownership goals;

•	gradually winding down the GSEs’ operations and liquidating their assets;

•	incorporating the GSEs’ functions into a federal agency;

•	implementing a public utility model where the government regulates the GSEs’ profit margin, sets guarantee fees, and provides explicit backing for GSE commitments;

•	converting the GSEs’ role to providing insurance for covered bonds; and

•	dissolving Fannie Mae and Freddie Mac into many smaller companies.

In June 2009, a Congressional subcommittee held a hearing to discuss the present condition and future status of Fannie Mae and Freddie Mac. The subcommittee chairman indicated that this was the first of many hearings regarding the roles and functions of Fannie Mae and Freddie Mac. In July 2009, GSE reform legislation was introduced in the House of Representatives that, if enacted, would substantially alter our current structure and provide for the eventual wind-down of the GSEs. It is unclear what action the House of Representatives will take on this legislation, if any. In addition, we believe additional GSE reform legislation is likely to be introduced in the future. As a result, there continues to be significant uncertainty regarding the future of our company, including whether we will continue to exist.

The Administration’s financial regulatory reform plan also proposes significantly altering the current regulatory framework applicable to the financial services industry, with enhanced and more comprehensive regulation of financial firms and markets. This regulation may directly and indirectly affect many aspects of our business and that of our business partners. The plan includes proposals relating to the enhanced regulation of securitization markets, changes to existing capital and liquidity requirements for financial firms, additional regulation of the over-the-counter derivatives market, stronger consumer protection regulations, regulations on compensation practices and changes in accounting standards. In July 2009, the House Financial Services Committee began a series of hearings on the Administration’s plan and proposed legislation.

We cannot predict the ultimate impact of these proposed regulatory reforms on our company or our industry.

Pending Legislation

In June 2009, the House of Representatives passed a bill that, among other things, would impose upon Fannie Mae and Freddie Mac a duty to develop loan products and flexible underwriting guidelines to facilitate a secondary market for “energy-efficient” and “location-efficient” mortgages. The legislation would also allow Fannie Mae and Freddie Mac additional credit toward their housing goals for purchases of energy-efficient and location-efficient mortgages. It is unclear what action the Senate will take on this legislation, or what impact it may have on our business if this legislation is enacted.

In May 2009, the House of Representatives passed a bill that, among other things, would require originators to retain a level of credit risk for certain mortgages that they sell, enhance consumer disclosures, impose new servicing standards and allow for assignee liability. If enacted, the legislation would impact our business and the overall mortgage market. However, it is unclear when, or if, the Senate will consider comparable legislation.

In March 2009, the House of Representatives passed a housing bill that, among other things, includes provisions intended to stem the rate of foreclosures by allowing bankruptcy judges to modify the terms of mortgages on principal residences for borrowers in Chapter 13 bankruptcy. Specifically, the House bill would allow bankruptcy judges to adjust interest rates, extend repayment terms and lower the outstanding principal amount to the current estimated fair value of the underlying property. If enacted, this legislation could have an adverse impact on our business. The Senate passed a similar housing bill in May 2009 that did not include comparable bankruptcy-related provisions. It is unclear when, or if, the Senate will reconsider other alternative bankruptcy-related legislation.

Housing Goals

On July 30, 2009, FHFA issued a final rule changing our 2009 housing goals from the goals initially set by the Regulatory Reform Act. FHFA determined that, in light of current market conditions, the previously established 2009 housing goals were not feasible unless adjusted. The final rule reduces our 2009 base housing goals and home purchase subgoals approximately to the levels that prevailed in 2004 through 2006. The final rule also raises our multifamily special affordable housing subgoal. The subgoal is 1% of the average annual dollar volume of combined (single-family and multifamily) mortgages purchased by Fannie Mae during specified years. To adjust the subgoal, FHFA changed the base years on which the average is calculated. HUD’s 2004 rule used the years 2000-2002 to set the subgoal. FHFA’s rule uses the years 1999-2008. The final rule also permits loan modifications that we make in accordance with the Making Home Affordable Program to be treated as mortgage purchases and count towards the housing goals. In addition, the final rule excludes from counting towards the 2009 housing goals any purchases of loans on one-to four-unit properties with a maximum original principal balance higher than the nationwide conforming loan limit (currently set at $417,000).

The following table sets forth our revised 2009 housing goals and subgoals.

2009
Goal

Housing goals:(1)
Low- and moderate-income housing	43.0%
Underserved areas	32.0
Special affordable housing	18.0

Housing subgoals:
Home purchase subgoals:(2)
Low- and moderate-income housing	40.0%
Underserved areas	30.0
Special affordable housing	14.0
Multifamily special affordable housing subgoal ($ in billions)(3)	$6.56

(1)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(2)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

(3)	The multifamily subgoal is measured by loan amount and expressed as a dollar amount.

Regulation of New Products and Activities

In July 2009, FHFA published an interim final rule, “Prior Approval for Enterprise Products,” setting forth a process for FHFA to review new products and activities prior to their launch by Fannie Mae or Freddie Mac. This interim final rule, which became effective upon publication, implements a provision of the Housing and Economic Recovery Act of 2008 that requires Fannie Mae and Freddie Mac to obtain the approval of the Director of FHFA before initially offering a new product. The interim final rule requires that we submit detailed information about all new products and activities to the Director of FHFA prior to launching the product or commencing the activity. The Director will determine which proposed new activities require a 30-day public notice and comment period and prior approval. In determining whether to approve a proposed new product, the Director will consider whether the product is consistent with our charter, the public interest, and safety and soundness. We have received instructions from the Director of FHFA regarding compliance with the rule during the period that FHFA is receiving and considering comments on the interim final rule. Pursuant to these instructions, we are working with FHFA to finalize the processes and procedures to implement this statutory requirement. Depending on the manner in which it is implemented, this rule could have an adverse impact on our ability to develop and introduce new products and activities to the marketplace.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We describe below significant changes in the judgments and assumptions we made during the second quarter of 2009 in applying our critical accounting policies and estimates. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of the Board of Directors. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our 2008 Form 10-K for additional information about our critical accounting policies and estimates.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on how to determine the fair value when the volume and level of activity for the asset or liability have significantly decreased. If there has been a significant decrease in the volume and level of activity for an asset or liability as compared to the normal level of market activity for the asset or liability, there is an increased likelihood that quoted prices or transactions for the instrument are not reflective of an orderly transaction and may therefore require significant adjustment to estimate fair value. We evaluate the existence of the following conditions in determining whether there is an inactive market for our financial instruments: (1) there are few transactions for the financial instrument; (2) price quotes are not based on current market information; (3) the price quotes we receive vary significantly either over time or among independent pricing services or dealers; (4) price indices that were previously highly correlated are demonstrably uncorrelated; (5) there is a significant increase in implied liquidity risk premiums, yields or performance indicators, such as delinquency rates or loss severities, for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the financial instrument; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new issuances (i.e., primary market) for the financial instrument or similar financial instruments; or (8) there is limited availability of public market information.

In determining fair value, we use various valuation techniques. We disclose the carrying value and fair value of our financial assets and liabilities and describe the specific valuation techniques used to determine the fair value of these financial instruments in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.” Our adoption of FSP FAS 157-4 effective April 1, 2009 did not result in a change in our valuation techniques for estimating fair value.

SFAS 157 provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Each asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement. The three levels of the SFAS 157 fair value hierarchy are described below:

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

Fair Value Hierarchy— Level 3 Assets and Liabilities

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

Fair value measurements related to financial instruments that are reported at fair value in our condensed consolidated financial statements each period, such as our trading and available-for-sale securities and derivatives, are referred to as recurring fair value measurements. Fair value measurements related to financial instruments that are not reported at fair value each period, such as held-for-sale mortgage loans, are referred to as non-recurring fair value measurements. The following discussion identifies the primary types of financial assets and liabilities within each balance sheet category that are reported at fair value on a recurring basis and are based on level 3 inputs, We also describe the valuation techniques we use to determine their fair values, including key inputs and assumptions.

•	Trading and Available-for-Sale Investment Securities. Our financial instruments within these asset categories that are classified as level 3 primarily consist of mortgage-related securities backed by Alt-A loans, subprime loans and manufactured housing loans and mortgage revenue bonds. We have relied on external pricing services to estimate the fair value of these securities and validated those results with our internally derived prices, which may incorporate spread, yield, or vintage and product matrices, and standard cash flow discounting techniques. The inputs we use in estimating these values are based on multiple factors, including market observations, relative value to other securities, and non-binding dealer quotes. If we are not able to corroborate vendor-based prices, we rely on management’s best estimate of fair value.

•	Derivatives. Our derivative financial instruments that are classified as level 3 primarily consist of a limited population of certain highly structured, complex interest rate risk management derivatives. Examples include certain swaps with embedded caps and floors that reference non-standard indices. We determine the fair value of these derivative instruments using indicative market prices obtained from independent third parties. If we obtain a price from a single source and we are not able to corroborate that price, the fair value measurement is classified as level 3.

•	Guaranty Assets and Buy-ups. We determine the fair value of our guaranty assets and buy-ups based on the present value of the estimated compensation we expect to receive for providing our guaranty. We generally estimate the fair value using proprietary internal models that calculate the present value of expected cash flows. Key model inputs and assumptions include prepayment speeds, forward yield curves and discount rates that are commensurate with the level of estimated risk.

•	Guaranty Obligations. The fair value of all guaranty obligations, measured subsequent to their initial recognition, reflects our estimate of a hypothetical transaction price that we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the guaranty obligations using internal valuation models that calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions, such as default rates, severity rates and a required rate of return. During 2008, we further adjusted the model-generated values based on our current market pricing to arrive at our estimate of a hypothetical transaction price for our existing guaranty obligations. Beginning in the first quarter of 2009, we concluded that the credit characteristics of the pools of loans upon which we were issuing new guarantees increasingly did not reflect the credit characteristics of our existing guaranteed pools; thus, current market prices for our new guarantees were not a relevant input to our estimate of the hypothetical transaction price for our existing guaranty obligations. Therefore, at June 30, 2009, we based our estimate of the fair value of our existing guaranty obligations solely upon our model without further adjustment.

Table 2 presents a comparison, by balance sheet category, of the amount of financial assets carried in our consolidated balance sheets at fair value on a recurring basis and classified as level 3 as of June 30, 2009 and December 31, 2008. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as level 3 to vary each period.

Table 2:  Level 3 Recurring Financial Assets at Fair Value

	As of
	June 30,	December 31,
Balance Sheet Category	2009	2008
	(Dollars in millions)

Trading securities	$9,728	$12,765
Available-for-sale securities	39,915	47,837
Derivatives assets	256	362
Guaranty assets and buy-ups	1,483	1,083

Level 3 recurring assets	$51,382	$62,047

Total assets	$911,382	$912,404
Total recurring assets measured at fair value	$369,205	$359,246
Level 3 recurring assets as a percentage of total assets	6%	7%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	14%	17%
Total recurring assets measured at fair value as a percentage of total assets	41%	39%

Level 3 recurring assets totaled $51.4 billion, or 6% of our total assets, as of June 30, 2009, compared with $62.0 billion, or 7% of our total assets, as of December 31, 2008. The decrease in assets classified as level 3 during the first six months of 2009 was principally the result of a net transfer of approximately $6.3 billion in assets to level 2 from level 3. The transferred assets consisted primarily of private-label mortgage-related securities backed by non-fixed rate Alt-A loans. The market for Alt-A securities continues to be relatively illiquid. However, during the first half of 2009, price transparency improved as a result of recent transactions, and we noted some convergence in prices obtained from third party vendors. As a result, we determined that it was appropriate to rely on level 2 inputs to value these securities.

Financial assets measured at fair value on a non-recurring basis and classified as level 3, which are not presented in the table above, include held-for-sale loans that are measured at lower of cost or fair value and that were written down to fair value during the period. Held-for-sale loans that were reported at fair value, rather than amortized cost, totaled $2.4 billion and $1.3 billion as of June 30, 2009 and December 31, 2008, respectively. In addition, certain other financial assets carried at amortized cost that have been written down to fair value during the period due to impairment are classified as non-recurring. The fair value of these level 3 non-recurring financial assets, which primarily consisted of certain guaranty assets, low income housing tax credit (“LIHTC”) partnership investments and acquired property, totaled $18.1 billion and $22.4 billion as of June 30, 2009 and December 31, 2008, respectively.

Our LIHTC investments trade in a market with limited observable transactions. There is decreased market demand for LIHTC investments because there are fewer tax benefits derived from these investments by traditional investors, as these investors are currently projecting much lower levels of future profits than in previous years. This decreased demand has reduced the value of these investments. We determine the fair value of our LIHTC investments using internal models that estimate the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates are based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which require significant management judgment, include discount rates and projections related to the amount and timing of tax benefits. We compare the model results to the limited number of observed market transactions and make adjustments to reflect differences between the risk profile of the observed market transactions and our LIHTC investments.

Financial liabilities measured at fair value on a recurring basis and classified as level 3 consisted of long-term debt with a fair value of $1.0 billion and $2.9 billion as of June 30, 2009 and December 31, 2008, respectively, and derivatives liabilities with a fair value of $24 million and $52 million as of June 30, 2009 and December 31, 2008, respectively.

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

Our Valuation Oversight Committee, which includes senior representation from business areas, our Enterprise Risk Management office and our Finance Division, is responsible for reviewing the valuation and pricing methodologies used in our fair value measurements and any significant valuation adjustments, judgments, controls and results. Actual valuations are performed by personnel independent of our business units. Our Price Verification Group, which is an independent control group separate from the group that is responsible for obtaining the prices, also is responsible for performing monthly independent price verification. The Price Verification Group also performs independent reviews of the assumptions used in determining the fair value of products we hold that have material estimation risk because observable market-based inputs do not exist.

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

Other-Than-Temporary Impairment of Investment Securities

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which modifies the model for assessing other-than-temporary impairment for investments in debt securities. Under this guidance, a debt security is evaluated for other-than-temporary impairment if its fair value is less than its amortized cost basis. Other-than-temporary impairment is recognized in earnings if one of the following conditions exists: (1) the intent is to sell the security; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) the amortized cost basis is not expected to be recovered. If, however, we do not intend to sell the security and will not be required to sell prior to recovery of the amortized cost basis, only the credit component of other-than-temporary impairment is recognized in earnings. The noncredit component is recorded in other comprehensive income (“OCI”). The credit component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, while the noncredit component is the remaining difference between the security’s fair value and the present value of expected future cash flows. We adopted this new accounting guidance effective April 1, 2009, which resulted in a cumulative-effect pre-tax reduction of $8.5 billion ($5.6 billion after tax) in our accumulated deficit to reclassify to accumulated other comprehensive income (“AOCI”) the noncredit component of other-than-temporary impairment losses previously recognized in earnings. We also reversed $3.0 billion of our deferred tax asset valuation allowance, which resulted in a $3.0 billion reduction in our accumulated deficit, because we continue to have the intent and ability to hold these securities to recovery.

We conduct periodic reviews of each investment security that has an unrealized loss to determine whether other-than-temporary impairment has occurred. As a result of our April 1, 2009 adoption of the new other-than-temporary impairment guidance, we revised our approach for measuring and recognizing impairment. Our evaluation continues to require significant management judgment and a consideration of various factors to determine if we will receive the amortized cost basis of our investment securities. These factors include, but are not limited to, the severity and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments. We rely on expected future cash flow projections to determine if we will recover the amortized cost basis of our available-for-sale securities. These cash flow projections are derived from internal models that consider particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement.

We provide more detailed information on our accounting for other-than-temporary impairment in “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.” Also refer to “Consolidated Balance Sheet Analysis—Mortgage Investments—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of other-than-temporary impairment recognized on our investments in Alt-A and subprime private-label securities.

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

Because of the current stress in the housing and credit markets, and the speed and extent to which these markets have deteriorated, our process for determining our loss reserves has become more complex and involves a greater degree of management judgment. As a result of the continued decline in home prices, more limited opportunities for refinancing due to the tightening of the credit markets and the sharp rise in unemployment, mortgage delinquencies have reached record levels. Our historical loan performance data indicates a pattern of default rates and credit losses that typically occur over time, which are strongly dependent on the age of a mortgage loan. However, we have witnessed significant changes in traditional loan performance and delinquency patterns, including an increase in early-stage delinquencies for certain loan categories and faster transitions to later stage delinquencies. We believe that recently announced government policies and our initiatives under these policies have partly contributed to these newly observed delinquency patterns. For example, our level of foreclosures and associated charge-offs were lower during the first and second quarters of 2009 than they otherwise would have been due to foreclosure delays resulting from our foreclosure suspension, our requirement that loan modification options be pursued with the borrower before proceeding to a foreclosure sale, and state-driven changes in foreclosure rules to slow and extend the foreclosure process. As a result, we determined that it was necessary to refine our loss reserve estimation process to reflect these newly observed delinquency patterns, as we describe in more detail below.

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

We experienced a substantial reduction in foreclosures and charge-offs during the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009 when our foreclosure suspension was in effect and a surge in foreclosures during the two-week period of February 1, 2009 through February 16, 2009. Since February 16, 2009, we have continued to observe a reduced level of foreclosures as our servicers, in keeping with our guidelines, evaluate borrowers for newly introduced workout options before proceeding to a foreclosure. Because of the distortion in defaults caused by these temporary events, we adjusted our loss curves to incorporate default estimates derived from an assessment of our most recently observed loan delinquencies and the related transition of loans through the various delinquency categories. We used this delinquency assessment and our most recent default information prior to the foreclosure suspension to estimate the number of defaults that we would have expected to occur during the first six months of 2009 if the foreclosure moratorium and our new foreclosure guidelines had not been in effect. We then used these estimated defaults, rather than the actual number of defaults that occurred during the first six months of 2009, to estimate our loss curves and derive the default rates used in determining our single-family loss reserves as of June 30, 2009. Consistent with the approach we used as of December 31, 2008, we also made management adjustments to our model-generated results to capture incremental losses that may not be fully reflected in our models related to geographically concentrated areas that are experiencing severe stress as a result of significant home price declines and the sharp rise in unemployment rates.

In determining our multifamily loss reserves, we made several enhancements in the first and second quarters of 2009 to the models used in determining our multifamily loss reserves to reflect the impact of the continuing deterioration in the credit performance of loans in our multifamily guaranty book of business. These model enhancements involved weighting more heavily recent loan default and severity experience to derive the key parameters used in calculating our expected default rates. We expect increased multifamily defaults and loss severities in 2009.

Our combined loss reserves increased by $30.4 billion during the first six months of 2009 to $55.1 billion as of June 30, 2009, reflecting further deterioration in both our single-family and multifamily guaranty book of business, as evidenced by the significant increase in delinquent, seriously delinquent and nonperforming loans, as well as an increase in our average loss severities as a result of the decline in home prices during the first six months of 2009. The incremental management adjustment to our loss reserves for geographic and unemployment stresses accounted for approximately $8.2 billion of our combined loss reserves of

$55.1 billion as of June 30, 2009, compared with approximately $2.3 billion of our combined loss reserves of $24.8 billion as of December 31, 2008.

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

Table 3 presents a condensed summary of our consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and selected performance metrics that we believe are useful in evaluating changes in our results between periods.

Table 3:  Summary of Condensed Consolidated Results of Operations and Performance Metrics

	For the				For the
	Three Months Ended				Six Months Ended				Quarterly		Year-to-Date
	June 30,				June 30,				Variance		Variance
	2009		2008		2009		2008		$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$3,735		$2,057		$6,983		$3,747		$1,678	82%	$3,236	86%
Guaranty fee income	1,659		1,608		3,411		3,360		51	3	51	2
Trust management income	13		75		24		182		(62)	(83)	(158)	(87)
Fee and other income	184		225		365		452		(41)	(18)	(87)	(19)

Net revenues	5,591		3,965		10,783		7,741		1,626	41	3,042	39

Investment gains (losses), net(1)	(45)		(376)		178		(432)		331	88	610	141
Net other-than-temporary impairments(1)	(753)		(507)		(6,406)		(562)		(246)	(49)	(5,844)	(1,040)
Fair value gains (losses), net(2)	823		517		(637)		(3,860)		306	59	3,223	83
Losses from partnership investments	(571)		(195)		(928)		(336)		(376)	(193)	(592)	(176)
Administrative expenses	(510)		(512)		(1,033)		(1,024)		2	—	(9)	(1)
Credit-related expenses(3)	(18,784)		(5,349)		(39,656)		(8,592)		(13,435)	(251)	(31,064)	(362)
Other non-interest expenses(4)	(508)		(283)		(866)		(788)		(225)	(80)	(78)	(10)

Loss before federal income taxes and extraordinary losses	(14,757)		(2,740)		(38,565)		(7,853)		(12,017)	(439)	(30,712)	(391)
Benefit (provision) for federal income taxes	(23)		476		600		3,404		(499)	(105)	(2,804)	(82)
Extraordinary losses, net of tax effect	—		(33)		—		(34)		33	100	34	100

Net loss	(14,780)		(2,297)		(37,965)		(4,483)		(12,483)	(543)	(33,482)	(747)
Less: Net (income) loss attributable to the noncontrolling interest	26		(3)		43		(3)		29	967	46	1,533

Net loss attributable to Fannie Mae	$(14,754)		$(2,300)		$(37,922)		$(4,486)		$(12,454)	(541)%	$(33,436)	(745)%

Diluted loss per common share	$(2.67)		$(2.54)		$(6.76)		$(5.11)		$(0.13)	(5.12)%	$(1.65)	(32.29)%

Performance metrics:
Net interest yield(5)	1.69%		1.00%		1.57%		0.91%
Average effective guaranty fee rate (in basis points)(6)	25.5	bp	26.3	bp	26.4	bp	27.9	bp
Credit loss ratio (in basis points)(7)	44.1		17.5		38.6		15.1

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation in our consolidated statements of operations.

(2)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets losses, net; (d) debt foreign exchange gains (losses), net; and (e) debt fair value gains (losses), net.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Consists of the following: (a) debt extinguishment gains (losses), net and (b) other expenses.

(5)	Calculated based on annualized net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(6)	Calculated based on annualized guaranty fee income for the reporting period divided by average outstanding Fannie Mae MBS and other guarantees during the period, expressed in basis points.

(7)	Calculated based on annualized (a) charge-offs, net of recoveries; plus (b) foreclosed property expense; adjusted to exclude (c) the impact of SOP 03-3 and HomeSaver Advance fair value losses for the reporting period divided by the average guaranty book of business during the period, expressed in basis points.

The section below provides a comparative discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2009 and 2008. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive Summary” where we discuss trends and other factors that we expect will affect our future results of operations.

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

We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Table 4 presents an analysis of our net interest income and net interest yield for the three and six months ended June 30, 2009 and 2008.

Table 4:  Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$428,975	$5,611	5.23%	$418,504	$5,769	5.51%
Mortgage securities	343,031	4,162	4.85	318,396	4,063	5.10
Non-mortgage securities(3)	55,338	68	0.49	57,504	400	2.75
Federal funds sold and securities purchased under agreements to resell	49,678	110	0.87	26,869	186	2.74
Advances to lenders	5,970	29	1.92	3,332	46	5.46

Total interest-earning assets	$882,992	$9,980	4.52%	$824,605	$10,464	5.07%

Interest-bearing liabilities:
Short-term debt	$290,189	$600	0.82%	$242,453	$1,685	2.75%
Long-term debt	576,008	5,645	3.92	550,940	6,720	4.88
Federal funds purchased and securities sold under agreements to repurchase	3	—	4.27	303	2	2.61

Total interest-bearing liabilities	$866,200	$6,245	2.88%	$793,696	$8,407	4.23%

Impact of net non-interest bearing funding	$16,792		0.05%	$30,909		0.16%

Net interest income/net interest yield(4)		$3,735	1.69%		$2,057	1.00%

Selected benchmark interest rates at end of period:(5)
3-month LIBOR			0.60%			2.78%
2-year swap interest rate			1.53			3.55
5-year swap interest rate			2.97			4.26
30-year Fannie Mae MBS par coupon rate			4.59			5.84

	For the Six Months Ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$429,969	$11,209	5.21%	$414,163	$11,431	5.52%
Mortgage securities	344,985	8,782	5.09	317,107	8,207	5.18
Non-mortgage securities(3)	51,862	159	0.61	62,067	1,078	3.44
Federal funds sold and securities purchased under agreements to resell	56,893	214	0.74	31,551	579	3.63
Advances to lenders	5,118	52	2.02	3,780	111	5.81

Total interest-earning assets	$888,827	$20,416	4.59%	$828,668	$21,406	5.16%

Interest-bearing liabilities:
Short-term debt	$310,200	1,707	1.09%	$249,949	$4,243	3.36%
Long-term debt	565,407	11,726	4.15	548,244	13,411	4.89
Federal funds purchased and securities sold under agreements to repurchase	41	—	1.24	371	5	2.67

Total interest-bearing liabilities	$875,648	$13,433	3.07%	$798,564	$17,659	4.41%

Impact of net non-interest bearing funding	$13,179		0.05%	$30,104		0.16%

Net interest income/net interest yield(4)		$6,983	1.57%		$3,747	0.91%

(1)	We have calculated the average balances for mortgage loans based on the average of the amortized cost amounts as of the beginning of the period and as of the end of each month in the period. For all other categories, the average balances have been calculated based on a daily average.

(2)	Average balance amounts include nonaccrual loans with an average balance totaling $20.9 billion and $8.4 billion for the three months ended June 30, 2009 and 2008, respectively, and $19.7 billion and $8.3 billion for the six months ended June 30, 2009 and 2008, respectively. Interest income includes interest income on loans purchased from MBS trusts subject to SOP 03-3, which totaled $256 million and $168 million for the three months ended June 30, 2009 and 2008, respectively, and $409 million and $313 million for the six months ended June 30, 2009 and 2008, respectively. These interest income amounts included accretion of $198 million and $53 million for the three months ended June 30, 2009 and 2008, respectively and $263 million and $88 million for the six months ended June 30, 2009 and 2008, respectively, relating to a portion of the fair value losses recorded upon the acquisition of loans subject to SOP 03-3.

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

Table 5:  Rate/Volume Analysis of Net Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2009 vs. 2008			2009 vs. 2008
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$(158)	$142	$(300)	$(222)	$426	$(648)
Mortgage securities	99	304	(205)	575	712	(137)
Non-mortgage securities(2)	(332)	(15)	(317)	(919)	(153)	(766)
Federal funds sold and securities purchased under agreements to resell	(76)	99	(175)	(365)	279	(644)
Advances to lenders	(17)	23	(40)	(59)	30	(89)

Total interest income	(484)	553	(1,037)	(990)	1,294	(2,284)

Interest expense:
Short-term debt	(1,085)	281	(1,366)	(2,536)	841	(3,377)
Long-term debt	(1,075)	294	(1,369)	(1,685)	409	(2,094)
Federal funds purchased and securities sold under agreements to repurchase	(2)	(3)	1	(5)	(3)	(2)

Total interest expense	(2,162)	572	(2,734)	(4,226)	1,247	(5,473)

Net interest income	$1,678	$(19)	$1,697	$3,236	$47	$3,189

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income increased 82% and 86% in the second quarter and first six months of 2009, respectively, from comparable prior year periods driven primarily by a 69% and 73% expansion of our net interest yield for the second quarter and first six months, respectively, and a 7% increase in average interest earning assets for both the second quarter and first six months. The 69 basis point increase in our net interest yield during the second quarter of 2009 as compared with the second quarter of 2008 was primarily attributable to a 135 basis point reduction in the average cost of our debt for the second quarter of 2009 to 2.88%, which more than offset the 55 basis point decline in the average yield on our interest-earning assets to 4.52%. The 66 basis point increase in our net interest yield during the first six months of 2009 as compared with the first six months of 2008 was primarily attributable to a 134 basis point reduction in the average cost of our debt for the first six months of 2009 to 3.07%, which more than offset the 57 basis point decline in the average yield on our interest-earning assets to 4.59%.

The significant reduction in the average cost of our debt during the second quarter and first six months of 2009 from the comparable prior year periods was primarily attributable to a decline in borrowing rates, a shift in our funding mix in the second half of 2008 to more short-term debt because of the reduced demand for our longer-term and callable debt securities, and significant repurchasing activity of callable debt. Due to the improved demand and attractive pricing for our non-callable and callable long-term debt during the first half of 2009, we issued a significant amount of long-term debt during this period, which we then used to repay maturing short-term debt and prepay more expensive long-term debt. Our net interest yield for the second quarter and first six months of 2008 reflected a benefit from the redemption of step-rate debt securities, which reduced the average cost of our debt. Because we paid off these securities prior to maturity, we reversed a portion of the interest expense that we had previously accrued using an average effective rate.

Although we consider the periodic net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments, these amounts are not reflected in our net interest income and net interest yield. Instead, these amounts are included in our derivatives gains (losses) and reflected in our condensed consolidated statements of operations as a component of “Fair value gains (losses), net.” As shown in Table 8 below, we recorded net contractual interest expense on our interest rate swaps totaling $779 million and $1.7 billion for the second quarter and first six months of 2009, respectively, and $304 million and $330 million for the second quarter and first six months of 2008, respectively. The economic effect of the interest accruals on our interest rate swaps increased our funding costs by 35 and 39 basis points for the second quarter and first six months of 2009, respectively, and 15 basis points and 8 basis points for the second quarter and first six months of 2008, respectively.

The 7% increase in our average interest-earning assets for both the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 was attributable to the second half of 2008 when we increased portfolio purchases, as mortgage-to-debt spreads reached historic highs, and there was a reduction in liquidations due to the disruption in the housing and credit markets. However, in the second quarter and first six months of 2009, we significantly reduced our net purchases of agency MBS, largely due to the significant narrowing of spreads on agency MBS during this period in response to the Federal Reserve’s program to purchase up to $1.25 trillion of agency MBS by the end of 2009. The Federal Reserve currently is the primary purchaser of agency MBS.

Under the senior preferred stock purchase agreement, we are limited in the amount of mortgage assets we are allowed to own and the amount of debt we are allowed to issue. Although the debt and mortgage portfolio caps did not have a significant impact on our portfolio activities during the second quarter or first six months of 2009, these limits may have a significant adverse impact on our future portfolio activities and net interest income. For additional information on our portfolio investment and funding activity, see “Consolidated Balance Sheet Analysis—Mortgage Investments” and “Liquidity and Capital Management—Liquidity Management—Debt Funding.”

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

Table 6 shows the components of our guaranty fee income, our average effective guaranty fee rate and Fannie Mae MBS activity for the three and six months ended June 30, 2009 and 2008.

Table 6:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended June 30,
	2009			2008
	Amount	Rate(2)		Amount	Rate(2)		%Change
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate excluding certain fair value adjustments and buy-up impairment	$1,545	23.7	bp	$1,458	23.8	bp	6%
Net change in fair value of buy-ups and certain guaranty assets	116	1.8		152	2.5		(24)
Buy-up impairment	(2)	—		(2)	—		—

Guaranty fee income/average effective guaranty fee rate	$1,659	25.5	bp	$1,608	26.3	bp	3%

Average outstanding Fannie Mae MBS and other guarantees(3)	$2,600,781			$2,442,886			6%
Fannie Mae MBS issues(4)	315,911			177,763			78

	For the Six Months Ended June 30,
	2009			2008
	Amount	Rate(2)		Amount	Rate(2)		%Change
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate excluding certain fair value adjustments and buy-up impairment	$3,271	25.3	bp	$3,177	26.4	bp	3%
Net change in fair value of buy-ups and certain guaranty assets	162	1.3		214	1.8		(24)
Buy-up impairment	(22)	(0.2)		(31)	(0.3)		29

Guaranty fee income/average effective guaranty fee rate	$3,411	26.4	bp	$3,360	27.9	bp	2%

Average outstanding Fannie Mae MBS and other guarantees(3)	$2,581,968			$2,407,296			7%
Fannie Mae MBS issues(4)	470,231			346,355			36

(1)	Guaranty fee income includes the accretion of losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008.

(2)	Presented in basis points and calculated based on annualized guaranty fee income components divided by average outstanding Fannie Mae MBS and other guarantees for each annualized respective period.

(3)	Includes unpaid principal balance of other guarantees totaling $26.1 billion and $27.8 billion as of June 30, 2009 and December 31, 2008, respectively, and $31.8 billion and $41.6 billion on June 30, 2008 and December 31, 2007, respectively.

(4)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

The 3% and 2% increase in our guaranty fee income in the second quarter and first six months of 2009 was driven by a 6% and 7% increase in our average outstanding Fannie Mae MBS and other guarantees in the respective periods that was partially offset by a decrease in the average charged guaranty fee. Other factors contributing to higher guaranty fee income include an increase in the recognition of deferred amounts into income partially offset by lower fair value adjustments of buy-ups and certain guaranty assets. We experienced an increase in our average outstanding Fannie Mae MBS and other guarantees throughout 2008 and for the first six months of 2009 as our market share of new single-family mortgage-related securities issuances remained high and new MBS issuances outpaced liquidations.

The decrease in our average effective guaranty fee rate for the second quarter and first six months of 2009 was attributable to a lower average charged guaranty fee on new business as well as lower fair value adjustments on buy-ups and certain guaranty assets. This was partially offset by the recognition of deferred amounts into income as interest rates in the second quarter and first six months of 2009 were lower than comparable prior year periods. The average charged guaranty fee on our new single-family business for the second quarter and first six months of 2009 was 23.7 basis points and 22.5 basis points, respectively, compared with 28.0 basis points and 26.9 basis points for the second quarter and first six months of 2008, respectively. The average charged guaranty fee represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated average life. The decrease in the average charged guaranty fee was primarily the result of a shift in the composition of our new business given changes in underwriting and eligibility standards. The change in the average charged guaranty fee reflects a reduction in our acquisition of loans with higher risk, higher fee categories such as higher LTV and lower FICO credit scores. Beginning in 2009, we extended the estimated average life used in calculating the recognition of upfront cash payments for the purpose of determining our average charged guaranty fee for new single-family business to reflect a longer expected duration because of the record low interest rate environment. This change did not have a material impact on the average charged guaranty fee on our new single-family business in the second quarter or first six months of 2009.

Our guaranty fee income includes an estimated $141 million and $334 million for the second quarter and first six months of 2009, respectively, and $127 million and $424 million for the second quarter and first six months of 2008, respectively, related to the accretion of deferred amounts on guaranty contracts where we recognized losses at the inception of the contract.

Trust Management Income

Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders, which we refer to as float income. Trust management income decreased to $13 million and $24 million for the second quarter and first six months of 2009, respectively, from $75 million and $182 million for the second quarter and first six months of 2008, respectively. The decrease during each period was attributable to significantly lower short-term interest rates for the first six months of 2009 relative to the first six months of 2008.

Fee and Other Income

Fee and other income consists of transaction fees, technology fees and multifamily fees. These fees are largely driven by our business volume. Fee and other income decreased to $184 million and $365 million for the second quarter and first six months of 2009, respectively, from $225 million and $452 million for the second quarter and first six months of 2008, respectively. The decrease during each period was primarily attributable to lower multifamily fees due to slower multifamily loan prepayments during the second quarter and first six months of 2009 relative to the second quarter and first six months of 2008.

Investment Gains (Losses), Net

Investment gains and losses, net includes lower of cost or fair value adjustments on held-for-sale loans; gains and losses recognized on the securitization of loans or securities from our portfolio and from the sale of available-for-sale securities; and other investment losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities. The $331 million decrease in investment losses and $610 million shift from losses to gains for the second quarter and first six months of 2009, respectively, from the second quarter and first six months of 2008 was primarily attributable to an increase in gains on securitizations as a result of increased whole loan conduit activity as we focus on providing liquidity to the market and realized gains on sales of available-for-sale securities partially offset by higher lower of cost or market adjustments on loans.

Net Other-Than-Temporary Impairment

The net other-than-temporary impairment of $753 million and $6.4 billion that we recognized in the second quarter and first six months of 2009, respectively, increased from the second quarter and first six months of

2008 as it included additional impairment losses on some of our Alt-A and subprime private-label securities that we had previously impaired, as well as impairment losses on other Alt-A and subprime securities, due to continued deterioration in the credit quality of the loans underlying these securities and further declines in the expected cash flows. Beginning in the second quarter of 2009 with the change in impairment accounting, only the credit portion of an other-than-temporary impairment is recognized in our condensed consolidated statement of operations. See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities— Investments in Private-Label Mortgage-Related Securities” for additional information on the other-than-temporary impairment recognized on our investments in Alt-A and subprime private-label mortgage-related securities. See “Part II—Item 1A—Risk Factors” for a discussion of the risks associated with possible future write-downs of our investment securities.

Fair Value Gains (Losses), Net

Fair value gains and losses, net consists of (1) derivatives fair value gains and losses; (2) trading securities gains and losses; (3) hedged mortgage assets losses; (4) foreign exchange gains and losses on our foreign-denominated debt; and (5) fair value gains and losses on certain debt securities carried at fair value. By presenting these items together in our consolidated results of operations, we are able to show the net impact of mark-to-market adjustments that generally result in offsetting gains and losses attributable to changes in interest rates.

We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. The foreign currency exchange gains and losses on our foreign-denominated debt are offset in part by corresponding losses and gains on foreign currency swaps.

Table 7 summarizes the components of fair value gains (losses), net for the three and six months ended June 30, 2009 and 2008.

Table 7:  Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Derivatives fair value gains (losses), net	$(537)	$2,293	$(2,243)	$(710)
Trading securities gains (losses), net	1,561	(965)	1,728	(2,192)
Hedged mortgage assets losses, net(1)	—	(803)	—	(803)

Fair value gains (losses) on derivatives, trading securities, and hedged mortgage assets, net	1,024	525	(515)	(3,705)
Debt foreign exchange losses, net	(169)	(12)	(114)	(169)
Debt fair value gains (losses), net	(32)	4	(8)	14

Fair value gains (losses), net	$823	$517	$(637)	$(3,860)

(1)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

Derivatives Fair Value Gains (Losses), Net

Derivative instruments are an integral part of our management of interest rate risk. We supplement our issuance of debt with derivative instruments to manage our duration and prepayment risks. Table 8 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the three and six months ended June 30, 2009 and 2008. Table 8 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest accruals on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The 5-year swap interest rate, which is shown below in Table 8, is a key reference interest rate that affects the fair value of our derivatives.

Table 8:  Derivatives Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$19,430	$15,782	$22,744	$(113)
Receive-fixed	(16,877)	(11,092)	(18,239)	1,700
Basis	45	(73)	22	(68)
Foreign currency(1)	159	(20)	86	126
Swaptions:
Pay-fixed	900	270	885	81
Receive-fixed	(4,250)	(2,499)	(7,488)	(2,226)
Interest rate caps	21	4	21	3
Other(2)	(52)	(13)	(23)	51

Total risk management derivatives fair value gains (losses), net	(624)	2,359	(1,992)	(446)
Mortgage commitment derivatives fair value gains (losses), net	87	(66)	(251)	(264)

Total derivatives fair value gains (losses), net	$(537)	$2,293	$(2,243)	$(710)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) accruals on interest rate swaps	(779)	(304)	(1,719)	(330)
Net change in fair value of terminated derivative contracts from end of prior period to date of termination	(1,000)	(108)	(1,825)	174
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	1,155	2,771	1,552	(290)

Total risk management derivatives fair value gains (losses), net(3)	$(624)	$2,359	$(1,992)	$(446)

	2009	2008

5-year swap interest rate:
As of January 1	2.13%	4.19%
As of March 31	2.22	3.31
As of June 30	2.97	4.26

(1)	Includes the effect of net contractual interest income accruals of $9 million and $6 million for the three months ended June 30, 2009 and 2008, respectively, and $15 million and $3 million for the six months ended June 30, 2009 and 2008, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net gain of $150 million and a net loss of $26 million for the three months ended June 30, 2009 and 2008, and a net gain of $71 million and $123 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(3)	Reflects net derivatives fair value gains (losses), excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

During the second quarter and first six months of 2009, increases in swap rates resulted in gains on our net pay-fixed swap position. These gains were more than offset by losses on our option-based derivatives as swap rate increases drove losses on our receive-fixed swaptions.

The derivatives fair value gains of $2.3 billion for the second quarter of 2008 were driven by an increase of 95 basis points in 5-year swap interest rates, resulting in fair value gains on our pay-fixed swaps that exceeded the fair value losses on our receive-fixed swaps. The derivatives fair value losses of $710 million for the first six months of 2008 were largely attributable to losses resulting from a combination of the time decay on our purchased options and rebalancing activities.

For additional information on our interest rate risk management strategy and our use of derivatives in managing our interest rate risk, see “Part II—Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies” of our 2008 Form 10-K and “Interest Rate Risk Management Strategies” below.

Trading Securities Gains (Losses), Net

We recorded net gains on trading securities of $1.6 billion and $1.7 billion for the second quarter and first six months of 2009, respectively, compared with net losses of $965 million and $2.2 billion for the second quarter and first six months of 2008, respectively. The gains on our trading securities during the second quarter and first six months of 2009 were primarily attributable to the narrowing of spreads on commercial mortgage-backed securities (“CMBS”), asset-backed securities, and corporate debt securities. Narrowing of spreads on agency MBS also contributed to the gains in the first six months of 2009. The losses on our trading securities during the second quarter and first six months of 2008 were attributable to an increase in long-term interest rates during the second quarter of 2008 and a significant widening of credit spreads during the first six months of 2008, particularly related to private-label mortgage-related securities backed by Alt-A and subprime loans and CMBS.

We provide additional information on our trading and available-for-sale securities in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities” and disclose the sensitivity of changes in the fair value of our trading securities to changes in interest rates in “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Metrics.”

Hedged Mortgage Assets Losses, Net

We did not apply hedge accounting in the first six months of 2009; however, we did apply hedge accounting in the second quarter of 2008. Our hedge accounting relationships during the second quarter of 2008 consisted of pay-fixed interest rate swaps designated as fair value hedges of changes in the fair value, attributable to changes in the London Interbank Offered Rate (“LIBOR”) benchmark interest rate, of specified mortgage assets. These fair value accounting hedges resulted in losses on the hedged mortgage assets for the second quarter and first six months of 2008 of $803 million, which were partially offset by gains of $789 million on the pay-fixed swaps designated as hedging instruments. The gains on these pay-fixed swaps are included as a component of derivatives fair value gains (losses), net. We also recorded as a component of derivatives fair value gains (losses), net the ineffectiveness, or the portion of the change in the fair value of our derivatives that was not effective in offsetting the change in the fair value of the designated hedged mortgage assets. Included in our derivatives fair value gains (losses), net was a loss of $14 million for the second quarter and first six months of 2008, representing the ineffectiveness of our fair value hedges.

Losses from Partnership Investments

Losses from partnership investments increased to $571 million and $928 million for the second quarter and first six months of 2009, respectively, from $195 million and $336 million for the second quarter and first six months of 2008, respectively. The increase in losses during each period was largely due to the recognition of additional other-than-temporary impairment of $302 million and $449 million in the second quarter and first six months of 2009, respectively, on a portion of our LIHTC and other affordable housing investments, reflecting the decline in value of these investments as a result of the economic recession. In addition, our partnership losses for the first six months of 2008 were partially reduced by gains on sales of some of our LIHTC investments. We did not have any sales of LIHTC investments during the first six months of 2009. If we determine that in the future a market for our LIHTC investments does not exist or that we do not have both the intent and ability to participate in the LIHTC market, we may not be able to realize the full value of this asset. This would result in significant additional other-than-temporary impairment on our LIHTC investments.

Administrative Expenses

Administrative expenses include ongoing operating costs, such as salaries and employee benefits, professional services, occupancy costs and technology expenses. Administrative expenses were $510 million and $1.0 billion for the second quarter and first six months of 2009, respectively, compared with $512 million and $1.0 billion for the second quarter and first six months of 2008, respectively. We took steps in the first six months of 2009 to realign our organization, personnel and resources to focus on our most critical priorities, which include providing liquidity to the mortgage market and preventing foreclosures. As part of this realignment, we reduced staffing levels in some areas of the company. This reduction in staff, however, was partially offset by an increase in employee and contractor staffing levels in other areas, particularly those divisions of the company that focus on our foreclosure-prevention efforts, which we expect will continue as we increase these efforts.

Credit-Related Expenses

Credit-related expenses included in our consolidated statements of operations consist of the provision for credit losses and foreclosed property expense. We detail the components of our credit-related expenses below in Table 9. The substantial increase in our credit-related expenses in the second quarter and first six months of 2009 from the second quarter and first six months of 2008 was largely due to the significant increase in our provision for credit losses, reflecting the deteriorating credit performance of the loans in our guaranty book of business given the current economic environment, including continued weakness in the housing market and rising unemployment.

Table 9:  Credit-Related Expenses

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in millions)

Provision for credit losses attributable to guaranty book of business	$16,060	$4,591	$34,869	$6,927
Provision for credit losses attributable to SOP 03-3 and HomeSaver Advance fair value losses	2,165	494	3,690	1,231

Total provision for credit losses(1)	18,225	5,085	38,559	8,158
Foreclosed property expense	559	264	1,097	434

Credit-related expenses	$18,784	$5,349	$39,656	$8,592

(1)	Reflects total provision for credit losses reported in our condensed consolidated statements of operations and in Table 10 below under “Combined loss reserves.”

Provision for Credit Losses Attributable to Guaranty Book of Business

Our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our combined loss reserves, provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. We build our loss reserves through the provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, typically upon foreclosure, we record the charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a credit to our loss reserves. Table 10, which summarizes changes in our loss reserves for the three and six months ended June 30, 2009 and 2008, details the provision for credit losses recognized in our condensed consolidated statements of operations each period and the charge-offs recorded against our combined loss reserves.

Table 10:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance(1)	$4,830	$993	$2,923	$698
Provision for credit losses	2,615	880	5,124	1,424
Charge-offs(2)	(672)	(495)	(1,309)	(774)
Recoveries	68	98	103	128

Ending balance(1)	$6,841	$1,476	$6,841	$1,476

Reserve for guaranty losses:
Beginning balance	36,876	4,202	21,830	2,693
Provision for credit losses	15,610	4,205	33,435	6,734
Charge-offs(3)(4)	(4,314)	(989)	(7,258)	(2,026)
Recoveries	108	32	273	49

Ending balance	$48,280	$7,450	$48,280	$7,450

Combined loss reserves:
Beginning balance(1)	41,706	5,195	24,753	3,391
Provision for credit losses	18,225	5,085	38,559	8,158
Charge-offs(2)(3)(4)	(4,986)	(1,484)	(8,567)	(2,800)
Recoveries	176	130	376	177

Ending balance(1)	$55,121	$8,926	$55,121	$8,926

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Combined loss reserves	$55,121	$24,753
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$54,152	$24,649
Multifamily	969	104

Total	$55,121	$24,753

Single-family and multifamily loss reserve ratios:(5)
Single-family loss reserves as a percentage of single-family guaranty book of business	1.88%	0.88%
Multifamily loss reserves as a percentage of multifamily guaranty book of business	0.54	0.06
Combined loss reserves as a percentage of:
Total guaranty book of business	1.80%	0.83%
Total nonperforming loans(6)	32.24	20.76

(1)	Includes $309 million and $114 million as of June 30, 2009 and 2008, respectively, and $150 million as of December 31, 2008, for acquired loans subject to the application of SOP 03-3.

(2)	Includes accrued interest of $328 million and $161 million for the three months ended June 30, 2009 and 2008, respectively, and $575 million and $239 million for the six months ended June 30, 2009 and 2008, respectively.

(3)	Includes charges of $73 million and $114 million for the three months ended June 30, 2009 and 2008, respectively, and $188 million and $123 million for the six months ended June 30, 2009 and 2008, respectively, related to unsecured HomeSaver Advance loans.

(4)	Includes charges recorded at the date of acquisition totaling $2.1 billion and $380 million for the three months ended June 30, 2009 and 2008, respectively, and $3.5 billion and $1.1 billion for the six months ended June 30, 2009 and 2008, respectively, for acquired loans subject to the application of SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

(5)	Represents amount of loss reserves attributable to each loan type as a percentage of the guaranty book of business for each loan type.

(6)	Loans are classified as nonperforming when we believe collectability of interest or principal on the loan is not reasonably assured, which typically occurs when payment of principal or interest on the loan is two months or more past due. Additionally, troubled debt restructurings and HomeSaver Advance first-lien loans are classified as nonperforming loans. See Table 41: Nonperforming Single-Family and Multifamily Loans for additional information on our nonperforming loans.

We have continued to build our combined loss reserves, both in absolute terms and as a percentage of our total guaranty book of business and nonperforming loans, through provisions that have been well in excess of our charge-offs due to the general deterioration in the overall credit performance of loans in our guaranty book of business. Certain states, certain higher risk loan categories and our 2006 and 2007 loan vintages continue to account for a disproportionate share of our foreclosures and charge-offs. Our mortgage loans in the Midwest, which has experienced prolonged economic weakness, and California, Florida, Arizona and Nevada, which are experiencing the most significant declines in home prices coupled with rising unemployment rates that, except for Arizona, are near or above the national average, have exhibited much higher delinquency rates and accounted for a disproportionate share of our foreclosures and charge-offs. Loans in our Alt-A book, particularly the 2006 and 2007 loan vintages, also have exhibited significantly higher delinquency rates and represented a disproportionate share of our foreclosures and charge-offs. We are also experiencing deterioration in the credit performance of loans in our single-family guaranty book of business with fewer risk layers, reflecting the adverse impact of the sharp rise in unemployment and home price declines.

The provision for credit losses attributable to our guaranty book of business of $16.1 billion and $34.9 billion for the second quarter and first six months of 2009, respectively, exceeded net charge-offs of $2.7 billion and $4.5 billion for the second quarter and first six months of 2009, respectively, and included an incremental build in our combined loss reserves of $13.4 billion and $30.4 billion for the second quarter and first six months of 2009, respectively. In comparison, we recorded a provision for credit losses attributable to our guaranty book of business of $4.6 billion and $6.9 billion for the second quarter and first six months of 2008, respectively. Our increased provision levels were largely driven by a substantial increase in nonperforming single-family loans, higher delinquencies and an increase in the average loss severity. Our conventional single-family serious delinquency rate increased to 3.94% as of June 30, 2009, from 3.15% as of March 31, 2009, 2.42% as of December 31, 2008 and 1.36% as of June 30, 2008. The average default rate and loss severity, excluding fair value losses related to SOP 03-3 and HomeSaver Advance loans, was 0.24% and 39%, respectively, for the second quarter of 2009, compared with 0.13% and 23% for the second quarter of 2008, respectively.

We increased the portion of our combined loss reserves attributable to our multifamily guaranty book of business to $969 million, or 0.54% of our multifamily guaranty book of business, as of June 30, 2009, from $104 million, or 0.06% of our multifamily guaranty book of business, as of December 31, 2008. The increase in the multifamily reserve was primarily driven by larger loans within the non- performing loan population and increased reliance on the most recent severity and default experience, which is a reflection of the current economic recession and lack of liquidity in the market.

Provision for Credit Losses Attributable to SOP 03-3 and HomeSaver Advance Fair Value Losses

In our capacity as guarantor of our MBS trusts, we have the option under the trust agreements to purchase specified mortgage loans from our MBS trusts. We generally are not permitted to complete a modification of a loan while the loan is held in the MBS trust. As a result, we must exercise our option to purchase any delinquent loan that we intend to modify from an MBS trust prior to the time that the modification becomes effective. The proportion of delinquent loans purchased from MBS trusts for the purpose of modification varies from period to period, driven primarily by factors such as changes in our loss mitigation efforts, as well as changes in interest rates and other market factors. See “Part I—Item 1—Business—Business Segments—Single-Family Credit Guaranty Business—MBS Trusts” of our 2008 10-K for additional information on the provisions in our MBS trusts agreements that govern the purchase of loans from our MBS trusts and the factors that we consider in determining whether to purchase delinquent loans from our MBS trusts.

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

As indicated in Table 9, SOP 03-3 and HomeSaver Advance fair value losses increased to $2.2 billion and $3.7 billion in the second quarter and first six months of 2009, respectively, from $494 million and $1.2 billion in the second quarter and first six months of 2008, respectively, reflecting both an increase in the number of acquired delinquent loans and a decrease in the fair value of these loans.

Table 11 provides a quarterly comparison of the number of delinquent loans acquired from MBS trusts subject to SOP 03-3, the unpaid principal balance and accrued interest of these loans, and the average fair value based on indicative market prices. The decline in home prices and significant reduction in liquidity in the mortgage markets, along with the increase in mortgage credit risk, have resulted in continued downward pressure on the fair value of these loans.

Table 11:  Statistics on Acquired Loans from MBS Trusts Subject to SOP 03-3

	2009		2008
	Q2	Q1	Q4	Q3	Q2	Q1
			(Dollars in millions)

Number of acquired loans from MBS trusts subject to SOP 03-3	17,580	12,223	6,124	3,678	4,618	10,586
Average indicative market price(1)	43%	45%	50%	53%	53%	60%
Unpaid principal balance and accrued interest of loans acquired	$3,717	$2,561	$1,286	$744	$807	$1,704

(1)	Calculated based on the estimated fair value at the date of acquisition of delinquent loans subject to SOP 03-3 divided by the unpaid principal balance and accrued interest of these loans at the date of acquisition. The value of primary mortgage insurance is included as a component of the average market price. Beginning in the first quarter of 2009, we incorporated the average fair value of acquired multifamily loans subject to SOP 03-3 into the calculation of our average indicative market price. We have revised the previously reported prior period amounts to reflect this change.

During the fourth quarter of 2008, we began increasing the number of delinquent loans we purchased from MBS trusts in response to our efforts to take a more proactive approach to prevent foreclosures by addressing potential problem loans earlier and offering additional, more flexible workout alternatives. As a result of the increase in our loan modification volume, which we expect will continue throughout 2009, particularly as we modify more loans through the Home Affordable Modification Program, we expect our acquisition of delinquent loans from MBS trusts to continue to increase during 2009. We also expect to continue to incur significant losses in 2009 in connection with the acquisition of delinquent loans and the modification of loans. We provide additional information on our loan workout activities in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Problem Loan Management and Foreclosure Prevention.”

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

Table 12 below details the components of our credit loss performance metrics, which exclude the effect of SOP 03-3 and HomeSaver Advance fair value losses, for the three and six months ended June 30, 2009 and 2008.

Table 12:  Credit Loss Performance Metrics

	For the Three Months Ended						For the Six Months Ended
	June 30,						June 30,
	2009			2008			2009			2008
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$4,810	63.4	bp	$1,354	18.9	bp	$8,191	54.3	bp	$2,623	18.6	bp
Foreclosed property expense	559	7.4		264	3.7		1,097	7.3		434	3.1
Less: SOP 03-3 and HomeSaver Advance fair value losses(2)	(2,165)	(28.5)		(494)	(6.9)		(3,690)	(24.5)		(1,231)	(8.7)
Plus: Impact of SOP 03-3 on charge-offs and foreclosed property expense(3)	139	1.8		129	1.8		228	1.5		298	2.1

Credit losses(4)	$3,343	44.1	bp	$1,253	17.5	bp	$5,826	38.6	bp	$2,124	15.1	bp

(1)	Based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Represents the amount recorded as a loss when the acquisition cost of a delinquent loan purchased from an MBS trust that is subject to SOP 03-3 exceeds the fair value of the loan at acquisition. Also includes the difference between the unpaid principal balance of unsecured HomeSaver Advance loans at origination and the estimated fair value of these loans that we record in our consolidated balance sheets.

(3)	For delinquent loans purchased from MBS trusts that are recorded at a fair value amount at acquisition that is lower than the acquisition cost, any loss recorded at foreclosure is less than it would have been if we had recorded the loan at its acquisition cost instead of at fair value. Accordingly, we have added back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the purchase price.

(4)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 42, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on loans subject to SOP 03-3 are excluded from credit losses.

Our credit loss ratio increased to 44.1 basis points and 38.6 basis points in the second quarter and first six months of 2009, respectively, from 17.5 basis points and 15.1 basis points in the second quarter and first six months of 2008, respectively. Our credit loss ratio including the effect of SOP 03-3 and HomeSaver Advance fair value losses would have been 70.8 basis points and 61.6 basis points for the second quarter and first six months of 2009, respectively, compared with 22.6 basis points and 21.7 basis points for the second quarter and first six months of 2008, respectively. The substantial increase in our credit losses in the second quarter and first six months of 2009 from the second quarter and first six months of 2008 reflected the adverse impact of the decline in home prices, as well as the economic recession. These conditions have resulted in an increase in delinquencies, defaults and loss severities across our entire guaranty book of business as we are also now experiencing deterioration in the credit performance of loans with fewer risk layers. Additionally, certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their recent peaks continue to account for a disproportionate share of our credit losses.

Specific credit loss statistics related to loans within certain states that have had the greatest home price declines; loans within states in the Midwest which have experienced a prolonged economic recession; and certain higher risk loan categories and loan vintages include the following:

•	California, Florida, Arizona and Nevada, which represented 28% and 27% of our single-family conventional mortgage credit book of business as of June 30, 2009 and 2008, respectively, accounted for 57% and 48% of our single-family credit losses for the second quarter of 2009 and 2008, respectively, and 57% and 42% of our single-family credit losses for the first six months of 2009 and 2008, respectively.

•	Michigan and Ohio, two key states driving credit losses in the Midwest, represented 5% and 6% of our single-family conventional mortgage credit book of business as of June 30, 2009 and 2008, respectively, but accounted for 10% and 18% of our single-family credit losses for the second quarter of 2009 and 2008, respectively, and 10% and 23% of our single-family credit losses for the first six months of 2009 and 2008, respectively.

•	Certain higher risk loan categories, including Alt-A loans, interest-only loans, loans to borrowers with low FICO credit scores and loans with high loan-to-value ratios, represented 26% and 29% of our single-family conventional mortgage credit book of business as of June 30, 2009 and 2008, respectively, but accounted for approximately 63% and 72% of our single-family credit losses for the second quarter of 2009 and 2008, respectively, and 64% and 70% of our single-family credit losses for the first six months of 2009 and 2008, respectively. A significant portion of these higher risk loan categories were originated in 2006 and 2007 in states that have experienced the steepest declines in home prices, such as California, Florida, Arizona and Nevada.

The suspension of foreclosure sales on occupied single-family properties between the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009 and our directive to delay foreclosure sales until the loan servicer has exhausted all other foreclosure prevention alternatives reduced our foreclosure activity in the first six months of 2009, which resulted in a reduction in our charge-offs and credit losses below what we believe we would have otherwise recorded in the first six months of 2009 had the moratorium not been in place. We record a charge-off upon foreclosure for loans subject to the foreclosure moratorium that we are not able to modify and that ultimately result in foreclosure. While the foreclosure moratorium affects the timing of when we incur a credit loss, it does not necessarily affect the credit-related expenses recognized in our consolidated statements of operations because we estimate probable losses inherent in our guaranty book of business as of each balance sheet date in determining our loss reserves. See “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses” for a

discussion of changes we made in our loss reserve estimation process to address the impact of the foreclosure moratorium and the change in our foreclosure requirements.

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

Table 13 compares the credit loss sensitivities as of June 30, 2009 and December 31, 2008 for first lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement.

Table 13:  Single-Family Credit Loss Sensitivity(1)

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Gross single-family credit loss sensitivity	$22,910	$13,232
Less: Projected credit risk sharing proceeds	(3,520)	(3,478)

Net single-family credit loss sensitivity	$19,390	$9,754

Outstanding single-family whole loans and Fannie Mae MBS	$2,793,295	$2,724,253
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.69%	0.36%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both June 30, 2009 and December 31, 2008. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan Real Estate Mortgage Investment Conduits (“REMICs”) and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

The increase in the projected credit loss sensitivities during the first six months of 2009 reflected the continued decline in home prices and the current negative outlook for the housing and credit markets. Because these sensitivities represent hypothetical scenarios, they should be used with caution. Our regulatory stress test scenario is limited in that it assumes an instantaneous uniform 5% nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional, as well as a local, basis. In addition, these stress test scenarios are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our future expected credit losses.

Other Non-Interest Expenses

Other non-interest expenses consist of credit enhancement expenses, which reflect the amortization of the credit enhancement asset we record at the inception of guaranty contracts, costs associated with the purchase of additional mortgage insurance to protect against credit losses, net gains and losses on the extinguishment of debt, and other miscellaneous expenses. Other non-interest expenses increased to $508 million and $866 million for the second quarter and first six months of 2009, respectively, from $283 million and $788 million for the second quarter and first six months of 2008, respectively. The increase in each period was largely due to an increase in net losses recorded on the extinguishment of debt offset by a reduction in interest expense associated with unrecognized tax benefits related to certain unresolved tax positions.

Federal Income Taxes

We recorded a tax provision for federal income taxes of $23 million and a benefit of $600 million for the second quarter and first six months of 2009, respectively. The provision for income taxes in the second quarter of 2009 reflects our current estimate of our annual effective tax rate, which we update each quarter based on actual historical information and forward-looking estimates. The tax benefit for the first six months of 2009 represents the benefit of carrying back a portion of our expected current year tax loss, net of the reversal of the use of certain tax credits, to prior years. We were not able to recognize a net tax benefit associated with the majority of our pre-tax loss of $14.8 billion and $38.6 billion in the second quarter and first six months of 2009, respectively, as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. As a result, we recorded an increase in our valuation allowance of $5.3 billion and $14.1 billion in our condensed consolidated statements of operations in the second quarter and first six months of 2009, respectively, which represented the tax effect associated with the majority of the pre-tax losses we recorded in the second quarter and first six months. The valuation allowance recorded against our deferred tax assets totaled $41.9 billion as of June 30, 2009, resulting in a net deferred tax asset of $3.8 billion as of June 30, 2009 and includes the reversal of $3.0 billion of previously recorded valuation allowance as a result of our adoption of FSP FAS 115-2. Our net deferred tax asset totaled $3.9 billion as of December 31, 2008. We discuss the factors that led us to record a partial valuation allowance against our net deferred tax assets in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Notes to Consolidated Financial Statements—Note 12, Income Taxes” of our 2008 Form 10-K.

In comparison, we recorded a net tax benefit of $476 million and $3.4 billion for the second quarter and first six months of 2008, respectively, due in part to the pre-tax loss for the period as well as the tax credits generated from our LIHTC partnership investments.

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in our 2008 Form 10-K in “Notes to Consolidated Financial Statements—Note 16, Segment Reporting.” We summarize our segment results for the three and six months ended June 30, 2009 and 2008 in the tables below and provide a comparative discussion of these results. See “Notes to Condensed Consolidated Financial Statements—Note 15, Segment Reporting” of this report for additional information on our segment results.

Single-Family Business

Our Single-Family business recorded a net loss of $16.6 billion and $34.7 billion for the second quarter and first six months of 2009, respectively, compared with a net loss of $2.4 billion and $3.4 billion for the second quarter and first six months of 2008, respectively. Table 14 summarizes the financial results for our Single-Family business for the periods indicated. The primary source of revenue for our Single-Family business is guaranty fee income. Other sources of revenue include trust management income and other fee income, primarily related to technology fees. Expenses primarily include credit-related expenses and administrative expenses.

Table 14:  Single-Family Business Results

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2009	2008	2009	2008	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Guaranty fee income	$1,865	$1,819	$3,831	$3,761	$46	3%	$70	2%
Trust management income	13	74	24	179	(61)	(82)	(155)	(87)
Other income(1)	264	197	437	385	67	34	52	14
Credit-related expenses(2)	(18,391)	(5,339)	(38,721)	(8,593)	(13,052)	(244)	(30,128)	(351)
Other expenses(3)	(529)	(461)	(1,052)	(994)	(68)	(15)	(58)	(6)

Loss before federal income taxes	(16,778)	(3,710)	(35,481)	(5,262)	(13,068)	(352)	(30,219)	(574)
Benefit for federal income taxes	138	1,304	783	1,848	(1,166)	(89)	(1,065)	(58)

Net loss attributable to Fannie Mae	$(16,640)	$(2,406)	$(34,698)	$(3,414)	$(14,234)	(592)%	$(31,284)	(916)%

Other key performance data:
Average single-family guaranty book of business(4)	$2,855,504	$2,704,345	$2,837,800	$2,668,099	$151,159	6%	$169,701	6%

(1)	Consists of net interest income, investment gains and losses, and fee and other income.

(2)	Consists of the provision for credit losses and foreclosed property expense.

(3)	Consists of administrative expenses and other expenses.

(4)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

Key factors affecting the results of our Single-Family business for the second quarter and first six months of 2009 compared with the second quarter and first six months of 2008 included the following.

•	A modest increase in guaranty fee income, primarily attributable to growth in the average single-family guaranty book of business, and a decrease in our average effective guaranty fee rate.

—	Our average single-family guaranty book of business increased by 6% for both the second quarter and first six months of 2009, over the second quarter and first six months of 2008. We experienced an increase in our average outstanding Fannie Mae MBS and other guarantees throughout 2008 and for the first six months of 2009 as our market share of new single-family mortgage-related securities issuances remained high and new MBS issuances outpaced liquidations.

—	The decrease in our average effective guaranty fee rate for the second quarter and first six months of 2009 was attributable to a lower average charged guaranty fee on new business, as well as lower fair value adjustments on buy-ups and certain guaranty assets. This was partially offset by the recognition of deferred amounts into income as interest rates in the second quarter and first six months of 2009 were lower than comparable perior year periods. The average charged guaranty fee on our new single-family business for the second quarter and first six months of 2009 was 23.7 basis points and 22.5 basis points, respectively, compared with 28.0 basis points and 26.9 basis points for the second quarter and first six months of 2008, respectively. The average charged guaranty fee represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated average life. The decrease in the average charged fee was primarily the result of a shift in the composition of our new business given changes in underwriting and eligibility standards. The change in the average charged guaranty fee reflects a reduction in our acquisition of higher risk, higher fee categories such as higher LTV and lower FICO scores. Beginning in 2009, we extended the estimated average life used in calculating the recognition of upfront cash payments for the purpose of determining our single-family new business average charged guaranty fee to reflect a longer expected duration because of the record low interest rate environment. This change did not have a material impact on the average charged guaranty fee on our new single-family business in the second quarter or first six months of 2009.

•	A substantial increase in credit-related expenses, reflecting a significantly higher incremental provision for credit losses as well as higher charge-offs due to worsening credit performance trends, including significant increases in delinquencies, defaults and loss severities, across our entire guaranty book of business as the credit performance of loans with fewer risk layers has deteriorated reflecting the adverse impact of the continued rise in unemployment and the decline in home prices. Certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their recent peaks continue to account for a disproportionate share of our credit losses. We also experienced a significant increase in SOP 03-3 fair value losses during the second quarter and first six months of 2009, reflecting the increase in the number of delinquent loans we purchased from MBS trusts for loan modification as part of our increased efforts in preventing foreclosures and the decreases in the estimated fair value of these loans.

•	A significant reduction in the relative tax benefits associated with our pre-tax losses. We recorded a tax benefit of $138 million and $783 million on pre-tax losses of $16.8 billion and $35.5 billion for the second quarter and first six months of 2009, respectively, compared with a tax benefit of $1.3 billion and $1.8 billion on pre-tax losses of $3.7 billion and $5.3 billion for the second quarter and first six months of 2008, respectively. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses recognized in the second quarter and first six months of 2009 as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of the tax benefits generated from these losses.

HCD Business

Our HCD business recorded a net loss attributable to Fannie Mae of $930 million and $2.0 billion for the second quarter and first six months of 2009, respectively, compared with net income of $72 million and $222 million for the second quarter and first six months of 2008, respectively. Table 15 summarizes the financial results for our HCD business for the periods indicated. The primary sources of revenue for our HCD business are guaranty fee income and other income, consisting of transaction fees associated with our multifamily business. Expenses primarily include administrative expenses, credit-related expenses and net operating losses associated with our partnership investments, the majority of which generate tax benefits that may reduce our federal income tax liability. However, as with the second half of 2008 and first quarter of 2009, we are currently unable to recognize tax benefits generated from our partnership investments.

Table 15:  HCD Business Results

	For the		For the
	Three Months Ended		Six Months Ended		Quarterly		Year-to-Date
	June 30,		June 30,		Variance		Variance
	2009	2008	2009	2008	$	%	$	%
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income	$164	$134	$322	$282	$30	22%	$40	14%
Other income(2)	20	52	47	116	(32)	(62)	(69)	(59)
Losses on partnership investments	(571)	(195)	(928)	(336)	(376)	(193)	(592)	(176)
Credit-related income (expenses)(3)	(393)	(10)	(935)	1	(383)	(3,830)	(936)	(93,600)
Other expenses(4)	(133)	(222)	(302)	(476)	89	40	174	37

Loss before federal income taxes	(913)	(241)	(1,796)	(413)	(672)	(279)	(1,383)	(335)
Benefit (provision) for federal income taxes	(43)	316	(211)	638	(359)	(114)	(849)	(133)

Net income (loss)	(956)	75	(2,007)	225	(1,031)	(1,375)%	(2,232)	(992)%
Less: Net (income) loss attributable to the noncontrolling interest	26	(3)	43	(3)	29	967	46	1,533

Net income (loss) attributable to Fannie Mae	$(930)	$72	$(1,964)	$222	$(1,002)	(1,392)%	$(2,186)	(985)%

Other key performance data:
Average multifamily guaranty book of business(5)	$177,475	$158,444	$176,089	$155,173	$19,031	12%	$20,916	13%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property income/expense.

(4)	Consists of net interest expense, administrative expenses and other expenses.

(5)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio, multifamily Fannie Mae MBS held in our mortgage portfolio, multifamily Fannie Mae MBS held by third parties and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

Key factors affecting the results of our HCD business for the second quarter and first six months of 2009 compared with the second quarter and first six months of 2008 included the following.

•	An increase in guaranty fee income, which was attributable to growth in the average multifamily guaranty book of business, and an increase in the average effective multifamily guaranty fee rate. The increases in our book of business and guaranty fee rate reflected the investment and liquidity we provided to the multifamily mortgage market.

•	A $383 million and $936 million increase in credit-related expenses, as we increased our multifamily combined loss reserves by $345 million and $865 million during the second quarter and first six months of 2009, respectively. This increase reflects the continuing stress on our multifamily guaranty book of business due to the economic recession and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from these investments and refinancing options.

•	A $376 million and $592 million increase in losses on partnership investments for the second quarter and first six months of 2009, respectively, largely due to the recognition of other-than-temporary impairment of $302 million and $449 million, respectively, on a portion of our LIHTC partnership investments and other affordable housing investments. In addition, our partnership losses for both the second quarter and first six months of 2008 were partially reduced by a gain on the sale of some of our LIHTC investments. We did not have any sales of LIHTC investments during the first six months of 2009. If we determine that in the future a market for our LIHTC investments does not exist or that we do not have both the intent and ability to participate in the LIHTC market, we may not be able to realize the full value of this asset. This would result in significant additional other-than-temporary impairment on our LIHTC investments.

•	A provision for federal income taxes of $43 million and $211 million for the second quarter and first six months of 2009, respectively, compared with a tax benefit of $316 million and $638 million for the second quarter and first six months of 2008, respectively. The tax provision recognized in the second quarter and first six months of 2009 was attributable to the reversal of previously utilized tax credits because of our ability to carry back, for tax purposes, to prior years net operating losses expected to be generated in the current year. In addition, we recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses and tax credits generated by our partnership investments in the second quarter and first six months of 2009.

Capital Markets Group

Our Capital Markets group recorded net income of $2.8 billion and a net loss of $1.3 billion for the second quarter and first six months of 2009, respectively, compared with net income of $34 million and a net loss of $1.3 billion for the second quarter and first six months of 2008, respectively. Table 16 summarizes the financial results for our Capital Markets group for the periods indicated. The primary source of revenue for our Capital Markets group is net interest income. Expenses primarily consist of administrative expenses and allocated guaranty fee expense. Fair value gains and losses, investment gains and losses, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Table 16:  Capital Markets Group Results

	For the		For the
	Three Months		Six Months
	Ended		Ended		Quarterly		Year-to-date
	June 30,		June 30,		Variance		Variance
	2009	2008	2009	2008	$	%	$	%
	(Dollars in millions)

Statement of operations data:(1)
Net interest income	$3,600	$2,003	$6,895	$3,662	$1,597	80%	$3,233	88%
Investment gains (losses), net	(30)	(339)	120	(347)	309	91	467	135
Net other-than-temporary impairments	(753)	(507)	(6,406)	(562)	(246)	(49)	(5,844)	(1,040)
Fair value gains (losses), net	823	517	(637)	(3,860)	306	59	3,223	83
Fee and other income, net	71	82	140	145	(11)	(13)	(5)	(3)
Other expenses(2)	(777)	(545)	(1,400)	(1,216)	(232)	(43)	(184)	(15)

Income (loss) before federal income taxes and extraordinary losses, net of tax effect	2,934	1,211	(1,288)	(2,178)	1,723	142	890	41
Benefit (provision) for federal income taxes	(118)	(1,144)	28	918	1,026	90	(890)	(97)
Extraordinary losses, net of tax effect	—	(33)	—	(34)	33	100	34	100

Net income (loss) attributable to Fannie Mae	$2,816	$34	$(1,260)	$(1,294)	$2,782	8,182%	$34	3%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of debt extinguishment losses, allocated guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the second quarter and first six months of 2009 compared with the second quarter and first six months of 2008 included the following.

•	An increase in net interest income, primarily attributable to an expansion of our net interest yield driven by a reduction in the average cost of our debt that more than offset a decline in the average yield on our interest-earning assets.

—	The significant reduction in the average cost of our debt during the second quarter and first six months of 2009 from the comparable prior year periods was primarily attributable to a decline in borrowing rates, a shift in our funding mix in the second half of 2008 to more short-term debt because of the reduced demand for our longer-term and callable debt securities, and significant repurchasing activity of callable debt. Due to the improved demand and attractive pricing for our non-callable and callable long-term debt during the first half of 2009, we issued a significant amount of long-term debt during this period, which we then used to repay maturing short-term debt and prepay more expensive long-term debt. Our net interest yield for the second quarter and first six months of 2008 reflected a benefit from the redemption of step-rate debt securities, which reduced the average cost of our debt.

—	Our net interest income does not include the effect of the periodic net contractual interest accruals on our interest rate swaps, which increased to an expense of $779 million and $1.7 billion in the second quarter and first six months of 2009, respectively, from an expense of $304 million and $330 million in the second quarter and first six months of 2008, respectively. These amounts are included in derivatives gains (losses) and reflected in our condensed consolidated statements of operations as a component of “Fair value gains (losses), net.”

•	An increase in fair value gains for the second quarter of 2009 and a decrease in fair value losses in the first six months of 2009.

—	The gains on our trading securities during the second quarter and first six months of 2009 were primarily attributable to the narrowing of spreads CMBS asset-backed securities and corporate debt securities. Narrowing of spreads on agency MBS also contributed to the gains in the first six months. The losses on our trading securities during the second quarter and first six months of 2008 were attributable to an increase in long-term interest rates during the second quarter of 2008 and a significant widening of credit spreads during the first six months of 2008.

—	We recorded derivatives fair value losses of $537 million and $2.2 billion in the second quarter and first six months of 2009, respectively, compared with a gain of $2.3 billion and a loss of $710 million in the second quarter and first six months of 2008, respectively. During the second quarter and first six months of 2009, increases in swap rates resulted in gains on our net pay-fixed swap position. These gains were more than offset by losses on our option-based derivatives as swap rate increases drove losses on our receive-fixed swaptions. The derivatives fair value gain of $2.3 billion in the second quarter of 2008 was attributable to our interest rate swaps due to a considerable increase in the 5-year swap interest rate during the quarter and was offset by $803 million of losses on our hedged mortgage assets. The derivatives fair value loss of $710 million in the first six months of 2008 was attributable to our interest rate swaps due to a decrease in the 5-year swap interest rate during the six months period.

—	Due to our discontinuation of hedge accounting in the fourth quarter of 2008, we had no losses on hedged mortgage assets during the second quarter and first six months of 2009 compared with $803 million in losses on hedged mortgage assets in the second quarter and first six months of 2008.

•	A decrease in investment losses in the second quarter of 2009 and a shift from losses to gains in the first six months of 2009 from increased gains on securitizations as a result of increased whole loan conduit activity as we focus on providing liquidity to the market, as well as realized gains on sales of available-for-sale securities, partially offset by higher lower of cost or market adjustments on loans.

•	A significant increase in net other-than-temporary impairment, attributable to other-than-temporary impairment on available-for-sale securities totaling $753 million and $6.4 billion in the second quarter and first six months of 2009, respectively, compared with $507 million and $562 million in the second quarter and first six months of 2008, respectively. The other-than-temporary impairment losses that we recognized in the second quarter and first six months of 2009 included additional impairment losses on some of our Alt-A and subprime private-label securities that we had previously impaired, as well as impairment losses on other Alt-A and subprime securities attributable to continued deterioration in the credit quality of the loans underlying these securities and further declines in the expected cash flows. Beginning in the second quarter of 2009, only the credit portion of our other-than-temporary impairment is recognized in our condensed consolidated statement of operations as a result of our adoption of FSP FAS 115-2.

•	We recorded a tax provision of $118 million and a tax benefit of $28 million on pre-tax income of $2.9 billion and a pre-tax loss of $1.3 billion for the second quarter and first six months of 2009, respectively, compared with a tax provision of $1.1 billion and a tax benefit of $918 million on pre-tax income of $1.2 billion and a pre-tax loss of $2.2 billion for the second quarter and first six months of 2008, respectively. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax income or losses recognized in the second quarter or first six months of 2009 as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of the tax benefits generated from Fannie Mae losses.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $911.4 billion as of June 30, 2009 decreased by $1.0 billion, or 0.1%, from December 31, 2008. Total liabilities of $922.0 billion decreased by $5.6 billion, or 0.6%, from December 31, 2008. Total Fannie Mae’s stockholders’ deficit decreased by $4.6 billion during the first six months of 2009, to a deficit of $10.7 billion as of June 30, 2009. The decrease in total Fannie Mae’s stockholders’ deficit was due to the $34.2 billion in funds received from Treasury under the senior preferred stock purchase agreement, $5.9 billion in unrealized gains on available-for-sale securities and a $3.0 billion reduction in our accumulated deficit to eliminate a portion of our deferred tax asset valuation allowance in conjunction with our April 1, 2009 adoption of the new accounting guidance for assessing other-than-temporary impairment, partially offset by our net loss attributable to Fannie Mae of $37.9 billion for the first six months of 2009. Following is a discussion of material changes in the major components of our assets and liabilities since December 31, 2008.

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

Table 17 summarizes our mortgage portfolio activity for the three and six months ended June 30, 2009 and 2008.

Table 17:  Mortgage Portfolio Activity(1)

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)

Purchases(2)	$108,833	$60,315	$48,518	80%	$158,420	$95,815	$62,605	65%
Sales	65,839	9,051	56,788	627	89,931	22,580	67,351	298
Liquidations(3)	37,688	25,020	12,668	51	67,073	48,591	18,482	38

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

Our recent portfolio activities have been focused on providing liquidity to lenders through dollar roll transactions, whole loan conduit activities and early lender funding. Our portfolio purchase and sales activity does not include activity related to dollar roll transactions that are accounted for as secured financings, but it does include the settlement of dollar roll transactions that are accounted for as purchases and sales. These transactions often settle in different periods, which may cause period to period fluctuations in our mortgage portfolio balance. In the second quarter of 2009, we increased our dollar roll activity, which resulted in more volatility in our purchases, sales, and ending balances. Whole loan conduit activities involve our purchase of loans principally for the purpose of securitizing them. We may, however, from time to time purchase loans and hold them for an extended period prior to securitization.

Portfolio purchases and sales were significantly higher in the second quarter and first six months of 2009, relative to the second quarter and first six months of 2008, due to increased mortgage originations, increased volume of loan deliveries to us, and increased securitizations from our portfolio. The increase in mortgage liquidations during the second quarter and first six months of 2009 reflected the surge in the volume of refinancings, as mortgage interest rates fell to record lows during the second quarter of 2009.

As a result of the Federal Reserve’s agency MBS purchase program, which was announced in November 2008 and expanded in March 2009 to include the purchase of up to $1.25 trillion of agency MBS by the end of 2009, the Federal Reserve currently is the primary purchaser of our MBS. The Federal Reserve’s agency MBS purchase program has caused spreads on agency MBS to narrow. As a result, we significantly reduced our purchases of agency MBS during the first six months of 2009.

Table 18 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, as of June 30, 2009 and December 31, 2008. Our net mortgage portfolio totaled $766.2 billion as of June 30, 2009, an increase of less than 1% from December 31, 2008.

Table 18:  Mortgage Portfolio Composition(1)

	As of
	June 30	December 31,
	2009	2008
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed(3)(9)	$51,173	$43,799
Conventional:
Long-term, fixed-rate	180,173	186,550
Intermediate-term, fixed-rate(4)	36,774	37,546
Adjustable-rate	37,796	44,157

Total conventional single-family	254,743	268,253

Total single-family	305,916	312,052

Multifamily:
Government insured or guaranteed(3)	644	699
Conventional:
Long-term, fixed-rate	5,671	5,636
Intermediate-term, fixed-rate(4)	92,634	90,837
Adjustable-rate	21,845	20,269

Total conventional multifamily	120,150	116,742

Total multifamily	120,794	117,441

Total mortgage loans	426,710	429,493

Unamortized premiums and other cost basis adjustments, net	(3,826)	(894)
Lower of cost or market adjustments on loans held for sale	(462)	(264)
Allowance for loan losses for loans held for investment	(6,841)	(2,923)

Total mortgage loans, net	415,581	425,412

Mortgage-related securities:
Fannie Mae single-class MBS	171,160	159,712
Fannie Mae structured MBS	63,472	69,238
Non-Fannie Mae single-class mortgage securities	33,231	26,976
Non-Fannie Mae structured mortgage securities(5)	58,225	62,642
Commercial mortgage backed securities	25,769	25,825
Mortgage revenue bonds	15,019	15,447
Other mortgage-related securities	2,670	2,863

Total mortgage-related securities	369,546	362,703

Market value adjustments(6)	(15,119)	(15,996)
Other-than-temporary impairments, net of accretion	(4,752)	(7,349)
Unamortized discounts and other cost basis adjustments, net(7)	920	296

Total mortgage-related securities, net	350,595	339,654

Mortgage portfolio, net(8)	$766,176	$765,066

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balances totaling $152.1 billion and $65.8 billion as of June 30, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were consolidated under FASB Interpretation (“FIN”) No. 46R (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) (“FIN 46R”), and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”), which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Refers to mortgage loans that are guaranteed or insured by the U.S. government or its agencies, such as the Department of Veterans Affairs, Federal Housing Administration or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

(4)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Includes private-label mortgage-related securities backed by subprime or Alt-A mortgage loans totaling $48.7 billion and $52.4 billion as of June 30, 2009 and December 31, 2008, respectively. Refer to “Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities—Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities” for a description of our investments in subprime and Alt-A securities.

(6)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available for sale.

(7)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(8)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $1.4 billion and $720 million as of June 30, 2009 and December 31, 2008, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and that counterparties have the right to sell or repledge.

(9)	Includes reverse mortgages with an outstanding unpaid principal balance of approximately $48.6 billion and $41.2 billion as of June 30, 2009 and December 31, 2008, respectively.

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage investment securities. Our cash and other investments portfolio totaled $69.8 billion as of June 30, 2009, compared with $93.0 billion as of December 31, 2008. See “Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Planning—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Trading and Available-for-Sale Investment Securities

Our mortgage investment securities are classified in our condensed consolidated balance sheets as either trading or available for sale and reported at fair value. Table 19 shows the composition of our trading and available-for-sale securities at amortized cost and fair value as of June 30, 2009, which totaled $381.8 billion and $366.3 billion, respectively. We also disclose the gross unrealized gains and gross unrealized losses related to our available-for-sale securities as of June 30, 2009, and a stratification of the gross unrealized losses based on securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer.

Table 19:  Trading and Available-for-Sale Investment Securities

	As of June 30, 2009
						Less Than 12		12 Consecutive
			Gross	Gross		Consecutive Months(3)		Months or Longer(3)
	Total	Gross	Unrealized	Unrealized	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Losses	Losses	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	OTTI(2)	Other	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Trading:
Fannie Mae single-class MBS	$40,886	$—	$—	$—	$42,973	$—	$—	$—	$—
Fannie Mae structured MBS	8,980	—	—	—	9,130	—	—	—	—
Non-Fannie Mae single-class mortgage-related securities	918	—	—	—	959	—	—	—	—
Non-Fannie Mae structured mortgage-related securities	8,230	—	—	—	4,626	—	—	—	—
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)(4)	11,001	—	—	—	8,349	—	—	—	—
Mortgage revenue bonds	788	—	—	—	617	—	—	—	—
Asset-backed securities	10,143	—	—	—	9,808	—	—	—	—
Corporate debt securities	946	—	—	—	935	—	—	—	—
Other non-mortgage-related securities(5)	5,003	—	—	—	5,003	—	—	—	—

Total trading	$86,895	$—	$—	$—	$82,400	$—	$—	$—	$—

Available for sale:
Fannie Mae single-class MBS	130,623	3,856	—	(79)	134,400	(79)	16,104	—	26
Fannie Mae structured MBS	54,300	1,984	(41)	(52)	56,191	(57)	1,718	(36)	572
Non-Fannie Mae single-class mortgage-related securities	32,117	1,100	—	(8)	33,209	(7)	551	(1)	48
Non-Fannie Mae structured mortgage-related securities	45,219	252	(7,971)	(4,089)	33,411	(6,991)	13,412	(5,069)	14,152
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)(4)	15,918	—	—	(4,123)	11,795	—	—	(4,123)	11,795
Mortgage revenue bonds	14,241	40	(53)	(1,187)	13,041	(85)	1,786	(1,155)	8,516
Other mortgage-related securities	2,494	25	(560)	(65)	1,894	(457)	1,259	(168)	610

Total available for sale	$294,912	$7,257	$(8,625)	$(9,603)	$283,941	$(7,676)	$34,830	$(10,552)	$35,719

Total investments in securities	$381,807	$7,257	$(8,625)	$(9,603)	$366,341	$(7,676)	$34,830	$(10,552)	$35,719

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, and is adjusted to reflect net other-than-temporary impairment write downs recognized in our condensed consolidated statements of operations.

(2)	Reflects the noncredit component of other-than-temporary losses recorded in OCI as of June 30, 2009.

(3)	Reflects total gross unrealized losses, including the noncredit component of other-than-temporary impairment, and the related fair value of securities that are in a loss position as of June 30, 2009.

(4)	Consists of non-Fannie Mae CMBS. Prior to June 30, 2009, we reported these securities as a component of non-Fannie Mae structured mortgage-related securities.

(5)	Includes a certificate of deposit issued by Bank of America that had a fair value of $5.0 billion as of June 30, 2009, which exceeded 10% of our stockholders’ deficit as of June 30, 2009.

Gross unrealized losses on our available-for-sale securities increased to $18.2 billion as of June 30, 2009, from $16.7 billion as of December 31, 2008. The increase in gross unrealized losses was primarily attributable to the continued deterioration in the performance of the underlying collateral of non-agency private-label mortgage-related securities and the weakened financial condition of our mortgage insurer and financial guarantor counterparties. We had previously recognized other-than-temporary impairment in earnings on some of these securities, a portion of which was reclassified to AOCI as a result of our April 1, 2009 adoption of the new other-than-temporary impairment accounting guidance. See “Critical Accounting Policies and Estimates—Other-Than-Temporary Impairment of Investment Securities” for additional information. Included in the $18.2 billion of gross unrealized losses as of June 30, 2009 was $10.6 billion of losses that have existed for 12 months or longer. These losses relate to securities that we do not intend to sell and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

Investments in Private-Label Mortgage-Related Securities

The non-Fannie Mae mortgage-related security categories presented in Table 19 above include agency mortgage-related securities issued or guaranteed by Freddie Mac or Ginnie Mae and private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing or other mortgage loans. We have no exposure to collateralized debt obligations, or CDOs. We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We also have invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”). We report these wraps in Table 19 above as a component of Fannie Mae structured MBS. We generally focused our purchases of these securities on the highest-rated tranches available at the time of acquisition. Higher-rated tranches typically are supported by credit enhancements to reduce the exposure to losses. The credit enhancements on our private-label security investments generally are in the form of initial subordination provided by lower level tranches of these securities. In addition, monoline financial guarantors have provided secondary guarantees on some of our holdings that are based on specific performance triggers. Based on the stressed financial condition of our financial guarantor counterparties, we do not believe these counterparties will fully meet their obligations to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

The unpaid principal balance of private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing and other mortgage loans and mortgage revenue bonds held in our mortgage portfolio was $94.4 billion as of June 30, 2009, down from $98.9 billion as of December 31, 2008, primarily due to principal payments. Table 20 summarizes, by the underlying loan type, the composition of our investments in private-label securities, excluding wraps, and mortgage revenue bonds as of June 30, 2009 and the average credit enhancement. The average credit enhancement generally reflects the level of cumulative losses that must be incurred before we experience a loss of principal on the tranche of securities that we own. Table 20 also provides information on the credit ratings of our private-label securities as of July 28, 2009. The credit rating reflects the lowest rating reported by Standard & Poor’s (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings Ltd. (“Fitch”) or DBRS Limited, each of which is a nationally recognized statistical rating organization.

Table 20:  Investments in Private-Label Mortgage-Related Securities, Excluding Wraps, and Mortgage Revenue Bonds

	As of June 30, 2009		As of July 28, 2009
	Unpaid	Average			% Below
	Principal	Credit		% AA	Investment	Current %
	Balance	Enhancement(1)	% AAA(2)	to BBB-(2)	Grade(2)	Watchlist(3)
	(Dollars in millions)

Private-label mortgage-related securities backed by:
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans	$6,421	52%	3%	20%	77%	11%
Other Alt-A mortgage loans	19,709	13	22	26	52	1

Total Alt-A mortgage loans	26,130
Subprime mortgage loans(4)	22,603	33	11	9	80	2

Total Alt-A and subprime mortgage loans	48,733
Multifamily mortgage loans (CMBS)	25,769	30	96	4	—	75
Manufactured housing mortgage loans	2,647	36	2	21	77	1
Other mortgage loans	2,226	6	53	28	19	—

Total private-label mortgage-related securities	79,375
Mortgage revenue bonds(5)	15,019	35	36	61	3	15

Total	$94,394

(1)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(2)	Reflects credit ratings as of July 28, 2009, calculated based on unpaid principal balance as of June 30, 2009. Investment securities that have a credit rating below BBB- or its equivalent or that have not been rated are classified as below investment grade.

(3)	Reflects percentage of investment securities, calculated based on unpaid principal balance as of June 30, 2009, that have been placed under review by either Standard & Poor’s, Moody’s, Fitch or DBRS Limited.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps totaled $6.5 billion as of June 30, 2009.

(5)	Reflects that 35% of the outstanding unpaid principal balance of our mortgage revenue bonds are guaranteed by third parties. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty exposure associated with our financial guarantors.

Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities

The unpaid principal balance of our investments in Alt-A and subprime private-label securities, excluding wraps, totaled $48.7 billion as of June 30, 2009, compared with $52.4 billion as of December 31, 2008. The current market pricing of Alt-A and subprime securities has been adversely affected by the increasing level of defaults on the mortgages underlying these securities and the uncertainty as to the extent of further deterioration in the housing market. In addition, market participants are requiring a significant risk premium, which can be measured as a significant increase in the required yield on the investment, for taking on the increased uncertainty related to cash flows. Further, there continues to be less liquidity for these securities than was available prior to the onset of the housing and credit liquidity crises, which has also contributed to lower prices. Although our portfolio of Alt-A and subprime private-label mortgage-related securities primarily consists of senior level tranches, we have recorded significant losses on these securities.

Table 21 presents the fair value of our investments in Alt-A and subprime private-label securities, excluding wraps, as of June 30, 2009 and an analysis of the cumulative losses on these investments as of June 30, 2009. The total cumulative losses presented for our Alt-A and subprime private-label securities classified as trading represent the cumulative fair value losses recognized in our condensed consolidated statements of operations, while the total cumulative losses presented for our Alt-A and subprime private-label securities classified as available for sale represent the total other-than-temporary impairment related to these securities. As discussed in “Critical Accounting Policies and Estimates—Other-Than-Temporary Impairment of Investment Securities,” we adopted the new accounting rules for other-than-temporary impairment effective April 1, 2009, which changed our method for assessing, measuring and recognizing other-than-temporary impairment and resulted in a cumulative-effect pre-tax reduction of $8.5 billion ($5.6 billion after tax) in our accumulated deficit to reclassify to AOCI the noncredit component of other-than-temporary impairment losses previously recognized in earnings. As a result of this change, we no longer record in earnings the noncredit component of other-than-temporary impairment on our available-for-sale securities that we do not intend to sell and will not be required to sell prior to recovery of the amortized cost basis. Instead, we record this amount in OCI. Table 21 displays the estimated noncredit and credit-related components of the fair value losses on our trading securities and our available-for-sale securities.

Table 21:  Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities, Excluding Wraps(1)

	As of June 30, 2009
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Net
	Balance	Value	Losses(2)	Component(3)	Losses(4)
	(Dollars in millions)

Trading securities:
Alt-A private-label securities	$3,468	$1,232	$2,225	$1,330	$895
Subprime private-label securities	3,667	2,121	1,551	654	897

Total Alt-A and subprime private-label securities classified as trading	$7,135	$3,353	$3,776	$1,984	$1,792

Available-for-sale securities:
Alt-A private-label securities	22,662	13,635	9,067	6,479	2,588
Subprime private-label securities	18,936	11,927	7,045	5,097	1,948

Total Alt-A and subprime private-label securities classified as available for sale	$41,598	$25,562	$16,112	$11,576	$4,536

(1)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps totaled $6.5 billion as of June 30, 2009.

(2)	Amounts reflect the difference between the amortized cost basis (unpaid principal balance net of unamortized premiums, discounts and cost basis adjustments), excluding other-than-temporary impairment losses recorded in earnings and the fair value.

(3)	Represents the estimated portion of the total cumulative losses that is noncredit related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(4)	For securities classified as trading, net loss amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available for sale, net loss amounts reflect the portion of other-than-temporary impairment losses that is recognized in earnings in accordance with the new other-than-temporary impairment accounting guidance that we adopted on April 1, 2009.

The gross unrealized losses on our Alt-A and subprime private-label securities classified as available-for-sale and included in AOCI totaled $7.5 billion, net of tax, as of June 30, 2009. Approximately $3.1 billion, net of tax, of these unrealized losses relate to securities that have been in a loss position for 12 months or longer as of June 30, 2009. For those available-for-sale securities for which we have not recognized other-than-temporary impairment in earnings, we believe that the performance of the underlying collateral will still allow us to recover our initial investment, although at significantly lower yields than what is being required currently by new investors.

The current economic environment, including the continued weakness in the housing market and rising unemployment, have had an adverse effect on the performance of the loans underlying our Alt-A and subprime private-label securities. These securities reflect increasing delinquencies, a sharp rise in expected defaults and loss severities, and slower voluntary prepayment rates, particularly for the 2006 and 2007 loan vintages, which were originated in an environment of significant increases in home prices and relaxed underwriting criteria and eligibility standards. Table 22 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and First American CoreLogic, LoanPerformance (“First American CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of June 30, 2009.

Table 22:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities, Including Wraps

	As of June 30, 2009
	Unpaid Principal Balance						Monoline
		Available			Average	Average	Financial
		for		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
					Dollars in Millions

Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$618	$—	28.8%	53.6%	22.7%	$—
2005	—	1,609	—	36.8	57.3	47.3	312
2006	—	1,734	—	43.5	62.6	51.4	384
2007	2,460	—	—	37.6	61.8	62.8	892
Other Alt-A mortgage loans:
2004 and prior	—	7,990	—	6.7	54.5	12.0	21
2005	—	5,226	190	19.6	53.6	12.1	—
2006	78	5,331	—	28.2	56.9	10.5	—
2007	930	—	263	42.3	64.5	37.1	384
2008(8)	—	154	—				—

Total Alt-A mortgage loans:	3,468	22,662	453				1,993

Subprime mortgage loans:
2004 and prior(9)	—	2,759	694	21.6	74.7	57.7	671
2005(8)	—	319	2,080	43.8	73.6	58.8	243
2006	—	15,080	—	49.1	73.2	27.0	52
2007	3,667	778	6,899	44.2	71.0	27.6	205

Total subprime mortgage loans:	3,667	18,936	9,673				1,171

Total Alt-A and subprime mortgage loans:	$7,135	$41,598	$10,126				$3,164

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee. The unpaid principal balance of these Fannie Mae guaranteed securities held by third parties is included in outstanding and unconsolidated Fannie Mae MBS held by third parties. We include incurred credit losses related to these wraps in our reserve for guaranty losses.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label securities that we own or guarantee. The reported Intex delinquency data reflects information from June 2009 remittances for May 2009 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and real estate owned in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from First American CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The First American CoreLogic severity data reflects information from June 2009 remittances for May 2009 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

(5)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own or guarantee. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own or guarantee.

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $154 million for the 2008 vintage of other Alt-A loans and $50 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that has been consolidated on our balance sheet under FIN 46R, which effectively resulted in the underlying structure of the transaction being accounted for and reported as available-for-sale securities. Although the wrap transaction is supported by financial guarantees that cover all of our credit risk, we have not included the amount of these financial guarantees in this table.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage our interest rate risk exposure. Our total outstanding debt, which consists of federal funds purchased and securities sold under agreements to repurchase, short-term debt and long-term debt decreased to $833.1 billion as of June 30, 2009, from $870.5 billion as of December 31, 2008. We provide a summary of our debt activity for the second quarters and first six months of 2009 and 2008 and a comparison of the mix between our outstanding short-term and long-term debt as of June 30, 2009 and December 31, 2008 in “Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity.” Also see “Notes to Condensed Consolidated Financial Statements—Note 10, Short-term Borrowings and Long-term Debt” for additional detail on our outstanding debt.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We aggregate, by derivative counterparty, the net fair value gain or loss, less any cash collateral paid or received, and report these amounts in our consolidated balance sheets as either assets or liabilities. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amount as of June 30, 2009 and December 31, 2008 in “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments and Hedging Activities.”

We refer to the difference between the derivative assets and derivative liabilities recorded on our consolidated balance sheets as our net derivative asset or liability. As shown in Table 23, the net fair value of our risk management derivatives, excluding mortgage commitments, resulted in a net derivative liability of $444 million as of June 30, 2009, compared with a net derivative liability of $1.8 billion as of December 31, 2008. Table 23 provides an analysis of the factors driving the change in the estimated fair value of our net derivative liability, excluding mortgage commitments, recorded in our consolidated balance sheets between December 31, 2008 and June 30, 2009.

Table 23:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

For the
Six Months
Ended
June 30,
2009
(Dollars in
Millions)

Net derivative liability as of December 31, 2008(2)	$(1,761)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	752
Fair value at date of termination of contracts settled during the period(4)	630
Net collateral posted	43
Periodic net cash contractual interest payments (receipts)(5)	1,884

Total cash payments (receipts)	3,309

Statement of operations impact of recognized amounts:
Periodic net contractual interest income (expense) accruals on interest rate swaps	(1,719)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	(1,825)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	1,552

Derivatives fair value losses, net(6)	(1,992)

Net derivative liability as of June 30, 2009(2)	$(444)

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the condensed consolidated balance sheets. Primarily includes upfront premiums paid or received on option contracts. Also includes upfront cash paid or received on other derivative contracts.

(4)	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(5)	We accrue interest on our interest rate swap contracts based on the contractual terms and recognize the accrual as an increase to the net derivative liability recorded in the condensed consolidated balance sheets. The corresponding offsetting amount is recorded as an expense and included as a component of derivatives fair value losses in the condensed consolidated statements of operations. Net periodic interest payments on our interest rate swap contracts reduce the derivative liability.

(6)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” “Risk Management—Interest Rate Risk Management and Other Market Risks” and “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments and Hedging Activities.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis a supplemental non-GAAP fair value balance sheet, which reflects our assets and liabilities at estimated fair value. Table 25, which we provide at the end of this section, presents our non-GAAP fair value balance sheets as of June 30, 2009 and December 31, 2008, and the non-GAAP estimated fair value of our net assets. The estimated fair value of our net assets, which is derived from our non-GAAP fair value balance sheets, is calculated based on the difference between the fair value of our assets and the fair value of our liabilities. We present a summary of the changes in the fair value of our net assets for the first six months of 2009 in Table 26 at the end of this section.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies. It is not intended as a substitute for Fannie Mae’s stockholders’ deficit or for the total deficit reported in our GAAP condensed consolidated financial statements, which represents the net worth measure that is used to determine whether it is necessary to request additional funds from Treasury under the senior preferred stock purchase agreement. Instead, the fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities. The ultimate amount of realized credit losses and realized values we receive from holding our assets and liabilities, however, is likely to differ materially from the current estimated fair values, which reflect significant liquidity and risk premiums.

Table 24 below compares Fannie Mae’s stockholders’ deficit reported in our GAAP consolidated balance sheets and the fair value of our net assets derived from our non-GAAP fair value balance sheets as of June 30, 2009.

Table 24:  Comparative Measures—GAAP Consolidated Balance Sheets and Non-GAAP Fair Value Balance Sheets

For the Six
Months Ended
June 30, 2009
(Dollars in
millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of January 1(1)	$(15,314)
Change in Fannie Mae stockholders’ deficit	4,604

Fannie Mae stockholders’ deficit as of June 30(1)	$(10,710)

Non-GAAP fair value balance sheets:
Estimated fair value of net assets as of January 1	$(105,150)
Change in estimated fair value of net assets	3,114

Estimated fair value of net assets as of June 30	$(102,036)

(1)	Our net worth, as defined under the Treasury senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, is comprised of “Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

The fair value of our net assets, including capital transactions, increased by $3.1 billion during the first six months of 2009, which resulted in a fair value net asset deficit of $102.0 billion as of June 30, 2009. Included in this increase was $34.2 billion of capital received from Treasury under the senior preferred stock purchase agreement. The fair value of our net assets, excluding capital transactions, decreased by $30.6 billion during the first six months of 2009. This decrease reflected the adverse impact on our net guaranty assets from the continued weakness in the housing market and increases in unemployment resulting from the economic recession, which contributed to a significant increase in the fair value of our guaranty obligations. We experienced a favorable impact on the fair value of our net assets attributable to an increase in the fair value of our net portfolio primarily due to changes in the net spread between our mortgage assets and our debt.

Below we provide additional information that we believe may be useful in understanding our fair value balance sheets, including: (1) an explanation of how fair value is defined and measured; (2) the primary factors driving the decline in the fair value of net assets during the first six months of 2009; and (3) the limitations of our non-GAAP fair value balance sheet and related measures.

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

Fair value as defined under SFAS 157 represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value is intended to convey the current value of an asset or liability as of the measurement date, not the potential value of the asset or liability that may be realized from future cash flows associated with the asset or liability. Fair value generally incorporates the market’s current view of the future, which is reflected in the current price of the asset or liability. Future market conditions, however, may be more adverse than what the market has currently estimated and priced into these fair value measures. Moreover, the fair value balance sheet reflects only the value of the assets and liabilities of the enterprise as of a point in time (the balance sheet date) and does not reflect the value of new assets or liabilities the company may generate in the future. Because our intent generally has been to hold the majority of our mortgage investments until maturity, the amounts we ultimately realize from the maturity, settlement or disposition of these assets may vary significantly from the estimated fair value of these assets as of June 30, 2009.

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

Primary Factors Driving Changes in Non-GAAP Fair Value of Net Assets

Changes in the fair value of our assets and liabilities are primarily attributable to our investment activities and credit guaranty business activities. Some of our assets and liabilities may be related to both of these activities. Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time. We expect periodic fluctuations in the fair value of our net assets due to our business activities, as well as changes in market conditions, such as home prices, unemployment rates, interest rates, spreads, and implied volatility. The decline in home prices and increase in unemployment continued to have an adverse impact on the fair value of our net assets during the first six months of 2009. The following attribution of the decrease of $30.6 billion in the fair value of our net assets, excluding capital transactions, during the first six months of 2009 reflects our current estimate of the items presented (on a pre-tax basis).

•	A pre-tax increase of approximately $12.4 billion in the fair value of the net portfolio attributable to the positive impact of changes in the net spread between our mortgage assets and our debt. We provide additional information on the composition and estimated fair value of our mortgage investments in “Consolidated Balance Sheet Analysis—Mortgage Investments.”

•	A pre-tax decrease of approximately $44.8 billion in the fair value of our net guaranty assets, driven by a substantial increase in the estimated fair value of our guaranty obligations, largely attributable to an increase in expected credit losses as a result of continued weakness in the housing market and general economy. In addition, but to a smaller degree, the fair value of our net guaranty assets was affected by a change we made in the first quarter of 2009 in how we estimate the fair value of certain of our guaranty obligations, which is more fully described in “Critical Accounting Policies and Estimates.”

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

Supplemental Non-GAAP Fair Value Balance Sheet Report

We present our non-GAAP fair value balance sheet report in Table 25 below.

Table 25:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of June 30, 2009				As of December 31, 2008
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$28,991	$—	$28,991	(2)	$18,462	$—	$18,462	(2)
Federal funds sold and securities
purchased under agreements to resell	25,810	—	25,810	(2)	57,418	2	57,420	(2)
Trading securities	82,400	—	82,400	(2)	90,806	—	90,806	(2)
Available-for-sale securities	283,941	—	283,941	(2)	266,488	—	266,488	(2)
Mortgage loans:
Mortgage loans held for sale	29,174	902	30,076	(3)	13,270	351	13,621	(3)
Mortgage loans held for investment, net of allowance for loan losses	386,407	6,196	392,603	(3)	412,142	3,069	415,211	(3)
Guaranty assets of mortgage loans held in portfolio	—	2,283	2,283	(3)(4)	—	2,255	2,255	(3)(4)
Guaranty obligations of mortgage loans held in portfolio	—	(18,053)	(18,053	)(3)(4)	—	(11,396)	(11,396	)(3)(4)

Total mortgage loans	415,581	(8,672)	406,909	(2)(3)	425,412	(5,721)	419,691	(2)(3)
Advances to lenders	18,938	(411)	18,527	(2)	5,766	(354)	5,412	(2)
Derivative assets at fair value	1,406	—	1,406	(2)	869	—	869	(2)
Guaranty assets and buy-ups, net	7,799	1,853	9,652	(2)(4)	7,688	1,336	9,024	(2)(4)

Total financial assets	864,866	(7,230)	857,636	(2)	872,909	(4,737)	868,172	(2)
Master servicing assets and credit enhancements	797	4,834	5,631	(4)(5)	1,232	7,035	8,267	(4)(5)
Other assets	45,719	51	45,770	(5)(6)	38,263	(2)	38,261	(5)(6)

Total assets	$911,382	$(2,345)	$909,037		$912,404	$2,296	$914,700

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$—	(2)	$77	$—	$77	(2)
Short-term debt	259,781 (7)	326	260,107	(2)	330,991 (7)	1,299	332,290	(2)
Long-term debt	573,329 (7)	22,859	596,188	(2)	539,402 (7)	34,879	574,281	(2)
Derivative liabilities at fair value	2,047	—	2,047	(2)	2,715	—	2,715	(2)
Guaranty obligations	12,358	114,729	127,087	(2)	12,147	78,728	90,875	(2)

Total financial liabilities	847,515	137,914	985,429	(2)	885,332	114,906	1,000,238	(2)
Other liabilities	74,469	(48,933)	25,536	(8)	42,229	(22,774)	19,455	(8)

Total liabilities	921,984	88,981	1,010,965		927,561	92,132	1,019,693
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(9)	35,200	—	35,200		1,000	—	1,000
Preferred	20,486	(19,665)	821		21,222	(20,674)	548
Common	(66,396)	(71,661)	(138,057)		(37,536)	(69,162)	(106,698)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(10,710)	$(91,326)	$(102,036)		$(15,314)	$(89,836)	$(105,150)
Noncontrolling interests	108	—	108		157	—	157

Total deficit	(10,602)	(91,326)	(101,928)		(15,157)	(89,836)	(104,993)

Total liabilities and stockholders’ equity	$911,382	$(2,345)	$909,037		$912,404	$2,296	$914,700

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	We determined the estimated fair value of these financial instruments in accordance with the fair value guidelines outlined in SFAS 157, as described in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

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

(4)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guarantees as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” On a GAAP basis, our guaranty assets totaled $7.1 billion and $7.0 billion as of June 30, 2009 and December 31, 2008, respectively. The associated buy-ups totaled $708 million and $645 million as of June 30, 2009 and December 31, 2008, respectively. In our non-GAAP fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $(0.5) billion and $8.2 billion as of June 30, 2009 and December 31, 2008, respectively. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations” of our 2008 Form 10-K.

(5)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following six line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets, net; (iv) Partnership investments; (v) Servicer and MBS trust receivable and (vi) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $47.2 billion and $40.1 billion as of June 30, 2009 and December 31, 2008, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $708 million and $645 million as of June 30, 2009 and December 31, 2008, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in Note 18. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies described in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments” of our 2008 Form 10-K.

(6)	With the exception of LIHTC partnership investments, the GAAP carrying values of other assets generally approximate fair value. Our LIHTC partnership investments had a carrying value of $5.8 billion and $6.3 billion and an estimated fair value of $5.9 billion and $6.5 billion as of June 30, 2009 and December 31, 2008, respectively. We assume that certain other assets, consisting primarily of prepaid expenses, have no fair value.

(7)	Includes certain short-term debt and long-term debt instruments that we elected to report at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, in our GAAP condensed consolidated balance sheets. We did not elect to report any short-term debt instruments at fair value as of June 30, 2009. Includes long-term debt with a reported fair value of $22.4 billion as of June 30, 2009. Includes short-term and long-term debt instruments with a reported fair value of $4.5 billion and $21.6 billion, respectively, as of December 31, 2008.

(8)	The line item “Other liabilities” consists of the liabilities presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; (iv) Servicer and MBS trust payable; and (v) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $74.5 billion and $42.2 billion as of June 30, 2009 and December 31, 2008, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item on our condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets.

(9)	The estimated fair value of the senior preferred stock is the same as the carrying value, as the fair value is based on the liquidation preference.

Table 26:  Change in Fair Value of Net Assets (Net of Tax Effect)

For the Six
Months
Ended
June 30,
2009
(Dollars in
millions)

Estimated fair value of net assets as of January 1(1)	$(105,150)
Capital transactions:(2)
Common stock issuances and repurchases, net	732
Preferred stock conversion	(736)
Investments by Treasury under senior preferred stock purchase agreement(3)	33,766

Capital transactions, net	33,762
Change in estimated fair value of net assets, excluding effect of capital transactions	(30,648)

Increase in estimated fair value of net assets, net	3,114

Estimated fair value of net assets as of June 30(1)	$(102,036)

(1)	Represents estimated fair value of net assets (net of tax effect) presented in Table 25: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets.

(2)	Represents net capital transactions, which are reflected in the condensed consolidated statements of changes in equity.

(3)	Net of senior preferred stock dividends.

LIQUIDITY AND CAPITAL MANAGEMENT

Our business activities require that we maintain adequate liquidity to fund our operations. We have liquidity risk management policies that are intended to ensure appropriate liquidity during normal and stress periods. Our senior management establishes our overall liquidity policies through various risk and control committees.

Liquidity Management

Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet these needs while accommodating fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Our Treasury group is responsible for our liquidity and contingency planning strategies.

Primary Sources and Uses of Funds

Our primary source of funds is proceeds from the issuance of short-term and long-term debt securities. Accordingly, our liquidity depends largely on our ability to issue unsecured debt in the capital markets. Our status as a GSE and federal government support of our business continue to be essential to maintaining our access to the unsecured debt market. Our senior unsecured debt obligations are rated AAA by the major rating agencies.

In addition to funding we obtain from the issuance of debt securities, our other sources of cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;

•	proceeds from the sale of mortgage loans, mortgage-related securities and non-mortgage assets;

•	equity funding received from Treasury pursuant to the senior preferred stock purchase agreement;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	guaranty fees received on Fannie Mae MBS;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	payments received from mortgage insurance counterparties; and

•	net receipts on derivative instruments.

We also may request loans from Treasury pursuant to the Treasury credit facility described below under “Liquidity Contingency Plan—Treasury Credit Facility;” however, as of the date of this filing, we have not borrowed amounts under this facility and we have not conducted a test draw from the facility.

Our primary funding needs include:

•	the repayment of matured, paid off and repurchased debt;

•	the purchase of mortgage loans, mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	dividend payments made to Treasury pursuant to the senior preferred stock purchase agreement;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses; and

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations.

An increasing proportion of our cash funding during the first six months of 2009, as compared to previous periods, has come from principal repayments on liquidating mortgage assets as a result of an increase in refinancing activity as compared with 2008, as well as the payments we received from Treasury under the senior preferred stock purchase agreement. In addition, in 2009, we began paying cash dividend payments to Treasury under the senior preferred stock purchase agreement. To the extent that we continue to pay the dividend on a quarterly basis, rather than allowing the dividend to accrue and be added to the liquidation preference of the senior preferred stock, we expect these cash dividend payments to continue to increase in future periods as we draw more funds pursuant to the senior preferred stock purchase agreement.

Debt Funding

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. We have a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, corporations, state and local governments, and other municipal authorities. During 2009, the Federal Reserve has been supporting the liquidity of our debt as an active and significant purchaser of our non-callable long-term debt in the secondary market. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors historically located in the United States, Europe and Asia.

Debt Funding Activity

Table 27 below summarizes our debt activity for the three and six months ended June 30, 2009 and 2008.

Table 27:  Debt Activity

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount(3)	$388,028	$404,431	$689,848	$840,884
Weighted average interest rate	0.37%	2.07%	0.33%	2.50%
Long-term:(4)
Amount(3)	$83,982	$83,589	$192,483	$171,867
Weighted average interest rate	2.40%	3.71%	2.35%	3.88%
Total issued:
Amount(3)	$472,010	$488,020	$882,331	$1,012,751
Weighted average interest rate	0.72%	2.35%	0.76%	2.73%
Paid off during the period:(1)(5)
Short-term:(2)
Amount(3)	$403,310	$380,417	$762,200	$836,047
Weighted average interest rate	0.47%	2.58%	0.71%	3.07%
Long-term:(4)
Amount(3)	$91,866	$65,730	$157,104	$171,869
Weighted average interest rate	4.76%	4.90%	4.54%	5.00%
Total paid off:
Amount(3)	$495,176	$446,147	$919,304	$1,007,916
Weighted average interest rate	1.26%	2.92%	1.37%	3.40%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes Federal funds purchased and securities sold under agreements to repurchase.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

We experienced strong demand for our debt securities in the first half of 2009. In order to meet our ongoing funding needs, during the first half of 2009 we issued a variety of non-callable and callable debt securities in a wide range of maturities to achieve cost efficient funding and an appropriate debt maturity profile. Due to the improved demand and attractive pricing for our non-callable and callable long-term debt during the first half of 2009, we issued $192.5 billion in long-term debt during this period, which we then used to repay maturing short-term debt and prepay more expensive long-term debt. As a result, our outstanding short-term debt decreased as a percentage of our total outstanding debt to 31% as of June 30, 2009 from 38% as of December 31, 2008, and the average interest rate on our long-term debt (excluding debt from consolidations) decreased to 3.81% as of June 30, 2009 from 4.66% as of December 31, 2008.

Our issuances of debt securities in 2009 have seen favorable demand from a broad and diverse group of domestic and international investors. Demand was particularly strong from U.S. institutional investors; however, the portion of our debt securities placed with international investors continued to remain lower in the first half of 2009 than it had been during the past two years. We have experienced strong demand for our callable long-term debt and medium-term notes during 2009. In addition, we completed Benchmark Note offerings in excess of $4 billion each, with terms ranging from two to five years, in each month from January through May of 2009. In June 2009, we elected not to issue any Benchmark Notes due to our reduced need for debt funding and our ability to issue medium-term notes at attractive prices.

Although our funding needs may vary from quarter to quarter depending on market conditions, we currently expect our debt funding needs will generally decline in future periods as we reduce the size of our mortgage portfolio in compliance with the requirement of the senior preferred stock purchase agreement that we reduce our mortgage portfolio by 10% per year beginning in 2010 until it reaches $250 billion.

Because we fund our business and operations primarily through the issuance of debt, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our roll-over risk increases when our outstanding short-term debt increases as a percentage of our total outstanding debt, as it did when we experienced significant deterioration in our access to the unsecured debt markets, particularly for our callable and non-callable long-term debt, from July through November 2008. Our access to callable and non-callable long-term debt funding improved significantly during the first half of 2009, however, due to a variety of actions taken by the federal government to support us and the financial markets. Due to the combination of our improved access to long-term debt funding, improved market conditions, the reduced proportion of our outstanding debt that consists of short-term debt, and our expected reduced debt funding needs in the future, our debt roll-over risk has significantly declined since November 2008.

As noted above, we believe that the improvement in our access to long-term debt funding since November 2008 stems from actions taken by the federal government to support us and the financial markets. Actions the government has taken to support us include:

•	Treasury’s $200 billion funding commitment to us under the senior preferred stock purchase agreement;

•	making the Treasury credit facility available to us;

•	the Federal Reserve’s active program to purchase up to $200 billion in debt securities of Fannie Mae, Freddie Mac and the Federal Home Loan Banks, as well as up to $1.25 trillion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities; and

•	Treasury’s agency MBS purchase program.

In addition, the Federal Reserve and Treasury have implemented a number of programs to support the liquidity of the financial markets overall, including several asset purchase programs and several asset financing programs. These programs have improved overall financial market conditions, which has contributed to the improvement in our access to debt funding.

Accordingly, we believe that our status as a GSE and continued federal government support of our business and the financial markets are essential to maintaining our access to debt funding, and changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations. The Obama Administration has stated that recommendations on the future of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system will be provided at the time of the President’s 2011 budget, which is currently expected to be released in February 2010. These recommendations may have a material impact on our ability to issue debt or refinance existing debt as it becomes due.

Demand for our debt securities could decline if the government does not extend or replace the Treasury credit facility and the Federal Reserve’s agency debt and MBS purchase programs, each of which expire on December 31, 2009. As of the date of this filing, demand for our long-term debt securities continues to be strong. In the first half of 2009, we issued $192.5 billion in long-term debt securities with maturities that extend beyond December 31, 2009. If demand for our debt securities were to decline substantially from current levels, it could increase our roll-over risk and materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Part II—

Item 1A—Risk Factors” in this report and “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a discussion of the risks to our business related to our ability to obtain funds for our operations through the issuance of debt securities, the relative cost at which we are able to obtain these funds and our liquidity contingency plans.

Outstanding Debt

Table 28 provides information on our outstanding short-term and long-term debt as of June 30, 2009 and December 31, 2008. Our total outstanding debt, which consists of federal funds purchased and securities sold under agreements to repurchase, short-term debt and long-term debt, decreased to $833.1 billion as of June 30, 2009, from $870.5 billion as of December 31, 2008. Short-term debt represented 31% of our total outstanding debt as of June 30, 2009, compared with 38% of our total outstanding debt as of December 31, 2008, reflecting our improved access to long-term debt funding during the first half of 2009.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt in an amount greater than 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. As of June 30, 2009, we estimate that our aggregate indebtedness totaled $846.2 billion, which was approximately $233.8 billion below our debt limit. Our calculation of our indebtedness for purposes of complying with our debt cap, which has not been confirmed by Treasury, reflects the unpaid principal balance of our debt outstanding or, in the case of long-term zero coupon bonds, the unpaid principal balance at maturity. Our calculation excludes debt basis adjustments and debt recorded from consolidations. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 28:  Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	June 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate

Federal funds purchased and securities sold under agreements to repurchase	—	$—	—%	—	$77	0.01%

Short-term debt:(2)
Fixed rate short-term debt:
Discount notes	—	$256,266	0.74%	—	$322,932	1.75%
Foreign exchange discount notes	—	189	1.18	—	141	2.50
Other short-term debt	—	224	1.35	—	333	2.80

Total fixed rate short-term debt		256,679	0.74		323,406	1.75
Floating-rate short-term debt(4)	—	3,102	1.17	—	7,585	1.66

Total short-term debt		$259,781	0.74%		$330,991	1.75%

Long-term debt:(3)
Senior fixed rate long-term debt:
Benchmark notes and bonds	2009-2030	$277,360	4.39%	2009-2030	$251,063	4.92%
Medium-term notes	2009-2019	153,146	3.13	2009-2018	151,277	4.20
Foreign exchange notes and bonds	2010-2028	1,204	5.57	2009-2028	1,513	4.70
Other long-term debt(4)	2009-2039	57,200	5.76	2009-2038	73,061	5.95

Total senior fixed rate debt		488,910	4.16		476,914	4.85
Senior floating rate long-term debt:
Medium-term notes	2009-2013	67,556	0.83	2009-2017	45,737	2.21
Other long-term debt(4)	2020-2037	1,210	6.38	2020-2037	874	7.22

Total senior floating rate debt		68,766	0.93		46,611	2.30

	As of
	June 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate

Subordinated fixed rate long-term debt:
Medium-term notes	2011-2011	2,500	6.29	2011-2011	2,500	6.24
Other subordinated debt	2012-2019	7,217	6.65	2012-2019	7,116	6.58

Total subordinated fixed rate long-term debt		9,717	6.56		9,616	6.50
Debt from consolidations	2009-2039	5,936	5.76	2009-2039	6,261	5.87

Total long-term debt		$573,329	3.83%		$539,402	4.67%

Outstanding callable debt(5)		$186,729	3.58%		$192,480	4.71%

(1)	Outstanding debt amounts and weighted average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts as of June 30, 2009 and December 31, 2008 include fair value gains and losses associated with debt that we elected to carry at fair value.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Includes unamortized discounts, premiums and other cost basis adjustments of $476 million as of June 30, 2009.

(3)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year. Included is the current portion of long-term debt that is due within one year, which totaled $107.2 billion and $86.5 billion as of June 30, 2009 and December 31, 2008, respectively. Reported amounts include net discount and other cost basis adjustments of $16.8 billion and $15.5 billion as of June 30, 2009 and December 31, 2008, respectively. The unpaid principal balance of long-term debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $584.1 billion and $548.6 billion as June 30, 2009 and December 31, 2008, respectively.

(4)	Includes a portion of structured debt instruments that are reported at fair value.

(5)	Consists of long-term callable debt that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt

Table 29 presents the maturity profile, on a monthly basis, of our outstanding short-term debt as of June 30, 2009 based on the contractual maturity dates of our short-term debt securities. The current portion of our long-term debt (that is, the total amount of our long-term debt that must be paid within the next year) is not included in Table 29, but it is included in Table 30. The weighted average maturity of our outstanding short-term debt, based on the remaining contractual term, was 89 days as of June 30, 2009, compared with 102 days as of December 31, 2008.

Table 29:  Maturity Profile of Outstanding Short-Term Debt(1)

(1) Includes unamortized discounts, premiums and other cost basis adjustments of $476 million as of June 30, 2009.

Table 30 presents the maturity profile, on a quarterly basis for two years and on an annual basis thereafter, of our long-term debt as of June 30, 2009 based on the contractual maturity dates of our long-term debt securities. The weighted average maturity of our outstanding long-term debt, based on the remaining contractual term, was approximately 60 months as of June 30, 2009, compared with approximately 66 months as of December 31, 2008.

Table 30:  Maturity Profile of Outstanding Long-Term Debt(1)

(1) Includes unamortized discounts, premiums and other cost basis adjustments of $16.8 billion as of June 30, 2009. Excludes debt from consolidations of $5.9 billion as of June 30, 2009.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to repay our debt obligations and to pay dividends on the senior preferred stock.

Equity Funding

As a result of the covenants under the senior preferred stock purchase agreement, which generally prohibit us from issuing equity securities or paying dividends on our common or preferred stock (other than the senior preferred stock) without Treasury’s consent, and Treasury’s ownership of the warrant to purchase, for a nominal price, shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. For a description of the covenants under the senior preferred stock purchase agreement, see “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” in our First Quarter 2009 Form 10-Q and “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of our Activities—Treasury Agreements—Covenants Under Treasury Agreements” in our 2008 Form 10-K.

We have received a total of $34.2 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2009. These funds allowed us to eliminate our net worth deficits as of March 31, 2009 and December 31, 2008. As a result of our $14.8 billion net loss for the quarter ended June 30, 2009, we had a net worth deficit of $10.6 billion as of that date. The Director of FHFA submitted a request on August 6, 2009 for $10.7 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of June 30, 2009 and avoid mandatory receivership, and requested receipt of those funds on or prior to September 30, 2009. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $45.9 billion. Due to current trends in the housing and financial markets, we expect to have a net worth deficit in future periods, and therefore will be required to obtain additional equity funding from Treasury pursuant to the senior preferred stock purchase agreement.

Unlike the Treasury credit facility, which we discuss below under “Liquidity Contingency Planning—Treasury Credit Facility,” the senior preferred stock purchase agreement does not terminate as of a particular time; however, we may no longer obtain new funds under the agreement once we have received a total of $200 billion under the agreement.

Liquidity Management Policies

Our liquidity position could be adversely affected by many causes, both internal and external to our business, including: actions taken by the conservator, the Federal Reserve, Treasury or other government agencies; legislation relating to our business; an unexpected systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; a downgrade of our credit ratings from the major ratings organizations; a significant further decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector due to a terrorist attack or other event; or elimination of our GSE status. See “Part II—Item 1A—Risk Factors” of this report and “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a description of factors that could adversely affect our liquidity.

We conduct daily liquidity governance and monitoring activities to achieve the goals of our liquidity risk policy, including:

•	daily monitoring and reporting of our liquidity position;

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of long-term or short-term unsecured debt securities;

•	daily forecasting and statistical analysis of our daily cash needs over a 28-business-day period;

•	routine operational testing of our ability to rely upon identified sources of liquidity, such as mortgage repurchase agreements;

•	periodic reporting to management and the conservator regarding our liquidity position; and

•	periodic review and testing of our liquidity management controls by our Internal Audit department.

As noted above, we periodically conduct operational tests of our ability to enter into mortgage repurchase arrangements with counterparties. One method we use to conduct these tests involves entering into a relatively small mortgage repurchase agreement (approximately $100 million) with a counterparty in order to confirm that we have the operational and systems capability to enter into repurchase arrangements. In addition, we have provided collateral in advance to a number of clearing banks in the event we seek to enter into mortgage repurchase arrangements in the future. We do not, however, have committed repurchase arrangements with specific counterparties, as historically we have not relied on this form of funding. As a result, our use of such facilities and our ability to enter into them in significant dollar amounts may be challenging in the current market environment.

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

Liquidity Contingency Planning

We conduct liquidity contingency planning in the event our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations for 90 days without relying upon the issuance of unsecured debt. We believe that market conditions over the last 12 to 18 months, however, have had an adverse impact on our ability to effectively plan for a liquidity crisis and we may be unable to find sufficient alternative sources of liquidity for a 90-day period, particularly after the expiration of the Treasury credit facility on December 31, 2009. While our liquidity contingency planning attempts to address current market conditions, the conservatorship and Treasury arrangements, and the more fundamental changes in the longer-term credit market environment, we believe that effective liquidity contingency plans may be difficult or impossible to execute under current market conditions for a company of our size in our circumstances. As a result, our liquidity contingency planning will rely significantly on the Treasury credit facility for so long as it is available.

In the event our access to the unsecured debt market becomes impaired, we would seek to access one or more of the following alternative sources of liquidity:

•	the Treasury credit facility;

•	our cash and other investments portfolio; and

•	our unencumbered mortgage portfolio.

Treasury Credit Facility

The Treasury credit facility provides a significant source of liquidity in the event we cannot adequately access the unsecured debt markets; however, we may only request loans under this facility through December 31, 2009. As of June 30, 2009, we had approximately $375.0 billion in unpaid principal balance of agency mortgage-backed securities available as collateral to secure loans under the Treasury credit facility. Treasury has discretion to determine the securities that constitute acceptable collateral. In addition, the Federal Reserve Bank of New York, as collateral valuation agent for Treasury, has discretion to value these securities as it considers appropriate, and they could apply a “haircut” reducing the value it assigns to these securities from their unpaid principal balance. Accordingly, the amount that we could borrow under the Treasury credit facility using those securities as collateral could be less than their unpaid principal balance. Further, unless amended or waived by Treasury, the amount we may borrow under the Treasury credit facility is subject to the restriction under the senior preferred stock purchase agreement on incurring debt in excess of 120% of the amount of mortgage assets we are allowed to own, as described in “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” in our First Quarter 2009 Form 10-Q. As noted above, as of June 30, 2009, we estimate that our aggregate indebtedness was approximately $233.8 billion below our debt limit. The terms of the Treasury credit facility are described in our 2008 Form 10-K in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.” As of August 6, 2009, we have not requested any loans or borrowed any amounts under the Treasury credit facility and we have not conducted a test draw from the facility.

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

Cash and Other Investments Portfolio

Another source of liquidity in the event our access to the unsecured debt market is restricted is the sale or maturation of assets in our cash and other investments portfolio. Table 31 below provides information on the composition of our cash and other investments portfolio as of June 30, 2009 and December 31, 2008.

Table 31:  Cash and Other Investments Portfolio

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Cash and cash equivalents	$28,234	$17,933
Federal funds sold and securities purchased under agreements to resell	25,810	57,418
Non-mortgage-related securities:
Asset-backed securities	9,808	10,598
Corporate debt securities	935	6,037
Other	5,003	1,005

Total	$69,790	$92,991

We have maintained a significant amount of liquidity during the first half of 2009, as required by FHFA. Our cash and other investments portfolio decreased from December 31, 2008 due to the reduction in our short-term debt balances, which reduced the amount of cash we needed on hand as of June 30, 2009 to repay maturing short-term debt. As described in “Debt Funding Activity,” due to the improved demand and attractive pricing for our non-callable and callable long-term debt during the first half of 2009, we issued a significant amount of long-term debt funding and reduced the proportion of our short-term debt as a percentage of our total debt.

We no longer purchase longer-term corporate debt securities or longer-term asset-backed securities for liquidity purposes, as we determined that we could not rely on our ability to sell these securities when we needed liquidity. We sell these securities from time to time as market conditions permit or allow them to mature, depending on which we believe will deliver a better economic return. During the first six months of 2009, the amount of these securities we held was reduced by $5.9 billion due to the sale or maturity of the securities. Approximately $10.7 billion of our cash and other investments portfolio as of June 30, 2009 consisted of these securities. There can be no assurance that we could liquidate these assets if and when we need access to liquidity. The remaining $59.1 billion of our cash and other investments portfolio as of June 30, 2009 consisted of cash and cash equivalents and short-term, liquid investments such as federal funds, repurchase agreements, short-term bank deposits and bank certificates of deposit.

See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Securities Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

Unencumbered Mortgage Portfolio

Another source of liquidity in the event our access to the unsecured debt market becomes impaired is the unencumbered mortgage assets in our mortgage portfolio, which could be used as collateral for secured borrowing.

During the second quarter of 2009, we implemented enhancements to our systems that have enabled us to securitize a significant portion of the single-family whole loans in our mortgage portfolio. As a result, in the second quarter we securitized approximately $94.6 billion of whole loans held for investment in our mortgage portfolio into Fannie Mae MBS, which are typically more liquid than whole loans. These mortgage-related securities could be used as collateral in repurchase or other lending arrangements or as collateral for loans under our Treasury credit facility. Despite these enhancements to our systems, we do not have the capability to securitize all of the single-family whole loans in our unencumbered mortgage portfolio. See “Risk Management—Operational Risk Management” for a description of the limitations of, and risks associated with, our systems. Moreover, other mortgage investments we hold, such as multifamily whole loans and reverse mortgage loans, are generally illiquid and therefore currently cannot be relied upon to use as collateral for lending arrangements.

We believe that the amount of mortgage-related securities that we could successfully borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-

related securities we hold. Due to the large size of our portfolio of mortgage-related securities and current market conditions, it is unlikely that there would be sufficient market demand for large amounts of these securities over a prolonged period of time, particularly during a liquidity crisis, which could limit our ability to borrow against these securities. To the extent that we would be able to obtain funding by pledging mortgage-related securities as collateral, we anticipate that a “haircut” would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this “haircut” would result in proceeds significantly lower than the current market value of these assets and would thereby reduce the amount of financing we can obtain. In addition, our primary source of collateral is Fannie Mae MBS that we have issued. In the event of a liquidity crisis in which the future of our company is uncertain, counterparties may be unwilling to accept Fannie Mae MBS as collateral and therefore we may not be able to borrow against these securities in sufficient amounts to meet our liquidity needs.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent on our credit ratings from the major ratings organizations. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. Factors that influence our credit ratings include our status as a GSE, Treasury’s funding commitment under the senior preferred stock purchase agreement, the rating agencies’ assessment of the general operating and regulatory environment, our relative position in the market, our financial condition, our reputation, our liquidity position, the level and volatility of our earnings, and our corporate governance and risk management policies. Management maintains an active dialogue with the major ratings organizations.

Our senior unsecured debt (both long-term and short-term), benchmark subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch. During 2008, the rating of our senior unsecured debt remained constant, but the ratings of our subordinated debt and preferred stock, as well as our bank financial strength rating, deteriorated significantly. There have been no changes in our credit ratings from December 31, 2008 to August 1, 2009. Table 32 below presents the credit ratings issued by each of these rating agencies as of August 1, 2009.

Table 32:  Fannie Mae Credit Ratings

As of August 1, 2009
Standard &
	Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable (for Long Term Senior Debt and Subordinated Debt)	Stable (for all ratings)	Stable (for AAA rated Long Term Issue Default Rating)

We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount, the market value of the exposure, or both. See “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments and Hedging Activities” for additional information on collateral we are required to provide to our derivatives counterparties in the event of downgrades in our credit ratings.

Cash Flows

Six Months Ended June 30, 2009.  Cash and cash equivalents of $28.2 billion as of June 30, 2009 increased by $10.3 billion from December 31, 2008. Net cash generated from investing activities totaled $84.0 billion, resulting primarily from proceeds received from the sale of available-for-sale securities. These net cash inflows were partially offset by net cash outflows used in operating activities of $67.5 billion, largely attributable to our purchases of loans held for sale due to a significant increase in whole loan conduit activity, and net cash outflows used in financing activities of $6.2 billion. The net cash used in financing activities was attributable to the redemption of a significant amount of short-term debt, which was partially offset by the issuance of long-term debt in excess of amounts redeemed and the funds received from Treasury under the senior preferred stock purchase agreement.

Six Months Ended June 30, 2008.  Cash and cash equivalents of $13.5 billion as of June 30, 2008 increased by $9.6 billion from December 31, 2007. Net cash generated from operating activities totaled $29.9 billion, resulting primarily from the proceeds from maturities or sales of our short-term investments, which are classified as trading securities. We also generated net cash from financing activities of $3.7 billion, reflecting the proceeds from the issuance of common and preferred stock, which was partially offset by the redemption of a significant amount of long-term debt as interest rates fell during the period. Net cash used in investing activities was $24.1 billion, attributable to our purchases of available-for-sale securities and loans held for investment.

Capital Management

Regulatory Capital

On October 9, 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We continue to submit capital reports to FHFA during the conservatorship and FHFA continues to closely monitor our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA has indicated it will report them on its website. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship.

Pursuant to its authority under the Regulatory Reform Act, FHFA has announced that it will be revising our minimum capital and risk-based capital requirements.

Table 33 displays our core capital and our statutory minimum capital requirement as of June 30, 2009 and December 31, 2008. The amounts for June 30, 2009 are our estimates as submitted to FHFA.

Table 33:  Regulatory Capital Measures

	As of
	June 30,	December 31,
	2009(1)	2008(1)
	(Dollars in millions)

Core capital(2)	$(38,480)	$(8,641)
Statutory minimum capital requirement(3)	33,878	33,552

Deficit of core capital over statutory minimum capital requirement	$(72,358)	$(42,193)

Deficit of core capital percentage over statutory minimum capital requirement	(213.6)%	(125.8)%

(1)	Amounts as of June 30, 2009 represent estimates that have been submitted to FHFA. Amounts as of December 31, 2008 are as published by FHFA on its website. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

The reduction in our core capital during the first half of 2009 was attributable to the net loss we incurred during the period. See “Consolidated Results of Operations” for factors that affected our results of operations for the six months ended June 30, 2009. The senior preferred stock is not included in core capital due to its cumulative dividend provision.

Capital Activity

Following our entry into conservatorship, FHFA advised us to focus our capital management efforts on managing to a positive net worth, which is represented as the “total deficit” line item on our consolidated balance sheet. See “Executive Summary—Our Business Objectives and Strategy” for a discussion of other objectives that may conflict with this goal of managing to a positive net worth. Our total deficit decreased by $4.6 billion during the six months ended June 30, 2009, to a total deficit of $10.6 billion as of June 30, 2009. The decrease in our total deficit was primarily attributable to the receipt of funds from Treasury under the senior preferred stock purchase agreement as described in “Equity Funding” above, unrealized gains on available-for-sale securities and a reduction in our accumulated deficit to reverse a portion of our deferred tax asset valuation allowance in conjunction with our April 1, 2009 adoption of the new accounting guidance for assessing other-than-temporary impairment, partially offset by the net loss we incurred during the period. See “Consolidated Results of Operations” for a discussion of the factors that affected our results of operations for the six months ended June 30, 2009.

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

The senior preferred stock purchase agreement contains covenants that significantly restrict our business activities. These covenants include prohibitions on the following activities unless we have prior written consent from Treasury: the issuance of additional equity securities (except in limited instances); the payment of dividends or other distributions on our equity securities (other than the senior preferred stock or the warrant); the issuance of subordinated debt; and the issuance of debt securities in excess of a specified limit. As a result, unless we obtain Treasury’s approval, we can no longer obtain additional equity financing (other than pursuant to the senior preferred stock purchase agreement) and we are limited in the amount and type of debt financing we may obtain. For a more detailed description of these covenants, please see “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” in our First Quarter 2009 Form 10-Q and “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements” in our 2008 Form 10-K.

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

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. As conservator and under our charter, FHFA also has authority to declare and approve dividends on the senior preferred stock. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. A dividend of $409 million was declared by the conservator and paid by us on June 30, 2009, for the period from but not including April 1, 2009 through and including June 30, 2009.

When Treasury provides the additional funds that FHFA requested on our behalf, the aggregate liquidation preference of our senior preferred stock will total $45.9 billion and the annualized dividend on the senior preferred stock will be $4.6 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, we request additional funds from Treasury under the senior preferred stock purchase agreement.

Subordinated Debt

We had $7.4 billion in outstanding qualifying subordinated debt as of June 30, 2009. As of June 30, 2009, our core capital was below 125% of our critical capital requirement. The terms of these securities state that, under these circumstances, we will defer interest payments on these securities. FHFA has directed us, however, to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

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

Fannie Mae MBS Transactions and Other Financial Guarantees

Although we hold some Fannie Mae MBS in our mortgage portfolio, most outstanding Fannie Mae MBS are held by third parties and therefore not reflected in our consolidated balance sheets. Table 34 summarizes the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of June 30, 2009 and December 31, 2008.

Table 34:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(1)	$2,627,382	$2,546,217
Less: Fannie Mae MBS held in portfolio(2)	(234,632)	(228,949)

Fannie Mae MBS held by third parties and other guarantees	$2,392,750	$2,317,268

(1)	Includes $26.1 billion and $27.8 billion in unpaid principal balance of other guarantees as of June 30, 2009 and December 31, 2008, respectively. Excludes $151.5 billion and $65.3 billion in unpaid principal balance of consolidated Fannie Mae MBS as of June 30, 2009 and December 31, 2008, respectively.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in the condensed consolidated balance sheets.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and our other financial guarantees is significantly higher than the carrying amount of the guaranty obligations and reserve for guaranty losses that are reflected in the consolidated balance sheets. In the case of outstanding and unconsolidated Fannie Mae MBS held by third parties, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying these Fannie Mae MBS, which totaled $2.4 trillion and $2.3 trillion as of June 30, 2009 and December 31, 2008, respectively. In the case of the other financial guarantees that we provide, our maximum potential exposure arising from these guarantees is primarily represented by the unpaid principal balance of the underlying bonds and loans, which totaled $26.1 billion and $27.8 billion as of June 30, 2009 and December 31, 2008, respectively.

For additional information on our securitization transactions, see “Notes to Condensed Consolidated Financial Statements—Note 3, Consolidations,” “Notes to Condensed Consolidated Financial Statements—Note 7, Portfolio Securitizations” and “Notes to Condensed Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing.” For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Partnership Investment Interests

The carrying value of our partnership investments, which primarily include investments in LIHTC investments as well as investments in other affordable rental and for-sale housing partnerships, totaled $8.3 billion as of June 30, 2009, compared with $9.3 billion as of December 31, 2008. For additional information regarding our holdings in off-balance sheet limited partnerships, see “Notes to Condensed Consolidated Financial Statements—Note 3, Consolidations.”

Elimination of QSPEs and Changes in the FIN 46R Consolidation Model

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). These two new accounting statements eliminate the concept of QSPEs and amend the accounting for transfers of financial assets and the consolidation guidance related to variable interest entities (“VIEs”). As a result, the consolidation exemption for QSPEs under FIN 46R has been removed and all former QSPEs must be evaluated for consolidation in accordance with the provisions of SFAS 167. SFAS 167 amends the method of analyzing which party to a VIE should consolidate the VIE. Calendar year-end companies must adopt the statements as of January 1, 2010. Accordingly, we intend to adopt these new accounting statements effective January 1, 2010.

The adoption of this new accounting guidance will have a major impact on our consolidated financial statements. Because the concept of a QSPE is eliminated, our existing QSPEs will be subject to the new consolidation guidance. We currently expect to consolidate the substantial majority of our existing MBS trusts and record the underlying loans in these trusts as assets on our balance sheet. The outstanding unpaid principal balance of our MBS trusts was approximately $2.8 trillion as of June 30, 2009. The consolidation of these MBS trusts onto our balance sheet will significantly increase the amount of total assets of $911 billion and total liabilities of $922 billion recorded in our condensed consolidated balance sheet as of June 30, 2009. In addition, consolidation of these MBS trusts will have a material impact on our statements of operations and cash flows, including a significant increase in our interest income, interest expense and cash flows from investing and financing activities.

We continue to evaluate the impact of the adoption of this new accounting guidance, including the impact on our net worth and capital. We also are in the process of making major operational and system changes to implement these new standards by the effective date. We provide more detailed information on the impact of these new standards on our accounting and financial statements in “Notes to Condensed Consolidated Statements—Note 2, Summary of Significant Accounting Policies.” See “Risk Management—Operational Risk Management” for additional information on the system changes we are making to implement these new accounting standards and the operational risks associated with these changes. Also refer to “Part II—Item 1A—Risk Factors.”

RISK MANAGEMENT

Our businesses expose us to the following four major categories of risks: credit risk, market risk, operational risk and liquidity risk. Effective management of risks is an integral part of our business and critical to our safety and soundness. Our risk governance framework is intended to provide the basis for the principles that govern our risk management activities. Our Enterprise Risk Management organization, previously referred to as our Enterprise Risk Office, is responsible for establishing our overall risk governance structure and providing independent evaluation and oversight of our risk management activities. Our risk management activities encompass policies and control processes that serve four primary objectives: risk identification, risk assessment, risk mitigation and control, and reporting and monitoring.

During the second quarter of 2009, we appointed a new Chief Risk Officer and made some organizational changes to our risk governance structure to better align the risk oversight function to risk within each of our business units. These changes include integration of the market risk and market risk oversight functions within the Enterprise Risk Management organization, which is intended to eliminate redundancy in functional responsibilities. In addition, our Enterprise Risk Management organization has designated divisional chief risk officers for each business unit. These divisional chief risk officers are responsible for oversight and approvals of all risks within their respective business unit, including credit risk, market risk, operational risk and risk policy and reporting.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. The deterioration in the mortgage and credit markets and severe economic downturn have resulted in a significant increase in our exposure to mortgage and institutional counterparty credit risk.

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets. Our strategy in managing mortgage credit risk consists of four primary components: (1) acquisition policy and standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans and foreclosure prevention; and (4) REO loss management. These strategies, which we discuss in detail in our 2008 Form 10-K in “Part II—Item 7—MD&A —Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

In evaluating our mortgage credit risk, we closely monitor changes in housing and economic conditions and the impact of those changes on the credit risk profile of our mortgage credit book of business. The credit risk profile of our mortgage credit book of business is influenced by, among other things, the credit profile of the borrower, features of the loan and the loan product type, the type of property securing the loan and the housing market and general economy. We focus our efforts more aggressively on loans that we believe pose a higher risk of default, such as loans with high mark-to-market LTV ratios, loans to borrowers with lower FICO credit scores and certain higher risk loan product categories, including Alt-A and subprime loans.

Recent Developments

We regularly review and provide updates to our underwriting and eligibility guidelines based on our assessment of default risk due to changes in market conditions. During the second quarter of 2009, we made a number of policy changes, particularly with regard to the verification and documentation of borrower and property information. These policy changes are intended to reduce the potential for mortgage fraud and promote the borrower’s ability to sustain long-term homeownership. In addition, as part of our ongoing efforts to improve the credit quality of loans that we acquire and to capture additional mortgage-related data required by FHFA, we announced that, effective March 1, 2010, we will require submission of electronic appraisal reports.

As part of our public mission, we have been implementing several recently announced strategies that are intended to help in the housing recovery. These strategies involve efforts to promote liquidity and housing affordability, to expand our foreclosure prevention efforts and to set market standards. In March 2009, we announced our participation in the Obama Administration’s Making Home Affordable Program with the launching of two new programs—Home Affordable Refinance and Home Affordable Modification. These programs are designed to expand the eligibility criteria to allow more borrowers to refinance or modify their mortgage to a more affordable monthly payment or a more stable product. Our loan servicers have been directed to delay foreclosure sales from occurring on our loans until they verify that the borrower is ineligible for a Home Affordable Modification and other foreclosure prevention alternatives have been exhausted. During the second quarter of 2009, we announced several updates to these programs that clarify the eligibility criteria and provide more detailed information to assist lenders in executing these programs and ensure that the programs reach as many eligible borrowers as possible. We also have broadened the eligibility criteria under the Home Affordable Refinance Program from a maximum allowable LTV ratio of 105% to a maximum of 125%; placed a 2% cap on the cumulative loan level price adjustments and adverse market delivery charge we apply as part of our pricing structure for Refi Plus initiatives; and eased the restrictions on the type of credit enhancement our existing loans are subject to in order to allow more of these loans to qualify for refinancing.

Mortgage Credit Book of Business

Table 35 displays the composition of our entire mortgage credit book of business as of June 30, 2009 and December 31, 2008. Our single-family mortgage credit book of business accounted for approximately 93% of our entire mortgage credit book of business as of both June 30, 2009 and December 31, 2008.

Table 35:  Composition of Mortgage Credit Book of Business

	As of June 30, 2009
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$254,743	$51,173	$120,150	$644	$374,893	$51,817
Fannie Mae MBS(7)	232,325	1,905	387	15	232,712	1,920
Agency mortgage-related
securities(7)(8)	39,061	1,438	—	21	39,061	1,459
Mortgage revenue bonds(7)	2,879	2,316	7,800	2,024	10,679	4,340
Other mortgage-related securities(7)(9)	51,708	1,875	25,769	23	77,477	1,898

Total mortgage portfolio	580,716	58,707	154,106	2,727	734,822	61,434
Fannie Mae MBS held by third
parties(10)	2,313,101	12,383	40,443	706	2,353,544	13,089
Other credit guarantees(11)	8,853	—	17,236	28	26,089	28

Mortgage credit book of business	$2,902,670	$71,090	$211,785	$3,461	$3,114,455	$74,551

Guaranty book of business	$2,809,022	$65,461	$178,216	$1,393	$2,987,238	$66,854

	As of December 31, 2008
	Single-Family(1)		Multifamily(2)		Total
	Conventional(3)	Government(4)	Conventional(3)	Government(4)	Conventional(3)	Government(4)
	(Dollars in millions)

Mortgage portfolio:(5)
Mortgage loans(6)	$268,253	$43,799	$116,742	$699	$384,995	$44,498
Fannie Mae MBS(7)	226,654	1,850	376	69	227,030	1,919
Agency mortgage-related securities(7)(8)	33,320	1,559	—	22	33,320	1,581
Mortgage revenue bonds(7)	2,951	2,480	7,938	2,078	10,889	4,558
Other mortgage-related securities(7)(9)	55,597	1,960	25,825	24	81,422	1,984

Total mortgage portfolio	586,775	51,648	150,881	2,892	737,656	54,540
Fannie Mae MBS held by third parties(10)	2,238,257	13,117	37,298	787	2,275,555	13,904
Other credit guarantees(11)	10,464	—	17,311	34	27,775	34

Mortgage credit book of business	$2,835,496	$64,765	$205,490	$3,713	$3,040,986	$68,478

Guaranty book of business	$2,743,628	$58,766	$171,727	$1,589	$2,915,355	$60,355

(1)	The amounts reported above reflect our total single-family mortgage credit book of business. Of these amounts, the portion of our single-family mortgage credit book of business for which we have access to detailed loan-level information represented approximately 95% and 96% of our total conventional single-family mortgage credit book of business as of June 30, 2009 and December 31, 2008, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our conventional single-family mortgage credit book of business. The remaining portion of our conventional single-family mortgage credit book of business consists of Freddie Mac securities, Ginnie Mae securities, private-label mortgage-related securities, Fannie Mae MBS backed by private-label mortgage-related securities, housing-related municipal revenue bonds, other single-family government related loans and securities, and credit enhancements that we provide on single-family mortgage assets.

See “Consolidated Balance Sheet Analysis—Trading and Available-For-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for additional information on our private-label mortgage securities.

(2)	The amounts reported above reflect our total multifamily mortgage credit book of business. Of these amounts, the portion of our multifamily mortgage credit book of business for which we have access to detailed loan-level information represented approximately 83% and 82% of our total multifamily mortgage credit book of business as of June 30, 2009 and December 31, 2008, respectively. Unless otherwise noted, the credit statistics we provide in the discussion that follows relate only to this specific portion of our multifamily mortgage credit book of business.

(3)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(4)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(5)	Mortgage portfolio data is reported based on unpaid principal balance.

(6)	Includes unpaid principal balance totaling $152.1 billion and $65.8 billion as of June 30, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as loans.

(7)	Includes unpaid principal balance totaling $12.2 billion and $13.3 billion as of June 30, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in these mortgage-related securities being accounted for as securities.

(8)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae. As of June 30, 2009, we held mortgage-related securities issued by Freddie Mac with both a carrying value and a fair value of $40.1 billion, which exceeded 10% of our stockholders’ equity as of June 30, 2009.

(9)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(10)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(11)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Table 36 presents our conventional single-family business volumes for the first and second quarters of 2009 and for the six months ended June 30, 2009 and 2008, and our conventional single-family mortgage credit book of business as of June 30, 2009 and December 31, 2008, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our loans.

Table 36:	Risk Characteristics of Conventional Single-Family Business Volume and Mortgage Credit Book of Business(1)

	Percent of Conventional
	Single-Family Business Volume(2)
			For the		Percent of Conventional
	For the		Six Months		Single-Family
	Three Months		Ended		Book of Business(3)
	Ended		June 30,		As of
	June 30,	March 31,			June 30,	December 31,
	2009	2009	2009	2008	2009	2008

Original LTV ratio:(4)
<= 60%	36%	30%	33%	22%	23%	22%
60.01% to 70%	18	18	18	17	16	16
70.01% to 80%	39	42	40	38	42	43
80.01% to 90%(5)	5	7	6	11	9	9
90.01% to 100%(5)	2	3	3	12	10	10
Greater than 100%(5)	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%

Weighted average	65%	67%	66%	72%	72%	72%
Average loan amount	$214,413	$218,185	$215,999	$207,593	$150,966	$148,824

	Percent of Conventional
	Single-Family Business Volume(2)
			For the		Percent of Conventional
	For the		Six Months		Single-Family
	Three Months		Ended		Book of Business(3)
	Ended		June 30,		As of
	June 30,	March 31,			June 30,	December 31,
	2009	2009	2009	2008	2009	2008

Estimated mark-to-market LTV ratio:(6)
<= 60%					31%	36%
60.01% to 70%					13	13
70.01% to 80%					18	17
80.01% to 90%					14	14
90.01% to 100%					10	8
Greater than 100%					14	12

Total					100%	100%

Weighted average					74%	70%
Product type:
Fixed-rate:(7)
Long-term	83%	86%	84%	75%	75%	74%
Intermediate-term	15	13	14	13	13	13
Interest-only	—	—	—	2	3	3

Total fixed-rate	98	99	98	90	91	90

Adjustable-rate:
Interest-only	1	—	1	5	4	5
Negative-amortizing	—	—	—	—	1	1
Other ARMs	1	1	1	5	4	4

Total adjustable-rate	2	1	2	10	9	10

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	99%	99%	99%	97%	96%	96%
2-4 units	1	1	1	3	4	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	93%	93%	93%	90%	91%	91%
Condo/Co-op	7	7	7	10	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	94%	94%	94%	90%	90%	90%
Second/vacation home	4	4	4	5	4	4
Investor	2	2	2	5	6	6

Total	100%	100%	100%	100%	100%	100%

	Percent of Conventional
	Single-Family Business Volume(2)
			For the		Percent of Conventional
	For the		Six Months		Single-Family
	Three Months		Ended		Book of Business(3)
	Ended		June 30,		As of
	June 30,	March 31,			June 30,	December 31,
	2009	2009	2009	2008	2009	2008

FICO credit score:
< 620	—%	—%	—%	3%	4%	5%
620 to < 660	1	2	2	7	9	9
660 to < 700	6	7	6	16	17	17
700 to < 740	17	17	17	22	22	23
>= 740	76	74	75	52	47	45
Not available	—	—	—	—	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average	763	761	762	733	727	724
Loan purpose:
Purchase	16%	16%	16%	34%	37%	41%
Cash-out refinance	30	31	30	34	32	32
Other refinance	54	53	54	32	31	27

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(8)
Midwest	17%	19%	18%	16%	16%	16%
Northeast	19	17	18	18	19	19
Southeast	20	21	20	24	24	25
Southwest	15	16	16	16	16	16
West	29	27	28	26	25	24

Total	100%	100%	100%	100%	100%	100%

Origination year:
<=1999					2%	2%
2000					—	—
2001					1	2
2002					5	5
2003					16	18
2004					9	10
2005					12	13
2006					12	14
2007					17	20
2008					14	16
2009					12	—

Total					100%	100%

(1)	As noted in Table 35 above, we generally have access to detailed loan-level statistics only on conventional single-family mortgage loans held in our portfolio and backing Fannie Mae MBS. We typically obtain the data for the statistics presented in this table from the sellers or servicers of the mortgage loans and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. We reflect second lien loans in the original LTV ratio calculation only when we own both the first and second mortgage liens or we only own the second mortgage lien. Second lien mortgage loans represented less than 0.5% of our conventional single-family business volume for each of the three months ended June 30, 2009 and 2008, and less than 0.5% of our single-family mortgage credit book of business as of June 30, 2009 and December 31, 2008. Second lien loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original loan-to-value ratio generally is based on the appraised property value reported to us at the time of acquisition of the loan and the original unpaid principal balance of the loan. Excludes loans for which this information is not readily available.

(5)	We purchase loans with original loan-to-value ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under the Home Affordable Refinance Program, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that has a LTV ratio over 80%.

(6)	The aggregate estimated mark-to-market loan-to-value ratio is based on the estimated current value of the property, calculated using an internal valuation model that estimates periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Excludes loans for which this information is not readily available.

(7)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(8)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit risk profile summary.  We experienced a significant increase in refinancing volume during the first six months of 2009 relative to the first six months of 2008, largely due to the decline in mortgage interest rates to record lows. The composition of our new business continues to reflect an overall improvement in credit quality due in large part to changes made in underwriting and eligibility criteria that became effective during 2008 and early 2009. These changes have resulted in our discontinuance of the purchase of newly originated Alt-A loans, an increase in the percentage of loans with higher FICO credit scores, a decrease in the percentage of loans with higher original LTV ratios, and a shift in product type to more traditional, fully amortizing fixed-rate mortgage loans. Despite improvements in the credit risk profile of our new business, we expect that we will continue to experience significant credit losses due to the extreme pressures on the housing market and the severe economic downturn. Also, if mortgage interest rates remain low, we expect our refinancing activity will remain high during the second half of 2009.

As a result of the prolonged decline in home prices, we are experiencing an increase in the overall estimated weighted average mark-to-market LTV ratio of our conventional single-family mortgage credit book of business to 74% as of June 30, 2009, from 70% as of December 31, 2008. The portion of our conventional single-family mortgage credit book of business with an estimated mark-to-market LTV ratio greater than 100% increased to 14% as of June 30, 2009, from 12% as of the end of 2008. If home prices continue to decline, more loans will have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

We provide information below on our exposure to Alt-A and subprime loans. We have classified mortgage loans as Alt-A if the lender that delivered the mortgage loan to us had classified the loan as Alt-A based on documentation or other features. We have classified mortgage loans as subprime if the mortgage loan was originated by a lender specializing in subprime business or by subprime divisions of large lenders. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. We also provide information on our jumbo-conforming mortgage product, high balance loans and reverse mortgages.

Table 37:  Exposure to Selected Mortgage Product Features

			Percent of Conventional
			Single-Family
	Outstanding		Mortgage Credit
	Unpaid Principal Balance		Book of Business
	As of		As of
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	(Dollars in millions)

Product type:
Alt-A loans(1)	$269,290	$292,355	9.8%	10.7%
Subprime loans(2)	7,918	8,415	0.3	0.3
Jumbo-conforming and high-balance loans(3)	35,986	19,653	1.3	0.7

(1)	Consists of Alt-A mortgage loans held in our portfolio or backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by Alt-A mortgage loans.

(2)	Consists of subprime mortgage loans held in our portfolio or backing Fannie Mae MBS, excluding resecuritized private-label mortgage-related securities backed by subprime mortgage loans.

(3)	Refers to high-balance loans we acquired pursuant to the Economic Stimulus Act of 2008, HERA and the American Recovery and Reinvestment Act of 2009, which together, among other things, increased our conforming loan limits in certain high-cost areas above our standard conforming loan limit. The standard conforming loan limit for a one-unit property was $417,000 in 2009 and 2008. See “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” of our 2008 Form 10-K for additional information on our loan limits.

The outstanding unpaid principal balance of reverse mortgages included in our mortgage portfolio was $49.0 billion and $41.6 billion as of June 30, 2009 and December 31, 2008, respectively. The majority of these loans are Home Equity Conversion Mortgages (“HECM”), a type of reverse mortgage product that has been in existence since 1989 and accounts for approximately 90% of the total market share of reverse mortgages. Our market share was approximately 90% of the total market of reverse mortgages as of December 31, 2008. Because HECMs are insured by the federal government through the Federal Housing Administration, we have limited exposure to losses on these loans.

As a result of our decision to discontinue the purchase of newly originated Alt-A loans effective January 1, 2009, we expect our acquisitions of Alt-A mortgage loans to be minimal in future periods. We currently are not acquiring mortgages that are classified as subprime. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A loans and certain other higher risk loan categories. These loans, in particular our Alt-A loans, have accounted for a disproportionate share of our credit losses relative to the share of these loans as a percentage of our single-family guaranty book of business. We provide additional information on our investments in Alt-A and subprime private-label mortgage-related securities, including other-than-temporary impairment losses recognized on these investments, in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities.”

Problem Loan Management and Foreclosure Prevention

We generally define single-family problem loans as loans that have been identified as being at imminent risk of payment default; early stage delinquent loans that are either 30 days or 60 days past due; and seriously delinquent loans, which generally are loans that are three or more monthly payments past due or in the foreclosure process.

Our problem loan management strategies are intended to keep borrowers in their homes and minimize foreclosures, which furthers our public mission and may also help in reducing our long-term credit losses. We have been working with our servicers to ensure the guidelines of the Home Affordable Modification Program are understood and properly implemented. For loans that do not qualify for the Home Affordable Modification Program, borrowers may be considered for other workout solutions.

In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures and provide metrics that are useful in evaluating the performance of our loan workout activities.

Problem Loan Statistics

•	Early Stage Delinquency

The prolonged deterioration in the housing market, as evidenced by the decline in home prices, and the sharp rise in unemployment, have caused an increase since June 2008 in the number of delinquencies that are less than three monthly payments past due and a potential increase in the number of loans at imminent risk of payment default. The following table displays the delinquency status of conventional single-family loans in our single-family guaranty book of business as of June 30, 2009, December 31, 2008 and June 30, 2008.

Table 38:  Delinquency Status of Conventional Single-Family Loans

	As of
	June 30,	December 31,	June 30,
	2009	2008	2008

Delinquency status:(1)
30 to 59 days delinquent	2.39%	2.52%	2.05%
60 to 89 days delinquent	0.96	1.00	0.62
Seriously delinquent(2)	3.94	2.42	1.36

(1)	Calculated based on the number of conventional single-family loans that are delinquent divided by the number of loans in our conventional single-family guaranty book of business. We include conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate.

(2)	Includes conventional single-family loans that are three or more monthly payments past due and loans that have been referred to foreclosure but not yet foreclosed upon.

•	Serious Delinquency

We classify single family loans as seriously delinquent when a borrower is three or more monthly payments past due or the loan has been referred to foreclosure but not yet foreclosed upon. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. Table 39 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of June 30, 2009, December 31, 2008 and June 30, 2008 for conventional single-family loans in our single-family guaranty book of business. Table 39 also provides a comparison of the serious delinquency rates for multifamily by loans with and without credit enhancement.

Table 39:  Serious Delinquency Rates

	June 30, 2009		December 31, 2008		June 30, 2008
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	16%	3.71%	16%	2.44%	16%	1.57%
Northeast	19	3.20	19	1.97	19	1.21
Southeast	24	5.21	25	3.27	25	1.80
Southwest	16	3.07	16	1.98	16	1.08
West	25	3.96	24	2.10	24	0.97

Total conventional single- family loans	100%	3.94%	100%	2.42%	100%	1.36%

Conventional single-family loans:
Credit enhanced	19%	10.25%	21%	6.42%	21%	3.74%
Non-credit enhanced	81	2.47	79	1.40	79	0.74

Total conventional single- family loans	100%	3.94%	100%	2.42%	100%	1.36%

Multifamily loans:
Credit enhanced	90%	0.43%	86%	0.26%	87%	0.09%
Non-credit enhanced	10	1.23	14	0.54	13	0.22

Total multifamily loans	100%	0.51%	100%	0.30%	100%	0.11%

(1)	Calculated based on unpaid principal balance of loans, where we have detailed loan-level information.

(2)	Calculated based on number of loans for single-family and unpaid principal balance for multifamily. We include conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	See footnote 8 to Table 36 for states included in each geographic region.

The serious delinquency rate for our conventional single-family guaranty book of business rose to 3.94% as of June 30, 2009, from 2.42% as of December 31, 2008, and 1.36% as of June 30, 2008. As discussed in “Consolidated Results of Operations—Credit-Related Expenses,” the current economic environment, including the continued weakness in the housing market and rising unemployment, has resulted in an increase in the serious delinquency rates across our single-family guaranty book of business, particularly within the following categories: (1) certain states that are experiencing the most significant home price declines and unemployment rates that generally are near or above the national average and states that have suffered from prolonged, severe economic weakness; (2) certain higher risk loan categories, such as Alt-A and subprime loans; and (3) certain loan vintages. Table 40 below presents the serious delinquency rates as of June 30, 2009, December 31, 2008 and June 30, 2008 for our single-family loans with these risk characteristics and for loans with mark-to-market LTV ratios greater than 100%. Our foreclosure moratorium on occupied single-family properties between the periods of November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009, and our directive to delay foreclosure sales until the loan servicer exhausts other foreclosure prevention alternatives also have contributed to the increase in our serious delinquency rates from June 30, 2008 to June 30, 2009, as these loans are remaining in our single-family guaranty book of business for a longer period of time.

Table 40:  Single-Family Serious Delinquency Rates by Selected Risk Attributes

	As of
	June 30, 2009		December 31, 2008		June 30, 2008
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

States:
Arizona	3%	6.54%	3%	3.41%	3%	1.51%
California	17	4.23	16	2.30	16	1.05
Florida	7	9.71	7	6.14	7	3.21
Nevada	1	9.33	1	4.74	1	2.25
Select Midwest states(3)	11	4.16	11	2.70	12	1.73
All other states	61	2.95	62	1.86	61	1.10
Product type:
Alt-A	10	11.91	11	7.03	12	3.79
Subprime	—	21.75	—	14.29	—	9.08
Vintages:
2006	12	9.05	14	5.11	15	2.79
2007	17	9.22	20	4.70	21	2.01
Estimated mark-to-market LTV ratio:
Greater than 100%	14	16.63	12	10.98	6	7.33

(1)	Reported based on unpaid principal of loans.

(2)	Calculated based on number of seriously delinquent single-family loans within each specified category divided by the total number of single-family loans within the specified category.

(3)	Consists of Illinois, Indiana, Michigan and Ohio.

Also see “Notes to Condensed Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing” for additional information on the serious delinquency rates for these and other risk categories that we monitor and assess in evaluating the credit performance risk of the loans in our guaranty book of business. We expect our single-family serious delinquency rates to continue to increase in 2009 and into 2010 due to the prolonged downturn in the housing market, which has resulted in higher mark-to-market LTV ratios that, in turn, have produced negative home equity for some borrowers, and the economic recession, which has resulted in a sharp increase in unemployment. In addition, we expect our single-family serious delinquency rates to be adversely affected by our requirement that servicers must pursue modification options before proceeding to foreclosure.

The multifamily serious delinquency rate rose to 0.51% as of June 30, 2009, from 0.30% as of December 31, 2008, and 0.11% as of June 30, 2008. The increase in our multifamily seriously delinquent rate is attributable to the economic recession, which initially had a negative impact on smaller borrowers, but more recently has also begun to have a negative impact on larger borrowers. Many of our seriously delinquent multifamily loans are loans we acquired in 2007, which represented approximately 24% of our multifamily guaranty book of business as of June 30, 2009, but accounted for approximately 48% of our seriously delinquent rate. Our 2007 acquisitions, which we acquired during favorable economic conditions, has shown increased stress as a result of the economic recession and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from multifamily investments and refinancing options.

•	Nonperforming Loans

Table 41 presents the unpaid balance of nonperforming single-family and multifamily loans as of June 30, 2009 and December 31, 2008 and other information related to these loans. We classify loans as nonperforming and place them on nonaccrual status when we believe collectability of interest or principal on the loan is not reasonably assured. We generally consider a loan to be nonperforming if it is two or more monthly payments past due. We classify troubled debt restructurings and HomeSaver Advance first-lien loans as nonperforming loans throughout the life of the loan regardless of whether the restructured or first-lien loan returns to a performing status after the workout intervention. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financing difficulty. The increase in the amount of nonperforming loans during the first six months of 2009 reflected the significant increase in our single-family serious delinquency rates during the period due to the prolonged downturn in the housing market, as well as the economic recession.

Table 41:  Nonperforming Single-Family and Multifamily Loans(1)

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

On-balance sheet nonperforming loans:
Nonaccrual loans(2)	$22,449	$17,634
Troubled debt restructurings(3)	3,162	1,931
HomeSaver Advance first-lien loans(4)	1,032	1,121

Total on-balance sheet nonperforming loans	26,643	20,686

Off-balance sheet nonperforming loans:(5)
Off-balance sheet nonperforming loans, excluding HomeSaver Advance first-lien loans(6)	131,343	89,617
HomeSaver Advance first-lien loans(7)	12,978	8,929

Total off-balance sheet nonperforming loans	144,321	98,546

Total nonperforming loans	$170,964	$119,232

Accruing on-balance sheet loans past due 90 days or more(8)	$474	$317

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(9)	$569	$401
Interest income recognized for the period(10)	522	771

(1)	We classify conventional single-family and multifamily loans held in our mortgage portfolio, including delinquent single-family loans purchased from MBS trusts, as nonperforming and place them on nonaccrual status when we believe collectability of principal or interest on the loan is not reasonably assured. We generally conclude that collectability is not reasonably assured when a loan is two payments or more past due. We continue to accrue interest on nonperforming loans that are federally insured or guaranteed by the U.S. government.

(2)	Includes all nonaccrual loans inclusive of troubled debt restructurings and on-balance sheet first-lien loans on nonaccrual status associated with unsecured HomeSaver Advance loans.

(3)	A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financing difficulty. The reported amounts represent troubled debt restructurings that are on accrual status.

(4)	Represents the amount of on-balance sheet first-lien loans on accrual status associated with unsecured HomeSaver Advance loans.

(5)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS trusts held by third parties.

(6)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(7)	Represents all off-balance sheet first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(8)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, including loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller of the loan in the event of a default.

(9)	Forgone interest income represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their contractual terms.

(10)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period.

Management of Problem Loans

In our experience, early intervention for a potential or existing problem is critical to helping borrowers avoid foreclosure and stay in their homes. If a borrower does not make the required payments, we work in partnership with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan management strategy includes payment collection and workout guidelines designed to minimize the number of borrowers who fall behind on their payment obligations and to prevent delinquent borrowers from falling further behind.

We refer to actions taken by servicers with a borrower to resolve the problem of delinquent loan payments as “workouts.” Our problem loan workouts reflect our various types of home retention strategies, including loan modifications, repayment plans, forbearance, and HomeSaver Advance loans. If we are unable to provide a viable home retention option, we provide foreclosure avoidance alternatives that include preforeclosure sales or acceptance of deeds-in-lieu of foreclosure. These foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment, divorce, job change, or medical issues and is therefore no longer able to make the required mortgage payments. We have increasingly relied on these foreclosure alternatives as a growing number of borrowers have been adversely affected by the economic recession.

Our HCD business has further tightened its underwriting standards and implemented more proactive asset management and portfolio monitoring. These efforts are part of our early intervention efforts to address problem multifamily loans and reduce the refinance risk concentrated in multifamily loans maturing in 2012 and 2013.

Problem Loan Workout Metrics

Table 42 provides statistics on our single-family selected problem loan workouts, by type, for the six months ended June 30, 2009 and for the year ended December 31, 2008. These statistics do not include trial modifications under the Home Affordable Modification Program or repayment and forbearance plans that have been initiated but not completed.

Table 42:  Statistics on Single-Family Problem Loan Workouts

	For the		For the
	Six Months Ended		Year Ended
	June 30, 2009		December 31, 2008
	Unpaid		Unpaid
	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications(1)	$5,433	29,130	$5,119	33,388
Repayment plans and forbearances completed(2)	1,511	12,197	936	7,892
HomeSaver Advance first-lien loans(3)	5,078	32,093	11,196	70,967

	$12,022	73,420	$17,251	112,247

Foreclosure alternatives:
Preforeclosure sales	2,997	13,086	2,212	10,355
Deeds in lieu of foreclosure	233	1,245	252	1,341

	$3,230	14,331	$2,464	11,696

Total problem loan workouts	$15,252	87,751	$19,715	123,943

Problem loan workouts as a percent of single-family guaranty book of business(4)	1.06%	0.96%	0.70%	0.68%

(1)	Modifications include troubled debt restructurings, as well as other modifications to the terms of the loan. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to the borrower and is the only form of modification in which we do not expect to collect the full original contractual principal and interest due under the loan. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.

(2)	For the six months ended June 30, 2009, repayment plans reflected only those plans associated with loans that were 60 days or more delinquent. For the year ended December 31, 2008, repayment plans reflected only those plans associated with loans that were 90 days or more delinquent. Had we included repayment plans associated with loans that were 60 days or more delinquent for the year ended December 31, 2008, the unpaid principal balance and number of loans that had repayment plans and forbearances completed would have been $2.8 billion and 22,337 loans, respectively.

(3)	Reflects unpaid principal balance and the number of first-lien loans associated with unsecured HomeSaver Advance loans.

(4)	Calculated based on annualized problem loan workouts during the period as a percent of our single-family guaranty book of business as of the end of the period.

We significantly increased the number of problem loan workouts during the first six months of 2009. In addition, we initiated a significant number of trial modifications under the Home Affordable Modification Program, as well as repayment and forbearance plans, which are scheduled to be completed subsequent to June 30, 2009. It is difficult to predict how many of these trial modifications and initiated plans, which are not reported above, will be completed.

The majority of our recent loan modifications are designed to help distressed borrowers by reducing their monthly principal and interest payment through term extensions, interest rate reductions or a combination of both. Because we did not launch the Home Affordable Modification Program until March 2009, there was limited activity under this program during the first quarter of 2009. The activity under this program increased during the second quarter of 2009; however, there have been only a limited number of completed modifications because the program requires a three or four month trial period to allow the loan servicer to evaluate the borrower’s ability to make the modified loan payment before making the modification effective. Accordingly, our disclosed modification statistics substantially pertain to modifications that were not made under the Home Affordable Modification Program.

The proportion of modifications of single-family delinquent loans that resulted in a term extension or rate reduction increased to approximately 91% during the first six months of 2009, compared with approximately 64% for full year 2008. The proportion of modifications that resulted in an initial lower monthly principal and interest payment for the borrower at the modification effective date increased to approximately 86% during the first six months of 2009, compared with approximately 38% for full year 2008. Approximately 37% of loans modified during 2008, the majority of which resulted in an increase in the borrower’s monthly principal and interest payment, were current or had paid off as of six months following the loan modification date. However, during the fourth quarter of 2008, the majority of our loan modifications resulted in lower monthly principal and interest payments, as we began to increase our foreclosure prevention efforts. Approximately 41% of loans modified during the fourth quarter 2008 were current or had paid off as of six months following the loan modification date. The monthly principal and interest payments on modified loans may vary, and may increase, during the remaining life of the loan. As a result of the substantial decline in home prices, approximately 47% of the modifications that we made during the first six months of 2009 related to loans that had a mark-to-market LTV ratio greater than 100%, compared with 22% for the full year of 2008. Because these modifications generally resulted in economic concessions to the borrower, we expect to collect less than the contractual principal and interest specified in the original loan. Troubled debt restructurings represented approximately 87% and 88% of our modifications during the second and first quarters of 2009, respectively, compared with approximately 82% of our modifications during the fourth quarter of 2008. These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed rate loan and were current at the time of the modification.

We purchased approximately 32,000 unsecured HomeSaver Advance loans during the first six months of 2009. We expect to significantly reduce the number of HomeSaver Advance loans we purchase during the second half of 2009 because all potential loan workouts must first be evaluated against the Home Affordable Modification Program criteria before being considered for other foreclosure prevention and workout alternatives, such as HomeSaver Advance. In comparison, we purchased approximately 71,000 HomeSaver Advance loans during the full year 2008. The average HomeSaver advance during the first six months of 2009 was $7,300, compared with an average advance of approximately $6,500 for loans purchased during 2008. The aggregate unpaid principal balance and carrying value of our HomeSaver Advances were $497 million and $3 million, respectively, as of June 30, 2009, compared with $461 million and $8 million, respectively, as of December 31, 2008. Approximately 27% of the first lien mortgage loans associated with HomeSaver Advance purchased during 2008 were current or had paid off as of six months following the funding date of the unsecured HomeSaver Advance loan.

Our experience indicates that it generally takes at least 18 to 24 months to assess the re-performance of a problem loan that has been resolved through workout alternatives. For example, modifications that result in a reduced monthly payment generally are more sustainable and result in fewer re-defaults. There is significant uncertainty, however, regarding the ultimate long-term success of our current modification efforts because of the pressures on borrowers and household wealth caused by declines in home values, declines in the stock market and rising unemployment due to the prolonged downturn in the housing market and economic recession. We believe that the performance of workouts in 2009 will be highly dependent on economic factors, such as unemployment rates and home prices.

There currently are a significant number of uncertainties associated with the Home Affordable Refinance and Home Affordable Modification Programs, including borrower response rates. Therefore, it is difficult to predict the full extent of our activities under these programs. However, because of the continued increase in the number of loans at risk of foreclosure, we expect to substantially increase our loan workout activity through the remainder of 2009 and into 2010, as part of our goal of preventing foreclosures and helping borrowers stay in their homes.

REO Management

Foreclosure and REO activity affects the level of credit losses. Table 43 compares our foreclosure activity, by region, for the six months ended June 30, 2009 and 2008. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 43:  Single-Family and Multifamily Foreclosed Properties

	For the
	Six Months Ended
	June 30,
	2009	2008

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	63,538	33,729
Acquisitions by geographic area:(2)
Midwest	14,626	15,265
Northeast	2,948	2,916
Southeast	14,480	11,347
Southwest	12,711	8,377
West	12,704	6,166

Total properties acquired through foreclosure	57,469	44,071
Dispositions of REO	(58,392)	(23,627)

End of period inventory of single-family foreclosed properties (REO)(1)	62,615	54,173

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$6,002	$5,808

Single-family foreclosure rate(4)	0.63%	0.48%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	49	20

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$192	$85

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 8 to Table 36 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on annualized total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family mortgage credit book of business as of the end of each respective period.

Our annualized single-family foreclosure rate increased to 0.63% for the first six months of 2009, from 0.48% for the first six months of 2008. Our single-family foreclosure rate was 0.52% for full year 2008. Despite the increase in our foreclosure rate during the first six months of 2009, foreclosure levels during this period were less than what they otherwise would have been because of our foreclosure moratorium and directive to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a Home Affordable Modification and all other foreclosure prevention alternatives have been exhausted. However, the economic recession and rise in unemployment rates, as well as the decline in home prices on a national basis, have resulted in an increase in the percentage of our mortgage loans that transition from delinquent to foreclosure status and a significant reduction in the values of our foreclosed single-family properties. Although we have expanded our loan workout initiatives to keep borrowers in their homes, we expect our foreclosures to increase in 2009 and into 2010 as a result of the adverse impact that the economic recession and sharp rise in unemployment has had and is expected to have on the financial condition of borrowers.

Our multifamily foreclosed property inventory increased by 20 properties during the first six months of 2009, to 49 properties as of June 30, 2009 from 29 properties as of December 31, 2008. This increase reflects the continuing stress on our multifamily guaranty book of business due to the economic recession and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from these investments and refinancing options.

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

We have exposure primarily to the following types of institutional counterparties:

•	mortgage servicers that service the loans we hold in our investment portfolio or that back our Fannie Mae MBS;

•	third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio or that back our Fannie Mae MBS, including mortgage insurers, financial guarantors and lenders with risk sharing arrangements;

•	custodial depository institutions that hold principal and interest payments for Fannie Mae portfolio loans and MBS certificateholders, as well as collateral posted by derivatives counterparties, repurchase transaction counterparties and mortgage originators or servicers;

•	issuers of securities held in our cash and other investments portfolio;

•	derivatives counterparties;

•	mortgage originators and investors;

•	debt security and mortgage dealers; and

•	document custodians.

We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We also have significant concentrations of credit risk with particular counterparties. Many of our institutional counterparties provide several types of services for us. For example, many of our lender customers or their affiliates act as mortgage servicers, derivatives counterparties, custodial depository institutions and document custodians on our behalf.

Unfavorable financial market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of many of our institutional counterparties, which has significantly increased the risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons. Although we believe that recent government actions to provide liquidity and other support to specified financial market participants has initially helped and may continue to help improve the financial condition and liquidity position of a number of our institutional counterparties, there can be no assurance that these actions will continue to be effective or will be sufficient. As described in “Part II—Item 1A—Risk Factors,” the financial difficulties that our institutional counterparties are experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us.

In the event of a bankruptcy or receivership of one of our mortgage servicers, custodial depository institutions or document custodians, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets causing a decline in value of these assets. Due to the current environment, we may be unable to recover on outstanding loan repurchase and reimbursement obligations resulting from breaches of seller representations and warranties. We could experience further losses relating to the securities in our cash and other investments portfolio. In addition, if we are unable to replace a defaulting counterparty that performs services that are critical to our business with another counterparty, it could materially adversely affect our ability to conduct our operations.

We took a number of steps in 2008 to mitigate our potential loss exposure to our institutional counterparties. Our 2008 Form 10-K provides additional information on the risk mitigation steps we have taken in “Part II—

Item 7—MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.” We are continually evaluating the effectiveness of these actions and additional steps we might take to mitigate our potential loss exposure further.

In June 2009, the Obama Administration announced a comprehensive financial regulatory reform plan that proposes significantly altering the current regulatory framework applicable to the financial services industry. If these proposals are implemented, it will result in increased supervision and more comprehensive regulation of our counterparties in this industry, which may have a significant impact on our counterparty credit risk. See “Legislative and Regulatory Matters—Obama Administration Financial Regulatory Reform Plan and Congressional Hearing” for more information about these proposals.

Mortgage Servicers

Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 81% of our single-family mortgage credit book of business as of both June 30, 2009 and December 31, 2008. Our largest mortgage servicer is Bank of America Corporation, which, together with its affiliates, serviced approximately 27% of our single-family mortgage credit book of business as of both June 30, 2009 and December 31, 2008. In addition, we had three other mortgage servicers, Wells Fargo Bank, CitiMortgage and JP Morgan, that, with their affiliates, each serviced over 10% of our single-family mortgage credit book of business as of June 30, 2009.

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

If a significant mortgage servicer counterparty is placed into conservatorship or taken over by the Federal Deposit Insurance Corporation (“FDIC”), and its mortgage servicing obligations are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur credit losses associated with loan delinquencies, as well as penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage servicer. In addition, we likely would be forced to incur the costs and potential increases in servicing fees necessary to replace the defaulting mortgage servicer. Also, because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

We could also be required to absorb losses on defaulted loans that a failed servicer is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. For example, in 2008, IndyMac Bank, F.S.B., one of our single-family mortgage servicers, was closed by the Office of Thrift Supervision, and the FDIC became its conservator. In March 2009, in connection with the FDIC’s sale of the IndyMac servicing rights related to our servicing portfolio to another mortgage servicer, we reached a settlement with the FDIC. In exchange for a payment, we agreed to waive enforcement against the FDIC and the buyer of certain of our repurchase and indemnity rights. The payment we received in the settlement with the FDIC was significantly less than the amount for which we filed a claim in the IndyMac Bank receivership for existing and projected future losses related to repurchases.

In addition, if we decide to replace a mortgage servicer due to our assessment of its financial condition or for other reasons, we could incur costs and potential increases in servicing fees and could also face operational risks associated with the transfer.

Our mortgage servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, if it is determined that the mortgage loan did not meet our requirements. Beginning in 2008, there has been a substantial increase in the amount of repurchase and reimbursement requests that we have made to our mortgage servicers, a significant number of which remain outstanding. The amount of these outstanding repurchase and reimbursement requests has continued to increase significantly in the first six months of 2009. The amount of our outstanding repurchase and reimbursement requests is increasing primarily due to increases in the number of our delinquent and defaulted mortgage loans, which has resulted in a corresponding increase in the number of these mortgage loans that we review for compliance with our requirements. In addition, mortgage insurers have significantly increased the number of mortgage loans for which they have rescinded coverage. In these cases, we require the servicer to repurchase the loan or indemnify us against loss resulting from the rescission of mortgage insurance coverage.

We expect the amount of our outstanding repurchase and reimbursement requests to remain high in 2009 and into 2010. We continue to work with our mortgage servicers to fulfill these outstanding repurchase and reimbursement requests; however, as the volume of servicer repurchases and reimbursements increases, the risk increases that affected servicers will not be able to meet the terms of their repurchase and reimbursement obligations. If a significant servicer counterparty, or a number of servicer counterparties, failed to fulfill their repurchase and reimbursement obligations to us, it could result in a substantial increase in our credit losses and have a material adverse effect on our results of operations and financial condition.

We also are exposed to the risk that a mortgage servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud.

Mortgage Insurers

We use several types of credit enhancement to manage our mortgage credit risk, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $112.5 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2009, which represented approximately 4% of our single-family guaranty book of business as of June 30, 2009. Primary mortgage insurance represented $104.1 billion of this total, and pool mortgage insurance was $8.4 billion. We had total mortgage insurance coverage risk in force of $118.7 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2008, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2008. Primary mortgage insurance represented $109.0 billion of this total, and pool mortgage insurance was $9.7 billion.

We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.3 billion for the six months ended June 30, 2009 and $1.8 billion for the year ended December 31, 2008. We had outstanding receivables from mortgage insurers of $1.4 billion as of June 30, 2009 and $1.1 billion as of December 31, 2008, related to amounts claimed on insured, defaulted loans that we have not yet received.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and condition of many mortgage insurers. Since January 1, 2009, Standard & Poor’s, Fitch and Moody’s have downgraded, in some cases more than once, the insurer financial strength ratings of each of our top eight mortgage insurer counterparties that continues to be rated. As a result of the downgrades, our mortgage insurer counterparties’ current insurer financial strength ratings are below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer.

Table 44 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of June 30, 2009, as well as the insurer financial strength ratings of each of these counterparties as of July 27, 2009. These mortgage insurers provided 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of June 30, 2009.

Table 44:  Mortgage Insurance Coverage

	As of June 30, 2009			As of July 27, 2009
	Maximum Coverage(2)			Insurer Financial Strength Ratings
Counterparty:(1)	Primary	Pool	Total	Moody’s	S&P	Fitch
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$24,639	$2,396	$27,035	Ba2	BB	BBB-
Radian Guaranty, Inc.	16,152	809	16,961	Ba3	BB-	NR
Genworth Mortgage Insurance Corporation	16,411	420	16,831	Baa2	BBB+	NR
PMI Mortgage Insurance Co.	14,317	1,593	15,910	Ba3	BB-	NR
United Guaranty Residential Insurance Company	15,273	269	15,542	A3	BBB+	BBB
Republic Mortgage Insurance Company	11,416	1,610	13,026	Baa2	A-	BBB
Triad Guaranty Insurance Corporation(3)	3,763	1,283	5,046	NR	NR	NR
CMG Mortgage Insurance Company(4)	2,029	—	2,029	NR	BBB+	A+

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	In June 2008, we suspended Triad Guaranty Insurance Corporation as a qualified Fannie Mae mortgage insurer for loans not closed prior to July 15, 2008. In April 2009, Triad’s regulator issued an order under which claims will be paid 60% in cash and 40% by the creation of a deferred payment obligation, as discussed below.

(4)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. A number of our mortgage insurers have publicly disclosed that they may exceed the state-imposed risk-to-capital limits under which they operate some time during 2009 and they may not have access to sufficient capital to continue to write new business in accordance with state regulatory requirements. In addition, many mortgage insurers have been exploring and continue to explore capital raising opportunities with little success. If mortgage insurers are not able to raise capital and exceed their risk-to-capital limits, they will likely be forced into run-off or receivership. A mortgage insurer that is in run-off continues to collect premiums and pay claims on its existing insurance business, but no longer writes new insurance. This would increase the risk that the mortgage insurer will fail to reimburse us for claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. In addition, if we are no longer willing or able to conduct business with one or more of our mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry.

In July 2009, Mortgage Guaranty Insurance Corporation (“MGIC”), our largest mortgage insurer counterparty, announced that its regulator had approved a restructuring plan under which MGIC would contribute up to $1 billion to MGIC Indemnity Corporation (“MIC”), a wholly-owned subsidiary, in order to enable MIC to write new mortgage guaranty insurance beginning in January 2010. Generally, the plan provided for MGIC to make an initial capital contribution of $500 million to MIC in July 2009 and an additional $500 million contribution to MIC in January 2011. Under the plan, MGIC would have continued to write new business in each jurisdiction in which it currently operates until such time as MIC could begin operations there. MGIC’s plan required additional regulatory and GSE approvals before it could take effect. On August 3, 2009, MGIC announced that: it had delayed the date on which it plans to make its first contribution of capital to MIC; it expects that the amount of capital to be contributed to MIC by MGIC will be reduced; and, as part of obtaining GSE approval of MIC, it is possible that MIC would write new business only in states where MGIC does not meet regulatory capital requirements and MGIC would continue to write new business in the remaining states. As of August 5, 2009, we have not approved MIC as a qualified mortgage insurer, but we remain in discussions with MGIC. Any capital contribution by MGIC to a subsidiary would result in less liquidity available to MGIC to pay claims on its existing book of business, resulting in an increased risk that MGIC might not pay its claims in full in the future.

In June 2008, Triad Guaranty Insurance Corporation announced it would cease issuing commitments in July 2008 for new mortgage insurance and would run-off its existing business. In April 2009, Triad received an order from its regulator that changes the way it will pay all policyholder claims. Under the order, unless the order is subsequently rescinded or modified by the regulator, all valid claims under Triad’s mortgage guaranty insurance policies will be paid 60% in cash and 40% by the creation of a deferred payment obligation. Triad began paying claims through this combination of cash and deferred payment obligations in June 2009. When, and if, Triad’s financial position permits, Triad’s regulator will allow Triad to begin paying its deferred payment obligations and/or increase the amount of cash Triad pays on claims. Because it is uncertain that these claims will be paid in full and based on our assessment that we have incurred probable losses as a result of Triad’s claims deferral program, we have established a loss reserve of $293 million associated with Triad’s claims deferral program.

From time to time, we may enter into negotiated transactions with mortgage insurer counterparties pursuant to which we agree to cancellation of insurance coverage in exchange for a cancellation fee. For example, in July 2009, we agreed to cancel mortgage guaranty insurance coverage provided by a mortgage insurer counterparty on a number of mortgage pools in exchange for a termination fee that represented an acceleration of, and discount on, claims expected to be paid pursuant to the coverage.

If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is significantly downgraded, it could result in a significant increase in our loss reserves. Except for Triad’s claims deferral program discussed above, our mortgage insurer counterparties have continued to pay claims owed to us. As noted above, our mortgage insurer counterparties have significantly increased the number of mortgage loans for which they have rescinded coverage. In these cases, we require the servicer to repurchase the loan or indemnify us against loss resulting from the rescission of mortgage insurance coverage.

Our analysis of the financial condition of our mortgage insurer counterparties also could result in a significant increase in the fair value of our guaranty obligation. As our internal credit ratings of our mortgage insurer counterparties decreases, we reduce the amount of benefits we expect to receive from the insurance they provide, which in turn increases the fair value of our guaranty obligation. A portion of the increase in the fair value of our guaranty obligation in the first six months of 2009 was attributable to downgrades in our internal credit ratings of our mortgage insurer counterparties.

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

Except for Triad, which ceased issuing commitments for mortgage insurance in July 2008, as of August 5, 2009, our mortgage insurer counterparties remain qualified to conduct business with us. However, based on our evaluation of them, we may impose additional terms and conditions of approval on some of our mortgage insurers, including: limiting the volume and types of loans they may insure for us; requiring them to obtain our consent prior to providing risk sharing arrangements with mortgage lenders; and requiring them to meet certain financial conditions, such as maintaining a minimum level of policyholders’ surplus, a maximum risk-to-capital ratio, a maximum combined ratio, parental or other capital support agreements and limitations on the types and volumes of certain assets that may be considered as liquid assets.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower FICO credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high loan-to-value ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with loan-to-value ratios over 80% at the time of purchase. Approximately 22% of our conventional single-family business volume for 2008 consisted of loans with a loan-to-value ratio higher than 80% at the time of purchase. For the first six months of 2009, these loans accounted for 9% our single-family business volume.

In connection with the Home Affordable Refinance Program, we are generally able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these loans with loan-to-value ratios above 80% may have no mortgage insurance or less insurance than we would otherwise require for a loan not originated under this program.

Financial Guarantors

We were the beneficiary of financial guarantees totaling approximately $9.8 billion and $10.2 billion as of June 30, 2009 and December 31, 2008, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees obtained from Freddie Mac, the federal government and its agencies that totaled approximately $49.6 billion and $43.5 billion as of June 30, 2009 and December 31, 2008, respectively.

Eight of our nine financial guarantors had their financial strength ratings downgraded in the first six months of 2009. These ratings downgrades have resulted in reduced liquidity and prices for our securities for which we have obtained financial guarantees. These ratings downgrades also imply an increased risk that these financial guarantors will fail to fulfill their obligations to reimburse us for claims under their guaranty contracts. Although none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts, based on the stressed financial condition of our financial guarantor counterparties, we do not believe that our financial guarantor counterparties will fully meet their obligations to us in the future.

From time to time, we may enter into negotiated transactions with financial guarantor counterparties pursuant to which we agree to cancellation of their guaranty in exchange for a cancellation fee. For example, in July 2009, we accepted an offer from one of our financial guarantor counterparties to cancel its guarantee of one bond in exchange for a payment representing a small fraction of the guaranteed amount.

As described in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Other-than-temporary Impairment of Investment Securities” of our 2008 Form 10-K, we consider the financial strength of our financial guarantors in assessing our securities for other-than-temporary impairment. For the quarter ended June 30, 2009, we recognized other-than-temporary impairments of $9 million related to securities for which we had obtained financial guarantees. We continue to monitor the effects that our financial guarantor counterparties’ financial condition and downgrades in their insurer financial strength ratings may have on the value of the securities in our investment portfolio. Further downgrades in the ratings of our financial guarantor counterparties could result in a reduction in the fair value of, and additional other-than-temporary impairments on, the securities they guarantee. See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-

Related Securities” for more information on our investments in private-label mortgage-related securities and municipal bonds.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $20.8 billion as of June 30, 2009 and $24.2 billion as of December 31, 2008. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $28.0 billion and $27.2 billion as of June 30, 2009 and December 31, 2008, respectively.

Unfavorable market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) decreased to 45% as of June 30, 2009 from 50% as of December 31, 2008. The percentage of these recourse obligations to lender counterparties rated below investment grade increased to 20% as of June 30, 2009, from 13% as of December 31, 2008. The remaining 35% and 36% of these recourse obligations were to lender counterparties that were not rated by rating agencies as of June 30, 2009 and December 31, 2008, respectively. Given the stressed financial condition of many of our lenders with risk sharing, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations. In addition, in September 2008 we began requiring that single-family lenders taking on recourse obligations to us have a minimum credit rating of AA- or provide us with equivalent credit enhancement.

Unfavorable conditions in the multifamily mortgage market potentially could result in growing losses for both us and our lender partners. Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large sophisticated banks to smaller independent multifamily lenders. Several of our DUS lenders and their parent companies have come under stress due to overall market conditions. Given the recourse nature of the DUS program, these lenders are bound by higher eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral with us to support a portion of the lenders’ loss sharing obligations. To help ensure the level of risk that is being taken with these lenders remains appropriate, we actively monitor the financial condition of these lenders.

Custodial Depository Institutions

A total of $68.5 billion and $28.8 billion in deposits for single-family payments were received and held by 289 and 298 institutions in the months of June 2009 and December 2008, respectively. Of these total deposits, 95% and 96% were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch as of June 30, 2009 and December 31, 2008, respectively. Our ten largest custodial depository institutions held 92% and 93% of these deposits as of June 30, 2009 and December 31, 2008, respectively.

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

In October 2008, the FDIC published an interim rule announcing changes to its deposit insurance rules that govern how funds in accounts maintained by a custodial depository, consisting of principal and interest payments made by a borrower, are insured. Pursuant to the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”), the rule also temporarily increased the amount of deposit insurance available from

$100,000 to $250,000 per depositor through December 31, 2009. In May 2009, the Helping Families Save Their Homes Act extended this temporary increase in the FDIC’s standard maximum deposit insurance amount through December 31, 2013. Under the FDIC rule implemented in October 2008, borrower principal and interest payments are not aggregated with any other accounts owned by the borrower for the purpose of determining the full amount of deposit insurance coverage. The FDIC’s rule also provided that the FDIC would insure on a per-mortgagor basis for principal and interest payments held in mortgage servicing accounts. These rule changes substantially lowered our counterparty exposure relating to principal and interest payments held on our behalf in custodial depository accounts.

Issuers of Securities Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, asset-backed securities, corporate debt securities, and other non-mortgage related securities. See “Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Planning” for more detailed information on our cash and other investments portfolio. Our counterparty risk is primarily with the issuers of unsecured corporate debt and financial institutions with short-term deposits.

Our cash and other investments portfolio, which totaled $69.8 billion and $93.0 billion as of June 30, 2009 and December 31, 2008, respectively, included $45.7 billion and $56.7 billion, respectively, of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions. Of these unsecured amounts, approximately 95% and 93% as of June 30, 2009 and December 31, 2008, respectively, were with issuers who had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s and Fitch ratings.

Due to adverse financial market conditions, substantially all of the issuers of non-mortgage related securities in our cash and other investments portfolio have experienced financial difficulties, ratings downgrades and/or liquidity constraints, which have significantly reduced, and may cause further reduction in, the market value and liquidity of these investments. We no longer purchase and intend to either continue to sell these non-mortgage-related securities from time to time as market conditions permit or allow them to mature, depending on which alternative we believe will deliver a better economic return.

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

We present our credit loss exposure for our outstanding risk management derivative contracts, by counterparty credit rating, as of June 30, 2009 and December 31, 2008 in “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments and Hedging Activities.” We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

We also manage our exposure to derivatives counterparties by requiring collateral in specified instances. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Cash collateral posted to us prior to July 10, 2009 and non-cash collateral posted to us is held and monitored daily by a third-party custodian. Beginning July 10, 2009, cash collateral posted to us is held and monitored by us. We analyze credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes. In the case of a bankruptcy filing by an interest rate or foreign currency derivative counterparty or other default by the counterparty under the derivative contract, we would have the right to terminate all outstanding derivative contracts with that counterparty and we may retain collateral previously posted by that counterparty to the extent that we are in a net gain position on the termination date.

Our net credit exposure on derivatives contracts increased to $219 million as of June 30, 2009, from $207 million as of December 31, 2008. To reduce our credit risk concentration, we seek to diversify our derivative contracts among different counterparties. Since the majority of our derivative transactions netted by counterparty are in a net loss position, our risk exposure is smaller and more concentrated than in recent years. For the second quarter of 2009, we had exposure to only four interest-rate and foreign currency derivatives counterparties in a net gain position. Approximately $97.8 million, or 45%, of our net derivatives exposure as of June 30, 2009 was with two interest-rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The two remaining interest-rate and foreign currency derivative counterparties accounted for $58.0 million, or 26%, of our net derivatives exposure as of June 30, 2009, and were rated A or better by Standard & Poor’s and A1 or better by Moody’s. Of the $63.3 million of net exposure in other derivatives as of June 30, 2009, approximately 94% consisted of mortgage insurance contracts.

The concentration of our derivatives exposure among our interest rate and foreign currency derivatives counterparties has increased since 2008, and may increase with further industry consolidation. Current adverse conditions in the financial markets also may result in further ratings downgrades of our derivatives counterparties that may cause us to cease entering into new arrangements with those counterparties or that may result in more limited interest from derivatives counterparties in entering into new transactions with us, either of which would further increase the concentration of our business with our remaining derivatives counterparties and could adversely affect our ability to manage our interest rate risk. The increasing concentration of our derivatives counterparties may require us to rebalance our derivatives contracts among different counterparties. We had outstanding interest rate and foreign currency derivative transactions with 17 counterparties as of June 30, 2009 and 19 counterparties as of December 31, 2008. Derivatives transactions with 9 of our counterparties accounted for approximately 94% of our total outstanding notional amount as of June 30, 2009, with each of these counterparties accounting for between approximately 5% and 24% of the total outstanding notional amount. In addition to the 17 counterparties with whom we had outstanding notional amounts as of June 30, 2009, we had master netting agreements with 2 additional counterparties with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future. See “Part II—Item 1A—Risk Factors” for a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

As a result of current adverse financial market conditions, we may experience further losses relating to our derivative contracts. In addition, if a derivative counterparty were to default on payments due under a derivative contract, we could be required to acquire a replacement derivative from a different counterparty at a higher cost. Alternatively, we could be unable to find a suitable replacement, which could adversely affect our ability to manage our interest rate risk. See “Interest Rate Risk Management and Other Market Risks” for information on the outstanding notional amount of our risk management derivative contracts as of June 30, 2009 and December 31, 2008 and for a discussion of how we use derivatives to manage our interest rate risk.

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

We regularly disclose two interest rate risk metrics that estimate our overall interest rate exposure: (i) fair value sensitivity to changes in interest rate levels and the slope of the yield curve and (ii) duration gap. The metrics used to measure our interest rate exposure are generated using internal models that require numerous assumptions. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. When market conditions change rapidly and dramatically, as they did during the financial market crisis, the assumptions that we use in our models to measure our interest rate exposure may not keep pace with changing conditions. For example, the tightening of credit and underwriting standards and decline in home prices have reduced refinancing options and have generally caused mortgage prepayment models based on historical data to overestimate the responsiveness, or rate, of mortgage refinancings, particularly for credit-impaired borrowers or borrowers with limited or no equity in their home. Accordingly, we believe that the existing prepayment models used to generate our interest rate risk disclosures reflect a higher level of responsiveness to changes in mortgage rates for our Alt-A and subprime private-label mortgage-related securities than we believe is reasonable given current market conditions. As a result, beginning in December 2008, we have relied on adjusted interest rate risk metrics that exclude the sensitivity associated with our Alt-A and subprime private-label mortgage-related securities to manage our interest rate risk.

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

Table 45 presents, by derivative instrument type, our risk management derivative activity for the six months ended June 30, 2009, along with the stated maturities of derivatives outstanding as of June 30, 2009.

Table 45:  Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
		Receive-		Foreign	Pay-	Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis(4)	Currency(5)	Fixed	Fixed	Rate Caps	Other(6)	Total
	(Dollars in millions)

Notional balance as of
December 31, 2008	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	177,444	184,638	2,565	324	13,850	6,700	2,500	13	388,034
Terminations(7)	(73,913)	(63,917)	(4,925)	(546)	(7,000)	(15,580)	—	(92)	(165,973)

Notional balance as of June 30, 2009	$650,447	$571,802	$22,200	$1,430	$86,350	$84,680	$3,000	$748	$1,420,657

Future maturities of notional amounts: (8)
Less than 1 year	$74,746	$57,986	$18,700	$327	$2,700	$—	$—	$—	$154,459
1 year to 5 years	306,920	309,968	2,265	—	42,000	—	3,000	466	664,619
5 years to 10 years	232,913	188,624	—	403	19,150	23,695	—	282	465,067
Over 10 years	35,868	15,224	1,235	700	22,500	60,985	—	—	136,512

Total	$650,447	$571,802	$22,200	$1,430	$86,350	$84,680	$3,000	$748	$1,420,657

Weighted-average interest rate as of June 30, 2009:
Pay rate	3.92%	0.83%	0.57%	—	5.66%	—	—	—
Receive rate	0.83%	3.71%	0.78%	—	—	4.37%	—	—
Other	—	—	—	—	—	—	3.70%	—
Weighted-average interest rate as of December 31, 2008:
Pay rate	4.66%	2.54%	2.68%	—	5.88%	—	—	—
Receive rate	2.79%	4.24%	0.77%	—	—	4.38%	—	—
Other	—	—	—	—	—	—	5.84%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $1.7 billion as of June 30, 2009 and December 31, 2008.

(3)	Notional amounts include swaps callable by derivatives counterparties of $25 million and $10.4 billion as of June 30, 2009 and December 31, 2008, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $885 million and $925 million as of June 30, 2009 and December 31, 2008, respectively.

(5)	Exchange rate adjustments to revalue foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Beginning in the second quarter of 2009, exchange rate adjustments for foreign currency swaps that are added or terminated during the period are reflected in the respective categories. Terminations include foreign currency exchange rate gains of $158 million and $102 million for the three and six months ended June 30, 2009, respectively. Additions for the first quarter of 2009 were not reclassified from terminations.

(6)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(7)	Includes matured, called, exercised, assigned and terminated amounts.

(8)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives increased by $222.1 billion during the first six months of 2009, to $1.4 trillion as of June 30, 2009. This increase was attributable to the regular rebalancing activities that we engage in as part of our overall interest rate risk management strategy, as well as transactions we entered into to reduce our overall derivatives counterparty risk exposure.

Interest Rate Risk Metrics

Below we present two metrics that provide useful estimates of our interest rate exposure: (i) fair value sensitivity of net portfolio to changes in interest rate levels and slope of yield curve and (ii) duration gap. We also provide additional information that may be useful in evaluating our interest rate exposure. Our fair value sensitivity and duration gap metrics are based on our net portfolio defined above and are calculated using internal models that require numerous assumptions, such as interest rates and future prepayments of principal over the remaining life of our mortgage assets. These assumptions are derived based on the characteristics of the underlying structure of the securities and historical prepayment rates experienced at specified interest rate levels, taking into account current market conditions, the current mortgage rates of our existing outstanding loans, loan age and other factors.

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

The daily average adverse impact from a 50 basis point change in interest rates and from a 25 basis point change in the slope of the yield curve, adjusted to exclude the interest rate sensitivities of our Alt-A and subprime private-label securities, was $(0.5) billion and $(0.2) billion, respectively, for the month of June 2009, compared with $(1.1) billion for a 50 basis point change in interest rates and $(0.3) billion for a 25 basis point change in the slope of the yield curve for the month of December 2008. The unadjusted daily average adverse impact from a 50 basis point change in interest rates and from a 25 basis point change in the slope of the yield curve was $(0.8) billion and $(0.2) billion, respectively, for June 2009, compared with $(1.0) billion and $(0.2) billion, respectively, for December 2008.

The sensitivity measures presented in Table 46 below, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the fair value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter based on values used for financial reporting; and (3) the monthly disclosure shows the most adverse pre-tax impact on the fair value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 46:  Fair Value Sensitivity of Net Portfolio to Changes in Level and Slope of Yield Curve(1)

	As of June 30, 2009		As of December 31, 2008
	Without PLS(2)(4)	With PLS(3)(4)	Without PLS(2)(4)(5)	With PLS(3)(4)(5)
	(Dollars in billions)

Rate level shock:
−100 basis points	$(1.4)	$(0.1)	$(2.8)	$(0.4)
−50 basis points	(0.6)	—	(1.0)	0.1
+50 basis points	—	(0.5)	(0.7)	(1.6)
+100 basis points	(0.3)	(1.1)	(1.6)	(3.3)
Rate slope shock:
−25 basis points	(0.2)	(0.2)	(0.5)	(0.4)
+25 basis points	0.2	0.2	0.4	0.3

(1)	Computed based on changes in LIBOR swap rates.

(2)	Calculated excluding the sensitivities of our Alt-A and subprime private-label mortgage-related investment securities to changes in interest rates.

(3)	Calculated including the interest rate sensitivities for our Alt-A and subprime private-label mortgage-related investment securities generated by our existing internal models.

(4)	Amounts include the sensitivities of our LIHTC partnership investments.

(5)	Amounts include the sensitivities of our preferred stock.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios, to the estimated cash flows of our liabilities. A positive duration indicates that the duration of our assets exceeds the duration of our liabilities. Table 47 below presents our monthly effective duration gap, excluding and including the interest rate sensitivities of our Alt-A and subprime private-label securities, for December 2008 and for each of the first six months of 2009. For comparative purposes, we present the historical average daily duration for the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index, for the same months. As indicated in Table 47 below, the duration of the mortgage index as calculated by Barclays Capital is both higher and more volatile than our duration gap, which is attributable to several factors, including the following:

(1)	We use duration hedges, including longer term debt and interest rate swaps, to reduce the duration of our net portfolio.

(2)	We use option-based hedges, including callable debt and interest rate swaptions, to reduce the convexity or the duration changes of our net portfolio as interest rates move.

(3)	We take rebalancing actions to adjust our net portfolio position in response to movements in interest rates.

(4)	Our mortgage portfolio includes not only 30-year fixed rate mortgage assets, but also other mortgage assets that typically have a shorter duration, such as adjustable-rate mortgage loans, and mortgage assets that generally have a somewhat longer duration, such as multifamily loans and CMBS.

(5) The models used by Barclays Capital and Fannie Mae to estimate durations are different.

Table 47:  Duration Gap

			Barclays Capital
	Fannie Mae	Fannie Mae	30-Year Fannie Mae
	Effective	Effective	Mortgage Index
	Duration Gap	Duration Gap	Option Adjusted
Month	without PLS(1)	with PLS	Duration(2)
	(In months)

December 2008	(1)	1	21
January 2009	0	2	13
February 2009	1	3	30
March 2009	(2)	1	26
April 2009	(1)	2	23
May 2009	1	3	30
June 2009	1	2	41

(1)	Calculated excluding the sensitivities of our Alt-A and subprime private-label mortgage-related investment securities to changes in interest rates.

(2)	Reflects average daily option-adjusted duration, expressed in months, based on the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index obtained from Barclays Capital Live.

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

Other Interest Rate Risk Information

The above interest rate risk measures exclude the impact of changes in the fair value of our net guaranty assets resulting from changes in interest rates. As previously noted, we exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments that result from changes in interest rates. We provide additional interest rate sensitivities below in Table 48, including separate disclosure of the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments as of June 30, 2009 and December 31, 2008, from the same hypothetical changes in the level of interest rates as presented above in Table 48. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.

Table 48:  Interest Rate Sensitivity of Financial Instruments(1)

	As of June 30, 2009
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Interest Rates (in basis points)
	Fair Value	−100	−50	+50	+100
	(Dollars in millions)

Trading financial instruments	$82,400	$1,566	$857	$(941)	$(1,941)
Guaranty assets and guaranty obligations, net(2)	(133,205)	7,520	3,593	(3,321)	(5,347)
Other financial instruments, net(3)	(76,988)	(1,368)	(629)	295	457

	As of December 31, 2008
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Interest Rates (in basis points)
	Fair Value	−100	−50	+50	+100
	(Dollars in millions)

Trading financial instruments	$90,806	$1,425	$758	$(962)	$(1,983)
Guaranty assets and guaranty obligations, net(2)	(90,992)	11,934	5,620	(6,739)	(7,603)
Other financial instruments, net(3)	(131,881)	(1,589)	(445)	(893)	(1,829)

(1)	Excludes some instruments that we believe have interest rate risk exposure, such as LIHTC partnership assets and preferred stock. However, we include the interest rate sensitivities of LIHTC partnership assets in calculating the fair value sensitivities of our net portfolio to changes in the level and slope of the yield curve and in calculating our duration gap.

(2)	Consists of the net of “Guaranty assets” and “Guaranty obligations” reported in our condensed consolidated balance sheets. In addition, includes certain amounts that have been reclassified from “Mortgage loans” reported in our condensed consolidated balance sheets to reflect how the risk of the interest rate and credit risk components of these loans is managed by our business segments.

(3)	Consists of the net of all other financial instruments reported in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

The interest rate sensitivity of our financial instruments generally decreased as of June 30, 2009 from December 31, 2008. Both our guaranty assets and our guaranty obligations generally increase in fair value when interest rates increase and decrease in fair value when interest rates decline. Changes in the combined sensitivity of the guaranty asset and obligation over this period were largely driven by the significant increase in the fair value of our guaranty obligations.

Operational Risk Management

Operational risk is defined as the risk of loss resulting from inadequately designed or failed execution of internal processes, people or systems, or from external events. Given this broad definition, operational risk can manifest itself in many ways, including accounting or operational errors, business disruptions, fraud, human errors, technological failures and other operational challenges. Similar to other large and complex institutions, we rely upon business processes that are highly dependent on people, technology and the use of numerous complex systems and business models to manage our business and produce books and records upon which our financial statements are prepared. Moreover, these systems and models are required to operate efficiently in an environment where extremely large volumes of data are processed on a daily basis and in which changes to our core processes are frequently necessary to respond to changing external conditions. We have made a number of changes in our structure, business focus and operations during the past year, as well as changes to our risk management processes, to keep pace with the changing external conditions. These changes, in turn, have necessitated modifications to or development of new business models, processes, systems, policies, standards and controls.

Our operational risk management framework includes policies, tools and operational standards designed to identify, assess, mitigate, control, report and monitor operational risks across the company with the goal of identifying and mitigating systemic operational risks. However, individual operational risk events and process failures do occur, and limitations in our systems exist, which individually or in the aggregate could result in financial losses or damage to our business and reputation. For example, we are working to correct the design of our controls for certain inputs to models used in measuring expected cash flows for the other-than-temporary impairment assessment process for private-label mortgage-related securities. As another example, in July 2009, we announced that we had identified and were in the process of reviewing an issue affecting calculated prepayment speeds for certain single-family Fannie Mae MBS pools that were formed with loans previously purchased by us and held in our portfolio for future pooling and securitization. In some cases, full or partial principal prepayments made on these loans in the month prior to the month of MBS issuance were included in the principal balance of the MBS pools on their respective issue dates. The inadvertent inclusion of those prepayments affected the calculated prepayment speeds for these pools. On July 28, 2009, we announced completion of our review and published a list of pooled-from-portfolio pools issued between February 1 and June 1, 2009 that were affected. We are continuing to take steps to modify our pooling process, technology and procedures with the goal of preventing this issue in the future.

Also, as discussed in “Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the FIN 46R Consolidation Model,” we are in the process of making major operational and system changes to implement the new consolidation accounting rules, which will result in consolidating on our balance sheet the substantial majority of our outstanding MBS, effective January 1, 2010. As a result, we expect to reflect approximately 18 million loans on our consolidated balance sheet, compared with approximately 2 million loans as of June 30, 2009. We have devoted significant effort to this project, which involves several divisions within our company, hundreds of employees and contractors and a tremendous amount of work across our company. We expect the operational and system changes we are making to implement these new accounting rules will have a substantial impact on our overall internal control environment. Based on our current assessment, we believe that we will be able to implement these new accounting rules by the January 1, 2010 effective date. However, because of the magnitude and complexity of the operational and system changes that we are making and the limited amount of time to complete and test our systems development, unexpected developments could preclude us from implementing all of the necessary system changes and internal control processes by the effective date.

See “Part II—Item 1A—Risk Factors” for additional information on the risks associated with the implementation of these new accounting rules.

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations. We identify and discuss the expected impact on our consolidated financial statements of recently issued or proposed accounting pronouncements in “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.” Also see “Off-Balance Sheet Arrangements and Variable Interest Entities” for additional discussion of the significant impact on our financial statements of the recently issued accounting guidance that eliminates the concept of QSPEs and changes the FIN 46R consolidation model.

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

Among the forward-looking statements in this report are statements relating to:

•	Our pursuit of our mission creating conflicts in strategic and day-to-day decision-making that could hamper achievement of some or all of our objectives;

•	Our belief that our financial results are likely to suffer, at least in the short term, as we expand our efforts to assist the mortgage market, thereby increasing the amount of funds that Treasury is required to provide to us and further limiting our ability to return to long-term profitability;

•	The likelihood that concentrating our efforts on keeping people in their homes and preventing foreclosures while continuing to be active in the secondary mortgage market, rather than concentrating solely on returning to long-term profitability, will contribute, at least in the short term, to additional financial losses and declines in our net worth;

•	The likelihood that continuing deterioration in the housing and mortgage markets, along with the continuing deterioration in our book of business and the costs associated with our efforts to assist the mortgage market pursuant to our mission, will increase the amount of funds that Treasury is required to provide to us;

•	The possibility that if the Making Home Affordable Program is successful in reducing foreclosures and keeping borrowers in their homes, it may benefit the overall housing market and help in reducing our long-term credit losses;

•	Our expectation that, due to current trends in the housing and financial markets, we will have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement;

•	Our expectation that our senior preferred stock dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 and our effective inability to pay down draws under the senior preferred stock purchase agreement, will have an adverse impact on our future financial position and net worth;

•	Our belief that the most significant factor that will affect the number of borrowers refinancing under the Home Affordable Refinance Program is mortgage rates;

•	The likelihood that the number of borrowers who refinance under the Home Affordable Refinance Program will also be constrained by a number of other factors, including lack of borrower awareness, lack of borrower action to initiate a refinancing, and borrower ineligibility;

•	Our expectation that increased activity will occur under the Home Affordable Modification Program in the coming months as servicers gain experience with the program, borrower awareness grows, and new updates aimed at expanding the program’s reach are implemented;

•	Our expectations that modifications under the Home Affordable Modification Program of loans we own or guarantee will adversely affect our financial condition and results of operations;

•	Our expectation that we will incur significant additional operational expenses associated with the Making Home Affordable Program;

•	The likelihood that the Making Home Affordable Program will have a material adverse effect on our business, results of operations and financial condition, including our net worth;

•	Our expectation that adverse conditions in the financial markets will continue through 2009, and that adverse market dynamics and certain of our activities undertaken, pursuant to our mission, to stabilize and support the housing and mortgage markets will continue to negatively affect our credit results, financial condition and performance through the remainder of 2009 and into 2010;

•	Our expectation that there will be further home price declines and rising default and severity rates, all of which may worsen if unemployment rates continue to increase and if the U.S. continues to experience a broad-based economic recession;

•	Our expectation that there will be further increases in the level of foreclosures and single-family delinquency rates in 2009 and into 2010, as well as in the level of multifamily defaults and loss severity;

•	Our expectation that growth in residential mortgage debt outstanding will be flat in 2009 and 2010;

•	Our expectation that home prices will decline another 7% to 12% on a national basis in 2009, and 20% to 30% on a national basis peak-to-trough (with significant regional variation in home price decline percentages), based on our home price index, and that future home price declines will be on the lower end of our estimated ranges;

•	Our expectation that our credit losses and our credit loss ratio in 2009 will exceed our credit losses and our credit loss ratio in 2008 by a significant amount;

•	Our expectation that our SOP 03-3 fair value losses will significantly increase in 2009 as we increase the number of loans we repurchase from MBS trusts in order to modify them, particularly as more servicers participate in the Home Affordable Modification Program;

•	Our expectation that our credit-related expenses will be higher in 2009 than they were in 2008;

•	Our expectation that we will continue to have losses as our guaranty book of business continues to deteriorate and as we continue to incur ongoing costs in our efforts to keep people in homes and provide liquidity to the mortgage market pursuant to our mission;

•	Our expectation that we will not operate profitably in the foreseeable future;

•	The possibility that future activities that our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help borrowers pursuant to our mission may adversely affect our business, results of operations, financial condition, liquidity and net worth;

•	Our belief that additional GSE reform legislation is likely to be introduced in the future;

•	Our belief that FHFA’s interim final rule on the review of new products and activities could have an adverse impact on our ability to develop and introduce new products and activities to the marketplace that may be beneficial to our business and customers;

•	Our expectation that, for the foreseeable future, the earnings of the company, if any, will not be sufficient to pay the dividends on the senior preferred stock;

•	Our expectation that we will experience high levels of period-to-period volatility in our results of operations and financial condition, principally due to changes in market conditions that result in periodic fluctuations in our earnings as a result of changes in the estimated fair value of financial instruments that we mark-to-market;

•	Our belief that the performance of the underlying collateral for the Alt-A and subprime securities that we have not impaired will still allow us to recover our initial investment, although at significantly lower yields than what is being required currently by new investors;

•	Our current expectation that our debt funding needs will generally decline in future periods;

•	Our belief that changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations;

•	The possibility that demand for our debt securities could decline if the government does not extend or replace the Treasury credit facility and the Federal Reserve’s agency debt and MBS purchase programs, or for other reasons;

•	Our belief that we may be unable to find sufficient alternative sources of liquidity for a 90-day period, particularly after the expiration of the Treasury credit facility on December 31, 2009;

•	The possibility that we could use our unencumbered mortgage assets in our mortgage portfolio as a source of liquidity in the event our access to the unsecured debt market becomes impaired, by using these assets as collateral for secured borrowing;

•	Our expectations that we will consolidate the substantial majority of our existing off-balance sheet MBS trusts and record the underlying loans in these trusts as assets on our balance sheet upon our adoption of new accounting guidance effective January 1, 2010;

•	Our belief that recent government actions to provide liquidity and other support to specified financial market participants may continue to help improve the financial condition and liquidity position of a number of our institutional counterparties;

•	The possibility that the financial difficulties that a number of our institutional counterparties, including mortgage insurers and mortgage servicers, are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us;

•	The possibility that a default by a counterparty with significant obligations to us could result in significant financial losses to us and could materially adversely affect our ability to conduct our operations, which would adversely affect our business, results of operations, financial condition, liquidity and net worth;

•	Our belief that our financial guarantor counterparties will not fully meet their obligations to us in the future;

•	The possibilities that we may further increase the concentration of our business with our derivatives counterparties, experience further losses relating to our derivative contracts, or find that our ability to manage our interest rate risk is adversely affected by ratings downgrades of or a payment default by a derivatives counterparty;

•	Our expectation that the operational and system changes we are making to implement new consolidation accounting rules will have a substantial impact on our overall internal control environment and our belief that we will be able to implement these new accounting rules by the January 1, 2010 effective date;

•	Our belief that the deferred tax asset amount that is related to unrealized losses recorded through AOCI for certain available-for-sale securities is recoverable;

•	Our intention to complete implementation and remediation of our material weakness related to the data inputs into the models used in measuring expected cash flows for the other-than-temporary impairment assessment process for private-label mortgage-related securities by September 30, 2009; and

•	Our expectation that potential limitations on, and uncertainty regarding, employee compensation will continue to adversely affect our ability to recruit and retain well-qualified employees.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to the following:

•	legislative or other governmental actions relating to our business or the financial markets;

•	our ability to manage our business to positive net worth;

•	adverse effects from activities we undertake, such as the Making Home Affordable Program and other federal government initiatives, to support the mortgage market and help borrowers;

•	the investment by Treasury and its effect on our business;

•	future amendments and guidance by the FASB;

•	changes in the structure and regulation of the financial services industry, including government efforts to bring about an economic recovery;

•	our ability to access the debt capital markets;

•	the conservatorship and its effect on our business (including our business strategies and practices);

•	further disruptions in the housing, credit and stock markets;

•	the depth and duration of the housing market downturn, including the extent of home price declines on a national and regional basis;

•	the depth and duration of the economic recession, including unemployment rates;

•	the level and volatility of interest rates and credit spreads;

•	the adequacy of our combined loss reserves;

•	pending government investigations and litigation;

•	changes in management;

•	the accuracy of subjective estimates used in critical accounting policies; and

•	other factors described in “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K, as updated by “Part II—Item 1A—Risk Factors” of this report.

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

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$28,234	$17,933
Restricted cash	757	529
Federal funds sold and securities purchased under agreements to resell	25,810	57,418
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $52,103 and $58,006, respectively)	82,400	90,806
Available-for-sale, at fair value (includes Fannie Mae MBS of $190,591 and $176,244, respectively)	283,941	266,488

Total investments in securities	366,341	357,294

Mortgage loans:
Loans held for sale, at lower of cost or fair value	29,174	13,270
Loans held for investment, at amortized cost	393,248	415,065
Allowance for loan losses	(6,841)	(2,923)

Total loans held for investment, net of allowance	386,407	412,142

Total mortgage loans	415,581	425,412
Advances to lenders	18,938	5,766
Accrued interest receivable	3,786	3,816
Acquired property, net	6,608	6,918
Derivative assets at fair value	1,406	869
Guaranty assets	7,091	7,043
Deferred tax assets, net	3,791	3,926
Partnership investments	8,304	9,314
Servicer and MBS trust receivable	13,817	6,482
Other assets	10,918	9,684

Total assets	$911,382	$912,404

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable	5,115	5,947
Federal funds purchased and securities sold under agreements to repurchase	—	77
Short-term debt (includes debt at fair value of $- and $4,500, respectively)	259,781	330,991
Long-term debt (includes debt at fair value of $22,437 and $21,565, respectively)	573,329	539,402
Derivative liabilities at fair value	2,047	2,715
Reserve for guaranty losses (includes $4,238 and $1,946, respectively,
related to Fannie Mae MBS included in Investments in securities)	48,280	21,830
Guaranty obligations (includes $755 and $755, respectively,
related to Fannie Mae MBS included in Investments in securities)	12,358	12,147
Partnership liabilities	2,855	3,243
Servicer and MBS trust payable	12,909	6,350
Other liabilities	5,310	4,859

Total liabilities	921,984	927,561

Commitments and contingencies (Note 19)	—	—
Equity (Deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	35,200	1,000
Preferred stock, 700,000,000 shares are authorized — 582,508,752 and 597,071,401 shares issued
and outstanding as of June 30, 2009 and December 31, 2008, respectively	20,486	21,222
Common stock, no par value, no maximum authorization — 1,261,401,675 and 1,238,880,988 shares issued as of June 30, 2009 and December 31, 2008, respectively; 1,109,063,047 shares and 1,085,424,213 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	662	650
Additional paid-in capital	3,947	3,621
Accumulated deficit	(56,191)	(26,790)
Accumulated other comprehensive loss	(7,429)	(7,673)
Treasury stock, at cost, 152,338,628 shares and 153,456,775 shares as of June 30, 2009 and December 31, 2008, respectively	(7,385)	(7,344)

Total Fannie Mae stockholders’ deficit	(10,710)	(15,314)

Noncontrolling interest	108	157

Total deficit	(10,602)	(15,157)

Total liabilities and equity (deficit)	$911,382	$912,404

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)
(Unaudited)

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income:
Trading securities	$923	$1,376	$1,913	$3,113
Available-for-sale securities	3,307	3,087	7,028	6,172
Mortgage loans	5,611	5,769	11,209	11,431
Other	139	232	266	690

Total interest income	9,980	10,464	20,416	21,406

Interest expense:
Short-term debt	600	1,687	1,707	4,248
Long-term debt	5,645	6,720	11,726	13,411

Total interest expense	6,245	8,407	13,433	17,659

Net interest income	3,735	2,057	6,983	3,747

Guaranty fee income (includes imputed interest of $321 and $319, for the three months ended June 30, 2009 and 2008, respectively, and $471 and $554 for the six months ended June 30, 2009 and 2008, respectively)	1,659	1,608	3,411	3,360
Trust management income	13	75	24	182
Investment gains (losses), net	(45)	(376)	178	(432)
Other-than-temporary impairments	(1,097)	(507)	(6,750)	(562)
Less: Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	344	—	344	—

Net other-than-temporary impairments	(753)	(507)	(6,406)	(562)
Fair value gains (losses), net	823	517	(637)	(3,860)
Debt extinguishment losses, net	(190)	(36)	(269)	(181)
Losses from partnership investments	(571)	(195)	(928)	(336)
Fee and other income	184	225	365	452

Non-interest income (loss)	1,120	1,311	(4,262)	(1,377)

Administrative expenses:
Salaries and employee benefits	245	304	538	590
Professional services	180	114	323	250
Occupancy expenses	46	55	94	109
Other administrative expenses	39	39	78	75

Total administrative expenses	510	512	1,033	1,024
Provision for credit losses	18,225	5,085	38,559	8,158
Foreclosed property expense	559	264	1,097	434
Other expenses	318	247	597	607

Total expenses	19,612	6,108	41,286	10,223

Loss before federal income taxes and extraordinary losses	(14,757)	(2,740)	(38,565)	(7,853)
Provision (benefit) for federal income taxes	23	(476)	(600)	(3,404)

Loss before extraordinary losses	(14,780)	(2,264)	(37,965)	(4,449)
Extraordinary losses, net of tax effect	—	(33)	—	(34)

Net loss	(14,780)	(2,297)	(37,965)	(4,483)
Less: Net (income) loss attributable to the noncontrolling interest	26	(3)	43	(3)

Net loss attributable to Fannie Mae	(14,754)	(2,300)	(37,922)	(4,486)
Preferred stock dividends	(411)	(303)	(440)	(625)

Net loss attributable to common stockholders	$(15,165)	$(2,603)	$(38,362)	$(5,111)

Loss per share:
Basic	$(2.67)	$(2.54)	$(6.76)	$(5.11)
Diluted	(2.67)	(2.54)	(6.76)	(5.11)
Cash dividends per common share	$—	$0.35	$—	$0.70
Weighted-average common shares outstanding:
Basic and Diluted	5,681	1,025	5,674	1,000

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Six Months
	Ended June 30,
	2009	2008

Cash flows (used in) provided by operating activities:
Net loss	$(37,965)	$(4,483)
Amortization of debt cost basis adjustments	2,172	4,609
Provision for credit losses	38,559	8,158
Valuation losses	4,537	2,941
Derivatives fair value adjustments	(1,045)	399
Current and deferred federal income taxes	(1,690)	(4,249)
Purchases of loans held for sale	(72,172)	(27,426)
Proceeds from repayments of loans held for sale	1,204	288
Net change in trading securities	3,165	50,952
Other, net	(4,302)	(1,256)

Net cash (used in) provided by operating activities	(67,537)	29,933
Cash flows provided by (used in) investing activities:
Purchases of trading securities held for investment	—	(833)
Proceeds from maturities of trading securities held for investment	6,076	5,069
Proceeds from sales of trading securities held for investment	1,313	2,481
Purchases of available-for-sale securities	(108,105)	(79,331)
Proceeds from maturities of available-for-sale securities	23,705	17,689
Proceeds from sales of available-for-sale securities	168,933	76,937
Purchases of loans held for investment	(19,322)	(37,645)
Proceeds from repayments of loans held for investment	32,427	30,997
Advances to lenders	(53,646)	(51,573)
Proceeds from disposition of acquired property	9,873	4,191
Reimbursements to servicers for loan advances	(9,024)	(5,588)
Net change in federal funds sold and securities purchased under agreements to resell	32,147	13,315
Other, net	(356)	222

Net cash provided by (used in) investing activities	84,021	(24,069)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of short-term debt	747,971	1,009,691
Payments to redeem short-term debt	(820,868)	(1,007,819)
Proceeds from issuance of long-term debt	187,277	168,545
Payments to redeem long-term debt	(154,264)	(172,191)
Proceeds from issuance of common stock and preferred stock	—	7,211
Proceeds from senior preferred stock agreement with Treasury	34,200	—
Net change in federal funds purchased and securities sold under agreements to repurchase	(65)	(442)
Other, net	(434)	(1,307)

Net cash (used in) provided by financing activities	(6,183)	3,688
Net increase in cash and cash equivalents	10,301	9,552
Cash and cash equivalents at beginning of period	17,933	3,941

Cash and cash equivalents at end of period	$28,234	$13,493

Cash paid during the period for:
Interest	$15,430	$19,371
Income taxes	848	845
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$63,172	$23,551
Net transfers of mortgage loans held for investments to mortgage loans held for sale	7,765	(4,441)
Net consolidation transfers from investments in securities to mortgage loans held for sale	527	671
Net transfers from available-for-sale securities to mortgage loans held for sale	867	616
Transfers from advances to lenders to investments in securities (including transfers to trading securities of $— and $28,877 for the six months ended June 30, 2009 and 2008, respectively)	38,943	52,114
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	2,308	5,628
Net transfers from mortgage loans to acquired property	2,211	2,103
Transfers to trading securities from the effect of adopting SFAS 159	—	56,217

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Fannie Mae Stockholders’ Equity
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss(1)	Stock	Interest	(Deficit)

Balance as of December 31, 2007	—	466	974	$—	$16,913	$593	$1,831	$33,548	$(1,362)	$(7,512)	$107	$44,118
Cumulative effect from the adoption of SFAS 157 and SFAS 159, net of tax	—	—	—	—	—	—	—	148	(93)	—	—	55

Balance as of January 1, 2008, adjusted	—	466	974	—	16,913	593	1,831	33,696	(1,455)	(7,512)	107	44,173
Change in Investment in noncontrolling interest											54	54
Comprehensive loss:
Net income (loss)	—	—	—	—	—	—	—	(4,486)	—	—	3	(4,483)
Other comprehensive loss, net of tax effect:
Unrealized losses on available-for-sale securities (net of tax of $2,299)	—	—	—	—	—	—	—	—	(4,270)	—	—	(4,270)
Reclassification adjustment for gains included in net loss (net of tax of $11)	—	—	—	—	—	—	—	—	(21)	—	—	(21)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $4)	—	—	—	—	—	—	—	—	7	—	—	7
Net cash flow hedging gains (net of tax of $1)	—	—	—	—	—	—	—	—	1	—	—	1

Total comprehensive loss												(8,766)
Common stock dividends ($0.70 per share)	—	—	—	—	—		—	(687)		—	—	(687)
Common stock issued	—	—	94	—	—	49	2,477	—		—	—	2,526
Preferred stock dividends declared	—	—	—	—	—		—	(625)		—	—	(625)
Preferred stock issued	—	141	—	—	4,812	—	(127)	—		—	—	4,685
Other, employee benefit plans	—	—	2	—	—	—	(187)	—	—	217	—	30

Balance as of June 30, 2008	—	607	1,070	$—	$21,725	$642	$3,994	$27,898	$(5,738)	$(7,295)	$164	$41,390

Balance as of January 1, 2009	1	597	1,085	1,000	21,222	650	3,621	(26,790)	(7,673)	(7,344)	157	(15,157)
Cumulative effect from the adoption of FSP FAS 115-2, net of tax	—	—	—	—	—	—	—	8,520	(5,556)	—	—	2,964
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(37,922)	—	—	(43)	(37,965)
Other comprehensive loss, net of tax effect:
Unrealized gains on available-for-sale securities (net of tax of $3,152)	—	—	—	—	—	—	—	—	5,854	—	—	5,854
Unrealized other-than-temporary impairment losses (net of tax of $99)	—	—	—	—	—	—	—	—	(245)	—	—	(245)
Reclassification adjustment for gains included in net loss (net of tax of $46)	—	—	—	—	—	—	—	—	86	—	—	86
Write-off of pre-2001 cash flow hedging gains	—	—	—	—	—	—	—	—	9	—	—	9
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	79	—	—	79
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	17	—	—	17

Total comprehensive loss	—											(32,165)
Senior preferred stock dividends	—	—	—	—	—	—	(434)	—	—	—	—	(434)
Increase to senior preferred liquidation preference	—	—	—	34,200	—	—	—	—	—	—	—	34,200
Conversion of convertible preferred stock into common stock	—	(15)	23	—	(736)	12	724	—	—	—	—	—
Other, employee benefit plans	—	—	1	—	—	—	36	1	—	(41)	—	(4)

Balance as of June 30, 2009	1	582	1,109	$35,200	$20,486	$662	$3,947	$(56,191)	$(7,429)	$(7,385)	$108	$(10,602)

(1)	Accumulated other comprehensive loss is comprised of $1.5 billion and $6.0 billion in net unrealized losses on available-for-sale securities, net of tax, and $(342) million and $291 million in net unrealized gains (losses) on all other components, net of tax, as of June 30, 2009 and 2008, respectively. Also included in accumulated other comprehensive loss is a $5.6 billion transition adjustment associated with the adoption of FSP FAS 115-2, net of tax.

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

Conservatorship

On September 6, 2008, at the request of the Secretary of the Treasury, the Chairman of the Board of Governors of the Federal Reserve and the Director of FHFA, our Board of Directors adopted a resolution

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

consenting to the company’s placement into conservatorship. After obtaining this consent, the Director of FHFA appointed FHFA as our conservator on September 6, 2008, in accordance with the Regulatory Reform Act and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

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

As of August 6, 2009, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The Regulatory Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Additionally, the conservator had not determined whether or not a reasonable period of time had passed for purposes of the applicable provisions of the Regulatory Reform Act and, therefore, the conservator may still possess this right.

The conservator also has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The Regulatory Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of August 6, 2009, FHFA has not exercised this power.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to hold on December 31 of the immediately preceding calendar year.

•	The agreement continues to provide that, for purposes of evaluating our compliance with the limitation on the amount of mortgage assets we may own, the effect of changes in generally accepted accounting principles that occur subsequent to the date of the agreement and that require us to recognize additional mortgage assets on our consolidated balance sheet (Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125) (“SFAS 140”)), will not be considered. In addition, the definition of indebtedness in the agreement was revised to clarify that it also does not give effect to any change that may be made in respect of SFAS 140 or any similar accounting standard.

We received $19.0 billion from Treasury on June 30, 2009 under the terms of the senior preferred stock purchase agreement. We also received $15.2 billion from Treasury on March 31, 2009. As a result, the aggregate liquidation preference of the senior preferred stock has increased to $35.2 billion.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2009 may not necessarily be indicative of the results for the year ending December 31, 2009. The unaudited interim condensed consolidated financial statements as of June 30, 2009 and our condensed consolidated financial statements as of December 31, 2008 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009. We have completed our analysis of subsequent events related to our condensed consolidated financial statements through August 6, 2009.

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

We receive, directly and indirectly, substantial support from various agencies of the United States Government, including the Federal Reserve, Treasury, and FHFA, as our conservator and regulator. We are dependent upon the continued support of the U.S. Government and these agencies in order to maintain a positive net worth, which avoids our being placed into receivership. We also believe that our improved access to the debt markets is due to federal government support. Based on consideration of all the relevant conditions and events affecting our operations, including our dependence on the U.S. Government, we continue to operate as a going concern and in accordance with our delegation of authority from FHFA.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Because we fund our business and operations primarily through the issuance of debt, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our roll-over risk increases when our outstanding short-term debt increases as a percentage of our total outstanding debt, as it did when we experienced significant deterioration in our access to the unsecured debt markets, particularly for our callable and non-callable long-term debt, from July through November 2008. Our access to callable and non-callable long-term debt funding improved significantly during the first half of 2009, however, due to a variety of actions taken by the federal government to support us and the financial markets. Due to the combination of our improved access to long-term debt funding, improved market conditions, the reduced proportion of our outstanding debt that consists of short-term debt, and our expected reduced debt funding needs in the future, our debt roll-over risk has significantly declined since November 2008.

As noted above, we believe that the improvement in our access to long-term debt funding since November 2008 stems from actions taken by the federal government to support us and the financial markets. Actions the government has taken to support us include:

•	Treasury’s $200 billion funding commitment to us under the senior preferred stock purchase agreement;

•	making the Treasury credit facility available to us;

•	the Federal Reserve’s active program to purchase up to $200 billion in debt securities of Fannie Mae, Freddie Mac and the Federal Home Loan Banks, as well as up to $1.25 trillion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities; and

•	Treasury’s agency MBS purchase program.

In addition, the Federal Reserve and Treasury have implemented a number of programs to support the liquidity of the financial markets overall, including several asset purchase programs and several asset financing programs. These programs have improved overall financial market conditions, which has contributed to the improvement in our access to debt funding.

Accordingly, we believe that our status as a GSE and continued federal government support of our business and the financial markets is essential to maintaining our access to debt funding, and changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations. Additionally, demand for our debt securities could decline if the government does not extend or replace the Treasury credit facility and the Federal Reserve’s agency debt and MBS purchase programs, each of which expire on December 31, 2009. The Obama Administration has stated that recommendations on the future of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system will be provided at the time of the President’s 2011 budget release, which is currently expected to be in February 2010. These recommendations may have a material impact on our ability to issue debt or refinance existing debt as it becomes due.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The Treasury credit facility and the senior preferred stock purchase agreement with Treasury may provide additional sources of funding in the event that we cannot adequately access the unsecured debt markets. There are limitations on our ability to use either of these sources of funding, however.

Agencies of the U.S. Government continue to provide active and ongoing support to Fannie Mae’s operations consistent with their objective of stabilizing the housing market and the economy. Under our senior preferred stock purchase agreement with Treasury, as amended on May 6, 2009, Treasury generally has committed to provide us, on a quarterly basis, funds of up to a total of $200 billion in the amount, if any, by which our total liabilities exceed our total assets, as reflected on our condensed consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter. To the extent of its unused portion, this funding commitment is available to us (as specified in the agreement) or, in the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, to the holders of that debt and MBS. In the six months ended June 30, 2009, Treasury began purchasing Fannie Mae and Freddie Mac mortgage-backed securities to promote stability and liquidity in the marketplace.

The accompanying unaudited interim condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.

As a result of our issuance to Treasury of a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, on a fully diluted basis, that is exercisable at any time through September 7, 2028, we and the Treasury are deemed related parties. No transactions outside of normal business activities have occurred between us and Treasury during the six months ended June 30, 2009, excluding Treasury’s $34.2 billion investment in senior preferred stock and Treasury’s engagement of us to serve as program administrator for the Home Affordable Modification Program.

In addition, FHFA’s common control of both us and Freddie Mac has caused us to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of June 30, 2009 and December 31, 2008, we held Freddie Mac mortgage-related securities with an unpaid principal balance of $39.1 billion and $33.9 billion, respectively, and accrued interest receivable of $215 million and $198 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $408 million and $409 million for the three months ended June 30, 2009 and 2008, respectively, and $815 million and $803 million for the six months ended June 30, 2009, and 2008, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

With our adoption of SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), on January 1, 2009, we began recording any difference between the fair value and the previous carrying amount of our interests in a VIE that holds only financial assets as “Investment losses, net” in our condensed consolidated statements of operations, as required by FIN 46R. Prior to our adoption of SFAS 141(R), such differences were classified as “Extraordinary losses, net of tax effect” in our condensed consolidated statements of operations.

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

Other-Than-Temporary Impairment of Debt Securities

On April 1, 2009, we adopted FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which applies to existing and new debt securities held by us as of April 1, 2009. Under this FSP, an other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In this case, the entire difference between the amortized cost basis of the security and its fair value is recognized in earnings. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend and it is not more likely than not we will be required to sell the security before recovery. In this case, the entire difference between the amortized cost basis of the security and its fair value is separated into the amount representing the credit loss, which is recognized in our condensed consolidated statement of operations, and the amount related to all other factors, which is recognized in “Other comprehensive loss,” net of applicable taxes. In determining whether a credit loss exists, we use the present value of our best estimate of cash flows expected to be collected from the debt security.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

As a result of adopting FSP FAS 115-2, we recorded a cumulative-effect adjustment at April 1, 2009 of $8.5 billion on a pre-tax basis ($5.6 billion after tax) to reclassify the noncredit portion of previously recognized other-than-temporary impairments from “Accumulated deficit” to “Accumulated other comprehensive loss.” We also reduced the “Accumulated deficit” and valuation allowance by $3.0 billion for the deferred tax asset related to the amounts previously recognized as other-than-temporary impairments in our condensed consolidated statement of operations based upon the assertion of our intent and ability to hold certain of these securities until recovery. The adoption of FSP FAS 115-2 resulted in $344 million of noncredit related losses for the three months ended June 30, 2009 being recognized in “Other comprehensive loss” instead of being recorded in our condensed consolidated statement of operation, as previously required. Refer to “Note 6, Investments in Securities” for disclosures related to our investments in securities and other-than-temporary impairments and “Note 12, Income Taxes” for disclosures related to our deferred tax assets and related valuation allowance.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in HFI loans. The reserve for guaranty losses is a liability account in our condensed consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We recognize incurred losses by recording a charge to the “Provision for credit losses” in our condensed consolidated statements of operations.

Credit losses related to groups of similar single-family and multifamily HFI loans that are not individually impaired, or those that are collateral for Fannie Mae MBS, are recognized when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies. Single-family and multifamily loans that we evaluate for individual impairment are measured in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statement No. 5 and 15). When making an assessment as to whether a loan is individually impaired, we also take into account insignificant delays in payments. Determination of whether a delay in payment or shortfall of amount is insignificant requires management’s judgment as to the facts and circumstances surrounding the loan. We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets such as cash in a preforeclosure sale or the underlying collateral in full satisfaction of the mortgage loan upon foreclosure.

Collateral

We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit rating and type of counterparty. We also pledge and receive collateral under our repurchase and reverse repurchase agreements. In order to reduce potential exposure to repurchase counterparties, a third party custodian typically maintains the collateral and any margin. The fair value of the collateral received from our counterparties is monitored, and we may require additional collateral from those counterparties, as deemed appropriate. Collateral received under early funding agreements with lenders, whereby we advance funds to lenders prior to the settlement of a security commitment, must meet our standard underwriting guidelines for the purchase or guarantee of mortgage loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Cash Collateral

For derivative positions with the same counterparty under master netting arrangements to the extent that we pledge cash collateral and give up control to a counterparty, we remove it from “Cash and cash equivalents” and reclassify it as part of “Derivative liabilities at fair value” in our condensed consolidated balance sheets as a part of our counterparty netting calculation. We pledged $19.9 billion and $20.3 billion in cash collateral as of June 30, 2009 and December 31, 2008, respectively, related primarily to our derivatives and other operating activities. Cash collateral accepted from a counterparty that we have the right to use is recorded as “Cash and cash equivalents” in our condensed consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is recorded as “Restricted cash” in our condensed consolidated balance sheets. Our obligation to return cash collateral pledged to us is recorded as part of “Derivative assets at fair value” in our condensed consolidated balance sheets as a part of our counterparty netting calculation. We accepted cash collateral of $2.7 billion and $4.0 billion as of June 30, 2009 and December 31, 2008, respectively, of which $510 million and $330 million, respectively, was restricted.

Pledged Non-Cash Collateral

Securities pledged to counterparties are classified as either “Investments in securities” or “Cash and cash equivalents” in our condensed consolidated balance sheets. Securities pledged to counterparties that have been consolidated under FIN 46R as loans are included as “Mortgage loans” in our condensed consolidated balance sheets. As of June 30, 2009, we pledged $1.4 billion available-for-sale (“AFS”) securities, which the counterparty had the right to sell or repledge. As of December 31, 2008, we pledged $720 million of AFS securities, which the counterparty had the right to sell or repledge.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $2.1 billion and $141 million as of June 30, 2009 and December 31, 2008, respectively, none of which was sold or repledged. The fair value of non-cash collateral accepted that we were not permitted to sell or repledge was $9.7 billion and $13.3 billion as of June 30, 2009 and December 31, 2008, respectively. Additionally, non-cash collateral was accepted related to our HCD business of $8.1 billion and $10.6 billion as of June 30, 2009 and December 31, 2008 that we were not permitted to sell or repledge.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is fully collateralized by underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, the collateral of the transferred securities is reported at fair value, excluding accrued interest. We did not have any repurchase agreements of this type outstanding as of June 30, 2009 and December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Losses, Net

Fair value losses, net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value, foreign currency debt, and adjustments to the carrying amount of hedged mortgage assets. The following table displays the composition of “Fair value losses, net” for the three and six months ended June 30, 2009 and 2008.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Derivatives fair value gains (losses), net	$(537)	$2,293	$(2,243)	$(710)
Trading securities gains (losses), net	1,561	(965)	1,728	(2,192)
Hedged mortgage asset (losses), net(1)	—	(803)	—	(803)
Debt foreign exchange losses, net	(169)	(12)	(114)	(169)
Debt fair value gains (losses), net	(32)	4	(8)	14

Fair value gains (losses), net	$823	$517	$(637)	$(3,860)

(1)	Represents fair value losses, net on mortgage assets designated for hedge accounting that are attributable to changes in interest rates and will be accreted through interest income over the life of the hedged assets.

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

Fair Value Measurements

On April 1, 2009, we adopted FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which reaffirms that (1) the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction at the date of the financial statements under current market conditions; and (2) the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The application of the FSP did not have an impact on our condensed consolidated financial statements.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Reclassification and Adoption of a New Accounting Pronouncement

Pursuant to our January 1, 2009 adoption of SFAS 160 to require noncontrolling interests to be classified as a separate component of equity, we reclassified amounts in our condensed consolidated balance sheet as of December 31, 2008 related to noncontrolling interests. Amounts previously reported as “Minority interests in consolidated subsidiaries” are now reported as “Noncontrolling interest.” Additionally, amounts reported in our condensed consolidated statement of operations for the three months and six months ended June 30, 2008 as “Minority interest in losses of consolidated subsidiaries” are now reported as “Net income/loss attributable to the noncontrolling interest.”

Additionally, we reclassified $6.5 billion from “Other assets” to “Servicer and MBS trust receivable” and $6.4 billion from “Other liabilities” to “Servicer and MBS trust payable” as of December 31, 2008 in our condensed consolidated balance sheet to conform to the current period presentation. Also, we reclassified $507 million and $562 million for the three and six months ended June 30, 2008, respectively, from “Investment gains (losses), net” to “Net other-than-temporary impairments” in our condensed consolidated statements of operations to conform to the current period presentation.

New Accounting Pronouncements

SFAS No. 166, Accounting for Transfer of Financial Assets-an amendment of SFAS Statement No. 140 (“SFAS 166”), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”)

On June 12, 2009, the FASB issued SFAS 166 and 167. These two new accounting statements amend the accounting for transfers of financial assets and the consolidation guidance related to variable interest entities. SFAS 166 eliminates the concept of QSPEs. As a result, the consolidation exemption for QSPEs has been removed and all former QSPEs must be evaluated for consolidation in accordance with the provisions of SFAS 167. Additionally, SFAS 167 replaces the current consolidation model with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. Our adoption of these new accounting standards will have a significant impact on our consolidated financial statements. Although we are still assessing the impact of these new accounting standards, we currently expect that we will be required to consolidate the assets and liabilities of the substantial majority of our outstanding MBS trusts that are currently not consolidated. We will apply SFAS 166 to new transfers of financial assets and SFAS 167 to all new and existing variable interest entities on or after January 1, 2010. Earlier application is prohibited.

SFAS 167 requires the incremental assets and liabilities consolidated upon the adoption to initially be reported at their carrying values. If determining the carrying amounts is not practicable, the assets and liabilities of the variable interest entity shall be measured at fair value at the date SFAS 167 first applies. However, if determining the carrying amounts is not practicable, and if the activities of the consolidated entity are primarily related to securitizations or other forms of asset-backed financings and the assets of the entity can be used only to settle obligations of the consolidated entity, then the assets and liabilities of the consolidated entity may be measured at their unpaid principal balances at the date SFAS 167 first applies. For the currently outstanding MBS trusts expected to be consolidated upon adoption of SFAS 167, we expect to initially record the assets and liabilities on our consolidated balance sheet at their unpaid principal balances as it is not practicable to determine their carrying values. Accrued interest, an allowance for credit losses, and other-than-temporary impairments will also be recognized as appropriate. The assets and liabilities of all consolidated variable interest entities will be separately presented on the face of our consolidated balance sheet. As of June 30, 2009, the unpaid principal balance of our MBS trusts totaled approximately $2.8 trillion.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In addition to the significant increase in assets and liabilities recorded on our consolidated balance sheet, we also expect significant changes to our consolidated statement of operations. Currently, the fees we receive from non-consolidated MBS trusts for trust management and the guaranty of timely payment of principal and interest is recorded on our consolidated statement of operations. However, to the extent these currently non-consolidated MBS trusts are consolidated upon adoption of SFAS 167, such fees will be eliminated and the interest income and interest expense related to the assets and liabilities of the newly consolidated MBS trusts will be reflected in our consolidated statement of operations.

We are continuing to evaluate the impact of this guidance and the actual impact of adopting these new accounting standards could differ materially from our current expectations.

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

As of June 30, 2009 and December 31, 2008, we had LIHTC partnership investments of $5.8 billion and $6.3 billion, respectively. As a result of our tax position, we did not make any LIHTC investments in the first six months of 2009 other than pursuant to commitments existing prior to 2008 and are not currently recognizing a majority of the tax benefits associated with tax credits and net operating losses in our condensed consolidated financial statements.

We recorded $302 million and $33 million for the three months ended June 30, 2009 and 2008, respectively, and $449 million and $47 million for the six months ended June 30, 2009 and 2008, respectively, of impairment related to our limited partnerships in “Losses from partnership investments” in our condensed consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Consolidated VIEs

The following table displays the carrying amount and classification of assets and liabilities of consolidated VIEs as of June 30, 2009 and December 31, 2008.

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Assets:
MBS trusts:
Loans held for investment	$54,809	$59,126
Available-for-sale securities(1)	1,992	2,208
Loans held for sale	1,488	1,429
Trading securities	901	993

Total MBS trusts(2)	59,190	63,756
Limited partnerships:
Partnership investment(3)	5,053	5,697
Cash, cash equivalents and restricted cash	170	146

Total limited partnership investments	5,223	5,843

Total assets of consolidated VIEs	$64,413	$69,599

Liabilities:
Long-term debt	4,906	5,094
Partnership liabilities	2,359	2,585

Total liabilities of consolidated VIEs	$7,265	$7,679

(1)	Includes assets of consolidated mortgage revenue bonds of $23 million and $54 million as of June 30, 2009 and December 31, 2008, respectively.

(2)	The assets of consolidated MBS trusts are restricted solely for the purpose of servicing the related MBS.

(3)	Includes LIHTC partnerships of $2.8 billion and $3.0 billion as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, we consolidated $565 million in assets which were not consolidated as of December 31, 2008. These assets were not consolidated as of December 31, 2008 because we did not have the unilateral ability to liquidate the trusts. These assets were consolidated because we purchased additional MBS during the period such that we owned 100% of the trusts as of June 30, 2009.

As of December 31, 2008, we consolidated $3.6 billion in assets which were no longer consolidated as of June 30, 2009 because we sold all or a portion of our ownership interests in the related MBS trusts such that we no longer have the unilateral ability to liquidate these trusts. For the three and six months ended June 30, 2009, we recognized a loss of $240 million and $285 million upon deconsolidation of VIEs, respectively. The portion of this loss related to the remeasurement of retained investment in the trust to its fair value was $8 million and $9 million for the three and six months ended June 30, 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-consolidated VIEs

We consolidated our investments in certain LIHTC funds that were structured as limited partnerships. The funds that were consolidated, in turn, own a majority of the limited partnership interests in other LIHTC operating partnerships, which did not require consolidation under FIN 46R and are, therefore, accounted for using the equity method. Such investments, which are generally funded through a combination of debt and equity, have a recorded investment of $2.6 billion and $2.9 billion as of June 30, 2009 and December 31, 2008, respectively. In addition, such unconsolidated operating partnerships had $181 million and $171 million in mortgage debt that we own or guarantee as of June 30, 2009 and December 31, 2008, respectively.

The following table displays the total assets as of June 30, 2009 and December 31, 2008 of non-consolidated VIEs with which we are involved and QSPEs for which we are the sponsor or servicer but not the transferor.

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Assets of Non-consolidated VIEs and QSPEs:(1)
Mortgage-backed trusts(2)	$3,042,983	$3,017,030
Asset-backed trusts	510,681	563,633
Limited partnership investments	13,410	12,884
Other(3)	8,040	5,701

Total assets of non-consolidated VIEs and QSPEs	$3,575,114	$3,599,248

(1)	Amounts do not include QSPEs for which we are the transferor.

(2)	Includes $588.5 billion and $604.4 billion of assets of non-QSPE securitization trusts as of June 30, 2009 and December 31, 2008, respectively.

(3)	Includes mortgage revenue bonds of $8.0 billion and $5.7 billion as of June 30, 2009 and December 31, 2008, respectively, and the unpaid principal balance of credit enhanced bonds of $17 million and $19 million as of June 30, 2009 and December 31, 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying amount and classification of the assets and liabilities as of June 30, 2009 and December 31, 2008 related to our variable interests in non-consolidated VIEs and QSPEs where we have variable interests in the entities or where we are a nontransferor sponsor or servicer of the entities.

	As of
	June 30,	December 31,(1)
	2009	2008
	(Dollars in millions)

Assets:
Available-for-sale securities	$200,390	$180,694
Trading securities	56,708	63,265
Guaranty assets	6,176	6,431
Partnership investments	3,052	3,405
Servicer and MBS trust receivable	10,988	6,111
Other assets	993	1,326

Total carrying amount of assets related to our interests in non-consolidated VIEs and QSPEs	$278,307	$261,232

Liabilities:
Reserve for guaranty losses	$46,742	$21,614
Guaranty obligations	10,893	10,823
Partnership liabilities	460	617
Servicer and MBS trust payable	9,778	4,259
Other liabilities	530	767

Total carrying amount of liabilities related to our interests in non-consolidated VIEs and QSPEs	$68,403	$38,080

(1)	Prior period amounts include additional categories to conform to the current period presentation.

The following table displays the maximum exposure to loss as a result of our involvement with non-consolidated VIEs and QSPEs, where we have variable interests in the entities or where we are a nontransferor sponsor or servicer of the entities, as well as the liabilities recognized in our condensed consolidated balance sheets related to our variable interests in those entities as of June 30, 2009 and December 31, 2008. Refer to “Note 8, Financial Guarantees and Master Servicing” for additional discussion of our maximum exposure to loss resulting from our guaranty arrangements.

	Maximum
	Exposure	Recognized
	to Loss(1)	Liabilities(2)
	(Dollars in millions)

As of June 30, 2009	$2,586,551	$67,943
As of December 31, 2008(3)	2,536,469	37,463

(1)	Represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets that are covered by our guaranty. Includes $98.0 billion and $95.9 billion related to non-QSPE securitization trusts as of June 30, 2009 and December 31, 2008, respectively.

(2)	Amounts consist of guaranty obligations, reserve for guaranty losses, servicer and MBS trust payable, and other liabilities recognized for the respective periods.

(3)	Prior period amounts include additional categories to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.	Mortgage Loans

The following table displays the loans in our mortgage portfolio as of June 30, 2009 and December 31, 2008 and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in our condensed consolidated balance sheets.

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Single-family	$305,916	$312,052
Multifamily	120,794	117,441

Total unpaid principal balance of mortgage loans(1)(2)	426,710	429,493
Unamortized premiums (discounts) and other cost basis adjustments, net	(3,826)	(894)
Lower of cost or market adjustments on loans held for sale	(462)	(264)
Allowance for loan losses for loans held for investment	(6,841)	(2,923)

Total mortgage loans	$415,581	$425,412

(1)	Includes construction to permanent loans with an unpaid principal balance of $76 million and $125 million as of June 30, 2009 and December 31, 2008, respectively.

(2)	Includes unpaid principal balance totaling $152.1 billion and $65.8 billion as of June 30, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were consolidated under FIN 46R and mortgage-related securities created from securitization transactions that did not meet the sales criteria under SFAS 140, which effectively resulted in mortgage-related securities being accounted for as loans.

Loans Acquired in a Transfer

If a loan underlying a Fannie Mae MBS is in default, we have the option to purchase the loan from the MBS trust, at the unpaid principal balance of that mortgage loan plus accrued interest, after four or more consecutive monthly payments due under the loan are delinquent in whole or in part. With respect to Single-family mortgage loans in MBS trusts with issue dates on or after January 1, 2009, we also have the option to purchase the loan from the trust after the loan has been delinquent for at least one monthly payment, if the delinquency has not been fully cured on or before the next payment date (i.e., 30 days delinquent), and it is determined that it is appropriate to execute a loss mitigation activity that is not permissible while the loan is held in an MBS trust. Loans can be acquired either through purchase or consolidation. We acquired delinquent loans with an unpaid principal balance plus accrued interest of $3.7 billion and $807 million for the three months ended June 30, 2009 and 2008, respectively, and $6.3 billion and $2.5 billion for the six months ended June 30, 2009 and 2008, respectively. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We also acquire loans upon consolidating MBS trusts when the underlying collateral of these trusts includes loans.

We account for such acquired loans in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”), if, at acquisition, (i) there has been evidence of deterioration in the loan’s credit quality subsequent to origination; and (ii) it is probable that we will be unable to collect all cash flows, in accordance with the terms of the contractual agreement, from the borrower, ignoring insignificant delays. Determination of whether a delay in payment or shortfall in amount is considered more than insignificant is based on the facts and circumstances surrounding the loan. Acquired loans include loans purchased as well as loans acquired through consolidation of MBS trusts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the outstanding balance and carrying amount of acquired loans accounted for in accordance with SOP 03-3 as of June 30, 2009 and December 31, 2008.

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Outstanding contractual balance	$8,586	$7,206
Carrying amount:
Loans on accrual status	2,592	2,902
Loans on nonaccrual status	3,089	2,708

Total carrying amount of loans	$5,681	$5,610

The following table displays details on acquired loans accounted for in accordance with SOP 03-3 at their acquisition dates for the three and six months ended June 30, 2009 and 2008.

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$3,938	$892	$6,798	$2,786
Nonaccretable difference	1,038	97	1,719	276

Cash flows expected to be collected at acquisition(1)	2,900	795	5,079	2,510
Accretable yield	1,288	368	2,241	1,107

Initial investment in acquired loans at acquisition	$1,612	$427	$2,838	$1,403

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table displays activity for the accretable yield of all outstanding loans accounted for under SOP 03-3 for the three and six months ended June 30, 2009 and 2008.

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Beginning balance	$1,799	$2,245	$1,559	$2,252
Additions	1,288	368	2,241	1,107
Accretion	(50)	(73)	(106)	(145)
Reductions(1)	(1,461)	(569)	(2,484)	(1,159)
Change in estimated cash flows(2)	907	508	1,214	511
Reclassifications to nonaccretable difference(3)	(187)	(154)	(128)	(241)

Ending balance	$2,296	$2,325	$2,296	$2,325

(1)	Reductions are the result of liquidations and loan modifications due to troubled debt restructurings (“TDRs”).

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

The following table displays interest income recognized and the increase in the “Provision for credit losses” related to loans that are still being accounted for under SOP 03-3, as well as SOP 03-3 loans that have been subsequently modified as a TDR, for the three and six months ended June 30, 2009 and 2008.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Accretion of SOP 03-3 fair value losses(1)	$198	$53	$263	$88
Interest income on SOP 03-3 loans returned to accrual status or
subsequently modified as TDRs	58	115	146	225

Total SOP 03-3 interest income recognized	$256	$168	$409	$313

Increase in “Provision for credit losses” subsequent to the acquisition of
SOP 03-3 loans	$137	$86	$200	$121

(1)	Represents accretion of the fair value discount that was recorded upon acquisition of SOP 03-3 loans.

Other Loans

In 2008, we implemented a program, HomeSaver Advance, to permit servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments on their first mortgage loan. Each loan is limited to a maximum amount generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first mortgage loan. This program allows borrowers to cure their payment defaults without requiring modification of their first mortgage loans.

The following table displays the unpaid principal balance and carrying value of our HomeSaver Advance loans as of June 30, 2009 and December 31, 2008.

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Unpaid principal balance	$497	$461
Carrying value	3	8

We recorded a fair value loss and impairment of $90 million and $114 million for the three months ended June 30, 2009 and 2008, respectively, for these loans. We recorded a fair value loss and impairment of $233 million and $123 million for the six months ended June 30, 2009 and 2008, respectively, for these loans. The fair value discount on these loans will accrete into income based on the contractual term of the loan.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS and loans that we have guaranteed under long-term standby commitments. The allowance and reserve are calculated based on our estimate of incurred losses as of the balance sheet date. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain. Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties particularly in the rapidly changing credit environment. We have experienced higher default and loan loss severity rates during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, which has increased our estimates of incurred losses resulting in a significant increase to our allowance for loan losses and reserve for guaranty losses as of June 30, 2009.

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three and six months ended June 30, 2009 and 2008.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Allowance for loan losses:
Beginning balance, January 1	$4,830	$993	$2,923	$698
Provision	2,615	880	5,124	1,424
Charge-offs(1)	(672)	(495)	(1,309)	(774)
Recoveries	68	98	103	128

Ending balance, June 30(2)	$6,841	$1,476	$6,841	$1,476

Reserve for guaranty losses:
Beginning balance, January 1	$36,876	$4,202	$21,830	$2,693
Provision	15,610	4,205	33,435	6,734
Charge-offs(3)(4)	(4,314)	(989)	(7,258)	(2,026)
Recoveries	108	32	273	49

Ending balance, June 30	$48,280	$7,450	$48,280	$7,450

(1)	Includes accrued interest of $328 million and $161 million for the three months ended June 30, 2009 and 2008, respectively, and $575 million and $239 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Includes $309 million and $114 million as of June 30, 2009 and 2008, respectively, associated with acquired loans subject to SOP 03-3.

(3)	Includes charges of $73 million and $114 million for the three months ended June 30, 2009 and 2008, respectively, and $188 million and $123 million for the six months ended June 30, 2009 and 2008, respectively, related to unsecured HomeSaver Advance loans.

(4)	Includes charges recorded at the date of acquisition of $2.1 billion and $380 million for the three months ended June 30, 2009 and 2008, respectively, and $3.5 billion and $1.1 billion for the six months ended June 30, 2009 and 2008, respectively for acquired loans subject to SOP 03-3 where the acquisition cost exceeded the fair value of the acquired loan.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in trading and AFS securities, which are presented at fair value as of June 30, 2009 and December 31, 2008.

	As of
	June 30,	December 31,
	2009	2008(1)
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$177,373	$164,241
Fannie Mae structured MBS	65,321	70,009
Non-Fannie Mae single-class	34,168	27,497
Non-Fannie Mae structured	38,037	43,119
Non-Fannie Mae structured multifamily (CMBS)	20,144	19,691
Mortgage revenue bonds	13,658	13,183
Other	1,894	1,914

Total	350,595	339,654

Non-mortgage-related securities:
Asset-backed securities	9,808	10,598
Corporate debt securities	935	6,037
Other	5,003	1,005

Total	15,746	17,640

Total investments in securities	$366,341	$357,294

(1)	Certain amounts have been reclassified to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of June 30, 2009 and December 31, 2008.

	As of
	June 30,	December 31,
	2009	2008(1)
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$42,973	$48,134
Fannie Mae structured MBS	9,130	9,872
Non-Fannie Mae single-class	959	1,061
Non-Fannie Mae structured	4,626	5,199
Non-Fannie Mae structured multifamily (CMBS)	8,349	8,205
Mortgage revenue bonds	617	695

Total	66,654	73,166

Non-mortgage-related securities:
Asset-backed securities	9,808	10,598
Corporate debt securities	935	6,037
Other	5,003	1,005

Total	15,746	17,640

Total trading securities	$82,400	$90,806

Losses in trading securities held in our portfolio, net	$4,494	$7,195

(1)	Certain amounts have been reclassified to conform to the current period presentation.

The following table displays information about our net trading gains and losses for the three and six months ended June 30, 2009 and 2008.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Net trading gains (losses):
Mortgage-related securities	$811	$(1,104)	$690	$(1,767)
Non-mortgage-related securities	750	139	1,038	(425)

Total	$1,561	$(965)	$1,728	$(2,192)

Net trading gains (losses) recorded in the period related to securities still held at period end
Mortgage-related securities	$787	$(1,093)	$655	$(1,911)
Non-mortgage-related securities	694	156	1,028	(379)

Total	$1,481	$(937)	$1,683	$(2,290)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and six months ended June 30, 2009 and 2008.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Gross realized gains	$1,370	$1,398	$2,169	$1,473
Gross realized losses	1,283	1,418	1,946	1,460
Total proceeds	75,821	66,545	107,731	69,600

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities held as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses-	Losses-	Fair
	Cost(1)	Gains	OTTI(2)	Other	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$130,623	$3,856	$—	$(79)	$134,400
Fannie Mae structured MBS	54,300	1,984	(41)	(52)	56,191
Non-Fannie Mae single-class mortgage- related securities	32,117	1,100	—	(8)	33,209
Non-Fannie Mae structured mortgage-related securities	45,219	252	(7,971)	(4,089)	33,411
Non-Fannie Mae structured mortgage-related securities (CMBS)	15,918	—	—	(4,123)	11,795
Mortgage revenue bonds	14,241	40	(53)	(1,187)	13,041
Other mortgage-related securities	2,494	25	(560)	(65)	1,894

Total	$294,912	$7,257	$(8,625)	$(9,603)	$283,941

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2008(3)
	Total	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$112,943	$3,231	$(67)	$116,107
Fannie Mae structured MBS	59,002	1,333	(198)	60,137
Non-Fannie Mae single-class mortgage-related securities	25,798	665	(27)	26,436
Non-Fannie Mae structured mortgage-related securities	46,972	195	(9,247)	37,920
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)	16,036	—	(4,550)	11,486
Mortgage revenue bonds	14,636	29	(2,177)	12,488
Other mortgage-related securities	2,319	29	(434)	1,914

Total	$277,706	$5,482	$(16,700)	$266,488

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments recognized in our condensed consolidated statements of operations.

(2)	Reflects the noncredit component of other-than-temporary impairment losses recorded in other comprehensive loss as well as subsequent changes in fair value for which an other-than-temporary impairment has previously occured.

(3)	Certain amounts have been reclasssified to conform to the current period presentation.

The following tables display additional information regarding gross unrealized losses by major security type for AFS securities held as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross	Total	Gross	Total
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in millions)

Fannie Mae single-class MBS	$(79)	$16,104	$—	$26
Fannie Mae structured MBS	(57)	1,718	(36)	572
Non-Fannie Mae single-class mortgage-related securities	(7)	551	(1)	48
Non-Fannie Mae structured mortgage-related securities	(6,991)	13,412	(5,069)	14,152
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)	—	—	(4,123)	11,795
Mortgage revenue bonds	(85)	1,786	(1,155)	8,516
Other mortgage-related securities	(457)	1,259	(168)	610

Total temporarily-impaired available-for-sale securities	$(7,676)	$34,830	$(10,552)	$35,719

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2008(1)
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross	Total	Gross	Total
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in millions)

Fannie Mae single-class MBS	$(64)	$4,842	$(3)	$330
Fannie Mae structured MBS	(105)	2,471	(93)	2,514
Non-Fannie Mae single-class mortgage-related securities	(23)	1,775	(4)	643
Non-Fannie Mae structured mortgage-related securities	(1,259)	4,567	(7,989)	18,170
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)	(2,533)	6,821	(2,016)	4,666
Mortgage revenue bonds	(854)	6,230	(1,323)	4,890
Other mortgage-related Securities	(388)	1,313	(46)	77

Total temporarily-impaired available-for-sale securities	$(5,226)	$28,019	$(11,474)	$31,290

(1)	Certain amounts have been reclassified to conform to the current presentation.

Other-Than-Temporary Impairments

We adopted the provisions of FSP FAS 115-2 as of April 1, 2009. As prescribed by FSP FAS 115-2, for the three months ended June 30, 2009, we recognized the credit component of other-than-temporary impairments of our debt securities in our condensed consolidated statement of operation and the noncredit component in “Other comprehensive loss” for those securities for which we do not intend to sell and it is not more likely than not that we will be required to sell before recovery. For the three months ended June 30, 2009, we recognized other-than-temporary impairments of $753 million in our condensed consolidated statement of operations.

The fair value of our securities varies from period to period due to changes in interest rates, changes in performance of the underlying collateral and changes in credit performance of the underlying issuer, among other factors. Included in the $18.2 billion of gross unrealized losses on AFS securities as of June 30, 2009, which includes unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in accumulated other comprehensive loss, were unrealized losses of $10.6 billion that have existed for a period of 12 consecutive months or longer. The securities with unrealized losses for 12 consecutive months or longer had a market value as of June 30, 2009 that was on average 77% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectability of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays activity related to the credit component recognized in earnings on debt securities held by us for which a portion of other-than-temporary impairment was recognized in AOCI for the three months ended June 30, 2009.

(Dollars in millions)

Balance, March 31, 2009	$—
Credit component of other-than-temporary impairment not reclassified to AOCI in conjunction with the cumulative effect transition adjustment	4,265
Additions for the credit component on debt securities for which OTTI was not previously recognized	222
Increase for credit losses related to securities for which credit-related OTTI was previously recognized	531
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(64)

Balance, June 30, 2009	$4,954

As of June 30, 2009, those debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in our condensed consolidated statement of operations consisted predominantly of non-Fannie Mae structured mortgage-related securities. For these residential mortgage-related securities, we estimate the portion of loss attributable to credit using discounted cash flow models. The models were created based on the performance of first-lien loans in a loan performance asset-backed securities database and reflect the average performance of all private-label mortgage-related securities. There are separate models to project regional home prices, interest rates, prepayment speeds, conditional default rates, severity, delinquency rates and early payment defaults on a loan-level basis by product type. Loan-level performance projections are aggregated by pool and then prepayment, default, severity and delinquency vectors for these pools are passed to cash flow modeling software, which has detailed information on security-level subordination levels and cash flow priority of payments in order to project our bond cash flows, including projections of bond principal losses and interest shortfalls. Other-than-temporary impairments have been recorded based on this analysis for the three months ended June 30, 2009, with amounts related to credit loss recognized in our condensed consolidated statement of operations.

Outside of residential mortgage-related securities, other models are used that incorporate historical performance information and other relevant public data to run cash flows and assess for other-than-temporary impairment. In cases where credit-sensitized cash flows cannot be run, a qualitative and quantitative analysis is performed to assess whether the bond is other-than-temporarily impaired. If it is deemed to be other-than-temporarily impaired, a credit holdback is assessed to the projected “no loss” cash flows of the security.

Our cash flow projections are derived from internal models that consider particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement.

The following table displays the modeled attributes for securities that were other-than-temporarily impaired.

		Range
	Weighted Average	Minimum	Maximum

Prepayment rates	4.0%	0.5%	10.4%
Default rates	68.8	16.2	83.0
Loss severity	60.8	29.2	93.6

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the amortized cost and fair value of our AFS securities by investment classification and remaining maturity, assuming no principal prepayments, as of June 30, 2009. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2009
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
					(Dollars in millions)

Fannie Mae single-class MBS(2)	$130,623	$134,400	$1	$1	$720	$753	$18,378	$19,022	$111,524	$114,624
Fannie Mae structured MBS(2)	54,300	56,191	—	—	80	85	7,063	7,325	47,157	48,781
Non-Fannie Mae single-class mortgage-related securities(2)	32,117	33,209	—	—	98	100	858	892	31,161	32,217
Non-Fannie Mae structured mortgage-related securities(2)	45,219	33,411	—	—	13	13	1,426	1,437	43,780	31,961
Non-Fannie Mae structured mortgage-related securities (CMBS)	15,918	11,795	200	140	377	352	15,171	11,243	170	60
Mortgage revenue bonds	14,241	13,041	27	27	316	321	780	777	13,118	11,916
Other mortgage-related securities	2,494	1,894	—	—	—	—	—	25	2,494	1,869

Total	$294,912	$283,941	$228	$168	$1,604	$1,624	$43,676	$40,721	$249,404	$241,428

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments recognized in our consolidated statements of operations.

(2)	Mortgage-backed securities are reported based on contractual maturities assuming no prepayments.

7.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the three months ended June 30, 2009 and June 30, 2008, the unpaid principal balance of portfolio securitizations was $135.5 billion and $13.4 billion, respectively. For the six months ended June 30, 2009 and June 30, 2008, the unpaid principal balance of portfolio securitizations was $158.4 billion and $24.6 billion, respectively.

For the transfers that were recorded as sales, we have continuing involvement in the assets transferred to a trust as a result of our investments in securities issued by the trusts and our guaranty and master servicing relationships. The following table displays our continuing involvement in the form of Fannie Mae MBS,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

guaranty asset, guaranty obligation and master servicing asset (“MSA”) or master servicing liability (“MSL”) as of June 30, 2009 and December 31, 2008.

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Fannie Mae MBS	$46,096	$45,705
Guaranty asset	775	438
MSA	8	10
Guaranty obligation (excluding deferred profit)	(976)	(769)
MSL	(28)	(27)

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

Our investments in Fannie Mae single-class MBS, Fannie Mae Megas, real estate mortgage investments conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”) are interests in securities with active markets. We primarily rely on third party prices to estimate the fair value of these interests. For the purpose of this disclosure, we aggregate similar securities in order to measure the key assumptions associated with the fair values of our interests, which are approximated by solving for the estimated discount rate, or yield, using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on either our proprietary models that are consistent with the projected interest rate path, the pricing speed for newly issued REMICs, or lagging 12-month actual prepayment speed. All prepayment speeds are expressed as a 12-month CPR.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays some key characteristics of the securities retained in portfolio securitizations.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of June 30, 2009
Unpaid principal balance	$19,460	$25,109
Fair value	20,282	25,814
Impact on value from a 10% adverse change	(2,028)	(2,581)
Impact on value from a 20% adverse change	(4,056)	(5,163)
Weighted-average coupon	5.86%	6.91%
Weighted-average loan age	2.9 years	4.5 years
Weighted-average maturity	24.7 years	26.7 years
As of December 31, 2008
Unpaid principal balance	$17,872	$27,117
Fair value	18,360	27,345
Impact on value from a 10% adverse change	(1,836)	(2,735)
Impact on value from a 20% adverse change	(3,672)	(5,469)
Weighted-average coupon	5.92%	7.03%
Weighted-average loan age	2.9 years	4.2 years
Weighted-average maturity	24.5 years	27.0 years

The following table displays the key assumptions used in measuring the fair value at the time of portfolio securitization of our continuing involvement with the assets we transferred into trusts in the form of our guaranty assets for the six months ended June 30, 2009.

Guaranty
Assets(4)

For the six months ended June 30, 2009
Weighted-average life(1)	5.2 years
Average 12-month CPR(2)	28.8%
Average discount rate assumption(3)	4.26%

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the expected 12-month average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows, derived for the forward curve based on interest rate swaps, excluding the option adjusted spreads.

(4)	The weighted-average life and average 12-month CPR assumptions for our guaranty asset approximate the assumptions used for our guaranty obligation at time of securitization.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the key assumptions used in measuring the fair value of our continuing involvement, excluding our MSA and MSL, which is not significant, related to portfolio securitization transactions as of June 30, 2009 and December 31, 2008, and a sensitivity analysis showing the impact of changes in key assumptions.

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Guaranty Assets
Valuation at period end:
Fair value	$778	$440
Weighted-average life(1)	4.9 years	2.2 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	29.3%	59.30%
Impact on value from a 10% adverse change	$(31)	$(38)
Impact on value from a 20% adverse change	(60)	(71)
Discount rate assumptions:
Average discount rate assumption(3)	4.06%	5.69%
Impact on value from a 10% adverse change	$(26)	$(10)
Impact on value from a 20% adverse change	(50)	(19)
Guaranty Obligations
Valuation at period end:
Fair value	$4,364	$2,703
Anticipated credit losses(4)	3,472	2,246
Weighted-average life(1)	4.9 years	2.2 years
Home price assumptions:
24 month average home price assumption	(5.6)%	(5.0)%
Impact on credit losses due to a 2.5% decline in home prices	$319	$454
Impact on credit losses due to a 5% decline in home prices	649	723
Loan-to-value assumptions:
Average estimated current loan-to-value ratio	72.9%	72.3%
Impact on credit losses due to a 2.5% increase in loan-to-value	$328	$585
Impact on credit losses due to a 5% increase in loan-to-value	669	905

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the 12-month average payment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows, derived from the forward curve based on interest rate swaps, excluding the option adjusted spreads.

(4)	The present value of anticipated credit losses is calculated as the average across a distribution of possible outcomes and may not be indicative of actual future losses such that actual results may vary materially.

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

The gain or loss on a portfolio securitization that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. The carrying amount of the financial assets sold is allocated between the assets sold and the interests retained, if any, based on their relative fair value at the date of sale. Further, our recourse obligations are recognized at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. We recorded a net gain on portfolio securitizations of $310 million and a net loss on portfolio securitizations of $67 million for the three months ended June 30, 2009 and 2008, respectively. We recorded a net gain on portfolio securitizations of $630 million and a net loss on portfolio securitizations of $25 million for the six months ended June 30, 2009 and 2008, respectively. These amounts are recognized as a component of “Investment losses, net” in our condensed consolidated statements of operations.

The following table displays cash flows from our securitization trusts related to portfolio securitizations accounted for as sales for the three and six months ended June 30, 2009 and 2008.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in millions)

Proceeds from new securitizations	$39,276	$7,350	$61,339	$17,923
Guaranty and other income	89	37	152	81
Principal and interest received on retained interests	2,543	2,045	4,836	4,042
Purchases of previously transferred financial asstes	(182)	(21)	(305)	(55)

“Managed loans” are defined as on-balance sheet mortgage loans as well as mortgage loans that have been securitized in portfolio securitizations that have qualified as sales pursuant to SFAS 140. The following table displays the unpaid principal balances of managed loans as well as the unpaid principal balances of those managed loans that are delinquent as of June 30, 2009 and December 31, 2008.

	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)
	(Dollars in millions)

As of June 30, 2009
Loans held for investment	$395,666	$26,752
Loans held for sale	31,044	119
Securitized loans	153,105	6,334

Total loans managed	$579,815	$33,205

As of December 31, 2008
Loans held for investment	$415,485	$19,363
Loans held for sale	14,008	79
Securitized loans	114,163	2,560

Total loans managed	$543,656	$22,002

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which interest is no longer being accrued. We discontinue accruing interest when payment of principal and interest in full is not reasonably assured.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Net credit losses incurred during the three months ended June 30, 2009 and 2008 related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $896 million and $556 million, respectively. For the six months ended June 30, 2009 and 2008, net credit losses related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $1.8 billion and $996 million, respectively.

The following table displays the carrying amount and classification of assets and associated liabilities recognized as of June 30, 2009 and December 31, 2008, as a result of transfers of financial assets in portfolio securitization transactions that did not qualify as sales and have been accounted for as secured borrowings. The assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS.

	As of
	June 30,	December 31,
	2009	2008
	(Dollars in millions)

Assets:
Loans held for investment	$89,445	$83
Available-for-sale securities	8,897	9,660
Loans held for sale	2,015	2,383
Trading securities	562	593

Total	$100,919	$12,719

Liabilities—Long-term debt	$1,029	$1,168

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

We record a guaranty obligation for (i) guarantees on lender swap transactions issued or modified on or after January 1, 2003, pursuant to FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN No. 34) (“FIN 45”), (ii) guarantees on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our obligation to stand ready to perform on these guarantees. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $10.4 billion and $9.7 billion as of June 30, 2009 and December 31, 2008, respectively. We also record an estimate of incurred credit losses on these guarantees in the “Reserve for guaranty losses” in our condensed consolidated balance sheets, as discussed further in “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

We have a portion of our guarantees reflected in our condensed consolidated balance sheets. For those guarantees recorded in our condensed consolidated balance sheets, our maximum potential exposure under

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.5 trillion and $2.4 trillion as of June 30, 2009 and December 31, 2008, respectively. In addition, we had exposure of $152.5 billion and $172.2 billion for other guarantees not recorded in our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of FIN 45.

The maximum exposure from our guarantees is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guarantees, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recorded in our condensed consolidated balance sheets was $120.8 billion and $124.4 billion as of June 30, 2009 and December 31, 2008, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on guarantees not recorded in our condensed consolidated balance sheets was $15.4 billion and $17.6 billion as of June 30, 2009 and December 31, 2008, respectively. Recoverability of such credit enhancements and recourse is subject to, but not limited to, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. Refer to “Note 17, Concentrations of Credit Risk” for additional information.

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the underlying mortgage loans of the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due and the percentage of multifamily loans two or more months past due, of loans with certain risk characteristics such as mark-to-market, loan-to-value ratio, vintage and operating debt service coverage. We use this information, in conjunction with housing market and economic conditions, to ensure that our pricing and our eligibility and underwriting criteria accurately reflect the current risk of loans with these high-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain risk characteristics of our conventional single-family and total multifamily book of business as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009(1)			As of December 31, 2008(1)
	30 days	60 days	Seriously	30 days	60 days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of single-family conventional guaranty book of business(3)	2.37%	1.06%	4.97%	2.53%	1.10%	2.96%
Percentage of single-family conventional loans(4)	2.39	0.96	3.94	2.52	1.00	2.42

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of June 30, 2009(1)		As of December 31, 2008(1)
	Percentage of		Percentage of
	Single-family	Percentage	Single-family	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business(3)	Delinquent(2)(5)	of Business(3)	Delinquent(2)(5)

Estimated mark-to-market loan-to-value ratio:(7)
100.01% to 110%	5%	10.68%	5%	7.12%
110.01% to 120%	3	13.60	3	9.91
120.01% to 125%	1	15.67	1	11.79
Greater than 125%	5	25.20	3	18.43
Geographical Distribution:
Arizona	3	6.54	3	3.41
California	17	4.23	16	2.30
Florida	7	9.71	7	6.14
Nevada	1	9.33	1	4.74
Midwest(8)	11	4.16	11	2.70
All other states	61	2.95	62	1.86
Product Distribution (not mutually exclusive):(5)
Alt-A	10	11.91	11	7.03
Subprime(9)	—	21.75	—	14.29
Negatively amortizing adjustable rate	1	8.48	1	5.61
Interest only	7	15.09	8	8.42
Investor property	6	4.65	6	2.95
Condo/Coop	9	4.58	9	2.73
Original loan-to-value ratio >90%(6)	10	9.66	10	6.33
FICO score <620(6)	4	13.07	5	9.03
Original loan-to-value ratio >90% and FICO score <620(6)	1	21.37	1	15.97
Vintages:
2005	12	5.09	13	2.99
2006	12	9.05	14	5.11
2007	17	9.22	20	4.70
2008	14	1.95	16	0.67
All other vintages	45	1.78	37	1.35

(1)	Consists of the portion of our conventional single-family mortgage credit book of business for which we have access to detailed loan level information, which constitutes approximately 95% and 96% of our total conventional single-family mortgage credit book of business as of June 30, 2009 and December 31, 2008, respectively.

(2)	Includes single-family loans that are three months or more past due or in foreclosure.

(3)	Percentage based on unpaid principal balance.

(4)	Percentage based on loan amount.

(5)	Represents percentage of each respective category based on loan count of seriously delinquent loans divided by total loan count of respective category.

(6)	Includes housing goals oriented loans such as MyCommunityMortgage® and Expanded Approval®.

(7)	The aggregate estimated mark-to-market loan-to value ratio is based on the estimated periodic changes in home value, and the unpaid principal balance of the loan as of the date of each reported period. Excludes loans for which this information is not readily available.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(8)	Selected midwest states include Illinois, Indiana, Michigan, and Ohio.

(9)	Due to rounding, the percentage of the Single-Family book represented by Subprime is below one half of one percent.

	As of June 30, 2009(1)		As of December 31, 2008(1)
	30 days	Seriously	30 days	Seriously
	Delinquent(2)	Delinquent(1)(2)	Delinquent(2)	Delinquent(1)

Percentage of multifamily guaranty book of business	0.22%	0.51%	0.12%	0.30%

	As of June 30, 2009		As of December 31, 2008
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent(2)(3)	Book of Business	Delinquent(2)(3)

Originating loan-to-value ratio:
Greater than 80%	5%	0.50%	5%	0.92%
Less than or equal to 80%	95	0.51	95	0.27
Operating debt service coverage ratio:
Less than or equal to 1.10%	11	0.09	11	—
Greater than 1.10%	89	0.56	89	0.33
Originating loan size distribution:
Less than or equal to $750,000	3	0.81	3	0.55
Greater than $750,000 and less than or equal to $3 million	13	0.79	13	0.52
Greater than $3 million and less than or equal to $5 million	10	0.90	10	0.39
Greater than $5 million and less than or equal to $25 million	40	0.53	41	0.43
Greater than $25 million	34	0.26	33	—
Maturing dates:
Maturing in 2009	5	0.55	6	0.10
Maturing in 2010	3	0.31	3	0.32
Maturing in 2011	5	0.32	5	0.37
Maturing in 2012	9	1.21	10	0.16
Maturing in 2013	11	0.19	—	—

(1)	Consists of the portion of our multifamily mortgage credit book of business for which we have access to detailed loan level information, which constitutes approximately 83% and 82% of our total multifamily mortgage credit book of business as of June 30, 2009 and December 31, 2008, respectively.

(2)	Percentage based on unpaid principal balance.

(3)	Includes multifamily loans that are two months or more past due.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Obligations

The following table displays changes in our “Guaranty obligations” in our condensed consolidated balance sheets for the three and six months ended June 30, 2009 and 2008.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Balance as of beginning of period	$11,673	$15,521	$12,147	$15,393
Additions to guaranty obligations(1)	2,079	2,347	3,414	4,470
Amortization of guaranty obligation into guaranty fee income	(1,265)	(1,140)	(3,028)	(2,979)
Impact of consolidation activity(2)	(129)	(287)	(175)	(443)

Balance as of end of period	$12,358	$16,441	$12,358	$16,441

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guarantees.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trusts.

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

Deferred profit had a carrying amount of $1.9 billion and $2.5 billion as of June 30, 2009 and December 31, 2008, respectively. For the three months ended June 30, 2009 and 2008, we recognized deferred profit amortization of $226 million and $417 million, respectively. For the six months ended June 30, 2009 and 2008, we recognized deferred profit amortization of $509 million and $731 million, respectively.

The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $5.3 billion and $3.8 billion as of June 30, 2009 and December 31, 2008, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in a MBS trust in a Fannie Mae securitization transaction; however, we are compensated to carry out administrative functions for the trust and oversee the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either a MSA or a MSL.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying value and fair value of our MSA for the three and six months ended June 30, 2009 and 2008.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Cost basis:
Beginning balance	$650	$1,083	$764	$1,171
Additions	12	102	37	203
Amortization	(9)	(47)	(39)	(118)
Other-than-temporary impairments	(276)	(76)	(385)	(186)
Reductions for MBS trusts paid-off and impact of consolidation activity	(1)	(10)	(1)	(18)

Ending balance	376	1,052	376	1,052

Valuation allowance:
Beginning balance	103	74	73	10
LOCOM adjustments	248	177	517	412
LOCOM recoveries	(268)	(165)	(507)	(336)

Ending balance	83	86	83	86

Carrying value	$293	$966	$293	$966

Fair value, beginning of period	$617	$1,319	$855	$1,808

Fair value, end of period	$319	$1,261	$319	$1,261

The carrying value of our MSL, which approximates its fair value, was $76 million and $42 million as of June 30, 2009 and December 31, 2008, respectively.

We recognized servicing income, referred to as “Trust management income” in our condensed consolidated statements of operations, of $13 million and $75 million for the three months ended June 30, 2009 and 2008, respectively, and $24 million and $182 million for the six months ended June 30, 2009 and 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9.	Acquired Property, Net

Acquired property, net consists of foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. The following table displays the activity in acquired property and the related valuation allowance for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2009
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
			(Dollars in millions)

Balance as of beginning of period	$7,759	$(1,129)	$6,630	$8,040	$(1,122)	$6,918
Additions	3,009	(15)	2,994	5,551	(31)	5,520
Disposals	(3,388)	479	(2,909)	(6,211)	852	(5,359)
Write-downs, net of recoveries	—	(107)	(107)	—	(471)	(471)

Balance as of end of period	$7,380	$(772)	$6,608	$7,380	$(772)	$6,608

	For the Three Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2008
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$5,069	$(348)	$4,721	$3,853	$(251)	$3,602
Additions	2,756	(8)	2,748	5,026	(16)	5,010
Disposals	(1,372)	129	(1,243)	(2,426)	231	(2,195)
Write-downs, net of recoveries	—	(231)	(231)	—	(422)	(422)

Balance as of end of period	$6,453	$(458)	$5,995	$6,453	$(458)	$5,995

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our Single-family segment.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates as of June 30, 2009 and December 31, 2008.

	As of
	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under
agreements to repurchase	$—	—%	$77	0.01%

Fixed short-term debt:
Discount notes	$256,266	0.74%	$322,932	1.75%
Foreign exchange discount notes	189	1.18	141	2.50
Other short-term debt	224	1.35	333	2.80

Total fixed short-term debt	256,679	0.74	323,406	1.75
Floating-rate short-term debt(2)	3,102	1.17	7,585	1.66

Total short-term debt	$259,781	0.74%	$330,991	1.75%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value as of December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of June 30, 2009 and December 31, 2008.

	As of
	June 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
			(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2009-2030	$277,360	4.39%	2009-2030	$251,063	4.92%
Medium-term notes	2009-2019	153,146	3.13	2009-2018	151,277	4.20
Foreign exchange notes and bonds	2010-2028	1,204	5.57	2009-2028	1,513	4.70
Other long-term debt(2)	2009-2039	57,200	5.76	2009-2038	73,061	5.95

Total senior fixed		488,910	4.16		476,914	4.85
Senior floating:
Medium-term notes	2009-2013	67,556	0.83	2009-2017	45,737	2.21
Other long-term debt(2)	2020-2037	1,210	6.38	2020-2037	874	7.22

Total senior floating		68,766	0.93		46,611	2.30
Subordinated fixed:
Medium-term notes	2011-2011	2,500	6.29	2011-2011	2,500	6.24
Other subordinated debt	2012-2019	7,217	6.65	2012-2019	7,116	6.58

Total subordinated fixed		9,717	6.56		9,616	6.50
Debt from consolidations	2009-2039	5,936	5.76	2009-2039	6,261	5.87

Total long-term debt(3)		$573,329	3.83%		$539,402	4.67%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Reported amounts include a net discount and other cost basis adjustments of $16.8 billion and $15.5 billion as of June 30, 2009 and December 31, 2008, respectively.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may not be able to draw on them if and when needed. As of June 30, 2009 and December 31, 2008, we had secured uncommitted lines of credit of $30.0 billion and unsecured uncommitted lines of credit of $500 million. No amounts were drawn on these lines of credit as of June 30, 2009 or December 31, 2008.

Credit Facility with Treasury

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Treasury credit facility require approval from Treasury at the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

time of request. Treasury is not obligated under the credit facility to make, increase, renew or extend any loan to us. The credit facility does not specify a maximum amount that may be borrowed under the credit facility, but any loans made to us by Treasury pursuant to the credit facility must be collateralized by Fannie Mae MBS or Freddie Mac MBS.

The credit facility does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily London Interbank Offered Rate (“LIBOR”) for a similar term of the loan plus 50 basis points. As of August 6, 2009, we have not drawn on this credit facility. If we borrow under this credit facility, we will account for the draw as a secured borrowing.

11.	Derivative Instruments and Hedging Activities

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

We account for our derivatives pursuant to SFAS 133, as amended and interpreted, and recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts are recorded in “Derivative assets at fair value” or “Derivative liabilities at fair value” in our condensed consolidated balance sheets. With the exception of commitments accounted for as derivatives, we do not settle the notional amount of our derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

The derivatives we use for interest rate risk management purposes consist primarily of over-the-counter contracts that fall into three broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps, receive-fixed swaps, and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps.

•	Foreign currency swaps. These swaps convert debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting during 2009. In the three months ended June 30, 2008, we employed fair value hedge accounting for some of our interest rate risk management activities by designating hedging relationships between certain of our interest rate derivatives and mortgage assets. We achieved hedge accounting by designating all or a fixed percentage of a pay-fixed receive variable interest rate swap as a hedge of the changes in the fair value attributable to the changes in LIBOR for a specific mortgage asset. All derivative

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

gains and losses, including accrued interest, are recorded in “Fair value gains (losses), net” in our condensed consolidated statements of operations.

When we determined that a hedging relationship was highly effective, changes in the fair value of the hedged item attributable to changes in the benchmark interest rate were recorded as an adjustment to the carrying value of the hedged item. These adjustments are amortized into earnings over the remaining life of the hedged item in accordance with our policies for amortization of carrying value adjustments. For the three and six months ended June 30, 2008, we recorded $803 million of decreases in the carrying value of the hedged assets before related amortization due to hedge accounting. This loss on the hedged asset was partially offset by fair value gains of $789 million on the pay-fixed swaps designated as hedging instruments for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2008, we recorded a loss for the ineffective portion of our hedges of $14 million. Our assessment of hedge effectiveness excluded a derivative loss of $35 million, which was not related to changes in the benchmark interest rate for the three and six months ended June 30, 2008.

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

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments on a gross basis, before the application of master netting agreements, as of June 30, 2009.

	As of June 30, 2009
	Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed(1)	$67,920	$2,840	$582,527	$(37,988)
Receive-fixed(2)	398,652	22,961	173,150	(6,877)
Basis	6,705	31	15,495	(14)
Foreign currency	657	117	774	(85)
Swaptions:
Pay-fixed	83,300	1,876	3,050	(3)
Receive-fixed	84,680	5,568	—	—
Interest rate caps	3,000	64	—	—
Other(3)	739	63	8	—

Total gross risk management derivatives	645,653	33,520	775,004	(44,967)
Collateral receivable (payable)(4)	—	13,545	—	(2,214)
Accrued interest receivable (payable)	—	6,200	—	(6,528)

Total net risk management derivatives	$645,653	$53,265	$775,004	$(53,709)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$3,290	$26	$4,568	$(56)
Forward contracts to purchase mortgage-related securities	31,284	381	24,322	(355)
Forward contracts to sell mortgage-related securities	38,554	533	72,165	(726)

Total mortgage commitment derivatives	$73,128	$940	$101,055	$(1,137)

Derivatives at fair value	$718,781	$54,205	$876,059	$(54,846)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Estimated fair value amount includes approximately $60 million of fees on unsettled swap terminations related to liability derivatives.

(2)	Estimated fair value amount includes approximately $24 million of fees on unsettled swap terminations related to asset derivatives, and approximately $7 million of fees on unsettled swap terminations related to liability derivatives.

(3)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(4)	Collateral receivable represents collateral posted by us for derivatives in a loss position. Collateral payable represents collateral posted by counterparties to reduce our exposure for derivatives in a gain position.

A majority of our derivative instruments contain provisions that require our debt to maintain a minimum credit rating from each of the major credit rating agencies. If our debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a net liability position as of June 30, 2009 is $14.0 billion for which we have posted collateral of $13.5 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered on June 30, 2009, we would be required to post an additional $652 million of collateral to our counterparties.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays, by type of derivative instrument, the fair value gains and losses on our derivatives for the three and six months ended June 30, 2009 and 2008.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$19,430	$15,782	$22,744	$(113)
Receive-fixed	(16,877)	(11,092)	(18,239)	1,700
Basis	45	(73)	22	(68)
Foreign currency(1)	159	(20)	86	126
Swaptions:
Pay-fixed	900	270	885	81
Receive-fixed	(4,250)	(2,499)	(7,488)	(2,226)
Interest rate caps	21	4	21	3
Other(2)	(52)	(13)	(23)	51

Total risk management fair value gains (losses), net(3)	(624)	2,359	(1,992)	(446)
Mortgage commitment derivatives fair value gains (losses), net	87	(66)	(251)	(264)

Total derivatives fair value gains (losses), net	$(537)	$2,293	$(2,243)	$(710)

(1)	Includes the effect of net contractual interest income accruals of $9 million and $6 million for the three months ended June 30, 2009 and 2008, respectively, and interest income accruals of $15 million and $3 million for the six months ended June 30, 2009 and 2008, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net gain of $150 million and a net loss of $26 million for the three months ended June 30, 2009 and 2008, respectively, and a net gain of $71 million and $123 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(3)	Reflects net derivatives fair value gains (losses), excluding mortgage commitments, recognized in our condensed consolidated statements of operations.

Volume and Activity of our Derivatives

Risk Management Derivatives

The following tables display, by derivative instrument type, our risk management derivative activity for the three and six months ended June 30, 2009.

	For the Three Months Ended June 30, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(1)	Fixed(2)	Basis(3)	Currency(4)	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of April 1, 2009	$620,850	$549,823	$19,815	$1,222	$85,150	$89,630	$500	$748	$1,367,738
Additions	78,509	56,680	2,385	126	8,200	4,500	2,500	—	152,900
Terminations(6)	(48,912)	(34,701)	—	82	(7,000)	(9,450)	—	—	(99,981)

Notional balance as of June 30, 2009	$650,447	$571,802	$22,200	$1,430	$86,350	$84,680	$3,000	$748	$1,420,657

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(1)	Fixed(2)	Basis(3)	Currency(4)	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of January 1, 2009	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	177,444	184,638	2,565	324	13,850	6,700	2,500	13	388,034
Terminations(6)	(73,913)	(63,917)	(4,925)	(546)	(7,000)	(15,580)	—	(92)	(165,973)

Notional balance as of June 30, 2009	$650,447	$571,802	$22,200	$1,430	$86,350	$84,680	$3,000	$748	$1,420,657

(1)	Notional amounts include swaps callable by us of $1.7 billion as of June 30, 2009, March 31, 2009 and December 31, 2008.

(2)	Notional amounts include swaps callable by derivatives counterparties of $25 million, $1.0 billion and $10.4 billion as of June 30, 2009, March 31, 2009 and December 31, 2008, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $885 million, $500 million and $925 million as of June 30, 2009, March 31, 2009 and December 31, 2008, respectively.

(4)	Exchange rate adjustments to revalue foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Beginning in the three month period ended June 30, 2009, exchange rate adjustments for foreign currency swaps that are added or terminated during the period are reflected in the respective categories. Terminations include foreign exchange rate gains of $158 million and $102 million for the three and six months ended June 30, 2009, respectively.

(5)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts.

Mortgage Commitment Derivatives

The following tables display, by commitment type, our mortgage commitment derivative activity for the three and six months ended June 30, 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009		June 30, 2009
	Purchase	Sale	Purchase	Sale
	Commitments	Commitments	Commitments	Commitments
	(Dollars in millions)

Notional balance as of the beginning of the period(1)	$55,922	$71,984	$35,004	$36,232
Mortgage related securities:
Open commitments(2)	268,085	296,829	392,519	462,414
Settled commitments(3)	(254,654)	(258,094)	(362,662)	(387,927)
Loans:
Open commitments(2)	35,669	—	76,435	—
Settled commitments(3)	(41,558)	—	(77,832)	—

Notional balance as of the end of the period(1)	$63,464	$110,719	$63,464	$110,719

(1)	Represents the balance of open mortgage commitment derivatives.

(2)	Represents open mortgage commitment derivatives traded during the three and six months ended June 30, 2009.

(3)	Represents mortgage commitment derivatives settled during the three and six months ended June 30, 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

We also manage our exposure to derivatives counterparties by requiring collateral to limit our counterparty credit risk exposure. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Cash collateral posted by us prior to July 10, 2009 and non-cash collateral posted to us is held and monitored daily by a third-party custodian. Beginning July 10, 2009, cash collateral posted to us is held and monitored by us. We analyze credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes.

The table below displays the credit exposure on outstanding risk management derivative instruments by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$1,544	$868	$2,412	$63	$2,475
Less: Collateral held(4)	—	1,446	810	2,256	—	2,256

Exposure net of collateral	$—	$98	$58	$156	$63	$219

Additional information:
Notional amount(5)	$250	$295,914	$1,123,703	$1,419,867	$790	$1,420,657
Number of counterparties(5)	1	6	10	17

	As of December 31, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,044	$686	$3,730	$101	$3,831
Less: Collateral held(4)	—	2,951	673	3,624	—	3,624

Exposure net of collateral	$—	$93	$13	$106	$101	$207

Additional information:
Notional amount(5)	$250	$533,317	$664,155	$1,197,722	$874	$1,198,596
Number of counterparties(5)	1	8	10	19

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(2)	Includes defined benefit mortgage insurance contracts, guaranteed guarantor trust swaps and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by approximating the fair value of all outstanding derivative contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and noncash collateral posted by our counterparties to us as of June 30, 2009 and December 31, 2008. The value of the non-cash collateral is reduced in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $13.5 billion related to our counterparties’ credit exposure to us as of June 30, 2009 and $15.0 billion related to our counterparties’ credit exposure to us as of December 31, 2008.

(5)	Interest rate and foreign currency derivatives in a net gain position had a total notional amount of $271.8 billion and $103.1 billion as of June 30, 2009 and December 31, 2008, respectively. Total number of interest rate and foreign currency counterparties in a net gain position was 4 and 2 as of June 30, 2009 and December 31, 2008, respectively.

12.	Income Taxes

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three months ended June 30, 2009 and 2008 was less than 1% and 17%, respectively, and 2% and 43% for the six months ended June 30, 2009 and 2008 respectively. Our effective tax rates were different from the federal statutory rate of 35% due to the benefits of our holdings of tax-exempt investments. In addition, our effective tax rates for the three and six months ended June 30, 2009 were also impacted by a valuation allowance of $5.3 billion and $14.1 billion, respectively, as well as a benefit for our ability to carry back net operating losses expected to be generated in the current year to prior years. Our effective tax rates for the three and six months ended June 30, 2008 were also impacted by the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $3.8 billion and $3.9 billion as of June 30, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge in our condensed consolidated statements of operations or Fannie Mae stockholders’ equity (deficit) if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

We are in a cumulative book taxable loss position and have been for more than a twelve-quarter period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions. These conditions deteriorated dramatically during 2008, causing a significant increase in our pre-tax loss, due in part to much higher credit losses, and downward revisions to our projections of future results. Because of the volatile economic conditions, our projections of future credit losses have become more uncertain.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

During the third quarter of 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA. As a result, we recorded a valuation allowance on our deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through AOCI for certain available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts. There have been no changes to our conclusion as of June 30, 2009. For the three and six months ended June 30, 2009, we also did not establish a valuation allowance for the benefit recognized related to our ability to carry back net operating losses expected to be generated in the current year to prior years.

As a result of adopting FSP FAS 115-2, we recorded a cumulative-effect adjustment at April 1, 2009 of $8.5 billion on a pre-tax basis ($5.6 billion after tax) to reclassify the noncredit portion of previously recognized other-than-temporary impairments from “Accumulated deficit” to “Accumulated other comprehensive loss.” We also reduced the “Accumulated deficit” and valuation allowance by $3.0 billion for the deferred tax asset related to the amounts previously recognized as other-than-temporary impairments in our condensed consolidated statements of operations based upon the assertion of our intent and ability to hold certain available-for-sale securities until recovery.

The Internal Revenue Service (“IRS”) has completed the field audit of our 2005 and 2006 federal income tax returns. We have reached a settlement with the IRS with an expected conclusion in the third quarter of 2009. We and the IRS appeals division have reached a tentative settlement for issues related to the tax years 1999-2004 with an expected conclusion in the fourth quarter of 2009.

Unrecognized Tax Benefits

We had $169 million and $1.7 billion of unrecognized tax benefits as of June 30, 2009 and December 31, 2008, respectively. Of these amounts, we had $8 million as of both June 30, 2009 and December 31, 2008, which, if resolved favorably, would reduce our effective tax rate in future periods. We have reached a settlement with the IRS with an expected conclusion in the third quarter of 2009 for the field audit of our 2005 and 2006 federal income tax returns. We and the IRS appeals division have reached a tentative settlement for issues related to the tax years 1999-2004 with an expected conclusion in the fourth quarter of 2009. As a result, it is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months of $20 million to $30 million for the tax years 2005 and 2006 and $90 million to $110 million for the tax years 1999-2004. The decrease in our unrecognized tax benefit during the six months ended June 30, 2009 is due to our settlement reached with the IRS regarding certain tax positions related to fair market value losses. The decrease in our unrecognized tax benefit represents a temporary difference; therefore, it does not result in a change to our effective tax rate.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the changes in our unrecognized tax benefits for the three and six months ended June 30, 2009 and 2008, respectively.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions)

Unrecognized tax benefit as of beginning of period	$169	$668	$1,745	$124
Gross increases—tax positions in prior years	—	1,300	—	1,844
Settlements	—	—	(1,576)	—

Unrecognized tax benefit as of end of period(1)	$169	$1,968	$169	$1,968

(1)	Amounts exclude tax credits of $30 million and $540 million as of June 30, 2009 and 2008, respectively.

13.	Loss Per Share

The following table displays the computation of basic and diluted loss per share of common stock for the three and six months ended June 30, 2009 and 2008.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss attributable to Fannie Mae	$(14,754)	$(2,300)	$(37,922)	$(4,486)
Preferred stock dividends(1)	(411)	(303)	(440)	(625)

Net loss attributable to common stockholders—basic and diluted	$(15,165)	$(2,603)	$(38,362)	$(5,111)

Weighted-average common shares outstanding—basic and diluted(2)	5,681	1,025	5,674	1,000
Basic and diluted loss per share	$(2.67)	$(2.54)	$(6.76)	$(5.11)

(1)	Amounts for the three and six months ended June 30, 2009 include approximately $409 million and $434 million, respectively, of dividends declared and paid as of June 30, 2009 on our outstanding cumulative senior preferred stock and $6 million of dividends accumulated, but undeclared, on our outstanding cumulative senior preferred stock.

(2)	Amount for the three and six months ended June 30, 2009 include 4.6 billion weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through June 30, 2009. There were no dilutive potential common shares for the three and six months ended June 30, 2009 and 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

14.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the three and six months ended June 30, 2009 and 2008. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended June 30,
	2009			2008
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$9	$—	$2	$11	$2	$2
Interest cost	14	2	3	12	3	2
Expected return on plan assets	(10)	—	—	(14)	—	—
Amortization of net actuarial (gain) loss	2	(1)	—	—	—	1
Amortization of net prior service credit	—	—	(2)	—	—	(2)
Special termination benefit charge	—	—	—	—	—	3

Net periodic benefit cost	$15	$1	$3	$9	$5	$6

	For the Six Months Ended June 30,
	2009			2008
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$18	$1	$3	$22	$4	$3
Interest cost	27	4	5	25	5	4
Expected return on plan assets	(21)	—	—	(29)	—	—
Amortization of net actuarial (gain) loss	11	(1)	—	—	—	1
Amortization of net prior service cost (credit)	—	—	(3)	—	1	(3)
Amortization of initial transition
obligation	—	—	1	—	—	1
Curtailment gain	—	(1)	—	—	—	—
Special termination benefit charge	—	—	—	—	—	3

Net periodic benefit cost	$35	$3	$6	$18	$10	$9

During the three and six months ended June 30, 2009, we contributed $1 million and $3 million to our nonqualified pension plans and $3 million and $5 million to other postretirement benefit plans, respectively. During the remaining period of 2009, we anticipate contributing an additional $83 million to our benefit plans, $76 million to our qualified pension plan, $3 million to our nonqualified pension plans and $4 million to our postretirement benefit plan.

15.	Segment Reporting

Our three reportable segments are: Single-Family, HCD, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The following table displays our segment results for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$186	$(51)	$3,600	$3,735
Guaranty fee income (expense)(2)	1,865	164	(370)	1,659
Trust management income	13	—	—	13
Investment losses, net	(15)	—	(30)	(45)
Net other-than-temporary impairments	—	—	(753)	(753)
Fair value gains, net	—	—	823	823
Debt extinguishment losses, net	—	—	(190)	(190)
Losses from partnership investments	—	(571)	—	(571)
Fee and other income	93	20	71	184
Administrative expenses	(338)	(80)	(92)	(510)
Provision for credit losses	(17,844)	(381)	—	(18,225)
Other expenses	(738)	(14)	(125)	(877)

Income (loss) before federal income taxes	(16,778)	(913)	2,934	(14,757)
Provision (benefit) for federal income taxes	(138)	43	118	23

Net income (loss)	(16,640)	(956)	2,816	(14,780)
Less: Net loss attributable to noncontrolling interest	—	26	—	26

Net income (loss) attributable to Fannie Mae	$(16,640)	$(930)	$2,816	$(14,754)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$201	$(113)	$6,895	$6,983
Guaranty fee income (expense)(2)	3,831	322	(742)	3,411
Trust management income	24	—	—	24
Investment gains, net	58	—	120	178
Net other-than-temporary impairments	—	—	(6,406)	(6,406)
Fair value losses, net	—	—	(637)	(637)
Debt extinguishment losses, net	—	—	(269)	(269)
Losses from partnership investments	—	(928)	—	(928)
Fee and other income	178	47	140	365
Administrative expenses	(658)	(171)	(204)	(1,033)
Provision for credit losses	(37,635)	(924)	—	(38,559)
Other expenses	(1,480)	(29)	(185)	(1,694)

Loss before federal income taxes	(35,481)	(1,796)	(1,288)	(38,565)
Provision (benefit) for federal income taxes	(783)	211	(28)	(600)

Net loss	(34,698)	(2,007)	(1,260)	(37,965)
Less: Net loss attributable to noncontrolling interest	—	43	—	43

Net loss attributable to Fannie Mae	$(34,698)	$(1,964)	$(1,260)	$(37,922)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$142	$(88)	$2,003	$2,057
Guaranty fee income (expense)(2)	1,819	134	(345)	1,608
Trust management income	74	1	—	75
Investment losses, net(3)	(37)	—	(339)	(376)
Net other-than-temporary impairments(3)	—	—	(507)	(507)
Fair value gains, net	—	—	517	517
Debt extinguishment losses, net	—	—	(36)	(36)
Losses from partnership investments	—	(195)	—	(195)
Fee and other income	92	51	82	225
Administrative expenses	(288)	(104)	(120)	(512)
Provision for credit losses	(5,077)	(8)	—	(5,085)
Other expenses(3)	(435)	(32)	(44)	(511)

Income (loss) before federal income taxes and extraordinary losses	(3,710)	(241)	1,211	(2,740)
Provision (benefit) for federal income taxes	(1,304)	(316)	1,144	(476)

Income (loss) before extraordinary losses	(2,406)	75	67	(2,264)
Extraordinary losses, net of tax effect	—	—	(33)	(33)

Net income (loss)	(2,406)	75	34	(2,297)
Less: Net income attributable to the noncontrolling interest(3)	—	3	—	3

Net income (loss) attributable to Fannie Mae	$(2,406)	$72	$34	$(2,300)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$276	$(191)	$3,662	$3,747
Guaranty fee income (expense)(2)	3,761	282	(683)	3,360
Trust management income	179	3	—	182
Investment losses, net(3)	(85)	—	(347)	(432)
Net other-than-temporary impairments(3)	—	—	(562)	(562)
Fair value losses, net	—	—	(3,860)	(3,860)
Debt extinguishment losses, net	—	—	(181)	(181)
Losses from partnership investments	—	(336)	—	(336)
Fee and other income	194	113	145	452
Administrative expenses	(574)	(212)	(238)	(1,024)
Provision for credit losses	(8,158)	—	—	(8,158)
Other expenses(3)	(855)	(72)	(114)	(1,041)

Loss before federal income taxes and extraordinary events	(5,262)	(413)	(2,178)	(7,853)
Benefit for federal income taxes	(1,848)	(638)	(918)	(3,404)

Income (loss) before extraordinary losses	(3,414)	225	(1,260)	(4,449)
Extraordinary losses, net of tax effect	—	—	(34)	(34)

Net income (loss)	(3,414)	225	(1,294)	(4,483)
Less: Net income attributable to noncontrolling interest(3)	—	3	—	3

Net income (loss) attributable to Fannie Mae	$(3,414)	$222	$(1,294)	$(4,486)

(1)	Includes cost of capital charge.

(2)	Includes intercompany guaranty fee income (expense) allocated to Single-Family and HCD from Capital Markets for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation.

16.	Regulatory Capital Requirements

In October 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We will continue to submit capital reports to FHFA during the conservatorship and FHFA will continue to closely monitor our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of June 30, 2009 and December 31, 2008, we had a minimum capital deficiency of $72.4 billion and $42.2 billion, respectively. These amounts exclude the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, since senior preferred stock is not included in core capital due to its cumulative dividend provisions.

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of June 30, 2009 and December 31, 2008, we had a net worth deficit of $10.6 billion and $15.2 billion, respectively.

Pursuant to the Regulatory Reform Act, if our total assets are less than our total obligations for a period of 60 days, FHFA will be mandated by law to appoint a receiver for Fannie Mae. Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we avoid a net worth deficit, in

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The following table displays the percentage of our conventional single-family mortgage credit book of business that consists of interest-only loans, negative-amortizing adjustable rate mortgages (“ARMs”) and loans with an estimated mark-to-market loan to value (“LTV”) ratio of greater than 80% as of June 30, 2009 and December 31, 2008.

	Percentage of Conventional
	Single-Family Mortgage Credit
	Book of Business
	As of
	June 30, 2009	December 31, 2008

Interest-only loans	7%	8%
Negative-amortizing ARMs	1	1
80%+ LTV loans	38	34

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our single-family mortgage credit book of business as of June 30, 2009 and December 31, 2008.

	As of
	June 30, 2009		December 31, 2008
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$272,303	9%	$295,622	10%
Subprime(3)	17,591	1	19,086	1

Total	$289,894	10%	$314,708	11%

Private-label securities:
Alt-A(4)	$26,130	1%	$27,858	1%
Subprime(5)	22,603	1	24,551	1

Total	$48,733	2%	$52,409	2%

(1)	Calculated based on total unpaid principal balance of our single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Other Concentrations

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 81% of our single-family mortgage credit book of business as of June 30, 2009 and December 31, 2008. Our ten largest multifamily mortgage servicers including their affiliates serviced 76% and 75% of our multifamily mortgage credit book of business as of June 30, 2009 and December 31, 2008, respectively.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business of $104.1 billion and $8.4 billion, respectively, as of June 30, 2009, compared with $109.0 billion and $9.7 billion, respectively, as of December 31, 2008. Over 99% of our mortgage insurance was provided by eight mortgage insurance companies as of both June 30, 2009 and December 31, 2008.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and financial condition of many mortgage insurers. We had total mortgage insurance coverage risk in force of $112.5 billion on the single-family mortgage loans in our

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

guaranty book of business as of June 30, 2009, which represented approximately 4% of our single-family guaranty book of business as of June 30, 2009. The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth. We had outstanding receivables from mortgage insurers of $1.4 billion as of June 30, 2009 and $1.1 billion as of December 31, 2008, related to amounts claimed on insured, defaulted loans that we have not yet received. We have included a reserve for probable losses from one mortgage insurer counterparty of $293 million in our loss reserves as of June 30, 2009 due to their inability to fully pay claims. We did not record a reserve for probable losses from our mortgage insurer counterparties in the three or six months ended June 30, 2008.

Financial Guarantors.  We were the beneficiary of financial guarantees totaling approximately $9.8 billion and $10.2 billion as of June 30, 2009 and December 31, 2008, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We obtained these guarantees from nine financial guaranty insurance companies. In addition, we are the beneficiary of financial guarantees totaling $49.6 billion and $43.5 billion as of June 30, 2009 and December 31, 2008, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth. During the first six months of 2009, we noted a decline in the financial strength of some of our financial guarantors. We considered the financial strength of our financial guarantors in assessing our securities for other-than-temporary impairment.

Derivatives Counterparties.  For information on credit risk associated with our derivatives transactions refer to “Note 11, Derivative Instruments and Hedging Activities.”

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying value and estimated fair value of our financial instruments as of June 30, 2009 and December 31, 2008.

	As of
	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$28,991	$28,991	$18,462	$18,462
Federal funds sold and securities purchased under agreements to resell	25,810	25,810	57,418	57,420
Trading securities	82,400	82,400	90,806	90,806
Available-for-sale securities	283,941	283,941	266,488	266,488
Mortgage loans held for sale	29,174	29,782	13,270	13,458
Mortgage loans held for investment, net of allowance for loan losses	386,407	377,127	412,142	406,233
Advances to lenders	18,938	18,527	5,766	5,412
Derivative assets	1,406	1,406	869	869
Guaranty assets and buy-ups	7,799	9,652	7,688	9,024

Total financial assets	$864,866	$857,636	$872,909	$868,172

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$77	$77
Short-term debt	259,781	260,107	330,991	332,290
Long-term debt	573,329	596,188	539,402	574,281
Derivative liabilities	2,047	2,047	2,715	2,715
Guaranty obligations	12,358	127,087	12,147	90,875

Total financial liabilities	$847,515	$985,429	$885,332	$1,000,238

(1)	Includes restricted cash of $757 million and $529 million as of June 30, 2009 and December 31, 2008, respectively.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Mortgage Loans Held for Investment—Held for investment (“HFI”) loans are recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of unamortized premiums and discounts, cost basis adjustments and an allowance for loan losses. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements. Certain loans that do not qualify for Fannie Mae MBS securitization are valued using market based data for similar loans or through a model approach that simulates a loan sale via a synthetic structure.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

transactions. Included in this category are guaranty assets and buy-ups, master servicing assets and liabilities, mortgage loans, mortgage and non-mortgage-related securities, long-term debt, derivatives, and acquired property.

Recurring Change in Fair Value

The following tables display our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of June 30, 2009 and December 31, 2008. Specifically, as disclosed under SFAS 157 requirements, total assets measured at fair value on a recurring basis and classified as level 3 were $51.4 billion, or 6% of “Total assets” and $62.0 billion, or 7% of “Total assets” in our condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

	Fair Value Measurements as of June 30, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities
Mortgage-related securities:
Fannie Mae single-class MBS	$—	$42,971	$2	$—	$42,973
Fannie Mae structured MBS	—	2,732	6,398	—	9,130
Non-Fannie Mae single-class	—	959	—	—	959
Non-Fannie Mae structured	—	1,934	2,692	—	4,626
Non-Fannie Mae structured
multifamily (CMBS)	—	8,349	—	—	8,349
Mortgage revenue bonds	—	—	617	—	617
Non-mortgage-related securities:
Asset-backed securities	—	9,789	19	—	9,808
Corporate debt securities	—	935	—	—	935
Other	3	5,000	—	—	5,003

Total trading securities	3	72,669	9,728	—	82,400
Available-for-sale securities
Mortgage-related securities:
Fannie Mae single-class MBS	—	134,246	154	—	134,400
Fannie Mae structured MBS	—	52,692	3,499	—	56,191
Non-Fannie Mae single-class	—	33,054	155	—	33,209
Non-Fannie Mae structured	—	12,188	21,223	—	33,411
Non-Fannie Mae structured
multifamily (CMBS)	—	11,795	—	—	11,795
Mortgage revenue bonds	—	26	13,015	—	13,041
Other	—	25	1,869	—	1,894

Total available-for-sale securities	—	244,026	39,915	—	283,941
Derivative assets(2)	—	40,380	256	(39,255)	1,381
Guaranty assets and buy-ups	—	—	1,483	—	1,483

Total assets at fair value	$3	$357,075	$51,382	$(39,255)	$369,205

Liabilities:
Long-term debt	$—	$21,413	$1,024	$—	$22,437
Derivative liabilities(2)	—	52,541	24	(50,586)	1,979

Total liabilities at fair value	$—	$73,954	$1,048	$(50,586)	$24,416

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and six months ended June 30, 2009 and 2008. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in our condensed consolidated statement of operations for level 3 assets and liabilities for the three and six months ended June 30, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	For the Three Months Ended June 30, 2009
		Total Gains or (Losses)		Purchases,			Net Unrealized Gains
		(Realized/Unrealized)		Sales,			(Losses) Included in
			Included in	Issuances,	Transfers		Net Loss Related to
	Balance,		Other	and	in (out) of	Balance,	Assets and Liabilities
	April 1,	Included	Comprehensive	Settlements,	Level 3,	June 30,	Still Held as of
	2009	in Net Loss	Loss	Net	Net(1)	2009	June 30, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2	$—	$—	$—	$—	$2	$—
Fannie Mae structured MBS	6,558	77	—	(310)	73	6,398	95
Non-Fannie Mae structured	2,887	169	—	(164)	(200)	2,692	124
Mortgage revenue bonds	653	(29)	—	(7)	—	617	(29)
Non-mortgage-related securities:
Asset-backed securities	92	—	—	(9)	(64)	19	1
Corporate debt securities	116	1	—	(57)	(60)	—	—

Total Trading Securities	$10,308	$218	$—	$(547)	$(251)	$9,728	$191

Available-for-sale securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$166	$—	$—	$(9)	$(3)	$154	$—
Fannie Mae structured MBS	3,410	(38)	6	(111)	232	3,499	—
Non-Fannie Mae single-class	161	1	—	(7)	—	155	—
Non-Fannie Mae structured	21,647	(485)	1,037	(1,233)	257	21,223	—
Mortgage revenue bonds	13,185	(2)	84	(252)	—	13,015	—
Other	1,843	(24)	148	(98)	—	1,869	—

Total AFS Securities	$40,412	$(548)	$1,275	$(1,710)	$486	$39,915	$—

Net Derivatives	308	(103)	—	25	2	232	(23)
Guaranty assets & buy-ups	1,179	(90)	49	345	—	1,483	115
Long-term debt	(867)	(22)	—	(135)	—	(1,024)	(22)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	For the Six Months Ended June 30, 2009
		Total Gains or (Losses)		Purchases,			Net Unrealized Gains
		(realized/unrealized)		Sales,			(Losses) Included in
			Included in	Issuances,	Transfers		Net Loss Related to
	Balance,		Other	and	in (out)	Balance,	Assets and Liabilities
	January 1,	Included	Comprehensive	Settlements,	of Level 3,	June 30,	Still Held as of
	2009	in Net Loss	Loss	Net	Net(1)	2009	June 30, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2	$—	$—	$—	$—	$2	$—
Fannie Mae structured MBS	6,933	230	—	(709)	(56)	6,398	248
Non-Fannie Mae single-class	1	—	—	(1)	—	—	—
Non-Fannie Mae structured	3,602	(64)	—	(330)	(516)	2,692	(37)
Mortgage revenue bonds	695	(71)	—	(7)	—	617	(71)
Non-mortgage-related securities:
Asset-backed securities	1,475	(45)	—	(42)	(1,369)	19	1
Corporate debt securities	57	3	—	(116)	56	—	—

Total Trading Securities	$12,765	$53	$—	$(1,205)	$(1,885)	$9,728	$141

Available-for-sale securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2,355	$—	$60	$(229)	$(2,032)	$154	$—
Fannie Mae structured MBS	3,254	(37)	60	(216)	438	3,499	—
Non-Fannie Mae single-class	178	—	(6)	(11)	(6)	155	—
Non-Fannie Mae structured	27,707	(4,386)	3,383	(2,704)	(2,777)	21,223	—
Mortgage revenue bonds	12,456	(7)	981	(415)	—	13,015	—
Other	1,887	(62)	236	(192)	—	1,869	—

Total AFS Securities	$47,837	$(4,492)	$4,714	$(3,767)	$(4,377)	$39,915	$—

Net Derivatives	310	(107)	—	28	1	232	(43)
Guaranty assets & buy-ups	1,083	(51)	78	373	—	1,483	159
Long-term debt	(2,898)	36	—	1,315	523	(1,024)	23

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of April 1, 2008	$17,972	$36,183	$252	$1,628	$(3,399)
Realized/unrealized gains (losses) included in net loss	357	(110)	(60)	181	(10)
Unrealized gains included in other comprehensive loss	—	(185)	—	69	—
Purchases, sales, issuances, and settlements, net	(1,586)	(1,134)	(28)	69	100
Transfers in/out of level 3, net(3)	(2,418)	5,279	(1)	—	—

Ending balance as of June 30, 2008	$14,325	$40,033	$163	$1,947	$(3,309)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of June 30, 2008(2)	$394	$—	$(100)	$149	$(5)

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	For the Six Months Ended June 30, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Realized/unrealized gains (losses) included in net loss	(443)	(97)	(8)	201	6
Unrealized gains included in other comprehensive loss	—	(1,081)	—	10	—
Purchases, sales, issuances, and settlements, net	(2,400)	(1,829)	(92)	168	4,375
Transfers in/out of level 3, net(3)	(1,340)	22,120	102	—	198

Ending balance as of June 30, 2008	$14,325	$40,033	$163	$1,947	$(3,309)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of June 30, 2008(2)	$(168)	$—	$(45)	$208	$48

(1)	The net transfers to level 2 from level 3 are due to improvements in pricing transparency from recent transactions, which provided some convergence in prices obtained by third party vendors for certain products, including private-label securities backed by non-fixed rate Alt-A securities.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

(3)	During the three and six months ended June 30, 2008, transfers into level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display gains and losses (realized and unrealized) recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008, for assets and liabilities transferred into level 3 and measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2009		June 30, 2009
	Trading	Available-for-sale	Trading	Available-for-sale
	Securities	Securities	Securities	Securities
	(Dollars in millions)

Realized and unrealized losses included in net loss	$6	$328	$(2)	$131
Unrealized gains included in other comprehensive loss	—	(235)	—	(6)

Total gains (losses)	$6	$93	$(2)	$125

Amount of level 3 transfers in	$129	$3,260	$365	$4,987

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2008		June 30, 2008
	Trading	Available-for-sale	Trading	Available-for-sale	Net
	Securities	Securities	Securities	Securities	Derivtives
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$(19)	$(208)	$(179)	$(219)	$13
Unrealized losses included in other comprehensive loss	—	(74)	—	(2,249)	—

Total gains (losses)	$(19)	$(282)	$(179)	$(2,468)	$13

Amount of level 3 transfers in	$1,842	$11,764	$5,661	$30,043	$103

The following tables display pre-tax gains and losses (realized and unrealized) included in our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, for our level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended June 30, 2009
	Interest				Other
	Income	Guaranty	Investment	Fair Value	than
	Investment in	Fee	Gains	Gains	Temporary
	Securities	Income	(Losses), Net	(Losses), net	Impairments	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of June 30, 2009	$55	$157	$(249)	$97	$(605)	$(545)
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of June 30, 2009	$—	$115	$—	$146	$—	$261

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2009
	Interest			Fair Value	Other
	Income	Guaranty	Investment	Gains	than
	Investment in	Fee	Gains	(Losses),	Temporary
	Securities	Income	(Losses), Net	net	Impairments	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of June 30, 2009	$390	$(51)	$(1)	$(12)	$(4,887)	$(4,561)
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of June 30, 2009	$—	$159	$—	$121	$—	$280

	For the Three Months Ended June 30, 2008
	Interest			Fair
	Income	Guaranty	Investment	Value Gains
	Investment in	Fee	Gains (Losses),	(Losses),
	Securities	Income	Net	net	Total
		(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of June 30, 2008	$(1)	$82	$(11)	$288	$358
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of June 30, 2008	$—	$149	$—	$289	$438

	For the Six Months Ended June 30, 2008
	Interest			Fair
	Income	Guaranty	Investment	Value Gains
	Investment in	Fee	Gains (Losses),	(Losses),
	Securities	Income	Net	net	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of June 30, 2008	$(5)	$12	$88	$(436)	$(341)
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of June 30, 2008	$—	$208	$—	$(165)	$43

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-recurring Change in Fair Value

The following tables display assets and liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the three and six months ended June 30, 2009 and 2008, as a result of fair value measurements.

						For the	For the
						Three Months	Six Months
	Fair Value Measurements					Ended	Ended
	As of June 30, 2009					June 30, 2009	June 30, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated		Total Gains	Total Gains
	(Level 1)	(Level 2)	(Level 3)	Fair Value		(Losses)	(Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$14,828	$2,409	$17,237	(1)	$(359)	$(564)
Mortgage loans held for investment, at amortized cost	—	330	2,364	2,694	(2)	(478)	(534)
Acquired property, net	—	—	8,769	8,769	(3)	49	(289)
Guaranty assets	—	—	1,882	1,882		(47)	(183)
Master servicing assets	—	—	280	280		(256)	(395)
Partnership investments	—	—	4,808	4,808		(302)	(449	)(4)

Total assets at fair value	$—	$15,158	$20,512	$35,670		$(1,393)	$(2,414)

Liabilities:
Master servicing liabilities	$—	$—	$49	$49		$2	$(11)

Total liabilities at fair value	$—	$—	$49	$49		$2	$(11)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

						For the	For the
						Three Months	Six Months
	Fair Value Measurements					Ended	Ended
	As of June 30, 2008					June 30, 2008	June 30, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated		Total	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value		Losses	Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at
lower of cost or fair value	$—	$13,524	$812	$14,336	(1)	$(240)	$(315)
Mortgage loans held for
investment, at amortized cost	—	—	257	257	(2)	(21)	(35)
Acquired property, net	—	—	3,832	3,832	(3)	(271)	(479)
Guaranty assets	—	—	3,480	3,480		(31)	(300)
Master servicing assets	—	—	615	615		(88)	(262)

Total assets at fair value	$—	$13,524	$8,996	$22,520		$(651)	$(1,391)

Liabilities:
Master servicing liabilities	$—	$—	$10	$10		$2	$—

Total liabilities at fair value	$—	$—	$10	$10		$2	$—

(1)	Includes $14.2 billion and $10.4 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of June 30, 2009 and 2008, respectively.

(2)	Includes $465 million and $247 million of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of June 30, 2009 and 2008, respectively.

(3)	Includes $4.1 billion and $1.5 billion of foreclosed properties that were sold as of June 30, 2009 and 2008, respectively.

(4)	Represents impairment charge related to LIHTC partnerships and other equity investments in multifamily properties as of June 30, 2009.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Mortgage Loans Held for Investment—Represents individually impaired loans, classified as level 3, where fair value is less than carrying value. Includes modified and delinquent loans acquired from MBS trusts under SOP 03-3. Valuations are based on indicative dealer prices and level 3 inputs include the estimated value of primary mortgage insurance on loans that have coverage.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Non-mortgage-related securities

We elected the fair value option for all non-mortgage-related securities, as these securities are held primarily for liquidity risk management purposes. The fair value of these instruments reflects the most transparent basis of reporting. Instruments which were held at adoption had an aggregate fair value of $10.7 billion and $16.5 billion as of June 30, 2009 and December 31, 2008, respectively.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Mortgage-related securities

We elected the fair value option for certain 15-year and 30-year agency mortgage-related securities that were previously classified as available-for-sale securities in our mortgage portfolio. These securities were selected for the fair value option primarily in order to reduce the volatility in earnings that results from accounting asymmetry between our derivatives that are accounted for at fair value through earnings and our available-for-sale securities that are accounted for at fair value through AOCI. Instruments which were held at adoption had an aggregate fair value of $14.8 billion and $16.4 billion as of June 30, 2009 and December 31, 2008, respectively.

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

As of June 30, 2009, these instruments had both an aggregate fair value and unpaid principal balance of $22.4 billion recorded in “Long-term debt,” in our condensed consolidated balance sheet. There were no outstanding short-term structured debt instruments elected under the fair value option remaining as of June 30, 2009.

As of December 31, 2008, these instruments had both an aggregate fair value and unpaid principal balance of $4.5 billion recorded in “Short-term debt,” and an aggregate fair value and unpaid principal balance of $21.6 billion and $21.5 billion, respectively, recorded in “Long-term debt,” in our condensed consolidated balance sheet.

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

Changes in Fair Value under the Fair Value Option Election

The following tables display debt fair value losses, net, including changes attributable to instrument-specific credit risk. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

statements of operations for the three and six months ended June 30, 2009 and 2008 for which the fair value election was made.

	For the Three Months Ended
	June 30,
	2009			2008
	Short-Term	Long-Term	Total Gains	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)	Debt	Debt	(Losses)
	(Dollars in millions)			(Dollars in millions)

Changes in instrument-specific credit risk	$—	$5	$5	$(3)	$(29)	$(32)
Other changes in fair value	—	(37)	(37)	4	32	36

Debt fair value gains (losses), net	$—	$(32)	$(32)	$1	$3	$4

	For the Six Months Ended
	June 30,
	2009			2008
	Short-Term	Long-Term	Total Gains	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)	Debt	Debt	(Losses)
		(Dollars in millions)			(Dollars in millions)

Changes in instrument-specific credit risk	$—	$32	$32	$5	$63	$68
Other changes in fair value	—	(40)	(40)	(6)	(48)	(54)

Debt fair value gains (losses), net	$—	$(8)	$(8)	$(1)	$15	$14

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

Legal Contingencies

We are party to various types of legal proceedings. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, investigations and other matters. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows, and net worth. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be and we may ultimately pay amounts that differ materially from our estimates. Reserves are established for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. In the first quarter of 2009, we recorded a reserve for legal claims related to matters for which we were able to determine a loss was probable and reasonably estimable. We did not record any additional reserves for such matters in the second quarter of 2009. For all other pending matters, we have concluded that a loss was not both probable and reasonably estimable as of August 6, 2009; therefore, we have not recorded a reserve for those matters. With respect to the lawsuits described below, whether or not we have recorded a reserve, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

In re Fannie Mae 2008 Securities Litigation

Beginning on August 7, 2008, a series of shareholder lawsuits were filed against underwriters of issuances of certain Fannie Mae common and preferred stock. Several of these lawsuits were also filed against us and/or against certain current and former Fannie Mae officers and directors. Most of these lawsuits were filed in the U.S. District Court for the Southern District of New York. While the factual allegations in these cases vary to some degree, these plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. The various complaints allege violations of Section 12(a)(2) of the Securities Act of 1933 and/or violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

and seek various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief.

On February 11, 2009, the Judicial Panel on Multidistrict Litigation granted our motion to transfer and coordinate each of the actions filed outside the U.S. District Court for the Southern District of New York with the other recently filed section 10(b) and section 12(a)(2) actions filed in that court and the ERISA actions filed in the U.S. District Court for the District of Columbia. As a result, the following cases reported individually in our 2008 Form 10-K were transferred to the U.S. District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings: Krausz v. Fannie Mae, et al.; Kramer v. Fannie Mae, et al.; Genovese v. Ashley, et al.; Gordon v. Ashley, et al.; Crisafi v. Merrill Lynch, et al.; Fogel Capital Mgmt. v. Fannie Mae, et al.; Jesteadt v. Ashley, et al.; Sandman v. J.P. Morgan Securities, Inc., et al.; Frankfurt v. Lehman Bros., Inc., et al.; Schweitzer v. Merrill Lynch, et al.; Williams v. Ashley, et al.; and Jarmain v. Merrill Lynch, et al.

On April 16, 2009, the district court entered an order consolidating all of the section 10(b) and section 12(a)(2) actions; appointing Tennessee Consolidated Retirement System as lead plaintiff on behalf of purchasers of preferred stock; and appointing the Massachusetts Pension Reserves Investment Management Board and the Boston Retirement Board as lead plaintiffs on behalf of common stockholders. The consolidation order further provided that all individual complaints would be dismissed ten business days after the filing of an amended consolidated complaint unless a plaintiff that initially filed a complaint shows cause before then why their individual complaint should not be dismissed. On May 19, 2009, the U.S. Court of Appeals for the Second Circuit denied Horizon Asset Management, Inc.’s petition for a writ of mandamus seeking to be named lead plaintiff on behalf of the common stockholders.

On June 22, 2009, the lead plaintiffs filed a joint consolidated complaint. The new complaint alleges violations of Sections 12(a)(2) and 15 of the Securities Act of 1933 and violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 and seeks various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. The complaint asserts Securities Act claims against Fannie Mae, certain current and former Fannie Mae officers, Banc of America Securities, Barclay’s Capital, Bear Stearns, Citigroup, Deutsche Bank, E*Trade Securities, Goldman Sachs & Co., J.P. Morgan, Merrill Lynch, Morgan Stanley, UBS, Wachovia Capital, Wachovia Securities, and Wells Fargo. The complaint also asserts Securities Exchange Act claims against Fannie Mae, certain former Fannie Mae officers and Deloitte & Touche.

On July 2, 2009, plaintiff Malka Krausz filed a motion for relief from the district court’s April 16, 2009 consolidation order requiring the dismissal of her individual complaint. Lead plaintiffs and the defendants have filed oppositions to this motion.

On July 13, 2009, we and the other defendants against whom the Securities Act claims were asserted filed a motion to dismiss those claims.

On August 5, 2009, plaintiff Daniel Kramer filed a motion to remand his individual complaint back to state court.

Comprehensive Investment Services v. Mudd, et al.

On May 13, 2009, Comprehensive Investment Services, Inc. filed an individual securities action against certain former Fannie Mae officers and directors, Merrill Lynch, Citigroup, Morgan Stanley, UBS, and Wachovia Capital Markets in the Southern District of Texas. Plaintiff alleges violations of Section 12(a)(2) of the Securities Act of 1933; violation of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of § 20(a) of the Securities Exchange Act of 1934; and violations of the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2 billion offering of 8.25% non-cumulative preferred Series T stock. The complaint seeks various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On May 15, 2009, we filed a Notice of Potential Tag-Along Action with the Judicial Panel on Multidistrict Litigation. The Panel issued a conditional transfer order on June 17, 2009, plaintiff did not oppose and this case was transferred to the Southern District of New York on July 7, 2009.

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

Gwyer v. Fannie Mae Compensation Committee, et al. (Gwyer II); Moore v. Fannie Mae, et al.

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

On May 15, 2009, the Court granted plaintiffs’ motion for consolidation of their cases, for appointment on an interim basis of co-lead counsel, and for leave to file an amended consolidated complaint.

Antitrust Lawsuits

In re G-Fees Antitrust Litigation

Since January 18, 2005, we have been served with 11 proposed class action complaints filed by single-family borrowers that allege that we and Freddie Mac violated federal and state antitrust and consumer protection

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

On June 26, 2009, the parties filed a Stipulation of Dismissal and the Court issued an order dismissing the case without prejudice.

Fees Litigation

Okrem v. Fannie Mae, et al.

A complaint was filed on January 2, 2009 against us, Washington Mutual, FSB, the law firm of Zucker, Goldberg & Ackerman and other unnamed parties in the U.S. District Court for the District of New Jersey, in which plaintiffs purport to represent a class of borrowers who had home loans that were foreclosed upon and were either held or serviced by Fannie Mae or Washington Mutual and were charged attorneys’ fees and other costs, which they contend were in excess of amounts actually incurred and/or in excess of the amount permitted by law. An amended complaint was filed on February 1, 2009, which made some technical amendments and substituted Washington Mutual Bank for Washington Mutual, FSB. Plaintiffs contend that the defendants were engaged in a scheme to overcharge defaulting borrowers of residential mortgages. The amended complaint contains claims under theories of breach of contract, negligence, breach of duty of good faith and fair dealing, unjust enrichment, unfair and deceptive acts or practices, violations of the New Jersey Consumer Fraud Act, violations of New Jersey state court rules, and violations of the New Jersey Truth-In-Consumer Contract, Warranty and Notice Act. The plaintiffs seek $15 million in damages as well as punitive, exemplary, enhanced and treble damages, restitution, disgorgement, certain equitable relief and their fees and costs. A second amended complaint was filed on June 19, 2009, adding an additional defendant, the law firm of Brice, Vander, Linden & Wernick. On July 2, 2009, the court struck the second amended complaint for filing without leave. On July 30, 2009, we filed a motion to dismiss the first amended complaint.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. The plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied. Plaintiffs filed an amended complaint on December 16, 2005. On July 13, 2009, the Court denied plaintiffs’ motion for class certification. On July 27, 2009, plaintiffs filed a petition for permission to appeal the Court’s order.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2009, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2009 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of June 30, 2009 or as of the date of filing this report for two reasons:

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

As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2009 or as of the date of this filing, and we have two material weaknesses in our internal control over financial reporting. These material weaknesses are described in more detail below under “Material Weaknesses in Internal Control Over Financial Reporting.”

Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures relating to information known by FHFA, it is likely that we will not remediate the weakness in our disclosure controls and procedures while we are under conservatorship. We are taking steps to design, implement and test new controls to remediate the material weakness in the design of our controls over certain inputs to models used in measuring expected cash flows for the other-than-temporary impairment assessment process for private-label mortgage-related securities by September 30, 2009.

MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we continued to have the following material weaknesses as of June 30, 2009 and as of the date of filing this report:

•	Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the Regulatory Reform Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because of the nature of the conservatorship under the Regulatory Reform Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures. As both our regulator and our conservator under the Regulatory Reform Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2009 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

•	Model Inputs Used in Other-than-temporary-Impairment Process for Private-label Mortgage-related Securities. We employ models to assess the expected performance of our securities under hypothetical scenarios. These models consider particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement. These models were primarily implemented in the fourth quarter of 2007. Beginning in the second quarter of 2009 with the implementation of FSP FAS 115-2, the results of these models became the primary source of expected cash flows used in determining whether a private-label mortgage-related security is other-than-temporarily impaired. The models we use in creating the expected cash flows for assessing other-than-temporary impairment are not used by us for determining the fair value of private-label mortgage-related securities.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes in our internal control over financial reporting since March 31, 2009 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Activities Relating to Material Weakness

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

Although we have not yet remediated this material weakness, we continued to implement additional business and technology controls during the second quarter of 2009 over the data inputs into the models used in measuring expected cash flows for the other-than-temporary impairment assessment process for private-label mortgage-related securities. Further, during the second quarter of 2009, we continued to implement newly re-designed processes and controls to provide for adequate testing and validation of modifications to these models and their inputs prior to use in our other-than-temporary impairment assessment. We intend to complete this implementation and the remediation of this material weakness by September 30, 2009. For a description of mitigating actions we have taken relating to this material weakness, see “Mitigating Actions Relating to Material Weaknesses—Model Inputs Used in Other-than-temporary Impairment Process for Private-label Mortgage-related Securities” below.

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

MITIGATING ACTIONS RELATING TO MATERIAL WEAKNESSES

Disclosure Controls and Procedures

As described above under “Material Weaknesses in Internal Control Over Financial Reporting,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2009 (“Second Quarter 2009 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2009 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the Second Quarter 2009 Form 10-Q, was not aware of any material misstatements or omissions in the Second Quarter 2009 Form 10-Q, and had no objection to our filing the Second Quarter 2009 Form 10-Q.

•	The Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

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

Once management identified this weakness, it reviewed and corrected the applicable model inputs, and re-performed the other-than-temporary impairment assessment using the correct model inputs. We have not yet remediated this material weakness; however, as a result of the additional procedures management conducted, we believe we recorded an appropriate amount of other-than-temporary impairment on our private-label mortgage-related securities in our condensed consolidated financial statements for the quarter ended June 30, 2009 that are included in this report. As described above, we are taking steps to remediate this material weakness.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth in “Part I—Item 3—Legal Proceedings” of our 2008 Form 10-K and in “Part II—Item 1—Legal Proceedings” of our First Quarter 2009 Form 10-Q. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference below or in our 2008 Form 10-K or First Quarter 2009

Form 10-Q. We have recorded a reserve for legal claims related to matters for which we were able to determine a loss was both probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. If certain of these matters are determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition, including our net worth.

In re Fannie Mae 2008 Securities Action

On May 19, 2009, the U.S. Court of Appeals for the Second Circuit denied Horizon Asset Management, Inc.’s petition for a writ of mandamus seeking to be named lead plaintiff on behalf of the common stockholders.

The lead plaintiffs filed a joint consolidated complaint on June 22, 2009. The new complaint alleges violations of Sections 12(a)(2) and 15 of the Securities Act of 1933 and violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 and seeks various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. The complaint asserts Securities Act claims against Fannie Mae, certain current and former Fannie Mae officers, Banc of America Securities, Barclay’s Capital, Bear Stearns, Citigroup, Deutche Bank, E*Trade Securities, Goldman Sachs & Co., J.P. Morgan, Merrill Lynch, Morgan Stanley, UBS, Wachovia Capital, Wachovia Securities, and Wells Fargo. The complaint also asserts Securities Exchange Act claims against Fannie Mae, certain former Fannie Mae officers and Deloitte & Touche.

On July 2, 2009, plaintiff Malka Krausz filed a motion for relief from the Court’s April 16, 2009 consolidation order requiring the dismissal of her individual complaint. Lead plaintiffs and the defendants have filed oppositions to this motion.

On July 13, 2009, we and the other defendants against whom the Securities Act claims were asserted filed a motion to dismiss those claims.

On August 5, 2009, plaintiff Daniel Kramer filed a motion to remand his individual complaint back to state court.

Comprehensive Investment Services v. Mudd, et al.

On May 13, 2009, Comprehensive Investment Services, Inc. filed an individual securities action against certain former Fannie Mae officers and directors, Merrill Lynch, Citigroup, Morgan Stanley, UBS, and Wachovia Capital Markets in the Southern District of Texas. Plaintiff alleges violations of Section 12(a)(2) of the Securities Act of 1933; violation of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of § 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2 billion offering of 8.25% non-cumulative preferred Series T stock. The complaint seeks various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On May 15, 2009, we filed a Notice of Potential Tag-Along Action with the Judicial Panel on Multidistrict Litigation. The Panel issued a conditional transfer order on June 17, 2009, plaintiff did not oppose, and this case was transferred to the Southern District of New York on July 7, 2009.

Kellmer, Middleton, Arthur, and Agnes Derivative Litigation:

In these shareholder derivative actions against certain of our former officers and directors and us as nominal defendant, on June 25, 2009, the Court granted FHFA’s motion to substitute itself for the shareholder derivative plaintiffs. On July 2, 2009, Kellmer and Agnes filed notices of appeal to the U.S. Court of Appeals for the District of Columbia of the district court’s substitution order.

Gwyer v. Fannie Mae Compensation Committee, et al. (Gwyer II); Moore v. Fannie Mae, et al.

On May 15, 2009, the Court granted plaintiffs’ motion for consolidation of their cases, for appointment on an interim basis of co-lead counsel, and for leave to file an amended consolidated complaint.

In re G-Fees Antitrust Litigation

On June 26, 2009, the parties filed a Stipulation of Dismissal and the Court issued an order dismissing the case without prejudice.

Former CFO Arbitration

On April 21, 2009, the arbitrator issued an order dismissing Fannie Mae’s counterclaim.

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

On July 13, 2009, the Court denied plaintiffs’ motion for class certification. On July 27, 2009, plaintiffs filed a petition for permission to appeal the Court’s order.

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

We do not know when or how the conservatorship will be terminated or what changes to our business structure will be made during or following the termination of the conservatorship. We do not know whether we will exist in the same or a similar form or whether the conservatorship will end in receivership or in some other manner. As described in “Legislative and Regulatory Matters—Obama Administration Financial Regulatory Reform Plan and Congressional Hearing,” the Obama Administration’s June 2009 white paper on financial regulatory reform stated that Treasury and HUD, in consultation with other government agencies, will engage in a wide-ranging initiative to develop recommendations on the future of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system. The Administration has stated that it expects to provide these recommendations in February 2010. In June 2009, a Congressional subcommittee held a hearing to discuss the present condition and future status of Fannie Mae and Freddie Mac. The subcommittee Chairman indicated that this was the first of many hearings regarding the roles and functions of Fannie Mae and Freddie Mac.

Accordingly, there continues to be significant uncertainty regarding the future of our company, including whether we will continue to exist. The options for reform of the GSEs include options that would result in a substantial change to our business structure or in the liquidation or dissolution of our company.

We expect FHFA will request additional funds from Treasury on our behalf to ensure we maintain a positive net worth and avoid mandatory receivership. The dividends we pay or that accrue on Treasury’s investments, particularly as the amount of these funds increases, will continue to adversely affect our results of operations, financial condition, liquidity and net worth, both in the short term and over the longer term.

Our ability to maintain a positive net worth (which means that our assets are greater than our obligations) has been and continues to be adversely affected by market conditions. To the extent we have a negative net worth as of the end of future fiscal quarters, we expect that FHFA will request additional funds from Treasury under the senior preferred stock purchase agreement because, under the Regulatory Reform Act, FHFA must place us into receivership if the Director of FHFA determines that we have a net worth deficit for a period of 60 days. Obtaining funds from Treasury under the senior preferred stock purchase agreement increases the aggregate liquidation preference of the senior preferred stock and our dividend obligations on the senior preferred stock. In addition, beginning in 2010, the senior preferred stock purchase agreement requires that we pay a quarterly commitment fee to Treasury, the amounts of which have not yet been determined, unless Treasury waives this fee. The aggregate liquidation preference and dividend obligations will also increase by the amount of any required dividend we fail to pay in cash and by any required quarterly commitment fee that we fail to pay.

When Treasury provides the additional $10.7 billion FHFA has already requested on our behalf, the aggregate liquidation preference on the senior preferred stock will be $45.9 billion, and will require an annualized dividend of $4.6 billion. This dividend obligation exceeds our reported annual net income for four of the past seven years and will contribute to increasingly negative cash flows in future periods if we continue to pay the dividends in cash. Further funds from Treasury under the senior preferred stock purchase agreement may substantially increase the liquidation preference of and the dividends we owe on the senior preferred stock and, therefore, we may need additional funds from Treasury in order to meet our dividend obligation. If the total liquidation preference of the senior preferred stock exceeds $81 billion in the future, the annual dividends payable on the senior preferred stock would be greater than the annual net income we have reported for each of the last seven years. These substantial dividend obligations and potentially substantial quarterly commitment fees, coupled with our effective inability to pay down draws under the senior preferred stock purchase agreement, will continue to have an adverse impact on our results of operations, financial condition, liquidity and net worth, both in the short and long term.

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

Conditions in the housing and financial markets worsened dramatically during 2008 and have remained stressed in the first half of 2009, contributing to a deterioration in the credit performance of our book of business, including higher serious delinquency rates, default rates and average loan loss severity on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as a substantial increase in our inventory of foreclosed properties. Increases in delinquencies, default rates and loss severity cause us to experience higher credit-related expenses. The credit performance of our book of business has also been negatively affected by the economic recession and rising unemployment. These worsening credit performance trends have been most notable in certain of our higher risk loan categories, states and vintages, although current market and economic conditions, particularly increasing unemployment, have also increasingly affected the credit performance of our broader book of business. We present detailed information about the risk characteristics of our conventional single-family mortgage credit book of business in “Part I—Item 2—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” and we present detailed information on our credit-related expenses, credit losses and results of operations for the second quarter and first six months of 2009 in “Part I—Item 2—MD&A—Consolidated Results of Operations.”

We expect that these adverse credit performance trends will continue and may accelerate, particularly if we continue to experience national and regional declines in home prices, a recessionary economic environment and rising unemployment in the United States.

We expect to experience further losses and write-downs relating to our investment securities, which could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We experienced significant fair value losses and other-than-temporary impairment write-downs relating to our investment securities in 2008. We also recorded significant other-than-temporary write-downs of some of our available-for-sale securities in the first half of 2009. A substantial portion of these fair value losses and write-downs related to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans and CMBS due to the continued decline in home prices and the economic recession. We implemented a new accounting standard in April 2009 that changes the manner in which we assess and record other-than-temporary impairment of our investment securities. Notwithstanding this change in accounting standard, we continue to expect to experience additional other-than-temporary impairment write-downs of our investments in private-label mortgage-related securities, including those that continue to be AAA-rated. See “Part I—Item 2—MD&A—Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for detailed information on our investments in private-label securities backed by Alt-A and subprime loans.

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

The credit losses we experience in future periods as a result of the ongoing deterioration in the housing and mortgage markets, the economic recession and rising unemployment are likely to be larger, and perhaps substantially larger, than our current combined loss reserves and will adversely affect our business, results of operations, financial condition, liquidity and net worth.

In accordance with GAAP, our combined loss reserves, as reflected on our condensed consolidated balance sheets, do not reflect our estimate of the future credit losses inherent in our existing guaranty book of business. Rather, they reflect only the probable losses that we believe we have already incurred as of the balance sheet date. Accordingly, although we believe that our credit losses will increase in the future due to the ongoing deterioration in the housing and mortgage markets, the economic recession, the costs of our activities under various programs designed to keep borrowers in homes, rising unemployment and other negative trends, we are not permitted under GAAP to reflect these future trends in our loss reserve calculations. Because of these negative trends, there is significant uncertainty regarding the full extent of our future credit losses. The credit losses we experience in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

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

In our 2008 Form 10-K, we describe the powers of the conservator in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Conservatorship,” the terms of the senior preferred stock purchase agreement prior to its May 2009 amendment in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant” and the covenants contained in the senior preferred stock purchase agreement prior to its May 2009 amendment in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements—Senior Preferred Stock Purchase Agreement Covenants.” We describe the May 2009 amendment to the senior preferred stock purchase agreement in “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” of our First Quarter 2009 Form 10-Q. These factors may adversely affect our business, financial condition, results of operations, liquidity and net worth.

FHFA, other government agencies or Congress may ask or require us to undertake significant efforts in pursuit of providing liquidity, stability and affordability to the mortgage market and providing assistance to struggling homeowners, or in pursuit of other goals, which may adversely affect our business, results of operations, financial condition, liquidity and net worth.

Prior to the conservatorship, our business was managed with a strategy to maximize shareholder returns, while fulfilling our mission. However, in this time of economic uncertainty, our conservator has directed us to focus primarily on fulfilling our mission of providing liquidity, stability and affordability to the mortgage market and to provide assistance to struggling homeowners to help them remain in their homes. As a result, we may take a variety of actions designed to address this focus that could adversely affect our economic returns, possibly significantly, such as: increasing our purchase of loans that pose a higher credit risk; reducing our guaranty fees; refraining from foreclosing on seriously delinquent loans; increasing our purchases of loans out of MBS trusts in order to modify them; and modifying loans to extend the maturity, lower the interest rate or defer the amount of principal owed by the borrower. Activities of that type may adversely affect our economic returns, in both the short term and long term. These activities also create risks to our business and are likely to have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.

Other agencies of the U.S. government or Congress may also ask us to undertake significant efforts in pursuit of our mission. For example, under the Making Home Affordable Program, which was announced by the Obama Administration in March 2009, we are offering the Home Affordable Refinance Program and the Home Affordable Modification Program. The Home Affordable Refinance Program allows certain eligible borrowers to carry forward mortgage insurance and refinance their mortgage loan at up to 125% of the home’s value. Under the Home Affordable Modification Program, we are working with loan servicers to assist borrowers with modifications of their current mortgage loan to reduce interest rates, lengthen the payment time or take actions such as principal forbearance to bring monthly payments down to as low as 31% of a borrower’s pre-tax income. If our borrowers participate in this program in large numbers, we expect to incur substantial costs as a result of modifications of loans we own or have securitized, including as a result of the incentive fees we will provide our servicers and borrowers and fair value loss charge-offs under SOP 03-3 against the “Reserve for guaranty losses” at the time we acquire loans, which we must do prior to any modification. This program will therefore likely have a material adverse effect, at least in the short term, on our business, results of operations, financial condition and net worth. We do not know how additional actions FHFA, other agencies of the U.S. government or Congress may direct us to take in the future will affect, on a short- or long-term basis, our business, results of operations, liquidity, financial condition or net worth.

In addition, we are subject to housing goals which require that a specified portion of our mortgage purchases during each calendar year relate to the purchase or securitization of mortgage loans that finance housing for low- and moderate-income households, housing in underserved areas and qualified housing under the definition of special affordable housing. FHFA issued a final rule setting forth our 2009 housing goals on July 30, 2009. The final rule lowers our base housing goals and home purchase subgoals, and raises our multifamily special affordable housing subgoal. We expect the base housing goals and the multifamily special affordable subgoal will be difficult for us to achieve given current market conditions, which include: tighter underwriting practices; the sharply increased standards of private mortgage insurers; the reduction in the amount of high loan-to-value ratio and low FICO score loans that mortgage insurers are willing to insure; increasing unemployment; the increased role of the Federal Housing Administration in acquiring goals-qualifying mortgage loans; the collapse of the private-label securities market; multifamily market volatility; and the high levels of refinancings thus far in 2009. These conditions contribute to fewer goals-qualifying mortgages being available for purchase by us. We are also closely watching the home purchase mortgage market to monitor the impact of market conditions on the home purchase subgoals, but the impact is difficult to predict. If our efforts to meet the housing goals and special affordable housing subgoals prove to be insufficient and FHFA finds that the goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our profitability. The potential penalties for failure to comply with housing plan requirements are a cease-and-desist order and civil money penalties. In addition, our efforts to meet our housing goals and subgoals could contribute to further increases in our credit losses because these efforts often result in our purchase of higher risk loans, on which we typically incur proportionately more credit losses than on other types of loans.

Treasury’s funding commitment may not be sufficient to keep us in a solvent condition or prevent us from being placed into receivership.

Under the senior preferred stock purchase agreement, Treasury has made a commitment to provide up to $200 billion in funding as needed to help us maintain a positive net worth. We have received a total of $34.2 billion to date under Treasury’s funding commitment and the Director of FHFA has submitted a request for an additional $10.7 billion from Treasury to eliminate our net worth deficit as of June 30, 2009. These draws reduce the amount of Treasury’s remaining funding commitment to $155.1 billion, and we expect to continue to have losses and net worth deficits resulting in our obtaining additional funds from Treasury. Any dividends or quarterly commitment fees that we do not pay in cash will further reduce the amounts available to us under the senior preferred stock purchase agreement. When Treasury provides the additional funds that have been requested, the annualized dividend on the senior preferred stock will be $4.6 billion. We expect that it is likely that we will need to seek additional funds from Treasury merely to allow us to pay the quarterly dividends due on the senior preferred stock in cash and thereby avoid an increase in the dividend rate from 10% to 12%. Treasury’s commitment may not be sufficient to keep us in solvent condition or prevent us from being placed into receivership, particularly if we continue to experience substantial losses in future periods.

The commitment also may be insufficient to accomplish these objectives if we experience a liquidity crisis that prevents us from accessing the unsecured debt markets. Moreover, the cost of our debt funding is likely to increase if debt investors become concerned about a growing risk that we could be placed into receivership, and those increased costs would materially and adversely affect our results of operations, financial condition, liquidity and net worth.

Limitations in future periods on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations and on our costs, liquidity, business, results of operations, financial condition and net worth.

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently, with a variety of maturities and call features and at attractive rates. Market concerns about matters such as the extent of government support for our business and the future of our business (including future profitability, future structure, regulatory actions and GSE status) could have a severe negative effect on our access to the unsecured debt markets, particularly for callable and non-callable long-term debt. We believe that the improvements since November 2008 in our debt funding stem from federal government support of us and the financial markets, including the availability of the Treasury credit facility and the Federal Reserve’s purchases of our debt and MBS. As a result, we believe that our status as a GSE and continued federal government support of our business and the financial markets are essential to maintaining our access to debt funding, and changes or perceived changes in the government’s support of us or the markets could lead to an increase in our roll-over risk in future periods and have a material adverse effect on our ability to fund our operations. Demand for our debt securities could decline, perhaps significantly, if the government does not extend or replace the Treasury credit facility and the Federal Reserve’s agency debt and MBS purchase programs, each of which expire on December 31, 2009. There can be no assurance that the government will continue to supply us with its current level of support or that our current level of access to debt funding will continue.

If demand for our debt securities declines substantially from current levels, it likely would increase our roll-over risk and materially adversely affect our ability to refinance our debt as it becomes due. This would increase the likelihood that we would need to rely on our liquidity contingency plans, to the extent possible, or possibly be unable to repay our debt obligations as they become due. In the current market environment, we have significant uncertainty regarding our ability to carry out fully our liquidity contingency plans.

In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position. If we are unable to issue both short- and long-term debt securities at attractive rates and in amounts sufficient to operate our business and meet our obligations, it likely would interfere with or prevent the operation of our business and would have a continuing material adverse effect on our liquidity, results of operations, financial condition and net worth.

Our adoption of new accounting standards relating to the elimination of QSPEs could have a material adverse effect on our operations and net worth.

On June 12, 2009, the FASB issued two new accounting rules that amend the accounting for transfers of financial assets and the consolidation guidance related to variable interest entities. We must apply these new standards effective January 1, 2010, and implementation of these standards requires us to make major operational and system changes. We expect that these changes, which will involve the efforts of hundreds of our employees and contractors, will have a substantial impact on our overall internal control environment.

Although we are still assessing the impact of these new accounting standards, we currently expect that the adoption of these accounting standards will require that we consolidate onto our balance sheet the assets and liabilities of the substantial majority of our MBS trusts. As of June 30, 2009, the unpaid principal balance of our MBS trusts was approximately $2.8 trillion. In addition, the number of loans on our balance sheet is expected to increase as a result of this consolidation to approximately 18 million, from approximately 2 million as of June 30, 2009. Because of the magnitude and complexity of the operational and system changes that we are making and the limited amount of time available to complete and test our systems development, there is a risk that unexpected developments could make it difficult for us to implement all of the necessary system changes and internal control processes by the January 1, 2010 effective date. Failure to make these changes by the effective date could have a material adverse impact on us, including on our ability to produce financial reports on a timely basis. In addition, making the necessary operational and system changes in a compressed time frame diverts resources from our other business requirements and corporate initiatives, which could have a material adverse impact on our operations. This consolidation could also significantly increase our required level of capital under existing minimum capital rules, which have been suspended by our conservator and are currently in the process of being revised by our regulator.

Failure to effect a reverse stock split for our common stock could result in the delisting of our common and preferred stock from the NYSE.

Since our common stock has traded at less than $1.00 per share for more than 30 consecutive trading days, our common stock is subject to delisting from the New York Stock Exchange (“NYSE”) by October 15, 2009. If the NYSE were to delist our common and preferred stock, it likely would result in a significant decline in the trading volume and liquidity of our common stock and of the classes of our preferred stock listed on the NYSE. As a result, it could become more difficult for our shareholders to sell their shares at prices comparable to those in effect prior to delisting, or at all.

One means of increasing the trading price of common stock, at least temporarily, is to effect a reverse stock split by combining multiple shares of the common stock into a single common share. If we were to effect a reverse stock split, there is no assurance that the trading price of our common stock over the long term would continue to satisfy the NYSE’s minimum price listing standard. For example, from June 30, 2009, the date on which American International Group, Inc.’s shareholders approved a 20-for-1 reverse stock split, through July 31, 2009, the trading price of its common stock has decreased by approximately 43%. We will seek the approval of our conservator with respect to any alternative the company pursues with regard to its listing on the NYSE. Although management currently does not believe that a reverse stock split should be effected, the Board of Directors has not made a determination. For a reverse stock split to be effected, the approval of Treasury under the senior preferred stock purchase agreement also would be required. Moreover, our conservator, in consultation with Treasury, may determine to maintain our listing on the NYSE, and therefore require us to effect a reverse stock split. We currently are consulting with our conservator with regard to our continued listing on the NYSE.

Our business with many of our institutional counterparties is critical and heavily concentrated. If one or more of these institutional counterparties defaults on its obligations to us or becomes insolvent, we could experience substantial losses and it could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. That risk has escalated significantly as a result of current adverse financial market conditions. Our primary exposures to institutional counterparty risk are with: mortgage servicers that service the loans we hold in our mortgage portfolio or that back our Fannie Mae MBS; third-party providers of credit enhancement on the mortgage assets that we hold in our mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements, and financial guarantors; issuers of securities held in our cash and other investments portfolio; and derivatives counterparties.

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

We depend on our ability to enter into derivatives transactions in order to manage the duration and prepayment risk of our mortgage portfolio. If we lose access to our derivatives counterparties, it could adversely affect our ability to manage these risks, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

We consider the credit ratings by rating agencies of our counterparties in managing and monitoring our counterparty risk. These ratings may be inaccurate, which could undermine our risk management efforts and result in increased credit losses.

We depend on our mortgage insurer counterparties to provide insurance against borrower default that is critical to our business. If one or more of these counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

The current weakened financial condition of our mortgage insurer counterparties creates a risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. Since January 1, 2008, the insurer financial strength ratings of all of our major mortgage insurer counterparties have been downgraded to reflect their weakened financial condition, in some cases more than once. In 2008, one of our mortgage insurer counterparties announced it would cease issuing commitments for new mortgage insurance and would run-off its existing business. In June 2009, that insurer, under an order received from its regulator, began paying all valid claims 60% in cash and 40% by the creation of a deferred payment obligation, which may be paid in the future.

A number of our mortgage insurers have publicly disclosed that they may exceed the state-imposed risk-to-capital limits under which they operate some time during 2009 and they may not have access to sufficient capital to continue to write new business in accordance with state regulatory requirements. In addition, many mortgage insurers have been exploring and continue to explore capital raising opportunities with little success. If mortgage insurers are not able to raise capital and exceed their risk-to-capital limits, they will likely be forced into run-off or receivership. This would increase the risk that they will fail to reimburse us for claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. In addition, our largest mortgage insurer counterparty has announced that it plans to implement a restructuring plan that would involve contributing capital to a subsidiary that would enable the subsidiary to write new business, and result in less liquidity available to its parent company to pay claims on its existing book of business, resulting in an increased risk this counterparty will not pay its claims in full in the future. If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is downgraded, it could result in a significant increase in our loss reserves and a significant increase in the fair value of our guaranty obligations.

If we are no longer willing or able to conduct business with one or more of our mortgage insurer counterparties, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry or, as discussed in the following paragraph, we may need to reduce the amount or types of mortgage loans we purchase or guarantee.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower FICO credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high loan-to-value ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with loan-to-value ratios over 80% at the time of purchase. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance borrowers whose loans we do not own or guarantee into more affordable loans. The unavailability of suitable credit enhancement could also negatively impact our ability to pursue new business opportunities relating to high loan-to-value ratio and other higher risk loans and therefore harm our competitive position and our earnings, and our ability to meet our housing goals.

The success of our efforts to keep people in their homes, as well as the re-performance rate of loans we modify, may be limited by our reliance on third parties to service our mortgage loans.

We enter into servicing agreements with mortgage servicers, pursuant to which we delegate the servicing of our mortgage loans. These mortgage servicers, or their agents and contractors, typically are the primary point of contact for borrowers, and we rely on these mortgage servicers to identify and contact troubled borrowers as early as possible, to assess the situation and offer appropriate options for resolving the problem and to successfully implement a solution for the borrower. The demands placed on experienced mortgage loan servicers to service delinquent loans have increased significantly across the industry, straining servicer capacity. The Making Home Affordable Program is also impacting servicer resources. To the extent that mortgage servicers are hampered by limited resources or other factors, they may not be successful in conducting their servicing activities in a manner that fully accomplishes our objectives within the timeframe we desire. As a practical matter, however, our ability to augment our servicers’ efforts is limited; we do not have any significant internal ability to assist servicers and, at this time, we have been unable to identify additional external servicing capacity. Further, in some circumstances, our servicers have advised us that they have not been able to reach many of the borrowers who need help or may need help with their mortgage loans even when repeated efforts have been made to contact the borrower.

For these reasons, our ability to actively manage the troubled loans that we own or guarantee, and to implement our homeownership assistance and foreclosure prevention efforts quickly and effectively, may be limited by our reliance on our mortgage servicers.

Our role as program administrator for the Home Affordable Modification Program is likely to increase our costs and place burdens on our resources and exposes us to reputational risk if the program is not determined to be successful.

We expect our role as program administrator for the Home Affordable Modification Program to be substantial, requiring significant levels of internal resources and management attention, which may therefore be shifted away from other corporate initiatives. This shift could have a material adverse effect on our business, results of operations, financial condition and net worth. Further, to the extent that we devote our efforts to the Home Affordable Modification Program and it does not achieve the desired results for any reason, we may experience reputational loss, which could adversely affect the extent to which the government continues to support our business and activities. We also expect to incur additional operational expenses associated with our role as program administrator for the Making Home Affordable Program.

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

Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates, home price trends and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including limitations on historical data to predict results due to unprecedented events or circumstances, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently.

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

Actions we may take to assist the mortgage market may also require adjustments to our models and the application of greater management judgment. This application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions.

If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management decisions, including decisions affecting loan purchases, management of credit losses and risk, guaranty fee pricing, asset and liability management and the management of our net worth, and any of those decisions could adversely affect our business, results of operations, liquidity, net worth and financial condition.

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

Potential limitations on, and uncertainty regarding, employee compensation have adversely affected, and we expect will continue to adversely affect, our ability to recruit and retain well-qualified employees. In addition, as of the date of this filing, we do not have in place a 2009 compensation program for our senior executives, which could adversely affect our ability to retain and recruit our senior management team. Changes in public policy or opinion also may affect our ability to hire and retain qualified employees.

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

Because we use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the single-family mortgage loans we purchase and securitize, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses and reputational damage as a result of mortgage fraud.

Risks Relating to Our Industry

The financial services industry is undergoing significant structural and regulatory changes, and is subject to significant and changing regulation. We do not know how these changes will affect our business.

The financial services industry is undergoing significant structural changes. In light of current conditions in the financial markets and economy, regulators and legislatures have increased their focus on the regulation of the financial services industry. A number of proposals for legislation regulating the financial services industry are being introduced in Congress and in state legislatures and the number may increase. Several of these proposals specifically relate to housing finance and consumer mortgage practices, which could result in our becoming liable for statutory violations by mortgage originators. The Obama Administration issued a white paper in June 2009 that proposes significantly altering the current regulatory framework applicable to the financial services industry, with enhanced and more comprehensive regulation of financial firms and markets. If implemented, the plan’s proposals would directly and indirectly affect many aspects of our business and that of our business partners. The plan includes proposals relating to the enhanced regulation of securitization markets, changes to existing capital and liquidity requirements for financial firms, additional regulation of the over-the-counter derivatives market, stronger consumer protection regulations, regulations on compensation practices and changes in accounting standards.

We are unable to predict whether these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Actions by regulators of the financial services industry, including actions related to limits on executive compensation, impact the retention and recruitment of management. In addition, the actions of Treasury, the FDIC, the Federal Reserve and international central banking authorities directly impact financial institutions’ cost of funds for lending, capital raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.

The financial market crisis has also resulted in mergers of some of our most significant institutional counterparties. Consolidation of the financial services industry has increased and may continue to increase our concentration risk to counterparties in this industry, and we are and may become more reliant on a smaller number of institutional counterparties, which both increases our risk exposure to any individual counterparty and decreases our negotiating leverage with these counterparties.

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

Under the terms of the senior preferred stock purchase agreement, we are prohibited from selling or issuing our equity interests other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008 without the prior written consent of Treasury. During the quarter ended June 30, 2009, 13,648 restricted stock units vested, as a result of which 4,014 shares of common stock were issued and 9,634 shares of common stock that otherwise would have been issued were deferred until after termination of service on the Board of Directors under an irrevocable election made in 2008 by two members of our Board of Directors. All of these restricted stock units were granted prior to September 7, 2008. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

During the quarter ended June 30, 2009, 4,406,901 shares of common stock were issued upon conversion of 2,860,143 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

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

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the second quarter of 2009.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program(2)	the Program(3)
	(Shares in thousands)

2009
April 1-30	6	$0.75	—	49,054
May 1-31	4	0.79	—	48,524
June 1-30	4	0.69	—	48,469
Total	14

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $10,400 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 2,860,143 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of the preferred shares.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the second quarter of 2009 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. Under the terms of the senior preferred stock purchase agreement, we are prohibited from purchasing Fannie Mae common stock without the prior written consent of Treasury. As a result of this prohibition, we do not intend to make further purchases under the General Repurchase Authority at this time.

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

Date: August 6, 2009

By:	/s/ David M. Johnson
David M. Johnson
Executive Vice President and
Chief Financial Officer

Date: August 6, 2009

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

E-1

Item		Description

4.20		Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21		Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Taxonomy Extension Schema*
101	.CAL	XBRL Taxonomy Extension Calculation*
101	.LAB	XBRL Taxonomy Extension Labels*
101	.PRE	XBRL Taxonomy Extension Presentation*
101	.DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

E-2

LE057