Form 10-Q
period 2009-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2009-11-05
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, there were 1,112,759,202 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated to our management and Board of Directors the authority to conduct our day-to-day operations. We describe the rights and powers of the conservator, the provisions of our agreements with the U.S. Department of Treasury (“Treasury”), and changes to our business, business strategies and objectives, corporate structure and liquidity since conservatorship in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) in “Part I—Item 1—Business” and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (“First Quarter 2009 Form 10-Q”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (“Second Quarter 2009 Form 10-Q”).

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

Our Business Objectives and Strategy

Our Board of Directors and management consult with our conservator in establishing our strategic direction, taking into consideration our role in addressing housing and mortgage market conditions. FHFA has approved our business objectives.

We face a variety of different, and potentially conflicting, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the mortgage market and to the struggling housing market;

•	limiting the amount of the investment Treasury must make under our senior preferred stock purchase agreement in order to eliminate a net worth deficit;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

We, therefore, regularly consult with and receive direction from our conservator on how to balance these objectives. Our pursuit of our mission creates conflicts in strategic and day-to-day decision-making that could hamper achievement of some or all of these objectives. Our financial results are likely to suffer, at least in the short term, as we expand our efforts to assist the mortgage market, thereby increasing the amount of funds that Treasury is required to provide to us and further limiting our ability to return to long-term profitability.

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

Concentrating our efforts on keeping people in their homes and preventing foreclosures while continuing to be active in the secondary mortgage market, rather than concentrating on returning to long-term profitability, is likely to contribute, at least in the short term, to additional financial losses and declines in our net worth. The ongoing adverse conditions in the housing and mortgage markets, along with the continuing deterioration throughout our book of business and the costs associated with these efforts pursuant to our mission, will increase the amount of funds that Treasury is required to provide to us. In turn, these factors put additional pressure on our ability to return to long-term profitability. If, however, the Making Home Affordable Program is successful in reducing foreclosures and keeping borrowers in their homes, it may benefit the overall housing market and help in reducing our long-term credit losses. Further, there is significant uncertainty regarding the future of our business, and our regulators, the Administration and Congress are discussing options for reform of the GSEs.

Housing and Mortgage Market and Economic Conditions

The U.S. residential mortgage market remained weak in the third quarter of 2009, which adversely affected our financial condition and results of operations. While home sales showed signs of beginning to stabilize in the second and third quarters of 2009, the number of mortgage delinquencies and mortgage foreclosures continued to increase.

We estimate that home prices on a national basis declined by 1.4% in the first nine months of 2009, although there was a slight increase in the second and third quarters of 2009. The second quarter typically is the highest growth quarter of the year because it is the peak home buying season. Accordingly, as described in “Outlook,” we believe that home prices will nonetheless continue to decline from current levels in the fourth quarter of 2009. We estimate that home prices on a national basis have declined by 15.6% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.

The economic recession that started in December 2007 began to ease in the third quarter of 2009. The U.S. gross domestic product, or GDP, is estimated to have risen by approximately 3.5% on an annualized basis in the third quarter of 2009, compared with a reported decline of 0.7% on an annualized basis in the second quarter of 2009. However, the U.S. Bureau of Labor Statistics reported that the unemployment rate reached 9.8% in September, a 26-year high. The U.S. has lost a net total of 7.2 million non-farm jobs since the start of the recession. High levels of unemployment and severe declines in home prices have contributed to a continued increase in residential mortgage delinquencies; the unemployment rate is projected to rise in coming months.

The number of unsold single-family homes in inventory dropped in the third quarter of 2009 as compared with the second quarter, but the supply of homes as measured by the inventory/sales ratio remains high. In addition, we believe that there are a large number of foreclosed homes that are not yet on the market, as well as a considerable number of seriously delinquent loans that may ultimately end in foreclosure. These homes are likely to contribute to a significant additional increase in the market supply of single-family homes in the future.

The National Association of Realtors reported that existing home sales increased in September 2009, and sales activity was at its highest level in over two years. New home sales decreased in September for the first time since March, and total housing starts rose slightly in September for the fourth time in the last five months. Increased affordability and government support, including the first-time homebuyer tax credit, helped to boost sales figures. This boost has been modest due to adverse labor market conditions and continued tightening of bank lending standards, making qualification for mortgage credit more difficult for some borrowers.

Multifamily housing fundamentals remained stressed in the third quarter of 2009, despite the easing of the economic recession, because job losses remain high. As a result, new household formations are expected to remain well below average, which in turn is negatively affecting vacancy rates and rent levels. While apartment property sales increased slightly during the third quarter of 2009 compared with the second quarter of 2009, we believe the increase in sales was likely due to sellers’ reducing the sales prices. There is also concern that the number of distressed multifamily properties entering the sales market is likely to increase over the coming quarters, increasing supply. In addition, for multifamily loans that begin reaching maturity during the next several years, it is expected that some portion of those loans may be exposed to refinancing risk.

As of June 30, 2009, the latest date for which information was available, the amount of U.S. residential mortgage debt outstanding was estimated by the Federal Reserve to be approximately $11.9 trillion, including

$11.0 trillion of single-family mortgages. U.S. residential mortgage debt outstanding has been declining since the second quarter of 2008. Total U.S. residential mortgage debt outstanding decreased by 1.2% in the second quarter of 2009 on an annualized basis, compared with a decrease of 0.2% in the first quarter of 2009. Our mortgage credit book of business, which consists of the mortgage loans and mortgage-related securities we hold in our investment portfolio, Fannie Mae MBS held by third parties and other credit enhancements that we provide on mortgage assets, was $3.2 trillion as of June 30, 2009, or approximately 26.9% of total U.S. residential mortgage debt outstanding. See “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a description of risks to our business associated with the housing market downturn and decline in home prices.

Summary of Our Financial Results and Condition for the Third Quarter and First Nine Months of 2009

Consolidated Results of Operations

Quarterly Results

We recorded a net loss of $18.9 billion for the third quarter of 2009. Including $883 million in dividends on the senior preferred stock, the net loss attributable to common stockholders was $19.8 billion, or $3.47 per diluted share. Our net loss was primarily driven by significant credit-related expenses, which totaled $22.0 billion in the third quarter, reflecting the continued build in our combined loss reserves and increasing numbers of credit-impaired loans acquired from MBS trusts for loan modifications, and $1.5 billion in fair value losses due primarily to losses on derivatives resulting from a decrease in swap rates, the time decay of our purchased options and losses on mortgage commitments. The impact of these items more than offset our net revenues of $5.9 billion generated primarily from net interest income and guaranty fee income.

In comparison, we recorded a net loss of $14.8 billion for the second quarter of 2009. Including $411 million in dividends on the senior preferred stock, the net loss attributable to common stockholders was $15.2 billion, or $2.67 per diluted share. The net loss for the second quarter of 2009 was driven by significant credit-related expenses of $18.8 billion, which more than offset our net revenues of $5.6 billion generated primarily from net interest income and guaranty fee income. The $4.1 billion increase in our net loss for the third quarter of 2009 compared with the second quarter of 2009 was driven principally by an increase in credit-related expenses and a shift to fair value losses from fair value gains, which more than offset the shift to investment gains from investment losses.

For the third quarter of 2008, the net loss was $29.0 billion, and the net loss attributable to common stockholders was $29.4 billion, or $13.00 per diluted share. This net loss was driven primarily by a $21.4 billion non-cash charge to establish a valuation allowance against deferred tax assets, as well as credit-related expenses of $9.2 billion, fair value losses of $3.9 billion and $1.8 billion in other-than-temporary impairments, which more than offset net revenues of $4.1 billion.

The $10.1 billion decrease in our net loss for the third quarter of 2009 from the third quarter of 2008 was primarily due to a $21.4 billion non-cash charge to establish a valuation allowance against deferred tax assets in the third quarter of 2008, as well as a $2.4 billion decrease in fair value losses and a $1.5 billion increase in net interest income that more than offset a $12.7 billion increase in credit-related expenses.

Year-to-Date Results

We recorded a net loss of $56.8 billion for the first nine months of 2009. Including $1.3 billion in dividends on the senior preferred stock, the net loss attributable to common stockholders was $58.1 billion, or $10.24 per diluted share. Our net loss was driven primarily by credit-related expenses of $61.6 billion due to the continued build in our combined loss reserves by $41.1 billion, other-than-temporary impairment of $7.3 billion, and fair value losses of $2.2 billion. The impact of these items more than offset our net revenues of $16.7 billion. For the first nine months of 2008, we recorded a net loss of $33.5 billion, or $24.24 per diluted share, driven primarily by a $21.4 billion non-cash charge to establish a valuation allowance against deferred tax assets, $17.8 billion in credit-related expenses, $7.8 billion in fair value losses and $2.4 billion in other-than-temporary impairments, which more than offset our net revenues of $11.8 billion.

The $23.3 billion increase in our net loss for the first nine months of 2009 from the first nine months of 2008 was driven principally by a $43.8 billion increase in credit-related expenses, coupled with a $4.9 billion increase in other-than-temporary impairment, which more than offset a $21.4 billion non-cash charge to establish a valuation allowance against deferred tax assets, a $5.6 billion decrease in fair value losses and a $4.7 billion increase in net interest income.

Credit Overview

Table 1 below presents information about the credit performance of mortgage loans in our single-family guaranty book of business for each quarter of 2008 and the first three quarters of 2009, illustrating the deterioration in performance throughout 2008 and 2009. Our single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets, such as long term-standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

Table 1:  Credit Statistics, Single-Family Guaranty Book of Business

	2009				2008
	Q3 YTD	Q3	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(1)	4.72%	4.72%	3.94%	3.15%	2.42%	2.42%	1.72%	1.36%	1.15%
On-balance sheet nonperforming loans(2)	$33,525	$33,525	$26,300	$23,145	$20,484	$20,484	$14,148	$11,275	$10,947
Off-balance sheet nonperforming loans(3)	$163,890	$163,890	$144,183	$121,378	$98,428	$98,428	$49,318	$34,765	$23,983
Combined loss reserves(4)	$64,724	$64,724	$54,152	$41,082	$24,649	$24,649	$15,528	$8,866	$5,140
Foreclosed property inventory (number of properties)(5)	72,275	72,275	62,615	62,371	63,538	63,538	67,519	54,173	43,167
During the period:
Loan modifications (number of loans)(6)	56,816	27,686	16,684	12,446	33,388	6,313	5,291	10,229	11,555
HomeSaver Advance problem loan workouts (number of loans)(7)	36,440	4,347	11,662	20,431	70,967	25,788	27,278	16,749	1,152
Preforeclosure sales (number of loans)(8)	24,162	11,076	7,629	5,457	10,355	4,171	2,997	2,018	1,169
Repayment plans and forbearances completed (number of loans)(9)	17,595	5,398	4,752	7,445	7,892	1,829	1,794	2,068	2,201
Foreclosed property acquisitions (number of properties)(10)	98,428	40,959	32,095	25,374	94,652	20,998	29,583	23,963	20,108
Single-family credit-related expenses(11)	$60,377	$21,656	$18,391	$20,330	$29,725	$11,917	$9,215	$5,339	$3,254
Single-family credit losses(12)	$9,386	$3,620	$3,301	$2,465	$6,467	$2,197	$2,164	$1,249	$857

(1)	Calculated based on number of conventional single-family loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our conventional single-family guaranty book of business. We include all of the conventional single-family loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(2)	Represents the total amount of nonaccrual loans, troubled debt restructurings, and first-lien loans associated with unsecured HomeSaver Advance loans including troubled debt restructurings and HomeSaver Advance first-lien loans that are on accrual status. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. Prior to the fourth quarter of 2008, we generally classified loans as nonperforming when the payment of principal or interest on the loan was three months or more past due. In the fourth quarter of 2008, we began classifying loans as nonperforming at an earlier stage in the delinquency cycle, generally when the payment of principal or interest on the loan is two months or more past due.

(3)	Represents unpaid principal balance of nonperforming loans in our outstanding and unconsolidated Fannie Mae MBS held by third parties, including first-lien loans associated with unsecured HomeSaver Advance loans that are not seriously delinquent. Prior to the fourth quarter of 2008, we generally classified loans as nonperforming when the payment of principal or interest on the loan was three months or more past due. In the fourth quarter of 2008, we began classifying loans as nonperforming at an earlier stage in the delinquency cycle, generally when the payment of principal or interest on the loan is two months or more past due. Loans have been classified as nonperforming according to the classification standard in effect at the time the loan became a nonperforming loan, and prior periods have not been revised to reflect changes in classification.

(4)	Consists of the allowance for loan losses for loans held for investment in our mortgage portfolio and reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS and single-family loans that we have guaranteed under long-term standby commitments.

(5)	Reflects the number of single-family foreclosed properties we held in inventory as of the end of each period. Includes properties we acquired through deeds in lieu of foreclosure.

(6)	Modifications are granted for borrowers experiencing financial difficulty and include troubled debt restructurings as well as other modifications to the terms of the loan. A troubled debt restructuring of a mortgage loan is a restructuring in which a concession is granted to the borrower. It is the only form of modification in which we agree to accept less than the full original contractual principal and interest amount due under the loan, although other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loans. These modifications do not include trial modifications under the Home Affordable Modification Program or repayment and forbearance plans that have been initiated but not completed. Trial modifications that have converted to permanent modifications under the Home Affordable Modification Program are included.

(7)	Represents number of first-lien loans associated with unsecured HomeSaver Advance loans.

(8)	Preforeclosure sales may involve a payoff of less than the full amount of the indebtedness to avoid the expense of foreclosure and includes short sales and third party sales.

(9)	During the first three quarters of 2009, repayment plans reflected only those plans associated with loans that were 60 days or more delinquent. During 2008, repayment plans reflected only those plans associated with loans that were 90 days or more delinquent. If we had included repayment plans associated with loans that were 60 days or more delinquent during 2008, the number of loans that had repayment plans and forbearances completed for the full year of 2008 would have been 22,337 loans.

(10)	Includes deeds in lieu of foreclosure.

(11)	Consists of the provision for credit losses and foreclosed property expense.

(12)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans for the reporting period. Interest forgone on single-family nonperforming loans in our mortgage portfolio is not reflected in our credit losses total. In addition, we exclude other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on single-family loans from credit losses. See “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses Attributable to Fair Value Losses on Credit-Impaired Loans Acquired from MBS Trusts and HomeSaver Advance Loans” for a discussion of accounting for loans acquired with deteriorated credit quality.

As shown in Table 1 above, we have experienced continuing deterioration in the credit performance of mortgage loans in our guaranty book of business since the beginning of 2008, reflecting the ongoing impact of the adverse conditions in the housing market, as well as rising unemployment. See “Housing and Mortgage Market and Economic Conditions” above for more detailed information regarding these conditions. We expect these conditions to continue to adversely affect our credit results for the remainder of 2009 and during 2010.

We increased our single-family loss reserves to $64.7 billion as of September 30, 2009, or 32.79% of the amount of our single-family nonperforming loans, from $54.2 billion as of June 30, 2009, or 31.76% of the amount of our single-family nonperforming loans, and $24.6 billion as of December 31, 2008, or 20.73% of the amount of our single-family nonperforming loans. The increase in our loss reserves in the third quarter and first nine months of 2009 reflected the continued deterioration in the overall credit performance of loans in our guaranty book of business, as evidenced by the significant increase in delinquent, seriously delinquent and nonperforming loans. In addition, our average loss severity, or average initial charge-off per default, increased during the first nine months of 2009 primarily as a result of the decline in home prices and a higher percentage of loan charge-offs that do not have mortgage insurance coverage.

We experienced a substantial increase in our population of seriously delinquent (90+ days delinquent) loans in the third quarter compared with the second quarter of 2009, primarily as a result of an increase in the number of loans transitioning to seriously delinquent status, accompanied by a decline in the proportion of already seriously delinquent loans curing or transitioning to foreclosure as our servicers work to find a home retention solution before proceeding to foreclosure. Further, a number of our seriously delinquent loans are in a workout that has been initiated but not yet completed. For example, a loan in the trial modification stage under the Home Affordable Modification Program continues to be reported as seriously delinquent throughout the trial period. The factors contributing to the substantial increase in serious delinquencies are described in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

We are experiencing increases in delinquency and default rates throughout our guaranty book of business, including on loans with fewer risk layers, such as loans with lower original loan-to-value ratios, higher FICO credit scores and mortgages with fixed rate mortgage terms. Risk layering is the combination of multiple risk characteristics that could increase the likelihood of default. This general deterioration in our guaranty book of business is a result of the stress on a broader segment of borrowers due to the rise in unemployment and the decline in home prices. Certain loan categories continued to contribute disproportionately to the increase in nonperforming loans and credit losses for the third quarter and first nine months of 2009. These categories include: loans on properties in the Midwest, California, Florida, Arizona and Nevada; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans. The term “Alt-A loans” generally refers to mortgage loans that can be underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. In reporting our credit exposure, we classify mortgage loans as Alt-A if the lenders that delivered the mortgage loans to us classified the loans as Alt-A based on documentation or other product features. See “Risk Management—Credit Risk Management—Mortgage Credit Risk Management” for more detailed information on the risk profile and the performance of the loans in our guaranty book of business.

In our efforts to keep people in their homes and address the deteriorating credit performance of mortgage loans in our single-family guaranty book of business, we are working hard to complete workouts for delinquent loans. Our workout solutions include loan modifications, both within the Home Affordable Modification Program and outside the program, and repayment and forbearance plans. We significantly increased the number of loan workouts during the third quarter and first nine months of 2009. In our experience, only a portion of loans that we attempt to modify or for which we begin a repayment or forbearance plan result in a completed workout. In addition, a significant number of completed loan workouts subsequently become delinquent again. For example, external factors such as high unemployment may result in the need for additional workouts to address new borrower delinquencies and prevent foreclosures. If we are unable to provide a viable home retention option, we provide foreclosure avoidance alternatives that may be appropriate if the borrower is no longer able to make the required mortgage payments. We have agreed to an increasing number of preforeclosure sales during the first nine months of 2009 as more borrowers have been adversely impacted by weak economic conditions.

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

Consolidated Balance Sheet

Total assets of $890.3 billion as of September 30, 2009 decreased by $22.1 billion, or 2.4%, from December 31, 2008. Total liabilities of $905.2 billion decreased by $22.3 billion, or 2.4%, from December 31, 2008. Total Fannie Mae stockholders’ deficit decreased by $249 million during the first nine months of 2009, to a deficit of $15.1 billion as of September 30, 2009 from a deficit of $15.3 billion as of December 31, 2008. The decrease in total Fannie Mae stockholders’ deficit was due to the $44.9 billion in funds received from Treasury under the senior preferred stock purchase agreement, $10.5 billion reduction in unrealized losses on available-for-sale securities, net of tax, and a $3.0 billion reduction in our deficit to reverse a portion of our deferred tax asset valuation allowance in conjunction with our April 1, 2009 adoption of the new accounting guidance for assessing other-than-temporary impairment. These factors were almost entirely offset by our net loss of $56.8 billion for the first nine months of 2009.

We provide more detailed discussions of key factors affecting changes in our results of operations and financial condition in “Consolidated Results of Operations,” “Business Segment Results,” “Consolidated Balance Sheet Analysis,” “Supplemental Non-GAAP Information—Fair Value Balance Sheets,” and “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

We intend to adopt two new accounting standards, effective January 1, 2010. These standards amend the accounting for transfers of financial assets and the consolidation guidance related to variable interest entities. The adoption of these new accounting standards will have a major impact on our consolidated financial statements, including the consolidation of the substantial majority of our MBS trusts which are currently off-balance sheet. We provide a more detailed discussion of this guidance and its impact in “Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities.”

Net Worth Deficit

We had an estimated net worth deficit of $15.0 billion as of September 30, 2009, compared with a net worth deficit of $10.6 billion as of June 30, 2009 and $15.2 billion as of December 31, 2008. This net worth deficit equals the total deficit that we report in our condensed consolidated balance sheets, and is calculated by subtracting our total liabilities from our total assets, each as shown on our condensed consolidated balance sheets prepared in accordance with generally accepted accounting principles (“GAAP”) for that fiscal quarter.

Under the Federal Housing Finance Regulatory Reform Act of 2008 (“Regulatory Reform Act”), FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are, and during the preceding 60 days have been, less than our obligations. FHFA has notified us that the measurement period for such a determination begins no earlier than the date of the SEC filing deadline for our quarterly and annual financial statements and continues for a period of 60 days after that date. FHFA also has advised us that, if we receive funds from Treasury during that 60-day period in order to eliminate our net worth deficit as of the prior period end in accordance with the senior preferred stock purchase agreement, the Director of FHFA will not make a mandatory receivership determination.

Under the senior preferred stock purchase agreement, as amended, Treasury committed to provide us with funds of up to $200 billion under specified conditions. The agreement requires Treasury, upon the request of our conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). The senior preferred stock purchase agreement does not terminate as of a particular time; however, we may no longer obtain new funds under the agreement once we have received a total of $200 billion under the agreement.

We describe the terms of the senior preferred stock purchase agreement in our 2008 Form 10-K in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements,” and we describe the terms of the May 2009 amendment to the agreement in our First Quarter 2009 Form 10-Q in “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement.”

We have received an aggregate of $44.9 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of the end of each of the last three quarters. On November 4, 2009, the Acting Director of FHFA submitted a request to Treasury for an additional $15.0 billion on our behalf to eliminate our net worth deficit as of September 30, 2009, and requested receipt of those funds on or prior to December 31, 2009.

Upon receipt of those funds from Treasury, the aggregate liquidation preference of our senior preferred stock, including the initial liquidation preference of $1.0 billion, will equal $60.9 billion and the annualized dividend on the senior preferred stock will be $6.1 billion, based on the 10% dividend rate. This dividend obligation exceeds our reported annual net income for five of the past seven years and will contribute to increasingly negative cash flows in future periods if we continue to pay the dividends on a quarterly basis. If we do not pay the dividend quarterly and in cash, the dividend rate would increase to 12% annually, and the unpaid dividend would accrue and be added to the liquidation preference of the senior preferred stock, further increasing the amount of the annual dividends.

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

Fair Value Deficit

Our fair value deficit as of September 30, 2009, which is reflected in our supplemental non-GAAP fair value balance sheet, was $90.4 billion, compared with a deficit of $102.0 billion as of June 30, 2009 and $105.2 billion as of December 31, 2008.

The fair value of our net assets, including capital transactions, increased by $14.8 billion during the first nine months of 2009, and includes $44.9 billion of capital received from Treasury under the senior preferred stock purchase agreement. The fair value of our net assets, excluding capital transactions, decreased by $28.8 billion during the first nine months of 2009. This decrease reflected the adverse impact on our net guaranty assets from the continued weakness in the housing market and increases in unemployment resulting from the weak economy, which contributed to a significant increase in the fair value of our guaranty obligations. We experienced a favorable impact on the fair value of our net assets attributable to an increase in the fair value of our net portfolio primarily due to changes in the spread between mortgage assets and associated debt and derivatives.

The amount that Treasury has committed to provide us under the senior preferred stock purchase agreement to eliminate our net worth deficit is determined based on our GAAP balance sheet, not our non-GAAP fair value balance sheet. There are significant differences between our GAAP balance sheet and our non-GAAP fair value balance sheet, which we describe in greater detail in “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

Significance of Net Worth Deficit, Fair Value Deficit and Combined Loss Reserves

Our net worth deficit, which equals our total deficit as reported on our condensed consolidated GAAP balance sheet, includes the effect of combined loss reserves of $65.9 billion that we recorded in our consolidated balance sheet as of September 30, 2009. Our non-GAAP fair value balance sheet presents all of our assets and liabilities at estimated fair value as of the balance sheet date. “Fair value” represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which is also referred to as the “exit price.” In determining fair value, we use a variety of valuation techniques and processes. In general, fair value incorporates the market’s current view of the future, and that view is reflected in the current price of the asset or liability. However, future market conditions may be different from what the market has currently estimated and priced into these fair value measures. We describe our use of assumptions and management judgment and our valuation techniques and processes for determining fair value in more detail in “Supplemental Non-GAAP information—Fair Value Balance Sheets,” “Critical Accounting Policies and Estimates—Fair Value of Financial Instruments” and “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

Our combined GAAP loss reserves reflect probable losses that we believe we have already incurred as of the balance sheet date. In contrast, the fair value of our guaranty obligation is based not only on future expected credit losses over the life of the loans underlying our guarantees as of September 30, 2009, but also on the estimated profit that a market participant would require to assume that guaranty obligation.

Liquidity

In response to the strong demand that we experienced for our debt securities during the first nine months of 2009, we issued a variety of non-callable and callable debt securities in a wide range of maturities to achieve cost-efficient funding and an appropriate debt maturity profile. In particular, we issued a significant amount of long-term debt during this period, which we then used to repay maturing debt and prepay more expensive long-term debt. As a result, as of September 30, 2009, our outstanding short-term debt, based on its original contractual term, decreased as a percentage of our total outstanding debt to 30%, compared with 38% as of December 31, 2008. In addition, the average interest rate on our long-term debt (excluding debt from consolidations), based on its original contractual term, decreased to 3.76% as of September 30, 2009, compared with 4.66% as of December 31, 2008.

We believe that our ready access to long-term debt funding during the first nine months of 2009 is due to the actions taken by the federal government to support us and the financial markets. Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations. Demand for our debt securities could decline in the future if the government does not extend or replace the Treasury credit facility, which expires on December 31, 2009, as the Federal Reserve concludes its agency debt and MBS purchase programs during the first quarter of 2010, or for other reasons. As of the date of this filing, however, we have experienced strong demand for our debt securities that mature after the scheduled expirations of the Treasury credit facility and Federal Reserve purchase programs.

See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for more information on our debt funding activities and “Part II—Item 1A—Risk Factors” of this report and “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a discussion of the risks to our business posed by our reliance on the issuance of debt securities to fund our operations.

Homeowner Assistance Initiatives

During the third quarter of 2009, we continued our efforts, pursuant to our mission, to help homeowners avoid foreclosure. A great deal of our effort during the quarter was focused on the Making Home Affordable Program, the details of which were first announced by the Obama Administration in March 2009. That program is designed to significantly expand the number of borrowers who can refinance or modify their mortgages to achieve a monthly payment that is more affordable now and into the future or to obtain a more stable loan product, such as a fixed-rate mortgage loan in lieu of an adjustable rate mortgage loan. If it is determined that a borrower facing foreclosure is not eligible for a modification under the Making Home Affordable Program, we attempt to find another home retention or foreclosure alternative solution for the borrower.

The Making Home Affordable Program

Key elements of the Making Home Affordable Program are the Home Affordable Refinance Program and the Home Affordable Modification Program.

The Home Affordable Refinance Program provides for us to acquire or guarantee loans that are refinancings of mortgage loans we own or guarantee, and for Freddie Mac to acquire or guarantee loans that are refinancings of mortgage loans that it owns or guarantees. Borrowers refinancing under the Home Affordable Refinance Program benefit from lower levels of mortgage insurance than those required under traditional standards. The program is targeted at borrowers who have demonstrated an acceptable payment history on their mortgage loans but may have been unable to refinance due to a decline in home values. We make refinancings under the Home Affordable Refinance Program through our Refi Plustm initiatives, which provide refinance solutions for eligible Fannie Mae loans. Under the Home Affordable Refinance Program, the new mortgage loan must either:

•	reduce the borrower’s monthly principal and interest payment, or

•	provide a more stable loan product.

The Home Affordable Modification Program provides for the modification of mortgage loans owned or guaranteed by us or Freddie Mac, as well as non-GSE mortgage loans serviced by servicers who participate in the program. The program is aimed at helping borrowers whose loans are currently delinquent, and borrowers who are at imminent risk of default, by modifying their mortgage loans to make their monthly payments more affordable. The program is designed to provide a uniform, consistent regime for servicers to use in modifying mortgage loans to prevent foreclosures. Under the program, a borrower must satisfy the terms of a trial modification plan, typically for a period of at least three months, before the modification of the loan becomes effective. We have advised our servicers that we require borrowers who are at risk of foreclosure to be evaluated for eligibility under the Home Affordable Modification Program before any other workout alternative is considered. We also serve as the program administrator for Treasury for the Home Affordable Modification Program. More detailed information regarding our role as program administrator for the Home Affordable Modification Program is provided in “Part I—Item 2—MD&A—Executive Summary—Homeowner Assistance and Foreclosure Prevention Initiatives” of our First Quarter 2009 Form 10-Q.

In an effort to expand the benefits available through the Making Home Affordable Program to more borrowers, a number of updates to the program have been announced. For example, in July 2009, FHFA authorized Fannie Mae and Freddie Mac to expand the Home Affordable Refinance Program to permit refinancings of their existing mortgage loans that have an unpaid principal balance of up to 125% of the current value of the property covered by the mortgage loan, an increase from the program’s initial 105% limit.

Most recently, in August and September 2009, Treasury issued guidance and a waiver to servicers to address the fact that, in many cases, lenders did not receive the borrower documentation required to complete a modification within the time period initially required, even though the borrowers made payments on their trial modifications. Treasury’s guidance allows servicers to offer borrowers an additional grace period to send in the necessary documents to complete their modifications. In October 2009, Treasury issued guidance to servicers that streamlined the borrower documentation required for modifying a loan under the program and further extended the grace period. For trial modifications that became effective on or before September 1, 2009 where all trial period payments have been made but all required documentation has not been received, the trial period may be extended until December 31, 2009 or, if later, two months after the trial period would otherwise have ended.

More detailed information regarding the Home Affordable Refinance Program and the Home Affordable Modification Program is provided in “Part I—Item 2—MD&A—Executive Summary—Homeowner Assistance and Foreclosure Prevention Initiatives” of our First Quarter 2009 Form 10-Q.

Our Support for the Making Home Affordable Program

We have taken a number of steps to let borrowers know that help may be available to them under the Home Affordable Refinance Program and the Home Affordable Modification Program. During the quarter, the loan-lookup tool we added to our Web site, which allows borrowers to find out instantly whether we own their loans, was used over one million times. Together with Treasury, the Department of Housing and Urban Development (“HUD”), NeighborWorks, and Freddie Mac, we are engaged in extensive outreach efforts. These efforts include a multi-city borrower outreach campaign scheduled to cover 40 communities experiencing high levels of foreclosure to raise awareness about the Making Home Affordable Program, educate borrowers about options available to them, prepare them to work more efficiently with their servicers, and help keep them from falling victim to foreclosure prevention scams. Since June, the campaign has reached 16 communities. The campaign includes a variety of outreach activities, including distribution of brochures and other informational materials, community partner roundtables, training sessions with local housing counselors, and foreclosure prevention workshops, where HUD-certified housing counselors and mortgage servicers meet one-on-one with borrowers.

We have also worked to support servicers, who face challenges in their efforts to put in place personnel, training, systems and operations to support the Making Home Affordable Program. We revised Desktop Underwriter® (“DU®”), our proprietary underwriting system that assists lenders in underwriting loans, to broaden the availability of refinancings under the Home Affordable Refinance Program.

In our capacity as program administrator for the Home Affordable Modification Program, we support the over 60 servicers that have signed up to offer modifications on non-agency loans under the program. On October 8, 2009, Treasury announced that (1) as of September 30, 2009, approximately 487,000 loans were in a trial period or a completed modification under the Home Affordable Modification Program as a whole, and (2) the goal Treasury set in July 2009 of having 500,000 trial modifications in progress by November 1, 2009 had been achieved.

As program administrator, to help servicers ramp up their operations to modify loans under the Home Affordable Modification Program we have provided information and resources through a special program Web site for servicers. We have also communicated aspects of and updates to the program to servicers and helped servicers implement and integrate the program with new systems and processes. Our servicer support as program administrator includes dedicating Fannie Mae personnel to participating servicers to work closely with the servicers to help them implement the program. We also have established a servicer support call center, conduct weekly conference calls with the leadership of participating servicers, and provide training through live Web seminars, recorded tutorials, checklists and job aids on the program Web site.

Our Refinance Activity

During the third quarter of 2009, we acquired or guaranteed approximately 626,000 loans that were refinances, including approximately 136,000 loans that represented refinances through our Refi Plus initiatives, of which approximately 46,000 loans were refinanced under the Home Affordable Refinance Program. On average, borrowers who refinanced during the quarter through our Refi Plus initiatives reduced their monthly mortgage payments by $154. In addition, borrowers refinancing under the Home Affordable Refinance Program were able to benefit from lower levels of mortgage insurance and higher loan-to-value (“LTV”) ratios than what would have been required under traditional standards. Our refinance acquisitions during the third quarter of 2009 reflect the many second quarter loan applications closed and delivered during the third quarter. We expect refinance activity, including under the Home Affordable Refinance Program, to slow in the fourth quarter of 2009 as compared with the third quarter of 2009.

We believe the most significant factor that will affect the number of borrowers refinancing under the program is mortgage interest rates. As interest rates increase, fewer borrowers benefit from refinancing their mortgage loan; as interest rates decrease, more borrowers benefit from refinancing. The number of borrowers who refinance under the Home Affordable Refinance Program is also likely to be constrained by a number of other factors, including lack of borrower awareness, lack of borrower action to initiate a refinancing, and borrower ineligibility due, for example, to severe home price declines or to borrowers failing to remain current in their mortgage payments. We believe, however, that the increase in the maximum allowable LTV ratio of the refinanced loan to up to 125% of the current value of the property, which was first implemented during the third quarter, and the increasing awareness of the availability of refinance options will help to lessen the effects of some of these constraints. The mortgage insurance flexibilities associated with the Home Affordable Refinance Program are set to expire June 10, 2010.

Our Loan Workout Activity

During the third quarter of 2009, we continued our efforts to help homeowners avoid foreclosure through a variety of home retention and foreclosure alternatives. We refer to actions taken by servicers with a borrower to resolve the problem of existing or potential delinquent loan payments as “workouts.” During the third quarter of 2009, for our single-family book of business, we completed approximately 49,000 loan workouts, of which 28,000 were loan modifications, compared with approximately 41,000 workouts, of which 17,000 were loan modifications, during the second quarter of 2009. The increase in loan modifications from the second to the third quarter was the result of the completion of a large number of loan modifications for borrowers who did not qualify for modifications under the Home Affordable Modification Program. Our modifications do not reflect loans in the trial modification stage under the Home Affordable Modification Program but do include completed modifications of our loans under that program. Approximately 56% of the modifications of delinquent loans completed during the third quarter resulted in an initial reduction in the borrower’s monthly mortgage payment of more than 20%. In addition to loan modifications, other workouts we completed during the third quarter of 2009 consisted of loans under our HomeSaver Advancetm initiative, repayment plans and forbearances, deeds in lieu of foreclosure and preforeclosure sales. In addition to the workouts that were completed during the quarter, we also initiated a significant number of trial modifications under the Home Affordable Modification Program, as well as repayment and forbearance plans. As of September 30, 2009, approximately 189,000 Fannie Mae loans were in a trial period or a completed modification under the Home Affordable Modification Program, as reported by servicers to the system of record for the Home Affordable Modification Program.

Even though the volume of trial modifications that we have initiated on Fannie Mae loans under the Home Affordable Modification Program has been substantial, a low percentage of our trial modifications had converted into completed loan modifications as of September 30, 2009. One reason is that activity under the program has been increasing over time, so that many loans have not had enough time to complete the trial modification period prior to September 30, 2009. Additionally, in certain cases, lenders have not received the borrower documentation required to complete the modification within the initially required time period, even though the borrowers have made their required payments during their trial periods. Because some borrowers may not make all the required trial period payments, and because of the additional time that has now been provided to obtain the required documentation, it is difficult to predict the rate at which our trial modifications will convert into completed modifications.

Factors that have affected and may in the future continue to affect both the number of loans we put into trial modifications and the number of Fannie Mae loans that are ultimately modified under the Home Affordable Modification Program include the following:

•	Servicer Capacity to Handle a New and Complex Process. Modifications require servicers to follow a multi-step process that includes identifying loans that are candidates for modification, making contact with the borrower, obtaining current financial information and signed documentation from the borrower, evaluating whether the program is a viable workout option, structuring the terms of the modification, communicating those terms to the borrower, providing the legal documentation, working with the borrower to provide new modification terms or an alternative workout if necessary after the borrower’s income is verified, and receiving the borrower’s signed agreement to modify the loan. During the early phase of the Home Affordable Modification Program, servicers took a number of steps to implement the program, such as establishing or modifying systems and operations, and training personnel, which required time to put in place. Many servicers are still increasing their capacity to implement the program by hiring staff, enhancing technology, and changing their processes. Servicers need to continue to adapt and take actions to implement new program elements as they are introduced to the program in an effort to assist more borrowers. The number of loans we ultimately modify under the program depends on the extent to which servicers are able and willing to increase their capacity sufficiently to address the demand for modifications.

•	Borrower Awareness, Initiation, Documentation and Agreement. Before a loan can be modified under the program, a borrower must learn of the program, initiate a request for a modification or respond to solicitations to apply for the program, provide current, accurate financial information, agree to the terms of a proposed modification and successfully make payments and provide required documents supporting the modification during the trial period. Historically, many distressed borrowers have been reluctant or unwilling even to contact their servicers, as demonstrated by the substantial percentage of foreclosures completed without the borrower having ever contacted the lender. Thus, significant borrower outreach is required to encourage distressed borrowers to initiate a modification and, even after a trial modification is initiated under the program, a number of additional steps need to be taken for the modification to be completed.

•	Borrower Eligibility and Ability to Make Payments Even under a Modified Loan. Not all of our distressed borrowers will satisfy the eligibility requirements for the Home Affordable Modification Program. For example, for a borrower suffering from loss of income, the modification terms permitted under the program may not be sufficient to reduce the borrower’s monthly mortgage payment to 31% of the borrower’s gross monthly income, as the program requires. In addition, we recently provided guidance to servicers that, beginning December 1, 2009, a Home Affordable Modification should not be offered without our consent if the estimated value of not modifying the loan would exceed the estimated value of modifying the loan by more than $5,000. Finally, modifications under the Home Affordable Modification Program, or under any program, may not be sufficient to help some borrowers keep their homes, particularly borrowers who have significant non-mortgage debt obligations or who are facing other life events that impair their ability to maintain even a modified mortgage.

A number of market dynamics since the inception of the Making Home Affordable Program may affect the Program’s ability to provide foreclosure alternatives for certain borrowers. For example, the significant increase in unemployment since the program’s inception, and the likelihood of prolonged high levels of unemployment, may result in a greater proportion of distressed borrowers failing to meet the eligibility requirements for a Home Affordable Modification. Additionally, continued home price declines in certain regions have resulted in a dramatic increase in households with negative home equity. As a result, a growing contingent of distressed borrowers with negative home equity may be less likely to pursue a modification or to make payments even on a modified loan.

Our efforts to reach out to borrowers and support servicers, as well as program updates and efforts to streamline the required documentation, are designed to address these factors and maximize the program’s ability to help as many borrowers as possible. In the coming months, we expect the pace of new trial modifications being initiated to moderate as servicers focus on converting modifications currently in trial periods into completed modifications.

The actions we are taking and the initiatives introduced to assist homeowners and limit foreclosures, including those under the Making Home Affordable Program, are significantly different from our historical approach to delinquencies, defaults and problem loans. It will take time for both us and the Administration to assess and provide information on the success of these efforts.

Expected Financial Impact of Making Home Affordable Program on Fannie Mae

The unprecedented nature of the Making Home Affordable Program and uncertainties related to interest rates and the broader economic environment make it difficult for us to predict the full extent of our activities under the program and how those will affect us, or the costs that we will incur either in the short term or over the long term, particularly in connection with the Home Affordable Modification Program. As we gain more experience under the program, we may recommend supplementing the program with other initiatives that would allow us, pursuant to our mission, to assist more homeowners.

We have included data relating to our borrower loss mitigation activities, including activities under the Making Home Affordable Program, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.” A discussion of the risks to our business posed by the Making Home Affordable Program is included in “Part II—Item 1A—Risk Factors.”

Since we already own or guarantee the refinanced mortgages we acquire under the Home Affordable Refinance Program, we incur very limited incremental costs related to this program. We also incur some limited administrative costs for the Home Affordable Refinance Program.

We expect modifications of loans we own or guarantee under the Home Affordable Modification Program, pursuant to our mission, will adversely affect our financial results and condition due to a number of factors, including:

•	The requirement that we acquire any loan held in a Fannie Mae MBS prior to modifying it which, prior to January 2010, will result in fair value loss charge-offs against the “Reserve for guaranty losses” at the time we acquire the loan;

•	Incentive and “pay for success” fees paid to our servicers for modification of loans we own or guarantee;

•	Incentives to some borrowers in the form of principal balance reductions if the borrowers continue to make payments due on the modified loan for specified periods;

•	The effect of holding modified loans in our mortgage portfolio, to the extent the loans provide a below market yield, which may be lower than our cost of funds; and

•	Our directive that servicers delay foreclosure sales until they verify that borrowers are not eligible for Home Affordable Modifications and have exhausted other foreclosure prevention alternatives may result in increased costs related to loans that ultimately transition to foreclosure.

Accordingly, the Making Home Affordable Program will likely have a material adverse effect on our business, results of operations and financial condition, including our net worth. To the extent that the program is successful in reducing foreclosures and keeping borrowers in their homes, it may benefit the overall housing market and help in reducing our long-term credit losses as long as other factors, such as continued declines in home prices or continuing high unemployment, do not result in the need for a significant number of new solutions for borrowers.

Housing Finance Agency Assistance Programs

In addition to our efforts under the Making Home Affordable Program, on October 19, 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that establishes terms under which we, Freddie Mac and Treasury intend to provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. The memorandum of understanding contemplates providing assistance to the HFAs through three separate assistance programs: a temporary credit and liquidity facilities program, a new issue bond program and a multifamily credit enhancement program. The parties’ obligations with respect to transactions under the three assistance programs contemplated by the memorandum of understanding will become binding when the parties execute definitive transaction documentation. For more information on this memorandum of understanding, refer to the report on Form 8-K we filed with the SEC on October 23, 2009.

Deed for Lease Program

On November 5, 2009, we announced the Deed for Leasetm Program under which qualifying homeowners facing foreclosure will be able to remain in their homes by signing a lease in connection with the voluntary transfer of the property back to the lender. The program is designed for borrowers who do not qualify for or have not been able to sustain other loan-workout solutions. Tenants of borrowers may also be eligible under the program.

Providing Mortgage Market Liquidity

Our mortgage credit book of business increased to $3.2 trillion as of September 30, 2009, from $3.1 trillion as of December 31, 2008 as our market share of mortgage-related securities issuance remained high and new business acquisitions outpaced liquidations. Our estimated market share of new single-family mortgage-related securities issuances was 44.0% for the third quarter of 2009 making us the largest single issuer of mortgage-related securities in the secondary market in the third quarter of 2009. In comparison, our estimated market share was 53.5% for the second quarter of 2009. Our estimated market share for the second quarter of 2009 included $94.6 billion of whole loans that have been held for investment in our mortgage portfolio and were securitized into Fannie Mae MBS in the second quarter, but retained in our mortgage portfolio and consolidated on our consolidated balance sheets. Excluding these Fannie Mae MBS from both Fannie Mae and total market mortgage-related securities issuance volumes, our estimated market share of new single-family mortgage-related securities issuance was 44.5% for the second quarter of 2009. The potential shift of the market away from refinance activity could have an adverse impact on our market share.

During the first nine months of 2009, we purchased or guaranteed an estimated $649.9 billion in new business, measured by unpaid principal balance, which included financing for approximately 2,540,000 conventional single-family loans and approximately 286,000 multifamily units. Most of these purchases and guarantees were of single-family loans and approximately 82% of our single-family business during the first nine months of 2009 consisted of refinancings. The $649.9 billion in new single-family and multifamily business for the first nine months of 2009 consisted of $392.2 billion in Fannie Mae MBS that were issued, and $257.7 billion in mortgage loans and mortgage-related securities that we purchased for our mortgage investment portfolio.

We remain a constant source of liquidity in the multifamily market and we have been successful with our goal of reinvigorating our multifamily MBS business and broadening our multifamily investor base. Approximately 76% of total multifamily production in the first nine months of 2009 was an MBS execution, compared to 16% in the first nine months of 2008.

In addition to purchasing and guaranteeing mortgage assets, we are taking a variety of other actions to provide liquidity to the mortgage market. These actions include:

•	Whole Loan Conduit. Whole loan conduit activities involve our purchase of loans principally for the purpose of securitizing them. We purchase loans from a large group of lenders and then securitize them as Fannie Mae MBS, which may then be sold to dealers and investors.

•	Early Funding. Normally, lenders who deliver whole loans or pools of whole loans to us in exchange for MBS must wait 30 to 45 days between the closing and settlement of the loans or pools and the issuance of the MBS. This delay may limit lenders’ ability to originate new loans. Our early lender funding programs allow lenders to receive payment for whole loans and pools delivered on an accelerated basis, which replenishes their funds and allows them to originate more mortgage loans.

•	Dollar Roll Transactions. We continued to have a significant amount of dollar roll activity in the third quarter of 2009 as a result of attractive discount note funding and a desire to increase market liquidity. A dollar roll transaction is a commitment to purchase a mortgage-related security with a concurrent agreement to re-sell a substantially similar security at a later date or vice versa. An entity who sells a mortgage-related security to us with a concurrent agreement to repurchase a security in the future gains immediate financing for their balance sheet.

Legislation

The Obama Administration has proposed a financial regulatory reform plan that would significantly alter the current regulatory framework applicable to the financial services industry, with enhanced and more comprehensive regulation of financial firms and markets. Such regulation could directly and indirectly affect many aspects of our business and that of our business partners. The plan includes proposals relating to the enhanced regulation of securitization markets, changes to existing capital and liquidity requirements for financial firms, additional regulation of the over-the-counter derivatives market, stronger consumer protection regulations, regulations on compensation practices and changes in accounting standards. Congress is currently considering legislation on these topics.

Congress is also considering other legislation that could affect our business, including various measures that would regulate mortgage origination and limit the rights of creditors in residential property foreclosures. These measures could impact the manner in which we underwrite, acquire and engage in loss mitigation on mortgage loans.

In addition, legislation has been enacted or is being considered in some jurisdictions that would provide loans for residential energy efficiency improvements, repayment of which is made via the homeowner’s real property tax bill. This structure is designed to grant lenders of energy efficiency loans the equivalent of a tax lien, giving them priority over other existing liens on the property, including first lien mortgage loans. Consequently, the legislation could increase our credit losses.

On October 29, 2009, the Obama Administration reiterated past statements that it would provide ideas about the future of our business in early 2010.

We cannot predict the prospects for the enactment, timing or content of federal or state legislation, or the impact that any enacted legislation could have on our company or our industry.

Outlook

We anticipate that adverse market conditions and certain of our activities undertaken, pursuant to our mission, to stabilize and support the housing and mortgage markets will continue to negatively affect our financial condition and performance through the remainder of 2009 and into 2010.

Overall Market Conditions.  The financial markets have begun to heal, but remain weak on an historical basis. We expect this weakness in the real estate financial markets to continue through the end of 2009 and into 2010. We expect rising default and severity rates and home price declines to continue during this period, particularly in some geographic areas. All of these may worsen if the increase in the unemployment rate exceeds current expectations. We continue to expect further increases in the level of foreclosures and single-family delinquency rates in 2009 and into 2010, as well as in the level of multifamily defaults and loss severity. We expect residential mortgage debt outstanding to decline by nearly 2% in 2009 and increase by less than 1% in 2010.

Home Price Declines:  Following a decline of approximately 10% in 2008, we expect that home prices will decline up to another 6% on a national basis in 2009, an improvement from the 7% to 12% decline that we anticipated in prior quarters. We also expect that we will experience a peak-to-trough home price decline on a national basis of 17% to 27%, a change from the 20% to 30% decline that we anticipated in prior quarters. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment, due to historically unprecedented levels of uncertainty regarding a variety of critical assumptions we make when formulating these estimates, including: the effect of actions the federal government has taken and may take with respect to national economic recovery; the impact of those actions on home prices, unemployment and the general economic environment; and the rate of unemployment and/or wage decline. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines.

Our estimate of an up to 6% decline in home prices for 2009 compares with a home price decline of approximately 1% to 7% using the S&P/Case-Shiller index method, and our 17% to 27% peak-to-trough home price decline estimate compares with an approximately 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations for each individual property by number of properties, whereas the S&P/Case-Shiller index weights expectations of home price declines based on property value, causing declines in home prices on higher priced homes to have a greater effect on the overall result; and (2) our estimates do not include known sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values, whereas the S&P/Case-Shiller index includes sales of foreclosed homes. The S&P/Case-Shiller comparison numbers shown above are calculated using our models and assumptions, but modified to use these two factors (weighting of expectations based on property value and the inclusion of foreclosed property sales). In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based only on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference.

Credit-Related Expenses.  The credit-related expenses we have recognized for the first nine months of 2009 are more than twice as large as the credit-related expenses we recorded for all of 2008. We expect that our credit-related expenses will remain high in 2010, as we believe that the level of our nonperforming loans will remain elevated for a period of time. Absent further economic deterioration, however, we anticipate that our credit-related expenses will be lower in 2010 than they will be in 2009. Our expectation is based on several factors, including (1) the slow-down in the rate of increase in average loss severities as home price declines have begun to moderate and stabilize in some regions, (2) our current expectation that, as 2010 progresses, the rate of credit deterioration will begin to decline and result in a slower rate of increase in delinquencies and (3) our January 1, 2010 adoption of the new accounting standards that affect the consolidation of our MBS trusts and change the accounting for credit-impaired loans acquired from MBS trusts. The adoption of these new accounting standards will eliminate fair value losses recorded on credit-impaired loans acquired from MBS trusts, which we expect will reduce our provision for credit losses and result in a net reduction in our credit-related expenses.

Credit Losses and Credit Loss Ratio.  Our credit losses and our credit loss ratio (each of which excludes fair value losses attributable to the acquisition of credit-impaired loans from MBS trusts and HomeSaver Advance loans) for the first nine months of 2009 have already exceeded our credit losses and our credit loss ratio for all of 2008. We expect that our credit losses and credit loss ratio will continue to increase during the remainder of 2009 and during 2010 as a result of the continued high unemployment we have experienced and an expected increase in our charge-offs as we foreclose on seriously delinquent loans for which we are not able to provide a sustainable workout solution.

There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses, credit losses and credit loss ratio to vary significantly from our current expectations.

Expected Lack of Profitability for Foreseeable Future.  We expect to continue to have losses throughout our guaranty book of business in response to the dual stresses of high unemployment and continuing declines in home prices, and as we continue to incur ongoing costs in our efforts to keep people in their homes and provide liquidity to the mortgage market. We do not expect to operate profitably in the foreseeable future.

Uncertainty Regarding our Future Status and Long-Term Financial Sustainability.  We expect that we will experience adverse financial effects as we seek to fulfill our mission by concentrating our efforts on keeping people in their homes and preventing foreclosures, including our efforts under the Making Home Affordable Program, while remaining active in the secondary mortgage market. In addition, future activities that our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help borrowers may contribute to further deterioration in our results of operations and financial condition. Although Treasury’s additional funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial and will increase as we request additional funds from Treasury under the senior preferred stock purchase agreement. As a result of these factors, along with current and expected market and economic conditions and the deterioration in our single-family and multifamily books of business, there is significant uncertainty as to our long-term financial sustainability. We expect that, for the foreseeable future, the earnings of the company, if any, will not be sufficient to pay the dividends on the senior preferred stock. As a result, future dividend payments will be effectively funded from equity drawn from the Treasury.

There is significant uncertainty regarding the future of our business, including whether we will continue to exist, and we expect this uncertainty to continue. See “Legislation” in this report and “Part I—Item 2—MD&A—Legislative and Regulatory Matters—Obama Administration Financial Regulatory Reform Plan and Congressional Hearing” of our Second Quarter 2009 Form 10-Q for a discussion of legislation being considered that could affect our business, including a list of possible reform options for the GSEs outlined in the Administration’s white paper describing its proposed financial regulatory reform plan.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We describe below significant changes in the judgments and assumptions we made during the first nine months of 2009 in applying our critical accounting policies and estimates. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of the Board of Directors. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our 2008 Form 10-K for additional information about our critical accounting policies and estimates.

Fair Value of Financial Instruments

The use of fair value to measure our financial instruments is fundamental to our financial statements and is a critical accounting estimate because we account for and record a substantial portion of our assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on how to determine the fair value when the volume and level of activity for the asset or liability have significantly decreased. If there has been a significant decrease in the volume and level of activity for an asset or liability as compared to the normal level of market activity for the asset or liability, there is an increased likelihood that quoted prices or transactions for the instrument are not reflective of an orderly transaction and may therefore require significant adjustment to estimate fair value. We evaluate the existence of the following conditions in determining whether there is an inactive market for our financial instruments: (1) there are few transactions for the financial instrument; (2) price quotes are not based on current market information; (3) the price quotes we receive vary significantly either over time or among independent pricing services or dealers; (4) price indices that were previously highly correlated are demonstrably uncorrelated; (5) there is a significant increase in implied liquidity risk premiums, yields or performance indicators, such as delinquency rates or loss severities, for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the financial instrument; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new issuances (i.e., primary market) for the financial instrument or similar financial instruments; or (8) there is limited availability of public market information.

In determining fair value, we use various valuation techniques. We disclose the carrying value and fair value of our financial assets and liabilities and describe the specific valuation techniques used to determine the fair value of these financial instruments in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.” Our April 1, 2009 adoption of the FASB’s guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased did not result in a change in our valuation techniques for estimating fair value.

The fair value accounting rules provide a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Each asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are described below:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

The majority of the financial instruments that we report at fair value in our consolidated financial statements fall within the level 2 category and are valued primarily utilizing inputs and assumptions that are observable in the marketplace, that can be derived from observable market data or that can be corroborated by recent trading activity of similar instruments with similar characteristics. For example, we generally request non-binding prices from at least four independent pricing services to estimate the fair value of our trading and available-for-sale investment securities at an individual security level. We use the average of these prices to determine the fair value. In the absence of such information or if we are not able to corroborate these prices by other available, relevant market information, we estimate their fair values based on single source quotations from brokers or dealers or by using internal calculations or discounted cash flow techniques that incorporate inputs, such as prepayment rates, discount rates and delinquency, default and cumulative loss expectations, that are implied by market prices for similar securities and collateral structure types. Because this valuation technique relies on significant unobservable inputs, the fair value estimation is classified as level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions as well as changes in market conditions could have a material effect on our results of operations or financial condition.

Fair Value Hierarchy— Level 3 Assets and Liabilities

The assets and liabilities that we have classified as level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate fair value involve significant unobservable inputs. Our level 3 financial instruments consist of certain mortgage- and asset-backed securities and residual interests, certain performing residential mortgage loans, nonperforming mortgage-related assets, our guaranty assets and buy-ups, our master servicing assets and certain highly structured, complex derivative instruments. We use the term “buy-ups” to refer to upfront payments that we make to lenders to adjust the monthly contractual guaranty fee rate so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent.

Fair value measurements related to financial instruments that are reported at fair value in our condensed consolidated financial statements each period, such as our trading and available-for-sale securities and derivatives, are referred to as recurring fair value measurements. Fair value measurements related to financial instruments that are not reported at fair value each period, such as held-for-sale mortgage loans, are referred to as non-recurring fair value measurements. The following discussion identifies the primary types of financial assets and liabilities within each balance sheet category that are reported at fair value on a recurring basis and also are based on level 3 inputs. We also describe the valuation techniques we use to determine their fair values, including key inputs and assumptions.

•	Trading and Available-for-Sale Investment Securities. Our financial instruments within these asset categories that are classified as level 3 primarily consist of mortgage-related securities backed by Alt-A loans, subprime loans and manufactured housing loans and mortgage revenue bonds. We have relied on external pricing services to estimate the fair value of these securities and validated those results with our internally derived prices, which may incorporate spread, yield, or vintage and product matrices, and standard cash flow discounting techniques. The inputs we use in estimating these values are based on multiple factors, including market observations, relative value to other securities, and non-binding dealer quotes. If we are not able to corroborate vendor-based prices, we rely on management’s best estimate of fair value.

•	Derivatives. Our derivative financial instruments that are classified as level 3 primarily consist of a limited population of certain highly structured, complex interest rate risk management derivatives. Examples include certain swaps with embedded caps and floors that reference non-standard indices. We determine the fair value of these derivative instruments using indicative market prices obtained from independent third parties. If we obtain a price from a single source and we are not able to corroborate that price with observable market information, the fair value measurement is classified as level 3.

•	Guaranty Assets and Buy-ups. We determine the fair value of our guaranty assets and buy-ups based on the present value of the estimated compensation we expect to receive for providing our guaranty. We generally estimate the fair value using proprietary internal models that calculate the present value of expected cash flows. Key model inputs and assumptions include prepayment speeds, forward yield curves and discount rates that are commensurate with the level of estimated risk.

•	Guaranty Obligations. The fair value of all guaranty obligations, measured subsequent to their initial recognition, reflects our estimate of a hypothetical transaction price that we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the guaranty obligations using internal valuation models that calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions, such as default rates, severity rates and a required rate of return. During 2008, we further adjusted the model-generated values based on our current market pricing to arrive at our estimate of a hypothetical transaction price for our existing guaranty obligations. Beginning in the first quarter of 2009, we concluded that the credit characteristics of the pools of loans upon which we were issuing new guarantees increasingly did not reflect the credit characteristics of our existing guaranteed pools; thus, current market prices for our new guarantees were not a relevant input to our estimate of the hypothetical transaction price for our existing guaranty obligations. Therefore, our estimate of the fair value of our existing guaranty obligations is based solely upon our model results, without further adjustment.

Table 2 presents a comparison, by balance sheet category, of the amount of financial assets carried in our consolidated balance sheets at fair value on a recurring basis and classified as level 3 as of September 30, 2009 and December 31, 2008. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as level 3 to vary each period.

Table 2:	Level 3 Recurring Financial Assets at Fair Value

	As of
	September 30,	December 31,
Balance Sheet Category	2009	2008
	(Dollars in millions)

Trading securities	$9,237	$12,765
Available-for-sale securities	38,242	47,837
Derivatives assets	265	362
Guaranty assets and buy-ups	2,100	1,083

Level 3 recurring assets	$49,844	$62,047

Total assets	$890,275	$912,404
Total recurring assets measured at fair value	$370,711	$359,246
Level 3 recurring assets as a percentage of total assets	6%	7%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	13%	17%
Total recurring assets measured at fair value as a percentage of total assets	42%	39%

Level 3 recurring assets totaled $49.8 billion, or 6% of our total assets, as of September 30, 2009, compared with $62.0 billion, or 7% of our total assets, as of December 31, 2008. The decrease in assets classified as level 3 during the first nine months of 2009 was principally the result of a net transfer of approximately $8.3 billion in assets to level 2 from level 3. The transferred assets consisted primarily of private-label mortgage-related securities backed by non-fixed rate Alt-A loans. The market for Alt-A securities continues to be relatively illiquid. However, during the first nine months of 2009, price transparency improved as a result of recent transactions, and we noted some convergence in prices obtained from third party vendors. As a result, we determined that our fair value estimates for these securities did not rely on significant unobservable inputs.

Financial assets measured at fair value on a non-recurring basis and classified as level 3, which are not presented in the table above, include held-for-sale loans that are measured at lower of cost or fair value and that were written down to fair value during the period. Held-for-sale loans that were reported at fair value, rather than amortized cost, totaled $2.8 billion as of September 30, 2009 and $1.3 billion as of December 31, 2008. In addition, certain other financial assets carried at amortized cost that have been written down to fair value during the period due to impairment are classified as non-recurring. The fair value of these level 3 non-recurring financial assets, which primarily consisted of certain guaranty assets, low income housing tax credit (“LIHTC”) partnership investments and acquired property, totaled $21.3 billion as of September 30, 2009 and $22.4 billion as of December 31, 2008.

Our LIHTC investments trade in a market with limited observable transactions. There is decreased market demand for LIHTC investments because there are fewer tax benefits derived from these investments by traditional investors, as these investors are currently projecting much lower levels of future profits than in previous years. This decreased demand has reduced the value of these investments. We determine the fair value of our LIHTC investments using internal models that estimate the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates are based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which require significant management judgment, include discount rates and projections related to the amount and timing of tax benefits. We compare our model results to independent third party valuations to validate the reasonableness of our assumptions and valuation results. We also compare our model results to the limited number of observed market transactions and make adjustments to reflect differences between the risk profile of the observed market transactions and our LIHTC investments.

Financial liabilities measured at fair value on a recurring basis and classified as level 3 consisted of long-term debt with a fair value of $684 million as of September 30, 2009 and $2.9 billion as of December 31, 2008, and derivatives liabilities with a fair value of $5 million as of September 30, 2009 and $52 million as of December 31, 2008.

Fair Value Control Processes

We have control processes that are designed to ensure that our fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches are consistently applied and the assumptions used are reasonable. Our control processes consist of a framework that provides for a segregation of duties and oversight of our fair value methodologies and valuations and validation procedures. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments” of our 2008 Form 10-K for additional information about our fair value control processes.

Other-Than-Temporary Impairment of Investment Securities

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. In April 2009, the FASB issued new accounting guidance that modifies the model for assessing other-than-temporary impairment for investments in debt securities. Under this guidance, a debt security is evaluated for other-than-temporary impairment if its fair value is less than its amortized cost basis. Other-than-temporary impairment is recognized in earnings if one of the following conditions exists: (1) the intent is to sell the security; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) the amortized cost basis is not expected to be recovered. If, however, we do not intend to sell the security and will not be required to sell prior to recovery of the amortized cost basis, only the credit component of other-than-temporary impairment is recognized in earnings. The noncredit component is recorded in other comprehensive income (“OCI”). The credit component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, while the noncredit component is the remaining difference between the security’s fair value and the present value of expected future cash flows. We adopted this new accounting guidance effective April 1, 2009, which resulted in a cumulative-effect pre-tax reduction of $8.5 billion ($5.6 billion after tax) in our accumulated deficit to reclassify to accumulated other comprehensive income (“AOCI”) the noncredit component of other-than-temporary impairment losses previously recognized in earnings. We also reversed $3.0 billion of our deferred tax asset valuation allowance, which resulted in a $3.0 billion reduction in our accumulated deficit, because we continue to have the intent and ability to hold these securities to recovery.

We conduct periodic reviews of each investment security that has an unrealized loss to determine whether other-than-temporary impairment has occurred. As a result of our April 1, 2009 adoption of the new other-than-temporary impairment guidance, we revised our approach for measuring and recognizing impairment losses on our investment securities. Our evaluation continues to require significant management judgment and a consideration of various factors to determine if we will receive the amortized cost basis of our investment securities. These factors include, but are not limited to, the severity and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments. We rely on expected future cash flow projections to determine if we will recover the amortized cost basis of our available-for-sale securities. These cash flow projections are derived from internal models that consider particular attributes of the loans underlying our securities and assumptions about changes in the economic environment, such as home prices and interest rates, to predict borrower behavior and the impact on default frequency, loss severity and remaining credit enhancement.

We provide more detailed information on our accounting for other-than-temporary impairment in “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.” Also refer to “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of other-than-temporary impairment recognized on our investments in Alt-A and subprime private-label securities.

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans in our mortgage portfolio classified as held-for-investment. We maintain a reserve for guaranty losses for loans that back Fannie Mae MBS we guarantee and loans that we have guaranteed under long-term standby commitments. We report the allowance for loan losses and reserve for guaranty losses as separate line items in the consolidated balance sheets. These amounts, which we collectively refer to as our combined loss reserves, represent probable losses incurred in our guaranty book of business as of the balance sheet date. We maintain separate loss reserves for single-family and multifamily loans. Our single-family and multifamily loss reserves consist of a specific loss reserve for impaired loans and a collective loss reserve for all other loans.

We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. We continually monitor delinquency and default trends and make changes in our historically developed assumptions and estimates as necessary to better reflect the impact of present conditions, including current trends in borrower risk and/or general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. Because of the stress in the housing and credit markets, and the speed and extent of deterioration in these markets, our process for determining our loss reserves has become significantly more complex and involves a greater degree of management judgment.

Single-Family Loss Reserves

We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in a troubled debt restructuring and credit-impaired loans we acquire from our MBS trusts. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan. However, when foreclosure is probable, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying collateral property, less the estimated discounted costs to sell the property, and adjusted for estimated insurance or other proceeds we expect to receive.

We establish a collective single-family loss reserve, which represents the substantial majority of our total single-family loss reserve, for all other single-family loans in our single-family guaranty book of business by aggregating homogeneous loans into pools based on common underlying risk characteristics, such as origination year, original LTV ratio and loan product type, to derive an overall estimate. Our historical loan performance data indicates a pattern of default rates and credit losses that typically occur over time, which are strongly dependent on the age of a mortgage loan. We historically have relied on internally developed default patterns, or loss curves, derived from observed default trends for each homogeneous pool of loans to develop our collective single-family loss reserve. Our default loss curves are shaped by the normal pattern of defaults, based on the age of the book, and informed by historical default trends and the performance of the loans in our book to date. We use these loss curve models to estimate, based on current events and conditions, the number of loans that will default (“default rate”) and how much of a loan’s balance will be lost in the event of default (“loss severity”). For the majority of our loan risk categories, our default rate estimates have traditionally been based on loss curves developed from available historical loan performance data dating back to 1980.

As a result of the decline in home prices, the weakened economy and high unemployment, mortgage delinquencies have reached record levels. We have observed significant changes in traditional loan performance and delinquency patterns, including an increase in early-stage delinquencies and a larger number of loans transitioning to later stage delinquencies. Because of these observed changes in our historical loan performance, during 2007 and 2008, we transitioned to using a shorter, more near-term default loss curve based on a one quarter “look-back” period to generate estimated default rates for loans originated in 2006 and 2007 and for Alt-A loans originated in 2005. We also transitioned during this period to using a one quarter look-back period to develop loss severity estimates for all of our loan categories. At the end of the third quarter of 2009, we began using the one quarter look-back period to estimate default rates for loans originated in 2008. Based on our loss reserve process, we believe that the loss severity estimates used in determining our loss reserves reflect current available information on actual events and conditions as of each balance sheet date, including current home price and unemployment trends. Our loss severity estimates do not incorporate assumptions about future changes in home prices.

We began observing additional changes in delinquency patterns during the fourth quarter of 2008 and into 2009 due to government policies and our initiatives to prevent foreclosures. For example, our level of foreclosures and associated charge-offs were lower during the fourth quarter of 2008 and the first quarter of 2009 than they otherwise would have been due to our foreclosure suspension that was in effect during the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009. In addition, our requirement that servicers pursue loan modification options with borrowers before proceeding to a foreclosure sale, along with state-driven changes in foreclosure rules to slow and extend the foreclosure process, have resulted in foreclosure delays and longer delinquency periods. Because of the distortion in defaults caused by these actions, we adjusted our loss curves to incorporate default estimates derived from an assessment of our most recently observed loan delinquencies and the related transition of loans through the various delinquency categories. We used this delinquency assessment and our most recent default information prior to the foreclosure suspension to estimate the number of defaults that we would have expected to occur during each quarter of 2009 if the foreclosure moratoria and our new foreclosure guidelines had not been in effect. We then used these estimated defaults, rather than the actual number of defaults that occurred during each quarter, to estimate our loss curves and derive the default rates used in determining our single-family loss reserves as of September 30, 2009.

Consistent with the approach we used as of December 31, 2008, management made adjustments to our model-generated results to capture incremental losses that may not be fully reflected in our models related to geographically concentrated areas that are experiencing severe stress as a result of significant home price declines. At the end of December 31, 2008 and the end of the first and second quarters of 2009, management also made adjustments to our model-generated results to capture incremental losses attributable to the sharp rise in unemployment, which had not been fully captured in our models. Because we believe our models incorporate the current high rate of unemployment and the increase in unemployment slowed during the third quarter of 2009, we did not include an incremental loss adjustment for unemployment in determining our loss reserves as of September 30, 2009.

Multifamily Loss Reserves

We establish a specific multifamily loss reserve for multifamily loans that we determine are individually impaired. We use an internal credit-risk rating system and the delinquency status to evaluate the credit quality of our multifamily loans and to determine which loans we believe are impaired. Our risk-rating system, which results in an assigned risk rating for each multifamily loan, is based on an incurred loss model. We estimate the probability of incurred losses by assessing the credit risk profile and repayment prospects of each loan, taking into consideration available operating statements and expected cash flows from the underlying property, the estimated value of the collateral property, the historical loan payment experience and current relevant market conditions that may impact credit quality. Because our multifamily loans are collateral-dependent, if we conclude that a multifamily loan is impaired, we measure the impairment based on the difference between our recorded investment in the loan and the fair value of the underlying collateral property less the estimated discounted costs to sell the property. We generally obtain property appraisals from independent third-parties to determine the fair value of multifamily loans that we consider to be individually impaired. We also obtain property appraisals when we foreclose on a multifamily property.

The collective multifamily loss reserve for all other multifamily loans in our multifamily guaranty book of business is established using an internal model that applies loss factors to loans with similar risk ratings. Our loss factors are developed based on our historical data of default and loss severity experience. Management may also apply judgment to adjust the loss factors derived from our models, taking into consideration model imprecision and specifically known events, such as current credit conditions, that may affect the credit quality of our multifamily loan portfolio but are not yet reflected in our model-generated loss factors. For example, in the first and second quarters of 2009, we made several enhancements to the models used in determining our multifamily loss reserves to reflect the impact of the continuing deterioration in the credit performance of loans in our multifamily guaranty book of business, as evidenced by a significant increase in multifamily loan defaults and loss severities. These model enhancements involved weighting more heavily recent loan default and severity experience, which has been higher than in previous periods, to derive the key parameters used in calculating our expected default rates.

Combined Loss Reserves

Our combined loss reserves increased by $41.1 billion during the first nine months of 2009 to $65.9 billion as of September 30, 2009, reflecting further deterioration in both our single-family and multifamily guaranty book of business, as evidenced by the significant increase in delinquent, seriously delinquent and nonperforming loans, as well as an increase in our average loss severities as a result of the decline in home prices during 2009. Our combined loss reserves of $65.9 billion as of September 30, 2009 included an incremental adjustment for geographic stress of approximately $5.8 billion. In comparison, our combined loss reserves of $24.8 billion as of December 31, 2008 included an incremental adjustment for geographic and unemployment stresses of approximately $2.3 billion.

We provide additional information on our combined loss reserves and the impact of adjustments to our loss reserves on our condensed consolidated financial statements in “Consolidated Results of Operations—Credit-Related Expenses” and “Notes to Condensed Consolidated Financial Statements—Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

CONSOLIDATED RESULTS OF OPERATIONS

Our business generates revenues from three principal sources: net interest income; guaranty fee income; and fee and other income. Other significant factors affecting our results of operations include: fair value gains and losses; the timing and size of investment gains and losses; other-than-temporary impairments; credit-related expenses; losses from partnership investments; administrative expenses and our effective tax rate. We expect high levels of period-to-period volatility in our results of operations and financial condition, principally due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark-to-market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and expected interest rate volatility, as well as activity related to these financial instruments.

Table 3 presents a condensed summary of our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and selected performance metrics that we believe are useful in evaluating changes in our results between periods.

Table 3:  Summary of Condensed Consolidated Results of Operations and Select Performance Metrics

	For the				For the
	Three Months Ended				Nine Months Ended				Quarterly		Year-to-Date
	September 30,				September 30,				Variance		Variance
	2009		2008		2009		2008		$	%	$	%
	(Dollars in millions, except per share amounts)

Net interest income	$3,830		$2,355		$10,813		$6,102		$1,475	63%	$4,711	77%
Guaranty fee income	1,923		1,475		5,334		4,835		448	30	499	10
Trust management income	12		65		36		247		(53)	(82)	(211)	(85)
Fee and other income	182		164		547		616		18	11	(69)	(11)

Net revenues	5,947		4,059		16,730		11,800		1,888	47	4,930	42

Investment gains (losses), net(1)	785		219		963		(213)		566	258	1,176	552
Net other-than-temporary impairments(1)	(939)		(1,843)		(7,345)		(2,405)		904	49	(4,940)	(205)
Fair value losses, net(2)	(1,536)		(3,947)		(2,173)		(7,807)		2,411	61	5,634	72
Losses from partnership investments	(520)		(587)		(1,448)		(923)		67	11	(525)	(57)
Administrative expenses	(562)		(401)		(1,595)		(1,425)		(161)	(40)	(170)	(12)
Credit-related expenses(3)	(21,960)		(9,241)		(61,616)		(17,833)		(12,719)	(138)	(43,783)	(246)
Other non-interest expenses(1)(4)	(242)		(172)		(1,108)		(960)		(70)	(41)	(148)	(15)

Loss before federal income taxes and extraordinary losses	(19,027)		(11,913)		(57,592)		(19,766)		(7,114)	(60)	(37,826)	(191)
Benefit (provision) for federal income taxes	143		(17,011)		743		(13,607)		17,154	101	14,350	105
Extraordinary losses, net of tax effect	—		(95)		—		(129)		95	100	129	100

Net loss	(18,884)		(29,019)		(56,849)		(33,502)		10,135	35	(23,347)	(70)
Less: Net (income) loss attributable to the noncontrolling interest	12		25		55		22		(13)	(52)	33	150

Net loss attributable to Fannie Mae	$(18,872)		$(28,994)		$(56,794)		$(33,480)		$10,122	35%	$(23,314)	(70)%

Diluted loss per common share	$(3.47)		$(13.00)		$(10.24)		$(24.24)		$9.53	73.31%	$14.00	57.76%

Select performance metrics:
Net interest yield(5)	1.76%		1.10%		1.63%		0.98%
Average effective guaranty fee rate (in basis points)(6)	29.1	bp	23.6	bp	27.3	bp	26.4	bp
Credit loss ratio (in basis points)(7)	48.1		29.7		41.8		20.1

(1)	Prior to the April 2009 change in impairment accounting, net other-than-temporary impairments also included the non credit portion, which in subsequent periods is recorded in other comprehensive income. Certain prior period amounts have been reclassified to conform with the current period presentation in our condensed consolidated statements of operations.

(2)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; and (e) debt fair value gains (losses), net.

(3)	Consists of provision for credit losses and foreclosed property expense.

(4)	Consists of the following: (a) debt extinguishment gains (losses), net and (b) other expenses.

(5)	Calculated based on annualized net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(6)	Calculated based on annualized guaranty fee income for the reporting period divided by average outstanding Fannie Mae MBS and other guarantees during the period, expressed in basis points.

(7)	Calculated based on annualized (a) charge-offs, net of recoveries; plus (b) foreclosed property expense; adjusted to exclude (c) the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans for the reporting period divided by the average guaranty book of business during the period, expressed in basis points.

The section below provides a comparative discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2009 and 2008. Following this section, we provide a discussion of our business segment results. You should read this section together with our “Executive

Summary” where we discuss trends and other factors that we expect will affect our future results of operations.

Net Interest Income

Net interest income represents the difference between our interest income and interest expense and is a primary source of our revenue. Our net interest yield represents the difference between the yield on our interest-earning assets and the cost of our debt. We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in net interest income. See “Fair Value Gains (Losses), Net” for additional information.

We expect net interest income and our net interest yield to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Table 4 presents an analysis of our net interest income and net interest yield for the three and nine months ended September 30, 2009 and 2008.

Table 4:	Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$419,177	$5,290	5.05%	$424,609	$5,742	5.41%
Mortgage securities	354,664	4,285	4.83	335,739	4,330	5.16
Non-mortgage securities(3)	58,077	52	0.35	58,208	381	2.56
Federal funds sold and securities purchased under agreements to resell	34,393	23	0.26	42,037	274	2.55
Advances to lenders	4,951	25	1.98	3,226	36	4.37

Total interest-earning assets	$871,262	$9,675	4.44%	$863,819	$10,763	4.98%

Interest-bearing liabilities:
Short-term debt	$265,760	$390	0.57%	$271,007	$1,677	2.42%
Long-term debt	569,624	5,455	3.83	560,540	6,728	4.80
Federal funds purchased and securities sold under agreements to repurchase	41	—	1.68	526	3	2.23

Total interest-bearing liabilities	$835,425	$5,845	2.79%	$832,073	$8,408	4.02%

Impact of net non-interest bearing funding	$35,837		0.11%	$31,746		0.14%

Net interest income/net interest yield(4)		$3,830	1.76%		$2,355	1.10%

Selected benchmark interest rates at end of period:(5)
3-month LIBOR			0.29%			4.05%
2-year swap interest rate			1.29			3.48
5-year swap interest rate			2.65			4.11
30-year Fannie Mae MBS par coupon rate			4.24			5.65

	For the Nine Months Ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance(1)	Expense	Earned/Paid	Balance(1)	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(2)	$428,981	$16,499	5.13%	$417,764	$17,173	5.48%
Mortgage securities	348,212	13,067	5.00	323,334	12,537	5.17
Non-mortgage securities(3)	53,957	211	0.52	60,771	1,459	3.15
Federal funds sold and securities purchased under agreements to resell	49,326	237	0.63	35,072	853	3.20
Advances to lenders	5,062	77	2.01	3,594	147	5.37

Total interest-earning assets	$885,538	$30,091	4.53%	$840,535	$32,169	5.10%

Interest-bearing liabilities:
Short-term debt	$295,224	$2,097	0.94%	$257,020	$5,920	3.03%
Long-term debt	566,813	17,181	4.04	552,343	20,139	4.86
Federal funds purchased and securities sold under agreements to repurchase	41	—	1.39	422	8	2.49

Total interest-bearing liabilities	$862,078	$19,278	2.98%	$809,785	$26,067	4.28%

Impact of net non-interest bearing funding	$23,460		0.08%	$30,750		0.16%

Net interest income/net interest yield(4)		$10,813	1.63%		$6,102	0.98%

(1)	We have calculated the average balances for mortgage loans based on the average of the amortized cost amounts as of the beginning of the period and as of the end of each month in the period. For all other categories, the average balances have been calculated based on a daily average.

(2)	Average balance amounts include nonaccrual loans with an average balance totaling $24.8 billion and $9.2 billion for the three months ended September 30, 2009 and 2008, respectively, and $20.5 billion and $8.7 billion for the nine months ended September 30, 2009 and 2008, respectively. Interest income includes interest income on acquired credit-impaired loans, which totaled $142 million and $166 million for the three months ended September 30, 2009 and 2008, respectively, and $551 million and $479 million for the nine months ended September 30, 2009 and 2008, respectively. These interest income amounts included accretion of $79 million and $37 million for the three months ended September 30, 2009 and 2008, respectively, and $342 million and $125 million for the nine months ended September 30, 2009 and 2008, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans.

(3)	Includes cash equivalents.

(4)	We compute net interest yield by dividing annualized net interest income for the period by the average balance of our total interest-earning assets during the period.

(5)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Table 5 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 5:  Rate/Volume Analysis of Net Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2009 vs. 2008			2009 vs. 2008
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$(452)	$(73)	$(379)	$(674)	$452	$(1,126)
Mortgage securities	(45)	237	(282)	530	943	(413)
Non-mortgage securities(2)	(329)	(1)	(328)	(1,248)	(147)	(1,101)
Federal funds sold and securities purchased under agreements to resell	(251)	(42)	(209)	(616)	253	(869)
Advances to lenders	(11)	14	(25)	(70)	45	(115)

Total interest income	(1,088)	135	(1,223)	(2,078)	1,546	(3,624)

Interest expense:
Short-term debt	(1,287)	(32)	(1,255)	(3,823)	772	(4,595)
Long-term debt	(1,273)	107	(1,380)	(2,958)	516	(3,474)
Federal funds purchased and securities sold under agreements to repurchase	(3)	(2)	(1)	(8)	(5)	(3)

Total interest expense	(2,563)	73	(2,636)	(6,789)	1,283	(8,072)

Net interest income	$1,475	$62	$1,413	$4,711	$263	$4,448

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income increased 63% in the third quarter of 2009 compared with the third quarter of 2008 driven primarily by a 60% expansion in our net interest yield and a 1% increase in our average interest earning assets. The 66 basis point increase in our net interest yield in the third quarter was primarily attributable to a 123 basis point reduction in the average cost of our debt to 2.79%, which more than offset the 54 basis point decline in the average yield on our interest-earning assets to 4.44%. The significant reduction in the average cost of our debt during the third quarter of 2009 from the comparable prior year period was primarily attributable to a decline in borrowing rates.

For the first nine months of 2009, net interest income increased 77% compared with the first nine months of 2008, driven primarily by a 66% expansion in our net interest yield and a 5% increase in our average interest earning assets. The 65 basis point increase in our net interest yield in the first nine months of 2009 was primarily attributable to a 130 basis point reduction in the average cost of our debt to 2.98%, which more than offset the 57 basis point decline in the average yield on our interest-earning assets to 4.53%. The decline in the average cost of our debt for the first nine months of 2009 was primarily attributable to a decline in borrowing rates and redemption of maturing debt, which was replaced by lower-cost debt.

The 1% increase in our average interest-earning assets for the third quarter of 2009 and 5% increase for the first nine months of 2009 compared with comparable periods in 2008 was attributable to growth in the second half of 2008, when we increased portfolio purchases as mortgage-to-debt spreads hit historic highs, and liquidations were reduced due to the disruption of the housing and credit markets. Due to this growth in 2008, the average balance of assets during 2009 was larger than for most of 2008, leading to larger average assets for the first nine months of 2009.

Although we consider the periodic net contractual interest accruals on our interest rate swaps to be part of the cost of funding our mortgage investments, these amounts are not reflected in our net interest income and net interest yield. Instead, these amounts are included in our derivatives gains (losses) and reflected in our condensed consolidated statements of operations as a component of “Fair value losses, net.” As shown in Table 8, we recorded net contractual interest expense on our interest rate swaps totaling $968 million for the third quarter of 2009 compared with $681 million for the third quarter of 2008 and $2.7 billion for the first nine months of 2009 compared with $1.0 billion for the first nine months of 2008. The economic effect of the interest accruals on our interest rate swaps increased our funding costs by 46 basis points for the third quarter of 2009 compared with 33 basis points for the third quarter of 2008 and 42 basis points for the first nine months of 2009 compared with 17 basis points for the first nine months of 2008.

Under the senior preferred stock purchase agreement, we are limited in the amount of mortgage assets we are allowed to own and the amount of debt we are allowed to have outstanding. Although the debt and mortgage portfolio caps did not have a significant impact on our portfolio activities during the third quarter or first nine months of 2009, these limits may have a significant adverse impact on our future portfolio activities and net interest income. For additional information on our portfolio investment and funding activity, see “Consolidated Balance Sheet Analysis—Mortgage Investments” and “Liquidity and Capital Management—Liquidity Management—Debt Funding.”

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

Table 6 shows the components of our guaranty fee income, our average effective guaranty fee rate and Fannie Mae MBS activity for the three and nine months ended September 30, 2009 and 2008.

Table 6:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Three Months Ended September 30,
	2009			2008
	Amount	Rate(2)		Amount	Rate(2)		% Change
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate excluding certain fair value adjustments and buy-up impairment	$1,587	24.0	bp	$1,546	24.7	bp	3%
Net change in fair value of buy-ups and certain guaranty assets	338	5.1		(63)	(1.0)		637
Buy-up impairment	(2)	—		(8)	(0.1)		75

Guaranty fee income/average effective guaranty fee rate	$1,923	29.1	bp	$1,475	23.6	bp	30%

Average outstanding Fannie Mae MBS and other guarantees(3)	$2,642,484			$2,502,254			6%
Fannie Mae MBS issues(4)	201,142			106,991			88

	For the Nine Months Ended September 30,
	2009			2008
	Amount	Rate(2)		Amount	Rate(2)		% Change
	(Dollars in millions)

Guaranty fee income/average effective guaranty fee rate excluding certain fair value adjustments and buy-up impairment	$4,858	24.9	bp	$4,723	25.8	bp	3%
Net change in fair value of buy-ups and certain guaranty assets	500	2.5		151	0.8		231
Buy-up impairment	(24)	(0.1)		(39)	(0.2)		38

Guaranty fee income/average effective guaranty fee rate	$5,334	27.3	bp	$4,835	26.4	bp	10%

Average outstanding Fannie Mae MBS and other guarantees(3)	$2,600,954			$2,438,143			7%
Fannie Mae MBS issues(4)	671,373			453,346			48

(1)	Guaranty fee income includes the accretion of losses recognized at inception on certain guaranty contracts for periods prior to January 1, 2008. Guaranty fee income includes an estimated $103 million and $436 million for the third quarter and first nine months of 2009, respectively, and $131 million and $555 million for the third quarter and first nine months of 2008, related to the accretion of deferred amounts on guarantee contracts where we recognized losses at the inception of the contract.

(2)	Presented in basis points and calculated based on annualized guaranty fee income components divided by average outstanding Fannie Mae MBS and other guarantees for each respective period.

(3)	Includes unpaid principal balance of other guarantees totaling $25.0 billion and $27.8 billion as of September 30, 2009 and December 31, 2008, respectively, and $32.2 billion and $41.6 billion as of September 30, 2008 and December 31, 2007, respectively.

(4)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us, including mortgage loans held in our portfolio that we securitized during the period and Fannie Mae MBS issued during the period that we acquired for our portfolio.

Guaranty fee income increased 30% in the third quarter of 2009 compared with the third quarter of 2008 driven by a 6% increase in our average outstanding Fannie Mae MBS and other guarantees and a 23% increase in the average effective guaranty fee rate. For the first nine months of 2009, guaranty fee income increased 10% compared with the first nine months of 2008 driven by a 7% increase in our average outstanding Fannie Mae MBS and other guarantees and a 3% increase in the average effective guaranty fee rate. The increase in our average outstanding Fannie Mae MBS and other guarantees for the third quarter and first nine months of 2009 was driven by continued high market share of new single-family mortgage-related securities issuances and because new MBS issuances outpaced liquidations. The increase in our average effective guaranty fee rate for both periods was primarily attributable to higher fair value of buy-ups and certain guaranty assets recorded in the third quarter and first nine months of 2009 due to increased market prices on interest-only strips. We use interest-only strips pricing as a component in estimating the fair value of our buy-ups and certain guaranty assets.

The average charged guaranty fee on our new single-family business was 24.7 basis points for the third quarter of 2009 compared with 31.9 basis points for the third quarter of 2008 and 23.2 basis points for the first nine months of 2009 compared with 28.1 basis points for the first nine months of 2008. The average charged guaranty fee represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated average life. The decrease in the average charged guaranty fee was primarily the result of a shift in the composition of our new business given changes in underwriting and eligibility standards, which resulted in a reduction in our acquisition of loans with higher risk, higher fee categories such as higher LTV and lower FICO credit scores.

Trust Management Income

Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders, which we refer to as float income. Trust management income decreased to $12 million for the third quarter of 2009 from $65 million for the third quarter of 2008 and decreased to $36 million for the first nine months of 2009 from $247 million for the first nine months of 2008. The decrease during each period was attributable to significantly lower short-term interest rates.

Fee and Other Income

Fee and other income consists primarily of transaction fees, technology fees and multifamily fees. These fees are largely driven by our business volume. Fee and other income increased to $182 million for the third quarter of 2009 from $164 million for the third quarter of 2008. The increase was driven by higher structured transaction fees offset by lower multifamily fees due to slower multifamily loan prepayments during 2009. For the first nine months of 2009, fee and other income decreased to $547 million from $616 million for the first nine months of 2008. The decrease was primarily attributable to lower multifamily fees due to slower multifamily prepayments.

Investment Gains (Losses), Net

Investment gains and losses, net includes lower of cost or fair value adjustments on held-for-sale loans; gains and losses recognized on the securitization of loans or securities from our portfolio; gains and losses recognized from the sale of available-for-sale securities; and other investment gains and losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities. The $566 million increase in investment gains for the third quarter of 2009 compared with the third quarter of 2008 and the $1.2 billion shift from losses to gains for the first nine months of 2009 compared with the first nine months of 2008 was primarily attributable to an increase in gains on portfolio securitizations in the third quarter and first nine months of 2009 as compared with 2008 as we increased our MBS issuance volumes and sales related to whole loan conduit activity and due to an increase in realized gains on sales of available-for-sale securities as tightening of investment spreads on agency MBS led to higher sale prices. These gains were partially offset by increased lower of cost or fair value adjustments on loans, primarily driven by a decline in the credit quality of these loans.

Net Other-Than-Temporary Impairment

Net other-than-temporary impairment decreased to $939 million for the third quarter of 2009 from $1.8 billion for the third quarter of 2008. The decrease was driven primarily by the change in our impairment accounting policies on April 1, 2009. As a result, beginning with the second quarter of 2009, only the credit portion of other-than-temporary impairment is recognized in our consolidated statement of operations. The net other-than-temporary impairment charge recorded in the third quarter of 2009 was driven by increased loss expectations on our investments in private-label securities, primarily Alt-A securities.

Net other-than-temporary impairment increased to $7.3 billion for the first nine months of 2009 from $2.4 billion for the first nine months of 2008 due to increased loss expectations for our investments in private-label securities, primarily Alt-A and subprime securities, and a significant decline in the fair value of our private-label securities portfolio. Of the total net other-than-temporary impairment charge for the first nine months of 2009, $5.7 billion was recorded in the first quarter of 2009 before the change in the impairment accounting guidance took effect.

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

Fair Value Gains (Losses), Net

Fair value gains and losses, net consists of (1) derivatives fair value gains and losses; (2) trading securities gains and losses; (3) hedged mortgage assets gains and losses; (4) foreign exchange gains and losses on our foreign-denominated debt; and (5) fair value gains and losses on certain debt securities carried at fair value. By presenting these items together in our consolidated results of operations, we are able to show the net impact of mark-to-market adjustments that generally result in offsetting gains and losses attributable to changes in interest rates.

We seek to eliminate our exposure to fluctuations in foreign exchange rates by entering into foreign currency swaps that effectively convert debt denominated in a foreign currency to debt denominated in U.S. dollars. The foreign currency exchange gains and losses on our foreign-denominated debt are offset in part by corresponding losses and gains on foreign currency swaps.

Table 7 summarizes the components of fair value gains (losses), net for the three and nine months ended September 30, 2009 and 2008.

Table 7:  Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Derivatives fair value losses, net(1)	$(3,123)	$(3,302)	$(5,366)	$(4,012)
Trading securities gains (losses), net(2)	1,683	(2,934)	3,411	(5,126)
Hedged mortgage assets gains, net(3)	—	2,028	—	1,225

Fair value losses on derivatives, trading securities, and hedged mortgage assets, net	(1,440)	(4,208)	(1,955)	(7,913)
Debt foreign exchange gains (losses), net	(47)	227	(161)	58
Debt fair value gains (losses), net	(49)	34	(57)	48

Fair value losses, net	$(1,536)	$(3,947)	$(2,173)	$(7,807)

(1)	Includes losses of approximately $104 million for the three and nine months ended September 30, 2008, which resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(2)	Includes trading losses of $559 million recorded during the third quarter of 2008, which resulted from the write-down to fair value of our investment in corporate debt securities issued by Lehman Brothers.

(3)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates. We did not apply hedge accounting in 2009, or in the first quarter of 2008.

Derivatives Fair Value Gains (Losses), Net

Derivative instruments are an integral part of our management of interest rate risk. We supplement our issuance of debt with derivative instruments to manage our duration and prepayment risks. Table 8 presents, by type of derivative instrument, the fair value gains and losses on our derivatives for the three and nine months ended September 30, 2009 and 2008. Table 8 also includes an analysis of the components of derivatives fair value gains and losses attributable to net contractual interest accruals on our interest rate swaps, the net change in the fair value of terminated derivative contracts through the date of termination and the net change in the fair value of outstanding derivative contracts. The 5-year swap interest rate, which is shown below in Table 8, is a key reference interest rate that affects the fair value of our derivatives.

Table 8:  Derivatives Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(11,345)	$(9,492)	$11,399	$(9,605)
Receive-fixed	9,134	5,417	(9,105)	7,117
Basis	78	(145)	100	(213)
Foreign currency(1)	62	(145)	148	(19)
Swaptions:
Pay-fixed	(690)	(159)	195	(78)
Receive-fixed	882	1,218	(6,606)	(1,008)
Interest rate caps	(20)	(1)	1	2
Other(2)(3)	22	(61)	(1)	(10)

Total risk management derivatives fair value losses, net	(1,877)	(3,368)	(3,869)	(3,814)
Mortgage commitment derivatives fair value gains (losses), net	(1,246)	66	(1,497)	(198)

Total derivatives fair value losses, net	$(3,123)	$(3,302)	$(5,366)	$(4,012)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(968)	$(681)	$(2,687)	$(1,011)
Net change in fair value of terminated derivative contracts from end of prior period to date of termination(3)	(350)	(310)	(1,377)	(275)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	(559)	(2,377)	195	(2,528)

Total risk management derivatives fair value losses, net(4)	$(1,877)	$(3,368)	$(3,869)	$(3,814)

	2009	2008

5-year swap interest rate:
As of January 1	2.13%	4.19%
As of March 31	2.22	3.31
As of June 30	2.97	4.26
As of September 30	2.65	4.11

(1)	Includes the effect of net contractual interest income accruals of $11 million and $6 million for the three months ended September 30, 2009 and 2008, respectively, and $26 million and $9 million for the nine months ended September 30, 2009 and 2008, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net gain of $51 million and a net loss of $151 million for the three months ended September 30, 2009 and 2008, respectively, and a net gain of $122 million and a net loss of $28 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(3)	Includes losses of approximately $104 million for the three and nine months ended September 30, 2008, which resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(4)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

The derivative losses for the third quarter of 2009 were driven by a decrease in swap rates which resulted in net losses on our net pay-fixed swap position and by time decay associated with our purchased options. In addition, we recognized increased losses on our mortgage commitments to sell securities, primarily associated with dollar roll transactions, as mortgage prices increased. Any gains or losses recognized on these commitments are recorded as securities cost basis adjustments upon settlement of the commitment.

For the first nine months of 2009, increases in swap rates resulted in gains on our net pay-fixed swap book; however, these gains were more than offset by losses on our option-based derivatives, as swap rate increases drove losses on our receive-fixed swaptions, and by time decay associated with our purchased options. In addition, we recognized increased losses on our mortgage commitments to sell securities, primarily driven by losses in the third quarter of 2009.

The derivatives fair value losses for the third quarter of 2008, which included $2.2 billion of losses on pay-fixed swaps designated as fair value hedges, reflected the combined impact of a decrease in swap interest rates during the quarter and time decay associated with our purchased options, which was partially offset by an increase in value due to an increase in implied volatility during the quarter. The decrease in swap interest rates resulted in fair value losses on our pay-fixed swaps that exceeded the fair value gains on our receive-fixed swaps. The derivatives fair value losses for the first nine months of 2008 were largely attributable to losses resulting from the decrease in interest rates, the time decay of our purchased options and rebalancing activity.

For additional information on our interest rate risk management strategy and our use of derivatives in managing our interest rate risk, see “Part II—Item 7—MD&A—Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies” of our 2008 Form 10-K and “Risk Management—Interest Rate Risk Management and Other Market Risks—Interest Rate Risk Management Strategies” below.

Trading Securities Gains (Losses), Net

We recorded net gains on trading securities of $1.7 billion for the third quarter of 2009. The gains were primarily attributable to the narrowing of spreads on commercial mortgage-backed securities (“CMBS”) as well as from the decline in interest rates.

For the first nine months of 2009, we recorded net gains on trading securities of $3.4 billion. The gains were primarily attributable to the narrowing of spreads on CMBS, asset-backed securities, corporate debt securities and agency MBS, partially offset by an increase in interest rates in the first nine months of 2009.

The losses on our trading securities of $2.9 billion for the third quarter of 2008 and $5.1 billion for the first nine months of 2008 were attributable, in part, to the significant widening of spreads, particularly related to private-label mortgage-related securities backed by Alt-A and subprime loans and CMBS and were also due to significant declines in the market value of the non-mortgage securities in our cash and other investment portfolio during the third quarter of 2008 resulting from the financial market crisis.

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

Hedged Mortgage Assets Gains (Losses), Net

Due to our discontinuation of hedge accounting in the fourth quarter of 2008, we had no gains or losses on hedged mortgage assets during the third quarter or first nine months of 2009, compared with $2.0 billion in gains on hedged mortgage assets for the third quarter of 2008 and $1.2 billion in gains on hedged mortgage assets for first nine months of 2008.

Losses from Partnership Investments

Losses from partnership investments decreased to $520 million for the third quarter of 2009 from $587 million for the third quarter of 2008 due to a decline in net operating losses we recognized on our LIHTC and other affordable housing investments, as our past impairments of these investments result in our currently recognizing fewer net operating losses on these impaired investments than we otherwise would have recognized.

For the first nine months of 2009, losses from partnership investments increased to $1.4 billion compared with $923 million for the first nine months of 2008, primarily due to the recognition of higher other-than-temporary impairment on a portion of our LIHTC and other affordable housing investments, reflecting the decline in value of these investments as a result of the weak economy. In addition, our partnership losses for the first nine months of 2008 were partially reduced by gains on sales of some of our LIHTC investments. We did not have any sales of LIHTC investments that are currently generating tax credits during the first nine months of 2009.

Prior to September 30, 2009, we entered into a nonbinding letter of intent to transfer equity interests in our LIHTC investments. Under the terms of the transaction as currently contemplated, we would transfer to unrelated third-party investors approximately one-half of our LIHTC investments for a price that exceeds their current carrying value. Upon completion of the contemplated transfer, the unrelated third-party investors would be entitled to receive substantially all of the tax benefits from our LIHTC investments for a specified period of time. At a specified future date, the percentage of tax benefits the investors would receive would automatically be reduced and the percentage of tax benefits we would receive would be increased by the same amount. In addition, we could have the obligation to reacquire all or a portion of the transferred interests.

We have requested the approval of FHFA, as our conservator, to complete this transaction. FHFA has advised us that it has no objection to this transaction as it is consistent with the conservation of the assets of the corporation and that FHFA has requested Treasury’s approval under the senior preferred stock purchase agreement. As of November 5, 2009, FHFA has not yet received this approval. If in the future we determine we no longer have the intent and ability to sell or otherwise transfer our LIHTC investments for value, we would record additional other-than-temporary impairment to reduce the carrying value of our LIHTC investments to zero. As of September 30, 2009, the carrying value of our LIHTC investments was $5.2 billion.

Administrative Expenses

Administrative expenses include ongoing operating costs, such as salaries and employee benefits, professional services, occupancy costs and technology expenses. Administrative expenses were $562 million for the third quarter of 2009 compared with $401 million for the third quarter of 2008 and were $1.6 billion for the first nine months of 2009 compared with $1.4 billion for the first nine months of 2008. We took steps in the first nine months of 2009 to realign our organization, personnel and resources to focus on our most critical priorities, which include providing liquidity to the mortgage market and preventing foreclosures. As part of this realignment, we reduced staffing levels in some areas of the company. The impact of this reduction in staff, however, has been offset by an increase in resources and third party services in other areas, particularly those divisions of the company that focus on our foreclosure-prevention efforts. We expect these costs to increase as we continue these efforts. In addition, we reversed amounts that we had previously accrued for 2008 bonuses in the third quarter of 2008, which resulted in lower administrative expenses for the third quarter and first nine months of 2008 compared with the third quarter and first nine months of 2009.

Credit-Related Expenses

Credit-related expenses included in our condensed consolidated statements of operations consist of the provision for credit losses and foreclosed property expense. We detail the components of our credit-related expenses below in Table 9. The substantial increase in our credit-related expenses in the third quarter and first nine months of 2009 from the third quarter and first nine months of 2008 was largely due to the significant increase in our provision for credit losses, reflecting the deteriorating credit performance of the loans in our guaranty book of business combined with an increase in credit-impaired loans acquired from MBS trusts as we undertake an increased number of modifications of delinquent loans.

Table 9:  Credit-Related Expenses

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Provision for credit losses attributable to guaranty book of business	$14,184	$8,244	$49,053	$15,171
Provision for credit losses attributable to fair value losses on credit-impaired loans acquired from MBS trusts and Homesaver Advance loans	7,712	519	11,402	1,750

Total provision for credit losses(1)	21,896	8,763	60,455	16,921
Foreclosed property expense	64	478	1,161	912

Credit-related expenses	$21,960	$9,241	$61,616	$17,833

(1)	Reflects total provision for credit losses reported in our condensed consolidated statements of operations and in Table 10 below under “Combined loss reserves.”

Provision for Credit Losses Attributable to Guaranty Book of Business

Our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our combined loss reserves, provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. We build our loss reserves through the provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, typically upon foreclosure, we record the charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a credit to our loss reserves. Table 10, which summarizes changes in our loss reserves for the three and nine months ended September 30, 2009 and 2008, details the provision for credit losses recognized in our condensed consolidated statements of operations each period and the charge-offs recorded against our combined loss reserves.

Table 10:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$6,841	$1,476	$2,923	$698
Provision for credit losses	2,546	1,120	7,670	2,544
Charge-offs(1)	(448)	(829)	(1,757)	(1,603)
Recoveries	52	36	155	164

Ending balance(2)	$8,991	$1,803	$8,991	$1,803

Reserve for guaranty losses:
Beginning balance	48,280	7,450	21,830	2,693
Provision for credit losses	19,350	7,643	52,785	14,377
Charge-offs(3)(4)	(10,901)	(1,369)	(18,159)	(3,395)
Recoveries	176	78	449	127

Ending balance	$56,905	$13,802	$56,905	$13,802

Combined loss reserves:
Beginning balance	55,121	8,926	24,753	3,391
Provision for credit losses	21,896	8,763	60,455	16,921
Charge-offs(1)(3)(4)	(11,349)	(2,198)	(19,916)	(4,998)
Recoveries	228	114	604	291

Ending balance(2)	$65,896	$15,605	$65,896	$15,605

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Combined loss reserves
Allocation of combined loss reserves:	$65,896	$24,753
Balance at end of each period attributable to:
Single-family	$64,724	$24,649
Multifamily	1,172	104

Total	$65,896	$24,753

Single-family and multifamily loss reserve ratios:(5)
Single-family loss reserves as a percentage of single-family guaranty book of business	2.23%	0.88%
Multifamily loss reserves as a percentage of multifamily guaranty book of business	0.64	0.06
Combined loss reserves as a percentage of:
Total guaranty book of business	2.14%	0.83%
Total nonperforming loans(6)	33.24	20.76

(1)	Includes accrued interest of $416 million and $229 million for the three months ended September 30, 2009 and 2008, respectively, and $990 million and $468 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Includes $1.1 billion and $108 million as of September 30, 2009 and 2008, respectively, for acquired credit-impaired loans.

(3)	Includes charges of $24 million and $171 million for the three months ended September 30, 2009 and 2008, respectively, and $212 million and $294 million for the nine months ended September 30, 2009 and 2008, respectively, related to unsecured HomeSaver Advance loans.

(4)	Includes charges recorded at the date of acquisition totaling $7.7 billion and $348 million for the three months ended September 30, 2009 and 2008, respectively, and $11.2 billion and $1.5 billion for the nine months ended September 30, 2009 and 2008, respectively, for acquired credit-impaired loans where the acquisition cost exceeded the fair value of the acquired loan.

(5)	Represents amount of loss reserves attributable to each loan type as a percentage of the guaranty book of business for each loan type.

(6)	Loans are classified as nonperforming when we believe collectability of interest or principal on the loan is not reasonably assured, which typically occurs when payment of principal or interest on the loan is two months or more past due. Additionally, all troubled debt restructurings and HomeSaver Advance first-lien loans are classified as nonperforming loans. See Table 42: Nonperforming Single-Family and Multifamily Loans for additional information on our nonperforming loans.

We have continued to build our combined loss reserves, both in absolute terms and as a percentage of our total guaranty book of business and nonperforming loans, through provisions that have been well in excess of our charge-offs due to the general deterioration in the overall credit performance of loans in our guaranty book of business. Certain states, certain higher risk loan categories and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and account for a disproportionate share of our credit losses. The states exhibiting higher delinquency rates and disproportionately higher credit losses include states in the Midwest, which has experienced prolonged economic weakness, and California, Florida, Arizona and Nevada, which have experienced the most significant declines in home prices coupled with rising unemployment rates. Loans in our Alt-A book, particularly the 2006 and 2007 loan vintages, also have exhibited significantly higher delinquency rates and accounted for a disproportionate share of our credit losses. The Midwest accounted for approximately 12% of our combined single-family loss reserves as of September 30, 2009, compared with approximately 18% as of December 31, 2008. Our mortgage loans in California, Florida, Arizona and Nevada together accounted for approximately 73% of our combined single-family loss reserves as of September 30, 2009, compared with approximately 67% as of December 31, 2008. Our Alt-A loans represented approximately 42% of our combined single-family loss reserves as of September 30, 2009, compared with approximately 50% as of December 31, 2008, and our 2006 and 2007 loan vintages together accounted for approximately 83% of our combined single-family loss reserves as of September 30, 2009, compared with approximately 90% as of December 31, 2008. We also are experiencing deterioration in the credit performance of other loan categories in our single-family guaranty book of business not specifically identified as higher risk, reflecting the adverse impact of the sharp rise in unemployment and home price declines. As a result, during 2009, these loans have accounted for an increasing share of our loss reserves, and the portion of our loss reserves attributable to the higher risk categories identified above has generally declined since the end of 2008.

The provision for credit losses attributable to our guaranty book of business of $14.2 billion for the third quarter of 2009 exceeded net charge-offs of $3.4 billion for the third quarter of 2009. In comparison, we recorded a provision for credit losses attributable to our guaranty book of business of $8.3 billion and net charge-offs of $1.6 billion for the third quarter of 2008. For the first nine months of 2009, the provision for credit losses attributable to our guaranty book of business of $49.1 billion exceeded net charge-offs of $7.9 billion. In comparison, we recorded a provision for credit losses attributable to our guaranty book of business of $15.2 billion and net charge-offs of $3.0 billion for the first nine months of 2008. Our increased provision levels in both the third quarter and the first nine months of 2009 were largely driven by a substantial increase in nonperforming single-family loans, higher delinquencies and an increase in the average loss severity. In addition, the increased level of troubled debt restructurings, particularly through workouts initiated from our foreclosure prevention efforts, increased the number of individually impaired loans, which contributed to the increase in the provision for credit losses.

Our conventional single-family serious delinquency rate increased to 4.72% as of September 30, 2009, from 3.94% as of June 30, 2009, 2.42% as of December 31, 2008 and 1.72% as of September 30, 2008. The

average default rate was 0.30% for the third quarter of 2009 compared with 0.19% for the third quarter of 2008. Excluding fair value losses related to credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans, the average loss severity rate was 38% for the third quarter of 2009 compared with 28% for the third quarter of 2008.

We increased the portion of our combined loss reserves attributable to our multifamily guaranty book of business to $1.2 billion, or 0.64% of our multifamily guaranty book of business, as of September 30, 2009, from $104 million, or 0.06% of our multifamily guaranty book of business, as of December 31, 2008. The increase in the multifamily reserve was primarily driven by larger loans within the non-performing loan population and increased reliance on the most recent severity and default experience, which is a reflection of the weak economy and lack of liquidity in the market.

Provision for Credit Losses Attributable to Fair Value Losses on Credit-Impaired Loans Acquired from MBS Trusts and HomeSaver Advance Loans

In our capacity as guarantor of our MBS trusts, we have the option under the trust agreements to purchase specified mortgage loans from our MBS trusts. We generally are not permitted to complete a modification of a loan while the loan is held in the MBS trust. As a result, we must exercise our option to purchase any delinquent loan that we intend to modify from an MBS trust prior to the time that the modification becomes effective. The proportion of delinquent loans purchased from MBS trusts for the purpose of modification varies from period to period, driven primarily by changes in our loss mitigation efforts, as well as changes in interest rates and other market factors. See “Part I—Item 1—Business—Business Segments—Single-Family Credit Guaranty Business—MBS Trusts” of our 2008 10-K for additional information on the provisions in our MBS trusts agreements that govern the purchase of loans from our MBS trusts and the factors that we consider in determining whether to purchase delinquent loans from our MBS trusts.

We generally record our net investment in acquired credit-impaired loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase or consolidation. To the extent the acquisition cost exceeds the estimated fair value, we record a fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan.

We introduced HomeSaver Advance in the first quarter of 2008. HomeSaver Advance serves as a foreclosure prevention tool early in the delinquency cycle and does not conflict with our MBS trust requirements because it allows borrowers to cure their payment defaults without modifying their mortgage loan. HomeSaver Advance allows servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments relating to their mortgage loan, generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first lien loan. We record HomeSaver Advance loans at their estimated fair value at the date we purchase these loans from servicers, and, to the extent the acquisition cost exceeds the estimated fair value, we record a fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loans. We significantly reduced the number of HomeSaver Advance workouts for the first nine months of 2009 compared with the first nine months of 2008 as borrowers were offered workouts under the Home Affordable Modification Program as well as other repayment and forbearance plans.

As indicated in Table 9, fair value losses on credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans increased to $7.7 billion for the third quarter of 2009 from $519 million for the third quarter of 2008 and to $11.4 billion for the first nine months of 2009 from $1.8 billion for the first nine months of 2008, reflecting both an increase in the number of acquired credit-impaired loans and a decrease in the fair value of these loans.

Table 11 provides a quarterly comparison of the number of credit-impaired loans acquired from MBS trusts, the unpaid principal balance and accrued interest of these loans, and the average fair value based on indicative market prices. The decline in home prices and significant reduction in liquidity in the mortgage markets, along with the increase in mortgage credit risk, have resulted in downward pressure on the fair value of these loans.

Table 11:  Statistics on Credit-Impaired Loans Acquired from MBS Trusts

	2009			2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)

Number of credit-impaired loans acquired from MBS Trusts	62,546	17,580	12,223	6,124	3,678	4,618	10,586
Average indicative market price(1)	44%	43%	45%	50%	53%	53%	60%
Unpaid principal balance and accrued interest of loans acquired	$13,757	$3,717	$2,561	$1,286	$744	$807	$1,704

(1)	Calculated based on the estimated fair value at the date of acquisition of credit-impaired loans divided by the unpaid principal balance and accrued interest of these loans at the date of acquisition. The value of primary mortgage insurance is included as a component of the average market price. Beginning in the first quarter of 2009, we incorporated the average fair value of acquired credit-impaired multifamily loans into the calculation of our average indicative market price. We have revised the previously reported prior period amounts to reflect this change.

During the second and third quarters of 2009, we significantly increased the level of workout volume, particularly through workouts initiated through our foreclosure prevention efforts, and as a result increased the amount of credit-impaired loans we acquired from MBS trusts which increased fair value losses. These fair value losses may accrete back into interest income for the loans that are performing. We provide additional information on how we account for credit-impaired loans acquired from MBS trusts in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Loans Purchased with Evidence of Credit Deterioration” of our 2008 Form 10-K.

Beginning January 1, 2010, we will no longer record fair value losses on the acquisition of credit-impaired loans from MBS trusts due to the new accounting guidance that eliminates the concept of qualified special purpose entities (“QSPEs”) and changes the consolidation model for variable interest entities. We provide additional information on the impact of the new accounting guidance in “Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities.”

We provide additional information on our loan workout activities in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Problem Loan Management and Foreclosure Prevention” and additional information on credit-impaired loans acquired from MBS trusts in “Notes to Consolidated Financial Statements—Note 4, Mortgage Loans.”

Foreclosed Property Expense

Foreclosed property expense declined to $64 million for the third quarter of 2009 compared with $478 million for the third quarter of 2008. The decline was driven primarily by a $235 million cash fee received from the cancellations and restructurings of some of our mortgage insurance coverage. This fee represented an acceleration of, and discount on, claims to be paid pursuant to the coverage. Foreclosed property expense increased to $1.2 billion for the first nine months of 2009 compared with $912 million for the first nine months of 2008 driven by a rise in foreclosed property acquisitions reflecting the deterioration in the credit performance of our book of business, partially offset by the $235 million mortgage insurance cancellation and restructuring fee received in the third quarter of 2009.

Credit Loss Performance Metrics

Management views our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as significant indicators of the effectiveness of our credit risk management strategies. Management uses these metrics together with other credit risk measures to: assess the credit quality of our existing guaranty book of business; make determinations about our loss mitigation strategies; evaluate our historical credit loss performance; and determine the level of our loss reserves. These metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we exclude fair value losses associated with HomeSaver Advance loans and the acquisition of credit-impaired loans from MBS trusts from our credit loss performance metrics. However, we include in our credit loss performance metrics the impact of any credit losses we experience on acquired credit-impaired loans or first lien loans associated with HomeSaver Advance loans that ultimately result in foreclosure.

We believe that our credit loss performance metrics are useful to investors because they reflect how management evaluates our credit performance and the effectiveness of our credit risk management strategies and loss mitigation efforts. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans from MBS trusts and HomeSaver Advance loans, investors are able to evaluate our credit performance on a more consistent basis among periods.

Table 12 below details the components of our credit loss performance metrics, which exclude the effect of fair value losses associated with the acquisition of credit-impaired loans from MBS trusts and HomeSaver Advance loans, for the three and nine months ended September 30, 2009 and 2008.

Table 12:  Credit Loss Performance Metrics

	For the Three Months Ended						For the Nine Months Ended
	September 30,						September 30,
	2009			2008			2009			2008
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$11,121	145.0	bp	$2,084	28.6	bp	$19,312	85.0	bp	$4,707	22.0	bp
Foreclosed property expense	64	0.9		478	6.5		1,161	5.1		912	4.3
Less: Fair value losses resulting from acquired credit-impaired loans and HomeSaver Advance loans(2)	(7,712)	(100.6)		(519)	(7.2)		(11,402)	(50.2)		(1,750)	(8.2)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(3)	213	2.8		128	1.8		441	1.9		426	2.0

Credit losses(4)	$3,686	48.1	bp	$2,171	29.7	bp	$9,512	41.8	bp	$4,295	20.1	bp

(1)	Based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Represents the amount recorded as a loss when the acquisition cost of a credit-impaired loan exceeds the fair value of the loan at acquisition. Also includes the difference between the unpaid principal balance of unsecured HomeSaver Advance loans at origination and the estimated fair value of these loans that we record in our consolidated balance sheets.

(3)	For acquired credit-impaired loans that are recorded at a fair value amount at acquisition that is lower than the acquisition cost, any loss recorded at foreclosure is less than it would have been if we had recorded the loan at its acquisition cost. Accordingly, we have added back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the acquisition cost.

(4)	Interest forgone on nonperforming loans in our mortgage portfolio, which is presented in Table 42, reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans are excluded from credit losses.

Our credit loss ratio increased to 48.1 basis points in the third quarter of 2009 from 29.7 basis points in the third quarter of 2008 and increased to 41.8 basis points in the first nine months of 2009 from 20.1 basis points in the first nine months of 2008. Our credit loss ratio including the effect of fair value losses on credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans would have been 145.9 basis points for the third quarter of 2009 compared with 35.1 basis points for the third quarter of 2008 and 90.1 basis points for the first nine months of 2009, compared with 26.3 basis points for the first nine months of 2008. The substantial increase in our credit losses in the third quarter and first nine months of 2009 from the third quarter and first nine months of 2008 reflected the adverse impact of the decline in home prices and high unemployment, as well as the weak economy. These conditions have resulted in an increase in delinquencies, defaults and loss severities across our entire guaranty book of business as we are also now experiencing deterioration in the credit performance of loans with fewer risk layers. Additionally, certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their peaks continue to account for a disproportionate share of our credit losses.

Table 13 below provides an analysis of our credit losses in certain higher risk loan categories as compared with our other loans. As described in Table 13 below, these loan categories have accounted for a disproportionate share of our credit losses.

Table 13:  Credit Loss Concentration Analysis

	Percentage of		Percentage of Single-Family Credit Losses
	Single-Family Book		For the		For the
	Outstanding as of(1)		Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2009	2008	2009	2008	2009	2008

Geographical distribution:
Arizona, California, Florida and Nevada	28%	27%	57%	55%	57%	48%
Select Midwest states(2)	11	11	15	18	15	22
All other states	61	62	28	27	28	29
Select Higher Risk Product features(3)	25	28	69	77	70	75
Vintages:
2006	11	14	30	35	31	35
2007	16	20	38	31	36	26
All other vintages	73	66	32	34	33	39

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family guaranty book of business.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

(3)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original loan-to-value ratio greater than 90%, and loans with FICO credit scores less than 620.

The suspension of foreclosure sales on occupied single-family properties between the periods November 26, 2008 through January 31, 2009 and February 17, 2009 through March 6, 2009 and our directive to delay foreclosure sales until the loan servicer has exhausted all other foreclosure prevention alternatives reduced our foreclosure activity in 2009, which resulted in a reduction in our charge-offs and credit losses below what we believe we would have otherwise recorded in the first nine months of 2009 had the moratoria not been in place. We record a charge-off upon foreclosure for loans subject to the foreclosure moratoria that we are not able to modify and that ultimately result in foreclosure. While the foreclosure moratoria affect the timing of when we incur a credit loss, they do not necessarily affect the credit-related expenses recognized in our consolidated statements of operations because we estimate probable losses inherent in our guaranty book of business as of each balance sheet date in determining our loss reserves. See “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses” for a discussion of changes we made in our loss reserve estimation process to address the impact of the foreclosure moratoria and the change in our foreclosure requirements.

We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Regulatory Hypothetical Stress Test Scenario

Under a September 2005 agreement with the Office of Federal Housing Enterprise Oversight (“OFHEO”), the predecessor to FHFA, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Although this agreement was suspended on March 18, 2009 by FHFA until further notice, the disclosure requirement was not suspended. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 14 compares the credit loss sensitivities as of September 30, 2009 and December 31, 2008 for first lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement.

Table 14:  Single-Family Credit Loss Sensitivity(1)

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Gross single-family credit loss sensitivity	$23,193	$13,232
Less: Projected credit risk sharing proceeds	(3,804)	(3,478)

Net single-family credit loss sensitivity	$19,389	$9,754

Outstanding single-family whole loans and Fannie Mae MBS	$2,818,263	$2,724,253
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.69%	0.36%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both September 30, 2009 and December 31, 2008. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (i) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan Real Estate Mortgage Investment Conduits (“REMICs”) and private-label wraps; (ii) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (iii) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

The increase in the projected credit loss sensitivities during the first nine months of 2009 reflected the decline in home prices and the ongoing negative outlook for the housing and credit markets. Because these sensitivities represent hypothetical scenarios, they should be used with caution. Our regulatory stress test scenario is limited in that it assumes an instantaneous uniform 5% nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional, as well as a local, basis. In addition, these stress test scenarios are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our future expected credit losses.

Other Non-Interest Expenses

Other non-interest expenses consist of credit enhancement expenses, which reflect the amortization of the credit enhancement asset we record at the inception of guaranty contracts, costs associated with the purchase of additional mortgage insurance to protect against credit losses, net gains and losses on the extinguishment of debt, and other miscellaneous expenses. Other non-interest expenses increased to $242 million for the third quarter of 2009 from $172 million for the third quarter of 2008. The increase was driven by recording reserves for legal claims. For the first nine months of 2009, other non-interest expenses increased to $1.1 billion from $960 million for the first nine months of 2008. The increase was largely due to recording reserves for legal claims and an increase in net losses recorded on the extinguishment of debt offset by a reduction in expense associated with unrecognized tax benefits related to certain unresolved tax positions.

Federal Income Taxes

We recorded a tax benefit for federal income taxes of $143 million for the third quarter of 2009 and $743 million for the first nine months of 2009. We recorded a provision for federal income taxes of $17.0 billion for the third quarter of 2008 and $13.6 billion for the first nine months of 2008. The tax benefit for the third quarter and the first nine months of 2009 represents the benefit of carrying back a portion of our expected current year tax loss, net of the reversal of the use of certain tax credits, to prior years. We were not able to recognize a net tax benefit associated with the majority of our pre-tax loss of $19.0 billion for the third quarter of 2009 and $57.6 billion for the first nine months of 2009 as there has been no change in our 2008 conclusion that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. As a result, we recorded an increase in our valuation allowance of $7.0 billion for the third quarter of 2009 and $21.1 billion for the first nine months of 2009 in our condensed consolidated statements of operations, which represented the tax effect associated with the majority of the pre-tax losses we recorded in the third quarter and the first nine months. The valuation allowance recorded against our deferred tax assets totaled $48.9 billion as of September 30, 2009, resulting in a net deferred tax asset of $1.4 billion as of September 30, 2009 and includes the reversal of $3.0 billion of previously recorded valuation allowance as a result of our adoption of the FASB modified guidance for assessing other-than-temporary impairments. Our net deferred tax asset totaled $3.9 billion as of December 31, 2008. We discuss the factors that led us to record a partial valuation allowance against our net deferred tax assets in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Deferred Tax Assets” and “Notes to Consolidated Financial Statements—Note 12, Income Taxes” of our 2008 Form 10-K.

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in our 2008 Form 10-K in “Notes to Consolidated Financial Statements—Note 16, Segment Reporting.” We summarize our segment results for the three and nine months ended September 30, 2009 and 2008 in the tables below and provide a comparative discussion of these results. See “Notes to Condensed Consolidated Financial Statements—Note 15, Segment Reporting” of this report for additional information on our segment results.

Single-Family Business

Our Single-Family business recorded a net loss of $19.5 billion in the third quarter of 2009 compared with $14.2 billion in the third quarter of 2008 and a net loss of $54.2 billion in the first nine months of 2009 compared with $17.6 billion in the first nine months of 2008. Table 15 summarizes the financial results for our Single-Family business for the periods indicated. The primary source of revenue for our Single-Family business is guaranty fee income. Other sources of revenue include trust management income and other fee income, primarily related to technology fees. Expenses primarily consist of credit-related expenses and administrative expenses.

Table 15:	Single-Family Business Results

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2009	2008	2009	2008	$	%	$	%
	(Dollars in millions)

Statement of operations data:
Guaranty fee income	$2,112	$1,674	$5,943	$5,435	$438	26%	$508	9%
Trust management income	11	63	35	242	(52)	(83)	(207)	(86)
Other income(1)	252	184	689	569	68	37	120	21
Credit-related expenses(2)	(21,656)	(9,215)	(60,377)	(17,808)	(12,441)	(135)	(42,569)	(239)
Other expenses(3)	(542)	(383)	(1,594)	(1,377)	(159)	(42)	(217)	(16)

Loss before federal income taxes	(19,823)	(7,677)	(55,304)	(12,939)	(12,146)	(158)	(42,365)	(327)
Benefit (provision) for federal income taxes	276	(6,550)	1,059	(4,702)	6,826	104	5,761	123

Net loss attributable to Fannie Mae	$(19,547)	$(14,227)	$(54,245)	$(17,641)	$(5,320)	(37)%	$(36,604)	(207)%

Other key performance data:
Average single-family guaranty book of business(4)	$2,886,496	$2,753,293	$2,852,977	$2,693,909	$133,203	5%	$159,068	6%

(1)	Consists of net interest income, investment gains and losses, and fee and other income.

(2)	Consists of the provision for credit losses and foreclosed property expense.

(3)	Consists of administrative expenses and other expenses.

(4)	The single-family guaranty book of business consists of single-family mortgage loans held in our mortgage portfolio, single-family Fannie Mae MBS held in our mortgage portfolio, single-family Fannie Mae MBS held by third parties, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

Key factors affecting the results of our Single-Family business for the third quarter and first nine months of 2009 compared with the third quarter and first nine months of 2008 included the following:

•	An increase in guaranty fee income, primarily due to an increase in our average effective guaranty fee rate, and to growth in the average single-family guaranty book of business.

—	The increase in our average effective guaranty fee rate for the third quarter and the first nine months of 2009 was primarily attributable to higher fair value of buy ups and certain guaranty assets due to increased market prices on interest-only strips. We use interest-only strips pricing as a component in estimating the fair value of our buy-ups and certain guaranty assets.

—	Our average single-family guaranty book of business increased by 5% for the third quarter of 2009 over the third quarter of 2008 and 6% for the first nine months of 2009 over the first nine months of 2008. We experienced an increase in our average outstanding Fannie Mae MBS and other guarantees throughout 2008 and for the first nine months of 2009 as our market share of new single-family mortgage-related securities issuances remained high and new MBS issuances outpaced liquidations.

—	The average charged guaranty fee on our new single-family business for the third quarter of 2009 was 24.7 basis points compared with 31.9 basis points for the third quarter of 2008 and 23.2 basis points for the first nine months of 2009 compared with 28.1 basis points for the first nine months of 2008. The average charged guaranty fee represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated average life. The decrease in the average charged fee was primarily the result of a shift in the composition of our new business given changes in underwriting and eligibility standards, which resulted in a reduction in our acquisition of loans with higher risk, higher fee categories such as higher LTV and lower FICO scores.

•	A substantial increase in credit-related expenses, reflecting a significantly higher incremental provision for credit losses as well as higher charge-offs.

—	The increase in credit-related expenses was due to worsening credit performance trends, including significant increases in delinquencies, defaults and loss severities, throughout our guaranty book of business, reflecting the adverse impact of the decline in home prices, the weak economy and high unemployment. Certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their peaks continue to account for a disproportionate share of our credit losses, but we are also experiencing deterioration in the credit performance of loans with fewer risk layers. In addition, the increased level of troubled debt restructurings, particularly through workouts initiated from our foreclosure prevention efforts, increased the number of loans that were individually impaired, contributing to the increase in the provision for credit losses.

—	We also experienced a significant increase in fair value losses on credit-impaired loans acquired from MBS trusts for the purpose of modifying them during the third quarter and first nine months of 2009, reflecting the increase in the number of delinquent loans acquired from MBS trusts, and the decrease in the estimated fair value of these loans compared with the third quarter and first nine months of 2008.

—	Credit-related expenses in the Single-Family business represent the substantial majority of the company’s total credit-related expenses. We provide additional information on total credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses.”

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets as of September 30, 2008. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses recognized in the third quarter and first nine months of 2009 as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of the tax benefits generated from these losses.

HCD Business

Our HCD business recorded a net loss attributable to Fannie Mae of $870 million for the third quarter of 2009 compared with $2.6 billion for the third quarter of 2008 and a net loss attributable to Fannie Mae of $2.8 billion for the first nine months of 2009 compared with $2.4 billion for the first nine months of 2008. Table 16 summarizes the financial results for our HCD business for the periods indicated. The primary sources of revenue for our HCD business are guaranty fee income and other income, consisting primarily of transaction fees associated with our multifamily business. Expenses primarily include administrative expenses, credit-related expenses and net operating losses associated with our partnership investments, the majority of which generate tax benefits that may reduce our federal income tax liability. However, during the second half of 2008 and first nine months of 2009, we were unable to recognize tax benefits generated from our partnership investments.

Table 16:  HCD Business Results

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2009	2008	2009	2008	$	%	$	%
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income	$172	$161	$494	$443	$11	7%	$51	12%
Other income(2)	23	45	70	161	(22)	(49)	(91)	(57)
Losses on partnership investments	(520)	(587)	(1,448)	(923)	67	11	(525)	(57)
Credit-related expenses(3)	(304)	(26)	(1,239)	(25)	(278)	(1,069)	(1,214)	(4,856)
Other expenses(4)	(154)	(192)	(456)	(668)	38	20	212	32

Loss before federal income taxes	(783)	(599)	(2,579)	(1,012)	(184)	(31)	(1,567)	(155)
Provision for federal income taxes	(99)	(2,025)	(310)	(1,387)	1,926	95	1,077	78

Net loss	(882)	(2,624)	(2,889)	(2,399)	1,742	66%	(490)	(20)%
Less: Net loss attributable to the noncontrolling interest	12	25	55	22	(13)	(52)	33	150

Net loss attributable to Fannie Mae	$(870)	$(2,599)	$(2,834)	$(2,377)	$1,729	67%	$(457)	(19)%

Other key performance data:
Average multifamily guaranty book of business(5)	$181,301	$166,369	$177,815	$158,824	$14,932	9%	$18,991	12%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property income/expense.

(4)	Consists of net interest expense, administrative expenses and other expenses.

(5)	The multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio, multifamily Fannie Mae MBS held in our mortgage portfolio, multifamily Fannie Mae MBS held by third parties and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guarantee.

Key factors affecting the results of our HCD business for the third quarter and first nine months of 2009 compared with the third quarter and first nine months of 2008 included the following:

•	An increase in guaranty fee income, which was primarily attributable to growth in the average multifamily guaranty book of business. The increase in the average multifamily guaranty book of business reflected the investment and liquidity we have been providing to the multifamily mortgage market. Compared with 2008, for the third quarter and for the first nine months of 2009, there was also an increase in the average charged guaranty fee rate, which was offset by lower guaranty-related amortization income.

•	An increase in credit-related expenses largely reflecting the increase in our multifamily combined loss reserves of $203 million in the third quarter of 2009 and $1.1 billion in the first nine months of 2009. The sum of net charge-offs and foreclosed property expense was $66 million for the third quarter of 2009 and $124 million for the first nine months of 2009. The increase in our multifamily combined loss reserves reflects the continued stress on our multifamily guaranty book of business as a result of the weak economy and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from these investments, and refinancing options.

•	A decrease in losses from partnership investments for the third quarter of 2009 and an increase in losses from partnership investments for the first nine months of 2009. We discuss details on losses from partnership investments, including details regarding other-than-temporary impairments of these assets and the status of a pending transaction to transfer approximately one-half of our equity interests in our LIHTC partnership investments to unrelated third parties in “Consolidated Results of Operations—Losses from Partnership Investments.”

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets as of September 30, 2008. The tax provision recognized in the third quarter and first nine months of 2009 was attributable to the reversal of previously utilized tax credits because of our ability to carry back, for tax purposes, to prior years net operating losses expected to be generated in the current year. In addition, we recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses and tax credits generated by our partnership investments in the third quarter and first nine months of 2009.

Capital Markets Group

Our Capital Markets group recorded net income of $1.5 billion in the third quarter of 2009 compared with a net loss of $12.2 billion in the third quarter of 2008 and net income of $285 million for the first nine months of 2009 compared with a net loss of $13.5 billion in the first nine months of 2008. Table 17 summarizes the financial results for our Capital Markets group for the periods indicated. The primary source of revenue for our Capital Markets group is net interest income. Expenses primarily consist of administrative expenses and allocated guaranty fee expense. Fair value gains and losses, investment gains and losses, net other-than-temporary impairment, and debt extinguishment gains and losses also have a significant impact on the financial performance of our Capital Markets group.

Table 17:	Capital Markets Group Results

	For the		For the
	Three Months Ended		Nine Months Ended		Quarterly		Year-to-Date
	September 30,		September 30,		Variance		Variance
	2009	2008	2009	2008	$	%	$	%
	(Dollars in millions)

Statement of operations data:(1)
Net interest income	$3,701	$2,308	$10,596	$5,970	$1,393	60%	$4,626	77%
Investment gains (losses), net	778	236	898	(111)	542	230	1,009	909
Net other-than-temporary impairments	(939)	(1,843)	(7,345)	(2,405)	904	49	(4,940)	(205)
Fair value losses, net	(1,536)	(3,947)	(2,173)	(7,807)	2,411	61	5,634	72
Fee and other income, net	91	53	231	198	38	72	33	17
Other expenses(2)	(516)	(444)	(1,916)	(1,660)	(72)	(16)	(256)	(15)

Income (loss) before federal income taxes and extraordinary losses, net of tax effect	1,579	(3,637)	291	(5,815)	5,216	143	6,106	105
Provision for federal income taxes	(34)	(8,436)	(6)	(7,518)	8,402	100	7,512	100
Extraordinary losses, net of tax effect	—	(95)	—	(129)	95	100	129	100

Net income (loss) attributable to Fannie Mae	$1,545	$(12,168)	$285	$(13,462)	$13,713	113%	$13,747	102%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of debt extinguishment losses, allocated guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for the third quarter and first nine months of 2009 compared with the third quarter and first nine months of 2008 included the following:

•	An increase in net interest income, primarily attributable to an expansion of our net interest yield driven by a reduction in the average cost of our debt that more than offset a decline in the average yield on our interest-earning assets.

—	The significant reduction in the average cost of our debt during the third quarter of 2009 from the comparable prior year period was primarily attributable to a decline in borrowing rates. The decline in the average cost of debt for the first nine months of 2009 was primarily attributable to a decline in borrowing rates and our redemption of maturing debt, which was replaced by lower-cost debt.

—	Our net interest income does not include the effect of the periodic net contractual interest accruals on our interest rate swaps totaling $968 million for the third quarter of 2009 compared with $681 million for the third quarter of 2008 and $2.7 billion for the first nine months of 2009 compared with $1.0 billion in the first nine months of 2008. These amounts are included in derivatives gains (losses) and reflected in our condensed consolidated statements of operations as a component of “Fair value gains (losses), net.”

•	A decrease in fair value losses. We discuss details on our fair value losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

•	An increase in investment gains in the third quarter of 2009 and a shift from losses to gains in the first nine months of 2009 driven primarily by an increase in gains on portfolio securitizations as we increased our MBS issuance volumes and sales related to whole loan conduit activity. In addition, we had an increase in realized gains on sales of available-for-sale securities as tightening of investment spreads on agency MBS led to higher sales prices. These gains were partially offset by increased lower of cost or fair value adjustments on loans.

•	A decrease in net other-than-temporary impairment for the third quarter of 2009 and an increase in net other-than-temporary impairment for the first nine months of 2009. We discuss details on net-other-than-temporary impairment in “Consolidated Results of Operations—Net Other-Than-Temporary Impairment.”

•	A non-cash charge during the third quarter of 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets as of September 30, 2008. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses recognized in the third quarter or first nine months of 2009 as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of the tax benefits generated from Fannie Mae losses.

CONSOLIDATED BALANCE SHEET ANALYSIS

Total assets of $890.3 billion as of September 30, 2009 decreased by $22.1 billion, or 2.4%, from December 31, 2008. Total liabilities of $905.2 billion decreased by $22.3 billion, or 2.4%, from December 31, 2008. Total Fannie Mae stockholders’ deficit decreased by $249 million during the first nine months of 2009, to a deficit of $15.1 billion as of September 30, 2009. The decrease in total Fannie Mae’s stockholders’ deficit was due to the $44.9 billion in funds received from Treasury under the senior preferred stock purchase agreement, $10.5 billion reduction in unrealized losses on available-for-sale securities, net of tax, and a $3.0 billion reduction in our deficit to reverse a portion of our deferred tax asset valuation allowance in conjunction with our April 1, 2009 adoption of the new accounting guidance for assessing other-than temporary impairment, almost entirely offset by our net loss of $56.8 billion for the first nine months of 2009. Following is a discussion of material changes in the major components of our assets and liabilities since December 31, 2008.

Mortgage Investments

Our mortgage investment activities may be constrained by the availability of economically attractive investment opportunities, our regulatory requirements, operational limitations, tax classifications and our intent to hold certain temporarily impaired securities until recovery in value, as well as risk parameters applied to the mortgage portfolio. In addition, the senior preferred stock purchase agreement with Treasury permits us to increase our mortgage portfolio temporarily up to a cap of $900 billion through December 31, 2009. Beginning in 2010, we are required to reduce the size of our mortgage portfolio by 10% per year, until the amount of our mortgage assets reaches $250 billion. We also are required to limit the amount of indebtedness that we can incur to 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year.

Table 18 summarizes our mortgage portfolio activity for the three and nine months ended September 30, 2009 and 2008.

Table 18:	Mortgage Portfolio Activity(1)

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2009	2008	$	%	2009	2008	$	%
	(Dollars in millions)

Purchases(2)	$97,696	$45,391	$52,305	115%	$256,116	$141,206	$114,910	81%
Sales	65,894	13,038	52,856	405	155,825	35,618	120,207	337
Liquidations(3)	31,744	21,174	10,570	50	98,817	69,765	29,052	42

(1)	Excludes unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

Our recent portfolio activities have been focused on providing liquidity to the market through dollar roll transactions, whole loan conduit activities and early lender funding. Our portfolio purchase and sales activity does not include activity related to dollar roll transactions that are accounted for as secured financings, but it does include the settlement of dollar roll transactions that are accounted for as purchases and sales. These transactions often settle in different periods, which may cause period to period fluctuations in our mortgage portfolio balance. Whole loan conduit activities involve our purchase of loans principally for the purpose of securitizing them. We may, however, from time to time purchase loans and hold them for an extended period prior to securitization.

Portfolio purchases and sales were significantly higher in the third quarter and first nine months of 2009, relative to the third quarter and first nine months of 2008, due to increased mortgage originations, increased dollar roll activity, increased volume of loan deliveries to us, and increased securitizations from our portfolio. The increase in mortgage liquidations during the third quarter and first nine months of 2009 reflected the increase in the volume of refinancings, as mortgage interest rates have been at historically low levels throughout most of 2009.

Table 19 shows the composition of our mortgage portfolio by product type and the carrying value, which reflects the net impact of our purchases, sales and liquidations, as of September 30, 2009 and December 31, 2008. Our net mortgage portfolio totaled $766.4 billion as of September 30, 2009, an increase of less than 1% from December 31, 2008.

Table 19:	Mortgage Portfolio Composition(1)

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed(3)(4)	$52,133	$43,799
Conventional:
Long-term, fixed-rate	182,889	186,550
Intermediate-term, fixed-rate(5)	31,953	37,546
Adjustable-rate(6)	35,777	44,157

Total conventional single-family	250,619	268,253

Total single-family	302,752	312,052

Multifamily:
Government insured or guaranteed(3)	616	699
Conventional:
Long-term, fixed-rate	5,648	5,636
Intermediate-term, fixed-rate(5)	93,115	90,837
Adjustable-rate	22,407	20,269

Total conventional multifamily	121,170	116,742

Total multifamily	121,786	117,441

Total mortgage loans	424,538	429,493

Unamortized premiums and other cost basis adjustments, net	(6,487)	(894)
Lower of cost or market adjustments on loans held for sale	(687)	(264)
Allowance for loan losses for loans held for investment	(8,991)	(2,923)

Total mortgage loans, net	408,373	425,412

Mortgage-related securities:
Fannie Mae single-class MBS	155,628	159,712
Fannie Mae structured MBS	59,943	69,238
Non-Fannie Mae single-class mortgage securities	53,796	26,976
Non-Fannie Mae structured mortgage securities(7)	55,950	62,642
Commercial mortgage backed securities	25,740	25,825
Mortgage revenue bonds	14,747	15,447
Other mortgage-related securities	2,585	2,863

Total mortgage-related securities	368,389	362,703

Market value adjustments(8)	(6,702)	(15,996)
Other-than-temporary impairments, net of accretion	(5,558)	(7,349)
Unamortized discounts and other cost basis adjustments, net(9)	1,929	296

Total mortgage-related securities, net	358,058	339,654

Mortgage portfolio, net(10)	$766,431	$765,066

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance.

(2)	Mortgage loans include unpaid principal balances totaling $163.1 billion and $65.8 billion as of September 30, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were held in consolidated variable interest entities and mortgage-related securities created from securitization transactions that did not meet the sales accounting criteria which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Refers to mortgage loans that are guaranteed or insured by the U.S. government or its agencies, such as the Department of Veterans Affairs, Federal Housing Administration or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

(4)	Includes reverse mortgages with an outstanding unpaid principal balance of $49.5 billion and $41.2 billion as of September 30, 2009 and December 31, 2008, respectively.

(5)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(6)	Includes reverse mortgages with an outstanding unpaid principal balance of $332 million and $353 million as of September 30, 2009 and December 31, 2008, respectively.

(7)	Includes private-label mortgage-related securities backed by subprime or Alt-A mortgage loans totaling $47.0 billion and $52.4 billion as of September 30, 2009 and December 31, 2008, respectively. Refer to “Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities—Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities” for a description of our investments in subprime and Alt-A securities.

(8)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available for sale.

(9)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(10)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $2.8 billion and $720 million as of September 30, 2009 and December 31, 2008, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and that counterparties have the right to sell or repledge.

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage investment securities. Our cash and other investments portfolio totaled $60.0 billion as of September 30, 2009, compared with $93.0 billion as of December 31, 2008. See “Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Planning—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Trading and Available-for-Sale Investment Securities

Our mortgage investment securities are classified in our condensed consolidated balance sheets as either trading or available for sale and reported at fair value. Table 20 shows the composition of our trading and available-for-sale securities at amortized cost and fair value as of September 30, 2009. We also disclose the gross unrealized gains and gross unrealized losses related to our available-for-sale securities as of September 30, 2009, and a stratification of the gross unrealized losses based on securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer.

Table 20:  Trading and Available-for-Sale Investment Securities

	As of September 30, 2009
						Less Than 12		12 Consecutive
			Gross	Gross		Consecutive Months(4)		Months or Longer(4)
	Total	Gross	Unrealized	Unrealized	Total	Gross	Total	Gross	Total
	Amortized	Unrealized	Losses	Losses	Fair	Unrealized	Fair	Unrealized	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value	Losses	Value	Losses	Value
	(Dollars in millions)

Trading:
Fannie Mae single-class MBS	$50,691	$—	$—	$—	$53,160	$—	$—	$—	$—
Fannie Mae structured MBS	8,470	—	—	—	8,664	—	—	—	—
Non-Fannie Mae single-class mortgage-related securities	11,259	—	—	—	11,332	—	—	—	—
Non-Fannie Mae structured mortgage-related securities	7,978	—	—	—	4,560	—		—	—
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)(5)	10,989	—	—	—	9,158	—	—	—	—
Mortgage revenue bonds	787	—	—	—	627	—	—	—	—
Asset-backed securities(6)	9,381	—	—	—	9,263	—	—	—	—
Corporate debt securities	520	—	—	—	521	—	—	—	—
Other non-mortgage-related securities	3	—	—	—	3	—	—	—	—

Total trading	$100,078	$—	$—	$—	$97,288	$—	$	$—	$—

Available for sale:
Fannie Mae single-class MBS	105,543	4,834	—	(3)	110,374	(1)	652	(2)	180
Fannie Mae structured MBS	51,264	2,628	(25)	(40)	53,827	(32)	389	(33)	1,288
Non-Fannie Mae single-class mortgage-related securities	43,143	1,467	—	(4)	44,606	(3)	173	(1)	31
Non-Fannie Mae structured mortgage-related securities	42,411	342	(6,040)	(3,393)	33,320	(4,952)	12,640	(4,481)	14,810
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)(5)	15,859	—	—	(2,890)	12,969	—	—	(2,890)	12,970
Mortgage revenue bonds	13,964	112	(35)	(691)	13,350	(24)	213	(702)	5,949
Other mortgage-related securities	2,402	28	(282)	(37)	2,111	(135)	718	(184)	1,244

Total available for sale	$274,586	$9,411	$(6,382)	$(7,058)	$270,557	$(5,147)	$14,785	$(8,293)	$36,472

Total investments in securities	$374,664	$9,411	$(6,382)	$(7,058)	$367,845	$(5,147)	$14,785	$(8,293)	$36,472

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations.

(2)	Represents the noncredit component of other-than-temporary losses recorded in other comprehensive loss, as well as cumulative changes in fair value for securities for which an other-than-temporary impairment was previously recognized.

(3)	Represents the gross unrealized losses related to securities for which an other-than-temporary impairment has not been recognized.

(4)	Reflects total gross unrealized losses, including the noncredit component of other-than-temporary impairment, and the related fair value of securities that are in a loss position as of September 30, 2009.

(5)	Consists of non-Fannie Mae CMBS. Prior to June 30, 2009, we reported these securities as a component of non-Fannie Mae structured mortgage-related securities. As of September 30, 2009, we held non-Fannie Mae CMBS issued by Wachovia Bank Commercial Mortgage Trust with both a carrying value and a fair value of $1.6 billion, which exceeded 10% of our stockholders’ equity as of September 30, 2009.

(6)	As of September 30, 2009, we held asset-backed securities issued by BA Credit Card Trust with both a carrying value and a fair value of $1.5 billion, which exceeded 10% of our stockholders’ equity as of September 30, 2009.

Gross unrealized losses on our available-for-sale securities decreased to $13.4 billion as of September 30, 2009, from $16.7 billion as of December 31, 2008. The decrease in gross unrealized losses was primarily attributable to narrowing spreads on CMBS and agency securities. We had previously recognized other-than-temporary impairment in earnings on some of these securities, a portion of which was reclassified to AOCI as a result of our April 1, 2009 adoption of the new other-than-temporary impairment accounting guidance. See “Critical Accounting Policies and Estimates—Other-Than-Temporary Impairment of Investment Securities” for additional information. Included in the $13.4 billion of gross unrealized losses as of September 30, 2009 was $8.3 billion of losses that have existed for 12 months or longer. These losses relate to securities that we do not intend to sell and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

Investments in Private-Label Mortgage-Related Securities

The non-Fannie Mae mortgage-related security categories presented in Table 20 above include agency mortgage-related securities issued or guaranteed by Freddie Mac or Ginnie Mae and private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing or other mortgage loans. We have no exposure to collateralized debt obligations, or CDOs. We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We also have invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”). We report these wraps in Table 20 above as a component of Fannie Mae structured MBS. We generally focused our purchases of these securities on the highest-rated tranches available at the time of acquisition. Higher-rated tranches typically are supported by credit enhancements to reduce the exposure to losses. The credit enhancements on our private-label security investments generally are in the form of initial subordination provided by lower level tranches of these securities. In addition, monoline financial guarantors have provided secondary guarantees on some of our holdings that are based on specific performance triggers. Based on the stressed financial condition of our financial guarantor counterparties, we do not believe these counterparties will fully meet their obligations to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

We are working to enforce investor rights on private-label securities holdings, and are engaged in efforts to potentially mitigate losses on our own private-label securities holdings. Our conservator, FHFA, has directed us to work with Freddie Mac to enforce investor rights in which we both have interests. Enforcement of investor rights in private-label securities faces many obstacles, including the fact that we frequently do not have any direct right of enforcement and that we and the other entities involved often have competing financial interests. As a result, the effectiveness of our efforts may be difficult to determine and also may not be known for some time.

The unpaid principal balance of private-label mortgage-related securities backed by Alt-A, subprime, multifamily, manufactured housing and other mortgage loans and mortgage revenue bonds held in our mortgage portfolio was $92.2 billion as of September 30, 2009, down from $98.9 billion as of December 31, 2008, primarily due to principal payments. Table 21 summarizes, by the underlying loan type, the composition of our investments in private-label securities, excluding wraps, and mortgage revenue bonds and the average credit enhancement as of September 30, 2009. The average credit enhancement generally reflects the level of cumulative losses that must be incurred before we experience a loss of principal on the tranche of securities that we own. Table 21 also provides information on the credit ratings of our private-label securities as of October 27, 2009. The credit rating reflects the lowest rating reported by Standard & Poor’s (“Standard &

Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings Ltd. (“Fitch”) or DBRS Limited, each of which is a nationally recognized statistical rating organization.

Table 21:  Investments in Private-Label Mortgage-Related Securities, Excluding Wraps, and Mortgage Revenue Bonds

	As of September 30, 2009		As of October 27, 2009
	Unpaid	Average			% Below
	Principal	Credit		% AA	Investment	Current %
	Balance	Enhancement(1)	% AAA(2)	to BBB-(2)	Grade(2)	Watchlist(3)
	(Dollars in millions)

Private-label mortgage-related securities backed by:
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans	$6,250	50%	—%	20%	80%	11%
Other Alt-A mortgage loans	19,005	13	17	27	56	1

Total Alt-A mortgage loans	25,255
Subprime mortgage loans(4)	21,741	32	11	7	82	1

Total Alt-A and subprime mortgage loans	46,996
Multifamily mortgage loans (CMBS)	25,740	30	54	46	—	21
Manufactured housing mortgage loans	2,563	36	2	19	79	2
Other mortgage loans	2,172	6	54	28	18	—

Total private-label mortgage-related securities	77,471
Mortgage revenue bonds(5)	14,746	36	34	57	9	7

Total	$92,217

(1)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own.

(2)	Reflects credit ratings as of October 27, 2009, calculated based on unpaid principal balance as of September 30, 2009. Investment securities that have a credit rating below BBB- or its equivalent or that have not been rated are classified as below investment grade.

(3)	Reflects percentage of investment securities, calculated based on unpaid principal balance as of September 30, 2009, that have been placed under review by either Standard & Poor’s, Moody’s, Fitch or DBRS Limited.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps totaled $6.2 billion as of September 30, 2009.

(5)	Reflects that 36% of the outstanding unpaid principal balance of our mortgage revenue bonds are guaranteed by third parties. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty exposure associated with our financial guarantors.

Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities

The unpaid principal balance of our investments in Alt-A and subprime private-label securities, excluding wraps, totaled $47.0 billion as of September 30, 2009, compared with $52.4 billion as of December 31, 2008. The current market pricing of Alt-A and subprime securities has been adversely affected by the increasing level of defaults on the mortgages underlying these securities and the uncertainty as to the extent of further deterioration in the housing market. In addition, market participants are requiring a significant risk premium, which can be measured as a significant increase in the required yield on the investment, for taking on the increased uncertainty related to cash flows. Further, there continues to be less liquidity for these securities than was available prior to the onset of the housing and credit liquidity crises, which has also contributed to lower prices. Although our portfolio of Alt-A and subprime private-label mortgage-related securities primarily consists of senior level tranches, we have recorded significant losses on these securities.

Table 22 presents the fair value of our investments in Alt-A and subprime private-label securities, excluding wraps, as of September 30, 2009 and an analysis of the cumulative losses on these investments as of September 30, 2009. The total cumulative losses presented for our Alt-A and subprime private-label securities classified as trading represent the cumulative fair value losses recognized in our condensed consolidated statements of operations, while the total cumulative losses presented for our Alt-A and subprime private-label securities classified as available for sale represent the total other-than-temporary impairment related to these securities. As discussed in “Critical Accounting Policies and Estimates—Other-Than-Temporary Impairment of Investment Securities,” we adopted the new accounting rules for other-than-temporary impairment effective April 1, 2009, which changed our method for assessing, measuring and recognizing other-than-temporary impairment and resulted in a cumulative-effect pre-tax reduction of $8.5 billion ($5.6 billion after tax) in our accumulated deficit to reclassify to AOCI the noncredit component of other-than-temporary impairment losses previously recognized in earnings. As a result of this change, we no longer record in earnings the noncredit component of other-than-temporary impairment on our available-for-sale securities that we do not intend to sell and will not be required to sell prior to recovery of the amortized cost basis. Instead, we record this amount in AOCI. Table 22 displays the estimated noncredit and credit-related components of the fair value losses on our trading securities and our available-for-sale securities.

Table 22:  Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities, Excluding Wraps(1)

	As of September 30, 2009
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Net
	Balance	Value	Losses(2)	Component(3)	Losses(4)
			(Dollars in millions)

Trading securities:
Alt-A private-label securities	$3,382	$1,395	$(1,976)	$(906)	$(1,070)
Subprime private-label securities	3,556	1,937	(1,620)	(789)	(831)

Total Alt-A and subprime private-label securities classified as trading	$6,938	$3,332	$(3,596)	$(1,695)	$(1,901)

Available-for-sale securities:
Alt-A private-label securities	21,873	14,492	(7,455)	(4,117)	(3,338)
Subprime private-label securities	18,185	11,411	(6,901)	(4,782)	(2,119)

Total Alt-A and subprime private-label securities classified as available for sale	$40,058	$25,903	$(14,356)	$(8,899)	$(5,457)

(1)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps totaled $6.2 billion as of September 30, 2009.

(2)	Amounts reflect the difference between the amortized cost basis (unpaid principal balance net of unamortized premiums, discounts and cost basis adjustments), excluding other-than-temporary impairment losses recorded in earnings and the fair value.

(3)	Represents the estimated portion of the total cumulative losses that is noncredit related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(4)	For securities classified as trading, net loss amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available for sale, net loss amounts reflect the portion of other-than-temporary impairment losses that is recognized in earnings in accordance with the new other-than-temporary impairment accounting guidance that we adopted on April 1, 2009.

The gross unrealized losses on our Alt-A and subprime private-label securities classified as available-for-sale and included in AOCI totaled $5.8 billion, net of tax, as of September 30, 2009. Approximately $2.6 billion, net of tax, of these unrealized losses relate to securities that have been in a loss position for 12 months or longer as of September 30, 2009. For those available-for-sale securities for which we have not recognized other-than-temporary impairment in earnings, we believe that the performance of the underlying collateral will still allow us to recover our initial investment, although at significantly lower yields than what is being required currently by new investors.

The current economic environment, including lower home prices and mortgage delinquencies, has had an adverse effect on the performance of the loans underlying our Alt-A and subprime private-label securities. These securities reflect increasing delinquencies, a sharp rise in expected defaults and loss severities, and slower voluntary prepayment rates, particularly for the 2006 and 2007 loan vintages, which were originated in an environment of significant increases in home prices and relaxed underwriting criteria and eligibility standards. Table 23 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and First American CoreLogic, LoanPerformance (“First American CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of September 30, 2009.

Table 23:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities, Including Wraps

	As of September 30, 2009
	Unpaid Principal Balance						Monoline
		Available			Average	Average	Financial
		for		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
	(Dollars in Millions)

Private-label mortgage-related securities backed by: (7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$600	$—	29.6%	47.4%	22.3%	$—
2005	—	1,566	—	38.9	54.2	46.5	304
2006	—	1,677	—	45.7	58.3	45.2	279
2007	2,407	—	—	41.3	60.5	62.5	875
Other Alt-A mortgage loans:
2004 and prior	—	7,670	—	7.7	45.3	12.2	19
2005	—	5,062	175	21.4	51.4	11.4	—
2006	76	5,149	—	30.1	54.2	8.9	—
2007	899	—	251	45.2	60.6	35.7	371
2008(8)	—	149	—				—

Total Alt-A mortgage loans:	3,382	21,873	426				1,848

Subprime mortgage loans:
2004 and prior(9)	—	2,673	668	22.7	72.1	57.5	643
2005(8)	—	293	1,954	43.5	73.6	58.5	239
2006	—	14,474	—	50.8	72.8	25.2	52
2007	3,556	745	6,631	47.8	69.9	26.6	199

Total subprime mortgage loans:	3,556	18,185	9,253				1,133

Total Alt-A and subprime mortgage loans:	$6,938	$40,058	$9,679				$2,981

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee. The unpaid principal balance of these Fannie Mae guaranteed securities held by third parties is included in outstanding and unconsolidated Fannie Mae MBS held by third parties. We include incurred credit losses related to these wraps in our reserve for guaranty losses.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label securities that we own or guarantee. The reported Intex delinquency data reflects information from September 2009 remittances for August 2009 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and real estate owned in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from First American CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The First American CoreLogic severity data reflects information from September 2009 remittances for August 2009 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

(5)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own or guarantee. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own or guarantee.

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $149 million for the 2008 vintage of other Alt-A loans and $46 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that was consolidated on our balance sheet which effectively resulted in the underlying structure of the transaction being accounted for and reported as available-for-sale securities. Although the wrap transaction is supported by financial guarantees that cover all of our credit risk, we have not included the amount of these financial guarantees in this table.

Debt Instruments

Our total outstanding debt, which consists of federal funds purchased and securities sold under agreements to repurchase, short-term debt and long-term debt decreased to $803.1 billion as of September 30, 2009, from $870.5 billion as of December 31, 2008. We provide a summary of our debt activity for the third quarter and first nine months of 2009 and 2008 and a comparison of the mix between our outstanding short-term and long-term debt as of September 30, 2009 and December 31, 2008 in “Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity.” Also see “Notes to Condensed Consolidated Financial Statements—Note 10, Short-term Borrowings and Long-term Debt” for additional detail on our outstanding debt.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We aggregate, by derivative counterparty, the net fair value gain or loss, less any cash collateral paid or received, and report these amounts in our consolidated balance sheets as either assets or liabilities. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amount as of September 30, 2009 and December 31, 2008 in “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments and Hedging Activities.”

We refer to the difference between the derivative assets and derivative liabilities recorded on our consolidated balance sheets as our net derivative asset or liability. As shown in Table 24, the net fair value of our risk management derivatives, excluding mortgage commitments, resulted in a net derivative liability of $38 million as of September 30, 2009, compared with a net derivative liability of $1.8 billion as of December 31, 2008. Table 24 provides an analysis of the factors driving the change in the estimated fair value of our net derivative liability, excluding mortgage commitments, recorded in our consolidated balance sheets between December 31, 2008 and September 30, 2009.

Table 24:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

For the
Nine Months
Ended
September 30,
2009
(Dollars in
Millions)

Net derivative liability as of December 31, 2008(2)	$(1,761)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	1,405
Fair value at date of termination of contracts settled during the period(4)	4,284
Net collateral posted	(1,579)
Periodic net cash contractual interest payments(5)	1,482

Total cash payments	5,592

Statement of operations impact of recognized amounts:
Periodic net contractual interest expense accruals on interest rate swaps	(2,687)
Net change in fair value of terminated derivative contracts from end of prior year to date of termination	(1,377)
Net change in fair value of outstanding derivative contracts, including derivative contracts entered into during the period	195

Derivatives fair value losses, net(6)	(3,869)

Net derivative liability as of September 30, 2009(2)	$(38)

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative liabilities at fair value” recorded in our condensed consolidated balance sheets, excluding mortgage commitments.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the condensed consolidated balance sheets. Primarily includes upfront premiums paid or received on option contracts. Also includes upfront cash paid or received on other derivative contracts.

(4)	Cash payments to terminate and/or sell derivative contracts reduce the derivative liability recorded in the condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(5)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value gains (losses), net in the condensed consolidated statements of operations. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability.

(6)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the condensed consolidated statements of operations.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” “Risk Management—Interest Rate Risk Management and Other Market Risks” and “Notes to Condensed Consolidated Financial Statements—Note 11, Derivative Instruments and Hedging Activities.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis a supplemental non-GAAP fair value balance sheet, which reflects our assets and liabilities at estimated fair value. Table 27, which we provide at the end of this section, presents our non-GAAP fair value balance sheets as of September 30, 2009 and December 31, 2008, and the non-GAAP estimated fair value of our net assets. We present a summary of the changes in the fair value of our net assets for the first nine months of 2009 in Table 26.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies. It is not intended as a substitute for Fannie Mae’s stockholders’ deficit or for the total deficit reported in our GAAP condensed consolidated financial statements, which represents the net worth measure that is used to determine whether it is necessary to request additional funds from Treasury under the senior preferred stock purchase agreement. Instead, the fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities. The estimated fair value of our net assets, which is derived from our non-GAAP fair value balance sheets, is calculated based on the difference between the fair value of our assets and the fair value of our liabilities adjusted for non-controlling interests. The ultimate amount of realized credit losses and realized values we receive from holding our assets and liabilities, however, is likely to differ materially from the current estimated fair values, which reflect significant liquidity and risk premiums.

Table 25 below compares Fannie Mae’s stockholders’ deficit reported in our GAAP consolidated balance sheets and the fair value of our net assets derived from our non-GAAP fair value balance sheets as of September 30, 2009.

Table 25:  Comparative Measures—GAAP Consolidated Balance Sheets and Non-GAAP Fair Value Balance Sheets

2009
(Dollars in
millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of January 1(1)	$(15,314)
Change in Fannie Mae stockholders’ deficit	249

Fannie Mae stockholders’ deficit as of September 30(1)	$(15,065)

Non-GAAP fair value balance sheets:
Estimated fair value of net assets as of January 1	$(105,150)
Change in estimated fair value of net assets	14,751

Estimated fair value of net assets as of September 30	$(90,399)

(1)	Our net worth, as defined under the Treasury senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, is comprised of “Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

The fair value of our net assets, including capital transactions, increased by $14.8 billion during the first nine months of 2009, which resulted in a fair value net asset deficit of $90.4 billion as of September 30, 2009. Included in this increase was $44.9 billion of capital received from Treasury under the senior preferred stock purchase agreement. The fair value of our net assets, excluding capital transactions, decreased by $28.8 billion during the first nine months of 2009. This decrease reflected the adverse impact on our net guaranty assets from the continued weakness in the housing market and increases in unemployment resulting from the weak economy, which contributed to a significant increase in the fair value of our guaranty obligations. We experienced a favorable impact on the fair value of our net assets attributable to an increase in the fair value of our net portfolio primarily due to changes in the spread between mortgage assets and associated debt and derivatives.

Below we provide additional information that we believe may be useful in understanding our fair value balance sheets, including: (1) an explanation of how fair value is defined and measured; (2) the primary factors driving the decline in the fair value of net assets during the first nine months of 2009; and (3) the limitations of our non-GAAP fair value balance sheet and related measures.

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

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value is intended to convey the current value of an asset or liability as of the measurement date, not the potential value of the asset or liability that may be realized from future cash flows associated with the asset or liability. Fair value generally incorporates the market’s current view of the future, which is reflected in the current price of the asset or liability. Future market conditions, however, may be more adverse than what the market has currently estimated and priced into these fair value measures. Moreover, the fair value balance sheet reflects only the value of the assets and liabilities of the enterprise as of a point in time (the balance sheet date) and does not reflect the value of new assets or liabilities the company may generate in the future. Because our intent generally has been to hold the majority of our mortgage investments until maturity, the amounts we ultimately realize from the maturity, settlement or disposition of these assets may vary significantly from the estimated fair value of these assets as of September 30, 2009.

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

Primary Factors Driving Changes in Non-GAAP Fair Value of Net Assets

Changes in the fair value of our assets and liabilities are primarily attributable to our investment activities and credit guaranty business activities. Some of our assets and liabilities may be related to both of these activities. Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time. We expect periodic fluctuations in the fair value of our net assets due to our business activities, as well as changes in market conditions, such as home prices, unemployment rates, interest rates, spreads, and implied volatility. The decline in home prices and increase in unemployment continued to have an adverse impact on the fair value of our net assets during the first nine months of 2009. The following attribution of the primary factors driving the decrease of $28.8 billion in the fair value of our net assets, excluding capital transactions, during the first nine months of 2009 reflects our current estimate of the items presented (on a pre-tax basis).

•	A pre-tax increase of approximately $17 billion in the fair value of the net portfolio attributable to the positive impact of changes in the spread between mortgage assets and associated debt and derivatives. We provide additional information on the composition and estimated fair value of our mortgage investments in “Consolidated Balance Sheet Analysis—Mortgage Investments.”

•	A pre-tax decrease of approximately $41 billion in the fair value of our net guaranty assets, driven by a substantial increase in the estimated fair value of our guaranty obligations, largely attributable to an increase in expected credit losses as a result of continued weakness in the housing market and general economy. In addition, but to a smaller degree, the fair value of our net guaranty assets was affected by a change we made in the first quarter of 2009 in how we estimate the fair value of certain of our guaranty obligations, which is more fully described in “Critical Accounting Policies and Estimates.”

•	In connection with our MBS guarantees, we acquired loans from MBS trusts at par plus accrued interest, which substantially exceeded fair value. These purchases reduced the fair value of our net assets by approximately $11 billion.

We present a summary of the changes in the fair value of net assets for the first nine months of 2009 in the table below.

Table 26:  Change in Fair Value of Net Assets (Net of Tax Effect)

For the Nine
Months Ended
September 30,
2009
(Dollars in millions)

Estimated fair value of net assets as of January 1(1)	$(105,150)
Capital transactions:(2)
Common stock issuances and repurchases, net	774
Preferred stock conversion	(765)
Investments by Treasury under senior preferred stock purchase agreement(3)	43,580

Capital transactions, net	43,589
Change in estimated fair value of net assets, excluding effect of capital transactions(4)	(28,838)

Increase in estimated fair value of net assets, net	14,751

Estimated fair value of net assets as of September 30, 2009(1)	$(90,399)

(1)	Represents estimated fair value of net assets (net of tax effect) presented in Table 27: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets.

(2)	Represents net capital transactions, which are reflected in the condensed consolidated statements of changes in equity.

(3)	Net of senior preferred stock dividends.

(4)	Capital transactions include payments of cash dividends on senior preferred stock of $1.3 billion.

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

Supplemental Non-GAAP Fair Value Balance Sheet Report

We present our non-GAAP fair value balance sheet report in Table 27 below.

Table 27:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of September 30, 2009				As of December 31, 2008
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$15,865	$—	$15,865	(2)	$18,462	$—	$18,462	(2)
Federal funds sold and securities purchased under agreements to resell	34,856	—	34,856	(2)	57,418	2	57,420	(2)
Trading securities	97,288	—	97,288	(2)	90,806	—	90,806	(2)
Available-for-sale securities	270,557	—	270,557	(2)	266,488	—	266,488	(2)
Mortgage loans:
Mortgage loans held for sale	28,948	1,545	30,493	(3)	13,270	351	13,621	(3)
Mortgage loans held for investment, net of allowance for loan losses	379,425	12,645	392,070	(3)	412,142	3,069	415,211	(3)
Guaranty assets of mortgage loans held in portfolio	—	2,770	2,770	(3)(4)	—	2,255	2,255	(3)(4)
Guaranty obligations of mortgage loans held in portfolio	—	(20,929)	(20,929	)(3)(4)	—	(11,396)	(11,396	)(3)(4)

Total mortgage loans	408,373	(3,969)	404,404	(2)(3)	425,412	(5,721)	419,691	(2)(3)
Advances to lenders	4,587	(307)	4,280	(2)	5,766	(354)	5,412	(2)
Derivative assets at fair value	766	—	766	(2)	869	—	869	(2)
Guaranty assets and buy-ups, net	8,739	4,154	12,893	(2)(4)	7,688	1,336	9,024	(2)(4)

Total financial assets	841,031	(122)	840,909	(2)	872,909	(4,737)	868,172	(2)
Master servicing assets and credit enhancements	843	5,843	6,686	(4)(5)	1,232	7,035	8,267	(4)(5)
Other assets	48,401	(16)	48,385	(5)(6)	38,263	(2)	38,261	(5)(6)

Total assets	$890,275	$5,705	$895,980		$912,404	$2,296	$914,700

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$112	$1	$113	(2)	$77	$—	$77	(2)
Short-term debt	240,795 (7)	204	240,999	(2)	330,991 (7)	1,299	332,290	(2)
Long-term debt	562,195 (7)	26,431	588,626	(2)	539,402 (7)	34,879	574,281	(2)
Derivative liabilities at fair value	1,330	—	1,330	(2)	2,715	—	2,715	(2)
Guaranty obligations	13,169	111,928	125,097	(2)	12,147	78,728	90,875	(2)

Total financial liabilities	817,601	138,564	956,165	(2)	885,332	114,906	1,000,238	(2)
Other liabilities	87,634	(57,525)	30,109	(8)	42,229	(22,774)	19,455	(8)

Total liabilities	905,235	81,039	986,274		927,561	92,132	1,019,693
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(9)	45,900	—	45,900		1,000	—	1,000
Preferred	20,457	(19,255)	1,202		21,222	(20,674)	548
Common	(81,422)	(56,079)	(137,501)		(37,536)	(69,162)	(106,698)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(15,065)	$(75,334)	$(90,399)		$(15,314)	$(89,836)	$(105,150)
Noncontrolling interests	105	—	105		157	—	157

Total deficit	(14,960)	(75,334)	(90,294)		(15,157)	(89,836)	(104,993)

Total liabilities and stockholders’ equity	$890,275	$5,705	$895,980		$912,404	$2,296	$914,700

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	We determined the estimated fair value of these financial instruments in accordance with the FASB fair value guidance as described in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

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

(4)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guarantees as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” On a GAAP basis, our guaranty assets totaled $7.7 billion and $7.0 billion as of September 30, 2009 and December 31, 2008, respectively. The associated buy-ups totaled $1.0 billion and $645 million as of September 30, 2009 and December 31, 2008, respectively. In our non-GAAP fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty asset-related components totaled $1.4 billion and $8.2 billion as of September 30, 2009 and December 31, 2008, respectively. These components represent the sum of the following line items in this table: (i) Guaranty assets of mortgage loans held in portfolio; (ii) Guaranty obligations of mortgage loans held in portfolio, (iii) Guaranty assets and buy-ups; and (iv) Master servicing assets and credit enhancements. See “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates—Fair Value of Financial Instruments—Fair Value of Guaranty Obligations” of our 2008 Form 10-K.

(5)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following six line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest receivable; (ii) Acquired property, net; (iii) Deferred tax assets, net; (iv) Partnership investments; (v) Servicer and MBS trust receivable and (vi) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $50.3 billion and $40.1 billion as of September 30, 2009 and December 31, 2008, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $1.0 billion and $645 million as of September 30, 2009 and December 31, 2008, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in Note 18. We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies described in “Notes to Consolidated Financial Statements—Note 20, Fair Value of Financial Instruments” of our 2008 Form 10-K.

(6)	With the exception of LIHTC partnership investments, the GAAP carrying values of other assets generally approximate fair value. Our LIHTC partnership investments, including restricted cash from consolidations, had a carrying value of $5.3 billion and $6.3 billion and an estimated fair value of $5.4 billion and $6.5 billion as of September 30, 2009 and December 31, 2008, respectively. We assume that certain other assets, consisting primarily of prepaid expenses, have no fair value.

(7)	Includes certain short-term debt and long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets. We did not elect to report any short-term debt instruments at fair value as of September 30, 2009. Includes long-term debt with a reported fair value of $11.1 billion as of September 30, 2009. Includes short-term and long-term debt instruments with a reported fair value of $4.5 billion and $21.6 billion, respectively, as of December 31, 2008.

(8)	The line item “Other liabilities” consists of the liabilities presented on the following five line items in our GAAP condensed consolidated balance sheets: (i) Accrued interest payable; (ii) Reserve for guaranty losses; (iii) Partnership liabilities; (iv) Servicer and MBS trust payable; and (v) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $87.6 billion and $42.2 billion as of September 30, 2009 and December 31, 2008, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item on our condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets.

(9)	The estimated fair value of the senior preferred stock is the same as the carrying value, as the fair value is based on the liquidation preference.

LIQUIDITY AND CAPITAL MANAGEMENT

Our business activities require that we maintain adequate liquidity to fund our operations. We have liquidity risk management policies that are intended to ensure appropriate liquidity during normal and stress periods. Our senior management establishes our overall liquidity policies through various risk and control committees. During the first nine months of 2009, we experienced strong demand for our debt securities, and we believe our ready access to long-term debt funding is due to the actions taken by the federal government to support us and the financial markets.

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

Primary Sources and Uses of Funds

Our primary source of funds is proceeds from the issuance of short-term and long-term debt securities. Accordingly, our liquidity depends largely on our ability to issue unsecured debt in the capital markets. Our status as a GSE and federal government support of our business continue to be essential to maintaining our access to the unsecured debt market. Our senior unsecured debt obligations are rated AAA, or its equivalent, by the major rating agencies.

In addition to funding we obtain from the issuance of debt securities, our other sources of cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;

•	proceeds from the sale of mortgage loans, mortgage-related securities and non-mortgage assets;

•	capital infusions from Treasury pursuant to the senior preferred stock purchase agreement;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	guaranty fees received on Fannie Mae MBS;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	payments received from mortgage insurance counterparties; and

•	net receipts on derivative instruments.

We also may request loans from Treasury pursuant to the Treasury credit facility described below under “Liquidity Contingency Planning—Treasury Credit Facility;” however, as of the date of this filing, we have not borrowed amounts under this facility.

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

An increased proportion of our cash funding during the first nine months of 2009, compared with 2008, came from principal repayments on liquidations and sales of mortgage assets due to an increase in refinancing activity and payments we received from Treasury under the senior preferred stock purchase agreement. In addition, in the fourth quarter of 2008, we began paying cash dividend payments to Treasury under the senior preferred stock purchase agreement, and have paid a total of $1.4 billion in dividends as of September 30, 2009. As we draw more funds pursuant to the senior preferred stock purchase agreement, we expect our cash dividend payments to Treasury will continue to increase in future periods if we continue to pay the dividend on a quarterly basis, rather than allowing the dividend to accrue and be added to the liquidation preference of the senior preferred stock.

Debt Funding

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our roll-over risk increases when our outstanding short-term debt increases as a percentage of our total outstanding debt.

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

Debt Funding Activity

Table 28 below summarizes our debt activity for the third quarter and first nine months of 2009 and 2008.

Table 28:  Debt Activity

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount(3)	$371,092	$382,460	$1,060,940	$1,223,344
Weighted average interest rate	0.38%	2.25%	0.35%	2.42%
Long-term:(4)
Amount(3)	$45,724	$49,744	$238,207	$221,611
Weighted average interest rate	2.82%	3.51%	2.44%	3.79%
Total issued:
Amount(3)	$416,816	$432,204	$1,299,147	$1,444,955
Weighted average interest rate	0.65%	2.40%	0.72%	2.63%
Paid off during the period:(1)(5)
Short-term:(2)
Amount(3)	$390,200	$341,151	$1,152,400	$1,177,198
Weighted average interest rate	0.40%	2.19%	0.61%	2.81%
Long-term:(4)
Amount(3)	$57,241	$57,911	$214,345	$229,780
Weighted average interest rate	3.44%	4.88%	4.25%	4.97%
Total paid off:
Amount(3)	$447,441	$399,062	$1,366,745	$1,406,978
Weighted average interest rate	0.79%	2.58%	1.18%	3.16%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes Federal funds purchased and securities sold under agreements to repurchase. Includes debt issued and repaid to Fannie Mae MBS trusts of $212.8 billion for the three months ended September 30, 2009, and $112.3 billion for the three months ended September 30, 2008, and $590.8 billion for the nine months ended September 30, 2009 and $380.8 billion for the nine months ended September 30, 2008.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as the result of a call and payments for any other repurchases.

We took advantage of the market’s demand for our debt securities during the first nine months of 2009 and issued a variety of non-callable and callable debt in a wide range of maturities, which helped to improve our liquidity profile. For example, we completed nine new Benchmark Note offerings, with terms ranging from two to five years, and in amounts ranging from $3.0 billion to $15.0 billion, during the first nine months of 2009. In June 2009, we elected not to issue any new Benchmark Notes due to our reduced funding needs and our ability to issue callable medium-term notes at attractive funding levels. We also elected not to issue any new Benchmark Notes in September 2009.

Our issuances of debt securities in 2009 have seen favorable demand from a broad and diverse group of domestic and international investors. Demand was particularly strong from U.S. institutional investors;

however, the portion of our debt securities placed with international investors continued to remain lower during the first nine months of 2009 than it had been during the past two years.

Our access to long-term debt funding through the unsecured debt markets improved significantly in the first nine months of 2009, compared with the period July through November 2008 when our access was severely limited. We believe that this improvement is due to actions taken by the federal government to support us and the financial markets, including:

•	Treasury’s $200 billion funding commitment to us under the senior preferred stock purchase agreement;

•	making the Treasury credit facility available to us;

•	the Federal Reserve’s active program to purchase debt securities of Fannie Mae, Freddie Mac and the Federal Home Loan Banks, as well as up to $1.25 trillion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities;

•	Treasury’s agency MBS purchase program; and

•	the Federal Reserve and Treasury’s programs to support the liquidity of the financial markets overall, including several asset purchase programs and several asset financing programs.

As of September 30, 2009, our outstanding short-term debt, based on its original contractual maturity, decreased as a percentage of our total outstanding debt to 30%, compared to 38% as of December 31, 2008. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt.” In addition, the average interest rate on our long-term debt (excluding debt from consolidations), based on its original contractual maturity, decreased to 3.76% as of September 30, 2009, compared to 4.66% as of December 31, 2008.

Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations.

The Obama Administration previously stated that it will provide recommendations or ideas on the future of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system in early 2010. These recommendations may have a material impact on our ability to issue debt or refinance existing debt as it becomes due. Demand for our debt securities could decline if the government does not extend or replace the Treasury credit facility, which expires on December 31, 2009, or as the Federal Reserve concludes its agency debt and MBS purchase programs. In September 2009, the Federal Reserve announced that it will gradually slow the pace of its purchases under these programs, originally scheduled to expire on December 31, 2009, in order to promote a smooth transition in the markets and anticipates that these purchases will be completed by the end of the first quarter of 2010. In November 2009, the Federal Reserve announced that, under its agency debt purchase program, it would purchase about $175 billion in agency debt securities, somewhat less than the originally announced maximum of up to $200 billion. As of the date of this filing, demand for our long-term debt securities continues to be strong. In the first nine months of 2009, we issued $238.2 billion in long-term debt securities with maturities that extend beyond December 31, 2009.

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

Outstanding Debt

Table 29 provides information, as of September 30, 2009 and December 31, 2008, on our outstanding short-term and long-term debt, based on its original contractual term. Our total outstanding debt, which consists of federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, decreased to $803.1 billion as of September 30, 2009, from $870.5 billion as of December 31, 2008.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt if it would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap equals $1,080 billion. Beginning on December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. As of September 30, 2009, we estimate that our aggregate indebtedness totaled $815.5 billion, which was approximately $264.5 billion below our debt limit. Our calculation of our indebtedness for purposes of complying with our debt cap, which has not been confirmed by Treasury, reflects the unpaid principal balance of our debt outstanding or, in the case of long-term zero coupon bonds, the unpaid principal balance at maturity. Our calculation excludes debt basis adjustments and debt recorded from consolidations. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 29:  Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	September 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	( Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$112	3.77%	—	$77	0.01%

Short-term debt:(2)
Fixed rate short-term debt:
Discount notes	—	$237,399	0.52%	—	$322,932	1.75%
Foreign exchange discount notes	—	227	1.35	—	141	2.50
Other short-term debt	—	100	0.53	—	333	2.80

Total fixed rate short-term debt		237,726	0.52		323,406	1.75
Floating-rate short-term debt(3)	—	3,069	0.59	—	7,585	1.66

Total short-term debt		$240,795	0.52%		$330,991	1.75%

Long-term debt:(4)
Senior fixed rate long-term debt:
Benchmark notes and bonds	2009-2030	$271,442	4.23%	2009-2030	$251,063	4.92%
Medium-term notes	2009-2019	161,336	2.99	2009-2018	151,277	4.20
Foreign exchange notes and bonds	2010-2028	1,230	5.69	2009-2028	1,513	4.70
Other long-term debt(3)	2009-2039	61,500	5.88	2009-2038	73,061	5.95

Total senior fixed rate debt		495,508	4.03		476,914	4.85
Senior floating rate long-term debt:
Medium-term notes	2009-2014	50,008	0.46	2009-2017	45,737	2.21
Other long-term debt(3)	2020-2037	1,134	4.16	2020-2037	874	7.22

Total senior floating rate debt		51,142	0.53		46,611	2.30
Subordinated fixed rate long-term debt:(5)
Qualifying subordinated	2011-2014	7,391	5.55	2011-2014	7,391	5.47
Subordinated debentures	2019	2,379	9.89	2019	2,225	9.90

Total subordinated fixed rate long-term debt		9,770	6.60		9,616	6.50
Debt from consolidations	2009-2039	5,775	5.76	2009-2039	6,261	5.87

Total long-term debt		$562,195	3.78%		$539,402	4.67%

Outstanding callable debt(6)		$200,589	3.47%		$192,480	4.71%

(1)	Outstanding debt amounts and weighted average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts as of September 30, 2009 and December 31, 2008 include fair value gains and losses associated with debt that we elected to carry at fair value.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Includes unamortized discounts, premiums and other cost basis adjustments of $244 million and $1.6 billion as of September 30, 2009, and December 31, 2008, respectively.

(3)	Includes a portion of structured debt instruments that are reported at fair value.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year. Included is the current portion of long-term debt that is due within one year, which totaled $103.6 billion and $86.5 billion as of September 30, 2009 and December 31, 2008, respectively. Reported amounts include net discount and other cost basis adjustments of $16.4 billion and $15.5 billion as of September 30, 2009 and December 31, 2008, respectively. The unpaid principal balance of long-term debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidation, totaled $572.7 billion and $548.6 billion as September 30, 2009 and December 31, 2008, respectively.

(5)	The presentation of subordinated debt changed as of September 30, 2009. Prior periods were revised to conform to the current presentation.

(6)	Consists of long-term callable debt that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt

Table 30 presents the maturity profile, as of September 30, 2009, of our outstanding debt maturing within one year, by month, including amounts that we have announced we are calling for redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt from consolidations, to 44% as of September 30, 2009, compared with 49% as of December 31, 2008. The weighted average maturity of our outstanding debt that is maturing within one year was 110 days as of September 30, 2009, compared with 81 days as of December 31, 2008.

Table 30:  Maturity Profile of Outstanding Debt Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $317 million as of September 30, 2009. Excludes debt from consolidations of $274 million as of September 30, 2009.

Table 31 presents the maturity profile, as of September 30, 2009, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced that we are calling for redemption within one year. The weighted average maturity of our outstanding debt maturing in more than one year was approximately 73 months as of September 30, 2009, compared with approximately 79 months as of December 31, 2008.

Table 31:	Maturity Profile of Outstanding Debt Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $16.3 billion as of September 30, 2009. Excludes debt from consolidations of $5.5 billion as of September 30, 2009.

We intend to pay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Equity Funding

As a result of the covenants under the senior preferred stock purchase agreement and Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. For a description of the covenants under the senior preferred stock purchase agreement, see “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” in our First Quarter 2009 Form 10-Q and “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of our Activities—Treasury Agreements—Covenants Under Treasury Agreements” in our 2008 Form 10-K.

We have received a total of $44.9 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2009. These funds allowed us to eliminate our net worth deficits as of the end of each of the three prior quarters. The Acting Director of FHFA submitted a request on November 4, 2009 for $15.0 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of September 30, 2009 and avoid mandatory receivership, and requested receipt of those funds on or prior to December 31, 2009. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $60.9 billion. Due to current trends in the housing and financial markets, we continue to expect to have a net worth deficit in future periods, and therefore will be required to obtain additional equity funding from Treasury pursuant to the senior preferred stock purchase agreement.

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

Liquidity Contingency Planning

We conduct liquidity contingency planning in the event our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations for 90 days without relying upon the issuance of unsecured debt. We believe that market conditions over the last 12 to 21 months, however, have had an adverse impact on our ability to effectively plan for a liquidity crisis and we may be unable to find sufficient alternative sources of liquidity for a 90-day period, particularly after the expiration of the Treasury credit facility on December 31, 2009.

In the event our access to the unsecured debt market becomes impaired, we would seek to access one or more of the following alternative sources of liquidity:

•	the Treasury credit facility (until December 31, 2009);

•	our cash and other investments portfolio; and

•	our unencumbered mortgage portfolio.

While our liquidity contingency planning attempts to address current market conditions, the conservatorship and Treasury arrangements, and the more fundamental changes in the longer-term credit market environment, we believe that effective liquidity contingency plans may be difficult or impossible to execute under current market conditions for a company of our size in our circumstances. As a result, our liquidity contingency planning will rely significantly on the Treasury credit facility for as long as it is available. After that time, we expect to rely on our remaining alternative sources of liquidity.

Treasury Credit Facility

The Treasury credit facility provides a significant source of liquidity in the event we cannot adequately access the unsecured debt markets; however, we may only request loans under this facility through December 31, 2009. As of September 30, 2009, we had approximately $381.7 billion in unpaid principal balance of agency mortgage-backed securities available as collateral to secure loans under the Treasury credit facility. Treasury has discretion to determine the securities that constitute acceptable collateral. In addition, the Federal Reserve Bank of New York, as collateral valuation agent for Treasury, has discretion to value these securities as it considers appropriate, and Treasury could apply a “haircut” reducing the value assigned to these securities from their unpaid principal balance. Accordingly, the amount that we could borrow under the Treasury credit facility using those securities as collateral could be less than their unpaid principal balance. Further, unless amended or waived by Treasury, the amount we may borrow under the Treasury credit facility is subject to the restriction under the senior preferred stock purchase agreement on incurring debt in excess of 120% of the amount of mortgage assets we are allowed to own, as described in “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” in our First Quarter 2009 Form 10-Q. As noted above, as of September 30, 2009, we estimate that our aggregate indebtedness was approximately $264.5 billion below our debt limit. The terms of the Treasury credit facility are described in our 2008 Form 10-K in “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements.” As of November 5, 2009, we have not requested any loans or borrowed any amounts under the Treasury credit facility. In September 2009, we, along with Freddie Mac and the Federal Home Loan Banks, conducted a controlled test of the operational processes supporting a draw from the Treasury credit facility. No funds were transferred during this test. Our processes operated as intended, in conformity with their design.

It would require action from Congress to extend the term of this credit facility beyond December 31, 2009, the date on which Treasury’s temporary authority to purchase our obligations and other securities, granted by the Regulatory Reform Act, expires. After December 31, 2009, Treasury will continue to have authority to purchase up to $2.25 billion of our obligations under its permanent authority, as originally set forth in the Charter Act.

Cash and Other Investments Portfolio

Another potential source of liquidity in the event our access to the unsecured debt market is restricted is the sale or maturation of assets in our cash and other investments portfolio. Table 32 below provides information on the composition of our cash and other investments portfolio as of September 30, 2009 and December 31, 2008.

Table 32:	Cash and Other Investments Portfolio

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Cash and cash equivalents	$15,382	$17,933
Federal funds sold and securities purchased under agreements to resell	34,856	57,418
Non-mortgage-related securities:
Asset-backed securities	9,263	10,598
Corporate debt securities	521	6,037
Other	3	1,005

Total	$60,025	$92,991

We have maintained a significant amount of liquidity during the first nine months of 2009, as required by FHFA. Our cash and other investments portfolio decreased from December 31, 2008 due to the reduction in our short-term debt balances, which reduced the amount of cash we needed on hand as of September 30, 2009 to repay maturing short-term debt. As described in “Debt Funding Activity,” due to the improved demand and attractive pricing for our non-callable and callable long-term debt during the first nine months of 2009, we issued a significant amount of long-term debt funding and reduced the proportion of our short-term debt as a percentage of our total debt.

We no longer purchase corporate debt securities or asset-backed securities with a maturity of greater than one year for liquidity purposes, as we determined that we could not rely on our ability to sell these securities when we needed liquidity. We make sales from our remaining inventory of these securities from time to time as market conditions permit or allow them to mature, depending on which we believe will deliver a better economic return. During the first nine months of 2009, the amount of these securities we held was reduced by $6.9 billion due to the sale or maturity of the securities. Approximately $9.8 billion of our cash and other investments portfolio as of September 30, 2009 consisted of these securities. There can be no assurance that we could liquidate these assets if and when we need access to liquidity. The remaining $50.2 billion of our cash and other investments portfolio as of September 30, 2009 consisted of cash and cash equivalents and short-term (less than three months to maturity), liquid investments such as federal funds, repurchase agreements, short-term bank deposits and bank certificates of deposit.

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

During the second and third quarters of 2009, we made enhancements to our systems to facilitate the securitization of a significant portion of the single-family whole loans in our mortgage portfolio into Fannie Mae MBS. In the second quarter of 2009, we securitized approximately 94.6 billion of whole loans held for investment in our mortgage portfolio into Fannie Mae MBS. These mortgage-related securities could be used as collateral in repurchase or other lending arrangements or as collateral for loans under our Treasury credit facility. Despite these enhancements to our systems, we do not have the capability to securitize all of the single-family whole loans in our unencumbered mortgage portfolio. See “Risk Management—Operational Risk Management” for a description of the limitations of, and risks associated with, our systems. Moreover, other mortgage investments we hold, such as multifamily whole loans and reverse mortgage loans, are generally illiquid and therefore currently cannot be relied upon to use as collateral for lending arrangements.

We believe that the amount of mortgage-related securities that we could successfully borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related securities we hold. Due to the large size of our portfolio of mortgage-related securities and current market conditions, it is unlikely that there would be sufficient market demand for large amounts of these securities over a prolonged period of time, particularly during a liquidity crisis, which could limit our ability to borrow against these securities. To the extent that we would be able to obtain funding by pledging mortgage-related securities as collateral, we anticipate that a “haircut” would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this “haircut” would result in proceeds significantly lower than the current market value of these assets and would thereby reduce the amount of financing we can obtain. In addition, our primary source of collateral is Fannie Mae MBS that we have issued. In the event of a liquidity crisis in which the future of our company is uncertain, counterparties may be unwilling to accept Fannie Mae MBS as collateral and therefore we may not be able to borrow against these securities in sufficient amounts to meet our liquidity needs.

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

Our senior unsecured debt (both long-term and short-term), qualifying subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch. There have been no changes in our credit ratings from December 31, 2008 to November 1, 2009. Table 33 below presents the credit ratings issued by each of these rating agencies as of November 1, 2009.

Table 33:	Fannie Mae Credit Ratings

As of November 1, 2009
Standard &
	Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable (for Long Term Senior Debt and Subordinated Debt)	Stable (for all ratings)	Stable (for AAA rated Long Term Issue Default Rating)

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

Cash Flows

Nine Months Ended September 30, 2009.  Cash and cash equivalents of $15.4 billion as of September 30, 2009 decreased by $2.6 billion from December 31, 2008. Net cash generated from investing activities totaled $103.1 billion, resulting primarily from proceeds received from the sale of available-for-sale securities. These net cash inflows were partially offset by net cash outflows used in operating activities of $78.5 billion, largely attributable to our purchases of loans held for sale due to a significant increase in whole loan conduit activity, and net cash outflows used in financing activities of $27.1 billion. The net cash used in financing activities was attributable to the redemption of a significant amount of short-term debt, which was partially offset by the issuance of long-term debt in excess of amounts redeemed and the funds received from Treasury under the senior preferred stock purchase agreement.

Nine Months Ended September 30, 2008.  Cash and cash equivalents of $36.3 billion as of September 30, 2008 increased by $32.4 billion from December 31, 2007. This increase was due in large part to our efforts during the third quarter of 2008 to increase our cash and cash equivalent balances in light of market conditions. Net cash generated from operating activities totaled $40.1 billion, resulting primarily from the proceeds from maturities or sales of our short-term investments, which are classified as trading securities. We also generated net cash from financing activities of $34.2 billion, reflecting the proceeds from the issuance of common and preferred stock, which was partially offset by the redemption of a significant amount of long-term debt as interest rates fell during the period. Net cash used in investing activities was $42.0 billion, attributable to our purchases of available-for-sale securities, loans held for investment and advances to lenders.

Capital Management

Regulatory Capital

On October 9, 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We continue to submit capital reports to FHFA during the conservatorship and FHFA continues to closely monitor our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting on our critical capital, risk-based capital or subordinated debt levels during the conservatorship.

Pursuant to its authority under the Regulatory Reform Act, FHFA has announced that it will be revising our minimum capital and risk-based capital requirements.

Table 34 displays our core capital and our statutory minimum capital requirement as of September 30, 2009 and December 31, 2008. The amounts for September 30, 2009 are our estimates as submitted to FHFA.

Table 34:	Regulatory Capital Measures

	As of
	September 30,	December 31,
	2009(1)	2008(1)
	(Dollars in millions)

Core capital(2)	$(58,226)	$(8,641)
Statutory minimum capital requirement(3)	33,504	33,552

Deficit of core capital over statutory minimum capital requirement	$(91,730)	$(42,193)

Deficit of core capital percentage over statutory minimum capital requirement	(273.8)%	(125.8)%

(1)	Amounts as of September 30, 2009 represent estimates that have been submitted to FHFA. Amounts as of December 31, 2008 are as published by FHFA on its website. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

The reduction in our core capital during the first nine months of 2009 was attributable to the net loss we incurred during the period. See “Consolidated Results of Operations” for factors that affected our results of operations for the nine months ended September 30, 2009. The senior preferred stock is not included in core capital due to its cumulative dividend provision.

Capital Activity

Following our entry into conservatorship, FHFA advised us to manage to a positive net worth, which is represented as the “total deficit” line item on our consolidated balance sheet. See “Executive Summary—Our Business Objectives and Strategy” for a discussion of other objectives that may conflict with this goal of managing to a positive net worth. Our total deficit decreased by $197 million during the nine months ended September 30, 2009, to a total deficit of $15.0 billion as of September 30, 2009. The decrease in our total deficit was primarily attributable to the receipt of funds from Treasury under the senior preferred stock purchase agreement as described in “Equity Funding” above, unrealized gains on available-for-sale securities and a reduction in our deficit to reverse a portion of our deferred tax asset valuation allowance in conjunction with our April 1, 2009 adoption of the new accounting guidance for assessing other-than-temporary impairment, almost entirely offset by the net loss we incurred during the period. See “Consolidated Results of Operations” for a discussion of the factors that affected our results of operations for the nine months ended September 30, 2009.

Our ability to manage our net worth continues to be very limited. We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the senior preferred stock purchase agreement to address any net worth deficit.

Senior Preferred Stock and Common Stock Warrant

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into the senior preferred stock purchase agreement. Pursuant to the agreement, we issued to Treasury one million shares of senior preferred stock with an initial aggregate liquidation preference of $1 billion and a warrant for the purchase of up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise, exercisable until September 7, 2028. As we discuss in more detail above under “Equity Funding,” we have received a total of $44.9 billion under the senior preferred stock purchase agreement that has allowed us to eliminate our net worth deficit and thereby avoid triggering mandatory receivership under the Regulatory Reform Act.

The senior preferred stock purchase agreement contains covenants that significantly restrict our business activities and prohibit us from obtaining equity or subordinated debt funding without the prior consent of Treasury, as we describe in more detail in “Part II—Item 1A—Risk Factors.” We describe the terms of the agreement and the covenants it contains in more detail in “Part I—Item 2—MD&A—Executive Summary—Amendment to Senior Preferred Stock Purchase Agreement” in our First Quarter 2009 Form 10-Q and “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Treasury Agreements—Covenants Under Treasury Agreements” in our 2008 Form 10-K.

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

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. As conservator and under our charter, FHFA also has authority to declare and approve dividends on the senior preferred stock. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. A dividend of $885 million was declared by the conservator and paid by us on September 30, 2009, for the period from July 1, 2009 through and including September 30, 2009.

When Treasury provides the additional funds that FHFA requested on our behalf, the aggregate liquidation preference of our senior preferred stock will total $60.9 billion and the annualized dividend on the senior preferred stock will be $6.1 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, we request additional funds from Treasury under the senior preferred stock purchase agreement.

Subordinated Debt

We had $7.4 billion in outstanding qualifying subordinated debt as of September 30, 2009. The terms of these securities state that, if our core capital is below 125% of our critical capital requirement (which it was as of September 30, 2009), we will defer interest payments on these securities. FHFA has directed us, however, to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

We entered into an agreement with OFHEO in September 2005, under which we agreed to specific issuance, maintenance, reporting and disclosure requirements relating to our qualifying subordinated debt. On October 9, 2008, FHFA announced that it will no longer report on our subordinated debt levels. On November 8, 2008, FHFA advised us that, during the conservatorship and thereafter until we are directed otherwise, it was suspending the requirements of the September 2005 agreement with respect to the issuance, maintenance, and reporting and disclosure of our qualifying subordinated debt. FHFA further advised us that, during conservatorship, we must continue to submit to FHFA quarterly calculations of our subordinated debt and total capital.

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

Our most significant off-balance sheet arrangements result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our guaranty business operations. We also enter into other guaranty transactions, liquidity support transactions and hold LIHTC and other partnership interests that may involve off-balance sheet arrangements. Currently, most MBS trusts created as part of our guaranteed securitizations are not consolidated by the company for financial reporting purposes because the trusts are considered QSPEs under the current accounting rules governing the transfer and servicing of financial assets and the extinguishment of liabilities.

Fannie Mae MBS Transactions and Other Financial Guarantees

Although we hold some Fannie Mae MBS in our mortgage portfolio, most outstanding Fannie Mae MBS are held by third parties and therefore not reflected in our condensed consolidated balance sheets. Table 35 presents the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of September 30, 2009 and December 31, 2008.

Table 35:	On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	September 30.	December 31,
	2009	2008(1)
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(2)	$2,820,736	$2,611,523
Less: Consolidated Fannie Mae MBS	(163,773)	(65,306)
Less: Fannie Mae MBS held in portfolio(3)	(215,571)	(228,949)

Fannie Mae MBS held by third parties and other guarantees	$2,441,392	$2,317,268

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Includes unpaid principal balance of other guarantees of $25.0 billion as of September 30, 2009 and $27.8 billion as of December 31, 2008.

(3)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in the condensed consolidated balance sheets.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS held by third parties and other financial guarantees of $2.4 trillion as of September 30, 2009 and $2.3 trillion as of December 31, 2008. Our maximum potential exposure to credit losses is significantly higher than the guaranty obligations of $13.2 billion as of September 30, 2009 and $12.1 billion as of December 31, 2008, and reserve for guaranty losses of $56.9 billion as of September 30, 2009 and $21.8 billion as of December 31, 2008 reflected in our condensed consolidated balance sheets.

For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.” For additional information on our securitization transactions, see “Notes to Condensed Consolidated Financial Statements—Note 3, Consolidations,” “Notes to Condensed Consolidated Financial Statements—Note 7, Portfolio Securitizations” and “Notes to Condensed Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing.”

Partnership Investment Interests

The carrying value of our partnership investments, which primarily include investments in LIHTC investments as well as investments in other affordable rental and for-sale housing partnerships, totaled $7.8 billion as of September 30, 2009, compared with $9.3 billion as of December 31, 2008. For additional information regarding our holdings in off-balance sheet limited partnerships, see “Notes to Condensed Consolidated Financial Statements—Note 3, Consolidations.”

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

In June 2009, the FASB issued two new accounting standards that eliminate the concept of QSPEs and amend the accounting for transfers of financial assets and the consolidation model for variable interest entities (“VIEs”). Under these new accounting standards, the existing consolidation exemption for QSPEs has been removed. All formerly designated QSPEs must be evaluated for consolidation in accordance with the new consolidation model, which changes the method of analyzing which party to a VIE should consolidate the VIE. Calendar year-end companies must adopt these new accounting standards as of January 1, 2010. Accordingly, we intend to adopt the new accounting standards effective January 1, 2010.

The adoption of these new accounting standards will have a major impact on the presentation of our consolidated financial statements. Because the concept of a QSPE is eliminated, our existing QSPEs, primarily our MBS trusts, will be subject to the new consolidation guidance. Based on our current analysis, we expect that we will be required to consolidate the substantial majority of our MBS trusts and record the underlying assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities in our consolidated balance sheet. The outstanding unpaid principal balance of our MBS trusts was approximately $2.8 trillion as of September 30, 2009. As indicated in Table 35 above, the substantial majority of the underlying assets and debt of these trusts currently are not recorded in our consolidated balance sheet. Consequently, the consolidation of these MBS trusts onto our balance sheet will significantly increase the amount of our assets and liabilities, which totaled $890.3 billion and $905.2 billion, respectively, as of September 30, 2009. In addition, consolidation of these MBS trusts will result in other changes to our consolidated financial statements. We have outlined the most significant changes and their estimated impact below.

Financial Statement	Accounting and Presentation Changes	Estimated Net Impact

Balance Sheet
•   Significant increase in loans and debt and significant decrease in trading and available-for-sale securities

•   Separate presentation of the elements of the consolidated MBS trusts (such as mortgage loans, debt, accrued interest receivable and payable) on the face of the balance sheet

•   Reclassification of substantially all of the previously recorded reserve for guaranty losses to allowance for loan losses

•   Elimination of substantially all of previously recorded guaranty assets and guaranty obligations
• Cumulative transition adjustment recorded in retained earnings upon adoption at January 1, 2010, which will impact stockholders’ deficit and net worth

Financial Statement	Accounting and Presentation Changes	Estimated Net Impact

Statement of Operations	• Significant increase in interest income and interest expense attributable to the consolidated assets and liabilities of the consolidated MBS trusts	• Continuing to evaluate
• Separate presentation of the elements of the MBS trusts (interest income and interest expense) on the face of the statement of operations
• Reclassification of the substantial majority of guaranty fee income and trust management income to interest income
• Elimination of fair value losses on credit-impaired loans acquired from MBS trusts, as the underlying loans in our MBS trusts will be recorded in our consolidated balance sheet

Statement of Cash Flows	• Significant change in the amounts of cash flows from investing and financing activities	• Not expected to have a material impact on net cash flows

Although these new accounting standards do not change the economic risk to our business, specifically our exposure to liquidity, credit, and interest rate risks, the transition adjustment that we are required to record to retained earnings as of January 1, 2010 to reflect the cumulative effect of adopting these new standards will affect our net worth. In addition, under our existing minimum capital rules, which have been suspended by our conservator and are in the process of being revised by our regulator, the consolidation of our existing unconsolidated MBS trusts also could significantly increase our required level of capital.

Based on our current understanding and analysis of the requirements of the new standards and the structure of our outstanding MBS trusts, we expect to initially record the assets, liabilities and noncontrolling interests of the substantial majority of our existing outstanding MBS trusts that we will be required to consolidate on January 1, 2010 based on the unpaid principal balance as of that date. The primary components of the cumulative transition adjustment that we will record on January 1, 2010 include the following: (1) for all of our outstanding MBS trusts that we consolidate, the reversal of the related guaranty assets and guaranty obligations; (2) for all of our investments in single-class Fannie Mae MBS classified as available for sale, the reversal of the related unrealized gains and losses recorded in AOCI; and (3) for all of our investments in single-class Fannie Mae MBS classified as trading, the reversal of the related fair value gains and losses previously recorded in earnings.

These components include items that fluctuate, often significantly, from period to period due in part to changes in market conditions, such as changes in interest rates and spreads. For example, since the end of 2008, we have had after-tax net unrealized gains on our investments in Fannie Mae single-class MBS that have fluctuated from after-tax net unrealized gains of $3.9 billion as of December 31, 2008, to $5.2 billion as of March 31, 2009, $4.5 billion as of June 30, 2009 and $5.6 billion as of September 30, 2009. The impact on our net worth when we adopt these new standards on January 1, 2010 will depend on the amount of the items identified above as of that date, our business activity during the fourth quarter of 2009 and any changes in our current understanding of the application of the new accounting guidance. Because of the significant fluctuations in the items that will affect the transition adjustment, we are not able to estimate the impact the cumulative transition adjustment will have on our net worth when we adopt these new accounting standards on January 1, 2010.

Because these new standards will have such a significant impact on our accounting and financial statements, we have been making major operational and system changes to implement the new standards by the effective date. We provide more detailed information on the impact of these new standards on our accounting and financial statements in “Notes to Condensed Consolidated Statements—Note 2, Summary of Significant Accounting Policies.” See “Risk Management—Operational Risk Management” for additional information on the system changes we are making to implement these new accounting standards and the operational risks associated with these changes. Also refer to “Part II—Item 1A—Risk Factors.”

RISK MANAGEMENT

Our businesses expose us to the following four major categories of risks: credit risk, market risk, liquidity risk and operational risk. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities. Our Enterprise Risk Management organization is responsible for establishing our overall risk governance structure and providing oversight of our risk management activities. Our risk management framework encompasses policies and control processes that serve four primary objectives: risk identification, risk assessment, risk mitigation and control, and reporting and monitoring.

In addition to our Chief Risk Officer, our Enterprise Risk Management organization has designated a divisional chief risk officer for each of our three business segments: Single-Family Credit Guaranty, HCD and Capital Markets. The divisional chief risk officers are responsible for oversight and approval of key risks within their respective business unit, including credit risk, market risk, liquidity risk and operational risk. The divisional chief risk officers also are responsible for developing the risk policies and reporting for their business unit.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. The deterioration in the mortgage and credit markets and severe economic downturn have resulted in a significant increase in our exposure to mortgage and institutional counterparty credit risk.

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold the mortgage assets or have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets. Our strategy in managing mortgage credit risk consists of four primary components: (1) acquisition policy and standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans and foreclosure prevention; and (4) REO loss management. These strategies, which we discuss in detail in our 2008 Form 10-K in “Part II—Item 7—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

In evaluating our mortgage credit risk, we closely monitor changes in housing and economic conditions and the impact of those changes on the credit risk profile of our mortgage credit book of business. We regularly review and provide updates to our underwriting standards and eligibility guidelines that take into consideration changing market conditions. The credit risk profile of our mortgage credit book of business is influenced by, among other things, the credit profile of the borrower, features of the loan and the loan product type, the type of property securing the loan and the housing market and general economy. We focus our efforts more on loans that we believe pose a higher risk of default, which typically have been loans associated with higher mark-to-market LTV ratios, loans to borrowers with lower FICO credit scores and certain higher risk loan product categories, including Alt-A, subprime loans and adjustable-rate mortgages with higher interest rate resets.

Mortgage Credit Book of Business

Table 36 displays the composition of our entire mortgage credit book of business as of September 30, 2009 and December 31, 2008. Our mortgage credit book of business consists of mortgage loans held in our mortgage portfolio; Fannie Mae MBS held in our mortgage portfolio; non-Fannie Mae mortgage-related securities held in our mortgage portfolio; Fannie Mae MBS held by third parties; and other credit enhancements that we provide on mortgage assets. Our single-family mortgage credit book of business accounted for approximately 93% of our total mortgage credit book of business as of both September 30, 2009 and December 31, 2008.

Table 36:	Composition of Mortgage Credit Book of Business

	As of September 30, 2009
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$250,619	$52,133	$121,170	$616	$371,789	$52,749
Fannie Mae MBS(5)	213,326	1,846	384	15	213,710	1,861
Agency mortgage-related securities(5)(6)	59,103	1,476	—	21	59,103	1,497
Mortgage revenue bonds(5)	2,801	2,180	7,756	2,010	10,557	4,190
Other mortgage-related securities(5)(7)	49,875	1,834	25,740	22	75,615	1,856

Total mortgage portfolio	575,724	59,469	155,050	2,684	730,774	62,153
Fannie Mae MBS held by third parties(8)	2,360,741	12,010	43,018	622	2,403,759	12,632
Other credit guarantees(9)	7,833	—	17,140	28	24,973	28

Mortgage credit book of business	$2,944,298	$71,479	$215,208	$3,334	$3,159,506	$74,813

Guaranty book of business	$2,832,519	$65,989	$181,712	$1,281	$3,014,231	$67,270

	As of December 31, 2008
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$268,253	$43,799	$116,742	$699	$384,995	$44,498
Fannie Mae MBS(5)	226,654	1,850	376	69	227,030	1,919
Agency mortgage-related securities(5)(6)	33,320	1,559	—	22	33,320	1,581
Mortgage revenue bonds(5)	2,951	2,480	7,938	2,078	10,889	4,558
Other mortgage-related securities(5)(7)	55,597	1,960	25,825	24	81,422	1,984

Total mortgage portfolio	586,775	51,648	150,881	2,892	737,656	54,540
Fannie Mae MBS held by third parties(8)	2,238,257	13,117	37,298	787	2,275,555	13,904
Other credit guarantees(9)	10,464	—	17,311	34	27,775	34

Mortgage credit book of business	$2,835,496	$64,765	$205,490	$3,713	$3,040,986	$68,478

Guaranty book of business	$2,743,628	$58,766	$171,727	$1,589	$2,915,355	$60,355

(1)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(2)	Refers to mortgage loans and mortgage-related securities guaranteed or insured by the U.S. government or one of its agencies.

(3)	Mortgage portfolio data is reported based on unpaid principal balance.

(4)	Includes unpaid principal balance totaling $163.1 billion as of September 30, 2009 and $65.8 billion as of December 31, 2008, related to mortgage-related securities that we were required to consolidate and mortgage-related securities created from securitization transactions that did not meet sale accounting criteria, which effectively resulted in these mortgage-related securities being accounted for as loans in our consolidated balance sheets.

(5)	Includes unpaid principal balance totaling $12.0 billion as of September 30, 2009 and $13.3 billion as of December 31, 2008, related to mortgage-related securities that we were required to consolidate and mortgage-related securities created from securitization transactions that did not meet sale accounting criteria, which effectively resulted in these mortgage-related securities being accounted for as securities.

(6)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae. As of September 30, 2009, we held mortgage-related securities issued by Freddie Mac with both a carrying value and a fair value of $61.4 billion, which exceeded 10% of our stockholders’ equity as of September 30, 2009.

(7)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(8)	Includes Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(9)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

While our mortgage credit book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our portfolio for which we do not provide a guaranty. Our guaranty book of business consists of mortgage loans held in our mortgage portfolio; Fannie Mae MBS held in our portfolio or by third parties; and other credit enhancements that we provide on mortgage assets. The following credit risk management discussion pertains to our guaranty book of business.

The credit statistics reported below, unless otherwise noted, pertain only to a specific portion of our guaranty book of business—generally the portion for which we have access to detailed loan-level information. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. We generally have detailed loan-level information for conventional single-family loans and some of the government loans included in our single-family guaranty book of business. Our conventional single-family guaranty book of business represents the substantial majority of our total single-family guaranty book of business. Because we believe we have limited credit exposure on our government loans, the single-family credit statistics disclosed below generally relate to our conventional single-family guaranty book of business. The portion of our single-family conventional guaranty book of business for which we have detailed loan-level information represented approximately 99% of our conventional single-family guaranty book of business of $2.8 trillion as of September 30, 2009 and $2.7 trillion as of December 31, 2008. The portion of our multifamily guaranty book of business for which we have detailed loan level-information represented approximately 99% of our total multifamily guaranty book of business of $183.0 billion as of September 30, 2009 and $173.3 billion as of December 31, 2008.

We provide information on the performance of non-Fannie Mae mortgage-related securities held in our portfolio, including the impairment that we have recognized on these securities, in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities.”

Single-Family Credit Risk Profile

Table 37 presents our conventional single-family business volumes for the first three quarters of 2009 and for the first nine months of 2009 and 2008, and our conventional single-family guaranty book of business as of September 30, 2009 and December 31, 2008, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 37:	Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business(1)

	Percent of Conventional
	Single-Family Business Volume(2)					Percent of Conventional
	For the			For the		Single-Family
	Three Months			Nine Months		Guaranty Book of Business(3)
	Ended			Ended September 30,		As of
	September 30,	June 30,	March 31,			September 30,	December 31,
	2009	2009	2009	2009	2008	2009	2008

Original LTV ratio:(4)
<= 60%	33%	36%	30%	33%	22%	24%	22%
60.01% to 70%	16	18	18	17	16	16	16
70.01% to 80%	38	39	42	40	39	42	43
80.01% to 90%(5)	8	5	7	7	12	9	9
90.01% to 100%(5)	4	2	3	3	11	9	10
Greater than 100%(5)	1	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%

Weighted average	67%	65%	67%	66%	72%	71%	72%
Average loan amount	$221,155	$214,413	$218,185	$217,631	$207,437	$152,636	$148,824
Estimated mark-to-market LTV ratio:(6)
<= 60%						32%	36%
60.01% to 70%						13	13
70.01% to 80%						19	17
80.01% to 90%						13	14
90.01% to 100%						9	8
Greater than 100%						14	12

Total						100%	100%

Weighted average						74%	70%
Product type:
Fixed-rate:(7)
Long-term	82%	83%	86%	84%	76%	76%	74%
Intermediate-term	14	15	13	14	12	13	13
Interest-only	—	—	—	—	2	3	3

Total fixed-rate	96	98	99	98	90	92	90

Adjustable-rate:
Interest-only	1	1	—	1	5	4	5
Negative-amortizing	—	—	—	—	—	1	1
Other ARMs	3	1	1	1	5	3	4

Total adjustable-rate	4	2	1	2	10	8	10

Total	100%	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	98%	99%	99%	98%	97%	96%	96%
2-4 units	2	1	1	2	3	4	4

Total	100%	100%	100%	100%	100%	100%	100%

	Percent of Conventional
	Single-Family Business Volume(2)					Percent of Conventional
	For the			For the		Single-Family
	Three Months			Nine Months		Guaranty Book of Business(3)
	Ended			Ended September 30,		As of
	September 30,	June 30,	March 31,			September 30,	December 31,
	2009	2009	2009	2009	2008	2009	2008

Property type:
Single-family homes	91%	93%	93%	92%	89%	91%	91%
Condo/Co-op	9	7	7	8	11	9	9

Total	100%	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	92%	94%	94%	94%	89%	90%	90%
Second/vacation home	5	4	4	4	5	4	4
Investor	3	2	2	2	6	6	6

Total	100%	100%	100%	100%	100%	100%	100%

FICO credit score:
< 620	—%	—%	—%	—%	3%	4%	5%
620 to < 660	1	1	2	2	6	8	9
660 to < 700	7	6	7	6	15	16	17
700 to < 740	18	17	17	17	22	22	23
>= 740	74	76	74	75	54	49	45
Not available	—	—	—	—	—	1	1

Total	100%	100%	100%	100%	100%	100%	100%

Weighted average	761	763	761	762	736	729	724
Loan purpose:
Purchase	22%	16%	16%	18%	39%	37%	41%
Cash-out refinance	26	30	31	29	32	31	32
Other refinance	52	54	53	53	29	32	27

Total	100%	100%	100%	100%	100%	100%	100%

Geographic concentration:(8)
Midwest	14%	17%	19%	17%	15%	16%	16%
Northeast	21	19	17	19	18	19	19
Southeast	20	20	21	20	24	24	25
Southwest	14	15	16	15	16	16	16
West	31	29	27	29	27	25	24

Total	100%	100%	100%	100%	100%	100%	100%

	Percent of Conventional
	Single-Family Business Volume(2)					Percent of Conventional
	For the			For the		Single-Family
	Three Months			Nine Months		Guaranty Book of Business(3)
	Ended			Ended September 30,		As of
	September 30,	June 30,	March 31,			September 30,	December 31,
	2009	2009	2009	2009	2008	2009	2008

Origination year:
<=1999						2%	2%
2000						—	—
2001						1	2
2002						4	5
2003						15	18
2004						8	10
2005						11	13
2006						11	14
2007						16	20
2008						14	16
2009						18	—

Total						100%	100%

(1)	We reflect second lien loans in the original LTV ratio calculation only when we own both the first and second mortgage liens or we only own the second mortgage lien. Second lien mortgage loans represented less than 0.5% of our conventional single-family business volume for each of the nine months ended September 30, 2009 and 2008, and less than 0.5% of our single-family mortgage credit book of business as of September 30, 2009 and December 31, 2008. Second lien loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original loan-to-value ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(5)	We purchase loans with original loan-to-value ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under the Home Affordable Refinance Program, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that has a LTV ratio over 80%.

(6)	The aggregate estimated mark-to-market loan-to-value ratio is based on the unpaid principal balance of the loan as of the date of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(7)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(8)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

We experienced a significant increase in our single-family refinancing volume during the first nine months of 2009 relative to the first nine months of 2008, primarily due to the decline in mortgage interest rates to record lows and our Refi Plus initiatives. We expect refinance activity to remain high in the fourth quarter of 2009, but below the refinancing levels experienced in prior quarters of the year. The composition of our new business continues to reflect an overall improved risk profile, reflecting the impact of changes made to our underwriting and eligibility criteria, which became effective during 2008 and early 2009, and our discontinuance of the purchase of newly originated Alt-A loans as of January 1, 2009. Our acquisitions for 2009 generally reflect an increase in the percentage of loans acquired with higher FICO credit scores, a decrease in the percentage of loans with higher original LTV ratios, and a shift in product type to more traditional, fully amortizing fixed-rate mortgage loans. However, the loans acquired through our Refi Plus initiatives, including loans acquired under the Home Affordable Refinance Program that allow for LTV ratios up to 125%, may have higher original LTV ratios and lower FICO credit scores.

Despite the improvement in the credit risk profile of our new business, we expect that we will continue to experience significant credit losses on our existing guaranty book of business due to the extreme pressures on the housing market and high unemployment. The prolonged and severe decline in home prices has contributed to an increase in the overall estimated weighted average mark-to-market LTV ratio of our conventional single-family guaranty book of business to 74% as of September 30, 2009, from 70% as of December 31, 2008. The portion of our conventional single-family guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% increased to 14% as of September 30, 2009, from 12% as of the end of 2008. If home prices continue to decline, more loans will have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default. We calculate our mark-to-market LTV ratios based on the unpaid principal balance of the loan as of the date of each reported period divided by the estimated current value of the property underlying the loan, which we determine using an internal valuation model that estimates periodic changes in home value.

We provide information below on our exposure to Alt-A and subprime loans included in our single-family guaranty book of business, which does not include our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or resecuritizations of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. We have classified mortgage loans as Alt-A if the lender that delivered the mortgage loan to us had classified the loan as Alt-A based on documentation or other features. We have classified mortgage loans as subprime if the mortgage loan was originated by a lender specializing in subprime business or by subprime divisions of large lenders. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. We also provide information on our jumbo-conforming mortgage product, high balance loans and reverse mortgages.

Table 38:	Conventional Single-Family Guaranty Book of Business Exposure to Select Mortgage Product Features

			Percent of Conventional
			Single-Family
	Outstanding		Guaranty
	Unpaid Principal Balance		Book of Business
	As of		As of
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
	(Dollars in millions)

Product type:
Alt-A loans(1)	$258,788	$292,355	9.3%	10.7%
Subprime loans(2)	7,636	8,415	0.3	0.3
Jumbo-conforming and high-balance loans(3)	51,486	19,653	1.8	0.7

(1)	Consists of Alt-A mortgage loans held in our portfolio or backing Fannie Mae MBS. Excludes private-label mortgage-related securities backed by Alt-A mortgage loans and resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed.

(2)	Consists of subprime mortgage loans held in our portfolio or backing Fannie Mae MBS. Excludes private-label mortgage-related securities backed by subprime mortgage loans and resecuritizations, or wraps, of private-label mortgage-related securities backed by subprime mortgage loans that we have guaranteed.

(3)	Refers to high-balance loans we acquired pursuant to the Economic Stimulus Act of 2008, the Regulatory Reform Act and the American Recovery and Reinvestment Act of 2009, which together, among other things, increased our conforming loan limits in certain high-cost areas above our standard conforming loan limit. The standard conforming loan limit for a one-unit property was $417,000 in 2009 and 2008. See “Part I—Item 1—Business—Conservatorship, Treasury Agreements, Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” of our 2008 Form 10-K for additional information on our loan limits.

The unpaid principal balance of Alt-A and subprime loans included in our single-family guaranty book of business of $266.4 billion as of September 30, 2009, represented approximately 82% of our total exposure to Alt-A and subprime loans and mortgage-related securities of $325.6 billion as of September 30, 2009. See “Notes to Condensed Consolidated Financial Statements—Note 17, Concentrations of Credit Risk” for additional information on our total exposure to Alt-A and subprime loans and mortgage-related securities. As a result of our decision to discontinue the purchase of newly originated Alt-A loans effective January 1, 2009, we continue to expect our acquisitions of Alt-A mortgage loans to be minimal in future periods. We currently are not acquiring mortgages that are classified as subprime. These higher risk loans, in particular Alt-A loans, have accounted for a disproportionate share of our credit losses relative to the share of these loans as a percentage of our single-family guaranty book of business. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A loans and certain other higher risk loan categories.

The outstanding unpaid principal balance of reverse mortgages included in our mortgage portfolio was $49.8 billion as of September 30, 2009 and $41.6 billion as of December 31, 2008. The majority of these loans are Home Equity Conversion Mortgages (“HECM”), a type of reverse mortgage product that has been in existence since 1989 and accounts for approximately 90% of the total market share of reverse mortgages. Our market share of the total market of reverse mortgage loans outstanding was approximately 90% as of December 31, 2008. As a result of changes in our pricing strategy and market conditions, however, our market share of reverse mortgage acquisitions fell to 20% during the third quarter of 2009 and to 10% in September 2009. Because HECMs are insured by the federal government through the Federal Housing Administration, we believe that we have limited exposure to losses on these loans.

Multifamily Credit Risk Profile

We present the risk profile of our multifamily guaranty book of business in “Notes to Condensed Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing.” Weak economic conditions and reduced liquidity in the financial markets have contributed to increases in our multifamily serious delinquency rate and the level of foreclosures. In response to the increase in the number of multifamily problem loans, we have further tightened our underwriting standards and implemented more proactive portfolio management and monitoring.

Problem Loan Management and Foreclosure Prevention

We generally define single-family problem loans as loans that have been identified as being at imminent risk of payment default; early stage delinquent loans that are either 30 days or 60 days past due; and seriously delinquent loans, which are loans that are three or more monthly payments past due or in the foreclosure process.

Our problem loan management strategies are focused on keeping borrowers in their homes to minimize foreclosures, which furthers our public mission and may also help in reducing our long-term credit losses. We have been working with our servicers to ensure the guidelines of the Home Affordable Modification Program are understood and properly implemented. For loans that do not qualify for the Home Affordable Modification Program, our servicers are required to consider other workout solutions for borrowers.

In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures and provide metrics that are useful in evaluating the performance of our loan workout activities.

Problem Loan Statistics

The following table displays the delinquency status of conventional single-family loans in our single-family guaranty book of business as of September 30, 2009, December 31, 2008 and September 30, 2008. We classify single-family loans as seriously delinquent when a borrower is three or more monthly payments past due or the loan has been referred to foreclosure but not yet foreclosed upon.

Table 39:	Delinquency Status of Conventional Single-Family Loans

	As of
	September 30,	December 31,	September 30,
	2009	2008	2008

Delinquency status:(1)
30 to 59 days delinquent	2.44%	2.52%	2.31%
60 to 89 days delinquent	1.06	1.00	0.81
Seriously delinquent(2)	4.72	2.42	1.72

(1)	Calculated based on the number of conventional single-family loans that are delinquent divided by the total number of loans in our conventional single-family guaranty book of business. All conventional single-family loans that we own and that back Fannie Mae MBS are included in the calculation of our single-family delinquency rates.

(2)	Includes conventional single-family loans that are three or more monthly payments past due and loans that have been referred to foreclosure but not yet foreclosed upon.

•	Early Stage Delinquency

The prolonged and severe decline in home prices, coupled with the sharp rise in unemployment, have caused an increase since September 2008 in the number of early stage delinquencies—those that are less than three monthly payments past due—and a potential increase in the number of loans at imminent risk of payment default.

•	Serious Delinquency

The serious delinquency rate for our conventional single-family guaranty book of business rose to 4.72% as of September 30, 2009, from 2.42% as of December 31, 2008, and 1.72% as of September 30, 2008. The number of loans that transitioned to seriously delinquent in the third quarter of 2009 increased substantially from the second quarter of 2009. In addition, the aging of our seriously delinquent loans has significantly increased, reflecting the impact of successive increases during each month of 2009 in the proportion of seriously delinquent loans more than six months past due. Loans more than six months past due represented over 54% of our seriously delinquent loans as of September 30, 2009, compared with 40% of our seriously delinquent loans as of December 31, 2008. The following factors have contributed to the increase in the number of delinquent single-family loans transitioning to seriously delinquent and to the extension in the period of time that loans are remaining seriously delinquent:

•	High levels of unemployment are hampering the ability of many delinquent borrowers to cure delinquencies and return their loans to current status.

•	Loans in a trial-payment period under the Home Affordable Modification Program typically remain delinquent until the trial period is successfully completed and a final loan modification has been executed. When the final loan modification is executed, the loan status becomes current, but the loan will likely continue to be classified as a nonperforming loan as most of our recent modifications are troubled debt restructurings.

•	Loan servicers are operating under our directive to delay foreclosure sales until they verify that borrowers are not eligible for Home Affordable Modifications and other home retention and foreclosure-prevention alternatives have been exhausted.

•	A number of states have enacted laws to lengthen the foreclosure process or are imposing other slowdowns in the legal processes for completing foreclosures.

Table 40 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of September 30, 2009, December 31, 2008 and September 30, 2008 for conventional single-family loans in our single-family guaranty book of business. Table 40 also provides a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due.

Table 40:	Serious Delinquency Rates

	September 30, 2009		December 31, 2008		September 30, 2008
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)	Outstanding(1)	Rate(2)

Conventional single-family delinquency rates by geographic region:(3)
Midwest	16%	4.42%	16%	2.44%	16%	1.86%
Northeast	19	3.91	19	1.97	19	1.47
Southeast	24	6.18	25	3.27	25	2.34
Southwest	16	3.71	16	1.98	16	1.35
West	25	4.77	24	2.10	24	1.33

Total conventional single- family loans	100%	4.72%	100%	2.42%	100%	1.72%

Conventional single-family loans:
Credit enhanced	18%	12.16%	21%	6.42%	21%	4.68%
Non-credit enhanced	82	3.09	79	1.40	79	0.96

Total conventional single- family loans	100%	4.72%	100%	2.42%	100%	1.72%

Multifamily loans:
Credit enhanced	90%	0.50%	86%	0.26%	87%	0.11%
Non-credit enhanced	10	1.68	14	0.54	13	0.50

Total multifamily loans	100%	0.62%	100%	0.30%	100%	0.16%

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our total single-family guaranty book of business.

(2)	Calculated based on the number of loans for single-family and on the unpaid principal balance for multifamily. We include conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

(3)	See footnote 8 to Table 37 for states included in each geographic region.

As discussed in “Consolidated Results of Operations—Credit-Related Expenses,” the current economic environment, including the continued weakness in the housing market and rising unemployment, has adversely affected the serious delinquency rates across our single-family guaranty book of business, particularly within the following categories: (1) certain states that are experiencing the most significant home price declines and have unemployment rates that generally are near or significantly exceed the national average and certain states that have suffered from more prolonged, severe economic weakness; (2) certain higher risk loan categories, such as Alt-A and subprime loans; (3) our 2006 and 2007 loan vintages; (4) certain loans with other higher risk characteristics, such as loans with higher mark-to-market LTV ratios and loans with higher original LTV ratios combined with lower FICO credit scores. Table 41 below presents the serious delinquency rates as of September 30, 2009 and December 31, 2008 for our single-family loans with some of these risk characteristics.

Table 41:	Single-Family Serious Delinquency Rate Concentration Analysis(1)

	As of
	September 30, 2009				December 31, 2008
	Unpaid	Percentage of	Serious	Estimated	Unpaid	Percentage of	Serious	Estimated
	Principal	Book	Delinquency	Mark-to-Market	Principal	Book	Delinquency	Mark-to-Market
	Balance	Outstanding(2)	Rate(3)	LTV Ratio(4)	Balance	Outstanding(2)	Rate(3)	LTV Ratio(4)
	(Dollars in Millions)

States:
Arizona	$77,176	3%	7.87%	99%	$77,728	3%	3.41%	86%
California	475,072	17	5.06	77	436,117	16	2.30	71
Florida	197,670	7	11.31	99	199,871	7	6.14	87
Nevada	35,177	1	11.16	117	35,787	1	4.74	98
Select Midwest states(5)	307,246	11	4.98	75	308,463	11	2.70	72
All other states	1,703,495	61	3.58	68	1,653,426	62	1.86	66
Product Distribution:
Alt-A	258,788	9	13.97	90	290,778	11	7.03	81
Subprime	7,636	*	26.41	95	8,417	*	14.29	87
Vintages:
2006	308,086	11	11.11	95	372,254	14	5.11	85
2007	446,200	16	11.80	95	536,459	20	4.70	87
Estimated mark-to-market LTV ratio:
Greater than 100%(4)	387,087	14	19.89	127	314,674	12	10.98	119
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	24,631	1	25.32	102	27,159	1	15.97	98

*	Percentage is less than 0.5%.

(1)	The reported categories are not mutually exclusive. Accordingly, loans with the identified product features may be reported in multiple categories.

(2)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our conventional single-family guaranty book of business.

(3)	Calculated based on number of seriously delinquent conventional single-family loans within each specified category divided by the total number of conventional single-family loans within the specified category.

(4)	Second lien loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(5)	Consists of Illinois, Indiana, Michigan and Ohio.

See “Notes to Condensed Consolidated Financial Statements—Note 8, Financial Guarantees and Master Servicing” for additional information on the serious delinquency rates for these and other risk categories that we monitor and assess in evaluating the credit performance risk of the loans in our guaranty book of business. We expect our single-family serious delinquency rates to continue to rise in 2010 due to high unemployment and the prolonged downturn in the housing market, which has produced negative home equity for some borrowers and affected their ability to refinance or willingness to make their mortgage payments. We also expect our single-family serious delinquency rates to continue to be elevated as a result of the delay in potential foreclosures because of our efforts to keep borrowers in their homes by requiring that servicers exhaust foreclosure prevention alternatives before proceeding to foreclosure.

The multifamily serious delinquency rate rose to 0.62% as of September 30, 2009, from 0.30% as of December 31, 2008, and 0.16% as of September 30, 2008. The increase in our multifamily serious delinquency rate is attributable to the weakness in the economy, which initially had a negative impact on smaller borrowers, but more recently has also begun to have a negative impact on larger borrowers. Our 2007 loan acquisitions, which represented approximately 25% of our multifamily guaranty book of business as of September 30, 2009, but accounted for approximately 48% of our multifamily serious delinquency rate, have been a significant driver of the increase in our multifamily serious delinquency rate. Our 2007 loan acquisitions have shown increased stress as a result of the weak economy and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from multifamily investments and refinancing options.

•	Nonperforming Loans

Table 42 presents the unpaid balance of nonperforming single-family and multifamily loans as of September 30, 2009 and December 31, 2008 and other information related to these loans. We classify loans as nonperforming and place them on nonaccrual status when we believe collectability of interest or principal on the loan is not reasonably assured. We generally consider a loan to be nonperforming if it is two or more monthly payments past due. We classify troubled debt restructurings, which are a form of restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty, and HomeSaver Advance first-lien loans as nonperforming loans throughout the life of the loan regardless of whether the restructured or first-lien loan returns to a performing status after the workout intervention. The increase in the amount of nonperforming loans during the first nine months of 2009 reflected the significant increase in our single-family serious delinquency rates during the period due to the decline in home prices, the weak economy and high unemployment.

Table 42:	Nonperforming Single-Family and Multifamily Loans(1)

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

On-balance sheet nonperforming loans:
Nonaccrual loans(2)	$28,261	$17,634
Troubled debt restructurings(3)	4,965	1,931
HomeSaver Advance first-lien loans(4)	993	1,121

Total on-balance sheet nonperforming loans	34,219	20,686

Off-balance sheet nonperforming loans:(5)
Off-balance sheet nonperforming loans, excluding HomeSaver Advance first-lien loans(6)	150,858	89,617
HomeSaver Advance first-lien loans(7)	13,179	8,929

Total off-balance sheet nonperforming loans	164,037	98,546

Total nonperforming loans	$198,256	$119,232

Accruing on-balance sheet loans past due 90 days or more(8)	$547	$317

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(9)	$976	$401
Interest income recognized for the period(10)	738	771

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

We refer to actions taken by servicers with a borrower to resolve the problem of existing or potential delinquent loan payments as “workouts.” Our loan workouts reflect our various types of home retention strategies, including loan modifications, repayment plans, forbearance, and HomeSaver Advance loans. If we are unable to provide a viable home retention option, we provide foreclosure avoidance alternatives that include preforeclosure sales or acceptance of deeds-in-lieu of foreclosure. These foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment, divorce, job change, or medical issues and is therefore no longer able to make the required mortgage payments. We have increasingly relied on these foreclosure alternatives as a growing number of borrowers have been adversely affected by the economic recession.

Loan Workout Metrics

Table 43 provides statistics on our single-family selected loan workouts, by type, for the nine months ended September 30, 2009 and for the year ended December 31, 2008. These statistics do not include trial modifications under the Home Affordable Modification Program or repayment and forbearance plans that have been initiated but not completed.

Table 43:	Statistics on Single-Family Loan Workouts

	For the		For the
	Nine Months Ended		Year Ended
	September 30, 2009		December 31, 2008
	Unpaid		Unpaid
	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans
		(Dollars in millions)

Home retention strategies:
Modifications	$10,614	56,816	$5,119	33,388
Repayment plans and forbearances completed(1)	2,218	17,595	936	7,892
HomeSaver Advance first-lien loans(2)	5,680	36,440	11,196	70,967

	$18,512	110,851	$17,251	112,247

Foreclosure alternatives:
Preforeclosure sales	5,552	24,162	2,212	10,355
Deeds in lieu of foreclosure	372	1,996	252	1,341

	$5,924	26,158	$2,464	11,696

Total loan workouts	$24,436	137,009	$19,715	123,943

Loan workouts as a percent of single-family guaranty book of business(3)	1.12%	0.99%	0.70%	0.68%

(1)	For the nine months ended September 30, 2009, repayment plans reflected those plans associated with loans that were 60 days or more delinquent. For the year ended December 31, 2008, repayment plans reflected those plans associated with loans that were 90 days or more delinquent. If we had included repayment plans associated with loans that were 60 days or more delinquent for the year ended December 31, 2008, the unpaid principal balance and number of loans that had repayment plans and forbearances completed would have been $2.8 billion and 22,337 loans, respectively.

(2)	Reflects unpaid principal balance and the number of first-lien loans associated with unsecured HomeSaver Advance loans.

(3)	Calculated based on annualized loan workouts during the period as a percent of our single-family guaranty book of business as of the end of the period.

Modifications include troubled debt restructurings, as well as other modifications to the terms of the loan. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to the borrower and is the only form of modification in which we do not expect to collect the full original contractual principal and interest due under the loan. In some cases, to avoid the expense of foreclosure, we may agree to preforeclosure sales that result in our not collecting the full amount owed to us. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.

We significantly increased the number of loan workouts during the first nine months of 2009. In addition, we initiated a significant number of trial modifications under the Home Affordable Modification Program, as well as repayment and forbearance plans. It is difficult to predict how many of these trial modifications and initiated plans will be completed. Because we did not implement the Home Affordable Modification Program until March 2009 and servicers required time to execute the program, there were limited trial modifications initiated during the first and second quarters of 2009. The trial modifications under this program increased during the third quarter of 2009. However, there have been only a limited number of completed modifications because the program entails a three to four month trial period to allow the loan servicer to evaluate the borrower’s ability to make the required modified loan payment before making the modification effective, subject to the collection of all required documentation. The vast majority of our 2009 loan modifications have resulted in a reduction in the borrower’s initial monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both. The monthly principal and interest payments on modified loans, however, may vary, and in many cases will increase, during the remaining life of the loan.

Table 44 below compares the shift during 2008 to 2009 in the types of modifications provided to borrowers. These modification statistics substantially pertain to modifications that were not made under the Home Affordable Modification Program because only a limited number of modifications had been completed under this program as of September 30, 2009.

Table 44:  Loan Modification Profile

	2009				Full Year
	Q3 YTD	Q3	Q2	Q1	2008

Term extension, interest rate reduction, or combination of both(1)	93%	95%	91%	91%	57%
Reduction in the initial monthly payment(2)	88	91	87	84	38
Estimated mark-to-market LTV ratio > 100%	46	46	48	44	22
Troubled debt restructurings(3)	89	91	87	88	60

(1)	The previously reported statistics for term extension, interest rate reduction or the combination of both for full year 2008 and for the first quarter of 2009 have been revised to include subprime adjustable-rate mortgage loans that have been modified to a fixed rate loan. These modifications were excluded from the previously reported statistics.

(2)	These modification statistics do not include subprime adjustable rate mortgage loans that were modified to a fixed rate loan and were current at the time of the modification.

(3)	A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty and is the only form of modification in which we do not collect the full contractual principal and interest due under the original loan.

A significant portion of our modifications pertain to loans with a mark-to-market LTV ratio greater than 100%, as the average serious delinquency rate for these loans has been substantially higher than our overall average single-family serious delinquency rate. As of September 30, 2009, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 20%, compared with our overall average single-family serious delinquency rate of 4.72%. These loans represented approximately 46% of the modifications that we made during the first nine months of 2009, compared with 22% for the full year 2008.

There is significant uncertainty regarding the ultimate long-term success of our current modification efforts because of the pressures on borrowers and household wealth caused by declines in home values and the stock market and high unemployment resulting from the prolonged downturn in the housing market and the weak economy. Our experience indicates that it generally takes at least 18 to 24 months to assess the re-performance of a problem loan that has been resolved through workout alternatives. We believe the performance of our 2009 workouts will be highly dependent on economic factors, such as unemployment rates and home prices.

The majority of our 2008 loan modifications, compared with our 2009 loan modifications, resulted in an increase, rather than decrease, in the borrower’s initial monthly payment. By the end of 2008, however, the majority of our loan modifications resulted in a reduction in the borrower’s initial monthly principal and interest payment as we began increasing our foreclosure prevention efforts. Approximately 31% of loans modified during 2008 were current or had paid off as of nine months following the loan modification date. For loans modified during the fourth quarter of 2008, the majority of which resulted in a reduction in the borrower’s monthly payment, approximately 32% of loans modified during the fourth quarter 2008 were current or had paid off as of nine months following the loan modification date.

As shown in Table 43 above, we purchased approximately 36,400 unsecured HomeSaver Advance loans, with an average advance of approximately $7,300, during the first nine months of 2009, compared with approximately 71,000 loans, with an average advance of approximately $6,500, during the full year 2008. We expect to continue to significantly reduce the number of HomeSaver Advance loans we purchase because of our requirement that all potential loan workouts first be evaluated under the Home Affordable Modification Program before being considered for other foreclosure prevention and workout alternatives, such as HomeSaver Advance. The aggregate unpaid principal balance and carrying value of our HomeSaver Advances were $419 million and $2 million as of September 30, 2009, compared with $461 million and $8 million as of

December 31, 2008. Approximately 22% of the first lien mortgage loans associated with HomeSaver Advance purchased during 2008 were current or had paid off as of nine months following the funding date of the unsecured HomeSaver Advance loan.

Because of the continued increase in the number of loans at risk of foreclosure, we expect to increase the number of loan workouts through the remainder of 2009 and into 2010, as part of our goal of preventing foreclosures and helping borrowers stay in their homes.

REO Management

Foreclosure and REO activity affects the level of credit losses. Table 45 compares our foreclosure activity, by region, for the nine months ended September 30, 2009 and 2008. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 45:  Single-Family and Multifamily Foreclosed Properties

	For the
	Nine Months Ended
	September 30,
	2009	2008

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	63,538	33,729
Acquisitions by geographic area:(2)
Midwest	24,678	23,831
Northeast	5,310	4,673
Southeast	26,057	18,922
Southwest	20,901	14,064
West	21,482	12,164

Total properties acquired through foreclosure	98,428	73,654
Dispositions of REO	(89,691)	(39,864)

End of period inventory of single-family foreclosed properties (REO)(1)	72,275	67,519

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$7,005	$7,237

Single-family foreclosure rate(4)	0.72%	0.54%

Multifamily foreclosed properties (number of properties):
Ending inventory of multifamily foreclosed properties (REO)	74	25

Carrying value of multifamily foreclosed properties (dollars in millions)(3)	$271	$90

(1)	Includes deeds in lieu of foreclosure.

(2)	See footnote 8 to Table 37 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on annualized total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family guaranty book of business as of the end of each respective period.

Our annualized single-family foreclosure rate increased to 0.72% for the first nine months of 2009, from 0.54% for the first nine months of 2008. Our single-family foreclosure rate was 0.52% for full year 2008. Despite the increase in our foreclosure rate during the first nine months of 2009, foreclosure levels during this period were less than what they otherwise would have been because of our foreclosure moratoria and directive to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a Home Affordable Modification and all other foreclosure prevention alternatives have been exhausted. However, the weak economy and rise in unemployment rates, as well as the decline in home prices on a national basis, have resulted in an increase in the percentage of our mortgage loans that transition from delinquent to foreclosure status and significantly reduced the values of our foreclosed single-family properties. Although we have expanded our loan workout initiatives to keep borrowers in their homes, we expect our foreclosures to increase in 2010 as a result of the adverse impact that the weak economy and high unemployment has had and is expected to have on the financial condition of borrowers.

Our multifamily foreclosed property inventory increased by 45 properties during the first nine months of 2009, to 74 properties as of September 30, 2009 from 29 properties as of December 31, 2008. This increase reflects the continuing stress on our multifamily guaranty book of business due to weak economic conditions and lack of liquidity in the market, which has adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from these investments and refinancing options.

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

In the event of a bankruptcy or receivership of one of our counterparties, we may be required to establish our ownership rights to the assets these counterparties hold on our behalf to the satisfaction of the bankruptcy court or receiver, which could result in a delay in accessing these assets causing a decline in their value. In addition, if we are unable to replace a defaulting counterparty that performs services that are critical to our business with another counterparty, it could materially adversely affect our ability to conduct our operations.

On September 22, 2009, we filed a proof of claim as a creditor in the bankruptcy case of Lehman Brothers Holdings, Inc., which filed for bankruptcy in September 2008. The claim of $8.9 billion included losses we incurred in connection with the termination of our outstanding derivatives contracts with a subsidiary of Lehman Brothers, federal securities law claims related to Lehman Brothers private label securities and notes held in our cash and other investments portfolio, losses arising under certain REMIC and grantor trust transactions, and mortgage loan repurchase obligations. A contingent claim of $6.9 billion was also included, primarily relating to a large multifamily transaction. However, based on Lehman Brothers’ financial condition, we believe we will only receive a portion of these claims.

In June 2009, the Obama Administration announced a comprehensive financial regulatory reform plan that proposes significantly altering the current regulatory framework applicable to the financial services industry. If these proposals are implemented, it will result in increased supervision and more comprehensive regulation of our counterparties in this industry, which may have a significant impact on our counterparty credit risk. See “Part I—Item 2—MD&A—Legislative and Regulatory Matters—Obama Administration Financial Regulatory Reform Plan and Congressional Hearing” of our Second Quarter 2009 Form 10-Q for more information about these proposals.

Mortgage Servicers

Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 81% of our single-family mortgage credit book of business as of both September 30, 2009 and December 31, 2008. Our largest mortgage servicer is Bank of America Corporation, which, together with its affiliates, serviced approximately 27% of our single-family mortgage credit book of business as of both September 30, 2009 and December 31, 2008. In addition, we had two other mortgage servicers, Wells Fargo and JP Morgan, that, with their affiliates, each serviced over 10% of our single-family mortgage credit book of business as of September 30, 2009. Wells Fargo and PNC, with their affiliates, each serviced over 10% of our multifamily mortgage credit book of business as of September 30, 2009. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

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

Our mortgage servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, if it is determined that the mortgage loan did not meet our requirements or if mortgage insurers rescind coverage. Beginning in 2008, there has been a substantial increase in the amount of repurchase and reimbursement requests that we have made to our mortgage servicers, a significant number of which remain outstanding, which has continued to increase significantly in the first nine months of 2009. The amount of our outstanding repurchase and reimbursement requests is increasing primarily due to (1) increases in the number of our delinquent and defaulted mortgage loans, which has resulted in a corresponding increase in the number of these mortgage loans that we review for compliance with our requirements, and (2) significant increases in the number of mortgage loans for which mortgage insurance coverage has been rescinded.

Due to the current housing and economic environment and the adverse impact on our servicers, we may be unable to recover on outstanding loan repurchase and reimbursement obligations resulting from breaches of seller representations and warranties. We expect the amount of our outstanding repurchase and reimbursement requests to remain high in 2009 and into 2010. We continue to work with our mortgage servicers to fulfill these outstanding repurchase and reimbursement requests; however, as the volume of servicer repurchases and reimbursements increases, the risk increases that affected servicers will not be able to meet the terms of their repurchase and reimbursement obligations, or will dispute our requests for loan repurchases or reimbursements potentially over a protracted period of time. If a significant servicer counterparty, or a number of servicer counterparties, fail to fulfill their repurchase and reimbursement obligations to us, it could result in a substantial increase in our credit losses and have a material adverse effect on our results of operations and financial condition.

We likely would incur costs and potential increases in servicing fees and could also face operational risks if we decide to replace a mortgage servicer due to its default, our assessment of its financial condition or for other reasons. If a significant mortgage servicer counterparty fails, and its mortgage servicing obligations are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage servicer. We could also be required to absorb losses on defaulted loans that a failed servicer is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. For example, in 2008, IndyMac Bank, F.S.B., one of our single-family mortgage servicers, was closed by the Office of Thrift Supervision, and the FDIC became its conservator. In March 2009, in connection with the FDIC’s sale of the IndyMac servicing rights related to our servicing portfolio to another mortgage servicer, we reached a settlement with the FDIC. In exchange for a payment, we agreed to waive enforcement against the FDIC and the buyer of certain of our repurchase and indemnity rights. The payment we received in the settlement with the FDIC was significantly less than the amount for which we filed a claim in the IndyMac Bank receivership for existing and projected future losses related to repurchases.

We also are exposed to the risk that a mortgage servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud.

Mortgage Insurers

We use several types of credit enhancement to manage our mortgage credit risk, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $109.5 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2009, which represented approximately 4% of our single-family guaranty book of business as of September 30, 2009. Primary mortgage insurance represented $101.8 billion of this total, and pool mortgage insurance was $7.7 billion. We had total mortgage insurance coverage risk in force of $118.7 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2008, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2008. Primary mortgage insurance represented $109.0 billion of this total, and pool mortgage insurance was $9.7 billion.

We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $2.3 billion for the nine months ended September 30, 2009 and $1.8 billion for the year ended December 31, 2008. We had outstanding receivables from mortgage insurers of $1.8 billion as of September 30, 2009 and $1.1 billion as of December 31, 2008, related to amounts claimed on insured, defaulted loans that we have not yet received.

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

Table 46 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of September 30, 2009, as well as the insurer financial strength ratings of each of these counterparties as of October 29, 2009. These mortgage insurers provided 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of September 30, 2009.

Table 46:  Mortgage Insurance Coverage

	As of September 30, 2009			As of October 29, 2009
				Insurer Financial Strength
	Maximum Coverage(2)			Ratings
Counterparty:(1)	Primary	Pool	Total	Moody’s	S&P	Fitch
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$24,135	$2,319	$26,454	Ba2	B+	BB-
Radian Guaranty, Inc.	15,982	787	16,769	Ba3	BB-	NR
Genworth Mortgage Insurance Corporation	15,833	401	16,234	Baa2	BBB+	NR
United Guaranty Residential Insurance Company	15,004	264	15,268	A3	BBB+	NR
PMI Mortgage Insurance Co.	13,864	1,231	15,095	Ba3	BB-	NR
Republic Mortgage Insurance Company	11,156	1,534	12,690	Baa2	A-	BBB
Triad Guaranty Insurance Corporation(3)	3,632	1,202	4,834	NR	NR	NR
CMG Mortgage Insurance Company(4)	2,009	—	2,009	NR	BBB+	A+

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	In June 2008, we suspended Triad Guaranty Insurance Corporation as a qualified Fannie Mae mortgage insurer for loans not closed prior to July 15, 2008.

(4)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. A number of our mortgage insurers have publicly disclosed that they may exceed the state-imposed risk-to-capital limits under which they operate some time during 2009 and they may not have access to sufficient capital to continue to write new business in accordance with state regulatory requirements. Several mortgage insurers have approached us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities. The restructurings are intended to provide relief from risk-to-capital limits in certain states. We have engaged in discussions with these mortgage insurers to determine if, and how, any restructuring may provide the intended relief and permit a mortgage insurer to continue to serve the market by writing mortgage insurance. In those cases where a restructuring provides the intended relief and we have received assurances from the mortgage insurer and/or the relevant state regulatory authority that the restructuring will not materially affect existing claims paying abilities, we may conditionally approve these affiliated mortgage writing entities, as we did with Mortgage Guaranty Insurance Corporation’s affiliated mortgage insurance writing entity, MGIC Indemnity Corporation.

In addition, many mortgage insurers have been exploring and continue to explore capital raising options, most with little success. If mortgage insurers are not able to raise capital and exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure a waiver from their state regulator. A mortgage insurer that is in run-off continues to collect premiums and pay claims on its existing insurance business, but no longer writes new insurance. This would increase the risk that the mortgage insurer will fail to pay our claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. In addition, if we are no longer willing or able to conduct business with one or more of our mortgage insurer counterparties, and we are unable to replace them with another mortgage insurer, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry.

Triad Guaranty Insurance Corporation ceased issuing commitments for new mortgage insurance and began to run-off its existing business in July 2008. In April 2009, Triad received an order from its regulator that changes the way it will pay all policyholder claims. Under the order, unless the order is subsequently rescinded or modified by the regulator, all valid claims under Triad’s mortgage guaranty insurance policies will be paid 60% in cash and 40% by the creation of a deferred payment obligation. Triad began paying claims through this combination of cash and deferred payment obligations in June 2009. When, and if, Triad’s financial position permits, Triad’s regulator will allow Triad to begin paying its deferred payment obligations and/or increase the amount of cash Triad pays on claims.

If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is significantly downgraded, it could result in a significant increase in our loss reserves. We have established a loss reserve of $1.0 billion as of September 30, 2009, based on our assessment of our mortgage insurer counterparties’ inability to fully pay claims. Except for Triad’s claims deferral program discussed above, our mortgage insurer counterparties have continued to pay claims owed to us. As noted above, our mortgage insurer counterparties have significantly increased the number of mortgage loans for which they have rescinded coverage. In these cases, we generally require the servicer to repurchase the loan or indemnify us against loss resulting from the rescission of mortgage insurance coverage.

From time to time, we may enter into negotiated transactions with mortgage insurer counterparties pursuant to which we agree to cancel or restructure insurance coverage in exchange for a fee. For example, in the third quarter of 2009, we agreed to cancel and restructure mortgage insurance coverage provided by a mortgage insurer counterparty on a number of mortgage pools in exchange for a fee that represented an acceleration of, and discount on, claims to be paid pursuant to the coverage.

Our analysis of the financial condition of our mortgage insurer counterparties also could result in a significant increase in the fair value of our guaranty obligation. As our internal credit ratings of our mortgage insurer counterparties decreases, we reduce the amount of benefits we expect to receive from the insurance they provide, which in turn increases the fair value of our guaranty obligation. A portion of the increase in the fair value of our guaranty obligation in the first nine months of 2009 was attributable to downgrades in our internal credit ratings of our mortgage insurer counterparties.

We monitor our risk exposure to mortgage insurers through frequent discussions with the insurers’ management and in-depth financial reviews and stress analyses of the insurers’ portfolios, cash flow solvency and capital adequacy. From time to time, we may also discuss their situation with the rating agencies and with insurance regulators. Besides evaluating their condition to assess whether we have incurred probable losses in connection with our coverage, we also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Factors we consider in our evaluations include: the risk profile of the insurers’ existing portfolios; the insurers’ liquidity and capital adequacy to pay expected claims; the insurers’ plans to maintain capital within the insuring entity; the insurers’ success in controlling capital outflows to their holding companies and affiliates; as well as the current market environment and our alternative sources of credit enhancement.

Except for Triad, as of November 5, 2009, our mortgage insurer counterparties remain qualified to conduct business with us. However, based on our evaluation of them, we may impose additional terms and conditions of approval on some of our mortgage insurers, including: limiting the volume and types of loans they may insure for us; requiring them to obtain our consent prior to providing risk sharing arrangements with mortgage lenders; and requiring them to meet certain financial conditions, such as maintaining a minimum level of policyholders’ surplus, a maximum risk-to-capital ratio, a maximum combined ratio, parental or other capital support agreements and limitations on the types and volumes of certain assets that may be considered as liquid assets.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high loan-to-value ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with loan-to-value ratios over 80% at the time of purchase. Approximately 22% of our conventional single-family business volume for 2008 consisted of loans with a loan-to-value ratio higher than 80% at the time of purchase. For the first nine months of 2009, these loans accounted for 10% our single-family business volume.

In connection with the Home Affordable Refinance Program, we are generally able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these refinanced loans with updated loan-to-value ratios above 80% may have no mortgage insurance or less insurance than we would otherwise require for a loan not originated under this program.

Financial Guarantors

We were the beneficiary of financial guarantees totaling approximately $9.6 billion as of September 30, 2009 and $10.2 billion as of December 31, 2008, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees obtained from Freddie Mac, the federal government and its agencies that totaled approximately $69.4 billion as of September 30, 2009 and $43.5 billion as of December 31, 2008.

Nine financial guarantors provided bond insurance coverage to us as of September 30, 2009. Only one of the financial guarantors had an investment grade rating while all others were rated below investment grade. Most of these financial guarantors have experienced material adverse changes to their financial condition during 2009 because of significantly higher claim losses which have impaired their claims paying ability. Although none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts, based on the stressed financial condition of our financial guarantor counterparties, we do not believe that our financial guarantor counterparties will fully meet their obligations to us in the future. For the quarter ended September 30, 2009, we recognized other-than-temporary impairments of $93 million related to securities for which we had obtained financial guarantees. See “Consolidated Balance Sheet Analysis—Trading and

Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities and municipal bonds.

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

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $19.2 billion as of September 30, 2009 and $24.2 billion as of December 31, 2008. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $28.5 billion as of September 30, 2009 and $27.2 billion as of December 31, 2008.

Unfavorable market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) decreased to 46% as of September 30, 2009 from 50% as of December 31, 2008. The percentage of these recourse obligations to lender counterparties rated below investment grade increased to 21% as of September 30, 2009, from 13% as of December 31, 2008. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which decreased to 33% as of September 30, 2009 from 36% as of December 31, 2008. Given the stressed financial condition of many of our lenders with risk sharing, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations. In addition, in September 2008 we began requiring that single-family lenders taking on recourse obligations to us have a minimum credit rating of AA- or provide us with equivalent credit enhancement.

Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large sophisticated banks to smaller independent multifamily lenders. Several of our DUS lenders and their parent companies have come under stress due to overall market conditions, including Capmark Finance Inc., one of our active DUS lenders, which, along with its parent and various other affiliates, filed for Chapter 11 bankruptcy protection on October 25, 2009. At this time, it is too early to determine what, if any, financial impact Capmark’s bankruptcy filing may have on us. Given the recourse nature of the DUS program, these lenders are bound by higher eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral with us to support a portion of the lenders’ loss sharing obligations. To help ensure the level of risk that is being taken with these lenders remains appropriate, we actively monitor the financial condition of these lenders.

Custodial Depository Institutions

A total of $52.4 billion in deposits for single-family payments were received and held by 289 institutions in the month of September 2009 and a total of $28.8 billion in deposits for single-family payments were received and held by 298 institutions in the month of December 2008. Of these total deposits, 95% as of September 30, 2009 and 96% as of December 31, 2008 were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch. Our ten largest custodial depository institutions held 93% of these deposits as of both September 30, 2009 and December 31, 2008.

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

In September 2009, the FDIC published a final rule that: (1) amended its deposit insurance rules that govern how funds in accounts maintained by a custodial depository, consisting of principal and interest payments made by a borrower, are insured, and (2) implemented increases in deposit insurance amounts. The Emergency Economic Stabilization Act of 2008 temporarily increased the amount of deposit insurance available from $100,000 to $250,000 per depositor through December 31, 2009. The Helping Families Save Their Homes Act of 2009 extended the temporary increase through December 31, 2013. Under the FDIC rule, borrower principal and interest payments are not aggregated with any other accounts owned by the borrower for the purpose of determining the full amount of deposit insurance coverage. The FDIC’s rule also provided that the FDIC would insure, on a per-mortgagor basis, principal and interest payments held in mortgage servicing accounts. These rule changes substantially lowered our counterparty exposure relating to principal and interest payments held on our behalf in custodial depository accounts.

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

Our cash and other investments portfolio, which totaled $60.0 billion as of September 30, 2009 and $93.0 billion as of December 31, 2008, included unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions totaling $36.9 billion as of September 30, 2009 and $56.7 billion as of December 31, 2008. Of these unsecured amounts, approximately 99% as of September 30, 2009 and 93% as of December 31, 2008, were with issuers which had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s and Fitch ratings.

Due to adverse financial market conditions, substantially all of the issuers of non-mortgage related securities in our cash and other investments portfolio have experienced financial difficulties, ratings downgrades and/or liquidity constraints, which have significantly reduced the market value and liquidity of these investments, and we could experience further losses relating to these securities. We no longer purchase and intend to either continue to sell these non-mortgage-related securities from time to time as market conditions permit or allow them to mature, depending on which alternative we believe will deliver a better economic return.

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

We present our credit loss exposure for our outstanding risk management derivative contracts, by counterparty credit rating, as of September 30, 2009 and December 31, 2008 in “Notes to Condensed Consolidated Financial Statements — Note 11, Derivative Instruments and Hedging Activities.” We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

We also manage our exposure to derivatives counterparties by requiring collateral in specified instances. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Cash collateral posted to us prior to July 10, 2009 and non-cash collateral posted to us is held and monitored daily by a third-party custodian. Beginning July 10, 2009, cash collateral posted to us is held and monitored by us and transacted through a third party. We analyze credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes. In the case of a bankruptcy filing by an interest rate or foreign currency derivative counterparty or other default by the counterparty under the derivative contract, we would have the right to terminate all outstanding derivative contracts with that counterparty and we may retain collateral previously posted by that counterparty to the extent that we are in a net gain position on the termination date.

Our net credit exposure on derivatives contracts increased to $423 million as of September 30, 2009, from $207 million as of December 31, 2008. To reduce our credit risk concentration, we seek to diversify our derivative contracts among different counterparties. Since the majority of our derivative transactions netted by counterparty are in a net loss position, our risk exposure is smaller and more concentrated than in recent years. For the third quarter of 2009, we had exposure to only five interest-rate and foreign currency derivatives counterparties in a net gain position. Approximately $236 million, or 56%, of our net derivatives exposure as of September 30, 2009 was with three interest-rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The two remaining interest-rate and foreign currency derivative counterparties accounted for $108 million, or 26%, of our net derivatives exposure as of September 30, 2009, and were rated A or better by Standard & Poor’s and A1 or better by Moody’s. Of the $79 million of net exposure in other derivatives as of September 30, 2009, approximately 96% consisted of mortgage insurance contracts.

The concentration of our derivatives exposure among our interest rate and foreign currency derivatives counterparties has increased since 2008, and may increase with further industry consolidation. Current adverse conditions in the financial markets also may result in further ratings downgrades of our derivatives counterparties that may cause us to cease entering into new arrangements with those counterparties or that may result in more limited interest from derivatives counterparties in entering into new transactions with us, either of which would further increase the concentration of our business with our remaining derivatives counterparties and could adversely affect our ability to manage our interest rate risk. The increasing concentration of our derivatives counterparties may require us to rebalance our derivatives contracts among different counterparties. We had outstanding interest rate and foreign currency derivative transactions with 16 counterparties as of September 30, 2009 and 19 counterparties as of December 31, 2008. Derivatives transactions with 9 of our counterparties accounted for approximately 93% of our total outstanding notional amount as of September 30, 2009, with each of these counterparties accounting for between approximately 5% and 21% of the total outstanding notional amount. In addition to the 16 counterparties with whom we had outstanding notional amounts as of September 30, 2009, we had master netting agreements with three additional counterparties with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future. See “Part II—Item 1A—Risk Factors” for a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

As a result of current adverse financial market conditions, we may experience further losses relating to our derivative contracts. In addition, if a derivative counterparty were to default on payments due under a derivative contract, we could be required to acquire a replacement derivative from a different counterparty at a higher cost. Alternatively, we could be unable to find a suitable replacement, which could adversely affect our ability to manage our interest rate risk. See “Interest Rate Risk Management and Other Market Risks” for information on the outstanding notional amount of our risk management derivative contracts as of September 30, 2009 and December 31, 2008 and for a discussion of how we use derivatives to manage our interest rate risk. See “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K for a discussion of the risks to our business posed by interest rate risk.

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

There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The reliability of our prepayment estimates and interest rate risk metrics depends on the availability and quality of historical data for each of the types of securities in our net portfolio. When market conditions change rapidly and dramatically, as they did during the financial market crisis, the assumptions that we use in our models to measure our interest rate exposure may not keep pace with changing conditions. For example, the tightening of credit and underwriting standards and decline in home prices has reduced refinancing options and generally caused mortgage prepayment models based on historical data to overestimate the responsiveness, or rate, of mortgage refinancings, particularly for credit-impaired borrowers or borrowers with limited or no equity in their home. Because of these conditions, during the period from December 2008 through August 2009, we disclosed interest rate risk metrics that were adjusted to exclude the sensitivity associated with our Alt-A and subprime private-label mortgage-related securities because the interest rate risk metrics generated from our internal prepayment models reflected a higher level of responsiveness to changes in mortgage rates for these securities than we believed was reasonable given existing market conditions. We used these adjusted metrics in managing our interest rate risk, but we reported both the adjusted risk metrics and the unadjusted risk metrics generated by our models. During September 2009, we implemented a modeling enhancement for estimating the interest rate risk of our Alt-A and subprime securities. Beginning September 2009, we are using our updated models in managing our interest rate risk and are disclosing only our updated model-generated interest-rate risk metrics.

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

Table 47 presents, by derivative instrument type, our risk management derivative activity for the nine months ended September 30, 2009, along with the stated maturities of derivatives outstanding as of September 30, 2009.

Table 47:  Activity and Maturity Data for Risk Management Derivatives(1)

	Interest Rate Swaps				Interest Rate Swaptions
		Receive-		Foreign	Pay-	Receive-	Interest
	Pay-Fixed(2)	Fixed(3)	Basis(4)	Currency(5)	Fixed	Fixed	Rate Caps	Other(6)	Total
	(Dollars in millions)

Notional balance as of December 31, 2008	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	238,849	228,561	2,765	458	23,575	14,925	6,500	13	515,646
Terminations(7)	(350,072)	(339,258)	(16,325)	(612)	(7,850)	(28,180)	—	(92)	(742,389)

Notional balance as of September 30, 2009	$435,693	$340,384	$11,000	$1,498	$95,225	$80,305	$7,000	$748	$971,853

Future maturities of notional amounts:(8)
Less than 1 year	$41,250	$42,166	$7,880	$376	$1,850	$—	$—	$8	$93,530
1 year to 5 years	235,007	177,485	2,085	—	48,300	—	7,000	643	470,520
5 years to 10 years	131,952	108,699	—	441	21,000	30,095	—	97	292,284
Over 10 years	27,484	12,034	1,035	681	24,075	50,210	—	—	115,519

Total	$435,693	$340,384	$11,000	$1,498	$95,225	$80,305	$7,000	$748	$971,853

Weighted-average interest rate as of September 30, 2009
Pay rate	3.68%	0.39%	0.21%	—	5.47%	—	—	—
Receive rate	0.41%	3.53%	0.85%	—	—	4.38%	—	—
Other	—	—	—	—	—	—	3.58%	—
Weighted-average interest rate as of December 31, 2008:
Pay rate	4.66%	2.54%	2.68%	—	5.88%	—	—	—
Receive rate	2.79%	4.24%	0.77%	—	—	4.38%	—	—
Other	—	—	—	—	—	—	5.84%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $400 million as of September 30, 2009 and $1.7 billion as of December 31, 2008.

(3)	Notional amounts include swaps callable by Fannie Mae of $406 million as of September 30, 2009 and $418 million as of December 31, 2008. We had no outstanding swaps callable by derivatives counterparties as of September 30, 2009. The notional amount of swaps callable by derivatives counterparties was $10.4 billion as of December 31, 2008.

(4)	Notional amounts include swaps callable by derivatives counterparties of $685 million as of September 30, 2009 and $925 million as of December 31, 2008.

(5)	Exchange rate adjustments to revalue foreign currency swaps existing at both the beginning and the end of the period are included in the terminations category. In the first quarter of 2009, exchange rate adjustments related to additions were included in the terminations category. Beginning in the second quarter of 2009, exchange rate adjustments for foreign currency swaps that are added or terminated during the period are reflected in the respective categories. The terminations category includes foreign currency exchange rate gains of $37 million and $139 million for the three and nine months ended September 30, 2009, respectively.

(6)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(7)	Includes matured, called, exercised, assigned and terminated amounts.

(8)	Based on contractual maturities.

The outstanding notional balance of our risk management derivatives decreased by $226.7 billion during the first nine months of 2009, to $971.9 billion as of September 30, 2009. This decline resulted from our normal portfolio rebalancing activities, which included the termination of a significant portion of offsetting pay-fixed and receive-fixed swap positions that we determined are no longer providing an economic hedging benefit.

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

The daily average adverse impact from a 50 basis point change in interest rates and from a 25 basis point change in the slope of the yield curve was $(0.8) billion and $(0.2) billion, respectively, for the month of September 2009, compared with $(1.1) billion for a 50 basis point change in interest rates and $(0.3) billion for a 25 basis point change in the slope of the yield curve for the month of December 2008.

The sensitivity measures presented in Table 48 below, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the fair value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter based on values used for financial reporting; and (3) the monthly disclosure shows the most adverse pre-tax impact on the fair value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 48:  Fair Value Sensitivity of Net Portfolio to Changes in Level and Slope of Yield Curve(1)

	As of
	September 30, 2009(2)	December 31, 2008(2),(3),(4)
	(Dollars in billions)

Rate level shock:
−100 basis points	$(2.4)	$(2.8)
−50 basis points	(0.8)	(1.0)
+50 basis points	0.4	(0.7)
+100 basis points	0.4	(1.6)
Rate slope shock:
−25 basis points (flattening)	(0.2)	(0.5)
+25 basis points (steepening)	0.2	0.4

(1)	Computed based on changes in LIBOR swap rates.

(2)	Amounts include the sensitivities of our LIHTC partnership investments.

(3)	Amounts include the sensitivities of our preferred stock.

(4)	Reflects metrics as of December 31, 2008 adjusted to exclude the sensitivity of changes in interest rates of our Alt-A and subprime private-label mortgage-related investment securities.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios, to the estimated cash flows of our liabilities. A positive duration indicates that the duration of our assets exceeds the duration of our liabilities. Table 49 below presents our monthly effective duration gap for December 2008 and for each of the first nine months of 2009. For comparative purposes, we present the historical average daily duration for the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index, for the same months. As indicated in Table 49 below, the duration of the mortgage index as calculated by Barclays Capital is both higher and more volatile than our duration gap, which is attributable to several factors, including the following:

(1)	We use duration hedges, including longer term debt and interest rate swaps, to reduce the duration of our net portfolio.

(2)	We use option-based hedges, including callable debt and interest rate swaptions, to reduce the convexity or the duration changes of our net portfolio as interest rates move.

(3)	We take rebalancing actions to adjust our net portfolio position in response to movements in interest rates.

(4)	Our mortgage portfolio includes not only 30-year fixed rate mortgage assets, but also other mortgage assets that typically have a shorter duration, such as adjustable-rate mortgage loans, and mortgage assets that generally have a somewhat longer duration, such as multifamily loans and CMBS.

(5)	The models used by Barclays Capital and Fannie Mae to estimate durations are different.

Table 49:  Duration Gap

		30-Year Fannie Mae
	Fannie Mae	Mortgage Index
	Effective	Option Adjusted
Month	Duration Gap(1)	Duration(2)
	(In months)

December 2008	(1)	21
January 2009	0	13
February 2009	1	30
March 2009	(2)	26
April 2009	(1)	23
May 2009	1	30
June 2009	1	41
July 2009	(1)	40
August 2009	0	41
September 2009	(2)	39

(1)	For the months December 2008 to August 2009, reflects metrics adjusted to exclude the sensitivity of changes in interest rates of our Alt-A and subprime private-label mortgage-related investment securities.

(2)	Reflects average daily option-adjusted duration, expressed in months, based on the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index obtained from Barclays Capital Live.

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

Other Interest Rate Risk Information

The above interest rate risk measures exclude the impact of changes in the fair value of our net guaranty assets resulting from changes in interest rates. As previously noted, we exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments that result from changes in interest rates. We provide additional interest rate sensitivities below in Table 50, including separate disclosure of the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments as of September 30, 2009 and December 31, 2008, from the same hypothetical changes in the level of interest rates as presented above in Table 48. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.

Table 50:  Interest Rate Sensitivity of Financial Instruments(1)

	As of September 30, 2009
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Interest Rates (in basis points)
	Fair Value	−100	−50	+50	+100
	(Dollars in millions)

Trading financial instruments	$97,288	$1,198	$823	$(1,022)	$(2,227)
Guaranty assets and guaranty obligations, net(2)	(130,363)	6,097	3,171	(7,316)	(12,937)
Other financial instruments, net(3)	(82,181)	(3,327)	(1,452)	1,214	2,108

	As of December 31, 2008
		Pre-tax Effect on Estimated Fair Value
	Estimated	Change in Interest Rates (in basis points)
	Fair Value	−100	−50	+50	+100
		(Dollars in millions)

Trading financial instruments	$90,806	$1,425	$758	$(962)	$(1,983)
Guaranty assets and guaranty obligations, net(2)	(90,992)	11,934	5,620	(6,739)	(7,603)
Other financial instruments, net(3)	(131,881)	(1,589)	(445)	(893)	(1,829)

(1)	Excludes some instruments that we believe have interest rate risk exposure, such as LIHTC partnership assets and preferred stock.

(2)	Consists of the net of “Guaranty assets” and “Guaranty obligations” reported in our condensed consolidated balance sheets. In addition, includes certain amounts that have been reclassified from “Mortgage loans” reported in our condensed consolidated balance sheets to reflect how the risk of the interest rate and credit risk components of these loans is managed by our business segments.

(3)	Consists of the net of all other financial instruments reported in “Notes to Condensed Consolidated Financial Statements—Note 18, Fair Value of Financial Instruments.”

The interest rate sensitivity of our financial instruments generally decreased as of September 30, 2009 from December 31, 2008. Both our guaranty assets and our guaranty obligations generally increase in fair value when interest rates increase and decrease in fair value when interest rates decline. Changes in the combined sensitivity of the guaranty asset and obligation over this period were largely driven by the significant increase in the fair value of our guaranty obligations.

Operational Risk Management

Operational risk is defined as the risk of loss resulting from inadequately designed or failed execution of internal processes, people or systems, or from external events. Given this broad definition, operational risk can manifest itself in many ways, including accounting or operational errors, business disruptions, fraud, human errors, technological failures and other operational challenges. Similar to other large and complex institutions, we rely upon business processes that are highly dependent on people, technology and the use of numerous complex systems and business models to manage our business and produce books and records upon which our financial statements are prepared. Moreover, these systems and models are required to operate efficiently in an environment where extremely large volumes of data are processed on a daily basis and in which changes to our core processes are frequently necessary to respond to changing external conditions. Individual operational risk events and process failures do occur, and limitations in our systems exist, which individually or in the aggregate may result in financial losses or damage to our business and reputation, including as a result of our inadvertent dissemination of inaccurate information. In July and August 2009, we publicly identified errors in certain information reported about our MBS trusts and published corrected data relating to these errors.

We are in the process of developing our operational risk management framework to include policies, tools and operational standards designed to identify, assess, mitigate, control, report and monitor operational risks across the company with the goal of identifying and mitigating systemic operational risks. As part of this process, we have made a number of changes in our structure, business focus and operations during the past year, as well as changes to our risk management processes, to keep pace with the changing external conditions. These changes, in turn, have necessitated modifications to or development of new business models, processes, systems, policies, standards and controls. For example, as a result of the MBS reporting errors, we are reviewing both our business and technology processes and procedures relating to our MBS with the goal of preventing these or other errors in the future.

In addition, as discussed in “Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities,” we are in the process of making major operational and system changes to implement the new consolidation accounting standards, which will result in consolidating on our balance sheet the substantial majority of our outstanding MBS, effective January 1, 2010. As a result, we expect to reflect approximately 18 million loans on our consolidated balance sheet, compared with approximately two million loans as of September 30, 2009. We have devoted significant effort to this project, which involves several divisions within our company, hundreds of employees and contractors and a tremendous amount of work across our company. We expect the operational and system changes we are making to implement these new accounting standards will have a substantial impact on our overall internal control environment. Based on our current assessment, we believe that we will be able to implement these new accounting standards by the January 1, 2010 effective date. However, because of the magnitude and complexity of the operational and system changes that we are making and the limited amount of time to complete and test our systems development, unexpected developments could preclude us from implementing all of the necessary system changes and internal control processes by the effective date. See “Part II—Item 1A—Risk Factors” for additional information on the risks associated with the implementation of these new accounting standards.

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations. We identify and discuss the expected impact on our consolidated financial statements of recently issued or proposed accounting pronouncements in “Notes to Condensed Consolidated Financial Statements—Note 2, Summary of Significant Accounting Policies.” Also see “Off-Balance Sheet Arrangements and Variable Interest Entities” for additional discussion of the significant impact on our financial statements of the recently issued accounting standards that eliminate the concept of QSPEs and change the consolidation model for variable interest entities. We are required to adopt these new accounting standards effective January 1, 2010.

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

Among the forward-looking statements in this report are statements relating to:

•	Our belief that our financial results are likely to suffer, at least in the short term, as we expand our efforts to assist the mortgage market, thereby increasing the amount of funds that Treasury is required to provide to us and further limiting our ability to return to long-term profitability;

•	Our belief that ongoing adverse conditions in the housing and mortgage markets, along with the continuing deterioration throughout our book of business and the costs associated with our efforts to assist the mortgage market pursuant to our mission, will increase the amount of funds that Treasury is required to provide to us;

•	Our belief that if the Making Home Affordable Program is successful in reducing foreclosures and keeping borrowers in their homes, it may benefit the overall housing market and help in reducing our long-term credit losses;

•	Our expectation that the unemployment rate will rise in coming months;

•	Our belief that there is likely to be a significant additional increase in the market supply of single-family homes in the future;

•	Our expectation that new household formations will remain well below average, which will negatively affect vacancy rates and rent levels of multifamily housing;

•	Our expectation that, due to current trends in the housing and financial markets, we will have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement;

•	Our expectation that our senior preferred stock dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 and our effective inability to pay down draws under the senior preferred stock purchase agreement, will have a significant adverse impact on our future financial position and net worth;

•	Our beliefs regarding the factors that will affect the number of borrowers refinancing under the Home Affordable Refinance Program, including our belief that the most significant factor will be mortgage interest rates;

•	Our expectation that the pace of new trial modifications being initiated under the Home Affordable Modification Program will moderate in the coming months as servicers focus on converting modifications currently in trial periods into completed modifications;

•	Our belief that the Making Home Affordable Program is likely to have a material adverse effect on our business, results of operations and financial condition, including our net worth;

•	Our belief that legislation relating to residential energy efficiency improvement loans could increase our credit losses;

•	Our expectation that adverse market conditions and certain of our activities undertaken to stabilize and support the housing and mortgage markets will continue to negatively affect our financial condition and performance through the remainder of 2009 and into 2010;

•	Our expectation that weakness in the real estate financial markets will continue through the end of 2009 and into 2010;

•	Our expectation that rising default and severity rates and home price declines will continue through the end of 2009 and into 2010, particularly in some geographic areas, all of which may worsen if the increase in the unemployment rate exceeds current expectations;

•	Our expectation of further increases in the level of foreclosures and single-family delinquency rates in 2009 and into 2010, as well as in the level of multifamily defaults and loss severity;

•	Our expectation that residential mortgage debt outstanding will decline by nearly 2% in 2009 and increase by less than 1% in 2010;

•	Our belief that the potential shift of the market away from refinance activity could have an adverse impact on our market share;

•	Our expectation that home prices will decline up to another 6% on a national basis in 2009 and that we will experience a peak-to-trough home price decline on a national basis of 17% to 27%;

•	Our expectation that our credit-related expenses will remain high in 2010 but, absent further economic deterioration, will be lower in 2010 than they were in 2009;

•	Our expectation that our credit losses and credit loss ratio will continue to increase during the remainder of 2009 and during 2010;

•	Our expectation that we will not operate profitably in the foreseeable future;

•	Our expectation that we will continue to have losses throughout our guaranty book of business due to high unemployment and continuing declines in home prices;

•	Our belief that future activities that our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help borrowers may contribute to further deterioration in our results of operations and financial condition;

•	Our expectation that the significant uncertainty regarding the future of our business, including whether we will continue to exist, will continue;

•	Our expectation that we will experience high levels of period-to-period volatility in our results of operations and financial condition, principally due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark-to-market through our earnings;

•	Our belief that the performance of the underlying collateral for the Alt-A and subprime available-for-sale securities for which we have not recognized other-than-temporary impairment in earnings will still allow us to recover our initial investment, although at significantly lower yields than what is being required currently by new investors;

•	Our expectation that we will experience periodic fluctuations in the fair value of our net assets due to our business activities, as well as changes in market conditions, such as home prices, unemployment rates, interest rates, spreads, and implied volatility;

•	Our expectation that our debt funding needs will generally decline in future periods;

•	Our belief that changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations;

•	Our belief that demand for our debt securities could decline if the government does not extend or replace the Treasury credit facility or as the Federal Reserve concludes its agency debt and MBS purchase programs;

•	Our belief that we could use the unencumbered mortgage assets in our mortgage portfolio as a source of liquidity in the event our access to the unsecured debt market becomes impaired, by using these assets as collateral for secured borrowing;

•	Our expectations regarding the impact of the new consolidation accounting standards on our accounting, financial statements, financial results and net worth;

•	Our expectation that refinance activity will remain high in the fourth quarter of 2009, but below the refinancing levels experienced in prior quarters of the year;

•	Our belief that we have limited exposure to losses on Home Equity Conversion Mortgages;

•	Our expectation that our acquisitions of Alt-A mortgage loans will be minimal in future periods;

•	Our expectation that we will continue to significantly reduce the number of HomeSaver Advance loans we purchase;

•	Our expectation that we will increase the number of our loan workouts through the remainder of 2009 and into 2010;

•	Our expectation that unfavorable financial market conditions will continue to adversely affect the liquidity and financial condition of many of our institutional counterparties;

•	Our belief that recent government actions to provide liquidity and other support to specified financial market participants may continue to help improve the financial condition and liquidity position of a number of our institutional counterparties;

•	Our expectation that the amount of our outstanding repurchase and reimbursement requests will remain high in 2009 and into 2010;

•	Our belief that, if our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is significantly downgraded, it could result in a significant increase in our loss reserves;

•	Our belief that our financial guarantor counterparties will not fully meet their obligations to us in the future;

•	Our belief that we may experience further losses relating to our derivative contracts;

•	Our belief that we may be unable to find a suitable replacement for a derivative counterparty, which could adversely affect our ability to manage our interest rate risk;

•	Our expectation that the guaranty fee income generated from our future business activity would largely replace any guaranty fee income lost as a result of mortgage prepayments that result from changes in interest rates;

•	Our expectation that the operational and system changes we are making to implement the new consolidation accounting standards will have a substantial impact on our overall internal control environment and our belief that we will be able to implement these new accounting standards by the January 1, 2010 effective date;

•	Our expectation that the vast majority of our mortgage revenue bond holdings will not have credit losses due to the inherent financial strength of the issuers, or in some cases, the amount of external credit support from mortgage collateral or financial guarantees;

•	Our expectation that the future performance of our manufactured housing securities will be in line with how the securities are currently performing;

•	Our belief that the deferred tax asset amount that is related to unrealized losses recorded through AOCI for certain available-for-sale securities is recoverable;

•	Our belief that the credit losses we experience in future periods are likely to be larger, and perhaps substantially larger, than our current combined loss reserves;

•	Our expectation that we will experience additional other-than-temporary impairment write-downs of our investments in private-label mortgage-related securities, including those that continue to be AAA-rated;

•	Our expectation that potential limitations on, and uncertainty regarding, employee compensation will continue to adversely affect our ability to recruit and retain well-qualified employees, including our senior management team; and

•	Our belief that, if the NYSE were to delist our common and preferred stock, it likely would result in a significant decline in the trading volume and liquidity of the delisted stock.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to the following:

•	legislative or other governmental actions relating to our business or the financial markets;

•	our ability to manage our business to a positive net worth;

•	adverse effects from activities we undertake, such as the Making Home Affordable Program and other federal government initiatives, to support the mortgage market and help borrowers;

•	the investment by Treasury and its effect on our business;

•	future amendments and guidance by the FASB;

•	changes in the structure and regulation of the financial services industry, including government efforts to improve economic conditions;

•	our ability to access the debt capital markets;

•	the conservatorship and its effect on our business (including our business strategies and practices);

•	continued weakness in the housing, credit and financial markets;

•	the depth and duration of the housing market weakness, including the extent of home price declines on a national and regional basis;

•	the depth and duration of weak economic conditions, including unemployment rates;

•	the level and volatility of interest rates and credit spreads;

•	the adequacy of our combined loss reserves;

•	pending government investigations and litigation;

•	changes in management;

•	the accuracy of subjective estimates used in critical accounting policies; and

•	other factors described in “Part I—Item 1A—Risk Factors” of our 2008 Form 10-K, as updated by “Part II—Item 1A—Risk Factors” of this report.

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

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets
(Dollars in millions, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents (includes cash equivalents pledged as collateral that may be sold or repledged of $5,000 as of September 30, 2009)	$15,382	$17,933
Restricted cash	483	529
Federal funds sold and securities purchased under agreements to resell	34,856	57,418
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $61,824 and $58,006, respectively)	97,288	90,806
Available-for-sale, at fair value (includes Fannie Mae MBS of $164,201 and $176,244, respectively)	270,557	266,488

Total investments in securities	367,845	357,294

Mortgage loans:
Loans held for sale, at lower of cost or fair value	28,948	13,270
Loans held for investment, at amortized cost	388,416	415,065
Allowance for loan losses	(8,991)	(2,923)

Total loans held for investment, net of allowance	379,425	412,142

Total mortgage loans	408,373	425,412
Advances to lenders	4,587	5,766
Accrued interest receivable	4,080	3,816
Acquired property, net	7,735	6,918
Derivative assets, at fair value	766	869
Guaranty assets	7,726	7,043
Deferred tax assets, net	1,418	3,926
Partnership investments	7,756	9,314
Servicer and MBS trust receivable	17,722	6,482
Other assets	11,546	9,684

Total assets	$890,275	$912,404

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable	$5,032	$5,947
Federal funds purchased and securities sold under agreements to repurchase	112	77
Short-term debt (includes debt at fair value of $- and $4,500, respectively)	240,795	330,991
Long-term debt (includes debt at fair value of $11,074 and $21,565, respectively)	562,195	539,402
Derivative liabilities, at fair value	1,330	2,715
Reserve for guaranty losses (includes $4,993 and $1,946, respectively related to Fannie Mae MBS included in Investments in securities)	56,905	21,830
Guaranty obligations (includes $520 and $755, respectively related to Fannie Mae MBS included in Investments in securities)	13,169	12,147
Partnership liabilities	2,783	3,243
Servicer and MBS trust payable	19,343	6,350
Other liabilities	3,571	4,859

Total liabilities	905,235	927,561

Commitments and contingencies (Note 19)	—	—
Equity (Deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	45,900	1,000
Preferred stock, 700,000,000 shares are authorized— 581,915,187 and 597,071,401 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	20,457	21,222
Common stock, no par value, no maximum authorization—1,262,316,235 and 1,238,880,988 shares issued as of September 30, 2009 and December 31, 2008 respectively; 1,109,987,342 shares and 1,085,424,213 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	663	650
Additional paid-in capital	3,111	3,621
Accumulated deficit	(75,063)	(26,790)
Accumulated other comprehensive loss	(2,739)	(7,673)
Treasury stock, at cost, 152,328,893 shares and 153,456,775 shares as of September 30, 2009 and December 31, 2008 respectively	(7,394)	(7,344)

Total Fannie Mae stockholders’ deficit	(15,065)	(15,314)

Noncontrolling interest	105	157

Total deficit	(14,960)	(15,157)

Total liabilities and equity (deficit)	$890,275	$912,404

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	For the
	Three Months		For the
	Ended		Nine Months
	September 30,		Ended September 30,
	2009	2008	2009	2008

Interest income:
Trading securities	$862	$1,416	$2,775	$4,529
Available-for-sale securities	3,475	3,295	10,503	9,467
Mortgage loans	5,290	5,742	16,499	17,173
Other	48	310	314	1,000

Total interest income	9,675	10,763	30,091	32,169

Interest expense:
Short-term debt	390	1,680	2,097	5,928
Long-term debt	5,455	6,728	17,181	20,139

Total interest expense	5,845	8,408	19,278	26,067

Net interest income	3,830	2,355	10,813	6,102

Guaranty fee income (includes imputed interest of $461 and $481, for the three months ended September 30, 2009 and 2008, respectively, and $932 and $1,035 for the nine months ended September 30, 2009 and 2008, respectively)	1,923	1,475	5,334	4,835
Trust management income	12	65	36	247
Investment gains (losses), net	785	219	963	(213)
Other-than-temporary impairments	(1,018)	(1,843)	(7,768)	(2,405)
Less: Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	79	—	423	—

Net other-than-temporary impairments	(939)	(1,843)	(7,345)	(2,405)
Fair value losses, net	(1,536)	(3,947)	(2,173)	(7,807)
Debt extinguishment gains (losses), net	(11)	23	(280)	(158)
Losses from partnership investments	(520)	(587)	(1,448)	(923)
Fee and other income	182	164	547	616

Non-interest loss	(104)	(4,431)	(4,366)	(5,808)

Administrative expenses:
Salaries and employee benefits	293	167	831	757
Professional services	178	139	501	389
Occupancy expenses	47	52	141	161
Other administrative expenses	44	43	122	118

Total administrative expenses	562	401	1,595	1,425
Provision for credit losses	21,896	8,763	60,455	16,921
Foreclosed property expense	64	478	1,161	912
Other expenses	231	195	828	802

Total expenses	22,753	9,837	64,039	20,060

Loss before federal income taxes and extraordinary losses	(19,027)	(11,913)	(57,592)	(19,766)
Provision (benefit) for federal income taxes	(143)	17,011	(743)	13,607

Loss before extraordinary losses	(18,884)	(28,924)	(56,849)	(33,373)
Extraordinary losses, net of tax effect	—	(95)	—	(129)

Net loss	(18,884)	(29,019)	(56,849)	(33,502)
Less: Net loss attributable to the noncontrolling interest	12	25	55	22

Net loss attributable to Fannie Mae	(18,872)	(28,994)	(56,794)	(33,480)
Preferred stock dividends	(883)	(419)	(1,323)	(1,044)

Net loss attributable to common stockholders	$(19,755)	$(29,413)	$(58,117)	$(34,524)

Loss per share:
Basic	$(3.47)	$(13.00)	$(10.24)	$(24.24)
Diluted	(3.47)	(13.00)	(10.24)	(24.24)
Cash dividends per common share	$—	$0.05	$—	$0.75
Weighted-average common shares outstanding:
Basic and Diluted	5,685	2,262	5,677	1,424

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	For the
	Nine Months
	Ended September 30,
	2009	2008

Cash flows (used in) provided by operating activities:
Net loss	$(56,849)	$(33,502)
Amortization of debt cost basis adjustments	2,802	6,497
Provision for credit losses	60,455	16,921
Valuation losses	2,961	7,303
Derivatives fair value adjustments	(708)	(1,952)
Current and deferred federal income taxes	(1,861)	12,762
Purchases of loans held for sale	(91,889)	(38,351)
Proceeds from repayments of loans held for sale	1,991	443
Net decrease in trading securities	9,150	71,193
Other, net	(4,575)	(1,184)

Net cash (used in) provided by operating activities	(78,523)	40,130
Cash flows provided by (used in) investing activities:
Purchases of trading securities held for investment	(27,183)	(7,625)
Proceeds from maturities of trading securities held for investment	9,413	7,318
Proceeds from sales of trading securities held for investment	7,395	2,824
Purchases of available-for-sale securities	(158,893)	(102,761)
Proceeds from maturities of available-for-sale securities	37,842	25,799
Proceeds from sales of available-for-sale securities	270,678	102,044
Purchases of loans held for investment	(35,169)	(48,874)
Proceeds from repayments of loans held for investment	45,786	37,169
Advances to lenders	(66,017)	(69,541)
Proceeds from disposition of acquired property	15,791	7,013
Reimbursements to servicers for loan advances	(19,186)	(10,389)
Net change in federal funds sold and securities purchased under agreements to resell	23,101	15,135
Other, net	(446)	(107)

Net cash provided by (used in) investing activities	103,112	(41,995)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of short-term debt	1,118,028	1,439,170
Payments to redeem short-term debt	(1,210,316)	(1,398,756)
Proceeds from issuance of long-term debt	232,978	218,052
Payments to redeem long-term debt	(211,457)	(230,081)
Proceeds from issuance of common stock and preferred stock	—	7,211
Proceeds from senior preferred stock agreement with Treasury	44,900	—
Net change in federal funds purchased and securities sold under agreements to repurchase	47	403
Other, net	(1,320)	(1,774)

Net cash (used in) provided by financing activities	(27,140)	34,225
Net (decrease) increase in cash and cash equivalents	(2,551)	32,360
Cash and cash equivalents at beginning of period	17,933	3,941

Cash and cash equivalents at end of period	$15,382	$36,301

Cash paid during the period for:
Interest	$21,403	$27,464
Income taxes	876	845
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$102,027	$32,609
Net transfers of mortgage loans held for investment to mortgage loans held for sale	7,604	(5,819)
Net consolidation transfers from investment in securities to mortgage loans held for sale	19,762	(850)
Net transfers from available-for-sale securities to mortgage loans held for sale	1,536	1,073
Transfers from advances to lenders to investments in securities (including transfers to trading securities of $2,032 and $40,660 for the nine months ended September 30, 2009 and 2008, respectively)	65,218	68,909
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	2,217	(16,210)
Net transfers from mortgage loans to acquired property	3,744	3,143
Transfers to trading securities from the effect of adopting the FASB guidance on the fair value option for financial instruments	—	56,217

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Fannie Mae Stockholders’ Equity
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss(1)	Stock	Interest	(Deficit)

Balance as of December 31, 2007	—	466	974	$—	$16,913	$593	$1,831	$33,548	$(1,362)	$(7,512)	$107	$44,118
Cumulative effect from the adoption of the FASB guidance on the fair value option for financial instruments and the FASB guidance on fair value measurement, net of tax	—	—	—	—	—	—	—	148	(93)	—	—	55

Balance as of January 1, 2008, adjusted	—	466	974	—	16,913	593	1,831	33,696	(1,455)	(7,512)	107	44,173
Change in Investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	74	74
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(33,480)	—	—	(22)	(33,502)
Other comprehensive loss, net of tax effect:
Changes in net unrealized gains (losses) on available- for-sales securities, net of other-than-temporary impairments (net of tax of $3,629)	—	—	—	—	—	—	—	—	(6,740)	—	—	(6,740)
Reclassification adjustment for gains included in net loss (net of tax of $35)	—	—	—	—	—	—	—	—	(65)	—	—	(65)
Unrealized losses on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Amortization of net cash flow hedging losses	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	9	—	—	9

Total comprehensive loss												(40,416)
Common stock dividends ($0.75 per share)	—	—	—	—	—	—	—	(741)	—	—	—	(741)
Common stock issued	—	—	94	—	—	49	2,477	—	—	—	—	2,526
Common stock warrant issued	—	—	—	—	—	—	3,518	—	—	—	—	3,518
Preferred stock dividends declared	—	—	—	—	—	—	—	(1,038)	—	—	—	(1,038)
Senior preferred stock issued	1	—	—	1,000	—	—	—	—	—	—	—	1,000
Preferred stock issued	—	141			4,812	—	(127)	—	—	—	—	4,685
Treasury commitment	—	—	—	—	—	—	(4,518)	—	—	—	—	(4,518)
Other, employee benefit plans	—	—	2	—	—	—	(28)	—	—	200	—	172

Balance as of September 30, 2008	1	607	1,070	$1,000	$21,725	$642	$3,153	$(1,563)	$(8,369)	$(7,312)	$159	$9,435

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit)—(Continued)

	Fannie Mae Stockholders’ Equity
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss(1)	Stock	Interest	(Deficit)

Balance as of January 1, 2009	1	597	1,085	$1,000	$21,222	$650	$3,621	$(26,790)	$(7,673)	$(7,344)	$157	$(15,157)
Cumulative effect from the adoption of the FASB guidance on the recognition and presentation of the other-than-temporary impairments, net of tax	—	—	—	—	—	—	—	8,520	(5,556)	—	—	2,964
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	3	3
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(56,794)	—	—	(55)	(56,849)
Other comprehensive loss, net of tax effect:
Changes in net unrealized gains (losses) on available-for-sales securities, net of other-than-temporary impairments (net of tax of $4,830)	—	—	—	—	—	—	—	—	8,970	—	—	8,970
Unrealized other-than-temporary impairment gains (net of tax of $745)	—	—	—	—	—	—	—	—	1,483	—	—	1,483
Reclassification adjustment for gains included in net loss (net of tax of $102)	—	—	—	—	—	—	—	—	(190)	—	—	(190)
Amortization of net cash flow hedging gains	—	—	—	—	—	—	—	—	9	—	—	9
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	196	—	—	196
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	22	—	—	22

Total comprehensive loss												(46,359)
Senior preferred stock dividends	—	—	—	—	—	—	(1,320)	—	—	—	—	(1,320)
Increase to senior preferred liquidation preference	—	—	—	44,900	—	—	—	—	—	—	—	44,900
Conversion of convertible preferred stock into common stock	—	(15)	24	—	(765)	13	752	—	—	—	—	—
Other, employee benefit plans	—	—	1	—	—	—	58	1	—	(50)	—	9

Balance as of September 30, 2009	1	582	1,110	$45,900	$20,457	$663	$3,111	$(75,063)	$(2,739)	$(7,394)	$105	$(14,960)

(1)	As of September 30, 2009, accumulated other comprehensive loss is comprised of $4.1 billion in net unrealized losses on available-for-sale securities for which an other-than-temporary impairment was previously recognized, net of tax; $1.5 billion in net unrealized gains on available-for-sale securities for which other-than-temporary impairment has not been previously recognized, net of tax; and $120 million in net unrealized losses on all other components. As of September 30, 2008, accumulated other comprehensive loss is comprised of $8.5 billion in net unrealized losses on available-for-sale securities, net of tax, and $175 million in net unrealized gains on all other components, net of tax.

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

On September 7, 2008, the Secretary of the Treasury and the Director of FHFA announced several actions taken by Treasury and FHFA regarding Fannie Mae, which included: (1) placing us in conservatorship; (2) the execution of a senior preferred stock purchase agreement by our conservator, on our behalf, and Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and (3) Treasury’s agreement to establish a temporary secured lending credit facility that is available to us and the other GSEs regulated by FHFA under identical terms until December 31, 2009. We entered into a lending agreement with Treasury pursuant to which Treasury established this secured lending credit facility on September 19, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Conservatorship

On September 6, 2008, at the request of the Secretary of the Treasury, the Chairman of the Board of Governors of the Federal Reserve and the Director of FHFA, our Board of Directors adopted a resolution consenting to the company’s placement into conservatorship. After obtaining this consent, the Director of FHFA appointed FHFA as our conservator on September 6, 2008, in accordance with the Regulatory Reform Act and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

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

As of November 5, 2009, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The Regulatory Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Additionally, the conservator had not determined whether or not a reasonable period of time had passed for purposes of the applicable provisions of the Regulatory Reform Act and, therefore, the conservator may still possess this right.

The conservator also has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The Regulatory Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of November 5, 2009, FHFA has not exercised this power.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

•	The covenant limiting the amount of mortgage assets we can own on December 31, 2009 was increased from $850 billion to $900 billion. We are required to reduce our mortgage assets, beginning on December 31, 2010 and each year thereafter, to 90% of the amount of our mortgage assets as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.

•	The covenant limiting the amount of our indebtedness was changed. Prior to the amendment, our debt cap was equal to 110% of our indebtedness as of June 30, 2008. As amended, our debt cap through December 30, 2010 equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to hold on December 31 of the immediately preceding calendar year.

•	The agreement continues to provide that, for purposes of evaluating our compliance with the limitation on the amount of mortgage assets we may own, the effect of changes in generally accepted accounting principles that occur subsequent to the date of the agreement and that require us to recognize additional mortgage assets on our consolidated balance sheets will not be considered. In addition, the definition of indebtedness in the agreement was revised to clarify that it also does not give effect to any change that may be made in respect of the Financial Accounting Standard Board (“FASB”) guidance on accounting for transfers of financial assets or any similar accounting standard.

We received $10.7 billion and $44.9 billion from Treasury for the three and nine months ended September 30, 2009, respectively, under the terms of the senior preferred stock purchase agreement. As a result, the aggregate liquidation preference of the senior preferred stock as of September 30, 2009 has increased to $45.9 billion.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2009 may not necessarily be indicative of the results for the year ending December 31, 2009. The unaudited interim condensed consolidated financial statements as of September 30, 2009 and our condensed consolidated financial statements as of December 31, 2008 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009. We have completed our analysis of subsequent events related to our condensed consolidated financial statements through November 5, 2009.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We receive, directly and indirectly, substantial support from various agencies of the United States Government, including the Federal Reserve, Treasury, and FHFA, as our conservator and regulator. We are dependent upon the continued support of the U.S. Government and these agencies in order to eliminate our net worth deficit, which avoids our being placed into receivership. Based on consideration of all the relevant conditions and events affecting our operations, including our dependence on the U.S. Government, we continue to operate as a going concern and in accordance with our delegation of authority from FHFA.

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

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our roll-over risk increases when our outstanding short-term debt increases as a percentage of our total outstanding debt.

Our access to long-term debt funding through the unsecured debt markets improved significantly in the first nine months of 2009, compared with the majority of the second half of 2008 when our access was severely limited. We believe that this improvement is due to actions taken by the federal government to support us and the financial markets, including:

•	Treasury’s $200 billion funding commitment to us under the senior preferred stock purchase agreement;

•	making the Treasury credit facility available to us;

•	the Federal Reserve’s active program to purchase debt securities of Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal Home Loan Banks, as well as up to $1.25 trillion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities;

•	Treasury’s agency MBS purchase program; and

•	the Federal Reserve and Treasury’s programs to support the liquidity of the financial markets overall, including several asset purchase programs and several asset financing programs.

Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Demand for our debt securities could decline if the government does not extend or replace the Treasury credit facility, which expires on December 31, 2009, or as the Federal Reserve concludes its agency debt and MBS purchase programs. In September 2009, the Federal Reserve announced that it will gradually slow the pace of its purchases under these programs, originally scheduled to expire on December 31, 2009, in order to promote a smooth transition in the markets and anticipates that these purchases will be completed by the end of the first quarter of 2010. In November 2009, the Federal Reserve announced that, under its agency debt purchase program, it would purchase about $175 billion in agency debt securities, somewhat less than the originally announced maximum of up to $200 billion. The Obama Administration previously stated that it will provide recommendations or ideas on the future of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system in early 2010. These recommendations may have a material impact on our ability to issue debt or refinance existing debt as it becomes due.

The Treasury credit facility and the senior preferred stock purchase agreement with Treasury may provide additional sources of funding in the event that we cannot adequately access the unsecured debt markets. There are limitations on our ability to use either of these sources of funding, however.

Agencies of the U.S. Government continue to provide active and ongoing support to Fannie Mae’s operations consistent with their objective of stabilizing the housing market and the economy. Under our senior preferred stock purchase agreement with Treasury, as amended on May 6, 2009, Treasury generally has committed to provide us, on a quarterly basis, funds of up to a total of $200 billion in the amount, if any, by which our total liabilities exceed our total assets, as reflected on our condensed consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter. To the extent of its unused portion, this funding commitment is available to us (as specified in the agreement) or, in the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, to the holders of that debt and MBS. During the nine months ended September 30, 2009, Treasury has purchased Fannie Mae and Freddie Mac mortgage-backed securities to promote stability and liquidity in the marketplace.

The accompanying unaudited interim condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.

As a result of our issuance to Treasury of a warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, on a fully diluted basis, that is exercisable at any time through September 7, 2028, we and the Treasury are deemed related parties. No transactions outside of normal business activities have occurred between us and Treasury during the nine months ended September 30, 2009, excluding Treasury’s $44.9 billion investment in senior preferred stock and Treasury’s engagement of us to serve as program administrator for the Home Affordable Modification Program.

In addition, FHFA’s common control of both us and Freddie Mac has caused us to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac during the nine months ended September 30, 2009. Refer to “Note 20, Subsequent Event” for a description of a memorandum of understanding we entered into with Treasury, Freddie Mac, and FHFA in October 2009. As of September 30, 2009 and December 31, 2008, we held Freddie Mac mortgage-related securities with an unpaid principal balance of $59.2 billion and $33.9 billion, respectively, and accrued interest receivable of $295 million and $198 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $660 million and $417 million for the three months ended September 30, 2009 and 2008, respectively, and $1.5 billion and $1.2 billion for the nine months ended September 30, 2009 and 2008,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

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

Principles of Consolidation

The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests. We evaluate entities deemed to be variable interest entities (“VIEs”) using a risk and rewards model to determine when we must consolidate the assets, liabilities and noncontrolling interests of a VIE.

We are required to evaluate whether to consolidate a VIE when we first become involved and upon subsequent reconsideration events (e.g., a purchase of additional beneficial interests). Generally, if we are the primary beneficiary of a VIE, then we initially record the assets and liabilities of the VIE in our condensed consolidated financial statements at fair value.

With our adoption of the recent FASB guidance on business combinations on January 1, 2009, we began recording any difference between the fair value and the previous carrying amount of our interests in a VIE that holds only financial assets as “Investment losses, net” in our condensed consolidated statements of operations. Prior to January 1, 2009, such differences were classified as “Extraordinary losses, net of tax effect” in our condensed consolidated statements of operations.

If a consolidated VIE subsequently should not be consolidated because we cease to be deemed the primary beneficiary or we qualify for a scope exception (for example, the entity is a qualifying special purpose entity (“QSPE”) that we no longer have the unilateral ability to liquidate), we deconsolidate the VIE. With our adoption of the recent FASB guidance on the treatment of noncontrolling interests in consolidated financial statements on January 1, 2009, we began recording any retained interests in a deconsolidated VIE at their respective fair values. Any difference between the fair values and the previous carrying amounts of our investment in the VIE is recorded as “Investment losses” in our condensed consolidated statements of operations. Prior to January 1, 2009 we deconsolidated the VIE by carrying over our net basis in the consolidated assets and liabilities to our investment in the VIE.

Other-Than-Temporary Impairment of Debt Securities

On April 1, 2009, we adopted the FASB modified guidance on the model for assessing other-than-temporary impairments, which applies to existing and new debt securities held by us as of April 1, 2009. An other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In this case, the entire difference between the amortized cost basis of the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

security and its fair value is recognized in earnings. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend and it is not more likely than not we will be required to sell the security before recovery. In this case, the entire difference between the amortized cost basis of the security and its fair value is separated into the amount representing the credit loss, which is recognized in our condensed consolidated statement of operations, and the amount related to all other factors, which is recognized in “Other comprehensive loss,” net of applicable taxes. In determining whether a credit loss exists, we use the present value of our best estimate of cash flows expected to be collected from the debt security.

As a result of adopting the FASB modified guidance on the model for assessing other-than-temporary impairments, we recorded a cumulative-effect adjustment at April 1, 2009 of $8.5 billion on a pre-tax basis ($5.6 billion after tax) to reclassify the noncredit portion of previously recognized other-than-temporary impairments from “Accumulated deficit” to “Accumulated other comprehensive loss” (“AOCI”). We also reduced the “Accumulated deficit” and valuation allowance by $3.0 billion for the deferred tax asset related to the amounts previously recognized as other-than-temporary impairments in our condensed consolidated statement of operations based upon the assertion of our intent and ability to hold certain of these securities until recovery. Refer to “Note 6, Investments in Securities” for disclosures related to our investments in securities and other-than-temporary impairments and “Note 12, Income Taxes” for disclosures related to our deferred tax assets and related valuation allowance.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in held for investment (“HFI”) loans. The reserve for guaranty losses is a liability account in our condensed consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We recognize incurred losses by recording a charge to the “Provision for credit losses” in our condensed consolidated statements of operations.

Credit losses related to groups of similar single-family and multifamily HFI loans that are not individually impaired, or those that are collateral for Fannie Mae MBS, are recognized when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with the FASB guidance on accounting for contingencies. Single-family and multifamily loans that we evaluate for individual impairment are measured in accordance with the FASB guidance on measuring individual impairment of a loan. When making an assessment as to whether a loan is individually impaired, we also take into account insignificant delays in payments. Determination of whether a delay in payment or shortfall of amount is insignificant requires management’s judgment as to the facts and circumstances surrounding the loan. We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets such as cash in a preforeclosure sale or the underlying collateral in full satisfaction of the mortgage loan upon foreclosure.

Collateral

We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit rating and type of counterparty. We also pledge and receive collateral under our repurchase and reverse repurchase agreements. In order to

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Cash Collateral

We pledged $11.1 billion and $15.0 billion in cash collateral as of September 30, 2009 and December 31. 2008, respectively, related to our derivative activities. For derivative positions with the same counterparty under master netting arrangements to the extent that we pledge cash collateral and give up control to a counterparty, we remove it from “Cash and cash equivalents” and reclassify it as part of “Derivative liabilities at fair value” in our condensed consolidated balance sheets as a part of our counterparty netting calculation. Additionally, we pledged $1.4 billion and $5.3 billion in cash collateral as of September 30, 2009 and December 31, 2008, respectively, related to operating activities and recorded this amount as “Other assets” or “Federal funds sold and securities purchased under agreements to resell” in our condensed consolidated balance sheets.

Cash collateral accepted from a counterparty that we have the right to use is recorded as “Cash and cash equivalents” in our condensed consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is recorded as “Restricted cash” in our condensed consolidated balance sheets. Our obligation to return cash collateral pledged to us is primarily recorded as part of “Derivative assets at fair value” in our consolidated balance sheets as part of our counterparty netting calculation. We accepted cash collateral of $1.8 billion and $4.0 billion as of September 30, 2009 and December 31, 2008, respectively, of which $414 million and $330 million, respectively, was restricted.

Non-Cash Collateral

Securities pledged to counterparties are classified as either “Investments in securities” or “Cash and cash equivalents” in our condensed consolidated balance sheets. Securities pledged to counterparties that have been consolidated as loans are included as “Mortgage loans” in our condensed consolidated balance sheets. As of September 30, 2009, we pledged $5.0 billion in cash equivalents, $1.2 billion in available-for-sale (“AFS”) securities, $112 million in trading securities, and $1.5 billion in HFI loans which the counterparty had the right to sell or repledge. As of December 31, 2008, we pledged $720 million of AFS securities, which the counterparty had the right to sell or repledge. We did not have any cash equivalents, trading securities or HFI loans pledged to counterparties as of December 31, 2008.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $93 million and $141 million as of September 30, 2009 and December 31, 2008, respectively, none of which was sold or repledged. The fair value of non-cash collateral accepted that we were not permitted to sell or repledge was $13.3 billion as of both September 30, 2009 and December 31, 2008. Additionally, non-cash collateral was accepted related to our HCD business of $7.9 billion and $10.6 billion as of September 30, 2009 and December 31, 2008 that we were not permitted to sell or repledge.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is fully collateralized by underlying loans and/or mortgage-related securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, the collateral of the transferred securities is reported at fair value, excluding accrued interest. The fair value of these securities classified in “Investments in securities” in the condensed consolidated balance sheet was $113 million as of September 30, 2009. We did not have any repurchase agreements of this type outstanding as of December 31, 2008.

Fair Value Losses, Net

Fair value losses, net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value, foreign currency debt, and adjustments to the carrying amount of hedged mortgage assets. The following table displays the composition of “Fair value losses, net” for the three months and nine months ended September 30, 2009 and 2008.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Derivatives fair value losses, net(1)	$(3,123)	$(3,302)	$(5,366)	$(4,012)
Trading securities gains (losses), net(2)	1,683	(2,934)	3,411	(5,126)
Hedged mortgage asset gains, net(3)	—	2,028	—	1,225
Debt foreign exchange gains (losses), net	(47)	227	(161)	58
Debt fair value gains (losses), net	(49)	34	(57)	48

Fair value losses, net	$(1,536)	$(3,947)	$(2,173)	$(7,807)

(1)	Includes losses of approximately $104 million for the three and nine months ended September 30, 2008, which resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(2)	Includes trading losses of $559 million recorded during the third quarter of 2008 which resulted from the write-down to fair value of our investment in corporate debt securities issued by Lehman Brothers.

(3)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurements

On April 1, 2009, we adopted the FASB guidance on how to determine fair value when the volume and level of activity for the asset or liability have significantly decreased, which reaffirms that (1) the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction at the date of the financial statements under current market conditions; and (2) the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The application of this guidance did not have an impact on our condensed consolidated financial statements.

Reclassification and Adoption of a New Accounting Pronouncement

Pursuant to our January 1, 2009 adoption of the FASB guidance requiring noncontrolling interests to be classified as a separate component of equity, we reclassified amounts related to noncontrolling interests in our condensed consolidated balance sheet as of December 31, 2008. Amounts previously reported as “Minority interests in consolidated subsidiaries” are now reported as “Noncontrolling interest.” Additionally, amounts reported in our condensed consolidated statement of operations for the three months and nine months ended September 30, 2009 as “Minority interest in losses of consolidated subsidiaries” are now reported as “Net loss attributable to the noncontrolling interest.”

Additionally, we reclassified $6.5 billion from “Other assets” to “Servicer and MBS trust receivable” and $6.4 billion from “Other liabilities” to “Servicer and MBS trust payable” as of December 31, 2008 in our condensed consolidated balance sheet to conform to the current period presentation. Also, we reclassified $1.8 billion and $2.4 billion for the three and nine months ended September 30, 2008, respectively, from “Investment gains (losses), net” to “Net other-than-temporary impairments” in our condensed consolidated statements of operations to conform to the current period presentation.

New Accounting Pronouncements

Transfers of Financial Assets and Consolidation Guidance

In June 2009, the FASB issued two new accounting standards that eliminate the concept of QSPEs and amend the accounting for transfers of financial assets and the consolidation model for variable interest entities (“VIEs”). Under these new accounting standards, the existing consolidation exemption for QSPEs has been removed. All formerly designated QSPEs must be evaluated for consolidation in accordance with the new consolidation model, which changes the method of analyzing which party to a VIE should consolidate the VIE. The current consolidation model is replaced with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (a) has the power to direct matters which significantly impact the activities and success of the entity, and (b) has exposure to benefits and/or losses that could potentially be significant to the entity. Calendar year-end companies must adopt these new accounting standards as of January 1, 2010. Accordingly, we intend to adopt the new accounting standards effective January 1, 2010.

The new standards require the incremental assets and liabilities consolidated upon adoption to initially be reported at their carrying values. If determining the carrying amounts is not practicable, the assets and liabilities of the VIE shall be measured at fair value at the date the new standard first applies. However, if determining the carrying amounts is not practicable, and if the activities of the consolidated entity are primarily related to securitizations or other forms of asset-backed financings and the assets of the entity can be used only to settle obligations of the consolidated entity, then the assets and liabilities of the consolidated entity may be measured at their unpaid principal balances at the date the new standard first applies. For the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

currently outstanding MBS trusts expected to be consolidated on January 1, 2010, we expect to initially record the assets and liabilities on our consolidated balance sheet at their unpaid principal balances, where applicable, as it is not practicable to determine their carrying values.

The adoption of these new accounting standards will have a major impact on the presentation of our consolidated financial statements. Because the concept of a QSPE is eliminated, our existing QSPEs, primarily our MBS trusts, will be subject to the new consolidation guidance. Based on our current analysis, we expect that we will be required to consolidate the substantial majority of our MBS trusts and record the underlying assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities in our consolidated balance sheet. The outstanding unpaid principal balance of our MBS trusts was approximately $2.8 trillion as of September 30, 2009. The consolidation of these MBS trusts onto our balance sheet will significantly increase the amount of our assets and liabilities, which totaled $890.3 billion and $905.2 billion, respectively, as of September 30, 2009. In addition, consolidation of these MBS trusts will result in other changes to our consolidated financial statements. We have outlined the most significant changes and their estimated impact below.

Financial Statement	Accounting and Presentation Changes		Estimated Net Impact

Balance Sheet	•	Significant increase in loans and debt and significant decrease in trading and available-for-sale securities	• Cumulative transition adjustment recorded in retained earnings upon adoption at January 1, 2010, which will impact stockholders’ deficit and net worth
	•	Separate presentation of the elements of the consolidated MBS trusts (such as mortgage loans, debt, accrued interest receivable and payable) on the face of the balance sheet
	•	Reclassification of substantially all of the previously recorded reserve for guaranty losses to allowance for loan losses
	•	Elimination of substantially all of previously recorded guaranty assets and guaranty obligations
Statement of Operations	•	Significant increase in interest income and interest expense attributable to the consolidated assets and liabilities of the consolidated MBS trusts	• Continuing to evaluate
	•	Separate presentation of the elements of the MBS trusts (interest income and interest expense) on the face of the statement of operations
	•	Reclassification of the substantial majority of guaranty fee income and trust management income to interest income
	•	Elimination of fair value losses on credit-impaired loans acquired from MBS trusts, as the underlying loans in our MBS trusts will be recorded in our consolidated balance sheet
Statement of Cash Flows	•	Significant change in the amounts of cash flows from investing and financing activities	• Not expected to have a material impact on net cash flows

Although these new accounting standards do not change the economic risk to our business, specifically our exposure to liquidity, credit, and interest rate risks, the transition adjustment that we are required to record to

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

retained earnings as of January 1, 2010 to reflect the cumulative effect of adopting these new standards will affect our net worth. In addition, under our existing minimum capital rules, which have been suspended by our conservator and are in the process of being revised by our regulator, the consolidation of our existing unconsolidated MBS trusts also could significantly increase our required level of capital.

Based on our current understanding and analysis of the requirements of the new standards and the structure of our outstanding MBS trusts, we expect to initially record the assets, liabilities and noncontrolling interests of the substantial majority of our existing outstanding MBS trusts that we will be required to consolidate on January 1, 2010 based on the unpaid principal balance as of that date. The primary components of the cumulative transition adjustment that we will record on January 1, 2010 include the following: (1) for all of our outstanding MBS trusts that we consolidate, the reversal of the related guaranty assets and guaranty obligations; (2) for all of our investments in single-class Fannie Mae MBS classified as available for sale, the reversal of the related unrealized gains and losses recorded in AOCI; and (3) for all of our investments in single-class Fannie Mae MBS classified as trading, the reversal of the related fair value gains and losses previously recorded in earnings.

The amounts of the above items fluctuate, often significantly, from period to period due, in part to changes in market conditions, such as changes in interest rates and spreads. For example, since the end of 2008, we have had after-tax net unrealized gains on our investments in Fannie Mae single-class MBS that have fluctuated from after-tax net unrealized gains of $3.9 billion as of December 31, 2008, to $5.2 billion as of March 31, 2009, $4.5 billion as of June 30, 2009 and $5.6 billion as of September 30, 2009. The impact on our net worth when we adopt these new standards on January 1, 2010 will depend on the amount of the items identified above as of that date, our business activity during the fourth quarter of 2009 and any changes in our current understanding of the application of the new accounting guidance. Because of the significant fluctuations in the items that will affect the transition adjustment, we are not able to estimate the impact the cumulative transition adjustment will have on our net worth when we adopt these new accounting standards on January 1, 2010.

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued revised guidance on employers’ disclosures about postretirement benefit plan assets that requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The guidance also requires the disclosure of the fair value of plan assets at the reporting date by the fair value hierarchy in the FASB guidance on fair value measurement, and a reconciliation of the beginning and ending balances of plan assets with fair value measured using significant unobservable inputs (Level 3).

The guidance is effective for fiscal years ending after December 15, 2009. Because the guidance only requires additional note disclosures, it will affect the notes to our consolidated financial statements, but have no impact to our consolidated financial statements.

3.	Consolidations

We have interests in various entities that are considered to be VIEs. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions, mortgage and asset-backed trusts that were not created by us, and limited partnership interests in LIHTC and other housing partnerships that are established to finance the acquisition, construction, development or

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

rehabilitation of affordable multifamily and single-family housing. These interests may also include our guaranty to the entity.

As of September 30, 2009 and December 31, 2008, we had LIHTC partnership investments, excluding restricted cash from consolidations, of $5.2 billion and $6.3 billion, respectively. As a result of our tax position, we did not make any LIHTC investments in the first nine months of 2009 other than pursuant to commitments existing prior to 2008, and we are not currently recognizing a majority of the tax benefits associated with tax credits and net operating losses in our condensed consolidated financial statements.

We recorded $380 million and $322 million for the three months ended September 30, 2009 and 2008, respectively, and $829 million and $369 million for the nine months ended September 30, 2009 and 2008, respectively, of impairment related to our limited partnerships in “Losses from partnership investments” in our condensed consolidated statements of operations.

Prior to September 30, 2009, we entered into a nonbinding letter of intent to transfer equity interests in our LIHTC investments. Under the terms of the transaction as currently contemplated, we would transfer to unrelated third-party investors approximately one-half of our LIHTC investments for a price that exceeds their current carrying value. Upon completion of the contemplated transfer, the unrelated third-party investors would be entitled to receive substantially all of the tax benefits from our LIHTC investments for a specified period of time. At a specified future date, the percentage of tax benefits the investors would receive would automatically be reduced and the percentage of tax benefits we would receive would be increased by the same amount. In addition, we could have the obligation to reacquire all or a portion of the transferred interests.

We have requested the approval of FHFA, as our conservator, to complete this transaction. FHFA has advised us that it has no objection to this transaction as it is consistent with the conservation of the assets of the corporation and has requested Treasury’s approval under the senior preferred stock purchase agreement. As of November 5, 2009, FHFA has not yet received this approval. If in the future we determine we no longer have the intent and ability to sell or otherwise transfer our LIHTC investments for value, we would record additional other-than-temporary impairment to reduce the carrying value of our LIHTC investments to zero. As of September 30, 2009, the carrying value of our LIHTC investments was $5.2 billion.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Consolidated VIEs

The following table displays the carrying amount and classification of assets and liabilities of consolidated VIEs as of September 30, 2009 and December 31, 2008.

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Assets:
MBS trusts:
Loans held for investment	$51,165	$59,126
Available-for-sale securities(1)	2,471	2,208
Loans held for sale	1,448	1,429
Trading securities	859	993

Total MBS trusts(2)	55,943	63,756
Limited partnerships:
Partnership investment(3)	4,793	5,697
Cash, cash equivalents and restricted cash	168	146

Total limited partnership investments	4,961	5,843

Total assets of consolidated VIEs	$60,904	$69,599

Liabilities:
Long-term debt	$4,821	$5,094
Partnership liabilities	2,343	2,585

Total liabilities of consolidated VIEs	$7,164	$7,679

(1)	Includes assets of consolidated mortgage revenue bonds of $22 million and $54 million as of September 30, 2009 and December 31, 2008, respectively.

(2)	The assets of consolidated MBS trusts are restricted solely for the purpose of servicing the related MBS.

(3)	Includes LIHTC partnerships of $2.5 billion and $3.0 billion as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, we consolidated $1.5 billion in assets which were not consolidated as of December 31, 2008. These assets were not consolidated as of December 31, 2008 because we did not have the unilateral ability to liquidate the trusts. These assets were consolidated because we purchased additional MBS during the period such that we owned 100% of the trusts as of September 30, 2009.

As of December 31, 2008, we consolidated $4.9 billion in assets which were no longer consolidated as of September 30, 2009 because we sold all or a portion of our ownership interests in the related MBS trusts such that we no longer have the unilateral ability to liquidate these trusts. For the three and nine months ended September 30, 2009, we recognized a gain of $88 million and $186 million upon deconsolidation of VIEs, respectively. The portion of this gain related to the remeasurement of retained investment in the trust to its fair value was $27 million and $36 million for the three and nine months ended September 30, 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-consolidated VIEs

The following table displays the total assets as of September 30, 2009 and December 31, 2008 of non-consolidated VIEs with which we are involved and QSPEs for which we are the sponsor or servicer but not the transferor.

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Assets of Non-consolidated VIEs and QSPEs:
Mortgage-backed trusts(1)	$3,054,785	$3,017,030
Asset-backed trusts	501,273	563,633
Limited partnership investments	14,527	12,884
Mortgage revenue bonds and other credit enhanced bonds	8,035	5,701

Total assets of non-consolidated VIEs and QSPEs	$3,578,620	$3,599,248

(1)	Includes $574.9 billion and $604.4 billion of assets of non-QSPE securitization trusts as of September 30, 2009 and December 31, 2008, respectively.

The following table displays the carrying amount and classification of the assets and liabilities as of September 30, 2009 and December 31, 2008 related to our variable interests in non-consolidated VIEs and QSPEs where we have variable interests in the entities or where we were either the sponsor or master servicer of the entities, but were not the transferor.

	As of
	September 30,	December 31,(1)
	2009	2008
	(Dollars in millions)

Assets:
Available-for-sale securities	$169,018	$180,694
Trading securities	66,825	63,265
Guaranty assets	6,494	6,431
Partnership investments	2,830	3,405
Servicer and MBS trust receivable	13,638	6,111
Other assets	1,340	1,326

Total carrying amount of assets related to our interests in non-consolidated VIEs and QSPEs	$260,145	$261,232

Liabilities:
Reserve for guaranty losses	$54,876	$21,614
Guaranty obligations	11,677	10,823
Partnership liabilities	416	617
Servicer and MBS trust payable	15,602	4,259
Other liabilities	525	767

Total carrying amount of liabilities related to our interests in non-consolidated VIEs and QSPEs	$83,096	$38,080

(1)	Prior period amounts include additional categories to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the maximum exposure to loss as a result of our involvement with non-consolidated VIEs and QSPEs, where we have variable interests in the entities or where we are a sponsor or master servicer of the entities, but were not the transferor, as well as the liabilities recognized in our condensed consolidated balance sheets related to our variable interests in those entities as of September 30, 2009 and December 31, 2008. Refer to “Note 8, Financial Guarantees and Master Servicing” for additional discussion of our maximum exposure to loss resulting from our guaranty arrangements.

	Maximum
	Exposure	Recognized
	to Loss(1)	Liabilities(2)
	(Dollars in millions)

As of September 30, 2009	$2,611,009	$82,680
As of December 31, 2008(3)	2,536,469	37,463

(1)	Represents the greater of our recorded investment in the entity, net of deferred contributions, or the unpaid principal balance of the assets that are covered by our guaranty. Includes $95.3 billion and $95.9 billion related to non-QSPE securitization trusts as of September 30, 2009 and December 31, 2008, respectively.

(2)	Amounts consist of guaranty obligations, reserve for guaranty losses, servicer and MBS trust payable, and other liabilities recognized for the respective periods. Excludes deferred contributions to limited partnership entities in which we have recognized an equity method investment.

(3)	Prior period amounts include additional categories to conform to the current period presentation.

4.	Mortgage Loans

The following table displays the loans in our mortgage portfolio as of September 30, 2009 and December 31, 2008 and does not include loans underlying securities that are not consolidated, since in those instances the mortgage loans are not included in our condensed consolidated balance sheets.

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Single-family	$302,752	$312,052
Multifamily	121,786	117,441

Total unpaid principal balance of mortgage loans(1)(2)	424,538	429,493
Unamortized premiums (discounts) and other cost basis adjustments, net	(6,487)	(894)
Lower of cost or market adjustments on loans held for sale	(687)	(264)
Allowance for loan losses for loans held for investment	(8,991)	(2,923)

Total mortgage loans	$408,373	$425,412

(1)	Includes construction to permanent loans with an unpaid principal balance of $63 million and $125 million as of September 30, 2009 and December 31, 2008, respectively.

(2)	Includes unpaid principal balance totaling $163.1 billion and $65.8 billion as of September 30, 2009 and December 31, 2008, respectively, related to mortgage-related securities that were held in consolidated variable interest entities and mortgage-related securities created from securitization transactions that did not meet the sales accounting criteria which effectively resulted in mortgage-related securities being accounted for as loans.

For the three and nine months ended September 30, 2009, we redesignated loans with a carrying value of $161 million and $786 million, respectively, from held for sale (“HFS”) to held for investment (“HFI”). We

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

did not redesignate any HFI loans to HFS for the three months ended September 30, 2009. However, we did redesignate $8.4 billion of HFI loans to HFS for the nine months ended September 30, 2009.

Loans Acquired in a Transfer

Loans can be acquired either through purchase or upon consolidating MBS trusts that hold loans as underlying collateral. When a loan underlying a Fannie Mae MBS trust is delinquent, in whole or in part, as to four or more consecutive monthly payments, we have the option to purchase the loan from the trust. Our acquisition cost for these loans is the unpaid principal balance of that mortgage loan plus accrued interest. With respect to single-family mortgage loans in MBS trusts with issue dates on or after January 1, 2009, we also have the option to purchase the loan from the trust after the loan has been delinquent for at least one monthly payment, if the delinquency has not been fully cured on or before the next payment date (i.e., 30 days delinquent), and it is determined that it is appropriate to execute a loss mitigation activity that is not permissible while the loan is held in an MBS trust. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria.

We acquired delinquent loans with an unpaid principal balance plus accrued interest of $13.8 billion and $744 million for the three months ended September 30, 2009 and 2008, respectively, and $20.0 billion and $3.3 billion for the nine months ended September 30, 2009 and 2008, respectively. We account for such acquired loans at the lower of acquisition cost or fair value if, at acquisition, (i) there has been evidence of deterioration in the loan’s credit quality subsequent to origination; and (ii) it is probable that we will be unable to collect all contractual cash flows from the borrower, ignoring insignificant delays or shortfalls in amount. Determination of whether a delay in payment or shortfall in amount is considered more than insignificant is based on the facts and circumstances surrounding the loan.

The following table displays the outstanding balance and carrying amount of acquired credit-impaired loans as of September 30, 2009 and December 31, 2008.

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Outstanding contractual balance	$16,436	$7,206
Carrying amount:
Loans on accrual status	2,649	2,902
Loans on nonaccrual status	5,376	2,708

Total carrying amount of loans	$8,025	$5,610

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays details on acquired credit-impaired loans at their acquisition dates for the three and nine months ended September 30, 2009 and 2008.

			For the
	For the		Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$14,663	$871	$21,461	$3,657
Nonaccretable difference	3,275	219	4,994	495

Cash flows expected to be collected at acquisition(1)	11,388	652	16,467	3,162
Accretable yield	5,339	256	7,580	1,363

Initial investment in acquired loans at acquisition	$6,049	$396	$8,887	$1,799

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table displays activity for the accretable yield of all outstanding acquired credit-impaired loans for the three and nine months ended September 30, 2009 and 2008.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Beginning balance	$2,296	$2,325	$1,559	$2,252
Additions	5,339	256	7,580	1,363
Accretion	(50)	(73)	(156)	(218)
Reductions(1)	(3,718)	(505)	(6,202)	(1,664)
Change in estimated cash flows(2)	2,458	213	3,672	724
Reclassifications to nonaccretable difference(3)	473	(44)	345	(285)

Ending balance	$6,798	$2,172	$6,798	$2,172

(1)	Reductions are the result of liquidations and loan modifications due to troubled debt restructurings (“TDRs”).

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

The table above only includes accreted effective interest for those loans that are still being accounted for as acquired credit-impaired loans and does not include loans that were modified subsequent to their acquisition from MBS trusts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays interest income recognized and the increase in the “Provision for credit losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the three and nine months ended September 30, 2009 and 2008.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Accretion of fair value losses(1)	$79	$37	$342	$125
Interest income on loans returned to accrual status or subsequently modified as TDRs	63	129	209	354

Total interest income recognized on acquired credit-impaired loans	$142	$166	$551	$479

Increase in “Provision for credit losses” subsequent to the acquisition of credit-impaired loans	$790	$12	$990	$133

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

Other Loans

In 2008, we implemented HomeSaver Advance to permit servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments on their first mortgage loan. Each loan is limited to a maximum amount generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first mortgage loan. This program allows borrowers to cure their payment defaults without requiring modification of their first mortgage loans.

The following table displays the unpaid principal balance and carrying value of our HomeSaver Advance loans as of September 30, 2009 and December 31, 2008.

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Unpaid principal balance	$419	$461
Carrying value	2	8

We recorded a fair value loss and impairment at acquisition of $33 million and $171 million for the three months ended September 30, 2009 and 2008, respectively, for these loans. We recorded a fair value loss and impairment at acquisition of $266 million and $294 million for the nine months ended September 30, 2009 and 2008, respectively, for these loans. While the loan is performing, the fair value discount on these loans will accrete into income based on the contractual term of the loan.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties particularly in the rapidly changing credit environment. We have experienced higher default and loan loss severity rates during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, which has increased our estimates of incurred losses resulting in a significant increase to our allowance for loan losses and reserve for guaranty losses as of September 30, 2009.

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the three and nine months ended September 30, 2009 and 2008.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Allowance for loan losses:
Beginning balance	$6,841	$1,476	$2,923	$698
Provision	2,546	1,120	7,670	2,544
Charge-offs(1)	(448)	(829)	(1,757)	(1,603)
Recoveries	52	36	155	164

Ending balance(2)	$8,991	$1,803	$8,991	$1,803

Reserve for guaranty losses:
Beginning balance	$48,280	$7,450	$21,830	$2,693
Provision	19,350	7,643	52,785	14,377
Charge-offs(3)(4)	(10,901)	(1,369)	(18,159)	(3,395)
Recoveries	176	78	449	127

Ending balance	$56,905	$13,802	$56,905	$13,802

(1)	Includes accrued interest of $416 million and $229 million for the three months ended September 30, 2009 and 2008, respectively, and $990 million and $468 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Includes $1.1 billion and $108 million as of September 30, 2009 and 2008, respectively, for acquired credit-impaired loans.

(3)	Includes charges of $24 million and $171 million for the three months ended September 30, 2009 and 2008, respectively, and $212 million and $294 million for the nine months ended September 30, 2009 and 2008, respectively, related to unsecured HomeSaver Advance loans.

(4)	Includes charges recorded at the date of acquisition of $7.7 billion and $348 million for the three months ended September 30, 2009 and 2008, respectively, and $11.2 billion and $1.5 billion for the nine months ended September 30, 2009 and 2008, respectively, for acquired credit-impaired loans where the acquisition cost exceeded the fair value of the acquired loan.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6.	Investments in Securities

Our securities portfolio contains mortgage-related and non-mortgage-related securities. The following table displays our investments in trading and AFS securities, which are presented at fair value as of September 30, 2009 and December 31, 2008.

	As of
	September 30,	December 31,
	2009	2008(1)
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$163,534	$164,241
Fannie Mae structured MBS	62,491	70,009
Non-Fannie Mae single-class	55,938	27,497
Non-Fannie Mae structured	37,880	43,119
Non-Fannie Mae structured multifamily (CMBS)	22,127	19,691
Mortgage revenue bonds	13,977	13,183
Other	2,111	1,914

Total	358,058	339,654

Non-mortgage-related securities:
Asset-backed securities	9,263	10,598
Corporate debt securities	521	6,037
Other	3	1,005

Total	9,787	17,640

Total investments in securities	$367,845	$357,294

(1)	Certain amounts have been reclassified to conform to the current period presentation.

As of September 30, 2009, we held a security with a carrying value of $5.0 billion, which approximates its fair value. We have elected to classify this as “cash and cash equivalents” on our condensed consolidated balance sheet.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of September 30, 2009 and December 31, 2008.

	As of
	September 30,	December 31,
	2009	2008(1)
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae single-class MBS	$53,160	$48,134
Fannie Mae structured MBS	8,664	9,872
Non-Fannie Mae single-class	11,332	1,061
Non-Fannie Mae structured	4,560	5,199
Non-Fannie Mae structured multifamily (CMBS)	9,158	8,205
Mortgage revenue bonds	627	695

Total	87,501	73,166

Non-mortgage-related securities:
Asset-backed securities	9,263	10,598
Corporate debt securities	521	6,037
Other	3	1,005

Total	9,787	17,640

Total trading securities	$97,288	$90,806

Losses on trading securities held in our portfolio, net	$2,790	$7,195

(1)	Certain amounts have been reclassified to conform to the current period presentation.

The following table displays information about our net trading gains and losses for the three and nine months ended September 30, 2009 and 2008.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Net trading gains (losses):
Mortgage-related securities	$1,482	$(1,424)	$2,172	$(3,191)
Non-mortgage-related securities	201	(1,510)	1,239	(1,935)

Total	$1,683	$(2,934)	$3,411	$(5,126)

Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$1,481	$(1,495)	$2,139	$(3,347)
Non-mortgage-related securities	205	(1,455)	1,152	(1,826)

Total	$1,686	$(2,950)	$3,291	$(5,173)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-Sale Securities

AFS securities are measured at fair value with unrealized gains and losses recorded as a component of AOCI, net of tax, in “Fannie Mae stockholders’ deficit” in our condensed consolidated balance sheets. Realized gains and losses from the sale of AFS securities are recorded in “Investment gains (losses), net” in our condensed consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and nine months ended September 30, 2009 and 2008.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Gross realized gains	$1,718	$1,081	$3,887	$2,554
Gross realized losses	983	788	2,929	2,248
Total proceeds	86,200	22,462	193,931	92,062

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities held as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses-	Losses-	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$105,543	$4,834	$—	$(3)	$110,374
Fannie Mae structured MBS	51,264	2,628	(25)	(40)	53,827
Non-Fannie Mae single-class mortgage-related securities	43,143	1,467	—	(4)	44,606
Non-Fannie Mae structured mortgage-related securities(4)	42,411	342	(6,040)	(3,393)	33,320
Non-Fannie Mae structured mortgage-related securities (CMBS)	15,859	—	—	(2,890)	12,969
Mortgage revenue bonds	13,964	112	(35)	(691)	13,350
Other mortgage-related securities	2,402	28	(282)	(37)	2,111

Total	$274,586	$9,411	$(6,382)	$(7,058)	$270,557

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2008(5)
	Total	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value
	(Dollars in millions)

Fannie Mae single-class MBS	$112,943	$3,231	$(67)	$116,107
Fannie Mae structured MBS	59,002	1,333	(198)	60,137
Non-Fannie Mae single-class mortgage-related securities	25,798	665	(27)	26,436
Non-Fannie Mae structured mortgage-related securities	46,972	195	(9,247)	37,920
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)	16,036	—	(4,550)	11,486
Mortgage revenue bonds	14,636	29	(2,177)	12,488
Other mortgage-related securities	2,319	29	(434)	1,914

Total	$277,706	$5,482	$(16,700)	$266,488

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in other comprehensive loss as well as cumulative changes in fair value for securities for which an other-than-temporary impairment was previously recognized.

(3)	Represents the gross unrealized losses related to securities for which an other-than-temporary impairment has not been recognized.

(4)	Includes fair value of Alt-A securities of $14.5 billion, subprime securities of $11.4 billion, other agency securities of $5.9 billion and other securities of $1.5 billion as of September 30, 2009.

(5)	Certain amounts have been reclasssified to conform to the current period presentation.

The following tables display additional information regarding gross unrealized losses by major security type for AFS securities held as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross	Total	Gross	Total
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in millions)

Fannie Mae single-class MBS	$(1)	$652	$(2)	$180
Fannie Mae structured MBS	(32)	389	(33)	1,288
Non-Fannie Mae single-class mortgage-related securities	(3)	173	(1)	31
Non-Fannie Mae structured mortgage-related securities	(4,952)	12,640	(4,481)	14,810
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)	—	—	(2,890)	12,970
Mortgage revenue bonds	(24)	213	(702)	5,949
Other mortgage-related securities	(135)	718	(184)	1,244

Total	$(5,147)	$14,785	$(8,293)	$36,472

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2008(1)
	Less than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross	Total	Gross	Total
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in millions)

Fannie Mae single-class MBS	$(64)	$4,842	$(3)	$330
Fannie Mae structured MBS	(105)	2,471	(93)	2,514
Non-Fannie Mae single-class mortgage-related securities	(23)	1,775	(4)	643
Non-Fannie Mae structured mortgage-related securities	(1,259)	4,567	(7,989)	18,170
Non-Fannie Mae structured multifamily mortgage-related securities (CMBS)	(2,533)	6,821	(2,016)	4,666
Mortgage revenue bonds	(854)	6,230	(1,323)	4,890
Other mortgage-related securities	(388)	1,313	(46)	77

Total	$(5,226)	$28,019	$(11,474)	$31,290

(1)	Certain amounts have been reclassified to conform to the current presentation.

Other-Than-Temporary Impairments

We adopted the provisions of the FASB modified guidance on the model for assessing other-than-temporary impairments as of April 1, 2009. As prescribed by this new guidance for the three and nine months ended September 30, 2009, we recognized the credit component of other-than-temporary impairments of our debt securities in our condensed consolidated statement of operations and the noncredit component in “Other comprehensive loss” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. For the three and nine months ended September 30, 2009, we recognized other-than-temporary impairments of $939 million and $7.3 billion in our condensed consolidated statement of operations.

The fair value of our securities varies from period to period due to changes in interest rates, changes in performance of the underlying collateral and changes in credit performance of the underlying issuer, among other factors. Included in the $13.4 billion of gross unrealized losses on AFS securities as of September 30, 2009, which includes unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in accumulated other comprehensive loss, were unrealized losses of $8.3 billion that have existed for a period of 12 consecutive months or longer. The securities with unrealized losses for 12 consecutive months or longer had a market value as of September 30, 2009 that was on average 81% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectability of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays activity related to the credit component recognized in earnings on debt securities held by us for which a portion of other-than-temporary impairment was recognized in AOCI for the three and nine months ended September 30, 2009.

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
	(Dollars in millions)

Balance, beginning of period	$4,954	$—
Credit component of other-than-temporary impairment not reclassified to AOCI in conjunction with the cumulative effect transition adjustment	—	4,265
Additions for the credit component on debt securities for which OTTI was not previously recognized	84	306
Increase for credit losses related to securities for which credit-related OTTI was previously recognized	855	1,386
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(117)	(181)

Balance, September 30, 2009	$5,776	$5,776

As of September 30, 2009, those debt securities with other-than-temporary impairment in which only the amount of loss related to credit was recognized in our condensed consolidated statement of operations consisted predominantly of non-Fannie Mae structured mortgage-related securities. For these residential mortgage-related securities, consisting primarily of Alt-A and subprime securities, we estimate the portion of loss attributable to credit using discounted cash flow models. The models were created based on the performance of first-lien loans in a loan performance asset-backed securities database and reflect the average performance of all private-label mortgage-related securities. There are separate models to project regional home prices, interest rates, prepayment speeds, conditional default rates, severity, delinquency rates and early payment defaults on a loan-level basis by product type. Loan-level performance projections are aggregated by pool and then prepayment, default, severity and delinquency vectors for these pools are passed to cash flow modeling software, which has detailed information on security-level subordination levels and cash flow priority of payments in order to project our bond cash flows, including projections of bond principal losses and interest shortfalls. All securities are modeled without assuming the benefit of any external financial guarantees and then a separate assessment is made as to whether the guaranty can be relied upon. Other-than-temporary impairments have been recorded based on this analysis for the three months ended September 30, 2009, with amounts related to credit loss recognized in our condensed consolidated statement of operations. For securities that were not determined to be other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or if a loss was projected, the present value of expected cash flows was greater than the security’s cost basis.

Commercial mortgage-backed securities (“CMBS”) are analyzed using a loan level model that incorporates such factors as debt service coverage, loan-to-value ratio, geographic location, property type, and amortization type to determine the level of projected losses. The projected loss is then assessed versus the amount of subordination in the bonds that we hold to determine if any bond loss is expected. As of September 30, 2009, there have been no other-than-temporary impairments in our holdings of CMBS as the remaining subordination is projected to be more than sufficient to absorb the level of projected losses. We believe the decline in fair value for these securities is a result of the lower level of liquidity in the marketplace and the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

resultant higher investor required returns, and not an expectation of credit loss. While downgrades have occurred in this sector in recent months, all of our holdings remain investment grade.

For mortgage revenue bonds, where credit-sensitized cash flows cannot be utilized, a qualitative and quantitative analysis is performed to assess whether the bond is other-than-temporarily impaired. If it is deemed to be other-than-temporarily impaired, a credit holdback based on the security’s rating is assessed to calculate the projected “no loss” contractual cash flows of the security to determine the credit portion of the other-than-temporary impairment. While we have recognized other-than-temporary impairment on these bonds, we expect that the vast majority of our holdings will not have credit losses due to the inherent financial strength of the issuers, or in some cases, the amount of external credit support from mortgage collateral or financial guarantees. The fair values of these bonds are likewise impacted by the low levels of market liquidity and high required returns, which has led to unrealized losses in the portfolio that we deem to be temporary.

Other mortgage-related securities include manufactured housing securities, which have been other-than-temporarily impaired during the first nine months of 2009. For manufactured housing securities, we utilize models that incorporate recent historical performance information and other relevant public data to run cash flows and assess for other-than-temporary impairment. Given the significant seasoning of these securities, it is expected that the future performance will be in line with how the securities are currently performing. All securities are modeled without assuming the benefit of any external financial guarantees and then a separate assessment is made as to whether the guaranty can be relied upon. For securities that were not determined to be other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or if a loss was projected, the present value of expected cash flows was greater than the security’s cost basis.

The following table displays the modeled attributes for securities that were other-than-temporarily impaired as of September 30, 2009.

	Prepayment Rates		Default Rates		Loss Severity
	Weighted		Weighted		Weighted
Classification	Average	Range	Average	Range	Average	Range

Alt-A	5.2%	2.3 - 10.2%	65.1%	15.8 - 87.0%	57.0%	29.7 - 67.7%
Subprime	2.3	1.8 - 2.9	81.7	75.6 - 86.3	65.0	54.3 - 71.7
Manufactured Housing	2.5	1.7 - 3.6	34.8	31.7 - 54.1	83.8	77.1 - 106.9

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the amortized cost and fair value of our AFS securities by investment classification and remaining maturity, assuming no principal prepayments, as of September 30, 2009. Contractual maturity of mortgage-related securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2009
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value	Cost(1)	Value
	(Dollars in millions)

Fannie Mae single-class MBS(2)	$105,543	$110,374	$6	$6	$682	$716	$15,810	$16,698	$89,045	$92,954
Fannie Mae structured MBS(2)	51,264	53,827	—	—	72	76	6,614	6,957	44,578	46,794
Non-Fannie Mae single-class mortgage-related securities(2)	43,143	44,606	3	3	83	86	810	859	42,247	43,658
Non-Fannie Mae structured mortgage-related securities(2)	42,411	33,320	—	—	12	12	1,356	1,395	41,043	31,913
Non-Fannie Mae structured mortgage-related securities (CMBS)(2)	15,859	12,969	—	—	375	364	15,116	12,354	368	251
Mortgage revenue bonds	13,964	13,350	28	28	333	342	830	841	12,773	12,139
Other mortgage-related securities	2,402	2,111	—	—	—	—	—	24	2,402	2,087

Total	$274,586	$270,557	$37	$37	$1,557	$1,596	$40,536	$39,128	$232,456	$229,796

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments, as well as other-than-temporary impairments recognized in our condensed consolidated statements of operations.

(2)	Mortgage-related securities are reported based on contractual maturities assuming no prepayments.

7.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the three months ended September 30, 2009 and 2008, the unpaid principal balance of portfolio securitizations was $39.5 billion and $9.0 billion, respectively. For the nine months ended September 30, 2009 and 2008, the unpaid principal balance of portfolio securitizations was $197.9 billion and $33.6 billion, respectively.

For the transfers that were recorded as sales, we have continuing involvement in the assets transferred to a trust as a result of our investments in securities issued by the trusts and our guaranty and master servicing relationships. The following table displays our continuing involvement in the form of Fannie Mae MBS,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

guaranty asset, guaranty obligation and master servicing asset (“MSA”) and master servicing liability (“MSL”) as of September 30, 2009 and December 31, 2008.

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Fannie Mae MBS	$47,860	$45,705
Guaranty asset	1,086	438
MSA	18	10
Guaranty obligation (excluding deferred profit)	(1,011)	(769)
MSL	(28)	(27)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays some key characteristics of the securities retained in portfolio securitizations.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of September 30, 2009
Unpaid principal balance	$21,066	$24,773
Fair value	22,127	25,733
Impact on value from a 10% adverse change	(2,213)	(2,573)
Impact on value from a 20% adverse change	(4,425)	(5,147)
Weighted-average coupon	5.84%	6.83%
Weighted-average loan age	3.4 years	4.7 years
Weighted-average maturity	23.0 years	26.7 years
As of December 31, 2008
Unpaid principal balance	$17,872	$27,117
Fair value	18,360	27,345
Impact on value from a 10% adverse change	(1,836)	(2,735)
Impact on value from a 20% adverse change	(3,672)	(5,469)
Weighted-average coupon	5.92%	7.03%
Weighted-average loan age	2.9 years	4.2 years
Weighted-average maturity	24.5 years	27.0 years

The following table displays the key assumptions used in measuring the fair value at the time of portfolio securitization of our continuing involvement with the assets we transferred into trusts in the form of our guaranty assets for the nine months ended September 30, 2009.

Guaranty
Assets(1)

For the nine months ended September 30, 2009
Weighted-average life(2)	5.2 years
Average 12-month CPR(3)	27.7%
Average discount rate assumption(4)	4.3%

(1)	The weighted-average life and average 12-month CPR assumptions for our guaranty assets approximate the assumptions used for our guaranty obligation at time of securitization.

(2)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(3)	Represents the expected 12-month average prepayment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(4)	The interest rate used in determining the present value of future cash flows, derived for the forward curve based on interest rate swaps, excluding the option adjusted spreads.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the key assumptions used in measuring the fair value of our continuing involvement, excluding our MSA and MSL, which is not significant, related to portfolio securitization transactions as of September 30, 2009 and December 31, 2008, and a sensitivity analysis showing the impact of changes in key assumptions.

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Guaranty Assets
Valuation at period end:
Fair value	$1,088	$440
Weighted-average life(1)	4.3 years	2.2 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	30.3%	59.3%
Impact on value from a 10% adverse change	$(60)	$(38)
Impact on value from a 20% adverse change	(113)	(71)
Discount rate assumptions:
Average discount rate assumption(3)	4.5%	5.7%
Impact on value from a 10% adverse change	$(7)	$(10)
Impact on value from a 20% adverse change	(14)	(19)
Guaranty Obligations
Valuation at period end:
Fair value	$4,352	$2,703
Anticipated credit losses(4)	2,955	2,246
Weighted-average life(1)	4.3 years	2.2 years
Home price assumptions:
24 month average home price assumption	(1.3)%	(5.0)%
Impact on credit losses due to a 2.5% decline in home prices	$384	$454
Impact on credit losses due to a 5% decline in home prices	680	723
Loan-to-value ratio assumptions:
Average estimated current loan-to-value ratio	71.2%	72.3%
Impact on credit losses due to a 2.5% increase in loan-to-value ratio	$313	$585
Impact on credit losses due to a 5% increase in loan-to-value ratio	646	905

(1)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(2)	Represents the 12-month average prepayment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows, derived from the forward curve based on interest rate swaps, excluding the option adjusted spreads.

(4)	The present value of anticipated credit losses is calculated as the average across a distribution of possible outcomes and may not be indicative of actual future losses such that actual results may vary materially.

The preceding sensitivity analysis is hypothetical and may not be indicative of actual results. The effect of a variation in a particular assumption on the fair value of the interest is calculated independently of changes in any other assumption. Changes in one factor may result in changes in another, which might magnify or

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

counteract the impact of the change. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The gain or loss on a portfolio securitization that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. The carrying amount of the financial assets sold is allocated between the assets sold and the interests retained, if any, based on their relative fair value at the date of sale. Further, our recourse obligations are recognized at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. We recorded a net gain on portfolio securitizations of $353 million and $17 million for the three months ended September 30, 2009 and 2008, respectively. We recorded a net gain on portfolio securitizations of $983 million and a net loss on portfolio securitizations of $8 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are recognized as a component of “Investment gains (losses), net” in our condensed consolidated statements of operations.

The following table displays cash flows from our securitization trusts related to portfolio securitizations accounted for as sales for the three and nine months ended September 30, 2009 and 2008.

			For the
	For the		Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in millions)

Proceeds from new securitizations	$15,541	$6,824	$76,880	$24,747
Guaranty and other income	29	43	181	124
Principal and interest received on retained interests	3,083	2,011	7,919	6,053
Purchases of previously transferred financial assets	(393)	(36)	(698)	(91)

“Managed loans” are defined as on-balance sheet mortgage loans as well as mortgage loans that have been securitized in portfolio securitizations that have qualified as sales pursuant to the FASB guidance on accounting for transfers of financial assets. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of September 30, 2009 and December 31, 2008.

	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)
	(Dollars in millions)

As of September 30, 2009
Loans held for investment	$393,442	$38,928
Loans held for sale	31,097	160
Securitized loans	168,576	4,786

Total loans managed	$593,115	$43,874

As of December 31, 2008
Loans held for investment	$415,485	$19,363
Loans held for sale	14,008	79
Securitized loans	114,163	2,560

Total loans managed	$543,656	$22,002

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which interest is no longer being accrued. We discontinue accruing interest when payment of principal and interest in full is not reasonably assured.

Net credit losses incurred during the three months ended September 30, 2009 and 2008 related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $688 million and $1.0 billion, respectively. For the nine months ended September 30, 2009 and 2008, net credit losses related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $2.5 billion and $2.0 billion, respectively.

The following table displays the carrying amount and classification of assets and associated liabilities recognized as of September 30, 2009 and December 31, 2008, as a result of transfers of financial assets in portfolio securitization transactions that did not qualify as sales and have been accounted for as secured borrowings. The assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS.

	As of
	September 30,	December 31,
	2009	2008
	(Dollars in millions)

Assets:
Loans held for investment	$84,419	$83
Available-for-sale securities	8,565	9,660
Loans held for sale	20,944	2,383
Trading securities	518	593

Total	$114,446	$12,719

Liabilities—Long-term debt	$954	$1,168

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

We record a guaranty obligation for (i) guarantees on lender swap transactions issued or modified on or after January 1, 2003, (ii) guarantees on portfolio securitization transactions, (iii) credit enhancements on mortgage revenue bonds, and (iv) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our obligation to stand ready to perform on these guarantees. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $11.4 billion and $9.7 billion as of September 30, 2009 and December 31, 2008, respectively. We also record an estimate of incurred credit losses on these guarantees in the “Reserve for guaranty losses” in our

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

condensed consolidated balance sheets, as discussed further in “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

We have a portion of our guarantees reflected in our condensed consolidated balance sheets. For those guarantees recorded in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.5 trillion and $2.4 trillion as of September 30, 2009 and December 31, 2008, respectively. In addition, we had exposure of $142.8 billion and $172.2 billion for other guarantees not recorded in our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of the current FASB guidance on guaranty accounting.

The maximum exposure from our guarantees is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guarantees, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recorded in our condensed consolidated balance sheets was $118.3 billion and $124.4 billion as of September 30, 2009 and December 31, 2008, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on guarantees not recorded in our condensed consolidated balance sheets was $14.4 billion and $17.6 billion as of September 30, 2009 and December 31, 2008, respectively. Recoverability of such credit enhancements and recourse is subject to, but not limited to, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us. Refer to “Note 17, Concentrations of Credit Risk” for additional information.

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the underlying mortgage loans of the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due and the percentage of multifamily loans two or more months past due, of loans with certain risk characteristics, such as mark-to-market, loan-to-value ratio and operating debt service coverage. We use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to accurately reflect the current risk of loans with these high-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain risk characteristics of our conventional single-family and total multifamily guaranty book of business as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009(1)			As of December 31, 2008(1)
	30 days	60 days	Seriously	30 days	60 days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of single-family conventional guaranty book of business(3)	2.41%	1.16%	5.89%	2.53%	1.10%	2.96%
Percentage of single-family conventional loans(4)	2.44	1.06	4.72	2.52	1.00	2.42

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of September 30, 2009(1)			As of December 31, 2008(1)
	Percentage of			Percentage of
	Single-Family			Single-Family
	Conventional		Percentage	Conventional		Percentage
	Guaranty Book		Seriously	Guaranty Book		Seriously
	of Business(3)		Delinquent(2)(4)	of Business(3)		Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
100.01% to 110%	5%		13.18%	5%		7.12%
110.01% to 120%	3		16.34	3		9.91
120.01% to 125%	1		18.70	1		11.79
Greater than 125%	5		28.56	3		18.43
Geographical Distribution:
Arizona	3		7.87	3		3.41
California	17		5.06	16		2.30
Florida	7		11.31	7		6.14
Nevada	1		11.16	1		4.74
Select Midwest states(5)	11		4.98	11		2.70
All other states	61		3.58	62		1.86
Product Distribution:(6)
Alt-A	9		13.97	11		7.03
Subprime		*	26.41		*	14.29
Negatively amortizing adjustable rate	1		9.53	1		5.61
Interest only	7		17.94	8		8.42
Investor property	6		5.15	6		2.95
Condo/Coop	9		5.34	9		2.73
Original loan-to-value ratio >90%(7)	9		11.56	10		6.33
FICO score <620(7)	4		16.08	5		9.03
Original loan-to-value ratio >90% and
FICO score <620(7)	1		25.32	1		15.97
Vintages:
2005	11		6.25	13		2.99
2006	11		11.11	14		5.11
2007	16		11.80	20		4.70
2008	14		2.93	16		0.67
All other vintages	48		2.00	37		1.35

*	The percentage of the single-family conventional guaranty book of business consisting of subprime loans is less than 0.5%.

(1)	Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constitutes approximately 99% of our total single-family conventional guaranty book of business as of both September 30, 2009 and December 31, 2008.

(2)	Includes single-family conventional loans that are three months or more past due or in foreclosure.

(3)	Calculated based on the aggregate unpaid principal balance of delinquent single-family conventional loans divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that are delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as MyCommunityMortgage® and Expanded Approval®.

	As of September 30, 2009(1)(2)		As of December 31, 2008(1)(2)
	30 days	Seriously	30 days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.19%	0.62%	0.12%	0.30%

	As of September 30, 2009(1)(2)		As of December 31, 2008(1)(2)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent	Book of Business	Delinquent

Originating loan-to-value ratio:
Greater than 80%	5%	0.29%	5%	0.92%
Less than or equal to 80%	95	0.64	95	0.27
Originating debt service coverage ratio:
Less than or equal to 1.10	10	0.09	11	—
Greater than 1.10	90	0.68	89	0.33
Originating loan size distribution:
Less than or equal to $750,000	2	0.92	3	0.55
Greater than $750,000 and less than or equal to $3 million	13	0.97	13	0.52
Greater than $3 million and less than or equal to $5 million	9	1.02	10	0.39
Greater than $5 million and less than or equal to $25 million	41	0.59	41	0.43
Greater than $25 million	35	0.40	33	—
Maturing dates:
Maturing in 2009	5	0.73	6	0.10
Maturing in 2010	2	1.60	3	0.32
Maturing in 2011	5	0.30	5	0.37
Maturing in 2012	9	1.57	10	0.16
Maturing in 2013	11	0.23	—	—

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constitutes approximately 99% of our total multifamily guaranty book of business as of both September 30, 2009 and December 31, 2008.

(2)	Calculated based on the aggregate unpaid principal balance of delinquent multifamily loans divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Includes multifamily loans that are two months or more past due.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Obligations

The following table displays changes in our “Guaranty obligations” in our condensed consolidated balance sheets for the three and nine months ended September 30, 2009 and 2008.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Balance as of beginning of period	$12,358	$16,441	$12,147	$15,393
Additions to guaranty obligations(1)	2,063	1,769	5,477	6,239
Amortization of guaranty obligation into guaranty fee income	(1,091)	(1,155)	(4,119)	(4,134)
Impact of consolidation activity(2)	(161)	(239)	(336)	(682)

Balance as of end of period	$13,169	$16,816	$13,169	$16,816

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guarantees.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trusts.

Deferred profit is a component of “Guaranty obligations” in our condensed consolidated balance sheets and is included in the table above. We recorded deferred profit on guarantees issued or modified on or after January 1, 2003 and before January 1, 2008, if the consideration we expected to receive for our guaranty exceeded the estimated fair value of the guaranty obligation at issuance.

Deferred profit had a carrying amount of $1.8 billion and $2.5 billion as of September 30, 2009 and December 31, 2008, respectively. For the three months ended September 30, 2009 and 2008, we recognized deferred profit amortization of $161 million and $210 million, respectively. For the nine months ended September 30, 2009 and 2008, we recognized deferred profit amortization of $670 million and $941 million, respectively.

The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $4.5 billion and $3.8 billion as of September 30, 2009 and December 31, 2008, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in a MBS trust in a Fannie Mae securitization transaction; however, we are compensated to carry out administrative functions for the trust and oversee the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either a MSA or a MSL.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying value and fair value of our MSA for the three and nine months ended September 30, 2009 and 2008.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Cost basis:
Beginning balance	$376	$1,052	$764	$1,171
Additions	10	73	47	276
Amortization	(3)	(34)	(42)	(152)
Other-than-temporary impairments	(2)	(10)	(387)	(196)
Reductions for MBS trusts paid-off and impact of consolidation activity	—	(6)	(1)	(24)

Ending balance	381	1,075	381	1,075

Valuation allowance:
Beginning balance	83	86	73	10
Lower of cost or market adjustments	143	174	660	586
Lower of cost or market recoveries	(190)	(205)	(697)	(541)

Ending balance	36	55	36	55

Carrying value	$345	$1,020	$345	$1,020

Fair value, beginning of period	$319	$1,261	$855	$1,808

Fair value, end of period	$488	$1,349	$488	$1,349

The carrying value of our MSL, which approximates its fair value, was $74 million and $42 million as of September 30, 2009 and December 31, 2008, respectively.

We recognized servicing income, referred to as “Trust management income” in our condensed consolidated statements of operations, of $12 million and $65 million for the three months ended September 30, 2009 and 2008, respectively, and $36 million and $247 million for the nine months ended September 30, 2009 and 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9.	Acquired Property, Net

Acquired property, net consists of foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. The following table displays the activity in acquired property and the related valuation allowance for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2009
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$7,380	$(772)	$6,608	$8,040	$(1,122)	$6,918
Additions	3,985	(25)	3,960	9,536	(56)	9,480
Disposals	(3,039)	294	(2,745)	(9,250)	1,146	(8,104)
Write-downs, net of recoveries	—	(88)	(88)	—	(559)	(559)

Balance as of end of period	$8,326	$(591)	$7,735	$8,326	$(591)	$7,735

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2008
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$6,453	$(458)	$5,995	$3,853	$(251)	$3,602
Additions	3,468	(22)	3,446	8,494	(38)	8,456
Disposals	(1,765)	164	(1,601)	(4,191)	395	(3,796)
Write-downs, net of recoveries	—	(347)	(347)	—	(769)	(769)

Balance as of end of period	$8,156	$(663)	$7,493	$8,156	$(663)	$7,493

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10.	Short-term Borrowings and Long-term Debt

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates as of September 30, 2009 and December 31, 2008.

	As of
	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$112	3.77%	$77	0.01%

Fixed short-term debt:
Discount notes	$237,399	0.52%	$322,932	1.75%
Foreign exchange discount notes	227	1.35	141	2.50
Other short-term debt	100	0.53	333	2.80

Total fixed short-term debt	237,726	0.52	323,406	1.75
Floating-rate short-term debt(2)	3,069	0.59	7,585	1.66

Total short-term debt	$240,795	0.52%	$330,991	1.75%

(1)	Includes discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value as of December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of September 30, 2009 and December 31, 2008.

	As of
	September 30, 2009			December 31, 2008(1)
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(2)	Maturities	Outstanding	Rate(2)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2009-2030	$271,442	4.23%	2009-2030	$251,063	4.92%
Medium-term notes	2009-2019	161,336	2.99	2009-2018	151,277	4.20
Foreign exchange notes and bonds	2010-2028	1,230	5.69	2009-2028	1,513	4.70
Other long-term debt(3)	2009-2039	61,500	5.88	2009-2038	73,061	5.95

Total senior fixed		495,508	4.03		476,914	4.85
Senior floating:
Medium-term notes	2009-2014	50,008	0.46	2009-2017	45,737	2.21
Other long-term debt(3)	2020-2037	1,134	4.16	2020-2037	874	7.22

Total senior floating		51,142	0.53		46,611	2.30
Subordinated fixed:
Qualifying subordinated(4)	2011-2014	7,391	5.55	2011-2014	7,391	5.47
Subordinated debentures	2019	2,379	9.89	2019	2,225	9.90

Total subordinated fixed		9,770	6.60		9,616	6.50
Debt from consolidations	2009-2039	5,775	5.76	2009-2039	6,261	5.87

Total long-term debt(5)		$562,195	3.78%		$539,402	4.67%

(1)	Certain prior year amounts have been reclassified to conform to the current period presentation.

(2)	Includes discounts, premiums and other cost basis adjustments.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Subordinated debt issued with an interest deferral feature.

(5)	Reported amounts include a net discount and other cost basis adjustments of $16.4 billion and $15.5 billion as of September 30, 2009 and December 31, 2008, respectively.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may not be able to draw on them if and when needed. As of both September 30, 2009 and December 31, 2008, we had secured uncommitted lines of credit of $30.0 billion and unsecured uncommitted lines of credit of $500 million. No amounts were drawn on these lines of credit as of September 30, 2009 and December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Credit Facility with Treasury

On September 19, 2008, we entered into a lending agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Treasury credit facility require approval from Treasury at the time of request. Treasury is not obligated under the credit facility to make, increase, renew or extend any loan to us. The credit facility does not specify a maximum amount that may be borrowed under the credit facility, but any loans made to us by Treasury pursuant to the credit facility must be collateralized by agency mortgage-backed securities.

The credit facility does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily London Interbank Offered Rate (“LIBOR”) for a similar term of the loan plus 50 basis points. As of November 5, 2009, we have not drawn on this credit facility. If we borrow under this credit facility, we will account for the draw as a secured borrowing.

11.	Derivative Instruments and Hedging Activities

We adopted the FASB amended guidance on disclosures about derivative instruments and hedging activities, effective January 1, 2009. As the amended guidance only requires expanded note disclosures, it impacts the notes to our condensed consolidated financial statements, but has no impact to our condensed consolidated financial statements themselves.

We account for our derivatives pursuant to the FASB guidance on derivative instruments and hedging activities, and recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts are recorded in “Derivative assets at fair value” or “Derivative liabilities at fair value” in our condensed consolidated balance sheets. With the exception of commitments accounted for as derivatives, we do not settle the notional amount of our derivative instruments. Notional amounts, therefore, simply provide the basis for calculating actual payments or settlement amounts.

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

Although derivative instruments are critical to our interest rate risk management strategy, we did not apply hedge accounting during 2009. In the second and third quarters of 2008, we employed fair value hedge

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

accounting for some of our interest rate risk management activities by designating hedging relationships between certain of our interest rate derivatives and mortgage assets. We achieved hedge accounting by designating all or a fixed percentage of a pay-fixed receive variable interest rate swap as a hedge of the changes in the fair value attributable to the changes in LIBOR for a specific mortgage asset. All derivative gains and losses, including accrued interest, are recorded in “Fair value gains (losses), net” in our condensed consolidated statements of operations.

When we determined that a hedging relationship was highly effective, changes in the fair value of the hedged item attributable to changes in the benchmark interest rate were recorded as an adjustment to the carrying value of the hedged item. These adjustments are amortized into earnings over the remaining life of the hedged item in accordance with our policies for amortization of carrying value adjustments. For the three and nine months ended September 30, 2008, we recorded $2.0 billion and $1.2 billion, respectively, of increases in the carrying value of the hedged assets before related amortization due to hedge accounting. This gain on the hedged assets was offset by fair value losses of $2.1 billion and $1.3 billion, which excluded valuation changes due to the passage of time, on the pay-fixed swaps designated as hedging instruments for the three and nine months ended September 30, 2008, respectively. During the three and nine months ended September 30, 2008, we recorded a loss for the ineffective portion of our hedges of $101 million and $115 million, respectively. Our assessment of hedge effectiveness excluded losses of $39 million and $74 million, respectively, which were not related to changes in the benchmark interest rate for the three and nine months ended September 30, 2008.

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
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments on a gross basis, before the application of master netting agreements, as of September 30, 2009.

	As of September 30, 2009
	Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$25,011	$478	$410,682	$(29,436)
Receive-fixed	250,955	15,254	89,429	(2,394)
Basis	10,390	79	610	(1)
Foreign currency	751	128	747	(62)
Swaptions:
Pay-fixed	92,950	1,458	2,275	(2)
Receive-fixed	80,230	6,250	75	(1)
Interest rate caps	7,000	119	—	—
Other(1)	740	79	8	—

Total gross risk management derivatives	468,027	23,845	503,826	(31,896)
Collateral receivable (payable)(2)	—	11,131	—	(1,416)
Accrued interest receivable (payable)	—	2,891	—	(4,593)

Total net risk management derivatives	$468,027	$37,867	$503,826	$(37,905)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$4,571	$41	$573	$—
Forward contracts to purchase mortgage-related securities	20,381	212	2,717	(2)
Forward contracts to sell mortgage-related securities	7,925	5	81,884	(782)

Total mortgage commitment derivatives	$32,877	$258	$85,174	$(784)

Derivatives at fair value	$500,904	$38,125	$589,000	$(38,689)

(1)	Includes MBS options, swap credit enhancements and mortgage insurance contracts that are accounted for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	Collateral receivable represents collateral posted by us for derivatives in a loss position. Collateral payable represents collateral posted by counterparties to reduce our exposure for derivatives in a gain position.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from each of the major credit rating agencies. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a net liability position as of September 30, 2009 is $11.4 billion for which we have posted collateral of $11.1 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered on September 30, 2009, we would be required to post an additional $274 million of collateral to our counterparties.

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

The following table displays, by type of derivative instrument, the fair value gains and losses on our derivatives for the three and nine months ended September 30, 2009 and 2008.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(11,345)	$(9,492)	$11,399	$(9,605)
Receive-fixed	9,134	5,417	(9,105)	7,117
Basis	78	(145)	100	(213)
Foreign currency(1)	62	(145)	148	(19)
Swaptions:
Pay-fixed	(690)	(159)	195	(78)
Receive-fixed	882	1,218	(6,606)	(1,008)
Interest rate caps	(20)	(1)	1	2
Other(2)(3)	22	(61)	(1)	(10)

Total risk management fair value losses, net(4)	(1,877)	(3,368)	(3,869)	(3,814)
Mortgage commitment derivatives fair value gains (losses), net	(1,246)	66	(1,497)	(198)

Total derivatives fair value losses, net	$(3,123)	$(3,302)	$(5,366)	$(4,012)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Includes the effect of net contractual interest income accruals of $11 million and $6 million for the three months ended September 30, 2009 and 2008, respectively, and $26 million and $9 million for the nine months ended September 30, 2009 and 2008, respectively. The change in fair value of foreign currency swaps excluding this item resulted in a net gain of $51 million and a net loss of $151 million for the three months ended September 30, 2009 and 2008, respectively, and a net gain of $122 million and a net loss of $28 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(3)	Includes losses of approximately $104 million for the three and nine months ended September 30, 2008, which resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(4)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in our condensed consolidated statements of operations.

Volume and Activity of our Derivatives

Risk Management Derivatives

The following tables display, by derivative instrument type, our risk management derivative activity for the three and nine months ended September 30, 2009.

	For the Three Months Ended September 30, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(1)	Fixed(2)	Basis(3)	Currency(4)	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of July 1, 2009	$650,447	$571,802	$22,200	$1,430	$86,350	$84,680	$3,000	$748	$1,420,657
Additions	61,405	43,923	200	134	9,725	8,225	4,000	—	127,612
Terminations(6)	(276,159)	(275,341)	(11,400)	(66)	(850)	(12,600)	—	—	(576,416)

Notional balance as of September 30, 2009	$435,693	$340,384	$11,000	$1,498	$95,225	$80,305	$7,000	$748	$971,853

	For the Nine Months Ended September 30, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(1)	Fixed(2)	Basis(3)	Currency(4)	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of January 1, 2009	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	238,849	228,561	2,765	458	23,575	14,925	6,500	13	515,646
Terminations(6)	(350,072)	(339,258)	(16,325)	(612)	(7,850)	(28,180)	—	(92)	(742,389)

Notional balance as of September 30, 2009	$435,693	$340,384	$11,000	$1,498	$95,225	$80,305	$7,000	$748	$971,853

(1)	Notional amounts include swaps callable by us of $400 million as of September 30, 2009 and $1.7 billion as of June 30, 2009 and December 31, 2008.

(2)	Notional amounts include swaps callable by us of $406 million as of September 30, 2009 and $418 million as of June 30, 2009 and December 31, 2008. There were no swaps callable by derivatives counterparties as of September 30, 2009. Notional amounts include swaps callable by derivatives counterparties of $25 million and $10.4 billion as of June 30, 2009 and December 31, 2008, respectively.

(3)	Notional amounts include swaps callable by derivatives counterparties of $685 million, $885 million and $925 million as of September 30, 2009, June 30, 2009 and December 31, 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(4)	Exchange rate adjustments to revalue foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Exchange rate adjustments for the new additions in the first quarter of 2009 were included in terminations. Beginning in the second quarter of 2009, exchange rate adjustments for foreign currency swaps that are added or terminated during the period are reflected in the respective categories. Terminations include foreign exchange rate gains of $37 million and $139 million for the three and nine months ended September 30, 2009, respectively.

(5)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts.

Mortgage Commitment Derivatives

The following tables display, by commitment type, our mortgage commitment derivative activity for the three and nine months ended September 30, 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2009
	Purchase	Sale	Purchase	Sale
	Commitments	Commitments	Commitments	Commitments
	(Dollars in millions)

Notional balance as of the beginning of the period(1)	$63,464	$110,719	$35,004	$36,232
Mortgage related securities:
Open commitments(2)	237,281	315,868	629,800	778,282
Settled commitments(3)	(269,788)	(336,778)	(632,450)	(724,705)
Loans:
Open commitments(2)	19,591	—	96,026	—
Settled commitments(3)	(22,306)	—	(100,138)	—

Notional balance as of the end of the period(1)	$28,242	$89,809	$28,242	$89,809

(1)	Represents the balance of open mortgage commitment derivatives.

(2)	Represents open mortgage commitment derivatives traded during the three and nine months ended September 30, 2009.

(3)	Represents mortgage commitment derivatives settled during the three and nine months ended September 30, 2009.

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

We also manage our exposure to derivatives counterparties by requiring collateral to limit our counterparty credit risk exposure. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Cash collateral posted to us prior to July 2009 and non-cash collateral posted to us is held and

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

monitored daily by a third-party custodian. Beginning in July 2009, cash collateral posted to us is held and monitored by us and transacted through a third party. We analyze credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes.

The table below displays the credit exposure on outstanding risk management derivative instruments by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$138	$814	$893	$1,845	$79	$1,924
Less: Collateral held(4)	—	716	785	1,501	—	1,501

Exposure net of collateral	$138	$98	$108	$344	$79	$423

Additional information:
Notional amount(5)	$6,035	$213,420	$751,650	$971,105	$748	$971,853
Number of counterparties(5)	1	6	9	16

	As of December 31, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,044	$686	$3,730	$101	$3,831
Less: Collateral held(4)	—	2,951	673	3,624	—	3,624

Exposure net of collateral	$—	$93	$13	$106	$101	$207

Additional information:
Notional amount(5)	$250	$533,317	$664,155	$1,197,722	$874	$1,198,596
Number of counterparties(5)	1	8	10	19

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes defined benefit mortgage insurance contracts and swap credit enhancements as of September 30, 2009 and December 31, 2008, and guaranteed guarantor trust swaps as of December 31, 2008, accounted for as derivatives where the right of legal offset does not exist.

(3)	Represents the exposure to credit loss on derivative instruments, which is estimated by approximating the fair value of all outstanding derivative contracts in a gain position. Derivative gains and losses with the same counterparty are netted where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and noncash collateral posted by our counterparties to us as of September 30, 2009 and December 31, 2008. The value of the non-cash collateral is reduced in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $11.1 billion related to our counterparties’ credit exposure to us as of September 30, 2009 and $15.0 billion related to our counterparties’ credit exposure to us as of December 31, 2008.

(5)	Interest rate and foreign currency derivatives in a net gain position had a total notional amount of $322.9 billion and $103.1 billion as of September 30, 2009 and December 31, 2008, respectively. Total number of interest rate and foreign currency counterparties in a net gain position was 5 and 2 as of September 30, 2009 and December 31, 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

12.	Income Taxes

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. The effective tax rate for the three months ended September 30, 2009 and 2008 was 1% and 143%, respectively, and 1% and 69% for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rates were different from the federal statutory rate of 35% due to the benefits of our holdings of tax-exempt investments. In addition, our effective tax rates for the three and nine months ended September 30, 2009 were impacted by a valuation allowance of $7.0 billion and $21.1 billion, respectively, as well as a benefit for our ability to carry back net operating losses expected to be generated in the current year to prior years. Our effective tax rates for the three and nine months ended September 30, 2008 were also impacted by the benefits of our investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits. In the three month and nine months ended September 30, 2008, our effective tax rate was also impacted by the establishment of a valuation allowance of $21.4 billion.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. Our deferred tax assets, net of a valuation allowance, totaled $1.4 billion and $3.9 billion as of September 30, 2009 and December 31, 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge in our condensed consolidated statements of operations or Fannie Mae stockholders’ equity (deficit) if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

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

During the third quarter of 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA. As a result, we recorded a valuation allowance on our net deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

unrealized losses recorded through AOCI for certain available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts. There have been no changes to our conclusion as of September 30, 2009. For the three and nine months ended September 30, 2009, we also did not establish a valuation allowance for the benefit recognized related to our ability to carry back net operating losses expected to be generated in the current year to prior years.

As a result of adopting the FASB modified guidance on the model for assessing other-than-temporary impairments, we recorded a cumulative-effect adjustment at April 1, 2009 of $8.5 billion on a pre-tax basis ($5.6 billion after tax) to reclassify the noncredit portion of previously recognized other-than-temporary impairments from “Accumulated deficit” to “Accumulated other comprehensive loss.” We also reduced the “Accumulated deficit” and valuation allowance by $3.0 billion for the deferred tax asset related to the amounts previously recognized as other-than-temporary impairments in our condensed consolidated statements of operations based upon the assertion of our intent and ability to hold certain AFS securities until recovery.

Unrecognized Tax Benefits

We had $150 million and $1.7 billion of unrecognized tax benefits as of September 30, 2009 and December 31, 2008, respectively. Of these amounts, we had $8 million as of both September 30, 2009 and December 31, 2008, which, if resolved favorably, would reduce our effective tax rate in future periods. During the third quarter of 2009, we reached a final settlement of $1.2 billion, net of tax credits, with the IRS on the audits of our 2005 and 2006 federal tax returns. We released $1.2 billion of this amount during the three months ended March 31, 2009 due to our settlement reached with the IRS regarding certain tax positions related to fair market value losses. We and the IRS appeals division have reached a tentative settlement for all issues related to the tax years 1999-2004 with an expected conclusion in the first quarter of 2010. As a result of this expected conclusion, it is reasonably possible that a $99 million reduction in our gross balance of unrecognized tax benefits may occur within the next 12 months for the tax years 1999-2004. The decrease in our unrecognized tax benefit during the nine months ended September 30, 2009 is due to our settlement reached with the IRS regarding certain tax positions related to fair market value losses. The decrease in our unrecognized tax benefit represents a temporary difference; therefore, it does not result in a change to our effective tax rate.

The following table displays the changes in our unrecognized tax benefits for the three and nine months ended September 30, 2009 and 2008, respectively.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in millions)

Unrecognized tax benefit as of beginning of period	$169	$1,968	$1,745	$124
Gross increases—tax positions in prior years	37	737	37	2,581
Gross decreases—tax positions in prior year	—	(919)	—	(919)
Settlements	(56)	—	(1,632)	—

Unrecognized tax benefit as of end of period(1)	$150	$1,786	$150	$1,786

(1)	Amounts exclude tax credits of $22 million and $462 million as of September 30, 2009 and 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

13.	Loss Per Share

The following table displays the computation of basic and diluted loss per share of common stock for the three and nine months ended September 30, 2009 and 2008.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars and shares in millions, except per share amounts)

Net loss attributable to Fannie Mae	$(18,872)	$(28,994)	$(56,794)	$(33,480)
Preferred stock dividends(1)	(883)	(419)	(1,323)	(1,044)

Net loss attributable to common stockholders—basic and diluted	$(19,755)	$(29,413)	$(58,117)	$(34,524)

Weighted-average common shares outstanding—basic and diluted(2)	5,685	2,262	5,677	1,424
Basic and diluted loss per share	$(3.47)	$(13.00)	$(10.24)	$(24.24)

(1)	Amount for the three months ended September 30, 2009 includes $885 million of dividends declared and paid and $4 million of dividends accumulated, but undeclared, as of September 30, 2009, less $6 million of dividends accumulated, but undeclared, as of June 30, 2009 on our outstanding cumulative senior preferred stock. Amount for the nine months ended September 30, 2009 includes $1.3 billion of dividends declared and paid and $4 million of dividends accumulated, but undeclared, as of September 30, 2009 on our outstanding cumulative senior preferred stock.

(2)	Amounts for the three and nine months ended September 30, 2009 include 4.6 billion weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through September 30, 2009. There were no dilutive potential common shares for the three and nine months ended September 30, 2009 and 2008.

14.	Employee Retirement Benefits

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the three and nine months ended September 30, 2009 and 2008. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended September 30,
	2009			2008
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$9	$—	$1	$7	$2	$1
Interest cost	13	3	2	12	3	3
Expected return on plan assets	(12)	—	—	(15)	—	—
Amortization of net actuarial (gain) loss	6	(1)	1	—	(1)	—
Amortization of net prior service cost (credit)	1	1	(1)	—	—	(1)
Curtailment gain	—	—	—	—	(1)	—

Net periodic benefit cost	$17	$3	$3	$4	$3	$3

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2009			2008
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$27	$1	$4	$29	$6	$4
Interest cost	40	7	7	37	8	7
Expected return on plan assets	(33)	—	—	(44)	—	—
Amortization of net actuarial (gain) loss	17	(2)	1	—	(1)	1
Amortization of net prior service cost (credit)	1	1	(4)	—	1	(4)
Amortization of initial transition obligation	—	—	1	—	—	1
Curtailment gain	—	(1)	—	—	(1)	—
Special termination benefit charge	—	—	—	—	—	3

Net periodic benefit cost	$52	$6	$9	$22	$13	$12

We contributed $55 million to our qualified pension plan for both the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, we contributed $2 million and $5 million to our nonqualified pension plans and $2 million and $7 million to our postretirement benefit plan, respectively. During the remaining period of 2009, we anticipate contributing an additional $25 million to our benefit plans, consisting of $21 million to our qualified pension plan and $2 million each to our nonqualified pension plans and to our postretirement benefit plan.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our segment results for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$176	$(47)	$3,701	$3,830
Guaranty fee income (expense)(2)	2,112	172	(361)	1,923
Trust management income	11	1	—	12
Investment gains, net	7	—	778	785
Net other-than-temporary impairments	—	—	(939)	(939)
Fair value losses, net	—	—	(1,536)	(1,536)
Debt extinguishment losses, net	—	—	(11)	(11)
Losses from partnership investments	—	(520)	—	(520)
Fee and other income	69	22	91	182
Administrative expenses	(365)	(91)	(106)	(562)
Provision for credit losses	(21,618)	(278)	—	(21,896)
Foreclosed property expense	(38)	(26)	—	(64)
Other expenses	(177)	(16)	(38)	(231)

Income (loss) before federal income taxes	(19,823)	(783)	1,579	(19,027)
Provision (benefit) for federal income taxes	(276)	99	34	(143)

Net income (loss)	(19,547)	(882)	1,545	(18,884)
Less: Net loss attributable to the noncontrolling interest	—	12	—	12

Net income (loss) attributable to Fannie Mae	$(19,547)	$(870)	$1,545	$(18,872)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$377	$(160)	$10,596	$10,813
Guaranty fee income (expense)(2)	5,943	494	(1,103)	5,334
Trust management income	35	1	—	36
Investment gains, net	65	—	898	963
Net other-than-temporary impairments	—	—	(7,345)	(7,345)
Fair value losses, net	—	—	(2,173)	(2,173)
Debt extinguishment losses, net	—	—	(280)	(280)
Losses from partnership investments	—	(1,448)	—	(1,448)
Fee and other income	247	69	231	547
Administrative expenses	(1,023)	(262)	(310)	(1,595)
Provision for credit losses	(59,253)	(1,202)	—	(60,455)
Foreclosed property expense	(1,124)	(37)	—	(1,161)
Other expenses	(571)	(34)	(223)	(828)

Income (loss) before federal income taxes	(55,304)	(2,579)	291	(57,592)
Provision (benefit) for federal income taxes	(1,059)	310	6	(743)

Net income (loss)	(54,245)	(2,889)	285	(56,849)
Less: Net loss attributable to the noncontrolling interest	—	55	—	55

Net income (loss) attributable to Fannie Mae	$(54,245)	$(2,834)	$285	$(56,794)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

	For the Three Months Ended September 30, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$133	$(86)	$2,308	$2,355
Guaranty fee income (expense)(2)	1,674	161	(360)	1,475
Trust management income	63	2	—	65
Investment gains (losses), net(3)	(17)	—	236	219
Net other-than-temporary impairments(3)	—	—	(1,843)	(1,843)
Fair value losses, net	—	—	(3,947)	(3,947)
Debt extinguishment gains, net	—	—	23	23
Losses from partnership investments	—	(587)	—	(587)
Fee and other income	68	43	53	164
Administrative expenses	(235)	(77)	(89)	(401)
Provision for credit losses	(8,740)	(23)	—	(8,763)
Foreclosed property expense(3)	(475)	(3)	—	(478)
Other expenses(3)	(148)	(29)	(18)	(195)

Loss before federal income taxes and extraordinary losses	(7,677)	(599)	(3,637)	(11,913)
Provision for federal income taxes	6,550	2,025	8,436	17,011

Loss before extraordinary losses	(14,227)	(2,624)	(12,073)	(28,924)
Extraordinary losses, net of tax effect	—	—	(95)	(95)

Net loss	(14,227)	(2,624)	(12,168)	(29,019)
Less: Net loss attributable to the noncontrolling interest(3)	—	25	—	25

Net loss attributable to Fannie Mae	$(14,227)	$(2,599)	$(12,168)	$(28,994)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2008
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$409	$(277)	$5,970	$6,102
Guaranty fee income (expense)(2)	5,435	443	(1,043)	4,835
Trust management income	242	5	—	247
Investment losses, net(3)	(102)	—	(111)	(213)
Net other-than-temporary impairments(3)	—	—	(2,405)	(2,405)
Fair value losses, net	—	—	(7,807)	(7,807)
Debt extinguishment losses, net	—	—	(158)	(158)
Losses from partnership investments	—	(923)	—	(923)
Fee and other income	262	156	198	616
Administrative expenses	(809)	(289)	(327)	(1,425)
Provision for credit losses	(16,898)	(23)	—	(16,921)
Foreclosed property expense(3)	(910)	(2)	—	(912)
Other expenses(3)	(568)	(102)	(132)	(802)

Loss before federal income taxes and extraordinary events	(12,939)	(1,012)	(5,815)	(19,766)
Provision for federal income taxes	4,702	1,387	7,518	13,607

Loss before extraordinary losses	(17,641)	(2,399)	(13,333)	(33,373)
Extraordinary losses, net of tax effect	—	—	(129)	(129)

Net loss	(17,641)	(2,399)	(13,462)	(33,502)
Less: Net loss attributable to the noncontrolling interest(3)	—	22	—	22

Net loss attributable to Fannie Mae	$(17,641)	$(2,377)	$(13,462)	$(33,480)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation.

16.	Regulatory Capital Requirements

In October 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We will continue to submit capital reports to FHFA during the conservatorship and FHFA will continue to closely monitor our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of September 30, 2009 and December 31, 2008, we had a minimum capital deficiency of $91.7 billion and $42.2 billion, respectively. These amounts exclude the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, since senior preferred stock is not included in core capital due to its cumulative dividend provisions.

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of September 30, 2009 and December 31, 2008, we had a net worth deficit of $15.0 billion and $15.2 billion, respectively.

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

The following table displays the percentage of our conventional single-family guaranty book of business that consists of interest-only loans, negative-amortizing adjustable rate mortgages (“ARMs”) and loans with an estimated mark-to-market loan to value (“LTV”) ratios greater than 80% as of September 30, 2009 and December 31, 2008.

	Percentage of Conventional
	Single-Family Guaranty
	Book of Business
	As of
	September 30, 2009	December 31, 2008

Interest-only	7%	8%
Negative-amortizing ARMs	1	1
Estimated mark-to-market LTV greater than 80%	36	34

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our single-family mortgage credit book of business as of September 30, 2009 and December 31, 2008.

	As of
	September 30, 2009		December 31, 2008
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$261,685	9%	$295,622	10%
Subprime(3)	16,889	—	19,086	1

Total	$278,574	9%	$314,708	11%

Private-label securities:
Alt-A(4)	$25,255	1%	$27,858	1%
Subprime(5)	21,741	1	24,551	1

Total	$46,996	2%	$52,409	2%

(1)	Calculated based on total unpaid principal balance of our single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Other Concentrations

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 81% of our single-family mortgage credit book of business as of both September 30, 2009 and December 31, 2008, respectively. Our ten largest multifamily mortgage servicers including their affiliates serviced 76% and 75% of our multifamily mortgage credit book of business as of September 30, 2009 and December 31, 2008, respectively.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business of $101.8 billion and $7.7 billion, respectively, as of September 30, 2009, compared with $109.0 billion and $9.7 billion, respectively, as of December 31, 2008. Over 99% of our mortgage insurance was provided by eight mortgage insurance companies as of both September 30, 2009 and December 31, 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and financial condition of many mortgage insurers. We had total mortgage insurance coverage risk in force of $109.5 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2009, which represented approximately 4% of our single-family guaranty book of business as of September 30, 2009. The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth. We had outstanding receivables from mortgage insurers of $1.8 billion as of September 30, 2009 and $1.1 billion as of December 31, 2008, related to amounts claimed on insured, defaulted loans that we have not yet received. We have included a reserve for probable losses from our mortgage insurer counterparties of $1.0 billion in our loss reserves as of September 30, 2009 due to their inability to fully pay claims. We did not record a reserve for probable losses from our mortgage insurer counterparties in 2008.

Financial Guarantors.  We were the beneficiary of financial guarantees totaling approximately $9.6 billion and $10.2 billion as of September 30, 2009 and December 31, 2008, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We obtained these guarantees from nine financial guaranty insurance companies. In addition, we are the beneficiary of financial guarantees totaling $69.4 billion and $43.5 billion as of September 30, 2009 and December 31, 2008, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth. Nine financial guarantors provided bond insurance coverage to us as of September 30, 2009, of which only one of the financial guarantors had an investment grade rating. We considered the financial strength of our financial guarantors in assessing our securities for other-than-temporary impairment.

Derivatives Counterparties.  For information on credit risk associated with our derivatives transactions refer to “Note 11, Derivative Instruments and Hedging Activities.”

18.	Fair Value of Financial Instruments

The FASB requires our disclosures about fair value of financial instruments to include commitments to purchase multifamily mortgage and single-family mortgage loans, which are off-balance sheet financial instruments that are not recorded in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and other postretirement benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying value and estimated fair value of our financial instruments as of September 30, 2009 and December 31, 2008.

	As of
	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$15,865	$15,865	$18,462	$18,462
Federal funds sold and securities purchased under agreements to resell	34,856	34,856	57,418	57,420
Trading securities	97,288	97,288	90,806	90,806
Available-for-sale securities	270,557	270,557	266,488	266,488
Mortgage loans held for sale	28,948	29,672	13,270	13,458
Mortgage loans held for investment, net of allowance for loan losses	379,425	374,732	412,142	406,233
Advances to lenders	4,587	4,280	5,766	5,412
Derivative assets	766	766	869	869
Guaranty assets and buy-ups	8,739	12,893	7,688	9,024

Total financial assets	$841,031	$840,909	$872,909	$868,172

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$112	113	$77	$77
Short-term debt	240,795	240,999	330,991	332,290
Long-term debt	562,195	588,626	539,402	574,281
Derivative liabilities	1,330	1,330	2,715	2,715
Guaranty obligations	13,169	125,097	12,147	90,875

Total financial liabilities	$817,601	$956,165	$885,332	$1,000,238

(1)	Includes restricted cash of $483 million and $529 million as of September 30, 2009 and December 31, 2008, respectively.

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

Trading Securities and AFS Securities—Our investments in securities are recognized at fair value in our condensed consolidated financial statements. Fair values of securities are primarily based on observable market prices or prices obtained from third parties. Details of these estimated fair values by type are displayed in “Note 6, Investments in Securities.”

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Mortgage Loans Held for Sale—HFS loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements.

Mortgage Loans Held for Investment—HFI loans are recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of unamortized premiums and discounts, cost basis adjustments and an allowance for loan losses. We determine the fair value of our mortgage loans based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements. Certain loans that do not qualify for Fannie Mae MBS securitization are valued using market based data for similar loans or through a model approach that simulates a loan sale via a synthetic structure.

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

Guaranty Assets and Buy-ups—We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one month LIBOR plus the option-adjusted spread (“OAS”) for interest-only trust securities. The interest-only OAS is calibrated using prices of a representative sample of interest-only trust securities. We believe the remitted fee income is less liquid than interest-only trust securities and more like an excess servicing strip. We take a further haircut of the present value for liquidity considerations. The haircut is based on market quotes from dealers. The fair value of the guaranty assets as presented in the table above and the recurring fair value measurement table below include the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but is recorded separately as a component of “Other assets” in our condensed consolidated balance sheets. While the fair value of the guaranty assets reflect all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the current FASB guidance on guarantor’s accounting and disclosure requirements for guarantees.

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

Guaranty Obligations—The fair value of all guaranty obligations (“GO”), measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the GO using our internal GO valuation models which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as default rates, severity rates and required rate of return. We further adjust the model values based on our current market pricing when such transactions reflect credit characteristics that are similar to our outstanding guaranty obligations. While the fair value of the GO reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the current FASB guidance on guarantor’s accounting and disclosure requirements for guarantees.

Fair Value Measurement

The inputs used to determine fair value can be readily observable, market corroborated or unobservable. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Valuation Hierarchy

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. We perform a detailed analysis of the assets and liabilities that are subject to fair value measurement to determine the appropriate level based on the observability of the inputs used in the valuation techniques. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.

Level 3:	Unobservable inputs.

Level 1 consists of instruments whose value is based on quoted market prices in active markets, such as U.S. Treasuries.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Recurring Change in Fair Value

The following tables display our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of September 30, 2009 and December 31, 2008. Specifically, total assets measured at fair value on a recurring basis and classified as level 3 were $49.8 billion, or 6% of “Total assets,” and $62.0 billion, or 7% of “Total assets,” in our condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

	Fair Value Measurements as of September 30, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities
Mortgage-related securities:
Fannie Mae single-class MBS	$—	$53,158	$2	$—	$53,160
Fannie Mae structured MBS	—	2,589	6,075	—	8,664
Non-Fannie Mae single-class	—	11,332	—	—	11,332
Non-Fannie Mae structured	—	2,146	2,414	—	4,560
Non-Fannie Mae structured multifamily (CMBS)	—	9,158	—	—	9,158
Mortgage revenue bonds	—	—	627	—	627
Non-mortgage-related securities:
Asset-backed securities	—	9,144	119	—	9,263
Corporate debt securities	—	521	—	—	521
Other	3	—	—	—	3

Total trading securities	3	88,048	9,237	—	97,288
Available-for-sale securities
Mortgage-related securities:
Fannie Mae single-class MBS	—	110,225	149	—	110,374
Fannie Mae structured MBS	—	51,921	1,906	—	53,827
Non-Fannie Mae single-class	—	44,453	153	—	44,606
Non-Fannie Mae structured	—	12,696	20,624	—	33,320
Non-Fannie Mae structured multifamily (CMBS)	—	12,969	—	—	12,969
Mortgage revenue bonds	—	26	13,324	—	13,350
Other	—	25	2,086	—	2,111

Total available-for-sale securities	—	232,315	38,242	—	270,557
Derivative assets(2)	—	26,729	265	(26,228)	766
Guaranty assets and buy-ups	—	—	2,100	—	2,100

Total assets at fair value	$3	$347,092	$49,844	$(26,228)	$370,711

Liabilities:
Long-term debt	$—	$10,390	$684	$—	$11,074
Derivative liabilities(2)	—	37,268	5	(35,943)	1,330
Other liabilities	—	47	—	—	47

Total liabilities at fair value	$—	$47,705	$689	$(35,943)	$12,451

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2009 and 2008. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in our condensed consolidated statement of operations for level 3 assets and liabilities for the three and nine months ended September 30, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	For the Three Months Ended September 30, 2009
		Total Gains or (Losses)		Purchases,			Net Unrealized Gains
		(Realized/Unrealized)		Sales,			(Losses) Included in
			Included in	Issuances,	Transfers		Net Loss Related to
	Balance,		Other	and	in/out of	Balance,	Assets and Liabilities
	July 1,	Included	Comprehensive	Settlements,	Level 3,	September 30,	Still Held as of
	2009	in Net Loss	Loss	Net	Net(1)	2009	September 30, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2	$—	$—	$—	$—	$2	$—
Fannie Mae structured MBS	6,398	8	—	(341)	10	6,075	7
Non-Fannie Mae structured	2,692	40	—	(142)	(176)	2,414	(7)
Mortgage revenue bonds	617	12	—	(2)	—	627	12
Asset-backed securities	19	1	—	(6)	105	119	—

Total Trading Securities	$9,728	$61	$—	$(491)	$(61)	$9,237	$12

Available-for-sale securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$154	$—	$1	$(6)	$—	$149	$—
Fannie Mae structured MBS	3,499	(9)	70	(57)	(1,597)	1,906	—
Non-Fannie Mae single-class	155	—	3	(5)	—	153	—
Non-Fannie Mae structured	21,223	(246)	1,172	(1,176)	(349)	20,624	—
Mortgage revenue bonds	13,015	(6)	586	(271)	—	13,324	—
Other	1,869	(7)	309	(85)	—	2,086	—

Total AFS Securities	$39,915	$(268)	$2,141	$(1,600)	$(1,946)	$38,242	$—

Net Derivatives	232	108	—	(81)	1	260	123
Guaranty assets & buy-ups	1,483	261	116	240	—	2,100	341
Long-term debt	(1,024)	(61)	—	400	1	(684)	(55)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	For the Nine Months Ended September 30, 2009
		Total Gains or (Losses)		Purchases,			Net Unrealized Gains
		(Realized/Unrealized)		Sales,			(Losses) Included in
			Included in	Issuances,	Transfers		Net Loss Related to
	Balance,		Other	and	in/out of	Balance,	Assets and Liabilities
	January 1,	Included	Comprehensive	Settlements,	Level 3,	September 30,	Still Held as of
	2009	in Net Loss	Loss	Net	Net(1)	2009	September 30, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2	$—	$—	$—	$—	$2	$—
Fannie Mae structured MBS	6,933	238	—	(1,050)	(46)	6,075	255
Non-Fannie Mae single-class	1	—	—	(1)	—	—	—
Non-Fannie Mae structured	3,602	(24)	—	(472)	(692)	2,414	(29)
Mortgage revenue bonds	695	(59)	—	(9)	—	627	(59)
Non-mortgage-related securities:
Asset-backed securities	1,475	(44)	—	(48)	(1,264)	119	—
Corporate debt securities	57	3	—	(116)	56	—	—

Total Trading Securities	$12,765	$114	$—	$(1,696)	$(1,946)	$9,237	$167

Available-for-sale securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2,355	$—	$61	$(235)	$(2,032)	$149	$—
Fannie Mae structured MBS	3,254	(46)	130	(273)	(1,159)	1,906	—
Non-Fannie Mae single-class	178	—	(3)	(16)	(6)	153	—
Non-Fannie Mae structured	27,707	(4,632)	4,555	(3,880)	(3,126)	20,624	—
Mortgage revenue bonds	12,456	(13)	1,567	(686)	—	13,324	—
Other	1,887	(69)	545	(277)	—	2,086	—

Total AFS Securities	$47,837	$(4,760)	$6,855	$(5,367)	$(6,323)	$38,242	$—

Net Derivatives	310	1	—	(53)	2	260	22
Guaranty assets & buy-ups	1,083	210	194	613	—	2,100	500
Long-term debt	(2,898)	(25)	—	1,715	524	(684)	(56)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	For the Three Months Ended September 30, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of July 1, 2008	$14,325	$40,033	$163	$1,947	$(3,309)
Realized/unrealized gains (losses) included in net loss	(631)	(890)	49	(44)	23
Unrealized losses included in other comprehensive loss	—	(1,574)	—	(123)	—
Purchases, sales, issuances, and settlements, net	(948)	2,440	(57)	86	775
Transfers in/out of level 3, net(3)	1,427	13,314	(84)	—	—

Ending balance as of September 30, 2008	$14,173	$53,323	$71	$1,866	$(2,511)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of September 30, 2008(2)	$(513)	$—	$(4)	$(63)	$31

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	For the Nine Months Ended September 30, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Realized/unrealized gains (losses) included in net loss	(1,074)	(987)	41	157	29
Unrealized losses included in other comprehensive loss	—	(2,655)	—	(113)	—
Purchases, sales, issuances, and settlements, net	(3,348)	611	(149)	254	5,150
Transfers in/out of level 3, net(3)	87	35,434	18	—	198

Ending balance as of September 30, 2008	$14,173	$53,323	$71	$1,866	$(2,511)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of September 30, 2008(2)	$(460)	$—	$(49)	$145	$76

(1)	The net transfers to level 2 from level 3 are due to improvements in pricing transparency from recent transactions, which provided some convergence in prices obtained by third party vendors for certain products, including private-label securities backed by non-fixed rate Alt-A securities.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

(3)	During the three and nine months ended September 30, 2008, transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display gains and losses (realized and unrealized) recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008, for assets and liabilities transferred into level 3 and measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2009
	Trading	Available-for-sale	Trading	Available-for-sale
	Securities	Securities	Securities	Securities
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$5	$(54)	$3	$77
Unrealized gains included in other comprehensive loss	—	238	—	232

Total gains	$5	$184	$3	$309

Amount of level 3 transfers in	$178	$1,168	$543	$6,155

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2008
		Available-			Available-
	Trading	for-sale	Net	Trading	for-sale	Net
	Securities	Securities	Derivatives	Securities	Securities	Derivatives

Realized and unrealized gains (losses) included in net loss	$(203)	$(442)	$(84)	$(382)	$(662)	$18
Unrealized losses included in other comprehensive loss	—	(78)	—	—	(2,326)	—

Total gains (losses)	$(203)	$(520)	$(84)	$(382)	$(2,988)	$18

Amount of level 3 transfers in	$2,807	$18,295	$(84)	$8,467	$48,346	$18

The following tables display pre-tax gains and losses (realized and unrealized) included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, for our level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended September 30, 2009
	Interest				Other
	Income	Guaranty	Investment	Fair Value	than
	Investment in	Fee	Gains	Gains	Temporary
	Securities	Income	(Losses), Net	(Losses), Net	Impairments	Total
	(Dollars in millions)

Total realized and unrealized losses included in net loss as of September 30, 2009	$75	$260	$1	$114	$(349)	$101
Net unrealized losses related to level 3 assets and liabilities still held as of September 30, 2009	$—	$341	$—	$80	$—	$421

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2009
	Interest				Other
	Income	Guaranty	Investment	Fair Value	than
	Investment in	Fee	Gains	Gains	Temporary
	Securities	Income	(Losses), Net	(Losses), Net	Impairments	Total
	(Dollars in millions)

Total realized and unrealized losses included in net loss as of September 30, 2009	$465	$209	$—	$102	$(5,236)	$(4,460)
Net unrealized losses related to level 3 assets and liabilities still held as of September 30, 2009	$—	$500	$—	$133	$—	$633

	For the Three Months Ended September 30, 2008
	Interest			Fair
	Income	Guaranty	Investment	Value Gains
	Investment in	Fee	Gains (Losses),	(Losses),
	Securities	Income	Net	Net	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of September 30, 2008	$10	$(149)	$(807)	$(547)	$(1,493)
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of September 30, 2008	$—	$(63)	$—	$(486)	$(549)

	For the Nine Months Ended September 30, 2008
	Interest			Fair
	Income	Guaranty	Investment	Value Gains
	Investment in	Fee	Gains (Losses),	(Losses),
	Securities	Income	Net	Net	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss as of September 30, 2008	$5	$(137)	$(719)	$(983)	$(1,834)
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of September 30, 2008	$—	$145	$—	$(433)	$(288)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-recurring Change in Fair Value

The following tables display assets and liabilities measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the three and nine months ended September 30, 2009 and 2008, as a result of fair value measurements.

						For the	For the
						Three Months	Nine Months
	Fair Value Measurements					Ended	Ended
	As of September 30, 2009					September 30, 2009	September 30, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Estimated		Total Gains	Total Gains
	(Level 1)	(Level 2)	(Level 3)	Fair Value		(Losses)	(Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$14,836	$2,773	$17,609	(1)	$(236)	$(800)
Mortgage loans held for investment, at amortized cost	—	330	3,452	3,782	(2)	(317)	(851)
Acquired property, net	—	—	10,129	10,129	(3)	(29)	(318)
Guaranty assets	—	—	2,249	2,249		(41)	(224)
Master servicing assets	—	—	300	300		45	(350)
Partnership investments	—	—	5,182	5,182		(380)	(829	)(4)

Total assets at fair value	$—	$15,166	$24,085	$39,251		$(958)	$(3,372)

Liabilities:
Master servicing liabilities	$—	$—	$44	$44		$—	$(11)

Total liabilities at fair value	$—	$—	$44	$44		$—	$(11)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

						For the	For the
						Three Months	Nine Months
	Fair Value Measurements					Ended	Ended
	As of September 30, 2008					September 30, 2008	September 30, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total Gains	Total
	(Level 1)	(Level 2)	(Level 3)	Value		(Losses)	Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$19,032	$1,130	$20,162	(1)	$5	$(310)
Mortgage loans held for investment, at amortized cost	—	—	1,180	1,180	(2)	(26)	(61)
Acquired property, net	—	—	5,989	5,989	(3)	(349)	(828)
Guaranty assets	—	—	4,191	4,191		(145)	(445)
Master servicing assets	—	—	620	620		20	(242)

Total assets at fair value	$—	$19,032	$13,110	$32,142		$(495)	$(1,886)

Liabilities:
Master servicing liabilities	$—	$—	$9	$9		$(1)	$(1)

Total liabilities at fair value	$—	$—	$9	$9		$(1)	$(1)

(1)	Includes $14.4 billion and $13.6 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of September 30, 2009 and 2008, respectively.

(2)	Includes $977 million and $99 million of mortgage loans held for investment that were redesignated to mortgage loans held for sale, liquidated or transferred to foreclosed properties as of September 30, 2009 and 2008, respectively.

(3)	Includes $5.7 billion and $2.5 billion of foreclosed properties that were sold as of September 30, 2009 and 2008, respectively.

(4)	Represents impairment charge related to LIHTC partnerships and other equity investments in multifamily properties as of September 30, 2009.

Valuation Classification

The following is a description of the fair value techniques used for instruments measured at fair value under the FASB guidance on fair value measurements as well as the general classification of such instruments pursuant to the valuation hierarchy set forth under this guidance.

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

Mortgage Loans Held for Sale—Includes loans classified as level 2 where fair value is determined based on comparisons to Fannie Mae MBS with similar characteristics, either on a pool or loan level. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangement. Level 3 inputs include MBS values where price is influenced significantly by extrapolation from observable market data, products in inactive markets or unobservable inputs.

Mortgage Loans Held for Investment— Includes loans classified as level 2 where fair value is determined based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangement. Level 3 inputs include MBS values where price is influenced significantly by extrapolation from observable market data, products in inactive markets or unobservable inputs. Valuations are based on indicative dealer prices and level 3 inputs include the estimated value of primary mortgage insurance on loans that have coverage.

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

Guaranty Assets and Buy-ups—Guaranty assets related to our portfolio securitizations are measured at fair value on a recurring basis and are classified within level 3 of the valuation hierarchy. Impaired guaranty assets in lender swap transactions are measured at fair value on a non-recurring basis and are classified within level 3 of the fair value hierarchy. As described above, level 3 inputs include management’s best estimate of certain key assumptions.

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

Partnership Investments—Our investments in LIHTC partnerships trade in a market with limited observable transactions. We determine the fair value of our LIHTC investments using internal models that estimate the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates are based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which require significant management judgment, include discount rates and projections related to the amount and timing of tax benefits. We compare our model results to independent third party valuations to validate the reasonableness of our assumptions and valuation results. We also compare our model results to the limited number of observed market transactions and make adjustments to reflect differences between the risk profile of the observed market transactions and our LIHTC investments. Our equity investments in LIHTC limited partnerships are classified within the level 3 hierarchy of fair value measurement.

Short-Term Debt and Long-Term Debt—The majority of our debt instruments are priced using pricing services. When third-party pricing is not available on non-callable debt, we use a discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. When third-party pricing is not available for callable bonds, we use internally-developed models calibrated to market to price these bonds. Included within short-term debt and long-term debt are structured notes for which we elected to record the fair value option for financial instruments provided by the FASB guidance. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivatives through which we have swapped out of the structured features of the notes. Where the inputs into the valuation are primarily based upon observable market data, our debt is classified within level 2 of the valuation hierarchy. Where significant inputs are unobservable or valued with a quote from a single source, our debt is classified within level 3 of the valuation hierarchy.

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

Fair Value Option

The FASB guidance on the fair value option for financial instruments allows companies the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities, and requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption on a contract-by-contract basis.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Elections

The following is a discussion of the primary financial instruments for which we made fair value elections and the basis for those elections.

Non-mortgage-related securities

We elected the fair value option for all non-mortgage-related securities, as these securities are held primarily for liquidity risk management purposes. The fair value of these instruments reflects the most transparent basis of reporting. Instruments which were held at adoption had an aggregate fair value of $9.7 billion and $16.5 billion as of September 30, 2009 and December 31, 2008, respectively.

Prior to the adoption of the FASB guidance on the fair value option for financial instruments, these available-for-sale securities were recorded at fair value in accordance with the FASB guidance on accounting for investments in debt and equity securities, with changes in fair value recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our condensed consolidated statements of operations.

Mortgage-related securities

We elected the fair value option for certain 15-year and 30-year agency mortgage-related securities that were previously classified as available-for-sale securities in our mortgage portfolio. These securities were selected for the fair value option primarily in order to reduce the volatility in earnings that results from accounting asymmetry between our derivatives that are accounted for at fair value through earnings and our available-for-sale securities that are accounted for at fair value through AOCI. Instruments which were held at adoption had an aggregate fair value of $14.1 billion and $16.4 billion as of September 30, 2009 and December 31, 2008, respectively.

Prior to the adoption of the FASB guidance on the fair value option for financial instruments, these available-for-sale securities were recorded at fair value in accordance with the FASB guidance on accounting for investments in debt and equity securities, with changes in fair value recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our condensed consolidated balance sheet and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our condensed consolidated statements of operations.

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

As of September 30, 2009, these instruments had an aggregate fair value and unpaid principal balance of $11.1 billion and $11.0 billion, respectively, recorded in “Long-term debt,” in our condensed consolidated

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

balance sheet. There were no outstanding short-term structured debt instruments elected under the fair value option remaining as of September 30, 2009.

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

Changes in Fair Value under the Fair Value Option Election

The following tables display debt fair value losses, net, including changes attributable to instrument-specific credit risk. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 for which the fair value election was made.

	For the Three Months Ended
	September 30,
	2009			2008
	Short-Term	Long-Term	Total Gains	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)	Debt	Debt	(Losses)
	(Dollars in millions)			(Dollars in millions)

Changes in instrument-specific credit risk	$—	$6	$6	$(10)	$(113)	$(123)
Other changes in fair value	—	(54)	(54)	16	141	157

Debt fair value gains (losses), net	$—	$(48)	$(48)	$6	$28	$34

	For the Nine Months Ended
	September 30,
	2009			2008
	Short-Term	Long-Term	Total Gains	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)	Debt	Debt	(Losses)
	(Dollars in millions)			(Dollars in millions)

Changes in instrument-specific credit risk	$—	$38	$38	$(5)	$(50)	$(55)
Other changes in fair value	—	(94)	(94)	10	93	103

Debt fair value gains (losses), net	$—	$(56)	$(56)	$5	$43	$48

In determining the instrument-specific risk, the changes in Fannie Mae debt spreads to LIBOR that occurred during the period were taken into consideration with the overall change in the fair value of the debt for which we elected the fair value option for financial instruments. Specifically, cash flows are evaluated taking into consideration any derivatives through which Fannie Mae has swapped out of the structured features of the notes and thus created a floating rate LIBOR-based debt instrument. The change in value of these LIBOR-based cash flows based on the Fannie Mae yield curve at the beginning and end of the period represents the instrument-specific risk.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

19.	Commitments and Contingencies

Legal Contingencies

We are party to various types of legal proceedings. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, investigations and other matters. An unfavorable outcome in certain of these legal proceedings could have a material adverse effect on our business, financial condition, results of operations, cash flows, and net worth. In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot state with confidence what the eventual outcome of the pending matters will be and we may ultimately pay amounts that differ materially from our estimates. Reserves are established for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. We have recorded a reserve for legal claims related to matters for which we were able to determine a loss was probable and reasonably estimable. For all other pending matters, we have concluded that a loss was not both probable and reasonably estimable as of November 5, 2009, therefore, we have not recorded a reserve for those matters. With respect to the lawsuits described below, whether or not we have recorded a reserve, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

In re Fannie Mae 2008 Securities Litigation

Beginning on August 7, 2008, a series of shareholder lawsuits were filed against underwriters of issuances of certain Fannie Mae common and preferred stock. Several of these lawsuits were also filed against us and/or against certain current and former Fannie Mae officers and directors. Most of these lawsuits were filed in the U.S. District Court for the Southern District of New York. While the factual allegations in these cases vary to some degree, these plaintiffs generally allege that defendants misled investors by understating the company’s need for capital, causing putative class members to purchase shares at artificially inflated prices. The various complaints allege violations of Section 12(a)(2) of the Securities Act of 1933 and/or violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934 and seek various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

On July 2, 2009, plaintiff Malka Krausz filed a motion for relief from the district court’s April 16, 2009 consolidation order requiring the dismissal of her individual complaint. Although both lead plaintiffs and defendants opposed this motion, the Court ruled on August 17, 2009 that Krausz’s case will remain open on the docket as a separate action and consolidated with the principal action.

On July 13, 2009, we and the other defendants against whom the Securities Act claims were asserted filed a motion to dismiss those claims.

On August 5, 2009, plaintiff Daniel Kramer filed a motion to remand his individual complaint back to state court.

On September 18, 2009 we and the other defendants against whom the Securities Exchange Act claims were asserted filed motions to dismiss those claims.

On October 13, 2009, the Court entered an order allowing FHFA to intervene in this case.

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

On August 17, 2009, the Court ordered plaintiff to show cause in writing as to why its individual complaint should not be dismissed pursuant to the Court’s April 16, 2009 order in In re Fannie Mae 2008 Securities Litigation. Plaintiff submitted a response on August 26, 2009. On October 7, 2009, the Court concluded that plaintiff failed to show cause and dismissed its case. On October 20, 2009, plaintiff moved for reconsideration of the Court’s dismissal order or, in the alternative, for findings of fact or conclusions of law supporting the Court’s order.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

In re Fannie Mae 2008 ERISA Litigation (formerly Gwyer v. Fannie Mae Compensation Committee, et al. (Gwyer II); Moore v. Fannie Mae, et al.)

On October 23, 2008, Mary P. Moore filed a proposed class action complaint in the U.S. District Court for the District of Columbia against our Board of Directors’ Compensation Committee, our Benefits Plans Committee, and certain current and former Fannie Mae officers and directors. Similarly, on November 25, 2008, David Gwyer filed a nearly identical lawsuit in that same court. Both cases are based on ERISA. Plaintiffs allege that defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The complaints allege that the defendants breached purported fiduciary duties with respect to the ESOP. The plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief.

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

On September 11, 2009, plaintiffs filed a consolidated complaint naming as defendants certain of our current and former officers and directors, including members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors. Plaintiffs allege that defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief. On October 13, 2009, the Court entered an order

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

allowing FHFA to intervene in this case. On November 2, 2009, defendants filed motions to dismiss these claims.

Fees Litigation

Okrem v. Fannie Mae, et al.

A complaint was filed on January 2, 2009 against us, Washington Mutual, FSB, the law firm of Zucker, Goldberg & Ackerman and other unnamed parties in the U.S. District Court for the District of New Jersey, in which plaintiffs purport to represent a class of borrowers who had home loans that were foreclosed upon and were either held or serviced by Fannie Mae or Washington Mutual and were charged attorneys’ fees and other costs, which they contend were in excess of amounts actually incurred and/or in excess of the amount permitted by law. An amended complaint was filed on February 1, 2009, which made some technical amendments and substituted Washington Mutual Bank for Washington Mutual, FSB. Plaintiffs contend that the defendants were engaged in a scheme to overcharge defaulting borrowers of residential mortgages. The amended complaint contains claims under theories of breach of contract, negligence, breach of duty of good faith and fair dealing, unjust enrichment, unfair and deceptive acts or practices, violations of the New Jersey Consumer Fraud Act, violations of New Jersey state court rules, and violations of the New Jersey Truth-In-Consumer Contract, Warranty and Notice Act. The plaintiffs seek $15 million in damages as well as punitive, exemplary, enhanced and treble damages, restitution, disgorgement, certain equitable relief and their fees and costs. A second amended complaint was filed on June 19, 2009, adding an additional defendant, the law firm of Brice, Vander, Linden & Wernick. On July 2, 2009, the court struck the second amended complaint for filing without leave. On July 30, 2009, we filed a motion to dismiss the first amended complaint. On September 24, 2009, the Court issued an order entering a joint stipulation dismissing the case with prejudice.

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

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. The plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied. Plaintiffs filed an amended complaint on December 16, 2005. On July 13, 2009, the Court denied plaintiffs’ motion for class certification. On July 27, 2009, plaintiffs filed a petition for permission to appeal the Court’s order. On October 1, 2009, the U.S. Court of Appeals for the Fifth Circuit granted plaintiffs’ permission to appeal.

20.	Subsequent Event

On October 19, 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac. The memorandum of understanding sets forth the terms under which we, Freddie Mac and Treasury intend to provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. The memorandum of understanding contemplates providing assistance to the HFAs through three separate assistance programs: a temporary credit and liquidity facilities program, a new issue bond program and a multifamily credit enhancement program. The parties’ obligations with respect to transactions under the three assistance programs contemplated by the memorandum of understanding will become binding when the parties execute definitive transaction documentation.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2009, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2009 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of September 30, 2009 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2009 or as of the date of this filing, and we have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Material Weakness in Internal Control Over Financial Reporting.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate the weakness in our disclosure controls and procedures while we are under conservatorship.

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we continued to have the following material weakness as of September 30, 2009 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2009 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship. For a description of mitigating actions we have taken relating to this material weakness, see “Mitigating Actions Relating to Material Weakness” below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes in our internal control over financial reporting since June 30, 2009 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

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

While we continue to engage in discussions regarding improving our internal processes, including our other-than-temporary impairment process for private-label mortgage-related securities, consistent with industry practices, and in implementing changes to those processes across business units, we completed our remediation of the material weakness regarding the other-than-temporary impairment process for private-label mortgage-related securities in the third quarter of 2009. We completed the remediation of this material weakness by taking the following actions during the third quarter of 2009: (i) we completed and verified the implementation of additional business and technology controls over the data inputs into the models used in measuring expected cash flows for the other-than-temporary impairment assessment process for private-label mortgage-related securities and (ii) we completed the implementation of newly re-designed processes and controls to provide for adequate testing and validation of modifications to these models and their inputs prior to use in our other-than-temporary impairment assessment.

MITIGATING ACTIONS RELATING TO MATERIAL WEAKNESS

As described above under “Material Weakness in Internal Control Over Financial Reporting,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2009 (“Third Quarter 2009 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2009 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the Third Quarter 2009 Form 10-Q, was not aware of any material misstatements or omissions in the Third Quarter 2009 Form 10-Q, and had no objection to our filing the Third Quarter 2009 Form 10-Q.

•	The Director of FHFA or, after August 2009, the Acting Director of FHFA, and our Chief Executive Officer have been in frequent communication, typically meeting on a weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth in “Part I—Item 3—Legal Proceedings” of our 2008 Form 10-K, and in “Part II—Item 1—Legal Proceedings” of our First Quarter 2009 Form 10-Q and our Second Quarter 2009 Form 10-Q. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference below or in our 2008 Form 10-K, First Quarter 2009

Form 10-Q or Second Quarter 2009 Form 10-Q. We have recorded a reserve for legal claims related to matters for which we were able to determine a loss was both probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. If certain of these matters are determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition, including our net worth.

In re Fannie Mae 2008 Securities Action

On July 2, 2009, plaintiff Malka Krausz filed a motion for relief from the U.S. Court of Appeals for the Second Circuit’s April 16, 2009 consolidation order requiring the dismissal of her individual complaint. Although both lead plaintiffs and defendants opposed this motion, the Court ruled on August 17, 2009 that Krausz’s case will remain open on the docket as a separate action and consolidated with the principal action.

On July 13, 2009, we and the other defendants against whom the Securities Act claims were asserted filed a motion to dismiss those claims.

On August 5, 2009, plaintiff Daniel Kramer filed a motion to remand his individual complaint back to state court.

On September 18, 2009, we and the other defendants against whom the Securities Exchange Act claims were asserted filed motions to dismiss those claims.

On October 13, 2009, the Court entered an order allowing FHFA to intervene in this case.

Comprehensive Investment Services v. Mudd, et al.

This case was transferred to the Southern District of New York on July 7, 2009. On August 17, 2009, the Court ordered the plaintiff to show cause in writing as to why its individual complaint should not be dismissed pursuant to the Court’s April 16, 2009 order in In re Fannie Mae 2008 Securities Litigation. The plaintiff submitted a response on August 26, 2009. On October 7, 2009, the Court concluded that the plaintiff failed to show cause and dismissed its case. On October 20, 2009, plaintiff moved for reconsideration of the Court’s dismissal order or, in the alternative, for findings of fact or conclusions of law supporting the Court’s order.

Kellmer, Middleton, Arthur, and Agnes Derivative Litigation

On July 2, 2009, Kellmer and Agnes filed notices of appeal to the U.S. Court of Appeals for the District of Columbia of the district court’s order granting FHFA’s motion to substitute itself for the shareholder derivative plaintiffs. On August 24, 2009, the parties made initial filings in the appeals. Kellmer also filed a motion to consolidate the two appeals, which the Court granted on September 9, 2009.

On August 28, 2009, FHFA filed a motion to voluntarily dismiss the Agnes case without prejudice or, in the alternative, to stay proceedings for 180 days. Certain defendants opposed this motion and filed their own cross-motion to dismiss. On September 11, 2009, Kellmer and Agnes sought leave to appear as amici curiae to oppose FHFA’s motion. Those motions are currently pending. On September 25, 2009, FHFA filed motions to dismiss or, in the alternative, to stay the Kellmer, Middleton, and Arthur cases.

In re Fannie Mae 2008 ERISA Litigation

On September 11, 2009, plaintiffs filed a consolidated complaint naming as defendants certain of our current and former officers and directors, including members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors. Plaintiffs allege that defendants, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs and injunctive and other equitable relief. On November 2, 2009, defendants filed motions to dismiss these claims.

On October 13, 2009, the Court entered an order allowing FHFA to intervene in this case.

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

On July 27, 2009, plaintiffs filed a petition for permission to appeal the Court’s order denying their motion for class certification. On October 1, 2009, the U.S. Court of Appeals for the Fifth Circuit granted plaintiffs’ permission to appeal.

Okrem v. Fannie Mae, et al.

On September 24, 2009, the Court issued an order entering a joint stipulation dismissing the case with prejudice.

Additional Legal Proceedings

We describe additional legal proceedings in “Notes to Condensed Consolidated Financial Statements—Note 19, Commitments and Contingencies.” The information in that section under the headings “Securities Class Action Lawsuits,” “ERISA Actions,” “Fees Litigation,” “Investigation by the Securities and Exchange Commission,” “Investigation by the Department of Justice,” and “Escrow Litigation” is incorporated herein by reference.

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

We do not know when or how the conservatorship will be terminated or what changes to our business structure will be made during or following the termination of the conservatorship. We do not know whether we will exist in the same or a similar form or whether the conservatorship will end in receivership or in some other manner. As described in “Part I—Item 2—MD&A—Legislative and Regulatory Matters—Obama Administration Financial Regulatory Reform Plan and Congressional Hearing” of our Second Quarter 2009 Form 10-Q, the Obama Administration’s June 2009 white paper on financial regulatory reform stated that Treasury and HUD, in consultation with other government agencies, will engage in a wide-ranging initiative to develop recommendations on the future of Fannie Mae, Freddie Mac and the Federal Home Loan Bank

system. The Administration has stated that it expects to provide these recommendations in February 2010. Since June 2009, Congressional committees and subcommittees have held hearings to discuss the present condition and future status of Fannie Mae and Freddie Mac.

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

When Treasury provides the additional $15.0 billion FHFA has already requested on our behalf, the aggregate liquidation preference on the senior preferred stock will be $60.9 billion, and will require an annualized dividend of $6.1 billion. This dividend obligation exceeds our reported annual net income for five of the past seven years and will contribute to increasingly negative cash flows in future periods if we continue to pay the dividends in cash. Further funds from Treasury under the senior preferred stock purchase agreement may substantially increase the liquidation preference of and the dividends we owe on the senior preferred stock and, therefore, we may need additional funds from Treasury in order to meet our dividend obligation. If the total liquidation preference of the senior preferred stock exceeds $81 billion in the future, the annual dividends payable on the senior preferred stock would be greater than the annual net income we have reported for each of the last seven years. These substantial dividend obligations and potentially substantial quarterly commitment fees, coupled with our effective inability to pay down draws under the senior preferred stock purchase agreement, will continue to have an adverse impact on our results of operations, financial condition, liquidity and net worth, both in the short and long term.

We are subject to mortgage credit risk. We expect increases in borrower delinquencies and defaults on mortgage loans that we own or that back our guaranteed Fannie Mae MBS to continue to materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We are exposed to mortgage credit risk relating to the mortgage loans that we hold in our investment portfolio and the mortgage loans that back our guaranteed Fannie Mae MBS. When borrowers fail to make required payments of principal and interest on their mortgage loans, we are exposed to the risk of credit losses and credit-related expenses.

Conditions in the housing and financial markets worsened dramatically during 2008 and have remained stressed in 2009, contributing to a deterioration in the credit performance of our book of business, including higher serious delinquency rates, default rates and average loan loss severity on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as a substantial increase in our inventory of foreclosed properties. Increases in delinquencies, default rates and loss severity cause us to experience higher credit-

related expenses. The credit performance of our book of business has also been negatively affected by the weak economy and high unemployment. These deteriorating credit performance trends have been most notable in certain of our higher risk loan categories, states and vintages, although current market and economic conditions, particularly increasing unemployment, have also increasingly affected the credit performance of our broader book of business. We present detailed information about the risk characteristics of our conventional single-family guaranty book of business in “Part I—Item 2—MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” and we present detailed information on our credit-related expenses, credit losses and results of operations for the third quarter and first nine months of 2009 in “Part I—Item 2—MD&A—Consolidated Results of Operations.”

We expect that these adverse credit performance trends will continue, particularly if we continue to experience national and regional declines in home prices, weak economic conditions and high unemployment.

We expect to experience further losses and write-downs relating to our investment securities, which could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We experienced significant fair value losses and other-than-temporary impairment write-downs relating to our investment securities in 2008 and recorded significant other-than-temporary write-downs of some of our available-for-sale securities in the first nine months of 2009. A substantial portion of these fair value losses and write-downs related to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans and CMBS due to the decline in home prices and the economic recession. We continue to expect to experience additional other-than-temporary impairment write-downs of our investments in private-label mortgage-related securities, including those that continue to be AAA-rated. See “Part I—Item 2—MD&A—Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for detailed information on our investments in private-label securities backed by Alt-A and subprime loans.

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

The credit losses we experience in future periods are likely to be larger, and perhaps substantially larger, than our current combined loss reserves as a result of the weak housing and mortgage markets and high unemployment and will adversely affect our business, results of operations, financial condition, liquidity and net worth.

In accordance with GAAP, our combined loss reserves, as reflected on our condensed consolidated balance sheets, do not reflect our estimate of the future credit losses inherent in our existing guaranty book of business. Rather, they reflect only the probable losses that we believe we have already incurred as of the balance sheet date. Accordingly, although we believe that our credit losses will increase in the future due to the weak housing and mortgage markets, the costs of our activities under various programs designed to keep borrowers in homes, high unemployment and other negative trends, we are not permitted under GAAP to reflect these future trends in our loss reserve calculations. Because of these negative trends, there is significant uncertainty regarding the full extent of our future credit losses. The credit losses we experience in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

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

The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends; sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. In deciding whether or not to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Through December 30, 2010, our debt cap equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Pursuant to the senior preferred stock purchase agreement, we also are not permitted to increase the size of our mortgage portfolio to more than $900 billion through the end of 2009, and beginning in 2010 we are required to reduce the size of our mortgage portfolio by 10% per year (based on the size of the portfolio on December 31 of the prior year) until it reaches $250 billion.

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

Prior to the conservatorship, our business was managed with a strategy to maximize shareholder returns, while fulfilling our mission. However, in this time of economic uncertainty, our conservator has directed us to focus primarily on fulfilling our mission of providing liquidity, stability and affordability to the mortgage market and to provide assistance to struggling homeowners to help them remain in their homes. As a result, we may continue to take a variety of actions designed to address this focus that could adversely affect our economic returns, possibly significantly, such as: increasing our purchase of loans that pose a higher credit risk; reducing our guaranty fees; refraining from foreclosing on seriously delinquent loans; increasing our purchases of loans out of MBS trusts in order to modify them; and modifying loans to extend the maturity, lower the interest rate or defer the amount of principal owed by the borrower. Activities of that type may adversely affect our economic returns, in both the short term and long term. These activities also create risks to our business and are likely to have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.

Other agencies of the U.S. government or Congress may also ask us to undertake significant efforts in pursuit of our mission. For example, under the Administration’s Making Home Affordable Program, we are offering the Home Affordable Modification Program. If our borrowers participate in this program in large numbers, we expect to incur substantial costs as a result of modifications of loans we own or have securitized. These costs include the incentive fees we will provide our servicers and borrowers and fair value loss charge-offs against the “Reserve for guaranty losses” at the time we acquire loans, which we must do prior to any modification. This program will therefore likely have a material adverse effect, at least in the short term, on our business, results of operations, financial condition and net worth.

In addition, at FHFA’s direction, we have entered into a memorandum of understanding with Treasury and Freddie Mac to provide financial assistance to state and local housing finance agencies through three separate assistance programs to allow these agencies to continue to meet their mission of providing affordable financing for both single-family and multifamily housing. We could experience financial losses resulting from our participation in these programs. Additional actions FHFA, other agencies of the U.S. government or Congress may direct us to take in the future may affect, on a short- or long-term basis, our business, results of operations, liquidity, financial condition or net worth in ways we cannot currently anticipate.

In addition, we are subject to housing goals which require that a specified portion of our mortgage purchases during each calendar year relate to the purchase or securitization of mortgage loans that finance housing for low- and moderate-income households, housing in underserved areas and qualified housing under the definition of special affordable housing. Market conditions that result in the origination of fewer goals-qualifying mortgages negatively affect our ability to meet our goals. These conditions include: tighter underwriting practices; the sharply increased standards of private mortgage insurers; the reduction in the amount of high loan-to-value ratio and low FICO score loans that mortgage insurers are willing to insure; high unemployment; the increased role of the Federal Housing Administration in acquiring goals-qualifying mortgage loans; the collapse of the private-label securities market; multifamily market volatility; and high levels of refinancings. If our efforts to meet the housing goals and special affordable housing subgoals prove to be insufficient and FHFA finds that the goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our profitability. The potential penalties for failure to comply with housing plan requirements are a cease-and-desist order and civil money penalties. In addition, to the extent that we purchase higher risk loans in order to meet our housing goals, these purchases could contribute to further increases in our credit losses.

Our liquidity contingency planning may not provide sufficient liquidity to operate our business and meet our obligations if we cannot access the unsecured debt markets.

We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations for 90 days without relying on the issuance of unsecured debt, which we describe in “Part II—Item 7—MD&A—Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Planning.” We believe, however, that market conditions over the last 12 to 21 months have had an adverse impact on our ability to effectively plan for a liquidity crisis. During periods of adverse market conditions, our ability to repay maturing indebtedness and fund our operations could be significantly impaired. Our liquidity contingency planning relies significantly on the Treasury credit facility for as long as it is available and on our ability to pledge mortgage assets as collateral for secured borrowings and sell other assets. Our ability to pledge or sell these assets may be impaired, or the assets may be reduced in value if other market participants are seeking to pledge or sell similar assets at the same time. We may be unable to find sufficient alternative sources of liquidity in the event our access to the unsecured debt markets is impaired, particularly after the expiration of the Treasury credit facility on December 31, 2009.

Treasury’s funding commitment may not be sufficient to keep us in a solvent condition or prevent us from being placed into receivership.

Under the senior preferred stock purchase agreement, Treasury has made a commitment to provide up to $200 billion in funding as needed to help us maintain a positive net worth. We have received a total of $44.9 billion to date under Treasury’s funding commitment and the Acting Director of FHFA has submitted a request for an additional $15.0 billion from Treasury to eliminate our net worth deficit as of September 30, 2009. These draws reduce the amount of Treasury’s remaining funding commitment to $140.1 billion, and we expect to continue to have losses and net worth deficits resulting in our obtaining additional funds from Treasury. Any dividends or quarterly commitment fees that we do not pay in cash will further reduce the amounts available to us under the senior preferred stock purchase agreement. When Treasury provides the additional funds that have been requested, the annualized dividend on the senior preferred stock will be $6.1 billion. We expect that we will need to seek additional funds from Treasury merely to allow us to pay the quarterly dividends due on the senior preferred stock in cash and thereby avoid an increase in the dividend rate from 10% to 12%. Treasury’s commitment may not be sufficient to keep us in solvent condition or prevent us from being placed into receivership, particularly if we continue to experience substantial losses in future periods.

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

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently, with a variety of maturities and call features and at attractive rates. Market concerns about matters such as the extent of government support for our business and the future of our business (including future profitability, future structure, regulatory actions and GSE status) could have a severe negative effect on our access to the unsecured debt markets, particularly for callable and non-callable long-term debt. We believe that the improvements since November 2008 in our debt funding stem from federal government support of us and the financial markets, including the availability of the Treasury credit facility and the Federal Reserve’s purchases of our debt and MBS. As a result, we believe that our status as a GSE and continued federal government support of our business and the financial markets are essential to maintaining our access to debt funding, and changes or perceived changes in the government’s support of us or the markets could lead to an increase in our roll-over risk in future periods and have a material adverse effect on our ability to fund our operations. Demand for our debt securities could decline, perhaps significantly, if the government does not extend or replace the Treasury credit facility, which expires on December 31, 2009, and as the Federal Reserve concludes its agency debt and MBS purchase programs in March 2010. There can be no assurance that the government will continue to supply us with its current level of support or that our current level of access to debt funding will continue.

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

Our adoption of new accounting standards relating to the elimination of QSPEs could have a material adverse effect on our operations.

In June 2009, the FASB issued two new accounting standards that amend the accounting for transfers of financial assets and the consolidation guidance related to variable interest entities. We must apply these new standards effective January 1, 2010, and implementation of these standards requires us to make major operational and system changes. We expect that these changes, which will involve the efforts of hundreds of our employees and contractors, will have a substantial impact on our overall internal control environment.

Although we are still assessing the impact of these new accounting standards, we currently expect that the adoption of these accounting standards will require that we consolidate onto our balance sheet the assets and liabilities of the substantial majority of our MBS trusts. As of September 30, 2009, the unpaid principal balance of our MBS trusts was approximately $2.8 trillion. In addition, the number of loans on our balance sheet is expected to increase as a result of this consolidation to approximately 18 million, from approximately two million as of September 30, 2009. Because of the magnitude and complexity of the operational and system changes that we are making and the limited amount of time available to complete and test our systems development, there is a risk that unexpected developments could preclude us from implementing all of the necessary system changes and internal control processes by the January 1, 2010 effective date. Failure to make these changes by the effective date could have a material adverse impact on us, including on our ability to produce financial reports on a timely basis. In addition, making the necessary operational and system changes in a compressed time frame diverts resources from our other business requirements and corporate initiatives, which could have a material adverse impact on our operations. This consolidation could also significantly increase our required level of capital under existing minimum capital rules, which have been suspended by our conservator and are currently in the process of being revised by our regulator.

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

The current weakened financial condition of our mortgage insurer counterparties creates a risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. Since January 1, 2009, the insurer financial strength ratings of all of our major mortgage insurer counterparties have been downgraded to reflect their weakened financial condition, in some cases more than once. One of our mortgage insurer counterparties ceased issuing commitments for new mortgage insurance in 2008, and, under an order received from its regulator, is now paying all valid claims 60% in cash and 40% by the creation of a deferred payment obligation, which may be paid in the future.

A number of our mortgage insurers have publicly disclosed that they may exceed the state-imposed risk-to-capital limits under which they operate some time during 2009 and they may not have access to sufficient capital to continue to write new business in accordance with state regulatory requirements. Some mortgage insurers have been exploring corporate restructurings, intended to provide relief from risk-to-capital limits in certain states. A restructuring plan that would involve contributing capital to a subsidiary would result in less liquidity available to its parent company to pay claims on its existing book of business, and an increased risk that its parent company will not pay its claims in full in the future.

In addition, many mortgage insurers have been exploring and continue to explore capital raising options, most with little success. If mortgage insurers are not able to raise capital and exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure a waiver from their state regulator. This would increase the risk that they will fail to pay our claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is downgraded, it could result in a significant increase in our loss reserves and a significant increase in the fair value of our guaranty obligations.

If we are no longer willing or able to conduct business with one or more of our mortgage insurer counterparties and we do not replace them with other mortgage insurers, it is likely we would further increase our concentration risk with the remaining mortgage insurers in the industry or, as discussed in the following paragraph, we may need to reduce the amount or types of mortgage loans we purchase or guarantee.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high loan-to-value ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with loan-to-value ratios over 80% at the time of purchase. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance borrowers whose loans we do not own or guarantee into more affordable loans. The unavailability of suitable credit enhancement could also negatively impact our ability to pursue new business opportunities relating to high loan-to-value ratio and other higher risk loans and therefore harm our competitive position and our earnings, and our ability to meet our housing goals.

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

Our role as program administrator for the Home Affordable Modification Program will increase our costs and place burdens on our resources and exposes us to reputational risk if the program is not determined to be successful.

Our role as program administrator for the Home Affordable Modification Program is substantial, requiring significant levels of internal resources and management attention, which may therefore be shifted away from other corporate initiatives. This shift could have a material adverse effect on our business, results of operations, financial condition and net worth. Further, to the extent that we devote our efforts to the Home Affordable Modification Program and it does not achieve the desired results for any reason, we may experience reputational loss, which could adversely affect the extent to which the government continues to support our business and activities.

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

Actions we may take to assist the mortgage market may also require adjustments to our models and the application of greater management judgment. This application of greater management judgment reflects the need to take into account updated information while continuing to maintain controlled processes for model updates, including model development, testing, independent validation and implementation. As a result of the time and resources, including technical and staffing resources, that are required to perform these processes effectively, it may not be possible to replace existing models quickly enough to ensure that they will always properly account for the impacts of recent information and actions. The application of management judgment to interpret or adjust modeled results, particularly in the current environment in which many events are unprecedented and therefore there is no relevant historical data, also may produce unreliable information.

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

We have experienced significant management changes, which could have a material adverse effect on our ability to do business and our results of operations.

Since August 2008, we have had a total of three Chief Executive Officers, three Chief Financial Officers, two General Counsels and an interim General Counsel, three Chief Risk Officers, two Executive Vice Presidents leading our Capital Markets group, and two Chief Technology Officers, as well as significant departures by various other members of senior management. Our Chief Risk Officer, General Counsel and Chief Technology Officer are new to Fannie Mae. This turnover in key management positions could harm our financial performance and results of operations.

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

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, liability to customers, and financial losses or damage to our reputation, including as a result of our inadvertent dissemination of inaccurate information. For example, our business is dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions across numerous and diverse markets and in an environment in which we must make frequent changes to our core processes in response to changing external conditions. These transactions are subject to various legal and regulatory standards. We rely upon business processes that are highly dependent on people, technology and the use of numerous complex systems and business models to manage our business and produce books and records upon which our financial statements are prepared.

We are still in the process of developing our operational risk management framework. We have made a number of changes in our structure, business focus and operations during the past year, as well as changes to our risk management processes, to keep pace with the changing external conditions. These changes, in turn, have necessitated modifications to or development of new business models, processes, systems, policies, standards and controls. The steps we have taken and are taking to enhance our technology and operational controls and organizational structure may not be effective to manage these risks and may create additional operational risk as we execute these enhancements.

In addition, we have experienced substantial changes in management, employees and our business structure and practices during the past year. These changes could increase our operational risk and result in business interruptions and financial losses. In addition, due to events that are wholly or partially beyond our control, employees or third parties could engage in improper or unauthorized actions, or these systems could fail to operate properly, which could lead to financial losses, business disruptions, legal and regulatory sanctions, and reputational damage.

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

Under New York Stock Exchange (“NYSE”) rules, we would not meet the NYSE’s standards for continued listing of our common stock if the average closing price of our common stock is less than $1.00 per share during a consecutive 30 trading-day period. If we receive notice from the NYSE that we have failed to satisfy this requirement, and we do not subsequently bring the average stock price of our common stock above $1.00 for a period of 30 consecutive trading days within a specified period, the NYSE rules provide that the NYSE will initiate suspension and delisting procedures. The closing price of our common stock was $1.15 per share on November 3, 2009.

If the NYSE were to delist our common and preferred stock, it likely would result in a significant decline in the trading volume and liquidity of both our common stock and the classes of our preferred stock listed on the NYSE. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares at prices comparable to those in effect prior to delisting or at all.

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

Under the terms of the senior preferred stock purchase agreement, we are prohibited from selling or issuing our equity interests other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008 without the prior written consent of Treasury. During the quarter ended September 30, 2009, 4,014 restricted stock units vested, as a result of which 4,014 shares of common stock were issued. All of these restricted stock units were granted prior to September 7, 2008. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

During the quarter ended September 30, 2009, 914,560 shares of common stock were issued upon conversion of 593,565 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

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

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the third quarter of 2009.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program(2)	the Program(3)
	(Shares in thousands)

2009
July 1-31	1	$0.55	—	48,243
August 1-31	2	0.68	—	48,162
September 1-30	1	1.70	—	47,927
Total	4

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $3,074 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 593,565 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of the preferred shares.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the third quarter of 2009 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. Under the terms of the senior preferred stock purchase agreement, we are prohibited from purchasing Fannie Mae common stock without the prior written consent of Treasury. As a result of this prohibition, we do not intend to make further purchases under the General Repurchase Authority at this time.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. See “Notes to Consolidated Financial Statements—Note 14, Stock-Based Compensation Plans” of our 2008 Form 10-K, for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table above.

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

Statutory Restrictions.  Under the Regulatory Reform Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the Regulatory Reform Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.

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

Date: November 5, 2009

By:	/s/ David M. Johnson
David M. Johnson
Executive Vice President and
Chief Financial Officer

Date: November 5, 2009

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed January 4, 2005.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

E-1

Item		Description

4.20		Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21		Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
10.1		2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Taxonomy Extension Schema*
101	.CAL	XBRL Taxonomy Extension Calculation*
101	.LAB	XBRL Taxonomy Extension Labels*
101	.PRE	XBRL Taxonomy Extension Presentation*
101	.DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

E-2

LE058