Form 10-K
period 2009-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2010-02-26
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Title of class)
5.10% Non-Cumulative Preferred Stock, Series E, stated value $50 per share
(Title of class)
5.25% Non-Cumulative Preferred Stock, Series D, stated value $50 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $645 million.

As of January 31, 2010, there were 1,116,805,764 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

i

MD&A TABLE REFERENCE

Table	Description	Page

—	Selected Financial Data	69
1	Credit Statistics, Single-Family Guaranty Book of Business	10
2	Level 3 Recurring Financial Assets at Fair Value	74
3	Summary of Consolidated Results of Operations	83
4	Analysis of Net Interest Income and Yield	84
5	Rate/Volume Analysis of Changes in Net Interest Income	85
6	Guaranty Fee Income and Average Effective Guaranty Fee Rate	87
7	Fair Value Gains (Losses), Net	89
8	Credit-Related Expenses	92
9	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	94
10	Nonperforming Single-Family and Multifamily Loans	97
11	Statistics on Credit-Impaired Loans Acquired from MBS Trusts	98
12	Activity of Credit-Impaired Loans Acquired from MBS Trusts	99
13	Credit Loss Performance Metrics	100
14	Credit Loss Concentration Analysis	101
15	Single-Family Credit Loss Sensitivity	102
16	Impairments and Fair Value Losses on Loans in HAMP	104
17	Business Segment Summary	105
18	Single-Family Business Results	106
19	HCD Business Results	108
20	Capital Markets Group Results	109
21	Mortgage Portfolio Activity	111
22	Mortgage Portfolio Composition	112
23	Amortized Cost, Fair Value, Maturity and Average Yield of Investments in Available-for-Sale Securities	114
24	Investments in Private-Label Mortgage-Related Securities (Excluding Wraps), CMBS, and Mortgage Revenue Bonds	115
25	Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities (Excluding Wraps)	116
26	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)	117
27	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net	119
28	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	120
29	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	123
30	Debt Activity	127
31	Outstanding Short-Term Borrowings and Long-Term Debt	129
32	Outstanding Short-Term Borrowings	130

Table	Description	Page

33	Maturity Profile of Outstanding Debt Maturing Within One Year	131
34	Maturity Profile of Outstanding Debt Maturing in More Than One Year	132
35	Contractual Obligations	132
36	Cash and Other Investments Portfolio	135
37	Fannie Mae Credit Ratings	136
38	Regulatory Capital Measures	137
39	On- and Off-Balance Sheet MBS and Other Guaranty Arrangements	140
40	LIHTC Partnership Investments	143
41	Composition of Mortgage Credit Book of Business	147
42	Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business	151
43	Delinquency Status, Default Rate and Loss Severity of Conventional Single-Family Loans	155
44	Serious Delinquency Rates	156
45	Conventional Single-Family Serious Delinquency Rate Concentration Analysis	157
46	Statistics on Single-Family Loan Workouts	159
47	Loan Modification Profile	161
48	Single-Family Foreclosed Properties	162
49	Single-Family Acquired Property Concentration Analysis	162
50	Multifamily Serious Delinquency Rates	165
51	Multifamily Foreclosed Properties	165
52	Mortgage Insurance Coverage	169
53	Activity and Maturity Data for Risk Management Derivatives	179
54	Fair Value Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	181
55	Duration Gap	182
56	Interest Rate Sensitivity of Financial Instruments	183

PART I

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in “Conservatorship and Treasury Agreements.”

This report contains forward-looking statements, which are statements about matters that are not historical facts. Forward-looking statements often include words like “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “could,” “may,” or similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors including those discussed in “Risk Factors” and elsewhere in this report. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report.

We provide a glossary of terms in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Glossary of Terms Used in This Report.”

Item 1.	Business

OVERVIEW

Fannie Mae is a government-sponsored enterprise that was chartered by Congress in 1938 to support liquidity, stability and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Our charter does not permit us to originate loans and lend money directly to consumers in the primary mortgage market. Our most significant activities include providing market liquidity by securitizing mortgage loans originated by lenders in the primary mortgage market into Fannie Mae mortgage-backed securities, which we refer to as Fannie Mae MBS, and purchasing mortgage loans and mortgage-related securities in the secondary market for our mortgage portfolio. We acquire funds to purchase mortgage-related assets for our mortgage portfolio by issuing a variety of debt securities in the domestic and international capital markets. We also make other investments that increase the supply of affordable housing. During 2009, we concentrated much of our efforts on preventing foreclosures and helping keep families in their homes, including through our role in the Obama Administration’s initiatives to protect and stabilize the housing and mortgage markets. We describe our business activities below. We also provide information on the government’s housing stability initiatives and our role in those initiatives.

As a federally chartered corporation, we are subject to extensive regulation, supervision and examination by FHFA, and regulation by other federal agencies, including Treasury, the Department of Housing and Urban Development (“HUD”), and the Securities and Exchange Commission (“SEC”).

Although we are a corporation chartered by the U.S. Congress, our conservator is a U.S. government agency, Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and Treasury has made a commitment under a senior preferred stock purchase agreement to provide us with funds under specified conditions to maintain a positive net worth, the U.S. government does not guarantee our securities or other obligations. Our common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “FNM.” Our debt securities are actively traded in the over-the-counter market.

We have been under conservatorship, with FHFA acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. FHFA delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. The conservatorship has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what changes to our business structure will be made during or following the conservatorship.

Since our entry into conservatorship, we have entered into agreements with Treasury that include covenants that significantly restrict our business activities and provide for substantial U.S. government financial support. We provide additional information on the conservatorship, the provisions of our agreements with the Treasury, and its impact on our business below under “Conservatorship and Treasury Agreements” and “Risk Factors.”

RESIDENTIAL MORTGAGE MARKET

The U.S. Residential Mortgage Market

We conduct business in the U.S. residential mortgage market and the global securities market. In response to the financial crisis and severe economic recession that began in December 2007, accelerated in late 2008 and continued to deepen in 2009, the U.S. government took a number of extraordinary measures designed to provide fiscal stimulus, improve liquidity and protect and support the housing and financial markets. Examples of these measures include: (1) the Federal Reserve’s temporary program to purchase up to $1.25 trillion of GSE mortgage-backed securities by March 31, 2010, which is intended to provide support to mortgage lending and the housing market and to improve overall conditions in private credit markets; (2) the Administration’s Making Home Affordable Program, which is intended to stabilize the housing market by providing assistance to homeowners and preventing foreclosures; and (3) the first-time and move-up homebuyer tax credits, enacted to help increase home sales and stabilize home prices.

Total U.S. residential mortgage debt outstanding, which includes $10.9 trillion of single-family mortgage debt outstanding, was estimated to be approximately $11.8 trillion as of September 30, 2009, the latest date for which information was available, according to the Federal Reserve. After increasing every quarter since record keeping began in 1952 until the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining since then. We owned or guaranteed mortgage assets representing approximately 27.5% of total U.S. residential mortgage debt outstanding as of September 30, 2009.

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no assets in geographic locations other than the United States and its territories.

Housing and Mortgage Market and Economic Conditions

The housing sector, while still fragile, began to show some signs of stabilization and improvement in the second half of 2009, due in part to the government’s policy initiatives and programs to provide fiscal stimulus, improve liquidity and protect and support the housing and financial markets, and the U.S. economy began to emerge from the financial crisis and severe economic recession that began at the end of 2007. Home price declines began to moderate and deterioration in the labor market began to abate as payroll job losses diminished and weekly claims for unemployment fell steadily as 2009 progressed. Mortgage interest rates began to decline in late 2008 when the Federal Reserve announced that it would purchase $1.25 trillion of GSE mortgage-backed securities in an effort to lower rates, increase credit availability and bolster the housing market. Mortgage interest rates remained low throughout 2009, falling to record lows in the spring of 2009 and again in the fall.

The table below presents several key indicators related to the total U.S. residential mortgage market.

Housing and Mortgage Market Indicators(1)

				% Change
	2009	2008	2007	2009	2008

Home sales (units in thousands)	5,530	5,398	6,428	2.4%	(16.0)%
New home sales	374	485	776	(22.9)	(37.5)
Existing home sales	5,156	4,913	5,652	4.9	(13.1)
Home price appreciation (depreciation) based on Fannie Mae House Price Index (“HPI”)(2)	(2.2)%	(10.1)%	(4.0)%	—	—
Home price appreciation (depreciation) based on FHFA Purchase Only Index(3)	(1.2)%	(8.2)%	(1.1)%	—	—
Annual average fixed-rate mortgage interest rate(4)	5.0%	6.0%	6.3%	—	—
Single-family mortgage originations (in billions)	$1,976	$1,580	$2,380	25.1	(33.6)
Type of single-family mortgage origination:
Refinance share	67%	52%	51%	—	—
Adjustable-rate mortgage share	4%	11%	20%	—	—
Total U.S. residential mortgage debt outstanding (in billions)(5)	$11,764	$11,915	$11,957	(1.3)	(0.4)

(1)	The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the Bureau of the Census, HUD, the National Association of Realtors, the Mortgage Bankers Association and FHFA. Single-family mortgage originations, as well as the adjustable-rate mortgage and refinance shares, are based on February 2010 estimates from Fannie Mae’s Economics & Mortgage Market Analysis Group. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

(2)	Calculated internally using property data information on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s HPI is a weighted repeat transactions index, meaning that it measures average price changes in repeat sales on the same properties. Fannie Mae’s HPI excludes prices on properties sold in foreclosure. The reported home price appreciation (depreciation) reflects the percentage change in Fannie Mae’s HPI from the fourth quarter of the prior year to the fourth quarter of the reported year.

(3)	FHFA publishes a purchase-only House Price Index quarterly that is based solely on Fannie Mae and Freddie Mac loans. As a result, it excludes loans in excess of conforming loan amounts and includes only a portion of total subprime and Alt-A loans outstanding in the overall market. FHFA’s HPI is also a weighted repeat transactions index. The reported home price appreciation (depreciation) reflects the percentage change in FHFA’s HPI from the fourth quarter of the prior year to the fourth quarter of the reported year.

(4)	Based on the annual average 30-year fixed-rate mortgage interest rate reported by Freddie Mac.

(5)	Information for 2009 is through September 30, 2009 and has been obtained from The Federal Reserve’s September 2009 mortgage debt outstanding release.

Home prices, which rose slightly but consistently in the spring and summer, were relatively flat in the fourth quarter of 2009. On average, national home prices declined by approximately 2.2% in 2009. We estimate that home prices on a national basis have declined by approximately 16.4% from their peak in the third quarter of 2006. New home sales and housing starts remained sluggish throughout 2009. New home sales accounted for just 5.6% of total home sales in the fourth quarter of 2009, down from a peak of more than 19% at the beginning of 2005. Existing home sales rose throughout 2009, particularly during the third and fourth quarters of 2009, boosted by government support, including the first-time and move up homebuyer tax credit, as well as low mortgage interest rates and reduced home prices. The National Association of Realtors reported that existing home sales increased by 13.9% in the fourth quarter of 2009—the highest level in nearly three years.

As a result of the increase in existing home sales, the number of unsold single-family homes in inventory began to drop in the fourth quarter of 2009. However, the supply of homes as measured by the inventory/sales ratio remains above long-term average levels. According to the National Association of Realtors, there was a 7.2 month average supply of existing unsold homes as of December 31, 2009, compared with a 9.4 month average supply as of June 30, 2009 and as of December 31, 2008. This national average inventory/sales ratio masks significant regional variation as some regions, such as Florida, struggle with large inventory overhang while others, such as California, experience nearly depleted inventories.

An additional factor weighing on the market will be the elevated level of vacant properties, as reported by the Census Bureau. As of the fourth quarter of 2009, vacancy rates are above long-term average levels, with vacant and for-sale properties at an estimated 780,000 above the long-term average, vacant and for-rent properties at an estimated 1.2 million above the long-term average, and properties held off the market for other reasons at an estimated 500,000 above the long-term average. These vacant units held off the market, as well as about 5 million mortgages that are seriously delinquent (90 days or more past due or in the foreclosure process), represent a shadow inventory weighing on the market and its return to stability.

We estimate that total single-family mortgage originations increased by 25% in 2009 to $1.98 trillion, with a purchase share of 33% and a refinance share of 67%. However, the expected modest increase in mortgage rates will likely reduce the share of refinance loans to approximately 45% and, even accounting for the increase in home purchase loans, total single-family originations are expected to decline to about $1.3 trillion in 2010.

After increasing every quarter since record keeping began in 1952 until the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining due to several factors including rising foreclosures, declining house prices, increasing loan-to-value ratios, increased cash sales, reduced household formation, and reduced home equity extraction. Total U.S. residential mortgage debt outstanding fell by approximately 3.1% in the third quarter of 2009 on an annualized basis, compared with a decrease of 1.6% in the second quarter of 2009 on an annualized basis. We anticipate another 1.7% decline in mortgage debt outstanding in 2010.

Despite signs of stabilization and improvement one out of seven borrowers was delinquent or in foreclosure during the fourth quarter of 2009, according to the Mortgage Bankers Association National Delinquency Survey. The housing market remains under pressure due to the high level of unemployment, which was the primary driver of the significant increase in mortgage delinquencies and defaults in 2009. At the start of the recession in December 2007, the unemployment rate was 5.0%, based on data from the U.S. Bureau of Labor Statistics. The unemployment rate rose to 7.7% by the start of 2009 and continued rising during the year, reaching a 26-year high of 10.1% in October 2009, and falling to 9.7% in January 2010. We expect the unemployment rate to decline modestly yet remain elevated throughout 2010.

The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time (part-time workers for economic reasons) and those not looking for work but who want to work and are available for work (discouraged workers), was 17.3% in December 2009, close to the record high of 17.4% in October 2009.

Furthermore, the median time that unemployed workers are unemployed is at near record levels. Also, there are an increasing number of households that have exhausted their unemployment benefits. All of these factors place additional stress on the ability of homeowners to meet their mortgage and other consumer debt obligations.

The decline in house prices both nationally and regionally has left many homeowners with “negative equity” in their mortgages, which means their principal balance exceeds the current market value of their home. This provides an incentive for borrowers to walk away from their mortgage obligations and for the loans to become delinquent and proceed to foreclosure. According to First American CoreLogic, Inc. approximately 11 million, or 24%, of all residential properties with mortgages were in negative equity in the fourth quarter of 2009, which contributes to the current estimate of 5 million seriously delinquent loans based on the Mortgage Bankers Association National Delinquency Survey. This potential supply also weighs on the supply/demand balance putting downward pressure on both house prices and rents. See “Risk Factors” for a description of risks to our business associated with the weak economy and housing market.

Multifamily housing fundamentals remained stressed throughout 2009, primarily due to high unemployment. As a result of the high unemployment, it is also expected that new household formations will remain well below average, which in turn has negatively affected vacancy rates and rent levels. While apartment property sales increased slightly during the second half of 2009 from the first half of 2009, we believe the increase in sales was likely due to sellers reducing sales prices. We believe that there is likely to be an increase in the supply of multifamily properties for sale in the near term because of the currently high number of distressed multifamily properties. In addition, we believe that exposure to refinancing risk may be higher for multifamily loans that are due to mature during the next several years.

EXECUTIVE SUMMARY

Please read this Executive Summary together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and our consolidated financial statements as of December 31, 2009 and related notes. This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report and “Risk Factors” for a discussion of factors that could cause our actual results to differ, perhaps materially, from our forward-looking statements. Please also see “MD&A—Glossary of Terms Used in This Report.”

Our Mission

Our public mission is to support liquidity and stability in the secondary mortgage market and increase the supply of affordable housing. In connection with our public mission, FHFA, as our conservator, and the Obama Administration have given us an important role in addressing housing and mortgage market conditions. As we discuss below and elsewhere in “Business,” we are concentrating our efforts on keeping people in their homes and preventing foreclosures while continuing to support liquidity and stability in the secondary mortgage market.

Our Business Objectives and Strategy

Our Board of Directors and management consult with our conservator in establishing our strategic direction, taking into consideration our role in addressing housing and mortgage market conditions. FHFA has approved our business objectives. We face a variety of different, and potentially conflicting, objectives including:

•	minimizing our credit losses from delinquent mortgages;

•	providing liquidity, stability and affordability in the mortgage market;

•	providing assistance to the mortgage market and to the struggling housing market;

•	limiting the amount of the investment Treasury must make under our senior preferred stock purchase agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

We therefore regularly consult with and receive direction from our conservator on how to balance these objectives. Our pursuit of our mission creates conflicts in strategic and day-to-day decision-making that could hamper achievement of some or all of these objectives.

We currently are concentrating our efforts on minimizing our credit losses by using foreclosure alternatives to address delinquent mortgages, starting with alternatives, such as modifications, that permit people to stay in their homes. Where there is no available, lower-cost alternative, our goal is to move to foreclosure expeditiously. We also are continuing our significant role in the secondary mortgage market through our guaranty and capital markets businesses. These efforts are intended to support liquidity and affordability in the mortgage market, while we continue our foreclosure prevention activities. Currently, one of the principal ways in which we are working to minimize foreclosures and delinquent mortgages is through our participation in the Obama Administration’s Making Home Affordable Program. If the Making Home Affordable Program is successful in reducing foreclosures and keeping borrowers in their homes, it may benefit the overall housing market and help in reducing our long-term credit losses. We provide an update on our participation in the program below under the heading “Homeowner Assistance Initiatives.”

The ongoing adverse conditions in the housing and mortgage markets, along with the continuing credit deterioration throughout our mortgage credit book of business and the costs associated with our efforts pursuant to our mission, will increase the amount of funds that Treasury is required to provide to us. In turn, these factors make it exceedingly unlikely that we will be able to return to long-term profitability anytime in the foreseeable future. Further, there is significant uncertainty regarding the future of our business. In addition, our regulators, the Administration and Congress are considering options for the future state of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system.

Summary of our Financial Performance for 2009

Our financial results for 2009 reflected the continued adverse impact of the weak economy and housing market, which has resulted in record mortgage delinquencies and contributed to our recording significant credit-related expenses and net losses during each quarter of the year. We recorded a net loss attributable to common stockholders, which includes dividends on senior preferred stock, of $74.4 billion and a diluted loss per share of $13.11 in 2009, compared with a net loss attributable to common stockholders of $59.8 billion and a diluted loss per share of $24.04 in 2008. The $14.7 billion increase in our net loss in 2009 from 2008 was primarily due to the increase in our credit-related expenses, which totaled $73.5 billion in 2009 and were more than double our credit-related expenses for 2008, and to our recognition of $5.5 billion in 2009 in other-than-temporary impairment losses on our federal low-income housing tax credit (“LIHTC”) investments. Our credit-related expenses and other-than-temporary impairment losses were partially offset by a lower level of fair value losses of $17.3 billion and a $5.7 billion increase in net interest income. In addition, we recorded a tax benefit of $985 million in 2009, compared with a tax expense of $13.7 billion in 2008 due to the carryback in 2009 of a portion of our current year tax loss to prior years and recognition of expense for a net deferred tax asset valuation allowance of $25.7 billion in 2009 as compared to $30.8 billion in 2008. The decrease in diluted loss per share from 2008 to 2009 is primarily due to the issuance of a common stock warrant to Treasury in September 2008 that resulted in a substantial increase in our weighted-average shares outstanding during 2009 over 2008.

For the fourth quarter of 2009, we recorded a net loss attributable to common stockholders of $16.3 billion and a diluted loss per share of $2.87, compared with a net loss attributable to common stockholders of $19.8 billion and a diluted loss per share of $3.47 for the third quarter of 2009. The $3.4 billion decrease in our net loss for the fourth quarter of 2009 from the third quarter of 2009 was driven principally by a lower level of credit-related expenses of $10.0 billion, which was offset by the recognition of $5.0 billion in the fourth quarter of 2009 in other-than-temporary impairment losses on our LIHTC investments.

Because of our significant net losses, we have not been able to maintain a positive net worth without government funding since September 30, 2008. We had a net worth deficit of $15.3 billion as of December 31, 2009, compared with a net worth deficit of $15.0 billion as of September 30, 2009, and $15.2 billion as of December 31, 2008. Our net worth deficit as of December 31, 2009 was negatively impacted by the recognition of our net loss of $72.0 billion and senior preferred stock dividends of $2.5 billion. These reductions in our net worth were offset by our receipt of $59.9 billion in funds from Treasury under the senior preferred stock purchase agreement, as well as from a reduction in unrealized losses on available-for-sale securities of $4.9 billion and the reversal of a portion of our deferred tax asset valuation allowance, in the amount of $3.0 billion, in connection with our April 1, 2009 adoption of the new accounting standard for assessing other-than-temporary impairments. We also reclassified $6.4 billion in unrealized losses on available-for-sale securities to other-than-temporary impairments, which were recognized as part of our net loss for 2009. Our net worth, which is the basis for determining the amount that Treasury has committed to provide us under the senior preferred stock purchase agreement, reflects the “Total deficit” reported in our consolidated balance sheets prepared in accordance with GAAP as of the end of each period.

We generally may request funds under Treasury’s commitment on a quarterly basis in order to maintain a positive net worth. We had received an aggregate of $59.9 billion in funding from Treasury as of

December 31, 2009. In February of 2010, the Acting Director of FHFA submitted a request to Treasury on our behalf for an additional $15.3 billion to eliminate our net worth deficit as of December 31, 2009, and requested receipt of those funds on or before March 31, 2010. When Treasury provides the additional funds that have been requested, we will have received an aggregate of $75.2 billion from Treasury. The aggregate liquidation preference on the senior preferred stock will be $76.2 billion, which will require an annualized dividend of approximately $7.6 billion. This amount exceeds our reported annual net income for all but one of the last eight years, in most cases by a significant margin. Our senior preferred stock dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2011 (the amounts of which have not yet been determined) and our effective inability to pay down draws under the senior preferred stock purchase agreement, will have a significant adverse impact on our future financial position and net worth. See “Risk Factors” for more information on the risks to our business posed by our dividend obligations under the senior preferred stock purchase agreement.

In addition to our GAAP consolidated balance sheet, we provide a supplemental non-GAAP fair value balance sheet. While some assets and liabilities are reported at fair value on our GAAP consolidated balance sheet, we report all of our assets and liabilities at estimated fair value on our non-GAAP fair value balance sheet. We derive the fair value of our net assets, which is different from our GAAP net worth, from our supplemental non-GAAP fair value balance sheet. The fair value of our net assets increased by $6.4 billion in 2009, resulting in a deficit of $98.8 billion as of December 31, 2009, compared with a deficit of $90.4 billion as of September 30, 2009, and $105.2 billion as of December 31, 2008. The $8.4 billion decrease in the fair value of our net assets in the fourth quarter of 2009 was primarily due to a decrease in our net guaranty assets driven by an increase in the estimated fair value of our guaranty obligations. The $6.4 billion increase in the fair value of our net assets in 2009 was primarily due to $59.9 billion in funds received from Treasury under the senior preferred stock purchase agreement, offset by a decrease in the fair value of our net assets, excluding capital transactions, of $51.1 billion in 2009, primarily due to the adverse impact on our net guaranty assets from the continued weakness in the housing market and the increase in unemployment, which contributed to a significant increase in the fair value of our guaranty obligations. The Federal Reserve’s program to purchase mortgage-backed securities of Fannie Mae, Freddie Mac and Ginnie Mae and debt securities of Fannie Mae, Freddie Mac and the Federal Home Loan Banks had a positive impact on the fair value of our net assets. The significant purchasing of agency MBS and debt by the Federal Reserve in 2009 helped in narrowing the spreads between agency MBS and debt and Treasury yields to the levels exhibited prior to the financial crisis, which contributed to an increase in the fair value of our net assets. We describe in greater detail the differences between our GAAP balance sheet and supplemental non-GAAP balance sheet in “MD&A—Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

Although there have been signs of stabilization in the housing market and economy, we expect that our credit-related expenses will remain high in the near term due in large part to the stress of high unemployment and underemployment on borrowers and the fact that many borrowers who owe more on their mortgages than their houses are worth are defaulting. As a result, we expect to continue to have losses and net worth deficits in 2010, which will require us to request additional funds from Treasury. Our ability to access funds from Treasury under the senior preferred stock purchase agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We provide additional detail on the terms of the senior preferred stock purchase agreement, as amended, and the conditions under which we may be placed into receivership in “Conservatorship and Treasury Agreements.”

Effective January 1, 2010, we adopted new accounting standards for transfers of financial assets and consolidation, which will have a major impact on the presentation of our consolidated financial statements. The new standards require that we consolidate the substantial majority of our MBS trusts and record the underlying assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities on our consolidated balance sheet. Please see “MD&A—Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities” for a discussion of the impact of these new accounting standards on our accounting and financial statements.

Credit Overview

We discuss below in this section a number of steps we have taken to minimize our credit losses from delinquent mortgages in our guaranty book of business. Under the heading “Homeowner Assistance Initiatives” below, we provide more detailed information on our work to expand refinance opportunities for borrowers and to help homeowners keep their homes, or at least avoid foreclosure.

2009 Acquisitions

In addition to our efforts, discussed below, to minimize credit losses on loans already in our book, during 2008 and early 2009 we made changes in our pricing and eligibility standards that helped to improve the risk profile of our new single-family business in 2009 and support sustainable homeownership. In 2009, we purchased or guaranteed an estimated $823.6 billion in new business, measured by unpaid principal balance. Compared to our 2008 acquisitions, the composition of our 2009 acquisitions experienced a decline in the average original loan-to-value (“LTV”) ratio from 72% to 67%, an increase in the average FICO credit score from 738 to 761, and a shift in product mix to more fully amortizing fixed-rate mortgage loans. The early performance of the single-family loans we acquired in 2009 appears stronger than loans acquired in any other year in the past decade. While this early performance is strong, we cannot yet predict how these loans will ultimately perform. Moreover, we expect the ultimate performance of these loans will be affected by macroeconomic trends, including unemployment, the economy, interest rates, and house prices. As of December 31, 2009, loans acquired in 2009 represented 23.6% of our total single family guaranty-book of business. We expect that these loans may have relatively slow prepayment speeds, and therefore may remain in our book of business for a relatively long time, due to the historically low interest rates available throughout 2009, which resulted in our 2009 acquisitions overall having an average interest rate of 4.9%. In addition to changes in our pricing and eligibility standards, our 2009 acquisitions reflect changes in the eligibility standards of mortgage insurers, which further reduced our acquisition of loans with higher LTV ratios. Also, the Federal Housing Administration (“FHA”) has become the lower-cost option, or in some cases the only option, for loans with higher LTV ratios, which further reduced our acquisition of these loans. Our 2009 acquisitions profile was further enhanced by a significant increase in our acquisition of refinanced loans, which generally have a stronger credit profile as the act of refinancing indicates the borrower’s ability and desire to maintain homeownership. Whether our 2010 acquisitions exhibit the same credit profile as our 2009 acquisitions will depend on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurer’s eligibility standards, and future activity by our competitors, including FHA.

Loss Mitigation Efforts

The performance of loans in our guaranty book of business deteriorated significantly during 2009 as a result of the sustained decline in home prices, the weakened economy, and the rise in unemployment and underemployment during the year. In order to minimize our credit losses, we believe we must (1) keep more borrowers current on their loan payments through outreach programs to identify and assist borrowers on the verge of delinquency; (2) prevent borrowers from defaulting on their loans through home retention strategies, including loan modifications, repayment plans and forbearances; (3) reduce the costs associated with foreclosures by promoting foreclosure alternatives, including preforeclosure sales and deeds-in-lieu of foreclosure; (4) move to foreclosure expeditiously where there is no available, lower-cost alternative; (5) expedite the sales of “REO” properties, or real-estate owned by Fannie Mae because we have obtained it through foreclosure or a deed-in-lieu of foreclosure, and transform stagnant properties into cash generating assets through rental and leasing programs; and (6) aggressively pursue collections on repurchase and compensation claims due from lenders and mortgage insurers. It will be through these strong asset management initiatives that we will achieve our stated goal of decreasing our credit losses and stabilizing markets. We are pursuing a reduction in our credit losses through the following key activities.

•	In support of homeowners who were current on their loans, we began offering expanded refinance options through Refi Plustm, which permitted over 300,000 borrowers to reduce their monthly mortgage payments by an average of $153, and we began offering borrowers refinancing under the Home Affordable

Refinance Program (“HARP”) an opportunity to benefit from lower levels of mortgage insurance and higher LTV ratios than what would have been allowed under our traditional standards.

•	We strengthened our credit loss management operations by adding 214 new full-time employees and a substantial number of contractors, and by hiring an Executive Vice President—Credit Portfolio Management. We also added 82 new full-time employees to strengthen our REO sales capabilities.

•	We developed and deployed new loss mitigation techniques, including through our activities under the Home Affordable Modification Program (“HAMP”), to expand the options available to servicers to manage delinquencies and minimize losses.

•	We have worked with some of our servicers to establish “high-touch” servicing protocols designed for managing seriously delinquent loans, and we are working to increase the number of loans that are serviced using these “high-touch” protocols.

•	We introduced new lease options that permit tenants and defaulting homeowners to continue living for a period in properties that we obtain through foreclosure or deed-in-lieu of foreclosure.

•	As delinquencies have increased, we have accordingly increased our reviews of delinquent loans to uncover loans that do not meet our underwriting and eligibility requirements. As a result, we have increased the number of demands we make for lenders to repurchase these loans or compensate us for losses sustained on the loans, as well as requests for repurchase or compensation for loans for which the mortgage insurer rescinds coverage.

The actions we have taken to stabilize the housing market and minimize our credit losses have had and will continue to have, at least in the short term, a material adverse effect on our results of operations and financial condition, including our net worth. See “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” for information on our impairments and fair value losses on loans that entered trial modifications under HAMP during 2009. These actions have been undertaken with the goal of reducing our future credit losses below what they otherwise would have been. It is difficult to predict how effective these actions ultimately will be in reducing our credit losses and, in the future, it may be difficult to measure the impact our actions ultimately have on our credit losses.

Credit Performance

The comparative credit performance data for the mortgage loans in our single-family guaranty book of business presented in Table 1 for each quarter of 2009 illustrates the continued deterioration in the credit quality of our overall single-family guaranty book of business and the financial impact of this deterioration. We also provide summarized data on our loan workout efforts to keep people in their homes and prevent foreclosures.

Table 1:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2009					2008
	Full					Full
	Year	Q4	Q3	Q2	Q1	Year
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	5.38%	5.38%	4.72%	3.94%	3.15%	2.42%
Nonperforming loans(3)	$215,505	$215,505	$197,415	$170,483	$144,523	$118,912
Foreclosed property inventory
(number of properties)	86,155	86,155	72,275	62,615	62,371	63,538
Combined loss reserves(4)	$62,848	$62,848	$64,724	$54,152	$41,082	$24,649
During the period:
Foreclosed property acquisitions (number of properties)(5)	145,617	47,189	40,959	32,095	25,374	94,652
Single-family credit-related expenses(6)	$71,320	$10,943	$21,656	$18,391	$20,330	$29,725
Single-family credit losses(7)	$13,362	$3,976	$3,620	$3,301	$2,465	$6,467
Loan workout activity (number of loans):
Total home retention loan workouts(8)	160,722	49,871	37,431	33,098	40,322	112,247
Preforeclosure sales and deeds-in-lieu of foreclosure	39,617	13,459	11,827	8,360	5,971	11,696

Total loan workouts	200,339	63,330	49,258	41,458	46,293	123,943

Total loan workouts as a percentage of delinquent loans in our single-family guaranty book of business(9)	12.24%	15.48%	12.98%	12.42%	16.12%	11.32%

(1)	Our single-family guaranty book of business consists of (a) single-family mortgage loans held in our mortgage portfolio, (b) single-family Fannie Mae MBS held in our mortgage portfolio, (c) single-family Fannie Mae MBS held by third parties, and (d) other credit enhancements that we provide on single-family mortgage assets, such as long term-standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(2)	Calculated based on the number of conventional single-family loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our conventional single-family guaranty book of business. We include all of the conventional single-family loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonperforming loans, including troubled debt restructurings and HomeSaver Advance first-lien loans that are on accrual status. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

(4)	Consists of the allowance for loan losses for loans held for investment in our mortgage portfolio and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS and single-family loans that we have guaranteed under long-term standby commitments.

(5)	Includes acquisitions through deeds-in-lieu of foreclosure.

(6)	Consists of the provision for credit losses and foreclosed property expense.

(7)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans.

(8)	Consists of (a) modifications, which do not include trial modifications under the Home Affordable Modification Program, as well as repayment plans and forbearances that have been initiated but not completed; (b) repayment plans and forbearances completed and (c) HomeSaver Advance first-lien loans. See “Table 46: Statistics on Single-Family Loan Workouts” in “MD&A—Risk Management—Credit Risk Management” for additional information on our various types of loan workouts.

(9)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

Table 1 does not include information about trial modifications under HAMP that have not yet become permanent modifications or repayment and forbearance plans that have been initiated but not completed. As of December 31, 2009, 291,053 of our loans were in trial modification periods under HAMP, as reported by servicers to the system of record for the program.

Our single-family serious delinquency rate of 5.38% as of December 31, 2009 was more than double the rate of 2.42% at the end of 2008. In addition, our seriously delinquent loan population aged significantly during 2009. The increase in delinquencies during 2009 was primarily driven by the duration and depth of the decline in home prices and the rise in unemployment and underemployment among borrowers. These factors adversely affected not only higher risk loan categories, but also loans traditionally considered to have a lower risk of default, such as loans with lower original LTV ratios and higher FICO credit scores, fixed-rate mortgages and loans past the peak default period of two to six years. Certain loan categories, however, continued to contribute disproportionately to the increase in our nonperforming loans and credit losses in 2009. These categories include: loans on properties in certain Midwest states, California, Florida, Arizona and Nevada; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans. The duration and depth of the decline in home prices and the rise in unemployment also contributed to the aging of our seriously delinquent loan population. In addition, our foreclosure prevention efforts have, by design, contributed to the rise in and aging of our delinquencies as we have delayed some foreclosure proceedings until the borrower has been sufficiently considered for a home retention solution.

The decline in home prices has made it more difficult for delinquent borrowers to sell their homes and resolve all their mortgage delinquencies. Approximately 14% of the loans in our guaranty book of business had mark-to-market LTV ratios of 100% or greater at the end of 2009, compared with approximately 12% at the end of 2008. As a result of the decline in home prices, our average credit loss severity, and average initial charge-off per default, increased during 2009.

The substantial increase in our loss reserves at December 31, 2009 compared with the prior year was driven by further deterioration of our credit book and reflects our estimate of the losses inherent in our guaranty book of business as of the end of each period. Higher provisions for credit losses, through which we maintain appropriate loss reserves, were the major driver of the $73.5 billion in credit-related expenses we recognized in 2009, compared with the $29.8 billion we recognized in 2008. Our loss reserve coverage to total nonperforming loans increased to 29.98% as of December 31, 2009, from 20.76% as of December 31, 2008.

We experienced a significant increase in our credit losses in 2009; however, the level of our credit losses was substantially lower than our credit-related expenses, due in part to the delays in foreclosures (that is, charge-offs) resulting from our home retention efforts, as well as new laws enacted in a number of states that lengthen the time required to complete a foreclosure. Our credit losses totaled $13.6 billion in 2009, compared with credit losses of $6.5 billion in 2008. Our credit-related expenses, which consist of our provision for credit losses and our foreclosed property expense, are included in our consolidated statement of operations. Our credit losses, by contrast, are not defined within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. We measure our credit losses as our charge-offs, net of recoveries plus our foreclosed property expense, adjusted to eliminate the impact associated with our HomeSaver Advance loans and our acquisition of credit-impaired loans from MBS trusts, in the manner described in “MD&A—Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics.”

Although our combined loss reserves increased significantly in 2009 compared with 2008, we did not add to our combined loss reserves in the fourth quarter of 2009. The slight decline in our loss reserves as of December 31, 2009 compared with September 30, 2009 was due to a moderation in the pace at which loans transitioned to seriously delinquent status and an improvement in our loss severities due to stabilizing home prices as well as an increase in the number of loans acquired from our MBS trusts in order to complete workouts for the loans. To the extent that the acquisition cost of these loans exceeded the estimated fair value, we recorded a fair value loss charge-off against the “Reserve for guaranty losses.” Recognizing these fair value losses, which typically meet or exceed the actual credit losses we ultimately realize, has the effect of reducing the inherent losses that remain in our guaranty book of business, and consequently reduces our combined loss reserves. With the adoption of new accounting standards on January 1, 2010, we will no longer recognize the acquisition of loans from the MBS trusts that we have consolidated as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as these loans will already be reflected on our consolidated balance sheet.

Current market and economic conditions have adversely affected the liquidity and financial condition of many of our institutional counterparties, particularly mortgage insurers, which has significantly increased the risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons. See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for more information about our institutional counterparty credit risk.

Homeowner Assistance Initiatives

In 2009, as the weak economy, home price declines and rising unemployment led to a substantial increase in the population of distressed borrowers, we devoted significant resources to a variety of foreclosure prevention and refinance programs. These programs are consistent with our mission of keeping people in their homes and providing liquidity and affordability to the market.

Our homeowner assistance initiatives can be grouped broadly into three categories: (1) initiatives designed to increase the number of borrowers eligible for mortgage refinances; (2) home retention strategies, including loan modifications, repayment plans and forbearances, and HomeSaver Advance loans, which are described below; and (3) foreclosure alternatives, including preforeclosure sales and deeds-in-lieu of foreclosure. Our initiatives to increase the number of borrowers eligible to refinance their mortgages help borrowers obtain a monthly payment that is more affordable now and into the future or a more stable loan product, such as a fixed-rate mortgage loan in lieu of an adjustable-rate mortgage loan. Our home retention strategies and foreclosure alternatives are intended to help borrowers who have been affected by the challenging housing and economic environment stay in their homes or, for borrowers who are unable or unwilling to stay in their homes, avoid the pressure and stigma associated with a foreclosure. Additionally, sustainable home retention workouts and foreclosure alternative strategies are designed to lead to an overall reduction in our credit losses. Specifically, sustainable home retention workouts reduce defaults that would have otherwise occurred in our guaranty book, thereby reducing costly foreclosure losses. Foreclosure alternative strategies, while not avoiding a borrower default, reduce the severity of the loss that we suffer from the default.

During 2009, our homeowner assistance efforts were principally focused on the Making Home Affordable Program, including HAMP and HARP, details of which were first announced by the Obama Administration in March 2009. For more information on these programs, please see “Making Home Affordable Program.” In our instructions to the servicers who service our loans, we require that all problem loans first be evaluated under HAMP before being considered for other workout alternatives. If it is determined that a borrower in default is not eligible for modification under HAMP, our servicers are required to exhaust all other workout alternatives before proceeding to foreclosure.

Refinance Programs

We experienced a significant increase in our single-family refinancing volume in 2009 relative to 2008, primarily due to a sustained decline in mortgage rates to record or near-record lows. We acquired or guaranteed approximately 2,484,000 loans that were refinancings in 2009, a 60% increase over 2008. Our refinancing volume includes approximately 329,000 loans refinanced through our Refi Plus initiatives, which provide refinance solutions for eligible Fannie Mae loans, of which approximately 104,000 loans were refinanced under HARP. On average, borrowers who refinanced during 2009 through our Refi Plus initiatives reduced their monthly mortgage payments by $153. In addition, borrowers refinancing under HARP were able to benefit from lower levels of mortgage insurance and higher LTV ratios than what would have been allowed under our traditional standards.

Home Retention Strategies

In 2009, we completed home retention workouts for over 160,000 loans with an aggregate unpaid principal balance of $27.7 billion. On a loan count basis, this represented a 43% increase over home retention workouts completed in 2008. Loan modifications were the most significant driver of the increase in home retention workouts from 2008 to 2009 as we experienced a shift in our approach to workouts to address the increasing number of borrowers facing long-term, rather than short-term, financial hardships. Our loan modifications in 2009 targeted permanent changes to loan terms to further increase the likelihood of long-term home retention, in contrast to HomeSaver Advance Loans, which are unsecured personal loans in the amount of past due payments on a borrower’s mortgage loan used to bring the mortgage loan current. We provided fewer HomeSaver Advance loans in 2009 than in 2008.

Not counting trial modifications under HAMP, in 2009 we completed approximately 99,000 loan modifications, an increase of 195% over 2008. Loan modifications represented 61% of home retention workouts completed in 2009 compared with 30% in 2008.

In 2009, the characteristics of our modifications changed notably, with 93% of modifications involving term extensions, interest rate reductions, or a combination of both, compared with 57% in 2008. As a result, approximately 58% of modifications completed in 2009 resulted in a reduction in initial monthly payments of greater than 20%, compared with 13% for modifications completed in 2008. This level of payment reduction should provide valuable assistance to borrowers in sustaining home ownership and, in turn, should help us reduce borrower defaults, which are costly for us.

Our modification statistics do not include HAMP trial modifications until they become permanent modifications. HAMP was our primary loan modification program in 2009; however, many of the trial modifications entered into during 2009 have not yet converted to a permanent modification solution due to the fact that the trial period is still underway or the trial period has been extended for servicers to obtain documents and perform final modification underwriting. A borrower receives payment relief during the HAMP trial period to the extent that the borrower pays according to the trial modification plan. While HAMP is the first home retention workout that servicers must consider for borrowers, we continued to complete modifications for those borrowers who did not qualify for HAMP, with the vast majority of our modifications in 2009 completed through our standard modification approaches. Including HAMP trials entered into during 2009, our HAMP efforts represented the vast majority of our total foreclosure prevention actions. As of December 31, 2009, 291,053 of our loans were in trial modification periods under HAMP, as reported by servicers to the system of record for the program. The number of our HAMP trials increased substantially in the third and fourth quarters of 2009, and we expect our permanent HAMP modifications to increase significantly as trial periods are completed and permanent modification offers are extended. However, it is difficult to predict how many trial modifications for our loans under HAMP will ultimately convert to permanent loan modifications.

Foreclosure Alternatives

If we are unable to provide a viable home retention option through HAMP or other programs, we may offer foreclosure alternatives, including preforeclosure sales and deeds-in-lieu of foreclosure. In 2009, our total volume of preforeclosure sales and deeds-in-lieu of foreclosures increased by 239% to approximately 40,000 in 2009 compared with approximately 12,000 in 2008. We have increasingly relied on foreclosure alternatives, primarily preforeclosure sales and deeds-in-lieu of foreclosure, as a growing number of borrowers have faced longer-term economic hardships that cannot be solved through a home retention solution.

Providing Mortgage Market Liquidity

In 2009, we purchased or guaranteed an estimated $823.6 billion in new business, measured by unpaid principal balance, which included financing for approximately 3,125,000 conventional single-family loans and approximately 372,000 multifamily units. The $823.6 billion in new single-family and multifamily business in 2009 consisted of $496.0 billion in Fannie Mae MBS acquired by third parties, and $327.6 billion in mortgage loans and mortgage-related securities that we purchased for our mortgage investment portfolio.

Our mortgage credit book of business—which consists of the mortgage loans and mortgage-related securities we hold in our investment portfolio, Fannie Mae MBS held by third parties and other credit enhancements that we provide on mortgage assets—totaled $3.2 trillion as of September 30, 2009, which represented approximately 27.5% of U.S. residential mortgage debt outstanding on September 30, 2009, the latest date for which the Federal Reserve has estimated U.S. residential mortgage debt outstanding. Our estimated market share of new single-family mortgage-related securities issuances was 38.9% in the fourth quarter of 2009 and 46.3% for the full year, making us the largest single issuer of mortgage-related securities in the secondary market in both periods. In comparison, our estimated market share of new single-family mortgage-related securities issuances was 44.0% in the third quarter of 2009, and 41.7% a year ago in the fourth quarter of 2008. Our estimated market share for 2009 of 46.3% includes $94.6 billion of whole loans held for investment in our mortgage portfolio that were securitized into Fannie Mae MBS in the second quarter, but retained in our mortgage portfolio and consolidated on our consolidated balance sheets. If we exclude these Fannie Mae MBS from the estimation of our market share, our estimated 2009 market share of new single-family mortgage-related securities issuances was 43.2%, still high enough to make us the largest single issuer of mortgage-related securities in the secondary market in 2009. Our market share remained high during 2009, primarily due to the dramatic curtailment of issuances of private-label securities since the end of 2007.

We remain a constant source of liquidity in the multifamily market and we have been successful with our goal of expanding our multifamily MBS business and broadening our multifamily investor base. Approximately 81% of our total multifamily production in 2009 was an MBS execution, compared with 17% in 2008.

In addition to purchasing and guaranteeing mortgage assets, we are taking a variety of other actions to provide liquidity to the mortgage market. These actions include whole loan conduit activities, early funding activities, dollar roll transactions, and REMICs and other structured securitizations, which we describe in “Business Segments—Capital Markets Group.”

Liquidity

In response to the strong demand that we experienced for our debt securities during 2009, we issued a variety of non-callable and callable debt securities in a wide range of maturities to achieve cost-efficient funding and to strengthen our debt maturity profile. In particular, we issued a significant amount of long-term debt during this period, which we then used to repay maturing debt and prepay more expensive long-term debt. As a result, as of December 31, 2009, our outstanding short-term debt, based on its original contractual maturity, decreased as a percentage of our total outstanding debt to 26% from 38% as of December 31, 2008. In addition, the weighted-average interest rate on our long-term debt (excluding debt from consolidations) based on its original contractual maturity, decreased to 3.71% as of December 31, 2009 from 4.66% as of December 31, 2008.

We believe that our ready access to long-term debt funding during 2009 has been primarily due to the actions taken by the federal government to support us and the financial markets. Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could increase our roll-over risk and materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition, results of operations and ability to continue as a going concern. Demand for our debt securities could decline in the future, as the Federal Reserve concludes its agency debt and MBS purchase programs during the first quarter of 2010, or for other reasons. Despite the expiration of the credit facility we had with Treasury and a Treasury MBS purchase program, as well as the scheduled expiration of the Federal Reserve’s program to purchase agency MBS and debt, as of the date of this filing, demand for our long-term debt securities continues to be strong.

See “MD&A—Liquidity and Capital Management—Liquidity Management” for more information on our debt funding activities and “Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt securities to fund our operations.

Outlook

Overall Housing and Mortgage Market Conditions.  Although the financial markets have begun to recover, they remain weak on a historical basis. We expect this weakness in the real estate financial markets to continue in 2010. We expect home sales to slow somewhat in the coming months from the fourth quarter 2009 pace; however, the expanded homebuyer tax credit, combined with historically low mortgage rates, should support a strong sales pace through the first half of 2010 before slowing somewhat in the second half. We also expect home sales to start a longer term growth path by the end of 2010, if the labor market shows improvement. The continued deterioration in the performance of outstanding mortgages, however, will result in the foreclosure of troubled loans, which is likely to add to the excess housing inventory. If, as we expect, interest rates rise modestly, the pace at which the excess inventory is absorbed will decline.

We expect heightened default and severity rates to continue during 2010, and home prices, particularly in some geographic areas, may decline further. All of these conditions may worsen if the increase in the unemployment rate exceeds current expectations on either a national or regional basis. We continue to expect further increases in the level of foreclosures and single-family delinquency in 2010, as well as in the level of multifamily defaults and loss severity. We expect the decline in residential mortgage debt outstanding to continue through 2010, which would mark three consecutive annual declines. Approximately 80% of our single-family business in 2009 consisted of refinancings. We expect a decline in total originations as well as a potential shift of the market away from refinance activity during 2010, to have a significant adverse impact on our business volumes.

Home Price Declines:  Home prices declined approximately 2.2% in 2009, following a decline of approximately 10% in 2008. We expect home prices to stabilize in 2010 and that the peak-to-trough home price decline on a national basis will range between 17% to 24%. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment regarding a variety of critical assumptions we make when formulating these estimates, including: the effect of actions the federal government has taken and may take with respect to national economic recovery; the impact of the end of the Federal Reserve’s MBS purchase program; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines.

Our 17% to 24% peak-to-trough home price decline estimate compares with an approximately 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations for each individual property by number of properties, whereas the S&P/Case-Shiller index weights expectations of home price declines based on property value, causing declines in home prices on higher priced homes to have a greater effect on the overall result; and (2) our estimates do not include known sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values, whereas the S&P/Case-Shiller index includes sales of foreclosed homes. The S&P/Case-Shiller comparison numbers shown above are calculated using our models and assumptions, but modified to use these two factors (weighting of expectations based on property value and the inclusion of foreclosed property sales). In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based only on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference.

Credit-Related Expenses.  Our credit-related expenses in 2009 were more than double our credit-related expenses in 2008. We expect that our credit-related expenses will remain high in 2010, as we believe that the level of our nonperforming loans will remain elevated for a period of time. Absent further significant economic deterioration, however, we anticipate that our credit-related expenses will be lower in 2010 than in 2009. Our expectation is based on several factors, including (1) the slow-down in the rate of increase in average loss severities as home price declines have begun to moderate and stabilize in some regions, (2) our current expectation that, as 2010 progresses, credit deterioration will continue at a slower pace, coupled with an increase in the pace of foreclosures and problem loan workouts, and result in a slower rate of increase in delinquencies, and (3) our January 1, 2010 adoption of new accounting standards as a result of which we will no longer recognize the acquisition of loans from the MBS trusts that we have consolidated as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as these loans will already be reflected on our consolidated balance sheet. As a result, we expect a reduction in our provision for credit losses.

Credit Losses.  We expect that our credit losses will continue to increase during 2010 as a result of anticipated continued high unemployment and overall economic weakness, which will contribute to an expected increase in our charge-offs as we pursue foreclosure alternatives and foreclosures on seriously delinquent loans for which we are not able to provide a sustainable home retention workout solution.

Future Losses and Preferred Stock Dividends.  We expect to continue to have losses on our guaranty book of business in response to the dual stresses of high unemployment and the extent and duration of the decline in home prices. Given our expectations regarding future losses and future draws from Treasury, we do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future.

Uncertainty Regarding our Future Status and Long-Term Financial Sustainability.  We expect that the actions we take to stabilize the housing market and minimize our credit losses will continue to have, in the short term at least, a material adverse effect on our results of operations and financial condition, including our net worth. Although Treasury’s additional funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial and will increase as we request additional funds from Treasury under the senior preferred stock purchase agreement. As a result of these factors, along with current and expected market and economic conditions and the deterioration in our single-family and multifamily books of business, there is significant uncertainty as to our long-term financial sustainability. We expect that, for the indefinite future, the earnings of the company, if any, will not be sufficient to pay the dividends on the senior preferred stock. As a result, dividend payments will be effectively paid from funds drawn from the Treasury.

There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses, credit losses and credit loss ratio to vary significantly from our current expectations. In addition, there is uncertainty regarding the future of our business after the conservatorship is terminated, including whether we will continue in our current form, and we expect this uncertainty to continue. In announcing the December 24, 2009 amendments to the senior preferred stock purchase agreement and to Treasury’s preferred stock purchase agreement with Freddie Mac, Treasury noted that the amendments “should leave no uncertainty about the Treasury’s commitment to support [Fannie Mae and Freddie Mac] as they continue to play a vital role in the housing market during this current crisis.” On February 1, 2010, the Obama Administration stated in its fiscal year 2011 budget proposal that it was continuing to monitor the situation of Fannie Mae, Freddie Mac and the Federal Home Loan Banks (the “GSEs”) and would continue to provide updates on considerations for longer-term reform of Fannie Mae and Freddie Mac as appropriate. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding longer-term reform of the GSEs. Please see “GSE Reform and Pending Legislation” for a discussion of legislation being considered that could affect our business, including a list of possible reform options for the GSEs.

MORTGAGE SECURITIZATIONS

We support market liquidity by securitizing mortgage loans, which means we place loans in a trust and Fannie Mae MBS backed by the mortgage loans are then issued. We guarantee to the MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the trust certificates and, in return for this guaranty, we receive guaranty fees.

Below we discuss (1) two broad categories of securitization transactions: lender swaps and portfolio securitizations; (2) features of our MBS trusts; (3) circumstances under which we purchase loans from MBS trusts; and (4) single-class and multi-class Fannie Mae MBS.

Lender Swaps and Portfolio Securitizations

Our securitization transactions primarily fall within two broad categories: lender swap transactions and portfolio securitizations.

Our most common type of securitization transaction is our “lender swap transaction.” Mortgage lenders that operate in the primary mortgage market generally deliver pools of mortgage loans to us in exchange for Fannie Mae MBS backed by these mortgage loans. A pool of mortgage loans is a group of mortgage loans with similar characteristics. After receiving the mortgage loans in a lender swap transaction, we place them in a trust that is established for the sole purpose of holding the mortgage loans separate and apart from our assets. We deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent an undivided beneficial ownership interest in each of the mortgage loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We retain a portion of the interest payment as the fee for providing our guaranty. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificateholders from the principal and interest payments and other collections on the underlying mortgage loans.

In contrast to our lender swap securitizations, in which lenders deliver pools of mortgage loans to us that we immediately place in a trust for securitization, our “portfolio securitization transactions” involve creating and issuing Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our mortgage portfolio. We currently securitize a majority of the single-family mortgage loans we purchase.

MBS Trusts

We serve as trustee for our MBS trusts, each of which is established for the sole purpose of holding mortgage loans separate and apart from our assets. Our MBS trusts hold either single-family or multifamily mortgage loans. Each trust operates in accordance with a trust agreement or a trust indenture. An MBS trust is also governed by an issue supplement documenting the formation of that MBS trust and the issuance of the related Fannie Mae MBS. The trust agreement or the trust indenture, together with the issue supplement and any amendments, are the “trust documents” that govern an individual MBS trust.

In January 2009, we established a new multifamily master trust agreement that governs our multifamily MBS trusts formed on or after February 1, 2009 and amended and restated our previous 2007 master trust agreement to (1) establish specific criteria for the segregation and maintenance by our mortgage loan servicers of collateral reserve accounts, (2) provide greater flexibility in dealing with defaulted mortgage loans held in an MBS trust, and (3) make changes to our multifamily MBS trusts to conform with our single-family MBS trusts.

In 2008, we established a new single-family master trust agreement that governs our single-family MBS trusts formed on or after January 1, 2009 and amended and restated our previous single-family master trust agreement, also effective January 1, 2009. These changes are intended to facilitate the workout process on mortgage loans included in trusts governed by these trust documents.

Purchases of Loans from our MBS Trusts

Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest. We generally purchase from the MBS trust any loan that we intend to modify prior to the time that the modification becomes effective.

In deciding whether and when to purchase a loan from a single-family MBS trust, we consider a variety of factors, including: our legal ability or obligation to purchase loans under the terms of the trust documents; our mission and public policy; our loss mitigation strategies and the exposure to credit losses we face under our guaranty; our cost of funds; the impact on our results of operations; relevant market yields; the accounting impact; the administrative costs associated with purchasing and holding the loans; counterparty exposure to lenders that have agreed to cover losses associated with delinquent loans; general market conditions; our statutory obligations under our Charter Act; and other legal obligations such as those established by consumer finance laws. The weight we give to these factors changes depending on market circumstances and other factors.

With the adoption of new accounting standards on January 1, 2010, we will no longer recognize the acquisition of loans from the MBS trusts that we have consolidated as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as these loans will already be reflected on our consolidated balance sheet. Currently, the cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our portfolio is less than the cost of advancing delinquent payments to security holders. In light of these factors, on February 10, 2010, we announced that we expect to significantly increase our purchases of delinquent loans from single-family MBS trusts. We will begin purchasing these loans in March 2010. We expect to purchase a significant portion of the current delinquent population within a few months period subject to market, servicer capacity, and other constraints, including the limit on mortgage assets that we may own pursuant to the preferred stock purchase agreement described in “Conservatorship and Treasury Agreements — Treasury Agreements — Covenants under Treasury Agreements.” As of December 31, 2009, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent four or more months was approximately $127 billion. We will continue to review the economics of purchasing loans that are four or more months delinquent in the future and may reevaluate our delinquent loan purchase practices and alter them if circumstances warrant.

For our multifamily MBS trusts, we typically exercise our option to purchase a loan from the trust if the loan is delinquent, in whole or in part, as to four or more consecutive monthly payments.

Single-Class and Multi-Class Fannie Mae MBS

Fannie Mae MBS trusts may be single-class or multi-class. Single-class MBS are MBS where the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issuance. Multi-class MBS are MBS, including REMICs, where the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. After these classes expire, cash flows received on the underlying mortgage assets are allocated to the remaining classes in accordance with the terms of the securities’ structures. As a result, each of the classes in a multi-class MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. Structured Fannie Mae MBS are either multi-class MBS or single-class MBS that are resecuritizations of other single-class Fannie Mae MBS. In a resecuritization, pools of MBS are collected and securitized.

BUSINESS SEGMENTS

We have three business segments for management reporting purposes: Single-Family Credit Guaranty, Housing and Community Development, and Capital Markets. Our business segments engage in complementary business activities in pursuing our mission of providing liquidity, stability and affordability to the U.S. housing market. These activities are summarized in the table below and described in more detail following this table. We also summarize in the table below the key sources of revenue for each of our segments and the primary expenses. See “MD&A—Business Segment Results” and “Note 15, Segment Reporting” for the financial results of each of our segments and a discussion and analysis of the financial performance of each segment.

Business Segment	Primary Business Activities	Primary Revenues	Primary Expenses
Single-Family Credit Guaranty, or Single-Family
•  Mortgage securitizations: Works with our lender customers to securitize single-family mortgage loans delivered to us by lenders into Fannie Mae MBS, which we refer to as “lender swap” transactions

•  Mortgage acquisitions: Works with our Capital Markets group to facilitate the purchase of single-family mortgage loans for our mortgage portfolio

•  Credit risk management: Prices and manages the credit risk on loans in our single-family guaranty book of business

•  Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through foreclosure alternatives—including through our role in the Making Home Affordable Program, through management of real-estate owned, or REO, we acquire upon foreclosure or through a deed-in-lieu of foreclosure, and through lender repurchase evaluations
• Guaranty fees: Compensation for assuming and managing the credit risk on our single-family guaranty book of business

•  Trust management income: Derived from the interest earned on cash flows between the date of remittance of mortgage payments to us by servicers and the date of distribution of these payments to MBS certificateholders

• Fee and other income: Compensation received for providing lender services	• Credit-related expenses. Consists of provision for credit losses and foreclosed property expense on loans underlying our single-family guaranty book of business

• Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with the Single-Family Credit Guaranty business operations

Business Segment	Primary Business Activities	Primary Revenues	Primary Expenses

Housing and Community Development Business, or HCD
•  Mortgage securitizations: Works with our lender customers to securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS

•  Mortgage acquisitions: Works with our Capital Markets group to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio

•  Affordable housing investments: Provides funding for investments in affordable multifamily rental and for-sale housing projects

•  Credit risk management: Prices and manages the credit risk on loans in our multifamily guaranty book of business

•  Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through foreclosure alternatives, through management REO we acquire upon foreclosure or through a deed-in-lieu of foreclosure, and through lender repurchase evaluations.

•  Guaranty fees: Compensation for assuming and managing the credit risk on our multifamily guaranty book of business

•  Fee and other income: Compensation received for multifamily transactions and bond credit enhancements

•  Credit-related expenses: Consists of provision for credit losses and foreclosed property expense on loans underlying our multifamily guaranty book of business

•  Net operating losses: Generated by our affordable housing investments, net of any tax benefits generated by these investments that we are able to utilize

•  Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our HCD business operations

Capital Markets
•  Mortgage and other investments: Purchases mortgage assets and makes investments in other non-mortgage interest-earning assets

•  Mortgage securitizations and other customer services: Issues structured Fannie Mae MBS for customers in exchange for a transaction fee and provides other fee-related services to our lender customers

•  Interest rate risk management: Manages the interest rate risk on our portfolio by issuing a variety of debt securities in a wide range of maturities and through the use of derivatives
• Net interest income: Generated from the difference between the interest income earned on our interest-earning assets and the interest expense associated with the debt funding those assets

• Fee and other income: Compensation received for providing structured transactions and other lender services	• Fair value gains and losses: Primarily consists of fair value gains and losses on derivatives and trading securities

•  Investment gains and losses: Primarily consists of gains and losses on the sale or securitization of mortgage assets

•  Other-than-temporary impairment: Consists of impairment recognized on our investments

• Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Capital Markets business operations

Single-Family Credit Guaranty Business

Our Single-Family business works with our lender customers to provide funds to the mortgage market by securitizing single-family mortgage loans into Fannie Mae MBS. Our Single-Family business issues single-class Fannie Mae MBS from pools of loans delivered to us by mortgage lenders that are placed immediately in a trust. Unlike MBS securitization transactions engaged in by our Capital Markets group, our Single-Family business securitizations are not comprised of loans from our portfolio. Our Single-Family business also works with our Capital Markets group to facilitate the purchase of single-family mortgage loans for our mortgage portfolio. Our Single-Family business has primary responsibility for pricing and managing the credit risk on our single-family guaranty book of business, which consists of single-family mortgage loans underlying Fannie Mae MBS and single-family loans held in our mortgage portfolio.

A single-family loan is secured by a property with four or fewer residential units. Our Single-Family business and Capital Markets group securitize and purchase primarily conventional (not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first lien mortgage loans, or mortgage-related securities backed by these types of loans. We also securitize or purchase loans insured by FHA, loans guaranteed by the Department of Veterans Affairs (“VA”), and loans guaranteed by the Rural Development Housing and Community Facilities Program of the Department of Agriculture, manufactured housing loans, reverse mortgage loans, multifamily mortgage loans, subordinate lien mortgage loans (for example, loans secured by second liens) and other mortgage-related securities.

Revenues for our Single-Family business are derived primarily from guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS. We also allocate guaranty fee revenues to the Single-Family business for assuming and managing the credit risk on the single-family mortgage loans held in our portfolio. The aggregate amount of single-family guaranty fees we receive or that are allocated to our Single-Family business in any period depends on the amount of single-family Fannie Mae MBS outstanding and loans held in our mortgage portfolio during the period and the applicable guaranty fee rates. The amount of Fannie Mae MBS outstanding at any time is primarily determined by the rate at which we issue new Fannie Mae MBS and by the repayment rate for the loans underlying our outstanding Fannie Mae MBS. Other factors affecting the amount of Fannie Mae MBS outstanding are the extent to which we purchase loans from our MBS trusts because of borrower defaults (with the amount of these purchases affected by the rate of borrower defaults on the loans and the extent of loan modification programs in which we engage) and the extent to which sellers and servicers repurchase loans from us upon our demand because there was a breach in the selling representations and warranties provided upon delivery of the loans. Our Single-Family business accounted for approximately 39% of our net revenues in 2009, compared with 54% in 2008 and 63% in 2007.

We describe the credit risk management process employed by our Single-Family business, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our single-family credit risk in “MD&A—Risk Management—Credit Risk Management.”

Mortgage Securitizations and Acquisitions

Our Single-Family business securitizes single-family mortgage loans and issues single-class Fannie Mae MBS, which are described above in “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS,” for our lender customers. Unlike MBS securitization transactions engaged in by our Capital Markets group, our Single-Family business engages solely in lender swap transactions, in which lenders deliver pools of mortgage loans to us in exchange for Fannie Mae MBS backed by these loans. We describe lender swap transactions, and how they differ from portfolio securitizations, in “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.”

Loans from our lender customers are delivered to us through either our “flow” or “bulk” transaction channels. In our flow business, we enter into agreements that generally set agreed-upon guaranty fee prices for a lender’s future delivery of individual loans to us over a specified time period. Our bulk business generally consists of transactions in which a set of loans are delivered to us in bulk, typically with guaranty fees and other contract terms negotiated individually for each transaction.

Mortgage Servicing

Servicing

Generally, the servicing of the mortgage loans held in our mortgage portfolio or that back our Fannie Mae MBS is performed by mortgage servicers on our behalf. Typically, lenders who sell single-family mortgage loans to us service these loans for us. For loans we own or guarantee, the lender or servicer must obtain our approval before selling servicing rights to another servicer.

Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report delinquencies, perform default prevention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our homeownership assistance initiatives, negotiation of workouts of troubled loans, and loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, our ability to actively manage troubled loans that we own or guarantee may be limited. For more information on the risks of our reliance on servicers, refer to “Risk Factors” and “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

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

REO Management and Lender Repurchase Evaluations

In the event a loan defaults and we acquire a home through foreclosure or a deed-in-lieu of foreclosure, we focus on selling the home through a national network of real estate agents. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and also to stabilize neighborhoods—to prevent empty homes from depressing home values. We also continue to seek non-traditional ways to sell properties, including by selling homes to cities, municipalities and other public entities, and by selling properties in bulk or through public auctions.

We also conduct post-purchase quality control file reviews to ensure that loans sold to and serviced for us meet our guidelines. If we discover violations through reviews, we issue repurchase demands to the seller and seek to collect on our repurchase claims.

Housing and Community Development Business

Our HCD business works with our lender customers to provide funds to the mortgage market by securitizing multifamily mortgage loans into Fannie Mae MBS. Our HCD business also works with our Capital Markets group to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio. Multifamily mortgage loans relate to properties with five or more residential units, which may be apartment communities, cooperative properties or manufactured housing communities. Our HCD business also makes LIHTC partnership, debt and equity investments to increase the supply of affordable housing. Our HCD business has primary responsibility for pricing and managing the credit risk on our multifamily guaranty book of business, which consists of multifamily mortgage loans underlying Fannie Mae MBS and multifamily loans held in our mortgage portfolio.

Revenues for our HCD business are derived from a variety of sources, including: (1) guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio and on other mortgage-related securities; (2) transaction fees associated with the multifamily business and (3) other bond credit enhancement related fees. HCD’s investments in rental housing projects eligible for LIHTC and other investments generate both tax credits and net operating losses that may reduce our federal income tax liability. Other investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. Our HCD business accounted for approximately 3% of our net revenues in 2009, compared with 3% in 2008 and 4% in 2007.

We describe the credit risk management process employed by our HCD business, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our multifamily credit risk, in “MD&A—Risk Management—Credit Risk Management—Multifamily Mortgage Credit Risk Management.”

Mortgage Securitizations and Acquisitions

Our HCD business generally creates multifamily Fannie Mae MBS and acquires multifamily mortgage assets in the same manner as our Single-Family business, as described above in “Single-Family Credit Guaranty Business—Mortgage Securitizations and Acquisitions.”

Mortgage Servicing

As with the servicing of single-family mortgages, multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. In contrast to our single-family mortgage servicers, however, many of those lenders have agreed, as part of the multifamily delegated underwriting and servicing relationship we have with these lenders, to accept loss sharing under certain defined circumstances with respect to mortgages that they have sold to us and are servicing. Thus, multifamily loss sharing obligations are an integral part of our selling and servicing relationships with multifamily lenders. Consequently, transfers of multifamily servicing rights are infrequent and are carefully monitored by us to enforce our right to approve all servicing transfers. As a seller-servicer, the lender is also responsible for evaluating the financial condition of property owners, administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections.

Affordable Housing Investments

Our HCD business helps to expand the supply of affordable housing by investing in rental and for-sale housing projects. Historically, most of these investments have been LIHTC investments. Our HCD business also makes non-LIHTC debt and equity investments in rental and for-sale housing. These investments are consistent with our focus on serving communities and improving access to affordable housing. As described in “Note 11, Income Taxes,” we concluded that it is more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets. Therefore, we currently do not recognize in our financial statements any tax benefits associated with tax credits and net operating losses. As a result of our tax position, we did not make any new LIHTC investments in 2009 other than pursuant to commitments existing prior to 2008. In addition, we limited other new investments during 2009 due to the unfavorable real estate market conditions.

Prior to September 30, 2009, we entered into a nonbinding letter of intent to transfer equity interests in our LIHTC investments to third-party investors at a price above carrying value. This transaction was subject to the Treasury’s approval under the terms of our senior preferred stock purchase agreement. In November of 2009, Treasury notified FHFA and us that it did not consent to the proposed transaction. Treasury stated the proposed sale would result in a loss of aggregate tax revenues that would be greater than the savings to the federal government from a reduction in the capital contribution obligation of Treasury to Fannie Mae under the senior preferred stock purchase agreement. Treasury further stated that withholding approval of the proposed sale afforded more protection to the taxpayers than approval would have provided.

We have continued to explore options to sell or otherwise transfer our LIHTC investments for value consistent with our mission; however, to date, we have not been successful. On February 18, 2010, FHFA informed us, by letter, of its conclusion that any sale by us of our LIHTC assets would require Treasury’s consent under the senior preferred stock purchase agreement, and that FHFA had presented other options for Treasury to consider, including allowing us to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. FHFA’s letter further informed us that, after further consultation with the

Treasury, we may not sell or transfer our LIHTC partnership interests and that FHFA sees no disposition options. Therefore, we no longer have both the intent and ability to sell or otherwise transfer our LIHTC investments for value. As a result, we recognized a loss of $5.0 billion during the fourth quarter of 2009 to reduce the carrying value of our LIHTC “Partnership investments” to zero in the consolidated financial statements. For additional information regarding our investments in LIHTC partnerships and their impact on our financial results, see “MD&A—Consolidated Results of Operations—Losses from Partnership Investments” and “MD&A—Off-Balance Sheet Arrangements and Variable Interest Entities.”

Capital Markets

Our Capital Markets group manages our investment activity in mortgage-related assets and other interest-earning non-mortgage investments. We fund our investments primarily through proceeds we receive from the issuance of debt securities in the domestic and international capital markets. Our Capital Markets group has primary responsibility for managing the interest rate risk associated with our investments in mortgage assets.

The business model for our Capital Markets group continues to evolve. Our business activity is increasingly focused on making short-term use of our balance sheet rather than on long-term buy and hold strategies. As a result, our Capital Markets group increasingly works with lender customers to provide funds to the mortgage market through short-term financing and investing activities. Activities we are undertaking to provide liquidity to the mortgage market include the following:

•	Whole Loan Conduit. Whole loan conduit activities involve our purchase of loans principally for the purpose of securitizing them. We purchase loans from a large group of lenders and then securitize them as Fannie Mae MBS, which may then be sold to dealers and investors.

•	Early Funding. Lenders who deliver whole loans or pools of whole loans to us in exchange for MBS typically must wait between 30 and 45 days from the closing and settlement of the loans or pools and the issuance of the MBS. This delay may limit lenders’ ability to originate new loans. Under our early lender funding programs, we purchase whole loans or pools of loans on an accelerated basis, allowing lenders to receive quicker payment for the whole loans and pools, which replenishes their funds and allows them to originate more mortgage loans.

•	Dollar Roll Transactions. We had a significant amount of dollar roll activity in 2009 as a result of attractive implied financing costs of the dollar roll versus our funding levels and a desire to increase market liquidity. A dollar roll transaction is a commitment to purchase a mortgage-related security with a concurrent agreement to re-sell a substantially similar security at a later date or vice versa.

•	REMICs and Other Structured Securitizations. We issue structured Fannie Mae MBS (including REMICs), typically for our lender customers or securities dealer customers, in exchange for a transaction fee.

Securitization Activities

Our Capital Markets group is engaged in issuing both single-class and multi-class Fannie Mae MBS through both portfolio securitizations and lender swap securitizations.

•	Portfolio securitizations. Our Capital Markets group creates single-class and multi-class Fannie Mae MBS from mortgage-related assets held in our mortgage portfolio. Our Capital Markets group may sell these Fannie Mae MBS into the secondary market or may retain the Fannie Mae MBS in our investment portfolio.

•	Lender swap securitizations: Our Capital Markets group creates single-class and multi-class structured Fannie Mae MBS, typically for our lender customers or securities dealer customers, in exchange for a transaction fee. In these transactions, the customer “swaps” a mortgage-related asset that it owns (typically a mortgage security) in exchange for a structured Fannie Mae MBS we issue. Our Capital Markets group earns transaction fees for creating structured Fannie Mae MBS for third parties.

For more information about lender swaps and how they differ from portfolio securitizations, please see “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.” For a description of single-class Fannie Mae MBS, please see “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS.”

Other Customer Services

Our Capital Markets group provides our lender customers and their affiliates with services that include offering to purchase a wide variety of mortgage assets, including non-standard mortgage loan products; segregating customer portfolios to obtain optimal pricing for their mortgage loans; and assisting customers with hedging their mortgage business. These activities provide a significant flow of assets for our mortgage portfolio, help to create a broader market for our customers and enhance liquidity in the secondary mortgage market.

Mortgage Asset Portfolio

Although our Capital Markets group’s business activities are increasingly focused on short-term financing and investing, revenue from our Capital Markets group is derived primarily from the difference, or spread, between the interest we earn on our mortgage and non-mortgage investments and the interest we incur on the debt we issue to fund these assets. Accordingly, our Capital Markets revenues are primarily derived from our asset portfolio, which is capped under our senior preferred stock purchase agreement with Treasury at a limit that decreases each year. See “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” for more information on the decreasing limits on the amount of mortgage assets we are permitted to hold. Our Capital Markets group also earns fee and other income on various transactions we provide as a service to our customers, which we describe below. Our Capital Markets group accounted for approximately 58% of our net revenues in 2009, compared with 43% in 2008 and 33% in 2007.

We describe the interest rate risk management process employed by our Capital Markets group, including its key strategies in managing interest rate risk and key metrics used in measuring and evaluating our interest rate risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk.”

Investment and Financing Activities

Our Capital Markets group seeks to increase the liquidity of the mortgage market by maintaining a presence as an active investor in mortgage loans and mortgage-related securities and, in particular, supports the liquidity and value of Fannie Mae MBS in a variety of market conditions.

Our Capital Markets group funds its investments primarily through the issuance of a variety of debt securities in a wide range of maturities in the domestic and international capital markets. The most active investors in our debt securities include commercial bank portfolios and trust departments, investment fund managers, insurance companies, pension funds, state and local governments, and central banks. The approved dealers for underwriting various types of Fannie Mae debt securities may differ by funding program. See “MD&A—Liquidity and Capital Management—Liquidity Management” for information on the composition of our outstanding debt and a discussion of our liquidity.

Our Capital Markets group’s investment and financing activities are affected by market conditions and the target rates of return that we expect to earn on the equity capital underlying our investments. When we estimate that we can earn returns in excess of our targets, we generally will be an active purchaser of mortgage loans and mortgage-related securities. When potential returns are below our investment targets, we generally will be a less active purchaser, and may be a net seller, of mortgage assets. The Federal Reserve agency MBS purchase program, which we describe in “Residential Mortgage Market—Housing and Mortgage Market and Economic Conditions,” had a significant impact on our investment activity during 2009. Our investment activities also are subject to capital requirements, contractual limitations, and other regulatory constraints, to the extent described below under “Conservatorship and Treasury Agreements” and “Our Charter and Regulation of Our Activities.”

CONSERVATORSHIP AND TREASURY AGREEMENTS

Conservatorship

On September 6, 2008, the Director of FHFA appointed FHFA as our conservator in accordance with the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008, or 2008 Reform Act (together, the “GSE Act”). The conservatorship is a statutory process designed to preserve and conserve our assets and property, and put the company in a sound and solvent condition. Below we summarize key powers held by the conservator under the GSE Act.

The conservatorship has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue in our current form following conservatorship, or what changes to our business structure will be made during or following the conservatorship. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our business, see “Risk Factors.”

Powers of the Conservator under the GSE Act

Upon its appointment, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator has since delegated specified authorities to our Board of Directors, which are described in “Directors, Executive Officers and Corporate Governance—Corporate Governance,” and has delegated to management the authority to conduct our day-to-day operations. The conservator may take any actions it determines are necessary and appropriate to carry on our business and preserve and conserve our assets and property. The conservator’s powers include the ability to transfer or sell our assets or liabilities, generally without any approval, assignment of rights or consent of any party. The GSE Act provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy our general creditors.

Disaffirmance and Repudiation of Contracts

The conservator may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that we entered into prior to its appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of our affairs. The GSE Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator, and specifies the liability of the conservator for disaffirming or repudiating a contract. As of February 26, 2010, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator.

We continue to enter into and enforce contracts with third parties. In addition, we remain liable for all of our obligations relating to our outstanding debt securities and Fannie Mae MBS. The conservator has advised us that it has no intention of repudiating any guaranty obligation relating to Fannie Mae MBS because it views repudiation as incompatible with the goals of the conservatorship.

Security Interests Protected; Exercise of Rights under Qualified Financial Contracts

Notwithstanding the conservator’s powers described above, the conservator must recognize legally enforceable or perfected security interests, except where such an interest is taken in contemplation of our insolvency or with the intent to hinder, delay or defraud us or our creditors. In addition, the GSE Act provides that no person will be stayed or prohibited from exercising specified rights in connection with qualified financial contracts, including termination or acceleration (other than solely by reason of, or incidental to, the appointment of the conservator), rights of offset, and rights under any security agreement or arrangement or other credit enhancement relating to such contract. The term “qualified financial contract” means any securities contract, commodity contract, forward contract, repurchase agreement, swap agreement and any similar agreement that FHFA determines by regulation, resolution or order to be a qualified financial contract.

Avoidance of Fraudulent Transfers

The conservator may avoid, or refuse to recognize, a transfer of any property interest of Fannie Mae or of any of our debtors, and also may avoid any obligation incurred by Fannie Mae or by any debtor of Fannie Mae, if the transfer or obligation was made (1) within five years of September 6, 2008, and (2) with the intent to hinder, delay, or defraud Fannie Mae, FHFA, the conservator or, in the case of a transfer in connection with a qualified financial contract, our creditors. To the extent a transfer is avoided, the conservator may recover, for our benefit, the property or, by court order, the value of that property from the initial or subsequent transferee, unless the transfer was made for value and in good faith. These rights are superior to any rights of a trustee or any other party, other than a federal agency, under the U.S. bankruptcy code.

Management of the Company under Conservatorship

Upon our entry into conservatorship in September 2008, FHFA, as conservator, succeeded to the powers of our officers and directors. The conservator subsequently reconstituted our Board of Directors and delegated to our management and Board of Directors the authority to conduct our day-to-day operations, subject to the direction of the conservator. The conservator retains the authority to withdraw its delegations to the Board and to management at any time.

Our directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors do not have any duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. In addition, the conservator directed the Board to consult with and obtain the approval of the conservator before taking action in specified areas, as described in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

Effect of Conservatorship on Shareholders

The conservatorship has had the following adverse effects on our common and preferred shareholders:

•	the rights of the shareholders are suspended during the conservatorship. Accordingly, our common shareholders do not have the ability to elect directors or to vote on other matters during the conservatorship unless the conservator delegates this authority to them;

•	the conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship; and

•	because we are in conservatorship, we are no longer managed with a strategy to maximize shareholder returns. In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that the focus of conservatorship is on conserving assets, minimizing corporate losses, ensuring Fannie Mae and Freddie Mac continue to serve their mission, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed. For additional information about our business strategy, please see “Executive Summary—Our Business Objectives and Strategy.”

Treasury Agreements

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, which was subsequently amended on September 26, 2008, May 6, 2009 and December 24, 2009. Unless the context indicates otherwise, references in this report to the senior preferred stock purchase agreement refer to the agreement as amended through December 24, 2009. The terms of the senior preferred stock purchase agreement, senior preferred stock and warrant will continue to apply to us even if we are released from the conservatorship. Please see “Risk Factors” for a description of the risks to our business relating to the Treasury agreements.

We also entered into a lending agreement with Treasury in September 2008 under which we were allowed to request loans from Treasury until December 31, 2009. In this report, we refer to this agreement as the “Treasury credit facility.” On December 24, 2009, Treasury announced that the Treasury credit facility would terminate on December 31, 2009, in accordance with its terms. We did not request any loans or borrow any amounts under the Treasury credit facility prior to its termination on December 31, 2009.

Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

Senior Preferred Stock Purchase Agreement

Under the senior preferred stock purchase agreement, we issued to Treasury (1) one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1.0 billion), and (2) a warrant to purchase, for a nominal price, shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the “warrant.” We did not receive any cash proceeds from Treasury at the time the senior preferred stock or the warrant was issued.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet, prepared in accordance with generally accepted accounting principles (“GAAP”), for the applicable fiscal quarter (referred to as the “deficiency amount”). More specifically, the agreement provides that if the Director of FHFA determines he will be mandated by law to appoint a receiver for us, then FHFA, in its capacity as our conservator, may request that Treasury provide funds to us in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement). The senior preferred stock purchase agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, FHFA (or our Chief Financial Officer if we are not under conservatorship), may request funds from Treasury in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement).

On December 24, 2009, Treasury’s maximum funding commitment to us under the senior preferred stock purchase agreement was increased pursuant to an amendment to the agreement. The amendment provides that the cap on Treasury’s funding commitment to us under the senior preferred stock purchase agreement will increase as necessary to accommodate any net worth deficits for calendar quarters in 2010 through 2012. For any net worth deficits after December 31, 2012, Treasury’s remaining funding commitment will be $124.8 billion, less any positive net worth as of December 31, 2012. In announcing the December 24, 2009 amendments to the senior preferred stock purchase agreement and to Treasury’s preferred stock purchase agreement with Freddie Mac, Treasury noted that the amendments “should leave no uncertainty about the Treasury’s commitment to support [Fannie Mae and Freddie Mac] as they continue to play a vital role in the housing market during this current crisis.” The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. We discuss our net worth deficits and FHFA’s requests on our behalf for funds from Treasury in “Executive Summary—Summary of our Financial Performance for 2009.”

Under the senior preferred stock purchase agreement, beginning on March 31, 2011, we are required to pay a quarterly commitment fee to Treasury. This quarterly commitment fee will accrue from January 1, 2011. The fee, in an amount to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s funding commitment as then in effect, will be determined on or before December 31, 2010, and will be reset every five years. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

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

Senior Preferred Stock

Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. The stock’s liquidation preference is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference. Any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are not paid in cash to Treasury or waived by Treasury will also be added to the liquidation preference. Accordingly, the aggregate liquidation preference of the senior preferred stock was $60.9 billion as of December 31, 2009 and will increase to $76.2 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of December 31, 2009.

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

Common Stock Warrant

Pursuant to the senior preferred stock purchase agreement, on September 7, 2008, we, through FHFA, in its capacity as conservator, issued a warrant to purchase common stock to Treasury. The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise, for an exercise price of $0.00001 per share. The warrant may be exercised in whole or in part at any time on or before September 7, 2028.

Covenants under Treasury Agreements

The senior preferred stock purchase agreement and warrant contain covenants that significantly restrict our business activities and require the prior written consent of Treasury before we can take certain actions. These covenants prohibit us from:

•	paying dividends or other distributions on or repurchasing our equity securities (other than the senior preferred stock or warrant);

•	issuing additional equity securities (except in limited instances);

•	selling, transferring, leasing or otherwise disposing of any assets, other than dispositions for fair market value, except in limited circumstances including if the transaction is in the ordinary course of business and consistent with past practice;

•	issuing subordinated debt; and

•	entering into any new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for any of our executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

In November 2009, Treasury withheld its consent under these covenants to our proposed transfer of LIHTC investments. Please see “MD&A—Consolidated Results of Operations—Losses from Partnership Investments” for information on the resulting other-than-temporary impairment losses we recognized during the fourth quarter of 2009.

We also are subject to limits, which are described below, on the amount of mortgage assets that we may own and the total amount of our indebtedness. As a result, we can no longer obtain additional equity financing

(other than pursuant to the senior preferred stock purchase agreement) and we are limited in the amount and type of debt financing we may obtain.

•	Mortgage Asset Limit. We are restricted in the amount of mortgage assets that we may own. The maximum allowable amount was $900 billion on December 31, 2009. Beginning on December 31, 2010 and each year thereafter, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. Accordingly, the maximum allowable amount of mortgage assets we may own on December 31, 2010 is $810 billion. The definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of consolidation of variable interest entities. Under this definition, our mortgage assets on December 31, 2009 were $773 billion. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release. In February 2010, FHFA informed Congress that it expects that any net additions to our retained mortgage portfolio would be related to the purchase of delinquent mortgages out of Fannie Mae MBS trusts. See “MD&A—Consolidated Balance Sheet Analysis—Mortgage Investments” for information on our plans to purchase delinquent loans from single-family Fannie Mae MBS trusts.

•	Debt Limit. We are subject to a limit on the amount of our indebtedness. Our debt limit through December 30, 2010 equals $1,080 billion. Beginning December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. The definition of indebtedness is based on the par value of each applicable loan for purposes of our debt cap. Under this definition, our indebtedness as of December 31, 2009 was $786 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our Web site and announced in a press release.

Under the terms of the senior preferred stock purchase agreement, “mortgage assets” and “indebtedness” are calculated without giving effect to changes made after May 2009 to the accounting rules governing the transfer and servicing of financial assets and the extinguishment of liabilities or similar accounting standards. Accordingly, our adoption of new accounting policies regarding consolidation and transfers of financial assets will not affect these calculations.

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

As described above and in “Risk Factors,” the Treasury agreements also impact our business in ways that affect our common and preferred shareholders.

GSE REFORM AND PENDING LEGISLATION

GSE Reform

In June 2009, the Obama administration released a white paper on financial regulatory reform stating that Treasury and HUD would be developing recommendations on the future of the GSEs. The white paper noted that there were a number of options for the reform of Fannie Mae and Freddie Mac, including:

•	returning them to their previous status as GSEs with the paired interests of maximizing returns for private shareholders and pursuing public policy home ownership goals;

•	gradually winding down the GSEs’ operations and liquidating their assets;

•	incorporating the GSEs’ functions into a federal agency;

•	implementing a public utility model where the government regulates the GSEs’ profit margin, sets guaranty fees, and provides explicit backing for GSE commitments;

•	converting the GSEs’ role to providing insurance for covered bonds; and

•	dissolving Fannie Mae and Freddie Mac into many smaller companies.

On February 1, 2010 the administration stated in its 2011 budget proposal that it “continues to monitor the situation of the GSEs closely and will continue to provide updates on considerations for longer-term reform of Fannie Mae and Freddie Mac as appropriate.” The same day, HUD Secretary Shaun Donovan indicated that the administration would release a statement on the GSEs “in the very near future.”

During 2009, Congress began to hold hearings on the future status of Fannie Mae and Freddie Mac, and at least one legislative proposal relating to the future status of the GSEs was offered. We expect hearings to continue in 2010 and additional proposals to be discussed. The Chairman of the House Financial Services Committee stated in January 2010, “I believe this committee will be recommending abolishing Fannie Mae and Freddie Mac in their current form and coming up with a whole new system of housing finance.” We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. In sum, there continues to be uncertainty regarding the future of our company, including whether we will continue in our current form after the conservatorship is terminated.

Pending Legislation

On December 11, 2009, the House of Representatives passed legislation that would significantly alter the current regulatory framework applicable to the financial services industry, with enhanced regulation of financial firms and markets. The legislation includes proposals relating to the enhanced regulation of securitization markets, changes to existing capital and liquidity requirements for financial firms, additional regulation of the over-the-counter derivatives market, stronger consumer protection regulations, requirements for the retention of credit risk by securitizers and originators of mortgage loans, regulations on compensation practices, and changes in accounting standards. The Senate may consider its own financial reform legislation in 2010. If enacted, such legislation could directly and indirectly affect many aspects of our business and that of our business partners.

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

In addition, legislation has been enacted or is being considered in some jurisdictions that would enable lending for residential energy efficiency improvements, with loans repaid via the homeowner’s real property tax bill. This structure is designed to grant lenders of energy efficiency loans the equivalent of a tax lien, giving them priority over all other liens on the property, including previously recorded first lien mortgage loans. Consequently, the legislation could increase our credit losses, impact our business volumes and limit the size of loans we acquire where these laws are in effect.

In May 2009, the House of Representatives passed a bill that, among other things, would enhance consumer protections in mortgage loan transactions, impose new servicing standards and allow for assignee liability. Similar provisions were also included in the House-passed financial regulation reform bill. If enacted, the legislation would impact our business and the overall mortgage market. However, it is unclear when, or if, the Senate will consider comparable legislation.

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

We cannot predict whether any legislation will be enacted and, if legislation is enacted, the prospects for the timing and content of the legislation, or the impact that any enacted legislation could have on our company or our industry.

OUR CHARTER AND REGULATION OF OUR ACTIVITIES

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

It is from these sections of the Charter Act that we derive our mission of providing liquidity, increasing stability and promoting affordability in the residential mortgage market. In addition to the alignment of our overall strategy with these purposes, all of our business activities must be permissible under the Charter Act. Our charter authorizes us to: purchase, service, sell, lend on the security of, and otherwise deal in certain mortgage loans; issue debt obligations and mortgage-related securities; and “do all things as are necessary or incidental to the proper management of [our] affairs and the proper conduct of [our] business.”

Loan Standards

Mortgage loans we purchase or securitize must meet the following standards required by the Charter Act.

•	Principal Balance Limitations. Our charter permits us to purchase and securitize mortgage loans secured by either a single-family or multifamily property. Single-family conventional mortgage loans are subject to maximum original principal balance limits, known as “conforming loan limits.” The conforming loan limits are established each year based on the average prices of one-family residences. In 2009, the general loan limit for mortgages that finance one-family residences was $417,000, with higher limits for mortgages secured by two- to four-family residences and in certain statutorily-designated high-cost states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands) and high-cost areas (counties or county-equivalent areas) that are designated by FHFA annually up to a ceiling of 150% of our general loan limit (for example, $625,000 for a one-family residence, higher for two- to four-units and in high-cost states and territories).

Since early 2008, a series of legislative acts have increased our high-cost area loan limits for loans originated during specific timeframes. The Economic Stimulus Act of 2008 and subsequent laws set specific higher high-cost area limits covering loans originated between July 1, 2007 and December 31, 2010 and employing a ceiling of 175% of our general loan limit (for example, $729,750 for a one-family residence, higher for two- to four-units and in high-cost states and territories).

No statutory limits apply to the maximum original principal balance of multifamily mortgage loans that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are insured by FHA or guaranteed by the VA, home improvement loans, or loans secured by manufactured housing.

•	Loan-to-Value and Credit Enhancement Requirements. The Charter Act generally requires credit enhancement on any conventional single-family mortgage loan that we purchase or securitize if it has a loan-to-value ratio over 80% at the time of purchase. We also do not purchase or securitize second lien single-family mortgage loans when the combined loan-to-value ratio exceeds 80%, unless the second lien mortgage loan has credit enhancement in accordance with the requirements of the Charter Act. The credit enhancement required by our charter may take the form of one or more of the following: (1) insurance or a guaranty by a qualified insurer; (2) a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or (3) retention by the seller of at least a 10% participation interest in the mortgage loans. Regardless of loan-to-value ratio, the Charter Act does not require us to obtain credit enhancement to purchase or securitize loans insured by FHA or guaranteed by the VA, home improvement loans or loans secured by manufactured housing.

Authority of U.S. Treasury to Purchase GSE Securities

Pursuant to our charter, at the discretion of the Secretary of the Treasury, Treasury may purchase our obligations up to a maximum of $2.25 billion outstanding at any one time. In addition, the 2008 Reform Act amended the Charter Act to give Treasury expanded temporary authority to purchase our obligations and other securities in unlimited amounts (up to the national debt limit). This expanded authority expired on December 31, 2009. On December 24, 2009, Treasury announced that its GSE mortgage-backed securities program would end on December 31, 2009, the expiration date of its expanded temporary authority under our charter. We describe Treasury’s investment in our senior preferred stock and a common stock warrant pursuant to this authority above under “Conservatorship and Treasury Agreements—Treasury Agreements.”

Other Charter Act Provisions

The Charter Act has the following additional provisions.

•	Issuances of Our Securities. We are authorized, upon the approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. Neither the U.S. government nor any of its agencies guarantees, directly or indirectly, our debt or mortgage-related securities.

•	Exemptions for Our Securities. Securities we issue are exempted securities under laws administered by the SEC, except that as a result of the 2008 Reform Act, our equity securities are not treated as exempted securities for purposes of Sections 12, 13, 14 or 16 of the Securities Exchange Act of 1934 (the “Exchange Act”). Consequently, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. However, we are not required to file registration statements with the SEC under the Securities Act of 1933 (the “Securities Act”) with respect to offerings of our securities pursuant to this exemption.

•	Exemption from Specified Taxes. We are exempt from taxation by states, counties, municipalities and local taxing authorities, except for taxation by those authorities on our real property. We are not exempt from the payment of federal corporate income taxes.

•	Other Limitations and Requirements. We may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. In addition, we may only purchase or securitize mortgages on properties located in the United States, including the Commonwealth of Puerto Rico, and the territories and possessions of the United States.

Regulation and Oversight of Our Activities

As a federally chartered corporation, we are subject to Congressional legislation and oversight. As a company under conservatorship, our primary regulator has management authority over us in its role as our conservator. The GSE Act, as amended in 2008, establishes FHFA as an independent agency with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the 12 Federal Home Loan Banks (“FHLBs”). FHFA assumed the duties of our former regulators, OFHEO, the predecessor to FHFA, and HUD, with respect to safety and soundness and mission oversight of Fannie Mae and Freddie Mac. HUD remains our regulator with respect to fair lending matters. We reference OFHEO in this report with respect to actions taken by our safety and soundness regulator prior to the creation of FHFA on July 30, 2008. As applicable, we reference HUD in this section with respect to actions taken by our mission regulator prior to the creation of FHFA on July 30, 2008. Our regulators also include the SEC and Treasury.

GSE Act

The GSE Act provides FHFA with safety and soundness authority that is stronger than the authority that was available to OFHEO, and that is comparable to and in some respects broader than that of the federal banking agencies. Among other things, the legislation gives FHFA the authority to raise capital levels above statutory minimum levels, regulate the size and content of our portfolio, approve new mortgage products, and place the GSEs into conservatorship or receivership. In general, we remain subject to regulations, orders and determinations that existed prior to the enactment of the 2008 Reform Act until new ones are issued or made. Below are some key provisions of the GSE Act.

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

Products and Activities.  The GSE Act requires that, with some exceptions, we must obtain FHFA’s approval before initially offering a product and provide FHFA written notice before commencing a new activity. In July 2009, FHFA published an interim final rule implementing this provision. In a letter to Congress dated February 2, 2010, the Acting Director of FHFA announced that FHFA was instructing Fannie Mae and Freddie Mac not to submit requests for approval of new products under the interim final rule. The letter stated that “permitting the Enterprises to engage in new products is inconsistent with the goals of conservatorship,” and concluded, “the Enterprises will be limited to continuing their existing core business activities and taking actions necessary to advance the goals of the conservatorship.”

Conservatorship and Receivership.  FHFA has authority to place us into conservatorship, based on certain specified grounds. Pursuant to this authority, FHFA placed us into conservatorship on September 6, 2008. FHFA also has authority to place us into receivership at the discretion of the Director of FHFA, based on certain specified grounds, at any time, including directly from conservatorship. Further, FHFA must place us into receivership if it determines that our liabilities have exceeded our assets for 60 days, or we have not been paying our debts as they become due for 60 days.

Affordable Housing Allocations.  We are required to make annual allocations to fund government affordable housing programs, based on the dollar amount of our total new business purchases, at the rate of 4.2 basis points per dollar. FHFA must issue regulations prohibiting us from redirecting the cost of our allocations, through increased charges or fees, or decreased premiums, or in any other manner, to the originators of mortgages that we purchase or securitize. FHFA shall temporarily suspend our allocation upon finding that it is contributing or would contribute to our financial instability; is causing or would cause us to be classified as undercapitalized; or is preventing or would prevent us from successfully completing a capital restoration plan. On November 13, 2008, we received notice from FHFA that it was suspending our allocation until further notice.

Affordable Housing Goals and Duty to Serve.  We discuss our affordable housing goals and our new duty to serve underserved markets below under “Housing Goals and Subgoals and Duty to Serve Underserved Markets.”

Executive Compensation.  The GSE Act directs FHFA to prohibit us from providing unreasonable or non-comparable compensation to our executive officers. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review.

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

Capital Adequacy Requirements

The GSE Act establishes capital adequacy requirements. The statutory capital framework incorporates two different quantitative assessments of capital—a minimum capital requirement and a risk-based capital requirement. The minimum capital requirement is ratio-based, while the risk-based capital requirement is based on simulated stress test performance. The GSE Act requires us to maintain sufficient capital to meet both of these requirements in order to be classified as “adequately capitalized.” On October 9, 2008, however, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship. FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth, provided that it is not inconsistent with our mission objectives.

FHFA has advised us that, because we are under conservatorship, we will not be subject to corrective action requirements that would ordinarily result from our receiving a capital classification of “undercapitalized.”

Minimum Capital Requirement.  Under the GSE Act, we must maintain an amount of core capital that equals or exceeds our minimum capital requirement. The GSE Act defines core capital as the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital and retained earnings, as determined in accordance with GAAP. The GSE Act sets our statutory minimum capital requirement equal to the sum of:

•	2.50% of on-balance sheet assets;

•	0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	0.45% of other off-balance sheet obligations, which may be adjusted by FHFA under certain circumstances.

FHFA retains authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities, as necessary and appropriate to ensure our safe and sound operations. For information on the amounts of our core capital and our statutory minimum capital requirement as of December 31, 2009 and 2008, see “MD&A—Liquidity and Capital Management—Capital Management—Regulatory Capital.”

Risk-Based Capital Requirement.  The GSE Act requires FHFA to establish risk-based capital requirements for Fannie Mae and Freddie Mac, to ensure that we operate in a safe and sound manner. Existing risk-based capital regulation ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress without new business or active risk management action. In addition to this model-based amount, the risk-based capital requirement includes a 30% premium to cover unspecified management and operations risks.

Our total capital base is used to meet our risk-based capital requirement. The GSE Act defines total capital as the sum of our core capital plus the total allowance for loan losses and reserve for guaranty losses in connection with Fannie Mae MBS, less the specific loss allowance (that is, the allowance required on individually-impaired loans). Each quarter, our regulator runs a detailed profile of our book of business through the stress test simulation model. The model generates cash flows and financial statements to evaluate our risk and measure our capital adequacy during the ten-year stress horizon. FHFA has stated that it does not intend to report our risk-based capital level during the conservatorship.

Critical Capital Requirement.  The GSE Act also establishes a critical capital requirement, which is the amount of core capital below which we would be classified as “critically undercapitalized.” Under the GSE Act, such classification is a discretionary ground for appointing a conservator or receiver. Our critical capital requirement is generally equal to the sum of:

•	1.25% of on-balance sheet assets;

•	0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and

•	0.25% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances.

FHFA has stated that it does not intend to report our critical capital level during the conservatorship.

On January 12, 2010, FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, notwithstanding our adoption effective January 1, 2010 of new accounting standards that resulted in our recording on our consolidated balance sheet substantially all of the loans backing these Fannie Mae MBS, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the new accounting standards.

Housing Goals and Subgoals and Duty to Serve Underserved Markets

Since 1993, we have been subject to housing goals, which have been set as a percentage of the total number of dwelling units underlying our total mortgage purchases, and have been intended to expand housing opportunities (1) for low- and moderate-income families, (2) in HUD-defined underserved areas, including central cities and rural areas, and (3) for low-income families in low-income areas and for very low-income families, which is referred to as “special affordable housing.” In addition, in 2004, HUD established three home purchase subgoals that have been expressed as percentages of the total number of mortgages we purchase that finance the purchase of single-family, owner-occupied properties located in metropolitan areas. Since 1995, we have also been required to meet a subgoal for multifamily special affordable housing that is expressed as a dollar amount. The 2008 Reform Act changed the structure of the housing goals and created a new duty for us and Freddie Mac to serve three underserved markets—manufactured housing, affordable housing preservation, and rural housing—beginning in 2010. The new goals structure establishes three single-family conforming purchase money mortgage goals and one conforming mortgage refinance goal. The purchase money goals target low-income families, very low-income families, and families in low-income areas. The refinance goal targets low-income families. The 2008 Reform Act also established a separate multifamily goal targeting low-income families and authorized FHFA to establish additional requirements for housing affordable to very low-income families.

On February 17, 2010, FHFA announced its proposed rule implementing the new housing goals structure for 2010 and 2011. FHFA proposed benchmark goals for the purchase of single-family purchase money mortgages as follows: 27% of our purchases of mortgage loans backed by single-family, owner-occupied properties must be affordable to low-income families; 8% of our purchases of mortgage loans backed by single-family, owner-occupied properties must be affordable to very low-income families; and 13% of our purchases of mortgage loans backed by single-family, owner-occupied properties must be in low-income areas. In addition, 25% of our purchases of refinance mortgage loans backed by single-family, owner-occupied properties must be affordable to low-income families. FHFA’s proposal specifies that our performance will be measured against both these benchmarks and actual goals-qualifying shares of the primary mortgage market. We will not have failed to meet a goal if we do not meet a benchmark but our performance meets the actual share of the market.

FHFA also proposed a new multifamily goal and subgoal. Our multifamily mortgage purchases must finance at least 237,000 units affordable to low-income families and 57,000 units affordable to very low-income families.

The proposed rule makes other changes to FHFA’s housing goals regulations. The proposed rule excludes private-label mortgage-related securities and REMICs from counting toward meeting our housing goals, broadens our ability to count mortgage revenue bonds, extends our ability to count loan modifications under the Making Home Affordable Program, and permits us to count jumbo conforming mortgages toward meeting our housing goals.

The proposed rule states that “FHFA does not intend for [Fannie Mae] to undertake uneconomic or high-risk activities in support of the [housing] goals. Further, the fact that the Enterprises are in conservatorship should not be a justification for withdrawing support from these market segments.” Under FHFA’s current and proposed regulations, we report our progress toward achieving our housing goals to FHFA on a quarterly basis, and we are required to submit a report to FHFA and Congress on our performance in meeting our housing goals on an annual basis. If our efforts to meet our goals prove to be insufficient and FHFA finds that our goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our financial condition. The housing plan must describe the actions we will take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements are a cease-and-desist order and civil money penalties. To the extent that we purchase higher risk loans to meet our housing goals, these purchases could contribute to future credit losses.

With respect to the underserved markets, beginning in 2010 we are required to “provide leadership to the market in developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low-, and moderate-income families.” The 2008 Reform Act also gave FHFA the authority to set and enforce the housing goals and the duty to serve underserved markets. FHFA must promulgate regulations to implement the duty to serve underserved markets.

The 2008 Reform Act provided that the housing goals established for 2008 would remain in effect for 2009, except that FHFA was required to review the 2009 goals to determine their feasibility given market conditions and, after seeking public comment, FHFA would make appropriate adjustments to the 2009 goals. Pursuant to this requirement, in May 2009 FHFA published a proposed rule lowering our 2009 housing goals and home purchase subgoals from the 2008 levels. FHFA determined that, in light of market conditions, the previously established 2009 housing goals were not feasible unless adjusted. The adverse market conditions that FHFA took into consideration included tighter underwriting practices, the sharply increased standards of private mortgage insurers, the increased role of FHA in the marketplace, the collapse of the private-label mortgage-related securities market, increasing unemployment, multifamily market volatility and the prospect of a refinancing surge in 2009. These conditions contribute to fewer goals-qualifying mortgages available for purchase by us. The final 2009 housing goals FHFA adopted in August 2009 lowered our base goals from the levels proposed in May, adopted the home purchase subgoals as proposed, and increased our multifamily special affordable subgoal.

Our 2009 housing goals were at approximately the levels that existed in 2004 through 2006. FHFA also permitted loan modifications that we make in accordance with the Making Home Affordable Program to be treated as mortgage purchases and count towards the housing goals. Purchases of loans on single-family properties with a maximum original principal balance higher than the nationwide conforming loan limit (currently set at $417,000) are not counted toward our 2009 housing goals.

The following table presents FHFA’s 2009 housing goals and subgoals and our performance against those goals and subgoals. We also present our performance against our housing goals and subgoals for 2008 and 2007. Performance results for 2009 have not yet been validated by FHFA.

Housing Goals and Subgoals Performance

	2009		2008		2007
	Result(1)	Goal	Result	Goal	Result	Goal

Housing goals:(2)
Low- and moderate-income housing	47.7%	43.0%	53.7%	56.0%	55.5%	55.0%
Underserved areas	28.8	32.0	39.4	39.0	43.4	38.0
Special affordable housing	20.8	18.0	26.4	27.0	26.8	25.0
Housing subgoals:
Home purchase subgoals:(3)
Low- and moderate-income housing	51.8%	40.0%	38.8%	47.0%	42.1%	47.0%
Underserved areas	31.1	30.0	30.4	34.0	33.4	33.0
Special affordable housing	23.2	14.0	13.6	18.0	15.5	18.0
Multifamily special affordable housing subgoal ($ in billions)(4)	$6.47	$6.56	$13.31	$5.49	$19.84	$5.49

(1)	These results may differ from the results FHFA determines for our 2009 reporting.

(2)	Goals are expressed as a percentage of the total number of dwelling units financed by eligible mortgage loan purchases during the period.

(3)	Home purchase subgoals measure our performance by the number of loans (not dwelling units) providing purchase money for owner-occupied single-family housing in metropolitan areas.

(4)	The multifamily subgoal is measured by loan amount and expressed as a dollar amount.

We believe we met all of our 2009 housing goals except for our “underserved areas” goal and our increased “multifamily special affordable housing” subgoal. We have requested that FHFA determine, based on economic and market conditions and our financial condition, that the “underserved areas” goal and the increased “multifamily special affordable housing” subgoal were not feasible for 2009. If FHFA makes this determination, there will be no enforcement action against us for failing to meet these goals. We will file our assessment of our performance against our housing goals with FHFA in mid-March, and FHFA will determine our final performance numbers.

We did not meet our “low- and moderate-income housing” and “special affordable housing” goals, or any of our home purchase subgoals, for 2008, given declining market conditions. In March 2009, FHFA notified us of its determination that achievement of these housing goals and subgoals was not feasible due to housing and economic conditions and our financial condition in 2008.

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

See “Risk Factors” for a description of how changes we have made to our business strategies in order to meet our housing goals and subgoals have increased our credit losses and will adversely affect our results of operations.

MAKING HOME AFFORDABLE PROGRAM

During 2009, the Obama Administration introduced a comprehensive Financial Stability Plan to help protect and support the U.S. housing and mortgage markets and stabilize the financial markets. As part of this plan, in March 2009, the Administration announced details of Making Home Affordable, a program intended to provide assistance to homeowners and prevent foreclosures. Working with our conservator, we have devoted significant effort and resources to help distressed homeowners through initiatives that support the Making Home Affordable Program. Below we describe key aspects of the Making Home Affordable Program and our role in the program. For additional information about our activities under the program and its financial impact on us, please see “Executive Summary—Homeowner Assistance Initiatives” and “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae.”

The Making Home Affordable Program includes a Home Affordable Refinance Program (“HARP”), under which we acquire or guarantee loans that are refinancings of mortgage loans we own or guarantee, and Freddie Mac does the same, and a Home Affordable Modification Program (“HAMP”), which provides for the modification of mortgage loans owned or guaranteed by us or Freddie Mac, as well as other mortgage loans. These two programs were designed to expand the number of borrowers who can refinance or modify their mortgages to achieve a monthly payment that is more affordable now and into the future or to obtain a more stable loan product, such as a fixed-rate mortgage loan in lieu of an adjustable-rate mortgage loan.

In March 2009, we announced our participation in the Making Home Affordable Program and released guidelines for Fannie Mae sellers and servicers in offering HARP and HAMP for Fannie Mae borrowers. We also serve as program administrator under HAMP for loans we do not own or guarantee.

In an effort to expand the benefits available through the Making Home Affordable Program to more borrowers, the government announced a number of updates to the program throughout 2009. Key elements of HARP and HAMP are described below.

Home Affordable Refinance Program

HARP is targeted at borrowers who have demonstrated an acceptable payment history on their mortgage loans but may have been unable to refinance due to a decline in home prices or the unavailability of mortgage insurance. Loans under this program are available only if the new mortgage loan either reduces the monthly principal and interest payment for the borrower or provides a more stable loan product (such as movement from an adjustable-rate mortgage to a fixed-rate mortgage loan). Other eligibility requirements that must be met under this program include the following.

•	Ownership. We must own or guarantee the mortgage loan being refinanced.

•	Unpaid Principal Balance. Upon HARP’s initial implementation in April 2009, the unpaid principal balance on the mortgage loan was limited to 105% of the current value of the property covered by the mortgage. In other words, the maximum LTV ratio was 105%. In July 2009, FHFA authorized expansion of the program to permit refinancings of existing mortgage loans with an LTV of 125%.

•	Mortgage Insurance. Mortgage insurance for the new mortgage loan is only required if the existing loan had an original LTV ratio greater than 80% and mortgage insurance is in force on the existing loan. In that case, mortgage insurance is required only up to the coverage level on the existing loan, which may be less than our standard coverage requirements. FHFA has provided guidance that permits us to implement this feature of the program in compliance with our charter requirements for loans originated through June 10, 2010 and acquired through October 2010, and we have requested an extension of this flexibility for loans originated through June 2011 and acquired through October 2011.

•	New Loan Restrictions. The new mortgage loan cannot (1) be an adjustable-rate mortgage loan, or ARM, if the initial fixed period is less than five years; (2) have an interest-only feature, which permits the payment of interest without a payment of principal; (3) be a balloon mortgage loan; or (4) have the potential for negative amortization.

We made the program available for newly refinanced mortgage loans delivered to us on or after April 1, 2009. We make refinancings under HARP through our Refi Plus initiatives, which provide refinance solutions for eligible Fannie Mae loans. This program replaced the streamlined refinance options we previously offered.

Home Affordable Modification Program

HAMP is aimed at helping borrowers whose loan either is currently delinquent or is at imminent risk of default by modifying their mortgage loan to make their monthly payments more affordable. The goal is to modify a borrower’s mortgage loan to target the borrower’s monthly mortgage payment at 31% of the borrower’s gross monthly income. The program is designed to provide a uniform, consistent structure for servicers to use in modifying mortgage loans to prevent foreclosures, including loans owned or guaranteed by Fannie Mae or Freddie Mac and other qualifying mortgage loans. We have advised our servicers that we require borrowers at risk of foreclosure who are not eligible for a loan refinance under HARP to be evaluated for eligibility under HAMP before any other workout alternative is considered. Borrowers ineligible for HAMP may be considered under other workout alternatives we provide, such as our recently introduced HomeSaver Forbearance initiative and repayment plans. We serve as the program administrator of HAMP for Treasury. The program includes the following features:

•	Status of Mortgage Loan. The mortgage loan must be delinquent (and may be in foreclosure) or, for loans owned or guaranteed by Fannie Mae or Freddie Mac, a payment default must be imminent. All borrowers must attest to a financial hardship.

•	Modifications Permitted. Servicers must apply the permitted modification terms available in the order listed below until the borrower’s new monthly mortgage payment achieves the target payment ratio of 31%:

•	Reduction of Interest Rate. Reduce the interest rate to as low as 2% for the first five years following modification, increasing by 1% per year thereafter until it reaches the market rate at the time of modification.

•	Extension of Loan Term. Extend the loan term to up to 40 years.

•	Deferral of Principal. Defer payment of a portion of the principal of the loan, interest-free, until (1) the borrower sells the property, (2) the end of the loan term, or (3) the borrower pays off the loan, whichever occurs first.

•	Limits on Risk Features in Modified Mortgage Loans.

•	ARMs and Interest-Only Loans. If a borrower has an adjustable-rate or interest-only loan, the loan will convert to a fixed interest rate, fully amortizing loan.

•	Prohibition on Negative Amortization. Negative amortization is prohibited following the effective date of the modification.

•	Trial Period Required before Modification. Borrowers must satisfy the terms of a trial modification plan for a trial payment period, typically for at least three months. The modification will become effective upon final execution of a modification agreement following satisfactory completion of the trial period.

•	Preforeclosure Eligibility Evaluation. Servicers have been directed not to proceed with a foreclosure sale until the borrower has been evaluated for a modification under the program and, if eligible, has been extended an offer to participate in the program.

Incentive Payments to Servicers.  For each Fannie Mae loan for which a modification is completed under HAMP, we pay the servicer (1) $1,000; (2) an additional $500 if the modified loan was current when it entered the trial period (that is, if the loan was current but a payment default was imminent); and (3) an annual “pay for success” fee of up to $1,000 if the modification reduces the borrower’s monthly payment by 6% or more, payable for each of the first three years after the modification as long as the borrower is continuing to make the payments due under the modified loan.

Incentives to Borrowers.  For a permanent modification under HAMP that reduces the borrower’s monthly payment by 6% or more, we will provide the borrower an annual reduction in the outstanding principal balance of the modified loan of up to $1,000 for each of the first five years after the modification as long as the borrower is continuing to make the payments due under the modified loan.

Costs of Modifications.  We bear all of the costs of modifying our loans under the program, including any additional amounts we are required to provide under our guarantees for loans owned by one of our MBS trusts during a trial payment period or any other mortgage-backed securities for which we have provided a guaranty.

HAMP expires on December 31, 2012.

Our Role as Program Administrator of HAMP

Treasury has engaged us to serve as program administrator for loans modified under HAMP that are not owned or guaranteed by us. In April 2009, Treasury released guidance to servicers for adoption and implementation of HAMP for mortgage loans that are not owned or guaranteed by us or Freddie Mac. Freddie Mac maintains guidelines for modification under the program of loans it owns or guarantees.

Our principal activities as program administrator include the following:

•	Implementing the guidelines and policies of the program;

•	Preparing the requisite forms, tools and training to facilitate efficient loan modifications by servicers;

•	Creating, making available and managing the process for servicers to report modification activity and program performance;

•	Acting as paying agent to calculate and remit subsidies and compensation consistent with program guidelines;

•	Acting as record-keeper for executed loan modifications and program administration;

•	Coordinating with Treasury and other parties toward achievement of the program’s goals, including assisting with development and implementation of updates to the program and initiatives expanding the program’s reach; and

•	Performing other tasks as directed by Treasury from time to time.

In our capacity as program administrator for the program, we support over 100 servicers that have signed up to offer modifications on non-agency loans under the program. To help servicers ramp up their operations to modify loans under HAMP, we have provided information and resources through a Web site dedicated to servicers under the program. We have also communicated information about the program to servicers and helped servicers implement and integrate the program with new systems and processes. Our servicer support as program administrator includes dedicating Fannie Mae personnel to participating servicers to work closely with the servicers to help them implement the program. We also have established a servicer support call center, conducted weekly conference calls with the leadership of participating servicers, and provided training through live Web seminars, recorded tutorials, checklists and job aids on the program Web site.

TREASURY HOUSING FINANCE AGENCY INITIATIVE

To assist state and local housing finance agencies (“HFAs”) to continue to meet their mission of providing affordable financing for both single-family and multifamily housing, in October of 2009 we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that established terms under which we, Freddie Mac and Treasury would provide assistance to HFAs. Pursuant to this HFA initiative, we, Freddie Mac and Treasury are providing assistance to the HFAs through two primary programs: a temporary credit and liquidity facilities program, which is intended to improve the HFAs’ access to liquidity for outstanding HFA bonds, and a new issue bond program, which is intended to support new lending by the HFAs. Pursuant to the temporary credit and liquidity facilities program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the HFAs. Pursuant to the new issue bond program, Treasury has purchased new securities issued by us and Freddie Mac backed by new housing bonds issued by the HFAs. Please see “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Transactions with Treasury—Treasury Housing Finance Agency Initiative” for a more detailed discussion of the HFA initiative.

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

During 2009, approximately 1,100 lenders delivered single-family mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2009, our top five lender customers, in the aggregate, accounted for approximately 62% of our single-family business volume, compared with 66% in 2008. Two lender customers, Bank of America Corporation and Wells Fargo & Company, including their respective affiliates, each accounted for more than 20% of our single-family business volume for 2009.

Due to ongoing consolidation within the mortgage industry, as well as the number of mortgage lenders that have gone out of business since late 2006, we, as well as our competitors, seek business from a decreasing number of large mortgage lenders. To the extent we become more reliant on a smaller number of lender customers, our negotiating leverage with these customers decreases, which could diminish our ability to price our products and services optimally. In addition, many of our lender customers are experiencing financial and liquidity problems that may affect the volume of business they are able to generate. We discuss these and other risks that this customer concentration poses to our business in “Risk Factors.”

COMPETITION

Historically, our competitors have included Freddie Mac, FHA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans), the FHLBs, financial institutions, securities dealers, insurance companies, pension funds, investment funds and other investors. During 2008, almost all of our competitors, other than Freddie Mac, FHA, Ginnie Mae and the FHLBs, ceased their activities in the residential mortgage finance business, and we remained the largest single issuer of mortgage-related securities in the secondary market in 2009.

We compete to acquire mortgage assets in the secondary market both for our investment portfolio and for securitization into Fannie Mae MBS. We also compete for the issuance of mortgage-related securities to investors. Competition in these areas is affected by many factors, including the amount of residential mortgage loans offered for sale in the secondary market by loan originators and other market participants, the nature of the residential mortgage loans offered for sale (for example, whether the loans represent refinancings), the current demand for mortgage assets from mortgage investors, the interest rate risk investors are willing to assume and the yields they will require as a result, and the credit risk and prices associated with available mortgage investments. Pursuant to its agency MBS purchase program, the Federal Reserve was an active and significant purchaser of our MBS during 2009, which was significant in supporting the liquidity of our MBS.

Competition to acquire mortgage assets is significantly affected by pricing and eligibility standards. In 2008 and 2009, changes in our pricing and eligibility standards and in the eligibility standards of the mortgage insurance companies reduced our acquisition of loans with higher LTV ratios and other high-risk features. In addition, FHA has become the lower-cost option, or in some cases the only option, for loans with higher LTV ratios.

Prior to the severe market downturn, there was a significant increase in the issuance of mortgage-related securities by non-agency issuers, which caused a decrease in our share of the market for new issuances of single-family mortgage-related securities from 2003 to 2006. Non-agency issuers, also referred to as private-label issuers, are those issuers of mortgage-related securities other than agency issuers Fannie Mae, Freddie Mac and Ginnie Mae. The subsequent mortgage and credit market disruption led many investors to curtail their purchases of private-label mortgage-related securities. As a result, private-label mortgage-related securities issuances were significantly curtailed. Accordingly, our market share significantly increased during 2008 and remained high in 2009. Our estimated market share of new single-family mortgage-related securities issuances was 46.3% in 2009 and 45.4% in 2008, compared with 33.9% in 2007. Our estimated market share in 2009 of 46.3% includes $94.6 billion of whole loans held for investment in our mortgage portfolio that were securitized into Fannie Mae MBS in the second quarter, but retained in our mortgage portfolio and consolidated on our consolidated balance sheets. Excluding these Fannie Mae MBS from the estimate of our market share, our estimated 2009 market share of new single-family mortgage-related securities issuances was 43.2%.

During 2009, our primary competitors for the issuance of mortgage-related securities were Ginnie Mae (which primarily guarantees mortgage-related securities backed by FHA-insured loans) and Freddie Mac. Our estimated market share of new single-family mortgage-related securities issuances was approximately 38.9% in the fourth quarter of 2009, compared with approximately 41.7% in the fourth quarter of 2008 and 48.5% in the fourth quarter of 2007. In comparison, Ginnie Mae’s market share of new single-family mortgage-related securities issuances was approximately 34.5% in the fourth quarter of 2009, compared with approximately 37.8% in the fourth quarter of 2008 and 9.0% in the fourth quarter of 2007. Our estimates of market share exclude previously securitized mortgages and are based on publicly available data.

We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs.

EMPLOYEES

As of December 31, 2009, we employed approximately 6,000 personnel, including full-time and part-time employees, term employees and employees on leave.

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

FORWARD-LOOKING STATEMENTS

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “may,” “prospects,” or similar words.

Among the forward-looking statements in this report are statements relating to:

•	Our belief that the weak economy and stressed housing market will continue and will adversely impact our results of operations, liquidity and financial condition in 2010;

•	Our expectation that adverse credit performance trends may continue into 2010;

•	Our expectation that we will not be able to return to long-term profitability anytime in the foreseeable future;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that unemployment rates will decline modestly yet remain elevated throughout 2010;

•	Our belief that ongoing adverse conditions in the housing and mortgage markets, along with the continuing deterioration throughout our book of business and the costs associated with our efforts to assist the mortgage market pursuant to our mission, will increase the amount of funds that Treasury is required to provide to us;

•	Our expectation that the conservatorship and investment by Treasury will continue to have a material adverse effect on our common and preferred shareholders;

•	Our expectation that, due to current trends in the housing and financial markets, we will have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement;

•	Our expectation that dividends and commitment fees we must pay or that accrue on Treasury’s investments will increase and will have a significant adverse impact on our future financial position and net worth;

•	Our expectation that permanent Home Affordable Modification Program modifications will increase as trial periods are completed and permanent modification offers are extended;

•	Our expectation that the actions we take to stabilize the housing market and minimize our credit losses will continue to have, at least in the short term, a material adverse effect on our business, results of operations, financial condition and net worth;

•	Our belief that activities our regulators, other U.S. government agencies or Congress may request or require us to take to support the mortgage market and help homeowners may adversely affect our business;

•	Our expectation that we will no longer be able to sell or otherwise transfer, or use or otherwise realize future tax benefits from, our LIHTC investments;

•	Our expectation that heightened default and severity rates will continue during 2010 and that home prices, particularly in some geographic areas, may decline further;

•	Our expectation of further increases in the level of foreclosures and single-family delinquency rates as well as in the level of multifamily defaults and loss severity in 2010;

•	Our expectation that home sales will start a longer term growth path by the end of 2010;

•	Our expectation that home prices will stabilize in 2010 and that the peak-to-trough home price decline on a national basis will range between 17% to 24%;

•	Our expectation that U.S. residential single-family mortgage debt outstanding will decrease by 1.7% in 2010;

•	Our expectation that a decline in total originations as well as a potential shift of the market away from refinance activity during 2010 will have a significant adverse impact on our business volumes;

•	Our expectation that our credit-related expenses will remain high in 2010, and that our credit losses will continue to increase during 2010;

•	Our expectation that we will continue to have losses throughout our guaranty book of business due to high unemployment and continuing declines in home prices;

•	Our expectation of the ongoing uncertainty regarding the future of our business, including whether we will continue to exist in our current form after the termination of the conservatorship;

•	Our belief that it is likely we will not remediate the material weakness in our disclosure controls and procedures while we are under conservatorship;

•	Our expectation that we will experience high levels of period-to-period volatility in our results of operations and financial condition;

•	Our projections with respect to interest rates and any effects of those interest rate projections on our credit loss expectations;

•	Our expectation that we will experience periodic fluctuations in the fair value of our net assets due to our business activities and changes in market conditions;

•	Our belief that changes or perceived changes in the government’s support of us or the financial markets could increase our roll-over risk and materially adversely affect our ability to refinance our debt as it becomes due;

•	Our belief that demand for our debt securities could decline, perhaps significantly, as the Federal Reserve concludes its agency debt and MBS purchase programs;

•	Our belief that we could use the unencumbered mortgage assets in our mortgage portfolio as a source of liquidity in the event our access to the unsecured debt market becomes impaired, by using these assets as collateral for secured borrowing;

•	Our expectations regarding the impact of the new consolidation accounting standards on our accounting, financial statements, financial results and net worth;

•	Our expectation that our acquisitions of Alt-A and subprime mortgage loans will be minimal in future periods and that the percentage of the book of business attributable to Alt-A and subprime will shrink over time;

•	Our expectation that the challenging mortgage and credit market conditions will likely continue to adversely affect the liquidity and financial condition of us and our institutional counterparties;

•	Our belief that, if our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens or its credit rating is downgraded, it could result in a significant increase in our loss reserves and a significant increase in the fair value of our guaranty obligations;

•	Our belief that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future;

•	Our belief that we may experience further losses relating to our derivative contracts;

•	Our belief that our remaining deferred tax assets related to certain available-for-sale securities we hold are recoverable;

•	Our belief that the credit losses we experience in future periods are likely to be larger, and perhaps substantially larger, than our current combined loss reserves;

•	Our expectation that we will experience additional other-than-temporary impairment writedowns of our investments in private-label mortgage-related securities, including those that continue to be AAA-rated;

•	Our belief that the performance of our 2008 and 2009 workouts will be highly dependent on economic factors, such as unemployment rates and home prices;

•	Our belief that exposure to refinancing risk may be higher for multifamily loans that are due to mature during the next several years;

•	Our intention to use the funds we receive from Treasury under the senior preferred stock purchase agreement to repay our debt obligations and pay dividends on the senior preferred stock;

•	Our belief that the amount of financing we could obtain in the event of a liquidity crisis or significant market disruption by borrowing against our mortgage-related securities is substantially lower than the amount of mortgage-related securities we hold;

•	Our intention to either continue to sell or allow to mature non-mortgage-related securities from time to time as market conditions permit;

•	Our belief that our liquidity contingency plan is unlikely to be sufficient to provide us with alternative sources of liquidity for 90 days;

•	Our expectation that we will experience further losses and write-downs relating to our investment securities;

•	Our expectation that credit deterioration will continue at a slower pace, coupled with an increase in the pace of foreclosures and problem loan workouts, and result in a slower rate of increase in delinquencies;

•	Our expectation that, as interest rates change, we are likely to take actions to rebalance our portfolio to manage our interest rate exposure;

•	Our belief that the ultimate amount of realized credit losses and realized values we receive from holding our assets and liabilities is likely to differ materially from the current estimated fair values;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectation that single-family loans we acquired in 2009 loans may have relatively slow prepayment speeds, and therefore remain in our book of business for a relatively long time, due to the historically low interest rates throughout 2009;

•	Our expectation that we will significantly increase our purchases of delinquent loans from single-family MBS trusts;

•	Our expectations regarding our new executive compensation program, including our belief that it will enable us to recruit and retain well-qualified executives; and

•	Descriptions of assumptions underlying or relating to any of the foregoing matters and any other statements contained in this report that are or may be forward-looking statements.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: our ability to maintain a positive net worth; adverse effects from activities we undertake to support the mortgage market and help borrowers; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; future amendments and guidance by the FASB; changes in the structure and regulation of the financial services industry, including government efforts to bring about an economic recovery; our ability to access the debt capital markets; further disruptions in the housing, credit and stock markets; the level and volatility of interest rates and credit spreads; the adequacy of credit reserves; pending government investigations and litigation; changes in management; the accuracy of subjective estimates used in critical accounting policies; and those factors described in this report, including those factors described in “Risk Factors.”

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors.” These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1A.	Risk Factors

This section identifies specific risks that should be considered carefully in evaluating our business. The risks described in “Risks Relating to Our Business” are specific to us and our business, while those described in “Risks Relating to Our Industry” relate to the industry in which we operate. Refer to “MD&A—Risk Management” for a more detailed description of the primary risks to our business and how we seek to manage those risks.

Any of these factors could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. However, these are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

RISKS RELATING TO OUR BUSINESS

The future of our company following termination of the conservatorship and the timing of the conservatorship’s end are uncertain.

We do not know when or how the conservatorship will be terminated or what changes to our business structure will be made during or following the termination of the conservatorship. We do not know whether we will continue to exist in the same or a similar form after conservatorship is terminated or whether the conservatorship will end in receivership or in some other manner. The Obama Administration’s June 2009 white paper on financial regulatory reform stated that Treasury and HUD, in consultation with other government agencies, would engage in a wide-ranging initiative to develop recommendations on the future of the GSEs. On December 24, 2009, in announcing amendments to its senior preferred stock purchase agreements with Fannie Mae and Freddie Mac, Treasury announced that it expected to provide a preliminary report about longer term reform of the federal government’s role in the housing market around the time President Obama released his fiscal 2011 budget. Treasury observed, “Recent announcements on the tightening of underwriting standards by Fannie Mae, Freddie Mac, and FHA, demonstrate a commitment to prudent housing finance policy that enables a transition to an environment where the private market is able to provide a larger source of mortgage finance.” In February 2010, the Administration stated that it continues to monitor the situation of the GSEs, and indicated that it would release a statement on the GSEs “in the very near future.” Since June 2009, Congressional committees and subcommittees have held hearings to discuss the present condition and future status of Fannie Mae and Freddie Mac and at least one legislative proposal addressing the future status of the GSEs has been offered. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “Business—GSE Reform and Pending Legislation” for more information about the white paper’s mention of options for reform of the GSEs and Congressional hearings about our present condition and future status.

Accordingly, there continues to be uncertainty regarding the future of Fannie Mae, including whether we will continue to exist in our current form after conservatorship is terminated. The options for reform of the GSEs include options that would result in a substantial change to our business structure or in Fannie Mae’s liquidation or dissolution.

We expect FHFA to request additional funds from Treasury on our behalf to ensure we maintain a positive net worth and avoid mandatory receivership. The dividends and commitment fees we must pay or that accrue on Treasury’s investments are substantial and are expected to increase, and we likely will not be able to fund them through net income.

FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (which we refer to as a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days. We have had a net worth deficit as of the end of each of the last five fiscal quarters, including as of December 31, 2009. Treasury provided us with funds under the senior preferred stock purchase agreement to cure the net worth deficits in prior periods before the end of the 60-day period, and we expect Treasury to do the same with respect to the December 31, 2009 deficit. When Treasury provides the additional $15.3 billion FHFA has already requested on our behalf, the aggregate liquidation preference on the senior preferred stock will be $76.2 billion, and will require an annualized dividend of $7.6 billion. The prospective $7.6 billion annual dividend obligation exceeds our reported annual net income for all but one of the last eight years. Our ability to maintain a positive net worth has been and continues to be adversely affected by market conditions. To the extent we have a negative net worth as of the end of future fiscal quarters, we expect that FHFA will request additional funds from Treasury under the senior preferred stock purchase agreement. Further funds from Treasury under the senior preferred stock purchase agreement will substantially increase the liquidation preference of and the dividends we owe on the senior preferred stock and, therefore, we may need additional funds from Treasury in order to meet our dividend obligation.

In addition, beginning in 2011, the senior preferred stock purchase agreement requires that we pay a quarterly commitment fee to Treasury, unless Treasury waives this fee. The quarterly commitment fee amounts have not yet been determined. The aggregate liquidation preference and dividend obligations will also increase by the amount of any required dividend we fail to pay in cash and by any required quarterly commitment fee that we fail to pay. The substantial dividend obligations and potentially substantial quarterly commitment fees, coupled with our effective inability to pay down draws under the senior preferred stock purchase agreement, will continue to strain our financial resources and have an adverse impact on our results of operations, financial condition, liquidity and net worth, both in the short and long term.

Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets. Amounts recovered from the liquidation may be insufficient to cover our obligations or liquidation preferences on our preferred stock, or provide any proceeds to common shareholders.

FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. Because of the weak economy and conditions in the housing market, we will continue to need funding from Treasury to avoid a trigger of mandatory receivership. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. These conditions include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent. A receivership would terminate the conservatorship. In addition to the powers FHFA has as conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising as a result of their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the GSE Act. Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, only after paying the secured and unsecured claims against the company (including repaying all outstanding debt obligations), the administrative expenses of the receiver and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. It is highly uncertain that there would be sufficient proceeds to repay the liquidation preference of any series of our preferred stock or to make any distribution to the holders of our common stock. To the extent we are placed into receivership and do not or cannot fulfill our guaranty to the holders of our Fannie Mae MBS, the MBS holders could become unsecured creditors of ours with respect to claims made under our guaranty.

We have experienced substantial deterioration in the credit performance of mortgage loans that we own or that back our guaranteed Fannie Mae MBS, which we expect to continue and result in additional credit-related expenses.

We are exposed to mortgage credit risk relating to the mortgage loans that we hold in our investment portfolio and the mortgage loans that back our guaranteed Fannie Mae MBS. When borrowers fail to make required payments of principal and interest on their mortgage loans, we are exposed to the risk of credit losses and credit-related expenses.

Conditions in the housing and financial markets worsened dramatically during 2008 and remained stressed in 2009 and early 2010, contributing to a deterioration in the credit performance of our book of business, including higher serious delinquency rates, default rates and average loan loss severity on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as a substantial increase in our inventory of foreclosed properties. Increases in delinquencies, default rates and loss severity cause us to experience higher credit-related expenses. The credit performance of our book of business has also been negatively affected by the extent and duration of the decline in home prices and high unemployment. These deteriorating credit performance trends have been notable in certain of our higher risk loan categories, states and vintages. In addition, home price declines, adverse market conditions, and continuing high levels of unemployment have also increasingly affected the credit performance of our broader book of business. Further, as social acceptability of defaulting on a mortgage increases, more borrowers may default on their mortgages because they owe more than their houses are worth. We present detailed information about the risk characteristics of our conventional single-family guaranty book of business in “MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” and we present detailed information on our 2009 credit-related expenses, credit losses and results of operations in “MD&A—Consolidated Results of Operations.”

Adverse credit performance trends may continue, particularly if we experience further national and regional declines in home prices, weak economic conditions and high unemployment.

The credit losses we experience in future periods are likely to be larger, and perhaps substantially larger, than our current combined loss reserves. As a result, we likely will experience credit losses for which we have not yet provisioned.

In accordance with GAAP, our combined loss reserves, as reflected on our consolidated balance sheets, do not reflect our estimate of the future credit losses inherent in our existing guaranty book of business. Rather, they reflect only the probable losses that we believe we have already incurred as of the balance sheet date. Accordingly, although we believe that our credit losses will increase in the future due to the weak housing and mortgage markets, and possibly also, in the near term, due to the costs of our activities under various programs designed to keep borrowers in their homes, high unemployment and other negative trends, we are not permitted under GAAP to reflect these future trends in our loss reserve calculations. Because of these negative trends, there is significant uncertainty regarding the full extent of our future credit losses but they likely will exceed, perhaps substantially, our current combined loss reserves. The credit losses we experience in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

We expect to experience further losses and write-downs relating to our investment securities.

We experienced significant fair value losses and other-than-temporary impairment write-downs relating to our investment securities in 2008 and recorded significant other-than-temporary impairment write-downs of some of our available-for-sale securities in 2009. A substantial portion of these fair value losses and write-downs related to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans and, in the case of fair value losses, our investments in commercial mortgage-backed securities (“CMBS”) due to the decline in home prices and the weak economy. We continue to expect to experience additional other-than-temporary impairment write-downs of our investments in private-label mortgage-related securities, including those that continue to be AAA-rated. See “MD&A—Consolidated Balance Sheet Analysis—Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for detailed information on our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

We also have incurred significant losses relating to the non-mortgage investment securities in our cash and other investments portfolio, primarily as a result of a substantial decline in the market value of these assets due to the financial market crisis. The fair value of the investment securities we hold may be further adversely affected by deterioration in the housing market and economy, including continued high unemployment, additional ratings downgrades or other events.

To the extent that the market for our securities remains illiquid, we are required to use a greater amount of management judgment to value the securities we own in our investment portfolio. Further, if we were to sell any of these securities, the price we ultimately would realize could be materially lower than the estimated fair value at which we carry these securities on our balance sheet.

Any of the above factors could require us to record additional write-downs in the value of our investment portfolio, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Our business activities are significantly restricted by the conservatorship and the senior preferred stock purchase agreement.

We are currently under the control of our conservator, FHFA, and we do not know when or how the conservatorship will be terminated. Under the GSE Act, FHFA can direct us to enter into contracts or enter into contracts on our behalf. Further, FHFA, as conservator, generally has the power to transfer or sell any of our assets or liabilities and may do so without the approval, assignment or consent of any party. In addition, our directors do not have any duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS in making or approving a decision unless specifically directed to do so by the conservator.

The conservator said in February 2010 that while we are in conservatorship, we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship.

The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. In deciding whether or not to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we may own on December 31, 2010 is $810 billion. On December 31, 2011, and each December 31 thereafter, our mortgage assets may not exceed 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year. The maximum allowable amount is reduced annually until it reaches $250 billion. This limit on the amount of mortgage assets we are permitted to hold could constrain the amount of delinquent loans we purchase from single-family MBS trusts. Please see “Business—Mortgage Securitizations—Purchases of Loans from our MBS Trusts” for more information about these planned purchases.

We discuss the powers of the conservator, the terms of the senior preferred stock purchase agreement, and their impact on us and shareholders in “Business—Conservatorship and Treasury Agreements.” These factors may adversely affect our business, results of operations, financial condition, liquidity and net worth.

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

Dividends to common and preferred shareholders, other than to Treasury, have been eliminated.  Under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred shareholders (other than the senior preferred stock) without the consent of Treasury, regardless of whether we are in conservatorship.

Liquidation preference of senior preferred stock will increase, likely substantially.  The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. As of December 31, 2009, the liquidation preference on the senior preferred stock was $60.9 billion; however, it will increase to $76.2 billion when Treasury provides the additional $15.3 billion FHFA has already requested on our behalf. The liquidation preference could increase substantially as we draw on Treasury’s funding commitment, if we do not pay dividends owed on the senior preferred stock or if we do not pay the quarterly commitment fee under the senior preferred stock purchase agreement. If we are liquidated, it is highly uncertain that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.

Exercise of the Treasury warrant would substantially dilute investment of current shareholders.  If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then existing common shareholders will be substantially diluted, and we would thereafter have a controlling shareholder.

No longer managed for the benefit of shareholders.  Because we are in conservatorship, we are no longer managed with a strategy to maximize shareholder returns.

We do not know when or how the conservatorship will be terminated, and if or when the rights and powers of our shareholders, including the voting powers of our common shareholders, will be restored. Moreover, even if the conservatorship is terminated, by their terms, we remain subject to the senior preferred stock purchase agreement, senior preferred stock and warrant, which can only be cancelled or modified by mutual consent of Treasury and the conservator. For a description of additional restrictions on and risks to our shareholders, see “Business—Conservatorship and Treasury Agreements.”

Efforts we are required or asked to take by FHFA, other government agencies or Congress in pursuit of providing liquidity, stability and affordability to the mortgage market and providing assistance to struggling homeowners, or in pursuit of other goals, may adversely affect our business, results of operations, financial condition, liquidity and net worth.

Prior to the conservatorship, our business was managed with a strategy to maximize shareholder returns, while fulfilling our mission. In this time of economic uncertainty, our conservator has directed us to focus primarily on fulfilling our mission of providing liquidity, stability and affordability to the mortgage market and minimizing our credit losses from delinquent mortgages, and providing assistance to struggling homeowners to help them remain in their homes. As a result, we may continue to take a variety of actions designed to address this focus that could adversely affect our economic returns, possibly significantly, such as: reducing our guaranty fees and modifying loans to extend the maturity, lower the interest rate or defer or forgive principal owed by the borrower. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth. Other agencies of the U.S. government or Congress also may ask us to undertake significant efforts to support the housing and mortgage markets, as well as struggling homeowners. For example, under the Administration’s Making Home Affordable Program, we are offering HAMP. We have incurred substantial costs in connection with the program, as we discuss in “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae.”

During 2009, we were subject to housing goals that required that a specified portion of our mortgage purchases relate to the purchase or securitization of mortgage loans that finance housing for low- and moderate-income households, housing in underserved areas and qualified housing under the definition of special affordable housing. Market conditions during 2009 resulted in the origination of fewer goals-qualifying mortgages, which negatively affected our ability to meet our goals. These conditions include: tighter underwriting and eligibility standards; the sharply increased standards of private mortgage insurers; high unemployment; the increased role of FHA in acquiring goals-qualifying mortgage loans; the collapse of the private-label mortgage-related securities market; multifamily market volatility; and the prospect of high levels of refinancings. These conditions are likely to continue in 2010. On February 17, 2010, the FHFA announced a proposed rule implementing the new housing goals structure for 2010 and 2011 as required by the 2008 Reform Act. The new housing goals structure establishes goals for the purchase of purchase money mortgages backed by single-family, owner-occupied properties affordable to low-income families, very low-income families, and families in low-income areas. The proposed rule also establishes goals for the purchase of mortgages financing multifamily housing affordable to low-income families and very low-income families. We cannot predict the impact that market conditions during 2010 will have on our ability to meet the new goals.

Based on preliminary calculations, we believe we met all of our 2009 housing goals except for our “underserved areas” goal and our increased “multifamily special affordable housing” subgoal. We have requested that FHFA find, based on economic and market conditions and our financial condition, that the “underserved areas” goal and the increased “multifamily special affordable housing” subgoal were infeasible for 2009. If FHFA makes this finding, there will be no enforcement action against us for failing to meet these goals. If FHFA finds that the goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our financial condition. The potential penalties for failure to comply with housing plan requirements are a cease-and-desist order and civil money penalties. In addition, to the extent that we purchase higher risk loans in order to meet our housing goals, these purchases could contribute to further increases in our credit losses and credit-related expenses.

Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations and generate net interest income.

Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. Our level of net interest income depends on how much lower our cost of funds is compared to what we earn on our mortgage assets. Market concerns about matters such as the extent of government support for our business and the future of our business (including future profitability, future structure, regulatory actions and GSE status) could have a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in 2009 to issue debt of varying maturities at attractive pricing resulted from federal government support of us and the financial markets, including the prior availability of the Treasury credit facility and the Federal Reserve’s purchases of our debt and MBS. As a result, we believe that our status as a GSE and continued federal government support of our business and the financial markets are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could lead to an increase in our roll-over risk in future periods and have a material adverse effect on our ability to fund our operations. Although demand for our debt securities has continued to be strong as of the date of this filing, demand for our debt securities could decline, perhaps significantly, as the Federal Reserve concludes its agency debt and MBS purchase programs by March 31, 2010. On February 1, 2010, the Obama Administration stated in its fiscal year 2011 budget proposal that it was continuing to monitor the situation of the GSEs and would continue to provide updates on considerations for longer-term reform of Fannie Mae and Freddie Mac as appropriate. Please see “MD&A—Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity” for a more complete discussion of actions taken by the federal government to support us and the financial markets. There can be no assurance that the government will continue to support us or that our current level of access to debt funding will continue.

In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, as well as our liquidity position. If we are unable to issue both short- and long-term debt securities at attractive rates and in amounts sufficient to operate our business and meet our obligations, it likely would interfere with the operation of our business and have a material adverse effect on our liquidity, results of operations, financial condition and net worth.

Our liquidity contingency planning may not provide sufficient liquidity to operate our business and meet our obligations if we cannot access the unsecured debt markets.

We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations for 90 days without relying on the issuance of unsecured debt. We believe, however, that market conditions over the last two years have had an adverse impact on our ability to effectively plan for a liquidity crisis. During periods of adverse market conditions, our ability to repay maturing indebtedness and fund our operations could be significantly impaired. Our liquidity contingency planning during 2009 relied significantly on the Treasury credit facility, as well as our ability to pledge mortgage assets as collateral for secured borrowings and sell other assets. The Treasury credit facility expired on December 31, 2009, leaving secured borrowings and assets sales as our principal sources of alternative liquidity. Our ability to pledge or sell mortgage assets may be impaired, or the assets may be reduced in value if other market participants are seeking to pledge or sell similar assets at the same time. We may be unable to find sufficient alternative sources of liquidity in the event our access to the unsecured debt markets is impaired. See “MD&A—Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Planning” for a discussion of our contingency plans if we become unable to issue unsecured debt.

A decrease in our credit ratings would likely have an adverse effect on our ability to issue debt on reasonable terms and trigger additional collateral requirements.

Our borrowing costs and our access to the debt capital markets depend in large part on the high credit ratings on our senior unsecured debt. Our ratings are subject to revision or withdrawal at any time by the rating agencies. Factors such as the amount of our net losses, deterioration in our financial condition, actions by governmental entities or others, and sustained declines in our long-term profitability could adversely affect our credit ratings. The reduction in our credit ratings would likely increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements. It may also reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”

Deterioration in the credit quality of, or defaults by, one or more of our institutional counterparties could result in financial losses, business disruption and decreased ability to manage risk.

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

We may have multiple exposures to one counterparty as many of our counterparties provide several types of services to us. For example, our lender customers or their affiliates also act as derivatives counterparties, mortgage servicers, custodial depository institutions or document custodians. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways.

An institutional counterparty may default in its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, a reduction in liquidity, operational failures or insolvency. A number of our institutional counterparties are currently experiencing financial difficulties that may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business, which would adversely affect our business, results of operations, financial condition, liquidity and net worth.

We routinely execute a high volume of transactions with counterparties in the financial services industry. Many of these transactions expose us to credit risk relating to the possibility of a default by our counterparties. In addition, to the extent these transactions are secured, our credit risk may be exacerbated to the extent that the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. We have exposure to these financial institutions in the form of unsecured debt instruments, derivatives transactions and equity investments. As a result, we could incur losses relating to defaults under these instruments or relating to impairments to the carrying value of our assets represented by these instruments. These losses could materially and adversely affect our business, results of operations, financial condition, liquidity and net worth.

We depend on our ability to enter into derivatives transactions in order to manage the duration and prepayment risk of our mortgage portfolio. If we lose access to our derivatives counterparties, it could adversely affect our ability to manage these risks, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Deterioration in the credit quality of, or defaults by, one or more of our mortgage insurer counterparties could result in nonpayment of claims under mortgage insurance policies, business disruption and increased concentration risk.

We rely heavily on mortgage insurers to provide insurance against borrower defaults on conventional single-family mortgage loans with LTV ratios over 80% at the time of acquisition. The current weakened financial condition of our mortgage insurer counterparties creates a risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. Since January 1, 2009, the insurer financial strength ratings of all of our major mortgage insurer counterparties have been downgraded to reflect their weakened financial condition, in some cases more than once. One of our mortgage insurer counterparties ceased issuing commitments for new mortgage insurance in 2008, and, under an order received from its regulator, is now paying all valid claims 60% in cash and 40% by the creation of a deferred payment obligation, which may be paid in the future.

A number of our mortgage insurers publicly disclosed that they might exceed the state-imposed risk-to-capital limits under which they operate and they might not have access to sufficient capital to continue to write new business in accordance with state regulatory requirements. Regulators in some states have been granted statutory relief to temporarily waive or raise risk-to-capital limits. However, we can not be certain that a regulator will grant such relief for a regulated entity. Some mortgage insurers have been exploring corporate restructurings, intended to provide relief from risk-to-capital limits in certain states. A restructuring plan that would involve contributing capital to a subsidiary would result in less liquidity available to its parent company to pay claims on its existing book of business, and an increased risk that its parent company will not pay its claims in full in the future.

In addition, many mortgage insurers have pursued and continue to explore capital raising options. If mortgage insurers are not able to raise capital and exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure a waiver from their state regulator. This would increase the risk that they will fail to pay our claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens and our internal credit rating for the insurer is further downgraded, it could result in a significant increase in our loss reserves and a significant increase in the fair value of our guaranty obligations.

Many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. As our charter generally requires us to obtain credit enhancement on conventional single-family mortgage loans with loan-to-value ratios over 80% at the time of purchase, an inability to find suitable credit enhancement may inhibit our ability to pursue new business opportunities, meet our housing goals and otherwise support the housing and mortgage markets. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance borrowers whose loans we do not own or guarantee into more affordable loans. In addition, access to fewer mortgage insurer counterparties will increase our concentration risk with the remaining mortgage insurers in the industry.

The loss of business volume from any one of our key lender customers could adversely affect our business and result in a decrease in our revenues.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire most of our mortgage loans through mortgage purchase volume commitments that are negotiated annually or semiannually with lender customers and that establish a minimum level of mortgage volume that these customers will deliver to us. We acquire a significant portion of our mortgage loans from several large mortgage lenders. During 2009, two of our customers each accounted for greater than 20% of our single-family business volume. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business.

The mortgage industry has been consolidating and a decreasing number of large lenders originate most single-family mortgages. The loss of business from any one of our major lender customers could adversely affect our revenues and the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value. In addition, as we become more reliant on a smaller number of lender customers, our negotiating leverage with these customers decreases, which could diminish our ability to price our products optimally.

In addition, many of our lender customers are experiencing, or may experience in the future, financial and liquidity problems that may affect the volume of business they are able to generate. Many of our lender customers also have tightened their lending criteria, which has reduced their loan volume. If any of our key lender customers significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

Our reliance on third parties to service our mortgage loans may impede our efforts to keep people in their homes, as well as the re-performance rate of loans we modify.

Mortgage servicers, or their agents and contractors, typically are the primary point of contact for borrowers as we delegate servicing responsibilities to them. We rely on these mortgage servicers to identify and contact troubled borrowers as early as possible, to assess the situation and offer appropriate options for resolving the problem and to successfully implement a solution. The demands placed on experienced mortgage loan servicers to service delinquent loans have increased significantly across the industry, straining servicer capacity. The Making Home Affordable Program is also impacting servicer resources. To the extent that mortgage servicers are hampered by limited resources or other factors, they may not be successful in conducting their servicing activities in a manner that fully accomplishes our objectives within the timeframe we desire. Further, our servicers have advised us that they have not been able to reach many of the borrowers who may need help with their mortgage loans even when repeated efforts have been made to contact the borrower.

For these reasons, our ability to actively manage the troubled loans that we own or guarantee, and to implement our homeownership assistance and foreclosure prevention efforts quickly and effectively, may be limited by our reliance on our mortgage servicers.

Our adoption of new accounting standards relating to the elimination of QSPEs could have a material adverse effect on our ability to issue financial reports in a timely manner.

Effective January 1, 2010, we adopted new accounting standards for transfers of financial assets and consolidation, which will result in our recording on our consolidated balance sheet substantially all of the loans held in our MBS trusts. Implementation of these standards required us to make major operational and system changes. These changes, which involved the efforts of hundreds of our employees and contractors, have had a substantial impact on our overall internal control environment. The adoption of these accounting standards requires that we consolidate onto our balance sheet the assets and liabilities of the substantial majority of our MBS trusts, which will significantly increase the amount of our assets and liabilities. We initially recorded the assets and liabilities of the substantial majority of our existing outstanding MBS trusts that we were required to consolidate effective January 1, 2010 based on the unpaid principal balance as of that date. The unpaid principal balance amounts we consolidated related to MBS trusts increased both our total assets and total liabilities by approximately $2.4 trillion effective January 1, 2010. In addition, the number of loans on our balance sheet increased as a result of this consolidation to approximately 18 million as of January 1, 2010, from approximately two million as of December 31, 2009. Because of the magnitude and complexity of the operational and system changes that we have made, there is a risk that unexpected developments could preclude us from implementing all of the necessary system changes and internal control processes by the time we file our results for the first quarter of 2010. Failure to make these changes could have a material adverse impact on us, including on our ability to produce financial reports on a timely basis. In addition, making the necessary operational and system changes in a compressed time frame has diverted resources from our other business requirements and corporate initiatives, which could have a material adverse impact on our operations.

Material weaknesses in our internal control over financial reporting could result in errors in our reported results or disclosures that are not complete or accurate.

Management has determined that, as of the date of this filing, we have ineffective disclosure controls and procedures and two material weaknesses in our internal control over financial reporting. In addition, our independent registered public accounting firm, Deloitte & Touche LLP, has expressed an adverse opinion on our internal control over financial reporting because of the material weaknesses. Our ineffective disclosure controls and procedures and material weaknesses could result in errors in our reported results or disclosures that are not complete or accurate, which could have a material adverse effect on our business and operations.

One of the material weaknesses relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our conservator, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures relating to information within FHFA’s knowledge. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, it is likely that we will not remediate this weakness while we are under conservatorship. See “Controls and Procedures” for further discussion of management’s conclusions on our disclosure controls and procedures and internal control over financial reporting.

Operational control weaknesses could materially adversely affect our business, cause financial losses and harm our reputation.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, liability to customers, and financial losses or damage to our reputation, including as a result of our inadvertent dissemination of confidential or inaccurate information. For example, our business is dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions across numerous and diverse markets and in an environment in which we must make frequent changes to our core processes in response to changing external conditions. These transactions are subject to various legal and regulatory standards. We rely upon business processes that are highly dependent on people, technology and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements are prepared. We experienced a number of operational incidents in 2009 related to inadequately designed or failed execution of internal processes or systems. For example, in July and August 2009, we publicly identified errors in certain information reported about our MBS trusts and published corrected data relating to these errors.

We are implementing our operational risk management framework to support the identification, assessment, mitigation and control, and reporting and monitoring of operational risk. We have made a number of changes in our structure, business focus and operations during the past year, as well as changes to our risk management processes, to keep pace with changing external conditions. These changes, in turn, have necessitated modifications to or development of new business models, processes, systems, policies, standards and controls. The steps we have taken and are taking to enhance our technology and operational controls and organizational structure may not be effective to manage these risks and may create additional operational risk as we execute these enhancements.

In addition, we have experienced substantial changes in management, employees and our business structure and practices since the conservatorship began. These changes could increase our operational risk and result in business interruptions and financial losses. In addition, due to events that are wholly or partially beyond our control, employees or third parties could engage in improper or unauthorized actions, or these systems could fail to operate properly, which could lead to financial losses, business disruptions, legal and regulatory sanctions, and reputational damage.

Management turnover may impair our ability to manage our business effectively.

Since August 2008, we have had a total of three Chief Executive Officers, three Chief Financial Officers, three Chief Risk Officers, two General Counsels and an interim General Counsel, two Executive Vice Presidents leading our Single Family business, two Executive Vice Presidents leading our Capital Markets group, and two Chief Technology Officers, as well as significant departures by various other members of senior management. Our Chief Risk Officer, General Counsel and Chief Technology Officer were new to Fannie Mae in 2009. Integration of new management and further turnover in key management positions could harm our ability to manage our business effectively and ultimately adversely affect our financial performance.

Limitations and restrictions on employee compensation have adversely affected, and may in the future adversely affect, our ability to recruit and retain well-qualified employees. Changes in public policy or opinion also may affect our ability to hire and retain qualified employees. If we lose a significant number of employees and are not able to quickly recruit and train new employees, it could negatively affect customer relationships and goodwill, and could have a material adverse effect on our ability to do business and our results of operations. In addition, the success of our business strategy depends on the continuing service of our employees.

In many cases, our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations, require management to make judgments and estimates about matters that are inherently uncertain. Management also may rely on the use of models in making estimates about these matters.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the appropriate accounting policy or method from two or more alternatives, any of which might be reasonable under the circumstances but might affect the amounts of assets, liabilities, revenues and expenses that we report. See “Note 1, Summary of Significant Accounting Policies” for a description of our significant accounting policies.

We have identified three accounting policies as critical to the presentation of our financial condition and results of operations. These accounting policies are described in “MD&A—Critical Accounting Policies and Estimates.” We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of models. Models are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our models may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our models. As a result of the above factors, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, potentially significantly.

Failure of our models to produce reliable results may adversely affect our ability to manage risk and make effective business decisions.

We make significant use of business and financial models to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and market risks, and to forecast credit losses. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing and products.

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

Changes in option-adjusted spreads or interest rates, or our inability to manage interest rate risk successfully, could adversely affect our net interest income and increase interest rate risk.

We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit the mortgage borrowers to prepay the mortgages at any time. These business activities expose us to market risk, which is the risk of adverse changes in the fair value of financial instruments resulting from changes in market conditions. Our most significant market risks are interest rate risk and option-adjusted spread risk. We describe these risks in more detail in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.” Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans.

Changes in interest rates could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Our ability to manage interest rate risk depends on our ability to issue debt instruments with a range of maturities and other features, including call features, at attractive rates and to engage in derivatives transactions. We must exercise judgment in selecting the amount, type and mix of debt and derivatives instruments that will most effectively manage our interest rate risk. The amount, type and mix of financial instruments that are available to us may not offset possible future changes in the spread between our borrowing costs and the interest we earn on our mortgage assets.

Our business is subject to laws and regulations that restrict our activities and operations, which may prohibit us from undertaking activities that management believes would benefit our business and limits our ability to diversify our business.

As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by FHFA, and regulation by other federal agencies, including Treasury, HUD and the SEC. As a company under conservatorship, our primary regulator has management authority over us in its role as our conservator. We are also subject to many laws and regulations that affect our business, including those regarding taxation and privacy. In addition, the policy, approach or regulatory philosophy of these agencies can materially affect our business. For example, the GSE Act requires that, with some exceptions, we must obtain FHFA’s approval before initially offering a product. In a February 2, 2010 letter to Congress, the Acting Director of FHFA announced that FHFA was instructing Fannie Mae and Freddie Mac not to submit requests for approval of new products under FHFA’s rule implementing the GSE Act provision, stating that “permitting [Fannie Mae and Freddie Mac] to engage in new products is inconsistent with the goals of conservatorship,” and concluding that Fannie Mae and Freddie Mac “will be limited to continuing their existing core business activities and taking actions necessary to advance the goals of the conservatorship.”

The Charter Act defines our permissible business activities. For example, we may not purchase single-family loans in excess of the conforming loan limits. In addition, under the Charter Act, our business is limited to the U.S. housing finance sector. As a result of these limitations on our ability to diversify our operations, our financial condition and earnings depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. The deteriorating conditions in the U.S. housing market over the past approximately two years has therefore had a significant adverse effect on our results of operations, financial condition and net worth, which is likely to continue.

We could be required to pay substantial judgments, settlements or other penalties as a result of pending government investigations and civil litigation.

We are subject to investigations by the Department of Justice and the SEC, and are a party to a number of lawsuits. We are unable at this time to estimate our potential liability in these matters, but may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with these investigations and lawsuits, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In addition, responding to requests for information in these investigations and lawsuits may divert significant internal resources away from managing our business. More information regarding these investigations and lawsuits is included in “Legal Proceedings” and “Note 20, Commitments and Contingencies.”

If our common stock trades below one dollar per share, or our conservator determines that our securities should not continue to be listed on a national securities exchange, our common and preferred stock could be delisted from the NYSE, which likely would result in a significant decline in trading volume and liquidity, and possibly a decline in price, of our securities.

The average closing price of our common stock for the 30 consecutive trading days ended February 24, 2010 was $1.03 per share. Under NYSE rules, we would not meet the NYSE’s standards for continued listing of our common stock if the average closing price of our common stock were less than one dollar per share during a consecutive 30 trading-day period. If we receive notice from the NYSE that we have failed to satisfy this requirement, and the average price of our common stock does not subsequently rise above one dollar for a period of 30 consecutive trading days within a specified period, the NYSE rules provide that the NYSE will initiate suspension and delisting procedures unless we present a plan to the NYSE to cure this deficiency.

If we were to receive notice from the NYSE that we failed to satisfy the average minimum closing price requirement for our common stock, our conservator would be involved in any decision made on whether or not we submit a plan to the NYSE to cure this deficiency. Our conservator could decline to permit any such submission, which would result in the NYSE initiating suspension and delisting procedures. Our conservator would be involved in any decision regarding the continued listing of our common and preferred stock on the NYSE. For example, our conservator could direct us to voluntarily delist our common and preferred stock from the NYSE.

If our common and preferred stock were to be delisted from the NYSE, it likely would result in a significant decline in the trading volume and liquidity of both our common stock and the classes of our preferred stock listed on the NYSE. As a result, it could become more difficult for our shareholders to sell their shares at prices comparable to those in effect prior to delisting, or at all.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the single-family mortgage loans we purchase and securitize. As a result, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses and reputational damage as a result of mortgage fraud.

RISKS RELATING TO OUR INDUSTRY

A continuing, or broader, decline in U.S. home prices or activity in the U.S. housing market would likely cause higher credit losses and credit-related expenses, and lower business volumes.

We expect weakness in the real estate financial markets to continue into 2010. The continued deterioration in the performance of outstanding mortgages will result in the foreclosure of some troubled loans, which is likely to add to excess inventory. We also expect heightened default and severity rates to continue during this period, and home prices, particularly in some geographic areas, may decline further. Any resulting increase in delinquencies or defaults, or in severity, will result in a higher level of credit losses and credit-related expenses, which in turn will reduce our earnings and adversely affect our net worth and financial condition.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. The rate of growth in total U.S. residential mortgage debt outstanding has declined substantially in response to the reduced activity in the housing market and declines in home prices, and we expect single-family mortgage debt outstanding to decrease by 1.7% in 2010. A decline in the rate of growth in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to purchase or securitize, which in turn could reduce our net interest income and guaranty fee income. Even if we are able to increase our share of the secondary mortgage market, it may not be sufficient to make up for the decline in the rate of growth in mortgage originations, which could adversely affect our results of operations and financial condition.

Structural and regulatory changes in the financial services industry may negatively impact our business.

The financial services industry is undergoing significant structural changes. In light of current conditions in the financial markets and economy, regulators and legislatures have increased their focus on the regulation of the financial services industry. The Obama Administration issued a white paper in June 2009 that proposes significantly altering the current regulatory framework applicable to the financial services industry, with enhanced and more comprehensive regulation of financial firms and markets. That announcement was followed by proposed legislation submitted to Congress by the Department of the Treasury. The proposed legislation included proposals relating to the promotion of robust supervision and regulation of financial firms, stronger consumer protection regulations, the enhanced regulation of securitization markets, changes to existing capital and liquidity requirements for financial firms, additional regulation of the over-the-counter derivatives market, regulations on compensation practices and changes in accounting standards. The House Financial Services Committee and the Agriculture Committee conducted hearings during 2009, and the House passed the Wall Street Reform and Consumer Protection Act in December 2009. While not identical to the Treasury proposal, the House bill was broadly similar to that proposal. In November 2009, Senator Christopher Dodd introduced the Restoring American Financial Stability Act of 2009, which covered many of the same areas as the House bill but contained many significant differences. If one of these bills is implemented, it may directly and indirectly affect many aspects of our business. Additionally, implementation of such a bill will result in increased supervision and more comprehensive regulation of our counterparties in this industry, which may have a significant impact on our counterparty credit risk.

On February 1, 2010, the Obama Administration stated in its fiscal year 2011 budget proposal that it was continuing to monitor the situation of the GSEs and would continue to provide updates on considerations for longer-term reform of Fannie Mae and Freddie Mac as appropriate.

We are unable to predict whether these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations (and their interpretation or implementation) will occur in the future. Actions by regulators of the financial services industry, including actions related to limits on executive compensation, impact the retention and recruitment of management. In addition, the actions of Treasury, the FDIC, the Federal Reserve and international central banking authorities directly impact financial institutions’ cost of funds for lending, capital raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.

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

The occurrence of a major natural or other disaster in the United States could increase our delinquency rates and credit losses or disrupt our business operation.

The occurrence of a major natural disaster, terrorist attack or health epidemic in the United States could increase our delinquency rates and credit losses in the affected region or regions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

The contingency plans and facilities that we have in place may be insufficient to prevent an adverse effect on our ability to conduct business, which could lead to financial losses. Substantially all of our senior management and investment personnel work out of our offices in the Washington, DC metropolitan area. If a disruption occurs and our senior management or other employees are unable to occupy our offices, communicate with other personnel or travel to other locations, our ability to interact with each other and with our customers may suffer, and we may not be successful in implementing contingency plans that depend on communication or travel.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston, Virginia, and Urbana, Maryland. These owned facilities contain a total of approximately 1,459,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a ground lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 429,000 square feet of office space, including a conference center, at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The present lease term for the office space at 4000 Wisconsin Avenue expires in April 2013 and we have one additional 5-year renewal option remaining under the original lease. The lease term for the conference center at 4000 Wisconsin Avenue expires in April 2018. We also lease an additional approximately 229,000 square feet of office space at two locations in Washington, DC and Virginia. We maintain approximately 612,000 square feet of office space in leased premises in Pasadena, California; Irvine, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and two facilities in Dallas, Texas.

Item 3.	Legal Proceedings

This item describes our material legal proceedings. We describe additional material legal proceedings in “Note 20, Commitments and Contingencies” in the section titled “Litigation and Regulatory Matters,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference below. We have recorded a reserve for legal claims related to those matters for which we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

Shareholder Derivative Litigation

Four shareholder derivative cases, filed at various times between June 2007 and June 2008, naming certain of our current and former directors and officers as defendants, and Fannie Mae as a nominal defendant, are currently pending in the U.S. District Court for the District of Columbia: Kellmer v. Raines, et al. (filed June 29, 2007); Middleton v. Raines, et al. (filed July 6, 2007); Arthur v. Mudd, et al. (filed November 26, 2007); and Agnes v. Raines, et al. (filed June 25, 2008). Three of the cases (Kellmer, Middleton, and Agnes) rely on factual allegations that Fannie Mae’s accounting statements were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Two of the cases (Arthur and Agnes) rely on factual allegations that defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. Plaintiffs seek, on behalf of Fannie Mae, various forms of monetary and non-monetary relief, including unspecified money damages (including restitution, legal fees and expenses, disgorgement and punitive damages); corporate governance changes; an accounting; and attaching, impounding or imposing a constructive trust on the individual defendants’ assets. Pursuant to a June 25, 2009 order, FHFA, as our conservator, substituted itself for shareholder plaintiffs in all of these actions. Plaintiffs Kellmer and Agnes are in the process of appealing the substitution order. FHFA has moved for voluntary dismissal without prejudice (or, alternatively, for a stay of proceedings) of all four derivative cases. Certain former officer defendants have also moved to dismiss the Kellmer, Middleton, and Agnes actions.

Inquiry by the Financial Crisis Inquiry Commission

On January 25, 2010, we received a request for documents and information from the Financial Crisis Inquiry Commission in connection with its statutory mandate to examine the causes, domestic and global, of the current financial crisis in the United States. We are cooperating with this inquiry.

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

Quarter	High	Low	Dividend

2008
First Quarter	$40.20	$18.25	$0.35
Second Quarter	32.31	19.23	0.35
Third Quarter	19.96	0.35	0.05
Fourth Quarter	1.83	0.30	—
2009
First Quarter	$1.43	$0.35	$—
Second Quarter	1.05	0.51	—
Third Quarter	2.13	0.51	—
Fourth Quarter	1.55	0.88	—

Dividends

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

Statutory Restrictions.  Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.

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

See “MD&A—Liquidity and Capital Management” for information on dividends declared and paid to Treasury on the senior preferred stock.

Holders

As of January 31, 2010, we had approximately 19,000 registered holders of record of our common stock, including holders of our restricted stock. In addition, as of January 31, 2010, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.

Recent Sales of Unregistered Securities

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Stock Compensation Plans”).

Information about sales and issuances of our unregistered securities during the first three quarters of 2009, which were made pursuant to these Stock Compensation Plans, was provided in our quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 filed with the SEC on May 8, 2009, August 6, 2009 and November 5, 2009, respectively.

During the quarter ended December 31, 2009, 3,358,526 shares of common stock were issued upon conversion of 2,179,730 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the GSE Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, our securities offerings are exempt from SEC registration requirements and we do not file registration statements or prospectuses with the SEC under the Securities Act with respect to our securities offerings.

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

Fannie Mae’s securities offerings are exempted from SEC registration requirements, except that, under the GSE Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, we are not required to and do not file registration statements or prospectuses with the SEC under the Securities Act with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

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

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased during the fourth quarter of 2009.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
	Purchased(1)	per Share	Program(2)	the Program(3)
	(Shares in thousands)

2009
October 1-31	3	$1.33	—	47,720
November 1-30	1	1.04	—	46,457
December 1-31	3	1.02	—	46,354

Total	7

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $7,714 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 2,179,730 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of those shares into 3,358,526 shares of common stock.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. No shares were repurchased during the fourth quarter of 2009 pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. Under the terms of the senior preferred stock purchase agreement, we are prohibited from purchasing Fannie Mae common stock without the prior written consent of Treasury. As a result of this prohibition, we do not intend to make further purchases under the General Repurchase Authority at this time.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Please see “Note 13, Stock-Based Compensation,” for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from our results of operations for the five-year period ended December 31, 2009, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Certain prior period amounts have been reclassified to conform to the current period presentation. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions, except per share amounts)

Statement of operations data:(1)
Net interest income	$14,510	$8,782	$4,581	$6,752	$11,505
Guaranty fee income	7,211	7,621	5,071	4,250	4,006
Losses on certain guaranty contracts	—	—	(1,424)	(439)	(146)
Net other-than-temporary impairments	(9,861)	(6,974)	(814)	(853)	(1,246)
Investment gains (losses), net	1,458	(246)	(53)	162	354
Trust management income(2)	40	261	588	111	—
Fair value losses, net(3)	(2,811)	(20,129)	(4,668)	(1,744)	(4,013)
Administrative expenses	(2,207)	(1,979)	(2,669)	(3,076)	(2,115)
Credit-related expenses(4)	(73,536)	(29,809)	(5,012)	(783)	(428)
Other income (expenses), net(5)	(6,327)	(1,004)	(87)	244	(98)
(Provision) benefit for federal income taxes	985	(13,749)	3,091	(166)	(1,277)
Net (loss) income attributable to Fannie Mae	71,969	(58,707)	(2,050)	4,059	6,347
Preferred stock dividends and issuance costs at redemption	(2,474)	(1,069)	(513)	(511)	(486)
Net (loss) income attributable to common stockholders	(74,443)	(59,776)	(2,563)	3,548	5,861
Per common share data:
Earnings (loss) per share:
Basic	$(13.11)	$(24.04)	$(2.63)	$3.65	$6.04
Diluted	(13.11)	(24.04)	(2.63)	3.65	6.01
Weighted-average common shares outstanding:(6)
Basic	5,680	2,487	973	971	970
Diluted	5,680	2,487	973	972	998
Cash dividends declared per share	$—	$0.75	$1.90	$1.18	$1.04
New business acquisition data:
Fannie Mae MBS issues acquired by third parties(7)	$496,067	$434,711	$563,648	$417,471	$465,632
Mortgage portfolio purchases(8)	327,578	196,645	182,471	185,507	146,640

New business acquisitions	$823,645	$631,356	$746,119	$602,978	$612,272

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)

Balance sheet data:(1)
Investments in securities:
Fannie Mae MBS	$229,169	$234,250	$179,401	$196,678	$232,451
Other agency MBS	43,905	35,440	32,957	31,484	30,684
Mortgage revenue bonds	13,446	13,183	16,213	17,221	19,178
Other mortgage-related securities	54,265	56,781	90,827	97,156	86,645
Non-mortgage-related securities	8,882	17,640	38,115	47,573	37,116
Mortgage loans:(9)
Loans held for sale	18,462	13,270	7,008	4,868	5,064
Loans held for investment, net of allowance	375,563	412,142	396,516	378,687	362,479
Total assets	869,141	912,404	879,389	841,469	831,686
Short-term debt	200,437	330,991	234,160	165,810	173,186
Long-term debt	574,117	539,402	562,139	601,236	590,824
Total liabilities	884,422	927,561	835,271	799,827	792,263
Senior preferred stock	60,900	1,000	—	—	—
Preferred stock	20,348	21,222	16,913	9,108	9,108
Total Fannie Mae stockholders’ equity (deficit)	(15,372)	(15,314)	44,011	41,506	39,302

Regulatory capital data:
Net worth surplus (deficit)(10)	$(15,281)	$(15,157)	$44,118	$41,642	$39,423

Book of business data:
Mortgage portfolio(11)	$769,252	$792,196	$727,903	$728,932	$737,889
Fannie Mae MBS held by third parties(12)	2,432,789	2,289,459	2,118,909	1,777,550	1,598,918
Other guarantees(13)	27,624	27,809	41,588	19,747	19,152

Mortgage credit book of business	$3,229,665	$3,109,464	$2,888,400	$2,526,229	$2,355,959

Guaranty book of business(14)	$3,097,201	$2,975,710	$2,744,237	$2,379,986	$2,219,201

Credit quality:
Nonperforming loans(15)	$216,455	$119,232	$27,156	$13,846	$14,194
Combined loss reserves	64,891	24,753	3,391	859	724
Combined loss reserves as a percentage of total guaranty book of business	2.10%	0.83%	0.12%	0.04%	0.03%
Combined loss reserves as a percentage of total nonperforming loans	29.98	20.76	12.49	6.20	5.10

	For the Year Ended December 31,
	2009		2008		2007		2006		2005

Performance ratios:
Net interest yield(16)	1.65%		1.03%		0.57%		0.85%		1.31%
Average effective guaranty fee rate (in basis points)(17)	27.6	bp	31.0	bp	23.7	bp	22.2	bp	22.3	bp
Credit loss ratio (in basis points)(18)	44.6	bp	22.7	bp	5.3	bp	2.2	bp	1.1	bp
Return on assets(19)*	(8.27)%		(6.77)%		(0.30)%		0.42%		0.63%
Return on equity(20)*	N/A		(1,704.3)		(8.3)		11.3		19.5
Equity to assets(21)*	N/A		2.7		4.9		4.8		4.2
Dividend payout(22)	N/A		N/A		N/A		32.4		17.2
Earnings to combined fixed charges and preferred stock dividends and issuance costs at redemption	N/A		N/A		0.89:1		1.12:1		1.23:1

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	We began separately reporting the revenues from trust management income in our consolidated statements of operations effective November 2006. We previously included these revenues as a component of interest income. We have not reclassified prior period amounts to conform to the current period presentation.

(3)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; and (e) debt fair value gains (losses), net.

(4)	Consists of provision for credit losses and foreclosed property expense.

(5)	Consists of the following: (a) debt extinguishment gains (losses), net; (b) losses from partnership investments; and (c) fee and other income.

(6)	Includes the weighted-average shares of common stock that would be issuable upon the full exercise of the warrant issued to Treasury from the date of conservatorship through the end of the period for 2008 and for the full year for 2009. Because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock), the warrant was evaluated based on its substance over form. It was determined to have characteristics of non-voting common stock, and thus included in the computation of basic earnings (loss) per share.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us during the reporting period less: (a) securitizations of mortgage loans held in our mortgage portfolio during the reporting period and (b) Fannie Mae MBS purchased for our mortgage portfolio during the reporting period.

(8)	Reflects unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our investment portfolio during the reporting period. Includes acquisition of mortgage-related securities accounted for as the extinguishment of debt because the entity underlying the mortgage-related securities has been consolidated in our consolidated balance sheet. Includes capitalized interest beginning in 2006.

(9)	Mortgage loans consist solely of domestic residential real-estate mortgages.

(10)	Total assets less total liabilities.

(11)	Unpaid principal balance of mortgage loans and mortgage-related securities (including Fannie Mae MBS) held in our portfolio.

(12)	Reflects unpaid principal balance of Fannie Mae MBS held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(13)	Primarily includes long-term standby commitments we have issued and single-family and multifamily credit enhancements we have provided and that are not otherwise reflected in the table.

(14)	Reflects mortgage credit book of business less non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(15)	Consists of on-balance sheet nonperforming loans held in our mortgage portfolio and off-balance sheet nonperforming loans in Fannie Mae MBS held by third parties. Includes all nonaccrual loans, as well as troubled debt restructurings (“TDRs”) and HomeSaver Advance first-lien loans on accrual status. We generally classify single family and multifamily loans as nonperforming when the payment of principal or interest on the loan is equal to or greater than two and three months past due, respectively. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. Prior to 2008, the nonperforming loans that we reported consisted of on-balance sheet nonperforming loans held in our mortgage portfolio and did not include off-balance nonperforming loans in Fannie Mae MBS held by third parties. We have revised previously reported amounts to conform to the current period presentation.

(16)	Calculated based on net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(17)	Calculated based on guaranty fee income for the reporting period divided by average outstanding Fannie Mae MBS and other guarantees during the period, expressed in basis points.

(18)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense for the reporting period divided by the average guaranty book of business during the period, expressed in basis points.

(19)	Calculated based on net income (loss) available to common stockholders for the reporting period divided by average total assets during the period, expressed as a percentage.

(20)	Calculated based on net income (loss) available to common stockholders for the reporting period divided by average outstanding common equity during the period, expressed as a percentage.

(21)	Calculated based on average stockholders’ equity divided by average total assets during the reporting period, expressed as a percentage.

(22)	Calculated based on common dividends declared during the reporting period divided by net income available to common stockholders for the reporting period, expressed as a percentage.

Note:

*	Average balances for purposes of ratio calculations are based on balances at the beginning of the year and at the end of each respective quarter for 2009, 2008 and 2007. Average balances for purposes of ratio calculations for all other years are based on beginning and end of year balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements as of December 31, 2009 and related notes, and with “Business—Executive Summary.” This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Business—Forward-Looking Statements” for more information on the forward-looking statements in this report and “Risk Factors” for a discussion of factors that could cause our actual results to differ, perhaps materially, from our forward-looking statements. Please also see “MD&A—Glossary of Terms Used in This Report.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies.”

We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:

•	Fair Value Measurement

•	Other-Than-Temporary Impairment of Investment Securities

•	Allowance for Loan Losses and Reserve for Guaranty Losses

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of the Board of Directors. We rely on a number of valuation and risk models as the basis for some of the amounts recorded in our financial statements. Many of these models involve significant assumptions and have limitations. See “Risk Factors” and “Risk Management—Model Risk Management” for a discussion of the risk associated with the use of models.

Fair Value Measurement

The use of fair value to measure our assets and liabilities is fundamental to our financial statements and is a critical accounting estimate because we account for and record a substantial portion of our assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price).

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on how to determine the fair value when the volume and level of activity for an asset or liability have significantly decreased. If there has been a significant decrease in the volume and level of activity for an asset or liability as compared to the normal level of market activity for the asset or liability, there is an increased likelihood that quoted prices or transactions for the instrument are not reflective of an orderly transaction and may therefore require significant adjustment to estimate fair value. We evaluate the existence of the following conditions in determining whether there is an inactive market for an asset or liability: (1) there are few transactions for the product category; (2) price quotes are not based on current market information; (3) the price quotes we receive vary significantly either over time or among independent pricing services or dealers; (4) price indices that were previously highly correlated are demonstrably uncorrelated; (5) there is a significant increase in implied liquidity risk premiums, yields or performance indicators, such as delinquency rates or loss severities, for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the financial instrument; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new issuances (in other words, a primary market) for the product or similar products; or (8) there is limited availability of public market information. Our adoption of this guidance did not result in a change in our valuation techniques for estimating fair value.

In determining fair value, we use various valuation techniques. We disclose the carrying value and fair value of our assets and liabilities and describe the valuation measurement techniques used to determine the fair value of these financial instruments in “Note 19, Fair Value.”

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

The majority of the financial instruments that we report at fair value in our consolidated financial statements fall within the Level 2 category and are valued primarily utilizing inputs and assumptions that are observable in the marketplace, that can be derived from observable market data or that can be corroborated by recent trading activity of similar instruments with similar characteristics. For example, we generally request non-binding prices from at least four independent pricing services to estimate the fair value of our trading and available-for-sale securities at an individual security level. We use the average of these prices to determine the fair value.

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

Fair Value Hierarchy— Level 3 Assets and Liabilities

The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate fair value involve significant unobservable inputs. Our Level 3 financial instruments consist of certain mortgage- and asset-backed securities and residual interests, certain mortgage loans, our guaranty assets and buy-ups, our master servicing assets and certain highly structured, complex derivative instruments.

Fair value measurements related to financial instruments that are reported at fair value in our consolidated financial statements each period, such as our trading and available-for-sale securities and derivatives, are referred to as recurring fair value measurements. The primary assets and liabilities reported at fair value on a recurring basis are trading and available-for-sale securities, derivatives, and guaranty assets and buy-ups.

Table 2 presents a comparison, by balance sheet category, of the amount of financial assets carried in our consolidated balance sheets at fair value on a recurring basis and classified as Level 3 as of December 31, 2009 and 2008. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 2:  Level 3 Recurring Financial Assets at Fair Value

	As of December 31,
Balance Sheet Category	2009	2008
	(Dollars in millions)

Trading securities	$8,861	$12,765
Available-for-sale securities	36,154	47,837
Derivatives assets	150	362
Guaranty assets and buy-ups	2,577	1,083

Level 3 recurring assets	$47,742	$62,047

Total assets	$869,141	$912,404
Total recurring assets measured at fair value	$353,718	$359,246
Level 3 recurring assets as a percentage of total assets	5%	7%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	13%	17%
Total recurring assets measured at fair value as a percentage of total assets	41%	39%

The decrease in assets classified as Level 3 during 2009 was principally the result of a net transfer of approximately $9.0 billion in assets to Level 2 from Level 3. The transferred assets consisted primarily of Fannie Mae guaranteed mortgage-related securities, which includes securities backed by jumbo conforming loans, and private-label mortgage-related securities backed by non-fixed rate Alt-A loans. During 2009, price transparency improved as a result of increased market activity and we noted some convergence in prices obtained from third-party vendors. As a result, we determined that our fair value estimates for these securities did not rely on significant unobservable inputs.

Assets measured at fair value on a non-recurring basis and classified as Level 3, which are not presented in the table above, include held-for-sale loans that are measured at the lower of cost or fair value and that were written down to fair value during the period. Held-for-sale loans that were reported at fair value, rather than amortized cost, totaled $3.6 billion during the year ended December 31, 2009 and $1.3 billion during the year ended December 31, 2008. In addition, certain other assets carried at amortized cost that have been written down to fair value during the period due to impairment are classified as non-recurring. The fair value of these Level 3 non-recurring financial assets, which consisted of held-for-investment loans, acquired property, guaranty assets, master servicing assets, and partnership investments, totaled $17.6 billion during the year ended December 31, 2009 and $22.4 billion during the year ended December 31, 2008.

Our LIHTC investments trade in a market with limited observable transactions. There is decreased market demand for LIHTC investments because there are fewer tax benefits derived from these investments by traditional investors, as these investors are currently projecting much lower levels of future profits than in previous years. This decreased demand has reduced the value of these investments. We determine the fair value of our LIHTC investments using internal models that estimate the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates are based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which require significant management judgment, include discount rates and projections related to the amount and timing of tax benefits. We compare our model results to independent third-party valuations to validate the reasonableness of our assumptions and valuation results. We also compare our model results to the limited number of observed market transactions and make adjustments to reflect differences between the risk profile of the observed market transactions and our LIHTC investments. For a discussion of other-than-temporary impairments recognized on our LIHTC investments, see “Off-Balance Sheet Arrangements and Variable Interest Entities—Partnership Investment Interests—LIHTC Partnership Interests.”

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $601 million as of December 31, 2009 and $2.9 billion as of December 31, 2008, and derivatives liabilities with a fair value of $27 million as of December 31, 2009 and $52 million as of December 31, 2008.

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

Our Valuation Oversight Committee, which includes senior representation from business areas, our Enterprise Risk Office and our Finance Division, is responsible for reviewing the valuation methodologies used in our fair value measurements and any significant valuation adjustments, judgments, controls and results. Actual valuations are performed by personnel independent of our business units. Our Price Verification Group, which is an independent control group separate from the group responsible for obtaining prices, is responsible for performing monthly independent price verification. The Price Verification Group also performs independent reviews of the assumptions used in determining the fair value of products we hold that have material estimation risk because observable market-based inputs do not exist.

Our validation procedures are intended to ensure that the individual prices we receive are consistent with our observations of the marketplace and prices that are provided to us by pricing services or other dealers. We verify selected prices using a variety of methods, including comparing the prices to secondary pricing services, corroborating the prices by reference to other independent market data, such as non-binding broker or dealer quotations, relevant benchmark indices, and prices of similar instruments, checking prices for reasonableness based on variations from prices provided in previous periods, comparing prices to internally calculated expected prices and conducting relative value comparisons based on specific characteristics of securities. In addition, we compare our derivatives valuations to counterparty valuations as part of the collateral exchange process. We have formal discussions with the pricing services as part of our due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. The prices provided to us by independent pricing services reflect the existence of credit enhancements, including monoline insurance coverage, and the current lack of liquidity in the marketplace. If we determine that a price provided to us is outside established parameters, we will further examine the price, including having follow-up discussions with the pricing service or dealer. If we conclude that a price is not valid, we will adjust the price for various factors, such as liquidity, bid-ask spreads and credit considerations. These adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. All of these processes are executed before we use the prices in preparing our financial statements.

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

The dislocation of historical pricing relationships between certain financial instruments persisted during 2009 due to the housing and financial market crisis, which continued in 2009. These conditions, which have resulted in greater market volatility, wider credit spreads and a lack of price transparency, have made the measurement of fair value more difficult and complex for some financial instruments, particularly for financial instruments for which there is no active market, such as our guaranty contracts and loans purchased with evidence of credit deterioration.

Fair Value of Guaranty Obligations

When we issue Fannie Mae MBS, we record in our consolidated balance sheets a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. As guarantor of our Fannie Mae MBS issuances, we also recognize at inception of the guaranty the fair value of our obligation to stand ready to perform over the term of the guaranty. As described in “Note 1, Summary of Significant Accounting Policies,” we record this amount in our consolidated balance sheets as a component of “Guaranty obligations.” The fair value of our guaranty obligations consists of the following: (1) compensation to cover estimated default costs, including estimated unrecoverable principal and interest that will be incurred over the life of the underlying mortgage loans backing our Fannie Mae MBS; (2) estimated foreclosure-related costs; (3) estimated administrative and other costs related to our guaranty; and (4) an estimated market risk premium, or profit, that a market participant would require to assume the obligation.

Effective January 1, 2008, as part of our implementation of the new accounting standard related to fair value measurements, we changed our approach to measuring the fair value of our guaranty obligations. Specifically, we adopted a measurement approach that is based upon an estimate of the compensation that we would require to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. For a guaranty issued in a lender swap transaction after 2007, we measure the fair value of the guaranty obligation at inception based on the fair value of the total compensation we expect to receive, which primarily consists of the guaranty fee, credit enhancements, buy-downs, risk-based price adjustments and our right to receive interest income during the float period in excess of the amount required to compensate us for master servicing. See “Consolidated Results of Operations—Guaranty Fee Income” for a description of buy-downs and risk-based price adjustments. Because the fair value of the guaranty obligation at inception for guaranty contracts issued after 2007 is equal to the fair value of the total compensation we expect to receive, we no longer recognize losses or record deferred profit at inception of our lender swap transactions, which represent the bulk of our guaranty transactions.

We also changed how we measure the fair value of our existing guaranty obligations to be consistent with our approach for measuring guaranty obligations at initial recognition. This change, which affects the fair value amounts disclosed in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” and in “Note 19, Fair Value,” does not affect the amounts recorded in our results of operations or consolidated balance sheets. The fair value of any guaranty obligation measured after its initial recognition represents our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We continue to use the models and inputs that we used prior to our adoption of the new accounting standard related to fair value measurements to estimate this fair value, which we calibrated to our current market pricing in 2008. Beginning in the first quarter of 2009, we concluded that the credit characteristics of the pools of loans upon which we were issuing new guarantees increasingly did not reflect the credit characteristics of our existing guaranteed pools; thus, current market prices for our new guarantees were not a relevant input to our estimate of the hypothetical transaction price for our existing guaranty obligations. Therefore, our estimate of the fair value of our existing guaranty obligations is based solely upon our model results, without further adjustment. The estimated fair value of our guaranty obligations as of each balance sheet date will always be greater than our estimate of future expected credit losses in our existing guaranty book of business as of that date because the fair value of our guaranty obligations includes an estimated market risk premium, or profit, that a market participant would require to assume our existing obligations.

Fair Value of Loans Purchased with Evidence of Credit Deterioration

We have the option to purchase delinquent loans underlying our Fannie Mae MBS under specified conditions, which we describe in “Business—Mortgage Securitizations—Purchases of Loans from our MBS Trusts.” The acquisition cost for loans purchased from MBS trusts is the unpaid principal balance of the loan plus accrued interest. We generally are required to purchase the loan if it is delinquent as to 24 monthly payments of principal and interest and is still in the MBS trust at that time. As long as the loan or REO property remains in the MBS trust, we continue to pay principal and interest to the MBS trust under the terms of our guaranty arrangement. As described in “Note 1, Summary of Significant Accounting Policies,” when we acquire loans with impaired credit, we record our net investment in these delinquent loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase. To the extent the acquisition cost exceeds the estimated fair value, we record an acquired credit-impaired loan fair value loss against the “Reserve for guaranty losses” at the time we acquire the loan.

We reduce the “Guaranty obligation” (in proportion to the “Guaranty asset”) as payments on the loans underlying our MBS are received, including those resulting from the purchase of delinquent loans from MBS trusts, and report the reduction as a component of “Guaranty fee income.” These prepayments may cause an impairment of the “Guaranty asset,” which results in a proportionate reduction in the corresponding “Guaranty obligation” and recognition of income. We place acquired credit-impaired loans on nonaccrual status and classify them as nonperforming when we believe collectability of interest or principal on the loan is not reasonably assured. If we subsequently determine that the collectability of principal and interest is reasonably assured, we return the loan to accrual status. While the loan is on nonaccrual status, we do not recognize income on the loan. We apply any cash receipts towards the recovery of the interest receivable at acquisition and to past due principal payments. We may, however, subsequently recover a portion or the full amount of these fair value losses as discussed below.

To the extent that we have previously recognized an acquired credit-impaired loan fair value loss, our recorded investment in the loan is less than its acquisition cost. Under the accounting standard for acquired credit-impaired loans, the excess of the undiscounted contractual cash flows of the loan over the estimated cash flows we expect to collect at acquisition represents a nonaccretable difference that is not recognized in our earnings. If the estimated cash flows we expect to collect exceed the initial recorded investment in the loan, we accrete this excess amount into our earnings as a component of the net interest income over the life of the loan. If estimated cash flows we expect to collect decrease subsequent to acquisition, we record impairment on the loan. If an acquired credit-impaired loan pays off in full, we recover the acquired credit-impaired loan fair value loss as a component of net interest income on the date of the payoff. If the loan is returned to accrual status, we recover the acquired credit-impaired loan fair value loss over the contractual life of the loan as a component of net interest income (via an adjustment of the effective yield of the loan). If we foreclose upon a loan purchased from an MBS trust, we record a charge-off at foreclosure based on the excess of our recorded investment in the loan over the fair value of the collateral less estimated selling costs. Any charge-off recorded at foreclosure for an acquired credit-impaired loan, which is recorded at fair value at acquisition, would be lower than it would have been if we had recorded the loan at its acquisition cost. In some cases, the proceeds from the sale of the collateral may exceed our recorded investment in the loan, resulting in a gain.

Following is an example of how acquired credit-impaired loan fair value losses, credit-related expenses and credit losses related to loans underlying our guaranty contracts are recorded in our consolidated financial statements. This example shows the accounting and effect on our financial statements of the following events: (a) we acquire a credit-impaired loan from an MBS trust; (b) we foreclose on this mortgage loan; and (c) we sell the foreclosed property that served as collateral for the loan. This example is based on the following assumptions:

(a)	We acquire a credit-impaired loan from an MBS trust that has an unpaid principal balance and accrued interest of $100 at a cost of $100. The estimated fair value at the date of purchase is $70.

(b)	We foreclose upon the mortgage loan and record the acquired REO property at the appraised fair value, net of estimated selling costs, which is $80.

(c) We sell the REO property for $85.

	Accounting Impact of Assumptions
	(a)
	Initial		(c)
	Acquisition	(b)	Sale of	Cumulative
	of Loans	Subsequent	Foreclosed	Earnings
	from Trust	Foreclosure	Property	Impact

Consolidated Balance Sheet:
Assets:
Mortgage loans	$70	$(70)	$—
Acquired property, net	—	80	(80)
Liabilities:
Reserve for guaranty losses-beginning balance	$—	$—	$—
Plus: Provision for credit losses attributable to acquired credit-impaired loans fair value losses(1)	30	—	—
Less: Charge-offs related to initial purchase discount on acquired credit-impaired loans	(30)	—	—
Plus: Recoveries	—	—	—

Reserve for guaranty losses-ending balance	$—	$—	$—

Consolidated Statement of Operations:
Provision for credit losses attributable to acquired credit-impaired loans fair value losses	$(30)	$—	$—	$(30)
Foreclosed property income (expense)	—	10	5	15

Net pre-tax income (loss) effect	$(30)	$10	$5	$(15)

(1)	The adjustment to the “Provision for credit losses” is presented for illustrative purposes only. We actually determine our “Reserve for guaranty losses” by aggregating homogeneous loans into pools based on similar underlying risk characteristics in accordance with the FASB standard on accounting for contingencies. Accordingly, we do not have a specific reserve or provision attributable to each delinquent loan purchased from an MBS trust prior to its purchase.

As indicated in the example above, we would record the loan at the estimated fair value of $70 and record a credit-impaired loans fair value loss of $30 as a charge-off to the reserve for guaranty losses when we acquire the delinquent loan from the MBS trust. We record a provision for credit losses each period to adjust the reserve for guaranty losses to reflect the probable credit losses incurred on loans remaining in MBS trusts. Assuming all other things were equal, this reserve for guaranty losses is reduced at period end because the purchased loan is no longer included in the population for which the reserve is determined. Therefore, if the charge-off for the credit-impaired loan’s fair value loss is greater than the decrease in the reserve caused by removing the loan from the population subject to accounting for contingencies, an incremental loss will be recognized through the provision for credit losses in the period the loan is purchased. We would record the REO property acquired through foreclosure at the appraised fair value, net of estimated selling costs, of $80. Although we recorded an initial credit-impaired loan fair value loss of $30, the actual credit-related expense we experience on this loan would be $15, which represents the difference between the amount we paid for the loan and the amount we received from the sale of the acquired REO property, net of selling costs.

As described above, if a credit-impaired loan “cures,” which means it returns to accrual status, pays off or is resolved through a modification, long-term forbearance or a repayment plan, the credit-impaired loan’s fair value loss would be recovered over the life of the loan as a component of net interest income through an adjustment of the effective yield or upon full pay off of the loan. Conversely, if a loan remains in an MBS trust, we would continue to provide for incurred losses in our “Reserve for guaranty losses.”

Our estimate of the fair value of delinquent loans purchased from MBS trusts is based upon an assessment of what a market participant would pay for the loan at the date of acquisition. Prior to July 2007, we estimated the initial fair value of these loans using internal prepayment, interest rate and credit risk models that incorporated market-based inputs of certain key factors, such as default rates, loss severity and prepayment speeds. Beginning in July 2007, the mortgage markets experienced a number of significant events, including a dramatic widening of credit spreads for mortgage securities backed by higher risk loans, a large number of credit downgrades of higher risk mortgage-related securities, and a severe reduction in market liquidity for certain mortgage-related transactions. As a result of this extreme disruption in the mortgage markets, we concluded that our model-based estimates of fair value for delinquent loans were no longer aligned with the market prices for these loans. Therefore, we began obtaining indicative market prices from large, experienced dealers and used an average of these market prices to estimate the initial fair value of delinquent loans purchased from MBS trusts. Refer to “Fair Value Measurement” in this section for a detailed discussion on the valuation process. These prices, which reflect the significant decline in the value of mortgage assets due to the deterioration in the housing and credit markets, have resulted in a substantial increase in the credit-impaired loans fair value loss we record when we purchase a delinquent loan from an MBS trust.

See “Consolidated Results of Operations—Credit-Related Expenses” for a discussion of our fair value losses on acquired credit-impaired loans.

Other-Than-Temporary Impairment of Investment Securities

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. In April 2009, the FASB issued a new accounting standard that modified the model for assessing other-than-temporary impairment for investments in debt securities. Under this new standard, a debt security is evaluated for other-than-temporary impairment if its fair value is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (1) our intent is to sell the security; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) we do not expect to recover our amortized cost basis. If, by contrast, we do not intend to sell the security and will not be required to sell prior to recovery of the amortized cost basis, we recognize only the credit component of other-than-temporary impairment in earnings. We record the noncredit component in other comprehensive income (“OCI”). The credit component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, while the noncredit component is the remaining difference between the security’s fair value and the present value of expected future cash flows. We adopted this new accounting standard effective April 1, 2009, which resulted in a cumulative-effect pre-tax reduction of $8.5 billion ($5.6 billion after tax) in our accumulated deficit as a result of our reclassifying to accumulated other comprehensive income (“AOCI”) the noncredit component of other-than-temporary impairment losses previously recognized in earnings. We also reversed $3.0 billion of our deferred tax asset valuation allowance that is related to some available-for-sale securities we hold, which reduced our accumulated deficit, because we continue to have the intent and ability to hold these securities to recovery.

As a result of our April 1, 2009 adoption of the new other-than-temporary impairment standard, we revised our approach for measuring and recognizing impairment losses on our investment securities. Our evaluation continues to require significant management judgment and consideration of various factors to determine if we will receive the amortized cost basis of our investment securities. These factors include: the severity and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments. We rely on expected future cash flow projections to determine if we will recover the amortized cost basis of our available-for-sale securities.

We provide more detailed information on our accounting for other-than-temporary impairment in “Note 1, Summary of Significant Accounting Policies.” Also refer to “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of other-than-temporary impairment recognized on our investments in Alt-A and subprime private-label securities. See “Risk Factors” for a discussion of the risks associated with possible future write-downs of our investment securities.

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans in our mortgage portfolio classified as held-for-investment. We maintain a reserve for guaranty losses for loans that back Fannie Mae MBS we guarantee and loans that we have guaranteed under long-term standby commitments. We report the allowance for loan losses and reserve for guaranty losses as separate line items in the consolidated balance sheets. These amounts, which we collectively refer to as our combined loss reserves, represent probable losses incurred in our guaranty book of business as of the balance sheet date. The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in HFI loans. The reserve for guaranty losses is a liability account in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date up until the point of loan acquisition or foreclosure. We maintain separate loss reserves for single-family and multifamily loans. Our single-family and multifamily loss reserves consist of a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans.

We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. We continually monitor delinquency and default trends and make changes in our historically developed assumptions and estimates as necessary to better reflect the impact of present conditions, including current trends in borrower risk and/or general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. We also consider the recoveries that we will receive on mortgage insurance and other credit enhancements entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction, as such recoveries reduce the severity of the loss associated with defaulted loans. Because of the stress in the housing and credit markets, and the speed and extent of deterioration in these markets, our process for determining our loss reserves has become significantly more complex and involves a greater degree of management judgment than prior to this period of economic stress.

Single-Family Loss Reserves

We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in a troubled debt restructuring, certain nonperforming loans in MBS trusts and acquired credit-impaired loans that have been further impaired subsequent to acquisition. The single-family loss reserve for individually impaired loans is a growing portion of the total single-family reserve and will continue to grow in conjunction with our modification efforts. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan or the effective interest rate at acquisition for credit-impaired loans. However, when foreclosure is probable, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive.

We establish a collective single-family loss reserve, which represents the majority of our total single-family loss reserve, for all other single-family loans in our single-family guaranty book of business using an econometric model that estimates the probability of default of loans to derive an overall loss reserve estimate given multiple factors such as: origination year, mark-to-market LTV ratio, delinquency status and loan product type. This model was implemented in the fourth quarter of 2009 to replace our previous model. Our previous model was used during 2008 and the first nine months of 2009 and was a loss curve-based model that was driven primarily by original LTV ratio, loan product type, the age of the mortgage loan and the performance to date of the vintage to which the loan belonged. The new model resulted in a decrease in our single-family loss reserves as of December 31, 2009 of approximately $800 million relative to what the loss reserve would have been using the previous model.

We believe that the loss severity estimates used in determining our loss reserves reflect current available information on actual events and conditions as of each balance sheet date, including current home price and unemployment trends. Our loss severity estimates do not incorporate assumptions about future changes in home prices. We do, however, use a one-quarter look back period to develop our loss severity estimates for all loan categories. When using our previous model, we made adjustments to the period of default history used to estimate defaults for loans originated in 2006, 2007, and 2008, as well as some product types originated in 2005. Our new model, because it directly includes vintage effects in the estimation, does not require these adjustments.

Because the previous model was heavily dependent on changing default patterns, it was necessary to make adjustments to the loss curves to reflect the impacts of foreclosure moratoria and modification programs we implemented. Our new model directly uses delinquency status; therefore, it is no longer necessary to make these adjustments.

For the first three quarters of 2009, consistent with the approach we used as of December 31, 2008, we made adjustments to our model-generated results to capture incremental losses that may not have been fully reflected in our model related to geographically concentrated areas that are experiencing severe stress as a result of significant home price declines. These adjustments are no longer necessary because the new model captures the impact of mark-to-market LTV on default risk and captures the stress in those areas that have experienced significant home price declines. At the end of December 31, 2008 and the end of the first and second quarters of 2009, we also made adjustments to our model-generated results to capture incremental losses attributable to the sharp rise in unemployment during those quarters, which had not been fully captured in our prior model. We believe our new model incorporates the continuing high rate of unemployment.

Multifamily Loss Reserves

We establish a specific multifamily loss reserve for multifamily loans that we determine are individually impaired. We use an internal credit-risk rating system and the delinquency status to evaluate the credit quality of our multifamily loans and to determine which loans we believe are impaired. Our risk-rating system assigns an internal rating through an assessment of the credit risk profile and repayment prospects of each loan, taking into consideration available operating statements and expected cash flows from the property, the estimated value of the property, the historical loan payment experience and current relevant market conditions that may impact credit quality. Because our multifamily loans are collateral-dependent, if we conclude that a multifamily loan is impaired, we measure the impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property less the estimated discounted costs to sell the property. We generally obtain property appraisals from independent third-parties to determine the fair value of multifamily loans that we consider to be individually impaired. We also obtain property appraisals when we foreclose on a multifamily property.

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

During the first and second quarters of 2009, we made several enhancements to the models used in determining our multifamily loss reserves to reflect the impact of the continuing deterioration in the credit performance of loans in our multifamily guaranty book of business, as evidenced by a significant increase in multifamily loan defaults and loss severities. These model enhancements involved weighting recent loan default and severity experience, which has been higher than in previous periods, to derive the key parameters used in calculating our expected default rates. During the third and fourth quarters of 2009, we made additional adjustments to our reserve to capture market trends in capitalization rates and more current financial information from borrowers.

Combined Loss Reserves

Our combined loss reserves increased by $40.1 billion during 2009 to $64.9 billion as of December 31, 2009, reflecting further deterioration in both our single-family and multifamily guaranty book of business, as evidenced by the significant increase in delinquent, seriously delinquent and nonperforming loans, as well as an increase in our average loss severities as a result of the decline in home prices during 2009.

We provide additional information on our combined loss reserves and the impact of adjustments to our loss reserves on our consolidated financial statements in “Consolidated Results of Operations—Credit-Related Expenses” and “Note 4, Allowance for Loan Losses and Reserve for Guaranty Losses.” See “Risk Factors” for a discussion of the risk that future credit losses may be larger than our combined loss reserves.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a comparative discussion of our consolidated results of operations for the periods indicated. You should read this section together with our consolidated financial statements, including the accompanying notes.

We expect high levels of period-to-period volatility in our results of operations and financial condition, principally due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark to market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments.

Table 3 presents a condensed summary of our consolidated results of operations.

Table 3:  Summary of Consolidated Results of Operations

	For the Year Ended December 31,			Variance
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in millions, except per share amounts)

Net interest income	$14,510	$8,782	$4,581	$5,728	$4,201
Guaranty fee income	7,211	7,621	5,071	(410)	2,550
Trust management income	40	261	588	(221)	(327)
Fee and other income	733	772	965	(39)	(193)

Net revenues	$22,494	$17,436	$11,205	$5,058	$6,231

Losses on certain guaranty contracts	—	—	(1,424)	—	1,424
Investment gains (losses), net(1)	1,458	(246)	(53)	1,704	(193)
Net other-than-temporary impairments(1)	(9,861)	(6,974)	(814)	(2,887)	(6,160)
Fair value losses, net	(2,811)	(20,129)	(4,668)	17,318	(15,461)
Losses from partnership investments	(6,735)	(1,554)	(1,005)	(5,181)	(549)
Administrative expenses	(2,207)	(1,979)	(2,669)	(228)	690
Credit-related expenses	(73,536)	(29,809)	(5,012)	(43,727)	(24,797)
Other non-interest expenses	(1,809)	(1,315)	(707)	(494)	(608)

Loss before federal income taxes and extraordinary losses	(73,007)	(44,570)	(5,147)	(28,437)	(39,423)
Benefit (provision) for federal income taxes	985	(13,749)	3,091	14,734	(16,840)
Extraordinary losses, net of tax effect	—	(409)	(15)	409	(394)

Net loss	(72,022)	(58,728)	(2,071)	(13,294)	(56,657)
Less: Net loss attributable to the noncontrolling interest	53	21	21	32	—

Net loss attributable to Fannie Mae	$(71,969)	$(58,707)	$(2,050)	$(13,262)	$(56,657)

Diluted loss per common share	$(13.11)	$(24.04)	$(2.63)	$10.93	$(21.41)

(1)	Prior to the April 2009 change in accounting for impairments, net other-than-temporary impairments also included the non-credit portion, which in subsequent periods is recorded in other comprehensive income. Certain prior period amounts have been reclassified to conform with the current period presentation.

Net Interest Income

Net interest income represents the difference between interest income and interest expense and is a primary source of our revenue. The amount of interest income and interest expense we recognize in the consolidated statements of operations is affected by our investment activity, our debt activity, asset yields and our funding costs.

Table 4 presents an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we used a daily weighted average of amortized cost. When daily average balance information was not available, such as for mortgage loans, we used month-end averages. Table 5 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 4:  Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(1)	$425,779	$21,521	5.05%	$416,616	$22,692	5.45%	$393,827	$22,218	5.64%
Mortgage securities	347,467	17,230	4.96	332,442	17,344	5.22	328,769	18,052	5.49
Non-mortgage securities(2)	53,724	247	0.46	60,230	1,748	2.90	64,204	3,441	5.36
Federal funds sold and securities purchased under agreements to resell	46,073	260	0.56	41,991	1,158	2.76	15,405	828	5.37
Advances to lenders	4,580	97	2.12	3,521	181	5.14	6,633	227	3.42

Total interest-earning assets	$877,623	$39,355	4.48%	$854,800	$43,123	5.04%	$808,838	$44,766	5.53%

Interest-bearing liabilities:
Short-term debt	$280,215	$2,305	0.82%	$277,503	$7,806	2.81%	$176,071	$8,992	5.11%
Long-term debt	567,940	22,539	3.97	549,833	26,526	4.82	605,498	31,186	5.15
Federal funds purchased and securities sold under agreements to repurchase	45	1	1.44	428	9	2.10	161	7	4.35

Total interest-bearing liabilities	$848,200	$24,845	2.93%	$827,764	$34,341	4.15%	$781,730	$40,185	5.14%

Impact of net non-interest bearing funding	$29,423		0.10%	$27,036		0.14%	$27,108		0.18%

Net interest income/net interest yield		$14,510	1.65%		$8,782	1.03%		$4,581	0.57%

Selected benchmark interest rates at end of period:(3)
3-month LIBOR			0.25%			1.43%			4.70%
2-year swap interest rate			1.42			1.47			3.82
5-year swap interest rate			2.98			2.13			4.19
30-year Fannie Mae MBS par coupon rate			4.56			3.89			5.51

(1)	Interest income includes interest income on acquired credit-impaired loans, which totaled $619 million, $634 million, and $496 million for 2009, 2008, and 2007, respectively. These interest income amounts also include accretion of $405 million, $158 million, and $80 million for 2009, 2008, and 2007, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans.

(2)	Includes cash equivalents.

(3)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Table 5:  Rate/Volume Analysis of Changes in Net Interest Income

	2009 vs. 2008			2008 vs. 2007
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$(1,171)	$491	$(1,662)	$474	$1,258	$(784)
Mortgage securities	(114)	765	(879)	(708)	200	(908)
Non-mortgage securities(2)	(1,501)	(171)	(1,330)	(1,693)	(201)	(1,492)
Federal funds sold and securities purchased under agreements to resell	(898)	103	(1,001)	330	886	(556)
Advances to lenders	(84)	44	(128)	(46)	(132)	86

Total interest income	(3,768)	1,232	(5,000)	(1,643)	2,011	(3,654)

Interest expense:
Short-term debt	(5,501)	76	(5,577)	(1,186)	3,873	(5,059)
Long-term debt	(3,987)	849	(4,836)	(4,660)	(2,760)	(1,900)
Federal funds purchased and securities sold under agreements to repurchase	(8)	(6)	(2)	2	7	(5)

Total interest expense	(9,496)	919	(10,415)	(5,844)	1,120	(6,964)

Net interest income	$5,728	$313	$5,415	$4,201	$891	$3,310

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income and net interest yield increased during 2009 compared with 2008, driven by lower funding costs and by growth in the average size of our mortgage portfolio. The significant reduction in the average cost of our debt was primarily attributable to a decline in borrowing rates as we replaced higher cost debt with lower cost debt. In addition, net interest income and net interest yield benefited from funds we received from Treasury under the senior preferred stock purchase agreement as the cost of these funds is included in dividends rather than interest expense. Additionally, we supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in net interest income but is included in our results as a component of “Fair Value Gains (Losses)” and is shown in Table 7. If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our interest expense, our funding costs would have increased by 40 basis points in 2009 compared with an 18 basis point increase in 2008.

Although our interest-earning assets were lower as of December 31, 2009 compared with December 31, 2008, our average interest-earning assets for 2009 were higher compared with 2008. During 2008, we increased our portfolio balance as mortgage-to-debt spreads reached historic highs, and liquidations were reduced due to the disruption of the housing and credit markets. As a result, we began 2009 with a substantially higher balance of interest-earning assets compared with the beginning of 2008. Although portfolio actions and high liquidation levels reduced our balance of interest-earning assets during the course of 2009, the higher beginning balance resulted in a higher average balance of interest-earning assets for the full year of 2009 compared with 2008.

The increase in our net interest income and expansion of our net interest yield in 2008 compared with 2007 was largely attributable to a reduction in our short-term debt costs, a shift in our funding mix to more short-term debt, and early redemption of our step-rate debt securities in 2008. In addition, our regulator’s reduction in our capital surplus requirement on March 1, 2008 provided us with flexibility to take advantage of opportunities to purchase mortgage assets at attractive prices and spreads. If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our interest expense, our funding costs would have increased by 18 basis points in 2008 compared with a 3 basis point decline in 2007.

Under the senior preferred stock purchase agreement, we are limited in the amount of mortgage assets we are allowed to own and the amount of debt we are allowed to have outstanding. Although the debt and mortgage portfolio caps did not have a significant impact on our portfolio activities during 2009, these limits may have an impact on our future portfolio activities and net interest income. For additional information on our portfolio investment and funding activity, see “Consolidated Balance Sheet Analysis—Mortgage Investments” and “Liquidity and Capital Management—Liquidity Management—Debt Funding.” For a description of the Treasury agreements and terms, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements.”

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

As we receive monthly contractual payments for our guaranty, we recognize guaranty fee income. We recognize upfront risk-based pricing adjustments and buy-down payments over the expected life of the underlying assets of the related MBS trusts as a component of guaranty fee income. We record buy-up payments as an asset and reduce the recorded asset as cash flows are received over the expected life of the underlying assets of the related MBS trusts. We assess buy-ups for other-than-temporary impairment and include any impairment recognized as a component of guaranty fee income. The extent to which we amortize upfront payments and other deferred amounts into income depends on the rate of expected prepayments, which is affected by interest rates. In general, as interest rates decrease, expected prepayment rates increase, resulting in accelerated amortization of deferred amounts into income, which increases our guaranty fee income. Conversely, as interest rates increase, expected prepayments rates decrease, resulting in slower amortization of deferred amounts. Prepayment rates also affect the estimated fair value of buy-ups. Faster than expected prepayment rates shorten the average expected life of the underlying assets of the related MBS trusts, which reduces the value of our buy-up assets. This reduction in value may result in the recognition of other-than-temporary impairment, which reduces our guaranty fee income.

Table 6 shows the components of our guaranty fee income, our average effective guaranty fee rate and Fannie Mae MBS activity for the periods indicated.

Table 6:  Guaranty Fee Income and Average Effective Guaranty Fee Rate(1)

	For the Year Ended December 31,									% Change
	2009			2008			2007			2009 vs.	2008 vs.
	Amount	Rate		Amount	Rate		Amount	Rate		2008	2007
	(Dollars in millions, rate in basis points)

Guaranty fee income/average effective guaranty fee rate excluding certain fair value adjustments and buy-up impairment	$6,449	24	.7 bp	$7,913	32	.2 bp	$5,063	23	.7 bp	(19)%	56%
Net change in fair value of buy-ups and certain guaranty assets	787	3.0		(18)	(0.1)		24	0.1		4,472	(175)
Buy-up impairment	(25)	(0.1)		(274)	(1.1)		(16)	(0.1)		91	1,613

Guaranty fee income/average effective guaranty fee rate	$7,211	27	.6 bp	$7,621	31	.0 bp	$5,071	23	.7 bp	(5)%	50%

Average outstanding Fannie Mae MBS and other guarantees	$2,617,273			$2,459,383			$2,139,481			6%	15%
Fannie Mae MBS issues	807,853			542,813			629,607			49	(14)

(1)	Guaranty fee income includes $537 million, $1.1 billion, and $603 million for 2009, 2008 and 2007, respectively, related to the accretion of deferred amounts on guarantee contracts where we recognized losses at the inception of the contract.

The decrease in guaranty fee income for 2009 resulted from a decrease in the average effective guaranty fee rate partially offset by an increase in average outstanding Fannie Mae MBS and other guarantees. The decrease in our average effective guaranty fee rate for 2009 compared with 2008 was primarily attributable to lower amortization of deferred revenue in 2009 as the sharp decline in interest rates generated an acceleration of deferred amounts into income during the fourth quarter of 2008. In addition, the effective guaranty fee rate declined due to a lower average charged guaranty fee on new acquisitions due to a reduction in our acquisition of loans with higher risk, higher fee categories such as higher LTV and lower FICO credit scores. This decline was partially offset by higher fair value adjustments on buy-ups and certain guaranty assets recorded during 2009 due to increased market prices on interest-only strips. We use interest-only strips pricing as a component in estimating the fair value of our buy-ups and certain guaranty assets. The increase in our average outstanding Fannie Mae MBS and other guarantees for 2009 was driven by continued high market share of new single-family mortgage-related securities issuances and because new MBS issuances outpaced liquidations.

The increase in guaranty fee income in 2008 from 2007 was the result of an increase in average outstanding Fannie Mae MBS and other guarantees, and an increase in our average effective guaranty fee. The increase in average outstanding Fannie Mae MBS and other guarantees reflected our higher market share of mortgage-related securities issuances during 2008, as compared with 2007. The increase in our average effective guaranty fee rate for 2008 was primarily due to the accelerated recognition of deferred amounts into income, as interest rates were generally lower in 2008 than in 2007. Our average effective guaranty fee rate for 2008 also was affected by guaranty fee pricing changes we implemented to address increased risk in the housing market. These pricing changes included an adverse market delivery charge of 25 basis points for all loans delivered to us, which became effective in early 2008.

Effective January 1, 2010, the vast majority of our guaranty fee income will be reflected in interest income on a consolidated basis due to our adoption of new accounting standards that require us to consolidate the substantial majority of our MBS trusts. We discuss the impact of the new accounting standards in “Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities.”

Trust Management Income

Trust management income consists of the fees we earn as master servicer, issuer and trustee for Fannie Mae MBS. We derive these fees from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of distribution of these payments to MBS certificateholders. The decreases in trust management income in 2009 as compared with 2008 and in 2008 as compared with 2007 were attributable to significantly lower short-term interest rates.

Fee and Other Income

Fee and other income consist primarily of transaction fees, technology fees and multifamily fees. These fees are largely driven by our business volume. The decreases in fee and other income in 2009 as compared with 2008 and in 2008 as compared with 2007 were primarily attributable to lower multifamily fees due to fewer multifamily prepayments.

Losses on Certain Guaranty Contracts

Beginning in 2008 with our adoption of the accounting standard relating to fair value measurements, we no longer recognize losses or record deferred profit in our consolidated financial statements at inception of our guaranty contracts for new MBS issuances since the estimated fair value of the guaranty obligation at inception equals the estimated fair value of the total compensation received.

The losses in 2007 reflected the increase in the estimated market risk premium that a market participant would require to assume our guaranty obligations due to the decline in home prices and deterioration in credit conditions. We will continue to accrete these losses into income over time as part of the accretion of the related guaranty obligation.

Investment Gains (Losses), Net

Investment gains and losses, net includes: lower of cost or fair value adjustments on held-for-sale loans; gains and losses recognized on the securitization of loans or securities from our portfolio; gains and losses recognized from the sale of available-for-sale securities; and other investment gains and losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities. The shift to gains in 2009 compared with losses in 2008 was primarily attributable to: (1) an increase in gains on portfolio securitizations as we increased our MBS issuance volumes and sales related to whole loan conduit activity; and (2) an increase in realized gains on sales of available-for-sale securities as tightening of investment spreads on agency MBS led to higher sale prices. These gains were partially offset by an increase in lower of cost or fair value adjustments on loans, primarily driven by a decline in the credit quality of these loans and an increase in interest rates. The increase in investment losses in 2008 compared with 2007 was primarily attributable to an increase in lower of cost or fair value adjustments on loans and lower gains from sales of available-for-sale securities, partially offset by a shift from losses to gains on portfolio securitizations.

Net Other-Than-Temporary Impairment

Net other-than-temporary impairment increased in 2009 compared with 2008 primarily due to an increase in the expected losses on our private-label securities. Net other-than-temporary impairment recorded in 2009 was impacted by the adoption of a new accounting standard effective on April 1, 2009. Under the new standard, we recognize only the credit component of other-than-temporary impairment in our consolidated statements of operations. Approximately 57% of the impairment recorded in 2009 was recorded in the first quarter prior to the change in accounting standards. The 2009 impairment reflects current market conditions and was primarily driven by an increase in loss projections on our Alt-A and subprime securities due to model refinements, changes in interest rates and net projected home prices. Model refinements were made to the collateral default and severity models for Alt-A and subprime securities to more closely align with the observed deterioration of the loans underlying the securities. See “Note 5, Investments in Securities” for additional information regarding the composition and 2009 attribution on the other-than-temporary impairment recognized on our investments. See “Risk Factors” for a discussion of the risks associated with possible future write-downs of our investment securities.

The increase in net other-than-temporary impairment in 2008 over 2007 was principally related to Alt-A and subprime private-label securities, reflecting a reduction in expected cash flows due to an increase in expected defaults and loss severities on the mortgage loans underlying these securities.

Fair Value Gains (Losses), Net

Table 7 presents the components of fair value gains (losses) for the periods indicated.

Table 7:  Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest income (expense) accruals on interest rate swaps	$(3,359)	$(1,576)	$261
Net change in fair value during the period(1)	(1,337)	(13,387)	(4,419)

Total risk management derivatives fair value losses, net	(4,696)	(14,963)	(4,158)
Mortgage commitment derivatives fair value gains (losses), net	(1,654)	(453)	45

Total derivatives fair value losses, net	(6,350)	(15,416)	(4,113)
Trading securities gains (losses), net(2)	3,744	(7,040)	(365)
Hedged mortgage assets gains, net(3)	—	2,154	—
Debt foreign exchange gains (losses), net	(173)	230	(190)
Debt fair value losses, net	(32)	(57)	—

Fair value losses, net	$(2,811)	$(20,129)	$(4,668)

	2009	2008	2007

5-year swap interest rate:
As of March 31	2.22%	3.31%	4.99%
As of June 30	2.97	4.26	5.50
As of September 30	2.65	4.11	4.87
As of December 31	2.98	2.13	4.19

(1)	Includes losses of approximately $104 million in 2008 that resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(2)	Includes trading losses of $608 million in 2008 that resulted from the write-down to fair value of our investment in corporate debt securities issued by Lehman Brothers.

(3)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

Risk Management Derivatives Fair Value Gains (Losses), Net

Risk management derivative instruments are an integral part of our management of interest rate risk. We supplement our issuance of debt securities with derivative instruments to further reduce duration and prepayment risks. We generally are an end user of derivatives. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally use only derivatives that are relatively liquid and straightforward to value. We consider the cost of derivatives used in our management of interest rate risk to be an inherent part of the cost of funding and hedging our mortgage investments and to be economically similar to the interest expense that we recognize on the debt we issue to fund our mortgage investments.

We present, by derivative instrument type, the fair value gains and losses on our derivatives for the years ended December 31, 2009, 2008 and 2007 in “Note 10, Derivative Instruments and Hedging Activities.”

The primary factors affecting the fair value of our risk management derivatives include the following.

•	Changes in interest rates: Our derivatives, in combination with our issuances of debt securities, are intended to offset changes in the fair value of our mortgage assets, which tend to increase in value when interest rates decrease and, conversely, decrease in value when interest rates rise. Because our derivatives portfolio predominately consists of pay-fixed swaps, we typically report declines in fair value as swap interest rates decrease and increases in fair value as swap interest rates increase.

•	Implied interest rate volatility: Our derivatives portfolio includes option-based derivatives, which we use to economically hedge the embedded prepayment option in our mortgage investments. A key variable in estimating the fair value of option-based derivatives is implied volatility, which reflects the market’s expectation of the magnitude of future changes in interest rates. Assuming all other factors are held equal, including interest rates, a decrease in implied volatility would reduce the fair value of our derivatives and an increase in implied volatility would increase the fair value.

•	Changes in our derivative activity: As interest rates change, we are likely to take actions to rebalance our portfolio to manage our interest rate exposure. As interest rates decrease, expected mortgage prepayments are likely to increase, which reduces the duration of our mortgage investments. In this scenario, we generally will rebalance our existing portfolio to manage this risk by terminating pay-fixed swaps or adding receive-fixed swaps, which shortens the duration of our liabilities. Conversely, when interest rates increase and the duration of our mortgage assets increases, we are likely to rebalance our existing portfolio by adding pay-fixed swaps that have the effect of extending the duration of our liabilities. We also add derivatives in various interest rate environments to hedge the risk of incremental mortgage purchases that we are not able to accomplish solely through our issuance of debt securities.

•	Time value of purchased options: Intrinsic value and time value are the two primary components of an option’s price. The intrinsic value is the amount that can be immediately realized by exercising the option—the amount by which the market rate exceeds or is below the exercise, or strike rate, such that the option is in-the-money. The time value of an option is the amount by which the price of an option exceeds its intrinsic value. Time decay refers to the diminishing value of an option over time as less time remains to exercise the option. We have a significant amount of purchased options where the time value of the upfront premium we pay for these options decreases due to the passage of time relative to the expiration date of these options.

We recorded risk management derivative fair value losses in 2009 driven by losses on our received fixed swaps and received fixed option-based derivatives due to an increase in swap rates and by time decay associated with our purchased options. Our risk management derivative losses were partially offset by gains on our net-pay fixed book due to higher swap rates.

We recorded risk management derivative losses in 2008 and 2007 primarily attributable to the decline in swap interest rates, which resulted in substantial fair value losses on our pay-fixed swaps that exceeded our fair value gains on our receive-fixed swaps.

Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our overall interest rate risk profile and in conjunction with the other offsetting mark-to-market gains and losses presented in Table 7. For additional information on our use of derivatives to manage interest rate risk, including the economic objective of our use of various types of derivative instruments, changes in our derivatives activity and the outstanding notional amounts, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management.” See “Consolidated Balance Sheet Analysis—Derivative Instruments” for a discussion of the effect of derivatives on our consolidated balance sheets.

Mortgage Commitment Derivatives Fair Value Gains (Losses), Net

Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans generally are derivatives. For these mortgage commitment derivatives, we include changes in their fair value in our consolidated statements of operations. When derivative purchase commitments settle, we include their fair value on the settlement date in the cost basis of the security we purchase. We recorded increased losses on our mortgage commitments securities in 2009 compared with 2008, driven primarily by increased losses on commitments to sell, associated in large part with dollar roll transactions, due to an increase in mortgage-related securities prices during the commitment period. We recorded increased losses on our mortgage commitments securities in 2008 compared with 2007 due primarily to losses in 2008 on our securities purchase commitments as mortgage-related securities prices decreased during the commitment period.

Trading Securities Gains (Losses), Net

Gains on trading securities in 2009 were primarily attributable to the narrowing of spreads on CMBS, agency MBS and non-mortgage related securities. These gains were partially offset by an increase in interest rates. The primary driver of our losses on trading securities in 2008 was a significant widening of spreads, particularly on private-label mortgage-related securities backed by Alt-A and subprime loans and CMBS, as well as losses on non-mortgage securities in our cash and other investments portfolio. The losses on trading securities in 2007 were primarily attributable to widening of credit spreads.

We provide additional information on our trading and available-for-sale securities in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities” and disclose the sensitivity of changes in the fair value of our trading securities to changes in interest rates in “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk.”

Hedged Mortgage Assets Gains (Losses), Net

We implemented hedge accounting during the second quarter of 2008 and discontinued hedge accounting in the fourth quarter of 2008. We did not have any derivatives designated as hedges during 2007 or 2009.

Our hedge accounting relationships during 2008 consisted of pay-fixed interest rate swaps designated as fair value hedges of changes in the fair value, attributable to changes in the LIBOR benchmark interest rate, of specified mortgage assets. For these relationships, we included changes in the fair value of hedged mortgage assets attributable to changes in the benchmark interest rate in our assessment of hedge effectiveness. These fair value accounting hedges resulted in gains on the hedged mortgage assets of $2.2 billion for 2008, which were offset by losses of $2.2 billion on the pay-fixed swaps designated as hedging instruments. The losses on these pay-fixed swaps are included as a component of derivatives fair value losses, net. We also recorded as a component of derivatives fair value losses $94 million of ineffectiveness, or the portion of the change in the fair value of our derivatives that was not effective in offsetting the change in the fair value of the designated hedged mortgage assets.

Losses from Partnership Investments

We are a limited liability investor in LIHTC and non-LIHTC investments formed for the purpose of providing equity funding for affordable multifamily rental properties. We generally receive tax benefits (tax credits and tax deductions for net operating losses) on our LIHTC investments that we have historically used to reduce our income tax expense. Given our current tax position, it is unlikely that we will be able to use the tax benefits that we expect to receive in the future from these LIHTC investments.

Prior to September 30, 2009, we entered into a nonbinding letter of intent to transfer equity interests in our LIHTC investments to third party investors at a price above carrying value. This transaction was subject to the Treasury’s approval under the terms of our senior preferred stock purchase agreement. In November of 2009, Treasury notified FHFA and us that it did not consent to the proposed transaction. Treasury stated the proposed sale would result in a loss of aggregate tax revenues that would be greater than the savings to the federal government from a reduction in the capital contribution obligation of Treasury to Fannie Mae under the senior preferred stock purchase agreement. Treasury further stated that withholding approval of the proposed sale afforded more protection to the taxpayers than approval would have provided.

We have continued to explore options to sell or otherwise transfer our LIHTC investments for value consistent with our mission; however, to date, we have not been successful. On February 18, 2010, FHFA informed us, by letter, of its conclusion that any sale by us of our LIHTC assets would require Treasury’s consent under the senior preferred stock purchase agreement, and that FHFA had presented other options for Treasury to consider, including allowing us to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. FHFA’s letter further informed us that, after further consultation with the Treasury, we may not sell or transfer our LIHTC partnership interests and that FHFA sees no disposition options. Therefore, we no longer have both the intent and ability to sell or otherwise transfer our LIHTC investments for value. As a result, we recognized a loss of $5.0 billion during the fourth quarter of 2009 to reduce the carrying value of our LIHTC “Partnership investments” to zero in our consolidated financial statements. We will no longer recognize net operating losses or impairment on our LIHTC investments, which will significantly reduce “Losses from partnership investments” in the future.

As of December 31, 2009, we have an obligation to fund $541 million in capital contributions on our LIHTC investments. This obligation has been recorded as a component of “Partnership liabilities” in our consolidated balance sheet.

Losses from partnership investments increased in 2009 compared with 2008 due to the recognition of higher other-than-temporary impairment on our LIHTC investments, as discussed above.

The increase in losses from partnership investments from 2008 compared with 2007 was primarily due to impairment charges on our LIHTC partnership investments that we recorded in 2008 partially offset by gains from the sale of two portfolios of investments in LIHTC partnerships.

Administrative Expenses

Administrative expenses increased in 2009 driven by an increase in resources and third-party services related to our foreclosure prevention efforts. The increase in these costs was partially offset by lower staffing levels throughout the year in other areas of the company. The decrease in administrative expenses in 2008 from 2007 reflected significant reductions in restatement and related regulatory expenses and a reduction in our ongoing operating costs due to efforts we undertook in 2007 to increase productivity and lower our administrative costs.

Credit-Related Expenses

Credit-related expenses consist of the provision for credit losses and foreclosed property expense. We detail the components of our credit-related expenses in Table 8.

Table 8:  Credit-Related Expenses

	For the Year Ended
	December 31,
	2009	2008	2007
	(Dollars in millions)

Provision for credit losses attributable to guaranty book of business	$52,071	$25,522	$3,200
Provision for credit losses attributable to acquired credit-impaired loans and HomeSaver Advance fair value losses	20,555	2,429	1,364

Total provision for credit losses	72,626	27,951	4,564
Foreclosed property expense	910	1,858	448

Credit-related expenses	$73,536	$29,809	$5,012

Provision for Credit Losses Attributable to the Guaranty Book of Business

Our allowance for loan losses and reserve for guaranty losses, which we collectively refer to as our combined loss reserves, provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. We establish our loss reserves through the provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, typically upon foreclosure, we record the charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a credit to our loss reserves. We summarize the changes in our loss reserves in Table 9.

Table 9:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$2,923	$698	$340	$302	$349
Provision for credit losses	9,569	4,022	658	174	124
Charge-offs(1)	(2,245)	(1,987)	(407)	(206)	(267)
Recoveries	214	190	107	70	96

Ending balance(2)	$10,461	$2,923	$698	$340	$302

Reserve for guaranty losses:
Beginning balance	$21,830	$2,693	$519	$422	$396
Provision for credit losses	63,057	23,929	3,906	415	317
Charge-offs	(31,142)	(4,986)	(1,782)	(336)	(302)
Recoveries	685	194	50	18	11

Ending balance	$54,430	$21,830	$2,693	$519	$422

Combined loss reserves:
Beginning balance	$24,753	$3,391	$859	$724	$745
Provision for credit losses	72,626	27,951	4,564	589	441
Charge-offs(1)	(33,387)	(6,973)	(2,189)	(542)	(569)
Recoveries	899	384	157	88	107

Ending balance(2)	$64,891	$24,753	$3,391	$859	$724

Attribution of charge-offs:
Charge-offs attributable to guaranty book of business	$(12,832)	$(4,544)	$(825)	$(338)	$(318)
Charge-offs attributable to fair value losses on:
Credit-impaired loans acquired from MBS trusts	(20,327)	(2,096)	(1,364)	(204)	(251)
HomeSaver Advance loans	(228)	(333)	—	—	—

Total charge-offs	$(33,387)	$(6,973)	$(2,189)	$(542)	$(569)

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$62,848	$24,649	$3,318	$785	$647
Multifamily	2,043	104	73	74	77

Total	$64,891	$24,753	$3,391	$859	$724

Single-family and multifamily loss reserves as a percentage of applicable guaranty book of business:
Single-family	2.16%	0.88%	0.13%	0.03%	0.03%
Multifamily	1.10	0.06	0.05	0.06	0.06
Combined loss reserves as a percentage of:
Total guaranty book of business	2.10	0.83	0.12	0.04	0.03
Total nonperforming loans	29.98	20.76	12.49	6.20	5.10

(1)	Includes accrued interest of $1.5 billion, $642 million, $128 million, $39 million and $24 million for 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	Includes $726 million, $150 million, $39 million, $28 million and $22 million as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively, for acquired credit-impaired loans.

Our provision for credit losses increased in both 2009 and 2008, as we increased our combined loss reserves, both in absolute terms and as a percentage of our total guaranty book of business and nonperforming loans, as provisions have been well in excess of our charge-offs.

Key factors affecting the provision for credit losses attributable to our guaranty book of business for 2009 compared with 2008 include the following:

•	An increase in nonperforming loans, delinquencies, and defaults due to the general deterioration in our guaranty book of business during both 2009 and 2008, reflecting the combination of high unemployment and the prolonged downturn in the housing market. As shown in Table 43, our conventional single-family serious delinquency rate and average default rate increased in 2009 compared with 2008. Factors contributing to these conditions include the following:

•	Stress on a broader segment of borrowers due to the rise in unemployment and underemployment and the decline in home prices has resulted in higher delinquency rates on loans in our single-family guaranty book of business that do not have characteristics typically associated with higher risk loans.

•	Certain loan categories continued to contribute disproportionately to the increase in our nonperforming loans and credit losses in 2009. These categories include: loans on properties in certain Midwest states, California, Florida, Arizona and Nevada; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans.

•	The decline in home prices has also produced negative home equity for some borrowers, including the impact of existing second mortgage liens, affecting their ability to refinance or willingness to make their mortgage payments, causing higher delinquencies.

•	The number of loans seriously delinquent also increased due to delays in foreclosures as we require servicers to exhaust foreclosure prevention alternatives as part of our effort to keep borrowers in their homes, and new laws enacted in a number of states that lengthen the time required to complete a foreclosure.

•	As shown in Table 43, our average loan loss severity, or average initial charge-off per default, increased primarily as a result of the decline in home prices and a higher percentage of loan charge-offs for loans that are not covered by mortgage insurance.

•	A greater proportion of the loans in our guaranty book of business are subject to individual impairment rather than the collective reserve for loan losses.

•	We consider a loan to be individually impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. Individually impaired loans currently include, among others, those restructured in a troubled debt restructuring. Any impairment recognized on these loans is part of our provision for credit losses and allowance for loan losses. The higher levels of workouts initiated as a result of our foreclosure prevention efforts during 2009, including HAMP, increased the number individually impaired loans, especially those considered to be troubled debt restructurings.

Although our combined loss reserves increased significantly in 2009 compared with 2008, we did not add to our combined loss reserves in the fourth quarter of 2009 and our provision for credit losses declined. The slight decline in our loss reserves as of December 31, 2009 compared with September 30, 2009 was due to a moderation in the pace at which loans transitioned to seriously delinquent status and an improvement in our loss severities due to stabilizing home prices as well as an increase in the number of loans acquired from our MBS trusts in order to complete workouts for the loans. To the extent that the acquisition cost of these loans exceeds the estimated fair value, we record a fair value loss against the “Reserve for guaranty losses.” Recognizing these fair value losses, which typically meet or exceed the actual credit losses we ultimately realize, has the effect of reducing the inherent losses that remain in our guaranty book of business, and consequently reduces our combined loss reserves. With the adoption of new accounting standards on January 1, 2010, we will no longer recognize the acquisition of loans from the MBS trusts that we have consolidated as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as these loans will already be reflected on our consolidated balance sheet.

During 2009, the portion of our loss reserves attributable to certain states, certain higher risk loan categories and our 2006 and 2007 loan vintages has generally declined since the end of 2008. The Midwest accounted for approximately 13% of our combined single-family loss reserves as of December 31, 2009, compared with approximately 18% as of December 31, 2008. Our mortgage loans in California, Florida, Arizona and Nevada together accounted for approximately 53% of our combined single-family loss reserves as of December 31, 2009, compared with approximately 67% as of December 31, 2008. Our Alt-A loans represented approximately 35% of our combined single-family loss reserves as of December 31, 2009, compared with approximately 50% as of December 31, 2008, and our 2006 and 2007 loan vintages together accounted for approximately 69% of our combined single-family loss reserves as of December 31, 2009, compared with approximately 90% as of December 31, 2008.

The increase in the provision for credit losses attributable to the guaranty book of business from 2007 to 2008 reflects the impact of the continued and significant national decline in home prices and the worsening economic downturn, which resulted in higher delinquencies and defaults and an increase in average loss severity.

For additional discussions on delinquent loans and concentrations, see “Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management and Foreclosure Prevention.” For additional discussions on our charge-offs, see “Credit Loss Performance Metrics.”

As discussed above, our nonperforming single-family loans increased substantially during 2009 due to both higher delinquencies and the increase in troubled debt restructurings (“TDR”), which are a form of restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We classify conventional single-family and multifamily loans held in our mortgage portfolio, including delinquent single-family loans purchased from MBS trusts, as nonperforming and place them on nonaccrual status when we believe collectability of principal or interest on the loan is not reasonably assured. During the fourth quarter of 2008, we began to place loans on nonaccrual status at an earlier stage, when two or more payments were past due. We classify TDRs and HomeSaver Advance first-lien loans as nonperforming loans throughout the life of the loan regardless of whether the restructured or first-lien loan returns to a performing status after the workout intervention. We continue to accrue interest on nonperforming loans that are federally insured or guaranteed by the U.S. government, TDRs on accrual status and HomeSaver Advance first-lien loans on accrual status.

The composition of our nonperforming loans is shown below in Table 10. For additional discussions on the impact of individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Table 10:  Nonperforming Single-Family and Multifamily Loans

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)

On-balance sheet nonperforming loans:
Nonaccrual loans	$34,079	$17,634	$8,343	$5,961	$8,356
Troubled debt restructurings on accrual status	6,922	1,931	1,765	1,086	661
HomeSaver Advance first-lien loans on accrual status	866	1,121	—	—	—

Total on-balance sheet nonperforming loans	41,867	20,686	10,108	7,047	9,017

Off-balance sheet nonperforming loans in unconsolidated
Fannie Mae MBS trusts:
Off-balance sheet nonperforming loans, excluding HomeSaver Advance first-lien loans(1)	161,406	89,617	17,048	6,799	5,177
HomeSaver Advance first-lien loans(2)	13,182	8,929	—	—	—

Total off-balance sheet nonperforming loans	174,588	98,546	17,048	6,799	5,177

Total nonperforming loans	$216,455	$119,232	$27,156	$13,846	$14,194

Accruing on-balance sheet loans past due 90 days or more(3)	$612	$317	$204	$147	$185

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$1,341	$401	$215	$163	$184
Interest income recognized for the period(5)	1,206	771	328	295	405

(1)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(2)	Represents all off-balance sheet first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(3)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, including loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller in the event of a default.

(4)	Forgone interest income represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their contractual terms.

(5)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period.

Provision for Credit Losses Attributable to Fair Value Losses on Acquired Credit-Impaired Loans and HomeSaver Advance Loans

In our capacity as guarantor of our MBS trusts, we have the option under the trust agreements to purchase mortgage loans that meet specific criteria from our MBS trusts. We generally are not permitted to complete a modification of a loan while the loan is held in the MBS trust. As a result, we must exercise our option to purchase any delinquent loan that we intend to modify from an MBS trust prior to the time that the modification becomes effective. The proportion of delinquent loans purchased from MBS trusts for the purpose of modification varies from period to period, driven primarily by changes in our loss mitigation efforts, as well as changes in interest rates and other market factors. See “Business—Mortgage Securitizations—Purchases of Loan from our MBS Trusts” for additional information on the provisions in our MBS trust agreements that govern the purchase of loans from our MBS trusts and the factors that we consider in determining whether to purchase delinquent loans from our MBS trusts.

We generally record our net investment in acquired credit-impaired loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase or consolidation. To the extent that the acquisition cost of these loans exceeds the estimated fair value, we record a fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loan. Recognizing these fair value losses, which typically meet or exceed the actual credit losses we ultimately realize, has the effect of reducing the inherent losses that remain in our guaranty book of business, and consequently reduces our combined loss reserves. However, any incremental impairment recognized on these loans after the date of acquisition would be a component of our combined loss reserves.

As shown in “Table 8: Credit-Related Expenses,” our provision for credit losses attributable to acquired credit-impaired loans significantly increased during both 2009 and 2008. The decline in home prices, significant reduction in liquidity in the mortgage markets and increase in mortgage credit risk, have resulted in downward pressure on the fair value of these loans during 2009 and 2008. The increase in our provision for credit losses attributable to acquired credit-impaired loans in 2009 compared with 2008 is attributable to the decline in fair value of these loans and an increase in the amount of credit-impaired loans we acquired from MBS trusts as a result of increased workouts initiated through our foreclosure prevention efforts. The increase in provision for credit losses attributable to acquired credit-impaired loans in 2008 compared with 2007 was primarily driven by the decrease in the fair value of these loans.

Table 11 provides a quarterly comparison of the number of credit-impaired loans acquired from MBS trusts, the average fair value based on indicative market prices, the unpaid principal balance and accrued interest of these loans.

Table 11:  Statistics on Credit-Impaired Loans Acquired from MBS Trusts

	2009				2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(Dollars in millions)

Number of credit-impaired loans acquired from MBS trusts	74,739	62,546	17,580	12,223	6,124	3,678	4,618	10,586
Average indicative market price(1)	44%	44%	43%	45%	50%	53%	53%	60%
Unpaid principal balance and accrued interest of loans acquired	$16,364	$13,757	$3,717	$2,561	$1,286	$744	$807	$1,704

(1)	Calculated based on the estimated fair value at the date of acquisition of credit-impaired loans divided by the unpaid principal balance and accrued interest of these loans at the date of acquisition. The value of primary mortgage insurance is included as a component of the average market price. Beginning in 2009, we incorporated the average fair value of acquired credit-impaired multifamily loans into the calculation of our average indicative market price. We have revised the previously reported prior period amounts to reflect this change.

Table 12 presents activity related to credit-impaired loans acquired from MBS trusts under our guaranty arrangements for the periods indicated.

Table 12:  Activity of Credit-Impaired Loans Acquired from MBS Trusts

			Allowance
	Contractual	Market	for Loan	Net
	Amount(1)	Discount	Losses	Investment
	(Dollars in millions)

Balance as of December 31, 2007	$8,096	$(991)	$(39)	$7,066
Purchases of delinquent loans	4,542	(2,096)	—	2,446
Provision for credit losses	—	—	(184)	(184)
Principal repayments	(648)	114	5	(529)
Modifications and troubled debt restructurings	(3,255)	1,247	37	(1,971)
Foreclosures, transferred to REO	(1,710)	460	32	(1,218)

Balance as of December 31, 2008	$7,025	$(1,266)	$(149)	$5,610
Purchases of delinquent loans	36,530	(20,419)	—	16,111
Provision for credit losses	—	—	(691)	(691)
Principal repayments	(68)	47	13	(8)
Modifications and troubled debt restructurings	(18,228)	9,539	74	(8,615)
Foreclosures, transferred to REO	(1,554)	632	27	(895)

Balance as of December 31, 2009	$23,705	$(11,467)	$(726)	$11,512

(1)	Reflects contractually required principal and accrued interest payments that we believe are probable of collection.

With the adoption of new accounting standards on January 1, 2010, we will no longer recognize the acquisition of loans from the MBS trusts that we have consolidated as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as these loans will already be reflected on our consolidated balance sheet. We provide additional information on the impact of the new accounting guidance in “Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities.”

We provide additional information on our loan workout activities in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management—Problem Loan Management and Foreclosure Prevention” and additional information on credit-impaired loans acquired from MBS trusts in “Note 3, Mortgage Loans.”

Foreclosed Property Expense

While we experienced an increase in foreclosure activity in 2009 compared with 2008 due to higher foreclosed property acquisitions, foreclosed property expense decreased in 2009 compared with 2008 primarily driven by $668 million in cash fees received from the cancellation and restructuring of some of our mortgage insurance coverage. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce our future exposure to our mortgage insurers. Foreclosed property expense increased in 2008 compared with 2007 due to a rise in foreclosed property acquisitions reflecting the deterioration in the credit performance of our book of business.

Credit Loss Performance Metrics

Our credit-related expenses should be considered in conjunction with our credit loss performance. Management views our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as significant indicators of the effectiveness of our credit risk management strategies. Management uses these metrics together with other credit risk measures to: assess the credit quality of our existing guaranty book of business; make determinations about our loss mitigation strategies; evaluate our historical credit loss performance; and determine the level of our loss reserves. These metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with HomeSaver Advance loans and the acquisition of credit-impaired loans from MBS trusts as follows:

•	We include the impact of any credit losses that ultimately result from foreclosure.

•	We exclude the impact of fair value losses recorded upon acquisition.

•	We add back to our credit losses the amount of charge-offs and foreclosed property expense that we would have recorded if we had calculated these amounts based on the acquisition cost. Because the fair value amount at acquisition was lower than the acquisition cost, any loss recorded at foreclosure is less than it would have been if we had recorded the loan at its acquisition cost.

Interest forgone on nonperforming loans in our mortgage portfolio reduces our net interest income but is not reflected in our credit losses total. In addition, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans are excluded from credit losses.

We believe that our credit loss performance metrics are useful to investors because they reflect how management evaluates our credit performance and the effectiveness of our credit risk management strategies and loss mitigation efforts. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans from MBS trusts and HomeSaver Advance loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 13 details the components of our credit loss performance metrics for the periods indicated.

Table 13:  Credit Loss Performance Metrics

	For the Year Ended December 31,
	2009			2008			2007
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$32,488	106.7	bp	$6,589	22.9	bp	$2,032	8.0	bp
Foreclosed property expense	910	3.0		1,858	6.5		448	1.8

Credit losses including the effect of fair value losses on credit-impaired loans acquired from MBS trusts and
HomeSaver Advance loans	33,398	109.7		8,447	29.4		2,480	9.8
Less: Fair value losses resulting from acquired credit-impaired loans and HomeSaver Advance loans	(20,555)	(67.5)		(2,429)	(8.4)		(1,364)	(5.4)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense	739	2.4		501	1.7		223	0.9

Credit losses and credit loss ratio	$13,582	44.6	bp	$6,519	22.7	bp	$1,339	5.3	bp

Credit losses attributable to:
Single-family	$13,362			$6,467			$1,331
Multifamily	220			52			8

Total	$13,582			$6,519			$1,339

(1)	Based on the amount for each line item presented divided by the average guaranty book of business during the period.

The substantial increase in our credit losses and credit loss ratio reflects the impact of the same adverse conditions that impacted our credit related expenses as described above, particularly the combination of high unemployment and the prolonged downturn in the housing market with associated home price declines that have increased defaults and average loss severity.

Table 14 provides an analysis of our credit losses in certain higher risk loan categories, loan vintages and loans within certain states that continue to account for a disproportionate share of our credit losses as compared with our other loans.

Table 14:  Credit Loss Concentration Analysis

	Percentage of
	Single-Family Conventional Guaranty Book			Percentage of Single-Family Credit Losses
	of Business Outstanding(1)			For the Year Ended
	As of December 31,			December 31,
	2009	2008	2007	2009	2008	2007

Geographical distribution:
Arizona, California, Florida and Nevada	28%	27%	27%	57%	49%	15%
Illinois, Indiana, Michigan and Ohio	11	11	12	15	21	47
All other states	61	62	61	28	30	38
Select higher risk product features(2)	24	28	29	69	75	58
Vintages:
2006	11	14	17	31	35	21
2007	15	20	21	36	28	2
All other vintages	74	66	62	33	37	77

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original loan-to-value ratio greater than 90%, and loans with FICO credit scores less than 620.

The suspension of foreclosure sales on occupied single-family properties during our foreclosure moratoria in late 2008 and early 2009 and our directive to delay foreclosure sales until the loan servicer exhausts all other foreclosure prevention alternatives reduced our foreclosure activity in 2009. Even with these strategies in place, we nonetheless acquired a record number of foreclosed properties, though we believe our charge-offs and credit losses were below what would have otherwise been recorded in 2009 had the moratoria not been in place. While the foreclosure moratoria affected the timing of when we incurred a credit loss, they did not necessarily affect the credit-related expenses recognized in our consolidated statements of operations, because we estimate probable losses inherent in our guaranty book of business as of each balance sheet date in determining our loss reserves. See “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses” for a discussion of changes we made in our loss reserve estimation process to address the impact of the foreclosure moratoria and the change in our foreclosure requirements.

We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Regulatory Hypothetical Stress Test Scenario

Under a September 2005 agreement with OFHEO, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Although other provisions of the 2005 agreement were suspended on March 18, 2009 by FHFA until further notice, the disclosure requirement was not suspended. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 15 compares the credit loss sensitivities for the periods indicated for first lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement.

Table 15:  Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2009	2008
	(Dollars in millions)

Gross single-family credit loss sensitivity	$18,311	$13,232
Less: Projected credit risk sharing proceeds	(2,533)	(3,478)

Net single-family credit loss sensitivity	$15,778	$9,754

Outstanding single-family whole loans and Fannie Mae MBS	$2,830,004	$2,724,253
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.56%	0.36%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both December 31, 2009 and 2008. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

The increase in the projected credit loss sensitivities during 2009 reflected the decline in home prices and the ongoing negative outlook for the housing and credit markets. Because these sensitivities represent hypothetical scenarios, they should be used with caution. Our regulatory stress test scenario is limited in that it assumes an instantaneous uniform 5% nationwide decline in home prices, which is not representative of the historical pattern of changes in home prices. Changes in home prices generally vary on a regional, as well as a local, basis. In addition, these stress test scenarios are calculated independently without considering changes in other interrelated assumptions, such as unemployment rates or other economic factors, which are likely to have a significant impact on our future expected credit losses.

Other Non-Interest Expenses

Other non-interest expenses consist of credit enhancement expenses, which reflect the amortization of the credit enhancement asset we record at the inception of guaranty contracts, costs associated with the purchase of additional mortgage insurance to protect against credit losses, net gains and losses on the extinguishment of debt, and other miscellaneous expenses. Other non-interest expenses increased in 2009 compared with 2008 primarily due to an increase in our master servicing costs, recording reserves for legal claims, and an increase in net losses recorded on the extinguishment of debt. The increased expenses were partially offset by a reduction in interest expense associated with unrecognized tax benefits related to certain unresolved tax positions. The increase in expenses for 2008 compared with 2007 was attributable to interest expense associated with the increase in our unrecognized tax benefit, an increase in amortization expense related to our master servicing assets and an increase in the net losses recorded on the extinguishment of debt.

Federal Income Taxes

We recorded a tax benefit for federal income taxes of $985 million for 2009, resulting in an effective income tax rate for the year of 1%, which represents the benefit of carrying back a portion of our expected current year tax loss, net of the reversal of the use of certain tax credits, to prior years. We were not able to recognize a net tax benefit on all of our 2009 pre-tax loss as there has been no change in our 2008 conclusion that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of our net deferred tax assets. As a result, we recorded an increase in our valuation allowance of $25.7 billion in 2009 in our consolidated statement of operations, which represented the tax effect associated with a portion of the pre-tax loss. The valuation allowance recorded against our deferred tax assets totaled $52.7 billion as of December 31, 2009, resulting in a net deferred tax asset of $909 million. In comparison, we recorded a provision for federal income taxes of $13.7 billion in 2008, due primarily to the valuation allowance recorded against our deferred tax assets that totaled $30.8 billion as of December 31, 2008, resulting in a net deferred tax asset of $3.9 billion. We recorded a tax benefit of $3.1 billion for 2007, which reflected the combined effect of a pre-tax loss in 2007 and tax credits generated from our LIHTC partnership investments.

We discuss the factors that led us to record a partial valuation allowance against our net deferred tax assets in “Note 11, Income Taxes.” The amount of deferred tax assets considered realizable is subject to adjustment in future periods. We will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. If we determine that recovery is not likely, we will record an additional valuation allowance against the deferred tax assets that we estimate may not be recoverable. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

Financial Impact of the Making Home Affordable Program on Fannie Mae

Home Affordable Refinance Program

Because we already own or guarantee the original mortgages that we refinance under HARP, our expenses under that program consist mostly of limited administrative costs.

Home Affordable Modification Program

Modifying loans we own or guarantee under HAMP, pursuant to our mission, directly affects our financial results in the following ways:

Key elements affecting our financial results

Loans in trial modification plans are treated as individually impaired. Under HAMP, a borrower must satisfy the terms of a trial modification plan, typically for a period of at least three months, before the modification of the loan can become effective. A trial modification period begins when the borrower and Fannie Mae agree to the terms of the trial modification plan. A loan that enters a trial modification plan may be recorded on our consolidated balance sheet or may remain in an MBS trust and not be recorded on our consolidated balance sheet. If the loan is recorded on our consolidated balance sheet, we account for the loan as a TDR, because it is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial hardship. As a result, for a loan that is reported on our balance sheet, we consider the loan to be individually impaired when it enters a trial modification period, and we calculate our allowance for loan losses for the restructured loan on an individual basis. If the loan in a trial modification plan remains in an MBS trust and is not recorded on our balance sheet, we calculate a reserve for guaranty losses for the loan in a manner similar to how we calculate the allowance for loan losses for individually impaired loans that are recorded on our balance sheet. Once a permanent loan modification becomes effective, the loan will continue to be considered individually impaired.

We continually re-measure our loss reserves to determine if the amount of impairment recorded is appropriate and make adjustments as required. Consequently, after a loan has entered into a trial modification under HAMP, we continue to adjust the amount of impairment.

Prior to the effective date of a permanent modification, a loan in an MBS trust that is in a trial modification period is purchased from the MBS trust to maintain compliance with the terms of the trust. These loans are considered credit-impaired at acquisition, and therefore we record a fair value loss for any excess of the loan’s acquisition cost over its fair value. At that time, our reserve for guaranty losses is reduced to the extent of any previously recorded loss reserves associated with the individually impaired loan.

The following table provides information about the impairments and fair value losses associated with these activities for Fannie Mae loans entering trial modifications under HAMP. These amounts have been included in the calculation of our provision for credit losses in our consolidated results of operations for the year ended December 31, 2009.

Table 16:  Impairments and Fair Value Losses on Loans in HAMP(1)

For the Year
Ended
December 31,
2009
(Dollars in millions)

Impairments(2)	$15,777
Fair value losses on credit-impaired loans acquired from MBS trusts(3)	10,637

Total	$26,414

Loans entered into a trial modification under the program	333,300
Credit-impaired loans in trial modifications under the program acquired from MBS trusts	83,700

(1)	Includes amounts for loans that entered into a trial modification under the program but that have not yet received, or that have been determined to be ineligible for, a permanent modification under the program, including loans that entered into a trial modification prior to December 31, 2009, but were reported from servicers to us subsequent to that date. Some of these ineligible loans have since been modified outside of the program.

(2)	Impairments consist of (a) impairments recognized on loans accounted for as loans restructured in a troubled debt restructuring and (b) incurred credit losses on loans in MBS trusts that have entered into a trial modification and been individually assessed for incurred credit losses.

(3)	These fair value losses are recorded as charge-offs against the “Reserve for guaranty losses” and have the effect of increasing the provision for credit losses in our consolidated statement of operations.

When we begin to individually assess a loan for impairment, we exclude the loan from the population of loans on which we calculate our collective loss reserves. Amounts in the table above do not reflect the impact of removing these individually impaired loans from this population. The collective loss reserves are reduced by the fact that these loans are no longer included in the population for which the collective reserves are calculated.

Effective January 1, 2010, we adopted new accounting standards for transfers of financial assets and consolidation, which resulted in our recording on our consolidated balance sheet substantially all of the loans held in our MBS trusts. Under the new accounting standards, the acquisition of loans from our consolidated MBS trusts no longer triggers an accounting event because the loans underlying our MBS trusts are already recorded on our consolidated balance sheet. Consequently, effective January 1, 2010, our consolidated financial statements will no longer reflect the recognition of fair value losses on the acquisition of credit-impaired loans from MBS trusts. However, we will assess these loans for probable incurred credit losses as part of our determination of our allowance for loan losses and, to the extent necessary, recognize these losses in our consolidated statements of operations in our “Provision for credit losses.” We believe that the amount we initially recognize in our provision for credit losses for probable incurred credit losses on credit-impaired loans acquired from MBS trusts will be less than the fair value losses we would have recognized under the previously applicable accounting standard upon acquiring loans from our MBS trusts.

Servicer and Borrower Incentives

We also incurred $21 million in paid and accrued incentive fees for servicers and borrowers in connection with loans modified under HAMP during 2009, which we recorded as part of our “Other expenses.”

Overall Impact of the Making Home Affordable Program

Because of the unprecedented nature of the circumstances that led to the Making Home Affordable Program, we cannot quantify what the impact would have been on Fannie Mae if the Making Home Affordable Program had not been introduced. We do not know how many loans we would have modified under alternative programs, what the terms or costs of those modifications would have been, or how many foreclosures would have resulted nationwide, and at what pace, and the impact on housing prices if the program had not been put in place. As a result, the amounts we discuss above are not intended to measure how much the program is costing us in comparison to what it would cost us if we did not have the program at all.

BUSINESS SEGMENT RESULTS

We provide a more complete description of our business segments in “Business—Business Segments.” Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in “Note 15, Segment Reporting.” We summarize our segment results for the periods indicated in the tables below and provide a discussion of these results.

Table 17:  Business Segment Summary

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Net revenues:(1)
Single-Family	$8,784	$9,434	$7,062
Housing and Community Development	582	476	425
Capital Markets	13,128	7,526	3,718

Total	$22,494	$17,436	$11,205

Net income (loss):
Single-Family	$(63,798)	$(27,101)	$(858)
Housing and Community Development	(9,028)	(2,189)	157
Capital Markets	857	(29,417)	(1,349)

Total	$(71,969)	$(58,707)	$(2,050)

	As of December 31,
	2009	2008	2007
	(Dollars in millions)

Total assets:
Single-Family	$19,991	$24,115	$23,356
Housing and Community Development	5,698	10,994	15,094
Capital Markets	843,452	877,295	840,939

Total	$869,141	$912,404	$879,389

(1)	Includes net interest income, guaranty fee income, trust management income, and fee and other income.

Single-Family Business

Table 18 summarizes the financial results for our Single-Family business for the periods indicated.

Table 18:  Single-Family Business Results

	For the Year Ended December 31,			Variance
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income	$8,002	$8,390	$5,816	$(388)	$2,574
Trust management income	39	256	553	(217)	(297)
Other income(2)	741	716	629	25	87
Losses on certain guaranty contracts	—	—	(1,387)	—	1,387
Credit-related expenses(3)	(71,320)	(29,725)	(5,003)	(41,595)	(24,722)
Other expenses(4)	(2,635)	(1,950)	(1,928)	(685)	(22)

Loss before federal income taxes	(65,173)	(22,313)	(1,320)	(42,860)	(20,993)
Benefit (provision) for federal income taxes	1,375	(4,788)	462	6,163	(5,250)

Net loss attributable to Fannie Mae	$(63,798)	$(27,101)	$(858)	$(36,697)	$(26,243)

Other key performance data:
Average single-family guaranty book of business	$2,864,759	$2,715,606	$2,406,422	$149,153	$309,184

(1)	Certain prior period amounts have been reclassified to conform with the current period presentation.

(2)	Consists of net interest income, investment gains and losses, and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of administrative expenses and other expenses.

Key factors affecting the results of our Single-Family business for 2009 compared with 2008 included the following:

•	A decrease in guaranty fee income, due to a decrease in our average effective guaranty fee rate partially offset by growth in the average single-family guaranty book of business.

•	The decrease in our average effective guaranty fee rate was primarily attributable to lower amortization of deferred revenue in 2009 as the sharp decline in interest rates in 2008 generated an acceleration of deferred amounts. This decline was partially offset by a higher fair value adjustment on our buy-ups and certain guaranty assets recorded during 2009 due to increased market prices on interest only-strips.

•	Our average single-family guaranty book of business increased by 5.5% in 2009 over 2008. We experienced an increase in our average outstanding Fannie Mae MBS and other guarantees as our market share of new single-family mortgage-related securities issuances remained high and new MBS issuances outpaced liquidations. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, increased to 46.3% for 2009 from 45.4% for 2008.

•	The average charged guaranty fee on our new single-family business for 2009 was 23.8 basis points compared with 28.0 basis points in 2008. The average charged guaranty fee represents the average contractual fee rate for our single-family guaranty arrangements plus the recognition of any upfront cash payments ratably over an estimated average life. The decrease in the average charged fee was primarily the result of a reduction in our acquisition of loans with higher risk, higher fee categories such as higher LTV and lower FICO scores due to (1) changes in our underwriting and eligibility standards; (2) changes in the eligibility standards of the mortgage insurance companies; and (3) the increased presence of FHA in the higher-LTV market.

•	In October 2008, we canceled a planned 25 basis point increase in our adverse market delivery charge on new Single-Family business. If we had not cancelled the planned fee increase, we would have collected, based on our 2009 volumes, approximately $1.7 billion in additional adverse market delivery fees in 2009. These fees would have been deferred and amortized into income over the expected life of our guaranty. We estimate that approximately $200 million of the $1.7 billion would have been recognized into our 2009 consolidated statement of operations.

•	A substantial increase in credit-related expenses, reflecting a significantly higher incremental provision for credit losses as well as higher charge-offs.

•	The increase in credit-related expenses was due to worsening credit performance trends, including significant increases in delinquencies, defaults and loss severities, throughout our guaranty book of business, reflecting the adverse impact of the decline in home prices, the weak economy and high unemployment. Certain higher risk loan categories, loan vintages and loans within certain states that have had the greatest home price depreciation from their peaks continue to account for a disproportionate share of our credit losses, but we are also experiencing deterioration in the credit performance of loans with fewer risk layers. In addition, the increased level of troubled debt restructurings, particularly through workouts initiated as part of our foreclosure prevention efforts, increased the number of loans that were individually impaired, contributing to the increase in the provision for credit losses.

•	We also experienced a significant increase in fair value losses on credit-impaired loans acquired from MBS trusts for the purpose of modifying them during 2009, reflecting the increase in the number of delinquent loans acquired from MBS trusts, and the decrease in the estimated fair value of these loans compared with 2008.

•	Credit-related expenses in the Single-Family business represent the substantial majority of the company’s total credit-related expenses. We provide additional information on total credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses.”

•	The net tax benefit recognized in 2009 was attributable to our ability to carry back current year tax losses to previous tax years. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses recognized in 2009 that we were unable to carry back to previous tax years as there has been no change in the conclusion we reached in 2008 that it was more likely than not that we would not generate sufficient taxable income in the foreseeable future to realize all of the tax benefits generated from these losses. We recorded a non-cash charge in 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets.

Key factors affecting the results of our Single-Family business for 2008 compared with 2007 included the following:

•	Increased guaranty fee income, primarily attributable to an increase in the average effective guaranty fee rate, coupled with growth in the average single-family guaranty book of business.

•	The average effective single-family guaranty fee rate increased to 30.9 basis points in 2008, from 24.2 basis points in 2007. The growth in our average effective single-family guaranty fee rate during 2008 was primarily driven by the accelerated recognition of deferred amounts into income, as interest rates fell significantly during 2008, resulting in higher expected prepayment rates. Our average effective guaranty fee rate for 2008 also reflected the impact of guaranty fee pricing changes we implemented to address the current risks in the housing market and a shift in the composition of our new business to a greater proportion of higher-quality, lower risk and lower guaranty fee mortgages. The combined effect of these changes resulted in a reduction in the average charged guaranty fee on new single-family business to 28.0 basis points in 2008, from 28.6 basis points for 2007.

•	Our average single-family guaranty book of business increased by 13% in 2008 reflecting a significant increase in our market share. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, increased to 45.4% for 2008, from 33.9% for 2007.

•	A substantial increase in credit-related expenses, reflecting a significantly higher incremental provision for credit losses as well as higher charge-offs due to worsening credit performance trends, including significant increases in delinquencies, defaults and loss severities, particularly in certain higher risk loan categories and vintages and certain states. We also experienced an increase in fair value losses on credit-impaired loans in 2008.

•	A non-cash charge in 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during 2008. The allocation of this charge to our Single-Family business resulted in a provision for federal income taxes of $4.8 billion for 2008, compared with a tax benefit of $462 million for 2007.

HCD Business

Table 19 summarizes the financial results for our HCD business for the periods indicated.

Table 19:  HCD Business Results

	For the Year Ended December 31,			Variance
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income	$675	$633	$470	$42	$163
Other income(2)	100	186	359	(86)	(173)
Losses on partnership investments	(6,735)	(1,554)	(1,005)	(5,181)	(549)
Credit-related expenses(3)	(2,216)	(84)	(9)	(2,132)	(75)
Other expenses(4)	(594)	(880)	(1,188)	286	308

Loss before federal income taxes	(8,770)	(1,699)	(1,373)	(7,071)	(326)
Benefit (provision) for federal income taxes	(311)	(511)	1,509	200	(2,020)

Net income (loss)	(9,081)	(2,210)	136	(6,871)	(2,346)
Less: Net loss attributable to the noncontrolling interest	53	21	21	32	—

Net income (loss) attributable to Fannie Mae	$(9,028)	$(2,189)	$157	$(6,839)	$(2,346)

Other key performance data:
Average multifamily guaranty book of business	$179,315	$161,722	$131,375	$17,593	$30,347

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of trust management income and fee and other income.

(3)	Consists of the provision for credit losses and foreclosed property expense.

(4)	Consists of net interest expense, losses on certain guaranty contracts, administrative expenses and other expenses.

Key factors affecting the results of our HCD business for 2009 compared with 2008 included the following:

•	An increase in guaranty fee income, which was primarily attributable to growth in the average multifamily guaranty book of business. The increase in the average multifamily guaranty book of business reflected the investment and liquidity we have been providing to the multifamily mortgage market. Compared with 2008, during 2009 there was also an increase in the average charged guaranty fee rate, which was offset by lower guaranty-related amortization income.

•	We recorded $5.0 billion of other-than-temporary impairment on our LIHTC investments during the fourth quarter of 2009. We provide further discussion of losses from partnership investments, including details regarding other-than-temporary impairments of these assets, in “Consolidated Results of Operations—Losses from Partnership Investments.”

•	An increase in credit-related expenses largely reflecting the increase in our multifamily combined loss reserves to $2.0 billion, or 1.10% of our multifamily guaranty book of business, as of December 31, 2009 from $104 million, or 0.06% of our multifamily guaranty book of business as of December 31, 2008. The increase in the multifamily reserve was driven by several factors including higher severity, deterioration in some large loans, lower property values, and weaker financial results from borrowers, all of which are a reflection of the weak economy. Net charge-offs and foreclosed property expenses totaled $220 million in 2009 compared with $52 million in 2008.

•	The net tax provision recognized in 2009 was attributable to the reversal of the use of certain tax credits, net of our ability to carryback current tax losses. In addition, we recorded a valuation allowance for all of the tax benefits associated with the tax credits generated by our partnership investments in 2009. We recorded a non-cash charge in 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets.

Key factors affecting the results of our HCD business for 2008 compared with 2007 included the following:

•	Increased guaranty fee income, attributable to growth in the average multifamily guaranty book of business, an increase in the average effective multifamily guaranty fee rate and the accelerated amortization of our deferred guaranty obligation due to the decline in interest rates. The increases in our book of business and guaranty fee rate reflected the increased investment and liquidity that we provided to the multifamily mortgage market in 2008.

•	A decrease in other income, primarily attributable to lower multifamily fees due to a reduction in multifamily loan prepayments during 2008.

•	An increase in losses on partnership investments. We discuss details on losses from partnership investments in “Consolidated Results of Operations—Losses from Partnership Investments.”

•	A non-cash charge in 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during 2008. The allocation of this charge to our HCD business largely resulted in a provision for federal income taxes of $511 million for 2008. In comparison, we recorded a tax benefit of $1.5 billion for 2007, driven by tax credits of $1.0 billion.

Capital Markets Group

Table 20 summarizes the financial results for our Capital Markets group for the periods indicated.

Table 20:  Capital Markets Group Results

	For the Year Ended December 31,			Variance
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in millions)

Statement of operations data:(1)
Net interest income	$14,275	$8,664	$4,620	$5,611	$4,044
Investment gains (losses), net	1,460	(174)	11	1,634	(185)
Net other-than-temporary impairments	(9,861)	(6,974)	(814)	(2,887)	(6,160)
Fair value losses, net	(2,811)	(20,129)	(4,668)	17,318	(15,461)
Fee and other income, net	319	264	313	55	(49)
Other expenses(2)	(2,446)	(2,209)	(1,916)	(237)	(293)

Income (loss) before federal income taxes and extraordinary losses, net of tax effect	936	(20,558)	(2,454)	21,494	(18,104)
Benefit (provision) for federal income taxes	(79)	(8,450)	1,120	8,371	(9,570)
Extraordinary losses, net of tax effect	—	(409)	(15)	409	(394)

Net income (loss) attributable to Fannie Mae	$857	$(29,417)	$(1,349)	$30,274	$(28,068)

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of debt extinguishment losses, allocated guaranty fee expense, administrative expenses and other expenses.

Key factors affecting the results of our Capital Markets group for 2009 compared with 2008 included the following:

•	An increase in net interest income, primarily attributable to an expansion of our net interest yield driven by a reduction in the average cost of our debt that more than offset a decline in the average yield on our interest-earning assets.

•	The significant reduction in the average cost of our debt during 2009 compared with 2008 was primarily attributable to a decline in borrowing rates as we replaced higher cost debt with lower cost debt.

•	Our net interest income does not include the effect of the periodic net contractual interest accruals on our interest rate swaps totaling $3.4 billion in 2009, compared with $1.6 billion in 2008. These amounts are included in derivatives gains (losses) and reflected in our consolidated statements of operations as a component of “Fair value gains (losses), net.”

•	A substantial decrease in fair value losses. We discuss our fair value losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

•	The shift to investment gains in 2009 compared with investment losses in 2008 was primarily attributable to: (1) an increase in gains on portfolio securitizations as we increased our MBS issuance volumes and sales related to whole loan conduit activity; and (2) an increase in realized gains on sales of available-for-sale securities as tightening of investment spreads on agency MBS led to higher sale prices. These gains were partially offset by an increase in lower of cost or fair value adjustments on loans, primarily driven by a decline in the credit quality of these loans and an increase in interest rates.

•	An increase in net other-than-temporary impairment during 2009. We discuss net-other-than-temporary impairment in “Consolidated Results of Operations—Net Other-Than-Temporary Impairment.”

•	We recorded a non-cash charge in 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets.

Key factors affecting the results of our Capital Markets group for 2008 compared with 2007 included the following:

•	An increase in net interest income, primarily attributable to an expansion of our net interest yield driven by a reduction in the average cost of our debt that more than offset a decline in the average yield on our interest-earning assets. The decrease in the average cost of our debt was due to the decline in short-term interest rates during 2008 and a shift in our funding mix to more short-term debt. The reversal of accrued interest expense on step-rate debt that we paid off during 2008 also reduced the average cost of our debt. The increase in our net interest income does not reflect the impact of a significant increase in the net contractual interest expense on our interest rate swaps.

•	A substantial increase in fair value losses. We discuss details on our fair value losses in “Consolidated Results of Operations-Fair Value Gains (Losses), Net.”

•	An increase in net other-than-temporary impairment during 2008. We discuss details on net-other-than-temporary impairment in “Consolidated Results of Operations-Net Other-Than-Temporary Impairment.”

•	A non-cash charge in 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets. As a result of the partial deferred tax valuation allowance, we did not record tax benefits for the majority of the losses we incurred during 2008. The allocation of this charge to our Capital Markets group resulted in a provision for federal income taxes of $8.5 billion for 2008, compared with a tax benefit of $1.1 billion for 2007.

CONSOLIDATED BALANCE SHEET ANALYSIS

We seek to structure the composition of our balance sheet and manage its size to comply with our regulatory requirements, to provide adequate liquidity to meet our needs, and to mitigate our interest rate risk and credit risk exposure. The major asset components of our consolidated balance sheet include our mortgage investments and our cash and other investments portfolio. We fund and manage the interest rate risk on these investments through the issuance of debt securities and the use of derivatives. Our debt securities and derivatives represent the major liability components of our consolidated balance sheet.

Effective January 1, 2010, we adopted new accounting standards that significantly increased the loans and debt we will report on our consolidated balance sheet in 2010. We discuss the impact of the new accounting standards in “Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities.”

Following is a discussion of the major components of our assets and liabilities. See “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for the details of the change in our equity.

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage investment securities. Our cash and other investments portfolio totaled $69.4 billion as of December 31, 2009, compared with $93.0 billion as of December 31, 2008. See “Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Planning—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Mortgage Investments

Table 21 summarizes our mortgage portfolio activity and Table 22 shows the composition of our mortgage portfolio by product type and the carrying value for the periods indicated.

Table 21:  Mortgage Portfolio Activity(1)

	Purchases(2)		Sales		Liquidations(3)
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)

Mortgage loans:
Fixed-rate:
Long-term	$129,472	$72,956	$—	$—	$41,182	$22,913
Intermediate-term(4)	27,444	30,004	—	—	13,804	10,797

Total fixed-rate loans	156,916	102,960	—	—	54,986	33,710
Adjustable-rate loans	6,825	14,313	—	—	9,787	9,447

Total mortgage loans	163,741	117,273	—	—	64,773	43,157

Mortgage securities:
Fixed-rate:
Long-term	154,735	50,509	195,757	33,595	40,299	21,137
Intermediate-term(5)	5,595	11,970	22,167	6,734	7,000	4,716

Total fixed-rate securities	160,330	62,479	217,924	40,329	47,299	25,853
Adjustable-rate securities	1,232	14,794	825	2,711	13,794	17,091

Total mortgage securities	161,562	77,273	218,749	43,040	61,093	42,944

Total mortgage portfolio	$325,303	$194,546	$218,749	$43,040	$125,866	$86,101

Annual liquidation rate					16.3%	11.5%

(1)	Amounts represent unpaid principal balance and exclude unamortized premiums, discounts and other cost basis adjustments.

(2)	Excludes advances to lenders and mortgage-related securities acquired through the extinguishment of debt.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(5)	Consists of mortgage securities with maturities at issue date equal to or less than 15 years.

Table 22:  Mortgage Portfolio Composition(1)

	As of December 31,
	2009	2008
	(Dollars in millions)

Mortgage loans:(2)
Single-family:
Government insured or guaranteed(3)(4)	$52,399	$43,799
Conventional:
Long-term, fixed-rate	179,654	186,550
Intermediate-term, fixed-rate(5)	29,474	37,546
Adjustable-rate(6)	34,602	44,157

Total conventional single-family	243,730	268,253

Total single-family	296,129	312,052

Multifamily:
Government insured or guaranteed(3)	585	699
Conventional:
Long-term, fixed-rate	5,727	5,636
Intermediate-term, fixed-rate(5)	91,760	90,837
Adjustable-rate	22,342	20,269

Total conventional multifamily	119,829	116,742

Total multifamily	120,414	117,441

Total mortgage loans	416,543	429,493

Unamortized premiums and other cost basis adjustments, net	(11,168)	(894)
Lower of cost or market adjustments on loans held for sale	(889)	(264)
Allowance for loan losses for loans held for investment	(10,461)	(2,923)

Total mortgage loans, net	394,025	425,412

Mortgage-related securities:
Fannie Mae	220,245	228,949
Freddie Mac	41,390	33,383
Ginnie Mae	1,277	1,518
Alt-A	24,505	27,858
Subprime	20,527	24,551
CMBS	25,703	25,825
Mortgage revenue bonds	14,453	15,447
Other mortgage-related securities	4,609	5,172

Total mortgage-related securities	352,709	362,703

Market value adjustments(7)	(5,275)	(15,996)
Other-than-temporary impairments, net of accretion	(7,835)	(7,349)
Unamortized discounts and other cost basis adjustments, net(8)	1,186	296

Total mortgage-related securities, net	340,785	339,654

Mortgage portfolio, net(9)	$734,810	$765,066

(1)	Mortgage loans and mortgage-related securities are reported at unpaid principal balance. Certain prior period amounts have been reclassified to conform with the current period presentation.

(2)	Mortgage loans include unpaid principal balances totaling $147.0 billion and $65.8 billion as of December 31, 2009 and 2008, respectively, related to mortgage-related securities that were held in consolidated variable interest entities and mortgage-related securities created from securitization transactions that did not meet the sales accounting criteria which effectively resulted in mortgage-related securities being accounted for as loans.

(3)	Refers to mortgage loans that are guaranteed or insured by the U.S. government or its agencies, such as the VA, FHA or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

(4)	Includes reverse mortgages with an outstanding unpaid principal balance of $49.9 billion and $41.2 billion as of December 31, 2009 and 2008, respectively.

(5)	Intermediate-term, fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(6)	Includes reverse mortgages with an outstanding unpaid principal balance of $327 million and $353 million as of December 31, 2009 and 2008, respectively.

(7)	Includes unrealized gains and losses on mortgage-related securities and securities commitments classified as trading and available for sale.

(8)	Includes the impact of other-than-temporary impairments of cost basis adjustments.

(9)	Includes consolidated mortgage-related assets acquired through the assumption of debt. Also includes $3.0 billion and $720 million as of December 31, 2009 and 2008, respectively, of mortgage loans and mortgage-related securities that we have pledged as collateral and that counterparties have the right to sell or repledge.

Our mortgage portfolio as of December 31, 2009 declined compared with December 31, 2008, primarily because of higher sales and liquidations partially offset by higher purchases. Mortgage portfolio purchases and sales were significantly higher in 2009 compared with 2008, primarily due to: increased mortgage originations; increased volume of loan deliveries to us; increased securitizations from our portfolio; and increased dollar roll activity. The increase in mortgage liquidations during 2009 reflects an increase in the volume of refinancings, as mortgage interest rates were at historically low levels throughout most of 2009.

Our recent mortgage portfolio activities have been focused on providing liquidity to the market through dollar roll transactions and whole loan conduit activities. Our portfolio purchase and sales activity includes the settlement of dollar roll transactions that are accounted for as purchases and sales but does not include activity related to dollar roll transactions that are accounted for as secured financings. These transactions often settle in different periods, which may cause period-to-period fluctuations in our mortgage portfolio balance. Whole loan conduit activities involve our purchase of loans principally for the purpose of securitizing them. We may, however, from time to time purchase loans and hold them for an extended period prior to securitization.

On February 10, 2010, we announced that we intend to significantly increase our purchases of delinquent loans from single-family MBS trusts. Under our single-family MBS trust documents, we have the option to purchase from our MBS trusts loans that are delinquent as to four or more consecutive monthly payments. We will begin purchasing these loans in March 2010. We expect to purchase a significant portion of the current delinquent population within a few months period subject to market, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of December 31, 2009, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent four or more months was approximately $127 billion.

We are restricted in the amount of mortgage assets that we may own. The maximum allowable amount was $900 billion on December 31, 2009. Beginning on December 31, 2010 and each year thereafter, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. Accordingly, the maximum allowable amount of mortgage assets we may own on December 31, 2010 is $810 billion. The definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts, and the impact of consolidation of variable interest entities, which are reflected in the amounts reported for “Mortgage portfolio, net” in Table 22. Under this definition, our mortgage assets on December 31, 2009 were $773 billion. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release. We also are required to limit the amount of indebtedness that we can incur to 120% of the amount of mortgage assets we are allowed to own. Under this definition, our indebtedness as of December 31, 2009 was $786 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our Web site and announced in a press release. Under the terms of the senior preferred stock purchase agreement, “mortgage assets” and “indebtedness” are calculated without giving effect to changes made after May 2009 to the accounting rules governing the transfer and servicing of financial assets and the extinguishment of liabilities or similar accounting standards. Accordingly, our adoption of new accounting policies regarding consolidation and transfers of financial assets will not affect these calculations.

Mortgage-Related Securities

Our mortgage investment securities are classified in our consolidated balance sheets as either trading or available for sale and reported at fair value. Gains and losses on trading securities are recognized in earnings, while unrealized gains and losses on available-for-sale securities are recorded in stockholder’s equity as a component of AOCI. Table 23 details the amortized cost, fair value, maturity and average yield of our investment securities classified as available-for-sale as of December 31, 2009.

Table 23:  Amortized Cost, Fair Value, Maturity and Average Yield of Investments in Available-for-Sale Securities

	As of December 31, 2009
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$148,074	$154,419	$20	$21	$681	$718	$21,743	$22,719	$125,630	$130,961
Freddie Mac	26,281	27,469	25	25	62	64	1,738	1,822	24,456	25,558
Ginnie Mae	1,253	1,353	—	—	—	—	5	5	1,248	1,348
Alt-A	17,836	14,150	—	—	—	—	351	332	17,485	13,818
Subprime	13,232	10,746	—	—	—	—	—	—	13,232	10,746
CMBS	15,797	13,193	—	—	375	366	15,057	12,584	365	243
Mortgage revenue bonds	13,679	12,846	29	29	377	388	822	823	12,451	11,606
Other mortgage-related securities	4,225	3,552	—	—	—	—	—	21	4,225	3,531

Total	$240,377	$237,728	$74	$75	$1,495	$1,536	$39,716	$38,306	$199,092	$197,811

Yield(1)	5.67%		12.13%		5.29%		5.37%		5.73%

(1)	Yields are determined by dividing interest income (including the amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances of year-end.

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage securities that we have resecuritized to include our guaranty (“wraps”). We generally focused our purchases of these securities on the highest-rated tranches available at the time of acquisition. Higher-rated tranches typically are supported by credit enhancements to reduce the exposure to losses. The credit enhancements on our private-label security investments generally are in the form of initial subordination provided by lower level tranches of these securities. In addition, monoline financial guarantors have provided secondary guarantees on some of our holdings that are based on specific performance triggers. Based on the stressed financial condition of our financial guarantor counterparties, we believe that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 24 summarizes, by the underlying loan type, the unpaid principal balance and the average credit enhancement on our private-label mortgage-related securities (excluding wraps), CMBS, and mortgage revenue bonds as of December 31, 2009. The average credit enhancement generally reflects the level of cumulative losses that must be incurred before we experience a loss of principal on the tranche of securities that we own. Table 24 also provides information on the credit ratings of our private-label securities as of February 24, 2010. The credit rating reflects the lowest rating reported by Standard & Poor’s (“Standard & Poor’s”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings Ltd. (“Fitch”) or DBRS Limited, each of which is a nationally recognized statistical rating organization.

Table 24:	Investments in Private-Label Mortgage-Related Securities (Excluding Wraps), CMBS, and Mortgage Revenue Bonds

	As of December 31, 2009		As of February 24, 2010
	Unpaid	Average			% Below
	Principal	Credit		% AA	Investment	Current %
	Balance	Enhancement(1)	% AAA(2)	to BBB-(2)	Grade(2)	Watchlist(3)
	(Dollars in millions)

Private-label mortgage-related securities backed by:
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans	$6,099	49%	—%	20%	80%	40%
Other Alt-A mortgage loans	18,406	12	17	25	58	16

Total Alt-A mortgage loans	24,505
Subprime mortgage loans(4)	20,527	31	11	7	82	30

Total Alt-A and subprime mortgage loans	45,032
Manufactured housing mortgage loans	2,485	35	2	19	79	—
Other mortgage loans	2,124	6	54	25	21	—

Total private-label mortgage-related securities	49,641
CMBS	25,703	30	34	66	—	—
Mortgage revenue bonds	14,453	37	33	57	10	2

Total	$89,797

(1)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own. Bonds that are guaranteed by third parties are deemed to be 100%.

(2)	Represents the lowest rating of the four credit rating agencies as of February 24, 2010, calculated based on unpaid principal balance as of December 31, 2009. Investment securities that have a credit rating below BBB- or its equivalent or that have not been rated are classified as below investment grade.

(3)	Reflects percentage of investment securities, calculated based on unpaid principal balance as of December 31, 2009, that are under review for further downgrade by the four rating agencies.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps totaled $5.9 billion as of December 31, 2009.

We are working to enforce investor rights on private-label securities holdings, and are engaged in efforts to potentially mitigate losses on our own private-label securities holdings. FHFA has directed us to work with Freddie Mac to enforce investor rights in private-label securities holdings in which we both have interests. Enforcement of investor rights in private-label securities faces many obstacles, including the fact that we frequently do not have any direct right of enforcement and must act through the independent trustees.

Moreover, we and the other entities involved often have competing financial interests. As a result, the effectiveness of our efforts is difficult to determine and also may not be known for some time.

Investments in Alt-A and Subprime Private-Label Mortgage-Related Securities

The current market pricing of Alt-A and subprime securities has been adversely affected by the increasing level of defaults on the mortgages underlying these securities and uncertainty as to the extent of further deterioration in the housing market. In addition, market participants are requiring a significant risk premium, which can be measured as a significant increase in the required yield on the investment, for taking on the increased uncertainty related to cash flows. Further, there continues to be less liquidity for these securities than was available prior to the onset of the housing and credit liquidity crises, which has also contributed to lower prices. Although our portfolio of Alt-A and subprime private-label mortgage-related securities primarily consists of senior level tranches, we have recorded significant fair value losses on these securities.

Table 25 presents the fair value of our investments in Alt-A and subprime private-label securities, excluding wraps, and an analysis of the cumulative losses on these investments as of December 31, 2009. The total cumulative losses presented for our Alt-A and subprime private-label securities classified as trading represent the cumulative fair value losses recognized in our consolidated statements of operations, while the total cumulative losses presented for our Alt-A and subprime private-label securities classified as available-for-sale represent the total other-than-temporary impairment related to these securities. As discussed in “Critical Accounting Policies and Estimates—Other-Than-Temporary Impairment of Investment Securities,” we adopted new accounting rules for other-than-temporary impairment effective April 1, 2009, which changed our method for assessing, measuring and recognizing other-than-temporary impairment. As a result of this change, we no longer record in earnings the noncredit component of other-than-temporary impairment on our available-for-sale securities that we do not intend to sell and will not be required to sell prior to recovery of the amortized cost basis. Instead, we record this amount in AOCI. Table 25 displays the estimated noncredit and credit-related components of the fair value losses on our trading securities and our available-for-sale securities.

Table 25:	Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities (Excluding Wraps)(1)

	As of December 31, 2009
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Net
	Balance	Value	Losses(2)	Component(3)	Losses(4)
	(Dollars in millions)

Trading securities:
Alt-A private-label securities	$3,303	$1,355	$(1,938)	$(791)	$(1,147)
Subprime private-label securities	3,007	1,780	(1,227)	(371)	(856)

Total Alt-A and subprime private-label securities classified as trading	$6,310	$3,135	$(3,165)	$(1,162)	$(2,003)

Available-for-sale securities:
Alt-A private-label securities	21,202	14,150	(7,143)	(3,686)	(3,457)
Subprime private-label securities	17,520	10,746	(6,989)	(2,486)	(4,503)

Total Alt-A and subprime private-label securities classified as available for sale	$38,722	$24,896	$(14,132)	$(6,172)	$(7,960)

(1)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps totaled $5.9 billion as of December 31, 2009.

(2)	Amounts reflect the difference between the amortized cost basis (unpaid principal balance net of unamortized premiums, discounts and cost basis adjustments), excluding other-than-temporary impairment losses recorded in earnings, and the fair value.

(3)	Represents the estimated portion of the total cumulative losses that is noncredit related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(4)	For securities classified as trading, net loss amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available for sale, net loss amounts reflect the portion of other-than-temporary impairment losses that is recognized in earnings in accordance with the new other-than-temporary impairment accounting guidance that we adopted on April 1, 2009.

The current economic environment, including lower home prices and high unemployment, has had an adverse effect on the performance of the loans underlying our Alt-A and subprime private-label securities. These securities reflect increasing delinquencies, a sharp rise in expected defaults and loss severities, and slower voluntary prepayment rates, particularly for the 2006 and 2007 loan vintages, which were originated in an environment of significant increases in home prices and relaxed underwriting criteria and eligibility standards. Table 26 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and First American CoreLogic, Inc. LoanPerformance (“First American CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of December 31, 2009.

Table 26:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of December 31, 2009
	Unpaid Principal Balance						Monoline
		Available			Average	Average	Financial
		for		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(5)	Amount(6)
	(Dollars in Millions)

Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$582	$—	38.5%	41.2%	21.7%	$—
2005	—	1,527	—	41.3	52.9	45.6	297
2006	—	1,632	—	47.1	60.6	43.7	271
2007	2,358	—	—	44.1	62.0	62.1	858
Other Alt-A mortgage loans:
2004 and prior	—	7,671	—	8.7	49.8	12.2	18
2005	—	4,659	165	22.6	49.4	10.3	—
2006	74	4,986	—	31.7	54.9	6.9	—
2007	871	—	241	47.7	61.9	34.7	360
2008(8)	—	145	—				—

Total Alt-A mortgage loans:	3,303	21,202	406				1,804

Subprime mortgage loans:
2004 and prior(9)	—	2,595	640	24.2	66.6	57.5	623
2005(8)	—	269	1,842	46.0	73.1	58.4	235
2006	—	13,939	—	54.0	70.9	23.8	52
2007	3,007	717	6,422	51.8	69.7	26.4	193

Total subprime mortgage loans:	3,007	17,520	8,904				1,103

Total Alt-A and subprime mortgage loans:	$6,310	$38,722	$9,310				$2,907

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guaranty. The unpaid principal balance of these Fannie Mae guaranteed securities held by third parties is included in outstanding and unconsolidated Fannie Mae MBS held by third parties. We include incurred credit losses related to these wraps in our reserve for guaranty losses.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label securities that we own or guarantee. The reported Intex delinquency data reflects information from December 2009 remittances for November 2009 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and real estate owned in the delinquency rates.

(3)	The average delinquency and severity metrics are calculated at loan level for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from First American CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The First American CoreLogic severity data reflects information from December 2009 remittances for November 2009 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

(5)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own or guarantee. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancement in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own or guarantee.

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $145 million for the 2008 vintage of other Alt-A loans and $43 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that was consolidated on our balance sheet which effectively resulted in the underlying structure of the transaction being accounted for and reported as available-for-sale securities. Although the wrap transaction is supported by financial guarantees that cover all of our credit risk, we have not included the amount of these financial guarantees in this table.

Debt Instruments

We issue debt instruments as the primary means to fund our mortgage investments and manage interest rate risk exposure. Our total outstanding debt, which consists of federal funds purchased and securities sold under agreements to repurchase, short-term debt and long-term debt, decreased to $774.6 billion as of December 31, 2009, from $870.5 billion as of December 31, 2008. We provide a summary of our debt activity for 2009, 2008 and 2007 and a comparison of the mix between our outstanding short-term and long-term debt as of December 31, 2009 and 2008 in “Liquidity and Capital Management—Liquidity Management—Debt Funding—Debt Funding Activity.” Also see “Note 9, Short-term Borrowings and Long-term Debt” for additional detail on our outstanding debt.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We aggregate, by derivative counterparty, the net fair value gain or loss, less any cash collateral paid or received, and report these amounts in our consolidated balance sheets as either assets or liabilities. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amount as of December 31, 2009 and 2008 in “Note 10, Derivative Instruments and Hedging Activities.”

We refer to the difference between the derivative assets and derivative liabilities recorded on our consolidated balance sheets as our net derivative asset or liability. Table 27 provides an analysis of the factors driving the change in the estimated fair value of our net derivative liability, excluding mortgage commitments, recorded in our consolidated balance sheets between December 31, 2008 and 2009.

Table 27:	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net(1)

2009
(Dollars in millions)

Net derivative liability as of December 31, 2008(2)	$(1,761)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(3)	1,955
Fair value at date of termination of contracts settled during the period(4)	7,407
Net collateral posted	(6,886)
Periodic net cash contractual interest payments(5)	3,641

Total cash payments	6,117

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(3,359)
Net change in fair value during the period	(1,337)

Derivatives fair value losses, net(6)	(4,696)

Net derivative liability as of December 31, 2009(2)	$(340)

(1)	Excludes mortgage commitments.

(2)	Reflects the net amount of “Derivative liabilities at fair value” recorded in our consolidated balance sheets, excluding mortgage commitments.

(3)	Cash payments made to purchase derivative option contracts (purchased options premiums) increase the derivative asset recorded in the consolidated balance sheets. Primarily includes upfront premiums paid on option contracts. Also includes upfront cash paid on other derivative contracts.

(4)	Cash payments made to terminate and/or sell derivative contracts reduce the derivative liability recorded in the consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(5)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value gains (losses), net in the consolidated statements of operations. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability.

(6)	Reflects net derivatives fair value losses, excluding mortgage commitments, recognized in the consolidated statements of operations.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 10, Derivative Instruments and Hedging Activities.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis a supplemental non-GAAP fair value balance sheet, which reflects our assets and liabilities at estimated fair value. “Table 29, Supplemental Non-GAAP Consolidated Fair Value Balance Sheets,” which we provide at the end of this section, presents our non-GAAP fair value balance sheets as of December 31, 2009 and 2008, and the non-GAAP estimated fair value of our net assets.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies. It is not intended as a substitute for Fannie Mae’s stockholders’ deficit or for the total deficit reported in our GAAP consolidated financial statements, which represents the net worth measure that is used to determine whether it is necessary to request additional funds from Treasury under the senior preferred stock purchase agreement. Instead, the fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities. The estimated fair value of our net assets, which is derived from our non-GAAP fair value balance sheets, is calculated based on the difference between the fair value of our assets and the fair value of our liabilities adjusted for non-controlling interests. The ultimate amount of realized credit losses and realized values we receive from holding our assets and liabilities, however, is likely to differ materially from the current estimated fair values, which reflect significant liquidity and risk premiums.

Table 28 below summarizes changes in our stockholders’ deficit reported in our GAAP consolidated balance sheets and in the fair value of our net assets on our non-GAAP fair value balance sheets as of December 31, 2009.

Table 28:	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

2009
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of January 1(1)	$(15,314)
Cumulative effect from the adoption of the FASB guidance on other-than-temporary impairments, net of tax	2,964
Net loss attributable to Fannie Mae	(71,969)
Changes in net unrealized losses on available-for-sale securities, net of tax	4,936
Reclassification adjustment for other-than-temporary impairments recognized in net loss, net of tax	6,420
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	59,900
Senior preferred stock dividends	(2,470)
Other capital transactions	20

Capital transactions, net	57,450
Other	141

Fannie Mae stockholders’ deficit as of December 31(1)	$(15,372)

Non-GAAP fair value balance sheets:
Estimated fair value of net assets as of January 1(3)	$(105,150)
Capital transactions, net	57,450
Change in estimated fair value of net assets, excluding effect of capital transactions	(51,092)

Increase in estimated fair value of net assets, net	6,358

Estimated fair value of net assets as of December 31(3)	$(98,792)

(1)	Our net worth, as defined under the Treasury senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our consolidated balance sheets. Our net worth, or total deficit, is comprised of “Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our consolidated balance sheets.

(2)	Represents capital transactions, which are reflected in the consolidated statements of changes in equity.

(3)	Represents estimated fair value of net assets (net of tax effect) presented in “Table 29: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets.”

The fair value of our net assets, including capital transactions, increased by $6.4 billion during 2009, which resulted in a fair value net asset deficit of $98.8 billion as of December 31, 2009. Included in this increase was $59.9 billion of capital received from Treasury under the senior preferred stock purchase agreement. The fair value of our net assets, excluding capital transactions, decreased by $51.1 billion during 2009. This decrease reflected the adverse impact on our net guaranty assets from the continued weakness in the housing market and increases in unemployment resulting from the weak economy, which contributed to a significant increase in the fair value of our guaranty obligations. We experienced a favorable impact on the fair value of our net assets attributable to an increase in the fair value of our net portfolio primarily due to changes in the spread between mortgage assets and associated debt and derivatives.

Below we provide additional information that we believe may be useful in understanding our fair value balance sheets, including: (1) an explanation of how fair value is defined and measured; (2) the primary factors driving the decline in the fair value of net assets, excluding capital transactions, during 2009; and (3) the limitations of our non-GAAP fair value balance sheet and related measures.

Fair Value Measurement

As discussed more fully in “Critical Accounting Policies and Estimates—Fair Value Measurement,” we use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 19, Fair Value.”

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value is intended to convey the current value of an asset or liability as of the measurement date, not the potential value of the asset or liability that may be realized from future cash flows associated with the asset or liability. Fair value generally incorporates the market’s current view of the future, which is reflected in the current price of the asset or liability. Future market conditions, however, may be more adverse than what the market has currently estimated and priced into these fair value measures. Moreover, the fair value balance sheet reflects only the value of the assets and liabilities of the enterprise as of a point in time (the balance sheet date) and does not reflect the value of new assets or liabilities the company may generate in the future. To the extent we intend to hold our mortgage investments until maturity, the amounts we ultimately realize from the maturity, settlement or disposition of these assets may vary significantly from the estimated fair value of these assets as of December 31, 2009.

Our GAAP consolidated balance sheets include a combination of amortized historical cost, fair value and the lower of cost or fair value as the basis for accounting and for reporting our assets and liabilities. The principal items that we carry at fair value in our GAAP consolidated balance sheets include our trading and available-for-sale securities and derivative instruments. The substantial majority of our mortgage loans and liabilities, however, are carried at historical cost. Another significant difference between our GAAP consolidated balance sheets and our non-GAAP fair value balance sheets is the manner in which credit losses are reflected. A summary of the key measurement differences follows:

•	Credit Losses under GAAP: In our GAAP consolidated financial statements, we may only recognize those credit losses that we believe have been actually incurred as of each balance sheet date. A loss is considered to have been incurred when the event triggering the loss, such as a borrower’s loss of employment or a decline in home prices, actually happens. Expected credit losses that may arise as a result of future anticipated changes in market conditions, such as further declines in home prices or increases in unemployment, can only be recognized in our consolidated financial statements if and when the anticipated loss triggering event occurs. For additional information, see “Critical Accounting Policies and Estimates—Allowance for Loan Losses and Reserve for Guaranty Losses,” “Note 1, Summary of Significant Accounting Policies” and “Consolidated Results of Operations—Credit-Related Expenses.”

•	Credit Losses in Fair Value Balance Sheet: The credit losses incorporated into the estimated fair values in our fair value balance sheet reflect future expected credit losses plus a current market-based risk premium, or profit amount. The fair value of our guaranty obligations as of each balance sheet date is greater than our estimate of future expected credit losses in our existing guaranty book of business as of that date because the fair value of our guaranty obligations includes an estimated market risk premium. We provide additional information on the components of our guaranty obligations and how we estimate the fair value of these obligations in “Critical Accounting Policies and Estimates—Fair Value Measurement—Fair Value of Guaranty Obligations.”

These differences in measurement methods result in significant differences between our GAAP balance sheets and our non-GAAP fair value balance sheets.

Primary Factors Driving Changes in Non-GAAP Fair Value of Net Assets

Changes in the fair value of our assets and liabilities are primarily attributable to our investment activities and credit guaranty business activities. Some fair value changes of our assets and liabilities may be related to both of these activities. Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time. We expect periodic fluctuations in the fair value of our net assets due to our business activities, as well as changes in market conditions, such as home prices, unemployment rates, interest rates, spreads, and implied volatility. The decline in home prices and increase in unemployment continued to have an adverse impact on the fair value of our net assets during 2009. The following attribution of the primary factors driving the decrease of $51.1 billion in the fair value of our net assets, excluding capital transactions, during 2009 reflects our current estimate of the items presented (on a pre-tax basis).

•	A pre-tax decrease of approximately $60 billion in the fair value of our net guaranty assets, driven by a substantial increase in the estimated fair value of our guaranty obligations, largely attributable to an increase in expected credit losses as a result of continued weakness in the housing market and general economy. In addition, but to a smaller degree, the fair value of our net guaranty assets was affected by a change we made in the first quarter of 2009 in how we estimate the fair value of certain of our guaranty obligations, which is more fully described in “Critical Accounting Policies and Estimates.”

•	In connection with our MBS guarantees, we acquired loans from MBS trusts at par plus accrued interest, which substantially exceeded fair value. These purchases reduced the fair value of our net assets by approximately $20 billion. As these loans are acquired and reflected at fair value on the Fair Value Balance Sheet, any guaranty obligations previously associated with these loans are reversed. Hence, as loans are acquired from Trust, the fair value of our guaranty obligations declines.

•	A pre-tax increase of approximately $18 billion in the fair value of the net portfolio attributable to the positive impact of changes in the spread between mortgage assets and associated debt and derivatives. We provide additional information on the composition and estimated fair value of our mortgage investments in “Consolidated Balance Sheet Analysis—Mortgage Investments.”

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

Supplemental Non-GAAP Fair Value Balance Sheet Report

We present our non-GAAP fair value balance sheet report in Table 29 below.

Table 29:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of December 31, 2009				As of December 31, 2008
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$9,882	$—	$9,882	(2)	$18,462	$—	$18,462	(2)
Federal funds sold and securities purchased
under agreements to resell	53,684	(28)	53,656	(2)	57,418	2	57,420	(2)
Trading securities	111,939	—	111,939	(2)	90,806	—	90,806	(2)
Available-for-sale securities	237,728	—	237,728	(2)	266,488	—	266,488	(2)
Mortgage loans:
Mortgage loans held for sale	18,462	655	19,117	(3)	13,270	351	13,621	(3)
Mortgage loans held for investment, net of allowance for loan losses	375,563	20,166	395,729	(3)	412,142	3,069	415,211	(3)
Guaranty assets of mortgage loans held in portfolio	—	2,936	2,936	(3)(4)	—	2,255	2,255	(3)(4)
Guaranty obligations of mortgage loans held in portfolio	—	(28,322)	(28,322	)(3)(4)	—	(11,396)	(11,396	)(3)(4)

Total mortgage loans	394,025	(4,565)	389,460	(2)(3)	425,412	(5,721)	419,691	(2)(3)
Advances to lenders	5,449	(305)	5,144	(2)	5,766	(354)	5,412	(2)
Derivative assets at fair value	1,474	—	1,474	(2)	869	—	869	(2)
Guaranty assets and buy-ups, net	9,520	5,104	14,624	(2)(4)	7,688	1,336	9,024	(2)(4)

Total financial assets	823,701	206	823,907	(2)	872,909	(4,737)	868,172	(2)
Master servicing assets and credit enhancements	651	5,917	6,568	(4)(5)	1,232	7,035	8,267	(4)(5)
Other assets	44,789	(163)	44,626	(5)(6)	38,263	(2)	38,261	(5)(6)

Total assets	$869,141	$5,960	$875,101		$912,404	$2,296	$914,700

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$—	(2)	$77	$—	$77	(2)
Short-term debt	200,437 (7)	56	200,493	(2)	330,991 (7)	1,299	332,290	(2)
Long-term debt	574,117 (7)	19,616	593,733	(2)	539,402 (7)	34,879	574,281	(2)
Derivative liabilities at fair value	1,029	—	1,029	(2)	2,715	—	2,715	(2)
Guaranty obligations	13,996	124,586	138,582	(2)	12,147	78,728	90,875	(2)

Total financial liabilities	789,579	144,258	933,837	(2)	885,332	114,906	1,000,238	(2)
Other liabilities	94,843	(54,878)	39,965	(8)	42,229	(22,774)	19,455	(8)

Total liabilities	884,422	89,380	973,802		927,561	92,132	1,019,693
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(9)	60,900	—	60,900		1,000	—	1,000
Preferred	20,348	(19,629)	719		21,222	(20,674)	548
Common	(96,620)	(63,791)	(160,411)		(37,536)	(69,162)	(106,698)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(15,372)	$(83,420)	$(98,792)		$(15,314)	$(89,836)	$(105,150)
Noncontrolling interests	91	—	91		157	—	157

Total deficit	(15,281)	(83,420)	(98,701)		(15,157)	(89,836)	(104,993)

Total liabilities and stockholders’ equity	$869,141	$5,960	$875,101		$912,404	$2,296	$914,700

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	We determined the estimated fair value of these financial instruments in accordance with the FASB fair value guidance as described in “Note 19, Fair Value.”

(3)	For business segment reporting purposes, we allocate intra-company guaranty fee income to our Single-Family and HCD businesses for managing the credit risk on mortgage loans held in portfolio by our Capital Markets group and charge a corresponding fee to our Capital Markets group. In computing this intra-company allocation, we disaggregate the total mortgage loans reported in our GAAP consolidated balance sheets, which consists of “Mortgage loans held for sale” and “Mortgage loans held for investment, net of allowance for loan losses” into components that separately reflect the value associated with credit risk, which is managed by our guaranty businesses, and the interest rate risk, which is managed by our Capital Markets group. We report the estimated fair value of the credit risk components separately in our supplemental non-GAAP consolidated fair value balance sheets as “Guaranty assets of mortgage loans held in portfolio” and “Guaranty obligations of mortgage loans held in portfolio.” We report the estimated fair value of the interest rate risk components in our supplemental non-GAAP consolidated fair value balance sheets as “Mortgage loans held for sale” and “Mortgage loans held for investment, net of allowance for loan losses.” Taken together, these four components represent the estimated fair value of the total mortgage loans reported in our GAAP consolidated balance sheets. We believe this presentation provides transparency into the components of the fair value of the mortgage loans associated with the activities of our guaranty businesses and the components of the activities of our Capital Markets group, which is consistent with the way we manage risks and allocate revenues and expenses for segment reporting purposes. While the carrying values and estimated fair values of the individual line items may differ from the amounts presented in “Note 19, Fair Value” of the consolidated financial statements in this report, the combined amounts together equal the carrying value and estimated fair value amounts of total mortgage loans in Note 19.

(4)	In our GAAP consolidated balance sheets, we report the guaranty assets associated with our outstanding Fannie Mae MBS and other guarantees as a separate line item and include buy-ups, master servicing assets and credit enhancements associated with our guaranty assets in “Other assets.” On a GAAP basis, our guaranty assets totaled $8.4 billion and $7.0 billion as of December 31, 2009 and 2008, respectively. The associated buy-ups totaled $1.2 billion and $645 million as of December 31, 2009 and 2008, respectively. In our non-GAAP fair value balance sheets, we also disclose the estimated guaranty assets and obligations related to mortgage loans held in our portfolio. The aggregate estimated fair value of the guaranty obligation-related components totaled $4.2 billion and the guaranty asset-related components totaled $8.2 billion as of December 31, 2009 and 2008, respectively. These components represent the sum of the following line items in this table: (a) Guaranty assets of mortgage loans held in portfolio; (b) Guaranty obligations of mortgage loans held in portfolio, (c) Guaranty assets and buy-ups; and (d) Master servicing assets and credit enhancements. See “Critical Accounting Policies and Estimates—Fair Value Measurement—Fair Value of Guaranty Obligations.”

(5)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following six line items in our GAAP consolidated balance sheets: (a) Accrued interest receivable; (b) Acquired property, net; (c) Deferred tax assets, net; (d) Partnership investments; (e) Servicer and MBS trust receivable and (f) Other assets. The carrying value of these items in our GAAP consolidated balance sheets together totaled $46.6 billion and $40.1 billion as of December 31, 2009 and 2008, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $1.2 billion and $645 million as of December 31, 2009 and 2008, respectively, from “Other assets” reported in our GAAP consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in “Note 19, Fair Value.” We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies described in Note 19.

(6)	The GAAP carrying values of other assets generally approximates fair value, except for our LIHTC partnership investments as of December 31, 2008. Our LIHTC partnership investments, including restricted cash from consolidations, had a carrying value of $6.3 billion and an estimated fair value of $6.5 billion as of December 31, 2008. As discussed in “Consolidated Results of Operations—Losses from Partnership Investments,” we recognized other-than-temporary impairment losses to reduce the carrying value of our LIHTC partnership investments to zero. Our LIHTC partnership investments carrying value of zero is included in the estimated fair value in the Fair Value Balance Sheet as of December 31, 2009.

(7)	Includes debt instruments that we elected to report at fair value in our GAAP consolidated balance sheets. We did not elect to report any short-term debt instruments at fair value as of December 31, 2009. Includes long-term debt with a reported fair value of $3.3 billion as of December 31, 2009. Includes short-term and long-term debt instruments with a reported fair value of $4.5 billion and $21.6 billion, respectively, as of December 31, 2008.

(8)	The line item “Other liabilities” consists of the liabilities presented on the following five line items in our GAAP consolidated balance sheets: (a) Accrued interest payable; (b) Reserve for guaranty losses; (c) Partnership liabilities;

(d) Servicer and MBS trust payable; and (e) Other liabilities. The carrying value of these items in our GAAP consolidated balance sheets together totaled $94.8 billion and $42.2 billion as of December 31, 2009 and 2008, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item on our consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets.

(9)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

LIQUIDITY AND CAPITAL MANAGEMENT

Our business activities require that we maintain adequate liquidity to fund our operations. We have implemented a liquidity policy which is designed to mitigate our liquidity risk. During 2009, we experienced strong demand for our debt securities, and we believe our ready access to long-term debt funding has been primarily due to actions taken by the federal government to support us and the financial markets.

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

Primary Sources and Uses of Funds

Our primary source of funds is proceeds from the issuance of short-term and long-term debt securities. Accordingly, our liquidity depends largely on our ability to issue unsecured debt in the capital markets. Our status as a GSE and federal government support of our business continue to be essential to maintaining our access to the unsecured debt markets. Our senior unsecured debt obligations are rated AAA, or its equivalent, by the major rating agencies.

In addition to funding we obtain from the issuance of debt securities, our other sources of cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;

•	proceeds from the sale of mortgage loans, mortgage-related securities and non-mortgage assets;

•	funds from Treasury pursuant to the senior preferred stock purchase agreement;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	guaranty fees received on Fannie Mae MBS;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	payments received from mortgage insurance counterparties; and

•	net receipts on derivative instruments.

Our primary funding needs include:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans (including delinquent loans from MBS trusts), mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	dividend payments made to Treasury pursuant to the senior preferred stock purchase agreement;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses; and

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations.

An increased proportion of our cash funding during 2009, compared with 2008, came from (1) principal repayments on liquidations and sales of mortgage assets due to an increase in refinancing activity and (2) payments we received from Treasury under the senior preferred stock purchase agreement. In addition, in 2008 we began paying cash dividends to Treasury under the senior preferred stock purchase agreement, and have paid a total of $2.5 billion in dividends as of December 31, 2009. As we draw more funds pursuant to the senior preferred stock purchase agreement, we expect our cash dividend payments to Treasury will continue to increase in future periods if we continue to pay the dividend on a quarterly basis, rather than allowing the dividend to accrue at an increased rate of 12% and be added to the liquidation preference of the senior preferred stock.

On February 10, 2010, we announced that we intend to significantly increase our purchases of delinquent loans from single-family MBS trusts. Under our single-family MBS trust documents, we have the option to purchase from our MBS trusts loans that are delinquent as to four or more consecutive monthly payments. We will begin purchasing these loans in March 2010. As a result, we expect our funding needs to increase in 2010 because we expect to purchase a significant portion of the current delinquent population within a few months period subject to market, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of December 31, 2009, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent four or more months was approximately $127 billion.

Debt Funding

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing risk on our outstanding debt. Our roll-over risk increases when our outstanding short-term debt increases as a percentage of our total outstanding debt.

We have a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, corporations, state and local governments, and other municipal authorities. Since 2009, the Federal Reserve has been supporting the liquidity of our debt as an active and significant purchaser of our non-callable long-term debt in the secondary market. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors historically located in the United States, Europe and Asia.

Debt Funding Activity

Table 30 below summarizes our debt activity for the periods indicated.

Table 30:	Debt Activity

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Issued during the period:(1)
Short-term:(2)
Amount(3)	$1,381,640	$1,624,868	$1,543,387
Weighted-average interest rate	0.30%	2.11%	4.87%
Long-term:(4)
Amount(3)	$295,147	$248,168	$193,910
Weighted-average interest rate	2.52%	3.76%	5.45%
Total issued:
Amount(3)	$1,676,787	$1,873,036	$1,737,297
Weighted-average interest rate	0.70%	2.33%	4.93%
Paid off during the period:(1)(5)
Short-term: (2)
Amount(3)	$1,513,683	$1,529,368	$1,473,283
Weighted-average interest rate	0.53%	2.54%	4.96%
Long-term:(4)
Amount(3)	$260,578	$266,764	$233,393
Weighted-average interest rate	4.09%	4.89%	4.79%
Total paid off:
Amount(3)	$1,774,261	$1,796,132	$1,706,676
Weighted-average interest rate	1.05%	2.89%	4.94%

(1)	Excludes debt activity resulting from consolidations and intraday loans.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less. Includes federal funds purchased and securities sold under agreements to repurchase. Includes debt issued and repaid to Fannie Mae MBS trusts of $766.8 billion, $482.5 billion and $420.5 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)	Represents the face amount at issuance or redemption.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year.

(5)	Represents all payments on debt, including regularly scheduled principal payments, payments at maturity, payments as of the result of calls and payments for any other repurchases.

The strong demand for our debt securities in 2009 allowed us to issue a variety of non-callable and callable debt in a wide range of maturities, which helped to improve our liquidity profile. Our issuances of debt securities in 2009 saw demand from a broad group of domestic and international investors. Demand was particularly strong from U.S. institutional investors; however, the portion of our debt securities placed with international investors continued to remain significantly lower during 2009 than it had been during 2007 and the first half of 2008.

Our ability to issue long-term debt improved significantly in 2009, compared with the period from July through November 2008, when our access to the debt markets was severely limited. We believe that this improvement is primarily due to actions taken by the federal government to support us and the financial markets, including:

•	Treasury’s funding commitment to us under the senior preferred stock purchase agreement;

•	making the Treasury credit facility available to us through December 31, 2009;

•	the Federal Reserve’s active program to purchase approximately $175 billion of debt securities of Fannie Mae, Freddie Mac and the Federal Home Loan Banks, as well as $1.25 trillion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities;

•	Treasury’s agency MBS purchase program which ended December 31, 2009; and

•	the Federal Reserve and Treasury’s programs to support the liquidity of the financial markets overall, including several asset purchase programs and several asset financing programs.

The Treasury credit facility that we entered into in September 2008 terminated on December 31, 2009 in accordance with its terms. Fannie Mae did not request any funds or borrow any amounts under the Treasury credit facility. In September 2009, the Federal Reserve announced that it will gradually decrease its purchases under the agency debt and MBS purchase program (which was originally scheduled to expire on December 31, 2009), in order to promote a smooth transition in the markets and anticipates that these purchases will be completed by the end of the first quarter of 2010. In November 2009, the Federal Reserve announced that, under its agency debt purchase program, it would purchase approximately $175 billion in agency debt securities, somewhat less than the originally announced maximum of up to $200 billion. Treasury announced that its agency MBS purchase program would end on December 31, 2009. Despite the expiration of the Treasury credit facility and MBS purchase program and the scheduled expiration of the Federal Reserve purchase programs, as of the date of this filing, demand for our long-term debt securities continues to be strong.

The Obama Administration previously stated that it would provide recommendations or ideas on the future of Fannie Mae, Freddie Mac and the Federal Home Loan Bank system in early 2010. On February 10, 2010, the Obama Administration stated in its fiscal year 2011 budget that it was continuing to monitor the situation of the GSEs and would continue to provide updates on considerations for longer-term reform of Fannie Mae and Freddie Mac as appropriate. These updates may have a material impact on our ability to issue debt or refinance existing debt as it becomes due.

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could increase our roll-over risk and materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” for a discussion of the risks to our business related to our ability to obtain funds for our operations through the issuance of debt securities, the relative cost at which we are able to obtain these funds and our liquidity contingency plans.

Outstanding Debt

Table 31 provides information, as of December 31, 2009 and 2008, on our outstanding short-term and long-term debt, based on its original contractual terms. Our total outstanding debt, which consists of federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, decreased to $774.6 billion as of December 31, 2009, from $870.5 billion as of December 31, 2008.

As of December 31, 2009, our outstanding short-term debt, based on its original contractual maturity, decreased as a percentage of our total outstanding debt to 26% from 38% as of December 31, 2008. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt.” In addition, the weighted-average interest rate on our long-term debt (excluding debt from consolidations), based on its original contractual maturity, decreased to 3.71% as of December 31, 2009 from 4.66% as of December 31, 2008.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt if it would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap under the senior preferred stock purchase agreement is $1,080 billion. Beginning on December 31, 2010, and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. As of December 31, 2009, our aggregate indebtedness totaled $785.8 billion, which was $294.2 billion below our debt limit. Our calculation of our indebtedness for purposes of complying with our debt cap reflects par value. Our calculation excludes debt basis adjustments and debt recorded from consolidations. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 31:	Outstanding Short-Term Borrowings and Long-Term Debt(1)

	December 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$—	—%	—	$77	0.01%

Short-term debt:(2)
Fixed-rate short-term debt:
Discount notes	—	$199,987	0.27%	—	$322,932	1.75%
Foreign exchange discount notes	—	300	1.50	—	141	2.50
Other short-term debt	—	100	0.53	—	333	2.80

Total fixed-rate short-term debt		200,387	0.27		323,406	1.75
Floating-rate short-term debt(3)	—	50	0.02	—	7,585	1.66

Total short-term debt		$200,437	0.27%		$330,991	1.75%

Long-term debt:(4)
Senior fixed-rate long-term debt:
Benchmark notes and bonds	2010 - 2030	$279,945	4.10%	2009-2030	$251,063	4.92%
Medium-term notes	2010 - 2019	171,207	2.97	2009-2018	151,277	4.20
Foreign exchange notes and bonds	2010 - 2028	1,239	5.64	2009-2028	1,513	4.70
Other long-term debt(3)	2010 - 2039	62,783	5.80	2009-2038	73,061	5.95

Total senior fixed-rate debt		515,174	3.94		476,914	4.85
Senior floating-rate long-term debt:
Medium-term notes	2010 - 2014	41,911	0.26	2009-2017	45,737	2.21
Other long-term debt(3)	2020 - 2037	1,041	4.12	2020-2037	874	7.22

Total senior floating-rate debt		42,952	0.34		46,611	2.30
Subordinated fixed-rate long-term debt:(5)
Qualifying subordinated(6)	2011 - 2014	7,391	5.47	2011-2014	7,391	5.47
Subordinated debentures	2019	2,433	9.89	2019	2,225	9.90

Total subordinated fixed-rate long-term debt		9,824	6.57		9,616	6.50
Debt from consolidations	2010 - 2039	6,167	5.63	2009-2039	6,261	5.87

Total long-term debt		$574,117	3.73%		$539,402	4.67%

Outstanding callable debt(7)		$210,181	3.48%		$192,480	4.71%

(1)	Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts as of December 31, 2009 and 2008 include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidations, totaled $784.0 billion and $881.2 billion as December 31, 2009 and 2008, respectively.

(2)	Short-term debt consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $129 million and $1.6 billion as of December 31, 2009, and 2008, respectively.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Long-term debt consists of borrowings with an original contractual maturity of greater than one year. Included is the current portion of long-term debt that is due within one year, which totaled $107.3 billion and $86.5 billion as of December 31, 2009 and 2008, respectively. Reported amounts include a net discount and other cost basis adjustments of $15.6 billion and $15.5 billion as of December 31, 2009 and 2008, respectively. The unpaid principal balance of long-term debt, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt from consolidations, totaled $583.4 billion and $548.6 billion as December 31, 2009 and 2008, respectively.

(5)	The presentation of subordinated debt changed as of September 30, 2009. Prior period was revised to conform to the current period presentation.

(6)	Consists of subordinated debt with an interest deferral feature.

(7)	Consists of long-term callable debt that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Table 32 below presents additional information for each category of our short-term borrowings.

Table 32:	Outstanding Short-Term Borrowings(1)

	2009
	As of December 31		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$42	1.55%	$189

Fixed-rate short-term debt:
Discount notes	$199,987	0.27%	$253,884	0.92%	$325,239
Foreign exchange discount notes	300	1.50	222	1.41	300
Other fixed-rate short-term debt	100	0.53	199	1.30	334
Floating-rate short-term debt	50	0.02	2,744	1.20	3,136

Total short-term debt	$200,437	0.27%

	2008
	As of December 31		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$77	0.01%	$294	1.93%	$725

Fixed-rate short-term debt:
Discount notes	$322,932	1.75%	$257,845	2.51%	$326,374
Foreign exchange discount notes	141	2.50	276	3.73	363
Other fixed-rate short-term debt	333	2.80	714	2.83	1,886
Floating-rate short-term debt(4)	7,585	1.66	4,858	2.26	7,586

Total short-term debt	$330,991	1.75%

	2007
	As of December 31		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$869	3.48%	$932	5.09%	$3,840

Fixed-rate short-term debt:
Discount notes	$233,258	4.45%	$162,952	5.01%	$233,258
Foreign exchange discount notes	301	4.28	341	2.88	654
Other fixed-rate short-term debt	601	4.37	2,690	5.17	4,959
Debt from consolidations(4)	—	—	826	5.34	1,176

Total short-term debt	$234,160	4.45%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding during the year has been calculated using month-end balances.

(3)	Maximum outstanding represents the highest month-end outstanding balance during the year.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

Maturity Profile of Outstanding Debt

Table 33 presents the maturity profile, as of December 31, 2009, of our outstanding debt maturing within one year, by month, including amounts that we have announced we are calling for redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt from consolidations, to 41% as of December 31, 2009, compared with 49% as of December 31, 2008. The weighted-average maturity of our outstanding debt that is maturing within one year was 103 days as of December 31, 2009, compared with 81 days as of December 31, 2008.

Table 33:	Maturity Profile of Outstanding Debt Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $181 million as of December 31, 2009. Excludes debt from consolidations of $771 million as of December 31, 2009.

Table 34 presents the maturity profile, as of December 31, 2009, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced that we are calling for redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 72 months as of December 31, 2009, compared with approximately 79 months as of December 31, 2008.

Table 34:	Maturity Profile of Outstanding Debt Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $15.5 billion as of December 31, 2009. Excludes debt from consolidations of $5.4 billion as of December 31, 2009.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Contractual Obligations

Table 35 summarizes, by remaining maturity, our future cash obligations related to our long-term debt, announced calls, operating leases, purchase obligations and other material noncancelable contractual obligations as of December 31, 2009.

Table 35:	Contractual Obligations

	Payment Due by Period as of December 31, 2009
		Less than	1 to < 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Long-term debt obligations(1)	$567,950	$115,094	$196,174	$116,273	$140,409
Contractual interest on long-term debt obligations(2)	127,292	18,816	28,615	20,307	59,554
Operating lease obligations(3)	188	41	73	36	38
Purchase obligations:
Mortgage commitments(4)	31,902	31,870	32	—	—
Other purchase obligations(5)	849	306	490	52	1
Other long-term liabilities reflected in the consolidated balance sheet(6)	1,970	1,617	314	23	16

Total contractual obligations	$730,151	$167,744	$225,698	$136,691	$200,018

(1)	Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $6.2 billion in long-term debt from consolidations. Amounts include an unamortized net discount and other cost basis adjustments of $15.6 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes certain premises and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase mortgage loans and mortgage-related securities.

(5)	Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecom services, software and computer services, and other agreements. Excludes arrangements that may be cancelled without penalty. Amounts also include off-balance sheet commitments for the unutilized portion of lending agreements entered into with multifamily borrowers.

(6)	Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2009, see “Off-Balance Sheet Arrangements and Variable Interest Entities.” Includes future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding and cash received as collateral from derivative counterparties, which are included in our consolidated balance sheets under “Partnership liabilities” and “Other liabilities,” respectively. Amounts also include our obligation to fund partnerships that have been consolidated and tax liabilities for unrecognized tax benefits.

Equity Funding

As a result of the covenants under the senior preferred stock purchase agreement and Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. For a description of the covenants under the senior preferred stock purchase agreement, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants Under Treasury Agreements.”

We have received a total of $59.9 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2009. These funds allowed us to eliminate our net worth deficits as of the end of each of the four prior quarters. In February 2010, the Acting Director of FHFA submitted a request for $15.3 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2009, and requested receipt of those funds on or prior to March 31, 2010. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $76.2 billion. Due to current trends in the housing and financial markets, we continue to expect to have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. Treasury’s maximum funding commitment to us prior to the December 2009 amendment of the senior preferred stock purchase agreement was $200 billion. The amendment to the agreement stipulates that the cap on Treasury’s funding commitment to us under the senior preferred stock purchase agreement will increase as necessary to accommodate any net worth deficits for calendar quarters in 2010 through 2012. For any net worth deficits after December 31, 2012, Treasury’s remaining funding commitment will be $124.8 billion ($200 billion less $59.9 billion drawn to date and $15.3 billion requested based on our net worth deficit as of December 31, 2009) less any positive net worth as of December 31, 2012.

Liquidity Governance and Monitoring

Our liquidity position could be adversely affected by many causes, both internal and external to our business, including: actions taken by the conservator, the Federal Reserve, Treasury or other government agencies; legislation relating to our business; an unexpected systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; a downgrade of our credit ratings from the major ratings organizations; a significant further decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector due to a terrorist attack or other event; or elimination of our GSE status. See “Risk Factors” for a description of factors that could adversely affect our liquidity.

We conduct daily liquidity governance and monitoring activities to achieve the goals of our liquidity risk policy, including:

•	daily monitoring and reporting of our liquidity position to management and FHFA;

•	daily forecasting and statistical analysis of our daily cash needs over a 28-business-day period;

•	daily forecasting of our ability to meet our liquidity needs over a 90-day period without relying upon the issuance of long-term or short-term unsecured debt securities;

•	routine operational testing of our ability to rely upon identified sources of liquidity, such as mortgage repurchase agreements; and

•	periodic review and testing of our liquidity management controls by our internal audit department.

On a daily basis, we measure the number of business days for which we are able to meet all obligations (assuming no incremental debt issuances and no asset sales). In addition, we run daily 90-day liquidity simulations in which we consider all sources of cash inflows and all sources of cash outflows during the following 90 days to determine whether there are sufficient cash flows to cover our obligations. Beginning in 2010, at the request of FHFA, we will conduct twelve-month projections of our cash needs to assess our ability to meet our cash obligations over a one-year period. FHFA regularly reviews our compliance with our liquidity policy.

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

Liquidity Contingency Planning

We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations for 90 days without relying upon the issuance of unsecured debt. We believe that market conditions over the last two years, however, have had an adverse impact on our ability to effectively plan for a liquidity crisis and that we may be unable to find sufficient alternative sources of liquidity for a 90-day period.

In the event our access to the unsecured debt market becomes impaired, we would seek to access one or more of the following alternative sources of liquidity:

•	our cash and other investments portfolio; and

•	our unencumbered mortgage portfolio.

While our liquidity contingency planning attempts to address current market conditions, our status under conservatorship and Treasury arrangements, and the more fundamental changes in the longer-term credit market environment, we believe that effective liquidity contingency plans may be difficult or impossible to execute under current market conditions for a company of our size in our circumstances.

Cash and Other Investments Portfolio

A potential source of liquidity in the event our access to the unsecured debt market is restricted is the sale or maturation of assets in our cash and other investments portfolio. Table 36 below provides information on the composition of our cash and other investments portfolio for the periods indicated.

Table 36:	Cash and Other Investments Portfolio

	As of December 31,
	2009	2008	2007
	(Dollars in millions)

Cash and cash equivalents	$6,812	$17,933	$3,941
Federal funds sold and securities purchased under agreements to resell	53,684	57,418	49,041
Non-mortgage-related securities:
Asset-backed securities	8,515	10,598	15,511
Corporate debt securities	364	6,037	13,515
Other	3	1,005	9,089

Total	$69,378	$92,991	$91,097

We have maintained a significant amount of liquidity during 2009, as required by FHFA. Our cash and other investments portfolio decreased from 2008 levels due to the reduction in our short-term debt balances, which reduced the amount of cash we needed on hand as of December 31, 2009 to repay maturing short-term debt. As described in “Debt Funding Activity,” due to the improved demand and attractive pricing for our non-callable and callable long-term debt, we issued a significant amount of long-term debt and reduced the proportion of our short-term debt as a percentage of our total debt in 2009; and that trend has continued through the date of this filing.

We no longer purchase corporate debt securities or asset-backed securities with a maturity of greater than one year for liquidity purposes, because we determined that we could not rely on our ability to sell these securities when we needed liquidity. We make sales from our remaining inventory of these securities from time to time as market conditions permit or allow them to mature, depending on which we believe will deliver a better economic return. During 2009, the amount of these securities we held was reduced by $7.8 billion due to the sale or maturity of the securities. Approximately $8.9 billion of our cash and other investments portfolio as of December 31, 2009 consisted of these securities. There can be no assurance that we could liquidate these assets if and when we need access to liquidity. The remaining $60.5 billion of our cash and other investments portfolio as of December 31, 2009 consisted of cash and cash equivalents and short-term (less than three months to maturity), liquid investments such as federal funds, repurchase agreements, short-term bank deposits and bank certificates of deposit. In the fourth quarter of 2009, in an effort to enhance our liquidity position, FHFA directed us to diversify our cash and other investment portfolio to include U.S. Treasury Bills, which we began purchasing in January 2010.

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

During 2009, we made enhancements to our systems to facilitate the securitization of a significant portion of the single-family whole loans in our mortgage portfolio into Fannie Mae MBS. In 2009, we securitized approximately $94.6 billion of whole loans held for investment in our mortgage portfolio into Fannie Mae MBS. These mortgage-related securities could be used as collateral in repurchase agreements or other lending arrangements. Despite these enhancements to our systems, we do not have the capability to securitize all of the single-family whole loans in our unencumbered mortgage portfolio. See “Risk Management—Operational Risk Management” for a description of the limitations of, and risks associated with, our systems.

We believe that the amount of mortgage-related securities that we could successfully borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related securities we hold. Due to the large size of our portfolio of mortgage-related securities and current market conditions, it is unlikely that there would be sufficient market demand for large amounts of these securities over a prolonged period of time, particularly during a liquidity crisis, which could limit our ability to borrow against these securities. To the extent that we would be able to obtain funding by pledging mortgage-related securities as collateral, we anticipate that a “haircut” would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this “haircut” would result in proceeds significantly lower than the current market value of these assets and would thereby reduce the amount of financing we could obtain. In addition, our primary source of collateral is Fannie Mae MBS that we have issued. In the event of a liquidity crisis in which the future of our company is uncertain, counterparties may be unwilling to accept Fannie Mae MBS as collateral. As a result, we may not be able to borrow against these securities in sufficient amounts to meet our liquidity needs.

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

Our senior unsecured debt (both long-term and short-term), qualifying subordinated debt and preferred stock are rated and continuously monitored by Standard & Poor’s, Moody’s and Fitch. There have been no changes in our credit ratings from December 31, 2008 to February 20, 2010. Table 37 below presents the credit ratings issued by each of these rating agencies as of February 20, 2010.

Table 37:	Fannie Mae Credit Ratings

As of February 20, 2010
	Standard & Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable	Stable	Stable
	(for Long Term Senior Debt and Subordinated Debt)	(for all ratings)	(for AAA rated Long Term Issue Default Rating)

We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount, the market value of the exposure, or both. See “Note 10, Derivative Instruments and Hedging Activities” for additional information on collateral we are required to provide to our derivatives counterparties in the event of downgrades in our credit ratings.

Cash Flows

Year Ended December 31, 2009.  Cash and cash equivalents of $6.8 billion as of December 31, 2009 decreased by $11.1 billion from December 31, 2008. Net cash generated from investing activities totaled $117.7 billion, resulting primarily from proceeds received from the sale of available-for-sale securities. These net cash inflows were partially offset by net cash outflows used in operating activities of $85.9 billion, largely attributable to our purchases of loans held for sale due to a significant increase in whole loan conduit activity, and net cash outflows used in financing activities of $42.9 billion. The net cash used in financing activities was attributable to the redemption of a significant amount of short-term debt, which was partially offset by the issuance of long-term debt in excess of amounts redeemed and the funds received from Treasury under the senior preferred stock purchase agreement.

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

Capital Management

Regulatory Capital

FHFA has announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We continue to submit capital reports to FHFA during the conservatorship and FHFA continues to closely monitor our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting on our critical capital, risk-based capital or subordinated debt levels during the conservatorship.

Pursuant to its authority under the GSE Act, FHFA has announced that it will be revising our minimum capital and risk-based capital requirements.

Table 38 displays our core capital and our statutory minimum capital requirement as of December 31, 2009 and December 31, 2008. The amounts for December 31, 2009 are our estimates as submitted to FHFA.

Table 38:	Regulatory Capital Measures

	As of December 31,
	2009(1)	2008(1)
	(Dollars in millions)

Core capital(2)	$(74,540)	$(8,641)
Statutory minimum capital requirement(3)	33,057	33,552

Deficit of core capital over statutory minimum capital requirement	$(107,597)	$(42,193)

Deficit of core capital percentage over statutory minimum capital requirement	(325.5)%	(125.8)%

(1)	Amounts as of December 31, 2009 and 2008 represent estimates that have been submitted to FHFA. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital excludes (a) accumulated other comprehensive income (loss) and (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

The reduction in our core capital during 2009 was attributable to the net loss we incurred during the period. See “Consolidated Results of Operations” for factors that affected our results of operations in 2009. The senior preferred stock is not included in core capital due to its cumulative dividend provision. For additional information regarding our regulatory capital requirements see “Note 17—Regulatory Capital Requirements.”

On January 12, 2010, FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, notwithstanding our adoption effective January 1, 2010 of new accounting standards that resulted in our recording on our consolidated balance sheet substantially all of the loans backing these Fannie Mae MBS, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the new accounting standards.

Capital Activity

Following our entry into conservatorship, FHFA advised us to manage to a positive net worth, which is represented as the “total deficit” line item in our consolidated balance sheet. See “Executive Summary—Our Business Objectives and Strategy” for a discussion of other objectives that may conflict with this goal of managing to a positive net worth. Our total deficit increased by $124 million during 2009, to a total deficit of $15.3 billion as of December 31, 2009. See Table 28 for a summary of the changes in equity and see “Consolidated Results of Operations” for a discussion of the factors that affected our results of operations during 2009.

Our ability to manage our net worth continues to be very limited. We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the senior preferred stock purchase agreement to address any net worth deficit.

Senior Preferred Stock and Common Stock Warrant

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into the senior preferred stock purchase agreement. Pursuant to the agreement, we issued to Treasury one million shares of senior preferred stock with an initial aggregate liquidation preference of $1 billion and a warrant for the purchase of up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise, exercisable until September 7, 2028. As we discuss in more detail above under “Equity Funding,” we have received a total of $59.9 billion under the senior preferred stock purchase agreement that has allowed us to eliminate our net worth deficit and thereby avoid triggering mandatory receivership under the GSE Act.

The senior preferred stock purchase agreement contains covenants that significantly restrict our business activities and prohibit us from obtaining equity or subordinated debt funding without the prior consent of Treasury, as we describe in more detail in “Risk Factors.” We describe the terms of the agreement and the covenants it contains in more detail in “Business—Conservatorship and Treasury Agreements—Treasury Agreements.”

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

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. As conservator and under our charter, FHFA also has authority to declare and approve dividends on the senior preferred stock. If at any time we fail to pay cash dividends on the senior preferred stock in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. For 2009, dividends declared by the conservator and paid by us totaled $2.5 billion.

When Treasury provides the additional funds that FHFA requested on our behalf, the aggregate liquidation preference of our senior preferred stock will total $76.2 billion and the annualized dividend on the senior preferred stock will be $7.6 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, we request additional funds from Treasury under the senior preferred stock purchase agreement.

Subordinated Debt

We had $7.4 billion in outstanding qualifying subordinated debt as of December 31, 2009. The terms of these securities state that, if our core capital is below 125% of our critical capital requirement (which it was as of December 31, 2009), we will defer interest payments on these securities. FHFA has directed us, however, to continue paying principal and interest on our outstanding qualifying subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

We entered into an agreement with OFHEO in September 2005, under which we agreed to specific issuance, maintenance, reporting and disclosure requirements relating to our qualifying subordinated debt. In November 2008, FHFA advised us that, during the conservatorship and thereafter until we are directed otherwise, it was suspending these requirements.

Under the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the written consent of Treasury.

OFF-BALANCE SHEET ARRANGEMENTS AND VARIABLE INTEREST ENTITIES

We enter into certain business arrangements to facilitate our statutory purpose of providing liquidity to the secondary mortgage market and to reduce our exposure to interest rate fluctuations. Some of these arrangements are not recorded in our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction, depending on the nature or structure of, and accounting required to be applied to, the arrangement. These arrangements are commonly referred to as “off-balance sheet arrangements” and expose us to potential losses in excess of the amounts recorded in our consolidated balance sheets.

Our most significant off-balance sheet arrangements result from the mortgage loan securitization and resecuritization transactions that we routinely enter into as part of the normal course of our guaranty business operations. We also enter into other guaranty transactions, liquidity support transactions and hold LIHTC and other partnership interests that may involve off-balance sheet arrangements. In 2009 and prior, most MBS trusts created as part of our guaranteed securitizations were not consolidated by the company for financial reporting purposes because the trusts were considered QSPEs under the accounting rules governing the transfer and servicing of financial assets and the extinguishment of liabilities. As of January 1, 2010, we adopted two new accounting standards that impact the consolidation of our MBS trusts. See “Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities.”

While our credit guarantees relating to our MBS trusts represent the substantial majority of our guaranty activity, our HCD business provides credit enhancements primarily for taxable and tax-exempt bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Under these credit enhancement arrangements, we guarantee to the trust that we will supplement proceeds as required to permit timely payment on the related bonds, which improves the bond ratings and thereby results in lower-cost financing for multifamily housing. We also provide liquidity support for variable-rate demand housing bonds as part of these credit enhancement arrangements. These transactions contribute to our housing goals and help us meet other mission-related objectives. Outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $15.5 billion and $14.7 billion at

December 31, 2009 and December 31, 2008, respectively. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds. Of the outstanding December 31, 2009, commitments, $870 million are associated with the temporary credit and liquidity facilities program that Fannie Mae is participating in with the Treasury and Freddie Mac. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with 5% Shareholders” for a description of the program. At December 31, 2009 there were no liquidity guarantee advances outstanding; whereas at December 31, 2008 there were $8 million in liquidity advances outstanding.

Fannie Mae MBS Transactions and Other Financial Guarantees

Although we hold some Fannie Mae MBS in our mortgage portfolio, most outstanding Fannie Mae MBS are held by third parties and therefore not reflected in our consolidated balance sheets. Table 39 presents the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of December 31, 2009 and 2008.

Table 39:	On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of December 31,
	2009	2008(1)
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(2)	$2,828,513	$2,611,523
Less: Consolidated Fannie Mae MBS	(147,855)	(65,306)
Less: Fannie Mae MBS held in portfolio(3)	(220,245)	(228,949)

Fannie Mae MBS held by third parties and other guarantees	$2,460,413	$2,317,268

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Includes unpaid principal balance of other guarantees of $27.6 billion as of December 31, 2009 and $27.8 billion as of December 31, 2008.

(3)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in our consolidated balance sheets.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS held by third parties and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS held by third parties and other financial guarantees of $2.5 trillion as of December 31, 2009 and $2.3 trillion as of December 31, 2008. Our maximum potential exposure to credit losses is significantly higher than the guaranty obligations of $14.0 billion as of December 31, 2009 and $12.1 billion as of December 31, 2008, and reserve for guaranty losses of $54.4 billion as of December 31, 2009 and $21.8 billion as of December 31, 2008 reflected in our consolidated balance sheets.

For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management.” For additional information on our securitization transactions, see “Note 2, Consolidations,” “Note 6, Portfolio Securitizations” and “Note 7, Financial Guarantees and Master Servicing.”

Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities

Effective January 1, 2010, we prospectively adopted two new accounting standards that eliminated the concept of QSPEs and amended the accounting for transfers of financial assets and the consolidation model for variable interest entities (“VIEs”). Under these new accounting standards, the consolidation exemption for QSPEs was removed. All formerly designated QSPEs must be evaluated for consolidation in accordance with the new consolidation model, which changes the method of analyzing which party to a VIE should consolidate the VIE.

The adoption of these new accounting standards will have a significant impact on the presentation of our consolidated financial statements beginning in 2010. Because the concept of a QSPE is eliminated, our existing QSPEs, primarily our MBS trusts, are subject to the new consolidation standards. Based on our analysis, we are required to consolidate the substantial majority of our MBS trusts and record the underlying assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities in our consolidated balance sheet. As indicated in Table 39 above, the substantial majority of the underlying assets and debt of these trusts are not recorded in our consolidated balance sheet as of December 31, 2009. Consequently, the consolidation of these MBS trusts onto our balance sheet will significantly increase the amount of our assets and liabilities. We initially recorded the assets and liabilities of the substantial majority of our existing outstanding MBS trusts that we were required to consolidate effective January 1, 2010 based on the unpaid principal balance as of that date. The unpaid principal balance amounts we consolidated related to MBS trusts increased both our total assets and total liabilities by approximately $2.4 trillion effective January 1, 2010.

In addition, consolidation of these MBS trusts will result in other changes to our consolidated financial statements. The most significant changes are:

Financial Statement	Accounting and Presentation Changes

Balance Sheet	•	Significant increase in loans and debt and significant decrease in trading and available-for-sale securities
	•	Separate presentation of the elements of the consolidated MBS trusts (such as mortgage loans, debt, accrued interest receivable and payable) on the face of the balance sheet
	•	Reclassification of substantially all of the previously recorded reserve for guaranty losses to allowance for loan losses
	•	Elimination of substantially all previously recorded guaranty assets and guaranty obligations

Statement of Operations	•	Significant increase in interest income and interest expense attributable to the consolidated assets and liabilities of the consolidated MBS trusts
	•	Decrease to provision for credit losses and a corresponding decrease in net interest income due to recording interest expense on consolidated MBS trusts when we are not accruing interest on underlying nonperforming consolidated loans
	•	Separate presentation of the elements of the MBS trusts (interest income and interest expense) on the face of the statement of operations
	•	Reclassification of the substantial majority of guaranty fee income and trust management income to interest income
	•	Elimination of fair value losses on credit-impaired loans acquired from the MBS trusts we have consolidated, as the underlying loans in our MBS trusts will be recorded in our consolidated balance sheet

Statement of Cash Flows	•	Significant change in the amounts of cash flows from investing and financing activities

Although these new accounting standards do not change the economic risk to our business, specifically our exposure to liquidity, credit, and interest rate risks, the transition adjustment recorded to accumulated deficit as of January 1, 2010 to reflect the cumulative effect of adopting these new standards will affect our net worth.

We estimate the decrease to our total deficit to be between $2 billion and $4 billion as a result of adoption effective January 1, 2010. The primary components of the cumulative transition adjustment recorded effective January 1, 2010 include the following: (1) for all of our outstanding MBS trusts that we consolidate, the reversal of the related guaranty assets and guaranty obligations; (2) for all of our outstanding MBS trusts that we consolidate, the reversal of amounts previously recorded in the reserve for guaranty losses for future interest payments on seriously delinquent loans; (3) for all of our investments in single-class Fannie Mae MBS classified as available-for-sale, the reversal of the related unrealized gains and losses recorded in AOCI; and (4) for all of our investments in single-class Fannie Mae MBS classified as trading, the reversal of the related fair value gains and losses previously recorded in earnings. The adoption of these new accounting standards will not significantly impact our required level of capital under existing minimum and critical capital requirements, which have been suspended by our conservator. FHFA directed us to continue reporting our minimum capital requirements based on 0.45%, and critical capital requirements based on 0.25%, of the unpaid principal balance of loans backing MBS held by third parties, notwithstanding the new accounting standards.

Because these new standards will have such a significant impact on our accounting and financial statements, we made major operational and system changes to implement the new standards by the effective date. We provide more detailed information on the impact of these new standards on our accounting and financial statements in “Note 1, Summary of Significant Accounting Policies.”

Partnership Investment Interests

The carrying value of our partnership investments, which primarily include investments in affordable rental and for-sale housing partnerships, totaled $2.4 billion as of December 31, 2009, compared with $9.3 billion as of December 31, 2008. For additional information regarding our holdings in off-balance sheet limited partnerships, refer to “Note 2, Consolidations.”

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

In cases where we are not the primary beneficiary of these investments, we account for our investments in LIHTC partnerships by using the equity method of accounting or the effective yield method of accounting, as appropriate. In each case, we record in the consolidated financial statements our share of the income and losses of the LIHTC partnerships, as well as our share of the tax credits and tax benefits of the partnerships. Our share of the operating losses generated by our LIHTC partnerships is recorded in the consolidated statements of operations under “Losses from partnership investments.” Any tax credits or benefits associated with the operating losses from our LIHTC partnerships are recognized in “Provision (benefit) for federal income taxes” in our consolidated statements of operations. LIHTC partnership investments, excluding restricted cash from consolidations, totaled $44 million, which represents the consolidated assets attributable to non-controlling interest, as of December 31, 2009, compared with $6.3 billion as of December 31, 2008. As a result of our current tax position, we currently are not making any new LIHTC investments, other than pursuant to commitments existing prior to 2008, and are not recognizing any tax benefits in our consolidated statements of operations associated with the tax credits and net operating losses.

Prior to September 30, 2009, we entered into a nonbinding letter of intent to transfer equity interests in our LIHTC investments to third party investors at a price above carrying value. This transaction was subject to the Treasury’s approval under the terms of our senior preferred stock purchase agreement. In November of 2009, Treasury notified FHFA and us that it did not consent to the proposed transaction. Treasury stated the proposed sale would result in a loss of aggregate tax revenues that would be greater than the savings to the federal government from a reduction in the capital contribution obligation of Treasury to Fannie Mae under the senior preferred stock purchase agreement. Treasury further stated that withholding approval of the proposed sale afforded more protection to the taxpayers than approval would have provided.

We have continued to explore options to sell or otherwise transfer our LIHTC investments for value consistent with our mission; however, to date, we have not been successful. On February 18, 2010, FHFA informed us, by letter, of its conclusion that any sale by us of our LIHTC assets would require Treasury’s consent under the senior preferred stock purchase agreement, and that FHFA had presented other options for Treasury to consider, including allowing us to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. FHFA’s letter further informed us that, after further consultation with the Treasury, we may not sell or transfer our LIHTC partnership interests and that FHFA sees no disposition options. Therefore, we no longer have both the intent and ability to sell or otherwise transfer our LIHTC investments for value. As a result, we recognized a loss of $5.0 billion during the fourth quarter of 2009 to reduce the carrying value of our LIHTC “Partnership investments” to zero in the consolidated financial statements. We will no longer recognize net operating losses or impairment on our LIHTC investments, which will significantly reduce “Losses from partnership investments” in the future.

Table 40 below provides information regarding our LIHTC partnership investments as of and for the years ended December 31, 2009 and 2008.

Table 40:  LIHTC Partnership Investments

	2009		2008
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
	(Dollars in millions)

As of December 31:
Obligation to fund LIHTC partnerships	$282	$259	$612	$545
For the year ended December 31:
Tax credits from investments in LIHTC partnerships	$435	$506	$423	$546
Losses from investments in LIHTC partnerships	2,997	3,073	554	597
Tax benefits on credits and losses from investments in LIHTC partnerships	1,484	1,581	616	755
Contributions to LIHTC partnerships	341	293	656	602
Distributions from LIHTC partnerships	10	3	13	15

For more information on our off-balance sheet transactions, see “Note 18, Concentrations of Credit Risk.”

Treasury Housing Finance Agency Initiative

During the fourth quarter of 2009, we entered into agreements with Treasury, FHFA and Freddie Mac under which we provided assistance to state and local HFAs through two primary programs, which together comprise what we refer to as the HFA initiative. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Transactions with Treasury—Treasury Housing Finance Agency Initiative” for a discussion of the HFA initiative.

RISK MANAGEMENT

Our business activities expose us to the following four major categories of risk: credit risk, market risk (including interest rate and liquidity risk), operational risk and model risk, which often overlap. We seek to manage these risks and mitigate our losses by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities.

•	Credit Risk. Credit risk is the risk of financial loss resulting from the failure of a borrower or institutional counterparty to honor its financial or contractual obligations to us and exists primarily in our mortgage credit book of business and derivatives portfolio.

•	Market Risk. Market risk is the exposure generated by adverse changes in the value of financial instruments caused by a change in market prices or interest rates. Two significant market risks we face and actively manage are interest rate risk and liquidity risk. Interest rate risk is the risk of changes in our long-term earnings or in the value of our net assets due to fluctuations in interest rates. Liquidity risk is the potential inability of the Company to meet its funding obligations in a timely manner.

•	Operational Risk. Operational risk is the loss resulting from inadequate or failed internal processes, people, systems, or from external events.

•	Model Risk. Model risk is the potential for model errors to adversely impact the company. We use models to help manage our business. For example, we use models to measure and monitor our exposures to credit and market risk (including interest rate risk), make key business decisions relating to credit guaranty fee pricing, credit loss mitigation, asset acquisition, and debt issuances. We also use the results of models to report our financial performance and determine asset and liability fair values. As such, modeling errors can occur when predicting prepayments, projecting defaults and losses, or valuing options either through human error or inaccurate assumptions.

We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flows, including legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. See “Risk Factors.”

Our risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in our business activities. Our ability to identify, assess, mitigate and control, and report and monitor risk is crucial to our safety and soundness.

•	Risk Identification: We are exposed to risk through our daily business dealings. Risks are identified through our risk management framework. Employees who manage risk are responsible for identifying and determining potential losses that could arise from specific or unusual events.

•	Risk Assessment: We assess risk using a variety of methodologies, such as calculation of potential losses from loans, stress tests relating to interest rate sensitivity, and rebalancing of financial instruments to maintain a close match between the duration of our assets and liabilities. Information obtained from these assessments is reviewed on a regular basis to ensure that our risk assumptions are reasonable and reflect our current positions.

•	Risk Mitigation & Control: We manage risk through four control elements that are designed to work in conjunction with each other: (1) risk policies provide guidance for the management of risk; (2) limits establish boundaries for level of risk taking, subject to our risk tolerances. Limits can be established at the Board, management or operating level by the Board of Directors, executive management, or senior management, respectively; (3) delegations of authority exist to provide oversight and accountability in decision making; and (4) our risk committee structure provides a forum for discussing emerging risks, risk mitigation strategies and communicating across functional lines to enhance risk management. Business units are required to proactively develop appropriate controls and procedures to help ensure exposures do not exceed established tolerances.

•	Risk Reporting & Monitoring: Our business units actively monitor emerging and identified risks that are taken when executing our strategies. Risks and concerns are reported to the appropriate level of management to ensure that the necessary action is taken to mitigate the risk.

Enterprise Risk Governance

Our enterprise risk management structure is designed to balance a strong corporate risk management philosophy, appetite and culture with a well-defined independent risk management function. Our objective is to ensure that people and processes are organized in a way to promote a cross-functional approach to risk management and that controls are in place to better manage our risks and comply with legal and regulatory requirements.

Our enterprise risk governance structure consists of the Board of Directors, executive leadership, including the Chief Risk Officer, the Enterprise Risk Management division, divisional chief risk officers, and risk management committees. This structure encourages a culture of accountability within the divisions and promotes effective risk management throughout the company.

Our organizational structure and risk management framework work in conjunction with each other to identify risk-related trends with respect to customers, products or portfolios and to develop appropriate strategies to mitigate emerging and identified risks.

Board of Directors

The Board of Directors is responsible for the oversight of risk management primarily through the Board’s Risk Policy and Capital Committee. This board committee oversees risk-related policies, including: review of the corporate level risk policies and limits; performance against these policies and limits; and the sufficiency of risk management capabilities. In addition, the Audit Committee reviews the system of internal controls over financial reporting that we rely upon to provide reasonable assurance of compliance with our enterprise risk management processes.

Enterprise Risk Management Division

Our Enterprise Risk Management division is headed by the Chief Risk Officer. The Chief Risk Officer reports directly to the Chief Executive Officer and independently to the Board of Directors, primarily through the Board’s Risk Policy & Capital Committee. Enterprise Risk Management is responsible for providing our risk management directives and functions as well as for establishing effective controls, including policy development, risk management methodologies and risk reporting.

Our Enterprise Risk Management division has designated divisional chief risk officers for each of our three business segments: Single-Family Credit Guaranty, HCD and Capital Markets. The divisional chief risk officers are responsible for oversight and approval of key risks within their respective business unit, including credit, market, model and operational risk. The divisional chief risk officers also are responsible for developing the appropriate risk policies and reporting requirements for their business unit.

Risk Committees

We use our risk committees as a forum for discussing emerging risks, risk mitigation strategies, and communication across business lines. Risk committees enhance the risk management framework by reinforcing our risk management culture and providing accountability for the resolution of key risk issues and decisions. Each business risk committee is co-chaired by the divisional chief risk officer and the business head and includes key business and risk leaders.

Our current committee structure includes four Business Risk Committees (Capital Markets Risk, Credit Portfolio Management Product Committee, HCD Risk and Single Family Risk) and five Enterprise Risk Committees (Asset & Liability, Credit Risk, Credit Expense Forecast and Allowance, Model Risk Oversight and Operational Risk).

Internal Audit

Our Internal Audit group, under the direction of the Chief Audit Executive, provides an objective assessment of the design and execution of our internal control system, including our management systems, risk governance, and policies and procedures. The Chief Audit Executive reports directly and independently to the Audit Committee of the Board of Directors, and audit personnel are compensated on objectives set for the group by the Audit Committee rather than corporate financial results or goals. The Chief Audit Executive reports only administratively to management and may be removed only upon Board approval. Internal Audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial and operating information is complete, accurate and reliable; and that employee actions comply with our policies and applicable laws and regulations.

Compliance & Ethics

The Compliance & Ethics division, under the direction of the Chief Compliance Officer, is dedicated to developing policies and procedures to help ensure that Fannie Mae and its employees comply with the law, our Code of Conduct, and all regulatory obligations. The Chief Compliance Officer reports directly to our Chief Executive Officer and independently to the Audit Committee of the Board of Directors, and Compliance & Ethics personnel are compensated on objectives set for the group by the Audit Committee of the Board of Directors rather than corporate financial results or goals. The Chief Compliance Officer may be removed only upon Board approval. The Chief Compliance Officer is responsible for overseeing our compliance activities; developing and promoting a code of ethical conduct; evaluating and investigating any allegations of misconduct; and overseeing and coordinating regulatory reporting and examinations.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. The deterioration in the mortgage and credit markets and continuing adverse market conditions have resulted in a significant increase in our exposure to mortgage and institutional counterparty credit risk.

Mortgage Credit Risk Management

Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. We are exposed to credit risk on our mortgage credit book of business because we either hold mortgage assets, have issued a guaranty in connection with the creation of Fannie Mae MBS backed by mortgage assets or provided other credit enhancements on mortgage assets. While our mortgage credit book of business includes all of our mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae mortgage-related securities held in our portfolio for which we do not provide a guaranty.

Mortgage Credit Book of Business

Table 41 displays the composition of our entire mortgage credit book of business as of the periods indicated. Our single-family mortgage credit book of business accounted for approximately 93% of our total mortgage credit book of business as of December 31, 2009 and 2008.

Table 41:  Composition of Mortgage Credit Book of Business

	As of December 31, 2009
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$243,730	$52,399	$119,829	$585	$363,559	$52,984
Fannie Mae MBS(5)	218,033	1,816	314	82	218,347	1,898
Agency mortgage-related securities(5)(6)	41,337	1,309	—	21	41,337	1,330
Mortgage revenue bonds(5)	2,709	2,056	7,734	1,954	10,443	4,010
Other mortgage-related securities(5)(7)	47,825	1,796	25,703	20	73,528	1,816

Total mortgage portfolio	553,634	59,376	153,580	2,662	707,214	62,038
Fannie Mae MBS held by third parties(8)	2,370,037	15,197	46,628	927	2,416,665	16,124
Other credit guarantees(9)	9,873	802	16,909	40	26,782	842

Mortgage credit book of business	$2,933,544	$75,375	$217,117	$3,629	$3,150,661	$79,004

Guaranty book of business	$2,841,673	$70,214	$183,680	$1,634	$3,025,353	$71,848

	As of December 31, 2008
	Single-Family		Multifamily		Total
	Conventional(1)	Government(2)	Conventional(1)	Government(2)	Conventional(1)	Government(2)
	(Dollars in millions)

Mortgage portfolio:(3)
Mortgage loans(4)	$268,253	$43,799	$116,742	$699	$384,995	$44,498
Fannie Mae MBS(5)	226,654	1,850	376	69	227,030	1,919
Agency mortgage-related securities(5)(6)	33,320	1,559	—	22	33,320	1,581
Mortgage revenue bonds(5)	2,951	2,480	7,938	2,078	10,889	4,558
Other mortgage-related securities(5)(7)	55,597	1,960	25,825	24	81,422	1,984

Total mortgage portfolio	586,775	51,648	150,881	2,892	737,656	54,540
Fannie Mae MBS held by third parties(8)	2,238,257	13,117	37,298	787	2,275,555	13,904
Other credit guarantees(9)	10,464	—	17,311	34	27,775	34

Mortgage credit book of business	$2,835,496	$64,765	$205,490	$3,713	$3,040,986	$68,478

Guaranty book of business	$2,743,628	$58,766	$171,727	$1,589	$2,915,355	$60,355

(1)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(2)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(3)	Mortgage portfolio data is reported based on unpaid principal balance.

(4)	Includes unpaid principal balance totaling $147.0 billion as of December 31, 2009 and $65.8 billion as of December 31, 2008, related to mortgage-related securities that we held in consolidated VIEs and mortgage-related securities created from securitization transactions that did not meet sale accounting criteria which effectively resulted in these mortgage-related securities being accounted for as loans.

(5)	Includes unpaid principal balance totaling $15.6 billion as of December 31, 2009 and $13.3 billion as of December 31, 2008, related to mortgage-related securities that we were required to consolidate and mortgage-related securities created from securitization transactions that did not meet sale accounting criteria, which effectively resulted in these mortgage-related securities being accounted for as securities.

(6)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(7)	Includes mortgage-related securities issued by entities other than Fannie Mae, Freddie Mac or Ginnie Mae.

(8)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(9)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Single-Family Mortgage Credit Risk Management

Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) acquisition policy and standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans and foreclosure prevention; and (4) REO loss management. These strategies, which we discuss in detail below, may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

In evaluating our single-family mortgage credit risk, we closely monitor changes in housing and economic conditions and the impact of those changes on the credit risk profile of our single-family mortgage credit book of business. We regularly review and provide updates to our underwriting standards and eligibility guidelines that take into consideration changing market conditions. The credit risk profile of our single-family mortgage credit book of business is influenced by, among other things, the credit profile of the borrower, features of the loan, loan product type, the type of property securing the loan and the housing market and general economy. We focus our efforts more on loans that we believe pose a higher risk of default, which typically have been loans associated with higher mark-to-market LTV ratios, loans to borrowers with lower FICO credit scores and certain higher risk loan product categories, including Alt-A and subprime loans. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.

The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our single-family guaranty book of business for which we have access to detailed loan-level information, which constituted over 98% of our conventional single-family guaranty book of business as of December 31, 2009 and 99% as of December 31, 2008. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. See “Risk Factors” for discussion of the risk that one or more parties in a mortgage transaction engages in fraud by misrepresenting facts about a mortgage loan.

Because we believe we have limited credit exposure on our government loans, the single-family credit statistics reported in the sections below generally relate to our conventional single-family guaranty book of business and represent the substantial majority of our total single-family guaranty book of business.

We provide information on the performance of non-Fannie Mae mortgage-related securities held in our portfolio, including the impairment that we have recognized on these securities, in “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities.”

Single-Family Acquisition Policy and Underwriting Standards

Our Single-Family business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwritertm, our proprietary automated underwriting system which measures default risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. As part of our regular evaluation of Desktop Underwriter, we conduct periodic examinations of the underlying risk assessment models to improve Desktop Underwriter’s ability to effectively analyze risk by recalibrating the models based on actual loan performance and market assumptions. Subject to our prior approval, we also may purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as mortgage loans underwritten to agreed-upon standards that differ from our standard underwriting and eligibility criteria. Additionally, as the number of our delinquent and defaulted loans has increased, so has the corresponding number of these loans reviewed for compliance with our requirements. We use the information obtained from these loan quality reviews to provide more timely feedback to lenders on possible areas for correction in their origination practices.

We initiated underwriting and eligibility changes that were announced or became effective in 2009 such as establishing a minimum FICO credit score and a maximum debt-to-income cap, updating Desktop Underwriter’s credit risk assessment model by implementing Desktop Underwriter 8.0, and we provided updates to our property-related policies. All of the changes focused on strengthening the underwriting and eligibility standards to promote and provide prudent and sustainable homeownership options to borrowers. The result of many of these changes is reflected in the substantially improved risk profile of the single-family acquisitions in 2009. For loans associated with our Refi Plus Initiatives, which are loans that are refinanced back to us from our portfolio, some of these changes do not apply unless expressly stated otherwise.

Our charter requires that conventional single-family mortgage loans with LTV ratios above 80% at acquisition that we purchase or that back Fannie Mae MBS generally be covered by one or more of the following: (1) insurance or a guaranty by a qualified insurer; (2) a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or (3) retention by the seller of at least a 10% participation interest in the mortgage loans. Under HARP, however, we allow borrowers who have mortgage loans with current LTV ratios up to 125% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. We have worked with FHFA to provide us with the flexibility to implement this element of HARP.

Borrower-paid primary mortgage insurance is the most common type of credit enhancement in our single-family mortgage credit book of business. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage loan to a third-party insurer. In order for us to receive a payment in settlement of a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the property that secured the loan must have been extinguished, generally in a foreclosure action. Once title to the property has been transferred, we or a servicer on our behalf files a claim with the mortgage insurer. The mortgage insurer then has a prescribed period of time within which to make a determination as to whether the claim is payable or whether the coverage should be rescinded. The claims process for primary mortgage insurance typically takes three to six months after title to the property has been transferred.

Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. The triggers for payment under a pool mortgage insurance policy are generally the same as for primary mortgage insurance, except that we generally must have received a claim payment from the primary mortgage insurer and the foreclosed property must have been sold to a third party so that we can quantify the net loss with respect to the insured loan and determine the claim payable under the pool policy. In addition, under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance three to six months after disposition of the property that secured the loan.

For additional discussion of our aggregate mortgage insurance coverage as of December 31, 2009 and 2008 and the increase in mortgage insurance rescissions, see “Risk Management—Institutional Counterparty Credit Risk—Mortgage Insurers.”

Single-Family Portfolio Diversification and Monitoring

Our single-family mortgage credit book of business is diversified based on several factors that influence credit quality. We monitor various loan attributes, in conjunction with housing market and economic conditions, to ensure that our pricing and our eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle to guide the development of our loss mitigation strategies.

The profile of our guaranty book of business is comprised of the following key loan attributes:

—	LTV ratio. LTV ratio is a strong predictor of credit performance. The likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases. This also applies to the estimated mark-to-market LTV ratios, particularly those over 100%.

—	Product type. Certain loan product types have features that may result in increased risk. Intermediate-term, fixed-rate mortgages generally exhibit the lowest default rates, followed by long-term, fixed-rate mortgages. ARMs and balloon/reset mortgages typically exhibit higher default rates than fixed-rate mortgages, partly because the borrower’s future payments may rise, within limits, as interest rates change. Negative-amortizing and interest-only loans also default more often than traditional fixed-rate mortgage loans.

—	Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on two-, three- or four-unit properties.

—	Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.

—	Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

—	Credit score. Credit score is a measure often used by the financial services industry, including our company, to assess borrower credit quality and the likelihood that a borrower will repay future obligations as expected. A higher credit score typically indicates lower credit risk.

—	Loan purpose. Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. Cash-out refinancings have a higher risk of default than either mortgage loans used for the purchase of a property or other refinancings that restrict the amount of cash returned to the borrower.

—	Geographic concentration. Local economic conditions affect borrowers’ ability to repay loans and the value of collateral underlying loans. Geographic diversification reduces mortgage credit risk.

—	Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Statistically, the peak ages for default are currently from two to six years after origination. However, we have seen higher early default rates for loans originated in 2006 and 2007, due to a higher number of loans originated during these years with risk layering. Risk layering means permitting a loan to have several features that compound risk, such as loans with reduced documentation and higher risk loan product types.

Table 42 presents our conventional single-family business volumes and our conventional single-family guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 42:	Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business(1)

				Percent of Conventional
	Percent of Conventional			Single-Family Guaranty
	Single-Family Business Volume(2)			Book of Business(3)
	For The Year Ended December 31,			As of December 31,
	2009	2008	2007	2009	2008	2007

Original LTV ratio:(4)
<= 60%	33%	23%	17%	24%	22%	23%
60.01% to 70%	17	16	13	16	16	16
70.01% to 80%	40	39	45	42	43	43
80.01% to 90%(5)	7	12	9	9	9	8
90.01% to 100%(5)	3	10	16	9	10	10
Greater than 100%(5)	*	*	*	*	*	*

Total	100%	100%	100%	100%	100%	100%

Weighted average	67%	72%	75%	71%	72%	72%
Average loan amount	$219,118	$208,652	$195,427	$153,302	$148,824	$142,747
Estimated mark-to-market LTV ratio:(6)
<= 60%				31%	36%	46%
60.01% to 70%				13	13	15
70.01% to 80%				19	17	19
80.01% to 90%				14	14	12
90.01% to 100%				9	8	6
Greater than 100%				14	12	2

Total				100%	100%	100%

Weighted average				75%	70%	61%
Product type:
Fixed-rate:(7)
Long-term	82%	78%	76%	75%	74%	71%
Intermediate-term	15	12	5	13	13	15
Interest-only	*	2	9	3	3	3

Total fixed-rate	97	92	90	91	90	89

Adjustable-rate:
Interest-only	1	4	7	4	5	5
Negative-amortizing	*	—	—	1	1	1
Other ARMs	2	4	3	4	4	5

Total adjustable-rate	3	8	10	9	10	11

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	98%	97%	96%	96%	96%	96%
2-4 units	2	3	4	4	4	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	92%	89%	89%	91%	91%	91%
Condo/Co-op	8	11	11	9	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	93%	89%	89%	90%	90%	90%
Second/vacation home	5	5	5	4	4	4
Investor	2	6	6	6	6	6

Total	100%	100%	100%	100%	100%	100%

FICO credit score:
< 620	* %	3%	6%	4%	5%	5%
620 to < 660	2	6	12	8	9	10

				Percent of Conventional
	Percent of Conventional			Single-Family Guaranty
	Single-Family Business Volume(2)			Book of Business(3)
	For The Year Ended December 31,			As of December 31,
	2009	2008	2007	2009	2008	2007

660 to < 700	7	14	19	16	17	18
700 to < 740	17	22	23	22	23	23
>= 740	74	55	40	50	45	43
Not available	*	—	—	*	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average	761	738	716	730	724	721
Loan purpose:
Purchase	20%	41%	50%	36%	41%	41%
Cash-out refinance	27	31	32	31	32	32
Other refinance	53	28	18	33	27	27

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(8)
Midwest	16%	15%	15%	16%	16%	17%
Northeast	19	18	18	19	19	19
Southeast	20	23	26	24	25	25
Southwest	15	16	18	15	16	16
West	30	28	23	26	24	23

Total	100%	100%	100%	100%	100%	100%

Origination year:
<=1999				2%	2%	3%
2000				*	*	*
2001				1	2	2
2002				4	5	7
2003				14	18	22
2004				7	10	12
2005				10	13	16
2006				11	14	17
2007				15	20	21
2008				13	16	—
2009				23	—	—

Total				100%	100%	100%

*	Represents less than 0.5% of conventional single-family business volume or book of business.

(1)	We reflect second lien loans in the original LTV ratio calculation only when we own both the first and second mortgage liens or we own only the second mortgage lien. Second lien mortgage loans represented less than 0.5% of our conventional single-family business volume for each of the years ended December 31, 2009, 2008 and 2007, and less than 0.5% of our conventional single-family guaranty book of business as of December 31, 2009, 2008 and 2007. Second lien loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(5)	We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under HARP, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have a LTV ratio over 80%.

(6)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(7)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate have maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(8)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary

During 2008 and early 2009 we made changes in our pricing and eligibility standards that helped to improve the risk profile of our new single-family business in 2009 and support sustainable homeownership. Compared to our 2008 acquisitions, the composition of our 2009 acquisitions experienced a decline in the average original LTV ratio, an increase in the average FICO credit score, and a shift in product mix to more fully amortizing fixed-rate mortgage loans. The early performance of the single-family loans we acquired in 2009 appears stronger than that of loans acquired in any other year in the past decade. While this early performance is strong, we cannot yet predict how these loans will ultimately perform. Moreover, we expect the ultimate performance of these loans will be affected by macroeconomic trends, including unemployment, the economy, and house prices. We expect that these loans may have relatively slow prepayment speeds, and therefore remain in our book of business for a relatively long time, due to the historically low interest rates throughout 2009, which resulted in our 2009 acquisitions overall having an average interest rate of 4.9%. In addition to changes in our pricing and eligibility standards, our 2009 acquisitions reflect changes in the eligibility standards of mortgage insurers, which further reduced our acquisition of loans with higher LTV ratios. Also, the Federal Housing Administration (“FHA”) has become the lower-cost option, or in some cases the only option, for loans with higher LTV ratios, which further reduced our acquisition of these loans.

The credit profile of our 2009 acquisitions was further enhanced by a significant increase in our acquisition of refinanced loans, which generally have a stronger credit profile as the act of refinancing indicates the borrower’s ability and desire to maintain homeownership. Refinancings represented 80% of our 2009 business volume compared with 59% in 2008. The drop in interest rates and our Refi Plus initiatives provided an opportunity for many borrowers to refinance to obtain a lower payment. Historically, refinanced loans have tended to perform better than loans used for initial home purchase. However, the loans acquired through our Refi Plus initiatives, including loans acquired under HARP that permit LTV ratios up to 125%, tend to have higher original LTV ratios and lower FICO credit scores and may not ultimately perform as strongly as traditional refinanced loans have historically performed.

Whether our 2010 acquisitions exhibit the same credit profile as our 2009 acquisitions will depend on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurer’s eligibility standards, and future activity by our competitors, including FHA.

The prolonged and severe decline in home prices has contributed to an increase in the overall estimated weighted average mark-to-market LTV ratio of our conventional single-family guaranty book of business to 75% as of December 31, 2009, from 70% as of December 31, 2008. The portion of our conventional single-family guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% increased to 14% as of December 31, 2009, from 12% as of December 31, 2008. If home prices continue to decline, more loans will have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default. We calculate our mark-to-market LTV ratios based on the unpaid principal balance of the loan as of the date of each reported period divided by the estimated current value of the property underlying the loan, which we determine using an internal valuation model that estimates periodic changes in home value.

Our exposure, as discussed below, to Alt-A and subprime loans included in our single-family guaranty book of business does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. We classified newly originated mortgage loans as Alt-A if the lender that delivered the mortgage loan to us classified the loan as Alt-A based on documentation or other features. We have classified mortgage loans as subprime if the mortgage loan was originated by a lender specializing in subprime business or by subprime divisions of large lenders. As a result of our decision to discontinue the purchase of newly originated Alt-A loans effective January 1, 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to decrease over time. We currently are not acquiring mortgages that are classified as subprime. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A and subprime loans included in our single-family guaranty book of business of $255.7 billion as of December 31, 2009, represented approximately 9% of our conventional single-family guaranty book of business and 82% of our total exposure to Alt-A and subprime loans and mortgage-related securities of $312.4 billion as of December 31, 2009. See “Note 18, Concentrations of Credit Risk” for additional information on our total exposure to Alt-A and subprime loans and mortgage-related securities.

We also provide information on our jumbo-conforming, high-balance loans and reverse mortgages. The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $66.6 billion, or 2.4% of our conventional single-family guaranty book of business, as of December 31, 2009 and $19.7 billion, or 0.7% of our conventional single-family guaranty book of business, as of December 31, 2008. Jumbo-conforming and high-balance loans refer to high-balance loans we acquired pursuant to the Economic Stimulus Act of 2008, the 2008 Reform Act and the American Recovery and Reinvestment Act of 2009, which increased our conforming loan limits in certain high-cost areas above our standard conforming loan limit. The standard conforming loan limit for a one-unit property was $417,000 in 2009 and 2008. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for additional information on our loan limits.

The outstanding unpaid principal balance of reverse mortgages included in our mortgage portfolio was $50.2 billion as of December 31, 2009 and $41.6 billion as of December 31, 2008. The majority of these loans are Home Equity Conversion Mortgages, a type of reverse mortgage product that has been in existence since 1989 and accounts for approximately 90% of the total market share of reverse mortgages. Our market share of new reverse mortgage acquisitions was approximately 90% in 2008 and 50% in 2009. The decrease in our market share was a result of the changes in our pricing strategy and market conditions and also resulted in our market share of acquisitions in the fourth quarter to fall below 10%. Because Home Equity Conversion Mortgages are insured by the federal government through the FHA, we believe that we have limited exposure to losses on these loans, although home price declines and a weak housing market have also affected the performance of this book.

Problem Loan Management and Foreclosure Prevention

Our problem loan management strategies are focused on keeping borrowers in their homes to minimize foreclosures, which advances our public mission and may also help in reducing our long-term credit losses. In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures and provide metrics regarding the performance of our loan workout activities.

We generally define single-family problem loans as loans that have been identified as being at imminent risk of payment default; early stage delinquent loans that are either 30 days or 60 days past due; and seriously delinquent loans, which are loans that are three or more monthly payments past due or in the foreclosure process. Unless otherwise noted, single-family delinquency data is calculated based on number of loans. We include conventional single-family loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. Percentage of book calculations are based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family guaranty book of business for which we have detailed loan level information.

Problem Loan Statistics

The following table displays the delinquency status of loans in our conventional single-family guaranty book of business (based on number of loans), average default rate and average loss severity as of the periods indicated.

Table 43:  Delinquency Status, Default Rate and Loss Severity of Conventional Single-Family Loans

	As of December 31,
	2009	2008	2007

As of period end:
Delinquency status:
30 to 59 days delinquent	2.46%	2.52%	2.11%
60 to 89 days delinquent	1.07	1.00	0.58
Seriously delinquent	5.38	2.42	0.98
Percentage of seriously delinquent loans more than 180 days past due	57.22	40.00	32.06
For the period ended:
Average default rate	1.07%	0.59%	0.32%
Average loss severity(1)	37	26	11

(1)	Excludes fair value losses to credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans.

Early Stage Delinquency

The prolonged and severe decline in home prices, coupled with continued high unemployment, caused an increase in the number of early stage delinquencies—loans that are less than three monthly payments past due—during 2008 compared with 2007. During 2009, early stage delinquencies decreased slightly but remain high. As a result, the potential number of loans at imminent risk of payment default will remain high.

Serious Delinquency

The number of loans that transitioned to seriously delinquent in 2009 increased substantially from 2008. In addition, the aging of our seriously delinquent loans has significantly increased. The following factors have contributed to the increase in the number of delinquent conventional single-family loans transitioning to seriously delinquent and to the extension in the period of time that loans are remaining seriously delinquent:

•	Declines in home prices lengthen the period of time that loans are seriously delinquent because a delinquent borrower may not have sufficient equity in the home to refinance or sell the property and recover enough proceeds to pay off the loan and avoid foreclosure.

•	High levels of unemployment are hampering the ability of many delinquent borrowers to cure delinquencies and return their loans to current status.

•	Loans in a trial-payment period under HAMP typically remain delinquent until the trial period is successfully completed and a final loan modification has been executed. When the final loan modification is executed, the loan status becomes current, but the loan will likely continue to be classified as a nonperforming loan as most of our recent modifications are TDRs.

•	Loan servicers are operating under our directive to delay foreclosure sales until they verify that borrowers are not eligible for HAMP modifications and other home retention and foreclosure-prevention alternatives have been exhausted.

•	A number of states have enacted laws to lengthen or impose other requirements that result in slowdowns in the legal processes for completing foreclosures.

In addition to the increase in the number of seriously delinquent conventional single-family loans, we observed a shift in the number of payments being made before a loan becomes seriously delinquent. As we have tightened our underwriting and eligibility standards, the percentage of loans transitioning to seriously delinquent within the first 12 months has significantly decreased. However, as weak economic and housing conditions persisted and unemployment remained high throughout 2009, there was an increase in the percentage of borrowers who had been making their payments for longer periods of time now becoming seriously delinquent. This factor has also contributed to the increase in the portion of our losses attributed to loans without higher risk characteristics, as discussed in “Consolidated Results of Operations—Credit-Related Expenses—Summary of Provision for Credit Losses and Combined Loss Reserve.”

Table 44 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the periods indicated for conventional single-family loans in our single-family guaranty book of business.

Table 44:  Serious Delinquency Rates

	As of December 31,
	2009		2008		2007
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Conventional single-family delinquency rates by geographic region:(1)
Midwest	16%	4.97%	16%	2.44%	17%	1.35%
Northeast	19	4.53	19	1.97	19	0.94
Southeast	24	7.06	25	3.27	25	1.18
Southwest	15	4.19	16	1.98	16	0.86
West	26	5.45	24	2.10	23	0.50

Total conventional single- family loans	100%	5.38%	100%	2.42%	100%	0.98%

Conventional single-family loans:
Credit enhanced	18%	13.51%	21%	6.42%	21%	2.75%
Non-credit enhanced	82	3.67	79	1.40	79	0.53

Total conventional single- family loans	100%	5.38%	100%	2.42%	100%	0.98%

(1)	See footnote 8 to Table 42 for states included in each geographic region.

The current economic environment, including the continued weakness in the housing market and high unemployment, has adversely affected the serious delinquency rates across our conventional single-family guaranty book of business. However, certain states, certain higher risk loan categories, such as Alt-A loans, subprime loans, loans with higher mark-to-market LTVs, and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and account for a disproportionate share of our credit losses. States in the Midwest have experienced prolonged economic weakness and California, Florida, Arizona and Nevada have experienced the most significant declines in home prices coupled with rising unemployment rates.

Table 45 below presents the conventional serious delinquency rates and other financial information as of the periods indicated for our single-family loans with some of these risk characteristics. The reported categories are not mutually exclusive. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A loans and certain other higher risk loan categories.

Table 45:	Conventional Single-Family Serious Delinquency Rate Concentration Analysis

	As of
	December 31, 2009				December 31, 2008				December 31, 2007
				Estimated				Estimated				Estimated
				Mark-to-				Mark-to-				Mark-to-
	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market
	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV
	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)

States:
Arizona	$76,073	3%	8.80%	100%	$77,728	3%	3.41%	86%	$73,261	3%	0.75%	64%
California	484,923	17	5.73	77	436,117	16	2.30	71	383,708	15	0.50	53
Florida	195,309	7	12.82	100	199,871	7	6.14	87	189,028	8	1.59	65
Nevada	34,657	1	13.00	123	35,787	1	4.74	98	33,995	1	1.20	70
Select Midwest states(2)	304,147	11	5.62	77	308,463	11	2.70	72	297,160	12	1.49	67
All other states	1,701,379	61	4.11	69	1,653,426	62	1.86	66	1,533,035	61	0.90	61
Product type:
Alt-A	248,311	9	15.63	92	290,778	11	7.03	81	311,404	12	2.15	69
Subprime	7,364	*	30.68	97	8,417	*	14.29	87	8,327	*	5.76	76
Vintages:
2006	292,184	11	12.87	97	372,254	14	5.11	85	430,845	17	1.74	74
2007	422,956	15	14.06	96	536,459	20	4.70	87	527,852	21	0.68	77
All other vintages	2,081,348	74	3.08	67	1,802,679	66	1.51	62	1,551,490	62	0.91	52
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	403,443	14	22.09	128	314,674	12	10.98	119	59,403	2	4.71	105
Select combined risk characteristics
Original LTV ratio > 90% and FICO score < 620	23,966	1	27.96	104	27,159	1	15.97	98	29,347	1	8.64	90

*	Percentage is less than 0.5%.

(1)	Second lien loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

We expect our conventional single-family serious delinquency rate to continue to be high in 2010 due to high unemployment and the prolonged downturn in the housing market; however, we expect the growth of our serious delinquency rate will moderate in 2010. We anticipate that the pace of loans transitioning out of serious delinquency status will increase as the number of foreclosures and problem loan workouts that we complete increases.

Management of Problem Loans

Early intervention for a potential or existing problem loan is critical to helping borrowers avoid foreclosure and stay in their homes. If a borrower does not make the required payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan management strategy includes payment collection and workout guidelines designed to minimize the number of borrowers who fall behind on their payment obligations and to prevent delinquent borrowers from falling further behind.

The efforts of our mortgage servicers are critical in keeping people in their homes, preventing foreclosures and providing homeowner assistance. We require our single-family servicers to pursue various resolutions of problem loans as an alternative to foreclosure, and we continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. We have substantially increased the number of personnel designated to work with our servicers. In addition, we have employees working on-site with our largest servicers.

Three key areas where our servicers play a critical role in implementing our foreclosure prevention initiatives are: (1) establishing contact with the borrower; (2) considering the borrower’s financial profile in identifying potential home retention strategies to reduce the likelihood that the borrower will re-default; and (3) in the event that there is not a suitable home retention strategy available, offering a viable foreclosure alternative to the borrower.

Loan Workout Metrics

During 2009 we announced clarifications and changes to our servicing policies that give servicers additional flexibility in the foreclosure prevention process. These changes include allowing servicers, if appropriate, to extend the forbearance period, increase the length of repayment plan terms, and begin earlier intervention of foreclosure prevention efforts. We also made changes in 2008 to the documents that govern our single-family trusts. These changes, which are intended to facilitate the workout process on loans included in trusts governed by these trust documents, became effective January 1, 2009.

We refer to actions taken by servicers with borrowers to resolve the problem of existing or potential delinquent loan payments as “workouts.” Our loan workouts reflect our various types of home retention strategies, including loan modifications, repayment plans, forbearance, and HomeSaver Advance loans. If we are unable to provide a viable home retention option, we provide foreclosure avoidance alternatives that include preforeclosure sales or acceptance of deeds-in-lieu of foreclosure. The existence of a second lien may limit our ability to provide borrowers with loan workout options, including foreclosure avoidance alternatives.

During 2009, we experienced a significant shift in our approach to workouts to address the increasing number of borrowers facing long-term, rather than short-term, financial hardships. While it has always been our objective to help borrowers retain their homes, prior to 2009, our workout solutions focused on borrowers after the hardship that caused them to be delinquent on their mortgage obligation had been resolved. These solutions included (1) loan modifications that capitalized the delinquent principal and interest payments and/or extended the term of the loan, or (2) a personal loan, called a HomeSaver Advance and described in greater detail below, used to cover the delinquent principal and interest. When a home retention solution was not available, the borrower would sell the property as a means of paying off the entire mortgage obligation as the value of the property was generally in excess of their mortgage obligation.

During 2009, the prolonged economic stress and high levels of unemployment hindered the efforts of many delinquent borrowers to bring their loans current. Borrowers have become increasingly in need of workout solutions prior to the resolution of the hardships that are causing their mortgage delinquency. Furthermore, as a result of the severe decline in home prices, many borrowers do not have the ability to sell their property and pay off their mortgage obligation to resolve their delinquency because their mortgage obligation is more than the current value of their property. In response to this need, we have continued to look for ways to help borrowers keep their homes. For instance, our loan modifications during 2009 have concentrated on lowering or deferring borrowers’ monthly mortgage payments for a predetermined period of time to allow borrowers to work through the hardships. In addition, as a means of reducing the cost and stigma associated with foreclosure, there has been greater focus on alternatives to foreclosure for borrowers who are unable to retain their homes.

In March 2009, we implemented HAMP, a modification initiative under the Making Home Affordable Program. Intended to be uniform across servicers, HAMP is aimed at helping borrowers whose loan is either currently delinquent or is at imminent risk of default. HAMP modifications can include reduced interest rates, term extensions, and/or principal forbearance to bring the monthly payment down to 31% of the borrower’s gross (pre-tax) income. We require that servicers first evaluate borrowers for eligibility under HAMP before considering other workout options or foreclosure. By design, not all borrowers facing foreclosure will be eligible for a HAMP modification. As a result, we are working with servicers to ensure that borrowers who do not qualify for HAMP or who fail to successfully complete the HAMP required trial period are provided with alternative home retention options or a foreclosure avoidance alternative.

Table 46 provides statistics on our single-family loan workouts, by type, for periods indicated. These statistics do not include trial modifications under HAMP or repayment and forbearance plans that have been initiated but not completed.

Table 46:  Statistics on Single-Family Loan Workouts

	For the Year Ended December 31,
	2009		2008		2007
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications	$18,702	98,575	$5,119	33,388	$3,342	26,466
Repayment plans and forbearances completed(1)	2,930	22,948	936	7,892	904	7,955
HomeSaver Advance first-lien loans	6,057	39,199	11,196	70,967	—	—

	$27,689	160,722	$17,251	112,247	$4,246	34,421

Foreclosure alternatives:
Preforeclosure sales	$8,457	36,968	$2,212	10,355	$415	2,720
Deeds-in-lieu of foreclosure	491	2,649	252	1,341	97	664

	$8,948	39,617	$2,464	11,696	$512	3,384

Total loan workouts	$36,637	200,339	$19,715	123,943	$4,758	37,805

Loan workouts as a percentage of single-family guaranty book of business(2)	1.26%	1.10%	0.70%	0.68%	0.18%	0.21%

(1)	For the year ended December 31, 2009, repayment plans reflected those plans associated with loans that were 60 days or more delinquent. For the years ended December 31, 2008 and 2007, repayment plans reflected those plans associated with loans that were 90 days or more delinquent. If we had included repayment plans associated with loans that were 60 days or more delinquent for the years ended December 31, 2008 and 2007, the unpaid principal balance that had repayment plans and forbearances completed would have been $2.8 billion and $2.1 billion, respectively, and the number of loans that had repayment plans and forbearances completed would have been 22,337 and 17,926, respectively.

(2)	Represents total loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of each year.

We increased the level of workout volume in 2009, through workouts initiated through our foreclosure prevention efforts. Loan modifications more than doubled from the volumes in 2008 as the number of borrowers who were experiencing significant adverse changes in their financial condition increased. Consequently we reduced the number of HomeSaver Advance loans we purchased because we require that all potential loan workouts first be evaluated under HAMP before being considered for other alternatives. We also agreed to an increasing number of preforeclosure sales and accepted a higher number of deeds-in-lieu of foreclosure during 2009 as a growing number of borrowers were adversely affected by the weak economy.

Loan modifications involve changes to the original mortgage terms such as product type, interest rate, amortization term, maturity date and/or unpaid principal balance. Modifications include TDRs, which are restructurings of mortgage loans in which a concession is granted to the borrower and is the only form of modification in which we do not expect to collect the full original contractual principal and interest due under the loan. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. As discussed above and in greater detail below, the profile of the modifications completed during 2009 has shifted from those completed prior to 2009.

Because we did not begin implementing HAMP until March 2009 and servicers required time to execute the program, the majority of workouts and loan modifications performed during 2009 were not made under HAMP and the number of trial modifications initiated under this program was relatively small until the third and fourth quarters of 2009. As shown in “Table 16: Impairments and Fair Value Losses in HAMP”, during 2009, we initiated approximately 333,000 trial modifications under HAMP, as well as other loan modifications, repayment and forbearance plans. However, it is difficult to predict how many of these trial modifications and initiated plans will be completed. There have been only a limited number of permanent HAMP modifications because the program entails at least a three month trial period. During this trial period, the loan servicer evaluates the borrower’s ability to make the required modified loan payment and collects all required documentation before making the modification effective. The inability to obtain proper documentation from borrowers who had entered into a trial modification was a significant factor in the low number of modifications that have become permanent under HAMP. Accordingly, the majority of workouts and loan modifications performed during 2009 were not made under HAMP. In a February 2010 announcement, as directed by Treasury, servicers are required to conduct a full verification of a borrower’s eligibility prior to offering a HAMP trial period plan. This is effective for all HAMP trial period plans with effective dates on or after June 1, 2010.

Introduced in 2008, HomeSaver Advance serves as a foreclosure prevention tool early in the delinquency cycle and does not conflict with our MBS trust requirements because it allows borrowers to cure their payment defaults without modifying their mortgage loans. HomeSaver Advance allows servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments relating to their mortgage loan, generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first lien loan. We record HomeSaver Advance loans at their estimated fair value at the date we purchase these loans from servicers; to the extent the acquisition cost exceeds the estimated fair value, we record either an impairment or a fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquire the loans. The aggregate unpaid principal balance and carrying value of our HomeSaver Advances were $324 million and $1 million as of December 31, 2009, compared with $461 million and $8 million as of December 31, 2008. Approximately 22% of the first lien mortgage loans associated with HomeSaver Advance purchased during 2008 were current or had paid off as of nine months following the funding date of the unsecured HomeSaver Advance loan.

Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first lien mortgage obligation, our servicers work with a borrower to sell their home prior to foreclosure in a preforeclosure sale or accept the deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer. These alternatives are designed to reduce our credit losses while helping borrowers avoid the pressure and stigma associated with a foreclosure.

Given the continued increase in the number of loans at risk of foreclosure, we remain focused on our goals to minimize our credit losses and help borrowers stay in their homes. As such, we expect to increase the number of loan workouts in 2010 including modifications both under HAMP and outside the program. We also expect to increase foreclosure alternatives in those instances that borrowers are unable to remain in their homes. We expect to continue to look for additional solutions to help borrowers stay in their homes and avoid foreclosure.

In an effort to keep people in their homes, we experienced a shift in loan modification type during 2009 and 2008. Table 47 below displays the types of loan modifications provided to borrowers for 2009, 2008 and 2007.

Table 47:  Loan Modification Profile

	2009	2008	2007

Term extension, interest rate reduction, or combination of both(1)	93%	57%	52%
Initial reduction in the monthly payment(2)	87	38	9
Estimated mark-to-market LTV ratio > 100%	47	22	8
Troubled debt restructurings	92	60	43

(1)	Reported statistics for term extension, interest rate reduction or the combination of both for 2009 and 2008 include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

The vast majority of our 2009 and 2008 loan modifications were designed to help distressed borrowers by reducing the borrower’s monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both. Prior to 2008, the majority of our loan modifications did not result in economic concessions to the borrower.

A significant portion of our modifications pertain to loans with a mark-to-market LTV ratio greater than 100%, because the average serious delinquency rate for these loans has been substantially higher than our overall average single-family serious delinquency rate and because these borrowers are unable to sell their homes as their mortgage obligation is greater than the value of their homes. As of December 31, 2009, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 22%, compared with our overall average single-family serious delinquency rate of 5.38%. These loans represented approximately 47% of the modifications that we made during 2009, compared with 22% for 2008 and 8% for 2007.

Approximately 48% of loans modified during the first and second quarters of 2009 were current or had paid off as of six months following the loan modification date. Approximately 37% of loans modified during 2008 were current or had paid off as of six months following the loan modification date. As we have focused our efforts on distressed borrowers, who are experiencing current economic hardship, the short term performance of our workouts may not be indicative of long term performance. We believe the performance of our 2008 and 2009 workouts will be highly dependent on economic factors, such as unemployment rates and home prices.

There is significant uncertainty regarding the ultimate long-term success of our current modification efforts because of the pressures on borrowers and household wealth caused by declines in home values and the stock market and high unemployment. Modifications may also not be sufficient to help borrowers with second liens and significant non-mortgage debt obligations. However, as we complete an increasing number of loan modifications, we are able to reduce the current stress on our servicers by reducing the number of seriously delinquent loans they are required to manage. If a borrower defaults on a loan modification, we require our servicer to work with the borrower to cure the modified loan, or if that is not feasible, evaluate the borrower for any other available foreclosure prevention alternatives prior to commencing foreclosure proceedings. If a borrower defaults on a loan modification executed under HAMP, they are not eligible for another HAMP modification. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 48 compares our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 48:  Single-Family Foreclosed Properties

	For the Year Ended December 31,
	2009	2008	2007

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	63,538	33,729	25,125
Acquisitions by geographic area:(2)
Midwest	36,072	30,026	20,303
Northeast	7,934	5,984	3,811
Southeast	39,302	24,925	12,352
Southwest	31,197	18,340	9,942
West	31,112	15,377	2,713

Total properties acquired through foreclosure	145,617	94,652	49,121
Dispositions of REO	(123,000)	(64,843)	(40,517)

End of period inventory of single-family foreclosed properties (REO)(1)	86,155	63,538	33,729

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$8,466	$6,531	$3,440

Single-family foreclosure rate(4)	0.80%	0.52%	0.28%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 8 to Table 42 for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family guaranty book of business as of the end of each respective period.

Despite the increase in our foreclosure rate during 2009, foreclosure levels were lower than what they otherwise would have been because of our foreclosure moratoria and directive to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for HAMP modifications and all other foreclosure prevention alternatives have been exhausted. During 2008 and 2009, we significantly increased our REO sales staff as part of our efforts to sell our inventory of foreclosed properties and reduce the costs associated with these properties. However, the weak economy and rise in unemployment rates, as well as the decline in home prices on a national basis, have resulted in an increase in the percentage of our mortgage loans that transition from delinquent to foreclosure status and significantly reduced the values of our foreclosed single-family properties. As shown in Table 49 we have experienced a disproportionate share of defaults, particularly within certain states that have had significant home price depreciation and Alt-A loans.

Table 49:  Single Family Acquired Property Concentration Analysis

	As of	For The Year Ended	As of	For The Year Ended	As of	For The Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Percentage of		Percentage of		Percentage of
	Percentage of	Properties	Percentage of	Properties	Percentage of	Properties
	Book	Acquired	Book	Acquired	Book	Acquired
	Outstanding(1)	by Foreclosure(2)	Outstanding(1)	by Foreclosure(2)	Outstanding(1)	by Foreclosure(2)

States:
Arizona, California, Florida and Nevada	28%	36%	27%	27%	27%	10%
Illinois, Indiana, Michigan and Ohio	11	20	11	25	12	34
Product Type:
Alt-A	9	31	11	31	12	22

(1)	Percentage calculated based on unpaid principal balance as of the end of each period.

(2)	Calculated based on number of properties acquired through foreclosure during the year divided by total number of properties acquired through foreclosure.

Although we have expanded our loan workout initiatives to keep borrowers in their homes, we expect our foreclosures to increase in 2010 as a result of the adverse impact that the weak economy and high unemployment have had and are expected to have on the financial condition of borrowers.

Multifamily Mortgage Credit Risk Management

The credit risk profile of our multifamily mortgage credit book of business is influenced by, among other things, the structure of the financing; the type and location of the property; the condition and value of the property; the financial strength of the borrower and lender; market and sub-market trends and growth; and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

While our multifamily mortgage credit book of business includes all of our multifamily mortgage-related assets, both on-and off-balance sheet, our guaranty book of business excludes non-Fannie Mae multifamily mortgage-related securities held in our portfolio for which we do not provide a guaranty. Our multifamily guaranty book of business consists of multifamily mortgage loans held in our mortgage portfolio; Fannie Mae MBS held in our portfolio or by third parties; and other credit enhancements that we provide on mortgage assets. The following credit risk management discussion pertains to our multifamily guaranty book of business.

The credit statistics reported below, unless otherwise noted, pertain only to a specific portion of our multifamily guaranty book of business—generally the portion for which we have access to detailed loan-level information. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. The portion of our multifamily guaranty book of business for which we have detailed loan level-information constituted over 98% and 99% of our total multifamily guaranty book as of December 31, 2009 and 2008, respectively. See “Risk Factors” where we discuss the additional risks to us if one or more parties in a mortgage transaction engages in fraud by misrepresenting facts about a mortgage loan.

Multifamily Acquisition Policy and Underwriting Standards

Our HCD business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Many of our agreements delegate the underwriting decisions to the lender, principally through our Delegated Underwriting and Servicing, or DUS®, program. Loans delivered to us by DUS lenders and their affiliates represented approximately 81% of our multifamily guaranty book of business as of December 31, 2009 compared with 87% as of December 31, 2008.

We use various types of credit enhancement arrangements for our multifamily loans, including lender risk sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: either (1) they bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit or (2) they agree to share with us up to one-third of the credit losses on an equal basis. Other lenders typically share or absorb credit losses up to a negotiated percentage of the loan or the pool balance.

As a result, our credit-enhanced loans typically account for a smaller proportion of our multifamily credit losses compared with their share of our seriously delinquent loans.

Multifamily Portfolio Diversification and Monitoring

Diversification within our multifamily mortgage credit book of business and equity investments business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangements is an important factor that influences credit quality and performance and helps reduce our credit risk.

The weighted average original LTV ratio for our multifamily mortgage credit book of business was 67% for each year ended 2009, 2008 and 2007. The percentage of our multifamily mortgage credit book of business with an original LTV ratio greater than 80% was 5% for each year ended 2009 and 2008 and 6% for year ended 2007. We present the current risk profile of our multifamily guaranty book of business in “Note 7, Financial Guarantees and Master Servicing.”

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

For our investments in multifamily loans, the primary asset management responsibilities are performed by our DUS and other multifamily lenders. Similarly, for many of our equity investments, the primary asset management is performed by our syndicators, our fund advisors, our joint venture partners or other third parties. We periodically evaluate the performance of our third-party service providers for compliance with our asset management criteria.

Problem Loan Management and Foreclosure Prevention

Increased vacancy rates and declining rental income and net operating income, due to weak economic conditions and reduced liquidity in the financial markets, has caused increases in our multifamily serious delinquency rate and the level of foreclosures. In response to the increase in the number of multifamily problem loans, we have further tightened our underwriting standards and implemented more proactive portfolio management and monitoring. In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures and provide metrics that are useful in evaluating the performance of our loan workout activities.

Problem Loan Statistics

Table 50 provides a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We calculate multifamily serious delinquency rates based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our total multifamily guaranty book of business. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 50:  Multifamily Serious Delinquency Rates

	As of December 31,
	2009		2008		2007
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Multifamily loans:
Credit enhanced	89%	0.54%	86%	0.26%	88%	0.06%
Non-credit enhanced	11	1.33	14	0.54	12	0.22

Total multifamily loans	100%	0.63%	100%	0.30%	100%	0.08%

The increase in our multifamily serious delinquency rate is attributable to the weakness in the economy, which initially had a negative impact on smaller borrowers, but more recently has also begun to impact large balance loans, or loans with an originating loan size of over $25 million. As the continued weak economic conditions begin to impact our larger borrowers, our risk of loss increases.

Our 2007 loan acquisitions, which represented approximately 24% of our multifamily guaranty book of business as of December 31, 2009, but accounted for approximately 48% of our multifamily serious delinquency rate, have been a significant driver of the increase in our multifamily serious delinquency rate. Although our 2007 loan acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of the multifamily housing values. This vintage continues to show stress as a result of weak economic conditions, lack of liquidity in the market and significant decline in property values.

REO Management

Foreclosure and REO activity affects the level of credit losses. Table 51 compares our multifamily REO balances for the periods indicated.

Table 51:	Multifamily Foreclosed Properties

	As of December 31,
	2009	2008	2007

Number of multifamily foreclosed properties (REO)	73	29	9

Carrying value of multifamily foreclosed properties (dollars in millions)	$265	$105	$43

As discussed above, our multifamily foreclosed property inventory increase reflects the continuing stress on our multifamily guaranty book of business due to weak economic conditions and lack of liquidity in the market.

Institutional Counterparty Credit Risk Management

We rely on our institutional counterparties to provide services and credit enhancements, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts, that are critical to our business. Institutional counterparty risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.

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

Unfavorable financial market conditions during 2008 and 2009 have adversely affected the liquidity and financial condition of many of our institutional counterparties, which has significantly increased the risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons. Although we believe that government actions to provide liquidity and other support to specified financial market participants has initially helped and may continue to help improve the financial condition and liquidity position of a number of our institutional counterparties, there can be no assurance that these actions will continue to be effective or will be sufficient. As described in “Risk Factors,” the financial difficulties that our institutional counterparties are experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us.

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

On September 22, 2009, we filed a proof of claim as a creditor in the bankruptcy case of Lehman Brothers Holdings, Inc., which filed for bankruptcy in September 2008. The claim of $8.9 billion included losses we incurred in connection with the termination of our outstanding derivatives contracts with a subsidiary of Lehman Brothers, federal securities law claims related to Lehman Brothers private label securities and notes held in our cash and other investments portfolio, losses arising under certain REMIC and grantor trust transactions, and mortgage loan repurchase obligations. A contingent claim of $6.9 billion was also included, primarily relating to a large multifamily transaction. However, based on Lehman Brothers’ financial condition, we believe we will receive only a portion of these claims.

On December 11, 2009, the House of Representatives passed legislation that would significantly alter the current regulatory framework applicable to the financial services industry, with enhanced and more comprehensive regulation of financial firms and markets. If that bill or similar legislation is implemented, it will result in increased supervision and more comprehensive regulation of our counterparties, which may have a significant impact on our counterparty risk. See “Risk Factors—Structural and regulatory changes in the financial services industry may negatively impact our business.”

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

Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 80% of our single-family mortgage credit book of business as of December 31, 2009 compared with 81% as of December 31, 2008. Our largest mortgage servicer is Bank of America Corporation, which, together with its affiliates, serviced approximately 27% of our single-family mortgage credit book of business as of both December 31, 2009 and 2008. In addition, we had two other mortgage servicers, Wells Fargo and JP Morgan Chase & Co., that, with their affiliates, each serviced over 10% of our single-family mortgage credit book of business as of December 31, 2009. Wells Fargo and PNC, with their affiliates, each serviced over 10% of our multifamily mortgage credit book of business as of December 31, 2009. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

Due to the economic recession that began in December 2007 and the continuing weak economy, the financial condition and performance of many of our mortgage servicers has deteriorated, with several experiencing ratings downgrades and liquidity constraints, however, during 2009, our primary mortgage servicer counterparties have generally continued to meet their obligations to us. The growth in the number of delinquent loans on their books of business may negatively affect the ability of these counterparties to continue to meet their obligations to us in the future. We are also relying on our mortgage servicers to play a significant role in our homeownership assistance programs; the broad scope of some of these programs, as well as the recent economic challenges in the market, may limit their capacity to support these programs.

Our mortgage servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, if it is determined that the mortgage loan did not meet our underwriting and eligibility requirements or if mortgage insurers rescind coverage. Beginning in 2008, there was a substantial increase in the amount of repurchase and reimbursement requests that we made to our mortgage servicers, of which a small amount remain outstanding. For 2009, we continued to see an increase in the amount of repurchase and reimbursement requests. The amount of our outstanding repurchase and reimbursement requests from 2009 is increasing primarily due to (1) increases in the number of our delinquent and defaulted mortgage loans, which has resulted in a corresponding increase in the number of these mortgage loans that we review for compliance with our requirements, and (2) significant increases in the number of mortgage loans for which mortgage insurance coverage has been rescinded. We expect the amount of our outstanding repurchase and reimbursement requests to remain high throughout 2010.

We continue to work with our mortgage servicers to fulfill these outstanding repurchase and reimbursement requests; however, as the volume of servicer repurchases and reimbursements increases, the risk increases that affected servicers will not be able to meet the terms of their repurchase and reimbursement obligations and we may be unable to recover on all outstanding loan repurchase and reimbursement obligations resulting from breaches of seller representations and warranties. If a significant servicer counterparty, or a number of servicer counterparties, fails to fulfill its repurchase and reimbursement obligations to us, it could result in a substantial increase in our credit losses and have a material adverse effect on our results of operations and financial condition.

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

We also are exposed to the risk that a mortgage servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud. See “Risk Factors” for additional discussion on risks of mortgage fraud we are exposed to.

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

Mortgage Insurers

We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $106.5 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2009, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2009. Primary mortgage insurance represented $99.6 billion of this total, and pool mortgage insurance was $6.9 billion. We had total mortgage insurance coverage risk in force of $118.7 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2008, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2008. Primary mortgage insurance represented $109.0 billion of this total, and pool mortgage insurance was $9.7 billion.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and condition of mortgage insurers. Since January 1, 2009, Standard & Poor’s, Fitch and Moody’s have downgraded, in some cases more than once, the insurer financial strength ratings of each of our top seven mortgage insurer counterparties that continue to be rated. As a result of the downgrades, these mortgage insurer counterparties’ current insurer financial strength ratings are below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. Due to these downgrades, we have begun to primarily rely on our internal credit ratings when assessing our exposure to a counterparty.

Our rating structure is based on a scale of 1 to 8. A rating of 1 represents a counterparty that we view as having excellent credit quality. We consider the credit quality of an 8 to be poor. These internal ratings, which reflect our views of a mortgage insurer’s claims paying ability, are based primarily on an assessment of the mortgage insurer’s capital adequacy and liquidity. These assessments conducted in making our credit quality determinations involve in-depth credit reviews of each mortgage insurer, a comprehensive analysis of the mortgage insurance sector, stress analyses of the insurer’s portfolio, discussions with the insurer’s management, the insurer’s plans to maintain capital within the insuring entity and our views on macroeconomic variables which impact a mortgage insurer’s estimated future paid losses, such as changes in home prices and changes in interest rates. From time to time, we may also discuss its situation with the rating agencies.

Table 52 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of December 31, 2009. These mortgage insurers provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of December 31, 2009.

Table 52:  Mortgage Insurance Coverage

	As of December 31, 2009
	Maximum Coverage(2)
Counterparty:(1)	Primary	Pool	Total
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$23,580	$2,230	$25,810
Radian Guaranty, Inc.	15,802	514	16,316
Genworth Mortgage Insurance Corporation	15,574	377	15,951
United Guaranty Residential Insurance Company	14,733	260	14,993
PMI Mortgage Insurance Co.	13,375	872	14,247
Republic Mortgage Insurance Company	10,856	1,501	12,357
Triad Guaranty Insurance Corporation	3,520	1,108	4,628
CMG Mortgage Insurance Company(3)	1,967	—	1,967

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Insurance Society.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. A number of our mortgage insurers have publicly disclosed that they may exceed the state-imposed risk-to-capital limits under which they operate some time during 2010 and they may not have access to sufficient capital to continue to write new business in accordance with state regulatory requirements. Several mortgage insurers have approached us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities. The restructurings are intended to provide relief from risk-to-capital limits in certain states. We have engaged in discussions with these mortgage insurers to determine if, and how, any restructuring may provide the intended relief and permit a mortgage insurer to continue to serve the market by writing mortgage insurance and fulfill existing obligations to us with respect to risk in force. In those cases where a restructuring provides the intended relief and we have received assurances from the mortgage insurer and/or the relevant state regulatory authority that the restructuring will not materially affect existing claims paying abilities, we may conditionally approve these affiliated mortgage writing entities, as we did with Mortgage Guaranty Insurance Corporation’s affiliated mortgage insurance writing entity, MGIC Indemnity Corporation.

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

Triad Guaranty Insurance Corporation ceased issuing commitments for new mortgage insurance and began to run-off its existing business in July 2008. In April 2009, Triad received an order from its regulator that changes the way it will pay all policyholder claims. Under the order, all valid claims under Triad’s mortgage guaranty insurance policies will be paid 60% in cash and 40% by the creation of a deferred payment obligation. Triad began paying claims through this combination of cash and deferred payment obligations in June 2009. When, and if, Triad’s financial position permits, Triad’s regulator will allow Triad to begin paying its deferred payment obligations and/or increase the amount of cash Triad pays on claims.

When we estimate the credit losses that are inherent in our mortgage loan portfolio and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We adjust the contractually due recovery amount to ensure that only amounts which are probable of collection as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves.

As of December 31, 2009, our Allowance for loan losses of $10.5 billion and Reserve for guaranty losses of $54.4 billion incorporated an estimated recovery amount of approximately $16.3 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $18.5 billion as of December 31, 2009 and an adjustment of approximately $2.2 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

For loans that are collectively evaluated for impairment, we estimate the portion of our incurred loss that we expect to recover from each of our mortgage insurance counterparties based on the losses that have been incurred, the contractual mortgage insurance coverage, and an estimate of each counterparty’s resources available to pay claims to Fannie Mae. An analysis by our Counterparty Risk division determines whether, based on all the information available to the company, any counterparty is considered probable to fail to meet their obligations in the next 30 months. This period is consistent with the amount of time over which claims related to losses incurred today are expected to be paid. If that separate analysis finds a counterparty is probable to fail, we then reserve for the shortfall between incurred claims and estimated resources available to pay claims to Fannie Mae.

For loans that have been determined to be individually impaired, we calculate a net present value of the expected cash flows for each loan to determine the level of impairment. These expected cash flow projections include proceeds from mortgage insurance, that are based, in part, on the internal credit ratings for each of our mortgage insurance counterparties. Specifically, for loans insured by a mortgage insurer with a poorer credit rating, our cash flow projections include fewer proceeds from the insurer.

As described above, our methodologies for individually and collectively impaired loans differ as required by GAAP, but both consider the ability of our counterparties to pay their obligations in a manner that is consistent with each methodology. As the loans individually assessed for impairment consider the life of the loan, we use the noted risk ratings to adjust the loss severity in our best estimates of future cash flows. As the loans collectively assessed for impairment only look to the probable payments we would receive associated with our loss emergence period, we use the noted shortfall to adjust the loss severity.

When an insured loan held in Fannie Mae’s mortgage portfolio subsequently goes into foreclosure, Fannie Mae charges off the loan, eliminating any previously-recorded loss reserves, and records real-estate owned and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. We had outstanding receivables from mortgage insurers of $2.5 billion as of December 31, 2009 and $1.1 billion as of December 31, 2008, related to amounts claimed on insured, defaulted loans that we have not yet received. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $51 million as of December 31, 2009 and $8 million as of December 31, 2008 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of

December 31, 2009 and 2008. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $3.6 billion for the year ended December 31, 2009 and $1.8 billion for the year ended December 31, 2008. The proceeds received in 2009 include lump-sum payments of $668 million received from the cancellation and restructurings of some of our mortgage insurance coverage.

For individually impaired loans, our internal credit ratings for mortgage insurer counterparties impact our expected cash flow projections for those loans. Specifically, for loans insured by a mortgage insurer with a poorer credit rating, our cash flow projections include fewer proceeds from the insurer. We calculate a net present value of the expected cash flow projections of each loan to determine the level of impairment, which is included in our allowance for loan losses or reserve for guaranty losses. Also, as our internal credit ratings of our mortgage insurer counterparties decrease, we reduce the amount of benefits we expect to receive from the insurance they provide, which in turn increases the fair value of our guaranty obligation.

Except for Triad’s claims included in their deferred payment obligations discussed above, our mortgage insurer counterparties have continued to pay claims owed to us. Our mortgage insurer counterparties have significantly increased the number of mortgage loans for which they have rescinded coverage. In those cases where the mortgage insurance was obtained to meet our Charter requirements or where we independently agree with the materiality of the finding that was the basis for the rescission, we generally require the servicer to repurchase the loan or indemnify us against loss.

Besides evaluating their condition to assess whether we have incurred probable losses in connection with our coverage, we also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Except for Triad, as of February 26, 2010, our mortgage insurer counterparties remain qualified to conduct business with us. However, based on our evaluation of them, we may impose additional terms and conditions of approval on some of our mortgage insurers, including: limiting the volume and types of loans they may insure for us; requiring them to obtain our consent prior to providing risk sharing arrangements with mortgage lenders; and requiring them to meet certain financial conditions, such as maintaining a minimum level of policyholders’ surplus, a maximum risk-to-capital ratio, a maximum combined ratio, parental or other capital support agreements and limitations on the types and volumes of certain assets that may be considered as liquid assets. During 2009, we received an application from, Essent Guaranty, Inc., a new mortgage insurer, requesting eligibility to do business with us. We announced the approval of that application on February 18, 2010. By increasing the number of counterparties with which we do business, we would reduce the concentration of our counterparty exposure.

From time to time, we may enter into negotiated transactions with mortgage insurer counterparties pursuant to which we agree to cancel or restructure insurance coverage, in excess of Charter requirements, in exchange for a fee. For example, in the third and fourth quarters of 2009, we agreed to cancel and restructure mortgage insurance coverage provided by a mortgage insurer counterparty on a number of mortgage pools in exchange for a fee that represented an acceleration of, and discount on, claims to be paid pursuant to the coverage. As these insurance cancellations and restructurings provide our counterparties with capital relief and provide us with cash in lieu of future claims that the counterparty may not be able to pay, thereby reducing our future credit exposure, we anticipate negotiating additional insurance coverage restructurings in 2010.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high loan-to-value ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with loan-to-value ratios over 80% at the time of purchase. Approximately 22% of our conventional single-family business volume for 2008 consisted of loans with a loan-to-value ratio higher than 80% at the time of purchase. For 2009, these loans accounted for 10% our single-family business volume.

In connection with HARP, we are generally able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these refinanced loans with updated loan-to-value ratios above 80% may have no mortgage insurance or less insurance than we would otherwise require for a loan not originated under this program. Unless our regulator grants our request for an extension of this flexibility for loans originated through June 2011, under the terms of HARP, we will no longer have the flexibility to accept loans, originated after June 10, 2010, that do not meet our charter required credit enhancements.

Financial Guarantors

We were the beneficiary of financial guarantees totaling $9.6 billion as of December 31, 2009 and $10.2 billion as of December 31, 2008, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees obtained from Freddie Mac, the federal government and its agencies that totaled $51.3 billion as of December 31, 2009 and $43.5 billion as of December 31, 2008.

Nine financial guarantors provided bond insurance coverage to us as of December 31, 2009. Only one of the financial guarantors had an investment grade rating while the others were rated below investment grade. Most of these financial guarantors experienced material adverse changes to their financial condition during 2009 because of significantly higher claim losses which have impaired their claims paying ability. Although none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts, based on the stressed financial condition of our financial guarantor counterparties, we believe that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future. For the year ended December 31, 2009, we recognized other-than-temporary impairments of $293 million related to securities for which we had obtained financial guarantees. See “Consolidated Balance Sheet Analysis—Trading and Available-for-Sale Investment Securities—Investments in Private-Label Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities and municipal bonds.

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

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $18.3 billion as of December 31, 2009 and $24.2 billion as of December 31, 2008. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $28.7 billion as of December 31, 2009 and $27.2 billion as of December 31, 2008.

Unfavorable market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) decreased to 45% as of December 31, 2009 from 50% as of December 31, 2008. The percentage of these recourse obligations to lender counterparties rated below investment grade increased to 22% as of December 31, 2009, from 13% as of December 31, 2008. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which decreased to 33% as of December 31, 2009 from 36% as of December 31, 2008. Given the stressed financial condition of many of our lenders with risk sharing, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations. In addition, in September 2008 we began requiring that single-family lenders taking on recourse obligations to us have a minimum credit rating of AA- or provide us with equivalent credit enhancement.

Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS® program, which is comprised of multiple lenders that span the spectrum from large sophisticated banks to smaller independent multifamily lenders. Given the recourse nature of the DUS program, these lenders are bound by higher eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral with us to support a portion of the lenders’ loss sharing obligations. To help ensure the level of risk that is being taken with these lenders remains appropriate, we actively monitor the financial condition of these lenders.

Several of our DUS lenders and their parent companies have come under stress due to overall market conditions, including Capmark Finance Inc. (“Capmark”). Capmark along with its parent and various other affiliates, filed for Chapter 11 bankruptcy protection on October 25, 2009. On December 11, 2009, via the bankruptcy Section 363 auction process, Capmark’s mortgage origination and servicing assets, including its Fannie Mae portfolio, were acquired by Berkadia Commercial Mortgage LLC. While the Capmark debt portfolio will continue with an active DUS lender, we continue to have exposure to at least one other bankrupt Capmark affiliated entity which manages our investment in several LIHTC funds. At this time, it is too early to determine what, if any, impact the bankruptcy may have on us but any action taken, including a sale, that affects our investment requires our consent.

Custodial Depository Institutions

A total of $51.0 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2009 and a total of $28.8 billion in deposits for single-family payments were received and held by 298 institutions in the month of December 2008. Of these total deposits, 95% as of December 31, 2009 and 96% as of December 31, 2008 were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch. Our ten largest custodial depository institutions held 93% of these deposits as of both December 31, 2009 and 2008.

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

Due to the challenging market conditions, several of our custodial depository counterparties experienced ratings downgrades and liquidity constraints. In response, during 2008 we began reducing the aggregate amount of our funds permitted to be held with these counterparties, requiring more frequent remittances of funds, and moving funds held with our largest counterparties from custodial accounts to trust accounts that would provide more protection to us in the event of the insolvency of a depository or servicer. In late 2008 and 2009, changes in FDIC rules substantially lowered our counterparty exposure relating to principal and interest payments held on our behalf in custodial depository accounts. These rules are effective through December 2013.

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

Our cash and other investments portfolio which totaled $69.4 billion as of December 31, 2009, included $45.8 billion of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions, of which approximately 92% were with issuers which had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s and Fitch ratings. As of December 31, 2008, our cash and other investments portfolio totaled $93.0 billion and included $56.7 billion of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions, of which approximately 93% were with issuers which had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s and Fitch ratings.

Due to the economic recession that began in December 2007 and the continuing weak economy, substantially all of the issuers of non-mortgage related securities in our cash and other investments portfolio have experienced financial difficulties, ratings downgrades and/or liquidity constraints, which have significantly reduced the market value and liquidity of these investments, and we could experience further losses relating to these securities. We no longer purchase these non-mortgage-related securities and intend to either continue to sell them from time to time as market conditions permit or allow them to mature, depending on which alternative we believe will deliver a better economic return.

We monitor the credit risk position of our cash and other investments portfolio by duration and rating level. In addition, we monitor the financial position and any downgrades of these counterparties. The outcome of our monitoring could result in a range of events, including selling some of these investments. During 2009, we have reduced the number of counterparties in our cash and other investments portfolio. If one of our primary cash and other investments portfolio counterparties fails to meet its obligations to us under the terms of the securities, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist. Derivatives in a gain position are reported in our consolidated balance sheets as “Derivative assets at fair value.”

We present our credit loss exposure for our outstanding risk management derivative contracts, by counterparty credit rating, as of December 31, 2009 and 2008 in “Note 10, Derivative Instruments and Hedging Activities.” We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

We also manage our exposure to derivatives counterparties by requiring collateral in specified instances. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Cash collateral posted to us prior to July 2009 and non-cash collateral posted to us at any time is held and monitored daily by a third-party custodian. Since July 2009, cash collateral posted to us is held and monitored by us and transacted through a third party. We analyze credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes. In the case of a bankruptcy filing by an interest rate or foreign currency derivative counterparty or other default by the counterparty under the derivative contract, we would have the right to terminate all outstanding derivative contracts with that counterparty and may retain collateral previously posted by that counterparty to the extent that we are in a net gain position on the termination date.

Our net credit exposure on derivatives contracts increased to $238 million as of December 31, 2009, from $207 million as of December 31, 2008. To reduce our credit risk concentration, we seek to diversify our derivative contracts among different counterparties. As of December 31, 2009, we had exposure to only six interest-rate and foreign currency derivatives counterparties in a net gain position. Approximately $78 million, or 33%, of our net derivatives exposure as of December 31, 2009 was with three interest-rate and foreign currency derivative counterparties rated AA- or better by Standard & Poor’s and Aa3 or better by Moody’s. The three remaining interest-rate and foreign currency derivative counterparties accounted for $76 million, or 32%, of our net derivatives exposure as of December 31, 2009, and were rated A or better by Standard & Poor’s and A1 or better by Moody’s. Of the $84 million of net exposure in other derivatives as of December 31, 2009, approximately 97% consisted of mortgage insurance contracts.

The concentration of our derivatives exposure among our interest rate and foreign currency derivatives counterparties has increased since 2008, and may increase with further industry consolidation. Current adverse conditions in the financial markets also may result in further ratings downgrades of our derivatives counterparties that may cause us to cease entering into new arrangements with those counterparties or that may result in more limited interest from derivatives counterparties in entering into new transactions with us, either of which would further increase the concentration of our business with our remaining derivatives counterparties and could adversely affect our ability to manage our interest rate risk. The increasing concentration of our derivatives counterparties may require us to rebalance our derivatives contracts among different counterparties. We had outstanding interest rate and foreign currency derivative transactions with 16 counterparties as of December 31, 2009 and 19 counterparties as of December 31, 2008. Derivatives transactions with nine of our counterparties accounted for approximately 93% of our total outstanding notional amount as of December 31, 2009, with each of these counterparties accounting for between approximately 5% and 19% of the total outstanding notional amount. In addition to the 16 counterparties with whom we had outstanding notional amounts as of December 31, 2009, we had master netting agreements with three counterparties with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future. See “Risk Factors” for a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

As a result of current adverse financial market conditions, we may experience further losses relating to our derivative contracts. In addition, if a derivative counterparty were to default on payments due under a derivative contract, we could be required to acquire a replacement derivative from a different counterparty at a higher cost. Alternatively, we could be unable to find a suitable replacement, which could adversely affect our ability to manage our interest rate risk. See “Market Risk Management, Including Interest Rate Risk Management” for information on the outstanding notional amount of our risk management derivative contracts as of December 31, 2009 and 2008 and for a discussion of how we use derivatives to manage our interest rate risk. See “Risk Factors” for a discussion of the risks to our business posed by interest rate risk.

Mortgage Originators and Investors

We are routinely exposed to pre-settlement risk through the purchase or sale of closed mortgage loans and mortgage-related securities with mortgage originators and mortgage investors. The risk is the possibility that the counterparty will be unable or unwilling to either deliver closed mortgage assets or compensate us for the cost to cancel or replace the transaction. We manage this risk by determining position limits with these counterparties, based upon our assessment of their creditworthiness, and monitoring and managing these exposures.

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

Market Risk Management, Including Interest Rate Risk Management

We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner.

Interest Rate Risk Management

Our goal is to manage market risk to be neutral to the movements in interest rates and volatility, subject to model constraints and prevailing market conditions. We employ an integrated interest rate risk management strategy that allows for informed risk taking within pre-defined corporate risk limits. Decisions regarding our strategy in managing interest rate risk are based upon our corporate market risk policy and limits that are established by our Chief Market Risk Officer and our Chief Risk Officer and are subject to review and approval by our Board of Directors. Our Capital Markets Group has primary responsibility for executing our interest rate risk management strategy.

We have actively managed the interest rate risk of our “net portfolio,” which is defined below, through the following techniques: (1) asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics); (2) issuing a broad range of both callable and non-callable debt instruments; and (3) using LIBOR-based interest-rate derivatives. We have not actively managed or hedged our spread risk, or the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets, other than through asset monitoring and disposition. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. For more information on the impact that changes in spreads have on the value of the fair value of our net assets, see “Supplemental Non-GAAP Information—Fair Value Balance Sheets—Primary Factors Driving Changes in Non-GAAP Fair Value of Net Assets.”

We monitor current market conditions, including the interest rate environment, to assess the impact of these conditions on individual positions and our overall interest rate risk profile. In addition to qualitative factors, we use various quantitative risk metrics in determining the appropriate composition of our consolidated balance sheet and relative mix of debt and derivatives positions in order to remain within pre-defined risk tolerance levels that we consider acceptable. We regularly disclose two interest rate risk metrics that estimate our overall interest rate exposure: (1) fair value sensitivity to changes in interest rate levels and the slope of the yield curve and (2) duration gap.

The metrics used to measure our interest rate exposure are generated using internal models. Our internal models, consistent with standard practice for models used in our industry, require numerous assumptions. There are inherent limitations in any methodology used to estimate the exposure to changes in market interest rates. The reliability of our prepayment estimates and interest rate risk metrics depends on the availability and quality of historical data for each of the types of securities in our net portfolio. When market conditions change rapidly and dramatically, as they did during the financial market crisis of late 2008, the assumptions of our models may no longer accurately capture or reflect the changing conditions. On a continuous basis, management makes judgments about the appropriateness of the risk assessments indicated by the models.

Sources of Interest Rate Risk Exposure

The primary source of our interest rate risk is the composition of our net portfolio. Our net portfolio consists of our existing investments in mortgage assets, investments in non-mortgage securities, our outstanding debt used to fund those assets and the derivatives used to supplement our debt instruments and manage interest rate risk, and any fixed-price asset, liability or derivative commitments.

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

Interest Rate Risk Management Strategy

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

Derivative Instruments

Derivative instruments also are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity, results of operations, and our overall interest rate risk management strategy.

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

We use interest rate swaps and interest rate options, in combination with our issuance of debt securities, to better match the prepayment risk and duration of our assets with the duration of our liabilities. We are generally an end user of derivatives; our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally only use derivatives that are relatively liquid and straightforward to value. We use derivatives for four primary purposes:

(1)  As a substitute for notes and bonds that we issue in the debt markets;

(2)  To achieve risk management objectives not obtainable with debt market securities;

(3)  To quickly and efficiently rebalance our portfolio;

(4)  To hedge foreign currency exposure;

Decisions regarding the repositioning of our derivatives portfolio are based upon current assessments of our interest rate risk profile and economic conditions, including the composition of our consolidated balance sheets and relative mix of our debt and derivative positions, the interest rate environment and expected trends.

Table 53 presents, by derivative instrument type, our risk management derivative activity for the years ended December 31, 2009 and 2008, along with the stated maturities of derivatives outstanding as of December 31, 2009.

Table 53:  Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed(2)	Fixed(3)	Basis(4)	Currency(5)	Fixed	Fixed	Rate Caps	Other(6)	Total
	(Dollars in millions)

Notional balance as of December 31, 2007	$377,738	$285,885	$7,001	$2,559	$85,730	$124,651	$2,250	$650	$886,464
Additions	277,735	318,698	24,335	1,141	21,272	98,061	200	269	741,711
Terminations(7)	(108,557)	(153,502)	(6,776)	(2,048)	(27,502)	(129,152)	(1,950)	(92)	(429,579)

Notional balance as of December 31, 2008	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	297,379	279,854	2,765	577	32,825	19,175	6,500	13	639,088
Terminations(7)	(461,695)	(455,518)	(24,100)	(692)	(13,025)	(37,355)	—	(92)	(992,477)

Notional balance as of December 31, 2009	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207

Future maturities of notional amounts:(8)
Less than 1 year	$56,625	$33,655	$2,180	$402	$2,000	$—	$—	$58	$94,920
1 year to 5 years	204,121	154,344	85	—	52,950	—	7,000	593	419,093
5 years to 10 years	95,343	73,736	—	449	14,000	28,945	—	97	212,570
Over 10 years	26,511	13,682	960	686	30,350	46,435	—	—	118,624

Total	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207

Weighted-average interest rate as of December 31, 2009:
Pay rate	3.46%	0.26%	0.05%	—	5.46%	—	—	—
Receive rate	0.26%	3.47%	1.59%	—	—	4.45%	3.58%	—
Weighted-average interest rate as of December 31, 2008:
Pay rate	4.66%	2.54%	2.68%	—	5.88%	—	—	—
Receive rate	2.79%	4.24%	0.77%	—	—	4.38%	5.84%	—

(1)	Excludes mortgage commitments accounted for as derivatives. Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	There were no swaps callable by Fannie Mae as of December 31, 2009. Notional amounts include swaps callable by Fannie Mae of $1.7 billion and $8.2 billion as of December 31, 2008 and 2007, respectively.

(3)	Notional amounts include swaps callable by Fannie Mae of $406 million, $418 million and $432 million as of December 31, 2009, 2008 and 2007, respectively. There were no swaps callable by derivatives counterparties as of December 31, 2009. The notional amounts of swaps callable by derivatives counterparties were $10.4 billion and $7.8 billion as of December 31, 2008 and 2007, respectively.

(4)	Notional amounts include swaps callable by derivatives counterparties of $610 million, $925 million and $6.6 billion as of December 31, 2009, 2008 and 2007, respectively.

(5)	Terminations include exchange rate adjustments to foreign currency swaps existing at both the beginning and the end of the period. In 2009, exchange rate adjustments for foreign currency swaps that were added or terminated during the period are reflected in the respective categories. In 2008, exchange rate adjustments related to additions and terminations were included in the terminations category.

(6)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(7)	Includes matured, called, exercised, assigned and terminated amounts.

(8)	Amounts reported in the table are based on contractual maturities. Some of these amounts represent swaps that are callable by Fannie Mae or by a derivative counterparty, in which case the notional amount would cease to be outstanding prior to maturity if the call option were exercised. See notes (2), (3) and (4) for information on notional amounts that are callable.

The decline of our outstanding notional balance of our risk management derivatives during 2009 resulted from our normal portfolio rebalancing activities, which included the termination of a significant portion of offsetting pay-fixed and receive-fixed swap positions that we determined are no longer providing an economic hedging benefit. The increase of our outstanding notional balance of our risk management derivatives during 2008 reflected both rebalancing activities we undertook, which included increasing our pay-fixed and receive-fixed interest rate swaps in response to the interest rate volatility during the period, and the increased reliance during the second half of 2008 on short-term debt and derivatives to hedge incremental fixed-rate mortgage asset purchases.

Monitoring and Active Portfolio Rebalancing

By investing in mortgage assets, we assume prepayment risk. As described above, we attempt to offset this prepayment risk either by issuing callable debt that we can redeem at our option or by purchasing option-based derivatives that we can exercise at our option. We also manage the prepayment risk of our assets relative to our funding through active portfolio rebalancing. We implement rebalancing strategies based on a number of factors, including an assessment of current market conditions and various measurements of interest rate risk. In 2009, we formed a cross-functional risk committee that meets on a weekly basis to assess our current market risk and provide appropriate portfolio rebalancing guidance.

Measurement of Interest Rate Risk

Our interest rate risk measurement framework is based on the fair value of our assets, liabilities and derivative instruments and the sensitivity of these values to changes in market factors. Estimating the impact of prepayment risk is critical in managing interest rate risk. We use prepayment models to determine the estimated duration and convexity of our mortgage assets and various quantitative methods for measuring our interest rate exposure. Because no single method can reflect all aspects of the interest rate risk inherent in our mortgage portfolio, we utilize various risk measurements that together provide a more complete assessment of our aggregate interest rate risk profile.

We measure and monitor the fair value sensitivity to both small and large changes in the level of interest rates, changes in the shape of the yield curve, and changes in interest rate volatility. In addition, we perform a range of stress test analyses that measure the sensitivity of the portfolio to severe hypothetical changes in market conditions.

Below we present two quantitative metrics that provide useful estimates of our interest rate exposure: (1) fair value sensitivity of net portfolio to changes in interest rate levels and slope of yield curve and (2) duration gap. We also provide additional information that may be useful in evaluating our interest rate exposure. Our overall interest rate exposure, as reflected in the fair value sensitivity to changes in interest rate levels and the slope of the yield curve and duration gap, was within acceptable, pre-defined corporate limits as of December 31, 2009.

Our fair value sensitivity and duration gap metric, which are based on our net portfolio defined above, are calculated using internal models that require standard assumptions regarding interest rates and future prepayments of principal over the remaining life of our securities. These assumptions are derived based on the characteristics of the underlying structure of the securities and historical prepayment rates experienced at specified interest rate levels, taking into account current market conditions, the current mortgage rates of our existing outstanding loans, loan age and other factors. The reliability of our interest rate risk analysis depends on the availability and quality of historical data for each of the types of securities in our net portfolio.

Fair Value Sensitivity to Changes in Interest Rate Level and Slope of Yield Curve

As part of our disclosure commitments with FHFA, we disclose on a monthly basis the estimated adverse impact on the fair value of our net portfolio that would result from the following hypothetical situations:

•	A 50 basis point shift in interest rates.

•	A 25 basis point change in the slope of the yield curve.

In measuring the estimated impact of changes in the level of interest rates, we assume a parallel shift in all maturities of the U.S. LIBOR interest rate swap curve. In measuring the estimated impact of changes in the slope of the yield curve, we assume a constant 7-year rate and a shift in the 1-year and 30-year rates of 16.7 basis points and 8.3 basis points, respectively. We believe the aforementioned interest rate shocks for our monthly disclosures represent moderate movements in interest rates over a one-month period.

The daily average adverse impact from a 50 basis point change in interest rates and from a 25 basis point change in the slope of the yield curve was $(0.6) billion and $(0.1) billion, respectively, for the month of December 2009, compared with $(1.1) billion for a 50 basis point change in interest rates and $(0.3) billion for a 25 basis point change in the slope of the yield curve for the month of December 2008.

The sensitivity measures presented in Table 54 below, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the fair value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter based on values used for financial reporting; and (3) the monthly disclosure shows the most adverse pre-tax impact on the fair value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 54:  Fair Value Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of December 31,
	2009	2008 (2)(3)
	(Dollars in billions)

Rate level shock:
-100 basis points	$(0.1)	$(2.8)
-50 basis points	0.1	(1.0)
+50 basis points	(0.4)	(0.7)
+100 basis points	(0.9)	(1.6)
Rate slope shock:
-25 basis points (flattening)	(0.2)	(0.5)
+25 basis points (steepening)	0.1	0.4

(1)	Computed based on changes in LIBOR swap rates.

(2)	Amounts include the sensitivities of our preferred stock.

(3)	Reflects metrics as of December 31, 2008 adjusted to exclude the sensitivity of changes in interest rates of our Alt-A and subprime private-label mortgage-related investment securities.

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios to the estimated cash flows of our liabilities. A positive duration indicates that the duration of our assets exceeds the duration of our liabilities.

Table 55 below presents our monthly effective duration gap from December 2008 to January 2010. We also present the historical average daily duration for the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index for the same months. As indicated in Table 55 below, the duration of the mortgage index as calculated by Barclays Capital is both higher and more volatile than our duration gap. This difference is attributable to several factors, including the following:

(1)	We use duration hedges, including longer term debt and interest rate swaps, to reduce the duration of our net portfolio.

(2)	We use option-based hedges, including callable debt and interest rate swaptions, to reduce the convexity or the duration changes of our net portfolio as interest rates move.

(3)	We take rebalancing actions to adjust our net portfolio position in response to movements in interest rates.

(4)	Our mortgage portfolio includes not only 30-year fixed rate mortgage assets, but also other mortgage assets that typically have a shorter duration, such as adjustable-rate mortgage loans, and mortgage assets that generally have a somewhat longer duration, such as multifamily loans and CMBS.

(5)	The models used by Barclays Capital and Fannie Mae to estimate durations are different.

Table 55:  Duration Gap

		30-Year Fannie Mae
	Fannie Mae	Mortgage Index
	Effective	Option Adjusted
Month	Duration Gap	Duration(1)
	(In months)

December 2008	(1)	21
January 2009	—	13
February 2009	1	30
March 2009	(2)	26
April 2009	(1)	23
May 2009	1	30
June 2009	1	41
July 2009	(1)	40
August 2009	—	41
September 2009	(2)	39
October 2009	(1)	40
November 2009	—	38
December 2009	1	40
January 2010	1	43

(1)	Reflects average daily option-adjusted duration, expressed in months, based on the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index obtained from Barclays Capital Live.

Other Interest Rate Risk Information

The interest rate risk measures discussed above exclude the impact of changes in the fair value of our net guaranty assets resulting from changes in interest rates. As previously noted, we exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments that result from changes in interest rates.

We provide additional interest rate sensitivities below in Table 56, including separate disclosure of the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments for the periods indicated, from the same hypothetical changes in the level of interest rates as presented above in Table 54. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.

Table 56:  Interest Rate Sensitivity of Financial Instruments(1)

	As of December 31, 2009
		Pre-tax Effect on Estimated Fair Value
		Change in Interest Rates
	Estimated	(in basis points)
	Fair Value	-100	-50	+50	+100
		(Dollars in billions)

Trading financial instruments	$111.9	$2.7	$1.6	$(1.9)	$(4.0)
Guaranty assets and guaranty obligations, net(2)	(149.3)	11.3	5.7	(6.0)	(4.3)
Other financial instruments, net(3)	(72.5)	(2.2)	(1.1)	1.2	2.7

	As of December 31, 2008
		Pre-tax Effect on Estimated Fair Value
		Change in Interest Rates
	Estimated	(in basis points)
	Fair Value	-100	-50	+50	+100
		(Dollars in billions)

Trading financial instruments	$90.8	$1.4	$0.8	$(1.0)	$(2.0)
Guaranty assets and guaranty obligations, net(2)	(91.0)	11.9	5.6	(6.7)	(7.6)
Other financial instruments, net(3)	(131.9)	(1.6)	(0.4)	(0.9)	(1.8)

(1)	Excludes preferred stock.

(2)	Consists of the net of “Guaranty assets” and “Guaranty obligations” reported in our consolidated balance sheets. In addition, includes certain amounts that have been reclassified from “Mortgage loans” reported in our consolidated balance sheets to reflect how the risk of the interest rate and credit risk components of these loans are managed by our business segments.

(3)	Consists of the net of all other financial instruments reported in “Note 19, Fair Value.”

Liquidity Risk Management

We are exposed to liquidity risk when the markets in which we operate become subject to less purchasing activity by market participants. Our liquidity could be negatively impacted by a variety of circumstances including: downgrades of the credit rating on our senior unsecured debt; sudden unexpected cash outflows; or other events that cause counterparties to avoid trading with or lending to us. For a description of how we manage and monitor liquidity risk, refer to “Liquidity and Capital Management.”

Operational Risk Management

We have made a number of changes in our Operational Risk Management efforts in 2009 including our leadership, organizational structure, business focus and policies. Our goal is to keep our operational risk at appropriate levels relative to the nature of our business activities and the markets in which we operate, our capital and liquidity requirements, the economic environment and the regulatory environment.

Our Corporate Operational Risk Framework is based on the Basel Committee guidance of sound practices for the management of operational risk broadly adopted by U.S. Commercial banks comparable in size to Fannie Mae. Our framework is intended to provide a methodology to identify, assess, mitigate, control and monitor operational risks across the company. Included in this framework is a requirement and plan for the development of a new system for tracking and reporting of operational risk incidents. The framework also includes a methodology for business owners to conduct risk control self assessments to self identify potential operational risks and points of execution failure, the effectiveness of associated controls, and document corrective action plans to close identified deficiencies. This methodology is in its early stage of execution and the success of our operational risk effort will depend on our ability to complete these reviews and to address the gaps identified in this work.

Management of Business Resiliency

Our business resiliency program is designed to provide reasonable assurance for continuity of critical business operations in the event of disruptions caused by the loss of facilities, technology or personnel. Despite proactive planning, testing and continuous preparation of back up venues, these measures may not prevent a significant business disruption from an improbable but highly catastrophic event.

Non-Mortgage Related Fraud Risk

Our anti-fraud program provides a framework for managing non-mortgage related fraud risk. The program is designed to provide reasonable assurance for the prevention and detection of non-mortgage related fraudulent activity. However, because fraudulent activity requires the intentional circumvention of the internal control structure, the efforts of the program may not always prevent, or immediately detect, instances of such activity.

See “Risk Factors” for a discussion of operational risk at Fannie Mae.

Model Risk Management

We make significant use of models to manage our business. We use models to measure and monitor our exposures to credit and market risk (including interest rate risk). We use the information provided by models to make key business decisions related to such areas as credit guaranty fee pricing, credit loss mitigation, asset acquisition, and debt issuances. We also use the results of models to report our financial performance and determine asset and liability fair values.

Model risk is the potential for model errors to adversely impact the company. We manage model risk within an established framework that provides for identifying, assessing, mitigating and controlling, and reporting and monitoring model risk. This framework includes, among other controls, a process for validating and approving models for production use and for periodic performance assessments of the models once they have been implemented into production. Model validation and assessment reviews are conducted by a team within the Enterprise Risk Division team who are independent of the model developers. A key goal of this process is to ensure that model assumptions and limitations are fully understood, as models are inherently risky given the impossibility of predicting the future with certainty.

Our model risk policy applies to all models used for financial reporting, risk management, and business decision making. The model risk policy applies both to models developed internally and to models licensed from third-party vendors. This policy includes an independent function within our Enterprise Risk Management division which has oversight responsibility for models and is independent of both model developers and business users.

During the normal course of business, we utilize a significant number of models with varying degrees of complexity. Most of these are specialized models used to predict prepayments, project defaults and losses, or value options. We maintain an inventory of all models and assign a risk priority rating to the model, based on the potential impact of the information generated from the model. Based on the rating assigned to a new model, it is reviewed by our independent oversight function before it is placed into production. We have a variety of process controls in place to oversee and manage changes made to our models. We continue to focus on enhancing these controls and improving communication related to model changes to address downstream impacts.

Model Limitations

Our models have evolved over time in response to changes in the composition of our portfolio, improvements in modeling techniques, systems capabilities and changes in market conditions. In addition, our models may require additional assumptions for products that do not have extensive historical price data, or for illiquid positions for which accurate daily prices are not consistently available. For example, historical data that form the basis of our prepayment assumptions may fail to accurately predict future prepayments, and our interest rate risk metrics may not fully capture the effects of market illiquidity.

We historically have complemented our quantitative measures with qualitative information that reflects information more current than that available in our models or that cannot be fully captured in our models to assess whether, and to what extent, we may need to adjust our models or risk limits. Management regularly compares our internal model results to other metrics to validate the reasonableness of the results. Based on management experience and judgment, we may periodically make adjustments to the methodologies used to address the limitations inherent in our models and reflect enhancements in the underlying estimation processes.

Although we continue to work to improve our process for model validation and review, we recognize that models are inherently imperfect predictors of actual results because they are based on data available to us and our assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates and other factors that may overstate or understate future experience. Further, the turmoil in the housing and credit markets created additional risk regarding the reliability of our models because models are less dependable when the economic environment is outside of historical experience, as has been the case in the last two years. See “Risk Factors” for a discussion of risks associated with our reliance on models.

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations. We identify and discuss the expected impact on our consolidated financial statements of recently issued or proposed accounting pronouncements in “Note 1, Summary of Significant Accounting Policies.” Also see “Off-Balance Sheet Arrangements and Variable Interest Entities” for additional discussion of the significant impact on our financial statements of the accounting standards we adopted effective January 1, 2010 that eliminate the concept of QSPEs and change the consolidation model for variable interest entities.

GLOSSARY OF TERMS USED IN THIS REPORT

Terms used in this report have the following meanings, unless the context indicates otherwise.

An “Acquired credit-impaired loan” refers to a loan we have acquired for which there is evidence of credit deterioration since origination and for which it is probable we will not be able to collect all of the contractually due cash flows. We record our net investment in such loans at the lower of the acquisition cost of the loan or the estimated fair value of the loan at the date of acquisition. Typically, loans we acquire from our MBS trusts pursuant to our option to purchase upon default meet these criteria. Because we acquire these loans from our MBS trusts at par value plus accrued interest, to the extent the par value of a loan exceeds the estimated fair value at the time we acquire the loan, we record the related fair value loss as a charge against the “Reserve for guaranty losses.”

“Alt-A mortgage loan” or “Alt-A loan” generally refers to a mortgage loan originated under a lenders program offering reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified newly originated mortgage loans as Alt-A if the lenders that delivered the mortgage loans to us classified the loans as Alt-A based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued.

“Business volume” or “new business acquisitions” refers to the sum in any given period of the unpaid principal balance of: (1) the mortgage loans and mortgage-related securities we purchase for our investment portfolio; (2) the mortgage loans we securitize into Fannie Mae MBS that are acquired by third parties; and (3) credit enhancements that we provide on our mortgage assets. It excludes mortgage loans we securitize from our portfolio and the purchase of Fannie Mae MBS for our investment portfolio.

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

“Conventional mortgage” refers to a mortgage loan that is not guaranteed or insured by the U.S. government or its agencies, such as the VA, the FHA or the Rural Development Housing and Community Facilities Program of the Department of Agriculture.

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

“Implied volatility” refers to the market’s expectation of the magnitude of future changes in interest rates.

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

“REO” refers to real-estate owned by Fannie Mae because we have foreclosed on the property or obtained the property through a deed-in-lieu of foreclosure.

“Severity rate” or “loss severity rate” refers to the percentage of our total loss, which includes the unpaid principal balance of a loan, purchased interest, and selling costs if applicable, that we believe will not be recovered in the event of default.

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

Quantitative and qualitative disclosure about market risk is set forth in “MD&A—Risk Management—Market Risk Management, including Interest Rate Risk Management.”

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto are included elsewhere in this annual report on Form 10-K as described below in “Exhibits and Financial Statement Schedules.”

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2009, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2009 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of December 31, 2009 or as of the date of filing this report for two reasons:

•	Our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws; and

•	we had a material weakness in our internal control over financial reporting with respect to our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities.

As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2009 or as of the date of this filing, and we continue to have two material weaknesses in our internal control over financial reporting. These material weaknesses are described in more detail below under “Description of Material Weaknesses.”

We intend to design, implement and test new controls to remediate the material weakness in the design of our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities by December 31, 2010. However, based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate the weakness in our disclosure controls and procedures relating to information known to FHFA while we are under conservatorship.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment of our internal control over financial reporting as of December 31, 2009 identified two material weaknesses, which are described below. Because of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. Management also has concluded that our internal control over financial reporting also was not effective as of the date of filing this report.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009. This report is included below.

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

Management has determined that we had the following material weaknesses as of December 31, 2009:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2009 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

•	Change Management for Applications and Models used in Accounting for Our Provision for Credit Losses and for Other-than-temporary Impairment on Our Private-label Mortgage-related Securities. We did not maintain effective internal control over financial reporting with respect to our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities. Specifically, requirements definition, and systems and user-acceptance testing were not adequate to prevent or identify errors that affected (a) the identification of loan populations and (b) the estimation of cash flows. As a result, incorrect data and assumptions were used in our accounting for our provision for credit losses and for other-than-temporary impairment on our private-label mortgage-related securities.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since September 30, 2009 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of New Accounting Standards

As described in “MD&A—Off-Balance Sheet Arrangements and Variable Interest Entities—Elimination of QSPEs and Changes in the Consolidation Model for Variable Interest Entities,” effective January 1, 2010, we adopted two new accounting standards that amend the accounting for transfers of financial assets and the consolidation model for variable interest entities VIEs. These accounting standards will have a major impact on the presentation of our consolidated financial statements. They require that we consolidate the substantial majority of our MBS trusts and record the underlying assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities on our consolidated balance sheet. As a result, we expect to reflect approximately 18 million loans on our consolidated balance sheet, compared with approximately two million loans as of December 31, 2009.

Our implementation of these new accounting standards required us to make major operational and system changes to enable the reporting of these previously non-consolidated assets and liabilities on our consolidated balance sheet. As a result, we have made material changes in our internal control over financial reporting.

A large-scale initiative was undertaken to manage the business process and system changes necessary to comply with the new requirements. The operational and system changes that were implemented provide support for (1) the process by which we determine whether to consolidate loans and (2) our compliance with the associated accounting requirements for loans and securities. In developing system functionality across multiple areas to support the new requirements, we have created new controls, amended existing controls and, in some cases, removed controls that are no longer applicable under the new accounting guidance.

The effort to design and implement the operational and system changes, and the associated control activities resident in the impacted business processes have been substantially completed as of the date of this filing and integrated into management’s ongoing program to evaluate and monitor internal control over financial reporting.

Identification of Material Weakness

During the first quarter of 2010, management identified an additional material weakness in our internal control over financial reporting as of December 31, 2009 with respect to our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities. This material weakness is described above under “Description of Material Weaknesses.” We are currently taking steps to remediate this material weakness and we intend to complete remediation by December 31, 2010.

MITIGATING ACTIONS RELATING TO MATERIAL WEAKNESSES

Disclosure Controls and Procedures

As described above under “Description of Material Weaknesses,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2009 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the 2009 Form 10-K, and it was not aware of any material misstatements or omissions in the 2009 Form 10-K and had no objection to our filing the Form 10-K.

•	The Director of FHFA or, after August 2009, the Acting Director of FHFA, and our Chief Executive Officer have been in frequent communication, typically meeting on a weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

Change Management for Applications and Models used in Accounting for Our Provision for Credit Losses and for Other-than-temporary Impairment on Our Private-label Mortgage-related Securities

As described above under “Description of Material Weaknesses,” we have a material weakness in our internal control over financial reporting with respect to our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities. As a result, incorrect data and assumptions were used in our accounting for our provision for credit losses and for other-than-temporary impairment on our private-label mortgage-related securities.

Management identified these weaknesses in the course of preparing our financial statements for the year ended December 31, 2009. As soon as the weaknesses were identified, management reviewed and corrected the applications, the models and our accounting for the affected areas. Because of the additional procedures management conducted during the first quarter of 2010, even though we have not yet remediated the design of the controls over change management that constitute this material weakness, we have recorded the appropriate provision for credit losses and the appropriate amount of other-than-temporary impairment on our private-label mortgage-related securities in our financial statements for the year ended December 31, 2009 that are included in this report. We are currently taking steps to remediate this material weakness and we intend to complete remediation by December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:

We have audited Fannie Mae and consolidated entities’ (In conservatorship) (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Disclosure Controls and Procedures—The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency that is needed to meet its disclosure obligations under the federal securities laws as they relate to financial reporting.

•	Change Management for Applications and Models used in Accounting for Provision for Credit Losses and for Other-than-temporary Impairment on Private-label Mortgage-related Securities—The Company did not maintain effective internal control over financial reporting with respect to its controls over the change management process for applications and models used in accounting for (1) the provision for credit losses and (2) other-than-temporary impairment on private-label mortgage-related securities. Specifically, requirements definition, and systems and user-acceptance testing were not adequate to prevent or identify errors that affected (a) the identification of loan populations and (b) the estimation of cash flows. As a result, incorrect data and assumptions were initially used in accounting for the provision for credit losses and for other-than-temporary impairment on private-label mortgage-related securities.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of new accounting standards and the Company’s dependence upon the continued support of the United States Government, various United States Government agencies and the Company’s conservator and regulator, the Federal Housing Finance Agency.

/s/  Deloitte & Touche LLP

Washington, DC
February 26, 2010

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

As discussed in more detail below under “Corporate Governance—Composition of Board of Directors,” FHFA, as conservator, appointed an initial group of directors to our Board following our entry into conservatorship, delegated to the Board the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. In its continued assessment of current directors and evaluation of potential candidates for director, the Nominating and Corporate Governance Committee considers, among other things, whether the Board as a whole possesses meaningful experience, qualifications and skills in the following subject areas:

•	business;

•	finance;

•	capital markets;

•	accounting;

•	risk management;

•	public policy;

•	mortgage lending, real estate, low-income housing and/or homebuilding; and

•	the regulation of financial institutions.

See “Corporate Governance—Composition of Board of Directors” below for further information on the factors the Nominating and Corporate Governance Committee considers in evaluating and selecting board members.

Dennis R. Beresford, 71, has served as Ernst & Young Executive Professor of Accounting at the J.M. Tull School of Accounting, Terry College of Business, University of Georgia since 1997. From 1987 to 1997, Mr. Beresford served as Chairman of the Financial Accounting Standards Board, or FASB, the designated organization in the private sector for establishing standards of financial accounting and reporting in the U.S. From 1961 to 1986, Mr. Beresford was with Ernst & Young LLP, including ten years as a Senior Partner and National Director of Accounting. In addition, Mr. Beresford served on the SEC Advisory Committee on Improvements to Financial Reporting. Mr. Beresford is currently a member of the Board of Directors and Chairman of the Audit Committee of Kimberly-Clark Corporation and of Legg Mason, Inc. He previously was a member of the Board of Directors of MCI, Inc. from July 2002 to January 2006, where he served as Chairman of the Audit Committee. Mr. Beresford is a certified public accountant. Mr. Beresford initially became a Fannie Mae director in May 2006, before we were put into conservatorship, and FHFA appointed Mr. Beresford to Fannie Mae’s Board in December 2008. Mr. Beresford serves as Chair of the Audit Committee and is also a member of the Compensation Committee and Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Beresford should continue to serve as a director due to his extensive experience in accounting, finance and risk management, which he gained in the positions described above.

William Thomas Forrester, 61, served as Chief Financial Officer of The Progressive Corporation from 1999 until his retirement in March 2007, and served in a variety of senior financial and operating positions with Progressive prior to that time. Prior to joining The Progressive Corporation in 1984, Mr. Forrester was with Price Waterhouse LLP, a major public accounting firm, from 1976 to 1984. Mr. Forrester is currently a member of the Board of Directors and Chairman of the Audit Committee of The Navigators Group, Inc. He also serves on the Finance Committee and Compensation Committee of The Navigators Group, Inc. He previously was a member of the Board of Directors of Axis Capital Holdings Limited from December 2003 to May 2006, where he served as Chairman of the Audit Committee. Mr. Forrester has been a Fannie Mae director since December 2008. Mr. Forrester serves as a member of the Audit Committee and Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Forrester should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.

Brenda J. Gaines, 60, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. Ms. Gaines also has over 12 years of experience with the Department of Housing and Urban Development, including serving as Deputy Regional Administrator from 1980 to 1981. Ms. Gaines is currently a member of the Board of Directors of Office Depot, Inc., where she serves as Chair of the Audit Committee and a member of the Corporate Governance and Nominating Committee. Ms. Gaines is also a member of the Board of Directors of NICOR, Inc., where she serves as a member of the Corporate Governance Committee, and Tenet Healthcare Corporation, where she serves as a member of both the Audit Committee and Compensation Committee. She previously was a member of the Board of Directors of CNA Financial Corporation from October 2004 to May 2007, where she served as Chair of the Audit Committee. Ms. Gaines initially became a Fannie Mae director in September 2006, before we were put into conservatorship, and FHFA appointed Ms. Gaines to Fannie Mae’s Board in December 2008. Ms. Gaines serves as Chair of the Compensation Committee and is also a member of the Audit Committee and Executive Committee.

The Nominating and Corporate Governance Committee concluded that Ms. Gaines should continue to serve as a director due to her extensive experience in business, finance, accounting, risk management, public policy matters, mortgage lending, low-income housing, and the regulation of financial institutions, which she gained in the positions described above.

Charlynn Goins, 67, served as Chairman of the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to October 2008. She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins also was a Senior Vice President of Prudential Financial, Inc. (formerly, Prudential Securities, Inc.) from 1990 to 1997. Ms. Goins serves as the Chairman of the New York Community Trust and as a trustee of the Brooklyn Museum of Art. She also serves as a director and a member of the Organization and Compensation Committee of AXA Financial Inc. She is also a director of AXA Equitable, MONY Life and MONY Life of America, which are subsidiaries of AXA Financial Inc. Ms. Goins is an attorney. Ms. Goins has been a Fannie Mae director since December 2008. Ms. Goins serves as Chair of the Nominating and Corporate Governance Committee and is also a member of the Strategic Planning Committee and Executive Committee.

The Nominating and Corporate Governance Committee concluded that Ms. Goins should continue to serve as a director due to her extensive experience in business, finance and public policy matters, which she gained in the positions described above.

Frederick B. “Bart” Harvey III, 60, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low and very low income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008. Mr. Harvey is Chair of the Strategic Planning Committee and also serves as a member of the Nominating and Corporate Governance Committee, Risk Policy and Capital Committee, and Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Harvey should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, public policy matters, mortgage lending, low-income housing and homebuilding, which he gained in the positions described above.

Philip A. Laskawy, 68, retired from Ernst & Young in September 2001, after having held several positions during his employment there from 1961 to 2001, including serving as Chairman and Chief Executive Officer from 1994 until his retirement in September 2001. Mr. Laskawy currently serves on the Boards of Directors of General Motors Corporation, Henry Schein, Inc., Lazard Ltd. and Loews Corporation. He is a member of the Audit Committee of each of these companies, including Chairman of the Audit Committee of General Motors Corporation. He is also Chair of the Nominating and Governance Committee and a member of the Strategic Advisory Committee at Henry Schein, Inc. Mr. Laskawy previously was a member of the Board of Directors of The Progressive Corporation (from 2001 through December 2007) and Discover Financial Services (from June 2007 through September 2008). He served as Chairman of the Audit Committee at each of these companies. Mr. Laskawy initially became a director and Chairman of Fannie Mae’s Board in September 2008. Mr. Laskawy is Chair of the Risk Policy and Capital Committee and the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Laskawy should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.

Egbert L. J. Perry, 54, is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate advisory, investment management and development company based in Atlanta. Mr. Perry has over 29 years experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Board of Directors of Atlanta Life Financial Group, where he serves as a member of the Audit Committee, as Chair of the Advisory Board of the Penn Institute for Urban Research and as a trustee of the University of Pennsylvania and Children’s Healthcare of Atlanta. Mr. Perry served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008. Mr. Perry is a member of the Nominating and Corporate Governance Committee, Risk Policy and Capital Committee, and Strategic Planning Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Perry should continue to serve as a director due to his extensive experience in business, finance, accounting, mortgage lending, real estate, low-income housing and homebuilding, which he gained in the positions described above.

Jonathan Plutzik, 55, has served as Chairman of Betsy Ross Investors, LLC since August 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. and as Chairman of the Coro New York Leadership Center since January 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from June 2002 to December 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman. Mr. Plutzik has been a Fannie Mae director since November 2009. Mr. Plutzik is a member of the Compensation Committee and Risk Policy and Capital Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Plutzik should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management and the regulation of financial institutions, which he gained in the positions described above.

David H. Sidwell, 56, served as Executive Vice President and Chief Financial Officer of Morgan Stanley from March 2004 to October 2007, when he retired. From 1984 to March 2004, Mr. Sidwell worked for JPMorgan Chase & Co. in a variety of financial and operating positions, most recently as Chief Financial Officer of JPMorgan Chase’s investment bank from January 2000 to March 2004. Prior to joining JP Morgan in 1984, Mr. Sidwell was with Price Waterhouse LLP, a major public accounting firm, from 1975 to 1984. Mr. Sidwell serves as a Trustee of the International Accounting Standards Committee Foundation. Mr. Sidwell is currently a member of the Board of Directors and Chair of the Risk Committee of UBS AG. He previously was a member of the Board of Directors of MSCI Inc. from November 2007 through September 2008, where he served as Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Sidwell has been a Fannie Mae director since December 2008. Mr. Sidwell is a member of the Compensation Committee, Risk Policy and Capital Committee, and Strategic Planning Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Sidwell should continue to serve as a director due to his extensive experience in business, finance, capital markets, accounting, risk management and the regulation of financial institutions, which he gained in the positions described above.

Michael J. Williams, 52, has been President and Chief Executive Officer of Fannie Mae since April 2009. He previously served as Fannie Mae’s Executive Vice President and Chief Operating Officer from November 2005 to April 2009. Mr. Williams also served as Fannie Mae’s Executive Vice President for Regulatory Agreements and Restatement from February 2005 to November 2005, as President—Fannie Mae eBusiness from July 2000 to February 2005 and as Senior Vice President—e-commerce from July 1999 to July 2000. Prior to this, Mr. Williams served in various roles in the Single-Family and Corporate Information Systems divisions of Fannie Mae. Mr. Williams joined Fannie Mae in 1991. Mr. Williams has been a Fannie Mae director since April 2009. He is a member of the Executive Committee.

Mr. Williams serves as a member of our Board of Directors pursuant to a FHFA order that specifies that our Chief Executive Officer will serve as a member of the Board. In addition, the Nominating and Corporate Governance Committee concluded that Mr. Williams should continue to serve as a director due to his extensive experience in business, finance, accounting, mortgage lending, real estate and low-income housing, which he gained in the positions described above.

CORPORATE GOVERNANCE

Conservatorship and Delegation of Authority to Board of Directors

On September 6, 2008, the Director of FHFA appointed FHFA as our conservator in accordance with the GSE Act. Upon its appointment, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to the books, records and assets of any other legal custodian of Fannie Mae. As a result, our Board of Directors no longer had the power or duty to manage, direct or oversee our business and affairs.

On November 24, 2008, FHFA, as conservator, reconstituted our Board of Directors and directed us regarding the function and authorities of the Board of Directors. FHFA has delegated to our Board of Directors and management the authority to conduct our day-to-day operations, subject to the direction of the conservator. FHFA’s delegation of authority to the Board became effective on December 19, 2008 when FHFA appointed nine Board members to serve in addition to the Board Chairman, who was appointed by FHFA on September 16, 2008. Pursuant to FHFA’s delegation of authority to the Board, the Board is responsible for carrying out normal Board functions, but is required to obtain the review and approval of FHFA as conservator before taking action in the specified areas described below. The delegation of authority will remain in effect until modified or rescinded by the conservator. The conservatorship has no specified termination date. The directors serve on behalf of the conservator and exercise their authority as directed by and with the approval, where required, of the conservator. Our directors have no duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator.

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

For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

Composition of Board of Directors

In November 2008, FHFA directed that our Board will have a minimum of nine and not more than thirteen directors. There will be a non-executive Chairman of the Board, and our Chief Executive Officer will be the only corporate officer serving as a director. Our initial directors were appointed by the conservator and subsequent vacancies have been and may continue to be filled by the Board, subject to review by the conservator. Each director will serve on the Board until the earlier of (1) resignation or removal by the conservator or (2) the election of a successor director at an annual meeting of shareholders.

Fannie Mae’s bylaws provide that each director holds office for the term to which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with the law, whichever occurs first. Under the Charter Act, each director is elected or appointed for a term ending on the date of our next shareholders’ meeting. As noted above, however, the conservator appointed the initial directors to our Board, delegated to the Board the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship.

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

In addition to knowledge in the areas noted above, the Nominating and Corporate Governance Committee considers the personal attributes and diversity of backgrounds offered by candidates, but does not have a formal policy on the consideration of diversity in identifying Board members. The Nominating and Corporate Governance Committee seeks out Board members who possess the highest personal values, judgment and integrity, diverse ideas and perspectives, and an understanding of the regulatory environment in which Fannie Mae does business. The Committee also considers whether a prospective candidate for the Board has the ability to attend meetings and fully participate in the activities of the Board. Information regarding the particular experience, qualifications, attributes or skills of each of our current directors is provided above under “Directors.”

Board Leadership Structure

We have had a non-executive Chairman of the Board since 2004. FHFA examination guidance requires separate Chairman of the Board and Chief Executive Officer positions and requires that the Chairman of the Board be an independent director. Our Board is also structured so that all but one of our directors, our Chief Executive Officer, are independent. A non-executive Chairman structure is consistent with the Board’s emphasis on independent oversight, as well as our conservator’s directives.

Our Board has five standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Risk Policy and Capital Committee, and the Strategic Planning Committee. The Board and the standing Board committees function in accordance with their designated duties and with the authorities as set forth in federal statutes, regulations and FHFA examination and policy guidance, Delaware law (for corporate governance purposes) and in Fannie Mae’s bylaws and applicable charters of Fannie Mae’s Board committees. Such duties or authorities may be modified by the conservator at any time. The Board also has an Executive Committee, as provided in Fannie Mae’s bylaws.

The Board oversees risk management primarily through the Risk Policy and Capital Committee. This Committee oversees management’s risk-related policies, including reviewing corporate level risk policies and limits, performance against these policies and limits, and the sufficiency of risk management capabilities. For more information on the Board’s role in risk oversight, see “MD&A—Risk Management—Enterprise Risk Governance—Board of Directors.”

Corporate Governance Information, Committee Charters and Codes of Conduct

Our Corporate Governance Guidelines, as well as the charters for standing Board committees, including our Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are posted on our Web site, www.fanniemae.com, under “Corporate Governance” in the “About Us” section of our Web site.

We have a Code of Conduct that is applicable to all officers and employees and a Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors. Our Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. We have posted these codes on our Web site, www.fanniemae.com, under “Corporate Governance” in the “About Us” section of our Web site. We intend to disclose any changes to or waivers from these codes that apply to any of our executive officers or directors by posting this information on our Web site.

Audit Committee Membership

Our Board has a standing Audit Committee consisting of Mr. Beresford, who is the Chair, Mr. Forrester and Ms. Gaines, all of whom are independent under the New York Stock Exchange, or NYSE, listing standards, Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Beresford, Mr. Forrester and Ms. Gaines each have the requisite experience to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.

Executive Sessions

Our non-management directors meet regularly in executive sessions without management present. Our Board of Directors reserves time for executive sessions at every regularly scheduled Board meeting. The non-executive Chairman of the Board, Mr. Laskawy, presides over these sessions.

Communications with Directors

Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chairman of the Board or to our non-management directors individually or as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Fannie Mae Board of Directors, c/o Office of the Corporate Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue NW, Washington, DC 20016-2892. Communications may be addressed to a specific director or directors, including Mr. Laskawy, the Chairman of the Board, or to groups of directors, such as the independent or non-management directors.

The Office of the Corporate Secretary is responsible for processing all communications to a director or directors. Communications that are deemed by the Office of the Corporate Secretary to be commercial solicitations, ordinary course customer inquiries, incoherent or obscene are not forwarded to directors.

Director Nominations; Shareholder Proposals

During the conservatorship, FHFA, as conservator, has all powers of the shareholders and Board of Directors of Fannie Mae. As a result, under the GSE Act, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. In consultation with the conservator, we currently do not plan to hold an annual meeting of shareholders in 2010. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

EXECUTIVE OFFICERS

Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Kenneth J. Bacon, 55, has been Executive Vice President—Housing and Community Development since July 2005. He was interim head of Housing and Community Development from January 2005 to July 2005. He was Senior Vice President—Multifamily Lending and Investment from May 2000 to January 2005, and Senior Vice President—American Communities Fund from October 1999 to May 2000. From August 1998 to October 1999 he was Senior Vice President of the Community Development Capital Corporation. He was Senior Vice President of Fannie Mae’s Northeastern Regional Office in Philadelphia from May 1993 to August 1998. Mr. Bacon was a director of the Fannie Mae Foundation from January 1995 until it was dissolved in June 2009. He was Vice Chairman of the Fannie Mae Foundation from January 2005 to September 2008 and was Chairman from September 2008 to June 2009. Mr. Bacon is a director of Comcast Corporation and the Corporation for Supportive Housing. He is a member of the Executive Leadership Council.

David C. Benson, 50, has been Executive Vice President—Capital Markets since April 2009. Prior to that time, Mr. Benson served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from August 2008 to April 2009, as Fannie Mae’s Senior Vice President and Treasurer from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from June 2002 to February 2006. Prior to joining Fannie Mae, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

Terence W. Edwards, 54, has been Executive Vice President—Credit Portfolio Management since September 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Edwards served as the President and Chief Executive Officer of PHH Corporation, a leading outsource provider of mortgage and fleet management services, from January 2005 to June 2009. Mr. Edwards was also a member of the Board of Directors of PHH Corporation from January 2005 through June 2009. Prior to PHH Corporation’s spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in January 2005, Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (now known as PHH Mortgage Corporation), a subsidiary of Cendant Corporation, beginning in February 1996. Mr. Edwards had previously served in other executive roles at PHH Corporation, which he joined in 1980.

David C. Hisey, 49, has been Executive Vice President and Deputy Chief Financial Officer since November 2008. Mr. Hisey previously served as Executive Vice President and Chief Financial Officer from August to November 2008, as Senior Vice President and Controller from February 2005 to August 2008 and as Senior Vice President, Financial Controls and Operations from January to February 2005. Prior to joining Fannie Mae, Mr. Hisey was Corporate Vice President of Financial Services Consulting, Managing Director and practice leader of the Lending and Leasing Group of BearingPoint, Inc., a management consulting and systems integration company. Prior to joining BearingPoint in 2000, Mr. Hisey was an audit partner with KPMG, LLP. Mr. Hisey serves as our principal accounting officer and is a certified public accountant.

David M. Johnson, 49, has been Executive Vice President and Chief Financial Officer since November 2008. Prior to joining Fannie Mae, Mr. Johnson held the position of Executive Vice President and Chief Financial Officer of The Hartford Financial Services Group, Inc., a diversified insurance/financial services company, from 2001 until April 2008. Mr. Johnson had previously served as Senior Executive Vice President and Chief Financial Officer of Cendant Corporation from November 1998 through January 2001. Prior to joining Cendant Corporation, Mr. Johnson served as a Managing Director in the Investment Banking Division at Merrill Lynch, Pierce, Fenner and Smith, Inc., where he started in 1986.

Linda K. Knight, 60, has served as Executive Vice President and Treasurer since April 2009. Ms. Knight previously served as Executive Vice President—Enterprise Operations & Securities from November 2008 to April 2009. Ms. Knight has been responsible for securities operations since August 2008. She was responsible for enterprise operations from April 2007 to April 2009, except for a period from August 2008 to September

2008. Ms. Knight served under the title Executive Vice President—Securities from August to November 2008 and as Executive Vice President—Enterprise Operations from April 2007 until August 2008. Previously, Ms. Knight served as Executive Vice President—Capital Markets from March 2006 to April 2007. Before that, she served as Senior Vice President and Treasurer from February 1993 to March 2006, and Vice President and Assistant Treasurer from November 1986 to February 1993. Ms. Knight held the position of Director, Treasurer’s Office from November 1984 to November 1986. Ms. Knight joined Fannie Mae in August 1982 as a senior market analyst.

Timothy J. Mayopoulos, 50, has been Executive Vice President, General Counsel and Corporate Secretary since April 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Mayopoulos was Executive Vice President and General Counsel of Bank of America Corporation from January 2004 to December 2008. Before joining Bank of America, he was Managing Director and General Counsel, Americas of Deutsche Bank AG’s Corporate and Investment Bank from January 2002 to January 2004. Prior to that, he was Managing Director and Senior Deputy General Counsel, Americas of Credit Suisse First Boston from November 2000 to May 2001. He previously served as Managing Director and Associate General Counsel at Donaldson, Lufkin & Jenrette, Inc., where he worked from May 1996 to November 2000. From October 1986 to September 1994, Mr. Mayopoulos was in private practice at Davis Polk & Wardwell. He also served as Associate Independent Counsel in the Office of the Independent Counsel from October 1994 to May 1996 during the Whitewater investigation.

Karen R. Pallotta, 46, has been Executive Vice President—Single-Family Mortgage Business since June 2009. Ms. Pallotta served as Senior Vice President—Product Acquisition Strategy and Support from September 2005 to May 2009. She previously served as Vice President—Marketing and Lender Strategies from November 2001 to September 2005. Ms. Pallotta held the positions of Director—Marketing from December 1999 to November 2001 and Director—Transactions and Account Management from July 1997 to December 1999. From July 1990, when she joined Fannie Mae, to July 1997, Ms. Pallotta held various analyst, manager and specialist positions with Fannie Mae.

Kenneth J. Phelan, 50, has been Executive Vice President—Chief Risk Officer, since April 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Phelan served as Chief Risk Officer of Wachovia Corporation, a financial holding company and bank holding company, from October 2008 to January 2009. Prior to Wachovia, Mr. Phelan served as Head of Risk Management Services at JPMorgan Chase & Co., a financial holding company, from August 2004 to September 2008. He also served as Head of Risk Strategy Development for Bank One Corporation, which was acquired by JPMorgan Chase & Co. in 2004, from February 2001 to August 2004.

William B. Senhauser, 47, has been Senior Vice President and Chief Compliance Officer since December 2005 and interim head of Communications and Marketing Services and the Office of Community and Charitable Giving since December 2009. Mr. Senhauser previously served as Vice President for Regulatory Agreements and Restatement from October 2004 to December 2005 and Vice President for Operating Initiatives from January 2003 to September 2004. Mr. Senhauser joined Fannie Mae in 2000 as Vice President for Fair Lending.

Michael A. Shaw, 62, has been Executive Vice President and Chief Credit Officer since April 2009. Mr. Shaw previously served as Executive Vice President and Enterprise Risk Officer from November 2008 to April 2009, and as Executive Vice President and Chief Risk Officer from August 2008 to November 2008. Prior to that time, Mr. Shaw served as Senior Vice President—Credit Risk Oversight beginning in April 2006, when he joined Fannie Mae. Prior to that time, Mr. Shaw was employed at JPMorgan Chase & Co., where he served as Senior Credit Executive from 2004 to 2006, as Senior Risk Executive, Policy, Reporting, Analytics and Finance during 2004 and as Senior Credit Executive—Consumer, Chase Financial Services from 2003 to 2004. Prior to joining JP Morgan, Mr. Shaw held senior risk positions at GE Capital and a subsidiary from 1997 to 2003. Mr. Shaw previously served in several senior risk positions at Citigroup Inc., which he joined in 1972.

Edward G. Watson, 48, has been Executive Vice President—Operations and Technology, since April 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Watson held a variety of positions with Citigroup Inc., a global diversified financial services holding company. From April 2004 to April 2008, he was

Global Head, Capital Markets Operations and Institutional Clients Group Business Services. Before that, he served in a series of senior finance positions, including as Chief Financial Officer of Citigroup International, the European Investment Bank, and of Global Investment Management. Upon joining Citigroup in 1994, Mr. Watson led the effort to build the infrastructure for a start-up interest rate and equity over-the-counter derivatives business, which he ran until 1998.

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she resigns, retires or is removed from office.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2009 or with respect to 2009 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2009. However, William Senhauser reported one 2008 transaction late.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our Board of Directors approved a new executive compensation program in December 2009, which we have used for 2009 compensation actions. The new program and our 2009 compensation actions were approved by FHFA in consultation with the Department of the Treasury. The new program represents a change from our previous executive compensation structure and also takes into account the extraordinary market environment and conditions the company is facing and taking actions to address.

The Board of Directors and FHFA believe that our new executive compensation program reflects evolving standards regarding executive compensation and will also enable us to recruit and retain well-qualified executives. Although we did not receive funds pursuant to the Troubled Asset Relief Program (“TARP”), the new executive compensation program follows the same general structure of compensation arrangements approved by Treasury’s Special Master for TARP Executive Compensation for top executives at financial institutions that have received exceptional TARP assistance, except that our program reflects our different circumstances. As described in more detail below, our new executive compensation structure consists of three primary elements: base salary, deferred pay and a performance-based long-term incentive award. Elements of our new compensation structure also adopt or expand on compensation reforms advanced by Treasury’s Special Master for TARP Executive Compensation. For example, we have implemented forfeiture and repayment provisions, or “clawbacks.” These clawbacks, which are more extensive in scope than the clawbacks required for senior executives at TARP-assisted firms, provide for an executive officer to repay some or all of his or her deferred pay and long-term incentive awards in the event his or her gross misconduct or gross negligence materially harms the company, he or she is convicted of a felony, or he or she has been granted deferred pay or long-term incentive awards based on materially inaccurate performance metrics.

Given Fannie Mae’s essential role in supporting the housing and mortgage markets during this critical time, attracting and retaining high-quality executives remains a top priority of both the Board of Directors and FHFA. FHFA’s Acting Director has stated that he believes it is critical to protect the taxpayer interests in Fannie Mae and Freddie Mac by ensuring that each company has experienced, qualified people managing day-to-day business operations in the midst of the current uncertainty over the future of both companies, and that any other approach puts at risk the management of more than $5 trillion in mortgage holdings and guarantees that are supported by taxpayers through the senior preferred stock purchase agreements with Treasury.

In making specific compensation determinations for 2009, the Board of Directors and FHFA also sought to recognize that the company and its management worked diligently in an extraordinarily challenging market environment to meet the corporate performance goals established for 2009. Our achievements in 2009 included providing over $800 billion in liquidity to the mortgage market, playing a central role in launching the Obama Administration’s Home Affordable Modification Program and helping homeowners by completing more than 600,000 workouts. More information regarding our 2009 corporate goals and performance against these goals is provided below under “2009 Compensation Process and Decisions—What elements of corporate performance and other factors did the Compensation Committee and the Board consider in making compensation decisions relating to the 2009 long-term incentive awards and 2008 Retention Program awards?”

Our Named Executives for 2009

This section discusses compensation decisions relating to our current and former Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers during 2009. We refer to these individuals as our named executives. For 2009, our named executives were:

•	Michael J. Williams, President and Chief Executive Officer (since April 2009) and Executive Vice President and Chief Operating Officer (until April 2009);

•	Herbert M. Allison, Jr., President and Chief Executive Officer (until April 2009);

•	David M. Johnson, Executive Vice President and Chief Financial Officer;

•	Kenneth J. Bacon, Executive Vice President—Housing and Community Development;

•	David C. Benson, Executive Vice President—Capital Markets; and

•	Timothy J. Mayopoulos, Executive Vice President, General Counsel and Corporate Secretary.

Executive Compensation Objectives

What are the goals and objectives for our executive compensation program?

Given Fannie Mae’s essential role in providing liquidity to the mortgage market and supporting the housing market, as well as the need to prudently manage our $3.2 trillion book of business, a primary goal of our Board of Directors and FHFA in developing our executive compensation program is to attract and retain the executive talent needed to continue to fulfill these roles and responsibilities. Our 2009 executive compensation program is also intended to drive a pay for performance environment by rewarding executive officers for company and individual performance through the use of performance-based long-term incentive awards. In addition, the Board of Directors and FHFA sought to develop an executive compensation program that reflects evolving standards regarding executive compensation and, to the extent appropriate, is generally consistent with the structural standards created for TARP-assisted firms.

Elements of 2009 Compensation

What are the elements of our 2009 executive compensation arrangements?

Compensation for our named executives for 2009, other than for Mr. Allison, consisted of three primary elements: base salary, deferred pay and a long-term incentive award. The named executives also received retirement benefits, other benefits generally available to our employees and certain perquisites. Our compensation arrangements for Mr. Allison are discussed under “Individual Compensation Decisions for 2009—What compensation arrangements did we have with Mr. Allison, our previous Chief Executive Officer?” below.

Base Salary, Deferred Pay and Long-Term Incentive Awards

•	Base Salary. Base salary is paid in cash throughout the year on a bi-weekly basis and provides a minimum, fixed level of cash compensation for the named executives. Base salary reflects the named executive’s level of responsibility and experience, as well as his performance over time. Beginning in

2010, base salary will be capped at $500,000 for all of our executive officers, including the named executives, other than our Chief Executive Officer and Chief Financial Officer.

•	Deferred Pay. Deferred pay is paid to the named executives in cash in quarterly installments in the year following the performance year. Generally, 2009 deferred pay will be paid in four equal quarterly installments in March, June, September and December of 2010. Deferred pay is designed to replicate the “stock salary” element of the compensation program applicable to financial institutions that received TARP assistance and is also intended to serve as a retention incentive for the named executives; however, deferred pay will be paid in cash, not stock. Given the low market value of our common stock since our entry into conservatorship, we and FHFA believe that stock-based compensation would not provide appropriate retention incentives for our named executives. Further, large grants of low-priced stock could provide substantial incentives for the named executives to seek and take large risks. In addition, we are prohibited from paying new stock-based compensation under the senior preferred stock purchase agreement without Treasury’s consent.

The amount of deferred pay is the remaining portion of a named executive’s total direct compensation that is not base salary or a long-term incentive award at the target level. Deferred pay for 2009 contains no performance-based component; however, as described below under “Components of 2010 Compensation and Changes from 2009 Compensation Arrangements,” 50% of deferred pay for 2010 will be based on the company’s performance against corporate goals established for 2010 and 50% of deferred pay for 2010 will be service-based. Except in the limited circumstances described under “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” below, we will pay installments of deferred pay only if the named executive is employed by Fannie Mae on the scheduled payment dates.

•	Long-term Incentive Award. A long-term incentive award is a performance-based cash award that is paid in the two calendar years following the performance year. Half of the 2009 long-term incentive award was paid in February 2010 and the remaining half of the award will be paid in the first quarter of 2011. Long-term incentive awards are designed to provide incentives to the named executives to achieve corporate and individual performance goals. In addition, because the final half of the award is not payable until the first quarter of the second year following the performance year, it also serves as a retention incentive for the named executives. Except in the limited circumstances described under “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” below, we will pay installments of a long-term incentive award only if the named executive is employed by Fannie Mae on the scheduled payment dates.

We target long-term incentive awards at one-third of total compensation. The actual amount paid to a named executive is based on the company’s and the named executive’s performance against corporate and individual performance goals. For a description of our 2009 corporate performance goals, see “2009 Compensation Process and Decisions—What elements of corporate performance and other factors did the Compensation Committee and the Board consider in making compensation decisions relating to the 2009 long-term incentive awards and 2008 Retention Program awards?” below. Our Board of Directors retains the discretion to pay individual long-term incentive awards that are lower or higher than the target amounts and this discretion is not restricted to a specific range above or below these targets; however, the sum of the individual long-term incentive awards to all executive officers cannot exceed the overall size of the long-term incentive pool for our executive officers, and FHFA has directed that this pool cannot exceed 120% of target. In addition, each long-term incentive award paid to an executive officer must be approved by FHFA.

Employee Benefits

Our employee benefits are a fundamental part of our executive compensation program, and serve as an important tool in attracting and retaining senior executives. We describe these employee benefits below.

•	Retirement Plans. We redesigned our retirement benefits program in late 2007 and further limited certain retirement benefits in 2009. As a result of these changes, the retirement plans in which each of our named executives was eligible to participate in 2009 depended on their date of hire or promotion, as applicable.

•	Messrs. Williams and Bacon. Messrs. Williams and Bacon participate in our Executive Pension Plan, tax-qualified defined benefit pension plan and supplemental defined benefit pension plans. As discussed below under “Components of 2010 Compensation and Changes from 2009 Compensation Arrangements,” we have frozen benefit accruals under the Executive Pension Plan.

•	Mr. Benson. Mr. Benson participates in our tax-qualified defined benefit pension plan and supplemental defined benefit pension plans. He is not eligible to participate in our Executive Pension Plan because he was promoted to executive vice president after we froze participation in the Executive Pension Plan in November 2007.

•	Messrs. Johnson and Mayopoulos. We hired Messrs. Johnson and Mayopoulos after we froze participation in our Executive Pension Plan, tax-qualified defined benefit pension plan and supplemental defined benefit pension plans. Accordingly, they do not participate in any of our defined benefit pension plans. They participate instead in our Supplemental Retirement Savings Plan, which is an unfunded, non-tax-qualified defined contribution plan.

All of the named executives are also eligible to participate in our Retirement Savings Plan, which is a 401(k) plan that is available to our employee population as a whole. Participants in our Retirement Savings Plan who are not eligible for our tax-qualified defined benefit pension plan receive an enhanced matching contribution under the Retirement Savings Plan. We provide more detail on our retirement plans under “Compensation Tables—Pension Benefits” and “Compensation Tables—Nonqualified Deferred Compensation.”

•	Other Employee Benefits and Plans. In general, the named executives are eligible for employee benefits available to our employee population as a whole, including our medical insurance plans and matching charitable gifts program. The named executives are also eligible to participate in our supplemental long-term disability plan, which is available only to employees above a specified level. Until December 2009, the named executives were also eligible to participate in our executive life insurance program; however, that benefit has been terminated. Beginning in 2010, the named executives are eligible for the life insurance program generally available to our employee population as a whole.

•	Perquisites. In 2009, we provided certain named executives with limited perquisites not generally available to our employee population as a whole, consisting primarily of reimbursement of relocation and temporary living expenses. In addition, all named executives were eligible to receive an annual physical at the company’s expense. More information on perquisites provided to our named executives is provided below under “Compensation Tables—Components of ‘All Other Compensation’ for 2009.” As noted below under “Components of 2010 Compensation and Changes from 2009 Compensation Arrangements,” effective January 1, 2010, we have limited perquisites for our named executives to no more than $25,000 per year. Any exceptions to this limit will require the approval of FHFA in consultation with Treasury.

•	Severance Benefits. We have not entered into employment agreements with any of our named executives that would entitle the executive to severance benefits. Information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated is provided below in “Compensation Tables—Potential Payments Upon Termination or Change-in-Control.”

2008 Retention Program

Following our entry into conservatorship in September 2008, FHFA determined that no executive officer would receive a cash bonus or long-term incentive award for 2008 performance. FHFA then established a broad-based employee retention program, referred to as the 2008 Retention Program, under which our named executives who were employed by Fannie Mae prior to conservatorship (Messrs. Williams, Bacon and Benson) received cash retention awards. The final portion of these retention awards was based on 2009 corporate performance, as determined by the Compensation Committee and Board of Directors and as approved by FHFA in February 2010, and was paid in February 2010. The corporate goals against which performance was measured were the same as those applicable to the 2009 long-term incentive award. See “2009 Compensation Process and Decisions—What elements of corporate performance and other factors did the Compensation

Committee and the Board consider in making compensation decisions relating to the 2009 long-term incentive awards and 2008 Retention Program awards?” below for a discussion of the corporate goals against which performance was measured and the Compensation Committee’s and Board’s assessment of performance against these goals.

Although we consider all payments under the 2008 Retention Program to be part of our 2008 compensation program, we have incorporated the amount of this final retention payment into the applicable named executives’ 2009 compensation set forth below in the “Summary Compensation Table for 2009, 2008 and 2007” because this final payment under the 2008 Retention Program was based on 2009 corporate performance. For a description of the 2008 Retention Program, please refer to “Executive Compensation—Compensation Discussion and Analysis” in our 2008 Form 10-K.

Why was this mix of base salary, deferred pay and long-term incentive awards selected?

FHFA worked with our management and Board of Directors, and sought the guidance of Treasury’s Special Master for TARP Executive Compensation, to develop an executive compensation program that benefits from the structural standards created for TARP-assisted firms. As a result of these efforts, we adopted a compensation program based on FHFA’s guidance consisting of base salary, deferred pay and a long-term incentive award. With regard to the relative distribution of total compensation among these elements, based on guidance from FHFA, we targeted the long-term incentive award component at one-third of total compensation and limited annual base salary rates to no more than $500,000 beginning in 2010, except in the case of our Chief Executive Officer and Chief Financial Officer, which is similar to the pay structure created for TARP-assisted firms. FHFA provided guidance that the remaining portion of total compensation be paid over time in cash in the form of deferred pay.

2009 Compensation Process and Decisions

What was the effect of the conservatorship on our process for setting executive compensation in 2009?

As discussed above under “Business—Conservatorship and Treasury Agreements—Conservatorship,” we have been under the conservatorship of FHFA since September 2008. The conservatorship has had a significant impact on the compensation received by our named executives in 2009, as well as the process by which executive compensation for 2009 was determined. Regulatory requirements affecting our compensation process include:

•	Our directors serve on behalf of FHFA and exercise their authority subject to the direction of FHFA. More information about the role of our directors is described above in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

•	FHFA, as our conservator, has directed that our Board consult with and obtain FHFA’s consent before taking any actions involving hiring, compensation or termination benefits of any officer at the executive vice president level and above and including, regardless of title, executives who hold positions with the functions of the chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general/internal auditor.

•	Under the terms of the senior preferred stock purchase agreement with Treasury, we may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executives or executive officers without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

•	Under the terms of the senior preferred stock purchase agreement, we may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement. This restricts our ability to offer stock-based compensation.

•	While we are in conservatorship, FHFA, as our conservator, retains the authority to approve and to modify both the terms and amount of any compensation to any of our executive officers. In addition, until December 31, 2009, the Housing and Economic Recovery Act of 2008 separately provided FHFA, as our regulator, with the power to approve, disapprove and modify executive compensation.

•	FHFA, as our regulator, must approve any termination benefits we offer to our named executives and certain other officers identified by FHFA.

•	Under the Housing and Economic Recovery Act of 2008 and related regulations issued by FHFA, the Director of FHFA has the authority to prohibit or limit us from making any “golden parachute payment” to specified categories of persons, including our named executives.

As a result of these requirements, the 2009 compensation determinations for our named executives discussed in this Compensation Discussion and Analysis were approved by the Acting Director of FHFA in consultation with Treasury.

What was the role of the Compensation Committee, the Board of Directors, Fannie Mae senior management, FHFA and Treasury in determining 2009 compensation?

Our senior management, Compensation Committee and Board of Directors worked closely with FHFA in developing our 2009 executive compensation structure and total compensation target amounts for the named executives. Senior management, working with its compensation consultant and using benchmark data from the comparator group identified below, developed compensation alternatives for the named executives for the Compensation Committee’s consideration. See “What comparator group did we use for benchmarking and how did we select this group?” below for a description of our comparator group and management’s and the Compensation Committee’s role in determining the comparator group. The Compensation Committee, working with its own independent compensation consultant, reviewed the compensation alternatives proposed by management and developed compensation recommendations for the named executives that were provided to FHFA for their consideration. FHFA reviewed these recommendations and, in consultation with management, the Board of Directors and Treasury over the course of several months, developed and refined the overall structure of our 2009 executive compensation program and the total compensation target amounts for the named executives. The Compensation Committee then reviewed the proposed 2009 executive compensation structure and total compensation target amounts, and recommended the structure and targets to the Board. The Board approved the structure and targets, subject to FHFA’s approval. FHFA, in consultation with Treasury, then approved our new executive compensation structure and our new total compensation target amounts for the named executives in December 2009.

In determining the funding level and amount of 2009 long-term incentive awards and the amount of the final payment of the 2008 Retention Program awards, the Compensation Committee and the Board of Directors reviewed and discussed information provided by senior management on our ongoing performance relative to our corporate performance goals on a periodic basis during 2009. In January 2010, the Compensation Committee and the Board evaluated corporate performance relative to our 2009 goals. Based on this review, the Compensation Committee, with input from the Board, made an initial determination that the pool for 2009 long-term incentive awards for executive officers and for the final payment of the 2008 Retention Program awards would be funded at 95% of target, subject to FHFA approval. In addition, in January 2010, the Board evaluated each named executive’s individual performance and made an initial determination of his individual 2009 long-term incentive award amount, subject to FHFA approval. The Board evaluated the Chief Executive Officer’s individual performance with input from the Compensation Committee and evaluated each other named executive’s individual performance with input from both the Compensation Committee and the Chief Executive Officer. The Compensation Committee’s and Board’s initial compensation determinations relating to the 2009 long-term incentive awards and 2008 Retention Program award payments were provided to FHFA for their review and approval in January 2010.

In February 2010, following its review of these initial determinations and information about the factors the Compensation Committee and the Board considered in making these determinations, FHFA provided guidance to the Compensation Committee and the Board on its view that the Committee should reduce the level of funding for the pool for 2009 long-term incentive awards for executive officers and for the final payment of the 2008 Retention Program awards from the level it had initially determined. Based on this guidance, the Compensation Committee, with input from the Board, reassessed its initial funding determination and made a determination to decrease the funding level of the pool for 2009 long-term incentive awards for executive officers and for the final payment of the 2008 Retention Program awards from 95% to 90% of target, subject to FHFA approval. FHFA then approved the revised funding level of 90% for the pool for 2009 long-term incentive awards for executive officers and the adjusted amount of each named executive’s individual 2009 long-term incentive award, as well as the revised amounts of the final payment of the 2008 Retention Program awards.

For a description of the factors the Compensation Committee and the Board considered in making compensation decisions relating to the 2009 long-term incentive awards and 2008 Retention Program awards, including guidance from FHFA that led to the decrease in funding level described above, see “What elements of corporate performance and other factors did the Compensation Committee and the Board consider in making compensation decisions relating to the 2009 long-term incentive awards and 2008 Retention Program awards?” and “Individual Compensation Decisions for 2009” below.

How did we use compensation consultants in making 2009 compensation decisions for our named executives?

McLagan, the outside compensation consultant retained by Fannie Mae’s management, assisted management in proposing total compensation levels for each of the named executives. McLagan benchmarked compensation for the named executives’ positions against the comparator group identified below using publically available proxy data. In addition, McLagan provided feedback to management and the Compensation Committee on financial services industry market practices. We paid approximately $458,000 to McLagan for their services in 2009 in providing advice and recommendations relating to our 2009 compensation program for executives and other employees.

Frederic W. Cook & Co., Inc. (“FW Cook”), the independent compensation consultant retained by the Compensation Committee, reviewed benchmark data for the Chief Executive Officer prepared by McLagan and recommended a target compensation level for the Chief Executive Officer position for the Compensation Committee’s, the Board’s and FHFA’s consideration. FW Cook also reviewed the recommended compensation levels for the other named executives and provided feedback from its review to the Compensation Committee. FW Cook also advised the Compensation Committee on other matters relating to executive compensation, including the structure of our executive compensation program, alignment of our executive compensation program with TARP standards, market trends in executive compensation and the selection of the new comparator group identified below. We paid approximately $154,000 to FW Cook for their services in 2009 in providing advice and recommendations to the Compensation Committee and the Board relating to our executive compensation. FW Cook did not provide any additional services to the company in 2009.

Prior to FW Cook’s engagement as the independent compensation consultant to the Compensation Committee in 2009, Semler Brossy Consulting Group, LLC (“Semler Brossy”) provided consulting services to the Compensation Committee as an independent compensation consultant. In early 2009, the Compensation Committee consulted with Semler Brossy on various matters relating to executive compensation, including performance metrics for long-term incentives and draft incentive structures. We paid approximately $43,000 to Semler Brossy for their services in 2009 in providing advice and recommendations to the Compensation Committee relating to our executive compensation. Semler Brossy did not provide any additional services to the company in 2009.

What was the role of benchmark data in determining 2009 compensation for our named executives?

Benchmark data from the comparator group identified below was used by management, the Compensation Committee and FHFA to help determine overall compensation levels for the named executives. Management worked with McLagan to benchmark changes in incentive compensation levels from 2007 to 2008 for the named executives’ positions, as well as overall 2008 compensation levels for these positions. The benchmark data used consisted of publically available proxy data relating to the comparator group identified below. Management and the Compensation Committee considered these benchmark data, the criticality of positions within the company and the key skills required for each role to make recommendations on the compensation levels for each named executive to FHFA. FHFA, in consultation with Treasury, reviewed the recommended compensation levels and gave direction to management and the Compensation Committee on the final target total compensation levels for each named executive.

Benchmark data from the comparator group identified below was not used in developing the overall structure of our 2009 executive compensation program, in terms of the elements of compensation and the relative distribution of compensation among the various elements. As discussed above, the structure of our compensation program was developed based on elements of the compensation structure approved by Treasury’s Special Master for TARP Executive Compensation for companies receiving exceptional TARP assistance.

What comparator group did we use for benchmarking and how did we select this group?

In 2009, the Compensation Committee selected a new comparator group of 18 companies for benchmarking named executive compensation. The companies in the comparator group are:

• Allstate Corporation	• Fifth Third Bancorp	• Principal Financial Group
• American International Group	• Genworth Financial, Inc.	• Prudential Financial, Inc.
• Bank of New York Mellon Corporation	• GMAC LLC	• Regions Financial Corporation
• BB&T Corporation	• Hartford Financial Services Group	• State Street Corporation
• Capital One Financial Corporation	• Lincoln National Corporation	• SunTrust Banks Inc.
• Freddie Mac	• Metlife, Inc.	• US Bancorp.

Management requested that McLagan review our existing comparator group and recommend appropriate changes. Based on its review and with input from management, McLagan recommended the new comparator group identified above. The Compensation Committee, with input from FW Cook, then reviewed and approved the composition of the new comparator group. Factors relevant to the selection of this comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, public insurance company or government-sponsored enterprise) and their size (in terms of total assets, revenues and headcount) relative to the size of Fannie Mae. Because we are a government-sponsored enterprise with a unique business, structure and mission, the only directly comparable firm to us is Freddie Mac. Our total assets are substantially larger than the median of the comparator group and our net revenues are also larger than the median of the comparator group; however, our headcount is substantially smaller than the median of the comparator group and in many cases our operations are less diverse.

What elements of corporate performance and other factors did the Compensation Committee and the Board consider in making compensation decisions relating to the 2009 long-term incentive awards and 2008 Retention Program awards?

The Compensation Committee and the Board of Directors evaluated the company’s performance against its 2009 corporate performance goals and related objectives to determine the funding of the pool for 2009 long-term incentive awards for the named executives and the amounts of the final performance-based portion of the 2008 Retention Program awards for the applicable named executives.

Fannie Mae had three overall corporate performance goals for 2009, with related objectives designed to achieve each of these overall goals. Management and the Board of Directors, in consultation with FHFA, selected these corporate performance goals and objectives to carry out the company’s mission and current business objectives. See “Business—Executive Summary” for a description of our mission and current business objectives. The Compensation Committee did not give more weight to one goal than any other goal.

Our 2009 corporate performance goals and related objectives, and our performance against these goals and objectives, are described below:

•	Goal 1: Our first 2009 performance goal was to be a recognized leader in the housing recovery by providing liquidity to the mortgage market and helping to prevent foreclosures. Our performance against this goal was to be measured by our achievement of the following four objectives:

•	Help homeowners. The first objective was to help homeowners avoid foreclosure by completing 387,500 to 460,000 workouts, including modifications, forbearances, foreclosure alternatives and other home retention activities. We exceeded this objective by completing more than 600,000 workouts in 2009.

•	Administration of the Home Affordable Modification Program. The second objective was to carry out our role as program administrator of Treasury’s Home Affordable Modification Program, or HAMP. We successfully completed all 2009 milestones associated with this objective, which were:

•	New Reporting System. We implemented a new reporting system for tracking trial modifications and permanent loans and incentive payments made under HAMP in June.

•	Payments to Servicers. We made our first incentive payments to servicers under HAMP in July.

•	Second Lien Program and Other Program Initiatives. Working with Treasury, we announced the Second Lien Program in August. In addition, on behalf of Treasury, we released the Home Price Decline Protection Program in July and the Home Affordable Foreclosure Alternatives Program in November.

•	Guidance to Servicers. We provided clear guidance to servicers about HAMP. For example, we maintained the HAMP servicer website on Treasury’s behalf, which houses all program-related servicer communications, directives, training modules and frequently asked questions; we held weekly calls with servicers; and we issued multiple communications to servicers to announce program-related enhancements and new directives.

•	Servicer and Borrower Outreach. We engaged in many different servicer and borrower outreach activities in 2009, including working with servicers to solicit information from more than three million borrowers to determine HAMP eligibility, working with partners to launch 20 outreach events in cities throughout the country, launching call centers for borrowers and servicers, working with partners to launch a public service announcement campaign for HAMP and deploying Fannie Mae representatives to the major servicers to monitor performance and improve conversions to permanent modifications.

•	Single-Family Market Served. The third objective was to provide liquidity to the single-family mortgage market. The amount of liquidity we provided to the single-family mortgage market was to be measured by our achievement of a market share of new single-family mortgage-related securities issuances of 37.5%, while balancing the credit risk and expected profitability of this new business. We exceeded this objective for 2009, achieving a market share for new single-family mortgage-related securities issuances of 46.3% for 2009 and actively balancing this market position with prudent lending and pricing.

•	Multifamily Market Served. The fourth objective was to provide liquidity to the multifamily mortgage market. The amount of liquidity we provided to the multifamily mortgage market was to be measured by our achievement of a multifamily GSE market share of 50%, while balancing the credit risk and expected profitability of these new acquisitions. Multifamily GSE market share refers to the percentage of multifamily credit guaranty acquisitions by Fannie Mae versus Freddie Mac. We exceeded this objective for 2009, achieving a multifamily GSE market share of 54% for 2009 and actively balancing this market position with prudent lending and pricing.

The Compensation Committee determined that the targets for all related objectives to this performance goal were either met or exceeded. In connection with this assessment, the Committee recognized the continued weakness in the housing and financial markets and noted that, without the company’s involvement, the housing market would have been significantly worse. The Committee noted that management exceeded the target for the number of homeowners helped and exceeded the targets for single-family and multifamily market share. The Committee determined that the company successfully executed its role as administrator of HAMP, implementing and administering the program in a very difficult operating environment. The Committee also recognized that the company took a variety of steps to help its borrowers who were not eligible under HAMP. The Committee noted that, notwithstanding management’s performance, significant opportunities remain for converting HAMP trial modifications into permanent modifications; however, the Committee concluded that, based on the factors described above, it was not appropriate to reduce the named executives’ long-term incentive awards or 2008 Retention Program awards based on the performance of HAMP in 2009.

•	Goal 2: Our second 2009 performance goal was to protect taxpayers, achieve our mission and build a more streamlined, high-performing company. Our performance against this goal was to be measured by our achievement of the following seven objectives:

•	Administrative expenses. The first objective was to (a) limit administrative expenses to $1.8 billion, excluding extraordinary items such as the implementation of new accounting rules on consolidation, certain costs relating to HAMP and other extraordinary expenses, and (b) limit the number of our employees to 5,800. This objective was to be balanced against our other corporate goals and objectives when evaluating our performance against it. We met the first target of this objective by keeping our administrative expenses, excluding extraordinary items, to $1.7 billion. We did not, however, meet the second target of this objective, as our employee headcount of approximately 6,000 employees at year end exceeded our target by approximately 4%. These additional employees were hired to support our credit-related initiatives, including our work as HAMP program administrator, and to replace existing contractors.

•	Cumulative Treasury Infusion. The second objective was to protect taxpayers by limiting the amount of the investment Treasury must make under the senior preferred stock purchase agreement. Because this objective might be in conflict with Goal 1, it was to be balanced against Goal 1 when evaluating our performance against it. We met this objective by actively managing our business throughout the year with the goal that our new business activities would be profitable. These efforts mitigated the size of our draws under the senior preferred stock purchase agreement in 2009, which were primarily caused by credit losses relating to business originated prior to 2009. We also focused on a variety of initiatives to help reduce our credit losses from what they otherwise would have been.

•	Housing Goals. The third objective was to finalize a framework for our new housing goals with FHFA and meet these housing goals to the extent feasible. FHFA announced our final 2009 housing goals in August. Based on our preliminary determination, which has not yet been validated by FHFA, we believe we met all of the 2009 housing goals and related subgoals, except for the “underserved areas” goal and the increased “multifamily special affordable housing” subgoal. We did not meet this goal and subgoal based on our assessment that they were infeasible given the current market and economic conditions. See “Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—Housing Goals and Subgoals and Duty to Serve Underserved Markets” for more information on our 2009 housing goals and our performance against these goals.

•	Return on Capital Framework. The fourth objective was to work to establish a return on capital methodology to ensure that we earn the appropriate return on new business, with a particular focus on economic capital. We met this objective by developing a framework for economic capital and return on capital for the company.

•	Information Technology/Operations Redesign. The fifth objective was to begin a two- to three-year plan to reengineer end-to-end business processes, including information technology architecture and operations processes. We successfully completed all 2009 milestones associated with this objective, which consisted of developing a target state architecture and governance framework, making this governance framework operational, developing a plan to lower our operational costs and achieving over $10 million in 2010 run rate savings from transformation work in 2009.

•	Housing and Economic Recovery Act-Compliant Sourcing. The sixth objective was to design an approach to sourcing that is compliant with the Housing and Economic Recovery Act’s requirement that we implement standards and procedures to ensure the inclusion and utilization of minorities and women, and minority- and women-owned businesses, in all of our business and activities. We met this objective by developing a sourcing framework that is designed to be compliant with the Housing and Economic Recovery Act’s requirement and by finalizing a policy on compliance with the Act.

•	Performance-Based Culture. The seventh objective was to move toward a performance-based culture in order to accomplish our goals and position the company for long-term success. We successfully completed all 2009 milestones associated with this objective, which included collecting employee input, selecting areas of focus, implementing action plans and measuring our performance against those plans. We also attained our goals of retaining high-performing employees at a higher rate than lower-performing employees and maintaining a diverse workforce at all levels.

The Compensation Committee determined that we achieved this performance goal and five of the seven related objectives. The Committee determined that our failure to meet two of the related objectives was based on sound business rationale. As noted above, we did not meet our headcount target and did not meet all of our 2009 housing goals and subgoals. The Committee determined that exceeding the headcount target was necessary to support our responsibilities under HAMP and other government housing initiatives and to support our credit-related initiatives. The Committee also agreed with management’s determination that the missed housing goal and subgoal were infeasible given the current market and economic conditions.

In evaluating our performance with respect to this goal, the Committee also considered our financial performance and the amount of our draws under the senior preferred stock purchase agreement. The Committee noted that significant losses in 2009 had been anticipated at the time the corporate goals were established. These anticipated losses stemmed primarily from business originated prior to 2009 and were the principal reason for our draws under the senior preferred stock purchase agreement. Moreover, the Committee noted that the housing and financial markets in 2009 proved weaker than had been anticipated when the goals were initially established, which exacerbated our losses and the amount of our draws under the senior preferred stock purchase agreement. The Committee recognized the numerous activities and programs we undertook in 2009 to stabilize the housing market and provide market liquidity. The Committee also recognized our efforts to enter into profitable business transactions in 2009 and the variety of initiatives we undertook with the goal of reducing our future credit losses below what they otherwise would have been.

•	Goal 3: Our third 2009 performance goal was to measure, manage and reduce enterprise risk more effectively. Our performance against this goal was to be measured by our achievement of the following two objectives:

•	Risk and Controls. The first objective was to achieve and maintain a strong control and risk environment. We met all 2009 milestones associated with this objective, which consisted of implementing an updated enterprise risk framework, remediating the material weakness in our internal control over financial reporting relating to model inputs for assessment of other-than-temporary impairment for private-label mortgage-related securities, resolving certain significant deficiencies, designing operating metrics, and creating and implementing a new operational risk framework. Although we met all 2009 milestones relating to our risk and controls objective, we experienced a number of operational incidents in 2009 related to inadequately designed or failed execution of internal processes or systems. For example, in July and August 2009, we publicly identified errors in certain information reported about our MBS trusts and published corrected data relating to these errors.

•	Credit. The second objective was to develop and implement a new Board reporting framework to measure the performance of our acquisitions for the second half of 2008 and 2009 with regard to actual credit losses as compared with our modeled credit losses. We met this objective by developing this new reporting framework and reporting to the Board under the framework beginning in November 2009.

The Compensation Committee determined that we substantially achieved this performance goal. In making its determination, the Committee balanced the operational incidents that occurred in 2009 related to our internal processes and systems noted above against our achievements in the risk and controls and credit areas.

In addition to the performance evaluation described above, in making its 2009 compensation decisions regarding the 2009 long-term incentive awards and the final payment of the 2008 Retention Program awards, the Compensation Committee considered the difficulty of achieving the multiple goals and objectives described above and the difficult market environment in which the company operated in 2009. The Committee also considered the importance of attracting and retaining qualified senior executives so that we can continue to carry out our mission and current business objectives. The Committee noted that compensation target amounts were based in part on comparator group data for 2008 compensation and expected trends in compensation at the time the goals were established, and that the current trend in the financial services industry is toward higher compensation. The Committee also considered management’s recommendation. Finally, the Committee considered guidance received from FHFA on its view that, notwithstanding the company’s achievement or substantial achievement of each of its 2009 performance goals, the level of funding for the pool for 2009 long-term incentive awards for executive officers and for the final payment of the 2008 Retention Program awards should also take into account the level of the company’s draws under the senior preferred stock purchase agreement with Treasury.

Based on its performance evaluation and the additional factors noted above, the Compensation Committee determined, with input from the full Board of Directors and subject to FHFA approval, that the final performance-based portion of the 2008 Retention Program awards would be paid at 90% of target and the pool for 2009 long-term incentive awards for the company’s executive officers would be funded at 90% of target.

In determining the amounts of the long-term incentive awards for the named executives, the Board of Directors also evaluated each named executive’s individual performance. Individual performance was not a factor in determining the amounts of the final performance-based portion of the 2008 Retention Program awards. The Board’s individual compensation decisions are described below under “Individual Compensation Decisions for 2009.”

Individual Compensation Decisions for 2009

The amounts of the 2009 long-term incentive awards awarded to the named executives (other than Mr. Allison) took into account not only the company’s performance against the 2009 corporate goals and objectives described above, but also an assessment by the Board of Directors of each named executive’s performance during the year. The Board assessed the Chief Executive Officer’s performance with input from the Compensation Committee and assessed each other named executive’s performance with input from both the Compensation Committee and the Chief Executive Officer. Based on these assessments, the Board used its judgment and discretion to determine the amount of compensation it deemed appropriate for each named executive. The Board did not evaluate the performance of Mr. Allison, who left the company in April 2009 and, at his request, did not receive a 2009 long-term incentive award.

The Board of Directors determined that each named executive achieved his individual performance goals for 2009. As the pool for 2009 long-term incentive awards for the company’s executive officers was funded at 90% of target as described above, the Board determined that, subject to FHFA approval, each named executive would therefore receive a 2009 long-term incentive award equal to 90% of his individual target for this award, except for Mr. Mayopoulos as described under “What elements of our other named executives’ performance did the Board of Directors consider in determining their 2009 long-term incentive awards?” below. Each named executive’s 2009 long-term incentive award was also approved by FHFA.

The compensation arrangements for each of our named executives are set forth below in the “Summary Compensation Table for 2009, 2008 and 2007.” We describe the elements of each named executive’s performance that the Board of Directors considered in determining his 2009 long-term incentive award below.

What elements of Mr. Williams’, our current Chief Executive Officer’s, performance did the Board of Directors consider in determining his 2009 long-term incentive award?

Mr. Williams’ individual 2009 performance was evaluated based on the company’s performance against the corporate performance goals for 2009, reflecting the fact that he is accountable for the success of the entire organization. In addition, other achievements not reflected in the corporate performance goals were considered.

Under Mr. Williams’ leadership in 2009, the company met or exceeded the four objectives supporting the corporate goal of being a recognized leader in the housing recovery by providing liquidity to the mortgage market and helping to prevent foreclosures, which included completing more than 600,000 workouts in 2009, successfully completing all 2009 milestones relating to our role as HAMP program administrator and achieving the company’s single-family and multifamily market share objectives. The company also achieved or substantially achieved its other corporate performance goals.

During his tenure as Chief Executive Officer, Mr. Williams has provided strong and steady leadership in an extraordinarily challenging period for the company and a difficult market environment. He has built and maintained good relationships with FHFA and Treasury. He also has built an effective senior management team, including successfully integrating several members of the senior management team who were new to the company in 2009. Mr. Williams’ leadership also has been instrumental in motivating key employees and attracting and retaining the personnel necessary to continue to carry out the company’s mission and current business objectives.

What elements of our other named executives’ performance did the Board of Directors consider in determining their 2009 long-term incentive awards?

David Johnson, Executive Vice President and Chief Financial Officer.  In determining the amount of Mr. Johnson’s long-term incentive award, the Board considered the critical role he played in achieving the corporate objectives of building a return on capital framework and rebuilding the company’s credit risk models, which were significant factors in the company’s ability to achieve its 2009 corporate goals. The Board also considered Mr. Johnson’s instrumental role in supporting Treasury’s initiatives, including HAMP and the Housing Finance Agency initiative. In addition, the Board considered Mr. Johnson’s extensive work in advising the Strategic Planning Committee and supporting the company’s strategic initiatives.

Kenneth Bacon, Executive Vice President—Housing and Community Development.  In determining the amount of Mr. Bacon’s long-term incentive award, the Board considered the leadership role he played in developing and maintaining strong customer relationships, aggressively addressing multifamily credit risk, and otherwise providing liquidity in the multifamily market. The Board also considered Mr. Bacon’s pivotal role in successfully implementing, within a compressed timeframe, Treasury’s Housing Finance Agency initiative, a program which provided critical support to state and local housing finance agencies.

David Benson, Executive Vice President—Capital Markets.  In determining the amount of Mr. Benson’s long-term incentive award, the Board considered his crucial role in helping the company achieve its goals of providing liquidity to the market, improving its operational discipline and promoting a performance-based culture. The Board considered Mr. Benson’s extensive work in advising the Strategic Planning Committee and supporting the company’s strategic initiatives. In addition, the Board considered the benefit to the company of Mr. Benson’s substantial experience and knowledge regarding the capital markets.

Timothy Mayopoulos, Executive Vice President, General Counsel and Corporate Secretary.  In determining the amount of Mr. Mayopoulos’ long-term incentive award, the Board considered the significant role he played in addressing the legal issues and additional responsibilities arising from our conservatorship, his work on FHFA regulatory matters and his success in continuing to strengthen the company’s relationship with FHFA.

The Board also considered Mr. Mayopoulos’ outstanding performance in handling the company’s litigation matters and as Secretary of the Board. In addition, the Board considered his role in successfully working with FHFA to finalize a new executive compensation program. In addition to considering his performance, the Board determined that Mr. Mayopoulos should receive an additional amount in recognition of the termination of his temporary living benefit in December 2009. Accordingly, the Board determined that Mr. Mayopoulos’ long-term incentive award would equal 90% of his target long-term incentive award plus an additional $75,000. See footnote 1 to the “Components of ‘All Other Compensation’ for 2009” table below for a description of Mr. Mayopoulos’ temporary living benefit that was terminated in December 2009.

What compensation arrangements did we have with Mr. Allison, our previous Chief Executive Officer?

At his request, Mr. Allison, who was our Chief Executive Officer from September 2008 to April 2009, did not receive any salary, deferred pay or long-term incentive award for his service to the company.

As set forth in the “Components of ‘All Other Compensation’ for 2009” table below, Mr. Allison participated in our executive life insurance program in 2009 and therefore we paid the premium for his life insurance coverage. We also paid an amount to cover the withholding tax that resulted from our payment of this premium. In 2009, Mr. Allison reimbursed us our incremental cost for his use of a company car and driver for commuting and certain other personal travel and for meals from our corporate dining service. We paid an amount to cover the withholding tax relating to his use of a company car and driver for commuting and certain other personal travel.

Other Considerations

Do our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the company?

We conducted a risk assessment of our employee compensation policies and practices, including those relating to our named executives. In conducting this risk assessment, we reviewed, among other things, our compensation plans, pay profiles, performance goals, payout curves and performance appraisal management process. Based on the results of our risk assessment, we concluded that our employee compensation policies and practices, including those relating to our named executives, do not create risks that are reasonably likely to have a material adverse effect on the company.

We recognize that the objective of helping homeowners avoid foreclosure, which was one of the 2009 corporate performance objectives on which long-term incentive awards were based, is likely to have a detrimental effect, at least in the short term, on our results of operations, financial condition and net worth. However, we believe that any potential material risk created by this objective has been mitigated by our other 2009 corporate performance objectives, including those relating to protecting taxpayers, achieving our mission, building a more streamlined, high-performing company and measuring, managing and reducing enterprise risk more effectively.

What is our compensation recoupment policy with respect to executive officer compensation?

Beginning with compensation for the 2009 performance year, our executive officers’ compensation is subject to the following forfeiture and repayment provisions, also known as “clawback” provisions:

•	Materially Inaccurate Information. If an executive officer has been granted deferred pay or incentive payments (including long-term incentive awards) based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, he or she will forfeit or must repay amounts granted in excess of the amounts the Board of Directors determines would likely have been granted using accurate metrics.

•	Termination for Cause. If we terminate an executive officer’s employment for cause, he or she will immediately forfeit all deferred pay, long-term incentive awards and any other incentive payments that have not yet been paid. We may terminate an executive officer’s employment for cause if we determine that the officer has: (a) materially harmed the company by, in connection with the officer’s performance of his or her duties for the company, engaging in gross misconduct or performing his or her duties in a grossly negligent manner, or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.

•	Subsequent Determination of Cause. If an executive officer’s employment was not terminated for cause, but the Board of Directors later determines, within a specified period of time, that he or she could have been terminated for cause and that the officer’s actions materially harmed the business or reputation of the company, the officer will forfeit or must repay, as the case may be, deferred pay, long-term incentive awards and any other incentive payments received by the officer to the extent the Board of Directors deems appropriate under the circumstances. The Board of Directors may require the forfeiture or repayment of all deferred pay, long-term incentive awards and any other incentive payments so that the officer is in the same economic position as if he or she had been terminated for cause as of the date of termination of his or her employment.

•	Effect of Willful Misconduct. If an executive officer’s employment: (a) is terminated for cause (or the Board of Directors later determines that cause for termination existed) due to either (i) willful misconduct by the officer in connection with his or her performance of his or her duties for the company or (ii) the officer has been convicted of, or pleaded nolo contendere with respect to, a felony consisting of an act of willful misconduct in the performance of his or her duties for the company and (b) in the determination of the Board of Directors, this has materially harmed the business or reputation of the company, then, to the extent the Board of Directors deems it appropriate under the circumstances, in addition to the forfeiture or repayment of deferred pay, long-term incentive awards and any other incentive payments described above, the executive officer will also forfeit or must repay, as the case may be, deferred pay and annual incentives or long-term awards paid to him or her in the two-year period prior to the date of termination of his or her employment or payable to him or her in the future. Misconduct is not considered willful unless it is done or omitted to be done by the officer in bad faith or without reasonable belief that his or her action or omission was in the best interest of the company.

The forfeiture and repayment provisions described above do not apply to payments to executive officers under the 2008 Retention Program.

Certain of the bonus or other incentive-based or equity-based compensation for our Chief Executive Officer and Chief Financial Officer also may be subject to a requirement that they be reimbursed to the company in the event that Section 304 of the Sarbanes-Oxley Act of 2002 applies to that compensation.

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

How does section 162(m) limit the tax deductibility of our compensation expenses?

Subject to certain exceptions, section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other named executives, unless, among other things, the compensation is “performance-based,” as defined in section 162(m), and provided under a plan that has been approved by the shareholders. Given the conservatorship, the desire to maintain flexibility to promote our corporate goals and our projected tax losses, we have not adopted a policy requiring all compensation to be deductible under section 162(m). In particular, awards under the 2008 Retention Program received by the named executives in 2009 do not qualify as performance-based compensation under section 162(m). In addition, deferred pay and long-term incentive awards for 2009 performance are not structured to qualify as performance-based compensation under section 162(m).

Components of 2010 Compensation and Changes from 2009 Compensation Arrangements

What are the elements of our 2010 executive compensation arrangements?

Compensation arrangements for 2010 for our named executives who continue to remain employed with us will continue to consist of the same basic elements as our 2009 executive compensation program, with the following changes:

•	Deferred Pay. Deferred pay for 2010 will be 50% service-based and 50% performance-based, rather than 100% service-based as in 2009. The performance-based portion of deferred pay for the named executives will be based on the company’s performance against corporate goals established for 2010, as determined by the Board of Directors and as approved by the Director of FHFA. As of February 26, 2010, we have not yet established our 2010 corporate goals.

•	Long-term Incentive Award. The first installment payment of the 2010 long-term incentive award will continue to be based on performance against corporate and individual goals established for 2010; however, the second installment payment of the award will be based on performance against corporate goals established for both 2010 and 2011.

•	Termination of Executive Life Insurance Program. Effective December 2009, the executive life insurance benefit has been terminated.

•	Cap on Perquisites. Effective January 1, 2010, perquisites for named executives will be limited to $25,000 per year, and any exceptions to this limit will require the approval of FHFA in consultation with Treasury.

•	Freeze on Executive Pension Plan Accruals. We have frozen benefit accruals in the Executive Pension Plan for all participants, including Messrs. Williams and Bacon.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Brenda J. Gaines, Chair
Dennis R. Beresford
Jonathan Plutzik (committee member since November 2009)
David H. Sidwell

COMPENSATION TABLES

Summary Compensation Table for 2009, 2008 and 2007

The following table shows summary compensation information for 2009, 2008 and 2007 for the named executives.

						Change in
						Pension
						Value and
					Non-Equity	Nonqualified
					Incentive	Deferred
				Stock	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)

Michael Williams(8)	2009	860,523	2,867,200	—	2,051,100	790,803	111,180	6,680,806
President and Chief Executive Officer	2008	676,000	871,000	4,783,993	—	724,874	43,034	7,098,901
	2007	697,164	—	5,247,443	1,189,760	359,279	55,418	7,549,064
Herbert Allison(9)	2009	—	—	—	—	—	330,858	330,858
President and Chief Executive Officer	2008	—	—	—	—	—	58,260	58,260
David Johnson(10)	2009	675,000	1,700,000	—	1,035,000	—	192,365	3,602,365
Executive Vice President and Chief Financial Officer	2008	48,077	—	—	—	—	962	49,039
Kenneth Bacon(11)	2009	550,800	1,069,600	—	1,017,000	288,324	56,996	2,982,720
Executive Vice President—Housing and Community Development	2008	527,262	670,000	1,999,998	—	271,981	58,800	3,528,041
David Benson	2009	519,231	1,369,667	—	1,282,800	125,157	47,815	3,344,670
Executive Vice President—Capital Markets
Timothy Mayopoulos(12)	2009	439,346	1,278,610	—	842,601	—	87,138	2,647,695
Executive Vice President, General Counsel and Corporate Secretary

(1)	Calendar year 2009 contained 27 biweekly pay periods, rather than the usual 26 biweekly pay periods. As a result, salary amounts for 2009 are slightly higher to reflect the additional biweekly pay period.

(2)	Amounts shown for 2009 in the “Bonus” column consist of the entire amount of 2009 deferred pay. Except for Messrs. Williams and Mayopoulos, this deferred pay will be paid in four equal installments in March, June, September and December 2010. These amounts generally will be paid only if the named executive remains employed by us on the payment date. More information about deferred pay is presented in “Compensation Discussion and Analysis—Elements of 2009 Compensation—What are the elements of our 2009 executive compensation arrangements?” More information on Mr. Williams’ 2009 compensation is provided in footnote 8 below and more information on Mr. Mayopoulos’ 2009 compensation is provided in footnote 12 below.

(3)	Amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock granted during the applicable year computed in accordance with the accounting standards for stock compensation. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Amounts for 2008 and 2007 in the “Stock Awards” and “Total” columns have been recomputed to reflect the aggregate grant date fair value of the restricted stock granted during each year in accordance with the accounting standards for stock compensation, rather than the amount recognized for financial statement purposes with respect to the restricted stock during each year. The grant date fair value of restricted stock for each year is the average of the high and low trading price of our common stock on the date of grant.

(4)	Amounts shown for 2009 in the “Non-Equity Incentive Plan Compensation” column include long-term incentive awards awarded based on 2009 corporate and individual performance. The amount of this award was $1,665,000 for Mr. Williams, $1,035,000 for Mr. Johnson, $720,000 for Mr. Bacon, $837,300 for Mr. Benson and $842,601 for Mr. Mayopoulos. These long-term incentive awards are payable in two equal installments. The first installment was paid in February 2010 and the second installment will be paid in the first quarter of 2011. These amounts generally will be paid only if the named executive remains employed by us on the payment date. More information about these long-term incentive awards is presented in “Compensation Discussion and Analysis— Elements of 2009 Compensation—What are the elements of our 2009 executive compensation arrangements?”

Amounts shown for 2009 in the “Non-Equity Incentive Plan Compensation” column for Messrs. Williams, Bacon and Benson also include the performance-based portion of their 2008 Retention Program award, which was based on 2009 corporate performance. The amount of this award was $386,100 for Mr. Williams, $297,000 for Mr. Bacon and $445,500 for Mr. Benson. This portion of the 2008 Retention Program award was paid in February 2010. Messrs. Allison, Johnson and Mayopoulos did not receive 2008 Retention Program awards.

The amount shown for Mr. Williams for 2007 in the “Non-Equity Incentive Plan Compensation” column represents the amount he earned under our Annual Incentive Plan in 2007. This amount was paid to Mr. Williams in 2008.

(5)	The reported amounts represent change in pension value. We calculated these amounts using the same assumptions we use for financial reporting under GAAP, using a discount rate of 6.10% at December 31, 2009. None of our named executives received above-market or preferential earnings on nonqualified deferred compensation.

(6)	See the table entitled “Components of ‘All Other Compensation’ for 2009” below for more information about the amounts reported for 2009 in the “All Other Compensation” column, which include (1) perquisites and other personal benefits, including relocation and temporary living expenses, if the total amount of the perquisites provided to the named executive was $10,000 or more; (2) company contributions under our Retirement Savings Plan (401(k) Plan); (3) company credits to our Supplemental Retirement Savings Plan; (4) payments of universal life insurance coverage premiums; (5) tax gross-ups; and (6) matching charitable contributions under our matching charitable gifts program.

(7)	Amounts for 2008 and 2007 in the “Stock Awards” and “Total” columns have been recomputed to reflect the aggregate grant date fair value of the restricted stock granted during each year in accordance with the accounting standards for stock compensation, rather than the amount recognized for financial statement purposes with respect to the restricted stock during each year.

(8)	Mr. Williams became our President and Chief Executive Officer on April 21, 2009. He previously served as Fannie Mae’s Executive Vice President and Chief Operating Officer from November 2005 through April 20, 2009. Rather than receiving his 2009 deferred pay in four equal installments, Mr. Williams’ 2009 deferred pay will be paid in the following four installments: $581,000 in March 2010, $736,200 in June 2010, $775,000 in September 2010 and $775,000 in December 2010.

(9)	Mr. Allison was our President and Chief Executive Officer from September 2008 through April 2009. At his request, he did not receive any salary, deferred pay or long-term incentive awards for his 2008 or 2009 service to Fannie Mae.

(10)	Mr. Johnson joined Fannie Mae in November 2008.

(11)	Mr. Bacon’s 2009 base salary rate was reduced from his 2008 base salary rate, but this change was not implemented until January 1, 2010. Because he was paid at his higher 2008 base salary rate during 2009, the $55,400 difference between his 2008 base salary rate and his 2009 base salary rate will be deducted from his deferred pay received in 2010. Amounts shown for Mr. Bacon in the “Salary” column reflect the amounts paid to him during 2009 at his 2008 base salary rate. Similarly, amounts shown for Mr. Bacon in the “Bonus” column reflect his 2009 deferred pay as reduced by the $55,400 that will be deducted from this pay in 2010.

(12)	Mr. Mayopoulos has been an employee of Fannie Mae since April 21, 2009 and was engaged as a consultant for Fannie Mae from February 17, 2009 through April 20, 2009. Amounts shown in the “Salary” column for Mr. Mayopoulos consist of (a) $353,846 in base salary paid to him from April 21, 2009 (the date he became an employee of Fannie Mae) through December 31, 2009; and (b) $85,500 in fees paid to him from February 17, 2009 through April 20, 2009 for his services as a consultant. Rather than receiving his 2009 deferred pay in four equal installments, Mr. Mayopoulos’ 2009 deferred pay included in the “Bonus” column will be paid in the following four installments: $176,360 in March 2010, $367,416 in June 2010, $367,417 in September 2010 and $367,417 in December 2010.

Components of “All Other Compensation” for 2009

The table below shows more information about the amounts reported for 2009 in the “All Other Compensation” column of the “Summary Compensation Table for 2009, 2008 and 2007” above.

			Company
	Perquisites	Company	Credits to	Universal Life
	and Other	Contributions to	Supplemental	Insurance		Charitable
	Personal	Retirement Savings	Retirement Savings	Coverage	Tax	Award
Name	Benefits(1)	(401(k)) Plan	Plan	Premiums(2)	Gross-Ups(3)	Programs(4)

Michael Williams	—	$7,350	—	$99,880	—	$3,950
Herbert Allison	—	—	—	216,381	$114,477	—
David Johnson	$128,841	19,600	$34,400	—	9,524	—
Kenneth Bacon	—	7,350	—	49,646	—	—
David Benson	—	12,250	—	35,515	—	50
Timothy Mayopoulos	58,831	19,600	8,708	—	—	—

(1)	In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000. In addition to the perquisites discussed below, our executives may have used company drivers and vehicles and our corporate dining service for personal purposes, in which case they reimbursed us our incremental cost.

In 2009, Mr. Allison used a company car and driver for commuting and certain other personal travel, and used our corporate dining services, for both of which he reimbursed us our incremental cost. Because he reimbursed our incremental costs, no amounts are shown in the “Perquisites and Other Personal Benefits” column for these items.

The amount shown in the “Perquisites and Other Personal Benefits” column for Mr. Johnson consists of (a) relocation expenses, which includes moving costs, storage costs and costs associated with the sale of his home, and (b) 90 days of temporary living expenses, which includes housing expenses and a $1,000 monthly allowance to cover other living expenses such as meals. These relocation and temporary living expenses were paid to Mr. Johnson as part of the relocation benefit we agreed to provide to him in connection with his hire in November 2008. This benefit expired in 2009 in accordance with its terms.

The amount shown in the “Perquisites and Other Personal Benefits” column for Mr. Mayopoulos consists of temporary living expenses, which includes housing expenses, travel and commuting expenses, and a $1,000 monthly allowance to cover other living expenses such as meals. In connection with his hire in April 2009, we agreed to pay Mr. Mayopoulos up to $8,000 per month in temporary living expenses for a period of up to 24 months or until FHFA directed that the payments be discontinued. We discontinued payment of Mr. Mayopoulos’ temporary living expenses in December 2009.

We calculated the incremental cost to us of providing Mr. Johnson’s relocation expenses and temporary living expenses based on actual cost (that is, the total amount of expenses incurred by us in providing the benefit). The incremental cost of Mr. Mayopoulos’ temporary living expenses was also calculated based on actual cost, except for the portion of his commuting expenses relating to the use of a company car and driver. We calculated the incremental cost of Mr. Mayopoulos’ use of a company car and driver based on a mileage cost that incorporates depreciation, fuel, maintenance and repair costs, as well as any overtime hours worked by the driver.

(2)	Amounts shown in the “Universal Life Insurance Coverage Premiums” column consist of the cost of our payment of universal life insurance premiums pursuant to our executive life insurance program for participating named executives in 2009. As noted under “Components of 2010 Compensation and Changes from 2009 Compensation Arrangements,” effective December 2009, we terminated the executive life insurance benefit and therefore we no longer pay for universal life insurance coverage for our current or retired executive officers.

(3)	Amounts shown in the “Tax Gross-Ups” column for Mr. Allison reflect amounts we paid to cover the withholding tax that resulted from our payment of Mr. Allison’s universal life insurance premium and Mr. Allison’s use of a company car and driver for commuting and certain other personal travel. Amounts shown in the “Tax Gross-Ups” column for Mr. Johnson reflect amounts we paid to cover the withholding tax that resulted from our payment of his temporary living expenses and our payment of storage costs relating to his relocation benefit.

(4)	Amounts shown in the “Charitable Award Programs” column reflect gifts we made under our matching charitable gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $10,000 in any calendar year.

Grants of Plan-Based Awards in 2009

The following table shows grants of awards made to the named executives during 2009 under our long-term incentive plan. The terms of these long-term incentive awards are described above in “Compensation Discussion and Analysis—Elements of 2009 Compensation—What are the elements of our 2009 executive compensation arrangements?”

	Estimated Possible Payouts Under
	Non-Equity Incentive Plan Awards(1)
	Threshold	Target	Maximum
Name	($)	($)	($)

Michael Williams	—	1,850,000	—
Herbert Allison	—	—	—
David Johnson	—	1,150,000	—
Kenneth Bacon	—	800,000	—
David Benson	—	930,333	—
Timothy Mayopoulos(2)	—	852,890	—

(1)	The amounts shown in this column are the target amounts established by our Board and approved by FHFA in 2009 for 2009 performance. The amount shown for Mr. Williams has been adjusted to reflect the portion of the year he served as our Chief Executive Officer and the portion of the year he served as our Chief Operating Officer. The amount shown for Mr. Mayopoulos has been prorated to reflect the portion of the year he provided services to Fannie Mae. The actual amount of each named executive’s award was determined in 2010 based on 2009 performance against corporate and individual performance goals. Our Board had discretion to pay awards in amounts below or above these target amounts, subject to the approval of FHFA. See “Compensation Discussion and Analysis—Elements of 2009

Compensation—What are the elements of our 2009 executive compensation arrangements?” for more information about the Board’s discretion to award amounts above or below these target amounts. As discussed above in “Compensation Discussion and Analysis—Individual Compensation Decisions for 2009,” based on corporate and individual performance for 2009, in 2010, the Board awarded and FHFA approved long-term incentive awards that were 90% of these target amounts for each named executive other than Mr. Mayopoulos, as described in footnote 2 below. The actual amounts awarded by the Board and approved by FHFA for 2009 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2009, 2008 and 2007” and explained in footnote 4 to that table. The first installment of this award was paid in February 2010 and the second installment of this award will be paid in the first quarter of 2011.

(2)	In 2010, the Board awarded Mr. Mayopoulos a long-term incentive award equal to 90% of his target long-term incentive award plus an additional $75,000, as described in “Compensation Discussion and Analysis—Individual Compensation Decisions for 2009—What elements of our other named executives’ performance did the Board of Directors consider in determining their 2009 long-term incentive awards?”

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table shows outstanding stock option awards and unvested restricted stock held by the named executives as of December 31, 2009. The market value of stock awards shown in the table below is based on a per share price of $1.18, which was the closing market price of our common stock on December 31, 2009. As of December 31, 2009, the exercise prices of all of the outstanding options referenced in the table below were substantially higher than the market price of our common stock.

			Option Awards(2)			Stock Awards(2)
			Number of			Number of	Market Value of
			Securities			Shares or	Shares or
			Underlying			Units of	Units of
			Unexercised	Option	Option	Stock That	Stock That
	Award	Grant	Options (#)	Exercise	Expiration	Have Not	Have Not
Name	Type(1)	Date	Exercisable	Price ($)	Date	Vested (#)	Vested ($)

Michael Williams	O	1/18/2000	20,027 (3)	62.50	1/18/2010
	O	11/21/2000	35,610	77.10	11/21/2010
	O	1/16/2001	13,087 (3)	78.56	1/18/2010
	O	11/20/2001	44,735	80.95	11/20/2011
	O	1/21/2003	63,836	69.43	1/21/2013
	O	1/23/2004	73,880	78.32	1/23/2014
	RS	3/22/2006				15,403 (4)	18,176
	RS	1/25/2007				46,311	54,647
	RS	1/28/2008				111,567	131,649
Herbert Allison	N/A
David Johnson	N/A
Kenneth Bacon	O	1/18/2000	16,536 (3)	62.50	1/18/2010
	O	11/21/2000	11,410	77.10	11/21/2010
	O	11/20/2001	13,080	80.95	11/20/2011
	O	1/21/2003	25,478	69.43	1/21/2013
	O	1/23/2004	27,622	78.32	1/23/2014
	RS	3/22/2006				6,190 (4)	7,304
	RS	1/25/2007				18,975	22,391
	RS	1/28/2008				46,642	55,038
David Benson	O	6/3/2002	12,000	79.33	6/3/2012
	O	6/3/2002	20,080 (5)	79.33	6/3/2012
	O	1/21/2003	9,624	69.43	1/21/2013
	O	1/21/2003	2,408 (3)	69.43	1/18/2010
	O	1/23/2004	12,223	78.32	1/23/2014
	RS	3/22/2006				1,091 (4)	1,287
	RS	3/22/2006				323 (4)	381
	RS	1/25/2007				5,966	7,040
	RS	1/28/2008				17,957	21,189
Timothy Mayopoulos	N/A

(1)	O indicates stock options and RS indicates restricted stock.

(2)	Except as otherwise indicated, all awards of options and restricted stock listed in this table vest in four equal annual installments beginning on the first anniversary of the date of grant. Amounts reported in this table for restricted stock represent only the unvested portion of awards. Amounts reported in this table for options represent only the unexercised portions of awards.

(3)	The stock options vested 100% on January 23, 2004.

(4)	The initial award amount vests in four equal annual installments beginning on January 24, 2007. In connection with the stock awards with a grant date of March 22, 2006, some of our named executives also received a cash award payable in four equal annual installments beginning on January 24, 2007. As of December 31, 2009, the unpaid portions of these cash awards were as follows: Mr. Williams, $414,068; Mr. Bacon, $166,403; and Mr. Benson, $77,384.

(5)	This option award had special vesting provisions: 3,860 options vested immediately upon grant, 9,080 vested on August 31, 2002, 4,370 vested on January 31, 2003, 1,610 vested on January 31, 2004 and 1,160 vested on January 31, 2005.

Option Exercises and Stock Vested in 2009

The following table shows information regarding vesting of restricted stock held by the named executives during 2009. We have calculated the value realized on vesting by multiplying the number of shares of stock by the fair market value of our common stock on the vesting date. We have provided no information regarding stock option exercises because no named executives exercised stock options during 2009.

	Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting (#)	Vesting ($)

Michael Williams	75,747	48,864
Herbert Allison	—	—
David Johnson	—	—
Kenneth Bacon	31,224	20,140
David Benson	12,294	7,998
Timothy Mayopoulos	—	—

Pension Benefits

Changes to our Retirement Program

We made revisions to our retirement program in both 2007 and 2009. The primary changes in 2007 were to limit ongoing participation in our defined benefit pension plans, including our Retirement Plan, Executive Pension Plan, Supplemental Pension Plan and 2003 Supplemental Pension Plan, which are described below, to employees who were hired prior to January 1, 2008 and who also satisfied a Rule of 45 as of July 1, 2008 (that is, the sum of their age and years of service was 45 or greater). Benefits in these plans for employees who did not meet the Rule of 45 were frozen as of June 30, 2008 and no officers were allowed to become participants in the Executive Pension Plan after November 20, 2007. In 2009, we further amended the Executive Pension Plan so that 2009 is the last year for which participants will receive additional accruals under the plan.

Employees hired after December 31, 2007 and employees hired before January 1, 2008 who did not satisfy the Rule of 45 participate in an enhanced version of our Retirement Savings Plan (our 401(k) plan) and may be eligible to participate in our Supplemental Retirement Savings Plan, rather than our defined benefit pension plans.

During 2009, Messrs. Williams, Bacon and Benson participated in our defined benefit pension plans and our Retirement Savings Plan. Messrs. Allison, Johnson and Mayopoulos did not participate in our defined benefit pension plans. Messrs. Johnson and Mayopoulos participated in our enhanced Retirement Savings Plan and our Supplemental Retirement Savings Plan.

Defined Benefit Pension Plans

Retirement Plan.  The Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law, which we refer to as the Retirement Plan, provides benefits for eligible employees, including Messrs. Williams, Bacon and Benson. Normal retirement benefits are computed on a single life basis using a formula based on final average annual earnings and years of credited service. Participants are fully vested when they complete five years of credited service. Since 1989, provisions of the Internal Revenue Code of 1986, as amended, have limited the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2009, the statutory compensation and benefit caps were $245,000 and $195,000, respectively. Before 1989, some employees accrued benefits based on higher income levels. Early retirement is generally available at age 55. For employees who retire before age 65, benefits are reduced by stated percentages for each year that they are younger than 65.

Executive Pension Plan.  The Executive Pension Plan supplements the benefits payable to key officers under the Retirement Plan. Participation in the Executive Pension Plan was closed to new participants in November 2007, and 2009 is the last year for which participants will receive additional accruals under this plan. Messrs. Williams and Bacon were the only named executives who participated in the Executive Pension Plan in 2009.

The maximum annual pension benefit (when combined with the Retirement Plan benefit) that would be payable is 40% of the named executive’s highest average covered compensation earned during any 36 consecutive months within the last 120 months of employment. Covered compensation generally is a participant’s average annual base salary, including deferred compensation, plus the participant’s other taxable compensation (excluding income or gain in connection with the exercise of stock options) earned for the relevant year, in an amount up to 150% of base salary. Effective for benefits earned on and after March 1, 2007, the only taxable compensation other than base salary considered for the purpose of calculating covered compensation is a participant’s Annual Incentive Plan cash bonus, and for 2008 and 2009, the 2008 Retention Program awards.

Early retirement is generally available at age 55 and participants who retire before age 60 receive a reduced benefit. The benefit is reduced by 2% for each year between the year in which benefit payments begin and the year in which the participant turns 60. A participant is not entitled to receive a pension benefit under the Executive Pension Plan until the participant has completed five years of service as a plan participant, at which point the pension benefit becomes 50% vested and continues vesting at the rate of 10% per year during the next five years. The benefit payment typically is a monthly amount equal to 1/12th of the participant’s annual retirement benefit payable during the lives of the participant and the participant’s surviving spouse. The benefit payment to the surviving spouse is subject to an actuarial adjustment for participants who joined the Executive Pension Plan on or after March 1, 2007. If a participant dies before receiving benefits under the Executive Pension Plan, generally his or her surviving spouse will be entitled to a death benefit that begins when the participant would have reached age 55, based on the participant’s pension benefit at the date of death.

The Compensation Committee approved participation in the Executive Pension Plan. The Board of Directors approved each participant’s pension goal, which is part of the formula that determines pension benefits. Payments under the Executive Pension Plan are reduced by any amounts payable under the Retirement Plan.

Supplemental Defined Benefit Pension Plans.  We adopted the Supplemental Pension Plan to provide supplemental retirement benefits to employees whose salary exceeds the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan is limited by the statutory benefit cap applicable to the Retirement Plan. Separately, we adopted the 2003 Supplemental Pension Plan to provide additional benefits to our officers based on their annual cash bonuses, which are not taken into account under the Retirement Plan or the Supplemental Pension Plan. Officers hired after December 31, 2007 are not eligible to participate in these plans. Benefits under the supplemental defined benefit pension plans vest at the same time as benefits under the Retirement Plan. For 2008 and 2009, the pension benefit under the 2003 Supplemental Pension Plan also includes awards paid under the 2008 Retention Program. For purposes of determining benefits under the 2003 Supplemental Pension Plan, the amount of an officer’s annual cash bonus and retention award taken into account is limited in the aggregate to 50% of the officer’s base salary. Benefits under the supplemental defined benefit pension plans typically commence at the later of age 55, separation from service or the date elected in advance by the participant. Officers who are eligible to participate in the Executive Pension Plan will receive the greater of their Executive Pension Plan benefits or combined Supplemental Pension Plan and 2003 Supplemental Pension Plan benefits.

The table below shows the years of credited service and the present value of accumulated benefits for each named executive as of December 31, 2009. For Messrs. Williams and Bacon, the table shows benefits under the Executive Pension Plan, but not our supplemental defined benefit pension plans, because we have assumed that as of December 31, 2009, upon his retirement, the benefits each of Messrs. Williams and Bacon would receive under the Executive Pension Plan will be greater than the combined benefits he would receive under our supplemental defined benefit pension plans, and that therefore he will receive no benefits under our supplemental defined benefit pension plans. For Mr. Benson, the table shows benefits under the Supplemental Pension Plan and the 2003 Supplemental Pension Plan, as he does not participate in the Executive Pension Plan.

Pension Benefits for 2009

		Number of
		Years	Present Value of
		Credited	Accumulated
Name	Plan Name	Service (#)(1)	Benefit ($)(2)

Michael Williams	Retirement Plan	19	374,882
	Supplemental Pension Plan
	2003 Supplemental Pension Plan
	Executive Pension Plan	9	2,896,593
Herbert Allison	Not applicable
David Johnson	Not applicable
Kenneth Bacon(3)	Retirement Plan	17	405,404
	Supplemental Pension Plan
	2003 Supplemental Pension Plan
	Executive Pension Plan	5	1,127,267
David Benson	Retirement Plan	8	135,137
	Supplemental Pension Plan	8	106,574
	2003 Supplemental Pension Plan	8	128,260
Timothy Mayopoulos	Not applicable

(1)	Messrs. Williams and Bacon have fewer years of credited service under the Executive Pension Plan than under the Retirement Plan because they each worked at Fannie Mae prior to becoming a participant in the Executive Pension Plan.

(2)	The present value for the Executive Pension Plan assumes that the named executives will remain in service until age 60, the normal retirement age under the Executive Pension Plan, and for the Retirement Plan, Supplemental Pension Plan and 2003 Supplemental Pension Plan assumes that the named executives will remain in service until age 65, the normal retirement age under those plans. The values also assume that benefits under the Executive Pension Plan will be paid in the form of a monthly annuity for the life of the named executive and the named executive’s surviving spouse and benefits under the Retirement Plan will be paid in the form of a single life monthly annuity for the life of the named executive. The postretirement mortality assumption is based on the RP 2000 white collar mortality table projected to 2010. The final payments of the 2008 Retention Program award, paid in February 2010, have been taken into account for the purpose of determining present value as of December 31, 2009. For additional information regarding the calculation of present value and the assumptions underlying these amounts, see “Note 14, Employee Retirement Benefits” in this report.

(3)	Mr. Bacon is eligible for early retirement under the Retirement Plan and Executive Pension Plan. The terms of early retirement under these plans are described above under “Defined Benefit Pension Plans.”

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. Prior to January 1, 2008, we matched employee contributions up to 3% of base salary in cash. Effective January 1, 2008 for new hires and rehires after that date and effective June 22, 2008 for non-grandfathered employees, we increased our matching contributions from 3% of base salary to 6% of base salary, eligible bonuses and overtime. All non-grandfathered employees and post-2007 new hires and rehires are 100% vested in our matching contributions. Grandfathered employees continue to receive benefits under the 3% of base salary matching program and are fully vested in our matching contributions after five years of service. Messrs. Williams, Bacon and Benson are grandfathered employees and therefore receive benefits under the 3% matching program, while Messrs. Johnson and Mayopoulos are non-grandfathered employees and therefore receive benefits under the 6% matching program.

All employees, with the exception of those participating in the Executive Pension Plan (which includes Messrs. Williams and Bacon), receive an additional 2% contribution (based on salary for grandfathered employees and on salary, eligible bonuses and overtime for non-grandfathered employees, new hires and rehires) from the company regardless of employee contributions to this plan. Participants are fully vested in this 2% contribution after three years of service.

Nonqualified Deferred Compensation

Supplemental Retirement Savings Plan.  Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan that became effective in 2008 as part of the redesign of our retirement benefits program. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, to provide benefits to participants who are not “grandfathered” under our defined-benefit Retirement Plan and whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2009, the limit was $245,000). Messrs. Johnson and Mayopoulos are the named executives who participated in the Supplemental Retirement Savings Plan in 2009.

For 2009, we credited 8% of a participating employee’s eligible compensation that exceeds the IRS annual limit for 2009. Eligible compensation for a year consisted of base salary plus any annual bonus earned for that year, plus any awards earned for that year under the 2008 Retention Program, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that will vest after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested.

While the Supplemental Retirement Savings Plan is not funded, amounts credited on behalf of a participant under the Supplemental Retirement Savings Plan are deemed to be invested in mutual fund investments similar to the investments offered under our 401(k) plan. Participants may change their investment elections on a daily basis.

Amounts deferred under the Supplemental Retirement Savings Plan are payable to participants in the January or July following separation from service with us, subject to a six month delay in payment for the 50 most highly-compensated officers. Participants may not withdraw amounts from the Supplemental Retirement Savings Plan while they are employed by us.

Elective Deferred Compensation Plan I.  Our Elective Deferred Compensation Plan I allowed eligible employees to defer up to 50% of their salary and up to 100% of their bonus to future years. Deferred amounts are deemed to be invested in mutual funds or in an investment option with earnings benchmarked to our long-term borrowing rate, as designated by the participants. This deferred compensation plan is an unfunded plan. Mr. Bacon was our only named executive that participated in our Elective Deferred Compensation Plan I in 2009, which was frozen as to future deferrals in 2004.

The table below provides information on the nonqualified deferred compensation of the named executives for 2009.

Nonqualified Deferred Compensation for 2009

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions in	Earnings in	Aggregate	Balance at
	in Last	Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
Name	Fiscal Year ($)	Year ($)(1)	Year ($)(2)	Distributions ($)(3)	Year-End ($)

Michael Williams 2001 Special Stock Award(4)	—	—	577	—	1,620
Herbert Allison	—	—	—	—	—
David Johnson Supplemental Retirement Savings Plan	—	34,400	3,442	—	37,842
Kenneth Bacon Elective Deferred Compensation Plan I	—	—	—	(256,489)	—
David Benson	—	—	—	—	—
Timothy Mayopoulos Supplemental Retirement Savings Plan	—	8,708	175	—	8,883

(1)	Amounts reported in this column for Messrs. Johnson and Mayopoulos as registrant contributions in the last fiscal year pursuant to the Supplemental Retirement Savings Plan are also reported as 2009 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2009, 2008 and 2007” and the “Company Credits to Supplemental Retirement Savings Plan” column of the related “Components of ‘All Other Compensation’ for 2009” table.

(2)	None of the earnings reported in this column are reported as 2009 compensation in the “Summary Compensation Table for 2009, 2008 and 2007” because the earnings are neither above-market nor preferential.

(3)	As permitted under a transition period for changes in the tax laws relating to deferred compensation, our conservator approved a change to our Elective Deferred Compensation Plan I to permit participants to make an election to receive payment in early 2009 of amounts they deferred under those plans that otherwise may have been paid later. As a result, Mr. Bacon elected to receive early payment of his balance under this plan. Mr. Bacon received the distribution in January 2009.

(4)	The Board previously approved a special stock award to officers for 2001 performance. On January 15, 2002, Mr. Williams deferred until retirement 1,142 shares he received in connection with this award. Aggregate earnings on these shares reflect changes in stock price. Mr. Williams’ number of shares has grown through the reinvestment of dividends to 1,373 shares as of December 31, 2009.

Potential Payments upon Termination or Change-in-Control

The information below describes and quantifies certain compensation and benefits that may have become payable to each of our named executives under our existing plans and arrangements if our named executive’s employment had terminated on December 31, 2009, taking into account the named executive’s compensation and service levels as of that date and based on a per share price of $1.18, which was the closing price of our common stock on December 31, 2009. The discussion below does not reflect retirement or deferred compensation benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.

FHFA must approve any termination benefits we provide named executives.

FHFA, as our regulator, must approve any termination benefits we offer our named executives. Moreover, as our conservator, FHFA has directed that our Board consult with and obtain FHFA’s consent before taking any action involving termination benefits for any officer at the executive vice president level and above and including, regardless of title, executives who hold positions with the functions of the chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general/internal auditor. In addition, as described below under

“Potential Payments to Named Executives,” in the event Fannie Mae terminates a named executive’s employment other than for cause, any determination by the Board to pay unpaid deferred pay or long-term incentive awards to the named executive is subject to the approval of FHFA in consultation with Treasury.

Potential Payments to Named Executives

We have not entered into employment agreements with any of our named executives that would entitle our executives to severance benefits. Below we discuss various elements of compensation that may become payable in the event a named executive dies or retires, or in the event his employment is terminated by Fannie Mae. We then quantify the amounts that may have become payable to our named executives in these circumstances, in each case as of December 31, 2009.

•	Deferred Pay and Long-Term Incentive Awards. In general, an executive officer, including our named executives, must continue to be employed to receive payments of deferred pay or the long-term incentive award, and will forfeit any unpaid amounts upon termination of his or her employment. Exceptions to this general rule apply in the case of an executive officer’s death or retirement, and may apply in the event an executive officer’s employment is terminated by Fannie Mae other than for cause, as follows:

•	Death. In the event an executive officer’s employment is terminated due to his or her death, his or her estate will receive the remaining installment payments of deferred pay for the prior year, as well as a pro rata portion of deferred pay for the current year, based on time worked during the year. In addition, his or her estate will receive any remaining installment payment of a long-term incentive award for a completed performance year and a pro rata portion of a long-term incentive award for the current performance year, based on time worked during the year; provided that the executive officer was employed at least one complete calendar quarter during the current performance year.

•	Retirement. If an executive officer retires from Fannie Mae at or after age 65 with at least 5 years of service, he or she will receive the remaining installment payments of deferred pay for the prior year. In addition, he or she will receive any remaining installment payment of a long-term incentive award for a completed performance year.

•	Termination by Fannie Mae. If Fannie Mae terminates an executive officer’s employment other than for cause, the Board of Directors may determine, subject to the approval of FHFA in consultation with Treasury, that he or she may receive certain unpaid deferred pay or long-term incentive awards.

In each case, for any long-term incentive award (or, beginning in 2010, any performance-based portion of a deferred pay award) that has not been finally determined, the award will be adjusted based on performance relative to the applicable performance goals and, in the case of a termination by Fannie Mae, cannot exceed 100% of the target award. In addition, installment payments of the awards will be made on the original payment schedule, rather than being provided in a lump sum. In the case of a termination by Fannie Mae, an executive officer must agree to the terms of a standard termination agreement with the company in order to receive these post-termination of employment payments. More information about deferred pay and the long-term incentive awards is provided above in “Compensation Discussion and Analysis—Elements of 2009 Compensation—What are the elements of our 2009 executive compensation arrangements?”

•	Stock Compensation Plans and 2005 Performance Year Cash Awards. Under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003, stock options, restricted stock and restricted stock units held by our employees, including our named executives, fully vest upon the employee’s death, total disability or retirement. In addition, upon the occurrence of these events, or if an option holder leaves our employment after age 55 with at least 5 years of service, the option holder, or the holder’s estate in the case of death, can exercise any stock options until the initial expiration date of the stock option, which is generally 10 years after the date of grant. For these purposes, “retirement” generally means that the executive retires at or after age 60 with 5 years of service or age 65 (with no service requirement). In early 2006, Messrs. Williams, Bacon and Benson received a portion of their long-term incentive stock awards for the 2005 performance year in the form of cash awards payable in four equal annual installments beginning in 2007. Under their terms, these cash awards are subject to accelerated payment at the same rate as restricted stock or restricted stock units and, accordingly, these named executives would receive accelerated payment of the unpaid portions of this cash in the event of termination of employment by reason of death, total disability or retirement.

•	Retention Awards under 2008 Retention Program. In 2008, the conservator established our 2008 Retention Program, a broad-based employee retention program, under which Messrs. Williams, Bacon and Benson received cash retention awards. The final portion of these awards was paid in February 2010. Generally, retention award payments were payable only if the named executive remained employed by us on the payment date or was involuntarily terminated for reasons other than for cause or unsatisfactory performance.

•	Retiree Medical Benefits. We currently make certain retiree medical benefits available to our full-time salaried employees who retire and meet certain age and service requirements.

The table below shows the amounts that would have become payable if a named executive’s employment had terminated on December 31, 2009 as a result of his death. The table below does not show any amounts that would have become payable if a named executive had retired on December 31, 2009 since as of that date none of the named executives had reached the minimum age required to receive any of these amounts upon his retirement (with the exception of Mr. Allison, who was not entitled to any amounts upon his retirement).

Potential Payments Upon Death as of December 31, 2009(1)

				Long-Term
	Restricted	2005 Performance		Incentive
Name	Stock(2)	Year Cash Award(3)	Deferred Pay	Award(4)	Total

Michael Williams	$204,472	$414,068	$2,867,200	$1,665,000	$5,150,740
Herbert Allison	—	—	—	—	—
David Johnson	—	—	1,700,000	1,035,000	2,735,000
Kenneth Bacon	84,732	166,403	1,069,600	720,000	2,040,735
David Benson	29,898	77,384	1,369,667	837,300	2,314,249
Timothy Mayopoulos	—	—	1,278,610	767,601	2,046,211

(1)	The named executives would also have received the applicable amounts shown in the “Restricted Stock” and “2005 Performance Year Cash Award” columns of this table in the event of their total disability, but not the amounts shown under any other column.

(2)	These values are based on a per share price of $1.18, which was the closing price of our common stock on December 31, 2009.

(3)	The reported amounts represent accelerated payment of cash awards made in early 2006 in connection with long-term incentive stock awards for the 2005 performance year.

(4)	Assumes that each named executive would receive 90% of his target long-term incentive award, which were the amounts of these awards approved by the Board based on corporate and individual performance for 2009 for each named executive except Mr. Mayopoulos. Mr. Mayopoulos’ 2009 long-term incentive award equals 90% of his target long-term incentive award plus an additional amount in recognition of the termination of his temporary living benefit in December 2009; however, Mr. Mayopoulos would not have received the additional amount in the event his employment had terminated on December 31, 2009 as a result of his death. See “Compensation Discussion and Analysis—Individual Compensation Decisions for 2009” for more information regarding the Board’s determination with respect to Mr. Mayopoulos’ 2009 long-term incentive award.

The table below shows the amount of the 2008 Retention Award that would have become payable to a named executive if his employment was terminated on December 31, 2009 other than for cause or unsatisfactory performance. The table also shows the maximum amount of deferred pay and long-term incentive award that could have become payable to the named executive if his employment was terminated other than for cause on December 31, 2009. Any amounts of unpaid deferred pay or long-term incentive awards paid to executive officers if they are terminated other than for cause will be determined on a case-by-case basis in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury. We therefore cannot make a reasonable estimate of the amounts that would become payable in such cases; if his employment had been terminated other than for cause as of December 31, 2009, each named executive could have received anywhere from none to 100% of his 2009 deferred pay and from none to 90% of his target 2009 long-term incentive award.

Maximum Potential Payments Upon Termination Other Than For Cause as of December 31, 2009

	Performance-Based
	Portion of 2008		Long-Term
	Retention		Incentive
Name	Award(1)	Deferred Pay(2)	Award(3)	Total

Michael Williams	$386,100	$2,867,200	$1,665,000	$4,918,300
Herbert Allison	—	—	—	—
David Johnson	—	1,700,000	1,035,000	2,735,000
Kenneth Bacon	297,000	1,069,600	720,000	2,086,600
David Benson	445,500	1,369,667	837,300	2,652,467
Timothy Mayopoulos	—	1,278,610	767,601	2,046,211

(1)	Assumes that each named executive would have received 90% of the target performance-based portion of his 2008 Retention Program award, which were the amounts of these awards ultimately paid out in February 2010 based on 2009 corporate performance, as described in footnote 4 to the “Summary Compensation Table for 2009, 2008 and 2007.” Messrs. Allison, Johnson and Mayopoulos did not receive awards under the 2008 Retention Program.

(2)	Assumes that each named executive would have received 100% of his 2009 deferred pay. The actual amount of unpaid deferred pay a named executive would receive in the event his employment is terminated would be in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury, and could range from 0% to 100% of the amount shown in this column.

(3)	Assumes that each named executive would receive 90% of his target long-term incentive award. The amounts of these awards approved by the Board based on corporate and individual performance for 2009 for each named executive except Mr. Mayopoulos were 90% of the target amounts, which therefore represents the maximum amount each named executive could have received in the event his employment was terminated as of December 31, 2009. Mr. Mayopoulos’ 2009 long-term incentive award equals 90% of his target long-term incentive award plus an additional amount in recognition of the termination of his temporary living benefit in December 2009. Mr. Mayopoulos would not have received the additional amount in the event his employment had been terminated on December 31, 2009. See “Compensation Discussion and Analysis—Individual Compensation Decisions for 2009” for more information regarding the Board’s determinations with respect to each named executive’s 2009 long-term incentive award. The actual amount of unpaid long-term incentive award a named executive would receive in the event his employment is terminated would be in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury, and could range from 0% to 100% of the amount shown in this column.

Payments to Former Chief Executive Officer

Mr. Allison, who served as our Chief Executive Officer from September 2008 to April 2009, received no payments from us as a result of his resignation from Fannie Mae. We paid the premium for universal life insurance coverage for Mr. Allison under our executive life insurance program before he left the company. Following his resignation, we paid amounts to cover the withholding tax that resulted from our payment of this life insurance premium, as well as withholding taxes relating to his use of a company car and driver.

Director Compensation

In November 2008, FHFA approved a new program under which our non-management directors receive all compensation in cash, as described below. This compensation for the directors was designed to be reasonable, appropriate and commensurate with the duties and responsibilities of their Board service.

The total 2009 compensation for our non-management directors is shown in the table below. Mr. Williams and Mr. Allison, our only directors who also served as employees of Fannie Mae during 2009, were not entitled to receive any of the benefits provided to our non-management directors other than those provided under the matching charitable gifts program, which is available to all of our employees.

2009 Non-Employee Director Compensation Table

	Fees Earned
	or Paid	All Other
	in Cash	Compensation	Total
Name	($)	($)(1)	($)

Current Directors
Dennis R. Beresford	185,000	—	185,000
William Thomas Forrester	170,000	—	170,000
Brenda J. Gaines	180,000	—	180,000
Charlynn Goins	178,889	—	178,889
Frederick B. “Bart” Harvey III	164,167	—	164,167
Philip A. Laskawy	290,000	—	290,000
Egbert L. J. Perry	160,000	—	160,000
Jonathan Plutzik	19,556	—	19,556
David H. Sidwell	160,000	10,000	170,000
Former Director(2)
Diana L. Taylor	93,333	—	93,333

(1)	“All Other Compensation” consists of gifts we made or will make under our matching charitable gifts program. Our matching charitable gifts program is discussed in greater detail following this table.

(2)	Diana Taylor resigned from our Board in July 2009.

Compensation Arrangements for our Non-Management Directors

Our non-management directors receive a retainer at an annual rate of $160,000, with no meeting fees. Committee chairs and Audit Committee members receive an additional retainer at an annual rate of $25,000 for the Audit Committee chair, $15,000 for the Risk Policy and Capital Committee chair and $10,000 for all other committee chairs and each member of the Audit Committee. In recognition of the substantial amount of time and effort necessary to fulfill the duties of non-executive Chairman of the Board, the annual retainer for our non-executive Chairman, Mr. Laskawy, is $290,000. Our directors receive no equity compensation.

Additional Arrangements with our Non-Management Directors

Matching Charitable Gifts Program.  To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. Under this program, gifts made by employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $10,000 in any calendar year, including up to $500 that may be matched on a 2-for-1 basis.

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

Fannie Mae Director’s Charitable Award Program.  In 1992, we established our Director’s Charitable Award Program. Under the program, we agreed to make donations upon the death of a director to charitable organizations or educational institutions of the director’s choice. We agreed to donate $100,000 for every year of service by a director up to a maximum of $1,000,000. The program has generally been funded by life insurance contracts on the lives of participating current and former directors. We terminated the program with respect to living directors in September 2009. However, we intend to pay future promised payments on behalf of two former directors who were deceased prior to September 2009, and on behalf of whom payments to charities had already begun.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans. At this time, we are prohibited from issuing new stock without the prior written consent of Treasury under the terms of the senior preferred stock purchase agreement, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement, including as required by the terms of outstanding stock options and restricted stock units.

Equity Compensation Plan Information

As of December 31, 2009
Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights (#)	and Rights	Column) (#)

Equity compensation plans approved by stockholders	8,989,492 (1)	$72.39 (2)	40,707,853 (3)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	8,989,492	$72.39	40,707,853

(1)	This amount includes outstanding stock options; restricted stock units; deferred stock units; and shares issuable upon the payout of deferred stock balances. Outstanding awards, options and rights include grants under the Fannie Mae Stock Compensation Plan of 1993, the Stock Compensation Plan of 2003 and the payout of shares deferred upon the settlement of awards made under the 1993 plan and a prior plan.

(2)	The weighted average exercise price is calculated for the outstanding options and does not take into account restricted stock units or deferred shares.

(3)	This number of shares consists of 11,960,258 shares available under the 1985 Employee Stock Purchase Plan and 28,747,595 shares available under the Stock Compensation Plan of 2003 that may be issued as restricted stock, stock bonuses, stock options or in settlement of restricted stock units, performance share program awards, stock appreciation rights or other stock-based awards. No more than 1,433,784 of the shares issuable under the Stock Compensation Plan of 2003 may be issued as restricted stock or restricted stock units vesting in full in fewer than three years, performance shares with a performance period of less than one year or bonus shares subject to similar vesting provisions or performance periods.

Beneficial Ownership

The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of February 15, 2010, unless otherwise indicated. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(1)
		Stock Options
		Exercisable or
		Other Shares
	Common Stock	Obtainable	Total
	Beneficially	Within 60 Days of	Common Stock
	Owned Excluding	February 15,	Beneficially
Name and Position	Stock Options	2010(2)	Owned

Herbert M. Allison	0	0	0
Former President and Chief Executive Officer
Kenneth J. Bacon(3)	63,587	77,590	141,177
Executive Vice President, Housing and Community Development
David C. Benson(4)	21,445	53,927	75,372
Executive Vice President, Capital Markets
Dennis R. Beresford	4,719	0	4,719
Director
W. Thomas Forrester	0	0	0
Director
Brenda J. Gaines	487	0	487
Director
Charlynn Goins	0	0	0
Director
Frederick Barton Harvey, III	0	0	0
Director
David M. Johnson	0	0	0
Executive Vice President and Chief Financial Officer
Philip A. Laskawy	0	0	0
Chairman of the Board
Timothy J. Mayopoulos	0	0	0
Executive Vice President, General Counsel and Corporate Secretary
Egbert L. J. Perry	0	0	0
Director
Jonathan Plutzik	0	0	0
Director
David H. Sidwell	0	0	0
Director
Michael J. Williams(5)	279,777	219,434	499,211
President and Chief Executive Officer
All directors and current executive officers as a group (22 persons)(6)	518,006	485,540	1,003,546

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

(2)	These shares are issuable upon the exercise of outstanding stock options, except for 1,373 shares of deferred stock held by Mr. Williams, which he could obtain within 60 days in certain circumstances.

(3)	Mr. Bacon’s shares include 48 shares held as custodian for family members, 1,101 shares held through our ESOP and 40,583 shares of restricted stock.

(4)	Mr. Benson’s shares include 481 shares held through our ESOP and 14,954 shares of restricted stock.

(5)	Mr. Williams’ shares include 180,465 shares held jointly with his spouse, 700 shares held by his daughter, 921 shares held through our ESOP and 97,534 shares of restricted stock.

(6)	The amount of shares held by all directors and current executive officers as a group includes 201,117 shares of restricted stock held by our directors and current executive officers, 6,054 shares held by them through our ESOP and 748 shares of stock held by their family members. The beneficially owned total includes 1,373 shares of deferred stock. The shares in this table do not include 52,856 shares of restricted stock units over which the holders will not obtain voting rights or investment power until the restrictions lapse.

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 15, 2010.

	Common Stock
5% Holders	Beneficially Owned	Percent of Class

Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220

(1)	In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 26, 2010, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

POLICIES AND PROCEDURES RELATING TO TRANSACTIONS WITH RELATED PERSONS

We review relationships and transactions in which Fannie Mae is a participant and in which any of our directors and executive officers or their immediate family members has an interest to determine whether any of those persons has a material interest in the relationship or transaction. Our current written policies and procedures for review, approval or ratification of relationships or transactions with related persons are set forth in our:

•	Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors;

•	Nominating and Corporate Governance Committee Charter;

•	Board of Directors’ delegation of authorities and reservation of powers;

•	Code of Conduct for employees;

•	Conflict of Interest Policy and Conflict of Interest Procedure for employees; and

•	Employment of Relatives Practice.

In addition, depending on the circumstances, relationships and transactions with related persons may require approval of the conservator pursuant to the delegation of authority issued to us by the conservator on November 24, 2008 or may require the approval of Treasury pursuant to the senior preferred stock purchase agreement.

Our Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors prohibits our directors from engaging in any conduct or activity that is inconsistent with our best interests, as defined by the conservator’s express directions. The Code of Conduct and Conflicts of Interest Policy for Members of the

Board of Directors requires each of our directors to excuse himself or herself from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where the director’s position as a director would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either the director or the director’s associates. In addition, our directors must disclose to the Chair of the Nominating and Corporate Governance Committee, or another member of the committee, any situation that involves or appears to involve a conflict of interest. This includes, for example, any financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board, as well as any financial interest a director may have in an organization doing business with us. Each of our directors also must annually certify compliance with the Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors.

The Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities and reservation of powers require the Nominating and Corporate Governance Committee to review and approve any transaction that Fannie Mae engages in with any director, nominee for director or executive officer, or any immediate family member of a director, nominee for director or executive officer, that is required to be disclosed pursuant to Item 404 of Regulation S-K. In addition, the Board’s delegation of authorities and reservation of powers requires the Board and the conservator to approve any action, including a related party transaction, that in the reasonable business judgment of the Board at the time the action is taken is likely to cause significant reputational risk.

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

Under our Conflict of Interest Policy and Conflict of Interest Procedure for employees, an employee who has a potential or actual conflict of interest must request review and approval of the conflict. Conflicts requiring review and approval include situations where the employee or a close relative of the employee has (1) a financial interest worth more than $100,000 in an entity that does business with or seeks to do business with or competes with Fannie Mae or (2) a financial interest worth more than $10,000 in such an entity combined with the ability to control or influence Fannie Mae’s relationship with the entity. In accordance with its charter, our Nominating and Corporate Governance Committee must review activities engaged in by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Enterprise Risk Officer, General Counsel, Chief Audit Executive or Chief Compliance Officer that may result in an actual or potential conflict of interest under the Employee Code of Conduct or Conflict of Interest Policy and Conflict of Interest Procedure. Our Chief Executive Officer is responsible for reviewing and approving conflicts involving other executive officers. If any conflicts are determined to involve significant reputational risk, they must be raised to the conservator.

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

TRANSACTIONS WITH RELATED PERSONS

Transactions with Treasury

Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares of our common stock equal to 79.9% of our outstanding common stock on a fully diluted basis on the date of exercise, for an exercise price of $0.00001 per share, and is exercisable in whole or in part at any time on or before September 7, 2028. We describe below transactions we entered into with Treasury in 2009.

Treasury Senior Preferred Stock Purchase Agreement

We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. On May 6, 2009, Treasury amended the senior preferred stock purchase agreement to increase its funding commitment to $200 billion and to revise some of the covenants in the agreement. Treasury further amended the senior preferred stock purchase agreement on December 24, 2009 in order to further increase its funding commitment to the greater of (a) $200 billion or (b) $200 billion plus the cumulative amount of our net worth deficit as of the end of any and each calendar quarter in 2010, 2011 and 2012, less any positive net worth as of December 31, 2012, as well as to make some other revisions to the agreement. See our current report on Form 8-K filed with the SEC on December 30, 2009 for a more detailed description of Treasury’s December 2009 amendment to the senior preferred stock purchase agreement. We have received an aggregate of $59.9 billion from Treasury under the senior preferred stock purchase agreement, and in February 2010, the Acting Director of FHFA submitted a request on behalf of Fannie Mae to Treasury for an additional $15.3 billion from Treasury under the senior preferred purchase stock agreement. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information about the senior preferred stock purchase agreement.

Treasury Credit Facility

On September 19, 2008, we entered into the Treasury credit facility under which we were allowed to request loans from Treasury until December 31, 2009. The Treasury credit facility terminated on December 31, 2009 in accordance with its terms. We did not request any loans or borrow any amounts under the Treasury credit facility prior to its termination on December 31, 2009.

Treasury GSE MBS Purchase Program

On September 7, 2008, Treasury announced the GSE mortgage-backed securities purchase program under which Treasury conducted open market purchases of mortgage-backed securities issued by us and Freddie Mac during 2008 and 2009. This program ended on December 31, 2009, which was the expiration date of Treasury’s authority to purchase these mortgage-backed securities under the Housing and Economic Recovery Act of 2008. Through December 31, 2009, Treasury purchased approximately $226 billion in Fannie Mae and Freddie Mac mortgage-backed securities pursuant to this program.

Treasury Home Affordable Modification Program

On February 18, 2009, the Obama Administration announced its Homeowner Affordability and Stability Plan, a plan to provide stability and affordability to the U.S. housing market. Pursuant to this plan, in March 2009, the Administration announced the details of its Making Home Affordable Program, a program intended to provide assistance to homeowners and prevent foreclosures. One of the primary initiatives under the Making Home Affordable Program is the Home Affordable Modification Program, or HAMP, which is aimed at helping borrowers whose loan is either currently delinquent or at imminent risk of default by modifying their mortgage loan to make their monthly payments more affordable. In addition to our participation in the Administration’s initiatives under the Making Home Affordable Program, Treasury engaged us to serve as program administrator for loans modified under HAMP pursuant to the financial agency agreement between Treasury and us, dated February 18, 2009. See “Business—Making Home Affordable Program—Our Role as Program Administrator of HAMP” for a description of our principal activities as HAMP program administrator.

Under our arrangement with Treasury, Treasury has agreed to compensate us for a significant portion of the work we have performed in our role as HAMP program administrator. In December 2009, Treasury established a budget for services provided by us in connection with HAMP that contemplates that, in U.S. government fiscal years 2009, 2010 and 2011, we will receive an aggregate of approximately $81.3 million from Treasury for our work as HAMP program administrator, as well as receive from Treasury an additional amount of approximately $70.2 million to be passed through to third-party vendors engaged by us for HAMP. These amounts are based on current workload estimates and program scope relating to HAMP and will be updated to reflect any changes in policy, workload and program scope. As of February 26, 2010, we have not billed Treasury and have not received compensation for the work we have performed in our role as HAMP program administrator.

Treasury Housing Finance Agency Initiative

On October 19, 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that established terms under which we, Freddie Mac and Treasury would provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. Pursuant to this HFA initiative, we, Freddie Mac and Treasury are providing assistance to the HFAs through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program, which is intended to improve the HFAs’ access to liquidity for outstanding HFA bonds, and a new issue bond (“NIB”) program, which is intended to support new lending by the HFAs. We entered into various agreements in November and December 2009 to implement these HFA assistance programs, including several to which Treasury is a party. Pursuant to the TCLF program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs, which facilities create a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury has purchased new securities issued by us and Freddie Mac backed by new housing bonds issued by the HFAs.

The total amount established by Treasury for the TCLF program and the NIB program was $23.4 billion: an aggregate of $8.2 billion for the TCLF program (of which $7.7 billion consists of principal and approximately $500 million consists of accrued interest) and an aggregate of $15.2 billion for the NIB program (of which $12.4 billion related to single-family bonds and $2.8 billion related to multifamily bonds). We and Freddie Mac administer these programs on a coordinated basis. We provide temporary credit and liquidity facility support and issue securities backed by HFA bonds on a 50-50 pro rata basis with Freddie Mac under these programs. Accordingly, our portion of the programs totals $11.7 billion: $4.1 billion in support provided under the TCLF program and $7.6 billion in securities issued under the NIB program. Freddie Mac is also providing $54.1 million in assistance to the HFAs through a multifamily credit enhancement program. We did not participate in this program.

Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of total principal on a combined program-wide basis, and thereafter we and Freddie Mac each will bear the losses of principal that are attributable to our own portion of the temporary credit and liquidity facilities and the securities that we have issued. Treasury will bear all losses of unpaid interest under the two programs. Accordingly, Fannie Mae’s maximum potential risk of loss under these programs, assuming a 100% loss of principal, is approximately $7.4 billion.

FHFA, as conservator, approved the senior preferred stock purchase agreement and the amendments to the agreement, the Treasury credit facility, our role as HAMP program administrator and the HFA transactions described above. The Treasury GSE MBS purchase program did not require review and approval under any of our policies and procedures relating to transactions with related persons.

Transactions with PHH Corporation

Terence W. Edwards has been Executive Vice President—Credit Portfolio Management of Fannie Mae since September 14, 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Edwards served as the President and Chief Executive Officer, as well as a member of the Board of Directors, of PHH Corporation, until June 17, 2009. Mr. Edwards continued to be employed by PHH Corporation until September 11, 2009.

PHH Mortgage Corporation (“PHH”), a subsidiary of PHH Corporation, is a single-family seller-servicer customer of Fannie Mae. We regularly enter into transactions with PHH in the ordinary course of this business relationship. In 2009, PHH delivered approximately $16 billion in mortgage loans to us, which included the delivery of loans for direct payment and the delivery of pools of mortgage loans in exchange for Fannie Mae MBS. We acquired most of these mortgage loans pursuant to our early funding programs. This represented approximately 2% of our single-family business volume in 2009 and made PHH our seventh-largest single-family customer. In addition, as of December 31, 2009, PHH serviced approximately $64 billion of single-family mortgage loans either owned directly by Fannie Mae or backing Fannie Mae MBS, which represented approximately 2% of our single-family servicing book, making PHH our seventh-largest servicer. PHH also entered into transactions with us to purchase or sell approximately $13 billion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities in 2009. As a single-family seller-servicer customer, PHH also pays us fees for its use of Fannie Mae technology, enters into risk-sharing arrangements with us, and provides us with collateral to secure some of its obligations. Our servicers are typically required to advance funds to pay Fannie Mae MBS investors or to pay taxes and insurance on a property if a payment is not received from a borrower or the borrower does not pay taxes or insurance, and we subsequently reimburse servicers for these advances. We have provided PHH with an early reimbursement facility to fund PHH’s servicing advances relating to taxes, insurance and certain other advances to preserve the value of the property, and the maximum amount outstanding under this facility during 2009 was $50 million. PHH is also a participating lender in our HomePath® Mortgage financing initiative relating to our REO properties.

We believe that Fannie Mae is one of PHH’s largest business partners and that transactions with Fannie Mae are material to PHH’s business. According to PHH Corporation’s 2008 Form 10-K, 87% of its mortgage loan sales in 2008 were to Fannie Mae, Freddie Mac or Ginnie Mae, and its business is highly dependent on programs administered by the GSEs.

Pursuant to a separation agreement with PHH Corporation, Mr. Edwards is entitled to receive additional compensation from PHH Corporation for his prior services to the company. Some of this additional compensation is dependent on the performance of PHH Corporation. According to Forms 8-K filed by PHH Corporation on August 5, 2009 and September 16, 2009, Mr. Edwards’ separation agreement with PHH Corporation provides that he will receive the following additional compensation from PHH Corporation: (a) an amount equal to his base salary for a 24-month period beginning on PHH Corporation’s first regular pay date after March 11, 2010; (b) annual cash bonuses for calendar years 2009, 2010 and 2011 in an amount equal to the bonus he would have received based on actual performance of the company (except that the 2011 bonus will be prorated to reflect the actual number of months covered by the severance period in 2011), which bonuses will be paid to Mr. Edwards at the same time bonuses are payable to corporate employees, but no later than March 15 after the end of the applicable performance year; and (c) a cash transition payment of $50,000 on PHH Corporation’s first regular pay date after March 11, 2010. In addition, the outstanding options and restricted stock units that have been previously awarded to him will continue to vest and, on the last day of the severance period, all remaining unvested options and restricted stock units will become fully vested, except for the 2009 performance-based restricted stock units which will become vested only to the extent that performance goals have been satisfied. In addition, at the time of his hire, Mr. Edwards held a significant amount of PHH Corporation common stock, options for the purchase of common stock and restricted stock. He has since sold most of his common stock holdings in PHH Corporation, but continues to hold options and performance-based restricted stock.

Our policies and procedures for the review and approval of related party transactions described above under “Policies and Procedures Relating to Transactions with Related Persons” did not require the review, approval or ratification of the above-described transactions with PHH. Our Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities did not require the Nominating and Corporate Governance Committee to review and approve these transactions because Fannie Mae did not engage in any such transactions directly with Mr. Edwards. As required under our Conflict of Interest Policy and Conflict of Interest Procedure for employees, Mr. Edwards reported his ongoing financial interest in PHH Corporation at the time of his employment and requested review and approval of the conflict. Our Chief Executive Officer reviewed and approved of the conflict, and to address the conflict has required that Mr. Edwards be recused from all matters relating to PHH.

Transactions involving The Integral Group LLC

Mr. Perry, who joined our Board in December 2008, is the Chairman and Chief Executive Officer of The Integral Group LLC, referred to as Integral. Over the past eight years, our Housing and Community Development business has invested indirectly in certain limited partnerships or limited liability companies that are controlled and managed by entities affiliated with Integral, in the capacity of general partner or managing member, as the case may be. These limited partnerships or limited liability companies are referred to as the Integral Property Partnerships. The Integral Property Partnerships own and manage LIHTC properties. We also hold multifamily mortgage loans made to borrowing entities sponsored by Integral. We believe that Mr. Perry has no material direct or indirect interest in these transactions. Mr. Perry has informed us that Integral accepted no further equity investments from us relating to Integral Property Partnerships beginning in December 2008, when he joined our Board. Mr. Perry has also informed us that Integral does not intend to seek debt financing intended specifically to be purchased by us, although, as a secondary market participant, in the ordinary course of our business we may purchase multifamily mortgage loans made to borrowing entities sponsored by Integral. See “Director Independence—Our Board of Directors” below for further information.

DIRECTOR INDEPENDENCE

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the listing standards of the NYSE and the standards of independence adopted by the Board, as set forth in our Corporate Governance Guidelines and outlined below. It is the policy of our Board of Directors that a substantial majority of our seated directors will be independent in accordance with these standards. Our Board is currently structured so that all but one of our directors, our Chief Executive Officer, is independent. Based on its review, the Board has determined that all of our non-employee directors meet the director independence standards of our Corporate Governance Guidelines and the NYSE.

Independence Standards

Under the standards of independence adopted by our Board, which meet and in some respects exceed the definition of independence adopted by the NYSE, an “independent director” must be determined to have no material relationship with us, either directly or through an organization that has a material relationship with us. A relationship is “material” if, in the judgment of the Board, it would interfere with the director’s independent judgment. The Board did not consider the Board’s duties to the conservator, together with the federal government’s controlling beneficial ownership of Fannie Mae, in determining independence of the

Board members. Under the NYSE’s listing requirements for audit committees, members of a company’s audit committee must meet additional, heightened independence criteria, although our own independence standards require all independent directors to meet these criteria.

To assist it in determining whether a director is independent, our Board has adopted the standards set forth below, which are posted on our Web site, www.fanniemae.com, under “Corporate Governance” in the “About Us” section of our Web site:

•	A director will not be considered independent if, within the preceding five years:

•	the director was our employee; or

•	an immediate family member of the director was employed by us as an executive officer.

•	A director will not be considered independent if:

•	the director is a current partner or employee of our external auditor, or within the preceding five years, was (but is no longer) a partner or employee of our external auditor and personally worked on our audit within that time; or

•	an immediate family member of the director is a current partner of our external auditor, or is a current employee of our external auditor and personally works on Fannie Mae’s audit, or, within the preceding five years, was (but is no longer) a partner or employee of our external auditor and personally worked on our audit within that time.

•	A director will not be considered independent if, within the preceding five years:

•	the director was employed by a company at a time when one of our current executive officers sat on that company’s compensation committee; or

•	an immediate family member of the director was employed as an officer by a company at a time when one of our current executive officers sat on that company’s compensation committee.

•	A director will not be considered independent if, within the preceding five years:

•	the director received any compensation from us, directly or indirectly, other than fees for service as a director; or

•	an immediate family member of the director received any compensation from us, directly or indirectly, other than compensation received for service as our employee (other than an executive officer).

•	A director will not be considered independent if:

•	the director is a current executive officer, employee, controlling stockholder or partner of a company or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater; or

•	an immediate family member of the director is a current executive officer of a company or other entity that does or did business with us and to which we made, or from which we received, payments within the preceding five years that, in any single fiscal year, were in excess of $1 million or 2% of the entity’s consolidated gross annual revenues, whichever is greater.

•	A director will not be considered independent if the director or the director’s spouse is an executive officer, employee, director or trustee of a nonprofit organization to which we make or have made contributions within the preceding three years (including contributions made by the Fannie Mae Foundation prior to December 31, 2008) that in any year were in excess of 5% of the organization’s consolidated gross annual revenues, or $120,000, whichever is less (amounts contributed under our Matching Gifts Program are not included in the contributions calculated for purposes of this standard). The Nominating and Corporate Governance Committee also will receive periodic reports regarding charitable contributions to organizations otherwise associated with a director or any spouse of a director.

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

Our Board of Directors

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the listing standards of the NYSE and the standards of independence adopted by the Board contained in our Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Guidelines and the NYSE, and that each of the following nine directors is independent: Philip A. Laskawy, Dennis R. Beresford, William Thomas Forrester, Brenda J. Gaines, Charlynn Goins, Frederick B. Harvey III, Egbert L. J. Perry, Jonathan Plutzik and David H. Sidwell.

In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Guidelines as set forth above:

•	Certain of these Board members also serve as directors or advisory Board members of other companies that engage in business with Fannie Mae. The payments made by or to Fannie Mae pursuant to these relationships during the past five years fell below our Guidelines’ thresholds of materiality for a Board member that is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of this fact, and the fact that these Board members are only directors or advisory Board members of these other companies, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•	Certain of these Board members also serve as trustees or board members for charitable organizations that have received donations from Fannie Mae. The amounts of these charitable donations were determined to fall below our Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a charitable organization that receives donations from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with charitable organizations are not material to the independence of these Board members.

•	Certain of these Board members serve as directors of other companies that hold Fannie Mae fixed income securities or control entities that direct investments in such securities. It is not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed income securities as all payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. The Board of Directors noted that transactions by these other companies in Fannie Mae fixed income securities are entered into in the ordinary course of business of these companies, are not entered into at the direction or with specific approval by the directors of these companies and are not material to these other companies. In light of these facts, including that these Board members are directors at these other companies rather than current executive officers, employees, controlling shareholders or partners, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•	Mr. Perry is an executive officer and majority shareholder of The Integral Group LLC, which indirectly does business with Fannie Mae. This business includes the following:

•	Fannie Mae purchased a 50% participation in a mortgage loan made in 2001 to a limited partnership borrower sponsored by Integral. This mortgage loan was paid off in 2006.

•	Since 2006, Fannie Mae has held six multifamily mortgage loans made to six borrowing entities sponsored by Integral. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The total amount of Integral’s pro rata share of the interest payments made to Fannie Mae on the loans since 2006 is less than $1 million.

•	Fannie Mae has invested as a limited partner or member in certain LIHTC funds that in turn have invested directly or indirectly as a limited partner or member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage affordable housing projects. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships is approximately $32 million, which represents less than 4% of the total capitalization and less than 11% of the total equity in all of the Integral Property Partnerships.

The aggregate debt service and other required payments made, directly and indirectly, to or on behalf of Fannie Mae pursuant to these relationships with Integral fall below our Guidelines’ thresholds of materiality for a Board member who is a current executive officer, employee, controlling shareholder or partner of a company that engages in business with Fannie Mae. In addition, as a limited partner or member in the LIHTC funds, which in turn are limited partners in the Integral Property Partnerships, Fannie Mae has no direct dealings with Integral or Mr. Perry and is not involved in the management of the Integral Property Partnerships. Mr. Perry also generally is not aware of the identity of the limited partners or members of the LIHTC funds, as Integral sells the partnership or LLC interests to syndicators who, in turn, syndicate these interests to limited partners or members of their choosing. Based on the foregoing, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.

•	Mr. Plutzik’s wife, Lesley Goldwasser, currently serves as a director of Flagstar Bancorp, Inc. Fannie Mae has conducted business with Flagstar Bancorp, Inc. and its subsidiaries (referred to collectively as “Flagstar”) during the past five years. Transactions between Fannie Mae and Flagstar include guaranty transactions and Flagstar’s servicing of Fannie Mae mortgage loans. We estimate that the servicing fees we paid to Flagstar represented almost 10% of its consolidated gross revenues in 2008, and that the guaranty income and technology fees we received from Flagstar in 2008 represented less than one-half of 1% of Fannie Mae’s consolidated gross revenues in 2008. In determining whether Mr. Plutzik has a material relationship with Fannie Mae based on Ms. Goldwasser’s service as a director of Flagstar Bancorp, Inc., the Board considered the following: Mr. Plutzik’s wife, and not Mr. Plutzik himself, serves as a director of Flagstar Bancorp, Inc.; Ms. Goldwasser is only a director, and not an executive officer, of Flagstar Bancorp, Inc.; while the business relationship between Fannie Mae and Flagstar may be material to Flagstar, it is not material to Fannie Mae; and the relationship between Fannie Mae and Flagstar is neither of the type or magnitude that would typically rise to the level of consideration by the Board. The Board also considered Flagstar’s current performance as a counterparty of Fannie Mae. Based on the foregoing, the Board of Directors has concluded that this business relationship is not material to Mr. Plutzik’s independence. Further, Mr. Plutzik has agreed to recuse himself from discussion and voting on any matters relating to Flagstar to be considered by the Board.

The Board determined that none of these relationships would interfere with the director’s independent judgment.

Mr. Williams is not considered an independent director under the Guidelines because of his position as Chief Executive Officer.

Directors Who Left the Board in 2009

The following persons served on our Board of Directors during 2009 but were not directors as of December 31, 2009: Herbert Allison and Diana L. Taylor. The Board had affirmatively determined that Ms. Taylor met the director independence standards of our Guidelines and the NYSE, and was independent.

In determining the independence of Ms. Taylor, the Board of Directors at that time considered the following relationship in addition to those addressed by the standards contained in the Guidelines. Ms. Taylor served as a director of another company that held Fannie Mae fixed income securities. It is not possible for Fannie Mae to determine the extent of the holdings of this company in Fannie Mae fixed income securities as all payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. The Board of Directors noted that transactions by this company in Fannie Mae fixed income securities are entered into in the ordinary course of business of this company and are not subject to specific approval by the directors of the company. In light of these facts, including that Ms. Taylor is a director at this other company rather than a current executive officer, employee, controlling shareholder or partner, the Board of Directors concluded that this business relationship was not material to her independence.

Mr. Allison was not considered an independent director under the Guidelines because of his position as Chief Executive Officer.

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

Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2009 and 2008. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.

The following table sets forth the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP in 2009 and 2008, including fees for the 2009 and 2008 audits.

	For The Year Ended
	December 31,
Description of Fees	2009	2008

Audit fees(1)	$42,600,000	$39,000,000
Audit-related fees(2)	2,800,000	2,800,000

Total fees	$45,400,000	$41,800,000

(1)	For 2009, includes costs associated with the audit of our adoption of new consolidation standards.

(2)	For 2009 and 2008, consists of: (1) fees billed for attest-related services on securitization transactions and (2) reimbursement of costs associated with responding to subpoenas relating to Fannie Mae’s securities litigation.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. The independent registered public accounting firm and management are required to present reports on the nature of the services provided by the independent registered public accounting firm for the past year and the fees for such services, categorized into audit services, audit-related services, tax services and other services.

In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2009 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chairman, Mr. Beresford, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of this engagement must be approved by the Conservator.

In 2009, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

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

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Williams and David M. Johnson, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Federal National Mortgage Association

/s/  Michael J. Williams
Michael J. Williams
President and Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip A. Laskawy Philip A. Laskawy	Chairman of the Board of Directors	February 26, 2010

/s/ Michael J. Williams Michael J. Williams	President and Chief Executive Officer and Director	February 26, 2010

/s/ David M. Johnson David M. Johnson	Executive Vice President and Chief Financial Officer	February 26, 2010

/s/ David C. Hisey David C. Hisey	Executive Vice President and Deputy Chief Financial Officer	February 26, 2010

/s/ Dennis R. Beresford Dennis R. Beresford	Director	February 26, 2010

/s/ William Thomas Forrester William Thomas Forrester	Director	February 26, 2010

/s/ Brenda J. Gaines Brenda J. Gaines	Director	February 26, 2010

/s/ Charlynn Goins Charlynn Goins	Director	February 26, 2010

Signature	Title	Date

/s/ Frederick B. Harvey III Frederick B. Harvey III	Director	February 26, 2010

/s/ Egbert L. J. Perry Egbert L. J. Perry	Director	February 26, 2010

/s/ Jonathan Plutzik Jonathan Plutzik	Director	February 26, 2010

/s/ David H. Sidwell David H. Sidwell	Director	February 26, 2010

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

Item	Description

4.20	Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
4.22	Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)
10.1	Fannie Mae’s Elective Deferred Compensation Plan, as amended effective November 15, 2004† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.2	Amendment to Fannie Mae Elective Deferred Compensation Plan I, effective October 27, 2008† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.3	Fannie Mae Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.4	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective April 29, 2008† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
10.5	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective October 27, 2008† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.6	Fannie Mae Executive Life Insurance Program, as amended April 9, 2008† (Incorporated by reference Exhibit 10.3 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
10.7	Description of 2009 compensation and components of 2010 compensation† (Incorporated by reference to “Compensation Discussion and Analysis—Elements of 2009 Compensation” and “—Components of 2010 Compensation and Changes from 2009 Compensation Arrangements” in Item 11 of Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009.)
10.8	Compensation Repayment Provisions† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed December 24, 2009.)
10.9	Long-Term Incentive Plan, effective December 16, 2009†
10.10	Deferred Pay Plan, effective December 16, 2009†
10.11	Description of Fannie Mae’s compensatory arrangements with its non-employee directors for the year ended December 31, 2009† (Incorporated by reference to information under the heading “Director Compensation” in Item 11 of Fannie Mae’s Annual Report on Form 10-K, for the year ended December 31, 2009.)
10.12	Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.13	Federal National Mortgage Association Supplemental Pension Plan, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

Item	Description

10.14	Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.15	Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.16	Fannie Mae Supplemental Pension Plan of 2003, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.17	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.13 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.18	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.19	Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on form 10, filed March 31, 2003)
10.20	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.21	Amendment to Fannie Mae Executive Pension Plan, effective November 20, 2007† (Incorporated by reference to Exhibit 10.16 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.22	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2008† (Incorporated by reference to Exhibit 10.25 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.23	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective December 16, 2009†
10.24	Fannie Mae Annual Incentive Plan, as amended December 10, 2007† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.25	Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.26	Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.28 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.27	Fannie Mae Stock Compensation Plan of 1993† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.28	2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed November 5, 2009.)
10.29	Fannie Mae Procedures for Deferral and Diversification of Awards, as amended effective December 10, 2007† (Incorporated by reference to Exhibit 10.30 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.30	Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

Item	Description

10.31	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.32	Director’s Charitable Award Program† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
10.33	Form of Nonqualified Stock Option Grant Award Document†
10.34	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.35	Form of Restricted Stock Units Award Document adopted January 23, 2008† (Incorporated by reference to Exhibit 10.27 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.36	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.37	Form of Nonqualified Stock Option Grant Award Document for Non-Management Directors†
10.38	Lending Agreement, dated September 19, 2008, between the U.S. Treasury and Fannie Mae† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q, filed November 10, 2008.)
10.39	Senior Preferred Stock Purchase Agreement dated as of September 7, 2008, as amended and restated on September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association (Incorporated by reference Exhibit 4.20 to Fannie Mae’s Quarterly Report on Form 10-Q for the quarter ended September 30, 3008.)
10.40	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
10.41	Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)
10.42	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 8, 2005.)
10.43	Consent of Defendant Fannie Mae with Securities and Exchange Commission, dated May 23, 2006 (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
10.44	Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009†
10.45	Memorandum of Understanding among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed October 23, 2009.)
12.1	Statement re: computation of ratios to earnings to fixed charges
12.2	Statement re: computation of ratios of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Item		Description

99.1		New Issue Bond Program Agreement by and among United States Department of the Treasury, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, dated as of December 9, 2009
99.2		New Issue Bond Program Agreement by and among United States Department of the Treasury, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, dated as of December 18, 2009±
99.3		Form of Settlement Agreement among Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, United States Department of the Treasury, the participating Housing Finance Agency and U.S. Bank National Association, dated as of December 9, 2009
99.4		Form of Settlement Agreement among Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, United States Department of the Treasury, the participating Housing Finance Agency and U.S. Bank National Association, dated as of December 18, 2009±
99.5		Form of Agreement to Purchase Participation by and among U.S. Department of the Treasury, Fannie Mae and Federal Home Loan Mortgage Corporation, dated as of December 4, 2009
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Taxonomy Extension Schema*
101	.CAL	XBRL Taxonomy Extension Calculation*
101	.LAB	XBRL Taxonomy Extension Labels*
101	.PRE	XBRL Taxonomy Extension Presentation*
101	.DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

†	This exhibit is a management contract or compensatory plan or arrangement.

±	Exhibit 99.2 and Exhibit 99.4 are not filed because they are substantially identical in all material respects to Exhibit 99.1 and Exhibit 99.3, respectively, except as to the date of execution, the settlement date and deemed closing date.

Documents filed as Exhibits 99 in this exhibit list relate to the implementation of the Memorandum of Understanding filed as Exhibit 10.46.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:

We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (In conservatorship) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (In conservatorship) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on April 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) modified standard on the model for assessing other-than-temporary impairments, applicable to existing and new debt securities.

As discussed in Note 19 to the consolidated financial statements, the Company adopted the fair value measurement guidance on January 1, 2008 that defines fair value, establishes a framework for measuring fair value, expands disclosures around fair value measurements and allows companies the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities.

As also discussed in Note 1 to the consolidated financial statements, the Company is currently under the control of its conservator and regulator, the Federal Housing Finance Agency (“FHFA”). Further, the Company directly and indirectly receives substantial support from various agencies of the United States Government, including the Federal Reserve, the United States Department of Treasury, and FHFA. The Company is dependent upon the continued support of the United States Government, various United States Government agencies and the Company’s conservator and regulator, FHFA.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/  Deloitte & Touche LLP

Washington, DC
February 26, 2010

FANNIE MAE
(In conservatorship)

Consolidated Balance Sheets
(Dollars in millions, except share amounts)

	As of December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$6,812	$17,933
Restricted cash	3,070	529
Federal funds sold and securities purchased under agreements to resell	53,684	57,418
Investments in securities:
Trading, at fair value (includes Fannie Mae MBS of $74,750 and $58,006, respectively)	111,939	90,806
Available-for-sale, at fair value (includes Fannie Mae MBS of $154,419 and $176,244, respectively, and securities pledged as collateral that may be sold or repledged of $1,148 and $720, respectively)	237,728	266,488

Total investments in securities	349,667	357,294

Mortgage loans:
Loans held for sale, at lower of cost or fair value	18,462	13,270
Loans held for investment, at amortized cost (includes loans pledged as collateral that may be sold or repledged of $1,947 as of December 31, 2009)	386,024	415,065
Allowance for loan losses	(10,461)	(2,923)

Total loans held for investment, net of allowance	375,563	412,142

Total mortgage loans	394,025	425,412
Advances to lenders	5,449	5,766
Accrued interest receivable	4,293	3,816
Acquired property, net	9,142	6,918
Derivative assets, at fair value	1,474	869
Guaranty assets	8,356	7,043
Deferred tax assets, net	909	3,926
Partnership investments	2,372	9,314
Servicer and MBS trust receivable	18,329	6,482
Other assets	11,559	9,684

Total assets	869,141	$912,404

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable	4,980	5,947
Federal funds purchased and securities sold under agreements to repurchase	—	77
Short-term debt (includes debt at fair value of $- and $4,500, respectively)	200,437	330,991
Long-term debt (includes debt at fair value of $3,274 and $21,565, respectively)	574,117	539,402
Derivative liabilities, at fair value	1,029	2,715
Reserve for guaranty losses (includes $4,772 and $1,946, respectively, related to Fannie Mae MBS included in Investments in securities)	54,430	21,830
Guaranty obligations (includes $595 and $755, respectively, related to Fannie Mae MBS included in Investments in securities)	13,996	12,147
Partnership liabilities	2,541	3,243
Servicer and MBS trust payable	25,872	6,350
Other liabilities	7,020	4,859

Total liabilities	884,422	927,561

Commitments and contingencies (Note 20)	—	—
Equity (Deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	60,900	1,000
Preferred stock, 700,000,000 shares are authorized—579,735,457 and 597,071,401 shares issued
and outstanding, respectively	20,348	21,222
Common stock, no par value, no maximum authorization—1,265,674,761 and 1,238,880,988 shares
issued, respectively; 1,113,358,051 and 1,085,424,213 shares outstanding, respectively	664	650
Additional paid-in capital	2,083	3,621
Accumulated deficit	(90,237)	(26,790)
Accumulated other comprehensive loss	(1,732)	(7,673)
Treasury stock, at cost, 152,316,710 and 153,456,775 shares, respectively	(7,398)	(7,344)

Total Fannie Mae stockholders’ deficit	(15,372)	(15,314)

Noncontrolling interest	91	157

Total deficit	(15,281)	(15,157)

Total liabilities and equity (deficit)	869,141	$912,404

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Operations
(Dollars and shares in millions, except per share amounts)

	For the Year Ended
	December 31,
	2009	2008	2007

Interest income:
Trading securities	$3,859	$5,878	$2,051
Available-for-sale securities	13,618	13,214	19,442
Mortgage loans	21,521	22,692	22,218
Other	357	1,339	1,055

Total interest income	39,355	43,123	44,766

Interest expense:
Short-term debt	2,306	7,815	8,999
Long-term debt	22,539	26,526	31,186

Total interest expense	24,845	34,341	40,185

Net interest income	14,510	8,782	4,581

Guaranty fee income (includes imputed interest of $1,333, $1,423 and $1,278, respectively)	7,211	7,621	5,071
Losses on certain guaranty contracts	—	—	(1,424)
Trust management income	40	261	588
Investment gains (losses), net	1,458	(246)	(53)
Other-than-temporary impairments	(9,057)	(6,974)	(814)
Less: Noncredit portion of other-than-temporary impairments recognized in
other comprehensive loss	(804)	—	—

Net other-than-temporary impairments	(9,861)	(6,974)	(814)
Fair value losses, net	(2,811)	(20,129)	(4,668)
Debt extinguishment losses, net	(325)	(222)	(47)
Losses from partnership investments	(6,735)	(1,554)	(1,005)
Fee and other income	733	772	965

Non-interest loss	(10,290)	(20,471)	(1,387)

Administrative expenses:
Salaries and employee benefits	1,133	1,032	1,370
Professional services	684	529	851
Occupancy expenses	205	227	263
Other administrative expenses	185	191	185

Total administrative expenses	2,207	1,979	2,669
Provision for credit losses	72,626	27,951	4,564
Foreclosed property expense	910	1,858	448
Other expenses	1,484	1,093	660

Total expenses	77,227	32,881	8,341

Loss before federal income taxes and extraordinary losses	(73,007)	(44,570)	(5,147)
Provision (benefit) for federal income taxes	(985)	13,749	(3,091)

Loss before extraordinary losses	(72,022)	(58,319)	(2,056)
Extraordinary losses, net of tax effect	—	(409)	(15)

Net loss	(72,022)	(58,728)	(2,071)
Less: Net loss attributable to the noncontrolling interest	53	21	21

Net loss attributable to Fannie Mae	(71,969)	(58,707)	(2,050)
Preferred stock dividends and issuance costs at redemption	(2,474)	(1,069)	(513)

Net loss attributable to common stockholders	$(74,443)	$(59,776)	$(2,563)

Loss per share—Basic and Diluted	$(13.11)	$(24.04)	$(2.63)
Cash dividends per common share	$—	$0.75	$1.90
Weighted-average common shares outstanding—Basic and Diluted	5,680	2,487	973

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Cash Flows
(Dollars in millions)

	For the Year Ended December 31,
	2009	2008	2007

Cash flows (used in) provided by operating activities:
Net loss	$(72,022)	$(58,728)	$(2,071)
Reconciliation of net loss to net cash provided by operating activities:
Amortization of investment cost basis adjustments	(687)	(400)	(391)
Amortization of debt cost basis adjustments	3,255	8,589	9,775
Provision for credit losses	72,626	27,951	4,564
Valuation losses	4,530	13,964	612
Debt extinguishment losses, net	325	222	47
Debt foreign currency transaction (gains) losses, net	173	(230)	190
Losses on certain guaranty contracts	—	—	1,424
Losses from partnership investments	6,735	1,554	1,005
Current and deferred federal income taxes	(1,919)	12,904	(3,465)
Extraordinary losses, net of tax effect	—	409	15
Derivatives fair value adjustments	(1,105)	(1,239)	4,289
Purchases of loans held for sale	(109,684)	(56,768)	(34,047)
Proceeds from repayments of loans held for sale	2,413	617	594
Net decrease in trading securities, excluding non-cash transfers	11,976	72,689	62,699
Net change in:
Guaranty assets	(1,072)	2,089	(5)
Guaranty obligations	(903)	(5,312)	(630)
Other, net	(550)	(2,458)	(1,656)

Net cash (used in) provided by operating activities	(85,909)	15,853	42,949
Cash flows provided by (used in) investing activities:
Purchases of trading securities held for investment	(48,659)	(7,635)	—
Proceeds from maturities of trading securities held for investment	12,918	9,530	—
Proceeds from sales of trading securities held for investment	39,261	2,823	—
Purchases of available-for-sale securities	(165,103)	(147,337)	(126,200)
Proceeds from maturities of available-for-sale securities	48,096	33,369	123,462
Proceeds from sales of available-for-sale securities	306,598	146,630	76,055
Purchases of loans held for investment	(52,148)	(63,097)	(76,549)
Proceeds from repayments of loans held for investment	57,142	49,328	56,617
Advances to lenders	(79,163)	(81,483)	(79,186)
Proceeds from disposition of acquired property	22,667	10,905	5,714
Reimbursements to servicers for loan advances	(27,503)	(15,282)	(4,585)
Contributions to partnership investments	(688)	(1,507)	(3,059)
Proceeds from partnership investments	87	1,042	1,043
Net change in federal funds sold and securities purchased under agreements to resell	4,230	(9,793)	(38,926)

Net cash provided by (used in) investing activities	117,735	(72,507)	(65,614)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of short-term debt	1,641,119	1,913,685	1,743,852
Payments to redeem short-term debt	(1,773,977)	(1,824,511)	(1,687,570)
Proceeds from issuance of long-term debt	289,864	243,557	193,238
Payments to redeem long-term debt	(257,329)	(267,225)	(232,978)
Repurchase of common and preferred stock	—	—	(1,105)
Proceeds from issuance of common and preferred stock	—	7,211	8,846
Payments of cash dividends on senior preferred stock to Treasury	(2,470)	(31)	—
Payments of cash dividends on common and preferred stock	—	(1,774)	(2,483)
Proceeds from senior preferred stock purchase agreement with Treasury	59,900	—	—
Net change in federal funds purchased and securities sold under agreements to repurchase	(54)	(266)	1,561
Excess tax benefits from stock-based compensation	—	—	6

Net cash (used in) provided by financing activities	(42,947)	70,646	23,367
Net (decrease) increase in cash and cash equivalents	(11,121)	13,992	702
Cash and cash equivalents at beginning of period	17,933	3,941	3,239

Cash and cash equivalents at end of period	$6,812	$17,933	$3,941

Cash paid during the period for:
Interest	$26,344	$35,959	$40,645
Income taxes	876	845	1,888
Non-cash activities:
Securitization-related transfers from mortgage loans held for sale to investments in securities	$119,151	$40,079	$27,707
Net transfers of loans held for investment to loans held for sale	7,334	(13,523)	(4,271)
Net consolidation transfers from investments in securities to mortgage loans held for sale	9,335	(1,429)	(260)
Net transfers from available-for-sale securities to mortgage loans held for sale	1,918	2,904	514
Transfers from advances to lenders to investments in securities (including transfers to trading securities
of $10,012, $40,660 and $70,156 for 2009, 2008, and 2007, respectively)	77,191	83,534	71,801
Net consolidation-related transfers from investments in securities to mortgage loans held for investment	3,929	(7,983)	(7,365)
Net mortgage loans acquired by assuming debt	—	167	2,756
Net transfers from mortgage loans to acquired property	5,707	4,272	3,025
Transfers to trading securities from the effect of adopting the FASB guidance on the fair value option for
financial instruments	—	56,217	—
Issuance of senior preferred stock and warrant to purchase common stock to Treasury	—	4,518	—

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)

	Fannie Mae Stockholders’ Equity
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss	Stock	Interest	(Deficit)

Balance as of December 31, 2006	—	132	972	$—	$9,108	$593	$1,942	$37,955	$(445)	$(7,647)	$136	$41,642
Cumulative effect from the adoption of FASB guidance on the uncertainty in income taxes, net of tax	—	—	—	—	—	—	—	4	—	—	—	4

Balance as of January 1, 2007, adjusted	—	132	972	—	9,108	593	1,942	37,959	(445)	(7,647)	136	41,646
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(8)	(8)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(2,050)	—	—	(21)	(2,071)
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on
available-for sale securities (net of tax of $578)	—	—	—	—	—	—	—	—	(1,073)	—	—	(1,073)
Reclassification adjustment for other-than- temporary impairments recognized
in net loss (net of tax of $285)	—	—	—	—	—	—	—	—	529			529
Reclassification adjustment for gains included in net loss (net of tax of $282)	—	—	—	—	—	—	—	—	(523)	—	—	(523)
Unrealized gains on guaranty assets and guaranty fee buy-ups (net of tax of $13)	—	—	—	—	—	—	—	—	25	—	—	25
Amortization of net cash flow hedging losses (net of tax of $2)	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Prior service cost and actuarial gains, net of amortization for defined benefit plans (net of tax of $73)	—	—	—	—	—	—	—	—	128	—	—	128

Total comprehensive loss												(2,988)
Common stock dividends ($1.90 per share)	—	—	—	—	—	—	—	(1,858)	—	—	—	(1,858)
Preferred stock dividends	—	—	—	—	—	—	—	(503)	—	—	—	(503)
Preferred stock issued	—	356	—	—	8,905	—	(94)	—	—	—	—	8,811
Preferred stock redeemed	—	(22)	—	—	(1,100)	—	—	—	—	—	—	(1,100)
Other	—	—	2	—	—	—	(17)	—	—	135	—	118

Balance as of December 31, 2007	—	466	974	—	16,913	593	1,831	33,548	(1,362)	(7,512)	107	44,118
Cumulative effect from the adoption of the FASB guidance on the fair value option for financial instruments and the FASB guidance on fair value measurement, net of tax	—	—	—	—	—	—	—	148	(93)	—	—	55

Balance as of January 1, 2008, adjusted	—	466	974	—	16,913	593	1,831	33,696	(1,455)	(7,512)	107	44,173
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	71	71
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(58,707)	—	—	(21)	(58,728)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on
available-for sale securities (net of tax of $5,395)	—	—	—	—	—	—	—	—	(10,020)	—	—	(10,020)
Reclassification adjustment for other-than temporary impairments recognized
in net loss (net of tax of $2,441)	—	—	—	—	—	—	—	—	4,533			4,533
Reclassification adjustment for gains included in net loss (net of tax of $36)	—	—	—	—	—	—	—	—	(67)	—	—	(67)
Unrealized losses on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	(342)	—	—	(342)
Amortization of net cash flow hedging gains	—	—	—	—	—	—	—	—	1	—	—	1
Prior service cost and actuarial loss, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(323)	—	—	(323)

Total comprehensive loss												(64,946)
Common stock dividends ($0.75 per share)	—	—	—	—	—	—	—	(741)	—	—	—	(741)
Senior preferred stock dividends	—	—	—	—	—	—	(31)	—	—	—	—	(31)
Common stock issued	—	—	94	—	—	49	2,477	—	—	—	—	2,526
Common stock warrant issued	—	—	—	—	—	—	3,518	—	—	—	—	3,518
Preferred stock dividends declared	—	—	—	—	—	—	—	(1,038)	—	—	—	(1,038)
Senior preferred stock issued	1	—	—	1,000	—	—	—	—	—	—	—	1,000
Preferred stock issued	—	141	—	—	4,812	—	(127)	—	—	—	—	4,685
Conversion of convertible preferred stock into common stock	—	(10)	16	—	(503)	8	495	—	—	—	—	—
Treasury commitment	—	—	—	—	—	—	(4,518)	—	—	—	—	(4,518)
Other	—	—	1	—	—	—	(24)	—	—	168	—	144

	Fannie Mae Stockholders’ Equity
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss	Stock	Interest	(Deficit)

Balance as of December 31, 2008	1	597	1,085	1,000	21,222	650	3,621	(26,790)	(7,673)	(7,344)	157	(15,157)
Cumulative effect from the adoption of the FASB guidance on other-than-temporary impairments, net of tax	—	—	—	—	—	—	—	8,520	(5,556)	—	—	2,964
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(71,969)	—	—	(53)	(72,022)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on
available-for sale securities, (net of tax of $2,658)	—	—	—	—	—	—	—	—	4,936	—	—	4,936
Reclassification adjustment for other-than- temporary impairments recognized in net loss (net of tax of $3,441)	—	—	—	—	—	—	—	—	6,420	—	—	6,420
Reclassification adjustment for gains included in net loss (net of tax of $119)	—	—	—	—	—	—	—	—	(220)	—	—	(220)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	245	—	—	245
Amortization of net cash flow hedging gains	—	—	—	—	—	—	—	—	9	—	—	9
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	107	—	—	107

Total comprehensive loss												(60,525)
Senior preferred stock dividends	—	—	—	—	—	—	(2,470)	—	—	—	—	(2,470)
Increase to senior preferred liquidation preference	—	—	—	59,900	—	—	—	—	—	—	—	59,900
Conversion of convertible preferred stock into common stock	—	(17)	27	—	(874)	14	860	—	—	—	—	—
Other	—	—	1	—	—	—	72	2	—	(54)	—	20

Balance as of December 31, 2009	1	580	1,113	$60,900	$20,348	$664	$2,083	$(90,237)	$(1,732)	$(7,398)	$91	$(15,281)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act (“The Charter Act” or our “charter”). We are a government-sponsored enterprise (“GSE”), and we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). Through July 29, 2008, we were regulated by the Office of Federal Housing Enterprise Oversight (“OFHEO”), which was replaced on July 30, 2008 with FHFA upon the enactment of the Federal Housing Finance Regulatory Reform Act of 2008 (“Regulatory Reform Act”). The U.S. government does not guarantee, directly or indirectly, our securities or other obligations.

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

On September 7, 2008, the Secretary of the Treasury and the Director of FHFA announced several actions taken by Treasury and FHFA regarding Fannie Mae, which included: (1) placing us in conservatorship; (2) the execution of a senior preferred stock purchase agreement by our conservator, on our behalf, and Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and (3) Treasury’s agreement to establish a temporary secured lending credit facility that was available to us and the other GSEs regulated by FHFA under identical terms until December 31, 2009. We entered into a lending agreement with Treasury pursuant to which Treasury established this secured lending credit facility on September 19, 2008. The secured lending facility terminated on December 31, 2009 in accordance with its terms.

Conservatorship

On September 6, 2008, at the request of the Secretary of the Treasury, the Chairman of the Board of Governors of the Federal Reserve and the Director of FHFA, our Board of Directors adopted a resolution consenting to the company’s placement into conservatorship. After obtaining this consent, the Director of FHFA appointed FHFA as our conservator in accordance with the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act, (together, the “GSE Act”). Under the GSE Act, the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to the books, records and assets of any other legal custodian of Fannie Mae.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHFA, in its role as conservator, has overall management authority over our business. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. The conservator retains the authority to withdraw its delegations at any time.

As of February 26, 2010, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The GSE Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator.

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of February 26, 2010, FHFA has not exercised this power.

Neither the conservatorship nor the terms of our agreements with Treasury changes our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.

The conservatorship has no specified termination date and the future structure of our business following termination of the conservatorship is uncertain. We do not know when or how the conservatorship will be terminated or what changes to our business structure will be made during or following the termination of the conservatorship. We do not know whether we will exist in the same or a similar form or continue to conduct our business as we did before the conservatorship, or whether the conservatorship will end in receivership. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (i.e., we have a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results.

Senior Preferred Stock and Warrant Issued to Treasury

On September 7, 2008, we, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury. The agreement was amended on September 26, 2008, May 6, 2009 and December 24, 2009. Pursuant to the amended senior preferred stock purchase agreement, Treasury has committed to provide us with funding as needed to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. Treasury’s maximum funding commitment to us under the agreement is the greater of (a) $200 billion or (b) $200 billion plus the cumulative amount of our net worth deficit (the amount by which our total liabilities exceed our total assets) as of the end of any and each calendar quarter in 2010, 2011 and 2012, less any positive net worth as of December 31, 2012. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. We also have agreed to pay Treasury a quarterly commitment fee beginning on March 31, 2011. Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock, which was initially $1.0 billion but is subject to adjustment for amounts Treasury pays to us pursuant to its funding commitment, as well as any dividends that are not paid in cash for any dividend period and any commitment fees that are not paid in cash to Treasury or waived by Treasury. If at any time

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends, the dividend rate will be 12% per year. We have received a total of $59.9 billion to date under Treasury’s funding commitment and the Acting Director of FHFA has submitted a request for an additional $15.3 billion from Treasury to eliminate our net worth deficit as of December 31, 2009. The aggregate liquidation preference of the senior preferred stock was $60.9 billion as of December 31, 2009 and will increase to $76.2 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of December 31, 2009.

On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in the financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share. The weighted-average shares of common stock outstanding for the year ended December 31, 2009 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury for the year ended December 31, 2009.

Impact of U.S. Government Support

We receive, directly and indirectly, substantial support from various agencies of the United States Government, including the Federal Reserve, Treasury, and FHFA, as our conservator and regulator. We are dependent upon the continued support of the U.S. Government, FHFA and Treasury to eliminate our net worth deficit, which avoids our being placed into receivership. Based on consideration of all the relevant conditions and events affecting our operations, including our dependence on the U.S. Government, we continue to operate as a going concern and in accordance with our delegation of authority from FHFA.

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

Our access to long-term debt funding through the unsecured debt markets improved significantly in 2009. We believe that this improvement was primarily due to actions taken by the federal government to support us and the financial markets, including:

•	Treasury’s funding commitment to us under the senior preferred stock purchase agreement;

•	Treasury’s credit facility that was available to us;

•	Federal Reserve’s active program to purchase debt securities of Fannie Mae, the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal Home Loan Banks, as well as up to $1.25 trillion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities;

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Treasury’s agency MBS purchase program; and

•	Federal Reserve and Treasury’s programs to support the liquidity of the financial markets overall, including several asset purchase programs and several asset financing programs.

Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could lead to an increase in our debt roll-over risk in future periods and have a material adverse effect on our ability to fund our operations and continue as a going concern.

In September of 2009, the Federal Reserve announced that it will gradually slow the pace of its purchase of debt securities and mortgage-backed securities under these programs, originally scheduled to expire on December 31, 2009, in order to promote a smooth transition into the markets, and anticipates that these purchases will be completed by the end of the first quarter of 2010. In November of 2009, the Federal Reserve announced that, under its agency debt purchase program, it would purchase approximately $175 billion in agency debt securities, somewhat less than the originally announced maximum of up to $200 billion. On February 10, 2010, the Obama Administration stated in its fiscal year 2011 budget proposal that it was continuing to monitor the situation of Fannie Mae, Freddie Mac and the Federal Home Loan Bank System and would continue to provide updates on considerations for longer term reform of Fannie Mae and Freddie Mac as appropriate. These considerations may have a material impact on our ability to issue debt or refinance existing debt as it becomes due and hinder our ability to continue as a going concern.

The U.S. Government continues to provide active and ongoing support to Fannie Mae’s operations consistent with their objective of stabilizing the housing market and the economy. Under our senior preferred stock purchase agreement with Treasury, Treasury generally has committed to provide us, on a quarterly basis, amounts, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheets, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To the extent of its unused portion, this funding commitment is available to us (as specified in the agreement) or, in the event of our default on payments with respect to our debt securities or guaranteed Fannie Mae MBS, to the holders of that debt and MBS.

On December 24, 2009, Treasury announced an update on initiatives established under the Housing and Economic Recovery Act (“HERA”) of 2008, which supports housing market stabilization and provides relief to struggling homeowners. The Treasury announcement includes the following:

•	Ending the Treasury purchase program of MBS guaranteed by the GSEs on December 31, 2009.

•	Terminating the Treasury credit facility established for Fannie Mae, Freddie Mac and the Federal Home Loan Banks on December 31, 2009.

•	Amending the senior preferred stock purchase agreement to allow the cap on Treasury’s purchase commitment to increase as necessary to accommodate any cumulative reduction in our net worth in calendar years 2010, 2011 and 2012.

•	Modifying the senior preferred stock purchase agreement to provide us with additional flexibility to meet the requirement to reduce our investment portfolio. The portfolio reduction requirement for 2010 and after will be applied to the maximum allowable size of the portfolios—or $900 billion—rather than the actual size of the portfolios at the end of 2009. We are also required to limit the amount of indebtedness that we can incur to 120% of the amount of mortgage assets we are allowed to own.

•	Amending the senior preferred stock purchase agreement to delay the date on which we are required to begin paying the Periodic Commitment Fee by one year from March 31, 2010 to March 31, 2011 and

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

make technical changes to the definitions of mortgage assets and indebtedness to make compliance with the covenants of the senior preferred stock purchase agreement less burdensome and more transparent in light of impending accounting changes.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The accompanying consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and the Treasury are deemed related parties. During 2009, Treasury engaged us to serve as program administrator for the Home Affordable Modification Program (“HAMP”). In addition, Treasury held a $59.9 billion investment in our senior preferred stock as of December 31, 2009.

In addition to the transactions described above, on October 19, 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac. The memorandum of understanding set forth the terms under which we, Freddie Mac and Treasury would provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. The memorandum of understanding contemplated providing assistance to the HFAs through three separate assistance programs: a temporary credit and liquidity facilities program, a new issue bond program and a multifamily credit enhancement program.

In December 2009, under the temporary credit and liquidity facilities program, we provided $870 million of three-year standby credit and liquidity support for outstanding variable rate demand obligations issued by HFAs. Treasury has purchased participation interests in the temporary credit and liquidity facilities.

In December 2009, under the new issue bond program, we issued to Treasury $3.5 billion of partially guaranteed pass-through securities backed by new single-family and certain new multifamily housing bonds issued by HFAs.

We are not participating in the multifamily credit enhancement program.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of December 31, 2009 and 2008, we held Freddie Mac mortgage-related securities with a fair value of $42.6 billion and $33.9 billion, respectively, and accrued interest receivable of $230 million and $198 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $2.0 billion and $1.6 billion for the years ended December 31, 2009 and 2008, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

Use of Estimates

Preparing consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in a variety of

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

areas, including but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses, and other-than-temporary impairment of investment securities and LIHTC partnerships. Actual results could be different from these estimates. In the fourth quarter of 2009 we updated our single-family loss allowance model which resulted in a change in estimate to decrease our loss reserve by approximately $800 million.

Principles of Consolidation

If we determine that we have a controlling financial interest in an entity, then we must consolidate the assets, liabilities and noncontrolling interests of the entity in our consolidated financial statements. A controlling financial interest typically arises as a result of ownership of a majority of the voting interests of an entity. We may also have a controlling financial interest in an entity through an arrangement that does not involve voting interests, such as a variable interest entity (“VIE”). We evaluate entities deemed to be VIEs using a risk and rewards model to determine whether we must consolidate them. A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

In order to determine if an entity should be considered a VIE, we first perform a qualitative analysis, which requires us to make subjective decisions to complete our assessments. Among other factors, we analyze the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis. Quantifying the variability of a VIE’s assets is complex and subjective, requiring analysis of a significant number of possible future economic outcomes as well as the probability of each outcome occurring.

If an entity is a VIE, we determine whether our variable interest causes us to be considered the primary beneficiary of the entity’s expected losses or residual returns. We are the primary beneficiary and are required to consolidate the entity if we absorb the majority of expected losses or expected residual returns, or both. In determining whether we are the primary beneficiary, we evaluate the design of the entity, including the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to pass along to its interest holders.

If we cannot conclude after qualitative analysis whether we are the primary beneficiary, we perform a quantitative analysis, using internal cash flow models, which may include Monte Carlo simulations, to compute and allocate expected losses or residual returns to each variable interest holder. We base the allocation of expected cash flows upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. The result of each possible outcome is allocated to the parties holding interests in the VIE and, based on the allocation, a calculation is performed to determine which, if any, is the primary beneficiary.

Specifically, quantitative or qualitative analyses were performed on certain mortgage and asset-backed investment trusts. These analyses considered whether the nature of our variable interests exposed us to credit or prepayment risk, the two primary drivers of expected losses for these VIEs. For those mortgage-backed investment trusts that we evaluated using quantitative analyses, we used internal models to generate Monte Carlo simulations of cash flows associated with the different credit, interest rate and housing price environments. Material assumptions included our projections of interest rate and housing prices, as well as our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expectations of prepayment, default and severity rates. The projection of future cash flows is a subjective process involving significant management judgment. This is primarily due to the inherent uncertainties related to the interest rate and housing price environment, as well as the actual credit performance of the mortgage loans and securities that were held by each investment trust. If we determined an investment trust to be a VIE, we consolidated the investment trust when the modeling resulted in our absorption of more than 50% of the variability in the expected losses or expected residual returns.

We also quantitatively and qualitatively examined our LIHTC partnerships and other limited partnerships that were considered VIEs. Qualitative analyses considered the extent to which the nature of our variable interest exposed us to losses. For quantitative analyses, we also used internal cash flow models to determine if these partnerships were VIEs and, if so, whether we were the primary beneficiary. LIHTC partnerships are created by third parties to finance construction of property, giving rise to tax credits for these partnerships. Material assumptions include the degree of development cost overruns related to the construction of the building, the probability of the lender foreclosing on the building, as well as an investor’s ability to use the tax credits to offset taxable income. The projection of these cash flows and probabilities thereof requires significant management judgment because of the inherent limitations that relate to the use of historical data for the projection of future events. Additionally, we reviewed similar assumptions and applied cash flow models to determine both VIE status and primary beneficiary status for our other limited partnership investments.

We are exempt from evaluating certain securitization trusts for consolidation if the trusts meet the criteria of a qualified special purpose entity (“QSPE”), and if we do not have the unilateral ability to cause the trust to liquidate or change the trust’s QSPE status. The QSPE requirements significantly limit the activities in which a QSPE may engage and the types of assets and liabilities it may hold. Management judgment is required to determine whether a trust’s activities meet the QSPE requirements. To the extent any trust fails to meet these criteria, we would be required to consolidate its assets and liabilities if we determine that we are the primary beneficiary of the entity.

We are required to evaluate whether to consolidate a VIE when we first become involved and upon subsequent reconsideration events (e.g., a purchase of additional beneficial interests). Generally, if we are the primary beneficiary of a VIE, then we initially record the assets and liabilities of the VIE in our consolidated financial statements at fair value.

With our adoption of the most recent accounting standard on business combinations effective January 1, 2009, we began recording any difference between the fair value and the previous carrying amount of our interests in a VIE that holds only financial assets as “Investment gains (losses), net” in our consolidated statements of operations. Prior to 2009, we classified such differences as “Extraordinary losses, net of tax effect” in our consolidated statements of operations.

If a consolidated VIE subsequently should not be consolidated because we cease to be deemed the primary beneficiary or we qualify for a scope exception (for example, the entity is a QSPE that we no longer have the unilateral ability to liquidate), we deconsolidate the VIE.

Effective January 1, 2009 with our adoption of the accounting standard on the treatment of noncontrolling interests in consolidated financial statements, we began recording any retained interests in a deconsolidated entity at its respective fair values. Any difference between the fair values and the previous carrying amounts of our investment in the entity is recorded as “Investment gains (losses), net” in our consolidated statements of operations. Prior to 2009, we deconsolidated the entity by carrying over our net basis in the consolidated assets and liabilities to our investment in the entity.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portfolio Securitizations

Portfolio securitizations involve the transfer of mortgage loans or mortgage-related securities from our consolidated balance sheets to a trust to create Fannie Mae MBS, real estate mortgage investment conduits (“REMICs”) or other types of beneficial interests. We evaluate a transfer of financial assets via portfolio securitizations to determine whether the transfer qualifies as a sale. Transfers of financial assets for which we surrender control and receive compensation other than beneficial interests in the transferred assets are recorded as sales.

When a transfer that qualifies as a sale is completed, we derecognize all transferred assets. We allocate the previous carrying amount of the transferred assets between the assets sold and the retained interests, if any, in proportion to their relative fair values at the date of transfer. We record a gain or loss as a component of “Investment gains (losses), net” in our consolidated statements of operations, which represents the difference between the allocated carrying amount of the assets sold and the proceeds from the sale, net of any transaction costs and liabilities incurred, which may include a recourse obligation for our financial guaranty. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the “Investments in Securities,” “Guaranty Accounting,” and “Master Servicing” sections of this note. If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain on our consolidated balance sheets and we record a liability to the extent of any proceeds we received in connection with such transfer.

We also enter into repurchase agreements, including dollar roll repurchase agreements, which we account for as secured borrowings. Refer to the “Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase” section of this note for discussion of our accounting policies related to these transfers.

Cash and Cash Equivalents and Statements of Cash Flows

Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to known amounts of cash are generally considered cash equivalents. We may pledge as collateral certain short-term investments classified as cash equivalents.

We classify cash flows from trading securities based on their nature and purpose. Prior to 2008, we classified cash flows of all trading securities as operating activities. Following the adoption of the updated accounting standard on the fair value option for financial assets and financial liabilities in 2008, we began to classify cash flows from trading securities that we intend to hold for investment (the majority of our mortgage-related trading securities) as investing activities and cash flows from trading securities that we do not intend to hold for investment (primarily our non-mortgage related securities) as operating activities. We reflect the creation of Fannie Mae MBS through either securitization of loans held for sale or advances to lenders as a non-cash activity in our consolidated statements of cash flows in the line items “Securitization-related transfers from mortgage loans held for sale to investments in securities” or “Transfers from advances to lenders to investments in securities,” respectively. Cash inflows from the sale of a Fannie Mae MBS created through the securitization of loans held for sale are reflected in the statement of cash flows based on the balance sheet classification of the associated Fannie Mae MBS as either “Net decrease in trading securities, excluding non-cash transfers,” or “Proceeds from sales of available-for-sale securities.”

In the presentation of our consolidated statements of cash flows, we present cash flows from derivatives that do not contain financing elements, mortgage loans held for sale, and guaranty fees, including buy-up and buy-down payments, as operating activities. We present cash flows from federal funds sold and securities purchased under agreements to resell as investing activities and cash flows from federal funds purchased and

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities sold under agreements to repurchase as financing activities. We classify cash flows related to dollar roll transactions that do not meet the requirements to be accounted for as secured borrowings as purchases and sales of securities in investing activities.

Restricted Cash

When we collect and hold cash that is due to certain Fannie Mae MBS trusts in advance of our requirement to remit these amounts to the trust, we record the collected cash amount as “Restricted cash” in our consolidated balance sheets. Additionally, we record “Restricted cash” as a result of partnership restrictions related to certain consolidated partnership funds. We also have restricted cash related to certain collateral arrangements.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

When securities purchased under agreements to resell or securities sold under agreements to repurchase resulting from dollar roll transactions do not meet all of the conditions of a secured financing, we account for the transactions as purchases or sales, respectively. We treat securities purchased under agreements to resell and securities sold under agreements to repurchase as secured financing transactions when all of the conditions have been met. We record these transactions at the amounts at which the securities will be subsequently reacquired or resold, including accrued interest.

Investments in Securities

Securities Classified as Available-for-Sale or Trading

We classify and account for our securities as either available-for-sale (“AFS”) or trading. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive loss” (“AOCI”), net of applicable income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains (losses), net” in our consolidated statements of operations. We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value losses, net” in our consolidated statements of operations. We include interest and dividends on securities, including amortization of the premium and discount at acquisition, in our consolidated statements of operations. We describe our amortization policy in the “Amortization of Cost Basis and Guaranty Price Adjustments” section of this note. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities. Currently, we do not have any securities classified as held-to-maturity, although we may elect to do so in the future.

We determine fair value using quoted market prices in active markets for identical assets when available. If quoted market prices in active markets for identical assets are not available, we use quoted market prices for similar securities that we adjust for observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions when such information is available.

Other-Than-Temporary Impairment of Debt Securities

Prior to April 1, 2009, we considered a debt security to be other-than-temporarily impaired if its estimated fair value was less than its amortized cost basis and we determined that it was probable that we would be unable to collect all of the contractual principal and interest payments or we did not intend to hold the security until it recovered to its previous carrying amount. In making an other-than-temporary impairment assessment, we

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered many factors, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery.

We considered guarantees, insurance contracts or other credit enhancements (such as collateral) in determining whether it was probable that we would be unable to collect all amounts due according to the contractual terms of a debt security only if (1) such guarantees, insurance contracts or other credit enhancements provided for payments to be made solely to reimburse us for failure of the issuer to satisfy its required payment obligations, (2) such guarantees, insurance contracts or other credit enhancements were contractually attached to that security and (3) collection of the amounts receivable under these agreements was deemed probable. Guarantees, insurance contracts or other credit enhancements are considered contractually attached if they are part of and trade with the security upon transfer of the security to a third party.

When we determined that it was probable that we would not collect all of the contractual principal and interest amounts due or we determined that we did not have the ability or intent to hold the security until recovery of an unrealized loss, we identified the security as other-than-temporarily impaired. For all other securities in an unrealized loss position, we had the positive intent and ability to hold such securities until the earlier of full recovery or maturity.

When we determined an investment was other-than-temporarily impaired, we wrote down the cost basis of the investment to its fair value and included the loss in “Other-than-temporary-impairments” in our consolidated statements of operations. The fair value of the investment then became its new cost basis. We did not increase the investment’s cost basis for subsequent recoveries in fair value, which were recorded in AOCI.

In periods after we recognized an other-than-temporary impairment of debt securities, we used the prospective interest method to recognize interest income. Under the prospective interest method, we used the new cost basis and the expected cash flows from the security to calculate the effective yield.

On April 1, 2009, we adopted the FASB modified standard on the model for assessing other-than-temporary impairments, applicable to existing and new debt securities held by us as of April 1, 2009. Under this new standard, an other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In this case, we recognize in the consolidated statements of operations the entire difference between the amortized cost basis of the security and its fair value. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend or it is not more likely than not we will be required to sell the security before recovery. In this case, we separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in our consolidated statements of operations, and the amount related to all other factors, which we recognize in “Other comprehensive loss,” net of applicable taxes. In determining whether a credit loss exists, we use the best estimate of cash flows expected to be collected from the debt security.

We consider guarantees, insurance contracts or other credit enhancements (such as collateral) in determining our best estimate of cash flows expected to be collected only if (1) such guarantees, insurance contracts or other credit enhancements provide for payments to be made solely to reimburse us for failure of the issuer to satisfy its required payment obligations, (2) such guarantees, insurance contracts or other credit enhancements are contractually attached to the security and (3) collection of the amounts receivable under these agreements is deemed probable. Guarantees, insurance contracts or other credit enhancements are considered contractually attached if they are part of and trade with the security upon transfer of the security to a third party.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In periods after we recognize an other-than-temporary impairment of debt securities, we use the prospective interest method to recognize interest income. Under the prospective interest method, we use the new cost basis and the cash flows expected to be collected from the security to calculate the effective yield.

As a result of adopting the FASB modified standard on the model for assessing other-than-temporary impairments, we recorded a cumulative-effect adjustment at April 1, 2009 of $8.5 billion on a pre-tax basis ($5.6 billion after tax) to reclassify the noncredit portion of previously recognized other-than-temporary impairments from “Accumulated deficit” to AOCI. We also reduced the “Accumulated deficit” and valuation allowance by $3.0 billion for the deferred tax asset related to the amounts previously recognized as other-than-temporary impairments in our consolidated statements of operations based upon the assertion of our intent and ability to hold certain of these securities until recovery. Refer to “Note 5, Investments in Securities” for disclosures related to our investments in securities and other-than-temporary impairments and “Note 11, Income Taxes” for disclosures related to our deferred tax assets and related valuation allowance.

Mortgage Loans

When we acquire mortgage loans that we intend to sell or securitize, we classify the loans as held for sale (“HFS”). When we acquire mortgage loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as held for investment (“HFI”). We initially classify loans as HFS if they are product types that we actively securitize from our portfolio, such as 30-year fixed rate mortgages, because we have the intent, at acquisition, to securitize the loans (either during the month in which the acquisition occurs or during the following month) and sell all or a portion of the resulting securities. At month-end, we reclassify loans acquired during the calendar month, from HFS to HFI, if we have not securitized or are not in the process of securitizing them because we have the intent to hold those loans for the foreseeable future or until maturity.

We initially classify loans as HFI if they are product types that we do not currently securitize from our portfolio, such as reverse mortgages. We reclassify loans from HFI to HFS if our investment intent changes. Reclassification of loans from HFI to HFS is infrequent.

If the underlying assets of a consolidated VIE are mortgage loans and we were initially the transferor of such loans, we classify the consolidated loans consistent with our intent and ability to hold the securities of the consolidated entity; otherwise, mortgage loans in consolidated VIEs are classified as HFI.

Loans Held for Sale

We report HFS loans at the lower of cost or fair value (“LOCOM”). Loans held for sale are typically single-family loans, because we generally do not sell or securitize multifamily loans from our portfolio. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains (losses), net” in our consolidated statements of operations. We recognize interest income on HFS loans on an accrual basis, unless we determine the ultimate collection of principal or interest payments is not reasonably assured. When the collection of principal or interest payments is not reasonably assured, we discontinue the accrual of interest income. Purchase premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any LOCOM adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

In the event that we reclassify HFS loans to HFI, we record the loans at LOCOM on the date of reclassification. We recognize any LOCOM adjustment recognized upon reclassification as a basis adjustment to the HFI loan.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Held for Investment

We report HFI loans at their outstanding unpaid principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and/or other cost basis adjustments. We recognize interest income on HFI loans on an accrual basis using the interest method, unless we determine the ultimate collection of contractual principal or interest payments in full is not reasonably assured. When the collection of principal or interest payments in full is not reasonably assured, the loan is placed on nonaccrual status.

Nonaccrual Loans

We discontinue accruing interest on single-family and multifamily loans when we believe collectability of principal or interest is not reasonably assured, unless the loan is well secured and in the process of collection based upon an individual loan assessment. When a loan is placed on nonaccrual status interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. If cash is received while a loan is on nonaccrual status, it is applied first towards the recovery of accrued interest and related scheduled principal repayments. Once these amounts are recovered, we recognize interest income on a cash basis. If we have doubt regarding the ultimate collectability of the remaining recorded investment in a nonaccrual loan, we apply any payment received to reduce principal to the extent necessary to eliminate such doubt. We return a loan to accrual status when we determine that the collectability of principal and interest is reasonably assured.

Restructured Loans

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). A concession has been granted to a borrower when we determine that the effective yield based on the restructured loan term is less than the effective yield prior to the modification. We measure impairment of a loan restructured in a TDR individually based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Cost incurred that affect a TDR are expensed as incurred.

A loan modification for reasons other than a borrower experiencing financial difficulties or that results in terms at least as favorable to us as the terms for comparable loans to other customers with similar credit risks who are not refinancing or restructuring a loan is not considered a TDR. We further evaluate such a loan modification to determine whether the modification is considered “more than minor.” If the modification is considered more than minor and the modified loan is not subject to the accounting requirements for acquired credit-impaired loans, we treat the modification as an extinguishment of the previously recorded loan and recognition of a new loan. We recognize any unamortized basis adjustments on the previously recorded loan immediately in “Interest income” in our consolidated statements of operations. We account for minor modifications and modifications to acquired credit-impaired loans as a continuation of the previously recorded loan unless the modification is considered a TDR.

Loans Purchased or Eligible to be Purchased from Trusts

For MBS trusts that include a Fannie Mae guaranty, we have the option to purchase loans from the trust after four or more consecutive monthly payments due under the loan are delinquent in whole, or in part. With respect to single-family mortgage loans in MBS trusts with issue dates on or after January 1, 2009, we also have the option to purchase the loan from the trust after the loan has been delinquent for at least one monthly payment, if the delinquency has not been fully cured on or before the next payment date (i.e., 30 days delinquent) and it is determined that it is appropriate to execute a loss mitigation activity that is not

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permissible while the loan is held in an MBS trust. Fannie Mae, as guarantor or as issuer, may also purchase mortgage loans when other pre-defined contingencies have been met, such as when there is a material breach of a representation and warranty. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. Our acquisition cost for these loans is the unpaid principal balance of the loans plus accrued interest.

For a loan that will be classified as HFI, when there is evidence of credit deterioration subsequent to the loan’s origination and it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable (ignoring insignificant delays in contractual payments), we account for the loan as an acquired credit-impaired loan. We record such loans at the lower of the acquisition cost or fair value. We record each acquired loan that does not meet these criteria at its acquisition cost.

For MBS trusts where we are considered the transferor, we recognize the loan on our consolidated balance sheets at fair value and record a corresponding liability to the MBS trust when the contingency on our options to purchase loans from the trust has been met and we regain effective control over the transferred loan.

We base our estimate of the fair value of delinquent loans purchased from MBS trusts upon an assessment of what a market participant would pay for the loan at the date of acquisition. Prior to July 2007, we estimated the initial fair value of these loans using internal prepayment, interest rate and credit risk models that incorporated management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. Beginning in July 2007, the mortgage markets experienced a number of significant events, including a dramatic widening of credit spreads for mortgage securities backed by higher risk loans, a large number of credit downgrades of higher risk mortgage-related securities, and a severe reduction in market liquidity for certain mortgage-related transactions. As a result of this extreme disruption in the mortgage markets, we concluded that our model-based estimates of fair value for delinquent loans were no longer aligned with the indicative market prices for these loans. Therefore, we began utilizing indicative market prices from large, experienced dealers and used an average of these market prices to estimate the initial fair value of delinquent loans purchased from MBS trusts. We consider acquired credit-impaired loans to be individually impaired at acquisition. However, no valuation allowance is established or carried over at acquisition. We record the excess of the loan’s acquisition cost over its fair value as a charge-off against our “Reserve for guaranty losses” at acquisition. We recognize any subsequent decreases in estimated future cash flows to be collected subsequent to acquisition as impairment losses through the allowance for loan losses.

We place credit-impaired loans that we acquire from MBS trusts on nonaccrual status at acquisition in accordance with our nonaccrual policy. If we subsequently determine that the collectability of principal and interest is reasonably assured we return the loan to accrual status. We determine the initial accrual status of acquired loans that are not credit-impaired in accordance with our nonaccrual policy. Accordingly, we place loans purchased from trusts under other contingent call options on accrual status at acquisition if they are current or if there has been only an insignificant delay in payment and there are no other facts and circumstances that would lead us to conclude that the collection of principal and interest is not reasonably assured.

When the acquired loan is returned to accrual status, the portion of the expected cash flows, excluding prepayment estimates, that exceeds the recorded investment in the loan is accreted into interest income over the contractual life of the loan. We prospectively recognize increases in future cash flows expected to be collected as interest income over the remaining contractual life of the loan through a yield adjustment.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in HFI loans. The reserve for guaranty losses is a liability account in our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date up until the point of loan acquisition or foreclosure. We recognize incurred losses by recording a charge to the “Provision for credit losses” in our consolidated statements of operations.

Credit losses related to groups of similar single-family and multifamily HFI loans that are not individually impaired, or those that are collateral for Fannie Mae MBS, are recognized when (1) available information as of each balance sheet date indicates that it is probable a loss has occurred and (2) the amount of the loss can be reasonably estimated in accordance with the FASB standard on accounting for contingencies. Single-family and multifamily loans that we evaluate for individual impairment are measured in accordance with the FASB standard on measuring individual impairment of a loan. When making an assessment as to whether a loan is individually impaired, we also consider whether a delay in payment is insignificant. Determination of whether a delay in payment or shortfall of amount is insignificant requires management’s judgment as to the facts and circumstances surrounding the loan. We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets, such as cash in a preforeclosure sale or the underlying collateral in full satisfaction of the mortgage loan upon foreclosure.

Single-family Loans

We aggregate single-family loans (except for those that are deemed to be individually impaired), based on similar risk characteristics for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate given multiple factors which include but are not limited to: origination year; loan product type; mark-to-market loan-to-value (“LTV”) ratio, and delinquency status. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on historical events and trends, such as loss severity, default rates, and recoveries from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date. We implemented the econometric model in the fourth quarter of 2009. The previous model, used during 2007, 2008 and the first nine months of 2009, was a loss curve-based model that was driven primarily by original LTV ratio, loan product type, the age of the mortgage loan and the performance to date of the vintage to which the loan belonged. Our previous model required that we consider certain factors when determining whether adjustments to the observable data used in our allowance methodology are necessary, such as levels of and trends in delinquencies; levels of and trends in charge-offs and recoveries; and terms of loans. Our new model directly incorporates delinquency status and vintage effects in the estimation, and thus certain of these adjustments are no longer required.

The excess of our recorded investment in a loan, including recorded accrued interest, over the fair value of the assets received in full satisfaction of the loan is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. Any excess of the fair value of the assets received in full satisfaction over our recorded investment in a loan at charge-off is applied first to recover any forgone, yet contractually past due interest, and then to “Foreclosed property expense” in our consolidated statements of

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. We also apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. We record proceeds from credit enhancements in excess of our recorded investment in charged-off loans in “Foreclosed property expense” in our consolidated statements of operations when received.

Individually Impaired Loans

We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. Determination of whether a delay in payment or shortfall of amount is insignificant requires management’s judgment as to the facts and circumstances surrounding the loan.

Individually impaired loans currently include those restructured in a TDR, acquired credit-impaired loans and certain multifamily loans. Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate, as our expectation is that the loan will continue to perform under the restructured terms. If we determine that the only source to recover our recorded investment in an individually impaired loan is through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal cost on a discounted basis and adjusted for estimated proceeds from mortgage, flood, or hazard insurance or similar sources. Impairment recognized on individually impaired loans is part of our allowance for loan losses.

We use internal models to project cash flows used to assess impairment of individually impaired loans, including acquired credit-impaired loans. We generally update the market and loan characteristic inputs we use in these models monthly, using month-end data. Market inputs include information such as interest rates, volatility and spreads, while loan characteristic inputs include information such as mark-to-market loan-to-value ratios and delinquency status. The loan characteristic inputs are key factors that affect the predicted rate of default for loans evaluated for impairment through our internal cash flow models. We evaluate the reasonableness of our models by comparing the results with actual performance and our assessment of current market conditions. In addition, we review our models at least annually for reasonableness and predictive ability in accordance with our corporate model review policy. Accordingly, we believe the projected cash flows generated by our models that we use to assess impairment appropriately reflect the expected future performance of the loans.

Multifamily Loans

We identify multifamily loans for evaluation for impairment through a credit risk classification process and individually assign them a risk rating. Based on this evaluation, we determine whether or not a loan is individually impaired. If we deem a multifamily loan to be individually impaired, we measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property on a discounted basis, as we consider such loans to be collateral-dependent. If we determine that an individual loan that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics that are evaluated collectively for incurred losses.

We stratify multifamily loans into different risk rating categories based on the credit risk inherent in each individual loan. We categorize credit risk based on relevant observable data about a borrower’s ability to pay, including reviews of current borrower financial information, operating statements on the underlying collateral,

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical payment experience, collateral values when appropriate, and other related credit documentation. Multifamily loans that are categorized into pools based on their relative credit risk ratings are assigned certain default and severity factors representative of the credit risk inherent in each risk category. We apply these factors against our recorded investment in the loans, including recorded accrued interest associated with such loans, to determine an appropriate allowance. As part of our allowance process for multifamily loans, we also consider other factors based on observable data such as historical charge-off experience, loan size and trends in delinquency. In addition, we consider any loss sharing arrangements with our lenders.

Advances to Lenders

Advances to lenders represent payments of cash in exchange for the receipt of mortgage loans from lenders in a transfer that is accounted for as a secured lending arrangement. These transfers primarily occur when we provide early funding to lenders for loans that they will subsequently either sell to us or securitize into a Fannie Mae MBS that they will deliver to us. We individually negotiate early lender funding advances with our lender customers. Early lender funding advances have terms up to 60 days and earn a short-term market rate of interest. In other cases, the transfers are of loans that the lender has the unilateral ability to repurchase from us.

We report cash outflows from advances to lenders as an investing activity in our consolidated statements of cash flows. Settlements of the advances to lenders, other than through lender repurchases of loans, are not collected in cash, but rather in the receipt of either loans or Fannie Mae MBS. Accordingly, this activity is reflected as a non-cash transfer in our consolidated statements of cash flows. Currently, we include advances settled through receipt of securities in the line item of our consolidated statements of cash flows entitled “Transfers from advances to lenders to investments in securities.” Advances settled through receipt of loans are not material, and therefore are not separately disclosed in our consolidated statements of cash flows.

Acquired Property, Net

“Acquired property, net” includes foreclosed property received in full satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense” in our consolidated statements of operations.

We report foreclosed properties that we intend to sell, are actively marketing and that are available for immediate sale in their current condition such that the sale is reasonably expected to take place within one year as held for sale. We report these properties at the lower of their carrying amount or fair value less estimated selling costs, on a discounted basis if the sale is expected to occur beyond one year from the date of foreclosure. We do not depreciate these properties.

We determine the fair value of our foreclosed properties using third party appraisals, when available. When third party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense” in our consolidated statements of operations. We recognize a recovery for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gains or losses on sales of foreclosed property through “Foreclosed property expense” in our consolidated statements of operations.

Properties that we do not intend to sell or that are not ready for immediate sale in their current condition are classified separately as held for use, are depreciated and are impaired when circumstances indicate that the carrying amount of the property is no longer recoverable. Properties classified as held for use are recorded in “Other assets” in our consolidated balance sheets.

Guaranty Accounting

Our primary guaranty transactions result from mortgage loan securitizations in which we issue Fannie Mae MBS. The majority of our Fannie Mae MBS issuances fall within two broad categories: (1) lender swap transactions, where a lender delivers mortgage loans to us to deposit into a trust in exchange for our guaranteed Fannie Mae MBS backed by those mortgage loans and (2) portfolio securitizations, where we securitize loans that were previously included in our consolidated balance sheets, and create guaranteed Fannie Mae MBS backed by those loans. As guarantor, we guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This obligation represents an obligation to stand ready to perform over the term of the guaranty. Therefore, our guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

As guarantor of our Fannie Mae MBS issuances, we recognize at inception a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Guaranty obligations” in our consolidated balance sheets. Prior to 2008, we measured the fair value of the guaranty obligations that we recorded when we issued Fannie Mae MBS based on management’s estimate of the amount that we would be required to pay a third party of similar credit standing to assume our obligation. We based this amount on market information obtained from spot transaction prices, when available. In the absence of spot transaction prices, which was the case for the substantial majority of our guarantees, we used internal models to estimate the fair value of our guaranty obligations. We reviewed the reasonableness of the results of our models by comparing those results with available market information. Key inputs and assumptions used in our models included the amount of compensation required to cover estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs, estimated administrative and other costs related to our guaranty, and an estimated market risk premium, or profit, that a market participant of similar credit standing would require to assume the obligation. If our modeled estimate of the fair value of the guaranty obligation was more or less than the fair value of the total compensation received, we recognized a loss or recorded deferred profit, respectively, at inception of the guaranty contract.

Beginning in 2008, as part of the implementation of revised fair value measurement standard, we changed our approach to measuring the fair value of our guaranty obligation to use the transaction price, as a practical expedient, to measure the fair value of a guaranty obligation upon initial recognition. Specifically, we adopted a measurement approach based upon an estimate of the compensation that we would require to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. When we initially recognize a guaranty issued in a lender swap transaction, we measure the fair value of the guaranty obligation based on the fair value of the total compensation we receive, which primarily consists of the guaranty fee, credit enhancements, buy-downs, risk-based price adjustments and our right to receive interest income during the float period in excess of the amount required to compensate us for master servicing. Because the fair value of those guaranty obligations equals the fair value of the total compensation we receive, we do not recognize losses or record deferred profit in our consolidated financial statements at inception of those guaranty contracts.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, we also changed the way we measure the fair value of our existing guaranty obligations subsequent to inception to be consistent with our new approach for measuring guaranty obligations at initial recognition. The fair value of all guaranty obligations measured subsequent to their initial recognition is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. To measure this fair value, we continue to use our models and inputs that were used prior to our adoption of the revised fair value measurement standards and, in 2008, calibrated those models to our current market pricing. Beginning in the first quarter of 2009, we concluded that the credit characteristics of the pools of loans upon which we were issuing new guarantees increasingly did not reflect the credit characteristics of our existing guaranteed pools; thus, current market prices for our new guarantees were not a relevant input to our estimate of the hypothetical transaction price for our existing guaranty obligations. Therefore, our estimate of the fair value of our existing guaranty obligations is based solely upon our model results, without further adjustment.

Other than the measurement of fair value of our guaranty obligations as described above, the accounting for our guarantees in our consolidated financial statements is unchanged. Accordingly, the guaranty obligation amounts recorded in our consolidated balance sheets attributable to guarantees issued prior to 2008 as well as those issued on or after 2008 are amortized in accordance with our established accounting policy.

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

At inception of a guaranty to an unconsolidated entity, we recognize on our consolidated balance sheets a non-contingent liability for the fair value of our obligation to stand ready to perform over the term of the guaranty in the event that specified triggering events or conditions occur as a component of “Guaranty obligations.” We also record a guaranty asset that represents the present value of cash flows expected to be received as compensation over the life of the guaranty. As described above, for lender swap transactions entered into from 2003 to 2007, if the fair value of the guaranty obligation was less than the present value of the consideration we expected to receive, including the fair value of the guaranty asset and any upfront assets exchanged, we deferred the excess as deferred profit, which was recorded as an additional component of “Guaranty obligations.” If the fair value of the guaranty obligation exceeded the compensation received, we recognized a loss in “Losses on certain guaranty contracts” in our consolidated statements of operations at inception of the guaranty fee contract. Beginning in 2008, we consider the fair value of the guaranty obligations to be equal to the fair value of the total compensation received for providing the guaranty. Therefore, we do not recognize losses or record deferred profit in our consolidated financial statements at inception of those guaranty contracts issued after 2007.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we recognize a liability for estimable and probable losses for the credit risk we assume on loans underlying Fannie Mae MBS based on management’s estimate of probable losses incurred on those loans as of each balance sheet date. We record this contingent liability in our consolidated balance sheets as “Reserve for guaranty losses.”

Subsequent to initial recognition, we account for the guaranty asset at amortized cost. As we collect monthly guaranty fees, we reduce guaranty assets to reflect cash payments received and recognize imputed interest income on guaranty assets as a component of “Guaranty fee income” under the prospective interest method. We reduce the corresponding guaranty obligation, including any deferred profit, in proportion to the reduction in guaranty assets and recognize this reduction in our consolidated statements of operations as an additional component of “Guaranty fee income.” We assess guaranty assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received. When we determine a guaranty asset is other-than-temporarily impaired, we write down the cost basis of the guaranty asset to its fair value and include the amount written-down in “Guaranty fee income” in our consolidated statements of operations. Any other-than-temporary impairment recorded on guaranty assets results in a proportionate reduction in the corresponding guaranty obligations, including any deferred profit recorded prior to 2008.

We record buy-ups in our consolidated balance sheets at fair value in “Other assets.” We account for buy-ups issued prior to 2007 in the same manner as AFS securities with changes in fair value recorded in AOCI, net of tax. We assess these buy-ups for other-than-temporary impairment. Buy-ups issued beginning in 2007 are accounted for in the same manner as trading securities, with unrealized gains and losses included in “Guaranty fee income” in our consolidated statements of operations. When we determine a buy-up is other-than-temporarily impaired, we write down the cost basis of the buy-up to its fair value and include the amount of the write-down in “Guaranty fee income” in our consolidated statements of operations.

Upfront cash receipts for buy-downs and risk-based price adjustments on and after 2003 and prior to 2008 are a component of the compensation received for issuing the guaranty and are recorded upon issuing a guaranty as an additional component of “Guaranty obligations,” for contracts with deferred profit, or a reduction of the loss recorded as a component of “Losses on certain guaranty contracts,” for contracts where the compensation received is less than the guaranty obligation. Beginning in 2008, we consider the initial fair value of the guaranty obligation to be equal to the fair value of the total compensation received for providing the guaranty. Therefore, we do not recognize losses or record deferred profit at the inception of a lender swap transaction and account for all upfront cash receipts for buy-downs and risk-based price adjustments for as a component of “Guaranty obligations.”

We base the fair value of the guaranty asset at inception on the present value of expected cash flows using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. We project these cash flows using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, we discount the projected cash flows from our guaranty assets using interest spreads from a representative sample of interest-only trust securities. We adjust these discounted cash flows for the less liquid nature of the guaranty asset as compared to the interest-only trust securities.

These initial recognition and measurement provisions apply to our guaranties issued or modified beginning in 2003. For lender swap transactions entered into prior to 2003, we recognized guaranty fees in our consolidated statements of operations as “Guaranty fee income” on an accrual basis over the term of the unconsolidated Fannie Mae MBS. We recognized a contingent liability based on management’s estimate of probable losses incurred on those loans as of each balance sheet date, and we deferred upfront cash payments received in the form of risk-based pricing adjustments or buy-downs as a component of “Other liabilities” in our consolidated balance sheets and amortized them into “Guaranty fee income” in our consolidated statements of operations over the life of the guaranty using the interest method.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guaranties Issued in Connection with Portfolio Securitizations

In addition to retained interests in the form of Fannie Mae MBS, REMICs, and MSAs, we retain an interest in securitized loans in a portfolio securitization, which represents our right to future cash flows associated primarily with providing our guaranty. We record the retained guaranty interest in a portfolio securitization in our consolidated balance sheets as a component of “Guaranty assets.” For a portfolio securitization entered into prior to 2007, we account for the retained guaranty interests in the same manner as AFS securities. For a portfolio securitization entered into on or after January 1, 2007, we account for the retained guaranty interests in the same manner as trading securities. We determine the fair value of the guaranty asset in the same manner as we do in a lender swap transaction. We assume a recourse obligation in connection with our guaranty of the timely payment of principal and interest to the MBS trust that we measure and record in our consolidated balance sheets under “Guaranty obligations” based on the fair value of the recourse obligation at inception in a similar manner as our lender swap transactions. We recognize any difference between the guaranty asset and the guaranty obligation in a portfolio securitization as a component of the gain or loss on the sale of mortgage-related assets and record the difference as “Investment gains (losses), net” in our consolidated statements of operations.

We evaluate the component of the “Guaranty assets” that represents the retained interest in securitized loans for other-than-temporary impairment. We amortize and account for the guaranty obligations subsequent to the initial recognition in the same manner that we account for the guaranty obligations that arise under lender swap transactions and record a “Reserve for guaranty losses” for estimable and probable losses incurred on the underlying loans as of each balance sheet date. When we recognize a guaranty obligation and do not receive an associated guaranty fee, we amortize the guaranty obligation using a systematic and rational method, dependent on the risk profile of our guaranty.

Fannie Mae MBS included in “Investments in securities”

When we own unconsolidated Fannie Mae MBS, we do not derecognize any components of the guaranty assets, guaranty obligations, reserve for guaranty losses, or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the MBS trust remains in force until the trust is liquidated. We value Fannie Mae MBS based on their legal terms, which includes the Fannie Mae guaranty to the MBS trust, and continue to reflect the unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses in our “Guaranty obligations” and “Reserve for guaranty losses,” respectively. We disclose the aggregate amount of Fannie Mae MBS held as “Investments in securities” in our consolidated balance sheets as well as the amount of our “Reserve for guaranty losses” and “Guaranty obligations” that relates to Fannie Mae MBS held as “Investments in securities.” Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale.

Credit Enhancements

Credit enhancements that we recognize separately as “Other assets” in our consolidated balance sheets are amortized in our consolidated statements of operations as “Other expenses.” We amortize these assets over the related contract terms at the greater of amounts calculated by amortizing recognized credit enhancements (1) commensurate with the observed decline in the unpaid principal balance of covered mortgage loans or (2) on a straight-line basis over a credit enhancement’s contract term. We record recurring insurance premiums at the amount paid and amortize them over their contractual life, and, if provided quarterly, the amortization period is three months.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of Cost Basis and Guaranty Price Adjustments

Cost Basis Adjustments

We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment using the interest method over the contractual or estimated life of the loan or security. We amortize these cost basis adjustments into interest income for mortgage securities and loans we classify as HFI. We do not amortize cost basis adjustments for loans that we classify as HFS but include them in the calculation of the gain or loss on the sale of those loans.

The following table displays unamortized premiums, discounts, and other cost basis adjustments included in our consolidated balances sheets as of December 31, 2009 and 2008, that may result in interest income in our consolidated statements of operations in future periods.

	As of December 31,
	2009	2008
	(Dollars in millions)

Investments in securities:
Unamortized premiums (discounts) and other cost basis adjustments, net(1)	$1,185	$290
Other-than-temporary impairments(2)	(821)	(6,457)
Mortgage loans held-for-investment:
Unamortized premiums (discounts) and other cost basis adjustments of loans in portfolio, excluding acquired credit-impaired loans and hedged mortgage assets(3)	(10,332)	(1,341)
Unamortized discount on acquired credit-impaired loans(4)	(11,467)	(1,320)
Unamortized premium on hedged mortgage assets(5)	806	921
Other assets(6)	(254)	(333)

Total	$(20,883)	$(8,240)

(1)	Includes the impact of other-than-temporary impairment of cost basis adjustments.

(2)	Accretable portion of impairments recorded as a result of previous other-than-temporary impairments.

(3)	Includes the unamortized balance of the fair value discounts that were recorded upon acquisition of credit-impaired loans that have been subsequently modified as TDRs, which accretes into interest income for TDRs that are placed on accrual status.

(4)	Represents the unamortized balance of the fair value discounts that were recorded upon acquisition and consolidation that may accrete into interest income for acquired credit-impaired loans that are placed on accrual status.

(5)	Represents the net premium on mortgage assets designated for hedge accounting that are attributable to changes in interest rates and will be amortized through interest income over the life of the hedged assets.

(6)	Represents the fair value discount related to unsecured HomeSaver Advance loans that will accrete into interest income based on the contractual terms of the loans for loans on accrual status.

We hold a large number of similar mortgage loans and mortgage securities backed by a large number of similar mortgage loans for which prepayments are probable and we can reasonably estimate the timing of such prepayments. We use prepayment estimates in determining periodic amortization of cost basis adjustments on substantially all mortgage loans and mortgage securities in our portfolio under the interest method using a constant effective yield. We include this amortization in “Interest income.” For the purpose of amortizing cost basis adjustments, we aggregate similar mortgage loans with similar prepayment characteristics. We consider Fannie Mae MBS to be aggregations of similar loans for the purpose of estimating prepayments. We aggregate individual mortgage loans based upon coupon rate, product type and origination year for the purpose of estimating prepayments. For each reporting period, we recalculate the constant effective yield to reflect the actual payments and prepayments we have received to date and our new estimate of future prepayments. We then adjust our net investment in the mortgage loans and mortgage securities to the amount it would have

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been had we applied the recalculated constant effective yield since their acquisition, with a corresponding charge or credit to interest income.

We use the contractual terms to determine amortization if prepayments are not probable, we cannot reasonably estimate prepayments, or we do not hold a sufficiently large number of similar loans or a sufficiently large number of similar loans do not underlie a security. For these loans, we cease amortization of cost basis adjustments during periods in which we are not recognizing interest income on the loan because the collection of the principal and interest payments is not reasonably assured (that is, when a loan is placed on nonaccrual status).

Deferred Guaranty Price Adjustments

We apply the interest method using a constant effective yield to amortize all risk-based price adjustments and buy-downs in connection with our Fannie Mae MBS issued prior to 2003. We calculate the constant effective yield for these deferred guaranty price adjustments based upon our estimate of the cash flows of the mortgage loans underlying the related Fannie Mae MBS, which includes an estimate of prepayments. For each reporting period, we recalculate the constant effective yield to reflect the actual payments and our new estimate of future prepayments. We adjust the carrying amount of deferred guaranty price adjustments to the amount it would have been had we applied the recalculated constant effective yield since their inception.

For risk-based pricing adjustments and buy-downs that arose on Fannie Mae MBS issued beginning in 2003, we record the cash received and increase “Guaranty obligations” by a similar amount. We amortize these amounts as part of the “Guaranty obligations” in proportion to the reduction in the guaranty asset.

Master Servicing

Upon a transfer of loans to us, either in connection with a portfolio purchase or a lender swap transaction, we enter into an agreement with the lender, or its designee, to have that entity continue to perform the day-to-day servicing of the mortgage loans. We refer to these activities as “primary servicing.” We assume an obligation to perform certain limited master servicing activities when these loans are securitized. These activities include assuming the ultimate obligation for the day-to-day servicing in the event of default by the primary servicer until a new primary servicer can be put in place and certain ongoing administrative functions associated with the securitization. As compensation for performing these master servicing activities, we receive the right to the interest earned on MBS trust cash flows from the date of remittance by the servicer to us until the date of distribution of such cash flows to MBS certificateholders, which we record in our consolidated statements of operations as “Trust management income.”

We record an MSA as a component of “Other assets” in our consolidated balance sheets when the present value of the estimated compensation for master servicing activities exceeds adequate compensation for such servicing activities. Conversely, we record a master servicing liability (“MSL”) as a component of “Other liabilities” in our consolidated balance sheets when the present value of the estimated compensation for master servicing activities is less than adequate compensation. We consider adequate compensation to be the amount of compensation that would be required by a substitute master servicer should one be required. We use market information to determine adequate compensation for these services.

We initially recognize an MSA at fair value. We subsequently carry the MSA at LOCOM and amortize it in proportion to net servicing income for each period. We record impairment of the MSA through a valuation allowance. When we determine an MSA is other-than-temporarily impaired, we write down the cost basis of the MSA to its fair value. We individually assess our MSA for impairment by reviewing changes in historical interest rates and the impact of those changes on the historical fair values of the MSA. We then determine our expectation of the likelihood of a range of interest rate changes over an appropriate recovery period using

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical interest rate movements. We record an other-than-temporary impairment when we do not expect to recover the valuation allowance based on our expectation of the interest rate changes and their impact on the fair value of the MSA during the recovery period. We record amortization and impairment of the MSA as components of “Other expenses” in our consolidated statements of operations.

We initially recognize an MSL at fair value and subsequently amortize it in proportion to net servicing loss for each period. We increase the carrying amount of the MSL to fair value when the fair value exceeds the carrying amount. We record amortization and valuation adjustments to the MSL as components of “Other expenses” in our consolidated statements of operations. When we receive an MSA or incur an MSL in connection with a lender swap transaction, we consider that servicing asset or liability to be a component of the compensation we receive in exchange for entering into the guaranty arrangement.

We consider MSAs and MSLs recorded in connection with portfolio securitizations as proceeds received and liabilities incurred in a securitization, respectively. Accordingly, these amounts are a component of the calculation of gain or loss on the sale of assets.

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

Effective in 2007, we adopted the revised standard requiring mortgage servicing rights (MSAs and MSLs) to be initially recognized at fair value. The standard provides two measurement options for each class of MSAs and MSLs subsequent to initial recognition: (1) carry them at fair value with changes in fair value recognized in earnings or (2) continue to recognize periodic amortization expense and assess MSAs and MSLs for impairment or increased obligation consistent with prior standards. We identify classes of MSAs and MSLs based on the availability of market inputs used in determining their fair value. The availability of such market inputs is consistent across our MSAs and MSLs; therefore, we account for them as one class. In addition, the standard requires us to consider the fair value of servicing rights as part of the proceeds received in exchange for the sale of the assets for purposes of calculating the gain or loss from the sale. The adoption of the revised standard did not materially impact our consolidated financial statements because we elected not to measure MSAs and MSLs at fair value subsequent to their initial recognition.

Other Investments

We primarily account for unconsolidated investments in limited partnerships under the equity method of accounting. These investments include our LIHTC and other partnership investments. Under the equity method, we increase or decrease our investment for our share of the limited partnership’s net income or loss reflected in “Losses from partnership investments” in our consolidated statements of operations. Under certain circumstances we will increase our investment for additional contributions made to the partnerships and reduce our investment by distributions received from the partnerships.

For unconsolidated common and preferred stock investments that are not within the scope of the accounting standards for certain investments in debt and equity securities, we apply either the equity or the cost method of accounting. We use the equity method for accounting for investments in these entities where our ownership is between 20% and 50%, or where our investments provide us the ability to exercise significant influence over the entity’s operations and management functions. We use the cost method for investments in entities where our ownership is less than 20% and we have no ability to exercise significant influence over the entity’s operations. These investments are included as “Other assets” in our consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We periodically review our investments to determine if an other-than-temporary loss in value has occurred. In these reviews, we consider all relevant information, including the recoverability of our investment, the earnings and near-term prospects of the entity, factors related to the industry, financial and operating conditions of the entity and our ability, if any, to influence the management of the entity.

Commitments to Purchase and Sell Mortgage Loans and Securities

We enter into commitments to purchase and sell mortgage-backed securities and to purchase single-family and multifamily mortgage loans. Commitments to purchase or sell some mortgage-backed securities and to purchase single-family mortgage loans generally are derivatives. Our commitments to purchase multifamily loans are not derivatives because they do not meet the criteria for net settlement.

For those commitments that we account for as derivatives, we report them in our consolidated balance sheets at fair value in “Derivative assets, at fair value” or “Derivative liabilities, at fair value” and include changes in their fair value in “Fair value losses, net” in our consolidated statements of operations. When derivative purchase commitments settle, we include their fair value on the settlement date in the cost basis of the security or loan that we purchase.

Regular-way securities trades provide for delivery of securities within the time generally established by regulations or conventions in the market in which the trade occurs and are exempt from application of the derivative accounting literature. Commitments to purchase or sell securities that we account for on a trade-date basis are also exempt from the derivative accounting requirements. We record the purchase and sale of an existing security on its trade date when the commitment to purchase or sell the existing security settles within the period of time that is customary in the market in which those trades take place.

Additionally, contracts for the forward purchase or sale of when-issued and to-be-announced (“TBA”) securities are exempt from the derivative accounting requirements if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security, and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Since our commitments for the purchase of when-issued and TBA securities can be net settled and we do not document that physical settlement is probable, we account for all such commitments as derivatives.

Commitments to purchase securities that we do not account for as derivatives and do not require trade-date accounting are accounted for as forward contracts to purchase securities. We designate these commitments as AFS or trading at inception and account for them in a manner consistent with that category of securities.

Derivative Instruments

We recognize all derivatives as either assets or liabilities in our consolidated balance sheets at their fair value on a trade date basis. We report derivatives in a gain position after offsetting by counterparty in “Derivative assets, at fair value” and derivatives in a loss position after offsetting by counterparty in “Derivative liabilities, at fair value” in our consolidated balance sheets.

We offset the carrying amounts of derivatives (other than commitments) that are in gain positions and loss positions with the same counterparty, as well as cash collateral receivables and payables associated with derivative positions in master netting arrangements. We offset these amounts because the derivative contracts have determinable amounts, we have the legal right to offset amounts with each counterparty, that right is enforceable by law, and we intend to offset the amounts to settle the contracts.

We determine fair value using quoted market prices in active markets when available. If quoted market prices are not available for particular derivatives, we use quoted market prices for similar derivatives that we adjust

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for directly observable or corroborated (i.e., information purchased from third-party service providers) market information. In the absence of observable or corroborated market data, we use internally-developed estimates, incorporating market-based assumptions wherever such information is available. For derivatives (other than commitments), we use a mid-market price when there is a spread between a bid and ask price.

We evaluate financial instruments that we purchase or issue and other financial and non-financial contracts for embedded derivatives. To identify embedded derivatives that we must account for separately, we determine if: (1) the economic characteristics of the embedded derivative are not clearly and closely related to the economic characteristics of the financial instrument or other contract; (2) the financial instrument or other contract (i.e., the hybrid contract) itself is not already measured at fair value with changes in fair value included in earnings; and (3) a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative. If the embedded derivative meets all three of these conditions we elect to carry the hybrid financial instrument in its entirety at fair value with changes in fair value recorded in earnings.

Effective in 2007, we adopted a new accounting standard and we elected fair value measurement for certain hybrid financial instruments containing embedded derivatives that otherwise require bifurcation. We also elected to classify some investment securities that contain embedded derivatives as trading securities, which includes buy-ups and guaranty assets arising from portfolio securitization transactions. As we adopted this standard prospectively, it had no impact on our consolidated financial statements on the date of adoption.

Collateral

We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit rating and type of counterparty. We also pledge and receive collateral under our repurchase and reverse repurchase agreements. In order to reduce potential exposure to repurchase counterparties, a third party custodian typically maintains the collateral and any margin. We monitor the fair value of the collateral received from our counterparties, and we may require additional collateral from those counterparties, as we deem appropriate. Collateral received under early funding agreements with lenders, whereby we advance funds to lenders prior to the settlement of a security commitment, must meet our standard underwriting guidelines for the purchase or guarantee of mortgage loans.

Cash Collateral

We pledged $5.4 billion and $15.0 billion in cash collateral as of December 31, 2009 and 2008, respectively, related to our derivative activities. For derivative positions with the same counterparty under master netting arrangements to the extent that we pledge cash collateral, we remove it from “Cash and cash equivalents” and net the right to receive it against “Derivative liabilities at fair value” in our consolidated balance sheets as a part of our counterparty netting calculation. Additionally, we pledged $5.4 billion and $5.3 billion in cash collateral as of December 31, 2009 and 2008, respectively, related to operating activities and recorded this amount as “Other assets” or “Federal funds sold and securities purchased under agreements to resell” in our consolidated balance sheets.

We record cash collateral accepted from a counterparty that we have the right to use as “Cash and cash equivalents” in our consolidated balance sheets. Cash collateral accepted from a counterparty that we do not have the right to use is recorded as “Restricted cash” in our consolidated balance sheets. We primarily net our obligation to return cash collateral pledged to us against “Derivative assets at fair value” in our consolidated balance sheets as part of our counterparty netting calculation. We accepted cash collateral of $4.1 billion and $4.0 billion as of December 31, 2009 and 2008, respectively, of which $3.0 billion and $330 million, respectively, was restricted.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Cash Collateral

We classify securities pledged to counterparties as either “Investments in securities” or “Cash and cash equivalents” in our consolidated balance sheets. Securities pledged to counterparties that have been consolidated as loans are included as “Mortgage loans” in our consolidated balance sheets. As of December 31, 2009, we had pledged $1.1 billion in available-for-sale (“AFS”) securities and $1.9 billion in HFI loans which the counterparty had the right to sell or repledge. As of December 31, 2008, we had pledged $720 million of AFS securities, which the counterparty had the right to sell or repledge. We did not pledge any HFI loans to counterparties as of December 31, 2008.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $67 million and $141 million as of December 31, 2009 and 2008, respectively, none of which was sold or repledged. The fair value of non-cash collateral accepted that we were not permitted to sell or repledge was $4.2 billion and $13.3 billion as of December 31, 2009 and 2008, respectively. Additionally, we had accepted non-cash collateral related to our HCD business of $2.1 billion and $10.6 billion as of and December 31, 2009 and 2008, respectively, that we were not permitted to sell or repledge.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is fully collateralized by the underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, we report the collateral of the transferred securities at fair value, excluding accrued interest. The fair value of these securities is classified in “Investments in securities” in our consolidated balance sheets. We had no repurchase agreements of this type outstanding as of December 31, 2009 and 2008.

Hedge Accounting

In 2008, we implemented fair value hedge accounting with respect to a portion of our derivatives to hedge, for accounting purposes, changes in the fair value of some of our mortgage assets attributable to changes in interest rates. Specifically, we designated certain of our interest rate swaps as hedges of the change in fair value attributable to the change in the London Interbank Offered Rate (“LIBOR”) for certain multifamily loans classified as HFI and commercial mortgage-backed securities (“CMBS”) classified as AFS.

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

When hedging relationships are highly effective, we record changes in the fair value of the hedged item attributable to changes in the benchmark interest rate as an adjustment to the carrying amount of the hedged item and include a corresponding amount in “fair value losses, net” in our consolidated statements of operations. For commercial mortgage-backed securities classified as AFS, we record all other changes in fair value as part of AOCI and not in earnings. For multi-family loans, all other changes in fair value are not recorded. If a hedging relationship is not highly effective, we do not record an adjustment to earnings. We amortize adjustments to the carrying amount of hedged items that result from hedge accounting through interest income in the same manner as other components of the carrying amount of that asset.

We discontinue hedge accounting prospectively when (1) the hedging derivative is no longer effective in offsetting changes in fair value of the hedged item attributable to the hedged risk, (2) we terminate or sell the derivative or the hedged item, or (3) we voluntarily elect to remove the hedge accounting designation. When we discontinue hedge accounting, we continue to carry the derivative instrument on our consolidated balance

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheets at its fair value with changes in fair value recognized in current period earnings. However, we no longer adjust the carrying value of the hedged item through earnings for changes in fair value attributable to the hedged risk. We voluntarily elected to cease all hedge accounting during 2008.

Debt

We classify our outstanding debt as either short-term or long-term based on the initial contractual maturity. We report deferred items, including premiums, discounts and other cost basis adjustments, as basis adjustments to “Short-term debt” or “Long-term debt” in our consolidated balance sheets. We re-measure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet date and report any associated gains or losses as a component of “Fair value losses, net” in our consolidated statements of operations.

We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We amortize and report premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We re-measure interest expense for debt denominated in a foreign currency into U.S. dollars using the monthly weighted-average spot rate since the interest expense is incurred over the reporting period. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the weighted-average exchange rate used to record the interest expense is a foreign currency transaction gain or loss for the period and is included as either “Short-term debt interest expense” or “Long-term debt interest expense” in our consolidated statements of operations.

Trust Management Income

As master servicer, issuer and trustee for Fannie Mae MBS, we earn a fee that reflects interest earned on MBS trust cash flows from the date of remittance of mortgage and other payments to us by servicers until the date of distribution of these payments to MBS certificateholders. We included such compensation as “Trust management income” in our consolidated statements of operations.

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

We defer a portion of the fee received upon issuance of a Structured Security based on our estimate of the fair value of our future administration services. We amortize this portion of the fee on a straight-line basis over the expected life of the Structured Security. We recognize the excess of the total fee over the fair value of the future services in our consolidated statements of operations upon issuance of a Structured Security. However, when we acquire a portion of a Structured Security contemporaneous with our structuring of the transaction, we defer and amortize a portion of this upfront fee as an adjustment to the yield of the purchased security. We

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

present fees received and costs incurred related to our structuring of securities in “Fee and other income” in our consolidated statements of operations.

Income Taxes

We recognize deferred tax assets and liabilities for the difference in the basis of assets and liabilities for financial accounting and tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that are expected to be applicable to the taxable income or deductions in the period(s) the assets are realized or the liabilities are settled. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates on the date of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. We reduce our deferred tax asset by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not that we will not realize some portion, or all, of the deferred tax asset.

We account for income tax uncertainty using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. We recognize interest expense on unrecognized tax benefits as “Other expenses” in our consolidated statements of operations.

Stock-Based Compensation

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

Pension and Other Postretirement Benefits

We provide pension and postretirement benefits and account for these benefit costs on an accrual basis. We determine pension and postretirement benefit amounts recognized in our consolidated financial statements on an actuarial basis using several different assumptions. The two most significant assumptions used in the valuation are the discount rate and the long-term rate of return on assets. In determining our net periodic benefit cost, we apply a discount rate in the actuarial valuation of our pension and postretirement benefit obligations. In determining the discount rate as of each balance sheet date, we consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations. Additionally, the net periodic benefit cost recognized in our consolidated financial statements for our qualified pension plan is impacted by the long-term rate of return on plan assets. We base our assumption of the long-term rate of return on the current investment portfolio mix, actual long-term historical return information and the estimated future long-term investment returns for each class of assets. We measure plan assets and obligations as of the date of our consolidated financial statements. We recognize the over-funded or under-funded status of our benefit plans as a prepaid benefit cost (an asset) in “Other assets” or an accrued benefit cost (a liability) in “Other liabilities,” respectively, in our consolidated balance sheets. We recognize actuarial gains and losses and prior service costs and credits when incurred as adjustments to the prepaid benefit cost or accrued benefit cost with a corresponding offset in other comprehensive income (loss).

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our EPS computation the weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the year, plus the dilutive effect of common stock equivalents such as convertible securities, stock options and other performance awards. We exclude these common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the change in equity, net of tax, resulting from transactions that we record directly to stockholders’ equity. These transactions include: unrealized gains and losses on AFS securities and certain commitments whose underlying securities are classified as AFS; deferred hedging gains and losses from cash flow hedges; unrealized gains and losses on guaranty assets resulting from portfolio securitization transactions; buy-ups resulting from lender swap transactions; and change in prior service costs and credits and actuarial gains and losses associated with pension and postretirement benefits in other comprehensive income (loss).

As of December 31, 2009 and 2008, we recorded a valuation allowance for our deferred tax asset for the portion of the future tax benefit that we more likely than not will not utilize in the future. We established no valuation allowance for the deferred tax asset amount related to unrealized losses recorded through AOCI on our AFS securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

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

Fair Value Measurements

We estimate fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). When available, the fair value of our financial instruments is based on quoted market prices, valuation

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

techniques that use observable market-based inputs or unobservable inputs that are corroborated by market data. Pricing information we obtain from third parties is internally validated for reasonableness prior to use in the consolidated financial statements.

On April 1, 2009, we adopted the FASB standard on how to determine fair value when the volume and level of activity for the asset or liability have significantly decreased. The standard reaffirms that (1) the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction at the date of the financial statements under current market conditions; and (2) the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The application of this standard had no impact on our consolidated financial statements.

When observable market prices are not readily available, we generally estimate the fair value using techniques that rely on alternate market data or internally developed models. These models use significant inputs that are generally less readily observable than objective sources. Market data includes prices of financial instruments with similar maturities and characteristics, duration, interest rate yield curves, measures of volatility and prepayment rates. If market data we need to estimate fair value is not available, we estimate fair value using internally-developed models that employ a discounted cash flow approach.

We base these estimates on pertinent information available to us at the time of the applicable reporting periods. In certain cases, fair values are not subject to precise quantification or verification and may fluctuate as economic and market factors vary and our evaluation of those factors changes. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. In these cases, a minor change in an assumption could result in a significant change in our estimate of fair value, thereby increasing or decreasing the amounts of our consolidated assets, liabilities, stockholders’ equity (deficit) and net income or loss.

Fair Value Losses, Net

Fair value losses, net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value, foreign currency debt, and adjustments to the carrying amount of hedged mortgage assets. The following table displays the composition of “Fair value losses, net” for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Derivatives fair value losses, net(1)	$(6,350)	$(15,416)	$(4,113)
Trading securities gains (losses), net(2)	3,744	(7,040)	(365)
Hedged mortgage asset gains, net(3)	—	2,154	—
Debt foreign exchange gains (losses), net	(173)	230	(190)
Debt fair value losses, net	(32)	(57)	—

Fair value losses, net	$(2,811)	$(20,129)	$(4,668)

(1)	Includes losses of approximately $104 million in 2008 that resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

(2)	Includes trading losses of $608 million in 2008 that resulted from the write-down to fair value of our investment in corporate debt securities issued by Lehman Brothers.

(3)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassification and Adoption of New Accounting Pronouncements

Pursuant to our January 1, 2009 adoption of the FASB standard requiring noncontrolling interests to be classified as a separate component of equity, we reclassified amounts related to noncontrolling interests in our consolidated balance sheet as of December 31, 2008. Amounts previously reported as “Minority interests in consolidated subsidiaries” are now reported as “Noncontrolling interest.” Additionally, amounts reported in our consolidated statement of operations for the year ended December 31, 2008 as “Minority interest in losses of consolidated subsidiaries” are now reported as “Net loss attributable to the noncontrolling interest.”

We reclassified $6.5 billion from “Other assets” to “Servicer and MBS trust receivable” and $6.4 billion from “Other liabilities” to “Servicer and MBS trust payable” as of December 31, 2008 in our consolidated balance sheet to conform to the current period presentation. Also, we reclassified $7.0 billion and $814 million for the years ended December 31, 2008 and 2007, respectively, from “Investment gains (losses), net” to “Net other-than-temporary impairments” in our consolidated statements of operations to conform to the current period presentation.

We reclassified $4.5 billion and $529 million, net of tax, for the years ended December 31, 2008 and 2007, respectively, from “Changes in net unrealized loss on available-for-sale securities” to “Reclassification adjustment for other-than-temporary impairments recognized in net loss” in our Consolidated Statements of Changes in Stockholders’ Equity (Deficit) to conform to the current period presentation.

New Accounting Pronouncements

Transfers of Financial Assets and Consolidation Standards

Effective January 1, 2010, we prospectively adopted two new accounting standards that eliminated the concept of QSPEs and amended the accounting for transfers of financial assets and the consolidation model for VIEs. Under these new accounting standards, the consolidation exemption for QSPEs was removed. All formerly designated QSPEs must be evaluated for consolidation in accordance with the new consolidation model, which changes the method of analyzing which party to a VIE should consolidate the VIE. The current consolidation model is replaced with a qualitative evaluation that requires consolidation of an entity when the reporting enterprise both (1) has the power to direct matters which significantly impact the activities and success of the entity, and (2) has exposure to benefits and/or losses that could potentially be significant to the entity.

The new accounting standards require the incremental assets and liabilities consolidated upon adoption to initially be reported at their carrying values. If determining the carrying amounts is not practicable, the assets and liabilities of the VIE shall be measured at fair value at the date the new standards first apply. However, if determining the carrying amounts is not practicable, and if the activities of the consolidated entity are primarily related to securitizations or other forms of asset-backed financings and the assets of the entity can be used only to settle obligations of the consolidated entity, then the assets and liabilities of the consolidated entity may be measured at their unpaid principal balances at the date the new standards first apply. For the outstanding MBS trusts we consolidated effective January 1, 2010, we initially recorded the assets and liabilities on our consolidated balance sheet at their unpaid principal balances, where applicable, as it is not practicable to determine their carrying values. Accrued interest, allowance for loan losses or other-than-temporary impairments have also been recognized as appropriate. In addition, other assets and liabilities which did not have an unpaid principal balance or were required to be carried at fair value have been be measured at fair value at adoption.

The adoption of these new accounting standards will have a significant impact on the presentation of our consolidated financial statements beginning in 2010. Because the concept of a QSPE is eliminated, our existing QSPEs, primarily our MBS trusts, are subject to the new consolidation standards. Based on our analysis, we are required to consolidate the substantial majority of our MBS trusts and record the underlying

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities in our consolidated balance sheet. The consolidation of these MBS trusts onto our balance sheet will significantly increase the amount of our assets and liabilities. The unpaid principal balance amounts we consolidated related to MBS trusts increased both our total assets and total liabilities by approximately $2.4 trillion effective January 1, 2010.

In addition, consolidation of these MBS trusts will result in other changes to our consolidated financial statements. The most significant changes are:

Financial Statement	Accounting and Presentation Changes

Balance Sheet	•	Significant increase in loans and debt and significant decrease in trading and available-for-sale securities
	•	Separate presentation of the elements of the consolidated MBS trusts (such as mortgage loans, debt, accrued interest receivable and payable) on the face of the balance sheet
	•	Reclassification of substantially all of the previously recorded reserve for guaranty losses to allowance for loan losses
	•	Elimination of substantially all previously recorded guaranty assets and guaranty obligations
Statement of Operations	•	Significant increase in interest income and interest expense attributable to the consolidated assets and liabilities of the consolidated MBS trusts
	•	Decrease to provision for credit losses and corresponding decrease in net interest income due to recording interest expense on consolidated MBS trusts when we are not accruing interest on underlying nonperforming consolidated loans
	•	Separate presentation of the elements of the consolidated MBS trusts (interest income and interest expense) on the face of the statement of operations
	•	Reclassification of the substantial majority of guaranty fee income and trust management income to interest income
	•	Elimination of fair value losses on credit-impaired loans acquired from the MBS trusts we have consolidated, as the underlying loans in our MBS trusts will be recorded in our consolidated balance sheet
Statement of Cash Flows	•	Significant change in the amounts of cash flows from investing and financing activities

Although these new accounting standards do not change the economic risk to our business, specifically our exposure to liquidity, credit, and interest rate risks, the transition adjustment recorded to accumulated deficit as of January 1, 2010 to reflect the cumulative effect of adopting these new standards will affect our net worth. We estimate the decrease to our total deficit to be between $2 billion and $4 billion as a result of adoption effective January 1, 2010. The primary components of the cumulative transition adjustment recorded effective January 1, 2010 include the following: (1) for all of our outstanding MBS trusts that we consolidate, the reversal of the related guaranty assets and guaranty obligations; (2) for all of our outstanding MBS trusts that we consolidate, the reversal of amounts previously recorded in the reserve for guaranty losses for future interest payments on seriously delinquent loans; (3) for all of our investments in single-class Fannie Mae MBS classified as available-for-sale, the reversal of the related unrealized gains and losses recorded in AOCI; and (4) for all of our investments in single-class Fannie Mae MBS classified as trading, the reversal of the related fair value gains and losses previously recorded in earnings. The adoption of these new accounting standards will not significantly impact our required level of capital under existing minimum and critical capital requirements, which have been suspended by our conservator. FHFA directed us to continue reporting our minimum capital requirements based on 0.45%, and critical capital requirements based on 0.25%, of the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unpaid principal balance of loans backing MBS held by third parties, notwithstanding the new accounting standards.

2.	Consolidations

We have interests in various entities that are considered to be VIEs. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions, mortgage and asset-backed trusts that we did not create and housing partnerships that are established to finance the acquisition, construction, development or rehabilitation of affordable multifamily and single-family housing. These interests may also include our guaranty to the entity.

Types of VIEs

Securitization Trusts

Under our lender swap and portfolio securitization transactions, mortgage loans are transferred to a trust specifically for the purpose of issuing a single class of guaranteed securities that are collateralized by the underlying mortgage loans. The trust’s permitted activities include receiving the transferred assets, issuing beneficial interests, establishing the guaranty and servicing the underlying mortgage loans. In our capacity as issuer, master servicer, trustee and guarantor, we earn fees for our obligations to each trust. Additionally, we may retain or purchase a portion of the securities issued by each trust. However, third parties hold the substantial majority of outstanding Fannie Mae MBS and therefore, we generally do not reflect those securities in our consolidated balance sheets. We have securitized mortgage loans since 1981.

In our structured securitization transactions, we earn fees for assisting lenders and dealers with the design and issuance of structured mortgage-related securities. The trusts created in these transactions have permitted activities that are similar to those for our lender swap and portfolio securitization transactions. The assets of these trusts may include mortgage-related securities and/or mortgage loans. The trusts created for Fannie Mae Mega securities issue single-class securities while the trusts created for REMIC, grantor trust and SMBS securities issue single-class and multi-class securities, the latter of which separate the cash flows from underlying assets into separately tradable interests. Our obligations and continued involvement in these trusts are similar to those described for lender swap and portfolio securitization transactions. We have securitized mortgage assets in structured transactions since 1986.

We also invest in mortgage-backed and asset-backed securities that have been issued via private-label trusts. These trusts are structured to provide investors with a beneficial interest in a pool of receivables or other financial assets, typically mortgage loans, credit card receivables, auto loans or student loans. The trusts act as vehicles to allow loan originators to securitize assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. The originators of the financial assets or the underwriters of the transaction create the trusts and typically own the residual interest in the trusts’ assets. Our involvement in these entities is typically limited to our recorded investment in the beneficial interests that we have purchased. We have invested in these vehicles since 1987.

Limited Partnerships

We have historically made equity investments in various limited partnerships that sponsor affordable housing projects utilizing the low-income housing tax credit pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to increase the supply of affordable housing in the United States and to serve communities in need. In addition, our investments in LIHTC partnerships generate both tax credits and net operating losses that may reduce our federal income tax liability. Our LIHTC investments primarily represent limited partnership interests in entities that have been organized by a fund manager who acts as the general

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partner. These fund investments seek out equity investments in LIHTC operating partnerships that have been established to identify, develop and operate multifamily housing that is leased to qualifying residential tenants.

As of December 31, 2009 and 2008, we had LIHTC partnership investments, excluding restricted cash from consolidation, of $44 million, which represents the consolidated assets attributable to non-controlling interest, and $6.3 billion, respectively. As a result of our current tax position, we did not make any LIHTC investments in 2009 other than pursuant to existing prior commitments and we are not currently recognizing the tax benefits associated with the tax credits and net operating losses in our consolidated financial statements.

In 2009, 2008 and 2007 we recognized $5.9 billion, $795 million and $174 million, respectively, of other-than-temporary impairment losses related to our limited partnerships in “Losses from partnership investments” in our consolidated statements of operations.

Prior to September 30, 2009, we entered into a nonbinding letter of intent to transfer equity interests in our LIHTC investments to third party investors at a price above carrying value. This transaction was subject to Treasury’s approval under the terms of our senior preferred stock purchase agreement. In November of 2009, Treasury notified FHFA and us that it did not consent to the proposed transaction. Treasury stated the proposed sale would result in a loss of aggregate tax revenues that would be greater than the savings to the federal government from a reduction in the capital contribution obligation of Treasury to Fannie Mae under the senior preferred stock purchase agreement. Treasury further stated that withholding approval of the proposed sale afforded more protection to the taxpayers than approval would have provided.

We have continued to explore options to sell or otherwise transfer our LIHTC investments for value consistent with our mission; however, to date, we have not been successful. On February 18, 2010, FHFA informed us, by letter, of its conclusion that any sale by us of our LIHTC assets would require Treasury’s consent under the senior preferred stock purchase agreement, and that FHFA had presented other options for Treasury to consider, including allowing us to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. FHFA’s letter further informed us that, after further consultation with Treasury, we may not sell or transfer our LIHTC partnership interests and that FHFA sees no disposition options. Therefore, we no longer have both the intent and ability to sell or otherwise transfer our LIHTC investments for value. The carrying value of our LIHTC “Partnership investments” was reduced to zero in the consolidated financial statements. We will no longer recognize net operating losses or impairment on our LIHTC investments, which will significantly reduce “Losses from partnership investments” in the future.

As of December 31, 2009, we have an obligation to fund $541 million in capital contributions. This obligation has been recorded as a component of “Partnership liabilities” on our consolidated balance sheet.

Consolidated VIEs

We consolidate Fannie Mae MBS trusts in our financial statements when we own 100% of the trust, which gives us the unilateral ability to liquidate the trust. We also consolidate MBS trusts that are within the scope of the applicable consolidation accounting standard when we are deemed to be the primary beneficiary. This includes certain private-label, mortgage revenue bond, and Fannie Mae securitization trusts that meet the VIE criteria. As an active participant in the secondary mortgage market, our ownership percentage in any given mortgage-related security will vary over time. We record third-party ownership in these consolidated MBS trusts as a component of “Long-term debt” in our consolidated balance sheets. We also consolidate in our financial statements the assets and liabilities of limited partnerships that are VIEs if we are deemed to be the primary beneficiary. We record third-party ownership in these consolidated limited partnerships in “Noncontrolling interest” in our consolidated balance sheets. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the carrying amount and classification of assets and liabilities of consolidated VIEs as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(Dollars in millions)

Assets:
MBS trusts:
Loans held for investment	$49,939	$59,126
Available-for-sale securities	2,337	2,208
Loans held for sale	3,173	1,429
Trading securities	5,100	993

Total MBS trusts(1)	60,549	63,756
Limited partnerships:
Partnership investments	430	5,697
Cash, cash equivalents and restricted cash	21	146

Total limited partnership investments	451	5,843

Total assets of consolidated VIEs	$61,000	$69,599

Liabilities:
Long-term debt	$5,218	$5,094
Partnership liabilities	385	2,585

Total liabilities of consolidated VIEs	$5,603	$7,679

(1)	The assets of consolidated MBS trusts are restricted solely for the purpose of servicing the related MBS.

As of December 31, 2009, we consolidated $5.8 billion in assets related to MBS trusts that were not consolidated as of December 31, 2008. We did not consolidated these assets as of December 31, 2008 because we did not have the unilateral ability to liquidate the trusts. We consolidated these assets as of December 31, 2009 because we purchased additional MBS during the period such that we owned 100% of the trusts as of that date.

As of December 31, 2008, we consolidated $5.9 billion in assets related to MBS trusts that were no longer consolidated as of December 31, 2009 because we sold all or a portion of our ownership interests in the related MBS trusts such that we no longer had the unilateral ability to liquidate these trusts. For the year ended December 31, 2009, we recognized a gain of $171 million upon deconsolidation of VIEs. The portion of this gain related to the remeasurement of retained investment in the trust to its fair value was $37 million for the year ended December 31, 2009.

Non-consolidated VIEs

We also have investments in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These non-consolidated VIEs include securitization trusts and certain LIHTC partnerships, as well as other equity investments. We also are the sponsor of various securitization trusts where we may or may not have a significant variable interest in the entity, including trusts that meet the definition of a QSPE.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the total assets as of December 31, 2009 and 2008 of non-consolidated VIEs with which we are involved and QSPEs for which we are the sponsor or servicer but not the transferor.

	As of December 31,
	2009	2008
	(Dollars in millions)

Mortgage-backed trusts(1)	$3,044,516	$3,017,030
Asset-backed trusts	484,703	563,633
Limited partnership investments	13,085	12,884
Mortgage revenue bonds and other credit enhanced bonds	8,061	5,701

Total assets of non-consolidated VIEs and QSPEs	$3,550,365	$3,599,248

(1)	Includes $555.4 billion and $604.4 billion of assets of non-QSPE securitization trusts as of December 31, 2009 and 2008, respectively.

The following table displays the carrying amount and classification of the assets and liabilities as of December 31, 2009 and 2008 related to our variable interests in non-consolidated VIEs and QSPEs where we have variable interests in the entities or where we were either the sponsor or master servicer of the entities, but were not the transferor.

	As of December 31,
	2009	2008(1)
	(Dollars in millions)

Assets:
Available-for-sale securities	$161,495	$180,694
Trading securities	64,183	63,265
Guaranty assets	6,783	6,431
Partnership investments	144	3,405
Servicer and MBS trust receivable	15,903	6,111
Other assets	1,305	1,326

Total carrying amount of assets related to our interests in non-consolidated VIEs and QSPEs	$249,813	$261,232

Liabilities:
Reserve for guaranty losses	$52,703	$21,614
Guaranty obligations	12,282	10,823
Partnership liabilities	325	617
Servicer and MBS trust payable	20,371	4,259
Other liabilities	781	767

Total carrying amount of liabilities related to our interests in non-consolidated VIEs and QSPEs	$86,462	$38,080

(1)	Prior period amounts include additional categories to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the maximum exposure to loss as a result of our involvement with non-consolidated VIEs and QSPEs, where we have variable interests in the entities or where we are a sponsor or master servicer of the entities, but were not the transferor, as well as the liabilities recognized in our consolidated balance sheets related to our variable interests in those entities as of December 31, 2009 and 2008.

	Maximum
	Exposure	Recognized
	to Loss(1)	Liabilities(2)
	(Dollars in millions)

As of December 31, 2009	$2,611,823	$86,137
As of December 31, 2008(3)	2,536,469	37,463

(1)	Represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. Includes $89.8 billion and $95.9 billion related to non-QSPE securitization trusts as of December 31, 2009 and 2008, respectively.

(2)	Amounts consist of guaranty obligations, reserve for guaranty losses, servicer and MBS trust payable, and other liabilities recognized for the respective periods. Excludes deferred contributions to limited partnership entities in which we have recognized an equity method investment.

(3)	Prior period amounts include additional categories to conform to the current period presentation.

3.	Mortgage Loans

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays loans in our mortgage portfolio as of December 31, 2009 and 2008. The table excludes loans underlying securities that are not consolidated, as those mortgage loans are not included in our consolidated balance sheets.

	As of December 31,
	2009	2008
	(Dollars in millions)

Single-family:(1)
Government insured or guaranteed	$52,399	$43,799
Conventional:
Long-term fixed rate	179,654	186,550
Intermediate-term fixed-rate(2)	29,474	37,546
Adjustable-rate	34,602	44,157

Total conventional single-family	243,730	268,253

Total single-family	296,129	312,052

Multifamily:(1)
Government insured or guaranteed	585	699
Conventional:
Long-term fixed-rate	5,727	5,636
Intermediate-term fixed-rate(2)	91,760	90,837
Adjustable-rate	22,342	20,269

Total conventional multifamily	119,829	116,742

Total multifamily	120,414	117,441

Unamortized premiums (discounts) and other cost basis adjustments, net(3)	(11,168)	(894)
Lower of cost or market adjustments on loans held for sale	(889)	(264)
Allowance for loan losses for loans held for investment	(10,461)	(2,923)

Total mortgage loans	$394,025	$425,412

(1)	Includes unpaid principal balance totaling $147.0 billion and $65.8 billion as of December 31, 2009 and 2008, respectively, of mortgage-related securities that were held in consolidated variable interest entities and mortgage-related securities created from securitization transactions that did not meet the sales accounting criteria, which effectively resulted in those mortgage-related securities being accounted for as loans.

(2)	Intermediate-term fixed-rate consists of mortgage loans with contractual maturities at purchase equal to or less than 15 years.

(3)	Includes a net premium of $806 million and $921 million as of December 31, 2009 and 2008, respectively, for hedged mortgage loans that will be amortized through interest income over the life of the loans.

For the years ended December 31, 2009 and 2008, we redesignated loans with a carrying value of $1.2 billion and $13.5 billion, respectively, from HFS to HFI. We redesignated $8.5 billion and $1.3 billion, respectively, of HFI loans to HFS for the years ended December 31, 2009 and 2008.

Loans Acquired in a Transfer

Loans can be acquired either through purchase or upon consolidating MBS trusts that hold loans as underlying collateral. When a loan underlying a Fannie Mae MBS trust is delinquent, in whole or in part, for four or more consecutive monthly payment dates, we have the option to purchase the loan from the trust. Our acquisition cost for these loans is the unpaid principal balance of that mortgage loan plus accrued interest.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to single-family mortgage loans in MBS trusts with issue dates on or after January 1, 2009, we also have the option to purchase the loan from the trust after the loan has been delinquent for at least one monthly payment, if the delinquency has not been fully cured on or before the next payment date (i.e., 30 days delinquent) and it is determined that it is appropriate to execute a loss mitigation activity that is not permissible while the loan is held in an MBS trust. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria.

We acquired delinquent loans with an unpaid principal balance plus accrued interest of $36.4 billion, $4.5 billion and $6.6 billion for the years ended December 31, 2009, 2008 and 2007, respectively. We account for such acquired loans at the lower of acquisition cost or fair value if, at acquisition, (i) there has been evidence of deterioration in the loan’s credit quality subsequent to origination and (ii) it is probable that we will be unable to collect all contractually due cash flows from the borrower, ignoring insignificant delays or shortfalls in amount. We base our determination of whether a delay in payment or shortfall in amount is considered more than insignificant on the facts and circumstances surrounding the loan.

The following table displays the outstanding balance and carrying amount of acquired credit-impaired loans as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(Dollars in millions)

Outstanding contractual balance	$24,106	$7,206
Carrying amount:
Loans on accrual status	2,560	2,902
Loans on nonaccrual status	8,952	2,708

Total carrying amount of loans	$11,512	$5,610

The following table displays details on acquired credit-impaired loans at their acquisition dates for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended
	December 31,
	2009	2008	2007
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$39,197	$5,034	$7,098
Nonaccretable difference	9,234	783	571

Cash flows expected to be collected at acquisition(1)	29,963	4,251	6,527
Accretable yield	13,852	1,805	1,772

Initial investment in acquired loans at acquisition	$16,111	$2,446	$4,755

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate the cash flows expected to be collected at acquisition using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. The following table displays activity for the accretable yield of all outstanding acquired credit-impaired loans for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Beginning balance, January 1	$1,559	$2,252	$1,511
Additions	13,852	1,805	1,772
Accretion	(215)	(279)	(273)
Reductions(1)	(13,693)	(2,294)	(1,206)
Change in estimated cash flows(2)	8,729	420	797
Reclassifications to nonaccretable difference(3)	(115)	(345)	(349)

Ending balance, December 31	$10,117	$1,559	$2,252

(1)	Reductions result from liquidations and loan modifications due to troubled debt restructurings (“TDRs”).

(2)	Represents changes in expected cash flows due to changes in prepayment assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

The table above only includes accreted effective interest for those loans that we were still accounting for as acquired credit-impaired loans for the respective periods. The table excludes loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

The following table displays interest income recognized and the increase in the “Provision for credit losses” related to loans that we were still accounting for as acquired credit-impaired loans, as well as loans that we have subsequently modified as a TDR, for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended
	December 31,
	2009	2008	2007
	(Dollars in millions)

Accretion of fair value discount(1)	$405	$158	$80
Interest income on loans returned to accrual status or subsequently modified as TDRs	214	476	416

Total interest income recognized on acquired credit-impaired loans	$619	$634	$496

Increase in “Provision for credit losses” subsequent to the acquisition of credit-impaired loans	$691	$185	$76

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonaccrual Loans

We have single-family and multifamily loans in our mortgage portfolio, including acquired credit-impaired loans, that are subject to our nonaccrual policy. The following table displays information about nonaccrual loans in our portfolio as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(Dollars in millions)

Nonaccrual loans(1)	$34,079	$17,634
Accrued interest recorded on nonaccrual loans(2)	1,366	436
Accruing loans past due 90 days or more	612	317
Nonaccrual loans in portfolio (number of loans)	292,468	141,329

(1)	Includes the carrying value of all nonaccrual loans, including TDRs and on-balance sheet HomeSaver Advance first-lien loans on nonaccrual status. Forgone interest on nonaccrual loans, which represents the amount of income contractually due that we would have reported had the loans performed according to their contractual terms, was $1.1 billion, $359 million and $200 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Reflects accrued interest on nonaccrual loans that was recorded prior to their placement on nonaccrual status.

Impaired Loans

Impaired loans include single-family and multifamily TDRs, acquired credit-impaired loans, and other multifamily loans.

Acquired Credit-impaired Loans without a Loss Allowance

The following table displays the recorded investment of acquired credit-impaired loans for which we did not recognize a loss allowance subsequent to acquisition as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(Dollars in millions)

Impaired nonaccrual loans without an allowance	$3,970	$1,074
Average recorded investment in nonaccrual loans	2,088	1,378

The amount of interest income recognized on these impaired loans during the year was $21 million, $5 million and $8 million for the years ended December 31, 2009, 2008 and 2007, respectively. We do not recognize interest income when these loans are placed on nonaccrual status.

Other Impaired Loans

The following table displays the total recorded investment and the corresponding specific loss allowances as of December 31, 2009 and 2008 of all other impaired loans, including acquired credit-impaired loans for which we recognized a loss allowance subsequent to acquisition.

	As of December 31,
	2009	2008
	(Dollars in millions)

Impaired loans with an allowance(1)	$21,055	$5,044
Impaired loans without an allowance(2)	4,450	1,649

Total other impaired loans(3)	$25,505	$6,693

Allowance for other impaired loans	$5,995	$878

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes $5.0 billion and $1.1 billion of acquired credit-impaired mortgage loans for which we recorded a loss allowance subsequent to acquisition as of December 31, 2009 and 2008, respectively.

(2)	The discounted cash flows, collateral value or fair value equals or exceeds the carrying value of the loan, and as such, no allowance is required.

(3)	Includes single-family loans individually impaired and restructured in a TDR of $19.0 billion and $5.2 billion as of December 31, 2009 and 2008, respectively. Includes multifamily loans that were both individually impaired and restructured in a TDR of $51 million as of December 31, 2009. We had no multifamily loans individually impaired and restructured in a TDR as of December 31, 2008. Includes a carrying value of $156 million and $164 million for delinquent loans held in MBS trusts consolidated in our balance sheet related to our HomeSaver Advance initiative as of December 31, 2009 and 2008, respectively.

The following table displays the interest income recognized and average recorded investment in the other impaired loans for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Interest income recognized	$532	$251	$92
Average recorded investment	13,339	4,782	2,635

Other Loans

In 2008, we implemented HomeSaver Advance to permit servicers to provide qualified borrowers with a 15-year unsecured personal loan in an amount equal to all past due payments on their first mortgage loan. We limit each loan to a maximum amount generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first mortgage loan. This program allows borrowers to cure their payment defaults without requiring modification of their first mortgage loans.

The following table displays the unpaid principal balance and carrying value of our HomeSaver Advance loans as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(Dollars in millions)

Unpaid principal balance	$324	$461
Carrying value	1	8

The difference between the unpaid principal balance and fair value at acquisition is recorded as either a charge-off to the “Reserve for guaranty losses” or a provision to the “Allowance for loan losses,” based on the status of first mortgage loan. We include these loans in our consolidated balance sheet as a component of “Other assets.” We recorded a fair value loss and impairment at acquisition of $286 million and $453 million for the years ended December 31, 2009 and 2008, respectively, for these loans. While the loan is performing, the fair value discount on these loans will accrete into income based on the contractual term of the loan.

4.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and a reserve for guaranty losses related to loans backing Fannie Mae MBS and loans that we have guaranteed under long-term standby commitments. We calculate the allowance and reserve based on our estimate of incurred losses as of the balance sheet date. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain. Although our loss models include extensive historical loan performance data, our loss reserve process is

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to risks and uncertainties particularly in the current uncertain credit environment. We have experienced higher default and loan loss severity rates during 2009 as compared to 2008, which has increased our estimates of incurred losses. This has resulted in a significant increase to our allowance for loan losses and reserve for guaranty losses as of December 31, 2009.

The following table displays changes in the allowance for loan losses and reserve for guaranty losses for the years ended December 31, 2009, 2008 and 2007.

	For The Year Ended
	December 31,
	2009	2008	2007
	(Dollars in millions)

Allowance for loan losses:
Beginning balance, January 1	$2,923	$698	$340
Provision	9,569	4,022	658
Charge-offs(1)	(2,245)	(1,987)	(407)
Recoveries	214	190	107

Ending balance, December 31(2)	$10,461	$2,923	$698

Reserve for guaranty losses:
Beginning balance, January 1	$21,830	$2,693	$519
Provision	63,057	23,929	3,906
Charge-offs(3)(4)	(31,142)	(4,986)	(1,782)
Recoveries	685	194	50

Ending balance, December 31	$54,430	$21,830	$2,693

(1)	Includes accrued interest of $1.5 billion, $642 million and $128 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Includes $726 million, $150 million and $39 million as of December 31, 2009, 2008 and 2007, respectively, associated with acquired credit-impaired loans.

(3)	Includes charges of $228 million and $333 million for the years ended December 31, 2009 and 2008, respectively, related to unsecured HomeSaver Advance loans.

(4)	Includes charges recorded at the date of acquisition of $20.3 billion, $2.1 billion and $1.4 billion for the years ended December 31, 2009, 2008 and 2007, respectively, for acquired credit-impaired loans where the acquisition cost exceeded the fair value of the acquired loan.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our consolidated statements of operations. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008(1)
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$74,750	$58,006
Freddie Mac	15,082	2,299
Ginnie Mae	1	1
Alt-A	1,355	1,476
Subprime	1,780	2,318
CMBS	9,335	8,205
Mortgage revenue bonds	600	695
Other mortgage-related securities	154	166

Total	103,057	73,166

Non-mortgage-related securities:
Asset-backed securities	8,515	10,598
Corporate debt securities	364	6,037
Other	3	1,005

Total	8,882	17,640

Total trading securities	$111,939	$90,806

Losses in trading securities held in our portfolio, net	$2,685	$7,195

(1)	Certain prior year amounts have been reclassified to conform to the current period presentation.

The following table displays information about our net trading gains and losses for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Net trading gains (losses):
Mortgage-related securities	$2,457	$(4,297)	$(365)
Non-mortgage-related securities	1,287	(2,743)	—

Total	$3,744	$(7,040)	$(365)

Net trading gains (losses) recorded in the year related to securities still held at year end:
Mortgage-related securities	$1,974	$(4,464)	$(536)
Non-mortgage-related securities	1,146	(2,418)	—

Total	$3,120	$(6,882)	$(536)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities

We measure AFS securities at fair value with unrealized gains and losses recorded as a component of AOCI, net of tax, in our consolidated balance sheets. We record realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Gross realized gains	$4,521	$4,022	$1,929
Gross realized losses	3,080	3,635	1,226
Total proceeds(1)	226,664	130,991	71,960

(1)	Excluding proceeds from the initial sale of securities from new portfolio securitizations as defined in “Note 6, Portfolio Securitizations.”

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of December 31, 2009 and 2008.

	As of December 31, 2009
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$148,074	$6,413	$(23)	$(45)	$154,419
Freddie Mac	26,281	1,192	—	(4)	27,469
Ginnie Mae	1,253	102	—	(2)	1,353
Alt-A	17,836	41	(2,738)	(989)	14,150
Subprime	13,232	33	(1,774)	(745)	10,746
CMBS	15,797	—	—	(2,604)	13,193
Mortgage revenue bonds	13,679	71	(44)	(860)	12,846
Other mortgage-related securities	4,225	29	(235)	(467)	3,552

Total	$240,377	$7,881	$(4,814)	$(5,716)	$237,728

	As of December 31, 2008(4)
	Total	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Fair
	Cost(1)	Gains	Losses	Value
	(Dollars in millions)

Fannie Mae	$171,945	$4,564	$(265)	$176,244
Freddie Mac	30,855	758	(43)	31,570
Ginnie Mae	1,493	78	(1)	1,570
Alt-A	19,576	7	(4,307)	15,276
Subprime	18,740	11	(4,433)	14,318
CMBS	16,036	—	(4,550)	11,486
Mortgage revenue bonds	14,636	29	(2,177)	12,488
Other mortgage-related securities	4,425	35	(924)	3,536

Total	$277,706	$5,482	$(16,700)	$266,488

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as other-than-temporary impairments. As of December 31, 2009, amortized cost includes only the credit component of other-than-temporary impairments recognized in our consolidated statements of operations.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in other comprehensive loss as well as cumulative changes in fair value for securities for which we previously recognized an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized other-than-temporary impairment.

(4)	Certain amounts have been reclassified to conform to the current period presentation.

The following tables display additional information regarding gross unrealized losses by major security type for AFS securities in an unrealized loss position we held as of December 31, 2009 and 2008.

	As of December 31, 2009
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(36)	$1,461	$(32)	$544
Freddie Mac	(2)	85	(2)	164
Ginnie Mae	(2)	139	—	26
Alt-A	(2,439)	7,018	(1,288)	6,929
Subprime	(998)	4,595	(1,521)	5,860
CMBS	—	—	(2,604)	13,193
Mortgage revenue bonds	(54)	2,392	(850)	5,664
Other mortgage-related securities	(96)	536	(606)	2,739

Total	$(3,627)	$16,226	$(6,903)	$35,119

	As of December 31, 2008(1)
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(169)	$7,313	$(96)	$2,844
Freddie Mac	(38)	2,290	(5)	693
Ginnie Mae	—	20	(1)	42
Alt-A	(516)	1,401	(3,791)	7,651
Subprime	(422)	1,827	(4,011)	9,666
CMBS	(2,533)	6,821	(2,017)	4,666
Mortgage revenue bonds	(854)	6,230	(1,323)	4,890
Other mortgage-related securities	(694)	2,117	(230)	838

Total temporarily-impaired available-for-sale	$(5,226)	$28,019	$(11,474)	$31,290

(1)	Certain amounts have been reclassified to conform to the current presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other-Than-Temporary Impairments

We adopted the provisions of the FASB modified guidance on the model for assessing other-than-temporary impairments as of April 1, 2009. As prescribed by this new guidance, we recognize the credit component of other-than-temporary impairments of our debt securities in our consolidated statement of operations and the noncredit component in “Other comprehensive loss” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.

The fair value of our securities varies from period to period due to changes in interest rates, changes in performance of the underlying collateral and changes in credit performance of the underlying issuer, among other factors. $6.9 billion of the $10.5 billion of gross unrealized losses on AFS securities of December 31, 2009 have existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of December 31, 2009 includes unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in AOCI. The securities with unrealized losses for 12 consecutive months or longer, on average, had a market value as of December 31, 2009 that was 84% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectability of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

The following table displays our net other-than-temporary impairments by major security type for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Fannie Mae	$(117)	$(7)	$(203)
Freddie Mac	(1)	—	—
Alt-A	(3,956)	(4,820)	—
Subprime	(5,660)	(1,932)	(160)
Mortgage revenue bonds	(22)	(21)	(4)
Other	(105)	(194)	(447)

Net other-than-temporary impairments	$(9,861)	$(6,974)	$(814)

For the year ended December 31, 2009, we recorded net other-than-temporary impairment of $9.9 billion. This other-than-temporary impairment reflects current market conditions and was primarily driven by an increase in our loss projections on securities due to:

•	model refinements;

•	interest rates; and

•	net projected home price impact.

Model refinements were made to the collateral default and severity models for Alt-A and subprime securities to more closely align with the observed deterioration of the loans underlying the securities. While expectations for collateral default declined from prior expectations, there was an increase in severity expectations that drove the increased loss. Since cash flow expectations are very sensitive to these model assumptions, these refinements were estimated to account for approximately 40% of the increase in projected losses. Higher expectations for interest rates were estimated to account for approximately 20% of the increase in projected

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses, primarily in subprime securities. Our projections for interest rates are generally based on the implied forward curve for interest rates in the market as of the last day of each respective reporting period. We would consider higher interest rates to be unfavorable in the context of estimated credit losses on subprime securities because the subprime securities held by us are typically floating rate instruments. In lower interest rate environments, the cash flows provided by the underlying subprime mortgage loans are typically greater than the floating rate liabilities of the bonds and therefore more cash flow is available to protect against credit losses than in a higher rate interest environment where the difference between the rate on the subprime mortgage loans and the coupon on the bonds is smaller. While current market interest rates are still low by historical standards, the forward curve is now higher than prior expectations, leading to increased loss expectations. The net projected home price impact for the year was estimated to account for approximately 20% of the increase in projected losses, mostly due to the continued weakening in credit markets. Other factors combined were estimated to contribute the remaining approximately 20% of the increase in projected losses.

The following table displays activity related to the credit component recognized in earnings on debt securities held by us for which we recognized a portion of other-than-temporary impairment in AOCI for the year ended December 31, 2009.

For the Year Ended
December 31, 2009
(Dollars in millions)

Balance, January 1	$—
Credit component of other-than-temporary impairment not reclassified to AOCI in conjunction with the cumulative effect transition adjustment at April 1, 2009	4,265
Additions for the credit component on debt securities for which OTTI was not previously recognized	1,090
Additions for credit losses on debt securities for which OTTI was previously recognized	3,118
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(282)

Balance, December 31	$8,191

As of December 31, 2009, those debt securities with other-than-temporary impairment in which we recognized in our consolidated statement of operations only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. For these residential mortgage-backed securities, we estimate the portion of loss attributable to credit using discounted cash flow models. We create the models based on the performance of first-lien loans in a loan performance asset-backed securities database, which reflect the average performance of all private-label mortgage-related securities. We employ separate models to project regional home prices, interest rates, prepayment speeds, conditional default rates, severity, delinquency rates and early payment defaults on a loan-level basis by product type. We first aggregate loan-level performance projections by pool. We then input the prepayment, default, severity and delinquency vectors for these pools in cash flow modeling software which projects our bond cash flows, including projections of bond principal losses and interest shortfalls. The software contains detailed information on security-level subordination levels and cash flow priority of payments. We model all securities without assuming the benefit of any external financial guarantees; we then perform a separate assessment to assess whether we can rely upon the guaranty. We have recorded other-than-temporary impairments for the year ended December 31, 2009 based on this analysis, with amounts related to credit loss recognized in our consolidated statement of operations. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We analyze CMBS using a third party loan level model that incorporates such factors as debt service coverage, loan-to-value ratio, geographic location, property type, and amortization type to determine the level of projected losses. We then compare the projected loss to the amount of subordination in the bonds that we hold to determine whether we expect any loss on those bonds. As of December 31, 2009, we have no other-than-temporary impairments in our holdings of CMBS as we project the remaining subordination to be more than sufficient to absorb the level of projected losses. We believe the decline in fair value for these securities results from the lower level of liquidity in the marketplace and the resultant higher investor required returns, and not from an expectation of credit loss. While downgrades have occurred in this sector in recent months, all of our holdings remain investment grade.

For mortgage revenue bonds, where we cannot utilize credit-sensitized cash flows, we perform a qualitative and quantitative analysis to assess whether a bond is other-than-temporarily impaired. If a bond is deemed to be other-than-temporarily impaired, the projected contractual cash flows of the security are reduced by a default loss amount based on the security’s lowest credit rating as provided by the major nationally recognized statistical rating organizations. The lower the security’s credit rating, the larger the amount by which the contractual cash flows are reduced. These adjusted cash flows are then used in the present value calculation to determine the credit portion of the other-than-temporary impairment. While we have recognized other-than-temporary impairment on these bonds, we expect to realize no credit losses on the vast majority of our holdings due to the inherent financial strength of the issuers, or in some cases, the amount of external credit support from mortgage collateral or financial guarantees. The fair values of these bonds are likewise impacted by the low levels of market liquidity and high required returns, which has led to unrealized losses in the portfolio that we deem to be temporary.

Other mortgage-related securities include manufactured housing securities, which have been other-than-temporarily impaired in 2009. For manufactured housing securities, we utilize models that incorporate recent historical performance information and other relevant public data to run cash flows and assess for other-than-temporary impairment. Given the significant seasoning of these securities we expect that the future performance will be in line with how the securities are currently performing. We model all of these securities assuming no benefit of any external financial guarantees and then separately assess whether we can rely on the guaranty. If we determined that securities were not other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or, if a loss was projected, that present value of expected cash flows was greater than the security’s cost basis.

The following table displays the modeled attributes for securities that were other-than-temporarily impaired as of December 31, 2009.

	Prepayment Rates		Default Rates		Loss Severity
	Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range

Alt-A
2004 and prior	7.4	4.5 - 10.2	55.4	34.2 - 72.1	41.2	29.7 - 55.5
2005	5.3	2.4 - 8.9	59.8	15.6 - 86.0	57.1	40.2 - 69.0
2006	4.8	2.3 - 8.2	68.2	18.4 - 87.0	59.7	42.6 - 74.7
Subprime
2005	2.0	1.9 - 2.2	80.3	78.4 - 81.9	76.7	75.5 - 78.2
2006	2.0	0.5 - 2.6	80.2	69.3 - 91.6	76.9	73.7 - 85.1
2007	2.8	2.3 - 3.0	73.7	71.5 - 80.4	72.3	66.5 - 77.2
Manufactured Housing 2004 and prior	2.7	1.7 - 4.0	36.1	23.7 - 54.1	82.0	75.6 - 106.9

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of December 31, 2009. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2009
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$148,074	$154,419	$20	$21	$681	$718	$21,743	$22,719	$125,630	$130,961
Freddie Mac	26,281	27,469	25	25	62	64	1,738	1,822	24,456	25,558
Ginnie Mae	1,253	1,353	—	—	—	—	5	5	1,248	1,348
Alt-A	17,836	14,150	—	—	—	—	351	332	17,485	13,818
Subprime	13,232	10,746	—	—	—	—	—	—	13,232	10,746
CMBS	15,797	13,193	—	—	375	366	15,057	12,584	365	243
Mortgage revenue bonds	13,679	12,846	29	29	377	388	822	823	12,451	11,606
Other mortgage-related securities	4,225	3,552	—	—	—	—	—	21	4,225	3,531

Total	$240,377	$237,728	$74	$75	$1,495	$1,536	$39,716	$38,306	$199,092	$197,811

Accumulated Other Comprehensive Loss

The following table displays the details of accumulated other comprehensive loss as of December 31, 2009, 2008, and 2007.

	As of December 31,
	2009	2008	2007
	(Dollars in millions)

Net unrealized gains (losses) on available-for-sale securities for which we have not recorded other-than-temporary impairment	$1,337	$(7,291)	$(1,644)
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment	(3,059)	—	—
Other	(10)	(382)	282

Accumulated other comprehensive loss	$(1,732)	$(7,673)	$(1,362)

6.	Portfolio Securitizations

We issue Fannie Mae MBS through securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization. For the years ended December 31, 2009 and 2008, the unpaid principal balance of portfolio securitizations was $216.1 billion and $41.1 billion, respectively.

For the transfers we recorded as sales, we have continuing involvement in the assets transferred to a trust as a result of our investments in securities issued by the trusts and our guaranty and master servicing relationships.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our continuing involvement in the form of Fannie Mae MBS, guaranty asset, guaranty obligation, MSA and MSL as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(Dollars in millions)

Fannie Mae MBS	$55,679	$45,705
Guaranty asset	1,412	438
MSA	15	10
Guaranty obligation (excluding deferred profit)	(1,222)	(769)
MSL	(37)	(27)

We have recorded our exposure to credit losses on the loans underlying our Fannie Mae MBS resulting from our guaranty in our consolidated balance sheets in “Guaranty obligations,” as it relates to our obligation to stand ready to perform on our guaranty, and “Reserve for guaranty losses,” as it relates to incurred losses.

Since our guaranty asset and MSA or MSL do not trade in active financial markets, we estimate their fair value by using internally developed models and market inputs for securities with similar characteristics. For additional information surrounding the key assumptions utilized, refer to “Master Servicing” in “Note 1, Summary of Significant Accounting Policies.”

The fair value of all guaranty obligations measured subsequent to their initial recognition is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a stand-alone arm’s-length transaction at the measurement date. The key assumptions associated with the fair value of the guaranty obligations are future home prices and current loan-to-value ratios.

Our investments in Fannie Mae single-class MBS, Fannie Mae Megas, REMICs and SMBS are interests in securities with markets. We primarily rely on third-party prices to estimate the fair value of these interests. For the purpose of this disclosure, we aggregate similar securities in order to measure the key assumptions associated with the fair values of our interests. We approximate the fair value of our interests by solving for the estimated discount rate, or yield, using a projected interest rate path consistent with the observed yield curve at the valuation date (forward rates), and the prepayment speed based on either our proprietary models that are consistent with the projected interest rate path, the pricing speed for newly issued REMICs, or lagging 12-month actual prepayment speed. We express all prepayment speeds as a 12-month CPR.

To determine the fair value of our securities created via portfolio securitizations, we utilize several independent pricing services. The prices we receive from pricing services are typically based on information they obtain on current trading activity, but may be based on models where trading activity is not observed. We evaluate the reasonableness of fair value estimates obtained from pricing services through multiple means, including our internal price verification group which uses alternate forms of pricing information to validate the prices. Given that we do not base prices for the retained securities on internal models, but rather base them on observable market inputs obtained by our pricing services, we believe it would not be meaningful to provide sensitivities to changes in assumptions on the fair value of the retained securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays some key characteristics of the securities retained in portfolio securitizations.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of December 31, 2009
Unpaid principal balance	$34,260	$19,472
Fair value	35,455	20,224
Impact on value from a 10% adverse change	(3,546)	(2,022)
Impact on value from a 20% adverse change	(7,091)	(4,045)
Weighted-average coupon	5.62%	6.82%
Weighted-average loan age	2.9 years	4.6 years
Weighted-average maturity	24.2 years	26.1 years
As of December 31, 2008
Unpaid principal balance	$17,872	$27,117
Fair value	18,360	27,345
Impact on value from a 10% adverse change	(1,836)	(2,735)
Impact on value from a 20% adverse change	(3,672)	(5,469)
Weighted-average coupon	5.92%	7.03%
Weighted-average loan age	2.9 years	4.2 years
Weighted-average maturity	24.5 years	27.0 years

The following table displays the key assumptions we used in measuring the fair value at the time of portfolio securitization of our continuing involvement with the assets we transferred into trusts in the form of our guaranty assets for the years ended December 31, 2009 and 2008.

Guaranty
Assets(1)

For the year ended December 31, 2009
Weighted-average life(2)	5.1 years
Average 12-month CPR(3)	27.4%
Average discount rate assumption(4)	4.3%
For the year ended December 31, 2008
Weighted-average life(2)	7.5 years
Average 12-month CPR(3)	11.5%
Average discount rate assumption(4)	6.7%

(1)	The weighted-average life and average 12-month CPR assumptions for our guaranty assets approximate the assumptions used for our guaranty obligation at time of securitization.

(2)	The average number of years for which each dollar of unpaid principal on a loan or mortgage-related security remains outstanding.

(3)	Represents the expected 12-month average prepayment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(4)	The interest rate used in determining the present value of future cash flows, derived from the forward curve based on interest rate swaps, excluding the option adjusted spreads.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the key assumptions we used in measuring the fair value of our continuing involvement, excluding our MSA and MSL, which are not significant, related to portfolio securitization transactions as of December 31, 2009 and 2008, and a sensitivity analysis showing the impact of changes in key assumptions.

	As of December 31,
	2009	2008
	(Dollars in millions)

Guaranty Assets
Valuation at period end:
Fair value	$1,414	$440
Weighted-average life(1)	5.6 years	2.2 years
Prepayment speed assumptions:
Average 12-month CPR prepayment speed assumption(2)	22.7%	59.3%
Impact on value from a 10% adverse change	$(68)	$(38)
Impact on value from a 20% adverse change	(128)	(71)
Discount rate assumptions:
Average discount rate assumption(3)	3.7%	5.7%
Impact on value from a 10% adverse change	$(26)	$(10)
Impact on value from a 20% adverse change	(52)	(19)
Guaranty Obligations
Valuation at period end:
Fair value	$5,202	$2,703
Anticipated credit losses(4)	3,317	2,246
Weighted-average life(1)	5.6 years	2.2 years
Home price assumptions:
24 month average home price assumption	(1.3)%	(5.0)%
Impact on credit losses due to a 2.5% decline in home prices	$273	$454
Impact on credit losses due to a 5% decline in home prices	668	723
Loan-to-value assumptions:
Average estimated current loan-to-value ratio	71.9%	72.3%
Impact on credit losses due to a 2.5% increase in loan-to-value	$327	$585
Impact on credit losses due to a 5% increase in loan-to-value	672	905

(1)	The estimated average number of years for which each dollar of unpaid principal on a loan or mortgage-related security will remain outstanding.

(2)	Represents the 12-month average prepayment rate, which is based on the constant annualized prepayment rate for mortgage loans.

(3)	The interest rate used in determining the present value of future cash flows, derived from the forward curve based on interest rate swaps, excluding the option adjusted spreads.

(4)	The present value of anticipated credit losses is calculated as the average across a distribution of possible outcomes and may not be indicative of actual future losses. Actual results may vary materially from these amounts.

The preceding sensitivity analysis is hypothetical and may not be indicative of actual results. We calculate the effect of a variation in a particular assumption on the fair value of the interest independently of changes in any other assumption. Changes in one factor may result in changes in another, which might magnify or counteract the impact of the change. Further, changes in fair value based on a 10% or 20% variation in an assumption or

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The gain or loss on a portfolio securitization that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. We allocate the carrying amount of the financial assets sold between the assets sold and the interests retained, if any, based on their relative fair value at the date of sale. Further, we recognize our recourse obligations at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. We recorded a net gain on portfolio securitizations of $1.0 billion and $49 million and a net loss on portfolio securitizations of $403 million for the years ended December 31, 2009, 2008 and 2007, respectively. We recognize these amounts as a component of “Investment gains (losses), net” in our consolidated statements of operations.

The following table displays cash flows from our securitization trusts related to portfolio securitizations accounted for as sales for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Proceeds from the initial sale of securities (new securitizations)	$85,719	$30,084	$31,271
Guaranty and other income	269	176	143
Principal and interest received on retained interests	9,714	7,898	6,859
Purchases of previously transferred financial assets	(1,501)	(152)	(292)

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in portfolio securitizations that have qualified as sales pursuant to the FASB guidance on accounting for transfers of financial assets. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of December 31, 2009 and 2008.

	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)
	(Dollars in millions)

As of December 31, 2009
Loans held for investment	$395,551	$51,051
Loans held for sale	20,992	140
Securitized loans	187,922	5,161

Total loans managed	$604,465	$56,352

As of December 31, 2008
Loans held for investment	$415,485	$19,363
Loans held for sale	14,008	79
Securitized loans	114,163	2,560

Total loans managed	$543,656	$22,002

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which we are no longer accruing interest. We discontinue accruing interest when payment of principal and interest in full is not reasonably assured.

Net credit losses incurred during the years ended December 31, 2009, 2008 and 2007 related to loans held in our portfolio and loans underlying Fannie Mae MBS issued from our portfolio were $3.4 billion, $2.7 billion and $516 million, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the carrying amount and classification of assets and associated liabilities recognized as of December 31, 2009 and 2008, as a result of transfers of financial assets in portfolio securitization transactions that did not qualify as sales and have been accounted for as secured borrowings. The assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS.

	As of December 31,
	2009	2008
	(Dollars in millions)

Assets:
Loans held for investment	$79,651	$83
Available-for-sale securities	8,176	9,660
Loans held for sale	8,473	2,383
Trading securities	499	593

Total	$96,799	$12,719

Liabilities—Long-term debt	$949	$1,168

7.	Financial Guarantees and Master Servicing

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

We record a guaranty obligation for (1) guarantees on lender swap transactions issued or modified on or after January 1, 2003, (2) guarantees on portfolio securitization transactions, (3) credit enhancements on mortgage revenue bonds, and (4) our obligation to absorb losses under long-term standby commitments. Our guaranty obligation represents our obligation to stand ready to perform on these guarantees. Our guaranty obligation is recorded at fair value at inception. The carrying amount of the guaranty obligation, excluding deferred profit, was $12.4 billion and $9.7 billion as of December 31, 2009 and 2008, respectively. We also record an estimate of incurred credit losses on these guarantees in the “Reserve for guaranty losses” in our consolidated balance sheets, as discussed further in “Note 4, Allowance for Loan Losses and Reserve for Guaranty Losses.”

We have a portion of our guarantees reflected in our consolidated balance sheets. For those guarantees recorded in our consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.5 trillion and $2.4 trillion as of December 31, 2009 and 2008, respectively. In addition, we had exposure of $135.7 billion and $172.2 billion for other guarantees not recorded in our consolidated balance sheets as of December 31, 2009 and 2008, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of the current FASB guidance on guaranty accounting.

The maximum exposure from our guarantees is not representative of the actual loss we are likely to incur, based on our historical loss experience. In the event we were required to make payments under our guarantees, we would pursue recovery of these payments by exercising our rights to the collateral backing the underlying loans and through available credit enhancements, which includes all recourse with third parties and mortgage insurance. The maximum amount we could recover through available credit enhancements and recourse with

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third parties on guarantees recorded in our consolidated balance sheets was $113.4 billion and $124.4 billion as of December 31, 2009 and 2008, respectively. The maximum amount we could recover through available credit enhancements and recourse with all third parties on guarantees not recorded in our consolidated balance sheets was $13.6 billion and $17.6 billion as of December 31, 2009 and 2008, respectively. Recoverability of such credit enhancements and recourse is subject to, but not limited to, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the underlying mortgage loans of the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due and the percentage of multifamily loans two or more months past due, of loans with certain risk characteristics such as mark-to-market, loan-to-value ratio and operating debt service coverage. We use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to accurately reflect the current risk of loans with these high-risk characteristics. In some cases, we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain risk characteristics of our conventional single-family and total multifamily guaranty book of business as of December 31, 2009 and 2008.

	As of December 31, 2009(1)			As of December 31, 2008(1)
	30 days	60 days	Seriously	30 days	60 days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of conventional single-family guaranty book of business(3)	2.38%	1.15%	6.68%	2.53%	1.10%	2.96%
Percentage of conventional single-family loans(4)	2.46	1.07	5.38	2.52	1.00	2.42

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2009(1)		As of December 31, 2008(1)
	Percentage of		Percentage of
	Single-family	Percentage	Single-family	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business(3)	Delinquent(2)(4)	of Business(3)	Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
100.01% to 110%	5%	14.79%	5%	7.12%
110.01% to 120%	3	18.55	3	9.91
120.01% to 125%	1	21.39	1	11.79
Greater than 125%	5	31.05	3	18.43
Geographical Distribution:
Arizona	3	8.80	3	3.41
California	17	5.73	16	2.30
Florida	7	12.82	7	6.14
Nevada	1	13.00	1	4.74
Select Midwest states(5)	11	5.62	11	2.70
All other states	61	4.11	62	1.86
Product Distribution (not mutually exclusive):(6)
Alt-A	9	15.63	11	7.03
Subprime	*	30.68	*	14.29
Negatively amortizing adjustable rate	1	10.29	1	5.61
Interest only	7	20.17	8	8.42
Investor property	6	5.54	6	2.95
Condo/Coop	9	5.99	9	2.73
Original loan-to-value ratio >90%(7)	9	13.05	10	6.33
FICO score <620(7)	4	18.20	5	9.03
Original loan-to-value ratio >90% and FICO score <620(7)	1	27.96	1	15.97
Vintages:
2005	10	7.27	13	2.99
2006	11	12.87	14	5.11
2007	15	14.06	20	4.70
2008	13	3.98	16	0.67
All other vintages	51	2.19	37	1.35

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)	Consists of the portion of our conventional single-family guaranty book of business for which we have detailed loan level information, which constituted over 98% and 99% of our total conventional single-family guaranty book of business as of December 31, 2009 and 2008, respectively.

(2)	Includes conventional single-family loans that were three months or more past due or in foreclosure as December 31, 2009 and 2008.

(3)	Calculated based on the aggregate unpaid principal balance of delinquent conventional single-family loans divided by the aggregate unpaid principal balance of loans in our conventional single-family guaranty book of business.

(4)	Calculated based on the number of conventional single-family loans that were delinquent divided by the total number of loans in our conventional single-family guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as MyCommunityMortgage® and Expanded Approval®.

	2009(1)(2)		2008(1)(2)
	30 days	Seriously	30 days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.28%	0.63%	0.12%	0.30%

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2009(1)(2)		As of December 31, 2008(1)(2)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent	Book of Business	Delinquent

Originating loan-to-value ratio:
Greater than 80%	5%	0.50%	5%	0.92%
Less than or equal to 80%	95	0.63	95	0.27
Originating debt service coverage ratio:
Less than or equal to 1.10	10	0.17	11	—
Greater than 1.10	90	0.68	89	0.33
Acquisition loan size distribution:
Less than or equal to $750,000	3	1.27	3	0.55
Greater than $750,000 and less than or equal to $3 million	13	1.01	13	0.52
Greater than $3 million and less than or equal to $5 million	9	1.08	10	0.39
Greater than $5 million and less than or equal to $25 million	41	0.60	41	0.43
Greater than $25 million	34	0.34	33	—
Maturing dates:
Maturing in 2010	2	1.55	3	0.32
Maturing in 2011	5	0.64	5	0.37
Maturing in 2012	10	1.13	10	0.16
Maturing in 2013	12	0.22
Maturing in 2014	9	0.62

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted over 98% and 99% of our total multifamily guaranty book of business as of December 31, 2009 and 2008, respectively.

(2)	Calculated based on the aggregate unpaid principal balance of delinquent multifamily loans divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Includes multifamily loans that were two months or more past due as of December 31, 2009 and 2008.

Guaranty Obligations

The following table displays changes in our “Guaranty obligations” in our consolidated balance sheets for the years ended December 31, 2009, 2008, and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Balance as of beginning, January 1	$12,147	$15,393	$11,145
Additions to guaranty obligations(1)	7,577	7,279	8,460
Amortization of guaranty obligation into guaranty fee income	(5,260)	(9,585)	(3,560)
Impact of consolidation activity(2)	(468)	(940)	(652)

Ending balance, December 31	$13,996	$12,147	$15,393

(1)	Represents the fair value of the contractual obligation and deferred profit at issuance of new guarantees.

(2)	Upon consolidation of MBS trusts, we derecognize our guaranty obligation to the respective trusts.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred profit is a component of “Guaranty obligations” in our consolidated balance sheets and is included in the table above. We recorded deferred profit on guarantees issued or modified between 2003 (when we adopted accounting guidance related to financial guarantees) and before 2008 (after which we adopted accounting guidance on fair value measurement). We recorded deferred profit if the consideration we expected to receive for our guaranty exceeded the estimated fair value of the guaranty obligation at issuance.

Deferred profit had a carrying amount of $1.6 billion and $2.5 billion as of December 31, 2009 and 2008, respectively. We recognized deferred profit amortization of $830 million, $2.0 billion and $986 million for the years ended December 31, 2009, 2008 and 2007.

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

The following table displays changes in “Guaranty assets” in our consolidated balance sheets for the years ended December 31, 2009, 2008, and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Beginning balance, January 1	$7,043	$9,666	$7,692
Fair Value of expected cash flows at issuance for new guaranteed Fannie Mae MBS issuance	4,135	3,938	4,658
Net change in fair value of guaranty assets from portfolio securitizations	511	(136)	29
Impact of amortization on guaranty contracts	(2,719)	(2,767)	(1,898)
Other-than-temporary impairments	(347)	(3,270)	(425)
Impact of consolidation of MBS trusts(1)	(267)	(388)	(390)

Ending balance, December 31	$8,356	$7,043	$9,666

(1)	When we consolidate Fannie Mae MBS trusts, we derecognize the guaranty assets and guaranty obligation associated with the respective trust.

Fannie Mae MBS Included in Investments in Securities

For Fannie Mae MBS included in “Investments in securities” in our consolidated balance sheets, we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. We determine the fair value of Fannie Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in our consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of the guaranty obligation, net of deferred profit, associated with the Fannie Mae MBS included in “Investments in securities” was $4.8 billion and $3.8 billion as of December 31, 2009 and 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in a MBS trust in a Fannie Mae securitization transaction. We are compensated, however, for carrying out administrative functions for the trust and overseeing the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. This arrangement gives rise to either a MSA or a MSL.

The following table displays the carrying value and fair value of our MSA for the years ended December 31, 2009, 2008, and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Cost basis:
Beginning balance	$764	$1,171	$1,017
Additions	56	302	459
Amortization	(44)	(190)	(267)
Other-than-temporary impairments	(579)	(491)	(4)
Reductions for MBS trusts paid-off and impact of consolidation activity	(1)	(28)	(34)

Ending balance	196	764	1,171
Valuation allowance	40	73	10

Carrying value	$156	$691	$1,161

Fair value, beginning of period	$855	$1,808	$1,690

Fair value, end of period	$179	$855	$1,808

The carrying value of our MSL, which approximates its fair value, was $481 million and $42 million as of December 31, 2009 and 2008, respectively. The decrease in our MSA and increase in our MSL during 2009 was primarily due to an increase in estimated adequate compensation for a significant portion of our master servicing assets.

We recognized servicing income, referred to as “Trust management income” in our consolidated statements of operations, of $40 million, $261 million and $588 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.	Acquired Property, Net

Acquired property, net consists of held for sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

displays the activity in acquired property and the related valuation allowance for the years ended December 31, 2009, 2008 and 2007.

	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance, January 1, 2007	$2,257	$(116)	$2,141
Additions	5,131	(18)	5,113
Disposals	(3,535)	291	(3,244)
Write-downs, net of recoveries	—	(408)	(408)

Balance, December 31, 2007	3,853	(251)	3,602
Additions	10,853	(75)	10,778
Disposals	(6,666)	664	(6,002)
Write-downs, net of recoveries	—	(1,460)	(1,460)

Balance, December 31, 2008	8,040	(1,122)	6,918
Additions	14,165	(79)	14,086
Disposals	(12,489)	1,379	(11,110)
Write-downs, net of recoveries	—	(752)	(752)

Balance, December 31, 2009	$9,716	$(574)	$9,142

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.

We classify as held for use those properties that we do not intend to sell or that are not ready for immediate sale in their current condition and are reflected in “Other assets” in our consolidated balance sheets. The following table displays the carrying amount of acquired properties held for use for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Beginning balance, January 1	$11	$107	$224
Transfers in from held for sale, net	45	1	4
Transfers to held for sale, net	(11)	(93)	(113)
Depreciation and asset write-downs	(1)	(4)	(8)

Ending balance, December 31	$44	$11	$107

9.	Short-term Borrowings and Long-term Debt

We obtain the funds to finance our mortgage purchases and other business activities primarily by selling debt securities in the domestic and international capital markets. We issue a variety of debt securities to fulfill our ongoing funding needs.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates as of December 31, 2009 and 2008.

	As of December 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
		(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$77	0.01%

Fixed-rate short-term debt:
Discount notes	$199,987	0.27%	$322,932	1.75%
Foreign exchange discount notes	300	1.50	141	2.50
Other short-term debt	100	0.53	333	2.80

Total fixed-rate short-term debt	200,387	0.27	323,406	1.75
Floating-rate short-term debt(2)	50	0.02	7,585	1.66

Total short-term debt	$200,437	0.27%	$330,991	1.75%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value as of December 31, 2008.

Our federal funds purchased and securities sold under agreements to repurchase represent agreements to repurchase securities from banks with excess reserves on a particular day for a specified price, with repayment generally occurring on the following day. Our short-term debt includes discount notes and foreign exchange discount notes, as well as other short-term debt. Our discount notes are unsecured general obligations and have maturities ranging from overnight to 360 days from the date of issuance.

Additionally, we issue foreign exchange discount notes in the Euro money market enabling investors to hold short-term investments in different currencies. We have the ability to issue foreign exchange discount notes in all tradable currencies in maturities ranging from 5 to 360 days.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of December 31, 2009 and 2008.

	As of December 31,
	2009			2008(1)
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(2)	Maturities	Outstanding	Rate(2)
			(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2010 - 2030	$279,945	4.10%	2009-2030	$251,063	4.92%
Medium-term notes	2010 - 2019	171,207	2.97	2009-2018	151,277	4.20
Foreign exchange notes and bonds	2010 - 2028	1,239	5.64	2009-2028	1,513	4.70
Other long-term debt(3)	2010 - 2039	62,783	5.80	2009-2038	73,061	5.95

Total senior fixed		515,174	3.94		476,914	4.85
Senior floating:
Medium-term notes	2010 - 2014	41,911	0.26	2009-2017	45,737	2.21
Other long-term debt(3)	2020 - 2037	1,041	4.12	2020-2037	874	7.22

Total senior floating		42,952	0.34		46,611	2.30
Subordinated fixed:
Qualifying subordinated(4)	2011 - 2014	7,391	5.47	2011-2014	7,391	5.47
Subordinated debentures	2019	2,433	9.89	2019	2,225	9.90

Total subordinated fixed		9,824	6.57		9,616	6.50
Debt from consolidations	2010 - 2039	6,167	5.63	2009-2039	6,261	5.87

Total long-term debt(5)		$574,117	3.73%		$539,402	4.67%

(1)	We have reclassified certain prior year amounts to conform to the current period presentation.

(2)	Includes the effects of discounts, premiums and other cost basis adjustments.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Consists of subordinated debt issued with an interest deferral feature.

(5)	Reported amounts include a net discount and other cost basis adjustments of $15.6 billion and $15.5 billion as of December 31, 2009 and 2008, respectively.

Our long-term debt includes a variety of debt types. We issue both fixed and floating-rate medium-term notes with maturities greater than one year that are issued through dealer banks. We also offer Benchmark Notes and other bonds in large, regularly-scheduled issuances that provide increased efficiency, liquidity and tradability to the market. Additionally, we have issued notes and bonds denominated in several foreign currencies and are able to issue debt in numerous other currencies. We effectively convert all foreign currency-denominated transactions into U.S. dollars through the use of foreign currency swaps for the purpose of funding our mortgage assets.

Our other long-term debt includes callable and non-callable securities, which include all long-term non-Benchmark securities, such as zero-coupon bonds, fixed rate and other long-term securities, and are generally negotiated underwritings with one or more dealers or dealer banks.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt from Consolidations and Secured Borrowings

Debt from consolidations includes debt from both MBS trust consolidations and certain secured borrowings. Debt from MBS trust consolidations represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our consolidated balance sheets and we do not own all of the beneficial interests in the trust. Long-term debt from these transactions recognized in our consolidated balance sheets as of December 31, 2009 and 2008 was $5.2 billion and $5.1 billion, respectively.

Additionally, we record a secured borrowing, to the extent of proceeds received, upon a transfer of financial assets from our consolidated balance sheets that does not qualify as a sale. Long-term debt from these transactions in our consolidated balance sheets as of December 31, 2009 and 2008 was $949 million and $1.2 billion, respectively.

Characteristics of Debt

As of December 31, 2009 and 2008, the face amount of our debt securities was $784.0 billion and $881.2 billion, respectively. As of December 31, 2009 and 2008, we had zero-coupon debt with a face amount of $226.5 billion and $350.5 billion, respectively, which had an effective interest rate of 0.67% and 1.9%, respectively.

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2009 and 2008 included $210.2 billion and $192.5 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.

The following table displays the amount of our long-term debt as of December 31, 2009 by year of maturity for each of the years 2010 through 2014 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

		Assuming Callable Debt
	Long-Term Debt by	Redeemed at Next
	Year of Maturity	Available Call Date
	(Dollars in millions)

2010	$115,095	$296,629
2011	116,642	89,486
2012	79,532	46,906
2013	40,708	28,426
2014	75,564	44,345
Thereafter	140,409	62,158
Debt from consolidations(1)	6,167	6,167

Total(2)(3)	$574,117	$574,117

(1)	Contractual maturity of debt from consolidations is not a reliable indicator of expected maturity because borrowers of the underlying mortgage loans generally have the right to prepay their obligations at any time.

(2)	Reported amount includes a net discount and other cost basis adjustments of $15.6 billion.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the amount of our debt that was called and repurchased and the associated weighted-average interest rates for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Debt called	$166,777	$158,988	$86,321
Weighted-average interest rate of debt called	4.2%	5.3%	5.6%
Debt repurchased	$6,919	$13,214	$15,217
Weighted-average interest rate of debt repurchased	4.3%	4.8%	5.6%

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and $30.0 billion as of December 31, 2009 and 2008, respectively, and unsecured uncommitted lines of credit of $500 million as of both December 31, 2009 and 2008. We had no borrowings outstanding from these lines of credit as of December 31, 2009.

Credit Facility with Treasury

On September 19, 2008, we entered into a lending agreement with Treasury under which we could have requested loans until December 31, 2009. Loans under the Treasury credit facility require approval from Treasury at the time of request. Treasury was not obligated under the credit facility to make, increase, renew or extend any loan to us. The credit facility did not specify a maximum amount that we could borrow under the credit facility, but required that any loans made to us by Treasury pursuant to the credit facility be collateralized by agency mortgage-backed securities. The credit facility expired in accordance with its terms on December 31, 2009. We did not request any funds or borrow any amounts under the Treasury credit facility.

10.	Derivative Instruments and Hedging Activities

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity, results of operations, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative value or more efficient execution of our strategy than debt securities. We typically do not settle the notional amount of our risk management derivatives; rather notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of OTC contracts that fall into three broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each party agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps, receive-fixed swaps and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps. A swaption is an option contract that allows us to enter into a pay-fixed or receive-fixed swap at some point in the future.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Foreign currency swaps. These swaps convert debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

We enter into forward purchase and sale commitments that lock in the future delivery of mortgage loans and mortgage-related securities at a fixed price or yield. Certain commitments to purchase mortgage loans and purchase or sell mortgage-related securities meet the criteria of a derivative. We typically settle the notional amount of our mortgage commitments that are accounted for as derivatives.

We account for our derivatives pursuant to the FASB standard on derivative instruments and hedging activities, and recognize all derivatives as either assets or liabilities in our consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted at the counterparty level and are inclusive of cash collateral posted or received, are recorded in “Derivative assets, at fair value” or “Derivative liabilities, at fair value” in our consolidated balance sheets. We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our consolidated statements of operations.

Hedging Activities

In 2008, we began to employ fair value hedge accounting for some of our interest rate risk management activities by designating hedging relationships between certain of our interest rate derivatives and mortgage assets. We achieved hedge accounting by designating all or a fixed percentage of a pay-fixed receive variable interest rate swap as a hedge of the changes in the fair value attributable to the changes in LIBOR for a specific mortgage asset. Because we discontinued hedge accounting during 2008, as of December 31, 2009 and 2008, we had no derivatives in hedging relationships.

For the year ended December 31, 2008, we recorded a $2.2 billion increase in the carrying value of the hedged assets before related amortization due to hedge accounting. This gain on the hedged assets was offset by fair value losses of $2.2 billion, which excluded valuation changes due to the passage of time, on the pay-fixed swaps designated as hedging instruments.

In addition, we recorded a loss for the ineffective portion of our hedged assets of $94 million, which excluded a loss of $81 million that was not related to changes in the benchmark interest rate.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments on a gross basis, before the application of master netting agreements, as of December 31, 2009.

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$68,099	$1,422	$314,501	$(17,758)
Receive-fixed	160,384	8,250	115,033	(2,832)
Basis	2,715	61	510	(4)
Foreign currency	727	107	810	(49)
Swaptions:
Pay-fixed	97,100	2,012	2,200	(1)
Receive-fixed	75,380	4,043	—	—
Interest rate caps	7,000	128	—	—
Other(1)	740	84	8	—

Total gross risk management derivatives	412,145	16,107	433,062	(20,644)
Collateral receivable (payable)(2)	—	5,437	—	(1,023)
Accrued interest receivable (payable)	—	2,596	—	(2,813)

Total net risk management derivatives	$412,145	$24,140	$433,062	$(24,480)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$273	$—	$4,453	$(66)
Forward contracts to purchase mortgage-related securities	3,403	7	23,287	(283)
Forward contracts to sell mortgage-related securities	83,299	1,141	7,232	(14)

Total mortgage commitment derivatives	$86,975	$1,148	$34,972	$(363)

Derivatives at fair value	$499,120	$25,288	$468,034	$(24,843)

(1)	Includes swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	Collateral receivable represents cash collateral posted by us for derivatives in a loss position. Collateral payable represents cash collateral posted by counterparties to reduce our exposure for derivatives in a gain position.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from each of the major credit rating agencies. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that are in a net liability position as of December 31, 2009 is $6.1 billion for which we have posted collateral of $5.4 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered as of December 31, 2009, we would be required to post an additional $666 million of collateral to our counterparties.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the outstanding notional balances and the estimated fair value of our derivative instruments as of December 31, 2008.

	As of December 31, 2008
	Notional	Estimated
	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$546,916	$(68,379)
Receive-fixed	451,081	42,246
Basis	24,560	(57)
Foreign currency	1,652	(12)
Swaptions:
Pay-fixed	79,500	506
Receive-fixed	93,560	13,039
Interest rate caps	500	1
Other(1)	827	100
Net collateral receivable	—	11,286
Accrued interest payable, net	—	(491)

Total risk management derivatives	$1,198,596	$(1,761)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$9,256	$27
Forward contracts to purchase mortgage-related securities	25,748	239
Forward contracts to sell mortgage-related securities	36,232	(351)

Total mortgage commitment derivatives	$71,236	$(85)

(1)	Includes swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$15,012	$(64,764)	$(12,065)
Receive-fixed	(11,737)	44,553	5,928
Basis	96	(102)	91
Foreign currency(1)	166	(130)	111
Swaptions:
Pay-fixed	453	(666)	(196)
Receive-fixed	(8,706)	6,153	1,956
Interest rate caps	11	(1)	5
Other(2)(3)	9	(6)	12

Total risk management derivatives fair value losses, net	(4,696)	(14,963)	(4,158)
Mortgage commitment derivatives fair value gains (losses), net	(1,654)	(453)	45

Total derivatives fair value losses, net	$(6,350)	$(15,416)	$(4,113)

(1)	Includes the effect of net contractual interest income of approximately $38 million and $9 million for 2009 and 2008, respectively, and net contractual interest expense of approximately $59 million for 2007.

(2)	Includes MBS options, swap credit enhancements and mortgage insurance contracts.

(3)	Includes losses of approximately $104 million for 2008, which resulted from the termination of our derivative contracts with a subsidiary of Lehman Brothers.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Volume and Activity of our Derivatives

Risk Management Derivatives

The following table displays, by derivative instrument type, our risk management derivative activity for the year ended December 31, 2009.

	For the Year Ended December 31, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
	(Dollars in millions)

Notional balance as of January 1, 2009	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	297,379	279,854	2,765	577	32,825	19,175	6,500	13	639,088
Terminations(3)	(461,695)	(455,518)	(24,100)	(692)	(13,025)	(37,355)	—	(92)	(992,477)

Notional balance as of December 31, 2009	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207

(1)	Terminations include exchange rate adjustments to foreign currency swaps existing at both the beginning and the end of the period.

(2)	Includes swap credit enhancements and mortgage insurance contracts.

(3)	Includes matured, called, exercised, assigned and terminated amounts.

Mortgage Commitment Derivatives

The following table displays, by commitment type, our mortgage commitment derivative activity for the year ended December 31, 2009.

	For the Year Ended
	December 31, 2009
	Purchase	Sale
	Commitments	Commitments
	(Dollars in millions)

Notional balance as of the beginning of the period(1)	$35,004	$36,232
Mortgage related securities:
Open commitments(2)	833,221	1,089,500
Settled commitments(3)	(832,279)	(1,035,201)
Loans:
Open commitments(2)	114,054	—
Settled commitments(3)	(118,584)	—

Notional balance as of the end of the period(1)	$31,416	$90,531

(1)	Represents the balance of open mortgage commitment derivatives.

(2)	Represents open mortgage commitment derivatives traded in 2009.

(3)	Represents mortgage commitment derivatives settled in 2009.

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest rate and foreign currency derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us. If there is a default, we may need to acquire a replacement derivative from a different counterparty

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at a higher cost or may be unable to find a suitable replacement. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist.

Typically, we seek to manage credit exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

We also manage our exposure by requiring counterparties to post collateral. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Cash collateral posted to us prior to July 2009 and non-cash collateral posted to us at any time is held and monitored daily by a third-party custodian. Since July 2009, cash collateral posted to us is held and monitored by us and transacted through a third party. We analyze credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes.

The table below displays our credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of December 31, 2009 and 2008.

	As of December 31, 2009
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$658	$583	$1,241	$84	$1,325
Less: Collateral held(4)	—	580	507	1,087	—	1,087

Exposure net of collateral	$—	$78	$76	$154	$84	$238

Additional information:
Notional amount(5)	$—	$220,791	$623,668	$844,459	$748	$845,207
Number of counterparties(5)	—	7	9	16

	As of December 31, 2008
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$3,044	$686	$3,730	$101	$3,831
Less: Collateral held(4)	—	2,951	673	3,624	—	3,624

Exposure net of collateral	$—	$93	$13	$106	$101	$207

Additional information:
Notional amount(5)	$250	$533,317	$664,155	$1,197,722	$874	$1,198,596
Number of counterparties(5)	1	8	10	19

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes defined benefit mortgage insurance contracts and swap credit enhancements as of December 31, 2009 and 2008, and guaranteed grantor trust swaps as of December 31, 2008, accounted for as derivatives where the right of legal offset does not exist.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and non-cash collateral posted by our counterparties to us. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $5.4 billion and $15.0 billion related to our counterparties’ credit exposure to us as of December 31, 2009 and 2008, respectively.

(5)	Interest rate and foreign currency derivatives in a net gain position had a total notional amount of $310 billion and $103.1 billion as of December 31, 2009 and 2008, respectively. The total number of interest rate and foreign currency counterparties in a net gain position was 6 and 2 as of December 31, 2009 and 2008, respectively.

11.	Income Taxes

Provision (Benefit) for Income Taxes

We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision (benefit) for federal income taxes for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Current income tax expense (benefit)(1)	$(999)	$403	$757
Deferred income tax expense (benefit)(2)	14	13,346	(3,809)
Other, non-current tax benefit	—	—	(39)

Provision (benefit) for federal income taxes	$(985)	$13,749	$(3,091)

(1)	Does not reflect the tax impact of extraordinary losses as this amount is recorded in our consolidated statements of operations, net of tax effect. We recorded a tax benefit of $8 million related to extraordinary losses recognized in 2007. We recorded no tax benefit for extraordinary losses recognized in 2008.

(2)	Amount excludes the income tax effect of items recognized directly in “Fannie Mae stockholders’ equity (deficit)” where we did not establish a valuation allowance.

The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2009, 2008 and 2007, respectively.

	For the Year Ended December 31,
	2009	2008	2007

Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest and dividends-received deductions	0.3	0.5	4.6
Equity investments in affordable housing projects	1.3	2.1	20.1
Other	—	—	0.6
Valuation allowance	(35.2)	(68.2)	—

Effective tax rate	1.4%	(30.6)%	60.3%

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. Our effective tax rates were different from the federal statutory rate of 35% for the years ended December 31, 2009, 2008, and 2007 due partially to the benefits of our holdings of tax-exempt investments, investments in housing projects

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible for the low-income housing tax credit and other equity investments that provide tax credits. In addition, our effective tax rates for the years ended December 31, 2009 and 2008 were impacted by the increase to and establishment of a valuation allowance for our net deferred tax assets of $25.7 billion and $30.8 billion, respectively. A valuation allowance was not recorded for 2007.

Deferred Tax Assets and Liabilities

The following table displays our deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(Dollars in millions)

Deferred tax assets:(1)
Allowance for loan losses and basis in acquired property, net	$23,615	$10,762
Mortgage and mortgage-related assets, including acquired credit-impaired loans	10,547	6,365
Debt and derivative instruments	8,255	8,604
Partnership credits	3,587	2,157
Partnership and other equity investments	2,411	257
Cash fees and other upfront payments	1,532	1,540
Unrealized losses on AFS securities	927	3,926
Net guaranty assets and obligations and related credits	1,113	858
Net operating loss and alternative minimum tax credit carryforwards	688	—
Employee compensation and benefits	206	289
Other, net	810	—

Total deferred tax assets	53,691	34,758

Deferred tax liabilities:
Other, net	45	7

Total deferred tax liabilities	45	7

Valuation allowance	(52,737)	(30,825)

Net deferred tax assets	$909	$3,926

(1)	Certain prior year amounts have been reclassified to conform to the current period presentation.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Our deferred tax assets, net of a valuation allowance, totaled $909 million and $3.9 billion as of December 31, 2009 and 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of both negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge in our consolidated statements of operations or in “Fannie Mae stockholders’ deficit” if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

We are in a cumulative book taxable loss position and have been for more than a three-year period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions. These conditions deteriorated dramatically during 2008 and continued in 2009, causing a significant increase in our pre-tax loss, due in part to much higher credit losses, and downward revisions to our projections of future results. Because of the volatile economic conditions, our projections of future credit losses have become more uncertain.

During 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations, and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA. As a result, we recorded a valuation allowance on our net deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through AOCI for certain available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts. There have been no changes to our conclusion as of December 31, 2009.

As a result of adopting the new accounting standard for assessing other-than-temporary impairments, we recorded a cumulative-effect adjustment at April 1, 2009 of $8.5 billion on a pre-tax basis ($5.6 billion after tax) to reclassify the noncredit portion of previously recognized other-than-temporary impairments from “Accumulated deficit” to “Accumulated other comprehensive loss.” We also reduced the “Accumulated deficit” and valuation allowance by $3.0 billion for the deferred tax asset related to the amounts previously recognized as other-than-temporary impairments in our consolidated statements of operations based upon the assertion of our intent and ability to hold certain AFS securities until recovery.

As of December 31, 2009, we had $3.3 billion of net operating loss carryforwards that expire in 2029, $1.4 billion of capital loss carryforwards that expire in 2013 and 2014, $3.6 billion of partnership tax credit carryforwards that expire in various years through 2029, and $126 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.

Unrecognized Tax Benefits

We had $911 million, $1.7 billion, and $124 million of unrecognized tax benefits as of December 31, 2009, 2008 and 2007, respectively. Of these amounts, we had $29 million as of December 31, 2009 and $8 million as of both December 31, 2008 and 2007, which, if resolved favorably, would reduce our effective tax rate in future periods. As of December 31, 2009 and 2008, we had accrued interest payable related to unrecognized tax benefits of $41 million and $251 million, respectively, and did not recognize any tax penalty payable. For the years ended December 31, 2009, 2008 and 2007, we had total interest expense related to unrecognized tax benefits of $32 million, $223 million and $7 million, respectively, and did not have any tax expense related to tax penalties.

During 2009, we reached an agreement of $1.2 billion, net of tax credits, with the IRS on the audits of our 2005 and 2006 federal income tax returns. The decrease in our unrecognized tax benefits during the year ended December 31, 2009 is due to our settlement reached with the IRS regarding certain tax positions related

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to fair market value losses and the settlement of tax years 2005 through 2006. The decrease in our unrecognized tax benefits represents a temporary difference, and therefore does not result in a change to our effective tax rate. During the first quarter of 2010, we and the IRS appeals division also reached an agreement for all issues related to the tax years 1999 through 2004. As a result of this conclusion, it is reasonably possible that a $99 million reduction in our gross balance of unrecognized tax benefits may occur within the next 12 months for the tax years 1999 through 2004. The IRS is currently examining our federal income tax returns for the tax years 2007 and 2008.

The following table displays the changes in our unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007, respectively.

	For the Year Ended
	December 31,
	2009	2008	2007
	(Dollars in millions)

Unrecognized tax benefits as of January 1	$1,745	$124	$163
Gross increases—tax positions in prior years	38	49	—
Gross decreases—tax positions in prior years	(1)	(6)	(48)
Gross increases—tax positions in current year	761	—	9
Settlements	(1,632)	1,578	—

Unrecognized tax benefits as of December 31(1)	$911	$1,745	$124

(1)	Amounts exclude tax credits of $716 million, $456 million and $50 million as of December 31, 2009, 2008 and 2007, respectively.

12.	Loss Per Share

The following table displays the computation of basic and diluted loss per share of common stock for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended
	December 31,
	2009	2008	2007
	(Dollars and shares in millions, except per share amounts)

Loss before extraordinary losses	$(72,022)	$(58,319)	$(2,056)
Extraordinary losses, net of tax effect	—	(409)	(15)

Net loss	(72,022)	(58,728)	(2,071)
Less: Net loss attributable to the noncontrolling interest	53	21	21

Net loss attributable to Fannie Mae	(71,969)	(58,707)	(2,050)
Preferred stock dividends and issuance costs at redemption(1)	(2,474)	(1,069)	(513)

Net loss attributable to common stockholders-basic and diluted	$(74,443)	$(59,776)	$(2,563)

Weighted-average common shares outstanding-basic and diluted(2)	5,680	2,487	973
Basic and diluted loss per share:
Loss before extraordinary losses	$(13.11)	$(23.88)	$(2.62)
Extraordinary losses, net of tax effect	—	(0.16)	(0.01)

Basic and diluted loss per share	$(13.11)	$(24.04)	$(2.63)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts include $2.5 billion and $31 million of dividends declared and paid on our outstanding cumulative senior preferred stock as of December 31, 2009 and 2008, respectively. Amount for 2009 also includes $4 million of dividends accumulated, but undeclared, on our outstanding cumulative senior preferred stock as of December 31, 2009.

(2)	Amounts include 4.6 billion and 1.4 billion weighted-average shares of common stock for the year ended December 31, 2009 and 2008, respectively, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2009 and 2008, respectively.

Weighted-average options and performance awards to purchase approximately 14 million, 22 million and 23 million shares of common stock were outstanding for the years ended December 31, 2009, 2008 and 2007, respectively, and were excluded from the computation of diluted EPS in the table above as they would have been anti-dilutive.

13.	Stock-Based Compensation

We have two stock-based compensation plans, the 1985 Employee Stock Purchase Plan and the Stock Compensation Plan of 2003. Under these plans, we previously offered various stock-based compensation programs where we provided employees an opportunity to purchase Fannie Mae common stock or periodically made stock awards to certain employees in the form of nonqualified stock options, performance share awards, restricted stock awards, restricted stock units or stock bonus awards. Under the senior preferred stock purchase agreement with Treasury, we may not issue Fannie Mae equity securities without the consent of Treasury, other than the senior preferred stock, the Treasury warrant, common stock issuable upon exercise of the warrant, or as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement. As such, we currently do not intend to grant equity compensation to employees under these plans.

In connection with our stock-based compensation plans for shares or awards issued prior to conservatorship, we recorded compensation expense of $52 million, $97 million and $118 million for 2009, 2008 and 2007, respectively.

Stock-Based Compensation Plans

The 1985 Employee Stock Purchase Plan (the “1985 Purchase Plan”) provided employees an opportunity to purchase shares of Fannie Mae common stock at a discount to the fair market value of the stock during specified purchase periods. Our Board of Directors sets the terms and conditions of offerings under the 1985 Purchase Plan, including the number of available shares and the size of the discount. There were no offerings under the 1985 Purchase Plan in any year presented. The aggregate maximum number of shares of common stock available for employee purchase is 50 million. Since inception, we have made available 38,039,742 shares for purchase by employees under this plan.

The Stock Compensation Plan of 2003 (the “2003 Plan”) is the successor to the Stock Compensation Plan of 1993 (the “1993 Plan”). The 2003 Plan enabled us to make stock awards in various forms and combinations, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and stock bonus awards. The aggregate maximum number of shares of common stock available for award to employees and non-management directors under the 2003 Plan is 40 million. Including the effects of share cancellations, we have awarded 11,252,405 shares under this plan since its inception. The shares awarded under the 2003 Plan were authorized and unissued shares, treasury shares or shares purchased on the open market.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Program

Under the 1993 and 2003 Plans, prior to conservatorship, employees could have received restricted stock awards (“RSAs”) and, under the 2003 Plan, employees may have received restricted stock units (“RSUs”). The type of award employees received under the 2003 Plan generally depended upon years of service and age at the time of grant. Each RSU represented the right to receive a share of common stock at the time of vesting. As a result, RSUs are generally similar to restricted stock, except that RSUs do not confer voting rights on their holders. By contrast, holders of the RSAs do have voting rights. Vesting of the grants is based on continued employment. In general, grants vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Based on the fair value of our common stock on the respective grant dates, the fair value of restricted stock that vested in 2009, 2008 and 2007 was $83 million, $103 million, and $91 million, respectively. The compensation expense related to restricted stock is based on the grant date fair value of our common stock. We recorded compensation expense for these restricted stock grants of $52 million, $97 million, and $108 million for 2009, 2008 and 2007, respectively.

The following table displays restricted stock activity for 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Number of	Value at	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(Shares in thousands)

Nonvested as of January 1	5,934	$41.19	4,375	$57.67	3,399	$60.15
Granted	—	—	4,518	31.96	2,886	56.95
Vested	(1,858)	44.78	(1,768)	58.25	(1,457)	62.25
Forfeited	(1,203)	39.61	(1,191)	41.58	(453)	57.84

Nonvested as of December 31	2,873	$39.53	5,934	$41.19	4,375	$57.67

The following table displays information related to unvested restricted stock as of December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in millions)

Unrecognized compensation cost	$56	$148	$148
Expected weighted-average life of unvested restricted stock	1.6 years	2.4 years	2.4 years

Nonqualified Stock Options

Under the 2003 Plan and prior to conservatorship, we could have granted stock options to eligible employees and non-management members of the Board of Directors. Generally, employees and non-management directors may not exercise their options until at least one year subsequent to the grant date, and the options expire ten years from the date of grant. Typically, options vest 25% per year beginning on the first anniversary of the date of grant. The exercise price of each option is equal to the fair market value of our common stock on the date we grant the option.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays nonqualified stock option activity for 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009			2008			2007
			Weighted-			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average		Weighted-	Average
		Average	Fair		Average	Fair		Average	Fair
		Exercise	Value at		Exercise	Value at		Exercise	Value at
	Options	Price	Grant Date	Options	Price	Grant Date	Options	Price	Grant Date
	(Shares in thousands)

Beginning balance, January 1	12,293	$72.12	$23.62	17,031	$71.90	$23.49	19,749	$70.44	$22.97
Granted	—	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	(999)	51.17	15.95
Forfeited and/or expired	(3,534)	71.45	23.66	(4,738)	71.19	23.13	(1,719)	67.27	21.79

Ending balance, December 31	8,759	$72.39	$23.60	12,293	$72.12	$23.62	17,031	$71.90	$23.49

Options exercisable, December 31	8,759	$72.39	$23.60	12,291	$72.12	$23.62	16,726	$71.79	$23.54

Options vested or expected to vest as of December 31(1)	8,759	$72.39	$23.60	12,293	$72.12	$23.62	17,030	$71.90	$23.50

(1)	Includes vested and unvested shares after applying an estimated forfeiture rate.

Performance Share Program

Under the 1993 and 2003 Plans, prior to conservatorship, Senior Vice Presidents and above could have been awarded performance shares. Under the plans, the terms and conditions of the awards were established by the Compensation Committee for the 2003 Plan and by the non-management members of the Board of Directors for the 1993 Plan. Performance shares entitled recipients to receive shares of common stock if the goals for the multi-year performance cycle were attained. At the end of the performance period, we typically distributed common stock in two or three installments over a period not longer than three years as long as the participant remained employed by Fannie Mae.

In 2008 and 2007, we issued 125,000 and 161,000 shares, respectively, related to previous grants. No shares were issued in 2009.

14.	Employee Retirement Benefits

We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents. Net periodic benefit costs for defined benefit and healthcare plans, which are determined on an actuarial basis, and expenses for our defined contribution plans, are included in “Salaries and employee benefits expense” in our consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, we recognized net periodic benefit costs for our defined benefit and healthcare plans and expenses for our defined contributions plans of $131 million, $95 million, and $143 million, respectively.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We fund our qualified pension plan through employer contributions to a qualified irrevocable trust that is maintained for the sole benefit of plan participants and their beneficiaries. Contributions to our qualified pension plan are subject to a minimum funding requirement and a maximum funding limit under the Employee Retirement Income Security Act of 1974 (“ERISA”) and IRS regulations.

Our nonqualified defined benefit pension plans consist of an Executive Pension Plan, Supplemental Pension Plan and the Supplemental Pension Plan 2003, which is a bonus-based plan. These plans cover certain employees and supplement the benefits payable under the qualified pension plan. The Compensation Committee of the Board of Directors selects those who can participate in the Executive Pension Plan. In 2007, the Board of Directors approved an amendment to close the Executive Pension Plan to new participants and in 2009, the plan was frozen. Participants typically vested in their benefits under the Executive Pension Plan after ten years of service as a participant, with partial vesting usually beginning after five years. Benefits under the Executive Pension Plan are paid through a rabbi trust.

The Supplemental Pension Plan provides retirement benefits to employees who participate in our qualified pension plan and do not receive a benefit from the Executive Pension Plan, and whose salary exceeds the statutory compensation cap applicable to the qualified plan or whose benefit is limited by the statutory benefit cap. Similarly, the Supplemental Pension Plan 2003 provides additional benefits to our officers based on eligible bonuses, if any, received by an officer, but the amount of bonus considered is limited to 50% of the officer’s salary. We pay benefits for our unfunded defined benefit Supplemental Pension Plans from our cash and cash equivalents.

We also sponsor a contributory postretirement Health Care Plan that covers substantially all regular full-time employees who meet the applicable age and service requirements. We subsidize premium costs for medical coverage for employees who meet the age and service requirements and were hired before 2008. However, for those who retire after 2007 (other than employees who retired under early retirement programs offered in 2007 and 2008) the subsidy amount was frozen at the 2008 dollar amount with no subsequent increases in our contribution. Employees hired after 2007 will receive access to our retiree medical plan, when eligible, but they will not qualify for the subsidy. We accrue and pay the benefits for our unfunded postretirement Health Care Plan from our cash and cash equivalents.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the years ended December 31, 2009, 2008 and 2007. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Year Ended December 31,
	2009			2008			2007
	Pension Plans		Other Post-	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Service cost	$36	$1	$5	$38	$8	$5	$58	$11	$14
Interest cost	53	9	9	48	10	9	48	10	11
Expected return on plan assets	(44)	—	—	(58)	—	—	(57)	—	—
Amortization of net actuarial (gain) loss	23	(2)	1	—	(1)	1	—	2	1
Amortization of net prior service cost (credit)	1	1	(5)	1	2	(5)	1	2	(1)
Amortization of initial transition obligation	—	—	2	—	—	2	—	—	2
Curtailment (gain) loss	—	(1)	—	—	(3)	—	5	(3)	9
Special termination benefit charge	—	—	—	—	—	3	—	—	—

Net periodic benefit cost	$69	$8	$12	$29	$16	$15	$55	$22	$36

Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized over the average remaining service period for active employees for our pension plans and prior to the full eligibility date for the other postretirement Health Care Plan.

The following table displays amounts recorded in AOCI that have not been recognized as a component of net periodic benefit cost for the years ended December 31, 2009 and 2008.

	As of December 31,
	2009			2008
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Net actuarial (gain) loss	$171	$(9)	$39	$279	$(3)	$32
Net prior service cost (credit)	5	2	(61)	6	4	(66)
Net transition obligation	—	—	5	—	—	7

Pre-tax amount recorded in AOCI	$176	$(7)	$(17)	$285	$1	$(27)

After-tax amount recorded in AOCI(1)	$176	$(7)	$(17)	$285	$1	$(27)

(1)	During 2008, we established a valuation allowance for our deferred tax assets, which has resulted in the reversal of the tax benefit amounts recorded in AOCI for our pension and other postretirement plans. Refer to “Note 11, Income Taxes” for additional information.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the changes in the pre-tax amounts recognized in AOCI for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31,
	2009			2008
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Actuarial (Gain) Loss
Beginning balance, January 1	$279	$(3)	$32	$(38)	$(5)	$28
Current year actuarial (gain) loss	(85)	(7)	8	317	1	5
Actuarial gain due to curtailments	—	(1)	—	—	—	—
Amortization	(23)	2	(1)	—	1	(1)

Ending balance, December 31	$171	$(9)	$39	$279	$(3)	$32

Prior Service Cost (Credit)
Beginning balance, January 1	$6	$4	$(66)	$7	$7	$(71)
Prior service cost (credit) due to curtailments	—	(1)	—	—	(1)	—
Amortization	(1)	(1)	5	(1)	(2)	5

Ending balance, December 31	$5	$2	$(61)	$6	$4	$(66)

The following table displays pre-tax amounts in AOCI as of December 31, 2009 that are expected to be recognized as components of net periodic benefit cost in 2010.

	As of December 31, 2009
			Other Post-
	Pension Plans		Retirement
	Qualified	Non-Qualified	Plan
	(Dollars in millions)

Net actuarial (gain) loss	$8	$(1)	$1
Net prior service cost (credit)	1	1	(5)
Net transition obligation	—	—	2

Total	$9	$—	$(2)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the status of our pension and other postretirement plans as of December 31, 2009 and 2008.

	As of December 31,
	2009			2008
	Pension Plans		Other Post-	Pension Plans		Other Post-
		Non-	Retirement		Non-	Retirement
	Qualified	Qualified	Plan	Qualified	Qualified	Plan
	(Dollars in millions)

Change in Benefit Obligation
Benefit obligation at beginning of year	$801	$158	$151	$744	$148	$134
Service cost	36	1	5	38	8	5
Interest cost	53	9	9	48	10	9
Plan participants’ contributions	—	—	2	—	—	2
Net actuarial (gain) loss	36	(7)	8	(10)	1	5
Curtailment (gain) loss	—	(4)	—	—	(3)	—
Special termination benefits	—	—	—	—	—	3
Benefits paid	(22)	(6)	(9)	(19)	(6)	(7)

Benefit obligation at end of year	904	151	166	801	158	151

Change in Plan Assets
Fair value of plan assets at beginning of year	579	—	—	788	—	—
Actual return on plan assets	166	—	—	(270)	—	—
Employer contributions	76	6	8	80	6	6
Plan participants’ contributions	—	—	2	—	—	2
Benefits paid	(22)	(6)	(10)	(19)	(6)	(8)

Fair value of plan assets at end of year	799	—	—	579	—	—

Funded status at end of year	$(105)	$(151)	$(166)	$(222)	$(158)	$(151)

Amounts Recognized in our Consolidated Balance Sheets
Accrued benefit cost	$(105)	$(151)	$(166)	$(222)	$(158)	$(151)
Accumulated other comprehensive
(income) loss	176	(7)	(17)	285	1	(27)

Net amount recognized	$71	$(158)	$(183)	$63	$(157)	$(178)

Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.

The following table displays the amount of the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans as of December 31, 2009 and 2008.

	As of December 31,
	2009		2008
	Pension Plans		Pension Plans
		Non-		Non-
	Qualified	Qualified	Qualified	Qualified
	(Dollars in millions)

Projected benefit obligation	$904	$151	$801	$158
Accumulated benefit obligation	785	141	695	141
Fair value of plan assets	799	—	579	—

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions

Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments or to fulfill annual funding requirements. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2009 since we met the minimum funding requirements as prescribed by ERISA. However, we did make a discretionary contribution to our qualified pension plan of $76 million and $80 million during 2009 and 2008, respectively. We did not make a discretionary contribution to our qualified pension plan during 2007.

During 2009, we contributed $76 million to our qualified pension plan, $6 million to our nonqualified pension plans and $8 million to our other postretirement benefit plan. During 2010, we anticipate contributing $57 million to our benefit plans, consisting of $43 million to our qualified pension plan, $6 million to our nonqualified pension plans and $8 million to our other postretirement plan.

The fair value of plan assets of our funded qualified pension plan was greater than our accumulated benefit obligation by $14 million as of December 31, 2009 and less than our accumulated benefit obligation by $116 million as of December 31, 2008. There were no plan assets returned to us as of February 26, 2010 and we do not expect any plan assets to be returned to us during the remainder of 2010.

Assumptions

Pension and other postretirement benefit amounts recognized in our consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured as of December 31, 2009, 2008 and 2007. The following table displays the actuarial assumptions for our plans used in determining the net periodic benefit costs for the years ended December 31, 2009, 2008 and 2007 and the projected and accumulated benefit obligations as of December 31, 2009, 2008 and 2007.

	As of December 31,
	Pension Benefits				Postretirement Benefits
	2009	2008	2007		2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	6.15%	6.40%	6.20	%(1)	6.15%	6.40%	6.20	%(1)
Average rate of increase in future compensation	4.00	5.00	5.75
Expected long-term weighted-average rate of return on plan assets	7.50	7.50	7.50
Weighted-average assumptions used to determine benefit obligation at year-end:
Discount rate	6.10%	6.15%	6.40%		5.75%	6.15%	6.40%
Average rate of increase in future compensation	4.00	4.00	5.00
Health care cost trend rate assumed for next year:
Pre-65					8.00%	8.00%	8.00%
Post-65					8.00	8.00	8.00
Rate that cost trend rate gradually declines to and remains at:					5.00	5.00	5.00
Year that rate reaches the ultimate trend rate					2018	2015	2014

(1)	The pension and other postretirement benefit plans were remeasured as of August 31, 2007 and November 30, 2007. As a result, a discount rate of 6.00% was used for the period January 1 through August 31, a discount rate of 6.35% was used for the period September 1 through November 30, and a discount rate of 6.20% was used for the period December 1 through December 31.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by $2 million. The effect of a 1% decrease in this rate would decrease the accumulated postretirement benefit obligation by $2 million.

As a result of our reduction in workforce from voluntary and involuntary terminations in 2007, our pension and other postretirement assets and liabilities were remeasured, resulting in curtailment charges of $11 million.

We review our pension and other postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit cost each year based on assumptions established at the end of the previous calendar year, unless we remeasure as a result of a curtailment. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and other postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2009, the discount rate used to determine our obligation decreased by 5 basis points for pension and 40 basis points for postretirement, reflecting a corresponding rate decrease in corporate-fixed income debt instruments during 2009. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. The expected long-term rate of return on plan assets for 2009 remained unchanged from the 2008 rate of 7.5%. Changes in assumptions used in determining pension and other postretirement benefit plan expense resulted in a decrease in expense of $4 million, $15 million and $10 million in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively.

Qualified Pension Plan Assets

As of December 31, 2009, we have adopted the new accounting standard requiring various disclosures about postretirement benefit plan assets. The following table displays our qualified pension plan assets by asset category at their fair value as of December 31, 2009. The fair value of assets in Level 1 have been determined based on quoted prices of identical assets in active markets as of year end, while the fair value of assets in

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2 have been determined based on the net asset value per share of the investments as of year end. None of the fair values for plan assets were determined by using significant unobservable inputs, or Level 3.

	Fair Value Measurements as of December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other
	Identical	Observable
	Assets	Inputs
	(Level 1)	(Level 2)	Total
	(Dollars in millions)

Cash equivalents	$—	$14	$14
Equity securities:
U.S. large-cap(1)	408	—	408
U.S. mid/small blend(2)	116	—	116
International large/mid blend(3)	—	115	115
Fixed income securities:
Corporate bonds(4)	—	146	146

Total plan assets at fair value	$524	$275	$799

(1)	Consists of a publicly traded low-cost equity index fund that tracks to the S&P 500.

(2)	Consists of a publicly traded low-cost equity index fund that tracks to all regularly traded U.S. stocks except those in the S&P 500.

(3)	Consists of a single equity fund that tracks to an index that consists of approximately 4,000 securities across over 40 countries with not more than 15% in any single country.

(4)	Consists of a single bond fund that tracks to an index that consists of approximately 2,400 issuances of investment grade bonds from diverse industries within international markets representing approximately 19%.

Our investment strategy is to diversify our plan assets in order to reduce our concentration risk, reflect the plan’s profile over time, and maintain an asset allocation that allows us to meet current and future benefit obligations. The assets of the qualified pension plan consist primarily of exchange-listed stocks, held in broadly diversified index funds. We also invest in a broadly diversified indexed fixed income account. In addition, the plan holds liquid short-term investments that provide for monthly pension payments, plan expenses and, from time to time, may represent uninvested contributions or reallocation of plan assets. The target allocations for plan assets are from 75% to 85% for equity securities, 12% to 20% for fixed income securities and 0% to 2% for all other types of investments. Our 2009 asset allocation policy provided for a larger equity weighting than many companies because our active employee base is relatively young, and we have a relatively small number of retirees currently receiving benefits, both of which suggest a longer investment horizon and consequently a higher risk tolerance level. The plan fiduciary periodically assesses our asset allocation to assure it is consistent with our plan objective.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Benefit Payments

The following table displays the benefits we expect to pay in each of the next five years and in the aggregate for the subsequent five years for our pension plans and other postretirement plan and are based on the same assumptions used to measure our benefit obligation as of December 31, 2009.

	Expected Retirement Plan Benefit Payments
			Other Postretirement Benefits
	Pension Benefits		Before Medicare	Medicare
	Qualified	Nonqualified	Part D Subsidy	Part D Subsidy
	(Dollars in millions)

2010	$23	$6	$9	$—
2011	24	7	9	1
2012	27	7	10	1
2013	29	8	11	1
2014	33	8	12	1
2015—2019	244	47	75	7

Defined Contribution Plans

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options.

We match employee contributions in cash up to 3% of base salary for grandfathered employees and of eligible earnings for other employees. Eligible earnings consists of base pay, overtime pay and eligible bonuses. For new hires after 2007 and for non-grandfathered employees, we match an additional 3%. All non-grandfathered employees and new hires are 100% vested in our matching contributions. Grandfathered employees continue to receive benefits under the 3% of base salary matching program and are fully vested in our matching contributions after five years of service.

All employees, with the exception of those participating in the Executive Pension Plan, receive a 2% contribution regardless of employee contributions to this plan. Participants are fully vested in this 2% contribution after three years of service.

For the years ended December 31, 2009, 2008 and 2007, the maximum employee contribution as established by the IRS was $16,500, $15,500 and $15,500, respectively, with additional “catch- up” contributions permitted for participants aged 50 and older of $5,500, $5,000 and $5,000, respectively.

There was no option to invest directly in our common stock for the years ended December 31, 2009, 2008 and 2007. We recorded expense for this plan of $42 million, $35 million and $18 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Supplemental Retirement Savings Plan

The Supplemental Retirement Savings Plan is an unfunded, nonqualified defined contribution plan that became effective July 1, 2008. This plan supplements our Retirement Savings Plan to provide benefits to employees who are not grandfathered under our defined benefit pension plan and whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans.

We credit to the plan 8% of a participant’s eligible compensation that exceeds the IRS annual limit. Eligible compensation consists of base salary plus eligible bonuses earned, if any, up to a combined maximum of two

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

times base salary. The 8% credit consists of (1) a 6% credit that vests immediately, and (2) a 2% credit that vests after three years of service.

For the years ended December 31, 2009 and 2008, we recognized expense related to this plan of less than $1 million in each year.

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (“ESOP”) for eligible employees who are regularly scheduled to work at least 1,000 hours in a calendar year. Participation is not available to participants in the Executive Pension Plan. In 2007, the Plan was amended to freeze participation and provides no contributions subsequent to the contribution for 2007.

Prior to this change, we contributed annually to the ESOP an amount up to 4% of the aggregate eligible salary for all participants at the discretion of the Board of Directors or based on achievement of defined corporate goals as determined by the Board. We contributed either shares of Fannie Mae common stock or cash to purchase Fannie Mae common stock.

The following table displays our ESOP activity for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Shares in thousands)

Common shares allocated to employees	1,229	1,702	1,840
Common shares committed to be released to employees	—	—	349
Unallocated common shares	—	—	11

Compensation cost is measured as the fair value of the shares or cash contributed to, or to be contributed to, the ESOP. Expense recorded in connection with the ESOP was $12 million in 2007 based on actual contributions of 2% of salary for each of the reported years. We recorded no expense in 2009 and 2008.

15.	Segment Reporting

Our three reportable segments are: Single-Family, HCD, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. These activities are discussed below.

Our Chief Executive Officer has been delegated the authority by FHFA to conduct day-to-day management activities, and as such, our Chief Executive Officer continues to be the chief operating decision maker who makes decisions about resources to be allocated to each segment and assesses segment performance.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We derive revenues in this segment primarily from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS and on the single-family mortgage loans held in our portfolio. The primary source of profit for the Single-Family segment is the difference between the guaranty fees earned and the costs of providing this service, including credit-related losses.

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

We derive revenues in this segment from a variety of sources, including the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. In addition, HCD’s investments in rental housing projects eligible for the federal low-income housing tax credit generate both tax credits and net operating losses that may reduce our federal income tax liability. As a result of our tax position, we did not make any new LIHTC investments in 2009 other than pursuant to commitments existing prior to 2008 and we currently do not recognize in our consolidated financial statements any tax benefits associated with tax credits and net operating losses of our LIHTC investments. Given our current tax position, it is unlikely that we will be able to use the tax benefits that we expect to receive in the future from these investments. Other investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. While the HCD guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk is similar to that of Single-Family.

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

Our Capital Markets segment generates most of its revenue from the difference, or spread, between the interest we earn on our mortgage assets and the interest we pay on the debt we issue to fund these assets. We refer to this spread as our net interest yield. Changes in the fair value of the derivative instruments and trading securities we hold impact the net income or loss reported by the Capital Markets segment. The net income or loss reported by the Capital Markets segment is also affected by the impairment of AFS securities.

Segment Allocations and Results

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) income taxes. In addition, we allocate intercompany guaranty fee income as a charge to Capital Markets from the Single-Family and HCD segments for managing the credit risk on mortgage loans held by the Capital Markets segment.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our segment results for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$428	$(193)	$14,275	$14,510
Guaranty fee income (expense)(2)	8,002	675	(1,466)	7,211
Trust management income	39	1	—	40
Investment gains (losses), net	(2)	—	1,460	1,458
Net other-than-temporary impairments	—	—	(9,861)	(9,861)
Fair value losses, net	—	—	(2,811)	(2,811)
Debt extinguishment losses, net	—	—	(325)	(325)
Losses from partnership investments	—	(6,735)	—	(6,735)
Fee and other income	315	99	319	733
Administrative expenses	(1,419)	(363)	(425)	(2,207)
Provision for credit losses	(70,463)	(2,163)	—	(72,626)
Foreclosed property expense	(857)	(53)	—	(910)
Other expenses	(1,216)	(38)	(230)	(1,484)

Income (loss) before federal income taxes	(65,173)	(8,770)	936	(73,007)
Provision (benefit) for federal income taxes	(1,375)	311	79	(985)

Net income (loss)	(63,798)	(9,081)	857	(72,022)
Less: Net loss attributable to noncontrolling interest	—	53	—	53

Net income (loss) attributable to Fannie Mae	$(63,798)	$(9,028)	$857	$(71,969)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2008
			Capital
	Single-Family	HCD	Markets	Total
		(Dollars in millions)

Net interest income (expense) (1)	$461	$(343)	$8,664	$8,782
Guaranty fee income (expense)(2)	8,390	633	(1,402)	7,621
Trust management income	256	5	—	261
Investment losses, net (3)	(72)	—	(174)	(246)
Net other-than-temporary impairments(3)	—	—	(6,974)	(6,974)
Fair value losses, net	—	—	(20,129)	(20,129)
Debt extinguishment losses, net	—	—	(222)	(222)
Losses from partnership investments	—	(1,554)	—	(1,554)
Fee and other income	327	181	264	772
Administrative expenses	(1,127)	(404)	(448)	(1,979)
Provision for credit losses	(27,881)	(70)	—	(27,951)
Foreclosed property expense(3)	(1,844)	(14)	—	(1,858)
Other expenses(3)	(823)	(133)	(137)	(1,093)

Loss before federal income taxes and extraordinary losses	(22,313)	(1,699)	(20,558)	(44,570)
Provision for federal income taxes	4,788	511	8,450	13,749

Loss before extraordinary losses	(27,101)	(2,210)	(29,008)	(58,319)
Extraordinary losses, net of tax effect	—	—	(409)	(409)

Net loss	(27,101)	(2,210)	(29,417)	(58,728)
Less: Net loss attributable to the noncontrolling interest(3)	—	21	—	21

Net loss attributable to Fannie Mae	$(27,101)	$(2,189)	$(29,417)	$(58,707)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2007
	Single-		Capital
	Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$365	$(404)	$4,620	$4,581
Guaranty fee income (expense)(2)	5,816	470	(1,215)	5,071
Losses on certain guaranty contracts	(1,387)	(37)	—	(1,424)
Trust management income	553	35	—	588
Investment gains (losses), net (3)	(64)	—	11	(53)
Net other-than-temporary impairments(3)	—	—	(814)	(814)
Fair value losses, net	—	—	(4,668)	(4,668)
Debt extinguishment losses, net	—	—	(47)	(47)
Losses from partnership investments	—	(1,005)	—	(1,005)
Fee and other income (3)	328	324	313	965
Administrative expenses	(1,478)	(548)	(643)	(2,669)
Provision for credit losses	(4,559)	(5)	—	(4,564)
Foreclosed property expense(3)	(444)	(4)	—	(448)
Other expenses(3)	(450)	(199)	(11)	(660)

Loss before federal income taxes and extraordinary events	(1,320)	(1,373)	(2,454)	(5,147)
Benefit for federal income taxes	(462)	(1,509)	(1,120)	(3,091)

Income (loss) before extraordinary losses	(858)	136	(1,334)	(2,056)
Extraordinary losses, net of tax effect	—	—	(15)	(15)

Net income (loss)	(858)	136	(1,349)	(2,071)
Less: Net loss attributable to the noncontrolling interest(3)	—	21	—	21

Net income (loss) attributable to Fannie Mae	$(858)	$157	$(1,349)	$(2,050)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation.

The following table displays total assets by segment as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
	(Dollars in millions)

Single-Family	$19,991	$24,115
HCD	5,698	10,994
Capital Markets	843,452	877,295

Total assets	$869,141	$912,404

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no assets in geographic locations other than the United States and its territories.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Equity (Deficit)

Common Stock

Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.1 billion as of both December 31, 2009 and 2008. In May 2008, we received gross proceeds of $2.6 billion from the issuance of 94 million new shares of no par value common stock with a stated value of $0.5250 per share.

During the conservatorship, the rights and powers of shareholders are suspended. Accordingly, our common shareholders have no ability to elect directors or to vote on other matters during the conservatorship unless FHFA elects to delegate this authority to them. The senior preferred stock purchase agreement with Treasury prohibits the payment of dividends on common stock without the prior written consent of Treasury. The conservator also has eliminated common stock dividends. In addition, we issued a warrant to Treasury that provides Treasury with the right to purchase for a nominal price shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise, which would substantially dilute the ownership in Fannie Mae of our common stockholders at the time of exercise. Refer to “Senior Preferred Stock and Common Stock Warrant” section below.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The following table displays our senior preferred stock and preferred stock outstanding as of December 31, 2009 and 2008.

								Annual
								Dividend
		Issued and Outstanding as of						Rate
		December 31,				Stated		as of
	Issue	2009		2008		Value		December 31,		Redeemable on
Title	Date	Shares	Amount	Shares	Amount	per share		2009		or After
	(Dollars and shares in millions except per share amounts)

Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$60,900	1	$1,000	$60,900	(3)	10.000	%(2)	(1)

Total		1	$60,900	1	$1,000

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		1.360	(4)	March 31, 2002	(9)
Series G	August 8, 2000	6	288	6	288	50		1.670	(5)	September 30, 2002	(9)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(6)	December 31, 2007
Convertible
Series 2004-1(11)	December 30, 2004	—	2,492	—	2,500	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(7)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(12)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		8.250	(8)	December 31, 2010	(10)
Mandatory
Convertible
Series 2008-1	May 14, 2008	24	1,218	41	2,084	50		8.750		N/A
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013

Total		580	$20,348	597	$21,222

(1)	Any liquidation preference of our senior preferred stock in excess of $1.0 billion may be repaid through an issuance of common or preferred stock. The initial $1.0 billion investment may be repaid only in conjunction with termination of the senior preferred stock purchase agreement. The provisions for termination under the senior preferred stock purchase agreement are very restrictive and cannot occur while we are in conservatorship.

(2)	Rate effective September 9, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

(3)	Initial Stated Value per share was $1,000. Based on our draws of funds under the Senior Preferred Stock Variable Liquidation Preference agreement with Treasury, the Stated Value per share on December 31, 2009 was $60,900.

(4)	Rate effective March 31, 2008. Variable dividend rate resets every two years at a per annum rate equal to the two-year Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of December 31, 2008, the annual dividend rate was 1.36%.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Rate effective September, 30 2008. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year. As of December 31, 2008, the annual dividend rate was 1.67%.

(6)	Rate effective December 31, 2009. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% and 10-year CMT rate plus 2.375%. As of December 31, 2008, the annual dividend rate was 7.00%.

(7)	Rate effective December 31, 2009. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% and 3-Month LIBOR plus 0.75%. As of December 31, 2008, the annual dividend rate was 4.50%.

(8)	Rate effective December 11, 2007 to but excluding December 31, 2010. Variable dividend rate resets quarterly thereafter at a per annum rate equal to at the greater of 7.75% and 3-Month LIBOR plus 4.23%. As of December 31, 2008, the annual dividend rate was 8.25%.

(9)	Represents initial call date. Redeemable every two years thereafter.

(10)	Represents initial call date. Redeemable every five years thereafter.

(11)	Issued and outstanding shares were 24,922 and 25,000 as of December 31, 2009 and 2008, respectively.

(12)	On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(13)	On May 19, 2008, we issued 80 million shares of preferred stock with an aggregate stated value of $2.0 billion. Subsequent to the initial issuance, we issued an additional 8 million shares with an aggregate stated value of $200 million on May 22, 2008 and one million shares with an aggregate stated value of $25 million on June 4, 2008 under the same terms as the initial issuance.

As described under “Senior Preferred Stock and Common Stock Warrant” we issued senior preferred stock that ranks senior to all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company. During the conservatorship, the rights and powers of preferred stockholders (other than holders of senior preferred stock) are suspended. The senior preferred stock purchase agreement with Treasury also prohibits the payment of dividends on preferred stock (other than the senior preferred stock) without the prior written consent of Treasury. The conservator also has eliminated preferred stock dividends, other than dividends on the senior preferred stock.

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

Shares of the Convertible Series 2004-1 Preferred Stock are convertible at any time, at the option of the holders, into shares of Fannie Mae common stock at a conversion price of $94.31 per share of common stock (equivalent to a conversion rate of 1,060.3329 shares of common stock for each share of Series 2004-1 Preferred Stock). The conversion price is adjustable, as necessary, to maintain the stated conversion rate into common stock. Events which may trigger an adjustment to the conversion price include certain changes in our common stock dividend rate, subdivisions of our outstanding common stock into a greater number of shares, combinations of our outstanding common stock into a smaller number of shares and issuances of any shares by reclassification of our common stock. No such events have occurred.

Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. For the years ended December 31, 2008 and 2007, dividends declared on preferred stock (excluding the senior preferred stock)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were $1.0 billion and $503 million, respectively. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the year ended December 31, 2009.

After a specified period, we have the option to redeem preferred stock (other than the senior preferred stock) at its redemption price plus the dividend (whether or not declared) for the then-current period accrued to, but excluding, the date of redemption. The redemption price is equal to the stated value for all issues of preferred stock except Series O, which has a redemption price of $50 to $52.50 depending on the year of redemption, Convertible Series 2004-1, which has a redemption price of $105,000 per share, and Mandatory Convertible Series 2008-1 which is not redeemable.

All of our preferred stock, except those of Series D, E, O, the Convertible Series 2004-1 and the senior preferred stock, is listed on the New York Stock Exchange.

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

On May 19, 2008, we received gross proceeds of $2.0 billion from the issuance of 80 million shares of 8.25% Non-Cumulative Preferred Stock, Series T, with a stated value of $25 per share. Subsequent to the initial issuance, we received gross proceeds of $200 million from the additional issuance of 8 million shares on May 22, 2008 and $25 million from the additional issuance of one million shares on June 4, 2008. Each share has a liquidation preference equal to its stated value of $25 per share plus accrued dividends for the then-current quarterly dividend period. The Series T Preferred Stock may be redeemed, at our option, on or after May 20, 2013. Pursuant to the covenants set forth in the senior preferred stock purchase agreement described below, we must obtain the prior written consent of Treasury in order to exercise our option to redeem the Series T Preferred Stock.

Conversions of Preferred Stock to Common Stock

For the year ended December 31, 2009, 17,335,866 shares of Mandatory Convertible Series 2008-1 were converted to 26,711,068 shares of common stock. Also 78 shares of Mandatory Convertible Series 2004-1 were converted to 82,705 shares of common stock. For the year ended December 31, 2008, 10,053,599 shares of Mandatory Convertible Series 2008-1 were converted to 15,490,568 shares of common stock.

Senior Preferred Stock and Common Stock Warrant

On September 8, 2008, we issued one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (“senior preferred stock”), with an aggregate stated value and initial liquidation preference of $1.0 billion. On September 7, 2008, we issued a warrant to purchase common stock to Treasury. The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The senior

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock and the warrant were issued in consideration for the commitment from Treasury to provide up to $100.0 billion in cash to us under the terms set forth in the senior preferred stock purchase agreement prior to subsequent amendments. We did not receive any cash proceeds as a result of issuing these shares or the warrant. We have assigned a value of $4.5 billion to Treasury’s commitment, which has been recorded as a reduction to additional paid-in-capital and was partially offset by the aggregate fair value of the warrant. There was no impact to the total balance of stockholders’ equity (deficit) as a result of the issuance as reported in our consolidated statement of changes in stockholders’ equity (deficit).

Variable Liquidation Preference Senior Preferred Stock, Series 2008-2

Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends are not paid in cash for any dividend period, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts paid by Treasury to us pursuant to Treasury’s funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that is not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. We may not make payments to reduce the liquidation preference of the senior preferred stock below an aggregate of $1.0 billion, unless Treasury is also terminating its funding commitment. As of February 26, 2010, we have received a total of $59.9 billion under Treasury’s funding commitment and the Acting Director of FHFA has submitted a request for an additional $15.3 billion from Treasury to eliminate our net worth deficit as of December 31, 2009.

Holders of the senior preferred stock are entitled to receive when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at an annual rate of 10% per year based on the then-current liquidation preference of the senior preferred stock. FHFA also has authority to declare dividends on the senior preferred stock. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends declared and paid on our senior preferred stock were $2.5 billion and $31 million for the years ended December 31, 2009 and 2008, respectively.

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

We are not permitted to redeem the senior preferred stock in full prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. However, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, to the extent we issue any shares of capital stock for cash at any time the senior preferred stock is outstanding (which requires Treasury’s approval), we are required to use the net proceeds of the issuance to

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be considered redeemed as of the payment date.

Common Stock Warrant

The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. We recorded the aggregate fair value of the warrant of $3.5 billion as a component of additional paid-in-capital upon issuance of the warrant. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheet. As of February 26, 2010, Treasury had not exercised the warrant.

Senior Preferred Stock Purchase Agreement with Treasury

Commitment Fee

Pursuant to the terms of the amended agreement, we are required to pay a quarterly commitment fee to Treasury beginning March 31, 2011. The fee, to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s commitment as then in effect, will be determined by or before December 31, 2010, and will be reset every five years. Treasury may waive the periodic commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the periodic commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

Funding Commitment

Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we maintain a positive net worth. The senior preferred stock purchase agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet for the applicable fiscal quarter (referred to as the “deficiency amount”), provided that the aggregate amount funded under the agreement may not exceed the greater of (a) $200.0 billion, or (b) $200.0 billion plus the cumulative total of deficiency amounts for each calendar quarter in 2010, 2011, and 2012, less the amount by which our total assets exceed our total liabilities as of December 31, 2012. The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement), then FHFA, in its capacity as our conservator, may request that Treasury provide funds to us in such amount. The senior

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock purchase agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement). Any amounts that we draw under the senior preferred stock purchase agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the senior preferred stock purchase agreement.

Covenants

The senior preferred stock purchase agreement, as amended, provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Fannie Mae equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Fannie Mae equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Fannie Mae equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with a liquidation of Fannie Mae by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage assets beginning in 2010;

•	Incur indebtedness that would result in our aggregate indebtedness exceeding $1,080 billion through December 31, 2010. Beginning December 31, 2010 and on December 31 of each year thereafter, our debt cap that will apply through December 31 of the following year will equal 120% of the amount of mortgage assets we are allowed to hold on December 31 of the immediately preceding calendar year;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the senior preferred stock purchase agreement, the senior preferred stock or the warrant, (b) upon arm’s-length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the senior preferred stock purchase agreement.

The agreement also provides that we may not own mortgage assets in excess of $900 billion as of December 31, 2009. We are also required to reduce our mortgage assets, beginning on December 31, 2010 and each year thereafter, to 90% of the amount of the mortgage assets we were allowed to hold as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.

Under the agreement, the effect of changes in generally accepted accounting principles that occur subsequent to the date of the agreement and that require us to recognize additional mortgage assets on our consolidated balance sheets will not be considered for purposes of evaluating our compliance with the limitation on the amount of mortgage assets we may own. In addition, the definition of indebtedness in the agreement was

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revised to clarify that it also does not give effect to any change that may be made in respect of the FASB guidance on accounting for transfers of financial assets or any similar accounting standard.

In addition, the agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements with our named executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2009, we were in compliance with the senior preferred stock purchase agreement covenants.

Termination Provisions

The senior preferred stock purchase agreement provides that Treasury’s funding commitment will terminate under any the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time, (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guaranty obligations), or (3) the funding by Treasury of the maximum amount under the agreement. In addition, Treasury may terminate its funding commitment and declare the senior preferred stock purchase agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the conservator or otherwise curtails the conservator’s powers. Treasury may not terminate its funding commitment solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

Waivers and Amendments

The senior preferred stock purchase agreement provides that most provisions of the agreement may be waived or amended by mutual written agreement of the parties. No waiver or amendment of the agreement, however, may decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment if the waiver or amendment would adversely affect in any material respect the holders of our debt securities or guaranteed Fannie Mae MBS.

Third-party Enforcement Rights

If we default on payments with respect to our debt securities or guaranteed Fannie Mae MBS and Treasury fails to perform its obligations under its funding commitment, and if we and/or the conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Fannie Mae MBS may file a claim for relief in the United States Court of Federal Claims. The relief, if granted, would require Treasury to fund to us the lesser of (1) the amount necessary to cure the payment defaults on our debt and Fannie Mae MBS and (2) the lesser of (a) the deficiency amount and (b) the maximum amount available under the agreement less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances would be treated for all purposes as a draw under the senior preferred stock purchase agreement that would increase the liquidation preference of the senior preferred stock.

17.	Regulatory Capital Requirements

In October 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We will continue to submit capital reports to FHFA during the conservatorship and FHFA will continue to closely monitor our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of December 31, 2009 and 2008, we had a minimum capital deficiency of $107.6 billion and $42.2 billion,

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. These amounts exclude the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.

Pursuant to the GSE Act, if our total assets are less than our total obligations (a net worth deficit) for a period of 60 days, FHFA is mandated by law to appoint a receiver for Fannie Mae. Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we avoid a net worth deficit, in order to avoid this mandatory trigger of receivership. In order to avoid a net worth deficit, we may draw funds from Treasury under the senior preferred stock purchase agreement.

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of December 31, 2009 and 2008, we had a net worth deficit of $15.3 billion and $15.2 billion, respectively.

The following table displays our regulatory capital classification measures as of December 31, 2009 and 2008.

	As of December 31
	2009 (1)	2008 (1)
	(Dollars in millions)

Core capital(2)	$(74,540)	$(8,641)
Statutory minimum capital requirement(3)	33,057	33,552

Deficit of core capital over statutory minimum capital requirement	$(107,597)	$(42,193)

Deficit of core capital percentage over statutory minimum capital requirement	(325.5)%	(125.8)%

(1)	Amounts as of December 31, 2009 and 2008 represent estimates that have been submitted to FHFA. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

Capital Classification

The GSE Act establishes minimum capital, critical capital and risk-based capital requirements for Fannie Mae. Before the conservatorship, our regulator classified us on a quarterly basis as either adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. We must meet the minimum and risk-based capital requirements to be classified as adequately capitalized. We were determined to be undercapitalized as of June 30, 2008.

Our minimum capital and critical capital requirements are based on core capital holdings. As defined in the GSE Act, core capital is equal to the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital and retained earnings, as determined in accordance with GAAP. The statutory minimum capital requirement is generally equal to the sum of: (1) 2.50% of on-balance sheet assets; (2) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (3) 0.45% of other off- balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (see 12 CFR 1750.4 for existing adjustments made by the Director of FHFA). The critical capital requirement is generally equal to the sum of: (1) 1.25% of on-balance sheet assets; (2) 0.25% of the unpaid principal balance of outstanding Fannie Mae

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MBS held by third parties; and (3) 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances.

FHFA’s risk-based capital requirement ties our capital requirements to the performance of our risk positions when subjected to a stress test. The stress test simulates our financial performance over a ten- year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. Simulation results indicate the amount of capital required to survive this prolonged period of economic stress without new business or active risk management action. In addition to this model-based amount, the risk-based capital requirement includes a 30% surcharge to cover unspecified management and operations risks.

Compliance with Agreement

Under the terms of the senior preferred stock purchase agreement, we are required to comply with certain restrictions and covenants. Set forth below are additional restrictions related to our capital requirements:

Restrictions Under GSE Act.  Under the GSE Act, FHFA has the authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, we must obtain the approval of the Director of FHFA for any dividend payment. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized. The Director of FHFA, however, may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.

Restrictions Relating to Subordinated Debt.  During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: our core capital is below 125% of our critical capital requirement; or our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. As of December 31, 2009 and 2008, our core capital was below 125% of our critical capital requirement; however, we have been directed by FHFA to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

Prior to conservatorship, we had other restrictions and covenants to meet, including minimum capital requirements, under the terms of various agreements and consent orders with FHFA. We were in compliance with these restrictions until they were suspended October 9, 2008 following our entry into conservatorship.

18.	Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, including those conditions arising through February 26, 2010, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain non-traditional features), mortgage insurers, mortgage servicers, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Single-Family Loan Borrowers

Regional economic conditions may affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our Single-Family business has been consistently diversified over the three years ended December 31, 2009, with our largest exposures in the Western region of the United States, which represented 26% of our single-family conventional mortgage credit book of business as of December 31, 2009. Except for California, where 17% and 16% of the gross unpaid principal balance of our conventional single-family mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2009 and 2008, respectively, were located, no other significant concentrations existed in any state.

To manage credit risk and comply with legal requirements, we typically require primary mortgage insurance or other credit enhancements if the current LTV ratio (i.e., the ratio of the unpaid principal balance of a loan to the current value of the property that serves as collateral) of a single-family conventional mortgage loan is greater than 80% when the loan is delivered to us. We may also require credit enhancements if the original LTV ratio of a single-family conventional mortgage loan is less than 80%.

Multifamily Loan Borrowers

Numerous factors affect a multifamily borrower’s ability to repay his or her loan and the value of the property underlying the loan. The most significant factors affecting credit risk are rental vacancy rates and capitalization rates for the mortgaged property. Vacancy rates vary among geographic regions of the United States. The average mortgage amounts for multifamily loans are significantly larger than those for single-family borrowers and, therefore, individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total loan portfolio. Our multifamily geographic concentrations have been consistently diversified over the three years ended December 31, 2009, with our largest exposure in the Western region of the United States, which represented 34% of our multifamily mortgage credit book of business. Except for California, where 27%, and New York, where 14%, of the gross unpaid principal balance of our portfolio of multifamily mortgage loans held by us or securitized in Fannie Mae MBS as of December 31, 2009 and 2008, respectively, were located, no other significant concentrations existed in any state as of December 31, 2009 and 2008.

As part of our multifamily risk management activities, we perform detailed loan reviews that evaluate borrower and geographic concentrations, lender qualifications, counterparty risk, property performance and contract compliance. We generally require servicers to submit periodic property operating information and condition reviews, allowing us to monitor the performance of individual loans. We use this information to evaluate the credit quality of our portfolio, identify potential problem loans and initiate appropriate loss mitigation activities.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the regional geographic concentration of single-family and multifamily loans in our mortgage portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2009 and 2008.

	Geographic Concentration(1)
	Percentage of		Percentage of
	Single-Family Guaranty		Multifamily Guaranty
	Book of Business(2)		Book of Business(3)
	As of December 31,		As of December 31,
	2009	2008	2009	2008

Midwest	16%	16%	9%	9%
Northeast	19	19	23	23
Southeast	24	25	19	19
Southwest	15	16	15	15
West	26	24	34	34

Total	100%	100%	100%	100%

(1)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast includes CT, DE ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA, WV; Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West include AK,CA,GU,HI,ID,MT,NV,OR,WA and WY.

(2)	Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 98% and 99% of our total single-family conventional guaranty book of business as of December 31, 2009 and 2008, respectively.

(3)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted over 98% and 99% of our total multifamily guaranty book of business as of December 31, 2009 and 2008, respectively.

Non-traditional Loans; Alt-A and Subprime Loans and Securities

We own and guarantee loans with non-traditional features, such as interest-only loans and negative-amortizing loans. We also own and guarantee Alt-A and subprime mortgage loans and mortgage-related securities. An Alt-A mortgage loan generally refers to a mortgage loan that has been underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued. A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers are more likely to default than prime borrowers. Subprime mortgage loans are typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans were originated by one of these specialty lenders or a subprime division of a large lender. We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued. We reduce our risk associated with some of these loans through credit enhancements, as described below under “Mortgage Insurers.”

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the percentage of our conventional single-family guaranty book of business that consists of interest-only loans, negative-amortizing adjustable rate mortgages (“ARMs”) and loans with an estimated mark-to-market loan to value (“LTV”) ratios greater than 80% as of December 31, 2009 and 2008.

	Percentage of Conventional Single-
	Family Guaranty
	Book of Business
	As of December 31,
	2009	2008

Interest-only loans	7%	8%
Negative-amortizing ARMs	1	1
80%+ LTV loans	37	34

The following table displays information regarding the Alt-A and subprime mortgage loans and mortgage-related securities in our single-family mortgage credit book of business as of December 31, 2009 and 2008.

	As of December 31,
	2009		2008
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$251,111	8%	$295,622	10%
Subprime(3)	16,268	1	19,086	1

Total	$267,379	9%	$314,708	11%

Private-label securities:
Alt-A(4)	$24,505	1%	$27,858	1%
Subprime(5)	20,527	1	24,551	1

Total	$45,032	2%	$52,409	2%

(1)	Calculated based on total unpaid principal balance of our single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Other Concentrations

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 80% and 81% of our single-family mortgage credit book of business as of December 31, 2009 and 2008, respectively. Our ten largest multifamily mortgage servicers including their affiliates serviced 75% of our multifamily mortgage credit book of business as of both December 31, 2009 and 2008.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $106.5 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2009, which represented approximately 4% of our single-family guaranty book of business. Our primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business of $99.6 billion and $6.9 billion, respectively, as of December 31, 2009, compared with $109.0 billion and $9.7 billion, respectively, as of December 31, 2008. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of both December 31, 2009 and 2008.

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

As of December 31, 2009, our Allowance for loan losses of $10.5 billion and Reserve for guaranty losses of $54.4 billion incorporated an estimated recovery amount of approximately $16.3 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $18.5 billion as of December 31, 2009 and an adjustment of approximately $2.2 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

We had outstanding receivables from mortgage insurers of $2.5 billion as of December 31, 2009 and $1.1 billion as of December 31, 2008, related to amounts claimed on insured, defaulted loans that we have not yet received. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $51 million as of December 31, 2009 and $8 million as of December 31, 2008 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2009 and 2008. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $3.6 billion for the year ended December 31, 2009 and $1.8 billion for the year ended December 31, 2008. The proceeds received in 2009 include lump-sum payments of $668 million received from the cancellation and restructurings of some of our mortgage insurance coverage, which were recorded in “Foreclosed property expense” in our consolidated statements of operations.

From time to time, we may enter into negotiated transactions with mortgage insurer counterparties pursuant to which we agree to cancel or restructure insurance coverage in exchange for a fee. For example, in the third and fourth quarter of 2009, we agreed to cancel and restructure mortgage insurance coverage provided by a mortgage insurer counterparty on a number of mortgage pools in exchange for a fee that represented an acceleration of, and discount on, claims to be paid pursuant to the coverage. As these insurance cancellations and restructurings provide our counterparties with capital relief and provide us with cash in lieu of future claims that the counterparty may not be able to pay, thereby reducing our future credit exposure, we anticipate negotiating additional insurance coverage restructurings in 2010.

Financial Guarantors.  We were the beneficiary of financial guarantees totaling $9.6 billion and $10.2 billion as of December 31, 2009 and 2008, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We obtained these guarantees from nine financial guaranty insurance companies. In addition, we are the beneficiary of financial guarantees totaling $51.3 billion and $43.5 billion as of December 31, 2009 and 2008, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the collectability of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth. Nine financial guarantors provided bond insurance coverage to us as of December 31, 2009, of which only one of the financial guarantors had an investment grade rating. We considered the financial strength of our financial guarantors in assessing our securities for other-than-temporary impairment.

Derivatives Counterparties.  For information on credit risk associated with our derivatives transactions refer to “Note 10, Derivative Instruments and Hedging Activities.”

Parties Associated with Our Off-Balance Sheet Transactions.  We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.

We have entered into guarantees for which we have not recognized a guaranty obligation in our consolidated balance sheets relating to periods prior to 2003, the effective date of accounting pronouncements related to guaranty accounting. Our maximum potential exposure under these guaranties is $135.7 billion and $172.2 billion as of December 31, 2009 and 2008, respectively. If we were required to make payments under these guaranties, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provide a maximum coverage of $13.6 billion and $17.6 billion as of December 31, 2009 and 2008, respectively.

The following table displays the contractual amount of off-balance sheet financial instruments as of December 31, 2009 and 2008. Contractual or notional amounts do not necessarily represent the credit risk of the positions.

	As of December 31,
	2009	2008
	(Dollars in millions)

Fannie Mae MBS and other guarantees(1)	$135,697	$172,188
Loan purchase commitments	486	4,951

(1)	Represents maximum exposure on guarantees not reflected in our consolidated balance sheets.

19.	Fair Value

We use fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis, and the recording of assets and liabilities for which we have elected the fair value option.

Fair Value Measurement

Fair value measurement guidance defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. We adopted the fair value measurement guidance on January 1, 2008. This guidance applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority, Level 3, to measurements based on unobservable inputs and classifies assets and liabilities with limited observable inputs or observable inputs for similar assets or liabilities as Level 2 measurements.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of December 31, 2009 and 2008. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $47.7 billion, or 5% of “Total assets,” and $62.0 billion, or 7% of “Total assets,” in our consolidated balance sheets as of December 31, 2009 and 2008, respectively.

	Fair Value Measurements as of December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$69,094	$5,656	$—	$74,750
Freddie Mac	—	15,082	—	—	15,082
Ginnie Mae	—	1	—	—	1
Alt-A	—	791	564	—	1,355
Subprime	—	—	1,780	—	1,780
Commercial mortgage-backed securities	—	9,335	—	—	9,335
Mortgage revenue bonds	—	—	600	—	600
Other	—	—	154	—	154
Non-mortgage-related securities:
Asset-backed securities	—	8,408	107	—	8,515
Corporate debt securities	—	364	—	—	364
Other	3	—	—	—	3

Total trading securities	3	103,075	8,861	—	111,939
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	153,823	596	—	154,419
Freddie Mac	—	27,442	27	—	27,469
Ginnie Mae	—	1,230	123	—	1,353
Alt-A	—	5,838	8,312	—	14,150
Subprime	—	—	10,746	—	10,746
Commercial mortgage-backed securities	—	13,193	—	—	13,193
Mortgage revenue bonds	—	26	12,820	—	12,846
Other	—	22	3,530	—	3,552

Total available-for-sale securities	—	201,574	36,154	—	237,728
Derivative assets	—	19,724	150	(18,400)	1,474
Guaranty assets and buy-ups	—	—	2,577	—	2,577

Total assets at fair value	$3	$324,373	$47,742	$(18,400)	$353,718

Liabilities:
Long-term debt	$—	$2,673	$601	$—	$3,274
Derivative liabilities	—	23,815	27	(22,813)	1,029
Other liabilities	—	270	—	—	270

Total liabilities at fair value	$—	$26,758	$628	$(22,813)	$4,573

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in our consolidated statements of operations for Level 3 assets and liabilities for the years ended December 31, 2009 and 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2009
		Total Gains or (Losses)
		(Realized/Unrealized)
							Net Unrealized
				Purchases,			Gains (Losses)
				Sales,			Included in Net Loss
			Included in	Issuances,			Related to Assets
	Balance,		Other	and	Transfers	Balance,	and Liabilities Still
	January 1,	Included in	Comprehensive	Settlements,	in/out of	December 31,	Held as of
	2009	Net Loss	Loss	Net	Level 3, Net(1)	2009	December 31, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$6,935	$278	$—	$(1,277)	$(280)	$5,656	$274
Alt-A	1,118	57	—	(154)	(457)	564	(25)
Subprime	2,318	(83)	—	(455)	—	1,780	(74)
Mortgage revenue bonds	695	(75)	—	(20)	—	600	(75)
Other	167	(1)	—	(12)	—	154	(1)
Non-mortgage-related:
Asset-backed securities	1,475	(38)	—	(108)	(1,222)	107	2
Corporate debt securities	57	3	—	(116)	56	—	—

Total trading securities	$12,765	$141	$—	$(2,142)	$(1,903)	$8,861	$101

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$5,609	$(47)	$191	$(569)	$(4,588)	$596	$—
Freddie Mac	80	3	(6)	(21)	(29)	27	—
Ginnie Mae	190	—	1	(7)	(61)	123	—
Alt-A	11,675	(1,717)	2,192	(1,554)	(2,284)	8,312	—
Subprime	14,318	(5,290)	4,862	(3,144)	—	10,746	—
Mortgage revenue bonds	12,456	(16)	1,349	(969)	—	12,820	—
Other	3,509	(81)	651	(549)	—	3,530	—

Total available-for-sale securities	$47,837	$(7,148)	$9,240	$(6,813)	$(6,962)	$36,154	$—

Net derivatives	310	(42)	—	(48)	(97)	123	3
Guaranty assets and buy-ups	1,083	466	243	785	—	2,577	783
Long-term debt	(2,898)	(18)	—	1,791	524	(601)	(49)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2008
				Guaranty
				Assets
	Trading	Available-for-Sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Realized/unrealized gains (losses) included in net loss	(1,881)	(3,152)	282	(512)	(73)
Unrealized losses included in other comprehensive loss	—	(4,136)	—	(342)	—
Purchases, sales, issuances, and settlements, net	(4,337)	(3,640)	(227)	369	5,396
Transfers in/out of Level 3, net(3)	475	37,845	94	—	(333)

Ending balance as of December 31, 2008	$12,765	$47,837	$310	$1,083	$(2,898)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of December 31, 2008(2)	$(1,293)	$—	$159	$(26)	$(18)

(1)	The net transfers to Level 2 from Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities, which include securities backed by jumbo conforming loans, and private-label mortgage-related securities backed by non-fixed rate Alt-A loans. Price transparency improved as a result of increased market activity, and we noted some convergence in prices obtained from third-party vendors. As a result, we determined that our fair value estimates for these securities did not rely on significant unobservable inputs.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

(3)	During the year ended December 31, 2008, transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

The following tables display realized and unrealized gains and losses recorded in our consolidated statements of operations for the years ended December 31, 2009 and 2008, for assets and liabilities transferred into Level 3 and measured in our consolidated balance sheets at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2009
	Trading	Available-for-Sale	Net	Long-Term
	Securities	Securities	Derivatives	Debt
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$(6)	$62	$(2)	$—
Unrealized gains included in other comprehensive loss	—	174	—	—

Total gains (losses)	$(6)	$236	$(2)	$—

Amount of Level 3 transfers in	$1,136	$7,877	$107	$—

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables display realized and unrealized gains and losses included in our consolidated statements of operations for the years ended December 31, 2009 and 2008, for our Level 3 assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis.

	For the Year Ended December 31, 2009
	Interest				Other than
	Income	Guaranty	Investment	Fair Value	Temporary
	Investment in	Fee	Gains	Gains	Impairments,
	Securities	Income	(Losses), net	(Losses), net	net	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$545	$466	$—	$94	$(7,706)	$(6,601)
Net unrealized gains (losses) related to Level 3 assets and liabilities still held as of December 31, 2009	—	783	—	55	—	838

	For the Year Ended December 31, 2008
	Interest			Fair	Other than
	Income	Guaranty	Investment	Value Gains	Temporary
	Investment	Fee	Gains	(Losses),	Impairments,	Extraordinary
	in Securities	Income	(Losses), Net	net	net	Losses	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$90	$(915)	$448	$(1,640)	$(3,260)	$(59)	$(5,336)
Net unrealized gains (losses) related to level 3 assets and liabilities still held as of December 31, 2008	—	(26)	—	(1,152)	—	—	(1,178)

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the fair valuation techniques used for assets and liabilities measured at fair value on a recurring basis as well as the basis for classification of such instruments pursuant to the valuation hierarchy established under fair value measurement guidance.

Trading Securities and Available-for-Sale Securities—These securities are recorded in our consolidated balance sheets at fair value on a recurring basis. Fair value is measured using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets are classified as Level 1. If quoted market prices in active markets for identical assets are not available, we use quoted market prices in active markets for similar securities that we adjust for observable or corroborated pricing services market information. A significant amount of the population is valued using prices provided by four pricing services for identical assets. In the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

absence of observable or corroborated market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available. The fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such instruments may generally be classified within Level 2 of the valuation hierarchy. Where there is limited activity or less transparency around inputs to the valuation, securities are classified as Level 3.

Derivatives Assets and Liabilities (collectively “derivatives”)—Derivatives are recorded in our consolidated balance sheets at fair value on a recurring basis. The valuation of risk management derivatives uses observable market data provided by third-party sources where available, resulting in Level 2 classification. Certain highly complex derivatives use only a single source of price information due to lack of transparency in the market and may be modeled using significant assumptions, resulting in Level 3 classification. Mortgage commitment derivatives use observable market data, quotes and actual transaction levels adjusted for market movement, and are typically classified as Level 2. Adjustments for market movement based on internal model results that cannot be corroborated by observable market data are classified as Level 3.

Guaranty Assets and Buy-ups—Guaranty assets related to our portfolio securitizations are recorded in our consolidated balance sheets at fair value on a recurring basis and are classified within Level 3 of the valuation hierarchy. Guaranty assets in lender swap transactions are recorded in our consolidated balance sheets at the lower of cost or fair value. These assets, which are measured at fair value on a non-recurring basis are classified within Level 3 of the fair value hierarchy.

We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one month LIBOR plus the option-adjusted spread (“OAS”) for interest-only trust securities. The interest-only OAS is calibrated using prices of a representative sample of interest-only trust securities. We believe the remitted fee income is less liquid than interest-only trust securities and more like an excess servicing strip. We take a further haircut of the present value for liquidity considerations. The haircut is based on market quotes from dealers.

The fair value of the guaranty assets include the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but is recorded separately as a component of “Other assets” in our consolidated balance sheets. While the fair value of the guaranty assets reflect all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the current FASB guidance on guarantor’s accounting and disclosure requirements for guarantees.

Short-Term Debt and Long-Term Debt (collectively “debt”)—The majority of our debt is recorded in our consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for all structured debt instruments which are recorded in our consolidated balance sheets at fair value on a recurring basis. We use pricing services to measure the fair value of our debt instruments. When third-party pricing is not available on non-callable debt, we use a discounted cash flow approach based on the Fannie Mae yield curve with an adjustment to reflect fair values at the offer side of the market. When third-party pricing is not available for callable bonds, we use internally-developed models calibrated to market to price these bonds. To estimate the fair value of structured notes, cash flows are evaluated taking into consideration any derivatives through which we have swapped out of the structured features of the notes. Where the inputs into the valuation are primarily based upon observable market data, our debt is classified within Level 2 of the valuation hierarchy. Where significant inputs are unobservable or valued with a quote from a single source, our debt is classified within Level 3 of the valuation hierarchy.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Liabilities - Represents dollar roll repurchase transactions that reflect prices for similar securities in the market. They are recorded in our consolidated balance sheets at fair value on a recurring basis. Fair value is based on observable market-based inputs, quoted market prices and actual transaction levels adjusted for market movement and are typically classified as Level 2. Adjustments for market movement that require internal model results that cannot be corroborated by observable market data are classified as Level 3.

Non-recurring Changes in Fair Value

The following tables display assets and liabilities measured in our consolidated balance sheets at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the year ended December 31, 2009 and 2008, as a result of fair value measurements.

						For the Year
	Fair Value Measurements					Ended
	For the Year Ended December 31, 2009					December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value		Total Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$22,238	$3,557	$25,795	(1)	$(1,210)
Mortgage loans held for investment, at amortized cost	—	330	4,820	5,150	(2)	(1,173)
Acquired property, net	—	—	10,132	10,132	(3)	(503)
Guaranty assets	—	—	2,327	2,327		(231)
Master servicing assets	—	—	147	147		(546)
Partnership investments	—	—	212	212		(5,943	)(4)

Total assets at fair value	$—	$22,568	$21,195	$43,763		$(9,606)

Liabilities:
Master servicing liabilities	$—	$—	$254	$254		$(200)

Total liabilities at fair value	$—	$—	$254	$254		$(200)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

						For the Year
	Fair Value Measurements					Ended
	For the Year Ended December 31, 2008					December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value		Total Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$26,303	$1,294	$27,597	(1)	$(433)
Mortgage loans held for investment, at amortized cost	—	—	1,838	1,838	(2)	(107)
Acquired property, net	—	—	9,624	9,624	(3)	(1,533)
Guaranty assets	—	—	5,473	5,473		(2,967)
Master servicing assets	—	—	547	547		(553)
Partnership investments	—	—	4,877	4,877		(764	)(4)

Total assets at fair value	$—	$26,303	$23,653	$49,956		$(6,357)

Liabilities:
Master servicing liabilities	$—	$—	$22	$22		$(12)

Total liabilities at fair value	$—	$—	$22	$22		$(12)

(1)	Includes $15.1 billion and $25.2 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of December 31, 2009 and 2008, respectively.

(2)	Includes $1.1 billion and $157 million of mortgage loans held for investment that were redesignated to mortgage loans held for sale, liquidated or transferred to foreclosed properties as of December 31, 2009 and 2008, respectively.

(3)	Includes $7.1 billion and $4.0 billion of foreclosed properties that were sold as of December 31, 2009 and 2008, respectively.

(4)	Represents impairment charges related to LIHTC partnerships and other equity investments in multifamily properties as of December 31, 2009 and 2008, respectively. We recognized other-than-temporary impairment losses of $5.5 billion and $506 million related to LIHTC partnerships for the years ended December 31, 2009 and 2008, respectively.

The following is a description of the fair valuation techniques used for assets and liabilities measured at fair value on a non-recurring basis under the FASB guidance on fair value measurements as well as the basis for classification of such instruments pursuant to the valuation hierarchy established under this guidance.

Mortgage Loans Held for Sale—HFS loans are reported at the lower of cost or fair value in our consolidated balance sheets. Fair value is determined based on comparisons to Fannie Mae MBS with similar characteristics, either on a pool or loan level. For Level 2 valuations, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangement. Level 3 inputs include MBS values where price is influenced significantly by extrapolation from observable market data, products in inactive markets or unobservable inputs. Valuations are based on indicative dealer prices and Level 3 inputs include the estimated value of primary mortgage insurance on loans that have coverage.

Mortgage Loans Held for Investment—HFI loans are reported in our consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. A portion of the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impaired HFI loans are measured at fair value on non-recurring basis and recorded in our consolidated balance sheets at fair value.

Fair value is determined based on comparisons to Fannie Mae MBS with similar characteristics. Specifically, we use the observable market value of our Fannie Mae MBS as a base value, from which we subtract or add the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangements. Certain loans that do not qualify for Fannie Mae MBS securitization are valued using market based data for similar loans or through a model approach that simulates a loan sale via a synthetic structure. For Level 2 valuations, we use the observable market value of our Fannie Mae MBS as a base value. Level 3 inputs include MBS values where price is influenced significantly by extrapolation from observable market data, products in inactive markets or unobservable inputs. Valuations are based on indicative dealer prices and Level 3 inputs include the estimated value of primary mortgage insurance on loans that have coverage.

Acquired Property, Net—mainly represents foreclosed property received in full satisfaction of a loan. Acquired property is initially recorded in our consolidated balance sheets at its fair value less its estimated cost to sell. The foreclosed properties that we intend to sell are reported at the lower of the carrying amount or fair value less estimated cost to sell. The fair value of our foreclosed properties is determined by third-party appraisals, when available. When third-party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. Acquired property is classified within Level 3 of the valuation hierarchy because significant inputs are unobservable.

Master Servicing Assets and Liabilities—are reported at the lower of cost or fair value in our consolidated balance sheets. We measure the fair value of master servicing assets and liabilities based on the present value of expected cash flows of the underlying mortgage assets using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves, adequate compensation, and discount rates commensurate with the risks involved. Changes in anticipated prepayment speeds, in particular, result in fluctuations in the estimated fair values of our master servicing assets and liabilities. If actual prepayment experience differs from the anticipated rates used in our model, this difference may result in a material change in the fair value. Master servicing assets and liabilities are classified within Level 3 of the valuation hierarchy.

Partnership Investments—Unconsolidated investments in limited partnerships are primarily accounted for under the equity method of accounting. Investments in LIHTC partnerships trade in a market with limited observable transactions. We measure the fair value of LIHTC investments using internal models that estimate the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates are based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which require significant management judgment, include discount rates and projections related to the amount and timing of tax benefits. We compare our model results to independent third-party valuations to validate the reasonableness of our assumptions and valuation results. We also compare our model results to the limited number of observed market transactions and make adjustments to reflect differences between the risk profile of the observed market transactions and our LIHTC investments. Our equity investments in LIHTC limited partnerships are classified within the Level 3 hierarchy of fair value measurement.

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of December 31, 2009 and 2008. Our disclosures of the fair value of financial instruments include commitments to purchase single-family and multifamily mortgage loans, which are off-balance sheet financial instruments that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$9,882	$9,882	$18,462	$18,462
Federal funds sold and securities purchased under agreements to resell	53,684	53,656	57,418	57,420
Trading securities	111,939	111,939	90,806	90,806
Available-for-sale securities	237,728	237,728	266,488	266,488
Mortgage loans held for sale	18,462	18,615	13,270	13,458
Mortgage loans held for investment, net of allowance for loan losses	375,563	370,845	412,142	406,233
Advances to lenders	5,449	5,144	5,766	5,412
Derivative assets	1,474	1,474	869	869
Guaranty assets and buy-ups	9,520	14,624	7,688	9,024

Total financial assets	$823,701	$823,907	$872,909	$868,172

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$77	$77
Short-term debt	200,437	200,493	330,991	332,290
Long-term debt	574,117	593,733	539,402	574,281
Derivative liabilities	1,029	1,029	2,715	2,715
Guaranty obligations	13,996	138,582	12,147	90,875

Total financial liabilities	$789,579	$933,837	$885,332	$1,000,238

(1)	Includes restricted cash of $3.1 billion and $529 million as of December 31, 2009 and 2008, respectively.

The following are valuation techniques for items not subject to the fair value hierarchy either because they are not measured at fair value other than for the purpose of the above table or are only measured at fair value at inception.

Financial Instruments for which fair value approximates carrying value—We hold certain financial instruments which are not carried at fair value but the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, federal funds and securities sold/purchased under agreements to repurchase/resell (exclusive of dollar roll repurchase transactions) and the majority of advances to lenders.

Advances to Lenders - The carrying value for the majority of the advances to lenders approximates the fair value due to the short-term nature of the specific instruments. Other instruments include loans for which the carrying value does not approximate fair value. These loans are valued using collateral values of similar loans as a proxy.

Guaranty Obligations—The fair value of all guaranty obligations (“GO”), measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the GO using our internal GO valuation models which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as default rates, severity rates and required rate of return. We further adjust the model values based on our current market pricing when such transactions reflect credit characteristics that are similar to our outstanding GO. While the fair value of the GO reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the current FASB guidance on guarantor’s accounting and disclosure requirements for guarantees.

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

Fair Value Elections

The following is a discussion of the primary financial instruments for which we made fair value elections and the basis for those elections.

Non-mortgage-related securities

We elected the fair value option for all non-mortgage-related securities, as these securities are held primarily for liquidity risk management purposes. The fair value of these instruments reflects the most transparent basis of reporting. Instruments which were held at adoption had an aggregate fair value of $8.8 billion and $16.5 billion as of December 31, 2009 and 2008, respectively.

Prior to the adoption of the FASB guidance on the fair value option for financial instruments, these available-for-sale securities were recorded at fair value in accordance with the FASB guidance on accounting for investments in debt and equity securities, with changes in fair value recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our consolidated balance sheets and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our consolidated statements of operations.

Mortgage-related securities

We elected the fair value option for certain 15-year and 30-year agency mortgage-related securities that were previously classified as available-for-sale securities in our mortgage portfolio. These securities were selected for the fair value option primarily in order to reduce the volatility in earnings that results from accounting asymmetry between our derivatives that are accounted for at fair value through earnings and our available-for-sale securities that are accounted for at fair value through AOCI. Instruments which were held at adoption had an aggregate fair value of $13.4 billion and $16.4 billion as of December 31, 2009 and 2008, respectively.

Prior to the adoption of the FASB guidance on the fair value option for financial instruments, these available-for-sale securities were recorded at fair value in accordance with the FASB guidance on accounting for investments in debt and equity securities with changes in fair value recorded in AOCI. Following the election of the fair value option, these securities were reclassified to “Trading securities” in our consolidated balance sheets and are now recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Structured debt instruments

We elected the fair value option for all short-term and long-term structured debt instruments that are issued in response to specific investor demand and have interest rates that are based on a calculated index or formula and are economically hedged with derivatives at the time of issuance. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from the accounting asymmetry created by the recording these structured debt instruments at cost while recording the related derivatives at fair value.

As of December 31, 2009, these instruments had an aggregate fair value and unpaid principal balance of $3.3 billion and $3.2 billion, respectively, recorded in “Long-term debt,” in our consolidated balance sheet. There were no outstanding short-term structured debt instruments elected under the fair value option remaining as of December 31, 2009. As of December 31, 2008, these instruments had both an aggregate fair value and unpaid principal balance of $4.5 billion recorded in “Short-term debt,” and an aggregate fair value and unpaid principal balance of $21.6 billion and $21.5 billion, respectively, recorded in “Long-term debt,” in our consolidated balance sheets.

Following the election of the fair value option, these debt instruments are recorded at fair value with subsequent changes in fair value recorded in “Fair value losses, net” in our consolidated statements of operations. These structured debt instruments continue to be classified as either “Short-term debt” or “Long-term debt” in our consolidated balance sheets based on their original contractual maturities.

Changes in Fair Value under the Fair Value Option Election

The following table displays debt fair value losses, net, including changes attributable to instrument-specific credit risk, for financial instruments for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our consolidated statements of operations for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31,
	2009			2008
	Short-Term	Long-Term	Total Gains	Short-Term	Long-Term	Total Gains
	Debt	Debt	(Losses)	Debt	Debt	(Losses)
	(Dollars in millions)

Changes in instrument-specific credit risk	$—	$33	$33	$6	$94	$100
Other changes in fair value	—	(64)	(64)	(6)	(151)	(157)

Debt fair value losses, net	$—	$(31)	$(31)	$—	$(57)	$(57)

In determining the instrument-specific risk, the changes in Fannie Mae debt spreads to LIBOR that occurred during the period were taken into consideration with the overall change in the fair value of the debt for which we elected the fair value option for financial instruments. Specifically, cash flows are evaluated taking into consideration any derivatives through which Fannie Mae has swapped out of the structured features of the notes and thus created a floating-rate LIBOR-based debt instrument. The change in value of these LIBOR-based cash flows based on the Fannie Mae yield curve at the beginning and end of the period represents the instrument-specific risk.

20.	Commitments and Contingencies

Litigation and Regulatory Matters

We are party to various types of legal actions and proceedings, including actions brought on behalf of various classes of claimants. We also are subject to regulatory examinations, inquiries and investigations and other

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information gathering requests. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, investigations and other matters.

In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated as of February 26, 2010, we have not recorded a loss reserve. If certain of these matters are determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition, including our net worth. Based on our current knowledge with respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have recorded a loss reserve.

In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business. We have advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to indemnification agreements.

2004 Class Action Lawsuits

Fannie Mae is a defendant in two consolidated class action suits filed in 2004 and currently pending in the U.S. District Court for the District of Columbia — In re Fannie Mae Securities Litigation and In re Fannie Mae ERISA Litigation. Both cases rely on factual allegations that Fannie Mae’s accounting statements were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Based largely on the overlapping factual allegations, the Judicial Panel on Multidistrict Litigation ordered that the cases be coordinated for pretrial proceedings on May 17, 2005. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in both of these cases.

In re Fannie Mae Securities Litigation

In a consolidated complaint filed on March 4, 2005, lead plaintiffs Ohio Public Employees Retirement System (“OPERS”) and the State Teachers Retirement System of Ohio (“STRS”) allege that we and certain former officers, as well as our former outside auditor, made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, and contend that the alleged fraud resulted in artificially inflated prices for our common stock and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. On January 7, 2008, the court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004.

On April 16, 2007, KPMG LLP, our former outside auditor, filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation and contribution. KPMG amended these cross-claims on February 25, 2008. KPMG is seeking unspecified compensatory, consequential, restitutionary, rescissory and punitive damages, including purported damages related to legal costs, exposure to legal liability, costs and expenses of responding to investigations related to our accounting, lost fees, attorneys’ fees, costs and expenses. Discovery is ongoing.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In re Fannie Mae ERISA Litigation

In a consolidated complaint filed on June 15, 2005, plaintiffs David Gwyer, Gloria Sheppard, and Terry Gagliolo allege that we and certain former officers and directors, as well as the Compensation Committee of our Board of Directors, violated the Employee Retirement Income Security Act of 1974 (“ERISA”) based on alleged breaches of fiduciary duty relating to accounting matters. The plaintiffs seek unspecified damages, attorneys’ fees, and other fees and costs, and other injunctive and equitable relief.

On December 18, 2009, the parties reached an agreement in principle to settle the suit. The amount of the settlement is not material.

2008 Class Action Lawsuits

Fannie Mae is a defendant in two consolidated class actions filed in 2008 and currently pending in the U.S. District Court for the Southern District of New York—In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. On February 11, 2009, the Judicial Panel on Multidistrict Litigation ordered that the cases be coordinated for pretrial proceedings. On October 13, 2009, the Court entered an order allowing FHFA to intervene in this case.

In re Fannie Mae 2008 Securities Litigation

In a consolidated complaint filed on June 22, 2009, lead plaintiffs Massachusetts Pension Reserves Investment Management Board and Boston Retirement Board (for common shareholders) and Tennessee Consolidated Retirement System (for preferred shareholders) allege that we, certain of our former officers, and certain of our underwriters violated of Sections 12(a)(2) and 15 of the Securities Act of 1933. Lead plaintiffs also allege that we, certain of our former officers, and our outside auditor, violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs purport to represent a class of persons who, between November 8, 2006 and September 5, 2008, inclusive, purchased or acquired (a) Fannie Mae common stock and options or (b) Fannie Mae preferred stock. Lead plaintiffs seek various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief.

On July 13, 2009, we and the other defendants against whom the Securities Act claims were asserted filed a motion to dismiss those claims. The Court granted this motion on November 24, 2009. On September 18, 2009, we and the remaining defendants filed motions to dismiss the Securities Exchange Act claims.

An individual plaintiff, Daniel Kramer, is seeking to have his Securities Act case heard in state court. Although the Court denied his motion to remand his case to state court, Kramer moved for the court to certify its ruling to the court of appeals for review. We opposed his motion, arguing that Kramer’s arguments on appeal are insufficient to support reversal.

In re 2008 Fannie Mae ERISA Litigation

In a consolidated complaint filed on September 11, 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs and injunctive and other equitable relief. On November 2, 2009, defendants filed motions to dismiss these claims, which are now fully briefed.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Investment Services v. Mudd, et al.

On May 13, 2009, Comprehensive Investment Services, Inc. filed an individual securities action against certain of our former officers and directors, and certain of our underwriters in the Southern District of Texas. Plaintiff alleges violations of Section 12(a)(2) of the Securities Act of 1933; violation of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of § 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2 billion offering of 8.25% non-cumulative preferred Series T stock. The complaint seeks various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On July 7, 2009, the Judicial Panel on Multidistrict Litigation transferred the case to the Southern District of New York, where it is currently coordinated with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation for pretrial purposes.

Investigation by the Securities and Exchange Commission

On September 26, 2008, we received notice of an ongoing investigation into Fannie Mae by the SEC regarding certain accounting and disclosure matters. On January 8, 2009, the SEC issued a formal order of investigation. We are cooperating with this investigation.

Investigation by the Department of Justice

On September 26, 2008, we received notice of an ongoing federal investigation by the U.S. Attorney for the Southern District of New York into certain accounting, disclosure and corporate governance matters. In connection with that investigation, Fannie Mae received a Grand Jury subpoena for documents. That subpoena was subsequently withdrawn. However, we have been informed that the Department of Justice is continuing an investigation. We are cooperating with this investigation.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. The plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied. Plaintiffs filed an amended complaint on December 16, 2005. On July 13, 2009, the Court denied plaintiffs’ motion for class certification. Plaintiffs have appealed the Court’s denial to the U.S. Court of Appeals for the Fifth Circuit and filed their opening brief on December 14, 2009. We filed an opposition brief on January 20, 2010.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unconditional Purchase and Lease Commitments

We have unconditional commitments related to the purchase of loans and mortgage-related securities. These include both on- and off-balance sheet commitments wherein a portion of these have been recorded as derivatives on our consolidated balance sheets. Unfunded lending represents off-balance sheet commitments for unutilized portion of lending agreements entered into with multi family borrowers.

We lease certain premises and equipment under agreements that expire at various dates through 2029. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $62 million, $50 million and $55 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table summarizes by remaining maturity, non cancelable future commitments related to loan and mortgage purchases, unfunded lending and operating leases as of December 31, 2009.

	As of December 31, 2009
	Loans and Mortgage-
	Related Securities(1)	Unfunded Lending	Operating Leases	Other(2)
	(Dollars in millions)

2010	$31,870	$194	$41	$112
2011	31	207	39	22
2012	1	247	34	14
2013	—	44	22	8
2014	—	—	14	—
Thereafter	—	1	38	—

Total	$31,902	$693	$188	$156

(1)	Includes $31.4 billion, which have been accounted for as mortgage commitment derivatives.

(2)	Includes purchase commitments for certain telecom services, computer software and services, and other agreements.

21.	Selected Quarterly Financial Information (Unaudited)

The condensed consolidated statements of operations for the quarterly periods in 2009 and 2008 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our condensed consolidated statements of operations. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)

Interest income:
Trading securities	$990	$923	$862	$1,084
Available-for-sale securities	3,721	3,307	3,475	3,115
Mortgage loans	5,598	5,611	5,290	5,022
Other	127	139	48	43

Total interest income	10,436	9,980	9,675	9,264

Interest expense:
Short-term debt	1,107	600	390	209
Long-term debt	6,081	5,645	5,455	5,358

Total interest expense	7,188	6,245	5,845	5,567

Net interest income	3,248	3,735	3,830	3,697

Guaranty fee income	1,752	1,659	1,923	1,877
Trust management income	11	13	12	4
Investment gains (losses), net	223	(45)	785	495
Other-than-temporary impairments	(5,653)	(1,097)	(1,018)	(1,289)
Less: Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	—	344	79	(1,227)

Net other-than-temporary impairments	(5,653)	(753)	(939)	(2,516)
Fair value gains (losses), net	(1,460)	823	(1,536)	(638)
Debt extinguishment losses, net	(79)	(190)	(11)	(45)
Losses from partnership investments	(357)	(571)	(520)	(5,287)
Fee and other income	181	184	182	186

Non-interest income (loss)	(5,382)	1,120	(104)	(5,924)

Administrative expenses:
Salaries and employee benefits	293	245	293	302
Professional services	143	180	178	183
Occupancy expenses	48	46	47	64
Other administrative expenses	39	39	44	63

Total administrative expenses	523	510	562	612
Provision for credit losses	20,334	18,225	21,896	12,171
Foreclosed property expense (income)	538	559	64	(251)
Other expenses	279	318	231	656

Total expenses	21,674	19,612	22,753	13,188

Loss before federal income taxes	(23,808)	(14,757)	(19,027)	(15,415)
Provision (benefit) for federal income taxes	(623)	23	(143)	(242)

Net loss	(23,185)	(14,780)	(18,884)	(15,173)
Less: Net (income) loss attributable to the noncontrolling interest	17	26	12	(2)

Net loss attributable to Fannie Mae	(23,168)	(14,754)	(18,872)	(15,175)
Preferred stock dividends	(29)	(411)	(883)	(1,151)

Net loss attributable to common stockholders	$(23,197)	$(15,165)	$(19,755)	$(16,326)

Loss per share—Basic and Diluted	$(4.09)	$(2.67)	$(3.47)	$(2.87)
Weighted-average common shares outstanding—Basic and Diluted	5,666	5,681	5,685	5,687

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)

Interest income:
Trading securities	$1,737	$1,376	$1,416	$1,349
Available-for-sale securities	3,085	3,087	3,295	3,747
Mortgage loans	5,662	5,769	5,742	5,519
Other	458	232	310	339

Total interest income	10,942	10,464	10,763	10,954

Interest expense:
Short-term debt	2,561	1,687	1,680	1,887
Long-term debt	6,691	6,720	6,728	6,387

Total interest expense	9,252	8,407	8,408	8,274

Net interest income	1,690	2,057	2,355	2,680

Guaranty fee income	1,752	1,608	1,475	2,786
Trust management income	107	75	65	14
Investment gains (losses), net	(56)	(376)	219	(33)
Net other-than-temporary impairments	(55)	(507)	(1,843)	(4,569)
Fair value gains (losses), net	(4,377)	517	(3,947)	(12,322)
Debt extinguishment gains (losses), net	(145)	(36)	23	(64)
Losses from partnership investments	(141)	(195)	(587)	(631)
Fee and other income	227	225	164	156

Non-interest income (loss)	(2,688)	1,311	(4,431)	(14,663)

Administrative expenses:
Salaries and employee benefits	286	304	167	275
Professional services	136	114	139	140
Occupancy expenses	54	55	52	66
Other administrative expenses	36	39	43	73

Total administrative expenses	512	512	401	554
Provision for credit losses	3,073	5,085	8,763	11,030
Foreclosed property expense	170	264	478	946
Other expenses	360	247	195	291

Total expenses	4,115	6,108	9,837	12,821

Loss before federal income taxes and extraordinary losses	(5,113)	(2,740)	(11,913)	(24,804)
Provision (benefit) for federal income taxes	(2,928)	(476)	17,011	142

Loss before extraordinary losses	(2,185)	(2,264)	(28,924)	(24,946)
Extraordinary losses, net of tax effect	(1)	(33)	(95)	(280)

Net loss	(2,186)	(2,297)	(29,019)	(25,226)
Less: Net (income) loss attributable to the noncontrolling interest	—	(3)	25	(1)

Net loss attributable to Fannie Mae	(2,186)	(2,300)	(28,994)	(25,227)
Preferred stock dividends	(322)	(303)	(419)	(25)

Net loss attributable to common stockholders	$(2,508)	$(2,603)	$(29,413)	$(25,252)

Basic and Diluted loss per share:
Loss before extraordinary losses	$(2.57)	$(2.51)	$(12.96)	$(4.42)
Extraordinary loss, net of tax effect	—	(0.03)	(0.04)	(0.05)

Basic and Diluted loss per share	$(2.57)	$(2.54)	$(13.00)	$(4.47)

Cash dividends per common share	$0.35	$0.35	$0.05	$—
Weighted-average common shares outstanding—Basic and Diluted	975	1,025	2,262	5,652

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Subsequent Event

With the adoption of new accounting standards on January 1, 2010, we will no longer recognize the acquisition of loans from the MBS trusts that we have consolidated as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as these loans will already be reflected on our consolidated balance sheet. Currently, the cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our portfolio is less than the cost of advancing delinquent payments to security holders. In light of these factors, on February 10, 2010, we announced that we expect to significantly increase our purchases of delinquent loans from single-family MBS trusts. We will begin purchasing these loans in March 2010. We expect to purchase a significant portion of the current delinquent population within a few months period subject to market, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We will continue to review the economics of purchasing loans that are four or more months delinquent in the future and may reevaluate our delinquent loan purchase practices and alter them if circumstances warrant.

FR001