Form 10-Q
period 2010-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2010-05-10
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of March 31, 2010, there were 1,117,363,226 shares of common stock of the registrant outstanding.

i

PART II—OTHER INFORMATION		186
Item 1.	Legal Proceedings	186
Item 1A.	Risk Factors	186
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	191
Item 3.	Defaults Upon Senior Securities	193
Item 4.	[Reserved]	193
Item 5.	Other Information	193
Item 6.	Exhibits	193
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2
Ex-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MD&A TABLE REFERENCE

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes, and the more detailed information contained in our 2009 Form 10-K.

This report contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Our actual results may differ materially from those reflected in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Risk Factors” and elsewhere in this report and in “Risk Factors” in our 2009 Form 10-K. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report.

You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2009 Form 10-K.

INTRODUCTION

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

EXECUTIVE SUMMARY

Our Mission, Objectives and Strategy

Our public mission is to support liquidity and stability in the secondary mortgage market and increase the supply of affordable housing. As we discuss below, we are concentrating our efforts on two of our objectives:

supporting liquidity, stability and affordability in the mortgage market and minimizing our credit losses from delinquent loans. Please see “Business—Executive Summary—Our Business Objectives and Strategy” in our 2009 Form 10-K for more information on our business objectives, which have been approved by FHFA.

Providing Mortgage Market Liquidity

We support liquidity and stability in the secondary mortgage market, serving as a stable source of funds for purchases of homes and multifamily housing and for refinancing existing mortgages. We provide this financing through the activities of our three complementary businesses: Single-Family Credit Guaranty, Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family and HCD businesses work with our lender customers to purchase and securitize mortgage loans they deliver to us into Fannie Mae MBS. Our Capital Markets group manages our investment activity in mortgage-related assets, funding investments primarily through proceeds we receive from the issuance of debt securities in the domestic and international capital markets. The Capital Markets group is increasingly focused on making short-term use of our balance sheet rather than on long-term buy and hold strategies and, in this role, the group works with lender customers to provide funds to the mortgage market through short-term financing, investing and other activities. These include whole loan conduit activities, early funding activities, dollar roll transactions, and Real Estate Mortgage Investment Conduit (“REMIC”) and other structured securitization activities, which we describe in more detail in our 2009 Form 10-K in “Business Segments—Capital Markets Group.”

During the first quarter of 2010, we purchased or guaranteed an estimated $191.4 billion in loans, measured by unpaid principal balance, which includes approximately $40 billion in delinquent loans we purchased in March 2010 from our MBS trusts, as we discuss below. Our purchases and guarantees financed approximately 516,000 conventional single-family loans, excluding delinquent loans purchased from our MBS trusts, and approximately 61,000 multifamily units.

We remained the largest single issuer of mortgage-related securities in the secondary market during the first quarter of 2010, with an estimated market share of new single-family mortgage-related securities of 40.8%, compared with 38.9% in the fourth quarter of 2009. In the coming months, we expect our market share may be adversely impacted by a shift of the market away from refinance activity if interest rates are higher and the Federal Housing Administration (“FHA”) continues to be the lower-cost option, and in some cases the only option, for loans with higher loan-to-value (“LTV”) ratios. In the multifamily market, we remain a constant source of liquidity and have been successful with our goal of expanding our multifamily MBS business and broadening our multifamily investor base.

During 2008 and early 2009 we made changes in our pricing and eligibility standards that were intended to promote sustainable homeownership and stability in the housing market, and that have resulted in the loans we have acquired since their implementation having, on average, a strong risk profile. The single-family loans we purchased or guaranteed in the first quarter of 2010 had an average original LTV ratio of 69%, an average FICO credit score of 758, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. As with all our loans, we expect the ultimate performance of these loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices. We expect that the loans we purchased or guaranteed in the first quarter of 2010 may have relatively slow prepayment speeds, and therefore remain in our book of business for an extended time, due to historically low interest rates during the first quarter of 2010, which resulted in our first quarter 2010 acquisitions having a weighted average interest rate of 4.9%. Whether our acquisitions for all of 2010 exhibit the same credit profile as our recent acquisitions will depend on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers’ eligibility standards, our future volume of loans acquired under our Refi Plustm initiative, and future activity by our competitors, including FHA and Freddie Mac. Improvements in the credit profile of our acquisitions since January 1, 2009 reflect changes we made in our pricing and eligibility standards, as well as changes mortgage insurers made to their eligibility standards. In addition, FHA’s role as the lower-cost option, or in some cases the only option, for loans with higher LTV ratios further reduced our acquisition of these types of loans.

The credit profile of our first quarter 2010 acquisitions was further enhanced by a significant percentage of our acquisitions representing refinanced loans, which generally have a stronger credit profile because refinancing demonstrates the borrower’s ongoing commitment to make their mortgage payment and desire to maintain homeownership. Refinancings represented 78% of our first quarter 2010 acquisitions. While refinanced loans have historically tended to perform better than loans used for initial home purchase, Home Affordable Refinance Program (“HARP”) loans may not ultimately perform as strongly as traditional refinanced loans because these loans, which relate to non-delinquent Fannie Mae mortgages that were refinanced, may have original LTV ratios of up to 125% and lower FICO credit scores than traditional refinanced loans.

Reducing Credit Losses

Challenging housing market and economic conditions continue to expose Fannie Mae to significant risk of credit losses. As of March 31, 2010, the percentage of loans in our conventional single-family guaranty book of business that were seriously delinquent, which means the loans were three or more months past due or in the foreclosure process, was 5.47%, and our combined loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business as of March 31, 2010, were $60.8 billion.

To reduce the credit losses we ultimately incur on our book of business, we are focusing our efforts on the following strategies:

•	Reducing defaults to avoid losses that would otherwise occur;

•	Pursuing foreclosure alternatives to reduce the severity of the losses we incur;

•	Managing foreclosure timelines efficiently to reduce our foreclosed property expenses;

•	Managing our real estate owned (“REO”) inventory to reduce costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders and providers of credit enhancement, including mortgage insurers.

Reducing Defaults.  We are working to reduce defaults through improving servicing, refinancing initiatives and solutions that help borrowers retain their homes, such as modifications.

•	Improved Servicing. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in our efforts to reduce defaults and pursue foreclosure alternatives. We seek to improve the servicing of delinquent loans through a variety of means, including improving our communications with and training of our servicers, increasing the number of our personnel who manage our servicers, directing servicers to contact borrowers at an earlier stage of delinquency and improve telephone communications with borrowers, and working with some of our servicers to establish “high-touch” servicing protocols designed for managing higher risk loans.

•	Refinancing Initiatives. Our refinancing initiatives help borrowers obtain a monthly payment that is more affordable now and into the future or a more stable loan product, such as a fixed-rate mortgage loan in lieu of an adjustable-rate mortgage loan, which may help prevent delinquencies and defaults. In the first quarter of 2010, as in the fourth quarter of 2009, we acquired or guaranteed approximately 417,000 loans that were refinancings, as mortgage rates remained at historically low levels. Our refinancing volume for the first quarter of 2010 includes approximately 142,000 loans refinanced through our Refi Plus initiative, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. On average, borrowers who refinanced during the first quarter of 2010 through our Refi Plus initiative reduced their monthly mortgage payments by $145. Of the loans refinanced through our Refi Plus initiative, approximately 54,000 loans were refinanced under HARP, which permits borrowers to benefit from lower levels of mortgage insurance and higher LTV ratios than those that would be allowed under our traditional standards.

•	Home Retention Solutions. Our home retention solutions are intended to help borrowers stay in their homes. We refer to these solutions, and other actions taken by our servicers with borrowers to resolve the problem of existing or potential delinquent loan payments, as “workouts.” Our home retention solutions include loan modifications, repayment plans and forbearances. In the first quarter of 2010, we completed home retention workouts for over 105,000 loans with an aggregate unpaid principal balance of $20.3 billion. On a loan count basis, this represented a 111% increase over home retention workouts completed in the fourth quarter of 2009. In the first quarter of 2010, we completed approximately 94,000 loan modifications, compared to approximately 42,000 loan modifications in the fourth quarter of 2009. Our modification statistics do not include trial modifications under the Home Affordable Modification Program (“HAMP”) until they become permanent modifications. A notable percentage of the 94,000 modifications we completed in the first quarter of 2010 were conversions of trial modifications under HAMP to permanent modifications under the program.

It is too early to determine how successful the loan modifications we completed during the first quarter of 2010 will ultimately be. Approximately 47% of loans we modified during the first nine months of 2009 were current or had paid off as of six months following the loan modification date, compared to approximately 37% of loans we modified during the first nine months of 2008. Please see “Risk Management—Single-Family Mortgage Credit Risk Management—Management of Problem Loans and Loan Workout Metrics” for a discussion of the significant uncertainty regarding the ultimate long term success of our modification efforts.

As Table 1 demonstrates, although our single-family serious delinquency rate increased during the first quarter of 2010 and remains high, our single-family serious delinquency rate grew at a much slower rate during the first quarter of 2010 than during each quarter of 2009. This slowing in the rate of increase of our serious delinquency rate is partly the result of the home retention workouts we completed during the quarter, as well as the foreclosure alternative workouts we discuss below. We believe that growth in our serious delinquency rate during the first quarter was also slowed by improved employment trends in the economy.

Pursuing Foreclosure Alternatives.  If we are unable to provide a viable home retention solution for a problem loan, we seek to offer foreclosure alternatives, primarily preforeclosure sales and deeds-in-lieu of foreclosure. These alternatives reduce the severity of our loss resulting from a borrower’s default while permitting the borrower to avoid going through a foreclosure. In the first quarter of 2010, we completed approximately 17,300 preforeclosure sales and deeds-in-lieu of foreclosures, compared with approximately 13,500 in the fourth quarter of 2009. We have increasingly relied on foreclosure alternatives as a growing number of borrowers have faced longer-term economic hardships that cannot be solved through a home retention solution, and we expect the volume of our foreclosure alternatives to increase in 2010.

Managing Foreclosure Timelines Efficiently.  We are working to manage our foreclosure timelines efficiently to reduce our foreclosed property expenses. As of March 31, 2010, 29% of the loans in our conventional single-family guaranty book of business that were seriously delinquent were in the process of foreclosure.

Managing our REO Inventory.  Since January 2009, we have strengthened our REO sales capabilities by significantly increasing the number of resources in this area, and we are working to manage our REO inventory to reduce costs and maximize sales proceeds. During the first quarter of 2010, we acquired approximately 62,000 foreclosed single-family properties, up from approximately 47,000 during the fourth quarter of 2009, and we disposed of approximately 38,000 single-family properties. The carrying value of the single-family REO we held as of March 31, 2010 was $11.4 billion, and we expect our REO inventory to increase significantly throughout 2010.

Pursuing Contractual Remedies.  We conduct reviews of delinquent loans and, when we discover loans that do not meet our underwriting and eligibility requirements, we make demands for lenders to repurchase these loans or compensate us for losses sustained on the loans, as well as requests for repurchase or compensation for loans for which the mortgage insurer rescinds coverage. During the first quarter of 2010, lenders repurchased approximately $1.8 billion in loans from us, measured by unpaid principal balance, pursuant to their contractual obligations. We are also pursuing contractual remedies from providers of credit enhancement on our loans, including mortgage insurers. We received proceeds under our mortgage insurance policies for single-family loans of $1.5 billion for the three months ended March 31, 2010. Please see “Risk Management—Institutional Counterparty Credit Risk Management” for a discussion of our high balance of outstanding repurchase and reimbursement requests and outstanding receivables from mortgage insurers, as well as the risk that one or more of these counterparties fails to fulfill its obligations to us.

A key theme underlying our strategies for reducing our credit losses is reducing delays. We believe that repayment plans, short-term forbearances and loan modifications can be most effective in preventing defaults when completed at an early stage of delinquency. Similarly, we believe that our foreclosure alternatives are more likely to be successful in reducing our loss severity if they are executed expeditiously. Accordingly, it is important to work with delinquent borrowers early in the delinquency to determine whether a home retention or foreclosure alternative will be viable and, where none is, to reduce delays in proceeding to foreclosure and obtaining recoveries. Minimizing delays prior to foreclosure and focusing on maximizing sales proceeds and recoveries from lenders and credit enhancers also accelerate our receipt of recoveries.

The actions we have taken to stabilize the housing market and minimize our credit losses have had and may continue to have, at least in the short term, a material adverse effect on our results of operations and financial condition, including our net worth. See “Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” for information on HAMP’s financial impact on us during the first quarter of 2010 and the $7.6 billion we incurred in impairments in connection with HAMP during the quarter. These actions have been undertaken with the goal of reducing our future credit losses below what they otherwise would have been. It is difficult to predict how effective these actions ultimately will be in reducing our credit losses and, in the future, it may be difficult to measure the impact our actions ultimately have on our credit losses.

Credit Performance

Table 1 presents information for the first quarter of 2010 and for each quarter of 2009 about the credit performance of mortgage loans in our single-family guaranty book of business and our loan workouts. The workout information in Table 1 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications under HAMP that have not become permanent.

Table 1:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2010	2009					2008
		Full					Full
	Q1	Year	Q4	Q3	Q2	Q1	Year
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	5.47%	5.38%	5.38%	4.72%	3.94%	3.15%	2.42%
Nonperforming loans(3)	$222,892	$215,505	$215,505	$197,415	$170,483	$144,523	$118,912
Foreclosed property inventory:
Number of properties	109,989	86,155	86,155	72,275	62,615	62,371	63,538
Carrying value	$11,423	$8,466	$8,466	$7,005	$6,002	$6,215	$6,531
Combined loss reserves(4)	$58,900	$62,312	$62,312	$64,200	$53,844	$40,882	$24,498
During the period:
Foreclosed property (number of properties):
Acquisitions(5)	61,929	145,617	47,189	40,959	32,095	25,374	94,652
Dispositions	(38,095)	(123,000)	(33,309)	(31,299)	(31,851)	(26,541)	(64,843)
Single-family credit-related expenses(6)	$11,926	$71,320	$10,943	$21,656	$18,391	$20,330	$29,725
Single-family credit losses(7)	$5,062	$13,362	$3,976	$3,620	$3,301	$2,465	$6,467
Loan workout activity (number of loans):
Total home retention loan workouts(8)	105,026	160,722	49,871	37,431	33,098	40,322	112,247
Preforeclosure sales and
deeds-in-lieu of foreclosure	17,326	39,617	13,459	11,827	8,360	5,971	11,696

Total loan workouts	122,352	200,339	63,330	49,258	41,458	46,293	123,943

Total loan workouts as a percentage
of delinquent loans in our single-family guaranty book of business(9)	31.59%	12.24%	15.48%	12.98%	12.42%	16.12%	11.32%

(1)	Our single-family guaranty book of business consists of (a) single-family mortgage loans held in our mortgage portfolio, (b) single-family Fannie Mae MBS held in our mortgage portfolio, (c) single-family Fannie Mae MBS from unconsolidated trusts, and (d) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our mortgage portfolio for which we do not provide a guaranty.

(2)	Calculated based on the number of conventional single-family loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our conventional single-family guaranty book of business. We include all of the conventional single-family loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonperforming loans, including troubled debt restructurings and HomeSaver Advance first-lien loans, which are unsecured personal loans in the amount of past due payments used to bring mortgage loans current, that are on accrual status. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

(4)	Consists of the allowance for loan losses for loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. Prior period amounts have been restated to conform to the current period presentation. The amount shown as of March 31, 2010 reflects a decrease from the amount shown as of December 31, 2009 as a result of the adoption of the new accounting standards.

(5)	Includes acquisitions through deeds-in-lieu of foreclosure.

(6)	Consists of the provision for loan losses, the provision (benefit) for guaranty losses and foreclosed property expense.

(7)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans.

(8)	Consists of (a) modifications, which do not include trial modifications under HAMP or repayment plans or forbearances that have been initiated but not completed; (b) repayment plans and forbearances completed and (c) HomeSaver Advance first-lien loans. See “Table 38: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management” for additional information on our various types of loan workouts.

(9)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

New Accounting Standards and Consolidation of a Substantial Majority of our MBS Trusts

Effective January 1, 2010, we prospectively adopted new accounting standards on the transfers of financial assets and the consolidation of variable interest entities. We refer to these accounting standards together as the “new accounting standards.” In this report, we also refer to January 1, 2010 as the “transition date.”

Impact on our Condensed Consolidated Financial Statements

Our adoption of the new accounting standards had a major impact on the presentation of our condensed consolidated financial statements. The new standards require that we consolidate the substantial majority of Fannie Mae MBS trusts we guarantee and recognize the underlying assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities in our condensed consolidated balance sheets.

Although the new accounting standards did not change the economic risk to our business, we recorded a decrease of $3.3 billion in our total deficit as of January 1, 2010 to reflect the cumulative effect of adopting these new standards. We provide a detailed discussion of the impact of the new accounting standards on our accounting and financial statements in “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities.” The table below sets forth the most significant changes to our condensed consolidated financial statements resulting from consolidation of these MBS trusts.

Financial Statement	Accounting and Presentation Changes

Balance Sheet	•	Significant increase in loans and debt and decrease in trading and available-for-sale securities
	•	Separate presentation of the elements of the consolidated MBS trusts (such as mortgage loans, debt, accrued interest receivable and payable) on the face of our condensed consolidated balance sheets
	•	Significant increase in allowance for loan losses and significant decrease in reserve for guaranty losses
	•	Elimination of substantially all previously recorded guaranty assets and guaranty obligations

Statement of Operations	•	Significant increase in interest income and interest expense attributable to the assets and liabilities of the consolidated MBS trusts, and separate presentation of the elements of the consolidated MBS trusts (interest income and interest expense) on the face of our condensed consolidated statements of operations
	•	Reclassification of the substantial majority of guaranty fee income and trust management income to interest income
	•	Decrease to the provision for credit losses (which consists of the provision for loan losses and provision for guaranty losses) and corresponding decrease in net interest income due to recognizing interest expense on the debt of consolidated MBS trusts and not accruing interest income on underlying nonperforming consolidated loans
	•	Elimination of fair value losses on credit-impaired loans acquired from MBS trusts we have consolidated, as the underlying loans in our MBS trusts are already recognized in our condensed consolidated balance sheets
	•	Portfolio securitization transactions that reflect transfers of assets to consolidated MBS trusts do not qualify as sales, thereby reducing the amount we recognize as portfolio securitization gains and losses. We also no longer record gains or losses on the sale from our portfolio of available-for-sale MBS securities that were issued by consolidated MBS trusts, because these securities are eliminated in consolidation
	•	Elimination of fair value gains or losses on trading MBS issued by consolidated MBS trusts, which reduces the amount of securities subject to recognition of changes in fair value in our condensed consolidated statements of operations

Statement of Cash Flows	•	Significant change in the amounts of cash flows from investing and financing activities

Upon adopting the new accounting standards, we changed the presentation of segment financial information that is currently evaluated by management, as we discuss in “Business Segment Results—Changes to Segment Reporting.”

Purchases from our Single-Family MBS Trusts

With our adoption of the new accounting standards, we no longer recognize the acquisition of a credit-impaired loan from the majority of our MBS trusts as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as they are now consolidated and the loan is already reflected in our condensed consolidated balance sheets at the time of acquisition. Without these fair value losses, the cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our portfolio is less than the cost of advancing delinquent payments to holders of the Fannie Mae MBS. As a result, we have begun to significantly increase our purchases of delinquent loans from single-family MBS trusts to reduce our costs associated with these loans. Under our single-family MBS trust documents, we have the option to purchase from our MBS trusts loans that are delinquent as to four or more consecutive monthly payments. In March 2010, we purchased approximately 216,000 delinquent loans with an unpaid principal balance of approximately $40 billion from MBS trusts, which increased our Capital Markets’ mortgage portfolio balance. As of March 31, 2010, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent four or more months was approximately $94 billion. In April 2010, we purchased approximately 229,000 delinquent loans with an unpaid principal balance of approximately $46 billion from our MBS trusts. We expect to continue to purchase a significant portion of the remaining delinquent population within a few months subject to market conditions, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to our senior preferred stock purchase agreement with Treasury.

Summary of our Financial Performance for the First Quarter of 2010

Our financial results for the first quarter of 2010 reflect the continued weakness in the housing and mortgage markets, which showed some signs of stabilization in the first quarter of 2010 but which remain under pressure due to high levels of unemployment and underemployment.

Net loss.  We recorded a net loss of $11.5 billion for the first quarter of 2010, primarily driven by credit-related expenses of $11.9 billion and fair value losses of $1.7 billion, which were partially offset by net interest income of $2.8 billion. Including dividends on senior preferred stock, the net loss attributable to common stockholders we recorded for the first quarter of 2010 was $13.1 billion and our diluted loss per share was $2.29. In comparison, we recorded a net loss of $15.2 billion, a net loss attributable to common stockholders of $16.3 billion and a diluted loss per share of $2.87 for the fourth quarter of 2009. We recorded a net loss and a net loss attributable to common stockholders of $23.2 billion and a diluted loss per share of $4.09 for the first quarter of 2009.

The $3.6 billion decrease in our net loss in the first quarter of 2010 compared with the fourth quarter of 2009 was primarily due to:

•	a $5.2 billion decrease in losses from partnership investments due to our recognition of $5.0 billion in the fourth quarter of 2009 in other-than-temporary impairment losses on our low-income housing tax credit (“LIHTC”) investments; and

•	a $2.3 billion decrease in net other-than-temporary impairments on our available-for-sale securities.

The decrease in losses was partially offset by an increase in fair value losses, net of $1.1 billion and a $2.7 billion decrease in revenue primarily due to our adoption of the new accounting standards, which resulted in the following impacts:

•	Upon adoption we consolidated the substantial majority of Fannie Mae MBS trusts in our condensed consolidated balance sheet, which significantly increased the amount of nonperforming loans recognized in our condensed consolidated balance sheets and therefore our forgone interest. Prior to our adoption of the new accounting standards, these loans backed unconsolidated MBS trusts, and we reflected expectations about the collectibility of interest payments through our provision for guaranty losses.

•	We eliminated substantially all of our guaranty-related assets and liabilities in our condensed consolidated balance sheet upon adoption of the new accounting standards, and therefore for consolidated trusts we no longer recognize income or loss from amortizing these assets and liabilities or from changes in their fair value.

The $11.7 billion decrease in our net loss in the first quarter of 2010 compared with the first quarter of 2009 was primarily due to:

•	a $9.0 billion decrease in credit-related expenses primarily because the credit quality of our guaranty book of business deteriorated at a much faster pace in the first quarter of 2009 than during the first quarter of 2010; and

•	a $5.4 billion decrease in net other-than-temporary impairments on our available-for-sale securities driven by a change in the impairment accounting standard on April 1, 2009 that resulted in our recognizing only the credit portion of other-than-temporary impairment in our condensed consolidated statements of operations.

The decrease in losses compared with the first quarter of 2009 was partially offset by a $2.2 billion decrease in net revenue that was primarily due to the adoption of the new accounting standards.

Net Worth.  We had a net worth deficit of $8.4 billion as of March 31, 2010, compared with a net worth deficit of $15.3 billion as of December 31, 2009. Our net worth as of March 31, 2010 was negatively impacted by the recognition of our net loss of $11.5 billion and senior preferred stock dividends of $1.5 billion. These reductions in our net worth were offset by our receipt of $15.3 billion in funds from Treasury on March 31, 2010 under our senior preferred stock purchase agreement with Treasury, as well as from a $3.3 billion benefit due to the cumulative effect of our adoption of the new accounting standards. Our net worth, which is the basis for determining the amount that Treasury has committed to provide us under the senior preferred stock purchase agreement, equals the “Total deficit” reported in our condensed consolidated balance sheet. In May 2010, the Acting Director of FHFA submitted a request to Treasury on our behalf for $8.4 billion to eliminate our net worth deficit as of March 31, 2010. When Treasury provides the requested funds, the aggregate liquidation preference on the senior preferred stock will be $84.6 billion, which will require an annualized dividend of approximately $8.5 billion. This amount exceeds our reported annual net income for each of the last eight fiscal years, in most cases by a significant margin.

Credit-Related Expenses and Credit Losses.  Our credit-related expenses, which consist of the provision for loan losses and the provision for guaranty losses (collectively referred to as the “provision for credit losses”) plus foreclosed property expense, were $11.9 billion for the first quarter of 2010. Due to our adoption of the new accounting standards, effective January 1, 2010, we no longer recognize fair value losses on credit-impaired loans newly acquired from MBS trusts that we consolidated, which affects our provision for credit losses. During the first quarter of 2010 we recognized a higher level of impairments as compared with the fourth quarter of 2009 because loan modifications, which result in the loans being treated as individually impaired, increased substantially. In aggregate, the increase in individual impairment, as well as the high level of nonperforming loans, delinquencies, and defaults due to the general deterioration in our guaranty book of business, resulted in our provision for credit losses for the first quarter of 2010 of $11.9 billion decreasing only slightly from our $12.2 billion provision for credit losses in the fourth quarter of 2009, despite the reduction in fair-value losses on credit-impaired loans acquired from MBS trusts.

Credit-related expenses are included in our condensed consolidated statements of operations. Our credit losses, by contrast, are not defined within generally accepted accounting principles, or GAAP, and may not be calculated in the same manner as similarly titled measures reported by other companies. We measure our credit losses as our charge-offs, net of recoveries, plus our foreclosed property expense, adjusted to eliminate the impact associated with our HomeSaver Advance loans (unsecured personal loans used to bring mortgage loans current) and our acquisition of credit-impaired loans from MBS trusts. Our credit losses increased to $5.1 billion in the first quarter of 2010 from $4.1 billion in the fourth quarter of 2009 and $2.5 billion in the first quarter of 2009. The increase in our credit losses from the fourth quarter of 2009 primarily reflects the increase in the number of defaults, which was partially offset by a slight reduction in loss severity. While the level of our credit losses increased, it remained substantially lower than our credit-related expenses during the first quarter of 2010, due partly to our home retention and foreclosure alternative efforts, and partly to changes in the foreclosure process in a number of states and foreclosure processing backlogs in some jurisdictions. During the first quarter of 2010, our loss severity and average initial charge-off per default declined slightly but remained high. Please see “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” in our 2009 Form 10-K for more detail on how we measure our credit losses.

Loss Reserves.  Our combined loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, decreased as of January 1, 2010 compared to December 31, 2009 as a result of our adoption of the new accounting standards. Our combined loss reserves were $60.8 billion as of March 31, 2010, compared to $53.8 billion as of January 1, 2010 and $64.4 billion as of December 31, 2009. Our loss reserve coverage to total nonperforming loans decreased to 27.15% as of March 31, 2010 from 29.73% as of December 31, 2009.

Housing and Mortgage Market and Economic Conditions

The housing sector, while still fragile, continued to show some signs of stabilization and improvement in the first quarter of 2010. During the first quarter of 2010, the U.S. economy continued to emerge from the severe economic recession that started in December 2007, with the U.S. gross domestic product, or GDP, rising by 3.2% on an annualized basis during the quarter, according to the Bureau of Economic Analysis advance estimate.

However, the housing market remains under pressure due to high levels of unemployment and underemployment. Unemployment was 9.7% in March 2010, a decrease from 10.0% in December 2009, based on data from the U.S. Bureau of Labor Statistics. The Mortgage Bankers Association National Delinquency Survey reported that, as of December 31, 2009, the most recent date for which information is available, 9.67% of borrowers were seriously delinquent (90 days or more past due or in the foreclosure process), which we estimate represents approximately five million mortgages.

The supply of single-family homes as measured by the inventory/sales ratio remains above long-term average levels, with significant regional variation. Some regions, such as Florida, are struggling with large inventory overhang while others, such as California, are experiencing nearly depleted inventories in lower priced homes. Properties that are vacant and held off the market, combined with the portion of the estimated five million seriously delinquent mortgages not currently listed for sale, represent a shadow inventory putting downward pressure on both home prices and rents.

We estimate that, although home prices have improved in some geographic regions, home prices on a national basis declined by 1.5% in the first quarter of 2010 and have declined by 18.4% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available. As we have previously disclosed, the decline in home prices has left many homeowners with “negative equity” in their mortgages, which means their principal balance exceeds the current market value of their home. This provides an incentive for borrowers to walk away from their mortgage obligations and for the loans to become delinquent and proceed to foreclosure.

Preliminary data for the first quarter of 2010 indicate that multifamily housing fundamentals are showing the first signs of improvement. Unemployment, the slow economic recovery, and below-average household formations continue to depress the multifamily sector, with apartment property sales, occupancy levels, and asking rents remaining at depressed levels. However, the estimated national vacancy rate appears to have decreased in the first quarter of 2010. In addition, asking rents appear to have held steady and perhaps increased slightly, according to preliminary third-party data, and apartment property sales increased slightly during the quarter. The anticipated volume of new multifamily loans remains uncertain. Although the number of distressed multifamily properties remains elevated, properties are not showing up on the sales market as lenders and servicers appear to be entering into workouts and extensions, instead of pursuing foreclosures. This could result in fewer multifamily properties being offered for sale or refinanced and may constrain the amount of new multifamily loan origination volume in 2010.

See “Risk Factors” in our 2009 Form 10-K for a description of risks to our business associated with the weak economy and housing market.

Outlook

Overall Market Conditions.  We expect weakness in the housing and mortgage markets to continue throughout 2010. Home sales fell during the first quarter of 2010. However, we expect the temporary tax credit combined with a seasonal increase in home sales in the second quarter and historically low mortgage rates to support increased sales in the second quarter of 2010 before the pace slows again in the third quarter. We also expect home sales to start a longer term growth path by the end of 2010, if the labor market shows improvement. The continued deterioration in the performance of outstanding mortgages, however, will result in the foreclosure of troubled loans, which is likely to add to the excess housing inventory. If, as we expect, interest rates rise modestly, the pace at which the excess inventory is absorbed will decline.

We expect that during 2010: (1) default and severity rates will remain heightened, (2) home prices will decline slightly further on a national basis, more in some geographic areas than in others, and (3) the level of foreclosures will increase. We also expect the level of multifamily defaults and serious delinquencies to increase further during 2010. All of these conditions, including the level of single-family delinquencies, may worsen if the unemployment rate increases on either a national or regional basis. We expect the decline in residential mortgage debt outstanding to continue through 2010, which would mark three consecutive annual declines. Approximately 78% of our single-family business in the first quarter of 2010 consisted of refinancings. In the coming months, we expect a shift of the market away from refinance activity if interest rates increase, which will be somewhat offset by a seasonal increase in home sales. We expect these trends, combined with an expected decline in total originations in 2010, will have an adverse impact on our business volumes during the remainder of 2010.

Home Price Declines:  Following a decline of approximately 2.9% in 2009, we expect that home prices on a national basis will decline slightly in 2010 before stabilizing, and that the peak-to-trough home price decline on a national basis will range between 18% and 23%. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment regarding a variety of critical assumptions we make when formulating these estimates, including: the effect of actions the federal government has taken and may take with respect to the national economic recovery; the impact of the end of the Federal Reserve’s MBS purchase program; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our 18% to 23% peak-to-trough home price decline estimate compares with an approximately 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas the S&P/Case-Shiller index weights expectations based on property value, causing home price declines on higher priced homes to have a greater effect on the overall result; and (2) contrary to the S&P/Case-Shiller index, our estimates do not include known sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values. The S&P/Case-Shiller comparison numbers are calculated using our models and assumptions, but modified to use these two factors (weighting of expectations based on property value and the inclusion of foreclosed property sales). In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based only on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference.

Credit-Related Expenses.  We expect that our credit-related expenses will remain high in 2010, as we believe that the level of our nonperforming loans will remain elevated for a period of time. We expect that, if current trends continue, our credit-related expenses could be lower in 2010 than in 2009. Our expectations for single-family credit-related expenses are based on several factors, including: (1) the decrease in average loss severities compared to 2009 as home price declines have begun to moderate and prices have stabilized in some regions; (2) our current expectation that, as 2010 progresses, the pace at which loans become delinquent will moderate which, coupled with an increase in the pace of foreclosures and problem loan workouts, will result in a slower rate of increase in, and possibly a leveling of, delinquencies; and (3) that, as a result of our adoption of the new accounting standards, we no longer recognize the acquisition of a credit-impaired loan from the majority of our MBS trusts as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as they are now consolidated and the loan is already reflected in our condensed consolidated balance sheets at the time of acquisition.

Credit Losses.  We expect that our single-family and multifamily credit losses will continue to increase during 2010 as a result of anticipated continued high unemployment and overall economic weakness, which will contribute to an expected increase in our charge-offs as we pursue foreclosure alternatives and foreclosures on seriously delinquent loans for which we are not able to provide a sustainable home retention workout solution.

Uncertainty Regarding our Long-Term Financial Sustainability and Future Status.  We expect that the actions we take to stabilize the housing market and minimize our credit losses will continue to have, in the short term at least, a material adverse effect on our results of operations and financial condition, including our net worth. There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses and credit losses to vary significantly from our current expectations. Although Treasury’s funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial. Given our expectations regarding future losses and draws from Treasury, we do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future. As a result of these factors, there is significant uncertainty as to our long-term financial sustainability.

In addition, there is uncertainty regarding the future of our business after the conservatorship is terminated, including whether we will continue in our current form, and we expect this uncertainty to continue. On April 14, 2010, the Obama Administration released seven broad questions for public comment on the future of the housing finance system, including Fannie Mae and Freddie Mac, and announced that it would hold a series of public forums across the country on housing finance reform. Treasury Secretary Geithner testified in March 2010 that the administration expects to present its proposals for reform to Congress “next year.” We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding longer-term reform of Fannie Mae, Freddie Mac and the Federal Home Loan Banks (the “GSEs”). Please see “GSE Reform and Pending Legislation” in our 2009 Form 10-K for a discussion of legislation being considered that could affect our business, including a list of possible reform options for the GSEs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” of this report and in our 2009 Form 10-K.

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” and “Risk Management—Model Risk Management” for a discussion of the risk associated with the use of models as well as “MD&A—Critical Accounting Policies and Estimates” in our 2009 Form 10-K for additional information about our accounting policies we have identified as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:

•	Fair Value Measurement

•	Allowance for Loan Losses and Reserve for Guaranty Losses

•	Other-Than-Temporary Impairment of Investment Securities

Effective January 1, 2010, we adopted the new accounting standards on the transfers of financial assets and the consolidation of variable interest entities. Refer to “Note 1, Summary of Significant Accounting Policies” and “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for additional information.

We provide below information about our Level 3 assets and liabilities as of March 31, 2010 compared to December 31, 2009 and describe any significant changes in the judgments and assumptions we made during the first quarter of 2010 in applying our critical accounting policies and significant changes to critical estimates as well as the impact of the new accounting standards on our allowance for loan losses and reserve for guaranty losses.

Fair Value Measurement

The use of fair value to measure our assets and liabilities is fundamental to our financial statements and is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation measurement techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 16, Fair Value.”

Fair Value Hierarchy—Level 3 Assets and Liabilities

The assets and liabilities that we have classified as Level 3 in the fair value hierarchy consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 financial instruments consist of certain mortgage- and asset-backed securities and residual interests, certain mortgage loans, acquired property, partnership investments, our guaranty assets and buy-ups, our master servicing assets and certain highly structured, complex derivative instruments.

Table 2 presents a comparison, by balance sheet category, of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis and classified as Level 3 as of

March 31, 2010 and December 31, 2009. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 2:  Level 3 Recurring Financial Assets at Fair Value

	As of
	March 31,	December 31,
Balance Sheet Category	2010	2009
	(Dollars in millions)

Trading securities	$6,724	$8,861
Available-for-sale securities	35,830	36,154
Derivatives assets	146	150
Guaranty assets and buy-ups	11	2,577

Level 3 recurring assets	$42,711	$47,742

Total assets	$3,293,755	$869,141
Total recurring assets measured at fair value	$193,140	$353,718
Level 3 recurring assets as a percentage of total assets	1%	5%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	22%	13%
Total recurring assets measured at fair value as a percentage of total assets	6%	41%

The decrease in assets classified as Level 3 during the first quarter of 2010 includes a $2.6 billion decrease due to derecognition of guaranty assets and buy-ups at the transition date as well as net transfers of approximately $2.5 billion in assets to Level 2 from Level 3. The assets transferred from Level 3 consist primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities.

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include held-for-sale loans, held-for-investment loans, acquired property and partnership investments. The fair value of these Level 3 nonrecurring financial assets totaled $11.2 billion during the first quarter of 2010, and $21.2 billion during the year ended December 31, 2009.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $653 million as of March 31, 2010 and $601 million as of December 31, 2009, and derivatives liabilities with a fair value of $6 million as of March 31, 2010 and $27 million as of December 31, 2009.

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans classified as held for investment, including both loans held by us and by consolidated Fannie Mae MBS trusts. We maintain a reserve for guaranty losses for loans held in unconsolidated Fannie Mae MBS trusts we guarantee and loans that we have guaranteed under long-term standby commitments. We report the allowance for loan losses and reserve for guaranty losses as separate line items in our condensed consolidated balance sheets. These amounts, which we collectively refer to as our combined loss reserves, represent probable losses incurred in our guaranty book of business as of the balance sheet date. The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in loans held for investment. The reserve for guaranty losses is a liability account in our condensed consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also an estimate of any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. We maintain separate loss reserves for single-family and multifamily loans. Our single-family and multifamily loss reserves consist of a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans.

We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. We continually monitor delinquency and default trends and make changes in our historically developed assumptions and estimates as necessary to better reflect present conditions, including current trends in borrower risk and/or general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. We also consider the recoveries that we will receive on mortgage insurance and other credit enhancements entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction, as such recoveries reduce the severity of the loss associated with defaulted loans. Due to the stress in the housing and credit markets, and the speed and extent of deterioration in these markets, our process for determining our loss reserves has become significantly more complex and involves a greater degree of management judgment than prior to this period of economic stress.

Single-Family Loss Reserves

We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in troubled debt restructurings, certain nonperforming loans in MBS trusts and acquired credit-impaired loans that have been further impaired subsequent to acquisition. The single-family loss reserve for individually impaired loans is a growing portion of the total single-family reserve and will continue to grow in conjunction with our modification efforts. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan or the effective interest rate at acquisition for a credit-impaired loan. However, when foreclosure is probable, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive.

We establish a collective single-family loss reserve for all other single-family loans in our single-family guaranty book of business using an econometric model that estimates the probability of default of loans to derive an overall loss reserve estimate given multiple factors such as: origination year, mark-to-market LTV ratio, delinquency status and loan product type. We believe that the loss severity estimates used in determining our loss reserves reflect current available information on actual events and conditions as of each balance sheet date, including current home prices. Our loss severity estimates do not incorporate assumptions about future changes in home prices. We do, however, use a one-quarter look back period to develop our loss severity estimates for all loan categories.

Combined Loss Reserves

Upon recognition of the mortgage loans held by newly consolidated trusts at the transition date of our adoption of the new accounting standards, we increased our “Allowance for loan losses” by $43.6 billion and decreased our “Reserve for guaranty losses” by $54.1 billion. The decrease in our combined loss reserves of $10.5 billion reflects the difference in the methodology used to estimate incurred losses under our allowance for loan losses versus our reserve for guaranty losses and recording the portion of the reserve related to accrued interest to “Allowance for accrued interest receivable” in our condensed consolidated balance sheets. Our guaranty reserve considers not only the principal and interest due on a loan at the current balance sheet date, but also any interest payments expected to be missed from the balance sheet date until the point of loan acquisition or foreclosure. However, our loan loss allowance is an asset valuation allowance, and thus we consider only our net recorded investment in the loan at the balance sheet date, which includes only interest income accrued while the loan was on accrual status.

Upon adoption of the new accounting standards, we derecognized the substantial majority of the “Reserve for guaranty losses” relating to loans in previously unconsolidated trusts that were consolidated in our condensed consolidated balance sheet. We continue to record a reserve for guaranty losses related to loans in unconsolidated trusts and to loans that we have guaranteed under long-term standby commitments.

In addition to recognizing mortgage loans held by newly consolidated trusts at the transition date, we also recognized the associated accrued interest receivable from the mortgage loans held by the newly consolidated trusts. The accrued interest included delinquent interest on such loans which was previously considered in estimating our “Reserve for guaranty losses.” As a result, at transition, we reclassified $7.0 billion from our “Reserve for guaranty losses” to a valuation allowance within “Accrued interest receivable, net” in our condensed consolidated balance sheet.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a discussion of our condensed consolidated results of operations for the periods indicated. You should read this section together with our condensed consolidated financial statements including the accompanying notes.

As discussed in “Executive Summary,” prospectively adopting the new accounting standards had a significant impact on the presentation and comparability of our condensed consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. While some line items in our condensed consolidated statements of operations were not impacted, others were impacted materially, which reduces the comparability of our results for the first quarter of 2010 with results of prior periods. The following table describes the impact to our first quarter 2010 results for those line items that were impacted significantly as a result of our adoption of the new accounting standards.

Item		Consolidation Impact
Net interest income	•	We now recognize the underlying assets and liabilities of the substantial majority of our MBS trusts in our condensed consolidated balance sheets, which increases both our interest-earning assets and interest-bearing liabilities and related interest income and interest expense.
	•	Contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 are recognized into interest income.
	•	We now include nonperforming loans from the majority of our MBS trusts in our consolidated financial statements, which decreases our net interest income as we do not recognize interest income on these loans while we continue to recognize interest expense for amounts owed to MBS certificateholders.
	•	Trust management income and certain fee income from consolidated trusts are now recognized as interest income.

Guaranty fee income	•	Upon adoption of the new accounting standards, we eliminated substantially all of our guaranty-related assets and liabilities in our condensed consolidated balance sheets. As a result, consolidated trusts’ deferred cash fees and non-cash fees through December 31, 2009 were recognized into our total deficit through the transition adjustment effective January 1, 2010, and we no longer recognize income or loss from amortizing these assets and liabilities nor do we recognize changes in their fair value. As noted above, we now recognize both contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 through interest income, thereby reducing guaranty fee income to only those amounts related to unconsolidated trusts and other credit enhancements arrangements, such as our long-term standby commitments.

Credit-related expenses	•	As the majority of our trusts are consolidated, we no longer record fair value losses on credit-impaired loans acquired from the substantial majority of our trusts.
	•	The substantial majority of our combined loss reserves are now recognized in our allowance for loan losses to reflect the loss allowance against the consolidated mortgage loans. We use a different methodology to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses which will reduce our credit-related expenses.

Investment gains (losses), net	•	Our portfolio securitization transactions that reflect transfers of assets to consolidated trusts do not qualify as sales, thereby reducing the amount we recognize as portfolio securitization gains and losses.
	•	We no longer designate the substantial majority of our loans held for securitization as held for sale as the substantial majority of related MBS trusts will be consolidated, thereby reducing lower of cost or fair value adjustments.
	•	We no longer record gains or losses on the sale from our portfolio of the substantial majority of our available-for-sale MBS because these securities were eliminated in consolidation.

Fair value gains (losses), net	•	We no longer record fair value gains or losses on the majority of our trading MBS, thereby reducing the amount of securities subject to recognition of changes in fair value in our condensed consolidated statement of operations.

Other expenses	•	Upon purchase of MBS securities issued by consolidated trusts where the purchase price of the MBS does not equal the carrying value of the related consolidated debt, we recognize a gain or loss on debt extinguishment.

See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for a further discussion of the impacts of the new accounting standards on our condensed consolidated financial statements.

Table 3 summarizes our condensed consolidated results of operations for the periods indicated.

Table 3:  Summary of Condensed Consolidated Results of Operations(1)

	For the
	Three Months Ended
	March 31,
	2010	2009	Variance
	(Dollars in millions,
	except per share amounts)(1)

Net interest income	$2,789	$3,248	$(459)
Guaranty fee income	54	1,752	(1,698)
Fee and other income	179	192	(13)

Net revenues	$3,022	$5,192	$(2,170)

Investment gains, net	166	223	(57)
Net other-than-temporary impairments	(236)	(5,653)	5,417
Fair value losses, net	(1,705)	(1,460)	(245)
Losses from partnership investments	(58)	(357)	299
Administrative expenses	(605)	(523)	(82)
Credit-related expenses(2)	(11,884)	(20,872)	8,988
Other non-interest expenses	(296)	(358)	62

Loss before federal income taxes	(11,596)	(23,808)	12,212
Benefit for federal income taxes	67	623	(556)

Net loss	(11,529)	(23,185)	11,656
Less: Net loss (income) attributable to the noncontrolling interest	(1)	17	(18)

Net loss attributable to Fannie Mae	$(11,530)	$(23,168)	$11,638

Diluted loss per common share	$(2.29)	$(4.09)	$1.80

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of provision for loan losses, provision (benefit) for guaranty losses and foreclosed property expense (income).

Net Interest Income

Table 4 presents an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we used a daily weighted average of amortized cost. When daily average balance information was not available, such as for mortgage loans, we used monthly averages. Table 5 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (2) changes in the interest rates of these assets and liabilities.

Table 4:  Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(1)	$2,989,957	$37,619	5.03%	$431,918	$5,598	5.18%
Mortgage securities	149,053	1,751	4.70	346,923	4,620	5.33
Non-mortgage securities(2)	66,860	37	0.22	48,349	91	0.75
Federal funds sold and securities purchased under agreements to resell or similar arrangements	40,061	21	0.21	64,203	104	0.65
Advances to lenders	2,512	18	2.87	4,256	23	2.16

Total interest-earning assets	$3,248,443	$39,446	4.86%	$895,649	$10,436	4.66%

Interest-bearing liabilities:
Short-term debt	$191,419	$118	0.25%	$330,434	$1,107	1.34%
Long-term debt	3,030,160	36,539	4.82	554,806	6,081	4.38
Federal funds purchased and securities sold under agreements to repurchase	24	—	0.07	79	—	—

Total interest-bearing liabilities	$3,221,603	$36,657	4.55%	$885,319	$7,188	3.25%

Impact of net non-interest bearing funding	$26,840		0.03%	$10,330		0.04%

Net interest income/net interest yield		$2,789	0.34%		$3,248	1.45%

Selected benchmark interest rates at end of period:(3)
3-month LIBOR			0.29%			1.19%
2-year swap interest rate			1.19			1.38
5-year swap interest rate			2.73			2.22
30-year Fannie Mae MBS par coupon rate			4.51			3.88

(1)	Interest income includes interest income on acquired credit-impaired loans, which totaled $587 million and $153 million for the three months ended March 31, 2010 and 2009, respectively. These interest income amounts also include accretion of $266 million and $65 million for the three months ended March 31, 2010 and 2009, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans.

(2)	Includes cash equivalents.

(3)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Table 5:  Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months
	Ended March 31,
	2010 vs. 2009
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$32,021	$32,189	$(168)
Mortgage securities	(2,869)	(2,378)	(491)
Non-mortgage securities(2)	(54)	26	(80)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(83)	(30)	(53)
Advances to lenders	(5)	(11)	6

Total interest income	29,010	29,796	(786)

Interest expense:
Short-term debt	(989)	(336)	(653)
Long-term debt	30,458	29,789	669

Total interest expense	29,469	29,453	16

Net interest income	$(459)	$343	$(802)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income decreased in the first quarter of 2010 as compared with the first quarter of 2009 primarily as a result of the interest expense recognized on long-term debt of the consolidated MBS trusts being greater than the interest income recognized on the underlying mortgage loans of the consolidated trusts. While we do not recognize interest income on the mortgage loans of the consolidated trusts that have been placed on nonaccrual status, we continue to recognize interest expense for the amounts owed to MBS certificateholders, which has decreased our net interest income. Prior to the adoption of the new accounting standards, interest income and expense on MBS trusts not owned by Fannie Mae were not recorded as components of net interest income but were considered in determining our provision for credit losses. For the first quarter of 2010, interest income that we did not recognize for nonaccrual mortgage loans was $2.7 billion, which reduced our net interest yield by 33 basis points, compared with $223 million for the first quarter of 2009, which reduced our net interest yield by 10 basis points.

We recognize the contractual guaranty fee and the amortization of deferred cash fees received after December 31, 2009 on the underlying mortgage loans of consolidated trusts as interest income, which represents the spread between the yield on the underlying mortgage assets and the rate on the debt of the consolidated trusts. Upon adoption of the new accounting standards, our interest-earning assets and interest-bearing liabilities both increased by approximately $2.4 trillion. The lower spread on these interest-earning assets and liabilities had the impact of reducing our net interest yield for the first quarter of 2010 as compared to the first quarter of 2009.

We report net interest income for our Capital Markets group in “Business Segment Results.” The net interest income for our Capital Markets group reflects interest income from the assets that we have purchased and the interest expense from the debt we have issued. See “Business Segment Results” for a detailed discussion of our Capital Markets group’s net interest income.

Guaranty Fee Income

Guaranty fee income decreased in the first quarter of 2010 compared with the first quarter of 2009 because we consolidated the substantial majority of our MBS trusts and we recognize interest income and expense, instead of guaranty fee income, from consolidated trusts. At adoption of the new accounting standards, our guaranty-related assets and liabilities pertaining to previously unconsolidated trusts were eliminated; therefore, we no longer recognize amortization of previously recorded deferred cash and non-cash fees or fair value adjustments related to our guaranty to these trusts. Guaranty fee income for the first quarter of 2010 reflects guaranty fees earned from unconsolidated trusts and other credit enhancements arrangements, such as our long-term standby commitments.

We continue to report guaranty fee income for our Single-Family business and our HCD business as a separate line item in “Business Segment Results.”

Investment Gains, Net

Investment gains recognized in the first quarter of 2010 were primarily the result of realized gains on sales of available-for-sale securities as spread tightening on agency MBS and a decline in mortgage rates led to higher sales prices. The decrease in investment gains in the first quarter of 2010 compared with the first quarter of 2009 was due to a decrease in securitization gains as a large majority of our portfolio securitization transactions no longer qualify for sale treatment under the new accounting standards. The decrease in investment gains was partially offset by a decrease in lower of cost or fair value adjustments on held-for-sale loans due to the reclassification of most of our held-for-sale loans to held for investment upon adoption of the new accounting standards.

Net Other-Than-Temporary Impairment

Net other-than-temporary impairment for the first quarter of 2010 significantly decreased compared with the first quarter of 2009, driven primarily by the adoption of a new accounting standard effective April 1, 2009. As a result of this accounting standard, beginning with the second quarter of 2009, we recognize only the credit portion of other-than-temporary impairment in our condensed consolidated statements of operations. The net other-than-temporary impairment charge recorded in the first quarter of 2010 was driven by a decrease in the present value of our cash flow projections on Alt-A and subprime securities. The net other-than-temporary impairment charge recorded in the first quarter of 2009 before our adoption of this accounting standard included both the credit and non-credit components of the loss in fair value and was driven primarily by additional impairment losses on some of our Alt-A and subprime private-label securities that we had previously impaired, as well as impairment losses on other Alt-A and subprime securities, due to continued deterioration in the credit quality of the loans underlying these securities and further declines in the expected cash flows.

Fair Value Losses, Net

Table 6 presents the components of fair value gains and losses.

Table 6:  Fair Value Gains (Losses), Net

	For the Three Months
	Ended March 31,
	2010	2009
	(Dollars in millions)

Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(835)	$(940)
Net change in fair value during the period	(1,326)	(428)

Total risk management derivatives fair value losses, net	(2,161)	(1,368)
Mortgage commitment derivatives fair value losses, net	(601)	(338)

Total derivatives fair value losses, net	(2,762)	(1,706)

Trading securities gains, net	1,058	167
Debt foreign exchange gains, net	23	55
Debt fair value gains (losses), net	(24)	24

Fair value losses, net	$(1,705)	$(1,460)

	2010	2009

5-year swap interest rate:
As of January 1	2.98%	2.13%
As of March 31	2.73	2.22

Risk Management Derivatives Fair Value Losses, Net

We supplement our issuance of debt securities with derivative instruments to further reduce duration and prepayment risks. We generally are the purchaser of risk management derivatives. In cases where options obtained through callable debt issuance are not needed for risk management purposes, we may engage in sales of options in the over-the-counter derivatives market in order to offset the options obtained in the callable debt. During the first quarter of 2010, there were a small number of transactions of this type.

We recorded derivative losses in the first quarter of 2010 as a result of: (1) a decrease in implied interest rate volatility, which reduced the fair value of our purchased options; (2) a decrease in swap rates, which reduced the fair value of our pay-fixed derivatives; and (3) time decay on our purchased options.

Our derivative losses in the first quarter of 2009 were primarily driven by fair value losses on our option-based derivatives due to the combined effect of a decrease in implied volatility and the time decay of these options.

For additional information on our risk management derivatives, refer to “Note 10, Derivative Instruments.”

Mortgage Commitment Derivatives Fair Value Losses, Net

Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans generally are derivatives and changes in their fair value are recognized in our condensed consolidated statements of operations. We recognized higher losses on our mortgage securities commitments in the first quarter of 2010 compared with the first quarter of 2009, driven primarily by increased losses on commitments to sell as a result of an increase in mortgage-related securities prices during the commitment period.

Trading Securities Gains, Net

Gains on trading securities in the first quarter of 2010 were primarily driven by the narrowing of spreads on commercial mortgage-backed securities (“CMBS”) as well as by a decrease in interest rates.

The gains on our trading securities during the first quarter of 2009 were attributable to the significant decline in mortgage interest rates and the narrowing of spreads on agency MBS during the quarter. These gains were partially offset by a decrease in the fair value of our private-label mortgage-related securities backed by Alt-A and subprime loans that we hold.

Losses from Partnership Investments

Losses from partnership investments decreased in the first quarter of 2010 compared with the first quarter of 2009 as we did not recognize net operating losses or other-than-temporary impairment on our LIHTC investments in the first quarter of 2010. In the fourth quarter of 2009, we reduced the carrying value of our LIHTC investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments. Losses from partnership investments recognized in the first quarter of 2010 were due to other-than-temporary impairment on our other affordable housing investments.

Administrative Expenses

Administrative expenses increased in the first quarter of 2010 compared with the first quarter of 2009 due to an increase in employees and third-party services primarily related to our foreclosure prevention and credit loss mitigation efforts.

Credit-Related Expenses

Credit-related expenses consist of the provision for loan losses, provision for guaranty losses (collectively referred to as “provision for credit losses”) and foreclosed property expense. We detail the components of our credit-related expenses in Table 7.

Table 7:  Credit-Related Expenses

	For the Three Months
	Ended March 31,
	2010	2009
	(Dollars in millions)

Provision for loan losses	$11,939	$2,509
Provision (benefit) for guaranty losses	(36)	17,825

Total provision for credit losses(1)	11,903	20,334
Foreclosed property expense (income)	(19)	538

Credit-related expenses	$11,884	$20,872

(1)	Includes credit losses attributable to acquired credit-impaired loans and HomeSaver Advance fair value losses of $58 million for the three months ended March 31, 2010 and $1.5 billion for the three months ended March 31, 2009.

Provision for Credit Losses

We summarize the changes in our combined loss reserves in Table 8. Upon recognition of the mortgage loans held by newly consolidated trusts on January 1, 2010, we increased our “Allowance for loan losses” and decreased our “Reserve for guaranty losses.” The impact at transition is reported as “Adoption of new accounting standards” in the table. The decrease in the combined loss reserves from transition represents a difference in the methodology used to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses and our separate presentation of the portion of the allowance related to accrued interest as our “Allowance for accrued interest receivable.” These changes are discussed in “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities.”

Table 8:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months
	Ended March 31,
	2010	2009

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance(1)(2)	$9,925	$2,772
Adoption of new accounting standards	43,576	—
Provision for loan losses	11,939	2,509
Charge-offs(3)	(5,160)	(637)
Recoveries	374	35
Net reclassification of portion of allowance related to interest(1)(4)	(85)	(49)

Ending balance(1)(5)(6)	$60,569	$4,630

Reserve for guaranty losses:
Beginning balance	$54,430	$21,830
Adoption of new accounting standards	(54,103)	—
Provision (benefit) for guaranty losses	(36)	17,825
Charge-offs	(61)	(2,944)
Recoveries	3	165

Ending balance	$233	$36,876

Combined loss reserves:
Beginning balance(1)(2)	$64,355	$24,602
Adoption of new accounting standards	(10,527)	—
Total provision for credit losses	11,903	20,334
Charge-offs(3)	(5,221)	(3,581)
Recoveries	377	200
Net reclassification of portion of allowance related to interest(1)(4)	(85)	(49)

Ending balance(1)(5)(6)	$60,802	$41,506

Attribution of charge-offs:
Charge-offs attributable to guaranty book of business	$(5,163)	$(2,056)
Charge-offs attributable to fair value losses on:
Acquired credit-impaired loans	(58)	(1,410)
HomeSaver Advance loans	—	(115)

Total charge-offs	$(5,221)	$(3,581)

	As of
	March 31,	December 31,
	2010	2009

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family(1)	$58,900	$62,312
Multifamily	1,902	2,043

Total	$60,802	$64,355

Single-family and multifamily loss reserves as a percentage of applicable guaranty book of business:
Single-family(1)	2.05%	2.14%
Multifamily	1.02	1.10
Combined loss reserves as a percentage of:
Total guaranty book of business(1)	1.99%	2.08%
Total nonperforming loans(1)	27.15	29.73

(1)	Prior period amounts have been reclassified and respective percentages have been recalculated to conform to the current period presentation.

(2)	Includes $1.8 billion related to loans of consolidated trusts as of December 31, 2009.

(3)	Includes accrued interest of $579 million and $247 million for the three months ended March 31, 2010 and 2009, respectively.

(4)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable.

(5)	Includes $903 million and $197 million as of March 31, 2010 and 2009, respectively, for acquired credit-impaired loans.

(6)	Includes $34.9 billion related to loans of consolidated trusts as of March 31, 2010.

Our provision for credit losses decreased in the first quarter of 2010 compared with the first quarter of 2009 primarily due to a slowing in the growth, relative to the first half of 2009, of loans that are seriously delinquent, which is partly the result of the home retention and the foreclosure alternative workouts that we completed during the quarter. While we have purchased significantly more delinquent loans from MBS trusts in the first quarter of 2010 compared to the first quarter of 2009, we experienced a significant decline in fair value losses on acquired credit-impaired loans because of our adoption of the new accounting standards. Only purchases of credit-deteriorated loans from unconsolidated MBS trusts or as a result of other credit guarantees generate fair value losses upon acquisition. However, our provision for credit losses, although lower through the first quarter of 2010, remained high and our combined loss reserves remained high due to:

•	A high level of nonperforming loans, delinquencies, and defaults due to the general deterioration in our guaranty book of business. Factors contributing to these conditions include the following:

•	Continued stress on a broader segment of borrowers due to continued high levels of unemployment and underemployment and the prolonged decline in home prices has resulted in higher delinquency rates on loans in our single-family guaranty book of business that do not have characteristics typically associated with higher risk loans.

•	Certain loan categories continued to contribute disproportionately to the increase in our nonperforming loans and credit losses. These categories include: loans on properties in certain Midwest states, California, Florida, Arizona and Nevada; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans.

•	The prolonged decline in home prices has also resulted in negative home equity for some borrowers, especially when the impact of existing second mortgage liens is taken into account, affecting their ability to refinance or willingness to make their mortgage payments, causing higher delinquencies as shown in “Table 36: Serious Delinquency Rates.”

•	The number of loans that are seriously delinquent remained high due to delays in foreclosures because: (1) we require servicers to exhaust foreclosure prevention alternatives as part of our efforts to keep borrowers in their homes; (2) recent legislation or judicial changes in the foreclosure process in a number of states have lengthened the foreclosure timeline and (3) some jurisdictions are experiencing foreclosure processing backlogs due to high foreclosure case volumes.

•	A greater proportion of the loans in our guaranty book of business are subject to individual impairment rather than the collective reserve for loan losses. We consider a loan to be individually impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. Individually impaired loans currently include, among others, those restructured in a troubled debt restructuring (“TDR”), which is a form of restructuring a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. Any impairment recognized on these loans is part of our provision for loan losses and allowance for loan losses. The higher levels of workouts initiated as a result of our foreclosure prevention efforts during 2009 and into the first quarter of 2010, including HAMP, increased our total number of individually impaired loans, especially those considered to be TDRs, compared with the first quarter of

2009. Frequently, the allowance calculated for an individually impaired loan is greater than the allowance which would be calculated under the collective reserve. Individual impairment is based on the restructured loan’s expected cash flows, discounted at the loan’s original effective interest rate. Accordingly, as a larger portion of our loan population is modified and restructured in a TDR, the allowance and corresponding provision is likely to increase.

While loans in certain states, certain higher risk categories and our 2006 and 2007 vintages continue to contribute disproportionately to our credit losses, the portion of our combined loss reserves attributable to these loan categories has declined slightly or remained flat as of March 31, 2010 compared with December 31, 2009. The Midwest accounted for approximately 13% of our combined single-family loss reserves as of March 31, 2010 and December 31, 2009. Our mortgage loans in California, Florida, Arizona and Nevada together accounted for approximately 51% of our combined single-family loss reserves as of March 31, 2010, compared with approximately 53% as of December 31, 2009. Our Alt-A loans represented approximately 34% of our combined single-family loss reserves as of March 31, 2010, compared with approximately 35% as of December 31, 2009, and our 2006 and 2007 loan vintages together accounted for approximately 67% of our combined single-family loss reserves as of March 31, 2010, compared with approximately 69% as of December 31, 2009.

We acquired significantly more credit-impaired loans from MBS trusts in the first quarter of 2010 compared with the first quarter of 2009. However, with the adoption of the new accounting standards, only purchases of credit-deteriorated loans from unconsolidated MBS trusts or as a result of other credit guarantees generate fair value losses upon acquisition and accordingly our fair value losses on acquired credit-impaired loans significantly decreased. During the first quarter of 2010, we acquired approximately 289,000 loans of which approximately 700 credit-impaired loans were acquired from unconsolidated MBS trusts or as a result of other credit guarantees and for which we recorded fair value losses of $58 million upon acquisition. During the first quarter of 2009, we acquired approximately 12,200 loans from MBS trusts and recorded fair value losses of $1.5 billion upon acquisition.

For additional discussions on delinquent loans and concentrations, see “Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management and Foreclosure Prevention.” For discussions on our charge-offs, see “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics.”

Our balance of nonperforming single-family loans remained high as of March 31, 2010 due to both high levels of delinquencies and an increase in TDRs. The composition of our nonperforming loans is shown in Table 9. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 4, Mortgage Loans.”

Table 9:  Nonperforming Single-Family and Multifamily Loans

	As of
	March 31,	December 31,
	2010	2009
	(Dollars in millions)

On-balance sheet nonperforming loans including loans in
consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$192,633	$34,079
Troubled debt restructurings on accrual status	26,679	6,922
HomeSaver Advance first-lien loans on accrual status	4,430	866

Total on-balance sheet nonperforming loans	223,742	41,867

Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts:
Nonperforming loans, excluding HomeSaver Advance first-lien loans(1)	203	161,406
HomeSaver Advance first-lien loans(2)	1	13,182

Total off-balance sheet nonperforming loans	204	174,588

Total nonperforming loans	$223,946	$216,455

Accruing on-balance sheet loans past due 90 days or more(3)	$1,079	$612

	For the	For the
	Three Months Ended	Year Ended
	March 31,	December 31,
	2010	2009
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$2,726	$1,341
Interest income recognized for the period(5)	1,227	1,206

(1)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(2)	Represents all off-balance sheet first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(3)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, including loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller in the event of a default.

(4)	Represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(5)	Represents interest income recognized during the period based on stated coupon rate for on-balance sheet loans classified as nonperforming as of the end of each period.

Foreclosed Property Expense (Income)

The shift from foreclosed property expense in the first quarter of 2009 to foreclosed property income in the first quarter of 2010 was primarily driven by $562 million of fees recognized from the cancellation and restructuring of some of our mortgage insurance coverage. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce our future exposure to our mortgage insurers. In addition, we had lower valuation adjustments on our REO inventory in the first quarter of 2010, reflecting the stabilization of home prices in some geographic regions. This improvement was offset by an increase in REO holding costs due to the continued rise in foreclosure activity which resulted in higher REO inventory in the first quarter of 2010 compared with the first quarter of 2009.

Credit Loss Performance Metrics

Our credit-related expenses should be considered in conjunction with our credit loss performance. As our credit losses are now at such high levels, management has shifted focus away from the credit loss ratio to measure performance and has focused more on our loss mitigation strategies and reducing our credit losses on an absolute basis. Historically, management viewed our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as indicators of the effectiveness of our credit risk management strategies.

These metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with HomeSaver Advance loans and the acquisition of credit-impaired loans. We also exclude interest forgone on nonperforming loans in our mortgage portfolio, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses.

We believe that credit loss performance metrics may be useful to investors because they are metrics widely used by analysts, investors and other companies within the financial services industry. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans and HomeSaver Advance loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 10 details the components of our credit loss performance metrics as well as our average default rate and loss severity.

Table 10:  Credit Loss Performance Metrics

	For the Three Months Ended March 31,
	2010			2009
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries	$4,844	62.9	bp	$3,381	45.2	bp
Foreclosed property expense (income)	(19)	(0.2)		538	7.2

Credit losses including the effect of fair value losses on acquired credit-impaired loans and HomeSaver Advance loans	4,825	62.7		3,919	52.4
Less: Fair value losses resulting from acquired credit-impaired loans and HomeSaver Advance loans	(58)	(0.8)		(1,525)	(20.4)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense	380	4.9		89	1.2

Credit losses and credit loss ratio	$5,147	66.8	bp	$2,483	33.2	bp

Credit losses attributable to:
Single-family	$5,062			$2,465
Multifamily	85			18

Total	$5,147			$2,483

Average default rate		0.46%			0.17%
Average loss severity rate(2)		35.40			35.60

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Excludes fair value losses on credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans.

The increase in our credit losses reflects the increase in the number of defaults, particularly due to the prolonged period of high unemployment, decline in home prices and our prior acquisition of loans with higher risk attributes. However, defaults in the first quarter of 2009 were lower than they could have been due to the foreclosure moratoria during the end of 2008 and first quarter of 2009. The increase in defaults was partially offset by a slight reduction in average loss severity as home prices have improved in some geographic regions.

Table 11 provides an analysis of our credit losses in certain higher risk loan categories, loan vintages and loans within certain states that continue to account for a disproportionate share of our credit losses as compared with our other loans.

Table 11:  Credit Loss Concentration Analysis

	Percentage of
	Single-Family Conventional
	Guaranty Book			Percentage of Single-Family Credit Losses
	of Business Outstanding as of(1)			For the Three Months Ended
	March 31,	December 31,	March 31,	March 31,
	2010	2009	2009	2010	2009

Geographical distribution:
Arizona, California, Florida and Nevada	28%	28%	27%	58%	58%
Illinois, Indiana, Michigan and Ohio	11	11	11	15	14
All other states	61	61	62	27	28
Select higher risk product features(2)	24	24	27	64	72
Vintages:
2006	10	11	13	30	32
2007	14	15	19	37	34
All other vintages	76	74	68	33	34

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original loan-to-value ratios greater than 90%, and loans with FICO credit scores less than 620.

Our 2009 and 2010 vintages accounted for less than 1% of our single-family credit losses. Typically, credit losses on mortgage loans do not peak until the third through fifth years following origination. We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Regulatory Hypothetical Stress Test Scenario

Under a September 2005 agreement with OFHEO, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Although other provisions of the September 2005 agreement were suspended in March 2009 by FHFA until further notice, the disclosure requirement was not suspended. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 12 compares the credit loss sensitivities for the periods indicated for first lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement.

Table 12:  Single-Family Credit Loss Sensitivity(1)

	As of
	March 31,	December 31,
	2010	2009
	(Dollars in millions)

Gross single-family credit loss sensitivity	$21,078	$18,311
Less: Projected credit risk sharing proceeds	(3,006)	(2,533)

Net single-family credit loss sensitivity	$18,072	$15,778

Outstanding single-family whole loans and Fannie Mae MBS(2)	$2,793,524	$2,830,004
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.65%	0.56%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both March 31, 2010 and December 31, 2009. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

(2)	As a result of our adoption of the new accounting standards, the balance reflects a reduction as of March 31, 2010 from December 31, 2009 due to unscheduled principle payments.

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

Federal Income Taxes

We did not recognize an income tax benefit for our current period pre-tax loss as it is more likely than not that we will not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. We recognized an income tax benefit in the first quarter of 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting primarily from a settlement agreement reached with the IRS in the first quarter of 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. The tax benefit recognized for the first quarter of 2009 was primarily due to the benefit of carrying back to prior years a portion of our 2009 tax loss, net of the reversal of the use of certain tax credits.

Financial Impact of the Making Home Affordable Program on Fannie Mae

Home Affordable Refinance Program

Because we already own or guarantee the mortgage loans that we refinance under HARP, our expenses under that program consist mostly of limited administrative costs.

Home Affordable Modification Program

We discuss below how modifying loans under HAMP that we own or guarantee directly affects our financial results.

Impairments and Fair Value Losses on Loans Under HAMP

Table 13 provides information about the impairments and fair value losses associated with mortgage loans owned or guaranteed by Fannie Mae entering trial modifications under HAMP. These amounts have been included in the calculation of our credit-related expenses in our condensed consolidated statements of operations for 2009 and the first quarter of 2010. Please see “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” in our 2009 Form 10-K for a detailed discussion on these impairments and fair value losses.

When we begin to individually assess a loan for impairment, we exclude the loan from the population of loans on which we calculate our collective loss reserves. Table 13 does not reflect the potential reduction of our combined loss reserves from excluding individually impaired loans from this calculation.

Table 13:  Impairments and Fair Value Losses on Loans in HAMP(1)

	For the	For the
	Three Months	Year Ended
	Ended March 31,	December 31,
	2010	2009
	(Dollars in millions)

Impairments(2)	$7,563	$15,777
Fair value losses on credit-impaired loans acquired from MBS trusts(3)	4	10,637

Total	$7,567	$26,414

Loans entered into a trial modifications under the program	91,700	333,300
Credit-impaired loans acquired from MBS trusts in trial modifications under the program(4)	44	83,700

(1)	Includes amounts for loans that entered into a trial modification under the program but that have not yet received, or that have been determined to be ineligible for, a permanent modification under the program. Some of these ineligible loans have since been modified outside of the program. Also includes loans that entered into a trial modification prior to the end of the periods presented, but were reported from servicers to us subsequent to that date.

(2)	Impairments consist of (a) impairments recognized on loans accounted for as loans restructured in a troubled debt restructuring and (b) incurred credit losses on loans in MBS trusts that have entered into a trial modification and been individually assessed for incurred credit losses. Amount includes impairments recognized subsequent to the date of loan acquisition.

(3)	These fair value losses are recorded as charge-offs against the “Reserve for guaranty losses” and have the effect of increasing the provision for guaranty losses in our condensed consolidated statements of operations.

(4)	Excludes loans purchased from consolidated trusts for the three months ended March 31, 2010 for which no fair value losses were recognized.

Servicer and Borrower Incentives

We incurred $95 million in paid and accrued incentive fees for servicers and borrowers in connection with loans modified under HAMP during the first quarter of 2010, which we recorded as part of our “Other expenses.”

Overall Impact of the Making Home Affordable Program

Because of the unprecedented nature of the circumstances that led to the Making Home Affordable Program, we cannot quantify what the impact would have been on Fannie Mae if the Making Home Affordable Program had not been introduced. We do not know how many loans we would have modified under alternative programs, what the terms or costs of those modifications would have been, how many foreclosures would have resulted nationwide, and at what pace, or the impact on housing prices if the program had not been put in place. As a result, the amounts we discuss above are not intended to measure how much the program is costing us in comparison to what it would have cost us if we did not have the program at all.

BUSINESS SEGMENT RESULTS

In this section, we discuss changes to our presentation for reporting results for our three business segments, Single-Family, HCD and Capital Markets, which have been revised due to our prospective adoption of the new accounting standards. We then discuss our business segment results. You should read this section together with our condensed consolidated results of operations in “Consolidated Results of Operations.”

Changes to Segment Reporting

Our prospective adoption of the new accounting standards had a significant impact on the presentation and comparability of our condensed consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. We continue to manage Fannie Mae based on the same three business segments; however, effective in 2010 we changed the presentation of segment financial information that is currently evaluated by management.

While some line items in our segment results were not impacted by either the change from the new accounting standards or changes to our segment presentation, others were impacted materially, which reduces the comparability of our segment results with prior periods. We have not restated prior period results nor have we presented current year results under the old presentation as we determined that it was impracticable to do so; therefore, our segment results reported in the current period are not comparable with prior periods. In the table below, we compare our current segment reporting for our three business segments with our segment reporting in prior periods.

Segment Reporting in Current Periods Compared with Prior Periods

Single Family and HCD
Line Item		Current Segment Reporting		Prior Segment Reporting
Guaranty fee income	•	At adoption of the new accounting standards, we eliminated a substantial majority of our guaranty-related assets and liabilities in our consolidated balance sheet. We re-established an asset and a liability related to the deferred cash fees on Single-Family’s balance sheet and we amortize these fees as guaranty fee income with our contractual guaranty fees.	•	At the inception of a guaranty to an unconsolidated entity, we established a guaranty asset and guaranty obligation, which included deferred cash fees. These guaranty-related assets and liabilities were then amortized and recognized in guaranty fee income with our contractual guaranty fees over the life of the guaranty.

	•	We use a static yield method to amortize deferred cash fees to better align with the recognition of contractual guaranty fee income.	•	We used a prospective level yield method to amortize our guaranty-related assets and liabilities, which created significant fluctuations in our guaranty fee income as the interest rate environment shifted.

	•	We eliminated substantially all of our guaranty assets that were previously recorded at fair value upon adoption of the new accounting standards. As such, the recognition of fair value adjustments as a component of Single-Family guaranty fee income has been essentially eliminated.	•	We recorded fair value adjustments on our buy-up assets and certain guaranty assets as a component of Single-Family guaranty fee income.

Single Family and HCD
Line Item		Current Segment Reporting		Prior Segment Reporting
Net Interest Income	•	Because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, the amount of interest expense Single-Family and HCD recognize related to forgone interest on nonperforming loans underlying MBS trusts has significantly increased.	•	Interest payments expected to be delinquent on off-balance sheet nonperforming loans were considered in the reserve for guaranty losses.

Credit-related expenses	•	Because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, we no longer recognize fair value losses upon acquiring credit-impaired loans from these trusts.	•	We recorded a fair value loss on credit-impaired loans acquired from MBS trusts.

	•	Upon recognition of mortgage loans held by newly consolidated trusts, we increased our allowance for loan losses and decreased our reserve for guaranty losses. We use a different methodology in estimating incurred losses under our allowance for loan losses versus under our reserve for guaranty losses which will result in lower credit-related expenses.	•	The majority of our combined loss reserves were recorded in the reserve for guaranty losses, which used a different methodology for estimating incurred losses versus the methodology used for the allowance for loan losses.

HCD Only
Line Item		Current Segment Reporting		Prior Segment Reporting
Losses from partnership investments	•	We report losses from partnership investments on an equity basis in the HCD balance sheet. As a result, net income or loss attributable to noncontrolling interests is not included in losses from partnership investments.	•	Losses from partnership investments included net income or loss attributable to noncontrolling interests for the HCD segment.

Capital Markets

Line Item		Current Segment Reporting		Prior Segment Reporting

Net interest income	•	We recognize interest income on interest-earning assets that we own and interest expense on debt that we have issued.	•	In addition to the assets we own and the debt we issue, we also included interest income on mortgage-related assets underlying MBS trusts that we consolidated under the prior consolidation accounting standards and the interest expense on the corresponding debt of such trusts.

Investment gains and losses, net	•	We no longer designate the substantial majority of our loans held for securitization as held for sale as the substantial majority of related MBS trusts will be consolidated, thereby reducing lower of cost or fair value adjustments.	•	We designated loans held for securitization as held for sale resulting in recognition of lower of cost or fair value adjustments on our held-for-sale loans.

	•	We include the securities that we own, regardless of whether the trust has been consolidated, in reporting gains and losses on securitizations and sales of available-for-sale securities.	•	We excluded the securities of consolidated trusts that we owned in reporting of gains and losses on securitizations and sales of available-for-sale securities.

Fair value gains and losses, net	•	We include the trading securities that we own, regardless of whether the trust has been consolidated, in recognizing fair value gains and losses on trading securities.	•	MBS trusts that were consolidated were reported as loans and thus any securities we owned issued by these trusts did not have fair value adjustments.

Under the current segment reporting structure, the sum of the results for our three business segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated results of operations.

Segment Results

Table 14 displays our segment results under our current segment reporting presentation for the first quarter of 2010.

Table 14:  Business Segment Results

	For the Three Months Ended March 31, 2010
	Business Segments			Other Activity/Reconciling Items
	Single		Capital	Consolidated		Eliminations/		Total
	Family	HCD	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(1,945)	$4	$3,057	$1,239		$434	(3)	$2,789
Benefit (provision) for loan losses	(11,945)	6	—	—		—		(11,939)

Net interest income (expense) after provision for loan losses	(13,890)	10	3,057	1,239		434		(9,150)

Guaranty fee income (expense)	1,768	194	(279)	(1,197	)(4)	(432	)(4)	54
Investment gains (losses), net	2	—	792	(155)		(473	)(5)	166
Net other-than-temporary impairments	—	—	(236)	—		—		(236)
Fair value losses, net	—	—	(1,186)	(35)		(484	)(6)	(1,705)
Debt extinguishment losses, net	—	—	(55)	(69)		—		(124)
Losses from partnership investments	—	(58)	—	—		—		(58)
Fee and other income (expense)	47	35	104	(7)		—		179
Administrative expenses	(390)	(99)	(116)	—		—		(605)
Benefit (provision) for guaranty losses	(11)	47	—	—		—		36
Foreclosed property income (expense)	30	(11)	—	—		—		19
Other income (expenses)	(172)	(6)	27	—		(21	)(8)	(172)

Income (loss) before federal income taxes	(12,616)	112	2,108	(224)		(976)		(11,596)
Provision (benefit) for federal income taxes	(51)	13	(29)	—		—		(67)

Net income (loss)	(12,565)	99	2,137	(224)		(976)		(11,529)

Less: Net income attributable to noncontrolling interests	—	—	—	—		(1	)(7)	(1)

Net income (loss) attributable to Fannie Mae	$(12,565)	$99	$2,137	$(224)		$(977)		$(11,530)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our balance sheet under the new accounting standard.

(2)	Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our condensed consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)	Represents the guaranty fees paid from consolidated trusts to the Single-Family and HCD segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting.

(5)	Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and retained in the Capital Markets portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Represents the adjustment from equity accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.

(8)	Represents the removal of amortization of deferred revenue on certain credit enhancements from the Single-Family and HCD segment balance sheets that are eliminated upon reconciliation to our condensed consolidated balance sheets.

Single-Family Business Results

Table 15 summarizes the financial results of the Single-Family business for the first quarter of 2010 under the current segment reporting presentation and for the first quarter of 2009 under the prior segment reporting presentation. The primary sources of revenue for our Single-Family business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses and administrative expenses.

Table 15:  Single-Family Business Results

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income(2)	$1,768	$1,966
Credit-related expenses(3)	(11,926)	(20,330)
Other expenses(4)	(2,458)	(339)

Loss before federal income taxes	(12,616)	(18,703)
Benefit for federal income taxes	51	645

Net loss attributable to Fannie Mae	$(12,565)	$(18,058)

Other key performance data:
Single-family effective guaranty fee rate (in basis points)(1)(5)	24.4	27.9
Single-family average charged fee on new acquisitions (in basis points)(6)	26.9	21.0
Average single-family guaranty book of business(7)	$2,893,988	$2,819,459
Single-family Fannie Mae MBS issues(8)	$124,358	$151,943

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, guaranty fee income related to consolidated MBS trusts consists of contractual guaranty fees and the amortization of deferred cash fees using a static effective yield method. In 2009, guaranty fee income consisted of amortization of our guaranty-related assets and liabilities using a prospective yield method and fair value adjustments of buys-ups and certain guaranty assets.

(3)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property income or expense.

(4)	Consists of net interest income, investment gains and losses, fee and other income, other expenses, and administrative expenses.

(5)	Presented in basis points based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business.

(6)	Presented in basis points. Represents the average contractual fee rate for our single-family guarantee arrangements plus the recognition of any upfront cash payments ratably over an estimated average life.

(7)	Consists of single-family mortgage loans held in our mortgage portfolio, single-family mortgage loans held by consolidated trusts, single-family Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(8)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment. Includes $3.1 billion of HFA new issued bond program issuances in the first quarter of 2010.

Guaranty Fee Income

Guaranty fee income for the first quarter of 2010 was lower than in the first quarter of 2009, primarily because: (1) we now amortize our single-family deferred cash fees under the static yield method, which resulted in lower amortization income compared with the first quarter of 2009 when we amortized these fees under the prospective level yield method; (2) guaranty fee income in the first quarter of 2009 included the amortization of certain non-cash deferred items, the balance of which was eliminated upon adoption of the new accounting standards and was not re-established on Single-Family’s balance sheet at the transition date; and (3) guaranty fee income in the first quarter of 2009 reflected an increase in the fair value of buy-ups and certain guaranty assets which are no longer marked to fair value under the new segment reporting.

The average single-family guaranty book of business increased by 2.6% for the first quarter of 2010 compared with the first quarter of 2009 due to an increase in our average outstanding Fannie Mae MBS and other guarantees throughout 2009 and the first quarter of 2010 as our market share of new single-family mortgage securities issuances remained high and new MBS issuances outpaced liquidations.

The average single-family charged guaranty fee on new acquisitions increased in the first quarter of 2010 compared with the first quarter of 2009 primarily due to an increase in acquisitions of loans with characteristics that receive risk-based pricing adjustments.

Credit-Related Expenses

Single-Family credit-related expenses decreased in the first quarter of 2010 compared with the first quarter of 2009 primarily due to a slowing in the growth relative to early 2009 of loans that are seriously delinquent resulting in a lower provision for credit losses. Additionally, because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, we no longer recognize fair value losses upon acquiring credit-impaired loans from these trusts. Although our credit-related expenses declined in the first quarter of 2010, our charge-offs were higher in the first quarter of 2010 compared with the first quarter of 2009 and our combined loss reserves remained high.

Credit-related expenses in the Single-Family business represent the substantial majority of our total consolidated losses. We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses.”

Other Expenses

Other expenses in the Single-Family segment consist of net interest income, investments gains and losses, fee and other income, administrative expenses and other expenses. In the first quarter of 2010, other expenses increased primarily due to a decrease in net interest income driven by an increase in forgone interest on nonperforming loans, which increased to $2.7 billion from $217 million in the first quarter of 2009. The increase in forgone interest on nonperforming loans was due to the increase in nonperforming loans in our condensed consolidated balance sheets as a result of our adoption of the new accounting standards.

Benefit for Federal Income Taxes

We recognized an income tax benefit in the first quarter of 2010 due to the reversal of a portion of the valuation allowance for deferred tax assets primarily due to a settlement agreement reached with the IRS in the first quarter of 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. The tax benefit recognized for the first quarter of 2009 was primarily due to the benefit of carrying back to prior years a portion of our 2009 tax loss, net of the reversal of the use of certain tax credits.

HCD Business Results

Table 16 summarizes the financial results for our HCD business for the first quarter of 2010 under the current segment reporting presentation and for the first quarter of 2009 under the prior segment reporting presentation. The primary sources of revenue for our HCD business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses, net operating losses associated with our partnership investments, and administrative expenses.

Table 16:  HCD Business Results

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income(2)	$194	$158
Fee and other income	35	27
Losses on partnership investments(3)	(58)	(357)
Credit-related income (expenses)(4)	42	(542)
Other expenses(5)	(101)	(169)

Income (loss) before federal income taxes	112	(883)
Provision for federal income taxes	(13)	(168)

Net income (loss)	99	(1,051)
Less: Net loss attributable to the noncontrolling interests(3)	—	17

Net income (loss) attributable to Fannie Mae	$99	$(1,034)

Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(1)(6)	41.8	36.3
Credit loss performance ratio (in basis points)(7)	18.3	4.1
Average multifamily guaranty book of business(8)	$185,703	$174,329
Multifamily Fannie Mae MBS issues(9)	$4,073	$2,377

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, guaranty fee income related to consolidated MBS trusts consists of contractual guaranty fees. In 2009, guaranty fee income consisted of amortization of our guaranty-related assets and liabilities using a prospective yield method.

(3)	In 2010, income or loss from partnership investments is reported using the equity method of accounting. As a result, net income or loss attributable to noncontrolling interests from partnership investments is not included in gains or losses for the HCD segment. In 2009, income or loss from partnership investments is reported using either the equity method or consolidation, in accordance with GAAP, with net income or losses attributable to noncontrolling interests included in partnership investments income or loss.

(4)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property expense.

(5)	Consists of net interest income, other expenses, and administrative expenses.

(6)	Presented in basis points based on annualized HCD segment guaranty fee income divided by the average multifamily guaranty book of business.

(7)	Basis points are based on the annualized amount for credit losses divided by the average multifamily guaranty book of business.

(8)	Consists of multifamily mortgage loans held in our mortgage portfolio, multifamily mortgage loans held by consolidated trusts, multifamily Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(9)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the HCD segment. Includes $1.0 billion of HFA new issued bond program issuances for the three months ended March 31, 2010.

Guaranty Fee Income

HCD guaranty fee income increased in the first quarter of 2010 compared with the first quarter of 2009 primarily attributable to growth in the average multifamily book of business and higher fees on new acquisitions.

Losses from Partnership Investments

In the fourth quarter of 2009, we reduced the carrying value of our LIHTC investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments, which resulted in lower losses in the first quarter of 2010 as compared with the first quarter of 2009. Losses from partnership investments recognized in the first quarter of 2010 were due to other-than-temporary impairment on our other affordable housing investments.

Credit-related Income (Expenses)

The shift from credit-related expenses in the first quarter of 2009 to credit-related income in the first quarter of 2010 was driven by a decrease in our multifamily combined loss reserves in the first quarter of 2010 as compared with an increase in this reserve in the first quarter of 2009. We saw a significant increase in our combined multifamily loss reserves in 2009 due to the economic downturn and lack of liquidity in the market, which adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from these investments, and refinancing options. These conditions have moderated to a certain degree in the first quarter of 2010 resulting in a slight decrease in our combined multifamily loss reserves.

Although the pace of decline in the multifamily housing market has moderated, our multifamily net charge-offs and foreclosed property expense increased from $18 million in the first quarter of 2009 to $85 million in the first quarter of 2010. The increase in net charge-offs and foreclosed property expenses was driven by the overall economic downturn, including the related adverse impact on multifamily fundamentals which led to growth in our serious delinquency rate and increased defaults over the past year.

Provision for Federal Income Taxes

We recognized a provision for income taxes in the first quarter of 2010 resulting from a settlement agreement reached with the IRS with respect to our unrecognized tax benefits for tax years 1999 through 2004. The tax provision recognized for the first quarter of 2009 was attributable to the reversal of previously utilized tax credits because of our ability to carry back to prior years net operating losses.

Capital Markets Group Results

Table 17 summarizes the financial results for our Capital Markets group for the first quarter of 2010 under the current segment reporting presentation and for the first quarter of 2009 under the prior segment reporting presentation. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion on the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion on the derivative instruments that Capital Markets uses to manage interest rate risk, see “Note 10, Derivative Instruments.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, other-than-temporary impairment, and administrative expenses.

Table 17:  Capital Markets Group Results

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Net interest income(2)	$3,057	$3,295
Investment gains, net(3)(4)	792	150
Net other-than-temporary impairments(3)	(236)	(5,653)
Fair value losses, net(5)	(1,186)	(1,460)
Fee and other income	104	69
Other expenses(6)	(423)	(623)

Income (loss) before federal income taxes	2,108	(4,222)
Benefit for federal income taxes	29	146

Net income (loss) attributable to Fannie Mae	$2,137	$(4,076)

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, Capital Markets net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts. In 2009, the Capital Markets group’s net interest income included interest income on mortgage-related assets underlying MBS trusts that we consolidated under the prior consolidation accounting standards and the interest expense on the corresponding debt of such trusts.

(3)	Certain prior period amounts have been reclassified to conform to our current period presentation.

(4)	In 2010, we include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities. In 2009, we excluded the securities of consolidated trusts that we own in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(5)	In 2010, fair value gains or losses on trading securities include the trading securities that we own, regardless of whether the trust has been consolidated. In 2009, MBS trusts that were consolidated were reported as loans and thus any securities we owned issued by these trusts did not have fair value adjustments.

(6)	Includes allocated guaranty fee expense, debt extinguishment losses, net, administrative expenses, and other expenses. In 2010, gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group because purchases of securities are recognized as such. In 2009, gains or losses related to the extinguishment of debt issued by consolidated trusts were included in the Capital Markets group’s results as debt extinguishment gain or loss.

Net Interest Income

Capital Markets group’s interest income consists of interest on the segment’s interest-earning assets, which differs from interest-earning assets in our condensed consolidated balance sheets. We exclude loans and securities that underlie the consolidated trusts from our Capital Markets group balance sheets. The net interest income reported by the Capital Markets group excludes the interest income earned on assets held by consolidated trusts. As a result, we report interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our portfolio, after we stop recognizing interest income in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income for reimbursement from Single-Family and HCD for the contractual interest due under the terms of our intracompany guaranty arrangement. Capital Markets group’s interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group income statement is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our condensed consolidated balance sheets. Net interest expense also includes an allocated cost of capital charge between the three business segments.

The Capital Markets group’s net interest income in the first quarter of 2010 was lower compared with the first quarter of 2009 because the decline in mortgage rates and in average interest-earning assets as portfolio sales and liquidations outpaced purchases more than offset the decline in borrowing rates as we replaced higher cost debt with lower cost debt. In addition, Capital Markets net interest income and net interest yield benefited from funds we received from Treasury under the senior preferred stock purchase agreement as the cost of these funds is included in dividends rather than interest expense. However, the allocation of this benefit to our other segments was higher in the first quarter of 2010 as compared with the first quarter of 2009 reflecting the impact of the cumulative funds received through the first quarter of 2010 and resulting in a larger reduction to the Capital Market’s net interest income.

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value losses, net” and is shown in “Table 6: Fair Value Gains (Losses), Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $835 million in the first quarter of 2010 compared with a $940 million decrease in the first quarter of 2009.

Investment Gains, Net

The increase in investment gains for the first quarter of 2010 compared with the first quarter of 2009 was primarily attributable to an increase in gains on sales of available-for-sale securities as well as from a significant decline in lower of cost or fair value adjustments on held-for-sale loans as we reclassified almost all of these loans to held-for-investment upon adoption of the new accounting standards.

Fair Value Losses, Net

The derivative gains and losses and foreign exchange gains and losses that are reported for the Capital Markets group are consistent with these same losses reported in our condensed consolidated results of operations. We discuss details of these components of fair value losses, net in “Consolidated Results of Operations—Fair Value Losses, Net.”

The gains on our trading securities for the segment during the first quarter of 2010 were attributable to narrowing of spreads on CMBS and a decline in interest rates.

The gains on our trading securities during the first quarter of 2009 were attributable to the significant decline in mortgage interest rates and the narrowing of spreads on agency MBS during the quarter. These gains were partially offset by a decrease in the fair value of our private-label mortgage-related securities backed by Alt-A and subprime loans.

Net Other-Than-Temporary-Impairment

The net other-than-temporary impairment recognized by the Capital Markets group is consistent with the net-other-than-temporary impairment reported in our condensed consolidated results of operations. We discuss details on net-other-than-temporary impairment in “Consolidated Results of Operations—Net Other-Than-Temporary Impairment.”

Benefit for Federal Income Taxes

We recognized an income tax benefit in the first quarter of 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS in the first quarter of 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. The tax benefit recognized for the first quarter of 2009 was primarily due to the benefit of carrying back to prior years a portion of our 2009 tax loss, net of the reversal of the use of certain tax credits.

The Capital Markets Group’s Mortgage Portfolio

The Capital Markets group’s mortgage portfolio consists of mortgage-related securities and mortgage loans that we own. Mortgage-related securities held by Capital Markets include Fannie Mae MBS and non-Fannie Mae mortgage-related securities. The Fannie Mae MBS that we own are maintained as securities on Capital Markets group’s balance sheets. Mortgage-related assets held by consolidated MBS trusts are not included in the Capital Markets group’s mortgage portfolio.

We are restricted by our senior preferred stock purchase agreement with Treasury in the amount of mortgage assets that we may own. Beginning on December 31, 2010 and each year thereafter, we are required to reduce our Capital Markets group’s mortgage portfolio to 90% of the maximum allowable amount we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of mortgage assets we own reaches $250 billion. The maximum allowable amount we may own prior to December 31, 2010 is $900 billion and on December 31, 2010 is $810 billion.

Table 18 summarizes our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance for the quarter ended March 31, 2010.

Table 18:  Capital Markets Group’s Mortgage Portfolio Activity

For the Three Months
Ended March 31, 2010
(Dollars in millions)

Total Capital Markets mortgage portfolio, beginning balance as of January 1, 2010	$772,728
Mortgage loans:
Beginning balance as of January 1, 2010	281,162
Purchases	70,561
Securitizations(1)	(14,254)
Liquidations(2)	(7,192)

Mortgage loans, ending balance as of March 31, 2010	330,277
Mortgage securities:
Beginning balance as of January 1, 2010	$491,566
Purchases(3)	29,186
Securitizations(1)	14,254
Sales	(79,784)
Liquidations(2)	(20,690)

Mortgage securities, ending balance as of March 31, 2010	434,532
Total Capital Markets mortgage portfolio, ending balance as of March 31, 2010	$764,809

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under the new accounting standards on the transfers of financial assets.

(2)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

On February 10, 2010, we announced that we intend to significantly increase our purchases of delinquent loans from single-family MBS trusts. Under our single-family MBS trust documents, we have the option to purchase from MBS trusts loans that are delinquent as to four or more consecutive monthly payments. In March 2010, we purchased approximately 216,000 delinquent loans with an unpaid principal balance of approximately $40 billion from MBS trusts, which increased our Capital Market’s mortgage portfolio. As of March 31, 2010, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was approximately $94 billion. In April 2010, we purchased approximately 229,000 delinquent loans with an unpaid principal balance of approximately

$46 billion from our MBS trusts. We expect to continue to purchase a significant portion of the remaining delinquent population within a few months subject to market conditions, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement.

Table 19 shows the composition of the Capital Markets mortgage portfolio based on unpaid principal balance as of March 31, 2010 and as of January 1, 2010, immediately after we adopted the new accounting standards.

Table 19:  Capital Markets Group’s Mortgage Portfolio Composition

	As of
	March 31,	January 1,
	2010	2010
	(Dollars in millions)

Capital Markets Group’s mortgage loans:
Single-family loans
Government insured or guaranteed	$51,679	$51,395
Conventional:
Long-term, fixed-rate	140,539	94,236
Intermediate-term, fixed-rate	8,273	8,418
Adjustable-rate	21,979	18,493

Total conventional single-family	170,791	121,147

Total single-family loans	222,470	172,542

Multifamily loans
Government insured or guaranteed	501	521
Conventional:
Long-term, fixed-rate	4,926	4,941
Intermediate-term, fixed-rate	80,964	81,610
Adjustable-rate	21,416	21,548

Total conventional multifamily	107,306	108,099

Total multifamily loans	107,807	108,620

Total Capital Markets Group’s mortgage loans	330,277	281,162

Capital Markets Group’s mortgage-related securities:
Fannie Mae	317,395	358,495
Freddie Mac	27,488	41,390
Ginnie Mae	1,215	1,255
Alt-A private-label securities	24,459	25,133
Subprime private-label securities	19,443	20,001
CMBS	25,633	25,703
Mortgage revenue bonds	13,916	14,448
Other mortgage-related securities	4,983	5,141

Total Capital Markets Group’s mortgage-related securities	434,532	491,566

Total Capital Markets Group’s mortgage portfolio	$764,809	$772,728

CONSOLIDATED BALANCE SHEET ANALYSIS

As discussed in “Executive Summary,” effective January 1, 2010, we prospectively adopted new accounting standards which had a significant impact on the presentation of our condensed consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts. In the table below, we summarize the primary impacts of the new accounting standards to our condensed consolidated balance sheet for the first quarter of 2010.

Item	Consolidation Impact
Restricted cash	We recognize unscheduled cash payments that have been either received by the servicer or that are held by consolidated trusts and have not yet been remitted to MBS certificateholders.
Investments in securities	Fannie Mae MBS that we own were consolidated resulting in a decrease in our investments in securities.
Mortgage loans Accrued interest receivable	We now record the underlying assets of the majority of our MBS trusts in our condensed consolidated balance sheets which significantly increases mortgage loans and related accrued interest receivable.
Allowance for loan losses Reserve for guaranty losses	The substantial majority of our combined loss reserves are now recognized in our allowance for loan losses to reflect the loss allowance against the consolidated mortgage loans. We use a different methodology to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses.
Guaranty assets Guaranty obligations	We eliminated our guaranty accounting for the newly consolidated trusts, which resulted in derecognizing previously recorded guaranty-related assets and liabilities associated with the newly consolidated trusts from our condensed consolidated balance sheets. We continue to have guaranty assets and obligations on unconsolidated trusts and other credit enhancements arrangements, such as our long-term standby commitments.
Debt Accrued interest payable	We recognize the MBS certificates issued by the consolidated trusts and that are held by third-party certificateholders as debt, which significantly increases our debt outstanding and related accrued interest payable.

We recognized a decrease of $3.3 billion in our stockholders’ deficit to reflect the cumulative effect of adopting the new accounting standards. See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for a further discussion of the impacts of the new accounting standards on our condensed consolidated financial statements.

Table 20 presents a summary of our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, as well as the impact of the transition to the new accounting standards on January 1, 2010. Following the table is a discussion of material changes in the major components of our assets, liabilities and deficit from January 1, 2010 through March 31, 2010.

Table 20:	Summary of Condensed Consolidated Balance Sheets

	As of			Variance
	March 31,	January 1,	December 31,	January 1 to	December 31, 2009 to
	2010	2010	2009	March 31, 2010	January 1, 2010
	(Dollars in millions)

Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$92,923	$60,161	$60,496	$32,762	$(335)
Restricted cash	45,479	48,653	3,070	(3,174)	45,583
Investments in securities(1)	181,196	161,088	349,667	20,108	(188,579)
Mortgage loans	2,990,307	2,985,445	404,486	4,862	2,580,959
Allowance for loan losses	(60,569)	(53,501)	(9,925)	(7,068)	(43,576)

Mortgage loans, net of allowance for loan losses	2,929,738	2,931,944	394,561	(2,206)	2,537,383
Other assets(2)	44,419	44,389	61,347	30	(16,958)

Total assets	$3,293,755	$3,246,235	$869,141	$47,520	$2,377,094

Liabilities
Liabilities and equity (deficit)
Debt(3)	$3,262,844	$3,223,054	$774,554	$39,790	$2,448,500
Other liabilities(4)	39,282	35,164	109,868	4,118	(74,704)

Total liabilities	3,302,126	3,258,218	884,422	43,908	2,373,796

Senior preferred stock	76,200	60,900	60,900	15,300	—
Other equity (deficit)(5)	(84,571)	(72,883)	(76,181)	(11,688)	3,298

Total stockholders’ equity (deficit)	(8,371)	(11,983)	(15,281)	3,612	3,298

Total liabilities and stockholders’ deficit	$3,293,755	$3,246,235	$869,141	$47,520	$2,377,094

(1)	Includes $43.8 billion as of March 31, 2010 and $8.9 billion as of January 1, 2010 and December 31, 2009 of non-mortgage-related securities that are included in our other investments portfolio in “Table 21: Cash and Other Investments Portfolio.”

(2)	Consists of: advances to lenders; accrued interest receivable, net; acquired property, net; derivative assets, at fair value; guaranty assets; deferred tax assets, net; partnership investments; servicer and MBS trust receivable and other assets.

(3)	Consists of: federal funds purchased and securities sold under agreements to repurchase; short-term debt; and long-term debt

(4)	Consists of: accrued interest payable; derivative liabilities; reserve for guaranty losses; guaranty obligations; partnership liabilities; servicer and MBS trust payable; and other liabilities.

(5)	Consists of: preferred stock; common stock; additional paid-in capital; retained earnings (accumulated deficit); accumulated other comprehensive loss; treasury stock; and noncontrolling interest.

Cash and Other Investments Portfolio

Table 21 provides information on the composition of our cash and other investments portfolio for the periods indicated.

Table 21:	Cash and Other Investments Portfolio

	As of
	March 31,	January 1,
	2010	2010
	(Dollars in millions)

Cash and cash equivalents(1)	$30,477	$6,793
Federal funds sold and securities purchased under agreements to resell or similar arrangements	62,446	53,368
Non-mortgage-related securities:
U.S. Treasury securities	35,650	3
Asset-backed securities	7,991	8,515
Corporate debt securities	176	364

Total non-mortgage-related securities	43,817	8,882

Total cash and other investments	$136,740	$69,043

(1)	Includes $11.5 billion of U.S. Treasury securities with a maturity at the date of acquisition of three months or less.

Our total cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and non-mortgage investment securities. Our cash and other investments portfolio increased as of March 31, 2010 compared with January 1, 2010 primarily because of our efforts to improve our liquidity position, including investing in higher quality, more liquid investments, and because we anticipate increased cash needs in 2010 to purchase delinquent loans from MBS trusts. In addition, under direction from FHFA, we diversified our cash and other investments portfolio in the first quarter of 2010 to include U.S. Treasury securities. Our policy mandates that U.S. Treasury securities comprise a significant percentage of our cash and other investments portfolio.

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available for sale and are reported at fair value. See “Note 6, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of March 31, 2010.

Investments in Agency Mortgage-Related Securities

Our investments in agency mortgage-related securities consist of securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Investments in agency mortgage securities declined to $68.0 billion as of March 31, 2010 compared with $83.7 billion as of January 1, 2010. The decline was due to settlement of sales commitments related to dollar roll transactions.

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, such as sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime securities. The unpaid principal balance of our investments in Alt-A and subprime securities, excluding wraps, was $44.3 billion as of March 31, 2010, of which $31.9 billion was rated below investment grade. Table 22 presents the fair value of our investments in Alt-A and subprime private-label securities, excluding wraps, and an analysis of the cumulative losses on these investments as of March 31, 2010.

Table 22:	Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities (Excluding Wraps)(1)

	As of March 31, 2010
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses(2)	Component(3)	Component(4)
	(Dollars in millions)

Trading securities:
Alt-A private-label securities	$3,336	$1,405	$(1,877)	$(719)	$(1,158)
Subprime private-label securities	2,936	1,683	(1,252)	(382)	(870)

Total Alt-A and subprime private-label securities classified as trading	$6,272	$3,088	$(3,129)	$(1,101)	$(2,028)

Available-for-sale securities:
Alt-A private-label securities	$21,123	$14,458	$(6,647)	$(3,301)	$(3,346)
Subprime private-label securities	16,895	10,511	(6,367)	(2,007)	(4,360)

Total Alt-A and subprime private-label securities classified as available-for-sale	$38,018	$24,969	$(13,014)	$(5,308)	$(7,706)

(1)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio. These wraps totaled $5.9 billion as of March 31, 2010.

(2)	Amounts reflect the difference between the amortized cost basis (unpaid principal balance net of unamortized premiums, discounts and other cost basis adjustments), excluding other-than-temporary impairment losses, net of accretion for available-for-sale securities, recorded in earnings, and the fair value.

(3)	Represents the estimated portion of the total cumulative losses that is noncredit-related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(4)	For securities classified as trading, amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available-for-sale, amounts reflect the portion of other-than-temporary impairment losses net of accretion that are recognized in earnings in accordance with the accounting standards for other-than-temporary impairments.

Table 23 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and First American CoreLogic, LoanPerformance (“First American CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of March 31, 2010. Based on the stressed condition of some of our financial guarantors, we do not believe some of these counterparties will fully meet their obligation to us in the future. See “Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 23:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of March 31, 2010
	Unpaid Principal Balance						Monoline
		Available-			Average	Average	Financial
		for-		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
	(Dollars in millions)

Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$566	$—	32.4%	51.0%	21.4%	$—
2005	—	1,494	—	43.0	56.5	44.9	290
2006	—	1,584	—	48.5	62.0	42.2	258
2007	2,313	—	—	46.2	61.7	62.6	841
Other Alt-A mortgage loans:
2004 and prior	—	7,672	—	9.2	48.0	12.2	16
2005	103	4,817	155	24.0	55.0	9.8	—
2006	72	4,850	—	32.3	53.4	5.7	—
2007	848	—	230	49.4	66.2	34.2	352
2008(8)	—	140	—				—

Total Alt-A mortgage loans:	3,336	21,123	385				1,757

Subprime mortgage loans:
2004 and prior(9)	—	2,378	749	25.3	77.8	59.3	734
2005(8)	—	247	1,751	47.3	75.6	58.3	233
2006	—	13,569	—	54.5	72.4	22.9	52
2007	2,936	701	6,253	53.2	69.1	25.0	190
Total subprime mortgage loans:	2,936	16,895	8,753				1,209

Total Alt-A and subprime mortgage loans:	$6,272	$38,018	$9,138				$2,966

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflects information from March 2010 remittances for February 2010 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from First American CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The First American CoreLogic severity data reflects information from March 2010 remittances for February 2010 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

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

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $140 million for the 2008 vintage of other Alt-A loans and $37 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities. Although the wrap transaction is supported by financial guarantees that cover all of our credit risk, we have not included the amount of these financial guarantees in the consolidated securities in this table.

Mortgage Loans

The mortgage loans reported in our condensed consolidated balance sheets include loans of Fannie Mae and loans of consolidated trusts and are classified as either held for sale or held for investment. The increase in mortgage loans, net of an allowance for loan losses, from January 1, 2010 to March 31, 2010, was primarily driven by securitization activity from our lender swap and portfolio securitization programs, partially offset by scheduled principal paydowns and prepayments.

For additional information on our mortgage loans, see “Note 4, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”

Debt Instruments

The debt reported in our condensed consolidated balance sheets consists of two categories of debt, which we refer to as “debt of Fannie Mae” and “debt of consolidated trusts.” Debt of Fannie Mae, which consists of short-term debt and long-term debt and federal funds purchased and securities sold under agreements to repurchase, is the primary means of funding our mortgage investments and managing interest rate risk exposure. Debt of consolidated trusts represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our condensed consolidated balance sheets. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt as of March 31, 2010 and December 31, 2009 in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 9, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

The increase in debt of consolidated trusts as of March 31, 2010 compared with January 1, 2010 was primarily driven by an increase in sales of Fannie Mae MBS which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificates are transferred from our ownership to a third party.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We aggregate, by derivative counterparty, the net fair value gain or loss, less any cash collateral paid or received, and report these amounts in our condensed consolidated balance sheets as either assets or liabilities.

Our derivative assets and liabilities consist of these risk management derivatives and our mortgage commitments. We refer to the difference between the derivative assets and derivative liabilities recorded in our condensed consolidated balance sheets as our net derivative asset or liability. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amount as of March 31, 2010 and December 31, 2009 in “Note 10, Derivative Instruments.” Table 24 provides an analysis of the factors driving the change from December 31, 2009 to March 31, 2010 in the estimated fair value of our net derivative liability related to our risk management derivatives recorded in our condensed consolidated balance sheets.

Table 24:	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net

For the Three
Months Ended
March 31, 2010
(Dollars in millions)

Net risk management derivative liability as of December 31, 2009	$(340)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(1)	268
Fair value at date of termination of contracts settled during the period(2)	347
Net collateral posted	1,375
Periodic net cash contractual interest receipts(3)	(151)

Total cash payments	1,839

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(835)
Net change in fair value during the period	(1,326)

Risk management derivatives fair value losses, net	(2,161)

Net risk management derivative liability as of March 31, 2010	$(662)

(1)	Cash payments made to purchase derivative option contracts (purchased option premiums) increase the derivative asset recorded in our condensed consolidated balance sheets. Primarily includes upfront premiums paid on option contracts. Also includes upfront cash paid (received) on other derivative contracts.

(2)	Cash payments made to terminate derivative contracts reduce the derivative liability recorded in our condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(3)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value gains (losses), net in our condensed consolidated statements of operations. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability.

For additional information on our derivative instruments see “Note 10, Derivative Instruments.”

Stockholders’ Deficit

Our net deficit decreased as of March 31, 2010 compared with December 31, 2009. See Table 25 in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for details of the change in our net deficit.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value. “Table 26: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets,” which we provide at the end of this section, presents our non-GAAP consolidated fair value balance sheets as of March 31, 2010 and December 31, 2009, and the non-GAAP estimated fair value of our net assets.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies. It is not intended as a substitute for Fannie Mae’s stockholders’ deficit or for the total deficit reported in our GAAP condensed consolidated balance sheets, which represents the net worth measure that is used to determine whether it is necessary to request additional funds from Treasury under the senior preferred stock purchase agreement. Instead, the fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities. The estimated fair value of our net assets, which is derived from our non-GAAP consolidated fair value balance sheets, is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. The ultimate amount of realized credit losses and realized values we receive from holding our assets and liabilities, however, is likely to differ materially from the current estimated fair values, which reflect significant liquidity and risk premiums. Accordingly, the fair value of our net assets attributable to common stockholders presented in our fair value balance sheet does not represent an estimate of the value we expect to realize from operating the company; what we expect to draw from the Treasury under the terms of our senior preferred stock purchase agreement; nor does it reflect a liquidation or market value of the company as a whole.

Table 25 summarizes changes in our stockholders’ deficit reported in our GAAP condensed consolidated balance sheets and in the fair value of our net assets in our non-GAAP consolidated fair value balance sheets as of March 31, 2010.

Table 25:	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the
Three Months Ended
March 31, 2010
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2009	$(15,372)
Impact of new accounting standards on Fannie Mae stockholders’ deficit as of January 1, 2010(1)	3,312

Fannie Mae stockholders’ deficit as of January 1, 2010(2)	(12,060)
Net loss attributable to Fannie Mae	(11,530)
Changes in net unrealized losses on available-for-sale securities, net of tax	1,318
Reclassification adjustment for other-than-temporary impairments recognized in net loss, net of tax	155
Capital transactions:(3)
Funds received from Treasury under the senior preferred stock purchase agreement	15,300
Senior preferred stock dividends	(1,527)

Capital transactions, net	13,773
Other equity transactions	(107)

Fannie Mae stockholders’ deficit as of March 31, 2010(2)	$(8,451)

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2009	$(98,792)
Impact of new accounting standards on Fannie Mae estimated fair value of net assets as of January 1, 2010(1)	(52,302)

Estimated fair value of net assets as of January 1, 2010	(151,094)
Capital transactions, net	13,773
Change in estimated fair value of net assets(4)	(7,892)

Increase in estimated fair value of net assets, net	5,881

Estimated fair value of net assets as of March 31, 2010	$(145,213)

(1)	Reflects our adoption of the new accounting standards for transfers of financial assets and consolidation of variable interest entities.

(2)	Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, is comprised of “Total

Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

(3)	Represents capital transactions, which are reflected in our condensed consolidated statements of changes in equity (deficit).

(4)	Excludes cumulative effect of our adoption of the new accounting standards and capital transactions.

The fair value of our net assets, including the impact of adopting the new accounting standards and capital transactions, decreased by $46.4 billion from December 31, 2009, which resulted in a fair value net deficit of $145.2 billion as of March 31, 2010. Included in this decrease was $52.3 billion primarily associated with recording delinquent loans underlying consolidated MBS trusts and eliminating our net guaranty obligations related to MBS trusts that were consolidated on January 1, 2010 as a result of adopting the new accounting standards. The fair value of our guaranty obligations is a measure of the credit risk related to mortgage loans underlying Fannie Mae MBS that we assume through our guaranty. With consolidation of MBS trusts and the elimination of our guaranty obligation, we no longer valued our credit risk associated with delinquent loans in consolidated MBS trusts using our guaranty obligation models and began valuing those delinquent loans based on nonperforming loan prices.

Since market participant assumptions inherent in the pricing for nonperforming loans differ from assumptions we use in estimating the fair value of our guaranty obligations, most significantly expected returns and liquidity discounts, consolidation of MBS trusts directly impacted the fair value of our net assets. Market prices for nonperforming loans are reflective of highly negotiated transactions in a principal-to-principal market that often involve loan-level due diligence prior to completion of a transaction. Many of these transactions involve sellers who acquired the loans in distressed transactions and buyers who demand significant return opportunities. As a result, we believe that valuations in the nonperforming loan market understate the economic value of the nonperforming loans. We intend to maximize the value of distressed loans over time, utilizing loan modification, foreclosure, repurchases and other preferable loss resolution techniques (for example, short sales) that to date have resulted in per loan net recoveries materially higher than those that would have been available had they been sold in the distressed loan market.

Had we continued to value our credit risk associated with delinquent loans in consolidated MBS trusts using our guaranty obligation models rather than valuing those loans based on nonperforming loan prices, the fair value of our net assets at March 31, 2010 would have been a net deficit of approximately $104 billion, a $5 billion increase to our December 31, 2009 net deficit of $99 billion.

Credit risk is managed by our guaranty business and is computed for intracompany allocation purposes. By computing this intracompany allocation, we reflect the value associated with credit risk, which is managed by our guaranty business versus the interest rate risk, which is measured by our Capital Markets group. As a result of our adoption of the new accounting standards, we shifted from presenting the fair value of mortgage loans separately from the fair value of net guaranty obligations of MBS trusts as of December 31, 2009 to presenting consolidated mortgage loans, net of the fair value of guaranty assets and obligations as of March 31, 2010. We have not changed our fair value methodologies or our methodology of computing our credit risk for intracompany allocation purposes.

Below we provide additional information that we believe may be useful in understanding our fair value balance sheets, including: (1) an explanation of how fair value is defined and measured; (2) the primary factors driving the decline in the fair value of net assets, excluding capital transactions, during the first quarter of 2010; and (3) the limitations of our non-GAAP consolidated fair value balance sheets and related measures.

Fair Value Measurement

As discussed more fully in “Critical Accounting Policies and Estimates—Fair Value Measurement,” we use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 16, Fair Value.”

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as an exit price). Fair value is intended to convey the current value of an asset or liability as of the measurement date, not the potential value of the asset or liability that may be realized from future cash flows associated with the asset or liability. Fair value generally incorporates the market’s current view of the future, which is reflected in the current price of the asset or liability. Future market conditions, however, may be significantly different than what the market has currently estimated and priced into these fair value measures. Moreover, the fair value balance sheets reflect only the value of the assets and liabilities of the enterprise as of a point in time (the balance sheet date) and do not reflect the value of new assets or liabilities the company may generate in the future. To the extent we intend to hold our mortgage investments until maturity, the amounts we ultimately realize from the maturity, settlement or disposition of these assets may vary significantly from the estimated fair value of these assets as of March 31, 2010.

Our GAAP condensed consolidated balance sheets include a combination of amortized historical cost, fair value and the lower of cost or fair value as the basis for accounting and reporting our assets and liabilities. The principal items that we carry at fair value in our GAAP condensed consolidated balance sheets include our trading and available-for-sale securities and derivative instruments. The substantial majority of our mortgage loans and liabilities, however, are carried at amortized historical cost. Another significant difference between our GAAP condensed consolidated balance sheets and our non-GAAP consolidated fair value balance sheets is the manner in which credit losses are reflected.

Primary Factors Driving Changes in the Non-GAAP Fair Value of Net Assets Excluding the January 1, 2010 Impact of Adopting the New Accounting Standards and Capital Transactions

The following reflects attribution of the primary factors driving the $7.9 billion decrease in the fair value of our net assets, excluding the cumulative effect of our January 1, 2010 adoption of the new accounting standards and capital transactions, during the first quarter of 2010.

•	A decrease in the fair value of nonperforming loans primarily attributable to an increase in the average delinquency period of the nonperforming loan population.

•	An increase in the fair value of the net portfolio attributable to an increase to the positive impact of changes in the spread between mortgage assets and associated debt and derivatives.

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our non-GAAP consolidated fair value balance sheets, there are a number of important factors and limitations to consider. The estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities. It does not incorporate other factors that may have a significant impact on our long-term fair value, including revenues generated from future business activities in which we expect to engage, the value from our foreclosure and loss mitigation efforts or the impact that potential regulatory actions may have on us. As a result, the estimated fair value of our net assets presented in our non-GAAP consolidated fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole; nor does it represent an estimate of the value we expect to receive from operating the company or what we expect to draw from the Treasury under the terms of our senior preferred stock purchase agreement. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary materially from the estimated fair values presented in our non-GAAP consolidated fair value balance sheets.

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets Report

We present our non-GAAP fair value balance sheets report in Table 26.

Table 26:	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of March 31, 2010					As of December 31, 2009(1)
	GAAP					GAAP
	Carrying	Fair Value		Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(2)		Fair Value		Value	Adjustment(2)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$75,956	$—		$75,956	(3)	$9,882	$—	$9,882	(3)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	62,446	—		62,446	(3)	53,684	(28)	53,656	(3)
Trading securities	72,529	—		72,529	(3)	111,939	—	111,939	(3)
Available-for-sale securities	108,667	—		108,667	(3)	237,728	—	237,728	(3)
Mortgage loans:
Mortgage loans held for sale	980	2		982	(3)	18,462	153	18,615	(3)
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	284,316	(13,532)		270,784	(3)	246,509	(5,209)	241,300	(3)
Of consolidated trusts	2,644,442	(4,998	)(4)	2,639,444	(3)	129,590	(45)	129,545	(3)

Total mortgage loans	2,929,738	(18,528)		2,911,210		394,561	(5,101)	389,460
Advances to lenders	4,151	(279)		3,872	(3)	5,449	(305)	5,144	(3)
Derivative assets at fair value	435	—		435	(3)	1,474	—	1,474	(3)
Guaranty assets and buy-ups, net	473	337		810	(3)(5)	9,520	5,104	14,624	(3)(5)

Total financial assets	3,254,395	(18,470)		3,235,925	(3)	824,237	(330)	823,907	(3)
Master servicing assets and credit enhancements	573	4,354		4,927	(5)(6)	651	5,917	6,568	(5)(6)
Other assets	38,787	(263)		38,524	(6)	44,253	373	44,626	(6)

Total assets	$3,293,755	$(14,379)		$3,279,376		$869,141	$5,960	$875,101

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$180	$—		$180	(3)	$—	$—	$—	(3)
Short-term debt:
Of Fannie Mae	207,822	44		207,866	(3)	200,437	56	200,493	(3)
Of consolidated trusts	6,343	(1)		6,342	(3)	—	—	—	(3)
Long-term debt:
Of Fannie Mae	576,307 (7)	20,528		596,835	(3)	567,950 (7)	19,473	587,423	(3)
Of consolidated trusts	2,472,192 (7)	98,762	(4)	2,570,954	(3)	6,167 (7)	143	6,310	(3)
Derivative liabilities at fair value	957	—		957	(3)	1,029	—	1,029	(3)
Guaranty obligations	827	3,497		4,324	(3)	13,996	124,586	138,582	(3)

Total financial liabilities	3,264,628	122,830		3,387,458	(3)	789,579	144,258	933,837	(3)
Other liabilities	37,498	(447)		37,051	(8)	94,843	(54,878)	39,965	(8)

Total liabilities	3,302,126	122,383		3,424,509		884,422	89,380	973,802
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(9)	76,200	—		76,200		60,900	—	60,900
Preferred	20,291	(19,485)		806		20,348	(19,629)	719
Common	(104,942)	(117,277)		(222,219)		(96,620)	(63,791)	(160,411)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(8,451)	$(136,762)		$(145,213)		$(15,372)	$(83,420)	$(98,792)
Noncontrolling interests	80	—		80		91	—	91

Total deficit	(8,371)	(136,762)		(145,133)		(15,281)	(83,420)	(98,701)

Total liabilities and equity (deficit)	$3,293,755	$(14,379)		$3,279,376		$869,141	$5,960	$875,101

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(3)	We determined the estimated fair value of these financial instruments in accordance with the fair value accounting standard as described in “Note 16, Fair Value.”

(4)	Fair value exceeds the carrying value of consolidated loans and debt of consolidated trusts due to the fact that the loans and debt were consolidated in our GAAP condensed consolidated balance sheet at unpaid principal balance. Also impacting the difference between fair value and carrying value of the consolidated loans is the credit component of the loan. This credit component is reflected in the net guarantee obligation, which is included in the consolidated loan fair value, but was presented as a separate line item in our fair value balance sheet in prior periods.

(5)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets as a separate line item. Other guaranty related assets are within the “Other assets” line items and they include buy-ups, master servicing assets and credit enhancements. On a GAAP basis, our guaranty assets totaled $473 million and $8.4 billion as of March 31, 2010 and December 31, 2009, respectively. The associated buy-ups totaled $0.6 million and $1.2 billion as of March 31, 2010 and December 31, 2009, respectively.

(6)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following six line items in our GAAP condensed consolidated balance sheets: (a) Total accrued interest receivable, net of allowance; (b) Acquired property, net; (c) Deferred tax assets, net; (d) Partnership investments; (e) Servicer and MBS trust receivable and (f) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $39.4 billion and $46.1 billion as of March 31, 2010 and December 31, 2009, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $0.6 million and $1.2 billion as of March 31, 2010 and December 31, 2009, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in “Note 16, Fair Value.” We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies described in Note 16.

(7)	Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $3.3 billion as of March 31, 2010 and December 31, 2009.

(8)	The line item “Other liabilities” consists of the liabilities presented on the following six line items in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable of Fannie Mae; (b) Accrued interest payable of consolidated trusts; (c) Reserve for guaranty losses; (d) Partnership liabilities; (e) Servicer and MBS trust payable; and (f) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $37.5 billion and $94.8 billion as of March 31, 2010 and December 31, 2009, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item in our condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets.

(9)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Our business activities require that we maintain adequate liquidity to fund our operations. We have implemented a liquidity policy which is designed to mitigate our liquidity risk. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet these needs while accommodating fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Our Treasury group is responsible for our liquidity and contingency planning strategies. For additional information on our liquidity management, including liquidity governance and contingency planning, see “MD&A—Liquidity and Capital Management” in our 2009 Form 10-K.

Debt Funding

Effective January 1, 2010, we adopted new accounting standards that resulted in the consolidation of the substantial majority of our MBS trusts and recognized the underlying assets and debt of these trusts in our condensed consolidated balance sheet. Debt from consolidations represents our liability to third-party beneficial interest holders of MBS that we guarantee when we have included the assets of a corresponding trust in our condensed consolidated balance sheets. Despite the increase in debt recognized in our condensed consolidated balance sheet due to consolidations, the adoption of the new accounting standards did not change our exposure to liquidity risk. We separately present the debt from consolidations (“debt of consolidated trusts”) and the debt issued by us (“debt of Fannie Mae”) in our condensed consolidated balance sheets and in the debt tables below. Our discussion regarding debt funding in this section focuses on the debt of Fannie Mae.

On February 10, 2010, we announced that we intend to significantly increase our purchases of delinquent loans from single-family MBS trusts. Under our single-family MBS trust documents, we have the option to purchase from our MBS trusts loans that are delinquent as to four or more consecutive monthly payments. We began purchasing these loans in March 2010. The purchases did not have a material impact on our debt activity in the first quarter of 2010. However, we expect our funding needs to increase in the second quarter of 2010 because we expect to purchase a significant portion of the current delinquent population within a few months subject to market conditions, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of March 31, 2010, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was approximately $94 billion.

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

Fannie Mae Debt Funding Activity

Table 27 summarizes the activity in the debt of Fannie Mae for the periods indicated. This activity includes federal funds purchased and securities sold under agreements to repurchase but excludes the debt of consolidated trusts as well as intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 27:	Activity in Debt of Fannie Mae

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Issued during the period:
Short-term:(1)
Amount	$138,480	$301,820
Weighted-average interest rate	0.26%	0.28%
Long-term:
Amount	$101,964	$108,501
Weighted-average interest rate	2.28%	2.30%
Total issued:
Amount	$240,444	$410,321
Weighted-average interest rate	1.11%	0.80%
Paid off during the period:(2)
Short-term:(1)
Amount	$130,866	$358,890
Weighted-average interest rate	0.23%	0.99%
Long-term:
Amount	$95,163	$65,238
Weighted-average interest rate	3.30%	4.23%
Total paid off:
Amount	$226,029	$424,128
Weighted-average interest rate	1.53%	1.49%

(1)	For the three months ended March 31, 2009, the amount of short-term debt issued and paid off included $160.5 billion of debt issued and repaid to Fannie Mae MBS trusts. Due to the adoption of the new accounting standards on the transition date, we no longer include debt issued and repaid to Fannie Mae MBS trusts in the activity in debt of Fannie Mae as the substantial majority of these trusts are consolidated.

(2)	Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases.

Due to the adoption of the new accounting standards, we no longer include debt issued and repaid to Fannie Mae MBS trusts in our short-term debt activity, as the substantial majority of our MBS trusts were consolidated and the underlying assets and debt of these trusts were recognized in our condensed consolidated balance sheets. For the first quarter of 2009, short-term debt activity of Fannie Mae, excluding debt issued and repaid to Fannie Mae MBS trusts, consisted of issuances of $141.3 billion with a weighted-average interest rate of 0.46% and repayments of $198.4 billion with a weighted-average interest rate of 1.69%.

Our ability to issue long-term debt has been strong in recent quarters primarily due to actions taken by the federal government to support us and the financial markets. Many of these programs initiated by the federal government have expired in the last four months. The Treasury credit facility and Treasury MBS purchase program terminated on December 31, 2009 and the Federal Reserve’s agency debt and MBS purchase programs expired on March 31, 2010. Despite the expiration of these programs, demand for our long-term debt securities continues to be strong as of the date of this filing.

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

Outstanding Debt

Table 28 provides information as of March 31, 2010 and December 31, 2009 on our outstanding short-term and long-term debt based on its original contractual terms. Our total outstanding debt of Fannie Mae, which consists of federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts, increased to $784.3 billion as of March 31, 2010, from $768.4 billion as of December 31, 2009.

As of March 31, 2010, our outstanding short-term debt, based on its original contractual maturity, increased as a percentage of our total outstanding debt to 27% from 26% as of December 31, 2009. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, excluding debt of consolidated trusts, based on its original contractual maturity, decreased to 3.55% as of March 31, 2010 from 3.71% as of December 31, 2009.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap under the senior preferred stock purchase agreement is $1,080 billion. Beginning on December 31, 2010, and through December 30, 2011, and each year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. As of March 31, 2010, our aggregate indebtedness totaled $800.0 billion, which was $280.0 billion below our debt limit. Our calculation of our indebtedness for purposes of complying with our debt cap reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 28:	Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	March 31, 2010			December 31, 2009
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$180	0.01%	—	$—	—%

Short-term debt:
Fixed-rate short-term debt:
Discount notes	—	$207,517	0.26%	—	$199,987	0.27%
Foreign exchange discount notes	—	305	1.64	—	300	1.50
Other short-term debt	—	—	—	—	100	0.53

Total fixed-rate short-term debt		207,822	0.26		200,387	0.27
Floating-rate short-term debt(2)	—	—	—	—	50	0.02

Total short-term debt of Fannie Mae(3)		207,822	0.26		200,437	0.27
Debt of consolidated trusts	—	6,343	0.11	—	—	—

Total short-term debt		$214,165	0.25%		$200,437	0.27%

Long-term debt:
Senior fixed-rate long-term debt:
Benchmark notes and bonds	2010 - 2030	$276,322	3.88%	2010 - 2030	$279,945	4.10%
Medium-term notes	2010 - 2020	182,431	2.92	2010 - 2019	171,207	2.97
Foreign exchange notes and bonds	2017 - 2028	1,107	6.09	2010 - 2028	1,239	5.64
Other long-term debt(2)	2010 - 2040	60,397	5.83	2010 - 2039	62,783	5.80

Total senior fixed-rate debt		520,257	3.77		515,174	3.94
Senior floating-rate long-term debt:
Medium-term notes	2010 - 2015	45,219	0.23	2010 - 2014	41,911	0.26
Other long-term debt(2)	2020 - 2037	951	4.53	2020 - 2037	1,041	4.12

Total senior floating-rate debt		46,170	0.32		42,952	0.34
Subordinated fixed-rate long-term debt:
Qualifying subordinated(5)	2011 - 2014	7,392	5.47	2011 - 2014	7,391	5.47
Subordinated debentures	2019	2,488	9.90	2019	2,433	9.89

Total subordinated fixed-rate long-term debt		9,880	6.59		9,824	6.57

Total long-term debt of Fannie Mae(4)		576,307	3.55		567,950	3.71
Debt of consolidated trusts	2010 - 2050	2,472,192	5.10	2010 - 2039	6,167	5.63

Total long-term debt		$3,048,499	4.81%		$574,117	3.73%

Outstanding callable debt of Fannie Mae(6)		$221,709	3.40%		$210,181	3.48%

(1)	Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments and debt of consolidated trusts, totaled $798.2 billion and $784.0 billion as of March 31, 2010 and December 31, 2009, respectively.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $184 million and $129 million as of March 31, 2010 and December 31, 2009, respectively.

(4)	Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $94.0 billion and $106.5 billion as of March 31, 2010 and December 31, 2009, respectively. Reported amounts also include a net discount and other cost basis adjustments of $13.8 billion and $15.6 billion as of March 31, 2010 and December 31, 2009, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $590.1 billion and $583.4 billion as of March 31, 2010 and December 31, 2009, respectively.

(5)	Consists of subordinated debt with an interest deferral feature.

(6)	Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 29 presents the maturity profile, as of March 31, 2010, of our outstanding debt maturing within one year, by month, including amounts we have announced that we are calling for redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt of consolidated trusts and federal funds purchased and securities sold under agreements to repurchase, to 40% as of March 31, 2010, compared with 41% as of December 31, 2009. The weighted-average maturity of our outstanding debt that is maturing within one year was 132 days as of March 31, 2010, compared with 103 days as of December 31, 2009.

Table 29:	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $264 million as of March 31, 2010. Excludes debt of consolidated trusts of $10.2 billion and federal funds purchased and securities sold under agreements to repurchase of $180 million as of March 31, 2010.

Table 30 presents the maturity profile, as of March 31, 2010, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced that we are calling for redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 70 months as of March 31, 2010, compared with approximately 72 months as of December 31, 2009.

Table 30:	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $13.8 billion as of March 31, 2010. Excludes debt of consolidated trusts of $2.5 trillion as of March 31, 2010.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Liquidity Contingency Planning

Under direction from FHFA, we are required to maintain sufficient cash and high quality, non-mortgage securities in the cash and other investments portfolio to meet all obligations for a minimum of 30 days without needing to access the debt markets. Furthermore, we plan to maintain a balance in the cash and other investments portfolio as well as a balance of unencumbered agency MBS such that the sum of those balances will allow us to meet our cash obligations for 365 days without relying on the issuance of unsecured debt. While our liquidity contingency planning attempts to address market conditions, our status under conservatorship and Treasury arrangements, and the more fundamental changes in the longer-term credit market environment, it may be difficult for a company of our size in our circumstances to use our unencumbered agency MBS to meet our obligations as planned under then-current market conditions. For a discussion of the composition and recent changes in our cash and other investments portfolio see “Consolidated Balance Sheet Analysis—Cash and Other Investments Portfolio.”

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent on our credit ratings from the major ratings organizations. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. There have been no changes in our credit ratings from December 31, 2009 to April 30, 2010. Table 31 presents the credit ratings issued by each of these rating agencies as of April 30, 2010.

Table 31:	Fannie Mae Credit Ratings

As of April 30, 2010
	Standard & Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable (for Long Term Senior Debt and Subordinated Debt)	Stable (for all ratings)	Stable (for AAA rated Long Term Issue Default Rating)

Cash Flows

Three Months Ended March 31, 2010.  Cash and cash equivalents of $30.5 billion as of March 31, 2010 increased by $23.7 billion from December 31, 2009. Net cash generated from investing activities totaled $112.2 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were partially offset by net cash outflows used in operating activities of $32.9 billion resulting primarily from purchases of trading securities. The net cash used in financing activities of $55.6 billion was primarily attributable to a significant amount of short-term and long-term debt redemptions in excess of proceeds received from the issuances of short-term and long-term debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

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

Capital Management

Regulatory Capital

FHFA has announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We continue to submit capital reports to FHFA during the conservatorship and FHFA continues to closely monitor our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting on our critical capital, risk-based capital or subordinated debt levels during the conservatorship. For information on our minimum capital requirements see “Note 14, Regulatory Capital Requirements.”

Senior Preferred Stock Purchase Agreement

As a result of the covenants under the senior preferred stock purchase agreement and Treasury’s ownership of a warrant to purchase up to 79.9% of the total shares of our common stock outstanding, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement.

We have received a total of $75.2 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2010. These funds allowed us to eliminate our net worth deficits as of the end of each of the five prior quarters. In May 2010, the Acting Director of FHFA submitted a request for $8.4 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of March 31, 2010, and requested receipt of those funds on or prior to June 30, 2010. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $84.6 billion. Due to current trends in the housing and financial markets, we continue to expect to have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. Treasury’s maximum funding commitment to us prior to a December 2009 amendment of the senior preferred stock purchase agreement was $200 billion. The amendment to the agreement stipulates that the cap on Treasury’s funding commitment to us under the senior preferred stock purchase agreement will increase as necessary to accommodate any net worth deficits for calendar quarters in 2010 through 2012. For any net worth deficits after December 31, 2012, Treasury’s remaining funding commitment will be $124.8 billion ($200 billion less $75.2 billion drawn to date based on our net worth deficit as of December 31, 2009) less any positive net worth as of December 31, 2012.

Dividends

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. As conservator and under our charter, FHFA has authority to declare and approve dividends on the senior preferred stock. If at any time we fail to pay cash dividends on the senior preferred stock in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock.

A dividend of $1.5 billion was declared by the conservator and paid by us on March 31, 2010 for the period from January 1, 2010 through and including March 31, 2010. When Treasury provides the additional funds that FHFA requested on our behalf in May 2010, the annualized dividend on the senior preferred stock will be $8.5 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements to facilitate our statutory purpose of providing liquidity to the secondary mortgage market and to reduce our exposure to interest rate fluctuations. Some of these arrangements are not recorded in our consolidated balance sheets or may be recorded in amounts different from the full contract or notional amount of the transaction, depending on the nature or structure of, and accounting required to be applied to, the arrangement. These arrangements are commonly referred to as “off-balance sheet arrangements” and expose us to potential losses in excess of the amounts recorded in our condensed consolidated balance sheets.

Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions over which we do not have control;

•	other guaranty transactions;

•	liquidity support transactions; and

•	partnership interests

In 2009 and prior, most MBS trusts created as part of our guaranteed securitizations were not consolidated by the company for financial reporting purposes because the trusts were considered to be qualifying special purpose entities (“QSPEs”) under the accounting rules governing the transfer and servicing of financial assets and the extinguishment of liabilities. Effective January 1, 2010, we prospectively adopted the new accounting standards, which resulted in the majority of our single-class securitization trusts being consolidated by us upon adoption.

Table 32 presents the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty obligations as of March 31, 2010 and December 31, 2009.

Table 32:	On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	March 31, 2010	December 31, 2009
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(1)	$2,815,950	$2,828,513
Less: Consolidated Fannie Mae MBS	(2,755,606)	(147,855)
Less: Fannie Mae MBS held in portfolio(2)	(9,096)	(220,245)

Unconsolidated Fannie Mae MBS and other guarantees	$51,248	$2,460,413

(1)	Includes unpaid principal balance of other guarantees of $30.2 billion as of March 31, 2010 and $27.6 billion as of December 31, 2009.

(2)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in our consolidated balance sheets.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $51.2 billion as of March 31, 2010 and $2.5 trillion as of December 31, 2009.

For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”

Through assistance to state and local housing finance agencies (“HFAs”) and pursuant to the temporary credit and liquidity facilities program that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the HFAs. Our outstanding commitments under the temporary credit and liquidity facilities program totaled $4.1 billion as of March 31, 2010 and $870 million as of December 31, 2009.

Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $18.3 billion as of March 31, 2010 and $15.5 billion as of December 31, 2009. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds (exclusive of $4.1 billion as of March 31, 2010 and

$870 million as of December 31, 2009, of our outstanding commitments under the HFA temporary credit and liquidity facilities program, for which we are not required to hold excess cash).

As of both March 31, 2010 and December 31, 2009, there were no liquidity guarantee advances outstanding.

RISK MANAGEMENT

Our business activities expose us to the following four, often overlapping, major categories of risk: credit risk, market risk (including interest rate and liquidity risk), operational risk and model risk. We seek to manage these risks and mitigate our losses by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities. We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. In this section we provide an update on our management of our major risk categories. For a more complete discussion of the risks we face and how we manage credit risk, market risk, operational risk and model risk, please see “Risk Factors” and “MD&A—Risk Management” in our 2009 Form 10-K.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. Continuing adverse market conditions have resulted in significant exposure to mortgage and institutional counterparty credit risk.

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

Mortgage Credit Book of Business

Table 33 displays the composition of our entire mortgage credit book of business as of the periods indicated. Our single-family mortgage credit book of business accounted for approximately 93% of our total mortgage credit book of business as of March 31, 2010 and December 31, 2009. As a result of our adoption of the new accounting standards, we reflect a substantial majority of our Fannie Mae MBS as mortgage loans, which are reported on an actual unpaid principal balance basis and includes the recognition of unscheduled payments made by borrowers in the month received. Previously, we recorded these Fannie Mae MBS in our mortgage credit book of business on a scheduled basis, which recognized these payments when we remit payment to the MBS trusts one month after the unscheduled payments were received. As a result of this timing difference, we reduced our mortgage credit book of business upon adoption of the new accounting standards.

The total mortgage credit book of business is not impacted by our repurchase of delinquent loans as this activity is a reclassification from loans of consolidated trusts to loans of Fannie Mae.

Table 33:	Composition of Mortgage Credit Book of Business(1)

	As of March 31, 2010
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
	(Dollars in millions)

Mortgage assets:
Mortgage loans(4)	$2,782,600	$52,579	$166,097	$560	$2,948,697	$53,139
Fannie Mae MBS(5)	7,348	1,746	—	2	7,348	1,748
Agency mortgage-related securities(5)(6)	27,437	1,253	—	13	27,437	1,266
Mortgage revenue bonds(5)	2,549	1,837	7,665	1,865	10,214	3,702
Other mortgage-related securities(5)	47,493	1,762	25,633	18	73,126	1,780

Total mortgage assets	2,867,427	59,177	199,395	2,458	3,066,822	61,635
Unconsolidated Fannie Mae MBS(5)(7)	815	18,178	41	1,976	856	20,154
Other credit guarantees(8)	9,551	3,272	16,814	601	26,365	3,873

Mortgage credit book of business	$2,877,793	$80,627	$216,250	$5,035	$3,094,043	$85,662

Guaranty book of business	$2,800,314	$75,775	$182,952	$3,139	$2,983,266	$78,914

	As of December 31, 2009
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
			(Dollars in millions)

Mortgage portfolio:
Mortgage loans(4)	$243,730	$52,399	$119,829	$585	$363,559	$52,984
Fannie Mae MBS(5)	218,033	1,816	314	82	218,347	1,898
Agency mortgage-related securities(5)(6)	41,337	1,309	—	21	41,337	1,330
Mortgage revenue bonds(5)	2,709	2,056	7,734	1,954	10,443	4,010
Other mortgage-related securities(5)	47,825	1,796	25,703	20	73,528	1,816

Total mortgage portfolio	553,634	59,376	153,580	2,662	707,214	62,038
Fannie Mae MBS held by third parties(5)(7)	2,370,037	15,197	46,628	927	2,416,665	16,124
Other credit guarantees(8)	9,873	802	16,909	40	26,782	842

Mortgage credit book of business	$2,933,544	$75,375	$217,117	$3,629	$3,150,661	$79,004

Guaranty book of business	$2,841,673	$70,214	$183,680	$1,634	$3,025,353	$71,848

(1)	Based on unpaid principal balance.

(2)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(3)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(4)	Includes unscheduled borrower principal payments.

(5)	Excludes unscheduled borrower principal payments.

(6)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(7)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(8)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Single-Family Mortgage Credit Risk Management

Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies and standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO loss management. These strategies, which we discuss in detail below, may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our single-family guaranty book of business for which we have access to detailed loan-level information, which constituted over 99% of our conventional single-family guaranty book of business as of March 31, 2010 and 98% as of December 31, 2009. See “Risk Factors” in our 2009 Form 10-K for a discussion of the risk that one or more parties in a mortgage transaction engages in fraud and our reliance on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business.

Because we believe we have limited credit exposure on our government loans, the single-family credit statistics we focus on and report in the sections below generally relate to our conventional single-family guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business.

We provide information on the performance of non-Fannie Mae mortgage-related securities held in our portfolio, including the impairment that we have recognized on these securities, in “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities.”

Single-Family Acquisition and Servicing Policies and Underwriting Standards

We monitor both housing and economic market conditions as well as loan performance, to manage and evaluate our credit risks. We recently announced several changes to our single-family acquisition policies and underwriting standards that are intended to improve the credit quality of mortgage loans delivered to us, continue our corporate focus on sustainable homeownership and further reduce our acquisition of higher risk conventional loan categories including:

•	Implementation of a Loan Quality Initiative (“LQI”) which is a longer term strategy that will help mortgage loans meet our credit, eligibility, and pricing standards by capturing critical loan data earlier in the loan delivery process. This initiative is intended to reduce lender repurchase requests in the future through improved data integrity and early feedback on some aspects of policy compliance, thereby reducing investor and lender risks. As part of the LQI, we plan to validate certain borrower and property information and collect additional property and appraisal data at the time of delivery of the mortgage loan;

•	Updating our existing quality control standards to require that lenders follow our revised requirements for their quality control plans, reviews and processes, as well as updated requirements for the approval and management of third-party originators. We have also increased our enforcement and monitoring resources to increase lender compliance with these revised standards;

•	Changes to interest-only mortgage loans, including minimum reserve and FICO credit score requirements, lower loan-to-value ratios, and the elimination of interest-only eligibility for certain products, including cash-out refinances, 2- to 4- unit properties and investment properties;

•	Adjustments to the qualifying interest rate requirements for adjustable-rate mortgage loans with an initial term of five years or less to help increase the probability that borrowers are able to absorb future payment increases; and

•	Elimination of balloon mortgage loans as an eligible product under our standard business.

•	Continuing to provide guidance to assist servicers in implementing the eligibility, underwriting and servicing requirements of HAMP. For example, we implemented changes to require full verification of borrower eligibility prior to offering a trial period plan and issued guidance around income verification options.

For additional discussion of our acquisition policy, underwriting standards and use of mortgage insurance as a form of credit enhancement see “Risk Management—Single-Family Mortgage Credit Risk Management” in our 2009 Form 10-K. For a discussion of our aggregate mortgage insurance coverage as of March 31, 2010 and December 31, 2009 and the increase in mortgage insurance rescissions, see “Risk Management—Institutional Counterparty Credit Risk—Mortgage Insurers.”

Single-Family Portfolio Diversification and Monitoring

Our single-family mortgage credit book of business is diversified based on several factors that influence credit quality, such as product type, loan characteristics and geography. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing and our eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies.

Table 34 presents our conventional single-family business volumes and our conventional single-family guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 34:	Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business(1)

	Percent of Conventional		Percent of Conventional
	Single-Family		Single-Family
	Business Volume(2)		Book of Business(3)(4)
	For the		As of
	Three Months Ended March 31,		March 31,	December 31,
	2010	2009	2010	2009

Original LTV ratio:(5)
<= 60%	30%	30%	24%	24%
60.01% to 70%	16	18	16	16
70.01% to 80%	37	42	42	42
80.01% to 90%(6)	9	7	9	9
90.01% to 100%(6)	6	3	9	9
Greater than 100%(6)	2	—	*	*

Total	100%	100%	100%	100%

Weighted average	69%	67%	71%	71%
Average loan amount	$224,719	$218,185	$153,780	$153,302
Estimated mark-to-market LTV ratio:(7)
<= 60%			29%	31%
60.01% to 70%			13	13

	Percent of Conventional		Percent of Conventional
	Single-Family		Single-Family
	Business Volume(2)		Book of Business(3)(4)
	For the		As of
	Three Months Ended March 31,		March 31,	December 31,
	2010	2009	2010	2009

70.01% to 80%			18	19
80.01% to 90%			15	14
90.01% to 100%			9	9
Greater than 100%			16	14

Total			100%	100%

Weighted average			76%	75%
Product type:
Fixed-rate:(8)
Long-term	72%	86%	76%	75%
Intermediate-term	20	13	13	13
Interest-only	*	—	2	3

Total fixed-rate	92	99	91	91

Adjustable-rate:
Interest-only	2	—	4	4
Negative-amortizing	—	—	1	1
Other ARMs	6	1	4	4

Total adjustable-rate	8	1	9	9

Total	100%	100%	100%	100%

Number of property units:
1 unit	98%	99%	96%	96%
2-4 units	2	1	4	4

Total	100%	100%	100%	100%

Property type:
Single-family homes	90%	93%	91%	91%
Condo/Co-op	10	7	9	9

Total	100%	100%	100%	100%

Occupancy type:
Primary residence	90%	94%	90%	90%
Second/vacation home	5	4	5	4
Investor	5	2	5	6

Total	100%	100%	100%	100%

	Percent of Conventional		Percent of Conventional
	Single-Family		Single-Family
	Business Volume(2)		Book of Business(3)(4)
	For the		As of
	Three Months Ended March 31,		March 31,	December 31,
	2010	2009	2010	2009

FICO credit score:
< 620	1%	* %	4%	4%
620 to < 660	2	2	8	8
660 to < 700	8	7	16	16
700 to < 740	18	17	22	22
>= 740	71	74	50	50
Not available	*	—	*	*

Total	100%	100%	100%	100%

Weighted average	758	761	731	730
Loan purpose:
Purchase	22%	16%	35%	36%
Cash-out refinance	20	31	31	31
Other refinance	58	53	34	33

Total	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	15%	19%	16%	16%
Northeast	21	17	19	19
Southeast	18	21	24	24
Southwest	14	16	15	15
West	32	27	26	26

Total	100%	100%	100%	100%

Origination year:
<= 2000			2%	2%
2001			1	1
2002			4	4
2003			14	14
2004			7	7
2005			10	10
2006			10	11
2007			14	15
2008			12	13
2009			24	23
2010			2	—

Total			100%	100%

*	Represents less than 0.5% of conventional single-family business volume or book of business.

(1)	We reflect second lien loans in the original LTV ratio calculation only when we own both the first and second mortgage liens or we own only the second mortgage lien. Second lien mortgage loans represented less than 0.5% of our conventional single-family guaranty book of business as of March 31, 2010 and December 31, 2009. Second lien loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	Our conventional single-family guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 2.8% of our conventional single-family guaranty book of business as of March 31, 2010 and 2.4% as of December 31, 2009. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” of our 2009 Form 10-K for additional information on our loan limits.

(5)	The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)	We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under HARP, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have a LTV ratio over 80%.

(7)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(8)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate has maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(9)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary

During 2008 and early 2009 we made changes in our pricing and eligibility standards that were intended to promote sustainable homeownership and stability in the housing market, and that have resulted in the loans we have acquired since their implementation having, on average, a strong risk profile. The single-family loans we purchased or guaranteed in the first quarter of 2010 had an average original LTV ratio of 69%, an average FICO credit score of 758, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. We expect that these loans may have relatively slow prepayment speeds, and therefore remain in our book of business for an extended time, due to historically low interest rates during the first quarter of 2010, which resulted in our first quarter 2010 acquisitions having a weighted average interest rate of 4.9%. Our acquisition of investor loans increased steadily during 2009 and through the first quarter of 2010 as investors have returned to markets where lower home prices present good opportunities. Whether our acquisitions for all of 2010 exhibit the same credit profile as our recent acquisitions will depend on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers’ eligibility standards, our future volume of Refi Plus acquisitions, which typically include higher LTV ratios and lower FICO credit scores, and future activity by our competitors, including FHA and Freddie Mac. Improvements in the credit profile of our acquisitions since January 1, 2009 reflect changes we made in our pricing and eligibility standards, as well as changes in the eligibility standards of mortgage insurers. In addition, FHA’s role as the lower-cost option, or in some cases the only option, for loans with higher LTV ratios further reduced our acquisition of these types of loans. We expect the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices.

The credit profile of our first quarter 2010 acquisitions was further enhanced by a significant percentage of our acquisitions representing refinanced loans, which generally have a stronger credit profile because refinancing indicates the borrower’s ability to make their mortgage payment and desire to maintain homeownership. Refinancings represented 78% of our first quarter 2010 acquisitions. We also saw increases in our acquisition of adjustable-rate mortgage loans with initial terms of five years or greater and intermediate-term fixed-rate mortgage loans that was primarily driven by borrowers refinancing into a lower monthly payment or shorter term mortgage option. While refinanced loans have historically tended to perform better than loans used for initial home purchase, HARP loans may not ultimately perform as strongly as traditional refinanced loans because these loans, which relate to non-delinquent Fannie Mae mortgages that were refinanced, may have original LTV ratios of up to 125% and lower FICO credit scores than traditional refinanced loans. Our regulator granted our request for an extension of these flexibilities for loans originated through June 2011.

The prolonged and severe decline in home prices has contributed to an increase in the overall estimated weighted average mark-to-market LTV ratio of our conventional single-family guaranty book of business to 76% as of March 31, 2010, from 75% as of December 31, 2009. The portion of our conventional single-family guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% increased to 16% as of March 31, 2010, from 14% as of December 31, 2009. If home prices decline, more loans will have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

Our exposure, as discussed in this paragraph, to Alt-A and subprime loans included in our single-family guaranty book of business does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. As a result of our decision to discontinue the purchase of newly originated Alt-A loans effective January 1, 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to decrease over time. While we are not currently acquiring newly originated loans classified as Alt-A or subprime loans, we have classified loans as Alt-A if the lender that delivered the mortgage loan to us classified the loan as Alt-A based on documentation or other features or as subprime if the mortgage loan was originated by a lender specializing in subprime business or by subprime divisions of large lenders. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A and subprime loans included in our single-family guaranty book of business of $245.5 billion as of March 31, 2010, represented approximately 9% of our conventional single-family guaranty book of business.

The outstanding unpaid principal balance of reverse mortgages included in our mortgage portfolio was $50.5 billion as of March 31, 2010 and $50.2 billion as of December 31, 2009. The majority of these loans are home equity conversion mortgages insured by the federal government through the FHA. Our market share of new reverse mortgage acquisitions was approximately 5% in the first quarter of 2010 and 90% in the first quarter of 2009. The decrease in our market share was a result of changes in our pricing strategy and market conditions. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans, although home price declines and a weak housing market have also affected the performance of these loans.

Problem Loan Management

Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to reduce the severity of the losses we incur. We believe that reducing delays and implementing solutions that can be executed in a timely manner increase the likelihood that our problem loan management strategies will be successful in avoiding a default or minimizing severity. Our home retention solutions are intended to help borrowers stay in their homes and include loan modifications, repayment plans, HomeSaver Advance Loans and forbearances. Because we believe our home retention solutions can be most effective in preventing defaults when completed at an early stage in delinquency, it is important to work with borrowers to complete these solutions as early in their delinquency as feasible. If we are unable to provide a viable home retention solution for a problem loan, we seek to offer foreclosure alternatives, primarily preforeclosure sales and deeds-in-lieu of foreclosure. These alternatives reduce the severity of our loss resulting from a borrower’s default while benefitting the borrower by permitting them to avoid going through a foreclosure.

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

Problem Loan Statistics

The following table displays the delinquency status of loans in our conventional single-family guaranty book of business (based on number of loans) as of the periods indicated.

Table 35:	Delinquency Status of Conventional Single-Family Loans

	As of
	March 31,	December 31,	March 31,
	2010	2009	2009

Delinquency status:
30 to 59 days delinquent	2.09%	2.46%	2.19%
60 to 89 days delinquent	0.90	1.07	0.94
Seriously delinquent	5.47	5.38	3.15

Percentage of seriously delinquent loans that have been delinquent for more than 180 days	62.44%	57.22%	46.03%

As of March 31, 2010, while the number of early stage delinquencies, loans that are less than three monthly payments past due, continues to fluctuate between the 30 and 60 day categories, their total decreased from December 31, 2009. As a result, the potential number of loans at risk of becoming seriously delinquent has diminished. During the first quarter of 2010, the percentage of our conventional single-family loans which were seriously delinquent increased slightly, as compared with December 31, 2009. As we work with our servicers to reduce delays in determining and executing the appropriate workout solution, including more modifications and foreclosure alternatives, we have seen a moderation in the growth of the percentage of loans which are seriously delinquent. Further, we historically have observed seasonal trends in delinquency patterns in the first quarter of the year. The period of time that loans are remaining seriously delinquent continues to remain extended as the factors present during 2009 were relatively unchanged during the first quarter of 2010.

Table 36 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the periods indicated for conventional single-family loans in our single-family guaranty book of business.

Table 36:	Serious Delinquency Rates

	March 31, 2010		December 31, 2009		March 31, 2009
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Conventional single-family delinquency rates by geographic region:(1)
Midwest	16%	4.96%	16%	4.97%	16%	3.02%
Northeast	19	4.74	19	4.53	18	2.53
Southeast	24	7.22	24	7.06	25	4.24
Southwest	15	4.17	15	4.19	16	2.45
West	26	5.55	26	5.45	25	3.06

Total conventional single- family loans	100%	5.47%	100%	5.38%	100%	3.15%

Conventional single-family
Credit enhanced	17%	13.29%	18%	13.51%	20%	8.17%
Non-credit enhanced	83	3.90	82	3.67	80	1.91

Total conventional single-family loans	100%	5.47%	100%	5.38%	100%	3.15%

(1)	See footnote 9 to “Table 34: Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business” for states included in each geographic region.

The continued negative trends in the current economic environment, such as the sustained weakness in the housing market and high unemployment, have adversely affected the serious delinquency rates across our conventional single-family guaranty book of business. In addition, certain states, certain higher risk loan categories, such as Alt-A loans, subprime loans, loans with higher mark-to-market LTVs, and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and account for a disproportionate share of our credit losses. States in the Midwest have experienced prolonged economic weakness and California, Florida, Arizona and Nevada have experienced the most significant declines in home prices coupled with unemployment rates that remain elevated.

Table 37 presents the conventional serious delinquency rates and other financial information for our single-family loans with some of these higher risk characteristics as of the periods indicated. The reported categories are not mutually exclusive. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A loans and certain other higher risk loan categories.

Table 37:	Conventional Single-Family Serious Delinquency Rate Concentration Analysis

	As of
	March 31, 2010				December 31, 2009				March 31, 2009
				Estimated				Estimated				Estimated
				Mark-to-				Mark-to-				Mark-to-
	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market
	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV
	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)

States:
Arizona	$74,831	3%	8.76%	103%	$76,073	3%	8.80%	100%	$77,194	3%	5.00%	96%
California	492,294	17	5.72	77	484,923	17	5.73	77	441,470	16	3.33	75
Florida	192,724	7	13.27	103	195,309	7	12.82	100	198,728	7	8.07	95
Nevada	34,166	1	13.95	130	34,657	1	13.00	123	35,586	1	7.05	107
Select Midwest States(2)	302,017	11	5.65	80	304,147	11	5.62	77	306,856	11	3.36	76
All other states	1,701,543	61	4.19	70	1,701,379	61	4.11	69	1,650,796	62	2.34	68
Product type:
Alt-A	238,325	9	16.22	94	248,311	9	15.63	92	280,371	10	9.54	86
Subprime	7,179	*	31.47	100	7,364	*	30.68	97	8,172	*	17.95	91
Vintages:
2006	277,752	10	13.42	100	292,184	11	12.87	97	348,243	13	6.97	91
2007	401,782	14	14.85	99	422,956	15	14.06	96	502,444	19	6.77	91
All other vintages	2,118,041	76	3.12	68	2,081,348	74	3.08	67	1,859,943	68	1.87	65
Estimated mark-to-market
LTV ratio:
Greater than 100%	439,327	16	21.79	129	403,443	14	22.09	128	384,624	14	13.46	122
Select combined risk characteristics Original LTV ratio > 90% and FICO score < 620	23,395	1	26.94	106	23,966	1	27.96	104	26,304	1	17.84	101

*	Percentage is less than 0.5%.

(1)	Second lien loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

Management of Problem Loans and Loan Workout Metrics

If a borrower does not make required payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. We refer to actions taken by servicers with borrowers to resolve the problem of existing or potential delinquent loan payments as “workouts.” Our loan workouts reflect our various types of home retention strategies. During 2009 and continuing through the first quarter of 2010, the prolonged economic stress and high levels of unemployment hindered the efforts of many delinquent borrowers to bring their loans current. If the servicer cannot provide a viable home retention solution, the servicer will continue to work with the borrower to avoid foreclosure. We require that our servicers evaluate all problem loans under HAMP first before considering other workout alternatives. If it is determined that a borrower is not eligible for a modification under HAMP, our servicers are required to exhaust all other workout alternatives before proceeding to foreclosure. We require our single-family servicers to pursue various resolutions of problem loans as an alternative to foreclosure, and we continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. However, the existence of a second lien may limit our ability to provide borrowers with loan workout options, including those as part of our foreclosure prevention efforts. When appropriate, we seek to move to foreclosure as expeditiously as possible.

Borrowers have become increasingly in need of a workout solution prior to the resolution of the hardships that are causing their mortgage delinquency. In response, we completed more loan modifications during the first quarter of 2010 that are concentrated on lowering or deferring the borrowers’ monthly mortgage payments for a predetermined period of time to allow borrowers to work through their hardships. Table 38 provides statistics on our single-family loan workouts, by type, for periods indicated. These statistics include loan modifications completed under HAMP but do not include trial modifications under HAMP or repayment and forbearance plans that have been initiated but not completed.

Table 38:	Statistics on Single-Family Loan Workouts

	For the		For The		For the
	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2010		December 31, 2009		March 31, 2009
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications	$19,005	93,756	$18,702	98,575	$2,311	12,446
Repayment plans and forbearances completed	1,137	8,682	2,930	22,948	932	7,445
HomeSaver Advance first-lien loans	178	2,588	6,057	39,199	3,257	20,431

	$20,320	105,026	$27,689	160,722	$6,500	40,322

Foreclosure alternatives:
Preforeclosure sales	$3,817	16,457	$8,457	36,968	$1,244	5,457
Deeds-in-lieu of foreclosure	158	869	491	2,649	100	514

	$3,975	17,326	$8,948	39,617	$1,344	5,971

Total loan workouts	$24,295	122,352	$36,637	200,339	$7,844	46,293

Loan workouts as a percentage of single-family guaranty book of business(1)	3.38%	2.68%	1.26%	1.10%	1.11%	1.02%

(1)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.

We increased the level of workout volume in the first quarter of 2010 compared with the first quarter of 2009, through workouts initiated through our home retention and foreclosure prevention efforts. Loan modifications were over seven times larger in the first quarter of 2010 from the volumes in the first quarter of 2009 and nearly equal the volumes for the full year 2009. However, as the number of borrowers who were experiencing financial difficulty increased and a significant number of trial modifications were completed and become permanent HAMP modifications. HomeSaver Advance workout volume continues to decline in 2010 as a result of more borrowers facing permanent hardships as well as our requirement that all potential loan workouts first be evaluated under HAMP before being considered for other alternatives. However, we have continued to use this alternative in limited situations when it is strategically favorable. We also agreed to an increasing number of preforeclosure sales and accepted a higher number of deeds-in-lieu of foreclosure during the first quarter of 2010 as these are favorable solutions for a growing number of borrowers who were adversely affected by the weak economy.

Because we did not begin implementing HAMP until March 2009, the workouts and loan modifications performed during the first quarter of 2009 were not made under HAMP; during the first quarter of 2010, slightly more than half of our loan modifications were completed under HAMP. During the first quarter of 2010, we initiated approximately 92,000 trial modifications under HAMP, along with other types of loan modifications, repayment plans and forbearance. It is difficult to predict how many of these trial modifications and initiated plans will be completed. We expect to increase the number of loan workouts during 2010, including modifications both under HAMP and outside the program. We also expect to increase foreclosure alternatives in those instances where borrowers are unable to remain in their homes.

We remain focused on our goals to minimize our credit losses and help borrowers stay in their homes and we expect to continue to look for additional solutions to help borrowers stay in their homes and avoid foreclosure. As such, we recently announced an Alternative Modificationtm option for Fannie Mae borrowers who were eligible for and accepted a HAMP trial modification plan, made their required payments during their trial period, but were subsequently denied a permanent modification because they were unable to demonstrate compliance with the eligibility requirements for a permanent modification under HAMP. In many cases, these borrowers qualified for a HAMP trial modification based on verbal information and, upon verification of their income, it was discovered that their income was either too high or too low relative to their monthly mortgage payment for them to meet the program’s requirements. Alternative Modifications are available only for borrowers who were in a HAMP trial modification that was initiated by March 1, 2010.

Table 39 displays the types of loan modifications (HAMP and non-HAMP) provided to borrowers during the first quarter of 2010 and during 2009.

Table 39:	Loan Modification Profile

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009

Term extension, interest rate reduction, or combination of both(1)	90%	93%
Initial reduction in monthly payment(2)	89	87
Estimated mark-to-market LTV ratio > 100%	54	47
Troubled debt restructurings	96	92

(1)	Reported statistics for term extension, interest rate reduction or the combination include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

The vast majority of our loan modifications during 2009 and the first quarter of 2010 were designed to help distressed borrowers by reducing the borrower’s monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both.

A significant portion of our modifications pertain to loans with a mark-to-market LTV ratio greater than 100% because these borrowers are typically unable to sell their homes as their mortgage obligation is greater than the value of their homes. As of March 31, 2010, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 22%, compared with our overall average single-family serious delinquency rate of 5.47%.

Approximately 47% of loans modified during the first nine months of 2009 were current or had paid off as of six months following the loan modification date. In comparison, 37% of loans modified during the first nine months of 2008 were current or had paid off as of six months following the loan modification date. As we have focused our efforts on distressed borrowers who are experiencing current economic hardship, the short term performance of our workouts may not be indicative of long term performance. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates and home prices.

There is significant uncertainty regarding the ultimate long term success of our current modification efforts because of the pressures on borrowers and household wealth and high unemployment. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. If a borrower defaults on a loan modification, we require our servicer to work again with the borrower to cure the modified loan, or if that is not feasible, evaluate the borrower for any other available foreclosure prevention alternatives prior to commencing foreclosure proceedings. If a borrower defaults on a loan modification under HAMP, they are not eligible for another HAMP modification. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 40 compares our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 40:  Single-Family Foreclosed Properties

	For the Three Months Ended March 31,
	2010	2009

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	86,155	63,538
Acquisitions by geographic area:(2)
Midwest	15,095	5,974
Northeast	3,590	1,393
Southeast	17,748	6,436
Southwest	12,882	5,764
West	12,614	5,807

Total properties acquired through foreclosure	61,929	25,374
Dispositions of REO	(38,095)	(26,541)

End of period inventory of single-family foreclosed properties (REO)(1)	109,989	62,371

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$11,423	$6,215

Single-family foreclosure rate(4)	1.36%	0.55%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 34: Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on annualized total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family guaranty book of business as of the end of each respective period.

Despite the increase in our foreclosure rate during the first quarter of 2010, foreclosure levels were lower than what they otherwise would have been due to our directive to servicers to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a HAMP modification and that all other foreclosure prevention alternatives have been exhausted. Additionally, foreclosure levels during the first half of 2009 were affected because of the foreclosure moratoria. The continued weak economy and high unemployment rates, as well as the prolonged decline in home prices on a national basis, continue to result in an increase in the percentage of our mortgage loans that transition from delinquent to foreclosure status and significantly reduced the values of our foreclosed single-family properties. Further, we have seen an increase in the percentage of our properties that we are unable to market for sale in the first quarter of 2010 compared with the first quarter of 2009. The most common reasons for our inability to market properties for sale are:

(1) properties are within the period during which state law allows the original owner to redeem the property by paying the past due balance; (2) properties are still occupied and the eviction process is not yet complete; or (3) properties are being repaired. As we are unable to market a higher portion of our inventory, it slows the pace at which we can dispose of our properties.

As shown in Table 41 we have experienced a disproportionate share of defaults, particularly within certain states that have had significant home price depreciation and Alt-A loans.

Table 41:  Single-Family Acquired Property Concentration Analysis

For the Three Months Ended
	As of		March 31, 2010	March 31, 2009
	March 31, 2010	December 31, 2009	Percentage of	Percentage of
	Percentage of	Percentage of	Properties	Properties
	Book	Book	Acquired	Acquired
	Outstanding(1)	Outstanding(1)	by Foreclosure(2)	by Foreclosure(2)

States:
Arizona, California, Florida and Nevada	28%	28%	36%	36%
Illinois, Indiana, Michigan and Ohio	11	11	19	18

(1)	Percentage calculated based on unpaid principal balance as of the end of each period.

(2)	Calculated based on the number of properties acquired through foreclosure during the period divided by the total number of properties acquired through foreclosure.

Although we have expanded our loan workout initiatives to keep borrowers in their homes, we expect our foreclosures to increase during 2010 as a result of the adverse impact that the weak economy and high unemployment have had and are expected to have on the financial condition of borrowers.

Multifamily Mortgage Credit Risk Management

The credit risk profile of our multifamily mortgage credit book of business is influenced by: the structure of the financing; the type and location of the property; the condition and value of the property; the financial strength of the borrower and lender; market and sub-market trends and growth; and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

While our multifamily mortgage credit book of business includes all of our multifamily mortgage-related assets, both on-and off-balance sheet, our guaranty book of business excludes non-Fannie Mae multifamily mortgage-related securities held in our portfolio for which we do not provide a guaranty. Our multifamily guaranty book of business consists of: multifamily mortgage loans held in our mortgage portfolio; Fannie Mae MBS held in our portfolio or by third parties; and other credit enhancements that we provide on mortgage assets. The following credit risk management discussion pertains to our multifamily guaranty book of business.

The credit statistics reported below, unless otherwise noted, pertain only to a specific portion of our multifamily guaranty book of business for which we have access to detailed loan-level information, which constituted over 99% and 98% of our total multifamily guaranty book as of March 31, 2010 and December 31, 2009.

See “Risk Factors” in our 2009 Form 10-K for a discussion of the risk due to our reliance on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business.

Multifamily Acquisition Policy and Underwriting Standards

Our HCD business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large sophisticated banks to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Loans delivered to us by DUS lenders and their affiliates represented approximately 83% of our multifamily guaranty book of business as of March 31, 2010 compared with 81% as of December 31, 2009.

We use various types of credit enhancement arrangements for our multifamily loans, including lender risk sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk sharing. Lenders in the DUS program typically share in loan-level risk in the following ways: (1) they bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they agree to share with us up to one-third of the credit losses on an equal basis. Other lenders typically share or absorb credit losses up to a negotiated percentage of the loan or the pool balance. As a result, our credit-enhanced loans typically account for a smaller proportion of our multifamily credit losses compared with their share of our seriously delinquent loans.

Multifamily Portfolio Diversification and Monitoring

Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangements is an important factor that influences credit quality and performance and helps reduce our credit risk.

The weighted average original LTV ratio for our multifamily guaranty book of business was 67% as of both March 31, 2010 and December 31, 2009. The percentage of our multifamily guaranty book of business with an original LTV ratio greater than 80% was 5% as of March 31, 2010 and December 31, 2009. We present the current risk profile of our multifamily guaranty book of business in “Note 7, Financial Guarantees.”

We monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the investment at the loan, property and portfolio level. We closely track the physical condition of the property, the relevant local market and economic conditions that may signal changing risk or return profiles and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans that merit closer attention or loss mitigation actions. For our investments in multifamily loans, the primary asset management responsibilities are performed by our DUS and other multifamily lenders. We periodically evaluate the performance of our third-party service providers for compliance with our asset management criteria.

Problem Loan Management and Foreclosure Prevention

Elevated vacancy rates and declining property values and rental income that resulted from weak economic conditions have caused increases in our multifamily serious delinquency rate and the level of foreclosures. In response to market conditions, we have further tightened our underwriting standards and implemented more proactive portfolio management and monitoring to keep credit losses to a low level relative to our multifamily guaranty book of business.

Problem Loan Statistics

Table 42 provides a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We calculate multifamily serious delinquency rates based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total multifamily guaranty book of business. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 42:  Multifamily Serious Delinquency Rates

	March 31, 2010		December 31, 2009		March 31, 2009
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Multifamily loans:
Credit enhanced	89%	0.69%	89%	0.54%	87%	0.31%
Non-credit enhanced	11	1.56	11	1.33	13	0.56

Total multifamily loans	100%	0.79%	100%	0.63%	100%	0.34%

As stated previously, the weak economic environment has negatively affected serious delinquency rates across our multifamily guaranty book of business, with all loan sizes experiencing higher delinquencies. The credit enhanced book is exhibiting a lower rate of average delinquencies relative to the overall book and the non-credit enhanced loans are experiencing a higher rate of delinquencies. Relative to our overall multifamily guaranty book, the 2007 acquisitions continue to exhibit higher than average delinquency rates accounting for 41% of our multifamily serious delinquency rate while representing approximately 24% of our multifamily guaranty book as of March 31, 2010. Although our 2007 acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of multifamily housing values.

REO Management

Foreclosure and REO activity affects the level of credit losses. Table 43 compares our multifamily REO balances for the periods indicated.

Table 43:  Multifamily Foreclosed Properties

	As of March 31,
	2010	2009

Number of multifamily foreclosed properties (REO)	107	38

Carrying value of multifamily foreclosed properties (dollars in millions)	$319	$176

Unfavorable economic conditions continue to stress our multifamily guaranty book of business and have resulted in increased levels of multifamily foreclosed property inventory.

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

See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2009 Form 10-K for additional information about our institutional counterparties including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers and from document custodians.

Mortgage Servicers

Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 80% of our single-family guaranty book of business as of March 31, 2010 and December 31, 2009. Our largest mortgage servicer is Bank of America Corporation, which, together with its affiliates, serviced approximately 27% of our single-family guaranty book of business as of March 31, 2010 and December 31, 2009. In addition, we had two other mortgage servicers, Wells Fargo & Company and JP Morgan Chase & Co., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of March 31, 2010. Wells Fargo & Company and the PNC Financial Services Group, with their affiliates, each serviced over 10% of our multifamily guaranty book of business as of March 31, 2010. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

During the first quarter of 2010, our primary mortgage servicer counterparties have generally continued to meet their obligations to us. The growth in the number of delinquent loans on their books of business may negatively affect the ability of these counterparties to continue to meet their obligations to us in the future.

Our mortgage servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements or if mortgage insurers rescind coverage. In 2009 and during the first quarter of 2010, the number of repurchase and reimbursement requests remained high. Pursuant to our servicers’ contractual obligations, during the first quarter of 2010, the aggregate unpaid principal balance of loans repurchased by our servicers was approximately $1.8 billion compared with $1.1 billion during the first quarter of 2009. If a significant servicer counterparty, or a number of servicer counterparties, fails to fulfill its repurchase and reimbursement obligations to us, it could result in a substantial increase in our credit losses and have a material adverse effect on our results of operations and financial condition. We expect the amount of our outstanding repurchase and reimbursement requests to remain high throughout 2010.

We are exposed to the risk that a mortgage servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud.

Mortgage Insurers

We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $103.2 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2010, which represented approximately 4% of our single-family guaranty book of business as of March 31, 2010. Primary mortgage insurance represented $97.3 billion of this total, and pool mortgage insurance was $5.9 billion. We had total mortgage insurance coverage risk in force of $106.5 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2009, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2009. Primary mortgage insurance represented $99.6 billion of this total, and pool mortgage insurance was $6.9 billion.

Table 44 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of March 31, 2010. These mortgage insurers provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of March 31, 2010.

Table 44:  Mortgage Insurance Coverage

	As of March 31, 2010
	Maximum Coverage(2)
Counterparty:(1)	Primary	Pool	Total
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$23,003	$2,150	$25,153
Radian Guaranty, Inc.	15,545	400	15,945
Genworth Mortgage Insurance Corporation	15,235	133	15,368
United Guaranty Residential Insurance Company	14,449	245	14,694
PMI Mortgage Insurance Co.	12,996	644	13,640
Republic Mortgage Insurance Company	10,551	1,247	11,798
Triad Guaranty Insurance Corporation	3,406	1,026	4,432
CMG Mortgage Insurance Company(3)	1,950	—	1,950

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. A number of our mortgage insurers have received waivers from their regulators regarding state-imposed risk-to-capital limits. Without these waivers, these mortgage insurers would not be able to continue to write new business in accordance with state regulatory requirements. In April 2010, two of our mortgage insurer counterparties raised capital, which improved their ability to meet state-imposed risk-to-capital limits and improved their ability to continue paying our claims in full when due. It is uncertain as to how long our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits. Several mortgage insurers continue to approach us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities. In February 2010, we approved PMI Mortgage Assurance Co. (PMAC), a wholly-owned subsidiary of PMI Mortgage Insurance Co., to provide mortgage insurance in a limited number of states, subject to certain conditions.

As of March 31, 2010, our allowance for loan losses of $60.6 billion, allowance for accrued interest receivable of $7.6 billion and reserve for guaranty losses of $233 million incorporated an estimated recovery amount of approximately $16.5 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $19.5 billion as of March 31, 2010 and an adjustment of approximately $3.0 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

When an insured loan held in Fannie Mae’s mortgage portfolio subsequently goes into foreclosure, Fannie Mae charges off the loan, eliminating any previously-recorded loss reserves, and records real-estate owned and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. We had outstanding receivables from mortgage insurers of $3.1 billion as of March 31, 2010 and $2.5 billion as of December 31, 2009, related to amounts claimed on insured, defaulted loans that we have not yet received. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $82 million as of March 31, 2010 and $51 million as of December 31, 2009 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.5 billion for the three months ended March 31, 2010 and $3.6 billion for the year ended December 31, 2009. During the first quarter of 2010, we negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. As a result, we recognized $562 million as a reduction of “foreclosed property expense” in our condensed consolidated statements of operations, of which $124 million was collected subsequent to March 31, 2010. The cash fees received of $438 million for the three months ended March 31, 2010 and $668 million for the year ended December 31, 2009 are included in our total insurance proceeds amount.

Our mortgage insurer counterparties have generally continued to pay claims owed to us, except where alternative payment terms have been negotiated. Our mortgage insurer counterparties have significantly increased the number of mortgage loans for which they have rescinded coverage. In those cases where the mortgage insurance was obtained to meet our charter requirements or where we independently agree with the materiality of the finding that was the basis for the rescission, we generally require the servicer to repurchase the loan or indemnify us against loss.

Besides evaluating their condition to assess whether we have incurred probable losses in connection with our coverage, we also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Except for Triad, as of May 7, 2010, our mortgage insurer counterparties remain qualified to conduct business with us.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with loan-to-value ratios over 80% at the time of purchase. In connection with HARP, we are generally able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these refinanced loans with updated loan-to-value ratios above 80% and up to 125% may have no mortgage insurance or less insurance than we would otherwise require for a loan not originated under this program. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high loan-to-value ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with loan-to-value ratios over 80% at the time of purchase. Approximately 10% of our conventional single-family business volume for 2009 consisted of loans with a loan-to-value ratio higher than 80% at the time of purchase. For the first quarter of 2010, these loans accounted for 17% of our single-family business volume.

Financial Guarantors

We were the beneficiary of financial guarantees totaling $9.4 billion as of March 31, 2010 and $9.6 billion as of December 31, 2009, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $36.8 billion as of March 31, 2010 and $51.3 billion as of December 31, 2009.

Nine financial guarantors provided bond insurance coverage to us as of March 31, 2010. Only one of the financial guarantors had an investment grade rating while the others were rated below investment grade. Most of these financial guarantors experienced material adverse changes to their financial condition during 2009 and the first quarter of 2010 because of significantly higher claim losses that have impaired their claims paying ability. Although none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts, based on the stressed financial condition of our financial guarantor counterparties, we believe that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future.

In March 2010, Ambac Assurance Corp (“Ambac”) and its insurance regulator, the Wisconsin Office of the Commissioner of Insurance, imposed a court-ordered moratorium on certain claim payments to provide bond insurance coverage, including $1.4 billion of our private label securities insured by Ambac. The outcome of legal proceedings regarding the moratorium and the proposed company rehabilitation each remain uncertain at this time. In determining our other-than-temporary impairment on our private label securities insured by Ambac, we have assumed that we will not receive any proceeds from Ambac. See “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $17.7 billion as of March 31, 2010 and $18.3 billion as of December 31, 2009. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $29.1 billion as of March 31, 2010 and $28.7 billion as of December 31, 2009.

Unfavorable market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) was 45% as of March 31, 2010 and December 31, 2009. The percentage of these recourse obligations to lender counterparties rated below investment grade was 22% as of March 31, 2010 and December 31, 2009. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 33% as of March 31, 2010 and December 31, 2009. Given the stressed financial condition of many of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

As noted above in “Multifamily Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of multiple lenders that span the spectrum from large sophisticated banks to smaller independent multifamily lenders. Given the recourse nature of the DUS program, these lenders are bound by higher eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral with us to support a portion of the lenders’ loss sharing obligations. To help ensure the level of risk that is being taken with these lenders remains appropriate, we actively monitor the financial condition of these lenders.

Custodial Depository Institutions

A total of $51.4 billion in deposits for single-family payments were received and held by 291 institutions in the month of March 2010 and a total of $51.0 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2009. Of these total deposits, 96% as of March 31, 2010 and 95% as of December 31, 2009 were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch. Our ten largest custodial depository institutions held 94% and 93% of these deposits as of March 31, 2010 and December 31, 2009, respectively.

Issuers of Securities Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, U.S. Treasury securities, asset-backed securities, and corporate debt securities. See “Consolidated Balance Sheet Analysis—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio. Our counterparty risk is primarily with the issuers of unsecured corporate debt and financial institutions with short-term deposits.

Our cash and other investments portfolio which totaled $136.7 billion as of March 31, 2010, included $47.1 billion of U.S. Treasury securities and $30.8 billion of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions, of which approximately 99% were with issuers which had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s and Fitch ratings. As of December 31, 2009, our cash and other investments portfolio totaled $69.4 billion and included $45.8 billion of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions, of which approximately 92% were with issuers which had a credit rating of AA (or its equivalent) or higher, based on the lowest of Standard & Poor’s, Moody’s and Fitch ratings.

During the first quarter of 2010, we evaluated the growing uncertainty on the stability of various European economies and financial institutions and as a result of this evaluation, reduced the number of counterparties in our cash and other investments portfolio in those markets.

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist. Derivatives in a gain position are reported in our condensed consolidated balance sheets as “Derivative assets, at fair value.”

We present our credit loss exposure for our outstanding risk management derivative contracts, by counterparty credit rating, as of March 31, 2010 and December 31, 2009 in “Note 10, Derivative Instruments.” We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

We also manage our exposure to derivatives counterparties by requiring collateral in specified instances. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Our net credit exposure on derivatives contracts decreased to $99 million as of March 31, 2010, from $238 million as of

December 31, 2009. We had outstanding interest rate and foreign currency derivative transactions with 16 counterparties as of March 31, 2010 and December 31, 2009. Derivatives transactions with nine of our counterparties accounted for approximately 90% of our total outstanding notional amount as of March 31, 2010, with each of these counterparties accounting for between approximately 4% and 13% of the total outstanding notional amount. In addition to the 16 counterparties with whom we had outstanding notional amounts as of March 31, 2010, we had master netting agreements with three counterparties with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future.

Congress is currently considering financial regulatory reform legislation, including additional regulation of the over-the-counter derivatives market. If enacted, this legislation would require that major derivatives market participants submit derivatives trades for clearing through a central counterparty. Currently, we do not centrally clear our derivatives trades. If enacted such legislation could directly and indirectly affect many aspects of our business and that of our business partners.

See “Note 10, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of March 31, 2010 and December 31, 2009. See “Risk Factors” in our 2009 Form 10-K for a discussion of the risks to our business posed by interest rate risk and a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

Market Risk Management, Including Interest Rate Risk Management

We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes in interest rates. Spread risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure and our strategy for managing interest rate risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” in our 2009 Form 10-K.

Derivatives Activity

Table 45 presents, by derivative instrument type, our risk management derivative activity, excluding mortgage commitments, for the three months ended March 31, 2010 along with the stated maturities of derivatives outstanding as of March 31, 2010.

Table 45:  Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed(2)	Basis(3)	Currency(4)	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2009	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207
Additions	43,140	35,576	55	151	6,425	5,750	—	—	91,097
Terminations(6)	(109,883)	(81,700)	(60)	(279)	(11,000)	(7,700)	—	—	(210,622)

Notional balance as of March 31, 2010	$315,857	$229,293	$3,220	$1,409	$94,725	$73,430	$7,000	$748	$725,682

Future maturities of notional amounts:(7)
Less than 1 year	$29,225	$35,485	$2,180	$306	$2,600	$—	$—	$59	$69,855
1 to less than 5 years	189,430	132,736	85	—	54,400	1,500	7,000	643	385,794
5 to less than 10 years	72,377	47,218	—	458	11,450	27,645	—	46	159,194
10 years and over	24,825	13,854	955	645	26,275	44,285	—	—	110,839

Total	$315,857	$229,293	$3,220	$1,409	$94,725	$73,430	$7,000	$748	$725,682

Weighted-average interest rate as of March 31, 2010:
Pay rate	3.41%	0.25%	0.03%	—	5.53%	—	—	—
Receive rate	0.25%	3.21%	1.83%	—	—	4.46%	3.58%	—
Weighted-average interest rate as of December 31, 2009:
Pay rate	3.46%	0.26%	0.05%	—	5.46%	—	—	—
Receive rate	0.26%	3.47%	1.59%	—	—	4.45%	3.58%	—

(1)	Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $406 million as of March 31, 2010 and December 31, 2009. The notional amount of swaps callable by derivatives counterparties was $393 million as of March 31, 2010. There were no swaps callable by derivatives counterparties as of December 31, 2009.

(3)	Notional amounts include swaps callable by derivatives counterparties of $605 million and $610 million as of March 31, 2010 and December 31, 2009, respectively.

(4)	Exchange rate adjustments to foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Exchange rate adjustments to foreign currency swaps that are added or terminated during the period are reflected in the respective categories.

(5)	Includes swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts.

(7)	Amounts reported are based on contractual maturities. Some of these amounts represent swaps that are callable by Fannie Mae or by a derivative counterparty, in which case the notional amount would cease to be outstanding prior to maturity if the call option were exercised. See notes (2) and (3) for information on notional amounts that are callable.

The decline in our outstanding notional balance of our risk management derivatives during the first quarter of 2010 primarily resulted from the termination of a significant portion of offsetting pay-fixed and receive-fixed swap positions that we determined are no longer providing an economic hedging benefit.

Measurement of Interest Rate Risk

Below we present two quantitative metrics that provide estimates of our interest rate exposure: (1) fair value sensitivity of net portfolio to changes in interest rate levels and slope of yield curve; and (2) duration gap. The metrics presented are generated using internal models. On a continuous basis, management makes judgments about the appropriateness of the risk assessments of the model results and will make adjustments to the results shown below as it sees fit to properly assess our interest rate exposure and manage our interest rate risk.

Interest Rate Sensitivity to Changes in Interest Rate Level and Slope of Yield Curve

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

The daily average adverse impact from a 50 basis point change in interest rates and from a 25 basis point change in the slope of the yield curve was $(0.5) billion and $(0.1) billion, respectively, for the month of March 2010, compared with $(0.6) billion for a 50 basis point change in interest rates and $(0.1) billion for a 25 basis point change in the slope of the yield curve for the month of December 2009.

The sensitivity measures presented in Table 46, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter based on values used for financial reporting; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 46:  Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	March 31, 2010	December 31, 2009
	(Dollars in billions)

Rate level shock:
-100 basis points	$(1.0)	$(0.1)
-50 basis points	(0.4)	0.1
+50 basis points	0.2	(0.4)
+100 basis points	0.4	(0.9)
Rate slope shock:
-25 basis points (flattening)	(0.1)	(0.2)
+25 basis points (steepening)	0.1	0.1

(1)	Computed based on changes in LIBOR swap rates.

The change in the sensitivities from December 31, 2009 to March 31, 2010 reflects the decline in interest rates during the first quarter of 2010 that reduced the sensitivity of prepayable mortgage assets.

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

Table 47 presents our monthly effective duration gap from December 2009 to March 2010. We also present the historical average daily duration for the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index for the same months. As a result of our rebalancing actions in response to movements in interest rates, our duration gap is both lower than and less volatile than the duration of the mortgage index as calculated by Barclays Capital. We use duration hedges, including longer term debt and interest rate swaps, to reduce the duration of our net portfolio, and we use option-based hedges, including callable debt and interest rate swaptions, to reduce the convexity, or the duration changes, of our net portfolio as interest rates move. Our duration gap also differs from the duration of the mortgage index as calculated by Barclay’s capital because our mortgage portfolio includes mortgage assets that typically have a duration shorter than 30 years, such as adjustable-rate mortgage loans, as well as mortgage assets that generally have a longer duration, such as multifamily loans and CMBS. In addition, the models we use to estimate duration are different from those used by Barclays Capital.

Table 47:  Duration Gap

		30-Year Fannie Mae
	Fannie Mae	Mortgage Index
	Effective	Option Adjusted
Month	Duration Gap	Duration(1)
	(In months)

December 2009	1	40
January 2010	1	43
February 2010	—	44
March 2010	(1)	44
April 2010	(1)	49

(1)	Reflects average daily option-adjusted duration, expressed in months, based on the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index obtained from Barclays Capital Live.

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

In “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2009 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments. As of March 31, 2010, these sensitivities were relatively unchanged as compared with December 31, 2009. Although fewer of our financial instruments are designated as trading instruments as of March 31, 2010 compared with December 31, 2009 due to adopting the new accounting standards, there was no significant change in our overall portfolio composition or risk profile and the decrease in trading securities resulted in a decrease in the interest rate sensitivity of those instruments. The fair value of our trading financial instruments and our other financial instruments as of March 31, 2010 and December 31, 2009 can be found in “Note 16, Fair Value.”

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

Among the forward-looking statements in this report are statements relating to:

•	Our general belief that the housing and mortgage markets will continue to be weak throughout 2010, though they may be supported in the second quarter of 2010 by historically low mortgage rates and the temporary homebuyer tax credit;

•	Our belief that home sales may start a longer term growth path by the end of 2010 if the labor market shows improvement;

•	Our belief that the actions we have taken to stabilize the housing market and minimize our credit losses may continue to have, at least in the short term, a material adverse effect on our results of operations and financial condition, including our net worth;

•	Our expectation that there may be fewer multifamily properties being offered for sale in 2010;

•	Our expectation that our REO inventory will increase in 2010;

•	Our expectation that during 2010: (1) default and severity rates will remain heightened; (2) home prices will decline slightly further on a national basis, more in some geographic areas than in others; and (3) the level of foreclosures will increase.

•	Our expectation that the level of multifamily defaults and serious delinquencies will increase further during 2010;

•	Our expectations that (1) residential mortgage debt outstanding will continue to decline through 2010, (2) there will be a shift of the market away from refinance activity in the coming months if interest rates increase, which will be somewhat offset by a seasonal increase in home sales, and (3) these trends, combined with an expected decline in total originations in 2010, will have an adverse impact on our business volumes during the remainder of 2010;

•	Our expectation that home prices on a national basis will continue to decline slightly in 2010 before stabilizing, and that there will be significant geographic variation in the levels of decline and stabilization;

•	Our expectation that our credit-related expenses will remain high in 2010;

•	Our expectation that our single-family and multifamily credit losses will continue to increase during 2010 as a result of anticipated continued high unemployment and overall economic weakness, which will contribute to an expected increase in our charge-offs as we pursue foreclosure alternatives and foreclosures;

•	Our belief that the level of our nonperforming loans will remain elevated for a period of time;

•	Our expectation that, if current trends continue, our credit related expenses in 2010 could be lower than in 2009;

•	Our expectation that, as 2010 progresses, the pace at which loans become delinquent will moderate which, coupled with an increase in the pace of foreclosures and problem loan workouts, will result in a slower rate of increase in, and possibly a leveling of, delinquencies;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that we will not generate sufficient taxable income for the foreseeable future to realize our net deferred tax assets;

•	Our expectation that uncertainty regarding the future of our business after the conservatorship is terminated will continue, including uncertainty about whether we will continue in our current form;

•	Our expectation that our single-family loss reserve for individually impaired loans will continue to grow in conjunction with our loan modification efforts;

•	Our intention to maximize the value of distressed loans over time, utilizing loan modification, foreclosure, repurchases and other preferable loss resolution techniques that to date have resulted in per loan net recoveries materially higher than those that would have been available had they been sold in the distressed loan market;

•	Our intention to increase our purchases of delinquent loans from single-family MBS trusts and our expectation that we will have increased cash needs to complete such purchases;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities and through funds we receive from Treasury;

•	Our expectation that we will continue to need funding from Treasury due to our continued net worth deficit;

•	Our expectation that the level of dividends on the senior preferred stock will increase in future periods as the conservator requests additional funds on our behalf from Treasury;

•	Our belief that our expenses may increase as a result of our single-family mortgage credit risk management strategies;

•	Our expectation that our acquisitions of Alt-A mortgage loans will be minimal in future periods;

•	The possibility that the financial difficulties that our institutional counterparties are experiencing may negatively affect their ability to meet their obligations to us;

•	Our intention to maintain a balance in our cash and other investments portfolio, as well as a balance of unencumbered agency MBS, such that the sum of those balances will allow us to meet our cash obligations for 365 days without relying on the issuance of unsecured debt;

•	Our intention to remediate the material weaknesses in the design of our controls over the change management process we apply to applications and models we use in accounting;

•	Our belief that it is likely that we will not remediate the material weakness, related to the communication of information to management, in our disclosure controls and procedures while we are under conservatorship;

•	Our expectation that we may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with investigations and lawsuits, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth;

•	Our expectation that we may be unable to find sufficient alternative sources of liquidity in the event our access to the unsecured debt markets is impaired;

•	Our belief that shortcoming or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations, disrupt our business, and result in legislative or regulatory intervention, liability to customers, and financial losses or damage to our reputation, including as a result of our inadvertent dissemination of confidential or inaccurate information;

•	Our belief that certain laws and regulations that restrict our activities and operations may prohibit us from undertaking activities that we believe would benefit our business and limit our ability to diversify our business;

•	Our intention that recently announced changes to our single-family acquisition policies and underwriting standards will improve the credit quality of mortgage loans delivered to us and further reduce our acquisition of higher risk conventional loan categories;

•	Our intention, as part of our Loan Quality Initiative, to validate certain borrower and property information and collect additional property and appraisal data at the time of delivery of mortgage loans; and

•	Our expectation that if our stock trades below one dollar per share, or our conservator determines that our securities should not continue to be listed on a national securities exchange, our common and preferred stock could be delisted from the NYSE, which would likely result in a significant decline in trading volume and liquidity, and possibly a decline in price, of our securities, and it could become more difficult for our shareholders to sell their shares at prices comparable to those in effect prior to delisting or at all.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to the following: our ability to maintain a positive net worth; adverse effects from activities we undertake to support the mortgage market and help borrowers; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; future accounting standards; changes in the structure and regulation of the financial services industry, including government efforts to bring about an economic recovery; our ability to access the debt capital markets; further disruptions in the housing, credit and stock markets; the level and volatility of interest rates and credit spreads; the adequacy of credit reserves; pending government investigations and litigation; changes in management; the accuracy of subjective estimates used in critical accounting policies; and those factors described in this report and in our 2009 Form 10-K, including those factors described under the heading “Risk Factors.”

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors described under the heading “Risk Factors” in our 2009 Form 10-K or in this report. Our forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets
 (Dollars in millions, except share amounts)
(Unaudited)

	As of
	March 31,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents (includes cash of consolidated trusts of $446 and $2,092, respectively)	$30,477	$6,812
Restricted cash (includes restricted cash of consolidated trusts of $42,731 and $-, respectively)	45,479	3,070
Federal funds sold and securities purchased under agreements to resell or similar arrangements	62,446	53,684
Investments in securities:
Trading, at fair value (includes securities of consolidated trusts of $32 and $5,599, respectively)	72,529	111,939
Available-for-sale, at fair value (includes securities of consolidated trusts of $624 and $10,513, respectively, and securities pledged as collateral that may be sold or repledged of $- and $1,148, respectively)	108,667	237,728

Total investments in securities	181,196	349,667

Mortgage loans:
Loans held for sale, at lower of cost or fair value	980	18,462
Loans held for investment, at amortized cost
Of Fannie Mae	309,991	256,434
Of consolidated trusts (includes loans pledged as collateral that may be sold or repledged of $2,895 and $1,947, respectively)	2,679,336	129,590

Total loans held for investment	2,989,327	386,024
Allowance for loan losses	(60,569)	(9,925)

Total loans held for investment, net of allowance	2,928,758	376,099

Total mortgage loans	2,929,738	394,561
Advances to lenders	4,151	5,449
Accrued interest receivable:
Of Fannie Mae	4,333	3,774
Of consolidated trusts	13,939	519
Allowance for accrued interest receivable	(7,611)	(536)

Total accrued interest receivable, net of allowance	10,661	3,757

Acquired property, net	12,369	9,142
Derivative assets, at fair value	435	1,474
Guaranty assets	473	8,356
Deferred tax assets, net	1,906	909
Partnership investments	1,853	2,372
Servicer and MBS trust receivable	679	18,329
Other assets	11,892	11,559

Total assets	$3,293,755	$869,141

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable:
Of Fannie Mae	$5,006	$4,951
Of consolidated trusts	10,558	29
Federal funds purchased and securities sold under agreements to repurchase	180	—
Short-term debt:
Of Fannie Mae	207,822	200,437
Of consolidated trusts	6,343	—
Long-term debt:
Of Fannie Mae (includes debt at fair value of $3,258 and $3,274, respectively)	576,307	567,950
Of consolidated trusts (includes debt at fair value of $310 and $-, respectively)	2,472,192	6,167
Derivative liabilities, at fair value	957	1,029
Reserve for guaranty losses (includes $33 and $4,772, respectively, related to Fannie Mae MBS included in Investments in securities)	233	54,430
Guaranty obligations	827	13,996
Partnership liabilities	2,020	2,541
Servicer and MBS trust payable	9,799	25,872
Other liabilities	9,882	7,020

Total liabilities	3,302,126	884,422

Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	76,200	60,900
Preferred stock, 700,000,000 shares are authorized—578,598,631 and 579,735,457 shares issued and outstanding, respectively	20,291	20,348
Common stock, no par value, no maximum authorization—1,267,426,377 and 1,265,674,761 shares issued, respectively; 1,115,813,353 and 1,113,358,051 shares outstanding, respectively	665	664
Additional paid-in capital	604	2,083
Accumulated deficit	(95,061)	(90,237)
Accumulated other comprehensive loss	(3,754)	(1,732)
Treasury stock, at cost, 151,613,024 and 152,316,710 shares, respectively	(7,396)	(7,398)

Total Fannie Mae stockholders’ deficit	(8,451)	(15,372)

Noncontrolling interest	80	91

Total deficit	(8,371)	(15,281)

Total liabilities and equity (deficit)	$3,293,755	$869,141

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations
 (Dollars and shares in millions, except per share amounts)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2010	2009

Interest income:
Trading securities	$315	$990
Available-for-sale securities	1,473	3,721
Mortgage loans:
Of Fannie Mae	3,298	4,707
Of consolidated trusts	34,321	891
Other	39	127

Total interest income	39,446	10,436

Interest expense:
Short-term debt:
Of Fannie Mae	116	1,107
Of consolidated trusts	2	—
Long-term debt:
Of Fannie Mae	5,081	5,992
Of consolidated trusts	31,458	89

Total interest expense	36,657	7,188

Net interest income	2,789	3,248

Provision for loan losses	(11,939)	(2,509)

Net interest income (loss) after provision for loan losses	(9,150)	739

Guaranty fee income (includes imputed interest of $29 and $150 for the three months ended March 31, 2010 and 2009, respectively)	54	1,752
Investment gains, net	166	223
Other-than-temporary impairments	(186)	(5,653)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	(50)	—

Net other-than-temporary impairments	(236)	(5,653)
Fair value losses, net	(1,705)	(1,460)
Debt extinguishment losses, net (includes debt extinguishment losses related to consolidated trusts of $69 for the three months ended March 31, 2010)	(124)	(79)
Losses from partnership investments	(58)	(357)
Fee and other income	179	192

Non-interest loss	(1,724)	(5,382)

Administrative expenses:
Salaries and employee benefits	324	293
Professional services	194	143
Occupancy expenses	41	48
Other administrative expenses	46	39

Total administrative expenses	605	523
Provision (benefit) for guaranty losses	(36)	17,825
Foreclosed property expense (income)	(19)	538
Other expenses	172	279

Total expenses	722	19,165

Loss before federal income taxes	(11,596)	(23,808)
Benefit for federal income taxes	(67)	(623)

Net loss	(11,529)	(23,185)
Less: Net (income) loss attributable to the noncontrolling interest	(1)	17

Net loss attributable to Fannie Mae	(11,530)	(23,168)
Preferred stock dividends	(1,527)	(29)

Net loss attributable to common stockholders	$(13,057)	$(23,197)

Loss per share — Basic and Diluted	$(2.29)	$(4.09)
Weighted-average common shares outstanding — Basic and Diluted	5,692	5,666

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows
 (Dollars in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows used in operating activities:
Net loss	$(11,529)	$(23,185)
Amortization of debt of Fannie Mae cost basis adjustments	364	1,326
Amortization of debt of consolidated trusts cost basis adjustments	(68)	(2)
Provision for loan and guaranty losses	11,903	20,334
Valuation (gains) losses	(990)	5,403
Current and deferred federal income taxes	(67)	(1,713)
Derivatives fair value adjustments	891	(3)
Purchases of loans held for sale	(17)	(33,332)
Proceeds from repayments of loans held for sale	9	295
Net change in trading securities, excluding non-cash transfers	(31,679)	1,949
Other, net	(1,720)	(1,417)

Net cash used in operating activities	(32,903)	(30,345)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(6,695)	—
Proceeds from maturities of trading securities held for investment	805	2,656
Proceeds from sales of trading securities held for investment	15,068	38
Purchases of available-for-sale securities	(107)	(22,697)
Proceeds from maturities of available-for-sale securities	4,120	9,731
Proceeds from sales of available-for-sale securities	6,154	53,972
Purchases of loans held for investment	(19,863)	(9,859)
Proceeds from repayments of loans held for investment of Fannie Mae	3,250	10,974
Proceeds from repayments of loans held for investment of consolidated trusts	130,226	3,020
Net change in restricted cash	3,174	—
Advances to lenders	(10,338)	(22,877)
Proceeds from disposition of acquired property	7,678	4,554
Reimbursements to servicers for loan advances	(11,748)	(4,434)
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	(9,135)	13,405
Other, net	(382)	(195)

Net cash provided by investing activities	112,207	38,288
Cash flows used in financing activities:
Proceeds from issuance of short-term debt of Fannie Mae	192,421	360,173
Proceeds from issuance of short-term debt of consolidated trusts	3,332	—
Payments to redeem short-term debt of Fannie Mae	(185,156)	(417,553)
Payments to redeem short-term debt of consolidated trusts	(9,513)	—
Proceeds from issuance of long-term debt of Fannie Mae	100,604	105,057
Proceeds from issuance of long-term debt of consolidated trusts	83,692	—
Payments to redeem long-term debt of Fannie Mae	(92,355)	(65,290)
Payments to redeem long-term debt of consolidated trusts	(162,617)	(127)
Proceeds from senior preferred stock purchase agreement with Treasury	15,300	15,200
Net change in federal funds purchased and securities sold under agreements to repurchase	180	(65)
Other, net	(1,527)	(25)

Net cash used in financing activities	(55,639)	(2,630)
Net increase in cash and cash equivalents	23,665	5,313
Cash and cash equivalents at beginning of period	6,812	17,933

Cash and cash equivalents at end of period	$30,477	$23,246

Cash paid during the period for:
Interest	$40,660	$7,806
Income taxes	—	848
Non-cash activities (excluding transition-related impacts — see Note 2):
Mortgage loans acquired by assuming debt	$130,042	$13
Net transfers from mortgage loans held for investment of consolidated trusts to mortgage loans held for investment of Fannie Mae	55,074	—
Transfers from advances to lenders to investments in securities	—	13,131
Transfers from advances to lenders to loans held for investment of consolidated trusts	11,012	—
Net transfers from mortgage loans to acquired property	2,233	916

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Fannie Mae Stockholders’ Equity
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss	Stock	Interest	(Deficit)

Balance as of December 31, 2008	1	597	1,085	$1,000	$21,222	$650	$3,621	$(26,790)	$(7,673)	$(7,344)	$157	$(15,157)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,168)	—	—	(17)	(23,185)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for sale securities (net of tax of $271)	—	—	—	—	—	—	—	—	505	—	—	505
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $1,979)	—	—	—	—	—	—	—	—	3,674			3,674
Reclassification adjustment for gains included in net loss (net of tax of $17)	—	—	—	—	—	—	—	—	32	—	—	32
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	29	—	—	29
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	15	—	—	15

Total comprehensive loss												(18,930)
Senior preferred stock dividends	—	—	—	—	—	—	(25)	—	—	—	—	(25)
Increase to senior preferred liquidation preference	—	—	—	15,200	—	—	—	—	—	—	—	15,200
Conversion of convertible preferred stock into common stock	—	(12)	19	—	(593)	10	583	—	—	—	—	—
Other	—	—	1	—	—	—	19	1	—	(34)	—	(14)

Balance as of March 31, 2009	1	585	1,105	$16,200	$20,629	$660	$4,198	$(49,957)	$(3,418)	$(7,378)	$137	$(18,929)

Balance as of December 31, 2009	1	580	1,113	$60,900	$20,348	$664	$2,083	$(90,237)	$(1,732)	$(7,398)	$91	$(15,281)
Cumulative effect from the adoption of the accounting standards on transfers of financial assets and consolidation	—	—	—	—	—	—	—	6,706	(3,394)	—	(14)	3,298

Balance as of January 1, 2010, adjusted	1	580	1,113	60,900	20,348	664	2,083	(83,531)	(5,126)	(7,398)	77	(11,983)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	2	2
Comprehensive loss:
Net income (loss)	—	—	—	—	—	—	—	(11,530)	—	—	1	(11,529)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for-sale securities, (net of tax of $710)	—	—	—	—	—	—	—	—	1,318	—	—	1,318
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $81)	—	—	—	—	—	—	—	—	155	—	—	155
Reclassification adjustment for losses included in net loss (net of tax of $56)	—	—	—	—	—	—	—	—	(103)	—	—	(103)
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	2	—	—	2

Total comprehensive loss												(10,157)
Senior preferred stock dividends	—	—	—	—	—	—	(1,527)	—	—	—	—	(1,527)
Increase to senior preferred liquidation preference	—	—	—	15,300	—	—	—	—	—	—	—	15,300
Conversion of convertible preferred stock into common stock	—	(1)	2	—	(57)	1	56	—	—	—	—	—
Other	—	—	1	—	—	—	(8)	—	—	2	—	(6)

Balance as of March 31, 2010	1	579	1,116	$76,200	$20,291	$665	$604	$(95,061)	$(3,754)	$(7,396)	$80	$(8,371)

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Organization

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). We are a government-sponsored enterprise (“GSE”), and we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). Through July 29, 2008, we were regulated by the Office of Federal Housing Enterprise Oversight (“OFHEO”), which was replaced on July 30, 2008 with FHFA upon the enactment of the Federal Housing Finance Regulatory Reform Act of 2008 (“2008 Reform Act”). The U.S. government does not guarantee our securities or other obligations.

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

Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act, (together, the “GSE Act”), the conservator immediately succeeded to all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and succeeded to the title to the books, records and assets of any other legal custodian of Fannie Mae. FHFA, in its role as conservator, has overall management authority over our business. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. The conservator retains the authority to withdraw its delegations at any time.

As of May 9, 2010, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The GSE Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator.

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of May 9, 2010, FHFA has not exercised this power.

Neither the conservatorship nor the terms of our agreements with Treasury changes our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.

The conservatorship has no specified termination date and the future structure of our business following termination of the conservatorship is uncertain. We do not know when or how the conservatorship will be

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

terminated or what changes to our business structure will be made during or following the termination of the conservatorship. We do not know whether we will exist in the same or a similar form or continue to conduct our business as we did before the conservatorship, or whether the conservatorship will end in receivership. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results.

Impact of U.S. Government Support

We are dependent upon the continued support of Treasury to eliminate our net worth deficit, which avoids our being placed into receivership. Based on consideration of all the relevant conditions and events affecting our operations, including our dependence on the U.S. Government, we continue to operate as a going concern and in accordance with our delegation of authority from FHFA.

Pursuant to the amended senior preferred stock purchase agreement, Treasury has committed to provide us with funding as needed to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $75.2 billion to date under Treasury’s funding commitment and the Acting Director of FHFA has submitted a request for an additional $8.4 billion from Treasury to eliminate our net worth deficit as of March 31, 2010. The aggregate liquidation preference of the senior preferred stock was $76.2 billion as of March 31, 2010 and will increase to $84.6 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of March 31, 2010.

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our roll-over risk increases when our outstanding short-term debt increases as a percentage of our total outstanding debt. Our ability to issue long-term debt has been strong in recent quarters primarily due to actions taken by the federal government, to support us and the financial markets. Many of these programs initiated by the federal government, however, have expired in the last five months. The Treasury credit facility and Treasury MBS purchase program terminated on December 31, 2009. The Federal Reserve’s agency debt and MBS purchase programs expired on March 31, 2010. Despite the expiration of these programs, as of the date of this filing, demand for our long-term debt securities continues to be strong.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In February 2010, the Obama Administration stated in its fiscal year 2011 budget proposal that it was continuing to monitor the situation of Fannie Mae, Freddie Mac and the Federal Home Loan Bank System and would continue to provide updates on considerations for longer-term reform of Fannie Mae and Freddie Mac as appropriate. These considerations may have a material impact on our ability to issue debt or refinance existing debt as it becomes due and hinder our ability to continue as a going concern. On April 14, 2010, the Obama Administration released seven broad questions for public comment on the future of the housing finance system, including Fannie Mae and Freddie Mac, and announced that it would hold a series of public forums across the country on housing finance reform.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2010 may not necessarily be indicative of the results for the year ending December 31, 2010. The unaudited interim condensed consolidated financial statements as of March 31, 2010 and our consolidated financial statements as of December 31, 2009 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), filed with the SEC on February 26, 2010.

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and the Treasury are deemed related parties. As of March 31, 2010, Treasury held an investment in our senior preferred stock with a liquidation preference of $76.2 billion. During 2009, Treasury engaged us to serve as program administrator for the Home Affordable Modification Program.

In addition, in 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac in which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through three separate assistance programs: a temporary credit and liquidity facilities (“TCLF”) program, a new issue bond (“NIB”) program and a multifamily credit enhancement program.

Under the TCLF program, we have $4.1 billion and $870 million outstanding, which includes principal and interest, of three-year standby credit and liquidity support as of March 31, 2010 and December 31, 2009, respectively. Treasury has purchased participating interests in these temporary credit and liquidity facilities. Under the NIB program, we have $7.6 billion and $3.5 billion outstanding of partially guaranteed pass-through securities backed by single-family and multifamily housing bonds issued by HFAs as of March 31, 2010 and December 31, 2009, respectively. Treasury bears the initial loss of principal under the TCLF program and the NIB program up to 35% of the total principal on a combined program-wide basis. We are not participating in the multifamily credit enhancement program.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of March 31,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

2010 and December 31, 2009, we held Freddie Mac mortgage-related securities with a fair value of $28.4 billion and $42.6 billion, respectively, and accrued interest receivable of $151 million and $230 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $335 million and $407 million for the three months ended March 31, 2010 and 2009, respectively.

Use of Estimates

Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses, and other-than-temporary impairment of investment securities. Actual results could be different from these estimates.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All significant intercompany balances and transactions have been eliminated.

The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests, such as a variable interest entity (“VIE”).

VIE Assessment

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

In order to determine if an entity is considered a VIE, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis.

We have interests in various entities that are considered VIEs. The primary types of entities are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions, limited partnership investments in low-income housing tax credit (“LIHTC”) and other housing partnerships, as well as mortgage and asset-backed trusts that were not created by us.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In June 2009, the FASB revised the accounting standard on the consolidation of VIEs (the “new accounting standard”), which was effective for consolidated financial statements issued for reporting periods beginning after November 15, 2009. We adopted the new accounting standard prospectively for all existing VIEs effective January 1, 2010.

Prior to the adoption of the new accounting standard on January 1, 2010, we were exempt from evaluating certain securitization entities for consolidation if the entities met the criteria of a qualifying special purpose entity (“QSPE”), and if we did not have the unilateral ability to cause the entity to liquidate or change the entity’s QSPE status. The QSPE requirements significantly limited the activities in which a QSPE could engage and the types of assets and liabilities it could hold. To the extent any entity failed to meet those criteria, we were required to consolidate its assets and liabilities if we were determined to be the primary beneficiary of the entity. The new accounting standard removed the concept of a QSPE and replaced the previous primarily quantitative consolidation model with a qualitative model for determining the primary beneficiary of a VIE.

Primary Beneficiary Determination

Upon the adoption of the new accounting standard on January 1, 2010, if an entity is a VIE, we consider whether our variable interest causes us to be the primary beneficiary. Under the new accounting standard, an enterprise is deemed to be the primary beneficiary of a VIE when the enterprise has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) exposure to benefits and/or losses that could potentially be significant to the entity. The primary beneficiary of the VIE is required to consolidate and account for the assets, liabilities, and noncontrolling interests of the VIE in its consolidated financial statements. The assessment of the party that has the power to direct the activities of the VIE may require significant management judgment when (1) more than one party has power or (2) more than one party is involved in the design of the VIE but no party has the power to direct the ongoing activities that could be significant.

We are required to continually assess whether we are the primary beneficiary and therefore may consolidate a VIE through the duration of our involvement. Examples of certain events that may change whether or not we consolidate the VIE include a change in the design of the entity or a change in our ownership such that we no longer hold substantially all of the certificates issued by a multi-class resecuritization trust.

Prior to January 1, 2010, we determined whether our variable interest caused us to be considered the primary beneficiary through a combination of qualitative and quantitative analyses. The qualitative analysis considered the design of the entity, the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to pass along to its variable interest holders. When the primary beneficiary could not be identified through a qualitative analysis, we used internal cash flow models, which in certain cases included Monte Carlo simulations, to compute and allocate expected losses or expected residual returns to each variable interest holder based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. We were the primary beneficiary and were required to consolidate the entity if we absorbed the majority of expected losses or expected residual returns, or both.

Measurement of Consolidated Assets and Liabilities

In accordance with the new accounting standard, on the transition date, January 1, 2010, we initially measured the assets and liabilities of the newly consolidated securitization trusts at their unpaid principal balances and

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

established a corresponding valuation allowance and accrued interest as it was not practicable to determine the carrying amount of such assets and liabilities. The securitization assets and liabilities that did not qualify for the use of this practical expedient were initially measured at fair value. As such, we recognized in our condensed consolidated balance sheet the mortgage loans underlying our consolidated trusts as “Mortgage loans held for investment of consolidated trusts.” We also recognized securities issued by these trusts that are held by third parties in our condensed consolidated balance sheet as either “Short-term debt of consolidated trusts” or “Long-term debt of consolidated trusts.”

Except for securitization trusts consolidated on the transition date, when we transfer assets into a VIE that we consolidate at the time of transfer, we recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if they had not been transferred, and no gain or loss is recognized on the transfer. For all other VIEs that we consolidate, we recognize the assets and liabilities of the VIE in our condensed consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities consolidated. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above.

If we cease to be deemed the primary beneficiary of a VIE then we deconsolidate the VIE. We use fair value to measure the initial cost basis for the retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Investment gains, net” in our condensed consolidated statements of operations. We also record gains or losses that are associated with the consolidation of a VIE as “Investment gains, net” in our condensed consolidated statements of operations.

Purchase/Sale of Fannie Mae Securities

We actively purchase and may subsequently sell guaranteed MBS that have been issued through our lender swap and portfolio securitization transaction programs. The accounting for the purchase and sale of our guaranteed MBS issued by the trusts differs based on the characteristics of the securitization trusts and whether the trusts are consolidated.

Single-Class Securitization Trusts

Our single-class securitization trusts are trusts we create to issue single-class Fannie Mae MBS that evidence an undivided interest in the mortgage loans held in the trust. With single-class Fannie Mae MBS, the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issuance. We guarantee to each single-class securitization trust that we will supplement amounts received by the single-class securitization trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

We create single-class securitization trusts through our lender swap and portfolio securitization transaction programs. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we immediately deposit into an MBS trust. The MBS securities are then issued to the seller in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

through a portfolio securitization are then sold to investors for cash. We consolidate most of the single-class securitization trusts that are issued under these programs because our role as guarantor and master servicer provides us with the power to direct matters that impact the credit risk to which we are exposed.

The purchase of an MBS security from a third party that was issued from a consolidated trust is accounted for as the extinguishment of debt in our condensed consolidated financial statements. A gain or loss on the extinguishment of such debt is recorded to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated debt reported in our condensed consolidated balance sheet (including unamortized premiums, discounts or the other cost basis adjustments), at the time of purchase. The sale of an MBS security from Fannie Mae’s portfolio to a third party that was issued from a consolidated trust is accounted for as the issuance of debt in our condensed consolidated financial statements. Related premiums, discounts and other cost basis adjustments are amortized into income over time.

If a single-class securitization trust is not consolidated, we account for the purchase and subsequent sale of such securities as the transfer of an investment security in accordance with the new accounting standard for the transfers of financial assets.

Single-Class Resecuritization Trusts

Single-class resecuritization trusts are created by depositing Fannie Mae MBS into a new securitization trust for the purpose of aggregating multiple MBS into a single larger security. The cash flows from the new security represent an aggregation of the cash flows from the underlying MBS. We guarantee to each single-class resecuritization trust that we will supplement amounts received by the trust as required to permit timely payments of principal and interest on the related Fannie Mae securities. However, there is no additional credit risk assumed by us because the underlying assets are MBS for which we have already provided a guaranty. Additionally, our involvement with these trusts does not provide any incremental rights or power that would enable Fannie Mae to direct any activities of the trusts. As a result, we are not the primary beneficiaries of, and therefore do not consolidate our single-class resecuritization trusts.

As our single-class resecuritization securities pass through all of the cash flows of the underlying MBS directly to the holders of the securities, they are deemed to be substantially the same as the underlying MBS. Therefore, we account for purchases of our single-class resecuritization securities as an extinguishment of the underlying MBS debt and the sale of these securities as an issuance of the underlying MBS debt.

Multi-Class Resecuritization Trusts

Multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae securities, including Real Estate Mortgage Investment Conduits (“REMICs”) and strip securities, in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. We guarantee to each multi-class resecuritization trust that we will supplement amounts received by the trusts as required to permit timely payments of principal and interest, as applicable, on the related Fannie Mae securities. However, there is no credit risk assumed by us because the underlying assets are Fannie Mae MBS for which we have already provided a guaranty. Although we may be exposed to prepayment risk via our ownership of the securities issued by these trusts, we do not have the ability via our involvement with a multi-class resecuritization trust to impact the economic risk to which we are exposed. Therefore, we do not consolidate such a multi-class

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

resecuritization trust until we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

We account for the purchase of the securities issued by consolidated multi-class resecuritization trusts as an extinguishment of the debt issued by these trusts and the subsequent sale of such securities as the issuance of multi-class debt. If a multi-class resecuritization trust is not consolidated, we account for the purchase and subsequent sale of such securities as the transfer of an investment security rather than the issuance or extinguishment of debt in accordance with the new accounting standard for the transfers of financial assets. Additionally, the cash flows from the underlying mortgage assets have been divided between the debt securities issued by the multi-class resecuritization trust; therefore, the debt issued by a multi-class resecuritization trust is not substantially the same as the consolidated MBS debt.

When we do not consolidate a multi-class resecuritization trust, we recognize both our investment in the trust and the mortgage loans of the Fannie Mae MBS trusts that we consolidate that underlie the multi-class resecuritization trust. Additionally, we recognize the unsecured corporate debt issued to third parties to fund the purchase of our investments in the multi-class resecuritization trusts as well as the debt issued to third parties of the MBS trusts we consolidate that underlie the multi-class resecuritization trusts.

This results in the recognition of interest income from investments in multi-class resecuritization trusts and interest expense from the unsecured debt issued to third parties to fund the purchase of the investments in multi-class resecuritization trusts, as well as interest income from the mortgage loans and interest expense from the debt issued to third parties from the MBS trusts we consolidate that underlie the multi-class resecuritization trusts.

See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for additional information regarding the impact upon adoption.

Portfolio Securitizations

We evaluate a transfer of financial assets from a portfolio securitization transaction to an entity that is not consolidated to determine whether the transfer qualifies as a sale. Transfers of financial assets for which we surrender control of the transferred assets are recorded as sales.

When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. Prior to the adoption of the new accounting standard on the transfers of financial assets, we allocated the previous carrying amount of the transferred assets between the assets sold and the retained interests, if any, in proportion to their relative fair values at the date of transfer. We record a gain or loss as a component of “Investment gains, net” in our condensed consolidated statements of operations, which now represents the difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale. Prior to the adoption of the new accounting standard on the transfers of financial assets, the gain or loss represented the difference between the allocated carrying amount of the assets sold and the proceeds from the sale, net of any transaction costs and liabilities incurred, which may have included a recourse obligation for our financial guaranty. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain in our condensed consolidated balance sheets and we record a liability to the extent of any proceeds received in connection with such a transfer.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Cash and Cash Equivalents and Statements of Cash Flows

Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to known amounts of cash are generally considered cash equivalents. We may pledge as collateral certain short-term investments classified as cash equivalents.

In the presentation of our condensed consolidated statements of cash flows, we present cash flows from mortgage loans held for sale as operating activities. We present cash flows from federal funds sold and securities purchased under agreements to resell or similar arrangements as investing activities and cash flows from federal funds purchased and securities sold under agreements to repurchase as financing activities. We classify cash flows related to dollar roll transactions that do not meet the requirements to be accounted for as secured borrowings as purchases and sales of securities in investing activities. We classify cash flows from trading securities based on their nature and purpose. We classify cash flows from trading securities that we intend to hold for investment (the majority of our mortgage-related trading securities) as investing activities and cash flows from trading securities that we do not intend to hold for investment (primarily our non-mortgage-related securities) as operating activities.

Prior to the adoption of the new accounting standards on the transfers of financial assets and the consolidation of VIEs, we reflected the creation of Fannie Mae MBS through either the securitization of loans held for sale or advances to lenders as a non-cash activity in our condensed consolidated statements of cash flows in the line items “Securitization-related transfers from mortgage loans held for sale to investments in securities” or “Transfers from advances to lenders to investments in securities,” respectively. Cash inflows from the sale of a Fannie Mae MBS created through the securitization of loans held for sale were reflected in the condensed consolidated statements of cash flows based on the balance sheet classification of the associated Fannie Mae MBS as either “Net decrease in trading securities, excluding non-cash transfers,” or “Proceeds from sales of available-for-sale securities.” Subsequent to the adoption of these new accounting standards, we continue to apply this presentation to unconsolidated trusts. For consolidated trusts, we classify cash flows related to mortgage loans held by our consolidated trusts as either investing activities (for principal repayments) or operating activities (for interest received from borrowers included as a component of our net loss). Cash flows related to debt securities issued by consolidated trusts are classified as either financing activities (for repayments of principal to certificateholders) or operating activities (for interest payments to certificateholders included as a component of our net loss). We distinguish between the payments and proceeds related to the debt of Fannie Mae and the debt of consolidated trusts, as applicable.

Restricted Cash

We and our servicers advance payments on delinquent loans to consolidated Fannie Mae MBS trusts. We recognize the cash advanced as “Restricted cash” in our condensed consolidated balance sheets to the extent such amounts are due to, but have not yet been remitted to, the MBS certificateholders. In addition, when we or our servicers collect and hold cash that is due to certain Fannie Mae MBS trusts in advance of our requirement to remit these amounts to the trusts, we recognize the collected cash amounts as “Restricted cash.”

We also recognize “Restricted cash” as a result of restrictions related to certain consolidated partnership funds as well as for certain collateral arrangements.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Mortgage Loans

Loans Held for Investment

When we acquire mortgage loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as held for investment (“HFI”). When we consolidate a trust, we recognize the loans underlying the trust in our condensed consolidated balance sheet. The trusts do not have the ability to sell mortgage loans and the use of such loans is limited exclusively to the settlement of obligations of the trusts. Therefore, mortgages acquired when we have the intent to securitize via trusts that are consolidated will generally be classified as HFI in our condensed consolidated balance sheets both prior to and subsequent to their securitization. This is consistent with our intent and ability to hold the loans for the foreseeable future or until maturity.

We report HFI loans at their outstanding unpaid principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and other cost basis adjustments. We recognize interest income on HFI loans on an accrual basis using the interest method, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. When the collection of principal or interest payments in full is not reasonably assured, we discontinue the accrual of interest income.

Historically, mortgage loans held both by us and by consolidated trusts were reported collectively as “Mortgage loans held for investment.” We now report loans held by consolidated trusts as “Mortgage loans held for investment of consolidated trusts” and those held directly by us as “Mortgage loans held for investment of Fannie Mae” in our condensed consolidated balance sheets.

Loans Held for Sale

When we acquire mortgage loans that we intend to sell or securitize via trusts that are not consolidated, we classify the loans as held for sale (“HFS”). Prior to the adoption of the new accounting standards, we initially classified loans as HFS if they were product types that we actively securitized from our portfolio because we had the intent, at acquisition, to securitize the loans (either during the month in which the acquisition occurred or during the following month) via a trust that we did not consolidate and for which we sold all or a portion of the resulting securities. At month-end, we reclassified the loans acquired during the month from HFS to HFI, if we had not securitized or were not in the process of securitizing them because we had the intent to hold the loans for the foreseeable future or until maturity.

We report HFS loans at the lower of cost or fair value (“LOCOM”). Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains, net” in our condensed consolidated statements of operations. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. When the collection of principal or interest payments in full is not reasonably assured, we discontinue the accrual of interest income. Purchase premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any LOCOM adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In the event that we reclassify HFS loans to HFI, we record the loans at LOCOM on the date of reclassification. We recognize any LOCOM adjustment recognized upon reclassification as a basis adjustment to the HFI loan.

Nonaccrual Loans

We discontinue accruing interest on single-family and multifamily loans when we believe collectibility of principal or interest is not reasonably assured, unless the loan is well secured and in the process of collection based upon an individual loan assessment. When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. If cash is received while a loan is on nonaccrual status, it is applied first towards the recovery of accrued interest and related scheduled principal repayments. Once these amounts are recovered, we recognize interest income on a cash basis. If we have doubt regarding the ultimate collectibility of the remaining recorded investment in a nonaccrual loan, we apply any payment received to reduce principal to the extent necessary to eliminate such doubt. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured.

Restructured Loans

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). A concession has been granted to a borrower when we determine that the effective yield based on the restructured loan term is less than the effective yield prior to the modification. We measure impairment of a loan restructured in a TDR individually based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred that affect a TDR are expensed as incurred.

A loan modification for reasons other than a borrower experiencing financial difficulties or that results in terms at least as favorable to us as the terms for comparable loans to other customers with similar credit risks who are not refinancing or restructuring a loan is not considered a TDR. We further evaluate such a loan modification to determine whether the modification is considered “more than minor.” If the modification is considered more than minor and the modified loan is not subject to the accounting requirements for acquired credit-impaired loans, we treat the modification as an extinguishment of the previously recorded loan and the recognition of a new loan. We recognize any unamortized basis adjustments on the previously recorded loan immediately in “Interest income” in our condensed consolidated statements of operations. We account for a minor modification as a continuation of the previously recorded loan.

Loans Purchased or Eligible to be Purchased from Trusts

For our single-class securitization trusts that include a Fannie Mae guaranty, we have the option to purchase a loan from the trust after four or more consecutive monthly payments due under the loan are delinquent in whole, or in part. With respect to single-family mortgage loans in trusts with issue dates on or after January 1, 2009, we also have the option to purchase a loan from the trust after the loan has been delinquent for at least one monthly payment, if the delinquency has not been fully cured on or before the next payment date (that is, 30 days delinquent), and it is determined that it is appropriate to execute loss mitigation activity that is not permissible while the loan is held in a trust. Fannie Mae, as guarantor or as issuer, may also purchase mortgage loans when other pre-defined contingencies have been met, such as when there is a material breach

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of a seller’s representation and warranty. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. Our acquisition cost for these loans is the unpaid principal balance of the loans plus accrued interest.

Effective January 1, 2010, when we purchase mortgage loans from consolidated trusts, we reclassify the loans from “Mortgage loans held for investment of consolidated trusts” to “Mortgage loans held for investment by Fannie Mae” and, upon settlement, we record an extinguishment of the corresponding portion of the debt of the consolidated trusts.

For unconsolidated trusts, loans that are credit impaired at the time of acquisition are recorded at the lower of their acquisition cost or fair value. A loan is considered credit impaired at acquisition when there is evidence of credit deterioration subsequent to the loan’s origination and it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable (ignoring insignificant delays in contractual payments). We record each acquired loan that does not meet these criteria at its acquisition cost.

For unconsolidated trusts where we are considered the transferor, we recognize the loan in our condensed consolidated balance sheets at fair value and record a corresponding liability to the unconsolidated trust when the contingency on our option to purchase the loan from the trust has been met and we regain effective control over the transferred loan.

We base our estimate of the fair value of delinquent loans purchased from unconsolidated trusts upon an assessment of what a market participant would pay for the loan at the date of acquisition. We utilize indicative market prices from large, experienced dealers to estimate the initial fair value of delinquent loans purchased from unconsolidated trusts. We consider acquired credit-impaired loans to be individually impaired at acquisition. However, no valuation allowance is established or carried over at acquisition. We record the excess of the loan’s acquisition cost over its fair value as a charge-off against our “Reserve for guaranty losses” at acquisition. We recognize any subsequent decreases in estimated future cash flows to be collected subsequent to acquisition as impairment losses through our “Allowance for loan losses.”

We place credit-impaired loans that we acquire from unconsolidated trusts on nonaccrual status at acquisition in accordance with our nonaccrual policy. If we subsequently determine that the collectibility of principal and interest is reasonably assured, we return the loan to accrual status. We determine the initial accrual status of acquired loans that are not credit impaired in accordance with our nonaccrual policy. Accordingly, we place loans purchased from trusts under other contingent call options on accrual status at acquisition if they are current or if there has been only an insignificant delay in payment and there are no other facts and circumstances that would lead us to conclude that the collection of principal and interest is not reasonably assured.

When an acquired loan is returned to accrual status, the portion of the expected cash flows, which incorporates changes in the timing and amount that are associated with credit and prepayment events, that exceeds the recorded investment in the loan is accreted into interest income over the expected remaining life of the loan. We prospectively recognize increases in future cash flows expected to be collected as interest income over the remaining expected life of the loan through a yield adjustment. If we subsequently refinance or restructure an acquired credit-impaired loan, other than through a TDR, the loan is not accounted for as a new loan but continues to be accounted for under the accounting standard for credit-impaired loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. The reserve for guaranty losses is a liability account in our condensed consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. We recognize incurred losses by recording a charge to the “Provision for loan losses” or the “Provision (benefit) for guaranty losses” in our condensed consolidated statements of operations.

Credit losses related to groups of similar single-family and multifamily HFI loans that are not individually impaired are recognized when (1) available information as of each balance sheet date indicates that it is probable a loss has occurred and (2) the amount of the loss can be reasonably estimated in accordance with the accounting standard for contingencies. Single-family and multifamily loans that we evaluate for individual impairment are measured in accordance with the accounting standard on measuring individual impairment of a loan. When making an assessment as to whether a loan is individually impaired, we also consider whether a delay in payment is insignificant. Determination of whether a delay in payment or shortfall in amount is insignificant requires management’s judgment as to the facts and circumstances surrounding the loan. We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets, such as cash in a preforeclosure sale or the underlying collateral in full satisfaction of the mortgage loan upon foreclosure.

Single-Family Loans

We aggregate single-family loans (except for those that are deemed to be individually impaired), based on similar risk characteristics for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate given multiple factors which include but are not limited to: origination year; loan product type; mark-to-market loan-to-value (“LTV”) ratio; and delinquency status. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on historical events and trends, such as loss severity, default rates, and recoveries from mortgage insurance contracts and other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.

The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets received in full satisfaction of the loan is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. Any excess

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of the fair value of the assets received in full satisfaction over our total exposure at charge-off is applied first to recover any forgone, yet contractually past due interest (for mortgage loans recognized in our condensed consolidated balance sheets), and then to “Foreclosed property expense” in our condensed consolidated statements of operations. We also apply estimated proceeds from primary mortgage insurance or other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction as a recovery of our total exposure, up to the amount of loss recognized as a charge-off. We record proceeds from credit enhancements in excess of our total exposure in “Foreclosed property expense” in our condensed consolidated statements of operations when received.

Individually Impaired Single-Family Loans

We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. Determination of whether a delay in payment or shortfall in amount is insignificant requires management’s judgment as to the facts and circumstances surrounding the loan.

Individually impaired single-family loans currently include those restructured in a TDR and acquired credit-impaired loans. Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate, as our expectation is that the loan will continue to perform under the restructured terms. If we determine that the only source to recover our recorded investment in an individually impaired loan is through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs on a discounted basis and adjusted for estimated proceeds from mortgage, flood, or hazard insurance or similar sources. Impairment recognized on individually impaired loans is part of our allowance for loan losses.

We use internal models to project cash flows used to assess impairment of individually impaired loans, including acquired credit-impaired loans. We generally update the market and loan characteristic inputs we use in these models monthly, using month-end data. Market inputs include information such as interest rates, volatility and spreads, while loan characteristic inputs include information such as mark-to-market LTV ratios and delinquency status. The loan characteristic inputs are key factors that affect the predicted rate of default for loans evaluated for impairment through our internal cash flow models. We evaluate the reasonableness of our models by comparing the results with actual performance and our assessment of current market conditions. In addition, we review our models at least annually for reasonableness and predictive ability in accordance with our corporate model review policy. Accordingly, we believe the projected cash flows generated by our models that we use to assess impairment appropriately reflect the expected future performance of the loans.

Multifamily Loans

We identify multifamily loans for evaluation for impairment through a credit risk classification process and individually assign them a risk rating. Based on this evaluation, we determine whether or not a loan is individually impaired. If we deem a multifamily loan to be individually impaired, we measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property on a discounted basis, as we consider such loans to be collateral dependent. If we determine that an individual loan

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics that are evaluated collectively for incurred losses.

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

Amortization of Cost Basis Adjustments

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

We have elected to use the contractual payment terms to determine the amortization of cost basis adjustments on mortgage loans and mortgage securities initially recognized on or after January 1, 2010 in our condensed consolidated balance sheets.

For substantially all mortgage loans and mortgage securities initially recorded on or before December 31, 2009, we use prepayment estimates in determining the periodic amortization of cost basis adjustments under the interest method using a constant effective yield. For those mortgage loans and mortgage securities for which we did not estimate prepayments, we used the contractual payment terms of the loan or security to apply the interest method. When we anticipate prepayments for the application of the interest method to mortgage loans initially recognized before January 1, 2010, we aggregate individual mortgage loans based upon coupon rate, product type and origination year and consider Fannie Mae MBS to be aggregations of similar loans for the purpose of estimating prepayments. We also recalculate the constant effective yield each reporting period to reflect the actual payments and prepayments we have received to date and our new estimate of future prepayments. We then adjust our net investment in the mortgage loans and mortgage securities to the amount the investment would have been had we applied the recalculated constant effective yield since their acquisition, with a corresponding charge or credit to interest income.

We cease amortization of cost basis adjustments during periods in which we are not recognizing interest income on a loan because the collection of the principal and interest payments is not reasonably assured (that is, when the loan is placed on nonaccrual status).

Collateral

We enter into various transactions where we pledge and accept collateral, the most common of which are our derivative transactions. Required collateral levels vary depending on the credit rating and type of counterparty.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We also pledge and receive collateral under our repurchase and reverse repurchase agreements. In order to reduce potential exposure to repurchase counterparties, a third-party custodian typically maintains the collateral and any margin. We monitor the fair value of the collateral received from our counterparties, and we may require additional collateral from those counterparties, as we deem appropriate. Collateral received under early funding agreements with lenders, whereby we advance funds to lenders prior to the settlement of a security commitment, must meet our standard underwriting guidelines for the purchase or guarantee of mortgage loans.

Cash Collateral

We pledged $6.0 billion and $5.4 billion in cash collateral as of March 31, 2010 and December 31, 2009, respectively, related to our derivative activities. For derivative positions with the same counterparty under master netting arrangements where we pledge cash collateral, we remove it from “Cash and cash equivalents” and net the right to receive it against “Derivative liabilities at fair value” in our condensed consolidated balance sheets as a part of our counterparty netting calculation. Additionally, we pledged $5.7 billion and $5.4 billion in cash collateral as of March 31, 2010 and December 31, 2009, respectively, related to operating activities and recorded this amount as “Other assets” or “Federal funds sold and securities purchased under agreements to resell or similar arrangements” in our condensed consolidated balance sheets.

We record cash collateral accepted from a counterparty that we have the right to use as “Cash and cash equivalents” and cash collateral accepted from a counterparty that we do not have the right to use as “Restricted cash” in our condensed consolidated balance sheets. We net our obligation to return cash collateral pledged to us against “Derivative assets at fair value” in our condensed consolidated balance sheets as part of our counterparty netting calculation. We accepted cash collateral of $2.9 billion and $4.1 billion as of March 31, 2010 and December 31, 2009, respectively, of which $2.7 billion and $3.0 billion, respectively, was restricted.

Non-Cash Collateral

We classify securities pledged to counterparties as either “Investments in securities” or “Cash and cash equivalents” in our condensed consolidated balance sheets. Securities pledged to counterparties that have been consolidated with the underlying assets recognized as loans are included as “Mortgage loans” in our condensed consolidated balance sheets. We pledged $1.1 billion of available-for-sale (“AFS”) securities that the counterparty had the right to resell or repledge as of December 31, 2009. We did not pledge any AFS securities as of March 31, 2010. We pledged $2.9 billion and $1.9 billion in HFI loans that the counterparty had the right to sell or repledge as of March 31, 2010 and December 31, 2009, respectively.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $5.3 billion and $67 million as of March 31, 2010 and December 31, 2009, respectively, none of which was sold or repledged. The fair value of non-cash collateral accepted that we were not permitted to sell or repledge was $47.1 billion and $6.3 billion as of March 31, 2010 and December 31, 2009, respectively.

We provide early funding to lenders on a collateralized basis and account for the advances as secured lending arrangements. We recognize the amounts funded to lenders in “Advances to lenders” in our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is collateralized by the underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, we report the collateral of the transferred securities at fair value, excluding accrued interest. The fair value of these securities is classified in “Investments in securities” in our condensed consolidated balance sheets. We had no such repurchase agreements outstanding as of March 31, 2010 or December 31, 2009.

Debt

Our condensed consolidated balance sheets contain debt of Fannie Mae as well as debt of consolidated trusts. We classify our outstanding debt as either short-term or long-term based on the initial contractual maturity. Prior to January 1, 2010, we reported debt issued both by us and by consolidated trusts collectively as either “Short-term debt” or “Long-term debt” in our condensed consolidated balance sheets. Effective January 1, 2010, the debt of consolidated trusts is reported as either “Short-term debt of consolidated trusts” or “Long-term debt of consolidated trusts,” and represents the amount of Fannie Mae MBS issued from such trusts and held by third-party certificateholders. Debt issued by us is reported as either “Short-term debt of Fannie Mae” or “Long-term debt of Fannie Mae,” and represents debt that we issue to third parties to fund our general business activities. The debt of consolidated trusts is prepayable without penalty at any time. We report deferred items, including premiums, discounts and other cost basis adjustments, as adjustments to the related debt balances in our condensed consolidated balance sheets. We remeasure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet dates and report any associated gains or losses as a component of “Fair value losses, net” in our condensed consolidated statements of operations.

We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We remeasure interest expense for debt denominated in a foreign currency into U.S. dollars using the monthly weighted-average spot rate since the interest expense is incurred over the reporting period. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the weighted-average exchange rate used to record the interest expense is a foreign currency transaction gain or loss for the period and is recognized as either “Short-term debt interest expense” or “Long-term debt interest expense” in our condensed consolidated statements of operations.

When we purchase a Fannie Mae MBS issued from a consolidated single-class securitization trust, we extinguish the related debt of the consolidated trust as the MBS debt is no longer owed to a third party. We record debt extinguishment gains or losses related to debt of consolidated trusts to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated MBS debt reported on our balance sheets (including unamortized premiums, discounts and other cost basis adjustments) at the time of purchase.

Servicer and MBS Trust Receivable and Payable

When a servicer advances payments to a consolidated MBS trust for delinquent loans, we record restricted cash and a corresponding liability to reimburse the servicer. When a delinquency advance is made to an

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

unconsolidated trust, we record a receivable from the MBS trust, net of a valuation allowance, and a corresponding liability to reimburse the servicer. Servicers are reimbursed for amounts that they do not collect from the borrower at the earlier of the exercise of our default call option or foreclosure.

For unconsolidated MBS trusts where we are considered the transferor, when the contingency on our option to purchase loans from the trust has been met and we regain effective control over the transferred loan, we recognize the loan in our condensed consolidated balance sheets at fair value and record a corresponding liability to the unconsolidated MBS trust.

Fair Value Losses, Net

Fair value losses, net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value and foreign currency debt. The following table displays the composition of “Fair value losses, net” for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)

Derivatives fair value losses, net	$(2,762)	$(1,706)
Trading securities gains, net	1,058	167
Debt foreign exchange gains, net	23	55
Debt fair value gains (losses), net	(24)	24

Fair value losses, net	$(1,705)	$(1,460)

Reclassifications

To conform to our current period presentation, we have reclassified amounts reported in our condensed consolidated financial statements. In our condensed consolidated balance sheet as of December 31, 2009, we reclassified $536 million from “Allowance for loan losses” to “Allowance for accrued interest receivable.” In our condensed consolidated statement of operations for the three months ended March 31, 2009, we reclassified $17.8 billion and $2.5 billion from “Provision for credit losses,” which is no longer presented, to “Provision for guaranty losses” and “Provision for loan losses,” respectively, and $5.7 billion from “Investment gains, net” to “Net other-than-temporary impairments.” In our condensed consolidated statement of changes in equity (deficit) for the three months ended March 31, 2009, we reclassified $3.7 billion, net of tax of $2.0 billion, from “Changes in net unrealized losses on available-for-sale securities” to “Reclassification adjustment for other-than-temporary impairments recognized in net loss.”

2.	Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities

Effective January 1, 2010, we prospectively adopted the new accounting standards on the transfer of financial assets and the consolidation of VIEs (“the new accounting standards”) for all VIEs existing as of January 1, 2010 (“transition date”). The new accounting standards removed the scope exception for QSPEs and replaced the previous consolidation model with a qualitative model for determining the primary beneficiary of a VIE. Upon adoption of the new accounting standards, we consolidated the substantial majority of our single-class

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

securitization trusts, which had significant impacts on our condensed consolidated financial statements. The key financial statement impacts are summarized below.

The mortgage loans and debt reported in our condensed consolidated balance sheet increased significantly at the transition date because we recognized the underlying assets and liabilities of the newly consolidated trusts. We recorded the trusts’ mortgage loans and the debt held by third parties at their unpaid principal balance at the transition date. Prospectively, we recognized the interest income on the trusts’ mortgage loans and interest expense on the trusts’ debt, resulting in an increase in the interest income and interest expense reported in our condensed consolidated statements of operations compared to prior periods.

Another significant impact was the elimination of our guaranty accounting for the newly consolidated trusts. We derecognized the previously recorded guaranty-related assets and liabilities associated with the newly consolidated trusts from our condensed consolidated balance sheets. We also eliminated our reserve for guaranty losses and recognized an allowance for loan losses for such trusts. In our condensed consolidated statements of operations, we no longer recognize guaranty fee income for the newly consolidated trusts, as the revenue is now recorded as a component of loan interest income.

When we recognized the newly consolidated trusts’ assets and liabilities at the transition date, we also derecognized our investments in these trusts, resulting in a decrease in our investments in MBS that are classified as trading and AFS securities. Instead of being recorded as an asset, our investments in Fannie Mae MBS reduce the debt reported in our condensed consolidated balance sheets. Accordingly, the purchase and subsequent sale of MBS issued by consolidated trusts are accounted for in our condensed consolidated financial statements as the extinguishment and issuance of the debt of consolidated trusts, respectively. Furthermore, under the new accounting standards, a transfer of mortgage loans from our portfolio to a trust will generally not qualify for sale treatment.

The new accounting standards do not change the economic risk to our business, specifically our exposure to liquidity, credit, and interest rate risks. We continue to securitize mortgage loans originated by lenders in the primary mortgage market into Fannie Mae MBS.

Refer to the “Principles of Consolidation” section in “Note 1, Summary of Significant Accounting Policies” for additional information.

Summary of Transition Adjustments

The cumulative impact of our adoption of the new accounting standards was a decrease to our total deficit of $3.3 billion at the transition date. This amount includes:

•	A net decrease in our accumulated deficit of $6.7 billion, primarily driven by the reversal of the guaranty assets and guaranty obligations related to the newly consolidated trusts; and

•	A net increase in our accumulated other comprehensive loss of $3.4 billion primarily driven by the reversal of net unrealized gains related to our investments in Fannie Mae MBS classified as AFS.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Our transition adjustment is a result of the following changes to our accounting:

•	Net recognition of assets and liabilities of newly consolidated entities. At the transition date, trust assets and liabilities required to be consolidated were recognized in our condensed consolidated balance sheet at their unpaid principal balance plus any accrued interest. An allowance for loan losses was established for the newly consolidated mortgage loans. The reserve for guaranty losses previously established for such loans was eliminated. Our investments in Fannie Mae MBS issued by the newly consolidated trusts were eliminated along with the related accrued interest receivable and unrealized gains or losses at the transition date.

•	Accounting for portfolio securitizations. At the transition date, we reclassified the majority of our HFS loans to HFI. Under the new accounting standards, the transfer of mortgage loans to a trust and the sale of the related securities in a portfolio securitization transaction will generally not qualify for sale treatment. As such, mortgage loans acquired with the intent to securitize will generally be classified as held for investment in our condensed consolidated balance sheets both prior to and subsequent to their securitization.

•	Elimination of accounting for guarantees. At the transition date, a significant portion of our guaranty-related assets and liabilities were derecognized from our condensed consolidated balance sheet. Upon consolidation of a trust, our guaranty activities represent intercompany activities that must be eliminated for purposes of our condensed consolidated financial statements.

We also describe in this note the ongoing impacts of the new accounting standards on our condensed consolidated statements of operations, as well as the changes we have made to our segment reporting as a result of our adoption of the new accounting standards. The substantial majority of the transition impact related to non-cash activity, which has not been included in our condensed consolidated statement of cash flows.

Balance Sheet Impact

In accordance with the new accounting standards, effective on the transition date, we report the assets and liabilities of consolidated trusts separately from the assets and liabilities of Fannie Mae in our condensed consolidated balance sheets. As such, we have reclassified prior period amounts to conform to our current

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

period presentation. The following table presents the impact to our condensed consolidated balance sheet at the transition date.

	As of		As of
	December 31,	Transition	January 1,
	2009	Impact	2010
	(Dollars in millions)

ASSETS
Cash and cash equivalents	$6,812	$(19)	$6,793
Restricted cash	3,070	45,583	48,653
Federal funds sold and securities purchased under agreements to resell or similar arrangements	53,684	(316)	53,368
Investments in securities:
Trading, at fair value	111,939	(66,251)	45,688
Available-for-sale, at fair value	237,728	(122,328)	115,400

Total investments in securities	349,667	(188,579)	161,088

Mortgage loans:
Loans held for sale, at lower of cost or fair value	18,462	(18,115)	347
Loans held for investment, at amortized cost:
Of Fannie Mae	256,434	3,753	260,187
Of consolidated trusts	129,590	2,595,321	2,724,911

Total loans held for investment	386,024	2,599,074	2,985,098
Allowance for loan losses	(9,925)	(43,576)	(53,501)

Total loans held for investment, net of allowance	376,099	2,555,498	2,931,597

Total mortgage loans	394,561	2,537,383	2,931,944
Advances to lenders	5,449	—	5,449
Accrued interest receivable:
Of Fannie Mae	3,774	(659)	3,115
Of consolidated trusts	519	16,329	16,848
Allowance for accrued interest receivable	(536)	(6,989)	(7,525)

Total accrued interest receivable, net of allowance	3,757	8,681	12,438
Acquired property, net	9,142	—	9,142
Derivative assets, at fair value	1,474	—	1,474
Guaranty assets	8,356	(8,014)	342
Deferred tax assets, net	909	1,731	2,640
Partnership investments	2,372	(456)	1,916
Servicer and MBS trust receivable	18,329	(17,143)	1,186
Other assets	11,559	(1,757)	9,802

Total assets	$869,141	$2,377,094	$3,246,235

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of		As of
	December 31,	Transition	January 1,
	2009	Impact	2010
	(Dollars in millions)

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable:
Of Fannie Mae	$4,951	$8	$4,959
Of consolidated trusts	29	10,564	10,593
Federal funds purchased and securities sold under agreements to repurchase	—	—	—
Short-term debt:
Of Fannie Mae	200,437	—	200,437
Of consolidated trusts	—	6,425	6,425
Long-term debt:
Of Fannie Mae	567,950	(205)	567,745
Of consolidated trusts	6,167	2,442,280	2,448,447
Derivative liabilities, at fair value	1,029	—	1,029
Reserve for guaranty losses	54,430	(54,103)	327
Guaranty obligations	13,996	(13,321)	675
Partnership liabilities	2,541	(456)	2,085
Servicer and MBS trust payable	25,872	(16,600)	9,272
Other liabilities	7,020	(796)	6,224

Total liabilities	884,422	2,373,796	3,258,218

Fannie Mae’s stockholders’ equity (deficit):
Senior preferred stock	60,900	—	60,900
Preferred stock	20,348	—	20,348
Common stock	664	—	664
Additional paid-in capital	2,083	—	2,083
Accumulated deficit	(90,237)	6,706	(83,531)
Accumulated other comprehensive loss	(1,732)	(3,394)	(5,126)
Treasury stock	(7,398)	—	(7,398)

Total Fannie Mae stockholders’ deficit	(15,372)	3,312	(12,060)

Noncontrolling interest	91	(14)	77

Total equity (deficit)	(15,281)	3,298	(11,983)

Total liabilities and equity (deficit)	$869,141	$2,377,094	$3,246,235

In the following sections, we describe the impacts to our condensed consolidated balance sheet at the transition date in the context of the three categories of transition adjustments noted above.

Net Recognition of the Assets and Liabilities of Newly Consolidated Entities

At the transition date, the majority of the net increase to both total assets and total liabilities resulted from the recognition of the assets and liabilities of newly consolidated trusts. This includes the impact of derecognizing

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

our investments in Fannie Mae MBS issued from newly consolidated trusts. We describe the impacts to our condensed consolidated balance sheet resulting from the recognition of the assets and liabilities of newly consolidated trusts below.

Investments in Securities

At the transition date, we derecognized $66.3 billion and $122.3 billion in investments in securities classified as trading and AFS, respectively. The net transition impact to our investments in securities was driven both by the derecognition of investments in Fannie Mae MBS issued by the newly consolidated trusts and the recognition of mortgage-related securities held by the newly consolidated trusts. We derecognized from our condensed consolidated balance sheet investments in the Fannie Mae MBS issued by the newly consolidated trusts as these investments represent debt securities that are both debt of the consolidated trusts and investments in our portfolio and therefore represent intercompany activity. Such investments act to reduce the debt held by third parties in our condensed consolidated balance sheets. We also derecognized the accrued interest receivable and net unrealized gains related to securities that we derecognized at transition.

Additionally, we recognized mortgage-related securities at transition in situations where trusts that were previously consolidated in our condensed consolidated balance sheets deconsolidated under the new accounting standards. Upon deconsolidation of these trusts, we derecognized the collateral of the trusts (that is, mortgage loans) and recognized our investment in securities issued from the trusts in our condensed consolidated balance sheet.

The table below presents the impact at the transition date to our investments in securities.

	As of		As of
	December 31, 2009	Transition Impact	January 1, 2010
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$229,169	$(189,360)	$39,809
Freddie Mac	42,551	—	42,551
Ginnie Mae	1,354	(21)	1,333
Alt-A private-label securities	15,505	533	16,038
Subprime private-label securities	12,526	(118)	12,408
CMBS	22,528	—	22,528
Mortgage revenue bonds	13,446	21	13,467
Other mortgage-related securities	3,706	366	4,072

Total mortgage-related securities	340,785	(188,579)	152,206

Total non-mortgage-related securities	8,882	—	8,882

Total investments in securities	$349,667	$(188,579)	$161,088

Mortgage Loans

At the transition date, the recognition of loans held by the newly consolidated trusts resulted in an increase in “Mortgage loans held for investment of consolidated trusts.” Loans held by consolidated trusts are generally classified as HFI in our condensed consolidated balance sheets. Prior to the transition date, we reported mortgage loans held both by us in our mortgage portfolio and those held by consolidated trusts collectively as

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

“Mortgage loans held for investment” in our condensed consolidated balance sheets. Effective at the transition date, we report loans held by us as “Mortgage loans held for investment of Fannie Mae” and loans held by consolidated trusts as “Mortgage loans held for investment of consolidated trusts.” Prior period amounts have been reclassified to conform to our current period presentation.

The recognition of the mortgage loans held by newly consolidated trusts also resulted in an increase in “Accrued interest receivable of consolidated trusts.” This increase was offset in part by an increase to “Allowance for accrued interest receivable,” which represents estimated incurred losses on our accrued interest. Prior to the transition date, incurred losses on interest of unconsolidated trusts were reported as a portion of our “Reserve for guaranty losses.” Prior to the transition date, we reported the accrued interest receivable relating to loans held by consolidated trusts as a component of “Accrued interest receivable.” Prior period amounts have been reclassified to conform to our current period presentation.

The table below presents the impact to the unpaid principal balance of our mortgage loans at the transition date.

	As of December 31, 2009		Transition Impact		As of January 1, 2010
	Of Fannie	Of Consolidated	Of Fannie	Of Consolidated	Of Fannie	Of Consolidated
	Mae	Trusts	Mae	Trusts	Mae	Trusts
			(Dollars in millions)

Single-family:
Government insured or guaranteed	$51,454	$945	$—	$1	$51,454	$946
Conventional:
Long-term fixed-rate	90,245	89,409	(5,272)	2,029,932	84,973	2,119,341
Intermediate-term fixed-rate	8,069	21,405	(178)	318,329	7,891	339,734
Adjustable-rate	16,889	17,713	(2)	190,706	16,887	208,419

Total conventional single-family	115,203	128,527	(5,452)	2,538,967	109,751	2,667,494

Total single-family	$166,657	$129,472	$(5,452)	$2,538,968	$161,205	$2,668,440

Multifamily:
Government insured or guaranteed	$585	$—	$—	$—	$585	$—
Conventional:
Long-term fixed-rate	4,937	790	—	3,752	4,937	4,542
Intermediate-term fixed-rate	81,456	10,304	—	35,672	81,456	45,976
Adjustable-rate	21,535	807	—	5,603	21,535	6,410

Total conventional multifamily	107,928	11,901	—	45,027	107,928	56,928

Total multifamily	$108,513	$11,901	$—	$45,027	$108,513	$56,928

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses related to HFI loans reported in our condensed consolidated balance sheets and a reserve for guaranty losses related to loans held by unconsolidated trusts. Upon recognition of the mortgage loans held by newly consolidated trusts at the transition date, we increased our “Allowance for loan losses” and decreased our “Reserve for guaranty losses.” The overall decrease in the combined reserves represents a difference in the methodology used to estimate incurred losses for our allowance for loan losses

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

versus our reserve for guaranty losses. Our guaranty reserve considers all contractually past due interest income including payments expected to be missed between the balance sheet date and the point of loan acquisition or foreclosure, however, for our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which only includes interest income accrued while the loan was on accrual status. We recognize the portion of the allowance related to principal as our “Allowance for loan losses” and the portion of the allowance related to accrued interest as our “Allowance for accrued interest receivable.” We continue to record a reserve for guaranty losses related to loans in unconsolidated trusts and loans that we have guaranteed under long-term standby commitments, which require us to purchase loans from lenders if the loans meet certain delinquency criteria. See “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses” for additional information.

Short-Term Debt and Long-Term Debt

At the transition date, we recognized an increase of $6.4 billion in “Short-term debt of consolidated trusts” and $2.4 trillion in “Long-term debt of consolidated trusts.” The debt of consolidated trusts represents the amount of Fannie Mae debt securities issued by such trusts and held by third-party certificateholders. We recognized an increase of $10.6 billion in “Accrued interest payable of consolidated trusts,” which represents the interest expense accrued as of the transition date on the long-term debt of the newly consolidated trusts.

Prior to the transition date, we reported debt issued both by us and by consolidated trusts collectively as either “Short-term debt” or “Long-term debt.” Effective at the transition date, we report debt issued by us as either “Short-term debt of Fannie Mae” or “Long-term debt of Fannie Mae.” We report the debt of consolidated trusts as either “Short-term debt of consolidated trusts” or “Long-term debt of consolidated trusts.” Prior period amounts have been reclassified to conform to our current period presentation.

Servicer and MBS Trust Receivable and Payable

At the transition date we recognized a net decrease of $17.1 billion in “Servicer and MBS trust receivable.” Prior to our adoption of the new accounting standards, we recorded a receivable from unconsolidated trusts, net of a valuation allowance, when a delinquency advance was made to the trust. This receivable now represents intercompany activity that we eliminate for the purpose of our condensed consolidated financial statements.

We also recognized a decrease of $16.6 billion in “Servicer and MBS trust payable,” which consisted of two components. First, we have the option to purchase loans and foreclosed properties from the trust when certain contingencies have been met. At December 31, 2009, we recorded a payable to the trust for loans and foreclosed properties that had been purchased during the month of December. Second, prior to the consolidation of certain out of portfolio trusts, we recognized a loan in our condensed consolidated balance sheets at fair value and recorded a corresponding liability to the unconsolidated trust when the contingency on our option to purchase loans from the trust had been met. These payables now represent intercompany activity that we eliminate for the purpose of our condensed consolidated financial statements.

Restricted Cash

At the transition date, “Restricted cash” increased by $45.6 billion to record cash payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders that have been determined to be restricted for use.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Federal Funds Sold and Securities Purchased Under Agreements to Resell or Similar Arrangements

At the transition date, we recognized a decrease of $316 million in “Federal funds sold and securities purchased under agreements to resell or similar arrangements” relating to dollar roll transactions that utilized Fannie Mae MBS. As a result of the dollar roll transactions, we held investments in Fannie Mae MBS in our condensed consolidated balance sheet as of December 31, 2009 that were issued from trusts that subsequently consolidated at the transition date. Similar to our treatment of Fannie Mae MBS classified as trading or AFS, we eliminated our secured financing receivable related to these dollar roll transactions and recharacterized the transfer of the Fannie Mae MBS as debt extinguishment in our condensed consolidated financial statements.

Accounting for Portfolio Securitizations

At the transition date, we reclassified the majority of our HFS mortgage loans to HFI due to the change in our accounting for portfolio securitizations. Prior to our adoption of the new accounting standards, we classified mortgage loans acquired with the intent to securitize as HFS in our condensed consolidated balance sheets as the majority of the transfers of mortgage loans under portfolio securitization transactions qualified as sales under the previous accounting standards. Under the new accounting standards, the transfer of mortgage loans through portfolio securitization transactions will generally not result in the derecognition of mortgage loans, thus we have classified the loans as HFI.

Certain mortgage loans continue to be classified as HFS in our condensed consolidated balance sheets, consistent with our intent to securitize and transfer the mortgage loans to an MBS trust that we will not consolidate.

Elimination of Accounting for Guarantees

At the transition date, we made adjustments relating to our accounting for guarantees and master servicing. We describe the impact of the new accounting standards on our accounting for guarantees and master servicing below.

Guaranty Accounting

We continue to guarantee to our MBS trusts that we will supplement amounts received by the trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS, regardless of their consolidation status. However, for consolidated trusts, our guarantee to the trust represents an intercompany activity that must be eliminated for purposes of our condensed consolidated financial statements. Thus, upon consolidation of the trusts, we eliminated the related guaranty asset, guaranty obligation, buy-up, buy-down and risk-based price adjustments from our condensed consolidated balance sheet. We continue to record guaranty assets and guaranty obligations in our condensed consolidated balance sheets relating to unconsolidated trusts.

Master Servicing

The transition adjustment to our “Other assets” and “Other liabilities” includes the derecognition of the portion of our master servicing asset and master servicing liability relating to newly consolidated trusts, which represents intercompany activity.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Impact on Statements of Operations

Our adoption of the new accounting standards affects how certain income and expense items are reported in our condensed consolidated statements of operations on an ongoing basis. We explain the key impacts below.

Interest Income on Mortgage Loans

The interest income earned on mortgage loans held by the newly consolidated trusts is recorded in our condensed consolidated statements of operations as loan interest income. This interest income was not recorded in our condensed consolidated statements of operations prior to the transition date as the trusts were not consolidated.

Prior to our adoption of the new accounting standards, we reported interest income on mortgage loans held both by us and by consolidated trusts collectively as “Interest income on mortgage loans.” Effective at the transition date, we report interest income on loans held by us as “Interest income on mortgage loans of Fannie Mae” and interest income on loans held by consolidated trusts as “Interest income on mortgage loans of consolidated trusts.” Prior period amounts have been reclassified to conform to our current period presentation. “Interest income on mortgage loans of Fannie Mae” is not impacted by our adoption of the new accounting standards.

Interest Expense on Short-Term and Long-Term Debt

The interest expense incurred on debt of newly consolidated trusts is recorded in our condensed consolidated statements of operations as interest expense on short-term and long-term debt. This interest expense was not recorded in our condensed consolidated statements of operations prior to the transition date as the trusts were not consolidated.

Prior to our adoption of the new accounting standards, we reported interest expense on debt issued both by us and by consolidated trusts as either “Interest expense on short-term debt” or “Interest expense on long-term debt.” Effective at the transition date, we report interest expense as either “Interest expense on debt of Fannie Mae” or “Interest expense on debt of consolidated trusts.” Prior period amounts have been reclassified to conform to our current period presentation. “Interest expense on debt of Fannie Mae” is not impacted by our adoption of the new accounting standards.

Provision for Loan Losses and Provision for Guaranty Losses

Since the majority of our MBS trusts were consolidated at the transition date, the provision for loan losses recorded in periods after the transition date reflects the increase in the mortgage loans reported in our condensed consolidated balance sheets. The provision for guaranty losses recorded in periods after the transition date reflects the subsequent decrease in unconsolidated trusts. The portion of the reserve for guaranty losses relating to loans in previously unconsolidated MBS trusts that were consolidated at the transition date was derecognized and we recognized an allowance for loan losses as the loans are now reflected in our condensed consolidated balance sheet.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Fee Income

We do not recognize the guaranty fee income earned from consolidated trusts. Guaranty fees from consolidated trusts are reported as a component of interest income on mortgage loans. As our guaranty-related assets and liabilities pertaining to consolidated trusts were also eliminated, we no longer record amortization income or fair value adjustments related to these trusts. The guaranty fee income that continues to be recognized in our condensed consolidated statements of operations relates to guarantees to unconsolidated trusts and other credit enhancements that we have provided.

Debt Extinguishment Gains (Losses)

Upon purchase of Fannie Mae MBS debt securities issued from a consolidated trust for our mortgage portfolio, we extinguish the related debt issued by the consolidated trust as we now own the debt securities instead of a third party. We record debt extinguishment gains or losses related to debt of consolidated trusts to the extent that the purchase price of the debt security does not equal the carrying value of the related consolidated debt reported in our condensed consolidated balance sheet at the time of purchase.

Trust Management Income

As master servicer, issuer, and trustee for Fannie Mae MBS, we earn a fee that reflects interest earned on cash flows from the date of remittance of mortgage and other payments to us by the servicers until the date of distribution of these payments to the MBS certificateholders. Previously, we reported this compensation as “Trust management income” in our condensed consolidated statements of operations. Upon adoption of the new accounting standards, we report the trust management income earned by consolidated trusts as a component of net interest income in our condensed consolidated statements of operations. Trust management income earned by us relating to unconsolidated trusts is now reported as a component of “Fee and other income.” Prior period amounts have been reclassified to conform to our current period presentation.

Impact on Segment Reporting

As a result of our adoption of the new accounting standards, we changed the presentation of segment financial information that is currently evaluated by management. With this change, the sum of the results for our three segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments.

Our three reportable segments continue to be: Single-Family, HCD, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is measured based on the type of business activities it performs.

We have not restated prior period results nor have we presented current year results under the old presentation as we determined that it was impracticable to do so; therefore, our segment results reported in the current period are not comparable with prior periods.

We present our segment results in “Note 13, Segment Reporting.”

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.	Consolidations and Transfers of Financial Assets

We have interests in various entities that are considered to be VIEs. The primary types of entities are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions, mortgage and asset-backed trusts that were not created by us, as well as housing partnerships that are established to finance the acquisition, construction, development or rehabilitation of affordable multifamily and single-family housing. These interests also include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. Our adoption of the new accounting standards on the transfers of financial assets and consolidation of VIEs resulted in the majority of our single-class securitization trusts being consolidated by us.

Consolidated VIEs

The following table displays the assets and liabilities of consolidated VIEs in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. The difference between total assets of consolidated VIEs and total liabilities of consolidated VIEs is primarily due to our investment in the debt securities of consolidated VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

	As of
	March 31,	December 31,
	2010(1)	2009(1)
	(Dollars in millions)

Assets:
Cash and cash equivalents	$446	$2,092
Restricted cash	42,731	—
Trading securities	32	5,599
Available-for-sale securities	624	10,513
Loans held for sale	799	11,646
Loans held for investment	2,679,336	129,590
Accrued interest receivable	13,939	519
Servicer and MBS trust receivable	512	466
Other assets(2)	38	451

Total assets of consolidated VIEs	$2,738,457	$160,876

Liabilities:
Accrued interest payable	$10,558	$29
Short-term debt	6,343	—
Long-term debt	2,472,192	6,167
Servicer and MBS trust payable	6,657	850
Other liabilities(3)	46	385

Total liabilities of consolidated VIEs	$2,495,796	$7,431

(1)	Includes VIEs created through lender swaps, private label wraps and portfolio securitization transactions.

(2)	Includes partnership investments of $430 million and cash, cash equivalents and restricted cash of $21 million in limited partnerships as of December 31, 2009.

(3)	Includes partnership liabilities of $385 million as of December 31, 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The adoption of the new accounting standards resulted in significant changes in the consolidation status of VIEs. Refer to “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for additional information regarding the impact of transition.

In addition to the VIEs consolidated as a result of adopting the new accounting standards, we consolidated VIEs as of March 31, 2010 that were not consolidated as of December 31, 2009. These VIEs are Fannie Mae multi-class resecuritization trusts and were consolidated because we now hold in our portfolio a substantial portion of the certificates. As a result of consolidating these multi-class resecuritization trusts, which have combined total assets of $80 million, we derecognized our investment in these trusts and recognized the assets and liabilities of the consolidated trusts at their fair value.

As of December 31, 2009, we consolidated VIEs that were no longer consolidated as of March 31, 2010, excluding the impact of adopting the new accounting standards. These VIEs were Fannie Mae multi-class resecuritization trusts and were deconsolidated because we no longer hold in our portfolio a substantial portion of the certificates. As a result of deconsolidating these multi-class resecuritization trusts, which had combined total assets of $1.1 billion, we derecognized the assets and liabilities of the trusts and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.

For the three months ended March 31, 2010, we recognized a loss of $18 million upon deconsolidation of VIEs. The portion of this net loss related to the remeasurement of our retained investments in the VIEs to their fair value was a gain of $89 million for the three months ended March 31, 2010.

Unconsolidated VIEs

We also have investments in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These unconsolidated VIEs include securitization trusts, as well as other equity investments. The following table displays the total assets as of March 31, 2010 and December 31, 2009 of unconsolidated VIEs with which we are involved.

	As of
	March 31,	December 31,
	2010	2009
	(Dollars in millions)

Mortgage-backed trusts	$930,824	$3,044,516
Asset-backed trusts	454,640	484,703
Limited partnership investments	14,290	13,085
Mortgage revenue bonds and other credit-enhanced bonds	8,039	8,061

Total assets of unconsolidated VIEs	$1,407,793	$3,550,365

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying amount and classification of the assets and liabilities as of March 31, 2010 and December 31, 2009 and the maximum exposure to loss as of March 31, 2010 related to our variable interests in unconsolidated VIEs with which we are involved.

	As of
	March 31, 2010		December 31, 2009
		Maximum	Carrying
	Carrying Amount	Exposure to Loss	Amount(1)
	(Dollars in millions)

Assets:
Available-for-sale securities(2)	$96,790	$88,714	$190,135
Trading securities(2)	36,571	35,973	91,222
Guaranty assets	294	—	8,195
Partnership investments	151	338	144
Servicer and MBS trust receivable	10	10	15,903
Other assets	—	—	1,320

Total assets related to our interests in unconsolidated VIEs	$133,816	$125,035	$306,919

Liabilities:
Reserve for guaranty losses	$191	$191	$52,703
Guaranty obligations	542	30,131	13,504
Partnership liabilities	327	—	325
Servicer and MBS trust payable	380	380	20,371
Other liabilities	17	—	818

Total liabilities related to our interest in unconsolidated VIEs	$1,457	$30,702	$87,721

(1)	Includes VIEs created through lender swaps and portfolio securitization transactions. Our total maximum exposure to loss relating to unconsolidated VIEs was $2.6 trillion as of December 31, 2009.

(2)	Contains securities exposed through consolidation which may also represent an interest in other unconsolidated VIEs.

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended March 31, 2010 and 2009, the unpaid principal balance of portfolio securitizations was $17.8 billion and $22.9 billion, respectively.

Upon adoption of the new accounting standards, the majority of our portfolio securitization transactions do not qualify for sale treatment. As a result, our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts has been greatly reduced and are no

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

longer material. We report the assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales in our condensed consolidated balance sheets and in the consolidated VIEs table above.

The following table displays some key characteristics of the securities retained in portfolio securitizations accounted for as sales.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of March 31, 2010
Unpaid principal balance	$73	$19,282
Fair value	77	20,205
Impact on value from a 10% adverse change	(8)	(2,021)
Impact on value from a 20% adverse change	(15)	(4,041)
Weighted-average coupon	6.57%	6.67%
Weighted-average loan age	3.3 years	4.7 years
Weighted-average maturity	26.5 years	25.0 years
As of December 31, 2009
Unpaid principal balance	$34,260	$19,472
Fair value	35,455	20,224
Impact on value from a 10% adverse change	(3,546)	(2,022)
Impact on value from a 20% adverse change	(7,091)	(4,045)
Weighted-average coupon	5.62%	6.82%
Weighted-average loan age	2.9 years	4.6 years
Weighted-average maturity	24.2 years	26.1 years

The gain or loss on a portfolio securitization transaction that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. Prior to January 1, 2010, we allocated the carrying amount of the financial assets sold between the assets sold and the interests retained, if any, based on their relative fair value at the date of sale. Further, we recognized our recourse obligations at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. Beginning January 1, 2010, we recognize all assets obtained and all liabilities incurred at fair value. We recorded a net gain on portfolio securitizations of $80 million and $320 million for the three months ended March 31, 2010 and 2009, respectively. We recognize these amounts as a component of “Investment gains, net” in our condensed consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays cash flows from our securitization trusts related to portfolio securitizations accounted for as sales for the three months ended March 31, 2010 and 2009.

	For the
	Three Months
	Ended March 31,
	2010	2009
	(Dollars in millions)

Proceeds from the initial sale of securities (new securitizations)	$1,556	$22,063
Principal and interest received on retained interests	836	2,293

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in portfolio securitizations that have qualified as sales pursuant to the accounting standards for transfers of financial assets. As noted above, our adoption of the new accounting standards resulted in a significant increase in mortgage loans held for investment and a decrease in loans held for sale in our condensed consolidated balance sheets, as well as a decrease in the amount of loans securitized in portfolio securitizations that qualify as sales. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of March 31, 2010 and December 31, 2009.

	Unpaid	Principal Amount of
	Principal Balance	Delinquent Loans(1)
	(Dollars in millions)

As of March 31, 2010
Loans held for investment	$3,000,831	$218,693
Loans held for sale	1,005	42
Securitized loans	2,015	60

Total loans managed	$3,003,851	$218,795

As of December 31, 2009
Loans held for investment	$395,551	$51,051
Loans held for sale	20,992	140
Securitized loans	187,922	5,161

Total loans managed	$604,465	$56,352

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which we are no longer accruing interest. We discontinue accruing interest when payment of principal and interest in full is not reasonably assured.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.	Mortgage Loans

The following table displays loans in our mortgage portfolio as of March 31, 2010 and December 31, 2009 and reflects the adoption of the new accounting standards.

	As of
	March 31, 2010			December 31, 2009(1)
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family(2)	$215,191	$2,619,988	$2,835,179	$166,657	$129,472	$296,129
Multifamily	107,725	58,932	166,657	108,513	11,901	120,414

Total unpaid principal balance of mortgage loans	322,916	2,678,920	3,001,836	275,170	141,373	416,543
Unamortized premiums (discounts) and other cost basis adjustments, net	(12,727)	1,215	(11,512)	(11,196)	28	(11,168)
Lower of cost or fair value adjustments on loans held for sale	(17)	—	(17)	(729)	(160)	(889)
Allowance for loan losses for loans held for investment	(25,675)	(34,894)	(60,569)	(8,078)	(1,847)	(9,925)

Total mortgage loans	$284,497	$2,645,241	$2,929,738	$255,167	$139,394	$394,561

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	As of March 31, 2010, our single-family of Fannie Mae amount of $215.2 billion includes unpaid principal balance of $40.1 billion related to credit-impaired loans that were acquired from MBS trusts in March 2010. Fannie Mae paid this amount, along with accrued interest of $2.5 billion, in April 2010. We acquired credit impaired loans from MBS trusts with an unpaid principal balance totaling $46.4 billion in April 2010. This amount will be paid, along with accrued interest of approximately $2.7 billion, in May 2010.

Impaired Loans

Impaired loans include performing and nonperforming single-family and multifamily TDRs, acquired credit-impaired loans, and other multifamily loans. The following table displays the recorded investment and corresponding specific loss allowance as of March 31, 2010 and December 31, 2009 for all impaired loans.

	As of March 31, 2010			As of December 31, 2009
	Recorded		Net	Recorded		Net
	Investment	Allowance	Investment	Investment	Allowance	Investment
			(Dollars in millions)

Impaired loans:(1)
With valuation allowance	$122,080	$30,554	$91,526	$27,050	$5,995	$21,055
Without valuation allowance(2)	8,989	—	8,989	8,420	—	8,420

Total	$131,069	$30,554	$100,515	$35,470	$5,995	$29,475

(1)	Includes single-family loans individually impaired and restructured in a TDR with a recorded investment of $120.2 billion and $23.9 billion as of March 31, 2010 and December 31, 2009, respectively. Includes multifamily loans individually impaired and restructured(1) in a TDR with a recorded investment of $51 million as of March 31, 2010 and December 31, 2009.

(2)	The discounted cash flows, collateral value or fair value equals or exceeds the carrying value of the loan, and as such, no valuation allowance is required.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The average recorded investment in impaired loans was $115.4 billion and $13.2 billion for the three months ended March 31, 2010 and 2009, respectively. Interest income recognized on impaired loans was $978 million and $212 million for the three months ended March 31, 2010 and 2009, respectively.

Loans Acquired in a Transfer

We acquired delinquent unconsolidated loans with an unpaid principal balance plus accrued interest of $85 million and $2.6 billion for the three months ended March 31, 2010 and 2009, respectively. The following table displays the outstanding balance and carrying amount of acquired credit-impaired loans as of March 31, 2010 and December 31, 2009, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	As of
	March 31, 2010	December 31, 2009
	(Dollars in millions)

Outstanding contractual balance	$17,291	$24,106
Carrying amount:
Loans on accrual status	2,304	2,560
Loans on nonaccrual status	5,758	8,952

Total carrying amount of loans	$8,062	$11,512

The following table displays details on activity for acquired credit-impaired loans at their acquisition dates for the three months ended March 31, 2010 and 2009, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$88	$2,860
Nonaccretable difference	32	681

Cash flows expected to be collected at acquisition(1)	56	2,179
Accretable yield	29	953

Initial investment in acquired credit-impaired loans at acquisition	$27	$1,226

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays activity for the accretable yield of all outstanding acquired credit-impaired loans for the three months ended March 31, 2010 and 2009. Accreted effective interest is shown for only those loans that we were still accounting for as acquired credit-impaired loans for the respective periods.

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)

Beginning balance, January 1	$10,117	$1,559
Additions	29	953
Accretion	(76)	(56)
Reductions(1)	(2,743)	(1,023)
Changes in estimated cash flows(2)	(340)	307
Reclassifications (to) from nonaccretable difference(3)	(152)	59

Ending balance, March 31	$6,835	$1,799

(1)	Reductions are the result of liquidations and loan modifications due to TDRs.

(2)	Represents changes in expected cash flows due to changes in prepayment and other assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

The following table displays interest income recognized and the increase in the “Provision for loan losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the three months ended March 31, 2010 and 2009. The accretion of fair value losses reported in the table below relates primarily to credit-impaired loans that were acquired prior to the transition date. Subsequent to the transition date, our condensed consolidated statements of operations no longer reflect the recognition of fair value losses on the majority of acquisitions of credit-impaired loans because the loans are already recorded in our condensed consolidated balance sheets at the time of purchase.

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in millions)

Accretion of fair value discount(1)	$266	$65
Interest income on loans returned to accrual status or subsequently modified as TDRs	321	88

Total interest income recognized on acquired credit-impaired loans	$587	$153

Increase in “Provision for loan losses” subsequent to the acquisition of credit-impaired loans	$564	$63

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

5.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and loans backing Fannie Mae MBS issued from consolidated trusts and a reserve for guaranty losses related to loans backing Fannie Mae MBS issued from unconsolidated trusts and loans that we have guaranteed under long-term standby commitments. We refer to our allowance for loan losses and reserve for guaranty losses

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

collectively as our combined loss reserves. When calculating our guaranty reserve, we consider all contractually past due interest income including payments expected to be missed between the balance sheet date and the point of loan acquisition or foreclosure. When calculating our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which includes interest income only while the loan was on accrual status. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain.

Upon recognition of the mortgage loans held by newly consolidated trusts at the transition date, we increased our allowance for loan losses and decreased our reserve for guaranty losses. The decrease in our combined loss reserves of $10.5 billion reflects the difference in the methodology used to estimate incurred losses under our allowance for loan losses versus our reserve for guaranty losses and recording the portion of the reserve related to accrued interest to “Allowance for accrued interest receivable” in our condensed consolidated balance sheets. See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for additional information.

Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties particularly in the rapidly changing credit environment.

	For the Three Months Ended
	March 31,
	2010	2009

Allowance for loan losses:
Beginning balance(1)(2)	$9,925	$2,772
Adoption of new accounting standards	43,576	—
Provision for loan losses	11,939	2,509
Charge-offs(3)	(5,160)	(637)
Recoveries	374	35
Net reclassification of portion of allowance related to interest(1)(4)	(85)	(49)

Ending balance(1)(5)(8)	$60,569	$4,630

Reserve for guaranty losses:
Beginning balance	$54,430	$21,830
Adoption of new accounting standards	(54,103)	—
Provision (benefit) for guaranty losses	(36)	17,825
Charge-offs(6)(7)	(61)	(2,944)
Recoveries	3	165

Ending balance	$233	$36,876

(1)	Prior period amounts have been reclassified to conform to current year presentation.

(2)	Includes $1.8 billion related to loans of consolidated trusts as of December 31, 2009.

(3)	Includes accrued interest of $579 million and $247 million for the three months ended March 31, 2010 and 2009, respectively.

(4)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable.

(5)	Includes $903 million and $197 million as of March 31, 2010 and 2009, respectively, for acquired credit-impaired loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(6)	Includes charges $115 million for the three months ended March 31, 2009 related to unsecured HomeSaver Advance loans. There were no charges related to unsecured HomeSaver Advance loans for the three months ended March 31, 2010.

(7)	Includes charges recorded at the date of acquisition of $58 million and $1.4 billion for the three months ended March 31, 2010 and 2009, respectively, for acquired credit-impaired loans where the acquisition cost exceeded the fair value of the acquired loan.

(8)	Includes $34.9 billion related to loans of consolidated trusts as of March 31, 2010.

6.	Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of March 31, 2010 and December 31, 2009.

	As of
	March 31, 2010	December 31, 2009
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$8,239	$74,750
Freddie Mac	6,502	15,082
Ginnie Mae	16	1
Alt-A private-label securities	1,405	1,355
Subprime private-label securities	1,683	1,780
CMBS	10,098	9,335
Mortgage revenue bonds	611	600
Other mortgage-related securities	158	154

Total	28,712	103,057

Non-mortgage-related securities:
U.S. Treasury securities(1)	35,650	3
Asset-backed securities	7,991	8,515
Corporate debt securities	176	364

Total	43,817	8,882

Total trading securities	$72,529	$111,939

Losses in trading securities held in our portfolio, net	$3,783	$2,685

(1)	Certain prior year amounts have been reclassified to conform to our current period presentation.

As of March 31, 2010, we held U.S. Treasury securities with fair value of $11.5 billion, which we elected to classify as “cash and cash equivalents” in our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Net trading gains (losses):
Mortgage-related securities	$1,006	$(121)
Non-mortgage-related securities	52	288

Total	$1,058	$167

Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$900	$(122)
Non-mortgage-related securities	48	424

Total	$948	$302

Available-for-Sale Securities

We measure AFS securities at fair value with unrealized gains and losses recorded as a component of AOCI, net of tax, in our condensed consolidated balance sheets. We record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Gross realized gains	$265	$799
Gross realized losses	120	663
Total proceeds(1)	4,598	31,910

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 3, Consolidations and Transfers of Financial Assets.”

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$28,499	$1,556	$(22)	$(18)	$30,015
Freddie Mac	20,869	1,069	—	(3)	21,935
Ginnie Mae	1,178	110	—	(1)	1,287
Alt-A private-label securities	17,761	53	(2,527)	(829)	14,458
Subprime private-label securities	12,518	29	(1,407)	(629)	10,511
CMBS	15,705	—	—	(1,712)	13,993
Mortgage revenue bonds	13,177	79	(50)	(628)	12,578
Other mortgage-related securities	4,457	58	(169)	(456)	3,890

Total	$114,164	$2,954	$(4,175)	$(4,276)	$108,667

	As of December 31, 2009
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$148,074	$6,413	$(23)	$(45)	$154,419
Freddie Mac	26,281	1,192	—	(4)	27,469
Ginnie Mae	1,253	102	—	(2)	1,353
Alt-A private-label securities	17,836	41	(2,738)	(989)	14,150
Subprime private-label securities	13,232	33	(1,774)	(745)	10,746
CMBS	15,797	—	—	(2,604)	13,193
Mortgage revenue bonds	13,679	71	(44)	(860)	12,846
Other mortgage-related securities	4,225	29	(235)	(467)	3,552

Total	$240,377	$7,881	$(4,814)	$(5,716)	$237,728

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in other comprehensive loss as well as cumulative changes in fair value for securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in millions)

Fannie Mae	$(29)	$873	$(11)	$269
Freddie Mac	(2)	106	(1)	13
Ginnie Mae	—	—	(1)	136
Alt-A private-label securities	(29)	459	(3,327)	13,611
Subprime private-label securities	(30)	271	(2,006)	9,479
CMBS	—	—	(1,712)	13,993
Mortgage revenue bonds	(16)	1,310	(662)	5,592
Other mortgage-related securities	(7)	71	(618)	3,138

Total	$(113)	$3,090	$(8,338)	$46,231

	As of December 31, 2009
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in millions)

Fannie Mae	$(36)	$1,461	$(32)	$544
Freddie Mac	(2)	85	(2)	164
Ginnie Mae	(2)	139	—	26
Alt-A private-label securities	(2,439)	7,018	(1,288)	6,929
Subprime private-label securities	(998)	4,595	(1,521)	5,860
CMBS	—	—	(2,604)	13,193
Mortgage revenue bonds	(54)	2,392	(850)	5,664
Other mortgage-related securities	(96)	536	(606)	2,739

Total	$(3,627)	$16,226	$(6,903)	$35,119

Other-Than-Temporary Impairments

We recognize the credit component of other-than-temporary impairments of our debt securities in our condensed consolidated statements of operations and the noncredit component in “Other comprehensive loss” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. $8.3 billion of the $8.5 billion of gross unrealized losses on AFS securities as of March 31, 2010 have

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of March 31, 2010 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in AOCI. The securities with unrealized losses for 12 consecutive months or longer, on average, had a market value as of March 31, 2010 that was 85% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Fannie Mae	$—	$38
Freddie Mac	—	1
Alt-A private-label securities	37	2,928
Subprime private-label securities	184	2,606
Mortgage revenue bonds	—	17
Other	15	63

Net other-than-temporary impairments	$236	$5,653

For the quarter ended March 31, 2010, we recorded net other-than-temporary impairment of $236 million. This other-than-temporary impairment reflects current market conditions and was primarily driven by a decrease in the present value of our cash flow projections on Alt-A and subprime securities due to:

•	net projected home price impact; and

•	actual performance versus previous projections

Of the factors that caused a decline in the present value of projected cash flows, the net projected home price impact for the quarter was estimated to account for approximately 66% of the decrease. Actual home-price growth in geographies where we have private-label securities exposure was worse than had been previously modeled. The actual performance of private-label securities, when compared to what had been previously modeled, was estimated to account for the remaining 34% of the decrease in net projected cash flows. We update loan information for securities on a monthly basis for our Alt-A and subprime securities. In rolling forward the valuation dates of the models based on these actual performance updates, the resulting projected present value of cash flows declined from prior expectations. Lower expectations for interest rates offset a portion of the decrease in projected present value of cash flows in certain securities. Our projections for interest rates are generally based on the implied forward curve for interest rates in the market as of the last day of each respective reporting period. We would consider lower interest rates to be favorable in the context of estimated credit losses on subprime securities because the subprime securities held by us are typically floating rate instruments. In lower interest rate environments, the cash flows provided by the underlying

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

subprime mortgage loans are typically greater than the floating rate liabilities of the bonds and therefore more cash flow is available to protect against credit losses than in a higher rate interest environment where the difference between the rate on the subprime mortgage loans and the coupon on the bonds is smaller.

The following table displays activity for the three months ended March 31, 2010 related to the credit component recognized in earnings on debt securities held by us for which we recognized a portion of other-than-temporary impairment in AOCI.

For the
Three Months Ended
March 31, 2010
(Dollars in millions)

Balance, January 1	$8,191
Additions for the credit component on debt securities for which OTTI was not previously recognized	6
Additions for credit losses on debt securities for which OTTI was previously recognized	230
Reductions for securities no longer in portfolio at period end(1)	(51)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(167)

Balance, March 31	$8,209

(1)	Includes securities sold, matured, called and consolidated to loans.

As of March 31, 2010, those debt securities with other-than-temporary impairment in which we recognized in our condensed consolidated statement of operations only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. For these residential mortgage-backed securities, we estimate the portion of loss attributable to credit using discounted cash flow models. We create the models based on the performance of first-lien loans in a loan performance asset-backed securities database, which reflect the average performance of all private-label mortgage-related securities. We employ separate models to project regional home prices, interest rates, prepayment speeds, conditional default rates, severity, delinquency rates and early payment defaults on a loan-level basis by product type. We first aggregate loan-level performance projections by pool. We then input the prepayment, default, severity and delinquency vectors for these pools in cash flow modeling software which projects our bond cash flows, including projections of bond principal losses and interest shortfalls. The software contains detailed information on security-level subordination levels and cash flow priority of payments. We model all securities without assuming the benefit of any external financial guarantees; we then perform a separate assessment to assess whether we can rely upon the guaranty. We have recorded other-than-temporary impairments for the three months ended March 31, 2010 based on this analysis, with amounts related to credit loss recognized in our condensed consolidated statement of operations. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

We analyze Commercial mortgage-backed securities (“CMBS”) using a third party loan level model that incorporates such factors as debt service coverage, loan-to-value ratio, geographic location, property type, and amortization type to determine the level of projected losses. We then compare the projected loss to the amount of subordination in the bonds that we hold to determine whether we expect any loss on those bonds. As of March 31, 2010, we have no other-than-temporary impairments in our holdings of CMBS as we project the remaining subordination to be more than sufficient to absorb the level of projected losses. We believe the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

decline in fair value for these securities results from the lower level of liquidity in the marketplace and the resultant higher investor required returns, and not from an expectation of credit loss. While downgrades have occurred in this sector in recent months, all of our holdings remain investment grade.

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

The following table displays the modeled attributes for securities that were other-than-temporarily impaired as of March 31, 2010.

	Prepayment Rates		Default Rates		Loss Severity
	Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range

Alt-A private-label securities
2004 and prior	8.5%	7.2 - 9.6%	48.1%	36.2 - 55.9%	52.5%	48.3 -55.3%
2005	5.7	4.6 - 7.5	38.7	16.0 - 73.6	63.7	53.3 - 68.7
2006	7.8	5.0 - 10.0	36.8	19.4 - 63.7	54.7	40.0 - 74.4
Subprime private-label securities
2004 and prior	5.6	5.6	31.4	31.4	72.9	72.9
2005	2.0	1.9 - 2.2	80.7	79.0 - 81.9	76.6	75.2 - 78.8
2006	2.0	1.5 - 2.6	80.7	69.7 - 87.4	77.5	73.9 - 85.0
2007	2.9	2.4 - 3.2	74.1	71.1 - 80.1	73.8	72.5 - 76.5
Manufactured housing
2004 and prior	2.2	1.5 - 4.9	35.0	2.2 - 50.4	83.7	77.1 - 100.0

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of March 31, 2010. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2010
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$28,499	$30,015	$—	$—	$3	$3	$4,641	$4,903	$23,855	$25,109
Freddie Mac	20,869	21,935	22	22	55	57	1,690	1,791	19,102	20,065
Ginnie Mae	1,178	1,287	—	—	—	—	5	6	1,173	1,281
Alt-A private-label securities	17,761	14,458	—	—	1	1	342	332	17,418	14,125
Subprime private-label securities	12,518	10,511	—	—	—	—	—	—	12,518	10,511
CMBS	15,705	13,993	310	309	63	60	14,974	13,375	358	249
Mortgage revenue bonds	13,177	12,578	40	41	366	377	833	839	11,938	11,321
Other mortgage-related securities	4,457	3,890	—	—	—	—	—	18	4,457	3,872

Total	$114,164	$108,667	$372	$372	$488	$498	$22,485	$21,264	$90,819	$86,533

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of March 31, 2010 and December 31, 2009.

	As of
	March 31,	December 31,
	2010(1)	2009
	(Dollars in millions)

Net unrealized gains (losses) on available-for-sale securities for which we have not recorded other-than-temporary impairment	$(917)	$1,337
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment	(2,653)	(3,059)
Other	(184)	(10)

Accumulated other comprehensive loss	$(3,754)	$(1,732)

(1)	Includes a net increase of $3.4 billion from the adoption of the new accounting standards.

7.	Financial Guarantees

As a result of adopting the new accounting standards, we derecognized the previously recognized guaranty assets, guaranty obligations, master servicing assets, and master servicing liabilities associated with the newly consolidated trusts from our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For our guarantees to unconsolidated trusts and other guaranty arrangements, we recognize a guaranty obligation for our obligation to stand ready to perform on these guarantees. For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $48.4 billion as of March 31, 2010. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $13.7 billion as of March 31, 2010. In addition, we had exposure of $10.8 billion for other guarantees not recognized in our condensed consolidated balance sheets as of March 31, 2010, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of the current accounting standards on guaranty accounting. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $4.1 billion as of March 31, 2010. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

As of December 31, 2009, our maximum potential exposure for guarantees recognized in our condensed consolidated balance sheets was primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.5 trillion. The maximum amount we could recover through available credit enhancements and recourse with third parties for these guarantees was $113.4 billion. In addition, we had exposure of $135.7 billion for other guarantees not recognized in our condensed consolidated balance sheets as of December 31, 2009. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $13.6 billion as of December 31, 2009.

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the underlying mortgage loans of the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due and the percentage of multifamily loans two or more months past due, of loans with certain risk characteristics, such as mark-to-market loan-to-value and operating debt service coverage ratios. We use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to accurately reflect the current risk of loans with these high-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain risk characteristics of our conventional single-family and total multifamily guaranty book of business as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010(1)			As of December 31, 2009(1)
	30 Days	60 Days	Seriously	30 Days	60 Days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of conventional single-family guaranty book of business(3)	2.04%	0.99%	6.84%	2.38%	1.15%	6.68%
Percentage of conventional single-family loans(4)	2.09	0.90	5.47	2.46	1.07	5.38

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of March 31, 2010(1)			As of December 31, 2009(1)
	Percentage of			Percentage of
	Single-Family		Percentage	Single-Family		Percentage
	Guaranty Book		Seriously	Guaranty Book		Seriously
	of Business		Delinquent(2)(4)	of Business		Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
100.01% to 110%	5%		14.48%	5%		14.79%
110.01% to 120%	3		18.30	3		18.55
120.01% to 125%	1		20.87	1		21.39
Greater than 125%	7		30.50	5		31.05
Geographical distribution:
Arizona	3		8.76	3		8.80
California	17		5.72	17		5.73
Florida	7		13.27	7		12.82
Nevada	1		13.95	1		13.00
Select Midwest states(5)	11		5.65	11		5.62
All other states	61		4.19	61		4.11
Product distribution (not mutually exclusive): (6)
Alt-A	9		16.22	9		15.63
Subprime		*	31.47		*	30.68
Negatively amortizing adjustable rate	1		10.09	1		10.29
Interest only	6		20.82	7		20.17
Investor property	5		5.53	6		5.54
Condo/Coop	9		6.14	9		5.99
Original loan-to-value ratio >90%(7)	9		12.93	9		13.05
FICO credit score <620(7)	4		17.86	4		18.20
Original loan-to-value ratio >90% and FICO credit score <620(7)	1		26.94	1		27.96
Vintages:
2005	10		7.58	10		7.27
2006	10		13.42	11		12.87
2007	14		14.85	15		14.06
2008	12		4.51	13		3.98
All other vintages	54		2.16	51		2.19

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)	Consists of the portion of our conventional single-family guaranty book of business for which we have detailed loan level information, which constituted over 99% and 98% of our total conventional single-family guaranty book of business as of March 31, 2010 and December 31, 2009, respectively.

(2)	Includes conventional single-family loans that were three months or more past due or in foreclosure as of March 31, 2010 and December 31, 2009.

(3)	Calculated based on the aggregate unpaid principal balance of delinquent conventional single-family loans divided by the aggregate unpaid principal balance of loans in our conventional single-family guaranty book of business.

(4)	Calculated based on the number of conventional single-family loans that were delinquent divided by the total number of loans in our conventional single-family guaranty book of business.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as MyCommunityMortgage® and Expanded Approval®.

	As of March 31, 2010(1)(2)		As of December 31, 2009(1)(2)
	30 Days	Seriously	30 Days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.22%	0.79%	0.28%	0.63%

	As of March 31, 2010(1)		As of December 31, 2009(1)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent	Book of Business	Delinquent

Originating loan-to-value ratio:
Greater than 80%	5%	0.91%	5%	0.50%
Less than or equal to 80%	95	0.78	95	0.63
Originating debt service coverage ratio:
Less than or equal to 1.10	10	0.46	10	0.17
Greater than 1.10	90	0.82	90	0.68
Acquisition loan size distribution:
Less than or equal to $750,000	3	1.46	3	1.27
Greater than $750,000 and less than or equal to $3 million	13	1.22	13	1.01
Greater than $3 million and less than or equal to $5 million	9	1.14	9	1.08
Greater than $5 million and less than or equal to $25 million	41	0.87	41	0.60
Greater than $25 million	34	0.39	34	0.34
Maturing dates:
Maturing in 2010	2	2.50	2	1.55
Maturing in 2011	5	1.32	5	0.64
Maturing in 2012	8	1.43	10	1.13
Maturing in 2013	11	0.53	12	0.22
Maturing in 2014	9	0.70	9	0.62

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted over 99% and 98% of our total multifamily guaranty book of business as of March 31, 2010 and December 31, 2009, respectively.

(2)	Calculated based on the aggregate unpaid principal balance of delinquent multifamily loans divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Includes multifamily loans that were two months or more past due as of March 31, 2010 and December 31, 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Obligations

The following table displays changes in our “Guaranty obligations” recognized in our condensed consolidated balance sheets for the three months ended March 31, 2010 and 2009. We derecognized the majority of our guaranty obligations and deferred profit from our condensed consolidated balance sheet upon adoption of the new accounting standards.

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in millions)

Beginning balance, January 1	$13,996	$12,147
Adoption of new accounting standards	(13,320)	—
Additions to guaranty obligations(1)	183	1,335
Amortization of guaranty obligations into guaranty fee income	(32)	(1,763)
Impact of consolidation activity(2)	—	(46)

Ending balance, March 31	$827	$11,673

Deferred profit amortization	$1	$283

(1)	Represents the fair value of our contractual obligation at issuance of new guarantees.

(2)	Represents the derecognition of guaranty obligations during the period due to consolidations excluding the impact of adopting the new accounting standards.

The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.4 billion and $4.8 billion as of March 31, 2010 and December 31, 2009, respectively.

8.	Acquired Property, Net

Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table displays the activity in acquired property and the related valuation allowance for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2010
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Beginning balance, January 1	$9,716	$(574)	$9,142	$8,040	$(1,122)	$6,918
Additions	6,762	(52)	6,710	2,542	(16)	2,526
Disposals	(3,425)	206	(3,219)	(2,823)	373	(2,450)
Write-downs, net of recoveries	—	(264)	(264)	—	(364)	(364)

Ending balance, March 31	$13,053	$(684)	$12,369	$7,759	$(1,129)	$6,630

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9.	Short-Term Borrowings and Long-Term Debt

Our short-term borrowings and long-term debt increased significantly due to our adoption of the new accounting standards on the transfers of financial assets and the consolidation of VIEs.

Short-Term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates as of March 31, 2010 and December 31, 2009.

	As of
	March 31, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
		(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$180	0.01%	$—	—%

Fixed-rate short-term debt:
Discount notes	$207,517	0.26%	$199,987	0.27%
Foreign exchange discount notes	305	1.64	300	1.50
Other short-term debt	—	—	100	0.53

Total fixed-rate short-term debt	207,822	0.26	200,387	0.27
Floating-rate short-term debt(2)	—	—	50	0.02

Total short-term debt of Fannie Mae	207,822	0.26%	200,437	0.27%
Debt of consolidated trusts	6,343	0.11	—	—

Total short-term debt	$214,165	0.25%	$200,437	0.27%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

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

Additionally, we issue foreign exchange discount notes in the Euro money market enabling investors to hold short-term investments in different currencies. We have the ability to issue foreign exchange discount notes in maturities ranging from 5 to 360 days.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of March 31, 2010 and December 31, 2009.

	As of
	March 31, 2010			December 31, 2009
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2010-2030	$276,322	3.88%	2010-2030	$279,945	4.10%
Medium-term notes	2010-2020	182,431	2.92	2010-2019	171,207	2.97
Foreign exchange notes and bonds	2017-2028	1,107	6.09	2010-2028	1,239	5.64
Other long-term debt(2)	2010-2040	60,397	5.83	2010-2039	62,783	5.80

Total senior fixed		520,257	3.77		515,174	3.94
Senior floating:
Medium-term notes	2010-2015	45,219	0.23	2010-2014	41,911	0.26
Other long-term debt(2)	2020-2037	951	4.53	2020-2037	1,041	4.12

Total senior floating		46,170	0.32		42,952	0.34
Subordinated fixed:
Qualifying subordinated(3)	2011-2014	7,392	5.47	2011-2014	7,391	5.47
Subordinated debentures	2019	2,488	9.90	2019	2,433	9.89

Total subordinated fixed		9,880	6.59		9,824	6.57

Total long-term debt of Fannie Mae(4)		576,307	3.55		567,950	3.71
Debt of consolidated trusts	2010-2050	2,472,192	5.10	2010-2039	6,167	5.63

Total long-term debt		$3,048,499	4.81%		$574,117	3.73%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Consists of subordinated debt issued with an interest deferral feature.

(4)	Reported amounts include a net discount and other cost basis adjustments of $13.8 billion and $15.6 billion as of March 31, 2010 and December 31, 2009, respectively.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of both March 31, 2010 and December 31, 2009. We had no borrowings outstanding from these lines of credit as of March 31, 2010.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10.	Derivative Instruments

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity, results of operations, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative value or more efficient execution of our strategy than debt securities. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of OTC contracts that fall into three broad categories:

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

We account for our derivatives pursuant to the accounting standards on derivative instruments, and recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted at the counterparty level and are inclusive of cash collateral posted or received, are recorded in “Derivative assets, at fair value” or “Derivative liabilities, at fair value” in our condensed consolidated balance sheets. We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments on a gross basis, before the application of master netting agreements, as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010				As of December 31, 2009
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$34,109	$568	$281,748	$(16,867)	$68,099	$1,422	$314,501	$(17,758)
Receive-fixed	169,390	6,759	59,903	(1,016)	160,384	8,250	115,033	(2,832)
Basis	3,170	51	50	(1)	2,715	61	510	(4)
Foreign currency	1,063	61	346	(58)	727	107	810	(49)
Swaptions:
Pay-fixed	90,350	1,045	4,375	(10)	97,100	2,012	2,200	(1)
Receive-fixed	71,430	4,065	2,000	(5)	75,380	4,043	—	—
Interest rate caps	7,000	72	—	—	7,000	128	—	—
Other(1)	740	87	8	—	740	84	8	—

Total gross risk management derivatives	377,252	12,708	348,430	(17,957)	412,145	16,107	433,062	(20,644)
Collateral receivable (payable)(2)	—	5,973	—	(181)	—	5,437	—	(1,023)
Accrued interest receivable (payable)	—	1,735	—	(2,940)	—	2,596	—	(2,813)

Total net risk management derivatives	$377,252	$20,416	$348,430	$(21,078)	$412,145	$24,140	$433,062	$(24,480)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$793	$1	$2,870	$(15)	$273	$—	$4,453	$(66)
Forward contracts to purchase mortgage-related
securities	7,275	26	19,616	(61)	3,403	7	23,287	(283)
Forward contracts to sell mortgage-related securities	44,652	224	12,064	(35)	83,299	1,141	7,232	(14)

Total mortgage commitment derivatives	$52,720	$251	$34,550	$(111)	$86,975	$1,148	$34,972	$(363)

Derivatives at fair value	$429,972	$20,667	$382,980	$(21,189)	$499,120	$25,288	$468,034	$(24,843)

(1)	Includes swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	Collateral receivable represents cash collateral posted by us for derivatives in a loss position. Collateral payable represents cash collateral posted by counterparties to reduce our exposure for derivatives in a gain position.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from each of the major credit rating agencies. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of March 31, 2010 was $6.8 billion for which we posted collateral of $6.0 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered as of March 31, 2010, we would be required to post an additional $846 million of collateral to our counterparties.

The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three months ended March 31, 2010 and 2009.

	For the Three Months
	Ended March 31,
	2010	2009
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(5,879)	$3,314
Receive-fixed	4,669	(1,362)
Basis	9	(23)
Foreign currency	(3)	(73)
Swaptions:
Pay-fixed	(934)	(15)
Receive-fixed	27	(3,238)
Interest rate caps	(56)	—
Other	6	29

Total risk management derivatives fair value losses, net	(2,161)	(1,368)
Mortgage commitment derivatives fair value losses, net	(601)	(338)

Total derivatives fair value losses, net	$(2,762)	$(1,706)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Volume and Activity of our Derivatives

Risk Management Derivatives

The following table displays, by derivative instrument type, our risk management derivative activity for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31, 2010
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
				(Dollars in millions)

Beginning notional balance	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207
Additions	43,140	35,576	55	151	6,425	5,750	—	—	91,097
Terminations(3)	(109,883)	(81,700)	(60)	(279)	(11,000)	(7,700)	—	—	(210,622)

Ending notional balance	$315,857	$229,293	$3,220	$1,409	$94,725	$73,430	$7,000	$748	$725,682

	For the Three Months Ended March 31, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
	(Dollars in millions)

Beginning notional balance	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	98,935	127,958	180	198	5,650	2,200	—	13	235,134
Terminations(3)	(25,001)	(29,216)	(4,925)	(628)	—	(6,130)	—	(92)	(65,992)

Ending notional balance	$620,850	$549,823	$19,815	$1,222	$85,150	$89,630	$500	$748	$1,367,738

(1)	Exchange rate adjustments to foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Exchange rate adjustments to foreign currency swaps that are added or terminated during the period are reflected in the respective categories.

(2)	Includes swap credit enhancements and mortgage insurance contracts.

(3)	Includes matured, called, exercised, assigned and terminated amounts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Mortgage Commitment Derivatives

The following table displays, by commitment type, our mortgage commitment derivative activity for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010		2009
	Purchase	Sale	Purchase	Sale
	Commitments	Commitments	Commitments	Commitments
	(Dollars in millions)

Beginning of period notional balance(1)	$31,416	$90,531	$35,004	$36,232
Mortgage related securities:
Open commitments(2)	156,149	234,668	124,434	165,585
Settled commitments(3)	(155,948)	(268,483)	(108,008)	(129,833)
Loans:
Open commitments(2)	11,871	—	40,766	—
Settled commitments(3)	(12,934)	—	(36,274)	—

End of period notional balance(1)	$30,554	$56,716	$55,922	$71,984

(1)	Represents the balance of open mortgage commitment derivatives.

(2)	Represents open mortgage commitment derivatives traded during the three months ended March 31, 2010 and 2009.

(3)	Represents mortgage commitment derivatives settled during the three months ended March 31, 2010 and 2009.

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest rate and foreign currency derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us. If there is a default, we may need to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. Typically, we seek to manage credit exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. We also manage our exposure by requiring counterparties to post collateral. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.

The table below displays our credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$203	$75	$278	$87	$365
Less: Collateral held(4)	—	198	68	266	—	266

Exposure net of collateral	$—	$5	$7	$12	$87	$99

Additional information:
Notional amount(5)	$—	$211,610	$513,324	$724,934	$748	$725,682
Number of counterparties(5)	—	7	9	16

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2009
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$658	$583	$1,241	$84	$1,325
Less: Collateral held(4)	—	580	507	1,087	—	1,087

Exposure net of collateral	$—	$78	$76	$154	$84	$238

Additional information:
Notional amount(5)	$—	$220,791	$623,668	$844,459	$748	$845,207
Number of counterparties(5)	—	7	9	16

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes defined benefit mortgage insurance contracts and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist.

(3)	Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and non-cash collateral posted by our counterparties to us. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $6.0 billion and $5.4 billion related to our counterparties’ credit exposure to us as of March 31, 2010 and December 31, 2009, respectively.

(5)	We had exposure to 2 and 6 interest rate and foreign currency derivative counterparties in a net gain position as of March 31, 2010 and December 31, 2009, respectively. Those interest rate and foreign currency derivatives had notional balances of $84.5 billion and $310.0 billion as of March 31, 2010 and December 31, 2009, respectively.

11.	Income Taxes

As of March 31, 2010, there has been no change to our conclusion that it is more likely than not that we will not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. For the three months ended March 31, 2010 and 2009, we recognized a tax benefit of $67 million and $623 million, which represented an effective tax rate of 1% and 3%, respectively. Our effective tax rates were different from the statutory rate of 35% primarily due to the recognition of an increase in our valuation allowance for our net deferred tax assets. The differences in rates were also due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS in the first quarter of 2010 for our unrecognized tax benefits for the tax years 1999 through 2004, and to our ability in the first quarter of 2009 to carryback our net operating loss to prior years. In 2010, our tax benefit does not include a carryback of our net operating loss to prior years as we are now in a net operating loss carryforward position.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

12.	Employee Retirement Benefits

The following table displays the components of our net periodic benefit cost for our pension plans and other postretirement benefit plan for the three months ended March 31, 2010 and 2009. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended March 31,
	2010		2009
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)

Service cost	$9	$1	$10	$1
Interest cost	16	3	15	2
Other	(12)	(1)	(3)	—

Net periodic benefit cost	$13	$3	$22	$3

Contributions during period	$12	$2	$2	$2

During the remaining period of 2010, we anticipate contributing $37 million to our pension plans and $7 million to our other postretirement benefit plan.

13.	Segment Reporting

Our three reportable segments are: Single-Family, HCD, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs.

Segment Reporting for 2010

Our prospective adoption of the new accounting standards had a significant impact on the presentation and comparability of our condensed consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. We continue to manage Fannie Mae based on the same three business segments. However, effective in 2010, we changed the presentation of segment financial information that is currently evaluated by management.

Under the current segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations, as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated statements of operations.

While some line items in our segment results were not impacted by either the change from the new accounting standards or changes to our segment presentation, others were impacted materially, which reduces the comparability of our segment results with prior periods. We have neither restated prior period results nor presented current year results under the old presentation as we determined that it was impracticable to do so; therefore, our segment results reported in the current period are not comparable with prior periods.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The section below provides a discussion of the three business segments and how each segment’s financial information reconciles to our condensed consolidated financial statements for those line items that were impacted significantly as a result of changes to our segment presentation.

Single-Family

Revenue drivers for Single-Family did not change under our current method of segment reporting. Revenue for our Single-Family business is from the guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS, most of which are held within consolidated trusts, and on the single-family mortgage loans held in our mortgage portfolio. The primary source of profit for the Single-Family segment is the difference between the guaranty fees earned and the costs of providing the guaranty, including credit-related losses.

Our current segment reporting presentation differs from our condensed consolidated balance sheets and statements of operations in order to reflect the activities and results of the Single-Family segment. The significant differences from the condensed consolidated statements of operations are as follows:

•	Guaranty fee income—Guaranty fee income reflects (1) the cash guaranty fees paid by MBS trusts to Single-Family, (2) the amortization of deferred cash fees (both the previously recorded deferred cash fees that were eliminated from our condensed consolidated balance sheets at transition and deferred guaranty fees received subsequent to transition that are currently recognized in our condensed consolidated financial statements through interest income), such as buy-ups, buy-downs, and risk-based pricing adjustments, and (3) the guaranty fees from the Capital Markets group on single-family loans in our mortgage portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate guaranty fees and the amortization of deferred cash fees related to consolidated trusts as they are now reflected as a component of interest income. However, such accounting continues to be reflected for the segment reporting presentation.

•	Net interest income (expense)—Net interest expense within the Single-Family segment reflects interest expense to reimburse Capital Markets and consolidated trusts for contractual interest not received on mortgage loans, after we stop recognizing interest income in accordance with our nonaccrual accounting policy in our condensed consolidated statements of operations. Net interest income (expense), also includes an allocated cost of capital charge between the three segments that is not included in net interest income in the condensed consolidated statement of operations.

Housing and Community Development

Revenue drivers for HCD did not change under our current method of segment reporting. The primary sources of revenue for our HCD business are (1) guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS, most of which are held within consolidated trusts, (2) guaranty fees on the multifamily mortgage loans held in our mortgage portfolio, (3) transaction fees associated with the multifamily business and (4) bond credit enhancement fees. Investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. In the fourth quarter of 2009, we reduced the carrying value of our LIHTC investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments. While the HCD guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk is similar to that of Single-Family.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Our current segment reporting presentation differs from our condensed consolidated balance sheets and statements of operations in order to reflect the activities and results of the HCD segment. The significant differences from the condensed consolidated statements of operations are as follows:

•	Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to HCD and the guaranty fees from the Capital Markets group on multifamily loans in Fannie Mae’s portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate guaranty fees related to consolidated trusts.

•	Losses from partnership investments—Losses from partnership investments primarily reflect losses on investments in affordable rental and for-sale housing partnerships measured under the equity method of accounting. To reconcile to our condensed consolidated statements of operations, we adjust the losses to reflect the consolidation of certain partnership investments.

Capital Markets Group

Revenue drivers for Capital Markets did not change under our current method of segment reporting. Our Capital Markets group generates most of its revenue from the difference, or spread, between the interest we earn on our mortgage assets and the interest we pay on the debt we issue to fund these assets. We refer to this spread as our net interest yield. Changes in the fair value of the derivative instruments and trading securities we hold impact the net income or loss reported by the Capital Markets group. The net income or loss reported by our Capital Markets group is also affected by the impairment of AFS securities.

Our current segment reporting presentation differs from our condensed consolidated balance sheets and statements of operations in order to reflect the activities and results of the Capital Markets group. The significant differences from the condensed consolidated statements of operations are as follows:

•	Net interest income—Net interest income reflects the interest income on mortgage loans and securities owned by Fannie Mae and interest expense on funding debt issued by Fannie Mae, including accretion and amortization of any cost basis adjustments. To reconcile to our condensed consolidated statements of operations, we adjust for the impact of consolidated trusts and intercompany eliminations as follows:

•	Interest income: Interest income consists of interest on the segment’s interest-earning assets, which differs from interest-earning assets in our condensed consolidated balance sheets. We exclude loans and securities that underlie the consolidated trusts from our Capital Markets group balance sheets. The net interest income reported by the Capital Markets group excludes the interest income earned on assets held by consolidated trusts. As a result, we report interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our portfolio, after we stop recognizing interest income in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income for reimbursement from Single-Family and HCD for the contractual interest due under the terms of our intracompany guaranty arrangement.

•	Interest expense: Interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group income statement is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our condensed consolidated balance sheets. Net interest expense

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

also includes an allocated cost of capital charge between the three business segments that is not included in net interest income in our condensed consolidated statements of operations.

•	Investment gains or losses, net—Investment gains or losses, net reflects the gains and losses on securitizations and sales of available-for-sale securities from our portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate gains and losses on securities that have been consolidated to loans.

•	Fair value losses, net—Fair value losses, net for the Capital Markets group includes derivative gains and losses, foreign exchange gains and losses, and the fair value gains and losses on certain debt securities in our portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate fair value gains or losses on Fannie Mae MBS that have been consolidated to loans.

•	Other expenses, net—Debt extinguishment gains (losses) recorded on the segment statements of operations relate exclusively to our funding debt, which is reported as “Debt of Fannie Mae” on our consolidated balance sheets. To reconcile to our condensed consolidated statements of operations, we include debt extinguishment gains (losses) related to consolidated trusts to arrive at our total recognized debt extinguishment gains (losses).

Segment Allocations and Results

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intercompany guaranty fee income as a charge from the Single-Family and HCD segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group.

With the adoption of the new accounting standards, we have prospectively revised the presentation of our results for these segments to better reflect how we operate and oversee these businesses.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our segment results under our current segment reporting presentation for the three months ended March 31, 2010.

	For the Three Months Ended March 31, 2010
	Business Segments			Other Activity/Reconciling Items
			Capital	Consolidated	Eliminations/	Total
	Single-Family	HCD	Markets	Trusts(1)	Adjustments(2)	Results
	(Dollars in millions)

Net interest income (expense)(3)	$(1,945)	$4	$3,057	$1,239	$434	$2,789
Benefit (provision) for loan losses	(11,945)	6	—	—	—	(11,939)

Net interest income (expense) after provision
for loan losses	(13,890)	10	3,057	1,239	434	(9,150)

Guaranty fee income (expense)(4)	1,768	194	(279)	(1,197)	(432)	54
Investment gains (losses), net	2	—	792	(155)	(473)	166
Net other-than-temporary impairments	—	—	(236)	—	—	(236)
Fair value losses, net	—	—	(1,186)	(35)	(484)	(1,705)
Debt extinguishment losses, net	—	—	(55)	(69)	—	(124)
Losses from partnership investments	—	(58)	—	—	—	(58)
Fee and other income (expense)(5)	47	35	104	(7)	—	179
Administrative expenses	(390)	(99)	(116)	—	—	(605)
Benefit (provision) for guaranty losses	(11)	47	—	—	—	36
Foreclosed property income (expense)	30	(11)	—	—	—	19
Other income (expenses)	(172)	(6)	27	—	(21)	(172)

Income (loss) before federal income taxes	(12,616)	112	2,108	(224)	(976)	(11,596)
Provision (benefit) for federal income taxes	(51)	13	(29)	—	—	(67)

Net income (loss)	(12,565)	99	2,137	(224)	(976)	(11,529)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(1)	(1)

Net income (loss) attributable to Fannie Mae	$(12,565)	$99	$2,137	$(224)	$(977)	$(11,530)

(1)	Column represents activity of consolidated trusts and it also includes the issuances and extinguishment of debt due to sales and purchases of our MBS.

(2)	Column represents adjustments during the period used to reconcile segment results to consolidated results which include the elimination of intersegment transactions occurring between the three operating segments and our consolidated trusts.

(3)	Includes cost of capital charge among our three business segments.

(4)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

(5)	Fee and other income for Single-Family and HCD segments include trust management income.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our segment results under our previous segment reporting presentation for the three months ended March 31, 2009.

	For the Three Months Ended March 31, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense) (1)	$15	$(62)	$3,295	$3,248
Guaranty fee income (expense)(2)	1,966	158	(372)	1,752
Trust management income	11	—	—	11
Investment gains, net	73	—	(5,503)	(5,430)
Fair value losses, net	—	—	(1,460)	(1,460)
Debt extinguishment losses, net	—	—	(79)	(79)
Losses from partnership investments	—	(357)	—	(357)
Fee and other income	85	27	69	181
Administrative expenses	(320)	(91)	(112)	(523)
Provision for credit losses	(19,791)	(543)	—	(20,334)
Other expenses	(742)	(15)	(60)	(817)

Loss before federal income taxes	(18,703)	(883)	(4,222)	(23,808)
Provision (benefit) for federal income taxes	(645)	168	(146)	(623)

Net loss	(18,058)	(1,051)	(4,076)	(23,185)
Less: Net loss attributable to the noncontrolling interests	—	17	—	17

Net loss attributable to Fannie Mae	$(18,058)	$(1,034)	$(4,076)	$(23,168)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio and consolidated loans.

14.	Regulatory Capital Requirements

In 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We continue to submit capital reports to FHFA during the conservatorship and FHFA continues to closely monitor our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of March 31, 2010 and December 31, 2009, we had a minimum capital deficiency of $115.3 billion and $107.6 billion, respectively. Our minimum capital deficiency as of March 31, 2010 was determined based on guidance from FHFA, in which FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, notwithstanding our transition date adoption of the new accounting standards, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the new accounting standards. Additionally, our minimum capital deficiency excludes the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.

Pursuant to the GSE Act, if our total assets are less than our total obligations (a net worth deficit) for a period of 60 days, FHFA is mandated by law to appoint a receiver for Fannie Mae. Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we avoid a net worth deficit, in order to

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

avoid this mandatory trigger of receivership. In order to avoid a net worth deficit, our conservator may request funds on our behalf from Treasury under the senior preferred stock purchase agreement.

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of March 31, 2010 and December 31, 2009, we had a net worth deficit of $8.4 billion and $15.3 billion, respectively.

The following table displays our regulatory capital classification measures as of March 31, 2010 and December 31, 2009.

	As of
	March 31,	December 31,
	2010(1)	2009 (1)
	(Dollars in millions)

Core capital(2)	$(80,898)	$(74,540)
Statutory minimum capital requirement(3)	34,426	33,057

Deficit of core capital over statutory minimum capital requirement	$(115,323)	$(107,597)

Deficit of core capital percentage over statutory minimum capital requirement	(335.0)%	(325.5)%

(1)	Amounts as of March 31, 2010 and December 31, 2009 represent estimates that have been submitted to FHFA. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

15.	Concentration of Credit Risk

Mortgage Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 80% of our single-family guaranty book of business as of March 31, 2010 and December 31, 2009. Our ten largest multifamily mortgage servicers including their affiliates serviced 75% of our multifamily guaranty book of business as of both March 31, 2010 and December 31, 2009.

If one of our principal mortgage servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $103.2 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2010, which represented approximately 4% of our single-family guaranty book of business. Our primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business of $97.3 billion and $5.9 billion, respectively, as of March 31, 2010, compared with $99.6 billion and

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

$6.9 billion, respectively, as of December 31, 2009. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of March 31, 2010 and December 31, 2009.

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

As of March 31, 2010, our allowance for loan losses of $60.6 billion, allowance for accrued interest receivable of $7.6 billion and reserve for guaranty losses of $233 million incorporated an estimated recovery amount of approximately $16.5 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $19.5 billion as of March 31, 2010 and an adjustment of approximately $3.0 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

We had outstanding receivables from mortgage insurers of $3.1 billion in “Other assets” in our condensed consolidated balance sheet as of March 31, 2010 and $2.5 billion as of December 31, 2009, related to amounts claimed on insured, defaulted loans that we have not yet received. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $82 million as of March 31, 2010 and $51 million as of December 31, 2009 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2010 and December 31, 2009. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.5 billion for the three months ended March 31, 2010 and $3.6 billion for the year ended December 31, 2009. During the three months ended March 31, 2010, we negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. As a result, we recognized $562 million as a reduction of “foreclosed property expense” in our condensed consolidated statements of operations, of which $124 million was collected subsequent to March 31, 2010. The cash fees received of $438 million for the three months ended March 31, 2010 and $668 million for the year ended December 31, 2009 are included in our total insurance proceeds amount.

Financial Guarantors.  We were the beneficiary of financial guarantees totaling $9.4 billion and $9.6 billion as of March 31, 2010 and December 31, 2009, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We obtained these guarantees from nine financial guaranty insurance companies. In addition, we are the beneficiary of financial guarantees totaling $36.8 billion and $51.3 billion as of March 31, 2010 and December 31, 2009, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure the collectibility of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth. Nine financial guarantors provided bond insurance coverage to us as of March 31, 2010, of

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

which only one of the financial guarantors had an investment grade rating. We considered the financial strength of our financial guarantors in assessing our securities for other-than-temporary impairment.

Derivatives Counterparties.  For information on credit risk associated with our derivatives transactions refer to “Note 10, Derivative Instruments.”

16.	Fair Value

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis.

Fair Value Measurement

Fair value measurement guidance defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. This guidance applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The guidance establishes a three level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority, Level 3, to measurements based on unobservable inputs and classifies assets and liabilities with limited observable inputs or observable inputs for similar assets or liabilities as Level 2 measurements. For the period ending March 31, 2010, we adopted the new accounting standard that requires enhanced disclosures about fair value measurements.

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of March 31, 2010 and December 31, 2009. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $42.7 billion, or 1% of “Total assets,” and $47.7 billion, or 5% of “Total assets,” in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash equivalents (Treasury bills)	$11,498	$—	$—	$—	$11,498
Trading securities:
Mortgage-related securities:
Fannie Mae	—	4,163	4,076	—	8,239
Freddie Mac	—	6,502	—	—	6,502
Ginnie Mae	—	16	—	—	16
Alt-A private-label securities	—	1,252	153	—	1,405
Subprime private-label securities	—	—	1,683	—	1,683
CMBS	—	10,098	—	—	10,098
Mortgage revenue bonds	—	—	611	—	611
Other	—	—	158	—	158
Non-mortgage-related securities:
Asset-backed securities	—	7,948	43	—	7,991
Corporate debt securities	—	176	—	—	176
U.S. Treasury securities	35,650	—	—	—	35,650

Total trading securities	35,650	30,155	6,724	—	72,529
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	29,798	217	—	30,015
Freddie Mac	—	21,905	30	—	21,935
Ginnie Mae	—	1,164	123	—	1,287
Alt-A private-label securities	—	5,941	8,517	—	14,458
Subprime private-label securities	—	—	10,511	—	10,511
CMBS	—	13,993	—	—	13,993
Mortgage revenue bonds	—	19	12,559	—	12,578
Other	—	17	3,873	—	3,890

Total available-for-sale securities	—	72,837	35,830	—	108,667
Derivative assets:
Risk management derivatives:
Swaps	—	9,122	52	—	9,174
Swaptions	—	5,110	—	—	5,110
Interest rate caps	—	72	—	—	72
Other	—	—	87	—	87
Netting adjustment	—	—	—	(14,259)	(14,259)
Mortgage commitment derivatives	—	244	7	—	251

Total derivative assets	—	14,548	146	(14,259)	435
Guaranty assets and buy-ups	—	—	11	—	11

Total assets at fair value	$47,148	$117,540	$42,711	$(14,259)	$193,140

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt
Of Fannie Mae
Senior fixed	$—	$492	$—	$—	$492
Senior floating	—	2,184	582	—	2,766

Total Fannie Mae	—	2,676	582	—	3,258
Of consolidated trusts	—	239	71	—	310

Total long-term debt	—	2,915	653	—	3,568
Derivative liabilities:
Risk management derivatives:
Swaps	—	20,878	4	—	20,882
Swaptions	—	15	—	—	15
Netting adjustment	—	—	—	(20,051)	(20,051)
Mortgage commitment derivatives	—	109	2	—	111

Total derivative liabilities	—	21,002	6	(20,051)	957
Other liabilities	—	147	—	—	147

Total liabilities at fair value	$—	$24,064	$659	$(20,051)	$4,672

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$69,094	$5,656	$—	$74,750
Freddie Mac	—	15,082	—	—	15,082
Ginnie Mae	—	1	—	—	1
Alt-A	—	791	564	—	1,355
Subprime	—	—	1,780	—	1,780
CMBS	—	9,335	—	—	9,335
Mortgage revenue bonds	—	—	600	—	600
Other	—	—	154	—	154
Non-mortgage-related securities:
Asset-backed securities	—	8,408	107	—	8,515
Corporate debt securities	—	364	—	—	364
U.S. Treasury securities	3	—	—	—	3

Total trading securities	3	103,075	8,861	—	111,939
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	153,823	596	—	154,419
Freddie Mac	—	27,442	27	—	27,469
Ginnie Mae	—	1,230	123	—	1,353
Alt-A	—	5,838	8,312	—	14,150
Subprime	—	—	10,746	—	10,746
CMBS	—	13,193	—	—	13,193
Mortgage revenue bonds	—	26	12,820	—	12,846
Other	—	22	3,530	—	3,552

Total available-for-sale securities	—	201,574	36,154	—	237,728
Derivative assets	—	19,724	150	(18,400)	1,474
Guaranty assets and buy-ups	—	—	2,577	—	2,577

Total assets at fair value	$3	$324,373	$47,742	$(18,400)	$353,718

Liabilities:
Long-term debt	$—	$2,673	$601	$—	$3,274
Derivative liabilities	—	23,815	27	(22,813)	1,029
Other liabilities	—	270	—	—	270

Total liabilities at fair value	$—	$26,758	$628	$(22,813)	$4,573

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations for Level 3 assets and liabilities for the three months ended March 31, 2010 and 2009. When assets and liabilities are transferred between levels, we recognize the transfer at the end of each quarter.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2010
		Total Gains or (Losses)
		(Realized/Unrealized)
									Net Unrealized
					Purchases,				Gains (Losses)
					Sales,				Included in Net Loss
		Impact of		Included in	Issuances,				Related to Assets
	Balance,	New		Other	and	Transfers	Transfers	Balance,	and Liabilities Still
	December 31,	Accounting	Included	Comprehensive	Settlements,	out of	into	March 31,	Held as of
	2009	Standards	in Net Loss	Loss	Net	Level 3(1)	Level 3(1)	2010	March 31, 2010(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$38	$—	$(131)	$(1,490)	$5	$4,076	$43
Alt-A private-label securities	564	62	23	—	(36)	(490)	30	153	—
Subprime private-label securities	1,780	—	(26)	—	(71)	—	—	1,683	(26)
Mortgage revenue bonds	600	—	50	—	(39)	—	—	611	47
Other	154	—	5	—	(1)	—	—	158	5
Non-mortgage-related:
Asset-backed securities	107	—	(1)	—	(36)	(40)	13	43	1

Total trading securities	8,861	60	89	—	(314)	(2,020)	48	6,724	70

Available-for-sale securities:
Mortgage-related:
Fannie Mae	596	(203)	(2)	1	167	(344)	2	217	—
Freddie Mac	27	—	—	—	(3)	—	6	30	—
Ginnie Mae	123	—	—	—	—	—	—	123	—
Alt-A private-label securities	8,312	471	(4)	267	(312)	(1,011)	794	8,517	—
Subprime private-label securities	10,746	(118)	(88)	463	(492)	—	—	10,511	—
Mortgage revenue bonds	12,820	21	(1)	233	(514)	—	—	12,559	—
Other	3,530	366	(5)	110	(128)	—	—	3,873	—

Total available-for-sale securities	36,154	537	(100)	1,074	(1,282)	(1,355)	802	35,830	—

Net derivatives	123	—	35	—	(18)	—	—	140	(2)
Guaranty assets and buy-ups	2,577	(2,568)	—	—	2	—	—	11	1
Long-term debt
Of Fannie Mae
Senior floating	(601)	—	14	—	5	—	—	(582)	15
Of consolidated trust	—	(77)	(1)	—	—	9	(2)	(71)	—

Total long-term debt	$(601)	$(77)	$13	$—	$5	$9	$(2)	$(653)	$15

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2009
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2009	$12,765	$47,837	$310	$1,083	$(2,898)
Realized/unrealized gains (losses) included in net loss	(165)	(3,944)	(5)	40	58
Unrealized gains included in other comprehensive loss	—	3,440	—	28	—
Purchases, sales, issuances, and settlements, net	(658)	(2,057)	3	28	1,449
Transfers in/out of level 3, net(1)	(1,634)	(4,864)	—	—	524

Ending balance as of March 31, 2009	$10,308	$40,412	$308	$1,179	$(867)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of March 31, 2009(2)	$(105)	$—	$(12)	$45	$44

(1)	The transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. The transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

The following tables display realized and unrealized gains and losses recorded in our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, for assets and liabilities transferred into Level 3 and measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2010
	Trading	Available-for-sale	Long-term
	Securities	Securities	Debt
	(Dollars in millions)

Realized and unrealized gains included in net loss	$1	$11	$—
Unrealized losses included in other comprehensive loss	—	(9)	—

Total gains	$1	$2	$—

Amount of Level 3 transfers in	$48	$802	$(2)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2009
	Trading	Available-for-sale	Long-term
	Securities	Securities	Debt
	(Dollars in millions)

Realized and unrealized losses included in net loss	$(8)	$(199)	$—
Unrealized gains included in other comprehensive loss	—	228	—

Total gains (losses)	$(8)	$29	$—

Amount of Level 3 transfers in	$236	$1,727	$—

The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended March 31, 2010
	Interest				Other-than-	Interest
	Income	Guaranty	Investment	Fair Value	Temporary-	Expense
	Investment in	Fee	Gains,	Gains,	Impairments,	Long-Term
	Securities	Income	net	net	net	Debt	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$111	$—	$1	$133	$(212)	$4	$37
Net unrealized gains related to Level 3 assets and liabilities still held as of March 31, 2010	$—	$1	$—	$83	$—	$—	$84

	For the Three Months Ended March 31, 2009
	Interest				Other-than-
	Income	Guaranty	Investment	Fair Value	Temporary-
	Investment	Fee	Gains,	(Losses),	Impairments,
	in Securities	Income	net	net	net	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$335	$(208)	$248	$(109)	$(4,282)	$(4,016)
Net unrealized gains (losses) related to Level 3 assets and liabilities still held as of March 31, 2009	$—	$45	$—	$(73)	$—	$(28)

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques used for assets and liabilities measured at fair value on a recurring basis, as well as the basis for classification of such instruments pursuant to the valuation hierarchy established under fair value measurement guidance.

Cash Equivalents, Trading Securities and Available-for-Sale Securities—These securities are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. Fair value is measured using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets are classified as Level 1. If quoted market prices in active markets for identical assets are not available, we use prices provided by up to four third-party pricing services that are calibrated to the quoted market prices in active markets for similar

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

securities, and thus are generally classified within Level 2 of the valuation hierarchy. In the absence of prices provided by third-party pricing services supported by observable market data, we use internally developed estimates, incorporating market-based assumptions wherever such information is available. The fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such instruments are generally classified as Level 2 of the valuation hierarchy. Where there is limited activity or less transparency around inputs to the valuation, securities are classified as Level 3.

Derivatives Assets and Liabilities (collectively “derivatives”)—Derivatives are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. The valuation process for the majority of our risk management derivatives uses observable market data provided by third-party sources, resulting in Level 2 classification. Interest rate swaps are valued by referencing yield curves derived from observable interest rates and spreads to project and discount swap cash flows to present value. Option-based derivatives use a model that projects the probability of various levels of interest rates by referencing swaption and caplet volatilities provided by market makers/dealers. The projected cash flows of the underlying swaps of these option-based derivatives are discounted to present value using yield curves derived from observable interest rates and spreads. Certain highly complex structured derivatives use only a single external source of price information due to lack of transparency in the market and may be modeled using observable interest rates and volatility levels as well as significant assumptions, resulting in Level 3 classification. Mortgage commitment derivatives use observable market data, quotes and actual transaction price levels adjusted for market movement, and are typically classified as Level 2. Adjustments for market movement based on internal model results that cannot be corroborated by observable market data are classified as Level 3.

Guaranty Assets and Buy-ups—Guaranty assets related to our portfolio securitizations are recorded in our condensed consolidated balance sheets at fair value on a recurring basis and are classified within Level 3 of the valuation hierarchy. Guaranty assets in lender swap transactions are recorded in our condensed consolidated balance sheets at the lower of cost or fair value. These assets, which are measured at fair value on a nonrecurring basis, are classified within Level 3 of the fair value hierarchy.

We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one-month LIBOR plus the option-adjusted spread (“OAS”) for interest-only trust securities. The interest-only OAS is calibrated using prices of a representative sample of interest-only trust securities. We believe the remitted fee income is less liquid than interest-only trust securities and more like an excess servicing strip. We take a further haircut of the present value for liquidity considerations. The haircut is based on market quotes from dealers.

The fair value of the guaranty assets include the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but is recorded separately as a component of “Other assets” in our condensed consolidated balance sheets. While the fair value of the guaranty assets reflect all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the accounting standard on guarantor’s accounting and disclosure requirements for guarantees.

Short-Term Debt and Long-Term Debt (collectively “debt”)—The majority of debt of Fannie Mae is recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

adjustments. We elected the fair value option for certain structured debt instruments, which are recorded in our condensed consolidated balance sheets at fair value on a recurring basis.

We use third-party pricing services that reference observable market data such as interest rates and spreads to measure the fair value of debt, and thus classify those valuations within Level 2 of the valuation hierarchy. When third-party pricing is not available, we use a discounted cash flow approach based on a yield curve derived from market prices observed for Fannie Mae Benchmark Notes and adjusted to reflect fair values at the offer side of the market.

For structured debt instruments that are not valued by third-party pricing services, cash flows are evaluated taking into consideration any structured derivatives through which we have swapped out of the structured features of the notes. The resulting cash flows are discounted to present value using a yield curve derived from market prices observed for Fannie Mae Benchmark Notes and adjusted to reflect fair values at the offer side of the market. Market swaption volatilities are also referenced for the valuation of callable structured debt instruments. Given that the derivatives considered in the valuations of these structured debt instruments are classified as Level 3, the valuations of the structured debt instruments result in a Level 3 classification.

At the transition date, we recognized consolidated trusts’ debt held by third parties at their unpaid principal balance in our condensed consolidated balance sheets. Consolidated MBS debt is traded in the market as MBS assets. Accordingly, we estimate the fair value of our consolidated MBS debt using quoted market prices in active markets for similar liabilities when traded as assets. The valuation methodology and inputs used in estimating the fair value of MBS assets are described under “Cash Equivalents, Trading Securities and Available-for-Sale Securities.” Certain consolidated MBS debt with embedded derivatives is recorded in our condensed consolidated balance sheets at fair value on a recurring basis.

Other Liabilities - Represents dollar roll repurchase transactions that reflect prices for similar securities in the market. They are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. Fair value is based on observable market-based inputs, quoted market prices and actual transaction price levels adjusted for market movement and are typically classified as Level 2. Adjustments for market movement that require internal model results that cannot be corroborated by observable market data are classified as Level 3.

Nonrecurring Changes in Fair Value

The following tables display assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

impairment), and the gains or losses recognized for these assets and liabilities for the three months ended March 31, 2010 and 2009, as a result of fair value measurements.

						For the Three
	Fair Value Measurements					Months Ended
	For the Three Months Ended March 31, 2010					March 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total Gains
	(Level 1)	(Level 2)	(Level 3)	Value		(Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,690	$473	$7,163	(1)(5)	$(69	)(5)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	3,621	3,621	(2)	109
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,089	1,089	(2)	(91)
Acquired property, net:
Single-family	—	—	5,827	5,827	(3)	(332)
Multifamily	—	—	73	73	(3)	(15)
Guaranty assets	—	—	18	18		(3)
Partnership investments	—	—	69	69		(63	)(4)

Total assets at fair value	$—	$6,690	$11,170	$17,860		$(464)

Liabilities:
Master servicing liabilities	$—	$—	$3	$3		$(6)

Total liabilities at fair value	$—	$—	$3	$3		$(6)

						For the Three
	Fair Value Measurements					Months Ended
	For the Three Months Ended March 31, 2009					March 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value		Total Losses
			(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$1,272	$2,067	$3,339	(1)	$(205)
Mortgage loans held for investment, at amortized cost	—	—	528	528	(2)	(55)
Acquired property, net	—	—	6,040	6,040	(3)	(338)
Guaranty assets	—	—	1,669	1,669		(137)
Master servicing assets	—	—	453	453		(139)
Partnership investments	—	—	4,666	4,666		(147	)(4)

Total assets at fair value	$—	$1,272	$15,423	$16,695		$(1,021)

Liabilities:
Master servicing liabilities	$—	$—	$48	$48		$(13)

Total liabilities at fair value	$—	$—	$48	$48		$(13)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Includes $7.1 billion and $722 million of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of March 31, 2010 and 2009, respectively.

(2)	Includes $161 million and $18 million of mortgage loans held for investment that were redesignated to mortgage loans held for sale, liquidated or transferred to foreclosed properties as of March 31, 2010 and 2009, respectively.

(3)	Includes $1.6 billion and $1.9 billion of acquired properties that were sold as of March 31, 2010 and 2009, respectively.

(4)	Represents impairment charges related to LIHTC partnerships and other equity investments in multifamily properties as of March 31, 2010 and 2009, respectively.

(5)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the new accounting standards.

The following is a description of the fair valuation techniques used for assets and liabilities measured at fair value on a nonrecurring basis under the accounting standard for fair value measurements as well as the basis for classification of such instruments pursuant to the valuation hierarchy established under this guidance.

Mortgage Loans Held for Sale—HFS loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. At the transition date, we reclassified the majority of HFS loans to HFI, as the trusts do not have the ability to sell mortgage loans and use of such loans is limited exclusively to the settlement of obligations of the trust. The valuation methodology and inputs used in estimating the fair value of HFS loans are described below under Mortgage Loans Held for Investment and are generally classified as Level 2. To the extent that significant inputs are not observable or determined by extrapolation of observable points, the fair values are classified within Level 3 of the valuation hierarchy.

Mortgage Loans Held for Investment—HFI performing loans and nonperforming loans that are not individually impaired are reported in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. A portion of the nonperforming loans that are impaired are measured at fair value in our condensed consolidated balance sheets on a nonrecurring basis. These loans are classified within Level 3 of the valuation hierarchy because significant inputs are unobservable. At the transition date, we recorded consolidated trusts’ loans as HFI at their unpaid principal balance net of an allowance for loan losses.

Fair value of performing loans represents an estimate of the prices we would receive if we were to securitize those loans and is determined based on comparisons to Fannie Mae MBS with similar characteristics, either on a pool or loan level. We use the observable market values of our Fannie Mae MBS determined from third-party pricing services and other observable market-data as a base value, from which we add or subtract the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangement. Certain loans that do not qualify for Fannie Mae MBS securitization are valued using market based data including for example credit spreads, severities, pre-payment speeds for similar loans or through a model approach incorporating both interest rate and credit risk simulating a loan sale via a synthetic structure.

Fair value of single family nonperforming loans represents an estimate of the prices we would receive if we were to sell those loans in the nonperforming whole-loan market. We calculate the fair value of nonperforming loans based on assumptions about key factors, including loan performance, delinquency transition rates, collateral value, foreclosure timeline, and mortgage insurance repayment. Using these assumptions, along with

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

indicative bids for a representative sample of nonperforming loans, we compute a market calibrated fair value. The bids on sample loans are obtained from multiple active market participants.

Fair value of multifamily nonperforming loans is determined by external third-party valuations when available. If third-party valuations are unavailable, we determine the value of the collateral based on a derived property value estimation method using current net operating income of the property and capitalization rates.

Acquired Property, Net—Acquired Property, Net mainly represents foreclosed property received in full satisfaction of a loan. Acquired property is initially recorded in our condensed consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined by third-party appraisals or independent broker opinions, when available. When third-party appraisals or broker opinions are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties performed at a geographic level. Estimated cost to sell is based upon historical sales cost at a geographic level.

Subsequent to initial measurement, the foreclosed properties that we intend to sell are reported at the lower of the carrying amount or fair value less estimated cost to sell. Foreclosed properties classified as held for use are depreciated and are impaired when circumstances indicate that the carrying amount of the property is no longer recoverable. The fair value of our single family foreclosed properties on an ongoing basis is determined using inputs similar to those used at the point of initial fair value measurement and also includes inputs for sales price of offers accepted and listed price of the foreclosed property, when available. The fair value of our multifamily properties is derived using third-party valuations. When third-party valuations are not available, we estimate the fair value using current net operating income of the property and capitalization rates.

Acquired property is classified within Level 3 of the valuation hierarchy because significant inputs are unobservable.

Master Servicing Assets and Liabilities—Master Servicing Assets and Liabilities are reported at the lower of cost or fair value in our condensed consolidated balance sheets. We measure the fair value of master servicing assets and liabilities based on the present value of expected cash flows of the underlying mortgage assets using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves, adequate compensation, and discount rates commensurate with the risks involved. Changes in anticipated prepayment speeds, in particular, result in fluctuations in the estimated fair values of our master servicing assets and liabilities. If actual prepayment experience differs from the anticipated rates used in our model, this may result in a material change in the fair value. Master servicing assets and liabilities are classified within Level 3 of the valuation hierarchy.

Partnership Investments—Unconsolidated investments in limited partnerships are primarily accounted for under the equity method of accounting. During 2009, we reduced the carrying value of our LIHTC investments to zero. We determined the fair value of our LIHTC investments using internal models that estimated the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates were based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which required significant management judgment, included discount rates and projections related to the amount and timing of tax benefits. We compared our model results to independent third-party valuations to validate the reasonableness of our assumptions and valuation results. We also compared our model results to the limited number of observed market transactions and made adjustments to reflect differences between the risk profile of the observed market transactions and our LIHTC investments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For our other equity method investments, we use a net present value approach to estimate the fair value. The key assumptions used in our approach, which require significant management judgment, include discount rates and projections related to the amount and timing of cash flows. Our equity investments in LIHTC limited partnerships and other equity investments are classified within the Level 3 hierarchy of fair value measurement because they trade in a market with limited observable transactions.

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of March 31, 2010 and December 31, 2009. Our disclosures of the fair value of financial instruments include commitments to purchase multifamily mortgage and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of
	March 31, 2010		December 31, 2009(2)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$75,956	$75,956	$9,882	$9,882
Federal funds sold and securities purchased under agreements to resell or similar arrangements	62,446	62,446	53,684	53,656
Trading securities	72,529	72,529	111,939	111,939
Available-for-sale securities	108,667	108,667	237,728	237,728
Mortgage loans held for sale	980	982	18,462	18,615
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	284,316	270,784	246,509	241,300
Of consolidated trusts	2,644,442	2,639,444	129,590	129,545

Mortgage loans HFI	2,928,758	2,910,228	376,099	370,845
Advances to lenders	4,151	3,872	5,449	5,144
Derivative assets at fair value	435	435	1,474	1,474
Guaranty assets and buy-ups	473	810	9,520	14,624

Total financial assets	$3,254,395	$3,235,925	$824,237	$823,907

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$180	$180	$—	$—
Short-term debt:
Of Fannie Mae	207,822	207,866	200,437	200,493
Of consolidated trusts	6,343	6,342	—	—
Long-term debt:
Of Fannie Mae	576,307	596,835	567,950	587,423
Of consolidated trusts	2,472,192	2,570,954	6,167	6,310
Derivative liabilities at fair value	957	957	1,029	1,029
Guaranty obligations	827	4,324	13,996	138,582

Total financial liabilities	$3,264,628	$3,387,458	$789,579	$933,837

(1)	Includes restricted cash of $45.5 billion and $3.1 billion as of March 31, 2010 and December 31, 2009, respectively.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following are valuation techniques for items not subject to the fair value hierarchy either because they are not measured at fair value other than for the purpose of the above table or are only measured at fair value at inception.

Financial Instruments for which fair value approximates carrying value—We hold certain financial instruments which are not carried at fair value but the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, federal funds and securities sold/purchased under agreements to repurchase / resell (exclusive of dollar roll repurchase transactions) and the majority of advances to lenders.

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

Fair Value Option

The following are the primary financial instruments for which we made fair value elections and the basis for those elections. Interest expense for these instruments is recorded in “Long-term debt interest expense” in our condensed consolidated statements of operations.

Long-term debt-Of Fannie Mae

We elected the fair value option for all long-term structured debt instruments that are issued in response to specific investor demand and have interest rates that are based on a calculated index or formula and are economically hedged with derivatives at the time of issuance. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from the accounting asymmetry created by the recording these structured debt instruments at cost while recording the related derivatives at fair value.

As of both March 31, 2010, and December 31, 2009, these instruments had an aggregate fair value of $3.3 billion and an unpaid principal balance of $3.2 billion recorded in “Long-term debt,” in our condensed consolidated balance sheets.

Fair value gains of $11 million for these debt instruments includes gains of $3 million attributable to changes in instrument-specific credit risk and gains of $8 million attributable to other changes in fair value for the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

three months ended March 31, 2010. Fair value gains of $24 million for these debt instruments includes gains of $27 million attributable to changes in instrument-specific credit risk and losses of $3 million attributable to other changes in fair value for the three months ended March 31, 2009. These amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations.

Long-term debt-Of consolidated trusts

During the three months ended March 31, 2010, we elected the fair value option for certain consolidated debt instruments recorded in our condensed consolidated balance sheets as a result of consolidating VIEs. These instruments contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the debt instrument.

As of March 31, 2010, these instruments had an aggregate fair value and unpaid principal balance of $95 million and $86 million, respectively, recorded in “Long-term debt—Of consolidated trusts,” in our condensed consolidated balance sheet. We also had interest-only debt instruments with no unpaid principal balance and fair value of $215 million as of March 31, 2010. We recorded fair value losses of $35 million for these instruments, none of which was attributable to changes in instrument-specific credit risk for the three months ended March 31, 2010.

17.	Commitments and Contingencies

We are party to various types of legal actions and proceedings, including actions brought on behalf of various classes of claimants. We also are subject to regulatory examinations, inquiries and investigations and other information gathering requests. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. The following describes our material legal proceedings, investigations and other matters.

In view of the inherent difficulty of predicting the outcome of these proceedings, we cannot determine the ultimate resolution of the matters described below. We establish reserves for litigation and regulatory matters when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal matters may be substantially higher or lower than the amounts reserved for those matters. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recorded a loss reserve. If certain of these matters are determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition, including our net worth. Based on our current knowledge with respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have recorded a loss reserve.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

2004 Class Action Lawsuits

Fannie Mae is a defendant in two consolidated class action suits filed in 2004 and currently pending in the U.S. District Court for the District of Columbia—In re Fannie Mae Securities Litigation and In re Fannie Mae ERISA Litigation. Both cases rely on factual allegations that Fannie Mae’s accounting statements were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Based largely on the overlapping factual allegations, the Judicial Panel on Multidistrict Litigation ordered that the cases be coordinated for pretrial proceedings on May 17, 2005. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in both of these cases.

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

On April 16, 2007, KPMG LLP, our former outside auditor, filed cross-claims against us in this action for breach of contract, fraudulent misrepresentation, fraudulent inducement, negligent misrepresentation and contribution. KPMG amended these cross-claims on February 25, 2008. On April 28, 2010, Fannie Mae and KPMG agreed to settle these cross-claims, and claims brought by Fannie Mae against KPMG in a separate action alleging negligence and breach of contract related to certain audit and other services provided by KPMG, in exchange for KPMG’s providing cash, discounted services, and contingent payments to Fannie Mae.

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

On December 18, 2009, the parties reached an agreement in principle to settle the suit. The amount of the settlement is not material. On April 30, 2010, the parties filed a stipulation of settlement with the court, which must approve the settlement.

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

An individual plaintiff, Daniel Kramer, is seeking to have his Securities Act case heard in state court. Although the Court denied his motion to remand his case to state court, Kramer moved for the court to certify its ruling to the court of appeals for review. Kramer’s motion is fully briefed and remains pending.

In re 2008 Fannie Mae ERISA Litigation

In a consolidated complaint filed on September 11, 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s ESOP, breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs and injunctive and other equitable relief. On November 2, 2009, defendants filed motions to dismiss these claims, which are now fully briefed and remain pending.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Smith v. Fannie Mae, et al.

On February 25, 2010, plaintiff Edward Smith filed an individual complaint against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Southern District of California. Plaintiff alleges violation of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of § 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims in connection with Fannie Mae’s December 2007 $7 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. On March 12, 2010, the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the case to the Southern District of New York for coordination with the 2008 class action lawsuits pending there. That order became effective on March 26, 2010. The Smith case is currently coordinated with In re Fannie Mae 2008 Securities Litigation.

Investigation by the Securities and Exchange Commission

On September 26, 2008, we received notice of an ongoing investigation into Fannie Mae by the SEC regarding certain accounting and disclosure matters. On January 8, 2009, the SEC issued a formal order of investigation. We are cooperating with this investigation.

Investigation by the Department of Justice

On September 26, 2008, we received notice of an ongoing federal investigation by the U.S. Attorney for the Southern District of New York into certain accounting, disclosure and corporate governance matters. In connection with that investigation, Fannie Mae received a Grand Jury subpoena for documents. That subpoena was subsequently withdrawn. However, we were informed that the Department of Justice was continuing an investigation and on March 15, 2010, we received another Grand Jury subpoena for documents. We are cooperating with this investigation.

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. The plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied. Plaintiffs filed an amended complaint on December 16, 2005. On July 13, 2009, the Court denied plaintiffs’ motion for class certification. Plaintiffs have appealed the Court’s denial to the U.S. Court of Appeals for the Fifth Circuit. That appeal is fully briefed and remains pending.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information about market risk is set forth in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.”

Item 4.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2010, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2010 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of March 31, 2010 or as of the date of filing this report for two reasons:

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

As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2010 or as of the date of this filing, and we continue to have two material weaknesses in our internal control over financial reporting. These material weaknesses are described in more detail below under “Description of Material Weaknesses.”

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

Management has determined that we continued to have the following material weaknesses as of March 31, 2010 and as of the date of filing this report:

•	Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the Federal Housing Finance Regulatory Reform Act of 2008 (“2008 Reform Act”), FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because of the nature of the conservatorship under the 2008 Reform Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures. As both our regulator and our conservator under the 2008 Reform Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2010 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

•	Change Management for Applications and Models used in Accounting for Our Provision for Credit Losses and for Other-than-temporary Impairment on Our Private-label Mortgage-related Securities. We did not maintain effective internal control over financial reporting with respect to our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities. Specifically, requirements definition, and systems and user-acceptance testing were not adequate to prevent or identify errors that affected (a) the identification of loan populations and (b) the estimation of cash flows. As a result, incorrect data and assumptions were discovered during the preparation of our financial statements for the year ended December 31, 2009 for our provision for credit losses and for other-than-temporary impairment on our private-label mortgage-related securities. Although management reviewed and corrected the applications, models, and our accounting for the affected areas, we have not remediated the design of the controls over change management that constitute this material weakness as of March 31, 2010.

Changes in Internal Control over Financial Reporting

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since December 31, 2009 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Implementation of New Accounting Standards

Effective January 1, 2010, we adopted two new accounting standards that amend the accounting for transfers of financial assets and the consolidation model for variable interest entities. These accounting standards have had a major impact on the presentation of our consolidated financial statements. They require that we consolidate the substantial majority of our MBS trusts and record the underlying assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities in our consolidated balance sheet.

Our implementation of these new accounting standards required us to make major operational and system changes to enable the reporting of these previously unconsolidated assets and liabilities in our consolidated balance sheet. As a result, we have made material changes in our internal control over financial reporting.

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

The associated control activities have been integrated into management’s ongoing program to evaluate and monitor internal control over financial reporting.

Remediation Activities Relating to Material Weakness

As we reported in our 2009 Form 10-K, during the first quarter of 2010, management identified a material weakness in our internal control over financial reporting as of December 31, 2009 with respect to our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities. This material weakness is described above under “Description of Material Weaknesses.”

Although we have not yet remediated this material weakness, we began implementing additional business and technology controls during the first quarter of 2010 over the change management process we apply to these applications and models. During the first quarter of 2010, we re-designed the change management processes we apply to these applications and models. We are now in the process of implementing these newly re-designed processes, and intend to complete this implementation and the remediation of this material weakness by December 31, 2010. Below we describe mitigating actions we have taken relating to this material weakness.

Mitigating Actions Relating to Material Weaknesses

Disclosure Controls and Procedures

As described above under “Description of Material Weaknesses,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2010 (“First Quarter 2010 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2010 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the First Quarter 2010 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2010 Form 10-Q and had no objection to our filing the First Quarter 2010 Form 10-Q.

•	The Acting Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting on a weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

Change Management for Applications and Models used in Accounting for Our Provision for Credit Losses and for Other-than-temporary Impairment on Our Private-label Mortgage-related Securities

As described above under “Description of Material Weaknesses,” we have a material weakness in our internal control over financial reporting with respect to our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities. As a result, incorrect data and assumptions were used in our accounting for our provision for credit losses and for other-than-temporary impairment on our private-label mortgage-related securities in the preparation of our financial statements for the year ended December 31, 2009.

Management identified these weaknesses in the course of preparing our financial statements for the year ended December 31, 2009. As soon as the weaknesses were identified, management reviewed and corrected the applications, the models and our accounting for the affected areas. Because of the additional procedures management has conducted to date, even though we have not yet remediated the design of the controls over change management that constitute this material weakness, we have recorded the appropriate provision for credit losses and the appropriate amount of other-than-temporary impairment on our private-label mortgage-related securities in our financial statements for the quarter ended March 31, 2010 that are included in this report. We are currently taking steps to remediate this material weakness and we intend to complete remediation by December 31, 2010.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth in “Legal Proceedings” in our 2009 Form 10-K. We provide information regarding additional material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference in this item or in our 2009 Form 10-K. We have recorded a reserve for legal claims related to those matters for which we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

Shareholder Derivative Litigation

On March 18, 2010, FHFA, as our conservator, filed a motion to dismiss plaintiffs Kellmer and Agnes’ appeal of the district court’s substitution order for lack of subject matter jurisdiction. In light of FHFA’s filing, the D.C. Circuit suspended merits briefing pending further order of the Court.

Item 1A.	Risk Factors

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in our 2009 Form 10-K in “Risk Factors.” This section supplements and updates that discussion and, for a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in the 2009 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition, liquidity or net worth, or our investors or cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements in this report.

The future of our company following termination of the conservatorship and the timing of the conservatorship’s end are uncertain.

We do not know when or how the conservatorship will be terminated or what changes to our business structure will be made during or following the termination of the conservatorship. We do not know whether we will continue to exist in the same or a similar form after conservatorship is terminated or whether the conservatorship will end in receivership or in some other manner. Since June 2009, Congressional committees and subcommittees have held hearings to discuss the present condition and future status of Fannie Mae and

Freddie Mac and at least one legislative proposal addressing the future status of the GSEs has been offered. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. On April 14, 2010, the Obama Administration released seven broad questions for public comment on the future of the housing finance system, including Fannie Mae and Freddie Mac, and announced that it would hold a series of public forums across the country on housing finance reform. Treasury Secretary Geithner testified in March 2010 that the administration expects to present its proposals for reform to Congress “next year.” Accordingly, there continues to be uncertainty regarding the future of Fannie Mae, including whether we will continue to exist in our current form after conservatorship is terminated. The options for reform of the GSEs include options that would result in a substantial change to our business structure or in Fannie Mae’s liquidation or dissolution.

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

Conditions in the housing and financial markets worsened dramatically during 2008 and remained stressed in 2009 and into 2010, contributing to a deterioration in the credit performance of our book of business, negatively impacting the serious delinquency rates, default rates and average loan loss severity on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as increasing our inventory of foreclosed properties. Increases in delinquencies, default rates and loss severity cause us to experience higher credit-related expenses. The credit performance of our book of business has also been negatively affected by the extent and duration of the decline in home prices and high unemployment. These deteriorating credit performance trends have been notable in certain of our higher risk loan categories, states and vintages. In addition, home price declines, adverse market conditions, and continuing high levels of unemployment have also increasingly affected the credit performance of our broader book of business. Further, as social acceptability of defaulting on a mortgage increases, more borrowers may default on their mortgages because they owe more than their houses are worth. We present detailed information about the risk characteristics of our conventional single-family guaranty book of business in “MD&A—Risk Management—Single-Family Mortgage Credit Risk Management” and we present detailed information on our first quarter credit-related expenses, credit losses and results of operations in “MD&A—Consolidated Results of Operations.”

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

In accordance with GAAP, our combined loss reserves, as reflected in our consolidated balance sheets, do not reflect our estimate of the future credit losses inherent in our existing guaranty book of business. Rather, they reflect only the probable losses that we believe we have already incurred as of the balance sheet date. Accordingly, although we believe that our credit losses will increase in the future due to the weak housing and mortgage markets, and possibly also, in the near term, due to the costs of our activities under various programs designed to keep borrowers in their homes, high unemployment and other negative trends, we are not permitted under GAAP to reflect these future trends in our loss reserve calculations. Because of these negative trends, there is significant uncertainty regarding the full extent of our future credit losses but they likely will exceed, perhaps substantially, our current combined loss reserves. The credit losses we experience in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

Our liquidity contingency planning may not provide sufficient liquidity to operate our business and meet our obligations if we cannot access the unsecured debt markets.

We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations for 365 days without relying on the issuance of unsecured debt. We believe, however, that market conditions over the last two years have had an adverse impact on our ability to effectively plan for a liquidity crisis. During periods of adverse market conditions, our ability to repay maturing indebtedness and fund our operations could be significantly impaired. Our liquidity contingency planning during 2010 relies on our ability to pledge mortgage assets as collateral for secured borrowings and sell other assets. Our ability to pledge or sell mortgage assets may be impaired, or the assets may be reduced in value if other market participants are seeking to pledge or sell similar assets at the same time. We may be unable to find sufficient alternative sources of liquidity in the event our access to the unsecured debt markets is impaired. See “MD&A—Liquidity and Capital Management—Liquidity Management—Liquidity Contingency Planning” for a discussion of our contingency plans if we become unable to issue unsecured debt.

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

A number of our mortgage insurers publicly disclosed that they might exceed the state-imposed risk-to-capital limits under which they operate and they might not have access to sufficient capital to continue to write new business in accordance with state regulatory requirements. In addition, a number of our mortgage insurers have received waivers from their regulators regarding state-imposed risk-to-capital limits. However, we cannot be certain that a regulator will grant such relief for a regulated entity. Some mortgage insurers have been exploring corporate restructurings, intended to provide relief from risk-to-capital limits in certain states. A restructuring plan that would involve contributing capital to a subsidiary would result in less liquidity available to its parent company to pay claims on its existing book of business, and an increased risk that its parent company will not pay its claims in full in the future.

In addition, many mortgage insurers have pursued and continue to explore capital raising options and, in April 2010, two of our mortgage insurer counterparties raised capital. If mortgage insurers are not able to raise capital and then exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure a waiver from their state regulator. This would increase the risk that they will fail to pay our claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens and our internal credit rating for the insurer is further downgraded, it could result in a significant increase in our loss reserves and a significant increase in the fair value of our guaranty obligations.

Many mortgage insurers have stopped insuring new mortgage loans with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. As our charter generally requires us to obtain credit enhancement on conventional single-family mortgage loans with loan-to-value ratios over 80% at the time of purchase, an inability to find suitable credit enhancement may inhibit our ability to pursue new business opportunities, meet our housing goals and otherwise support the housing and mortgage markets. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance loans that we do not own or guarantee into more affordable loans. In addition, access to fewer mortgage insurer counterparties will increase our concentration risk with the remaining mortgage insurers in the industry.

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

We are implementing our operational risk management framework, which consists of a set of integrated processes, tools, and strategies designed to support the identification, assessment, mitigation and control, and reporting and monitoring of operational risk. We also have made a number of changes in our structure, business focus and operations, as well as changes to our risk management processes, to keep pace with changing external conditions. These changes, in turn, have necessitated modifications to or development of new business models, processes, systems, policies, standards and controls. While we believe that the steps we have taken and are taking to enhance our technology and operational controls and organizational structure will help identify, assess, mitigate, control, and monitor operational risk, our implementation of our operational risk management framework may not be effective to manage or prevent these risks and may create additional operational risk as we execute these enhancements.

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

As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by FHFA, and regulation by other federal agencies, including Treasury, HUD and the SEC. We are also subject to many laws and regulations that affect our business, including those regarding taxation and privacy. As a company under conservatorship, our primary regulator has management authority over us in its role as our conservator. In its capacity as conservator, FHFA announced on February 2, 2010, that, while in conservatorship, Fannie Mae would not be permitted to engage in new products, but would be limited to continuing our existing business activities and taking actions necessary to advance the goals of the conservatorship.

The Charter Act defines our permissible business activities. For example, we may not purchase single-family loans in excess of the conforming loan limits. In addition, under the Charter Act, our business is limited to the U.S. housing finance sector. As a result of these limitations on our ability to diversify our operations, our financial condition and earnings depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. The deteriorating conditions in the U.S. housing market over the past approximately three years has therefore had a significant adverse effect on our results of operations, financial condition and net worth, which is likely to continue.

We could be required to pay substantial judgments, settlements or other penalties as a result of pending government investigations and civil litigation.

We are subject to investigations by the Department of Justice and the SEC, and are a party to a number of lawsuits. We are unable at this time to estimate our potential liability in these matters, but may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with these investigations and lawsuits, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In addition, responding to requests for information in these investigations and lawsuits may divert significant internal resources away from managing our business. More information regarding these investigations and lawsuits is included in “Legal Proceedings” and “Note 17, Commitments and Contingencies.”

If our common stock trades below one dollar per share, or our conservator determines that our securities should not continue to be listed on a national securities exchange, our common and preferred stock could be delisted from the NYSE, which likely would result in a significant decline in trading volume and liquidity, and possibly a decline in price, of our securities.

The average closing price of our common stock for the 30 consecutive trading days ended May 6, 2010 was $1.16 per share. Under NYSE rules, we would not meet the NYSE’s standards for continued listing of our common stock if the average closing price of our common stock were less than one dollar per share during a consecutive 30 trading-day period. If we receive notice from the NYSE that we have failed to satisfy this requirement, and the average price of our common stock does not subsequently rise above one dollar for a period of 30 consecutive trading days within a specified period, the NYSE rules provide that the NYSE will initiate suspension and delisting procedures unless we present a plan to the NYSE to cure this deficiency.

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

Recent Sales of Unregistered Securities

Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury.

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”). During the quarter ended March 31, 2010, 80,008 restricted stock units vested, as a result of which 49,766 shares of common stock were issued, and 30,242 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to September 7, 2008. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae. We did not issue any shares of common stock during the quarter ended March 31, 2010 upon the payout of previously deferred shares.

During the quarter ended March 31, 2010, 1,751,616 shares of common stock were issued upon conversion of 1,136,826 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act (together, the “GSE Act”), our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, our securities offerings are exempt from SEC registration requirements and we do not file registration statements or prospectuses with the SEC under the Securities Act with respect to our securities offerings.

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

Disclosure about our obligations pursuant to some of the MBS we issue, some of which may be off-balance sheet obligations, can be found at www.fanniemae.com/mbsdisclosure. From this address, investors can access information and documents about our MBS, including prospectuses and related prospectus supplements.

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this report.

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the first quarter of 2010.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased(1)	per Share	Program(2)	the Program(3)
		(Shares in thousands)

2010
January 1-31	395	$0.99	—	43,173
February 1-28	34	1.02	—	42,532
March 1-31	1	1.04	—	42,494

Total	430

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $427,026 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 1,136,826 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of those shares into 1,751,616 shares of common stock.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. Since August 2004, no shares have been repurchased pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. Under the terms of the senior preferred stock purchase agreement, we are prohibited from purchasing Fannie Mae common stock without the prior written consent of Treasury. As a result of this prohibition, we do not intend to make further purchases under the General Repurchase Authority at this time.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Please see “Note 13, Stock-Based Compensation” of our 2009 Form 10-K for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Date: May 10, 2010

By:	/s/ David M. Johnson
David M. Johnson
Executive Vice President and
Chief Financial Officer

Date: May 10, 2010

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

E-1

Item		Description

4.20		Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21		Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
4.22		Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1		Impact of New Accounting Standards on Fannie Mae’s 2010 First Quarter Form 10-Q: Overview and FAQ
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Taxonomy Extension Schema*
101	.CAL	XBRL Taxonomy Extension Calculation*
101	.LAB	XBRL Taxonomy Extension Labels*
101	.PRE	XBRL Taxonomy Extension Presentation*
101	.DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

E-2

FR002