Form 10-Q
period 2010-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2010-08-05
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of June 30, 2010, there were 1,117,616,288 shares of common stock of the registrant outstanding.

i

PART II—OTHER INFORMATION		207
Item 1.	Legal Proceedings	207
Item 1A.	Risk Factors	207
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	211
Item 3.	Defaults Upon Senior Securities	213
Item 4.	[Removed and Reserved]	213
Item 5.	Other Information	213
Item 6.	Exhibits	213
Ex-10.1
Ex-10.2
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2
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

EXECUTIVE SUMMARY

Our Mission, Objectives and Strategy

Our public mission is to support liquidity and stability in the secondary mortgage market and increase the supply of affordable housing. We are concentrating our efforts on two of our objectives: supporting liquidity, stability and affordability in the mortgage market and minimizing our credit losses from delinquent loans. Below we discuss our contributions to the liquidity of the mortgage market, the performance of the single-family loans we have acquired since January 2009, our future single-family credit losses, and our strategies and actions to reduce credit losses on our single-family loans. Please see “Business—Executive Summary—Our Business Objectives and Strategy” in our 2009 Form 10-K for more information on our business objectives, which have been approved by FHFA.

Providing Mortgage Market Liquidity

We support liquidity and stability in the secondary mortgage market, serving as a stable source of funds for purchases of homes and multifamily housing and for refinancing existing mortgages. We provide this financing through the activities of our three complementary businesses: Single-Family Credit Guaranty (“Single-Family”), Housing and Community Development (“HCD”) and Capital Markets. Our Single-Family and HCD businesses work with our lender customers to purchase and securitize mortgage loans they deliver to us into Fannie Mae MBS. Our Capital Markets group manages our investment activity in mortgage-related assets, funding investments primarily through proceeds we receive from the issuance of debt securities in the domestic and international capital markets. The Capital Markets group is increasingly focused on making short-term use of our balance sheet rather than on long-term buy and hold strategies and, in this role, the group works with lender customers to provide funds to the mortgage market through short-term financing, investing and other activities. These include whole loan conduit activities, early funding activities, dollar roll transactions, and Real Estate Mortgage Investment Conduit (“REMIC”) and other structured securitization activities, which we describe in more detail in our 2009 Form 10-K in “Business—Business Segments—Capital Markets Group.”

During the first half of 2010, we purchased or guaranteed approximately $423 billion in loans, measured by unpaid principal balance, which includes approximately $170 billion in delinquent loans we purchased from our single-family MBS trusts. Our purchases and guarantees financed approximately 1,026,000 conventional single-family loans, excluding delinquent loans purchased from our MBS trusts, and approximately 115,000 multifamily units. From January 2009 through the first half of 2010, we purchased or guaranteed an estimated $1.2 trillion in loans, measured by unpaid principal balance, which includes approximately $205 billion in delinquent loans we purchased from our single-family MBS trusts, financing approximately 4,151,000 conventional single-family loans and approximately 487,000 multifamily units.

We remained the largest single issuer of mortgage-related securities in the secondary market during the second quarter of 2010, with an estimated market share of new single-family mortgage-related securities of 39.1%, compared with 40.7% in the first quarter of 2010. If the Federal Housing Administration (“FHA”) continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher loan-to-value (“LTV”) ratios, our market share could be adversely impacted if the market shifts away from refinance activity, which is likely to occur when interest rates rise. In the multifamily market, we remain a constant source of liquidity and have been successful with our goal of expanding our multifamily MBS business and broadening our multifamily investor base.

The Performance of Single-Family Loans Acquired Beginning in 2009 and Our Expectations Regarding Future Credit Losses

In this section we discuss our expectations regarding the performance of the single-family loans we have purchased or guaranteed since the beginning of 2009, shortly after entering into conservatorship in late 2008, and our single-family credit losses. We refer to loans we have purchased or guaranteed as loans that we have “acquired.”

•	Since the beginning of 2009, we have acquired single-family loans that have a strong overall credit profile and are performing well. We expect these loans will be profitable, by which we mean they will generate more fee income than credit losses and administrative costs, as we discuss in “Expected profitability of our single-family acquisitions,” below. For further information, see “Table 2: Serious Delinquency Rates by Year of Acquisition” and “Table 3: Credit Profile of Conventional Single-Family Loans Acquired.”

•	Almost all of our realized credit losses in 2009 and 2010 on single-family loans are attributable to single-family loans that we purchased or guaranteed from 2005 through 2008. While these loans will give rise to additional credit losses that we have not yet realized, we estimate that we have reserved for the substantial majority of these losses.

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations

In this discussion, we present a number of estimates and expectations regarding the profitability of our loans, our future single-family credit losses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including assumptions about future home prices and the future performance of our loans. Our future estimates of these amounts, as well as the actual amounts, may differ materially from our current estimates as a result of home price changes, changes in interest rates, unemployment, government policy matters, changes in generally accepted accounting principles (“GAAP”), credit availability, social behaviors, other macro-economic variables, the volume of loans we modify, the effectiveness of our loss mitigation strategies, management of our real estate owned (“REO”) inventory and pursuit of contractual remedies, changes in the fair value of our assets and liabilities, impairments of our assets, or many other factors. Changes in our underlying assumptions and actual outcomes, which could be affected by the economic environment, government policy, and many other factors, including those discussed in “Risk Factors” and elsewhere in this report, could result in actual results being materially different from our expectations and estimates.

Expected Profitability of Our Single-Family Acquisitions

While it is too early to know how loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile, low levels of payment delinquencies shortly after their acquisition, and low serious delinquency rate, we expect that, over their lifecycle, these loans will be profitable. Table 1 provides information about whether we expect loans we acquired in years 1991 through 2010 to be profitable. The expectations reflected in Table 1 are based on the credit risk profile of the loans we have acquired, which we discuss in more detail in “Table 3: Credit Profile of Conventional Single-Family Loans Acquired” and in “Table 37: Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business.” These expectations are also based on numerous other assumptions, including our expectations regarding home price declines set forth below in “Outlook.” As shown in Table 1, we expect loans we have acquired in 2009 and 2010 to be profitable. If home prices were to decline significantly, these loans could become unprofitable. We believe that these loans would become unprofitable if home prices declined more than 20% from their June 2010 levels over the next five years based on our home price index, which would be an approximately 34% decline from their peak in the third quarter of 2006.

Table 1:	Expected Lifetime Profitability of Single-Family Loans Acquired in 1991 through the First Half of 2010

As Table 1 shows, the key years in which we acquired loans that we expect will be unprofitable are 2005 through 2008. Loans we acquired in 2004 were originated under more conservative acquisition policies than loans we acquired from 2005 through 2008; however, we expect them to perform close to break-even because those loans were made as home prices were rapidly increasing and therefore suffered from the subsequent decline in home prices.

Loans we have acquired since the beginning of 2009 comprised over 30% of our single-family guaranty book of business as of June 30, 2010, and we expect that these loans will generally remain in our guaranty book of business for a relatively extended period of time due to their historically low interest rates. The loans we acquired in the first half of 2010, like those we acquired in 2009, have a weighted average interest rate at origination of 4.9%. Our 2005 to 2008 acquisitions are becoming a smaller percentage of our guaranty book of business, having decreased from 63% of our guaranty book of business as of December 31, 2008 to 45% as of June 30, 2010.

Performance of Our Single-Family Acquisitions

In our experience, an early predictor of the ultimate performance of loans is the rate at which the loans become seriously delinquent within a short period of time after acquisition. Loans we acquired in 2009 have experienced historically low levels of delinquencies shortly after their acquisition. Table 2 shows, for loans we acquired in each year since 2001, the percentage that was seriously delinquent (three or more months past due or in the foreclosure process) as of the end of the second quarter following the acquisition year. As Table 2 shows, the percentage of our 2009 acquisitions that was seriously delinquent as of the end of the second quarter following their acquisition year was more than eight times lower than the average comparable serious delinquency rate for loans acquired in 2005 through 2008. Table 2 also shows serious delinquency rates for each year’s acquisitions as of June 30, 2010. Except for the most recent acquisition years, whose serious delinquency rates are likely lower than they will be after the loans have aged, Table 2 shows that the June 30, 2010 serious delinquency rate generally tracks the trend of the serious delinquency rate as of the end of the second quarter following the year of acquisition. Below the table we provide information about the economic environment in which the loans were acquired, specifically home price appreciation and unemployment levels.

Table 2:  Serious Delinquency Rates by Year of Acquisition

*	For 2009, the serious delinquency rate as of June 30, 2010 is the same as the serious delinquency rate as of the end of the second quarter following the acquisition year.

(1)	Based on Fannie Mae’s House Price Index (“HPI”), which measures average price changes based on repeat sales on the same properties. For the second quarter of 2010, the data show an initial estimate based on purchase transactions in Fannie-Freddie acquisition and public deed data available through the end of June 2010, supplemented by preliminary data that became available in July 2010. Including subsequently available data may lead to materially different results.

Credit Profile of Our Single-Family Acquisitions

Single-family loans we purchased or guaranteed from 2005 through 2008 were acquired during a period when home prices were rising rapidly, peaked, and then started to decline sharply, and underwriting and eligibility standards were more relaxed than they are now. These loans were characterized, on average and as discussed below, by higher LTV ratios and lower FICO credit scores than loans we have acquired since January 1, 2009, as well as by other higher-risk loan attributes such as low or no documentation and interest-only payment features. As a result of the sharp declines in home prices, 24% of the loans that we acquired from 2005 through 2008 had mark-to-market LTV ratios that were greater than 100% as of June 30, 2010, which means the principal balance of the borrower’s primary mortgage exceeded the current market value of the borrower’s home. This percentage is higher when second lien loans secured by the same properties that secure our loans are considered. This sharp decline in home prices and the severe economic recession that began in December 2007 significantly and adversely impacted the performance of loans we acquired from 2005 through 2008. We are taking a number of actions to reduce our credit losses, and we describe these actions and our strategy below in “Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business.”

In 2009, we began to see the effect of actions we took, beginning in 2008, to significantly tighten our underwriting and eligibility standards and change our pricing to promote and provide prudent sustainable homeownership options and stability in the housing market. As a result of these changes and other market conditions, we reduced our acquisitions of loans with higher-risk loan attributes. The loans we have purchased or guaranteed since January 1, 2009 have had a better credit risk profile overall than loans we acquired in 2005 through 2008, and their early performance has been strong. Our experience has been that loans with stronger credit risk profiles perform better than other loans. For example, we believe a strong predictor of loan performance is LTV ratio, which indicates the amount of equity a borrower has in the underlying property. As Table 3 demonstrates, the loans we have acquired since January 1, 2009 have a strong credit risk profile, with lower original LTV ratios, higher FICO credit scores, and a product mix with a greater percentage of fully amortizing fixed-rate mortgage loans than loans we acquired from 2005 through 2008.

Table 3:  Credit Profile of Conventional Single-Family Loans Acquired(1)

	Acquisitions from
	2009 through the First	Acquisitions from
	Half of 2010	2005 through 2008

Weighted average loan-to-value ratio at origination	67%	73%
Weighted average FICO credit score at origination	760	722
Fully amortizing, fixed-rate loans	96%	86%
Alt-A loans	*	14%
Subprime	—%	*
Interest-only	1%	12%
Original loan-to-value ratio > 90	5%	11%
FICO credit score < 620	*	5%

*	Represent less than 0.5% of the total acquisitions.

(1)	Loans that meet more than one category are included in each applicable category.

Improvements in the credit risk profile of our 2009 and 2010 acquisitions over prior years reflect changes that we made to our pricing and eligibility standards, as well as changes mortgage insurers made to their eligibility standards. In addition, FHA’s role as the lower-cost option for some consumers for loans with higher LTV ratios has also reduced our acquisitions of this type of loan. The credit risk profile of our 2009 and 2010 acquisitions has been influenced further by a significant percentage of refinanced loans, which generally perform well as they demonstrate a borrower’s desire to maintain homeownership. In the first half of 2010 our acquisitions of refinanced loans included a significant number of loans under the Home Affordable Refinance Program (“HARP”), which involves refinancing existing performing Fannie Mae loans with current LTV ratios between 80% and 125% and possibly lower FICO credit scores into loans that reduce the borrowers’ monthly payments or are otherwise more sustainable, such as fixed-rate loans. If the volume of HARP loans continues at the current pace, the LTV ratios at origination for our 2010 acquisitions will be higher than for our 2009 acquisitions. However, the overall credit profile of our 2010 acquisitions is expected to remain significantly stronger than the credit profile of our 2005 through 2008 acquisitions. Whether the loans we acquire in the future exhibit an overall credit profile similar to our acquisitions since January 1, 2009 will also depend on a number of factors, including our future eligibility standards and those of mortgage insurers, the percentage of loan originations representing refinancings, our future objectives and market conditions.

The changes we made to our pricing and eligibility standards and underwriting beginning in 2008 were intended to more accurately reflect the risk in the housing market and to significantly reduce our acquisitions of loans with higher-risk attributes. These changes included the following:

•	Established a minimum FICO credit score and reduced maximum debt-to-income ratio for most loans;

•	Limited or eliminated certain loan products with higher-risk characteristics, including discontinuing the acquisition of newly originated Alt-A loans (we may continue to selectively acquire seasoned Alt-A loans that meet acceptable eligibility and underwriting criteria; however, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods);

•	Implemented a more comprehensive risk assessment model in Desktop Underwriter®, our proprietary automated underwriting system, and a comprehensive risk assessment worksheet to assist lenders in the manual underwriting of loans;

•	Increased our guaranty fee pricing to better align risk and pricing;

•	Updated our policies regarding appraisals of properties backing loans; and

•	Established a national down payment policy requiring borrowers to have a minimum down payment (or minimum equity, for refinances) of 3% or 5%, in most cases.

If we had applied our current pricing and eligibility standards and underwriting to loans we acquired in 2005 through 2008, our losses on those loans would be lower, although we would still have experienced losses due to the rise and subsequent sharp decline in home prices and increased unemployment.

Expectations Regarding Credit Losses

Since the beginning of 2009, we have reserved for or realized approximately $100 billion of credit losses on single-family loans, almost all of which are attributable to single-family loans that we purchased or guaranteed from 2005 through 2008. While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we have not yet realized, we estimate that we have reserved for the substantial majority of these losses. Our reserves for credit losses consist of our allowance for loan losses, our allowance for accrued interest receivable, our allowance for property taxes and insurance receivables, our reserve for guaranty losses, and the portion of fair value losses on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets that we estimate represents accelerated credit losses we expect to realize. We show how we calculate our realized credit losses in “Table 13: Credit Loss Performance Metrics.”

As a result of the substantial reserving for and realizing of our credit losses to date, we have drawn a significant amount of funds from Treasury through June 30, 2010. As our draws from Treasury for credit losses abate, we expect our draws instead to be driven increasingly by dividend payments. We believe that the losses we ultimately will realize on certain loans may be less than what we will have provided for in our reserves due to accounting requirements. If this occurs, we will adjust our reserves over time as losses are realized, including recapturing reserves.

Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business

To reduce the credit losses we ultimately incur on our book of business, we are focusing our efforts on the following strategies:

•	Reducing defaults to avoid losses that would otherwise occur;

•	Pursuing foreclosure alternatives to reduce the severity of the losses we incur;

•	Managing foreclosure timelines efficiently to reduce our foreclosed property expenses;

•	Managing our REO inventory to reduce costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders and providers of credit enhancement, including mortgage insurers.

Reducing defaults.  We are working to reduce defaults through improved servicing, refinancing initiatives and solutions that help borrowers retain their homes, such as modifications. We refer to actions taken by our servicers with borrowers to resolve the problem of existing or potential delinquent loan payments as “workouts,” which include the home retention solutions and the foreclosure alternatives discussed below.

•	Improved Servicing. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in our efforts to reduce defaults and pursue foreclosure alternatives. We seek to improve the servicing of delinquent loans through a variety of means, including improving our communications with and training of our servicers, increasing the number of our personnel who manage our servicers, directing servicers to contact borrowers at an earlier stage of delinquency and improve telephone communications with borrowers, and working with some of our servicers to establish “high-touch” servicing protocols designed for managing higher-risk loans.

•	Refinancing Initiatives. Our refinancing initiatives help borrowers obtain a monthly payment that is more affordable now and into the future and/or a more stable loan product, such as a fixed-rate mortgage loan in lieu of an adjustable-rate mortgage loan, which may help prevent delinquencies and defaults. In the second quarter of 2010, we acquired or guaranteed approximately 126,000 loans through our Refi PlusTM initiative, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. On average, borrowers who refinanced during the second quarter of 2010 through our Refi Plus initiative reduced their monthly mortgage payments by $127. Of the loans refinanced through our Refi Plus initiative, approximately 47,000 loans were refinanced under HARP, which permits borrowers to benefit from lower levels of mortgage insurance and higher LTV ratios than those that would be allowed under our traditional standards. Overall, in the second quarter of 2010, we acquired or guaranteed approximately 354,000 loans that were refinancings, compared to 417,000 loans in the first quarter of 2010, as mortgage rates remained at historically low levels.

•	Home Retention Solutions. Our home retention solutions are intended to help borrowers stay in their homes and include loan modifications, repayment plans and forbearances. In the second quarter of 2010, we completed home retention workouts for over 132,000 loans with an aggregate unpaid principal balance of $27 billion. On a loan count basis, this represented a 26% increase over home retention workouts completed in the first quarter of 2010. In the second quarter of 2010, we completed approximately 122,000 loan modifications, compared to approximately 94,000 loan modifications in the first quarter of 2010. Our modification statistics do not include trial modifications under the Home Affordable Modification Program (“HAMP”), but do include conversions of trial HAMP modifications to permanent modifications.

It is too early to determine the ultimate success of the loan modifications we completed during the second quarter of 2010. Approximately 58% of loans we modified during 2009 were current or had paid off as of six months following the loan modification date, compared to approximately 37% of loans we modified during 2008. Please see “Risk Management—Single-Family Mortgage Credit Risk Management—Management of Problem Loans and Loan Workout Metrics” for a discussion of the significant uncertainty regarding the ultimate long term success of our modification efforts.

As Table 4 illustrates, our single-family serious delinquency rate decreased during the second quarter of 2010, but remains high. This decrease in our serious delinquency rate is partly the result of the home retention workouts we completed during the quarter, as well as the foreclosure alternative workouts we discuss below.

During the second quarter, we announced enhancements to improve the effectiveness of our home retention solutions. These changes become effective in the coming months and include:

•	Enhancements to our loss-mitigation options to provide payment relief for homeowners who have lost their jobs by offering eligible unemployed borrowers a forbearance plan to temporarily reduce or suspend their mortgage payments;

•	New servicer requirements for staffing, training and performance monitoring of default-related activities as well as enhanced guidance for call coverage and borrower contact; and

•	New requirements for financial information verification before borrowers can be offered a loan modification outside of HAMP.

•	Discouraging Strategic Defaults. During the second quarter of 2010, we announced an adjustment to the minimum waiting period that must elapse after a foreclosure before a borrower without extenuating circumstances is eligible for a new mortgage loan. The adjustment is designed to increase disincentives for borrowers to walk away from their mortgages without working with servicers to pursue alternatives to foreclosure. Borrowers with extenuating circumstances or those who agree to foreclosure alternatives may qualify for new mortgage loans eligible for sale to Fannie Mae in as little as two to three years.

Pursuing Foreclosure Alternatives.  If we are unable to provide a viable home retention solution for a problem loan, we seek to offer foreclosure alternatives and complete them in a timely manner. These foreclosure alternatives are primarily preforeclosure sales, which are sometimes referred to as “short sales,” as well as deeds-in-lieu of foreclosure. These alternatives reduce the severity of our loss resulting from a borrower’s default while permitting the borrower to avoid going through a foreclosure. In the second quarter of 2010, we completed approximately 21,500 preforeclosure sales and deeds-in-lieu of foreclosures, compared with approximately 17,300 in the first quarter of 2010. We have increasingly relied on foreclosure alternatives as a growing number of borrowers have faced longer-term economic hardships that cannot be solved through a home retention solution, and we expect the volume of our foreclosure alternatives to remain high throughout 2010.

Managing Foreclosure Timelines Efficiently.  We are working to manage our foreclosure timelines efficiently to reduce our foreclosed property expenses. As of June 30, 2010, 38% of the loans in our conventional single-family guaranty book of business that were seriously delinquent were in the process of foreclosure.

Managing Our REO Inventory.  Since January 2009, we have strengthened our REO sales capabilities by significantly increasing the number of resources in this area, and we are working to manage our REO inventory to reduce costs and maximize sales proceeds. During the second quarter of 2010, we acquired approximately 69,000 foreclosed single-family properties, up from approximately 62,000 during the first quarter of 2010, and we disposed of approximately 50,000 single-family properties. The carrying value of the single-family REO we held as of June 30, 2010 was $13.0 billion, and we expect our REO inventory to continue to increase significantly throughout 2010.

Pursuing Contractual Remedies.  We conduct reviews of delinquent loans and, when we discover loans that do not meet our underwriting and eligibility requirements, we make demands for lenders to repurchase these loans or compensate us for losses sustained on the loans. We also make demands for lenders to repurchase or compensate us for loans for which the mortgage insurer rescinds coverage. In 2009 and during the first half of 2010, the number of repurchase and reimbursement requests remained high. During the second quarter of 2010, lenders repurchased approximately $1.5 billion in loans from us, measured by unpaid principal balance, pursuant to their contractual obligations. We are also pursuing contractual remedies from providers of credit enhancement on our loans, including mortgage insurers. We received proceeds under our mortgage insurance policies for single-family loans of $1.2 billion for the second quarter of 2010. Please see “Risk Management—Institutional Counterparty Credit Risk Management” for a discussion of our high balance of outstanding repurchase and reimbursement requests and outstanding receivables from mortgage insurers, as well as the risk that one or more of these counterparties fails to fulfill its obligations to us.

A key theme underlying our strategies for reducing our credit losses is minimizing delays. We believe that repayment plans, short-term forbearances and loan modifications can be most effective in preventing defaults when completed at an early stage of delinquency. Similarly, we believe that our foreclosure alternatives are more likely to be successful in reducing our loss severity if they are executed expeditiously. Accordingly, it is important to work with delinquent borrowers early in the delinquency to determine whether a home retention or foreclosure alternative will be viable and, where no alternative is viable, to reduce delays in proceeding to foreclosure and obtaining recoveries. Minimizing delays prior to foreclosure and focusing on maximizing sales proceeds and recoveries from lenders and credit enhancers also accelerate our receipt of recoveries.

The actions we have taken to stabilize the housing market and minimize our credit losses have had and may continue to have, at least in the short term, a material adverse effect on our results of operations and financial condition, including our net worth. See “Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” for information on HAMP’s financial impact on us during the second quarter of 2010 and the $2.2 billion we incurred in loan impairments in connection with HAMP during the quarter. These actions have been undertaken with the goal of reducing our future credit losses below what they otherwise would have been. It is difficult to predict how effective these actions ultimately will be in reducing our credit losses and, in the future, it may be difficult to measure the impact our actions ultimately have on our credit losses.

Credit Performance

Table 4 presents information for the first and second quarters of 2010 and for each quarter of 2009 about the credit performance of mortgage loans in our single-family guaranty book of business and our loan workouts. The workout information in Table 4 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications under HAMP that have not become permanent.

Table 4:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2010			2009
				Full
	Q2 YTD	Q2	Q1	Year	Q4	Q3	Q2	Q1
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	4.99%	4.99%	5.47%	5.38%	5.38%	4.72%	3.94%	3.15%
Nonperforming loans(3)	$217,216	$217,216	$222,892	$215,505	$215,505	$197,415	$170,483	$144,523
Foreclosed property inventory:
Number of properties	129,310	129,310	109,989	86,155	86,155	72,275	62,615	62,371
Carrying value	$13,043	$13,043	$11,423	$8,466	$8,466	$7,005	$6,002	$6,215
Combined loss reserves(4)	$59,087	$59,087	$58,900	$62,312	$62,312	$64,200	$53,844	$40,882
During the period:
Foreclosed property (number of properties):
Acquisitions(5)	130,767	68,838	61,929	145,617	47,189	40,959	32,095	25,374
Dispositions	(87,612)	(49,517)	(38,095)	(123,000)	(33,309)	(31,299)	(31,851)	(26,541)
Credit-related expenses(6)	$16,797	$4,871	$11,926	$71,320	$10,943	$21,656	$18,391	$20,330
Credit losses(7)	$11,985	$6,923	$5,062	$13,362	$3,976	$3,620	$3,301	$2,465
Loan workout activity
(number of loans):
Home retention loan workouts(8)	237,218	132,192	105,026	160,722	49,871	37,431	33,098	40,322
Preforeclosure sales and deeds-in-lieu of foreclosure	38,841	21,515	17,326	39,617	13,459	11,827	8,360	5,971

Total loan workouts	276,059	153,707	122,352	200,339	63,330	49,258	41,458	46,293

Loan workouts as a percentage of our delinquent loans in our guaranty book of business(9)	36.98%	41.18%	31.59%	12.24%	15.48%	12.98%	12.42%	16.12%

(1)	Our single-family guaranty book of business consists of (a) single-family mortgage loans held in our mortgage portfolio, (b) single-family Fannie Mae MBS held in our mortgage portfolio, (c) single-family Fannie Mae MBS from unconsolidated trusts, and (d) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our mortgage portfolio for which we do not provide a guaranty.

(2)	Calculated based on the number of conventional single-family loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our conventional single-family guaranty book of business. We include all of the conventional single-family loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonperforming loans, including troubled debt restructurings and HomeSaver Advance first-lien loans, which are unsecured personal loans in the amount of past due payments used to bring mortgage loans current, that are on accrual status. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

(4)	Consists of the allowance for loan losses for loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. Prior period amounts have been restated to conform to the current period presentation. The amounts shown as of March 31, 2010 and June 30, 2010 reflect a decrease from the amount shown as of December 31, 2009 as a result of the adoption of the new accounting standards.

(5)	Includes acquisitions through deeds-in-lieu of foreclosure.

(6)	Consists of the provision for loan losses, the provision (benefit) for guaranty losses and foreclosed property expense.

(7)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans.

(8)	Consists of (a) modifications, which do not include trial modifications under HAMP or repayment plans or forbearances that have been initiated but not completed; (b) repayment plans and forbearances completed and (c) HomeSaver Advance first-lien loans. See “Table 41: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management” for additional information on our various types of loan workouts.

(9)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

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

Although the new accounting standards did not change the economic risk to our business, we recorded a decrease of $3.3 billion in our total deficit as of January 1, 2010 to reflect the cumulative effect of adopting these new standards. We provide a detailed discussion of the impact of the new accounting standards on our accounting and financial statements in “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities.” Upon adopting the new accounting standards, we changed the presentation of segment financial information that is currently evaluated by management, as we discuss in “Business Segment Results—Changes to Segment Reporting.”

Purchases from our Single-Family MBS Trusts

With our adoption of the new accounting standards, we no longer recognize the acquisition of a credit-impaired loan from the majority of our MBS trusts as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as they are now consolidated and the loan is already reflected in our condensed consolidated balance sheets at the time of acquisition. Without these fair value losses, the cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our portfolio is less than the cost of advancing delinquent payments to holders of the Fannie Mae MBS. As a result, in the first quarter of 2010 we began to significantly increase our purchases of delinquent loans from single-family MBS trusts to reduce our costs associated with these loans. Under our single-family MBS trust documents, we have the option to purchase from our MBS trusts loans that are delinquent as to four or more consecutive monthly payments. Through June 30, 2010, we had purchased the substantial majority of our delinquent loan population, which resulted in an increase in our Capital Market’s mortgage portfolio. We purchased approximately 858,000 delinquent loans with an unpaid principal balance of approximately $170 billion from single-family MBS trusts in the first half of 2010, including the purchase of approximately 570,000 delinquent loans with an unpaid principal balance of approximately $114 billion in the second quarter of 2010.

We expect to continue to purchase loans from our single-family MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of June 30, 2010, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent four or more months was approximately $9 billion. In July 2010, we purchased approximately 50,000 delinquent loans with an unpaid principal balance of approximately $9 billion from our MBS trusts.

Summary of Our Financial Performance for the Second Quarter and First Half of 2010

Our financial results for the second quarter and first half of 2010 reflect the continued weakness in the housing and mortgage markets, which remain under pressure from high levels of unemployment and underemployment.

Quarterly Results

Net loss.  We recognized a net loss of $1.2 billion for the second quarter of 2010, driven primarily by credit-related expenses of $4.9 billion, which were partially offset by net interest income of $4.2 billion. Our net loss for the second quarter of 2010 included an out-of-period adjustment of $1.1 billion related to an additional provision for losses on preforeclosure property taxes and insurance receivables. Including dividends on senior preferred stock, the net loss attributable to common stockholders we recognized for the second quarter of 2010 was $3.1 billion and our diluted loss per share was $0.55. In comparison, we recognized a net loss of $11.5 billion, a net loss attributable to common stockholders of $13.1 billion and a diluted loss per share of $2.29 for the first quarter of 2010. We recognized a net loss of $14.8 billion, a net loss attributable to common stockholders of $15.2 billion and a diluted loss per share of $2.67 for the second quarter of 2009.

The $10.3 billion decrease in our net loss in the second quarter of 2010 compared with the first quarter of 2010 was primarily due to:

•	a $7.0 billion decrease in credit-related expenses resulting from a decrease in the rate of seriously delinquent single-family loans as well as a decrease in average loss severities due in part to a model change that resulted in a change in estimate of $1.6 billion, which was partially offset by an out-of-period adjustment of $1.1 billion related to an additional provision for losses on preforeclosure property taxes and insurance receivables;

•	net fair value gains of $303 million in the second quarter of 2010 compared with net fair value losses of $1.7 billion in the first quarter of 2010 due primarily to lower fair value losses on our derivatives, which were partially offset by lower fair value gains on our trading securities; and

•	a $1.4 billion increase in net interest income resulting from the purchase from MBS trusts of the substantial majority of the single-family loans that are four or more monthly payments delinquent, as the cost of purchasing these delinquent loans and holding them in our portfolio is less than the cost of advancing delinquent payments to security holders.

The $13.6 billion decrease in our net loss in the second quarter of 2010 compared with the second quarter of 2009 was primarily due to a $13.9 billion decrease in credit-related expenses, a $616 million decrease in net other-than-temporary impairments and a $545 million decrease in losses from partnership investments. These improvements in our financial results were offset in part by a $1.6 billion decrease in guaranty fee income due to our adoption of the new accounting standards effective January 1, 2010. Upon adoption of these new accounting standards, we eliminated substantially all of our guaranty-related assets and liabilities in our condensed consolidated balance sheet, and therefore we no longer recognize income or loss for consolidated trusts from amortizing these assets and liabilities or from changes in their fair value.

Our credit-related expenses, which consist of the provision for loan losses and the provision for guaranty losses (collectively referred to as the “provision for credit losses”) plus foreclosed property expense, were $4.9 billion for the second quarter of 2010 compared with $18.8 billion for the second quarter of 2009. The reduction in credit-related expenses was due largely to a decline in the rate of seriously delinquent single-family loans in the second quarter of 2010, due partly to the home retention and foreclosure alternative workouts that we have completed and a higher volume of foreclosures, as compared with an increase in the rate in the second quarter of 2009. In addition, although we acquired significantly more credit-impaired loans in the second quarter of 2010 as compared with the second quarter of 2009, fair value losses recognized on acquired credit-impaired loans were substantially lower due to our adoption of the new accounting standards. Effective January 1, 2010, only purchases of credit-deteriorated loans from unconsolidated MBS trusts or as a result of other credit guarantees result in the recognition of fair value losses upon acquisition. These decreases in our credit-related expenses for the second quarter of 2010 as compared with the second quarter of 2009 were partially offset by an out-of-period adjustment of $1.1 billion related to an additional provision for losses on preforeclosure property taxes and insurance receivables. See “Note 5—Allowance for Loan Losses and Reserve for Guaranty Losses.”

Year-to-Date Results

Net loss.  We recognized a net loss of $12.8 billion for the first half of 2010, driven primarily by credit-related expenses of $16.7 billion and fair value losses of $1.4 billion, which were offset in part by net interest income of $7.0 billion. Our net loss for the first half of 2010 included an out-of-period adjustment of $1.1 billion related to an additional provision for losses on preforeclosure property taxes and insurance receivables. Including dividends on senior preferred stock, the net loss attributable to common stockholders we recognized for the first half of 2010 was $16.2 billion and our diluted loss per share was $2.84. In comparison, we recognized a net loss of $38.0 billion, a net loss attributable to common stockholders of $38.4 billion and a diluted loss per share of $6.76 for the first half of 2009.

The $25.2 billion decrease in our net loss for the first half of 2010 compared with the first half of 2009 was due primarily to a $22.9 billion decrease in credit-related expenses and a $6.0 billion decrease in net other-than-temporary impairments as a result of the adoption of a new other-than-temporary impairment accounting standard in the second quarter of 2009. As a result of this new standard, we only recognize the credit portion of an other-than-temporary impairment in our condensed consolidated statements of operations. These decreases were partially offset by lower guaranty fee income of $3.3 billion due to our adoption of the new accounting standards effective January 1, 2010.

Our credit-related expenses were $16.7 billion for the first half of 2010 compared with $39.7 billion for the first half of 2009. The reduction in credit-related expenses was due largely to a decrease in the rate of seriously delinquent single-family loans in the first half of 2010, due partly to the home retention and foreclosure alternative workouts that we have completed and a higher volume of foreclosures, as compared with an increase in the rate in the first half of 2009. In addition, although we acquired significantly more credit-impaired loans in the first half of 2010 as compared with the first half of 2009, fair value losses recognized on acquired credit-impaired loans were substantially lower due to our adoption of the new accounting standards.

Net Worth.  We had a net worth deficit of $1.4 billion as of June 30, 2010, compared with a net worth deficit of $8.4 billion as of March 31, 2010 and $15.3 billion as of December 31, 2009. Our net worth as of June 30, 2010 was negatively impacted by the recognition of our net loss of $1.2 billion and senior preferred stock dividends of $1.9 billion during the second quarter. These reductions in our net worth were offset by our receipt of $8.4 billion in funds from Treasury on June 30, 2010 under our senior preferred stock purchase agreement with Treasury as well as by a reduction in unrealized losses in our holdings of available-for-sale securities of $1.5 billion for the second quarter. Our net worth, which is the basis for determining the amount that Treasury has committed to provide us under the senior preferred stock purchase agreement, equals the “Total deficit” reported in our condensed consolidated balance sheet. In August 2010, the Acting Director of

FHFA submitted a request to Treasury on our behalf for $1.5 billion to eliminate our net worth deficit as of June 30, 2010. When Treasury provides the requested funds, the aggregate liquidation preference on the senior preferred stock will be $86.1 billion, which will require an annualized dividend of $8.6 billion. This amount exceeds our reported annual net income for each of the last eight fiscal years, in most cases by a significant margin.

Loss Reserves.  Our combined loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, remained at the same level as of June 30, 2010 as compared with March 31, 2010. Our combined loss reserves were $60.8 billion as of June 30, 2010 and March 31, 2010, compared with $53.8 billion as of January 1, 2010 and $64.4 billion as of December 31, 2009. Our combined loss reserves decreased as of January 1, 2010 compared with December 31, 2009 as a result of our adoption of the new accounting standards. Our loss reserve coverage to total nonperforming loans was 27.87% as of June 30, 2010 compared with 27.15% as of March 31, 2010 and 29.73% as of December 31, 2009.

Housing and Mortgage Market and Economic Conditions

During the second quarter of 2010, concern grew that the European crisis and concern over sovereign debt could slow the economic recovery in the United States. The pace of economic recovery in the U.S. slowed, with the U.S. gross domestic product, or GDP, rising by 2.4% on an annualized basis during the quarter, according to the Bureau of Economic Analysis advance estimate.

The housing market remains under pressure due in part to the weak labor market. The slowdown in job growth in the latter part of the second quarter, after solid increases in March and April, occurred across industries. Unemployment was 9.5% in June 2010, a decrease from 9.7% in March 2010, based on data from the U.S. Bureau of Labor Statistics. This decrease however, resulted from individuals leaving the labor force (and therefore no longer counted as “unemployed”) in numbers substantially greater than the decrease in household employment.

The Mortgage Bankers Association National Delinquency Survey reported that, as of March 31, 2010, the most recent date for which information is available, 9.54% of borrowers were seriously delinquent (90 days or more past due or in the foreclosure process), which we estimate represents approximately five million mortgages. In June, the supply of single-family homes as measured by the inventory/sales ratio remained above long-term average levels. Properties that are vacant and held off the market, combined with the portion of the estimated five million seriously delinquent mortgages not currently listed for sale, represent a shadow inventory putting downward pressure on both home prices and rents.

We estimate that home prices on a national basis improved by 2.2% in the second quarter of 2010 and have declined by 16.9% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available. As we have previously disclosed, the decline in home prices has left many homeowners with “negative equity” in their mortgages, which means their principal mortgage balance exceeds the current market value of their home. This creates a risk that borrowers might walk away from their mortgage obligations and for the loans to become delinquent and proceed to foreclosure.

Unemployment, the slow economic recovery, and below average household formations continue to impact the multifamily sector, with apartment property sales, occupancy levels, and asking rents remaining at depressed levels. However, the preliminary data for the second quarter of 2010 indicate that multifamily housing fundamentals continue to show signs of improvement, which is evidenced by a decrease in the national vacancy rate. In addition, national asking rents appear to have held steady, based on preliminary third-party data, and apartment property sales increased slightly during the quarter. The anticipated volume of new multifamily loans remains uncertain. Although the number of distressed multifamily properties remains elevated, properties are not showing up on the sales market as lenders and servicers appear to be entering into workouts and extensions, instead of pursuing foreclosures. This could result in fewer multifamily properties being offered for sale or refinanced and may constrain the amount of new multifamily loan origination volume in 2010.

See “Risk Factors” in our 2009 Form 10-K for a description of risks to our business associated with the weak economy and housing market.

Outlook

Overall Market Conditions.  We expect weakness in the housing and mortgage markets to continue throughout 2010. Home sales increased during the second quarter of 2010, but we expect the pace to slow substantially in the third quarter, and be basically flat for all of 2010. In addition, the continued deterioration in the performance of outstanding mortgages will result in the foreclosure of troubled loans, which is likely to add to the excess housing inventory.

We expect that during 2010: (1) default and severity rates will remain high, (2) home prices will decline slightly on a national basis, more so in some geographic areas than in others, and (3) the level of foreclosures will increase. We also expect the level of multifamily defaults and serious delinquencies to increase further during 2010. All of these conditions, including the level of single-family delinquencies, may worsen if the unemployment rate increases on either a national or regional basis. We expect the decline in residential mortgage debt outstanding to continue through 2010, which would mark three consecutive annual declines. Approximately 69% of our single-family business in the second quarter of 2010 consisted of refinancings. We expect these trends, combined with an expected decline in total originations in 2010, will have an adverse impact on our business volumes during the remainder of 2010.

Home Price Declines:  We expect that home prices on a national basis will decline slightly in 2010 and into 2011 before stabilizing, and that the peak-to-trough home price decline on a national basis will range between 18% and 25%. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment regarding a variety of critical assumptions we make when formulating these estimates, including: the effect of actions the federal government has taken and may take with respect to the national economic recovery; the impact of the end of the Federal Reserve’s MBS purchase program; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our 18% to 25% peak-to-trough home price decline estimate corresponds to an approximate 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas the S&P/Case-Shiller index weights expectations based on property value, causing home price declines on higher priced homes to have a greater effect on the overall result; and (2) contrary to the S&P/Case-Shiller index, our estimates do not include known sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values. The S&P/Case-Shiller comparison numbers are calculated using our models and assumptions, but modified to use these two factors (weighting of expectations based on property value and the inclusion of foreclosed property sales). In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based only on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference.

Credit-Related Expenses and Credit Losses.  As described above, we expect our financial results will continue to be negatively affected by losses primarily on a subset of loans we acquired between 2005 through

2008. We expect that our credit-related expenses will remain high in 2010. However we expect that, if current trends continue, our credit-related expenses will be lower in 2010 than in 2009. We describe our credit loss outlook above under “The performance of single-family loans acquired beginning in 2009 and our expectation regarding future credit losses.”

Uncertainty Regarding our Long-Term Financial Sustainability and Future Status.  We expect that the actions we take to stabilize the housing market and minimize our credit losses will continue to have, in the short term at least, a material adverse effect on our results of operations and financial condition, including our net worth. There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses and credit losses to vary significantly from our current expectations. Although Treasury’s funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial. Given our expectations regarding future losses, which we describe above under “The performance of single-family loans acquired beginning in 2009 and our expectation regarding future credit losses,” we do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future. As a result of these factors, there is significant uncertainty as to our long-term financial sustainability.

In addition, there is significant debate regarding the future of Fannie Mae, Freddie Mac and the Federal Home Loan Banks (the “GSEs”), and proposals to reform them. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding longer-term reform of the GSEs. Please see “Legislation” for a discussion of recent legislative reform of the financial services industry, and proposals for GSE reform, that could affect our business.

REGULATORY ACTION

Delisting of our Common and Preferred Stock

We were directed by FHFA to delist our common stock and each listed series of our preferred stock from the New York Stock Exchange and the Chicago Stock Exchange. The last trading day for our listed securities on these exchanges was July 7, 2010, and since July 8, 2010, these securities have been quoted on the over-the-counter market.

Determination by FHFA Regarding 2009 Housing Goals Compliance

The Federal Housing Finance Regulatory Reform Act of 2008 (“2008 Reform Act”) provided that the housing goals established for 2008 would remain in effect for 2009, except that FHFA was required to review the 2009 goals to determine their feasibility given market conditions and, after seeking public comment, to make appropriate adjustments to the 2009 goals. The final 2009 housing goals FHFA adopted in August 2009 lowered our 2009 base goals and home purchase subgoals from 2008 levels, and increased our multifamily special affordable housing subgoal. Our 2009 housing goals were at approximately the levels that existed in 2004 through 2006.

In December 2009, FHFA notified us that we were likely to fail to meet the underserved areas goal. At that time, FHFA made no determination as to the underserved areas subgoal or the multifamily special affordable housing subgoal. We requested that FHFA determine, based on economic and market conditions and our financial condition, that the underserved areas goal and the increased multifamily special affordable housing subgoal were not feasible for 2009. In June 2010, FHFA notified us of its determination that achievement of this goal and subgoal was not feasible, primarily due to housing market and economic conditions in 2009. In July 2010, FHFA notified us that we had met all of the goals and subgoals except for the underserved areas goal and the multifamily special affordable housing subgoal. Because FHFA found these goals to be infeasible, we will not be required to submit a housing plan for failure to meet this goal and subgoal pursuant to the Federal Housing Enterprises Safety and Soundness Act of 1992.

For additional background information on our housing goals and subgoals, refer to “Business—Our Charter and Regulation of Our Activities—Housing Goals and Subgoals and Duty to Serve Underserved Markets” of our 2009 Form 10-K.

Proposed Rule Regarding Duty to Serve Underserved Markets

The 2008 Reform Act created the duty to serve underserved markets in order for us and Freddie Mac to “provide leadership to the market in developing loan products and flexible underwriting guidelines to facilitate a secondary market for very low-, low-, and moderate-income families” with respect to three underserved markets: manufactured housing, affordable housing preservation, and rural areas.

The duty to serve is a new oversight responsibility for FHFA beginning in 2010. The Director of FHFA is required to establish by regulation a method for evaluating and rating the performance by us and Freddie Mac of the duty to serve underserved markets. On June 7, 2010, FHFA published its proposed rule to implement this new duty.

The 2008 Reform Act requires FHFA to separately evaluate the following four assessment factors:

•	The loan product assessment factor requires evaluation of our “development of loan products, more flexible underwriting guidelines, and other innovative approaches to providing financing to each” underserved market.

•	The outreach assessment factor requires evaluation of “the extent of outreach to qualified loan sellers and other market participants.” We are expected to engage market participants and pursue relationships that result in enhanced service to each underserved market.

•	The loan purchase assessment factor requires FHFA to consider the volume of loans purchased in each underserved market relative to the market opportunities available to us. The 2008 Reform Act prohibits the establishment of specific quantitative targets. However, under the proposed rule, FHFA would consider the volume of loans purchased in past years.

•	The investment and grants assessment factor requires evaluation of the amount of investment and grants in projects that assist in meeting the needs of underserved markets.

Under the proposed rule, FHFA would give the loan purchase and outreach assessment factors significant weight, while the investment and grants assessment factor would receive little or no weight. In addition, FHFA would consider the loan product assessment factor, even though we are not required to, and in fact are prohibited from, entering into new lines of business and developing new products. The proposed rule states that purchases and activities pursuant to the duty to serve should be profitable, even if less profitable than other activities.

Under the proposed rule, we would be required to submit an underserved markets plan at least 90 days before the plan’s effective date of January 1st of a particular year establishing benchmarks and objectives against which FHFA would evaluate and rate our performance. The plan term is two years. For the 2010 year, we must submit a plan as soon as practicable after the publication of the final rule, with the earliest feasible effective date.

FHFA would evaluate our performance on each assessment factor annually, and assign a rating of “satisfactory” or “unsatisfactory” to each factor and in each underserved market. Each factor would be evaluated and weighted based on the needs of the particular underserved market, overall market conditions and our financial condition. Based on the assessment factor findings, FHFA would assign a rating of “in compliance” or “noncompliance” with the duty to serve each underserved market.

With some exceptions, the counting rules and other requirements would be similar to those established for the housing goals. For the loan purchase assessment factor, FHFA proposes to measure performance in terms of units rather than mortgages or unpaid principal balance. All single-family loans we purchase must meet the standards in the Interagency Statement on Subprime Mortgage Lending and the Interagency Guidance on Nontraditional Mortgage Product Risks. We are expected to review the operations of loan sellers to ensure compliance with these standards.

If we fail to comply with, or there is a substantial probability that we will not comply with, our duty to serve a particular underserved market in a given year, FHFA would determine whether the benchmarks and objectives in our underserved markets plan are or were feasible. If we fail to meet our duty to serve, and FHFA determines that the benchmarks and objectives in our underserved markets plan are or were feasible, then, in the Director’s discretion, we may be required to submit a housing plan. Under the proposed rule, the housing plan must describe the activities that we will take to comply with the duty to serve a particular underserved market for the next calendar year, or improvements and changes in operations that we will make during the remainder of the current year.

Under the proposed rule, we would be required to provide quarterly and annual reports on our performance and progress towards meeting our duty to serve.

See “Risk Factors” for a description of how changes we may make in our business strategies in order to meet our duty to serve requirement may increase our credit losses and adversely affect our results of operations.

Proposed Rule Regarding Conservatorship/Receivership Operations

On July 9, 2010, FHFA published a proposed rule to establish a framework for conservatorship and receivership operations for the GSEs, as contemplated by the 2008 Reform Act. The proposed rule clarifies (i) that all claims arising from an equity interest in a regulated entity in receivership would be given the same treatment as the interests of shareholders; (ii) that claims by shareholders would receive the lowest priority in a receivership, behind administrative expenses of the receiver, general liabilities of the regulated entity and liabilities subordinated to those of general creditors; (iii) that the ability of a regulated entity to make capital distributions during a conservatorship would be restricted; (iv) that the powers of the conservator or receiver include continuing the missions of a regulated entity and ensuring that the operations of the regulated entity foster liquid, efficient, competitive and resilient national housing finance markets; and (v) the status of claims against the conservator or receiver for breach of contract. The proposed rule would also provide that payment of certain securities litigation claims would be held in abeyance during conservatorship, except as otherwise ordered by FHFA.

The proposed rule is part of FHFA’s implementation of the powers provided by the 2008 Reform Act, and does not seek to anticipate or predict future conservatorships or receiverships. In announcing the publication of this proposed rule for comment, the Acting Director of FHFA said it had “no impact” on current conservatorship operations.

LEGISLATION

Financial Regulatory Reform Legislation

On July 21, 2010, President Obama signed into law financial regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”). Some key provisions of the legislation, include: (i) more stringent regulation of financial institutions deemed systemically important, and an orderly liquidation mechanism for these institutions; (ii) creation of a bureau of consumer financial protection with broad rulemaking and enforcement authority; (iii) greater oversight of derivatives; (iv) mortgage underwriting standards and liability for failure to meet them; (v) credit risk retention requirements for certain asset-backed securities, including certain mortgage-backed securities; and (vi) independent appraisal standards for residential properties securing loans.

The Wall Street Reform Act establishes an interagency council chaired by the Secretary of the Treasury to identify systemically important institutions. These institutions will be subject to stricter prudential standards to be established by the Federal Reserve, including standards related to risk-based capital, leverage limits, liquidity, credit concentrations, resolution plans, reporting credit exposures, and other risk management measures. Institutions will also be subject to stress tests on a regular basis. The Federal Reserve may impose other standards related to contingent capital, enhanced public disclosure, short term debt limits and other requirements as appropriate.

The Wall Street Reform Act creates a resolution regime for the orderly dissolution of financial companies whose failure may jeopardize U.S. financial stability. Fannie Mae is expressly exempted from this resolution regime.

The Wall Street Reform Act establishes the independent Bureau of Consumer Financial Protection as a part of the Federal Reserve System, with responsibility for enforcing most existing federal financial consumer protection laws and authority to adopt new regulations.

The Wall Street Reform Act requires that most swap transactions be submitted for clearing with a clearing organization, with some exceptions (for example, if one of the parties is a commercial end user). It also requires certain institutions meeting the definition of a “major swap participant” to register with the Commodity Futures Trading Commission (the “CFTC”). The Wall Street Reform Act defines “major swap participant” broadly enough to include Fannie Mae.

If Fannie Mae is determined to be a major swap participant, minimum capital and margin requirements would apply to our swap transactions, including transactions that are not subject to clearing. Under the Wall Street Reform Act, FHFA, in consultation with the CFTC and SEC, would establish those requirements. Registrants with the CFTC are also subject to the CFTC’s reporting, record keeping, daily trading and business conduct regulations for swaps transactions.

The Wall Street Reform Act requires creditors to determine that borrowers have a “reasonable ability to repay” mortgage loans prior to making such loans. If a creditor fails to comply, borrowers can offset amounts they owe as part of a foreclosure or recoup monetary damages. The Wall Street Reform Act provides a presumption of compliance for mortgage loans that meet certain terms and characteristics; however, the presumption is rebuttable by a borrower bringing a claim.

The Wall Street Reform Act requires financial regulators to jointly prescribe regulations requiring securitizers and/or originators to maintain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. This risk retention requirement would not appear to apply to Fannie Mae and, in any event, Fannie Mae already retains the credit risk on mortgages it owns or guarantees. How this requirement will affect our customers and counterparties on loans sold to and guaranteed by Fannie Mae will depend on how the regulations are implemented.

Within 90 days of enactment of the Wall Street Reform Act, the Federal Reserve must issue interim final regulations governing appraisal independence in the provision of mortgage lending and brokerage services. Upon issuance of the regulations, Fannie Mae’s Home Valuation Code of Conduct will expire.

Because extensive regulatory guidance is needed to clarify and implement many of the provisions of this legislation, we cannot predict its potential impact on our company or our industry.

GSE Reform

The Wall Street Reform Act contains two provisions related to secondary mortgage market reforms. The first requires the Treasury Secretary to submit a report to Congress by January 31, 2011, with recommendations for ending the conservatorships of Fannie Mae and Freddie Mac. The second is a “sense” or opinion of Congress that efforts to regulate the terms and practices related to residential mortgage credit are incomplete without enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. This nonbinding “sense” of the Congress has no legal effect.

We expect hearings on GSE reform to continue and additional proposals to be discussed. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” and “MD&A—Risk Management—Model Risk Management” for a discussion of the risk associated with the use of models and “MD&A—Critical Accounting Policies and Estimates” in our 2009 Form 10-K for additional information about our accounting policies we have identified as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:

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

We provide below information about our Level 3 assets and liabilities as of June 30, 2010 compared to December 31, 2009 and describe any significant changes in the judgments and assumptions we made during the first half of 2010 in applying our critical accounting policies and significant changes to critical estimates as well as the impact of the new accounting standards on our allowance for loan losses and reserve for guaranty losses.

Fair Value Measurement

The use of fair value to measure our assets and liabilities is fundamental to our financial statements and is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 16, Fair Value.”

Fair Value Hierarchy—Level 3 Assets and Liabilities

The assets and liabilities that we have classified as Level 3 in the fair value hierarchy consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage- and asset-backed securities and residual interests, certain mortgage loans, acquired property, partnership investments, our guaranty assets and buy-ups, our master servicing assets and certain highly structured, complex derivative instruments.

Table 5 presents a comparison, by balance sheet category, of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis and classified as Level 3 as of June 30, 2010 and December 31, 2009. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 5:  Level 3 Recurring Financial Assets at Fair Value

	As of
	June 30,	December 31,
Balance Sheet Category	2010	2009
	(Dollars in millions)

Trading securities	$2,660	$8,861
Available-for-sale securities	34,549	36,154
Derivatives assets	337	150
Guaranty assets and buy-ups	15	2,577

Level 3 recurring assets	$37,561	$47,742

Total assets	$3,256,267	$869,141
Total recurring assets measured at fair value	$200,650	$353,718
Level 3 recurring assets as a percentage of total assets	1%	5%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	19%	13%
Total recurring assets measured at fair value as a percentage of total assets	6%	41%

The decrease in assets classified as Level 3 during the first half of 2010 includes a $2.6 billion decrease due to derecognition of guaranty assets and buy-ups at the transition date as well as net transfers of approximately $7.4 billion in assets to Level 2 from Level 3. The assets transferred from Level 3 consist primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities.

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include held-for-sale loans, held-for-investment loans, acquired property and partnership investments. The fair value of Level 3 nonrecurring financial assets totaled $27.6 billion during the first half of 2010, and $21.2 billion during the year ended December 31, 2009.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $690 million as of June 30, 2010 and $601 million as of December 31, 2009, and derivatives liabilities with a fair value of $111 million as of June 30, 2010 and $27 million as of December 31, 2009.

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

In the second quarter of 2010, we updated our allowance for loan loss model to reflect a change in our cohort structure for our severity calculations to use mark-to-market LTV ratios rather than LTV ratios at origination, which we believe better reflects the current values of the loans. This model change resulted in a change in estimate and a decrease to our allowance for loan losses of approximately $1.6 billion.

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

As discussed in “Executive Summary,” prospectively adopting the new accounting standards had a significant impact on the presentation and comparability of our condensed consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. While some line items in our condensed consolidated statements of operations were not impacted, others were impacted significantly, which reduces the comparability of our results for the second quarter and first half of 2010 with the results of these periods in prior years. The following table describes the impact to our second quarter and first half of 2010 results for those line items that were impacted significantly as a result of our adoption of the new accounting standards.

Item	Consolidation Impact
Net interest income	•	We now recognize the underlying assets and liabilities of the substantial majority of our MBS trusts in our condensed consolidated balance sheets, which increases both our interest-earning assets and interest-bearing liabilities and related interest income and interest expense.
	•	Contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 are recognized into interest income.
	•	We now include nonperforming loans from the majority of our MBS trusts in our consolidated financial statements, which decreases our net interest income as we do not recognize interest income on these loans while we continue to recognize interest expense for amounts owed to MBS certificateholders.
	•	Trust management income and certain fee income from consolidated trusts are now recognized as interest income.

Guaranty fee income	•	Upon adoption of the new accounting standards, we eliminated substantially all of our guaranty-related assets and liabilities in our condensed consolidated balance sheets. As a result, consolidated trusts’ deferred cash fees and non-cash fees through December 31, 2009 were recognized into our total deficit through the transition adjustment effective January 1, 2010, and we no longer recognize income or loss from amortizing these assets and liabilities nor do we recognize changes in their fair value. As noted above, we now recognize both contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 through interest income, thereby reducing guaranty fee income to only those amounts related to unconsolidated trusts and other credit enhancements arrangements, such as our long-term standby commitments.

Credit-related expenses	•	As the majority of our trusts are consolidated, we no longer record fair value losses on credit-impaired loans acquired from the substantial majority of our trusts.
	•	The substantial majority of our combined loss reserves are now recognized in our allowance for loan losses to reflect the loss allowance against the consolidated mortgage loans. We use a different methodology to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses which will reduce our credit-related expenses.

Investment gains (losses), net	•	Our portfolio securitization transactions that reflect transfers of assets to consolidated trusts do not qualify as sales, thereby reducing the amount we recognize as portfolio securitization gains and losses.
	•	We no longer designate the substantial majority of our loans held for securitization as held-for-sale as the substantial majority of related MBS trusts will be consolidated, thereby reducing lower of cost or fair value adjustments.
	•	We no longer record gains or losses on the sale from our portfolio of the substantial majority of our available-for-sale MBS because these securities were eliminated in consolidation.

Fair value gains (losses), net	•	We no longer record fair value gains or losses on the majority of our trading MBS, thereby reducing the amount of securities subject to recognition of changes in fair value in our condensed consolidated statement of operations.

Other expenses	•	Upon purchase of MBS securities issued by consolidated trusts where the purchase price of the MBS does not equal the carrying value of the related consolidated debt, we recognize a gain or loss on debt extinguishment.

See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for a further discussion of the impacts of the new accounting standards on our condensed consolidated financial statements.

Table 6 summarizes our condensed consolidated results of operations for the periods indicated.

Table 6:  Summary of Condensed Consolidated Results of Operations(1)

	For the			For the
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Variance	2010	2009	Variance
	(Dollars in millions, except per share amounts)

Net interest income	$4,207	$3,735	$472	$6,996	$6,983	$13
Guaranty fee income	52	1,659	(1,607)	106	3,411	(3,305)
Fee and other income	242	197	45	421	389	32

Net revenues	$4,501	$5,591	$(1,090)	$7,523	$10,783	$(3,260)

Investment gains (losses), net	23	(45)	68	189	178	11
Net other-than-temporary impairments	(137)	(753)	616	(373)	(6,406)	6,033
Fair value gains (losses), net	303	823	(520)	(1,402)	(637)	(765)
Losses from partnership investments	(26)	(571)	545	(84)	(928)	844
Administrative expenses	(670)	(510)	(160)	(1,275)	(1,033)	(242)
Credit-related expenses(2)	(4,851)	(18,784)	13,933	(16,735)	(39,656)	22,921
Other non-interest expenses	(357)	(508)	151	(653)	(866)	213

Loss before federal income taxes	(1,214)	(14,757)	13,543	(12,810)	(38,565)	25,755
Benefit (provision) for federal income taxes	(9)	(23)	14	58	600	(542)

Net loss	(1,223)	(14,780)	13,557	(12,752)	(37,965)	25,213
Less: Net loss attributable to the noncontrolling interest	5	26	(21)	4	43	(39)

Net loss attributable to Fannie Mae	$(1,218)	$(14,754)	$13,536	$(12,748)	$(37,922)	$25,174

Diluted loss per common share	$(0.55)	$(2.67)	$2.12	$(2.84)	$(6.76)	$3.92

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of provision for loan losses, provision for guaranty losses and foreclosed property expense.

Net Interest Income

Table 7 presents an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we used a daily weighted average of amortized cost. When daily average balance information was not available, such as for mortgage loans, we used monthly averages. Table 8 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (2) changes in the interest rates of these assets and liabilities.

Table 7:  Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(1)	$2,986,488	$37,632	5.04%	$428,975	$5,611	5.23%
Mortgage securities	139,437	1,653	4.74	343,031	4,162	4.85
Non-mortgage securities(2)	111,294	66	0.23	55,338	68	0.49
Federal funds sold and securities purchased under agreements to resell or similar arrangements	47,571	23	0.19	49,678	110	0.87
Advances to lenders	2,673	18	2.66	5,970	29	1.92

Total interest-earning assets	$3,287,463	$39,392	4.79%	$882,992	$9,980	4.52%

Interest-bearing liabilities:
Short-term debt	$240,540	$167	0.27%	$290,189	$600	0.82%
Long-term debt	3,010,485	35,018	4.65	576,008	5,645	3.92
Federal funds purchased and securities sold under agreements to repurchase	14	—	0.03	3	—	4.27

Total interest-bearing liabilities	$3,251,039	$35,185	4.33%	$866,200	$6,245	2.88%

Impact of net non-interest bearing funding	$36,424		0.05%	$16,792		0.05%

Net interest income/net interest yield		$4,207	0.51%		$3,735	1.69%

Selected benchmark interest rates at end of period:(3)
3-month LIBOR			0.53%			0.60%
2-year swap interest rate			0.97			1.53
5-year swap interest rate			2.06			2.97
30-year Fannie Mae MBS par coupon rate			3.75			4.59

	For the Six Months Ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(1)	$2,987,843	$75,251	5.04%	$429,969	$11,209	5.21%
Mortgage securities	143,961	3,404	4.73	344,985	8,782	5.09
Non-mortgage securities(2)	89,200	103	0.23	51,862	159	0.61
Federal funds sold and securities purchased under agreements to resell or similar arrangements	43,838	44	0.20	56,893	214	0.74
Advances to lenders	2,593	36	2.76	5,118	52	2.02

Total interest-earning assets	$3,267,435	$78,838	4.83%	$888,827	$20,416	4.59%

Interest-bearing liabilities:
Short-term debt	$216,102	$285	0.26%	$310,200	$1,707	1.09%
Long-term debt	3,019,551	71,557	4.74	565,407	11,726	4.15
Federal funds purchased and securities sold under agreements to repurchase	19	—	0.06	41	—	1.24

Total interest-bearing liabilities	$3,235,672	$71,842	4.44%	$875,648	$13,433	3.07%

Impact of net non-interest bearing funding	$31,763		0.04%	$13,179		0.05%

Net interest income/net interest yield		$6,996	0.43%		$6,983	1.57%

(1)	Interest income includes interest income on acquired credit-impaired loans of $586 million and $256 million for the three months ended June 30, 2010 and 2009, respectively and $1.2 billion and $409 million for the six months ended June 30, 2010 and 2009, respectively, which included accretion income of $288 million and $198 million for the three months ended June 30, 2010 and 2009, respectively and $554 million and $263 million for the six months ended June 30, 2010 and 2009, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans. Average balance includes loans on nonaccrual, for which interest income is recognized when collected.

(2)	Includes cash equivalents.

(3)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Table 8:  Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2010 vs. 2009			2010 vs. 2009
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$32,021	$32,234	$(213)	$64,042	$64,435	$(393)
Mortgage securities	(2,509)	(2,416)	(93)	(5,378)	(4,793)	(585)
Non-mortgage securities(2)	(2)	45	(47)	(56)	76	(132)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(87)	(4)	(83)	(170)	(41)	(129)
Advances to lenders	(11)	(20)	9	(16)	(31)	15

Total interest income	29,412	29,839	(427)	58,422	59,646	(1,224)

Interest expense:
Short-term debt	(433)	(89)	(344)	(1,422)	(406)	(1,016)
Long-term debt	29,373	28,129	1,244	59,831	57,927	1,904
Total interest expense	28,940	28,040	900	58,409	57,521	888

Net interest income	$472	$1,799	$(1,327)	$13	$2,125	$(2,112)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income increased in the second quarter of 2010 compared with the second quarter of 2009 primarily as a result of the recognition of contractual guaranty fees in interest income upon adoption of the new accounting standards and a reduction in interest expense related to debt that we have issued as lower borrowing rates allowed us to replace higher-cost debt with lower-cost debt. The increase in net interest income was partially offset by a reduction in interest income due to a significant increase of non-performing loans in our condensed consolidated balance sheets. While we do not recognize interest income on the mortgage loans of the consolidated trusts that have been placed on nonaccrual status, we continue to recognize interest expense for the amounts owed to MBS certificateholders, which has decreased our net interest income. Prior to the adoption of the new accounting standards, interest income and expense on MBS trusts not owned by Fannie Mae were not recorded as components of net interest income but were considered in determining our provision for credit losses. For the second quarter of 2010, interest income that we did not recognize for nonaccrual mortgage loans, net of recoveries, was $2.2 billion, which reduced our net interest yield by 27 basis points, compared with $245 million for the second quarter of 2009, which reduced our net interest yield by 11 basis points. Of the $2.2 billion of interest income that we did not recognize for nonaccrual mortgage loans in the second quarter of 2010, $1.2 billion was related to the unsecuritized mortgage loans that we own.

Net interest income in the second quarter of 2010 also benefited from the recent purchase of the substantial majority of the loans that are four or more consecutive monthly payments delinquent from single-family MBS trusts as the cost of purchasing these delinquent loans and holding them in our portfolio is less than the cost of advancing delinquent payments to security holders.

Net interest income slightly increased in the first half of 2010 compared with the first half of 2009 primarily due to the recognition of contractual guaranty fees in interest income upon adoption of the new accounting standards and a reduction in interest expense related to debt that we have issued as we replaced higher-cost debt with lower-cost debt. The increase was partially offset by a reduction in net interest income due to the increase of non-performing loans on our condensed consolidated balance sheets and by lower interest income from the interest-earning assets that we own due to lower yields on our mortgage and non-mortgage assets. For the first half of 2010, the interest income that we did not recognize for nonaccrual mortgage loans, net of recoveries, was $4.9 billion, with a 30 basis point reduction in net interest yield, compared with $468 million for the first half of 2009, with an 11 basis point reduction in net interest yield. Of the $4.9 billion of interest income that we did not recognize for nonaccrual mortgage loans in the first half of 2010, $1.8 billion was related to the unsecuritized mortgage loans that we own.

Net interest yield significantly decreased in the second quarter and first half of 2010 compared with the second quarter and first half of 2009. We recognize the contractual guaranty fee and the amortization of deferred cash fees received after December 31, 2009 on the underlying mortgage loans of consolidated trusts as interest income, which represents the spread between the net interest yield on the underlying mortgage assets and the rate on the debt of the consolidated trusts. Upon adoption of the new accounting standards, our interest-earning assets and interest-bearing liabilities both increased by approximately $2.4 trillion. The lower spread on these interest-earning assets and liabilities had the impact of reducing our net interest yield for the second quarter and first half of 2010 as compared to the second quarter and first half of 2009.

The net interest income for our Capital Markets group reflects interest income from the assets that we have purchased and the interest expense from the debt we have issued. See “Business Segment Results” for a detailed discussion of our Capital Markets group’s net interest income.

Guaranty Fee Income

Guaranty fee income decreased in the second quarter and first half of 2010 compared with the second quarter and first half of 2009 because we consolidated the substantial majority of our MBS trusts and we recognize interest income and expense, instead of guaranty fee income, from consolidated trusts. At adoption of the new accounting standards, our guaranty-related assets and liabilities pertaining to previously unconsolidated trusts were eliminated; therefore, we no longer recognize amortization of previously recorded deferred cash and non-cash fees or fair value adjustments related to our guaranty to these trusts. Guaranty fee income for the second quarter and first half of 2010 reflects guaranty fees earned from unconsolidated trusts and other credit enhancements arrangements, such as our long-term standby commitments.

We continue to report guaranty fee income for our Single-Family business and our HCD business as a separate line item in “Business Segment Results.”

Net Other-Than-Temporary Impairment

For the second quarter of 2010, net other-than-temporary impairment decreased compared with the second quarter of 2009, primarily as a result of lower impairment on Alt-A and subprime securities. See “Note 6, Investments in Securities” for additional information regarding the net other-than-temporary impairment recognized in the second quarter of 2010.

Net other-than-temporary impairment for the first half of 2010 significantly decreased compared with the first half of 2009, driven primarily by the adoption of a new accounting standard effective April 1, 2009. As a result of this accounting standard, beginning with the second quarter of 2009, we recognize only the credit portion of other-than-temporary impairment in our condensed consolidated statements of operations. Approximately 88% of the impairment recorded in the first half of 2009 was recorded in the first quarter of 2009 prior to the change in accounting standards. The net other-than-temporary impairment charge recorded in the first half of 2010 was driven by a decrease in the present value of our cash flow projections on Alt-A and subprime securities. The net other-than-temporary impairment charge recorded in the first half of 2009 before our adoption of this accounting standard included both the credit and non-credit components of the loss in fair value and was driven primarily by additional impairment losses on some of our Alt-A and subprime securities that we had previously impaired, as well as impairment losses on other Alt-A and subprime securities, due to continued deterioration in the credit quality of the loans underlying these securities and further declines in the expected cash flows.

Fair Value Gains (Losses), Net

Table 9 presents the components of fair value gains and losses.

Table 9:  Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(756)	$(779)	$(1,591)	$(1,719)
Net change in fair value during the period	936	155	(390)	(273)

Total risk management derivatives fair value gains (losses), net	180	(624)	(1,981)	(1,992)
Mortgage commitment derivatives fair value gains (losses), net	(577)	87	(1,178)	(251)

Total derivatives fair value losses, net	(397)	(537)	(3,159)	(2,243)

Trading securities gains, net	640	1,561	1,698	1,728
Debt foreign exchange gains (losses), net	54	(169)	77	(114)
Debt fair value gains (losses), net	6	(32)	(18)	(8)

Fair value gains (losses), net	$303	$823	$(1,402)	$(637)

	2010	2009

5-year swap interest rate:
As of January 1	2.98%	2.13%
As of March 31	2.73	2.22
As of June 30	2.06	2.97

Risk Management Derivatives Fair Value Gains (Losses), Net

We supplement our issuance of debt securities with derivative instruments to further reduce duration and prepayment risks. We recorded derivative gains in the second quarter of 2010 primarily as a result of changes in implied interest rate volatility, partially offset by time decay on our purchased options.

We recorded derivative losses in the first half of 2010 primarily as a result of: (1) time decay on our purchased options; (2) a decrease in swap rates, which reduced the fair value of our pay-fixed derivatives; and (3) a decrease in implied interest rate volatility, which reduced the fair value of our purchased options.

During the second quarter and first half of 2009, increases in swap rates resulted in gains on our net pay-fixed swap position. These gains were more than offset by losses on our option-based derivatives as swap rate increases drove losses on our receive-fixed swaptions.

For additional information on our risk management derivatives, refer to “Note 10, Derivative Instruments.”

Mortgage Commitment Derivatives Fair Value Gains (Losses), Net

Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans generally are derivatives and changes in their fair value are recognized in our condensed consolidated statements of operations. We recognized higher losses on our mortgage securities commitments in the second quarter and first half of 2010 compared to gains in the second quarter of 2009 and losses in the first half of 2009, due primarily to losses on commitments to sell as a result of increased mortgage-related securities prices during the commitment period.

Trading Securities Gains, Net

Gains on trading securities in the second quarter and first half of 2010 were primarily driven by a decrease in interest rates and narrowing of credit spreads.

The gains on our trading securities during the second quarter and first half of 2009 were attributable to the narrowing of spreads on Commercial Mortgage-Backed Securities (“CMBS”), asset-backed securities, and corporate debt securities. Narrowing of spreads on agency MBS also contributed to the gains in the first half of 2009.

Losses from Partnership Investments

Losses from partnership investments decreased in the second quarter and first half of 2010 compared with the second quarter and first half of 2009 as we have not recognized net operating losses or other-than-temporary impairment on our LIHTC investments in 2010. In the fourth quarter of 2009, we reduced the carrying value of our LIHTC investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments. Losses from partnership investments recognized in the second quarter and first half of 2010 were due to other-than-temporary impairment on our other affordable housing investments.

Administrative Expenses

Administrative expenses increased in the second quarter and first half of 2010 compared with the second quarter and first half of 2009 due to an increase in employees and third-party services primarily related to our foreclosure prevention and credit loss mitigation efforts.

Credit-Related Expenses

Credit-related expenses consist of the provision for loan losses, provision for guaranty losses and foreclosed property expense. We detail the components of our credit-related expenses in Table 10.

Table 10:  Credit-Related Expenses

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Provision for loan losses	$4,295	$2,615	$16,234	$5,124
Provision for guaranty losses	69	15,610	33	33,435

Total provision for credit losses(1)	4,364	18,225	16,267	38,559
Foreclosed property expense	487	559	468	1,097

Credit-related expenses	$4,851	$18,784	$16,735	$39,656

(1)	Includes credit losses attributable to acquired credit-impaired loans and HomeSaver Advance fair value losses of $47 million and $2.2 billion for the three months ended June 30, 2010 and 2009, respectively, and $105 million and $3.7 billion for the six months ended June 30, 2010 and 2009, respectively.

Provision for Credit Losses

We summarize the changes in our combined loss reserves in Table 11. Upon recognition of the mortgage loans held by newly consolidated trusts on January 1, 2010, we increased our “Allowance for loan losses” and decreased our “Reserve for guaranty losses.” The impact at transition is reported as “Adoption of new accounting standards” in the table. The decrease in the combined loss reserves from transition represents a difference in the methodology used to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses and our separate presentation of the portion of the allowance related to accrued interest as our “Allowance for accrued interest receivable.” These changes are discussed in “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities.”

Table 11:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2010			2009	2010			2009
	Of	Of			Of	Of
	Fannie	Consolidated			Fannie	Consolidated
	Mae	Trusts	Total		Mae	Trusts	Total
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance(1)	$25,675	$34,894	$60,569	$4,630	$8,078	$1,847	$9,925	$2,772
Adoption of new accounting standards	—	—	—	—	—	43,576	43,576	—
Provision for loan losses	2,593	1,702	4,295	2,615	8,864	7,370	16,234	5,124
Charge-offs(2)	(4,446)	(1,947)	(6,393)	(672)	(6,151)	(5,402)	(11,553)	(1,309)
Recoveries	65	291	356	68	162	568	730	103
Transfers(3)	22,620	(22,620)	—	—	36,475	(36,475)	—	—
Net reclassifications(1)(4)	(3,663)	5,418	1,755	(109)	(4,584)	6,254	1,670	(158)

Ending balance(1)(5)	$42,844	$17,738	$60,582	$6,532	$42,844	$17,738	$60,582	$6,532

Reserve for guaranty losses:
Beginning balance	$233	$—	$233	$36,876	$54,430	$—	$54,430	$21,830
Adoption of new accounting standards	—	—	—	—	(54,103)	—	(54,103)	—
Provision for guaranty losses	69	—	69	15,610	33	—	33	33,435
Charge-offs	(56)	—	(56)	(4,314)	(117)	—	(117)	(7,258)
Recoveries	—	—	—	108	3	—	3	273

Ending balance	$246	$—	$246	$48,280	$246	$—	$246	$48,280

Combined loss reserves:
Beginning balance(1)	$25,908	$34,894	$60,802	$41,506	$62,508	$1,847	$64,355	$24,602
Adoption of new accounting standards	—	—	—	—	(54,103)	43,576	(10,527)	—
Total provision for credit losses	2,662	1,702	4,364	18,225	8,897	7,370	16,267	38,559
Charge-offs(2)	(4,502)	(1,947)	(6,449)	(4,986)	(6,268)	(5,402)	(11,670)	(8,567)
Recoveries	65	291	356	176	165	568	733	376
Transfers(3)	22,620	(22,620)	—	—	36,475	(36,475)	—	—
Net reclassifications(1)(4)	(3,663)	5,418	1,755	(109)	(4,584)	6,254	1,670	(158)

Ending balance(1)(5)	$43,090	$17,738	$60,828	$54,812	$43,090	$17,738	$60,828	$54,812

Attribution of charge-offs:
Charge-offs attributable to guaranty book of business			$(6,402)	$(2,821)			$(11,565)	$(4,877)
Charge-offs attributable to fair value losses on:
Acquired credit-impaired loans			(47)	(2,092)			(105)	(3,502)
HomeSaver Advance loans			—	(73)			—	(188)

Total charge-offs			$(6,449)	$(4,986)			$(11,670)	$(8,567)

	As of
	June 30,	December 31,
	2010	2009

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family(1)	$59,087	$62,312
Multifamily	1,741	2,043

Total	$60,828	$64,355

Single-family and multifamily loss reserves as a percentage of applicable guaranty book of business:
Single-family(1)	2.06%	2.14%
Multifamily	0.94	1.10
Combined loss reserves as a percentage of:
Total guaranty book of business(1)	1.99%	2.08%
Total nonperforming loans(1)	27.87	29.73

(1)	Prior period amounts have been reclassified and respective percentages have been recalculated to conform to the current period presentation.

(2)	Includes accrued interest of $611 million and $328 million for the three months ended June 30, 2010 and 2009, respectively and $1.2 billion and $575 million for the six months ended June 30, 2010 and 2009, respectively.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable and preforeclosure property taxes and insurance due from borrowers.

(5)	Includes $637 million and $309 million as of June 30, 2010 and 2009, respectively, for acquired credit-impaired loans.

Our provision for credit losses decreased, in both the second quarter and first half of 2010 compared with the second quarter and first half of 2009, primarily due to the moderate change in our combined loss reserves during the second quarter and first half of 2010 compared with the substantial increase in our combined loss reserves during the second quarter and first half of 2009. The substantial increase in our combined loss reserves during the second quarter and first half of 2009 reflected the significant growth in the number of loans that were seriously delinquent during that period, which was partly the result of the economic deterioration during 2009. Our provision for credit losses was substantially lower in both the second quarter and first half of 2010, because the percentage of our loans that were seriously delinquent as of June 30, 2010 decreased compared to March 31, 2010 and December 31, 2009, which was partly the result of the home retention workouts and the foreclosure alternatives that we have completed along with the higher foreclosure volumes. However, our provision for credit losses and level of delinquencies, although lower through the second quarter and first half of 2010, remained high and our combined loss reserves remained high due to:

•	A high level of nonperforming loans, delinquencies, and defaults due to the general deterioration in our guaranty book of business. Factors contributing to these conditions include the following:

•	Continued stress on a broader segment of borrowers due to continued high levels of unemployment and underemployment and the prolonged decline in home prices has resulted in higher delinquency rates on loans in our single-family guaranty book of business that do not have characteristics typically associated with higher-risk loans.

•	Certain loan categories continued to contribute disproportionately to the increase in our nonperforming loans and credit losses. These categories include: loans on properties in certain Midwest states, California, Florida, Arizona and Nevada; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans. Although we have identified each year of our 2005 through 2008 vintages as not profitable, the largest and most disproportionate contributors to credit losses are the 2006 and 2007 vintages. Accordingly, our concentration statistics throughout the MD&A display details for only these two vintages.

•	The prolonged decline in home prices has also resulted in negative home equity for some borrowers, especially when the impact of existing second mortgage liens is taken into account, which has affected their ability to refinance or willingness to make their mortgage payments, and caused higher delinquencies as shown in “Table 39: Serious Delinquency Rates.”

•	The number of loans that are seriously delinquent remained high due to delays in foreclosures because: (1) we require servicers to exhaust foreclosure prevention alternatives as part of our efforts to help borrowers stay in their homes; (2) recent legislation or judicial changes in the foreclosure process in a number of states have lengthened the foreclosure timeline; and (3) some jurisdictions are experiencing foreclosure processing backlogs due to high foreclosure case volumes. However, during the second quarter of 2010, the number of loans that transitioned out of seriously delinquent status exceeded the number of loans that became seriously delinquent, primarily due to the increase in loan modifications and foreclosure alternatives and higher volume of foreclosures.

•	A greater proportion of our combined loss reserves are attributable to individual impairment rather than the collective reserve for loan losses. We consider a loan to be individually impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. Individually impaired loans currently include, among others, those restructured in a troubled debt restructuring (“TDR”), which is a form of restructuring a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. Any impairment recognized on these loans is part of our provision for loan losses and allowance for loan losses. The higher level of workouts initiated as a result of our foreclosure prevention efforts through the first half of 2010, including HAMP, increased our total number of individually impaired loans, especially those considered to be TDRs, compared with the second quarter and first half of 2009. Frequently, the allowance calculated for an individually impaired loan is greater than the allowance which would be calculated under the collective reserve. Individual impairment for TDRs is based on the restructured loan’s expected cash flows over the life of the loan, discounted at the loan’s original effective interest rate. The model includes forward looking assumptions using multiple scenarios of the future economic environment, including interest rates and home prices.

•	We recorded an out-of-period adjustment of $1.1 billion to our provision for loan losses in the second quarter and first half of 2010, related to an additional provision for losses on preforeclosure property taxes and insurance receivables. For additional information about this adjustment, please see “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

While we acquired significantly more credit-impaired loans from MBS trusts in the second quarter and first half of 2010 compared with the second quarter and first half of 2009, we experienced a significant decline in fair value losses on acquired credit-impaired loans because of our adoption of the new accounting standards. Only purchases of credit-deteriorated loans from unconsolidated MBS trusts or as a result of other credit guarantees generate fair value losses upon acquisition. In the second quarter of 2010, we acquired approximately 570,000 loans from MBS trusts and during the first half of 2010, we acquired approximately 858,000 loans from MBS trusts.

While loans in certain states, certain higher-risk categories and our 2006 and 2007 vintages continue to contribute disproportionately to our credit losses, as displayed in Table 14, the portion of our combined loss reserves attributable to the Midwest remained flat, the portion attributable to our mortgage loans in California, Florida, Arizona and Nevada increased slightly, and the portion attributable to our Alt-A loans and our 2006 and 2007 loan vintages declined slightly as of June 30, 2010 compared with December 31, 2009, as the other portions of our guaranty book of business have generally deteriorated. The Midwest accounted for approximately 13% of our combined single-family loss reserves as of both June 30, 2010 and December 31, 2009. Our mortgage loans in California, Florida, Arizona and Nevada together accounted for approximately 55% of our combined single-family loss reserves as of June 30, 2010, compared with approximately 53% as of December 31, 2009. Our Alt-A loans represented approximately 32% of our combined single-family loss reserves as of June 30, 2010, compared with approximately 35% as of December 31, 2009, and our 2006 and 2007 loan vintages together accounted for approximately 68% of our combined single-family loss reserves as of June 30, 2010, compared with approximately 69% as of December 31, 2009.

For additional discussions on delinquent loans and concentrations, see “Risk Management—Mortgage Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management.” For discussions on our charge-offs, see “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics.”

Our balance of nonperforming single-family loans remained high as of June 30, 2010 due to both high levels of delinquencies and an increase in TDRs. The composition of our nonperforming loans is shown in Table 12. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 4, Mortgage Loans.”

Table 12:  Nonperforming Single-Family and Multifamily Loans

	As of
	June 30,	December 31,
	2010	2009
	(Dollars in millions)

On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$174,641	$34,079
Troubled debt restructurings on accrual status	38,969	6,922
HomeSaver Advance first-lien loans on accrual status	4,426	866

Total on-balance sheet nonperforming loans	218,036	41,867

Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts:
Nonperforming loans, excluding HomeSaver Advance first-lien loans(1)	201	161,406
HomeSaver Advance first-lien loans(2)	1	13,182

Total off-balance sheet nonperforming loans	202	174,588

Total nonperforming loans	$218,238	$216,455

Accruing on-balance sheet loans past due 90 days or more(3)	$833	$612

	For the	For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2010	2009
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$4,756	$1,341
Interest income recognized for the period(5)	3,449	1,206

(1)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(2)	Represents all off-balance sheet first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(3)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, including loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller in the event of a default.

(4)	Represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(5)	Represents interest income recognized during the period based on stated coupon rate for on-balance sheet loans classified as nonperforming as of the end of each period.

Foreclosed Property Expense

Foreclosed property expense decreased during the second quarter and first half of 2010 compared with the second quarter and first half of 2009. The decrease was due to the recognition of $211 million in the second quarter of 2010 and $773 million in the first half of 2010 from the cancellation and restructuring of some of our mortgage insurance coverage. These amounts represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce our future exposure to our mortgage insurers. In addition, during the second quarter of 2010, we began recording expenses related to preforeclosure property taxes and insurance to the provision for loan losses. The decrease in foreclosed property expense was partially offset by an increase in REO holding costs due to the continued rise in foreclosure activity which resulted in higher REO inventory and by an increase in valuation adjustments that reduced the value of our REO inventory.

Credit Loss Performance Metrics

Our credit-related expenses should be considered in conjunction with our credit loss performance. These credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with HomeSaver Advance loans and the acquisition of credit-impaired loans. We also exclude interest forgone on nonperforming loans in our mortgage portfolio, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses.

Historically, management viewed our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as indicators of the effectiveness of our credit risk management strategies. As our credit losses are now at such high levels, management has shifted focus away from the credit loss ratio to measure performance and has focused more on our loss mitigation strategies and the reduction of our credit losses on an absolute basis. However, we believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and are widely used by analysts, investors and other companies within the financial services industry. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans and HomeSaver Advance loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 13 details the components of our credit loss performance metrics as well as our average default rate and loss severity.

Table 13:  Credit Loss Performance Metrics

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2010			2009			2010			2009
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries(2)	$6,093	79.7	bp	$4,810	63.4	bp	$10,937	71.2	bp	$8,191	54.3	bp
Foreclosed property expense(2)	487	6.4		559	7.4		468	3.1		1,097	7.3

Credit losses including the effect of fair value losses on acquired credit-impaired loans and HomeSaver Advance loans	6,580	86.1		5,369	70.8		11,405	74.3		9,288	61.6
Less: Fair value losses resulting from acquired credit-impaired loans and HomeSaver Advance loans	(47)	(0.6)		(2,165)	(28.5)		(105)	(0.7)		(3,690)	(24.5)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense	512	6.7		139	1.8		892	5.8		228	1.5

Credit losses and credit loss ratio	$7,045	92.2	bp	$3,343	44.1	bp	$12,192	79.4	bp	$5,826	38.6	bp

Credit losses attributable to:
Single-family	$6,923			$3,301			$11,985			$5,766
Multifamily	122			42			207			60

Total	$7,045			$3,343			$12,192			$5,826

Average default rate		0.53%			0.24%			0.99%			0.42%
Average loss severity rate(3)		34.30			39.10			34.80			37.50

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Beginning in the second quarter of 2010, expenses relating to preforeclosure taxes and insurance, previously recorded as foreclosed property expense, were recorded as charge-offs. The impact of including these costs was 6.0 and 3.0 basis points for the three and six months ended June 30, 2010, respectively.

(3)	Excludes fair value losses on credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans and charge-offs from preforeclosure sales.

The increase in our credit losses reflects the increase in the number of defaults, particularly due to the prolonged period of high unemployment, decline in home prices and our prior acquisition of loans with higher-risk attributes. However, defaults in the second quarter and first half of 2009 were lower than they could have been due to the foreclosure moratoria during the end of 2008 and first quarter of 2009. The increase in defaults during 2010 was partially offset by a slight reduction in average loss severity as home prices have improved in some geographic regions.

Table 14 provides an analysis of our credit losses in certain higher-risk loan categories, loan vintages and loans within certain states that continue to account for a disproportionate share of our credit losses as compared with our other loans.

Table 14:  Credit Loss Concentration Analysis

				Percentage of
				Single-
				Family
	Percentage of			Credit Losses
	Single-Family Conventional			For the Three		For the Six
	Guaranty Book			Months		Months
	of Business Outstanding as of(1)			Ended		Ended
	June 30,	December 31,	June 30,	June 30,		June 30,
	2010	2009	2009	2010	2009	2010	2009

Geographical distribution:
Arizona, California, Florida and Nevada	28%	28%	28%	56%	57%	57%	57%
Illinois, Indiana, Michigan and Ohio	11	11	11	14	16	14	15
All other states	61	61	61	30	27	29	28
Select higher-risk product features(2)	23	24	26	64	70	64	71
Vintages:
2006	9	11	12	30	32	30	32
2007	14	15	17	37	34	37	34
All other vintages	77	74	71	33	34	33	34

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original LTV ratios greater than 90%, and loans with FICO credit scores less than 620.

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

Regulatory Hypothetical Stress Test Scenario

Under a September 2005 agreement with the Office of Federal Housing Enterprise Oversight, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Although other provisions of the September 2005 agreement were suspended in March 2009 by FHFA until further notice, this disclosure requirement was not suspended. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 15 compares the credit loss sensitivities for the periods indicated for first lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement.

Table 15:  Single-Family Credit Loss Sensitivity(1)

	As of
	June 30,	December 31,
	2010	2009
	(Dollars in millions)

Gross single-family credit loss sensitivity	$23,786	$18,311
Less: Projected credit risk sharing proceeds	(3,163)	(2,533)

Net single-family credit loss sensitivity	$20,623	$15,778

Outstanding single-family whole loans and Fannie Mae MBS(2)	$2,783,453	$2,830,004
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.74%	0.56%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 97% of our total single-family guaranty book of business as of both June 30, 2010 and December 31, 2009. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

(2)	As a result of our adoption of the new accounting standards, the balance reflects a reduction as of June 30, 2010 from December 31, 2009 due to unscheduled principal payments.

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

Federal Income Taxes

We were not able to recognize an income tax benefit for our pre-tax loss in the second quarter and first half of 2010 as it is more likely than not that we will not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. We recognized an income tax benefit in the first half of 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 1999 through 2004.

We recognized a provision for federal income taxes for the second quarter of 2009, which reflected our estimate of our annual effective tax rate. We recognized a tax benefit for the first half of 2009 due primarily to the benefit of carrying back a portion of our 2009 tax loss to prior years, net of the reversal of the use of certain tax credits.

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

Impairments and Fair Value Losses on Loans Under HAMP

Table 16 provides information about the impairments and fair value losses associated with mortgage loans owned or guaranteed by Fannie Mae entering trial modifications under HAMP. These amounts have been included in the calculation of our credit-related expenses in our condensed consolidated statements of operations for 2009 and the second quarter and first half of 2010. Please see “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” in our 2009 Form 10-K for a detailed discussion on these impairments and fair value losses.

When we begin to individually assess a loan for impairment, we exclude the loan from the population of loans on which we calculate our collective loss reserves. Table 16 does not reflect the potential reduction of our combined loss reserves from excluding individually impaired loans from this calculation.

Table 16:  Impairments and Fair Value Losses on Loans in HAMP(1)

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Impairments(2)	$2,239	$1,646	$9,802	$1,646
Fair value losses on credit-impaired loans acquired from MBS trusts(3)	2	89	6	89

Total	$2,241	$1,735	$9,808	$1,735

Loans entered into a trial modification under the program	24,900	34,700	116,600	34,700
Credit-impaired loans acquired from MBS trusts in trial modifications under the program(4)	14	655	58	655

(1)	Includes amounts for loans that entered into a trial modification under the program but that have not yet received, or that have been determined to be ineligible for, a permanent modification under the program. Some of these ineligible loans have since been modified outside of the program. Also includes loans that entered into a trial modification prior to the end of the periods presented, but were reported from servicers to us subsequent to that date.

(2)	Impairments consist of (a) impairments recognized on loans accounted for as loans restructured in a troubled debt restructuring and (b) incurred credit losses on loans in MBS trusts that have entered into a trial modification and been individually assessed for incurred credit losses. Amount includes impairments recognized subsequent to the date of loan acquisition.

(3)	These fair value losses are recorded as charge-offs against the “Reserve for guaranty losses” and have the effect of increasing the provision for guaranty losses in our condensed consolidated statements of operations.

(4)	Excludes loans purchased from consolidated trusts for the three and six months ended June 30, 2010 for which no fair value losses were recognized.

Servicer and Borrower Incentives

We incurred $143 million during the second quarter of 2010 and $238 million in the first half of 2010 in paid and accrued incentive fees for servicers and borrowers in connection with loans modified under HAMP, which we recorded as part of “Other expenses.”

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

While some line items in our segment results were not impacted by either the change from the new accounting standards or changes to our segment presentation, others were impacted materially, which reduces the comparability of our segment results with prior years. We have not restated prior year results nor have we presented current year results under the old presentation as we determined that it was impracticable to do so; therefore, our segment results reported in the current period are not comparable with prior years. In the table below, we compare our current segment reporting for our three business segments with our segment reporting in the prior year.

Segment Reporting in Current Periods Compared with Prior Year

Single-Family and HCD
Line Item		Current Segment Reporting		Prior Year Segment Reporting

Guaranty fee income	•	At adoption of the new accounting standards, we eliminated a substantial majority of our guaranty-related assets and liabilities in our consolidated balance sheet. We re-established an asset and a liability related to the deferred cash fees on Single-Family’s balance sheet and we amortize these fees as guaranty fee income with our contractual guaranty fees.	•	At the inception of a guaranty to an unconsolidated entity, we established a guaranty asset and guaranty obligation, which included deferred cash fees. These guaranty-related assets and liabilities were then amortized and recognized in guaranty fee income with our contractual guaranty fees over the life of the guaranty.

	•	We use a static yield method to amortize deferred cash fees to better align with the recognition of contractual guaranty fee income.	•	We used a prospective level yield method to amortize our guaranty-related assets and liabilities, which created significant fluctuations in our guaranty fee income as the interest rate environment shifted.

	•	We eliminated substantially all of our guaranty assets that were previously recorded at fair value upon adoption of the new accounting standards. As such, the recognition of fair value adjustments as a component of Single-Family guaranty fee income has been essentially eliminated.	•	We recorded fair value adjustments on our buy-up assets and certain guaranty assets as a component of Single-Family guaranty fee income.

Single-Family and HCD
Line Item		Current Segment Reporting		Prior Year Segment Reporting

Net Interest Income	•	Because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, the amount of interest expense Single-Family and HCD recognize related to forgone interest on nonperforming loans underlying MBS trusts has significantly increased.	•	Interest payments expected to be delinquent on off-balance sheet nonperforming loans were considered in the reserve for guaranty losses.

Credit-related expenses	•	Because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, we no longer recognize fair value losses upon acquiring credit-impaired loans from these trusts.	•	We recorded a fair value loss on credit-impaired loans acquired from MBS trusts.

	•	Upon recognition of mortgage loans held by newly consolidated trusts, we increased our allowance for loan losses and decreased our reserve for guaranty losses. We use a different methodology in estimating incurred losses under our allowance for loan losses versus under our reserve for guaranty losses which will result in lower credit-related expenses.	•	The majority of our combined loss reserves were recorded in the reserve for guaranty losses, which used a different methodology for estimating incurred losses versus the methodology used for the allowance for loan losses.

HCD only

Line Item		Current Segment Reporting		Prior Year Segment Reporting

Losses from partnership investments	•	We report losses from partnership investments on an equity basis in the HCD balance sheet. As a result, net income or loss attributable to noncontrolling interests is not included in losses from partnership investments.	•	Losses from partnership investments included net income or loss attributable to noncontrolling interests for the HCD segment.

Capital Markets

Line Item		Current Segment Reporting		Prior Year Segment Reporting

Net interest income	•	We recognize interest income on interest-earning assets that we own and interest expense on debt that we have issued.	•	In addition to the assets we own and the debt we issue, we also included interest income on mortgage-related assets underlying MBS trusts that we consolidated under the prior consolidation accounting standards and the interest expense on the corresponding debt of such trusts.

Investment gains and losses, net	•	We no longer designate the substantial majority of our loans held for securitization as held for sale as the substantial majority of related MBS trusts will be consolidated, thereby reducing lower of cost or fair value adjustments.	•	We designated loans held for securitization as held for sale resulting in recognition of lower of cost or fair value adjustments on our held-for-sale loans.

	•	We include the securities that we own, regardless of whether the trust has been consolidated, in reporting gains and losses on securitizations and sales of available-for-sale securities.	•	We excluded the securities of consolidated trusts that we owned in reporting of gains and losses on securitizations and sales of available-for-sale securities.

Fair value gains and losses, net	•	We include the trading securities that we own, regardless of whether the trust has been consolidated, in recognizing fair value gains and losses on trading securities.	•	MBS trusts that were consolidated were reported as loans and thus any securities we owned issued by these trusts did not have fair value adjustments.

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

Segment Results

Table 17 displays our segment results under our current segment reporting presentation for the second quarter and the first half of 2010.

Table 17:  Business Segment Results

	For the Three Months Ended June 30, 2010
	Business Segments			Other Activity/Reconciling Items
	Single		Capital	Consolidated		Eliminations/		Total
	Family	HCD	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(1,385)	$5	$3,549	$1,282		$756	(3)	$4,207
Benefit (provision) for loan losses	(4,319)	24	—	—		—		(4,295)

Net interest income (expense) after provision for loan losses	(5,704)	29	3,549	1,282		756		(88)

Guaranty fee income (expense)	1,795	195	(360)	(1,130	)(4)	(448	)(4)	52
Investment gains (losses), net	2	(1)	779	(28)		(729	)(5)	23
Net other-than-temporary impairments	—	—	(137)	—		—		(137)
Fair value gains (losses), net	—	—	631	11		(339	)(6)	303
Debt extinguishment losses, net	—	—	(128)	(31)		—		(159)
Losses from partnership investments	—	(22)	—	—		(4)		(26)
Fee and other income (expense)	85	28	136	(7)		—		242
Administrative expenses	(436)	(93)	(141)	—		—		(670)
Benefit (provision) for guaranty losses	(73)	4	—	—		—		(69)
Foreclosed property expense	(479)	(8)	—	—		—		(487)
Other income (expenses)	(259)	(11)	91	—		(19	)(7)	(198)

Income (loss) before federal income taxes	(5,069)	121	4,420	97		(783)		(1,214)
Provision (benefit) for federal income taxes	(1)	2	8	—		—		9

Net income (loss)	(5,068)	119	4,412	97		(783)		(1,223)
Less: Net loss attributable to noncontrolling interests	—	—	—	—		5	(8)	5

Net income (loss) attributable to Fannie Mae	$(5,068)	$119	$4,412	$97		$(778)		$(1,218)

	For the Six Months Ended June 30, 2010
	Business Segments			Other Activity/Reconciling Items
	Single		Capital	Consolidated		Eliminations/		Total
	Family	HCD	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(3,330)	$9	$6,606	$2,521		$1,190	(3)	$6,996
Benefit (provision) for loan losses	(16,264)	30	—	—		—		(16,234)

Net interest income (expense) after provision for loan losses	(19,594)	39	6,606	2,521		1,190		(9,238)

Guaranty fee income (expense)	3,563	389	(639)	(2,327	)(4)	(880	)(4)	106
Investment gains (losses), net	4	(1)	1,571	(183)		(1,202	)(5)	189
Net other-than-temporary impairments	—	—	(373)	—		—		(373)
Fair value losses, net	—	—	(555)	(24)		(823	)(6)	(1,402)
Debt extinguishment losses, net	—	—	(183)	(100)		—		(283)
Losses from partnership investments	—	(80)	—	—		(4)		(84)
Fee and other income (expense)	132	63	240	(14)		—		421
Administrative expenses	(826)	(192)	(257)	—		—		(1,275)
Benefit (provision) for guaranty losses	(84)	51	—	—		—		(33)
Foreclosed property expense	(449)	(19)	—	—		—		(468)
Other income (expenses)	(431)	(17)	118	—		(40	)(7)	(370)

Income (loss) before federal income taxes	(17,685)	233	6,528	(127)		(1,759)		(12,810)
Provision (benefit) for federal income taxes	(52)	15	(21)	—		—		(58)

Net income (loss)	(17,633)	218	6,549	(127)		(1,759)		(12,752)
Less: Net loss attributable to noncontrolling interests	—	—	—	—		4	(8)	4

Net income (loss) attributable to Fannie Mae	$(17,633)	$218	$6,549	$(127)		$(1,755)		$(12,748)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our balance sheet under the new accounting standard.

(2)	Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our condensed consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)	Represents the guaranty fees paid from consolidated trusts to the Single-Family and HCD segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting.

(5)	Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and retained in the Capital Markets portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Represents the removal of amortization of deferred revenue on certain credit enhancements from the Single-Family and HCD segment balance sheets that are eliminated upon reconciliation to our condensed consolidated balance sheets.

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our condensed consolidated balance sheets.

Single-Family Business Results

Table 18 summarizes the financial results of the Single-Family business for the second quarter and the first half of 2010 under the current segment reporting presentation and for the second quarter and the first half of 2009 under the prior segment reporting presentation. The primary sources of revenue for our Single-Family business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses and administrative expenses.

Table 18:  Single-Family Business Results

			For the Six Months
	For the Three Months Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Net interest income (expense)	$(1,385)	$186	$(3,330)	$201
Guaranty fee income(2)	1,795	1,865	3,563	3,831
Credit-related expenses(3)	(4,871)	(18,391)	(16,797)	(38,721)
Other expenses(4)	(608)	(438)	(1,121)	(792)

Loss before federal income taxes	(5,069)	(16,778)	(17,685)	(35,481)
Benefit for federal income taxes	1	138	52	783

Net loss attributable to Fannie Mae	$(5,068)	$(16,640)	$(17,633)	$(34,698)

Other key performance data:
Single-family effective guaranty fee rate (in basis points)(1)(5)	25.0	26.1	24.7	27.0
Single-family average charged fee on new acquisitions (in basis points)(6)	27.3	23.7	27.1	22.5
Average single-family guaranty book of business(7)	$2,871,208	$2,855,504	$2,884,767	$2,837,800
Single-family Fannie Mae MBS issues(8)	$111,457	$311,171	$235,814	$463,114

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, guaranty fee income related to consolidated MBS trusts consists of contractual guaranty fees and the amortization of deferred cash fees using a static effective yield method. In 2009, guaranty fee income consisted of amortization of our guaranty-related assets and liabilities using a prospective yield method and fair value adjustments of buys-ups and certain guaranty assets.

(3)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property income or expense.

(4)	Consists of investment gains and losses, fee and other income, other expenses, and administrative expenses.

(5)	Presented in basis points based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business.

(6)	Presented in basis points. Represents the average contractual fee rate for our single-family guarantee arrangements plus the recognition of any upfront cash payments ratably over an estimated average life.

(7)	Consists of single-family mortgage loans held in our mortgage portfolio, single-family mortgage loans held by consolidated trusts, single-family Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(8)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment. In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac in which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through three separate assistance programs: a temporary credit and liquidity facilities (“TCLF”) program, a new issue bond (“NIB”) program and a multifamily credit enhancement program. Includes HFA new issue bond program issuances of $3.1 billion for the first half of 2010. We did not have any HFA new issue bond program issuances in the second quarter of 2010.

Net Interest Income (Expense)

Net interest income (expense) for the Single-Family business segment includes forgone interest on nonperforming loans, loss recoveries on performing loans, and an allocated cost of capital charge between our three business segments. In the second quarter and the first half of 2010, net interest expense was primarily driven by an increase in forgone interest on nonperforming loans, which increased to $2.2 billion in the second quarter of 2010 from $240 million in the second quarter of 2009 and to $4.8 billion in the first half of 2010 from $457 million in the first half of 2009. The increase in forgone interest on nonperforming loans was due to the increase in nonperforming loans in our condensed consolidated balance sheets as a result of our adoption of the new accounting standards.

Guaranty Fee Income

Guaranty fee income decreased in the second quarter and the first half of 2010 compared with the second quarter and the first half of 2009, primarily because: (1) we now amortize our single-family deferred cash fees under the static yield method, which resulted in lower amortization income compared with 2009 when we amortized these fees under the prospective level yield method; (2) guaranty fee income in 2009 included the amortization of certain non-cash deferred items, the balance of which was eliminated upon adoption of the new accounting standards and was not re-established on Single-Family’s balance sheet at the transition date; and (3) guaranty fee income in the second quarter and the first half of 2009 reflected an increase in the fair value of buy-ups and certain guaranty assets which are no longer marked to fair value under the new segment reporting.

The average single-family guaranty book of business increased by 0.5% for the second quarter of 2010 compared with the second quarter of 2009 and 1.7% for the first half of 2010 compared with the first half of 2009 due to increases in our average outstanding Fannie Mae MBS and other guarantees throughout 2009 and the first half of 2010 as our market share of new single-family mortgage securities issuances remained high and new MBS issuances outpaced liquidations.

The average single-family charged guaranty fee on new acquisitions increased in the second quarter and the first half of 2010 compared with the second quarter and the first half of 2009 primarily due to an increase in acquisitions of loans with characteristics that receive risk-based pricing adjustments.

Credit-Related Expenses

Single-family credit-related expenses decreased, in both the second quarter and the first half of 2010 compared with the second quarter and the first half of 2009, primarily due to the moderate change in our combined loss reserves during the second quarter and first half of 2010 compared with the substantial increase in our combined loss reserves during the second quarter and first half of 2009. Additionally, because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, we no longer recognize fair value losses upon acquiring credit-impaired loans from these trusts. Although our credit-related expenses declined in the second quarter and the first half of 2010, our charge-offs were higher in the second quarter and the first half of 2010 compared with the second quarter and the first half of 2009 due to an increase in the number of defaults.

Credit-related expenses in the Single-Family business represent the substantial majority of our total consolidated losses. We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses.”

Federal Income Taxes

We recognized an income tax benefit in the first half of 2010 due to the reversal of a portion of the valuation allowance for deferred tax assets primarily due to a settlement agreement reached with the IRS in 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. The tax benefit recognized for the second quarter and the first half of 2009 was primarily due to the benefit of carrying back to prior years a portion of our 2009 tax loss, net of the reversal of the use of certain tax credits.

HCD Business Results

Table 19 summarizes the financial results for our HCD business for the second quarter and the first half of 2010 under the current segment reporting presentation and for the second quarter and the first half of 2009 under the prior segment reporting presentation. The primary sources of revenue for our HCD business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses, net operating losses associated with our partnership investments, and administrative expenses.

Table 19:  HCD Business Results

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income(2)	$195	$164	$389	$322
Fee and other income	28	20	63	47
Losses on partnership investments(3)	(22)	(571)	(80)	(928)
Credit-related income (expenses)(4)	20	(393)	62	(935)
Other expenses(5)	(100)	(133)	(201)	(302)

Income (loss) before federal income taxes	121	(913)	233	(1,796)
Provision for federal income taxes	(2)	(43)	(15)	(211)

Net income (loss)	119	(956)	218	(2,007)
Less: Net loss attributable to the noncontrolling interests(3)	—	26	—	43

Net income (loss) attributable to Fannie Mae	$119	$(930)	$218	$(1,964)

Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(1)(6)	41.9	37.0	41.9	36.6
Credit loss performance ratio (in basis points)(7)	26.2	9.5	22.3	6.8
Average multifamily guaranty book of business(8)	$186,105	$177,475	$185,841	$176,089
Multifamily Fannie Mae MBS issues(9)	$2,727	$4,740	$6,801	$7,117

	As of
	June 30,	December 31,
	2010	2009
	(Dollars in millions)

Multifamily Fannie Mae MBS Outstanding(10)	$61,972	$59,852

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, guaranty fee income related to consolidated MBS trusts consists of contractual guaranty fees. In 2009, guaranty fee income consisted of amortization of our guaranty-related assets and liabilities using a prospective yield method.

(3)	In 2010, income or loss from partnership investments is reported using the equity method of accounting. As a result, net income or loss attributable to noncontrolling interests from partnership investments is not included in gains or losses for the HCD segment. In 2009, income or loss from partnership investments is reported using either the equity method or consolidation, in accordance with GAAP, with net income or losses attributable to noncontrolling interests included in partnership investments income or loss.

(4)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property expense.

(5)	Consists of net interest income, investment losses, other expenses, and administrative expenses.

(6)	Presented in basis points based on annualized HCD segment guaranty fee income divided by the average multifamily guaranty book of business.

(7)	Basis points are based on the annualized amount for credit losses divided by the average multifamily guaranty book of business.

(8)	Consists of multifamily mortgage loans held in our mortgage portfolio, multifamily mortgage loans held by consolidated trusts, multifamily Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(9)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the HCD segment. Includes HFA new issue bond program issuances of $1.0 billion for the first half of 2010. We did not have any HFA new issue bond program issuances in the second quarter of 2010. Also includes $256 million of new MBS issuances as a result of converting adjustable rate loans to fixed rate loans in the second quarter and the first half of 2010.

(10)	Includes $9.8 billion of Fannie Mae multifamily MBS held in the mortgage portfolio and $1.4 billion of bonds issued by HFAs as of June 30, 2010.

Guaranty Fee Income

HCD guaranty fee income increased in the second quarter and first half of 2010 compared with the second quarter and first half of 2009 primarily attributable to higher fees charged on new acquisitions in recent years, which have become an increasingly larger part of our book of business.

Losses from Partnership Investments

In the fourth quarter of 2009, we reduced the carrying value of our LIHTC investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments, which resulted in lower losses in the second quarter and the first half of 2010 compared with the second quarter and the first half of 2009. Losses from partnership investments recognized in the second quarter and the first half of 2010 were due to other-than-temporary impairment on our other affordable housing investments.

Credit-Related Income (Expenses)

The shift from credit-related expenses in the second quarter and first half of 2009 to credit-related income in the second quarter and first half of 2010 was a result of a slight decline in multifamily combined loss reserve levels in the second quarter and first half of 2010 compared to an increase in these reserves in the second quarter and first half of 2009. We recognized a significant increase in our combined multifamily loss reserves in the second quarter and first half of 2009 as a result of the economic downturn and lack of liquidity in the market, which adversely affected multifamily property values, vacancy rates and rent levels, the cash flows generated from these investments and refinancing options. In the second quarter and first half of 2010, the combined multifamily loss reserves have decreased slightly as a result of stabilization in cap rates, the use of more current property level financial data, and an improvement in multifamily market fundamentals relative to previously depressed levels.

Although the pace of decline in the multifamily housing market has moderated, our multifamily net charge-offs and foreclosed property expense increased from $42 million in the second quarter of 2009 to $122 million in the second quarter of 2010 and from $60 million in the first half of 2009 to $207 million in the first half of 2010. The increase in net charge-offs and foreclosed property expense was driven by sustained unfavorable economic conditions and the related adverse impact on multifamily fundamentals, which led to increased delinquencies and defaults over the past year.

Federal Income Taxes

We recognized a provision for income taxes in the first half of 2010 resulting from a settlement agreement reached with the IRS with respect to our unrecognized tax benefits for tax years 1999 through 2004. The tax provision recognized for the second quarter and the first half of 2009 was attributable to the reversal of previously utilized tax credits because of our ability to carry back to prior years net operating losses.

Capital Markets Group Results

Table 20 summarizes the financial results for our Capital Markets group for the second quarter and the first half of 2010 under the current segment reporting presentation and for the second quarter and the first half of 2009 under the prior segment reporting presentation. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion on the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion on the derivative instruments that Capital Markets uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments,” “Risk Management—Market Risk Management, Including Interest Rate Risk—Derivatives Activity,” and “Note 10, Derivative Instruments.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, other-than-temporary impairment, and administrative expenses.

Table 20:  Capital Markets Group Results

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Net interest income(2)	$3,549	$3,600	$6,606	$6,895
Investment gains (losses), net(3)(4)	779	(30)	1,571	120
Net other-than-temporary impairments(3)	(137)	(753)	(373)	(6,406)
Fair value gains (losses), net(5)	631	823	(555)	(637)
Fee and other income	136	71	240	140
Other expenses(6)	(538)	(777)	(961)	(1,400)

Income (loss) before federal income taxes	4,420	2,934	6,528	(1,288)
Benefit (provision) for federal income taxes	(8)	(118)	21	28

Net income (loss) attributable to Fannie Mae	$4,412	$2,816	$6,549	$(1,260)

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, Capital Markets net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts. In 2009, the Capital Markets group’s net interest income included interest income on mortgage-related assets underlying MBS trusts that we consolidated under the prior consolidation accounting standards and the interest expense on the corresponding debt of such trusts.

(3)	Certain prior period amounts have been reclassified to conform to our current period presentation.

(4)	In 2010, we include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities. In 2009, we excluded the securities of consolidated trusts that we own in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(5)	In 2010, fair value gains or losses on trading securities include the trading securities that we own, regardless of whether the trust has been consolidated. In 2009, MBS trusts that were consolidated were reported as loans and thus any securities we owned issued by these trusts did not have fair value adjustments.

(6)	Includes allocated guaranty fee expense, debt extinguishment losses, net, administrative expenses, and other expenses. In 2010, gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group because purchases of securities are recognized as such. In 2009, gains or losses related to the extinguishment of debt issued by consolidated trusts were included in the Capital Markets group’s results as debt extinguishment gain or loss.

Net Interest Income

The Capital Markets group’s interest income consists of interest on the segment’s interest-earning assets, which differs from interest-earning assets in our condensed consolidated balance sheets. We exclude loans and securities that underlie the consolidated trusts from our Capital Markets group balance sheets. The net interest income reported by the Capital Markets group excludes the interest income earned on assets held by consolidated trusts. As a result, we report interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our portfolio, after we stop recognizing interest income in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income for reimbursement from Single-Family and HCD for the contractual interest due under the terms of our intracompany guaranty arrangement.

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

The Capital Markets group’s net interest income decreased in the second quarter and first half of 2010 compared with the second quarter and first half of 2009 because the decline in the interest yield on our average interest-earning assets more than offset the decline in borrowing rates as we replaced higher-cost debt with lower-cost debt. In addition, Capital Markets net interest income and net interest yield benefited from funds we received from Treasury under the senior preferred stock purchase agreement as the cash received was used to reduce our debt and the cost of these funds is included in dividends rather than interest expense.

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value gains (losses), net” and is shown in “Table 9: Fair Value Gains (Losses), Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $756 million in the second quarter of 2010 compared with a $779 million decrease in the second quarter of 2009 and a $1.6 billion decrease in the first half of 2010 compared with a $1.7 billion decrease in the first half of 2009.

Investment Gain (Losses), Net

The shift from investment losses in the second quarter of 2009 to investment gains in the second quarter of 2010 and the increase in investment gains in the first half of 2010 compared with the first half of 2009 was primarily driven by an increase in gains on sales of available-for-sale securities as well as from a significant decline in lower of cost or fair value adjustments on held-for-sale loans as we reclassified almost all of these loans to held-for-investment upon adoption of the new accounting standards.

Fair Value Gains (Losses), Net

The derivative gains and losses and foreign exchange gains and losses that are reported for the Capital Markets group are consistent with these same losses reported in our condensed consolidated results of operations. We discuss details of these components of fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

The gains on our trading securities for the segment during the second quarter and first half of 2010 were driven by a decrease in interest rates and narrowing of credit spreads.

The gains on our trading securities during the second quarter and first half of 2009 were attributable to the narrowing of spreads on CMBS, asset-backed securities, and corporate debt securities. Narrowing of spreads on agency MBS also contributed to the gains in the first half of 2009.

Net Other-Than-Temporary Impairment

The net other-than-temporary impairment recognized by the Capital Markets group is consistent with the net other-than-temporary impairment reported in our condensed consolidated results of operations. We discuss details on net other-than-temporary impairment in “Consolidated Results of Operations—Net Other-Than-Temporary Impairment.”

Federal Income Taxes

We recognized an income tax benefit in the first half of 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS in the first quarter of 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. We recorded a tax provision for the second quarter of 2009 and a tax benefit for the first half of 2009. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax income or losses recognized in the second quarter and first half of 2009.

The Capital Markets Group’s Mortgage Portfolio

The Capital Markets group’s mortgage portfolio consists of mortgage-related securities and mortgage loans that we own. Mortgage-related securities held by Capital Markets include Fannie Mae MBS and non-Fannie Mae mortgage-related securities. The Fannie Mae MBS that we own are maintained as securities on the Capital Markets group’s balance sheets. Mortgage-related assets held by consolidated MBS trusts are not included in the Capital Markets group’s mortgage portfolio.

We are restricted by our senior preferred stock purchase agreement with Treasury in the amount of mortgage assets that we may own. Beginning on December 31, 2010 and each year thereafter, we are required to reduce our Capital Markets group’s mortgage portfolio to no more than 90% of the maximum allowable amount we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of mortgage assets we own declines to no more than $250 billion. The maximum allowable amount we may own prior to December 31, 2010 is $900 billion and on December 31, 2010 is $810 billion.

Table 21 summarizes our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance for the three and six months ended June 30, 2010.

Table 21:  Capital Markets Group’s Mortgage Portfolio Activity

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
	(Dollars in millions)

Mortgage loans:
Beginning balance	$330,277	$281,162
Purchases	130,028	200,589
Securitizations(1)	(13,912)	(28,166)
Liquidations(2)	(20,208)	(27,400)

Mortgage loans, ending balance	426,185	426,185

Mortgage securities:
Beginning balance	$434,532	$491,566
Purchases(3)	4,678	33,864
Securitizations(1)	13,912	28,166
Sales	(35,604)	(115,388)
Liquidations(2)	(25,903)	(46,593)

Mortgage securities, ending balance	391,615	391,615

Total Capital Markets mortgage portfolio, ending balance	$817,800	$817,800

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under the new accounting standards on the transfers of financial assets.

(2)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

In the first quarter of 2010, we began to significantly increase our purchases of delinquent loans from single-family MBS trusts. Under our single-family MBS trust documents, we have the option to purchase from MBS trusts loans that are delinquent as to four or more consecutive monthly payments. Through June 30, 2010, we had purchased the substantial majority of our delinquent loan population which resulted in an increase in our Capital Market’s mortgage portfolio. We purchased approximately 858,000 delinquent loans with an unpaid principal balance of approximately $170 billion from single-family MBS trusts in the first half of 2010 including the purchase of approximately 570,000 delinquent loans with an unpaid principal balance of approximately $114 billion in the second quarter of 2010.

We expect to continue to purchase loans from our single-family MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of June 30, 2010, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was approximately $9 billion. In July 2010, we purchased approximately 50,000 delinquent loans with an unpaid principal balance of approximately $9 billion from our single-family MBS trusts.

Table 22 shows the composition of the Capital Markets group’s mortgage portfolio based on unpaid principal balance as of June 30, 2010 and as of January 1, 2010, immediately after we adopted the new accounting standards.

Table 22:  Capital Markets Group’s Mortgage Portfolio Composition

	As of
	June 30,	January 1,
	2010	2010
	(Dollars in millions)

Capital Markets Group’s mortgage loans:
Single-family loans
Government insured or guaranteed	$51,771	$51,395
Conventional:
Long-term, fixed-rate	218,631	94,236
Intermediate-term, fixed-rate	10,631	8,418
Adjustable-rate	38,111	18,493

Total conventional single-family	267,373	121,147

Total single-family loans	319,144	172,542

Multifamily loans
Government insured or guaranteed	479	521
Conventional:
Long-term, fixed-rate	4,874	4,941
Intermediate-term, fixed-rate	80,335	81,610
Adjustable-rate	21,353	21,548

Total conventional multifamily	106,562	108,099

Total multifamily loans	107,041	108,620

Total Capital Markets Group’s mortgage loans(1)	426,185	281,162

Capital Markets Group’s mortgage-related securities:
Fannie Mae	282,186	358,495
Freddie Mac	21,217	41,390
Ginnie Mae	1,633	1,255
Alt-A private-label securities	23,714	25,133
Subprime private-label securities	18,929	20,001
CMBS	25,577	25,703
Mortgage revenue bonds	13,504	14,448
Other mortgage-related securities	4,855	5,141

Total Capital Markets Group’s mortgage-related securities(2)	391,615	491,566

Total Capital Markets Group’s mortgage portfolio	$817,800	$772,728

(1)	The total unpaid principal balance of nonperforming loans in the Capital Markets Group’s mortgage loans was $216.2 billion as of June 30, 2010.

(2)	The fair value of these mortgage-related securities was $396.4 billion as of June 30, 2010.

CONSOLIDATED BALANCE SHEET ANALYSIS

As discussed in “Executive Summary,” effective January 1, 2010, we prospectively adopted new accounting standards which had a significant impact on the presentation of our condensed consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts. In the table below, we summarize the primary impacts of the new accounting standards to our condensed consolidated balance sheet for 2010.

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

Table 23 presents a summary of our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, as well as the impact of the transition to the new accounting standards on January 1, 2010. Following the table is a discussion of material changes in the major components of our assets, liabilities and deficit from January 1, 2010 through June 30, 2010.

Table 23:	Summary of Condensed Consolidated Balance Sheets

	As of			Variance
	June 30,	January 1,	December 31,	January 1 to	December 31, 2009 to
	2010	2010	2009	June 30, 2010	January 1, 2010
	(Dollars in millions)

Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$65,452	$60,161	$60,496	$5,291	$(335)
Restricted cash	38,855	48,653	3,070	(9,798)	45,583
Investments in securities(1)	183,013	161,088	349,667	21,925	(188,579)
Mortgage loans	2,981,041	2,985,445	404,486	(4,404)	2,580,959
Allowance for loan losses	(60,582)	(53,501)	(9,925)	(7,081)	(43,576)

Mortgage loans, net of allowance for loan losses	2,920,459	2,931,944	394,561	(11,485)	2,537,383
Other assets(2)	48,488	44,389	61,347	4,099	(16,958)

Total assets	$3,256,267	$3,246,235	$869,141	$10,032	$2,377,094

Liabilities and equity (deficit)
Debt(3)	$3,225,406	$3,223,054	$774,554	$2,352	$2,448,500
Other liabilities(4)	32,272	35,164	109,868	(2,892)	(74,704)

Total liabilities	3,257,678	3,258,218	884,422	(540)	2,373,796

Senior preferred stock	84,600	60,900	60,900	23,700	—
Other equity (deficit)(5)	(86,011)	(72,883)	(76,181)	(13,128)	3,298

Total stockholders’ equity (deficit)	(1,411)	(11,983)	(15,281)	10,572	3,298

Total liabilities and stockholders’ deficit	$3,256,267	$3,246,235	$869,141	$10,032	$2,377,094

(1)	Includes $52.8 billion as of June 30, 2010 and $8.9 billion as of January 1, 2010 and December 31, 2009 of non-mortgage-related securities that are included in our other investments portfolio in “Table 24: Cash and Other Investments Portfolio.”

(2)	Consists of: advances to lenders; accrued interest receivable, net; acquired property, net; derivative assets, at fair value; guaranty assets; deferred tax assets, net; partnership investments; servicer and MBS trust receivable and other assets.

(3)	Consists of: federal funds purchased and securities sold under agreements to repurchase; short-term debt; and long-term debt.

(4)	Consists of: accrued interest payable; derivative liabilities; reserve for guaranty losses; guaranty obligations; partnership liabilities; servicer and MBS trust payable; and other liabilities.

(5)	Consists of: preferred stock; common stock; additional paid-in capital; retained earnings (accumulated deficit); accumulated other comprehensive loss; treasury stock; and noncontrolling interest.

Cash and Other Investments Portfolio

Table 24 provides information on the composition of our cash and other investments portfolio for the periods indicated.

Table 24:	Cash and Other Investments Portfolio

	As of
	June 30,	January 1,
	2010	2010
	(Dollars in millions)

Cash and cash equivalents(1)	$27,844	$6,793
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,608	53,368
Non-mortgage-related securities:
U.S. Treasury securities	45,712	3
Asset-backed securities	7,103	8,515
Corporate debt securities	—	364

Total non-mortgage-related securities	52,815	8,882

Total cash and other investments	$118,267	$69,043

(1)	Includes $14.4 billion of U.S. Treasury securities and $2.0 billion of certificates of deposit as of June 30, 2010, with a maturity at the date of acquisition of three months or less.

Our total cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and non-mortgage investment securities. Our cash and other investments portfolio increased as of June 30, 2010 compared with January 1, 2010 primarily because of our efforts to improve our liquidity position, including investing in higher quality and more liquid investments. In addition, under direction from FHFA, in the first quarter of 2010 we began diversifying our cash and other investments portfolio to include U.S. Treasury securities. Our policy mandates that U.S. Treasury securities comprise an amount greater than or equal to 50% of the average of the previous three month-end balances of our cash and other investments portfolio (as adjusted in agreement with FHFA). For additional information on our liquidity management policies, see “Liquidity and Capital Management—Liquidity Management—Liquidity Risk Management Practices.”

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are reported at fair value. See “Note 6, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of June 30, 2010.

Investments in Agency Mortgage-Related Securities

Our investments in agency mortgage-related securities consist of securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Investments in agency mortgage securities declined to $60.3 billion as of June 30, 2010 compared with $83.7 billion as of January 1, 2010. The decline was due to settlement of sales commitments related to dollar roll transactions.

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, such as sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $43.0 billion as of June 30, 2010, of which $31.9 billion was rated below investment grade. Table 25 presents the fair value of our investments in Alt-A and subprime private-label securities and an analysis of the cumulative losses on these investments as of June 30, 2010.

Table 25:  Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of June 30, 2010
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses(3)	Component(4)	Component(5)
	(Dollars in millions)

Trading securities:(1)
Alt-A private-label securities	$3,249	$1,409	$(1,789)	$(631)	$(1,158)
Subprime private-label securities	2,873	1,645	(1,227)	(350)	(877)

Total	$6,122	$3,054	$(3,016)	$(981)	$(2,035)

Available-for-sale securities:(2)
Alt-A private-label securities	$20,465	$14,481	$(6,054)	$(2,613)	$(3,441)
Subprime private-label securities	16,437	10,255	(6,226)	(1,884)	(4,342)

Total	$36,902	$24,736	$(12,280)	$(4,497)	$(7,783)

(1)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio as Fannie Mae securities.

(2)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities. Although the wrap transaction is supported by financial guarantees that cover all of our credit risk, we have not included the benefit of these financial guarantees in determining the credit component balance in this table.

(3)	Amounts reflect the difference between the amortized cost basis (unpaid principal balance net of unamortized premiums, discounts and other cost basis adjustments), excluding other-than-temporary impairment losses, net of accretion for available-for-sale securities, recorded in earnings, and the fair value.

(4)	Represents the estimated portion of the total cumulative losses that is noncredit-related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(5)	For securities classified as trading, amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available-for-sale, amounts reflect the portion of other-than-temporary impairment losses net of accretion that are recognized in earnings in accordance with the accounting standards for other-than-temporary impairments.

Table 26 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and First American CoreLogic, LoanPerformance (“First American CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of June 30, 2010. Based on the stressed condition of some of our financial guarantors, we believe some of these counterparties will not fully meet their obligation to us in the future. See “Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 26:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of June 30, 2010
	Unpaid Principal Balance						Monoline
		Available-			Average	Average	Financial
		for-		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
				(Dollars in millions)

Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$548	$—	32.2%	46.9%	20.4%	$—
2005	—	1,462	—	43.2	52.2	45.3	284
2006	—	1,523	—	47.1	59.6	39.2	240
2007	2,259	—	—	46.1	59.9	61.1	822
Other Alt-A mortgage loans:
2004 and prior	—	7,414	—	9.3	50.8	12.2	16
2005	99	4,690	150	24.4	51.5	8.7	—
2006	71	4,692	—	31.9	55.9	4.2	—
2007	820	—	220	48.3	67.3	33.3	341
2008(8)	—	136	—				—

Total Alt-A mortgage loans:	3,249	20,465	370				1,703

Subprime mortgage loans:
2004 and prior(9)	—	2,315	728	24.2	70.3	59.5	716
2005(8)	—	230	1,664	44.4	71.0	58.1	230
2006	—	13,206	—	51.3	71.1	21.7	52
2007	2,873	686	6,091	49.7	68.5	24.9	187

Total subprime mortgage loans:	2,873	16,437	8,483				1,185

Total Alt-A and subprime mortgage loans:	$6,122	$36,902	$8,853				$2,888

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflects information from June 2010 remittances for May 2010 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from First American CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The First American CoreLogic severity data reflects information from June 2010 remittances for May 2010 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

(5)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own or guarantee. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancements in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own or guarantee.

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $136 million for the 2008 vintage of other Alt-A loans and $32 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities. Although the wrap transaction is supported by financial guarantees that cover all of our credit risk, we have not included the amount of these financial guarantees in the consolidated securities in this table.

Mortgage Loans

The mortgage loans reported in our condensed consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either held for sale or held for investment. Mortgage loans decreased from January 1, 2010 to June 30, 2010 as scheduled principal paydowns and prepayments were greater than the principal balance of the loans securitized through our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 4, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”

Debt Instruments

The debt reported in our condensed consolidated balance sheets consists of two categories of debt, which we refer to as “debt of Fannie Mae” and “debt of consolidated trusts.” Debt of Fannie Mae, which consists of short-term debt, long-term debt and federal funds purchased and securities sold under agreements to repurchase, is the primary means of funding our mortgage investments and managing interest rate risk exposure. Debt of consolidated trusts represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our condensed consolidated balance sheets. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt as of June 30, 2010 and December 31, 2009 in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 9, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

The decrease in debt of consolidated trusts from January 1, 2010 to June 30, 2010 was primarily driven by the purchase of delinquent loans from MBS trusts as purchasing these loans from MBS trusts for our portfolio results in the extinguishment of consolidated trust debt.

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

Our derivative assets and liabilities consist of these risk management derivatives and our mortgage commitments. We refer to the difference between the derivative assets and derivative liabilities recorded in our condensed consolidated balance sheets as our net derivative asset or liability. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amounts as of June 30, 2010 and December 31, 2009 in “Note 10, Derivative Instruments.” Table 27 provides an analysis of the factors driving the change from December 31, 2009 to June 30, 2010 in the estimated fair value of our net derivative liability related to our risk management derivatives recorded in our condensed consolidated balance sheets.

Table 27:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net

For the Six
Months Ended
June 30, 2010
(Dollars in millions)

Net risk management derivative liability as of December 31, 2009	$(340)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(1)	(529)
Fair value at date of termination of contracts settled during the period(2)	797
Net collateral posted	484
Periodic net cash contractual interest payments(3)	1,246

Total cash payments	1,998

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(1,591)
Net change in fair value during the period	(390)

Risk management derivatives fair value losses, net	(1,981)

Net risk management derivative liability as of June 30, 2010	$(323)

(1)	Cash receipts from sale of derivative option contracts increase the derivative liability recorded in our condensed consolidated balance sheets. Cash payments made to purchase derivative option contracts (purchased option premiums) increase the derivative asset recorded in our condensed consolidated balance sheets.

(2)	Cash payments made to terminate derivative contracts reduce the derivative liability recorded in our condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(3)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value gains (losses), net in our condensed consolidated statements of operations. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability.

For additional information on our derivative instruments see “Note 10, Derivative Instruments.”

Stockholders’ Deficit

Our net deficit decreased as of June 30, 2010 compared with December 31, 2009. See Table 28 in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for details of the change in our net deficit.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value. “Table 29: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets,” which we provide at the end of this section, presents our non-GAAP consolidated fair value balance sheets as of June 30, 2010 and December 31, 2009, and the non-GAAP estimated fair value of our net assets.

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

The estimated fair value of our net assets, which is derived from our non-GAAP consolidated fair value balance sheets, is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. The fair value of our net assets attributable to common stockholders presented in our fair value balance sheet does not represent an estimate of the value we expect to realize from operating the company; what we expect to draw from Treasury under the terms of our senior preferred stock purchase agreement; nor does it reflect a liquidation or market value of the company as a whole.

We believe that the amount we may draw from Treasury under our senior preferred stock purchase agreement differs from the fair value of our common equity reported in our supplemental non-GAAP consolidated fair value balance sheet as of June 30, 2010 primarily because:

(1) the estimated fair value of our credit exposures significantly exceeds our projected credit losses as fair value takes into account certain assumptions about liquidity and required rates of return that a market participant may demand in assuming a credit obligation. Because we do not intend to have another party assume the credit risk inherent in our book, and therefore would not be obligated to pay a market premium for its assumption, we do not expect the current market premium portion of our current estimate of fair value to impact future Treasury draws;

(2) the fair value balance sheet does not reflect amounts we expect to draw in the future to pay dividends on the senior preferred stock; and

(3) the fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities, and does not incorporate the value associated with new business that may be added in the future.

Table 28 summarizes changes in our stockholders’ deficit reported in our GAAP condensed consolidated balance sheets and in the fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the six months ended June 30, 2010.

Table 28:	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the
Six Months Ended
June 30, 2010
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2009	$(15,372)
Impact of new accounting standards on Fannie Mae stockholders’ deficit as of January 1, 2010(1)	3,312

Fannie Mae stockholders’ deficit as of January 1, 2010(2)	(12,060)
Net loss attributable to Fannie Mae	(12,748)
Changes in net unrealized losses on available-for-sale securities, net of tax	2,802
Reclassification adjustment for other-than-temporary impairments recognized in net loss, net of tax	247
Capital transactions:(3)
Funds received from Treasury under the senior preferred stock purchase agreement	23,700
Senior preferred stock dividends	(3,436)

Capital transactions, net	20,264
Other equity transactions	13

Fannie Mae stockholders’ deficit as of June 30, 2010(2)	$(1,482)

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2009	$(98,792)
Impact of new accounting standards on Fannie Mae estimated fair value of net assets as of January 1, 2010(1)	(52,302)

Estimated fair value of net assets as of January 1, 2010	(151,094)
Capital transactions, net	20,264
Change in estimated fair value of net assets(4)	(7,136)

Increase in estimated fair value of net assets, net	13,128

Estimated fair value of net assets as of June 30, 2010	$(137,966)

(1)	Reflects our adoption of the new accounting standards for transfers of financial assets and consolidation of variable interest entities.

(2)	Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, is comprised of “Total Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

(3)	Represents capital transactions, which are reflected in our condensed consolidated statements of changes in equity (deficit).

(4)	Excludes cumulative effect of our adoption of the new accounting standards and capital transactions.

The fair value of our net assets, including the impact of adopting the new accounting standards and capital transactions, decreased by $39.2 billion from December 31, 2009, which resulted in a fair value net deficit of $138.0 billion as of June 30, 2010. Included in this decrease was $52.3 billion primarily associated with recording delinquent loans underlying consolidated MBS trusts and eliminating our net guaranty obligations related to MBS trusts that were consolidated on January 1, 2010 as a result of adopting the new accounting standards. The fair value of our guaranty obligations is a measure of the credit risk related to mortgage loans underlying Fannie Mae MBS that we assume through our guaranty. With consolidation of MBS trusts and the elimination of our guaranty obligation, we ceased valuing our credit risk associated with delinquent loans in consolidated MBS trusts using our guaranty obligation models and began valuing those delinquent loans based on nonperforming loan prices.

Since market participant assumptions inherent in the pricing for nonperforming loans differ from assumptions we use in estimating the fair value of our guaranty obligations, most significantly expected returns and liquidity discounts, consolidation of MBS trusts directly impacted the fair value of our net assets. Market prices for nonperforming loans are reflective of highly negotiated transactions in a principal-to-principal market that often involve loan-level due diligence prior to completion of a transaction. Many of these transactions involve sellers who acquired the loans in distressed transactions and buyers who demand significant return opportunities. As a result, we believe that valuations in the nonperforming loan market understate the value of the nonperforming loans we expect to realize.

We intend to maximize the value of distressed loans over time, utilizing loan modification, foreclosure, repurchases and other preferable loss mitigation actions (for example, preforeclosure sales) that to date have resulted in per loan net recoveries materially higher than those that would have been available had they been sold in the distressed loan market. By comparing the expected losses of our nonperforming loans based on our proprietary models versus the losses that would be incurred by selling our nonperforming loans at the current estimated market price, we could realize approximately $50 billion more than the fair value of our nonperforming loans reported in our non-GAAP consolidated fair value balance sheet as of June 30, 2010.

Credit risk is managed by our guaranty business and is computed for intracompany allocation purposes. By computing this intracompany allocation, we reflect the value associated with credit risk, which is managed by our guaranty business versus the interest rate risk, which is measured by our Capital Markets group. As a result of our adoption of the new accounting standards, we shifted from presenting the fair value of mortgage loans separately from the fair value of net guaranty obligations of MBS trusts as of December 31, 2009 to presenting consolidated mortgage loans, net of the fair value of guaranty assets and obligations as of June 30, 2010. We have not changed our fair value methodologies or our methodology of computing our credit risk for intracompany allocation purposes.

Below we provide additional information that we believe may be useful in understanding our fair value balance sheets, including the primary factors driving the decline in the fair value of net assets, excluding capital transactions, during the first half of 2010 and the limitations of our non-GAAP consolidated fair value balance sheets and related measures.

Primary Factors Driving Changes in the Non-GAAP Fair Value of Net Assets Excluding the January 1, 2010 Impact of Adopting the New Accounting Standards and Capital Transactions

The following reflects attribution of the primary factors driving the $7.1 billion decrease in the fair value of our net assets, excluding the cumulative effect of our January 1, 2010 adoption of the new accounting standards and capital transactions, during the first half of 2010.

•	A decrease in fair value due to credit-related items principally related to a general increase in estimated severity rates based on recent experience, particularly for loans with a high mark-to-market LTV ratio, as well as increased default estimates for loans with higher risk profiles.

•	An increase in the fair value of the net portfolio attributable to the positive impact of changes in the spread between mortgage assets and associated debt and derivatives.

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our non-GAAP consolidated fair value balance sheets, there are a number of important factors and limitations to consider. The estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities. It does not incorporate other factors that may have a significant impact on our long-term fair value, including revenues generated from future business activities in which we expect to engage, the value from our foreclosure and loss mitigation efforts or the impact that potential regulatory actions may have on us. As a result, the estimated fair value of our net assets presented in our non-GAAP consolidated fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole; nor does it represent an estimate of the value we expect to receive from operating the company or what we expect to draw from Treasury under the terms of our senior preferred stock purchase agreement. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary materially from the estimated fair values presented in our non-GAAP consolidated fair value balance sheets.

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

We present our non-GAAP fair value balance sheets in Table 29.

Table 29:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of June 30, 2010				As of December 31, 2009(1)
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(2)	Fair Value		Value	Adjustment(2)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$66,699	$—	$66,699	(3)	$9,882	$—	$9,882	(3)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,608	—	37,608	(3)	53,684	(28)	53,656	(3)
Trading securities	77,353	—	77,353	(3)	111,939	—	111,939	(3)
Available-for-sale securities	105,660	—	105,660	(3)	237,728	—	237,728	(3)
Mortgage loans:
Mortgage loans held for sale	1,025	23	1,048	(3)	18,462	153	18,615	(3)
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	363,154	(43,326)	319,828	(3)	246,509	(5,209)	241,300	(3)
Of consolidated trusts	2,556,280	74,609 (4)	2,630,889	(3)	129,590	(45)	129,545	(3)

Total mortgage loans	2,920,459	31,306	2,951,765		394,561	(5,101)	389,460
Advances to lenders	4,849	(265)	4,584	(3)	5,449	(305)	5,144	(3)
Derivative assets at fair value	1,224	—	1,224	(3)	1,474	—	1,474	(3)
Guaranty assets and buy-ups, net	428	382	810	(3)(5)	9,520	5,104	14,624	(3)(5)

Total financial assets	3,214,280	31,423	3,245,703	(3)	824,237	(330)	823,907	(3)
Master servicing assets and credit enhancements	505	3,881	4,386	(5)(6)	651	5,917	6,568	(5)(6)
Other assets	41,482	(254)	41,228	(6)	44,253	373	44,626	(6)

Total assets	$3,256,267	$35,050	$3,291,317		$869,141	$5,960	$875,101

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$142	$—	$142	(3)	$—	$—	$—	(3)
Short-term debt:
Of Fannie Mae	256,066	145	256,211	(3)	200,437	56	200,493	(3)
Of consolidated trusts	5,987	—	5,987	(3)	—	—	—	(3)
Long-term debt:
Of Fannie Mae	586,437 (7)	27,664	614,101	(3)	567,950 (7)	19,473	587,423	(3)
Of consolidated trusts	2,376,774 (7)	140,869 (4)	2,517,643	(3)	6,167 (7)	143	6,310	(3)
Derivative liabilities at fair value	1,693	—	1,693	(3)	1,029	—	1,029	(3)
Guaranty obligations	765	3,239	4,004	(3)	13,996	124,586	138,582	(3)

Total financial liabilities	3,227,864	171,917	3,399,781	(3)	789,579	144,258	933,837	(3)
Other liabilities	29,814	(383)	29,431	(8)	94,843	(54,878)	39,965	(8)

Total liabilities	3,257,678	171,534	3,429,212		884,422	89,380	973,802
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(9)	84,600	—	84,600		60,900	—	60,900
Preferred	20,280	(19,982)	298		20,348	(19,629)	719
Common	(106,362)	(116,502)	(222,864)		(96,620)	(63,791)	(160,411)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(1,482)	$(136,484)	$(137,966)		$(15,372)	$(83,420)	$(98,792)
Noncontrolling interests	71	—	71		91	—	91

Total deficit	(1,411)	(136,484)	(137,895)		(15,281)	(83,420)	(98,701)

Total liabilities and equity (deficit)	$3,256,267	$35,050	$3,291,317		$869,141	$5,960	$875,101

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(3)	We determined the estimated fair value of these financial instruments in accordance with the fair value accounting standard as described in “Note 16, Fair Value.”

(4)	Fair value exceeds the carrying value of consolidated loans and debt of consolidated trusts due to the fact that the loans and debt were consolidated in our GAAP condensed consolidated balance sheet at unpaid principal balance at transition. Also impacting the difference between fair value and carrying value of the consolidated loans is the credit component of the loan. This credit component is reflected in the net guaranty obligation, which is included in the consolidated loan fair value, but was presented as a separate line item in our fair value balance sheet in prior periods.

(5)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets as a separate line item. Other guaranty related assets are within the “Other assets” line items and they include buy-ups, master servicing assets and credit enhancements. On a GAAP basis, our guaranty assets totaled $427 million and $8.4 billion as of June 30, 2010 and December 31, 2009, respectively. The associated buy-ups totaled $0.6 million and $1.2 billion as of June 30, 2010 and December 31, 2009, respectively.

(6)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following six line items in our GAAP condensed consolidated balance sheets: (a) Total accrued interest receivable, net of allowance; (b) Acquired property, net; (c) Deferred tax assets, net; (d) Partnership investments; (e) Servicer and MBS trust receivable and (f) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $42.0 billion and $46.1 billion as of June 30, 2010 and December 31, 2009, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $0.6 million and $1.2 billion as of June 30, 2010 and December 31, 2009, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in “Note 16, Fair Value.” We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies described in Note 16.

(7)	Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $3.6 billion and $3.3 billion as of June 30, 2010 and December 31, 2009, respectively.

(8)	The line item “Other liabilities” consists of the liabilities presented on the following six line items in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable of Fannie Mae; (b) Accrued interest payable of consolidated trusts; (c) Reserve for guaranty losses; (d) Partnership liabilities; (e) Servicer and MBS trust payable; and (f) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $29.8 billion and $94.8 billion as of June 30, 2010 and December 31, 2009, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item in our condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets.

(9)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

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

Debt Funding

Effective January 1, 2010, we adopted new accounting standards that resulted in the consolidation of the substantial majority of our MBS trusts and recognized the underlying assets and debt of these trusts in our condensed consolidated balance sheet. Debt from consolidations represents our liability to third-party beneficial interest holders of MBS that we guarantee when we have included the assets of a corresponding trust in our condensed consolidated balance sheets. Despite the increase in debt recognized in our condensed consolidated balance sheets due to consolidations, the adoption of the new accounting standards did not change our exposure to liquidity risk. We separately present the debt from consolidations (“debt of consolidated trusts”) and the debt issued by us (“debt of Fannie Mae”) in our condensed consolidated balance sheets and in the debt tables below. Our discussion regarding debt funding in this section focuses on the debt of Fannie Mae.

In the first quarter of 2010, we began to significantly increase our purchases of delinquent loans from single-family MBS trusts. Under our single-family MBS trust documents, we have the option to purchase from MBS trusts loans that are delinquent as to four or more consecutive monthly payments. Through June 30, 2010, we had purchased the substantial majority of this delinquent loan population which impacted our funding needs in the first half of 2010. We purchased approximately 858,000 delinquent loans with an unpaid principal balance of approximately $170 billion from single-family MBS trusts in the first half of 2010 including the purchase of approximately 570,000 delinquent loans with an unpaid principal balance of approximately $114 billion in the second quarter of 2010.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of June 30, 2010, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was approximately $9 billion. In July 2010, we purchased approximately 50,000 delinquent loans with an unpaid principal balance of approximately $9 billion from our MBS trusts.

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our roll-over risk increases when our outstanding short-term debt increases.

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

Fannie Mae Debt Funding Activity

Table 30 summarizes the activity in the debt of Fannie Mae for the periods indicated. This activity includes federal funds purchased and securities sold under agreements to repurchase but excludes the debt of consolidated trusts as well as intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 30:  Activity in Debt of Fannie Mae

	For the Three Months
	Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Issued during the period:
Short-term:(1)
Amount	$148,451	$388,028	$286,931	$689,848
Weighted-average interest rate	0.31%	0.37%	0.29%	0.33%
Long-term:
Amount	$100,890	$83,982	$202,854	$192,483
Weighted-average interest rate	2.39%	2.40%	2.34%	2.35%
Total issued:
Amount	$249,341	$472,010	$489,785	$882,331
Weighted-average interest rate	1.14%	0.72%	1.12%	0.76%
Paid off during the period:(2)
Short-term:(1)
Amount	$100,141	$403,310	$231,007	$762,200
Weighted-average interest rate	0.21%	0.47%	0.22%	0.71%
Long-term:
Amount	$88,439	$91,866	$183,602	$157,104
Weighted-average interest rate	3.33%	4.76%	3.32%	4.54%
Total paid off:
Amount	$188,580	$495,176	$414,609	$919,304
Weighted-average interest rate	1.68%	1.26%	1.59%	1.37%

(1)	The amount of short-term debt issued and paid off included $217.5 billion for the second quarter of 2009 and $378.0 billion for the first six months of 2009 of debt issued and repaid to Fannie Mae MBS trusts. Due to the adoption of the new accounting standards on the transition date, we no longer include debt issued and repaid to Fannie Mae MBS trusts in the activity in debt of Fannie Mae as the substantial majority of these trusts are consolidated.

(2)	Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases.

Due to the adoption of the new accounting standards, we no longer include debt issued and repaid to Fannie Mae MBS trusts in our short-term debt activity, as the substantial majority of our MBS trusts were consolidated and the underlying assets and debt of these trusts were recognized in our condensed consolidated balance sheets. For the second quarter of 2009, short-term debt activity of Fannie Mae, excluding debt issued and repaid to Fannie Mae MBS trusts, consisted of issuances of $170.6 billion with a weighted-average interest rate of 0.68% and repayments of $185.8 billion with a weighted-average interest rate of 0.88%. For the first half of 2009, short-term debt activity of Fannie Mae, excluding debt issued and repaid to Fannie Mae MBS trusts, consisted of issuances of $311.9 billion with a weighted-average interest rate of 0.58% and repayments of $384.2 billion with a weighted-average interest rate of 1.30%.

Our ability to issue long-term debt has been strong in recent quarters primarily due to actions taken by the federal government to support us and the financial markets. Many of these programs initiated by the federal government have expired. The Treasury credit facility and Treasury MBS purchase program terminated on December 31, 2009 and the Federal Reserve’s agency debt and MBS purchase programs expired on March 31, 2010. Despite the expiration of these programs, demand for our long-term debt securities continues to be strong as of the date of this filing.

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could increase our roll-over risk and materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” in our 2009 Form 10-K for a discussion of the risks to our business related to our ability to obtain funds for our operations through the issuance of debt securities, the relative cost at which we are able to obtain these funds and our liquidity contingency plans.

Outstanding Debt

Table 31 provides information as of June 30, 2010 and December 31, 2009 on our outstanding short-term and long-term debt based on its original contractual terms. Our total outstanding debt of Fannie Mae, which consists of federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts, increased to $842.6 billion as of June 30, 2010, from $768.4 billion as of December 31, 2009.

As of June 30, 2010, our outstanding short-term debt, based on its original contractual maturity, increased as a percentage of our total outstanding debt to 30% from 26% as of December 31, 2009. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 3.40% as of June 30, 2010 from 3.71% as of December 31, 2009.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. Through December 30, 2010, our debt cap under the senior preferred stock purchase agreement is $1,080 billion. Beginning on December 31, 2010, and through December 30, 2011, and each year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. As of June 30, 2010, our aggregate indebtedness totaled $860.8 billion, which was $219.2 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt cap reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 31:	Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	June 30, 2010			December 31, 2009
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$142	0.01%	—	$—	—%

Short-term debt:
Fixed-rate:
Discount notes	—	$255,863	0.30%	—	$199,987	0.27%
Foreign exchange discount notes	—	203	1.73	—	300	1.50
Other short-term debt	—	—	—	—	100	0.53

Total fixed-rate		256,066	0.30		200,387	0.27
Floating-rate(2)	—	—	—	—	50	0.02

Total short-term debt of Fannie Mae(3)		256,066	0.30		200,437	0.27
Debt of consolidated trusts	—	5,987	0.27	—	—	—

Total short-term debt		$262,053	0.30%		$200,437	0.27%

Long-term debt:
Senior fixed:
Benchmark notes and bonds	2010 - 2030	$279,922	3.70%	2010 - 2030	$279,945	4.10%
Medium-term notes	2010 - 2020	195,175	2.80	2010 - 2019	171,207	2.97
Foreign exchange notes and bonds	2017 - 2028	1,061	5.97	2010 - 2028	1,239	5.64
Other long-term debt(2)	2010 - 2040	55,198	5.82	2010 - 2039	62,783	5.80

Total senior fixed		531,356	3.59		515,174	3.94
Senior floating:
Medium-term notes	2010 - 2015	44,392	0.35	2010 - 2014	41,911	0.26
Other long-term debt(2)	2020 - 2037	752	5.33	2020 - 2037	1,041	4.12

Total senior floating		45,144	0.43		42,952	0.34
Subordinated fixed-rate:
Qualifying subordinated(4)	2011 - 2014	7,392	5.47	2011 - 2014	7,391	5.47
Subordinated debentures	2019	2,545	9.90	2019	2,433	9.89

Total subordinated fixed-rate		9,937	6.61		9,824	6.57

Total long-term debt of Fannie Mae(5)		586,437	3.40		567,950	3.71
Debt of consolidated trusts	2010 - 2050	2,376,774	4.91	2010 - 2039	6,167	5.63

Total long-term debt		$2,963,211	4.61%		$574,117	3.73%

Outstanding callable debt of Fannie Mae(6)		$233,610	3.26%		$210,181	3.48%

(1)	Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments and debt of consolidated trusts, totaled $859.3 billion as of June 30, 2010 and $784.0 billion as of December 31, 2009.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $280 million as of June 30, 2010 and $129 million as of December 31, 2009.

(4)	Consists of subordinated debt with an interest deferral feature.

(5)	Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $107.2 billion as of June 30, 2010 and $106.5 billion as of December 31, 2009. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $16.4 billion as of June 30, 2010 and $15.6 billion as of December 31, 2009. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $602.8 billion as of June 30, 2010 and $583.4 billion as of December 31, 2009.

(6)	Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 32 presents the maturity profile, as of June 30, 2010, of our outstanding debt maturing within one year, by month, including amounts we have announced that we are calling for redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, increased as a percentage of our total outstanding debt, excluding debt of consolidated trusts and federal funds purchased and securities sold under agreements to repurchase, to 44% as of June 30, 2010, compared with 41% as of December 31, 2009. The weighted-average maturity of our outstanding debt that is maturing within one year was 131 days as of June 30, 2010, compared with 103 days as of December 31, 2009.

Table 32:	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $337 million as of June 30, 2010. Excludes debt of consolidated trusts of $10.3 billion and federal funds purchased and securities sold under agreements to repurchase of $142 million as of June 30, 2010.

Table 33 presents the maturity profile, as of June 30, 2010, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced that we are calling for redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 71 months as of June 30, 2010, compared with approximately 72 months as of December 31, 2009.

Table 33:	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $16.4 billion as of June 30, 2010. Excludes debt of consolidated trusts of $2.4 trillion as of June 30, 2010.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Liquidity Risk Management Practices

In 2010, under direction from FHFA, we have revised our liquidity management policies and practices. FHFA requires that we:

•	maintain a portfolio of highly liquid securities to cover 30 calendar days of net cash needs, assuming no access to the short- and long-term unsecured debt markets and other assumptions required by FHFA;

•	maintain within our cash and other investments portfolio a daily balance of U.S. Treasury securities that has a redemption amount greater than or equal to 50% of the average of the previous three month-end balances of our cash and other investments portfolio (as adjusted in agreement with FHFA); and

•	maintain a portfolio of unencumbered agency mortgage securities with a market value (less a discount and expected prepayments during the year) that meets or exceeds our projected 365-day net cash needs.

As of the date of this filing, we are in compliance with the 30 calendar day liquidity and U.S. Treasury securities requirements but we are not in compliance with the 365 day liquidity requirement, which was adopted as a management limit on June 30, 2010. Management is in the process of developing a remediation plan to address this requirement.

See “Risk Factors” in our 2009 Form 10-K for a description of the risks associated with our liquidity contingency planning. For a discussion of the composition and recent changes in our cash and other investments portfolio, see “Consolidated Balance Sheet Analysis—Cash and Other Investments Portfolio.”

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent on our credit ratings from the major ratings organizations. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. There have been no changes in our credit ratings from December 31, 2009 to July 30, 2010. Table 34 presents the credit ratings issued by each of these rating agencies as of July 30, 2010.

Table 34:	Fannie Mae Credit Ratings

As of July 30, 2010
	Standard & Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable (for Long Term Senior Debt and Subordinated Debt)	Stable (for all ratings)	Stable (for AAA rated Long Term Issue Default Rating)

Cash Flows

Six Months Ended June 30, 2010.  Cash and cash equivalents of $27.8 billion as of June 30, 2010 increased by $21.0 billion from December 31, 2009. Net cash generated from investing activities totaled $255.6 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were partially offset by net cash outflows used in operating activities of $49.6 billion resulting primarily from purchases of trading securities. The net cash used in financing activities of $184.9 billion was primarily attributable to a significant amount of short-term and long-term debt redemptions in excess of proceeds received from the issuances of short-term and long-term debt.

Six Months Ended June 30, 2009.  Cash and cash equivalents of $28.2 billion as of June 30, 2009 increased by $10.3 billion from December 31, 2008. Net cash generated from investing activities totaled $84.0 billion, resulting primarily from proceeds received from the sale of available-for-sale securities. These net cash inflows were partially offset by net cash outflows used in operating activities of $67.5 billion, largely attributable to our purchases of loans held-for-sale due to a significant increase in whole loan conduit activity, and net cash outflows used in financing activities of $6.2 billion. The net cash used in financing activities was attributable to the redemption of a significant amount of short-term debt, which was partially offset by the issuance of long-term debt in excess of amounts redeemed and by proceeds received from Treasury under the senior preferred stock purchase agreement.

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

We have received a total of $83.6 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2010. These funds allowed us to eliminate our net worth deficits as of the end of each of the six prior quarters. In August 2010, the Acting Director of FHFA submitted a request for $1.5 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of June 30, 2010, and requested receipt of those funds on or prior to September 30, 2010. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $86.1 billion. Due to the continued weakness in the housing and mortgage markets and our dividend obligation under the senior preferred stock purchase agreement, we continue to expect to have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. Treasury’s maximum funding commitment to us prior to a December 2009 amendment of the senior preferred stock purchase agreement was $200 billion. The amendment to the agreement stipulates that the cap on Treasury’s funding commitment to us under the senior preferred stock purchase agreement will increase as necessary to accommodate any net worth deficits for calendar quarters in 2010 through 2012. For any net worth deficits as of December 31, 2012, Treasury’s remaining funding commitment will be $124.8 billion ($200 billion less $75.2 billion cumulatively drawn through March 31, 2010) less any positive net worth as of December 31, 2012.

Dividends

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. As conservator and under our charter, FHFA has authority to declare and approve dividends on the senior preferred stock. If at any time we do not pay cash dividends on the senior preferred stock when they are due, then immediately following the period we did not pay dividends and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock.

A dividend of $1.9 billion was declared by the conservator and paid by us on June 30, 2010 for the period from April 1, 2010 through and including June 30, 2010. When Treasury provides the additional funds that FHFA requested on our behalf in August 2010, the annualized dividend on the senior preferred stock will be $8.6 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

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

Our off-balance sheet arrangements result primarily from the following:

•	our guaranty of mortgage loan securitization and resecuritization transactions over which we do not have control;

•	other guaranty transactions;

•	liquidity support transactions; and

•	partnership interests.

In 2009 and prior, most MBS trusts created as part of our guaranteed securitizations were not consolidated by the company for financial reporting purposes because the trusts were considered to be qualifying special purpose entities under the accounting rules governing the transfer and servicing of financial assets and the extinguishment of liabilities. Effective January 1, 2010, we prospectively adopted the new accounting standards, which resulted in the majority of our single-class securitization trusts being consolidated by us upon adoption.

Table 35 presents the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty arrangements as of June 30, 2010 and December 31, 2009.

Table 35:	On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	June 30, 2010	December 31, 2009
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(1)	$2,683,944	$2,828,513
Less: Consolidated Fannie Mae MBS(2)	(2,623,233)	(147,855)
Less: Fannie Mae MBS held in portfolio(3)	(8,677)	(220,245)

Unconsolidated Fannie Mae MBS and other guarantees	$52,034	$2,460,413

(1)	Includes unpaid principal balance of other guarantees of $30.5 billion as of June 30, 2010 and $27.6 billion as of December 31, 2009.

(2)	Includes amounts held by third parties and Fannie Mae.

(3)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in our condensed consolidated balance sheets.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $52.0 billion as of June 30, 2010 and $2.5 trillion as of December 31, 2009.

For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”

Through assistance to state and local housing finance agencies (“HFAs”) and pursuant to the temporary credit and liquidity facilities programs that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the HFAs. Our outstanding commitments under the temporary credit and liquidity facilities program totaled $3.8 billion as of June 30, 2010 and $870 million as of December 31, 2009.

Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $18.0 billion as of June 30, 2010 and $15.5 billion as of December 31, 2009. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds (exclusive of $3.8 billion as of June 30, 2010 and $870 million as of December 31, 2009, of our outstanding commitments under the HFA temporary credit and liquidity facilities program, for which we are not required to hold excess cash).

As of both June 30, 2010 and December 31, 2009, there were no liquidity guarantee advances outstanding.

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

Mortgage Credit Book of Business

Table 36 displays the composition of our entire mortgage credit book of business as of the periods indicated. Our single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of June 30, 2010 and December 31, 2009. As a result of our adoption of the new accounting standards, we reflect a substantial majority of our Fannie Mae MBS as mortgage loans, which are reported on an actual unpaid principal balance basis and includes the recognition of unscheduled payments made by borrowers in the month received. Previously, we recorded these Fannie Mae MBS in our mortgage credit book of business on a scheduled basis, which recognized these payments when we remit payment to the MBS trusts one month after the unscheduled payments were received. As a result of this timing difference, we reduced our mortgage credit book of business upon adoption of the new accounting standards.

The total mortgage credit book of business is not impacted by our repurchase of delinquent loans as this activity is a reclassification from loans of consolidated trusts to loans of Fannie Mae.

Table 36:	Composition of Mortgage Credit Book of Business(1)

	As of June 30, 2010
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
	(Dollars in millions)

Mortgage assets:
Mortgage loans(4)	$2,772,067	$52,669	$166,464	$534	$2,938,531	$53,203
Fannie Mae MBS(5)(7)	6,979	1,696	—	2	6,979	1,698
Agency mortgage-related securities(5)(6)	21,174	1,683	—	8	21,174	1,691
Mortgage revenue bonds(5)	2,439	1,655	7,606	1,804	10,045	3,459
Other mortgage-related securities(5)	46,134	1,729	25,577	17	71,711	1,746

Total mortgage assets	2,848,793	59,432	199,647	2,365	3,048,440	61,797
Unconsolidated Fannie Mae MBS(5)(7)	1,692	17,858	41	1,902	1,733	19,760
Other credit guarantees(8)	10,137	3,228	16,773	403	26,910	3,631

Mortgage credit book of business	$2,860,622	$80,518	$216,461	$4,670	$3,077,083	$85,188

Guaranty book of business	$2,790,875	$75,451	$183,278	$2,841	$2,974,153	$78,292

	As of December 31, 2009
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
	(Dollars in millions)

Mortgage portfolio:
Mortgage loans(4)	$243,730	$52,399	$119,829	$585	$363,559	$52,984
Fannie Mae MBS(5)	218,033	1,816	314	82	218,347	1,898
Agency mortgage-related securities(5)(6)	41,337	1,309	—	21	41,337	1,330
Mortgage revenue bonds(5)	2,709	2,056	7,734	1,954	10,443	4,010
Other mortgage-related securities(5)	47,825	1,796	25,703	20	73,528	1,816

Total mortgage portfolio	553,634	59,376	153,580	2,662	707,214	62,038
Fannie Mae MBS held by third
parties(5)(7)	2,370,037	15,197	46,628	927	2,416,665	16,124
Other credit guarantees(8)	9,873	802	16,909	40	26,782	842

Mortgage credit book of business	$2,933,544	$75,375	$217,117	$3,629	$3,150,661	$79,004

Guaranty book of business	$2,841,673	$70,214	$183,680	$1,634	$3,025,353	$71,848

(1)	Based on unpaid principal balance.

(2)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(3)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(4)	Includes unscheduled borrower principal payments.

(5)	Excludes unscheduled borrower principal payments.

(6)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(7)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(8)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

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

The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our single-family guaranty book of business for which we have access to detailed loan-level information, which constituted over 99% of our conventional single-family guaranty book of business as of June 30, 2010 and 98% as of December 31, 2009. See “Risk Factors” in our 2009 Form 10-K for a discussion of the risk that one or more parties in a mortgage transaction engages in fraud and our reliance on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business.

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

Single-Family Acquisition and Servicing Policies and Underwriting Standards

We monitor both housing and economic market conditions as well as loan performance, to manage and evaluate our credit risks. During the first quarter of 2010, we announced several changes to our single-family acquisition policies and underwriting standards that were intended to improve the credit quality of mortgage loans delivered to us, continue our corporate focus on sustainable homeownership and further reduce our acquisition of higher-risk conventional loan categories including:

•	Implementation of a Loan Quality Initiative (“LQI”) which is a longer term strategy that will help mortgage loans meet our credit, eligibility, and pricing standards by capturing critical loan data earlier in the loan delivery process. This initiative is intended to reduce lender repurchase requests in the future through improved data integrity and early feedback on some aspects of policy compliance, thereby reducing investor and lender risks. As part of the LQI, we plan to validate certain borrower and property information and collect additional property and appraisal data at the time of delivery of the mortgage loan;

•	Updating our existing quality control standards to require that lenders follow our revised requirements for their quality control plans, reviews and processes, as well as updated requirements for the approval and management of third-party originators. We have also increased our enforcement and monitoring resources to increase lender compliance with these revised standards;

•	Changes to interest-only mortgage loans, including minimum reserve and FICO credit score requirements, lower LTV ratios, and the elimination of interest-only eligibility for certain products, including cash-out refinances, 2- to 4-unit properties and investment properties;

•	Adjustments to the qualifying interest rate requirements for adjustable-rate mortgage loans with an initial term of five years or less to help increase the probability that borrowers are able to absorb future payment increases;

•	Elimination of balloon mortgage loans as an eligible product under our standard business; and

•	Continuing to provide guidance to assist servicers in implementing the eligibility, underwriting and servicing requirements of HAMP. For example, we implemented changes to require full verification of borrower eligibility prior to offering a trial period plan and issued guidance around income verification options.

During the second quarter of 2010, we announced enhancements to further improve the quality of mortgage loans delivered to us, strengthen our servicing policies, and continue our corporate focus on sustainable homeownership. These changes become effective in the coming months and include:

•	Implementation of FHFA’s Uniform Mortgage Data Program that provides a common approach to collection of the appraisal and loan delivery data required on the loans that lenders sell to Fannie Mae and Freddie Mac;

•	Enhancements to loss-mitigation options to provide payment relief for homeowners who have lost their jobs by offering eligible unemployed borrowers a forbearance plan to temporarily reduce or suspend their mortgage payments;

•	Introduction of the Home Affordable Foreclosure Alternatives program that is designed to mitigate the impact of foreclosures on borrowers who were eligible for a loan modification under HAMP but ultimately were unsuccessful in obtaining one;

•	Introduction of servicer requirements for staffing, training and performance monitoring of default-related activities as well as enhanced guidance for call coverage and borrower contact;

•	Adjustment to the minimum waiting period that must elapse after a foreclosure before a borrower without extenuating circumstances is eligible for a new mortgage loan. The adjustment is designed to increase disincentives for borrowers to walk away from their mortgages without working with servicers to pursue alternatives to foreclosure. Borrowers with extenuating circumstances or those who agree to foreclosure alternatives may qualify for new mortgage loans eligible for sale to Fannie Mae in as little as two to three years;

•	Addition of new requirements for financial information verification before borrowers can be offered a loan modification outside of HAMP; and

•	Introduction of a Unique Hardship policy to allow servicers to grant forbearance, and a provision for credit bureau reporting relief, to borrowers who face difficulty maintaining timely payments due to an event or temporary financial hardship that has been classified by us as a unique hardship.

Legislation has been enacted or is being considered in some jurisdictions that would enable lending for residential energy efficiency and renewable energy improvements, with loans repaid via the homeowner’s real property tax bill. This structure, denominated by the Property Assessed Clean Energy (“PACE”) programs, is designed to grant lenders of energy improvement loans the equivalent of a tax lien, giving them priority over all other liens on the property, including previously recorded first lien mortgage loans. Consequently, such programs could increase our credit losses.

On May 5, 2010, we reminded our lenders that the terms of the Uniform Security Instruments prohibit loans that have senior lien status to a mortgage. On July 6, 2010, FHFA directed the GSEs to (1) waive the prohibition against intervening first liens for all homeowners who obtained these energy loans prior to May 5, 2010 (approximately 2,800 loans nationwide), and (2) undertake actions to protect our safe and sound operations, which may include adjustment of LTV ratios to reflect the maximum permissible energy loan amount available to borrowers, alteration of loan covenants to require mortgagee approval for such loans, adjustment of debt-to-income ratios to account for additional obligations, and review of mortgages in applicable jurisdictions to ensure compliance with all applicable federal and state lending law. In response to the FHFA directive, we are preparing guidance for our lenders.

Issues surrounding PACE programs have given rise to lawsuits against FHFA, us and others, seeking declaratory and injunctive relief. In addition, legislation has been introduced in Congress that would prohibit us from adopting underwriting standards that are more restrictive than guidelines for PACE programs published by the Department of Energy.

We cannot predict to what extent other jurisdictions will adopt PACE or PACE-like programs, the volume of such energy loans made under such programs nationwide, or their impact on our business. We also cannot predict the outcome of the litigation, or the prospects for enactment, timing or content of federal or state legislative proposals relating to PACE or PACE-like programs.

For additional discussion of our acquisition policy, underwriting standards and use of mortgage insurance as a form of credit enhancement see “MD&A—Risk Management—Single-Family Mortgage Credit Risk Management” in our 2009 Form 10-K. For a discussion of our aggregate mortgage insurance coverage as of June 30, 2010 and December 31, 2009 and the increase in mortgage insurance rescissions, see “Risk Management—Institutional Counterparty Credit Risk—Mortgage Insurers.”

Single-Family Portfolio Diversification and Monitoring

Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and helps reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing and our eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies.

Table 37 presents our conventional single-family business volumes and our conventional single-family guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 37:	Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business(1)

	Percent of Conventional
	Single-Family				Percent of Conventional
	Business Volume(2)				Single-Family
	For the		For the		Guaranty
	Three Months		Six Months		Book of Business(3)(4)
	Ended		Ended		As of
	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
Original LTV ratio:(5)
<= 60%	27%	36%	29%	33%	24%	24%
60.01% to 70%	15	18	15	18	16	16
70.01% to 80%	40	39	38	40	42	42
80.01% to 90%(6)	10	5	10	6	9	9
90.01% to 100%(6)	6	2	6	3	9	9
Greater than 100%(6)	2	—	2	—	*	*

Total	100%	100%	100%	100%	100%	100%

Weighted average	70%	65%	69%	66%	71%	71%
Average loan amount	$216,042	$214,413	$220,411	$215,999	$154,183	$153,302

	Percent of Conventional
	Single-Family				Percent of Conventional
	Business Volume(2)				Single-Family
	For the		For the		Guaranty
	Three Months		Six Months		Book of Business(3)(4)
	Ended		Ended		As of
	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
Estimated mark-to-market LTV ratio:(7)
<= 60%					31%	31%
60.01% to 70%					14	13
70.01% to 80%					20	19
80.01% to 90%					13	14
90.01% to 100%					8	9
Greater than 100%					14	14

Total					100%	100%

Weighted average					74%	75%
Product type:
Fixed-rate(8)
Long-term	72%	83%	72%	84%	76%	75%
Intermediate-term	20	15	20	14	13	13
Interest-only	*	—	*	—	2	3

Total fixed-rate	92	98	92	98	91	91

Adjustable-rate:
Interest-only	2	1	2	1	4	4
Negative-amortizing	—	—	—	—	*	1
Other ARMs	6	1	6	1	5	4

Total adjustable-rate	8	2	8	2	9	9

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	98%	99%	98%	99%	96%	96%
2-4 units	2	1	2	1	4	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	90%	93%	90%	93%	91%	91%
Condo/Co-op	10	7	10	7	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	90%	94%	90%	94%	90%	90%
Second/vacation home	5	4	5	4	5	4
Investor	5	2	5	2	5	6

Total	100%	100%	100%	100%	100%	100%

	Percent of Conventional
	Single-Family				Percent of Conventional
	Business Volume(2)				Single-Family
	For the		For the		Guaranty
	Three Months		Six Months		Book of Business(3)(4)
	Ended		Ended		As of
	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
FICO credit score:
< 620	1%	—%	1%	—%	4%	4%
620 to < 660	2	1	2	2	8	8
660 to < 700	8	6	8	6	15	16
700 to < 740	17	17	17	17	22	22
>= 740	72	76	72	75	51	50
Not available	*	—	*	—	*	*

Total	100%	100%	100%	100%	100%	100%

Weighted average	758	763	758	762	732	730
Loan purpose:
Purchase	31%	16%	26%	16%	35%	36%
Cash-out refinance	19	30	20	30	30	31
Other refinance	50	54	54	54	35	33

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	14%	17%	15%	18%	16%	16%
Northeast	20	19	20	18	19	19
Southeast	19	20	19	20	24	24
Southwest	15	15	14	16	15	15
West	32	29	32	28	26	26

Total	100%	100%	100%	100%	100%	100%

Origination year:
<= 2000					2%	2%
2001					1	1
2002					4	4
2003					13	14
2004					7	7
2005					10	10
2006					9	11
2007					14	15
2008					11	13
2009					23	23
2010					6	—

Total					100%	100%

*	Represents less than 0.5% of conventional single-family business volume or book of business.

(1)	We reflect second lien loans in the original LTV ratio calculation only when we own both the first and second mortgage liens or we own only the second mortgage lien. Second lien mortgage loans represented less than 0.5% of our conventional single-family guaranty book of business as of both June 30, 2010 and December 31, 2009. Second lien loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	Our conventional single-family guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 3.2% of our conventional single-family guaranty book of business as of June 30, 2010 and 2.4% as of December 31, 2009. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” of our 2009 Form 10-K for additional information on our loan limits.

(5)	The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)	We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under HARP, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have a LTV ratio over 80%.

(7)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(8)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate has maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(9)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary

In 2009, we began to see the effect of actions we took, beginning in 2008, to significantly tighten our underwriting and eligibility standards and change our pricing to promote and provide prudent sustainable homeownership options and stability in the housing market. As a result of these changes and other market conditions, we reduced our acquisitions of loans with higher-risk loan attributes. The single-family loans we purchased or guaranteed in the first half of 2010 have had a strong credit profile with an average original LTV ratio of 69%, an average FICO credit score of 758, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. We expect that these loans may have relatively slow prepayment speeds, and if so, they would remain in our book of business for an extended time, due to historically low interest rates during the first half of 2010, which resulted in our acquisitions for that period having a weighted average interest rate of 4.9%. Our acquisition of investor loans increased steadily through the first half of 2010 as investors have returned to markets where they believe lower home prices and interest rates present attractive opportunities. Improvements in the credit profile of our acquisitions since January 1, 2009 reflect changes we made in our pricing and eligibility standards, as well as changes in the eligibility standards of mortgage insurers. Whether our acquisitions for all of 2010 will exhibit the same credit profile as our recent acquisitions depends on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers’ eligibility standards, our future volume of Refi Plus acquisitions, which typically include higher LTV ratios and lower FICO credit scores, and future market conditions. In addition, FHA’s role as the lower-cost option for some consumers, or in some cases the only option, for loans with higher LTV ratios further reduced our acquisition of these types of loans. We expect the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices.

The credit profile of our acquisitions in the first half of 2010 was further influenced by a significant percentage of our acquisitions representing refinanced loans, which generally have a strong credit profile because refinancing indicates the borrower’s ability to make their mortgage payment and desire to maintain homeownership. Refinancings represented 74% of our acquisitions in the first half of 2010. We also saw increases in our acquisition of adjustable-rate mortgage loans with initial terms of five years or greater and intermediate-term fixed-rate mortgage loans that were primarily driven by borrowers refinancing into a lower monthly payment or shorter term mortgage option. While refinanced loans have historically tended to perform better than loans used for initial home purchase, HARP loans may not ultimately perform as strongly as traditional refinanced loans because these loans, which relate to non-delinquent Fannie Mae mortgages that were refinanced, may have original LTV ratios of up to 125% and lower FICO credit scores than traditional refinanced loans. Our regulator granted our request for an extension of these flexibilities for loans originated through June 2011.

The prolonged and severe decline in home prices has resulted in the overall estimated weighted average mark-to-market LTV ratio of our conventional single-family guaranty book of business to remain high, 74% as of June 30, 2010, and 75% as of December 31, 2009. The portion of our conventional single-family guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% remained at 14% as of both June 30, 2010 and December 31, 2009. If home prices decline further, more loans will have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

Our exposure, as discussed in this paragraph, to Alt-A and subprime loans included in our single-family guaranty book of business does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. As a result of our decision to discontinue the purchase of newly originated Alt-A loans effective January 1, 2009, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to decrease over time. While we are not currently acquiring newly originated loans classified as Alt-A or subprime loans, we have classified loans as Alt-A if the lender that delivered the mortgage loan to us classified the loan as Alt-A based on documentation or other features, or as subprime if the mortgage loan was originated by a lender specializing in subprime business or by subprime divisions of large lenders. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A and subprime loans included in our single-family guaranty book of business of $234.1 billion as of June 30, 2010, represented approximately 8.4% of our conventional single-family guaranty book of business.

The outstanding unpaid principal balance of reverse mortgage whole loans included in our mortgage portfolio was $50.7 billion as of June 30, 2010 and $50.2 billion as of December 31, 2009. The majority of these loans are home equity conversion mortgages insured by the federal government through the FHA. Our market share of new reverse mortgage acquisitions was approximately 2% in the second quarter of 2010 and 68% in the second quarter of 2009. The decrease in our market share was a result of changes in our pricing strategy and market conditions. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans, although home price declines and a weak housing market have affected the performance of these loans.

Problem Loan Management

Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to reduce the severity of the losses we incur. We believe that reducing delays and implementing solutions that can be executed in a timely manner increase the likelihood that our problem loan management strategies will be successful in avoiding a default or minimizing severity. Our home retention solutions are intended to help borrowers stay in their homes and include loan modifications, repayment plans, HomeSaver Advance Loans and forbearances. Because we believe our home retention solutions can be most effective in preventing defaults when completed at an early stage in delinquency, it is important for our servicers to work with borrowers to complete these solutions as early in their delinquency as feasible. If we are unable to provide a viable home retention solution for a problem loan, we seek to offer foreclosure alternatives, primarily preforeclosure sales and deeds-in-lieu of foreclosure. These alternatives reduce the severity of our loss resulting from a borrower’s default while permitting the borrower to avoid going through a foreclosure. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in our efforts to reduce defaults and pursue foreclosure alternatives. We seek to improve the servicing of delinquent loans through a variety of means, including improving our communications with and training of our servicers, increasing the number of our personnel who manage our servicers, directing servicers to contact borrowers at an earlier stage of delinquency and improve telephone communications with borrowers, and working with some of our servicers to establish “high-touch” servicing protocols designed for managing higher-risk loans. Additionally, we are partnering with our servicers, civic and community leaders, and housing industry partners to launch a series of nationwide Mortgage Help Centers that will accelerate the response time for struggling borrowers with loans owned by us. The first Mortgage Help Center opened in Miami, Florida earlier this year and has assisted over 700 homeowners seeking to avoid foreclosure in the Miami-Dade metro area.

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

Table 38:	Delinquency Status of Conventional Single-Family Loans

	As of
	June 30,	December 31,	June 30,
	2010	2009	2009

Delinquency status:
30 to 59 days delinquent	2.32%	2.46%	2.39%
60 to 89 days delinquent	0.90	1.07	0.96
Seriously delinquent	4.99	5.38	3.94
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	65.77%	57.22%	52.71%

As of June 30, 2010, while the number of early stage delinquencies, loans that are less than three monthly payments past due, continues to fluctuate between the 30 and 60 day categories, their total decreased from December 31, 2009. As a result, the potential number of loans at risk of becoming seriously delinquent has diminished. As of June 30, 2010, the percentage of our conventional single-family loans that were seriously delinquent decreased, as compared to December 31, 2009, but remains high. This decrease in our serious delinquency rate is partly the result of the home retention workouts and foreclosure alternatives we completed during the first half of 2010, the higher volume of foreclosures and our work with our servicers to reduce delays in determining and executing the appropriate workout solution. The period of time that loans are seriously delinquent continues to remain extended as the factors present during 2009 were relatively unchanged during the first half of 2010.

Table 39 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the periods indicated for conventional single-family loans in our single-family guaranty book of business.

Table 39:	Serious Delinquency Rates

	As of
	June 30, 2010		December 31, 2009		June 30, 2009
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Conventional single-family delinquency rates by geographic region:(1)
Midwest	16%	4.52%	16%	4.97%	16%	3.71%
Northeast	19	4.43	19	4.53	19	3.20
Southeast	24	6.67	24	7.06	24	5.21
Southwest	15	3.67	15	4.19	16	3.07
West	26	4.96	26	5.45	25	3.96

Total conventional single-family loans	100%	4.99%	100%	5.38%	100%	3.94%

Conventional single-family
Credit enhanced	16%	11.68%	18%	13.51%	19%	10.25%
Non-credit enhanced	84	3.74	82	3.67	81	2.47

Total conventional single-family loans	100%	4.99%	100%	5.38%	100%	3.94%

(1)	See footnote 9 to “Table 37: Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business” for states included in each geographic region.

As we increased loan modifications, foreclosure alternatives and the volume of foreclosures during the first half of 2010, the percentage of loans that were seriously delinquent as of June 30, 2010 decreased compared to December 31, 2009. However, the continued negative trends in the current economic environment, such as the sustained weakness in the housing market and high unemployment, have adversely affected the serious delinquency rates across our conventional single-family guaranty book of business and the serious delinquency rates remains high. In addition, certain states, certain higher-risk loan categories, such as Alt-A loans, subprime loans, loans with higher mark-to-market LTVs, and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and account for a disproportionate share of our credit losses. States in the Midwest have experienced prolonged economic weakness and California, Florida, Arizona and Nevada have experienced the most significant declines in home prices coupled with unemployment rates that remain elevated.

Table 40 presents the conventional serious delinquency rates and other financial information for our single-family loans with some of these higher-risk characteristics as of the periods indicated. The reported categories are not mutually exclusive. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A loans and certain other higher-risk loan categories.

Table 40:	Conventional Single-Family Serious Delinquency Rate Concentration Analysis

	As of
	June 30, 2010				December 31, 2009				June 30, 2009
				Estimated				Estimated				Estimated
				Mark-to-				Mark-to-				Mark-to-
	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market
	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV
	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio (1)
	(Dollars in millions)

States:
Arizona	$73,402	3%	7.48%	100%	$76,073	3%	8.80%	100%	$77,051	3%	6.54%	99%
California	496,731	17	4.99	75	484,923	17	5.73	77	456,927	17	4.23	77
Florida	189,569	7	12.60	102	195,309	7	12.82	100	198,060	7	9.71	98
Nevada	33,345	1	12.83	129	34,657	1	13.00	123	35,449	1	9.33	112
Select Midwest States(2)	298,607	11	5.17	78	304,147	11	5.62	77	306,188	11	4.16	76
All other states	1,694,015	61	3.82	68	1,701,379	61	4.11	69	1,670,486	61	2.95	68
Product type:
Alt-A	227,206	8	15.17	93	248,311	9	15.63	92	269,290	10	11.91	89
Subprime	6,922	*	29.96	99	7,364	*	30.68	97	7,918	—	21.75	94
Vintages:
2006	262,925	9	12.52	99	292,184	11	12.87	97	324,714	12	9.05	94
2007	380,220	14	13.79	99	422,956	15	14.06	96	469,366	17	9.22	94
All other vintages	2,142,524	77	2.88	67	2,081,348	74	3.08	67	1,950,080	71	2.28	66
Estimated mark-to-market LTV ratio:
Greater than 100%	399,133	14	20.57	130	403,443	14	22.09	128	392,901	14	16.63	125
Select combined risk characteristics
Original LTV ratio > 90% and FICO score < 620	22,655	1	24.28	105	23,966	1	27.96	104	25,441	1	21.37	102

*	Percentage is less than 0.5%.

(1)	Second lien loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

Management of Problem Loans and Loan Workout Metrics

If a borrower does not make required payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. We refer to actions taken by servicers with borrowers to resolve the problem of existing or potential delinquent loan payments as “workouts.” Our loan workouts reflect our various types of home retention strategies. During 2009 and continuing through the first half of 2010, the prolonged economic stress and high levels of unemployment hindered the efforts of many delinquent borrowers to bring their loans current. If the servicer cannot provide a viable home retention solution, the servicer will continue to work with the borrower to avoid foreclosure. We require that our servicers evaluate all problem loans under HAMP first before considering other workout alternatives. If it is determined that a borrower is not eligible for a modification under HAMP, our servicers are required to exhaust all other workout alternatives before proceeding to foreclosure. We require our single-family servicers to pursue various resolutions of problem loans as an alternative to foreclosure, and we continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. However, the existence of a second lien may limit our ability to provide borrowers with loan workout options, including those as part of our foreclosure prevention efforts. When appropriate, we seek to move to foreclosure as expeditiously as possible.

Borrowers have become increasingly in need of a workout solution prior to the resolution of the hardships that are causing their mortgage delinquency. In response, we completed more loan modifications during the first half of 2010 that are concentrated on lowering or deferring the borrowers’ monthly mortgage payments for a predetermined period of time to allow borrowers to work through their hardships. Table 41 provides statistics on our single-family loan workouts, by type, for the periods indicated. These statistics include loan modifications completed under HAMP but do not include trial modifications under HAMP or repayment and forbearance plans that have been initiated but not completed.

Table 41:  Statistics on Single-Family Loan Workouts

	For the		For the		For the
	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2010		December 31, 2009		June 30, 2009
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications	$44,383	215,449	$18,702	98,575	$5,433	29,130
Repayment plans and forbearances completed	2,372	17,398	2,930	22,948	1,511	12,197
HomeSaver Advance first-lien loans	515	4,371	6,057	39,199	5,078	32,093

	$47,270	237,218	$27,689	160,722	$12,022	73,420

Foreclosure alternatives:
Preforeclosure sales	$8,387	36,534	$8,457	36,968	$2,997	13,086
Deeds-in-lieu of foreclosure	424	2,307	491	2,649	233	1,245

	$8,811	38,841	$8,948	39,617	$3,230	14,331

Total loan workouts	$56,081	276,059	$36,637	200,339	$15,252	87,751

Loan workouts as a percentage of single-family guaranty book of business(1)	3.91%	3.05%	1.26%	1.10%	1.06%	0.96%

(1)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.

We increased the level of workout volume during the first half of 2010 compared with the first half of 2009, through workouts initiated through our home retention and foreclosure prevention efforts. Loan modifications were over seven times larger in the first half of 2010 than the volumes in the first half of 2009 and more than double the volumes for the full year 2009, as the number of borrowers who were experiencing financial difficulty increased and a significant number of trial modifications were completed and became permanent HAMP modifications. HomeSaver Advance workout volume continues to decline in 2010 as a result of more borrowers facing permanent hardships as well as our requirement that all potential loan workouts first be evaluated under HAMP before being considered for other alternatives. However, we have continued to use this alternative in limited situations when it is strategically favorable. We also agreed to an increasing number of preforeclosure sales and accepted a higher number of deeds-in-lieu of foreclosure during the first half of 2010 as these are favorable solutions for a growing number of borrowers who were adversely affected by the weak economy. We expect the volume of our foreclosure alternatives to remain high throughout 2010.

Because we did not begin implementing HAMP until March 2009, the vast majority of workouts and loan modifications performed during the first six months of 2009 were not made under HAMP; during the first half of 2010, slightly more than half of our loan modifications were completed under HAMP. During the first half of 2010, we initiated approximately 117,000 trial modifications under HAMP, along with other types of loan modifications, repayment plans and forbearance. It is difficult to predict how many of these trial modifications and initiated plans will be completed. We expect to increase the number of loan workouts during 2010, including modifications both under HAMP and outside the program. We also expect to increase foreclosure alternatives in those instances where borrowers are unable to stay in their homes.

We remain focused on our goals to minimize our credit losses and help borrowers keep their homes and we expect to continue to look for additional solutions to help borrowers stay in their homes and avoid foreclosure.

As such, we began offering an Alternative Modificationtm option for Fannie Mae borrowers who were believed to be eligible for and accepted a HAMP trial modification plan, made their required payments during their trial period, but were subsequently denied a permanent modification because they were unable to demonstrate compliance with the eligibility requirements for a permanent modification under HAMP. In many cases, these borrowers initially qualified for a HAMP trial modification based on verbal information and, upon verification of their income, it was discovered that their income was either too high or too low relative to their monthly mortgage payment for them to meet the program’s requirements. Alternative Modifications are available only for borrowers who were in a HAMP trial modification that was initiated by March 1, 2010.

Table 42 displays the profile of loan modifications (HAMP and non-HAMP) provided to borrowers during the first half of 2010, the first and second quarters of 2010 and during 2009.

Table 42:  Loan Modification Profile

	2010			Full Year
	Q2 YTD	Q2	Q1	2009

Term extension, interest rate reduction, or combination of both(1)	93%	95%	90%	93%
Initial reduction in monthly payment(2)	91	93	89	87
Estimated mark-to-market LTV ratio > 100%	54	53	54	47
Troubled debt restructurings	96	96	96	92

(1)	Reported statistics for term extension, interest rate reduction or the combination include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

The vast majority of our loan modifications during 2009 and the first half of 2010 were designed to help distressed borrowers by reducing the borrower’s monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both.

A significant portion of our modifications pertain to loans with a mark-to-market LTV ratio greater than 100% because these borrowers are typically unable to sell their homes as their mortgage obligation is greater than the value of their homes. As of June 30, 2010, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 21%, compared with our overall average single-family serious delinquency rate of 4.99%.

Approximately 58% of loans modified during 2009 were current or had paid off as of six months following the loan modification date. In comparison, 37% of loans modified during 2008 were current or had paid off as of six months following the loan modification date. As we have focused our efforts on distressed borrowers who are experiencing current economic hardship, the short term performance of our workouts may not be indicative of long term performance. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates and home prices.

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

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 43 compares our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 43:  Single-Family Foreclosed Properties

	For the Six Months
	Ended June 30,
	2010	2009

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	86,155	63,538
Acquisitions by geographic area:(2)
Midwest	30,619	14,626
Northeast	7,497	2,948
Southeast	39,593	14,480
Southwest	26,660	12,711
West	26,398	12,704

Total properties acquired through foreclosure	130,767	57,469
Dispositions of REO	(87,612)	(58,392)

End of period inventory of single-family foreclosed properties (REO)(1)	129,310	62,615

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$13,043	$6,002

Single-family foreclosure rate(4)	1.45%	0.63%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 37: Risk Characteristics of Conventional Single-Family Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on annualized total number of properties acquired through foreclosure as a percentage of the total number of loans in our conventional single-family guaranty book of business as of the end of each respective period.

Despite the increase in our foreclosure rate during the first half of 2010, foreclosure levels were lower than what they otherwise would have been due to our directive to servicers to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a HAMP modification and that all other foreclosure prevention alternatives have been exhausted. Additionally, foreclosure levels during the first half of 2009 were affected because of the foreclosure moratoria. The continued weak economy and the prolonged decline in home prices on a national basis, as well as high unemployment rates, continue to result in an increase in the percentage of our mortgage loans that transition from delinquent to foreclosure status and significantly reduce the values of our foreclosed single-family properties. Further, we have seen an increase in the percentage of our properties that we are unable to market for sale in the first half of 2010 compared with the first half of 2009. The most common reasons for our inability to market properties for sale are: (1) properties are within the period during which state law allows the former mortgagor and second lien holders to redeem the property (states which allow this are known as “redemption states”); (2) properties are still occupied by the person or personal property and the eviction process is not yet complete (“occupied status”); or (3) properties are being repaired. As we are unable to market a higher portion of our inventory, it slows the pace at which we can dispose of our properties and increases our foreclosed property expense related to costs associated with ensuring that the property is vacant and maintaining the property. For example, as of June 30, 2010, approximately 36% of our properties that we are unable to market for sale were in redemption status, which lengthens the time a property is in our REO inventory by an average of four to six months. Additionally, as of

June 30, 2010, approximately 36% of our properties that we are unable to market for sale were in occupied status, which lengthens the time a property is in our REO inventory by an average of one to three months.

As shown in Table 44 we have experienced a disproportionate share of defaults in certain states as compared to their share of our guaranty book of business, particularly within a number of states that have had significant home price depreciation.

Table 44:  Single-Family Acquired Property Concentration Analysis

For the
Six Months Ended
	As of		June 30, 2010	June 30, 2009
	June 30, 2010	December 31, 2009	Percentage of	Percentage of
	Percentage of	Percentage of	Properties	Properties
	Book	Book	Acquired	Acquired
	Outstanding(1)	Outstanding(1)	by Foreclosure(2)	by Foreclosure(2)

States:
Arizona, California, Florida and Nevada	28%	28%	36%	36%
Illinois, Indiana, Michigan and Ohio	11	11	19	20

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Calculated based on the number of properties acquired through foreclosure during the period divided by the total number of properties acquired through foreclosure.

Although we have expanded our loan workout initiatives to help borrowers stay in their homes, we expect our foreclosures to increase during the remainder of 2010 as a result of the adverse impact that the weak economy and high unemployment have had, and are expected to have, on the financial condition of borrowers.

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

The credit statistics reported below, unless otherwise noted, pertain only to a specific portion of our multifamily guaranty book of business for which we have access to detailed loan-level information, which constituted 99% of our total multifamily guaranty book as of both June 30, 2010 and December 31, 2009.

See “Risk Factors” in our 2009 Form 10-K for a discussion of the risk due to our reliance on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business.

Multifamily Acquisition Policy and Underwriting Standards

Our HCD business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large sophisticated banks to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Loans delivered to us by DUS lenders and their affiliates represented approximately 83% of our multifamily guaranty book of business as of June 30, 2010 compared with 81% as of December 31, 2009.

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

The weighted average original LTV ratio for our multifamily guaranty book of business was 67% as of both June 30, 2010 and December 31, 2009. The percentage of our multifamily guaranty book of business with an original LTV ratio greater than 80% was 5% as of both June 30, 2010 and December 31, 2009. We present the current risk profile of our multifamily guaranty book of business in “Note 7, Financial Guarantees.”

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

Problem Loan Management and Foreclosure Prevention

Unfavorable economic conditions have caused continued increases in our multifamily serious delinquency rate and the level of defaults. Since delinquency rates are a lagging indicator, even if market fundamentals show some improvement, we expect to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and enacted proactive portfolio management and monitoring to keep credit losses to a low level relative to our multifamily guaranty book of business.

Problem Loan Statistics

Table 45 provides a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We calculate multifamily serious delinquency rates based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total multifamily guaranty book of business. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 45:  Multifamily Serious Delinquency Rates

	As of
	June 30, 2010		December 31, 2009		June 30, 2009
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Multifamily loans:
Credit enhanced	89%	0.70%	89%	0.54%	90%	0.43%
Non-credit enhanced	11	1.62	11	1.33	10	1.23

Total multifamily loans	100%	0.80%	100%	0.63%	100%	0.51%

As stated previously, the weak economic environment has negatively affected serious delinquency rates across our multifamily guaranty book of business, with all loan sizes experiencing higher delinquencies. The credit enhanced book is exhibiting a lower rate of average delinquencies relative to the overall book and the non-credit enhanced loans are experiencing a higher rate of delinquencies. Relative to our overall multifamily guaranty book, the 2007 acquisitions continue to exhibit higher than average delinquency rates accounting for 35% of our multifamily serious delinquency rate while representing approximately 23% of our multifamily guaranty book as of June 30, 2010. Although our 2007 acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of multifamily housing values. In addition, certain states, such as Arizona, Florida, Georgia, Ohio and Texas have a disproportionate share of serious delinquent loans compared to their share of the multifamily guaranty book of business as a result of slow economic recovery within certain areas of Arizona, Florida, Georgia and Ohio and the conditions of the multifamily market in certain areas of Texas. These states accounted for 52% of multifamily serious delinquencies but only 18% of the multifamily book.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 46 compares our multifamily REO balances for the periods indicated.

Table 46:  Multifamily Foreclosed Properties

	As of
	June 30,
	2010	2009

Number of multifamily foreclosed properties (REO)	153	49

Carrying value of multifamily foreclosed properties (dollars in millions)	$436	$192

The multifamily inventory of foreclosed properties increased as of June 30, 2010 compared with June 30, 2009 as unfavorable economic conditions have caused new foreclosures to outpace dispositions.

Institutional Counterparty Credit Risk Management

We rely on our institutional counterparties to provide services and credit enhancements, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts that are critical to our business. Institutional counterparty risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.

Several of our institutional counterparties may now be subject to the provisions of the Wall Street Reform Act, which was signed into law in July 2010. However, we cannot predict its potential impact on our company or our industry at this time. For additional discussion on the key provisions and additional information about this legislation please see “Legislation.”

See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2009 Form 10-K for additional information about our institutional counterparties including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers and from document custodians.

Mortgage Seller/Servicers

Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 80% of our single-family guaranty book of business as of June 30, 2010 and December 31, 2009. Our largest mortgage servicer is Bank of America, which, together with its affiliates, serviced approximately 27% of our single-family guaranty book of business as of June 30, 2010 and December 31, 2009. In addition, we had two other mortgage servicers, JP Morgan and Wells Fargo, that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of June 30, 2010. In addition, Wells Fargo, with its affiliates, serviced over 10% of our multifamily guaranty book of business as of June 30, 2010. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

During the second quarter of 2010, our primary mortgage servicer counterparties have generally continued to meet their obligations to us. The growth in the number of delinquent loans on their books of business may negatively affect the ability of these counterparties to continue to meet their obligations to us in the future.

Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements or if mortgage insurers rescind coverage. In 2009 and during the first half of 2010, the number of repurchase and reimbursement requests remained high. Pursuant to our seller/servicers’ contractual obligations, during the second quarter of 2010, the aggregate unpaid principal balance of loans repurchased by our seller/servicers was approximately $1.5 billion compared with $964 million during the second quarter of 2009. If a significant seller/servicer counterparty, or a number of seller/servicer counterparties, fails to fulfill its repurchase and reimbursement obligations to us, it could result in a substantial increase in our credit losses and have a material adverse effect on our results of operations and financial condition. We expect the amount of our outstanding repurchase and reimbursement requests to remain high throughout 2010.

We are exposed to the risk that a mortgage seller/servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud.

Mortgage Insurers

We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $100.4 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2010, which represented approximately 4% of our single-family guaranty book of business as of June 30, 2010. Primary mortgage insurance represented $95.1 billion of this total, and pool mortgage insurance was $5.3 billion. We had total mortgage insurance coverage risk in force of $106.5 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2009, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2009. Primary mortgage insurance represented $99.6 billion of this total, and pool mortgage insurance was $6.9 billion of this total.

Table 47 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of June 30, 2010. These mortgage insurers provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of June 30, 2010.

Table 47:  Mortgage Insurance Coverage

	As of June 30, 2010
	Maximum Coverage(2)
Counterparty:(1)	Primary	Pool	Total
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$22,422	$2,051	$24,473
Radian Guaranty, Inc.	15,330	389	15,719
Genworth Mortgage Insurance Corporation	14,886	95	14,981
United Guaranty Residential Insurance Company	14,187	235	14,422
PMI Mortgage Insurance Co.	12,640	552	13,192
Republic Mortgage Insurance Company	10,226	1,041	11,267
Triad Guaranty Insurance Corporation	3,266	954	4,220
CMG Mortgage Insurance Company(3)	1,938	—	1,938

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. A number of our mortgage insurers have received waivers from their regulators regarding state-imposed risk-to-capital limits. Without these waivers, these mortgage insurers would not be able to continue to write new business in accordance with state regulatory requirements, should they fall below their regulatory capital requirements. In the first half of 2010, the parent companies of several of our largest mortgage insurer counterparties raised capital, which may improve their ability to meet state-imposed risk-to-capital limits and their ability to continue paying our claims in full as they come due, to the extent that the capital raised by the parent companies is contributed to their respective mortgage insurance entities. It is uncertain as to how long our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits. Additionally, mortgage insurers continue to approach us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities. In the first half of 2010, we approved PMI Mortgage Assurance Co., a wholly-owned subsidiary of PMI Mortgage Insurance Co., to provide mortgage insurance in a limited number of states, subject to certain conditions.

As of June 30, 2010, our allowance for loan losses of $60.6 billion, allowance for accrued interest receivable of $4.8 billion and reserve for guaranty losses of $246 million incorporated an estimated recovery amount of approximately $16.6 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $18.3 billion as of June 30, 2010 and an adjustment of approximately $1.6 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. We had outstanding receivables from mortgage insurers of $3.6 billion as of June 30, 2010 and $2.5 billion as of December 31, 2009, related to amounts claimed on insured, defaulted loans that we have not yet received. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $105 million as of June 30, 2010 and $51 million as of December 31, 2009 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.5 billion for the second quarter of 2010, $3.0 billion for the first half of 2010 and $3.6 billion for the year ended December 31, 2009. During the second quarter and first half of 2010, we negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $335 million for the second quarter of 2010, $773 million for the first half of 2010 and $668 million for the year ended December 31, 2009 are included in our total insurance proceeds amount.

Our mortgage insurer counterparties have generally continued to pay claims owed to us, except where alternative payment terms have been negotiated. Our mortgage insurer counterparties have significantly increased the number of mortgage loans for which they have rescinded coverage. In those cases where the mortgage insurance was obtained to meet our charter requirements or where we independently agree with the materiality of the finding that was the basis for the rescission, we generally require the seller/servicer to repurchase the loan or indemnify us against loss. We also independently review the origination loan files based upon internal protocols, and seek repurchase of those loans where we discover material underwriting defects, misrepresentation, or fraud. In the second quarter of 2010, some mortgage insurers disclosed agreements with certain lenders whereby they agree to waive certain rights to investigate claims for significant product segments of the insured loans for that particular lender, and in return receive some compensation. This means that these mortgage insurers will require fewer mortgage insurance rescissions for origination defects for the impacted loans. For loans covered by these agreements and to the extent we did not uncover loan defects independently for loans that otherwise would have resulted in mortgage insurance rescission, we may be at risk of additional loss. It is unclear how prevalent this type of agreement between mortgage insurers and lenders may become or how many loans it may impact.

Besides evaluating their condition to assess whether we have incurred probable losses in connection with our coverage, we also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Except for Triad Guaranty Insurance Corporation, as of August 5, 2010, our private mortgage insurer counterparties remain qualified to conduct business with us.

We generally are required pursuant to our charter to obtain credit enhancement on conventional single-family mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. In connection with HARP, we are generally able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these refinanced loans with updated LTV ratios above 80% and up to 125% may have no mortgage insurance or less insurance than we would otherwise require for a loan not originated under this program. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher LTV ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high LTV ratio loans. In addition, FHA’s role as the lower-cost option for loans with higher LTV ratios has also reduced our acquisitions of these types of loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high

LTV ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, or if FHA continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, we may be further restricted in our ability to purchase or securitize loans with LTV ratios over 80% at the time of purchase. Approximately 10% of our conventional single-family business volume for 2009 consisted of loans with a LTV ratio higher than 80% at the time of purchase. For the first half of 2010, these loans accounted for 18% of our single-family business volume.

Financial Guarantors

We were the beneficiary of financial guarantees totaling $9.2 billion as of June 30, 2010 and $9.6 billion as of December 31, 2009 on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $30.6 billion as of June 30, 2010 and $51.3 billion as of December 31, 2009.

Eight financial guarantors provided bond insurance coverage to us as of June 30, 2010. Most of these financial guarantors experienced material adverse changes to their investment grade ratings and their financial condition during 2009 and the first half of 2010 because of significantly higher claim losses that have impaired their claims paying ability. Accordingly, we do not rely on the external credit ratings of our financial guarantor counterparties when estimating other-than-temporary impairment; we model all securities without assuming the benefit of any external financial guarantees. With the exception of Ambac Assurance Corporation (“Ambac”), as described below, none of our other financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of our financial guarantor counterparties, we believe that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future. For additional discussions of our model methodology and key inputs used to estimate other-than-temporary impairment see “Note 6, Investments in Securities.”

In March 2010, Ambac and its insurance regulator, the Wisconsin Office of the Commissioner of Insurance, imposed a court-ordered moratorium on certain claim payments under Ambac’s bond insurance coverage, including claims arising under coverage on $1.4 billion of our private-label securities insured by Ambac as of June 30, 2010. The outcome of legal proceedings regarding the moratorium and the proposed company rehabilitation each remain uncertain at this time. In determining our other-than-temporary impairment on our private label securities insured by Ambac, we have assumed that we will not receive any proceeds from Ambac. See “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $17.0 billion as of June 30, 2010 and $18.3 billion as of December 31, 2009. As of June 30, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2009, 53% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $29.7 billion as of June 30, 2010 and $28.7 billion as of December 31, 2009. As of June 30, 2010, 42% of our maximum potential loss recovery on multifamily loans was from three lenders. As of December 31, 2009, 51% of our maximum potential loss recovery on multifamily loans was from three lenders.

Unfavorable market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) was 48% as of June 30, 2010, compared with 45% as of December 31, 2009. The percentage of these recourse obligations to lender counterparties rated below investment grade was 22% as of both June 30, 2010 and December 31, 2009. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 30% as of June 30, 2010, compared with 33% as of December 31, 2009. Given the stressed financial condition of many of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

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

Custodial Depository Institutions

A total of $87.1 billion in deposits for single-family payments were received and held by 288 institutions in the month of June 2010 and a total of $51.0 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2009. Of these total deposits, 94% as of June 30, 2010 and 95% as of December 31, 2009 were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch. Our ten largest custodial depository institutions held 95% of these deposits as of June 30, 2010 and 93% of these deposits as of December 31, 2009.

The Wall Street Reform Act, signed into law July 21, 2010, permanently increased the amount of federal deposit insurance available to $250,000 per depositor. Prior to this legislation, this increase was set to expire in December 2013.

Issuers of Securities Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, U.S. Treasury securities and asset-backed securities. See “Consolidated Balance Sheet Analysis—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio. Our counterparty risk is primarily with financial institutions with short-term deposits.

Our cash and other investments portfolio which totaled $118.3 billion as of June 30, 2010, included $60.1 billion of U.S. Treasury securities and $21.6 billion of unsecured positions all of which were short-term deposits with financial institutions which had short-term credit ratings of A-1, P-1, F1 (or equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively. As of December 31, 2009, our cash and other investments portfolio totaled $69.4 billion and included $45.8 billion of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions, of which approximately 92% were with issuers which had short-term credit ratings of A-1, P-1, F1 (or its equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively.

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

We present our credit loss exposure for our outstanding risk management derivative contracts, by counterparty credit rating, as of June 30, 2010 and December 31, 2009 in “Note 10, Derivative Instruments.” We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

We also manage our exposure to derivatives counterparties by requiring collateral in specified instances. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Our net credit exposure on derivatives contracts increased to $441 million as of June 30, 2010, from $238 million as of December 31, 2009. We had outstanding interest rate and foreign currency derivative transactions with 16 counterparties as of both June 30, 2010 and December 31, 2009. Derivatives transactions with nine of our counterparties accounted for approximately 89% of our total outstanding notional amount as of June 30, 2010, with each of these counterparties accounting for between approximately 4% and 15% of the total outstanding notional amount. In addition to the 16 counterparties with whom we had outstanding notional amounts as of June 30, 2010, we had master netting agreements with three counterparties with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future.

The recently-enacted Wall Street Reform Act includes additional regulation of the over-the-counter derivatives market that will likely directly and indirectly affect many aspects of our business and our business partners. It requires that most swap transactions be submitted for clearing with a clearing organization, with some exceptions (for example, if one of the parties is a commercial end user). Currently, we do not centrally clear our derivatives trades. The Wall Street Reform Act also requires certain institutions meeting the definition of “major swap participant” to register with the CFTC. The scope of the major swap participant definition is broad enough to include Fannie Mae, though rules to be issued by the CFTC should further refine and clarify the entities that are included under that definition. See “Legislation—Financial Reform Legislation” for additional details regarding the Wall Street Reform Act.

See “Note 10, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of June 30, 2010 and December 31, 2009. See “Risk Factors” in our 2009 Form 10-K for a discussion of the risks to our business posed by interest rate risk and a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

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

Derivatives Activity

Table 48 presents, by derivative instrument type, our risk management derivative activity, excluding mortgage commitments, for the six months ended June 30, 2010 along with the stated maturities of derivatives outstanding as of June 30, 2010.

Table 48:	Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed(2)	Basis(3)	Currency(4)	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2009	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207
Additions	86,352	86,317	55	292	26,750	26,075	—	—	225,841
Terminations(6)	(151,693)	(126,833)	(260)	(522)	(22,750)	(15,845)	—	—	(317,903)

Notional balance as of June 30, 2010	$317,259	$234,901	$3,020	$1,307	$103,300	$85,610	$7,000	$748	$753,145

Future maturities of notional amounts:(7)
Less than 1 year	$44,778	$33,335	$2,180	$249	$4,800	$—	$—	$58	$85,400
1 to less than 5 years	178,516	135,315	85	—	63,100	15,000	7,000	668	399,684
5 to less than 10 years	69,619	48,699	100	422	9,950	25,220	—	22	154,032
10 years and over	24,346	17,552	655	636	25,450	45,390	—	—	114,029

Total	$317,259	$234,901	$3,020	$1,307	$103,300	$85,610	$7,000	$748	$753,145

Weighted-average interest rate as of June 30, 2010:
Pay rate	3.25%	0.42%	0.14%	—	5.04%	—	—	—
Receive rate	0.41%	2.92%	1.83%	—	—	4.04%	3.58%	—
Weighted-average interest rate as of December 31, 2009:
Pay rate	3.46%	0.26%	0.05%	—	5.46%	—	—	—
Receive rate	0.26%	3.47%	1.59%	—	—	4.45%	3.58%	—

(1)	Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $406 million as of June 30, 2010 and December 31, 2009, respectively. The notional amount of swaps callable by derivatives counterparties was $4.4 billion as of June 30, 2010. There were no swaps callable by derivatives counterparties as of December 31, 2009.

(3)	Notional amounts include swaps callable by derivatives counterparties of $405 million and $610 million as of June 30, 2010 and December 31, 2009, respectively.

(4)	Exchange rate adjustments to foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Exchange rate adjustments to foreign currency swaps that are added or terminated during the period are reflected in the respective categories.

(5)	Includes swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts.

(7)	Amounts reported are based on contractual maturities. Some of these amounts represent swaps that are callable by Fannie Mae or by a derivative counterparty, in which case the notional amount would cease to be outstanding prior to maturity if the call option were exercised. See notes (2) and (3) for information on notional amounts that are callable.

The decline in the outstanding notional balance of our risk management derivatives from December 31, 2009 to June 30, 2010 primarily resulted from terminating a portion of offsetting pay-fixed and receive-fixed swap positions.

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

The daily average adverse impact on the fair value of our net portfolio from a 50 basis point change in interest rates was a decrease of $0.4 billion for the month of June 2010, compared with a decrease of $0.6 billion for the month of December 2009. The daily average impact from a 25 basis point change in the slope of the yield curve for the month of June 2010 showed a flat exposure, compared with a decrease of $0.1 billion for the month of December 2009.

The sensitivity measures presented in Table 49, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Table 49:	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	June 30, 2010	December 31, 2009
	(Dollars in billions)

Rate level shock:
-100 basis points	$0.1	$(0.1)
-50 basis points	(0.2)	0.1
+50 basis points	(0.1)	(0.4)
+100 basis points	(0.6)	(0.9)
Rate slope shock:
-25 basis points (flattening)	(0.0)	(0.2)
+25 basis points (steepening)	0.0	0.1

(1)	Computed based on changes in LIBOR swap rates.

The change in the sensitivities from December 31, 2009 to June 30, 2010 reflects the decline in interest rates during the first half of 2010 that reduced the sensitivity of prepayable mortgage assets.

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

Table 50 presents our monthly effective duration gap from December 2009 to June 2010. We also present the historical average daily duration for the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index for the same months. As a result of our rebalancing actions in response to movements in interest rates, our duration gap is both lower than and less volatile than the duration of the mortgage index as calculated by Barclays Capital. We use duration hedges, including longer term debt and interest rate swaps, to reduce the duration of our net portfolio, and we use option-based hedges, including callable debt and interest rate swaptions, to reduce the convexity, or the duration changes, of our net portfolio as interest rates move. Our duration gap also differs from the duration of the mortgage index as calculated by Barclay’s Capital because our mortgage portfolio includes mortgage assets that typically have a duration shorter than 30 years, such as adjustable-rate mortgage loans, as well as mortgage assets that generally have a longer duration than the mortgage index, such as multifamily loans and CMBS. In addition, the models we use to estimate duration are different from those used by Barclays Capital.

Table 50:	Duration Gap

		30-Year Fannie Mae
	Fannie Mae	Mortgage Index
	Effective	Option Adjusted
Month	Duration Gap	Duration(1)
	(In months)

December 2009	1	40
January 2010	1	43
February 2010	—	44
March 2010	(1)	44
April 2010	(1)	49
May 2010	(2)	41
June 2010	—	35

(1)	Reflects average daily option-adjusted duration, expressed in months, based on the 30-year Fannie Mae MBS component of the Barclays Capital U.S. Aggregate index obtained from Barclays Capital Live.

Other Interest Rate Risk Information

The interest rate risk measures discussed above exclude the impact of changes in the fair value of our net guaranty assets resulting from changes in interest rates. We exclude our guaranty business from these sensitivity measures based on our current assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments.

In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2009 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments. As of June 30, 2010, these sensitivities were relatively unchanged as compared with December 31, 2009. Although fewer of our financial instruments are designated as trading instruments as of June 30, 2010 compared with December 31, 2009 due to adopting the new accounting standards, there was no significant change in our overall portfolio composition or risk profile and the decrease in trading securities resulted in a decrease in the interest rate sensitivity of those instruments. The fair value of our trading financial instruments and our other financial instruments as of June 30, 2010 and December 31, 2009 can be found in “Note 16, Fair Value.”

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

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that as our draws from Treasury for credit losses abate, our draws instead will increasingly be driven by dividend payments;

•	Our expectation that we have reserved for the substantial majority of additional credit losses expected from loans we purchased or guaranteed in 2005 through 2008 that we have not yet realized;

•	Our belief that the losses we ultimately realize on certain loans may be less than the losses we will have provided for in our reserves due to accounting requirements;

•	Our expectation that the single-family loans we have purchased or guaranteed in 2009 and 2010 will be profitable, and these loans would become unprofitable if home prices declined more than 20% from their June 2010 levels over the next five years based on our home price index which would be an approximately 34% decline from their peak in the third quarter of 2006;

•	Our expectation that the loans we purchased or guaranteed from 2005 through 2008 will be unprofitable;

•	Our expectation that the loans we purchased or guaranteed in 2004 will perform close to break-even;

•	Our expectation that loans we have purchased or guaranteed since the beginning of 2009 will generally remain in our guaranty book of business for a relatively extended period of time;

•	Our belief that the LTV ratios at origination of loans we have purchased or guaranteed in 2010 will be higher than in 2009 if the volume of HARP loans continues at the current pace;

•	Our expectation that the overall credit profile of loans we purchased or guaranteed in 2010 will remain significantly stronger than the credit profile of loans from 2005 through 2008;

•	Our belief that our foreclosure alternatives are more likely to be successful in reducing our loss severity if they are executed expeditiously;

•	Our belief that valuations in the nonperforming loan market understate the value of the nonperforming loans we expect to realize;

•	Our belief that reducing delays and implementing workout solutions that can be executed in a timely manner increase the likelihood that our problem loan management strategies will be successful in avoiding a default or minimizing severity;

•	Our expectation that we will continue to purchase loans from our single-family MBS trusts as they become four or more consecutive monthly payments delinquent;

•	Our expectation that home prices on a national basis will decline slightly in 2010 before stabilizing, and that the peak-to-trough home price decline on a national basis will range between 18% and 25%;

•	Our expectation that the weakness in the housing and mortgage markets will continue throughout 2010;

•	Our expectation that the decline in residential mortgage debt outstanding will continue through 2010;

•	Our expectation that the pace of home sales will slow substantially in the third quarter and be relatively flat for all of 2010;

•	Our expectation that the actions we take to stabilize the housing market and minimize our credit losses will continue to have, at least in the short term, a material adverse effect on our results of operations and financial condition, including our net worth;

•	Our expectation that our REO inventory will continue to increase significantly throughout 2010;

•	Our expectation that during 2010 default and severity rates will remain high;

•	Our expectation that home prices on a national basis will decline slightly in 2010 and into 2011 before stabilizing;

•	Our expectation that the level of multifamily defaults and serious delinquencies will increase further during 2010;

•	Our expectation that our credit-related expenses will remain high in 2010, but that if current trends continue, our credit related expenses in 2010 will be lower than in 2009;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that we will not generate sufficient taxable income for the foreseeable future to realize our net deferred tax assets;

•	Our expectation that our single-family loss reserve for individually impaired loans will continue to grow in conjunction with our loan modification efforts;

•	Our intention to maximize the value of distressed loans over time, utilizing loan modification, foreclosure, repurchases and other preferable loss mitigation actions that to date have resulted in per loan net recoveries materially higher than those that would have been available had they been sold in the distressed loan market;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities and through funds we receive from Treasury;

•	Our expectation that our acquisitions of Alt-A mortgage loans will be minimal in future periods, and that the percentage of the book of business attributable to Alt-A mortgage loans will decrease over time;

•	Our intention, as part of our Loan Quality Initiative, to validate certain borrower and property information and collect additional property and appraisal data at the time of delivery of mortgage loans;

•	Our expectation that the volume of our foreclosure alternatives, primarily preforeclosure sales and deeds-in-lieu of foreclosure, will remain high throughout 2010;

•	Our expectation of an increase in the number of loan workouts during 2010, including modifications both under HAMP and outside the program;

•	Our expectation that our foreclosures will increase during the remainder of 2010;

•	Our expectation that the amount of our outstanding repurchase and reimbursement requests will remain high throughout 2010;

•	Our expectation that, given the stressed financial condition of many of our lenders, in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us;

•	Our expectation that our credit exposure on derivative contracts will fluctuate with changes in interest rates, implied volatility and the collateral thresholds of counterparties;

•	Our expectation that we will not realize credit losses on the vast majority of our mortgage revenue bonds due to the inherent financial strength of the issuers, or in some cases, the amount of external credit support from mortgage collateral or financial guarantees;

•	Our expectation that we will continue to experience substantial deterioration in the credit performance of mortgage loans that we own or that back our guaranteed Fannie Mae MBS, which we expect to result in additional credit-related expenses;

•	Our belief that we can reduce our credit losses by minimizing delays through repayment plans, short-term forbearances and loan modifications to prevent defaults when completed at an early stage of delinquency;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding;

•	Our belief that we have limited credit exposure on our government loans;

•	Our projection that we will not be required to sell AFS securities and we will recover unrealized losses over the lives of the security;

•	Our expectation that hearings on GSE reform will continue and additional proposals will be discussed;

•	Our expectation that we will continue to have a net worth deficit in future periods;

•	Our expectation that, given the significant seasoning of our manufactured housing securities, their future performance will be in line with how the securities are currently performing;

•	Our intention to complete implementation and remediation of our material weakness in our change management process by December 31, 2010;

•	Our belief that if FHA continues to be the lower-cost option for loans with higher LTV ratios, our market share could be adversely impacted if the market shifts away from refinance activity, which is likely when interest rates rise; and

•	Our belief that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to the following: the adequacy of credit reserves; our ability to maintain a positive net worth; effects from activities we undertake to support the mortgage market and help borrowers, and actions we take to reduce credit losses; social behaviors; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; future accounting standards; changes in the structure and regulation of the financial services industry; our ability to access the debt capital markets; further disruptions in the housing, credit and stock markets and other macroeconomic conditions; the level and volatility of interest rates and credit spreads; pending government investigations and litigation; the accuracy of subjective estimates used in critical accounting policies; and those factors described in this report and in our 2009 Form 10-K, including those factors described under the heading “Risk Factors,” and in this report under “Executive Summary—Our Mission, Objectives and Strategy—The performance of single-family loans acquired beginning in 2009 and our expectation regarding future credit losses—Factors that could cause actual results to be materially different from our estimates and expectations.”

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors described under the heading “Risk Factors” in our 2009 Form 10-K or in this report. Our forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement because of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets
 (Dollars in millions, except share amounts)
(Unaudited)

	As of
	June 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents (includes cash of consolidated trusts of $526 and $2,092, respectively)	$27,844	$6,812
Restricted cash (includes restricted cash of consolidated trusts of $35,376 and $-, respectively)	38,855	3,070
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,608	53,684
Investments in securities:
Trading, at fair value (includes securities of consolidated trusts of $23 and $5,599, respectively)	77,353	111,939
Available-for-sale, at fair value (includes securities of consolidated trusts of $611 and $10,513, respectively, and securities pledged as collateral that may be sold or repledged of $- and $1,148, respectively)	105,660	237,728

Total investments in securities	183,013	349,667

Mortgage loans:
Loans held for sale, at lower of cost or fair value	1,025	18,462
Loans held for investment, at amortized cost
Of Fannie Mae	405,998	256,434
Of consolidated trusts (includes loans pledged as collateral that may be sold or repledged of $2,846 and $1,947, respectively)	2,574,018	129,590

Total loans held for investment	2,980,016	386,024
Allowance for loan losses	(60,582)	(9,925)

Total loans held for investment, net of allowance	2,919,434	376,099

Total mortgage loans	2,920,459	394,561
Advances to lenders	4,849	5,449
Accrued interest receivable:
Of Fannie Mae	6,793	3,774
Of consolidated trusts	9,851	519
Allowance for accrued interest receivable	(4,784)	(536)

Total accrued interest receivable, net of allowance	11,860	3,757

Acquired property, net	14,021	9,142
Derivative assets, at fair value	1,224	1,474
Guaranty assets	427	8,356
Deferred tax assets, net	1,012	909
Partnership investments	1,820	2,372
Servicer and MBS trust receivable	991	18,329
Other assets	12,284	11,559

Total assets	$3,256,267	$869,141

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable:
Of Fannie Mae	$4,517	$4,951
Of consolidated trusts	9,956	29
Federal funds purchased and securities sold under agreements to repurchase	142	—
Short-term debt:
Of Fannie Mae	256,066	200,437
Of consolidated trusts	5,987	—
Long-term debt:
Of Fannie Mae (includes debt at fair value of $3,264 and $3,274, respectively)	586,437	567,950
Of consolidated trusts (includes debt at fair value of $311 and $-, respectively)	2,376,774	6,167
Derivative liabilities, at fair value	1,693	1,029
Reserve for guaranty losses (includes $29 and $4,772, respectively, related to Fannie Mae MBS included in Investments in securities)	246	54,430
Guaranty obligations	765	13,996
Partnership liabilities	1,884	2,541
Servicer and MBS trust payable	4,420	25,872
Other liabilities	8,791	7,020

Total liabilities	3,257,678	884,422

Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	84,600	60,900
Preferred stock, 700,000,000 shares are authorized—578,389,726 and 579,735,457 shares both issued
and outstanding, respectively	20,280	20,348
Common stock, no par value, no maximum authorization—1,267,748,253 and 1,265,674,761 shares
issued, respectively; 1,116,149,329 and 1,113,358,051 shares outstanding, respectively	666	664
Additional paid-in capital	—	2,083
Accumulated deficit	(97,544)	(90,237)
Accumulated other comprehensive loss	(2,084)	(1,732)
Treasury stock, at cost, 151,598,924 and 152,316,710 shares, respectively	(7,400)	(7,398)

Total Fannie Mae stockholders’ deficit	(1,482)	(15,372)

Noncontrolling interest	71	91

Total deficit	(1,411)	(15,281)

Total liabilities and equity (deficit)	$3,256,267	$869,141

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations
 (Dollars and shares in millions, except per share amounts)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest income:
Trading securities	$330	$923	$645	$1,913
Available-for-sale securities	1,389	3,307	2,862	7,028
Mortgage loans:
Of Fannie Mae	3,950	4,392	7,248	9,099
Of consolidated trusts	33,682	1,219	68,003	2,110
Other	41	139	80	266

Total interest income	39,392	9,980	78,838	20,416

Interest expense:
Short-term debt:
Of Fannie Mae	164	600	280	1,707
Of consolidated trusts	3	—	5	—
Long-term debt:
Of Fannie Mae	4,975	5,560	10,056	11,552
Of consolidated trusts	30,043	85	61,501	174

Total interest expense	35,185	6,245	71,842	13,433

Net interest income	4,207	3,735	6,996	6,983

Provision for loan losses	(4,295)	(2,615)	(16,234)	(5,124)

Net interest income (loss) after provision for loan losses	(88)	1,120	(9,238)	1,859

Guaranty fee income (includes imputed interest of $30 and $321 for the three months ended June 30, 2010 and 2009, respectively, and $59 and $471 for the six months ended June 30, 2010 and 2009, respectively)	52	1,659	106	3,411
Investment gains (losses), net	23	(45)	189	178
Other-than-temporary impairments	(48)	(1,097)	(234)	(6,750)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	(89)	344	(139)	344

Net other-than-temporary impairments	(137)	(753)	(373)	(6,406)
Fair value gains (losses), net	303	823	(1,402)	(637)
Debt extinguishment losses, net (includes debt extinguishment losses related to consolidated trusts of $31 and $100 for the three months and six months ended June 30, 2010, respectively)	(159)	(190)	(283)	(269)
Losses from partnership investments	(26)	(571)	(84)	(928)
Fee and other income	242	197	421	389

Non-interest income (loss)	298	1,120	(1,426)	(4,262)

Administrative expenses:
Salaries and employee benefits	324	245	648	538
Professional services	260	180	454	323
Occupancy expenses	40	46	81	94
Other administrative expenses	46	39	92	78

Total administrative expenses	670	510	1,275	1,033
Provision for guaranty losses	69	15,610	33	33,435
Foreclosed property expense	487	559	468	1,097
Other expenses	198	318	370	597

Total expenses	1,424	16,997	2,146	36,162

Loss before federal income taxes	(1,214)	(14,757)	(12,810)	(38,565)
Provision (benefit) for federal income taxes	9	23	(58)	(600)

Net loss	(1,223)	(14,780)	(12,752)	(37,965)
Less: Net loss attributable to the noncontrolling interest	5	26	4	43

Net loss attributable to Fannie Mae	(1,218)	(14,754)	(12,748)	(37,922)
Preferred stock dividends	(1,907)	(411)	(3,434)	(440)

Net loss attributable to common stockholders	$(3,125)	$(15,165)	$(16,182)	$(38,362)

Loss per share—Basic and Diluted	$(0.55)	$(2.67)	$(2.84)	$(6.76)
Weighted-average common shares outstanding—Basic and Diluted	5,694	5,681	5,693	5,674

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows
 (Dollars in millions)
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009

Cash flows used in operating activities:
Net loss	$(12,752)	$(37,965)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt of Fannie Mae cost basis adjustments	776	2,176
Amortization of debt of consolidated trusts cost basis adjustments	(277)	(4)
Provision for loan and guaranty losses	16,267	38,559
Valuation (gains) losses	(1,517)	4,537
Current and deferred federal income taxes	282	(1,690)
Derivatives fair value adjustments	1,003	(1,045)
Purchases of loans held for sale	(38)	(72,172)
Proceeds from repayments of loans held for sale	29	1,204
Net change in trading securities, excluding non-cash transfers	(41,797)	3,165
Other, net	(11,615)	(4,302)

Net cash used in operating activities	(49,639)	(67,537)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(7,887)	—
Proceeds from maturities of trading securities held for investment	1,398	6,076
Proceeds from sales of trading securities held for investment	20,442	1,313
Purchases of available-for-sale securities	(601)	(108,105)
Proceeds from maturities of available-for-sale securities	9,022	23,705
Proceeds from sales of available-for-sale securities	8,468	168,933
Purchases of loans held for investment	(32,769)	(19,322)
Proceeds from repayments of loans held for investment of Fannie Mae	8,491	20,904
Proceeds from repayments of loans held for investment of consolidated trusts	229,661	11,523
Net change in restricted cash	9,798	—
Advances to lenders	(23,131)	(53,646)
Proceeds from disposition of acquired property	17,693	9,873
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	15,618	32,147
Other, net	(627)	(9,380)

Net cash provided by investing activities	255,576	84,021
Cash flows used in financing activities:
Proceeds from issuance of short-term debt of Fannie Mae	394,719	747,971
Proceeds from issuance of short-term debt of consolidated trusts	5,902	—
Payments to redeem short-term debt of Fannie Mae	(339,366)	(820,868)
Payments to redeem short-term debt of consolidated trusts	(18,121)	—
Proceeds from issuance of long-term debt of Fannie Mae	197,771	187,269
Proceeds from issuance of long-term debt of consolidated trusts	128,067	8
Payments to redeem long-term debt of Fannie Mae	(180,058)	(153,991)
Payments to redeem long-term debt of consolidated trusts	(394,225)	(273)
Payments of cash dividends on senior preferred stock to Treasury	(3,436)	(434)
Proceeds from senior preferred stock purchase agreement with Treasury	23,700	34,200
Net change in federal funds purchased and securities sold under agreements to repurchase	142	(65)

Net cash used in financing activities	(184,905)	(6,183)
Net increase in cash and cash equivalents	21,032	10,301
Cash and cash equivalents at beginning of period	6,812	17,933

Cash and cash equivalents at end of period	$27,844	$28,234

Cash paid during the period for:
Interest	$73,125	$15,430
Income taxes	—	848
Non-cash activities (excluding transition-related impacts—see Note 2):
Mortgage loans acquired by assuming debt	$199,498	$13
Net transfers from mortgage loans held for investment of consolidated trusts to mortgage loans held for investment of Fannie Mae	142,034	—
Transfers from advances to lenders to investments in securities	—	38,943
Transfers from advances to lenders to loans held for investment of consolidated trusts	22,441	—
Net transfers from mortgage loans to acquired property	32,391	2,211

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Fannie Mae Stockholders’ Equity (Deficit)
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss	Stock	Interest	(Deficit)

Balance as of December 31, 2008	1	597	1,085	$1,000	$21,222	$650	$3,621	$(26,790)	$(7,673)	$(7,344)	$157	$(15,157)
Cumulative effect from the adoption of a new accounting standard on other-than-temporary impairments, net of tax	—	—	—	—	—	—	—	8,520	(5,556)	—	—	2,964
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(37,922)	—	—	(43)	(37,965)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $790)	—	—	—	—	—	—	—	—	1,467	—	—	1,467
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $2,263)	—	—	—	—	—	—	—	—	4,142	—	—	4,142
Reclassification adjustment for losses included in net loss (net of tax of $46)	—	—	—	—	—	—	—	—	86	—	—	86
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	79	—	—	79
Amortization of net cash flow hedging gains	—	—	—	—	—	—	—	—	9	—	—	9
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	17	—	—	17

Total comprehensive loss												(32,165)
Senior preferred stock dividends	—	—	—	—	—	—	(434)	—	—	—	—	(434)
Increase to senior preferred liquidation preference	—	—	—	34,200	—	—	—	—	—	—	—	34,200
Conversion of convertible preferred stock into common stock	—	(15)	23	—	(736)	12	724	—	—	—	—	—
Other	—	—	1	—	—	—	36	1	—	(41)	—	(4)

Balance as of June 30, 2009	1	582	1,109	$35,200	$20,486	$662	$3,947	$(56,191)	$(7,429)	$(7,385)	$108	$(10,602)

Balance as of December 31, 2009	1	580	1,113	$60,900	$20,348	$664	$2,083	$(90,237)	$(1,732)	$(7,398)	$91	$(15,281)
Cumulative effect from the adoption of the accounting standards on transfers of financial assets and consolidation	—	—	—	—	—	—	—	6,706	(3,394)	—	(14)	3,298

Balance as of January 1, 2010, adjusted	1	580	1,113	60,900	20,348	664	2,083	(83,531)	(5,126)	(7,398)	77	(11,983)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(12,748)	—	—	(4)	(12,752)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for-sale securities, (net of tax of $1,509)	—	—	—	—	—	—	—	—	2,802	—	—	2,802
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $126)	—	—	—	—	—	—	—	—	247	—	—	247
Reclassification adjustment for gains included in net loss (net of tax of $6)	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	1	—	—	1
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	4	—	—	4

Total comprehensive loss												(9,710)
Senior preferred stock dividends	—	—	—	—	—	—	(2,171)	(1,265)	—	—	—	(3,436)
Increase to senior preferred liquidation preference	—	—	—	23,700	—	—	—	—	—	—	—	23,700
Conversion of convertible preferred stock into common stock	—	(2)	2	—	(68)	2	66	—	—	—	—	—
Other	—	—	1	—	—	—	22	—	—	(2)	—	20

Balance as of June 30, 2010	1	578	1,116	$84,600	$20,280	$666	$—	$(97,544)	$(2,084)	$(7,400)	$71	$(1,411)

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

We were directed by FHFA to voluntarily delist our common stock and each listed series of our preferred stock from the New York Stock Exchange and the Chicago Stock Exchange. The last trading day for the listed securities on the New York Stock Exchange and the Chicago Stock Exchange was July 7, 2010, and since July 8, 2010, the securities have been quoted on the over-the-counter market.

As of August 5, 2010, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The GSE Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. FHFA’s proposed rule on conservatorship and receivership operations, published on July 9, 2010, defines “reasonable period” as a period of 18 months following the appointment of a conservator or receiver.

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of August 5, 2010, FHFA has not exercised this power.

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

Pursuant to the amended senior preferred stock purchase agreement, Treasury has committed to provide us with funding as needed to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $83.6 billion to date under Treasury’s funding commitment and the Acting Director of FHFA has submitted a request for an additional $1.5 billion from Treasury to eliminate our net worth deficit as of June 30, 2010. The aggregate liquidation preference of the senior preferred stock was $84.6 billion as of June 30, 2010 and will increase to $86.1 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of June 30, 2010.

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our roll-over risk increases when our outstanding short-term debt increases as a percentage of our total outstanding debt. Our ability to issue long-term debt has been strong in recent quarters primarily due to actions taken by the federal government, to support us and the financial markets. Many of these programs initiated by the federal government, however, have expired. The Treasury credit facility and Treasury MBS purchase program terminated on December 31, 2009. The Federal Reserve’s agency debt and MBS purchase programs expired on March 31, 2010. Despite the expiration of these programs, demand for our long-term debt securities continues to be strong.

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

In February 2010, the Obama Administration stated in its fiscal year 2011 budget proposal that it was continuing to monitor the situation of Fannie Mae, Freddie Mac and the Federal Home Loan Bank System and would continue to provide updates on considerations for longer-term reform of Fannie Mae and Freddie Mac as appropriate. These considerations may have a material impact on our ability to issue debt or refinance existing debt as it becomes due and hinder our ability to continue as a going concern. In April 2010, the Obama Administration released seven broad questions for public comment on the future of the housing finance system, including Fannie Mae and Freddie Mac; the comment period ended on July 21, 2010. Under the Wall Street Reform Act, Treasury is required to submit a report to Congress by January 31, 2011, with recommendations for ending the conservatorship of Fannie Mae and Freddie Mac, while minimizing the cost to taxpayers.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2010 may not necessarily be indicative of the results for the year ending December 31, 2010. The unaudited interim condensed consolidated financial statements as of June 30, 2010 and our consolidated financial statements as of December 31, 2009 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), filed with the SEC on February 26, 2010.

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and the Treasury are deemed related parties. As of June 30, 2010, Treasury held an investment in our senior preferred stock with a liquidation preference of $84.6 billion. During 2009, Treasury engaged us to serve as program administrator for the Home Affordable Modification Program.

In addition, in 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac in which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through three separate assistance programs: a temporary credit and liquidity facilities (“TCLF”) program, a new issue bond (“NIB”) program and a multifamily credit enhancement program.

Under the TCLF program, we have $3.8 billion and $870 million outstanding, which includes principal and interest, of three-year standby credit and liquidity support as of June 30, 2010 and December 31, 2009, respectively. Treasury has purchased participating interests in these temporary credit and liquidity facilities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Under the NIB program, we have $7.6 billion and $3.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs as of June 30, 2010 and December 31, 2009, respectively. Treasury bears the initial loss of principal under the TCLF program and the NIB program up to 35% of the total principal on a combined program-wide basis. We are not participating in the multifamily credit enhancement program.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of June 30, 2010 and December 31, 2009, we held Freddie Mac mortgage-related securities with a fair value of $22.5 billion and $42.6 billion, respectively, and accrued interest receivable of $121 million and $230 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $277 million and $408 million for the three months ended June 30, 2010 and 2009, respectively, and $612 million and $815 million for the six months ended June 30, 2010 and 2009, respectively.

Use of Estimates

Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses, and other-than-temporary impairment of investment securities. Actual results could be different from these estimates. In the second quarter of 2010, we updated our allowance for loan loss model to reflect a change in our cohort structure for our severity calculations which resulted in a change in estimate and a decrease in our allowance for loan losses of approximately $1.6 billion.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Measurement of Consolidated Assets and Liabilities

In accordance with the new accounting standard, on the transition date, January 1, 2010, we initially measured the assets and liabilities of the newly consolidated securitization trusts at their unpaid principal balances and established a corresponding valuation allowance and accrued interest as it was not practicable to determine the carrying amount of such assets and liabilities. The securitization assets and liabilities that did not qualify for the use of this practical expedient were initially measured at fair value. As such, we recognized in our condensed consolidated balance sheet the mortgage loans underlying our consolidated trusts as “Mortgage loans held for investment of consolidated trusts.” We also recognized securities issued by these trusts that are held by third parties in our condensed consolidated balance sheet as either “Short-term debt of consolidated trusts” or “Long-term debt of consolidated trusts.”

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

If we cease to be deemed the primary beneficiary of a VIE then we deconsolidate the VIE. We use fair value to measure the initial cost basis for the retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Investment gains (losses), net” in our condensed consolidated statements of operations. We also record gains or losses that are associated with the consolidation of a VIE as “Investment gains (losses), net” in our condensed consolidated statements of operations.

Purchase/Sale of Fannie Mae Securities

We actively purchase and may subsequently sell guaranteed MBS that have been issued through our lender swap and portfolio securitization transaction programs. The accounting for the purchase and sale of our guaranteed MBS issued by the trusts differs based on the characteristics of the securitization trusts and whether the trusts are consolidated.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

We create single-class securitization trusts through our lender swap and portfolio securitization transaction programs. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we immediately deposit into an MBS trust. The MBS are then issued to the seller in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash. We consolidate most of the single-class securitization trusts that are issued under these programs because our role as guarantor and master servicer provides us with the power to direct matters that impact the credit risk to which we are exposed.

The purchase of an MBS from a third party that was issued from a consolidated trust is accounted for as the extinguishment of debt in our condensed consolidated financial statements. A gain or loss on the extinguishment of such debt is recorded to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated debt reported in our condensed consolidated balance sheet (including unamortized premiums, discounts or the other cost basis adjustments), at the time of purchase. The sale of an MBS from Fannie Mae’s portfolio to a third party that was issued from a consolidated trust is accounted for as the issuance of debt in our condensed consolidated financial statements. Related premiums, discounts and other cost basis adjustments are amortized into income over time.

To determine the order in which consolidated debt is extinguished, we have elected to use a daily convention in the application of the last-issued first-extinguished method. Under this method, we record the net daily change in each MBS holding as either the issuance of debt if there has been an increase in the position that is held by third parties, or the extinguishment of the most recently issued related debt if there has been a decrease in the position held by third parties. The impact of this method is that we record the net daily activity for an MBS as if it were a single buy or sell trade, which results in a change in our beginning debt balance if the total unpaid principal balance purchased does not match the total unpaid principal balance sold.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Multi-Class Resecuritization Trusts

Multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae securities, including Real Estate Mortgage Investment Conduits (“REMICs”) and strip securities, in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. We guarantee to each multi-class resecuritization trust that we will supplement amounts received by the trusts as required to permit timely payments of principal and interest, as applicable, on the related Fannie Mae securities. However, there is no credit risk assumed by us because the underlying assets are Fannie Mae MBS for which we have already provided a guaranty. Although we may be exposed to prepayment risk via our ownership of the securities issued by these trusts, we do not have the ability via our involvement with a multi-class resecuritization trust to impact the economic risk to which we are exposed. Therefore, we do not consolidate such a multi-class resecuritization trust until we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

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

See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities,” for additional information regarding the impact upon adoption.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Portfolio Securitizations

We evaluate a transfer of financial assets from a portfolio securitization transaction to an entity that is not consolidated to determine whether the transfer qualifies as a sale. Transfers of financial assets for which we surrender control of the transferred assets are recorded as sales.

When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. Prior to the adoption of the new accounting standard on the transfers of financial assets, we allocated the previous carrying amount of the transferred assets between the assets sold and the retained interests, if any, in proportion to their relative fair values at the date of transfer. We record a gain or loss as a component of “Investment gains (losses), net” in our condensed consolidated statements of operations, which now represents the difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale. Prior to the adoption of the new accounting standard on the transfers of financial assets, the gain or loss represented the difference between the allocated carrying amount of the assets sold and the proceeds from the sale, net of any transaction costs and liabilities incurred, which may have included a recourse obligation for our financial guaranty. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain in our condensed consolidated balance sheets and we record a liability to the extent of any proceeds received in connection with such a transfer.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

We report HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains (losses), net” in our condensed consolidated statements of operations. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. When the collection of principal or interest payments in full is not reasonably assured, we discontinue the accrual of interest income. Purchase premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

In the event that we reclassify HFS loans to HFI, we record the loans at lower of cost or fair value on the date of reclassification. We recognize any lower of cost or fair value adjustment recognized upon reclassification as a basis adjustment to the HFI loan.

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

Restructured Loans

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). A concession has been granted to a borrower when we determine that the effective yield based on the restructured loan term is less than the effective yield prior to the modification. We measure impairment of a loan restructured in a TDR individually based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred to effect a TDR are expensed as incurred.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Loans Purchased or Eligible to be Purchased from Trusts

For our single-class securitization trusts that include a Fannie Mae guaranty, we have the option to purchase a loan from the trust after four or more consecutive monthly payments due under the loan are delinquent in whole, or in part. With respect to single-family mortgage loans in trusts with issue dates on or after January 1, 2009, we also have the option to purchase a loan from the trust after the loan has been delinquent for at least one monthly payment, if the delinquency has not been fully cured on or before the next payment date (that is, 30 days delinquent), and it is determined that it is appropriate to execute loss mitigation activity that is not permissible while the loan is held in a trust. Fannie Mae, as guarantor or as issuer, may also purchase mortgage loans when other pre-defined contingencies have been met, such as when there is a material breach of a seller’s representation and warranty. Under long-term standby commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. Our acquisition cost for these loans is the unpaid principal balance of the loans plus accrued interest.

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

We base our estimate of the fair value of delinquent loans purchased from unconsolidated trusts upon an assessment of what a market participant would pay for the loan at the date of acquisition. We utilize indicative market prices from large, experienced dealers to estimate the initial fair value of delinquent loans purchased from unconsolidated trusts. We consider acquired credit-impaired loans to be individually impaired at acquisition, and no valuation allowance is established or carried over. We record the excess of the loan’s acquisition cost over its fair value as a charge-off against our “Reserve for guaranty losses” at acquisition. We

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

recognize any subsequent decreases in estimated future cash flows to be collected subsequent to acquisition as impairment losses through our “Allowance for loan losses.”

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

When an acquired credit-impaired loan is returned to accrual status, the portion of the expected cash flows, which incorporates changes in the timing and amount that are associated with credit and prepayment events, that exceeds the recorded investment in the loan is accreted into interest income over the expected remaining life of the loan. We prospectively recognize increases in future cash flows expected to be collected as interest income over the remaining expected life of the loan through a yield adjustment. If we subsequently refinance or restructure an acquired credit-impaired loan, other than through a TDR, the loan is not accounted for as a new loan but continues to be accounted for under the accounting standard for credit-impaired loans.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Individually Impaired Single-Family Loans

We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. Determination of whether a delay in payment or shortfall in amount is more than insignificant requires management’s judgment as to the facts and circumstances surrounding the loan.

Individually impaired single-family loans currently include those restructured in a TDR and acquired credit-impaired loans. Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate. If we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs on a discounted basis and adjusted for estimated proceeds

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

from mortgage, flood, or hazard insurance or similar sources. Impairment recognized on individually impaired loans is part of our allowance for loan losses.

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

Multifamily Loans

We identify multifamily loans for evaluation for impairment through a credit risk classification process and individually assign them a risk rating. Based on this evaluation, we determine whether or not a loan is individually impaired. If we deem a multifamily loan to be individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property on a discounted basis, as we consider such loans to be collateral dependent. If we determine that an individual loan that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics that are evaluated collectively for incurred losses.

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

Amortization of Cost Basis Adjustments

We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment using the interest method over the contractual or estimated life of the loan or security. We amortize these cost basis adjustments into interest income for mortgage securities and for loans we classify as HFI. We do not amortize cost basis adjustments for loans that we classify as HFS but include them in the calculation of the gain or loss on the sale of those loans.

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

Cash Collateral

We pledged $5.4 billion in cash collateral as of both June 30, 2010 and December 31, 2009 related to our derivative activities. For derivative positions with the same counterparty under master netting arrangements where we pledge cash collateral, we remove it from “Cash and cash equivalents” and net the right to receive it against “Derivative liabilities at fair value” in our condensed consolidated balance sheets as a part of our counterparty netting calculation. Additionally, we pledged $5.7 billion and $5.4 billion in cash collateral as of June 30, 2010 and December 31, 2009, respectively, related to operating activities and recorded this amount as “Other assets” or “Federal funds sold and securities purchased under agreements to resell or similar arrangements” in our condensed consolidated balance sheets.

We record cash collateral accepted from a counterparty that we have the right to use as “Cash and cash equivalents” and cash collateral accepted from a counterparty that we do not have the right to use as “Restricted cash” in our condensed consolidated balance sheets. We net our obligation to return cash collateral pledged to us against “Derivative assets at fair value” in our condensed consolidated balance sheets as part of our counterparty netting calculation. We accepted cash collateral of $3.1 billion and $4.1 billion as of June 30, 2010 and December 31, 2009, respectively, of which $2.6 billion and $3.0 billion, respectively, was restricted.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Non-Cash Collateral

We classify securities pledged to counterparties as either “Investments in securities” or “Cash and cash equivalents” in our condensed consolidated balance sheets. Securities pledged to counterparties that have been consolidated with the underlying assets recognized as loans are included as “Mortgage loans” in our condensed consolidated balance sheets. We pledged $1.1 billion of available-for-sale (“AFS”) securities that the counterparty had the right to resell or repledge as of December 31, 2009. We did not pledge any AFS securities as of June 30, 2010. We pledged $2.8 billion and $1.9 billion in HFI loans that the counterparty had the right to sell or repledge as of June 30, 2010 and December 31, 2009, respectively.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $1.8 billion and $67 million as of June 30, 2010 and December 31, 2009, respectively, none of which was sold or repledged. The fair value of non-cash collateral accepted that we were not permitted to sell or repledge was $29.0 billion and $6.3 billion as of June 30, 2010 and December 31, 2009, respectively.

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

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, we report the collateral of the transferred securities at fair value, excluding accrued interest. The fair value of these securities is classified in “Investments in securities” in our condensed consolidated balance sheets. We had no such repurchase agreements outstanding as of June 30, 2010 or December 31, 2009.

Debt

Our condensed consolidated balance sheets contain debt of Fannie Mae as well as debt of consolidated trusts. We classify our outstanding debt as either short-term or long-term based on the initial contractual maturity. Prior to January 1, 2010, we reported debt issued both by us and by consolidated trusts collectively as either “Short-term debt” or “Long-term debt” in our condensed consolidated balance sheets. Effective January 1, 2010, the debt of consolidated trusts is reported as either “Short-term debt of consolidated trusts” or “Long-term debt of consolidated trusts,” and represents the amount of Fannie Mae MBS issued from such trusts and held by third-party certificateholders. Debt issued by us is reported as either “Short-term debt of Fannie Mae” or “Long-term debt of Fannie Mae,” and represents debt that we issue to third parties to fund our general business activities. The debt of consolidated trusts is prepayable without penalty at any time. We report deferred items, including premiums, discounts and other cost basis adjustments, as adjustments to the related debt balances in our condensed consolidated balance sheets. We remeasure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet dates and report any associated gains or losses as a component of “Fair value gains (losses), net” in our condensed consolidated statements of operations.

We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Servicer and MBS Trust Receivable and Payable

When a servicer advances payments to a consolidated MBS trust for delinquent loans, we record restricted cash and a corresponding liability to reimburse the servicer. When a delinquency advance is made to an unconsolidated trust, we record a receivable from the MBS trust, net of a valuation allowance, and a corresponding liability to reimburse the servicer. Servicers are reimbursed for amounts that they do not collect from the borrower at the earlier of the exercise of our default call option or foreclosure.

For unconsolidated MBS trusts where we are considered the transferor, when the contingency on our option to purchase loans from the trust has been met and we regain effective control over the transferred loan, we recognize the loan in our condensed consolidated balance sheets at fair value and record a corresponding liability to the unconsolidated MBS trust.

Fair Value Gains (Losses), Net

Fair value gains (losses), net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value and foreign currency debt. The following table displays the composition of “Fair value gains (losses), net” for the three and six months ended June 30, 2010 and 2009.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Derivatives fair value losses, net	$(397)	$(537)	$(3,159)	$(2,243)
Trading securities gains, net	640	1,561	1,698	1,728
Debt foreign exchange gains (losses), net	54	(169)	77	(114)
Debt fair value gains (losses), net	6	(32)	(18)	(8)

Fair value gains (losses), net	$303	$823	$(1,402)	$(637)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Reclassifications

To conform to our current period presentation, we have reclassified amounts reported in our condensed consolidated financial statements. In our condensed consolidated balance sheet as of December 31, 2009, we reclassified $536 million from “Allowance for loan losses” to “Allowance for accrued interest receivable.” In our condensed consolidated statement of operations, we reclassified $15.6 billion and $2.6 billion for the three months ended June 30, 2009 and $33.4 billion and $5.1 billion for the six months ended June 30, 2009 from “Provision for credit losses,” which is no longer presented, to “Provision for guaranty losses” and “Provision for loan losses,” respectively.
In our condensed consolidated statement of cash flows for the six months ended June 30, 2009, we reclassified $9.0 billion from “Reimbursements to servicers for loan advances” to “Other, net.” In our condensed consolidated statement of changes in equity (deficit) for the six months ended June 30, 2009, we reclassified $4.1 billion, net of tax of $2.3 billion, from “Changes in net unrealized losses on available-for-sale securities” to “Reclassification adjustment for other-than-temporary impairments recognized in our net loss.”

2.	Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities

Effective January 1, 2010, we prospectively adopted the new accounting standards on the transfer of financial assets and the consolidation of VIEs (“the new accounting standards”) for all VIEs existing as of January 1, 2010 (“transition date”). The new accounting standards removed the scope exception for QSPEs and replaced the previous consolidation model with a qualitative model for determining the primary beneficiary of a VIE. Upon adoption of the new accounting standards, we consolidated the substantial majority of our single-class securitization trusts, which had significant impacts on our condensed consolidated financial statements. The key financial statement impacts are summarized below.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Balance Sheet Impact

In accordance with the new accounting standards, effective on the transition date, we report the assets and liabilities of consolidated trusts separately from the assets and liabilities of Fannie Mae in our condensed consolidated balance sheets. As such, we have reclassified prior period amounts to conform to our current period presentation. The following table presents the impact to our condensed consolidated balance sheet at the transition date.

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

Consolidated VIEs

The following table displays the assets and liabilities of consolidated VIEs in our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. The difference between total assets of consolidated VIEs and total liabilities of consolidated VIEs is primarily due to our investment in the debt securities of consolidated VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

	As of
	June 30,	December 31,
	2010(1)	2009(1)
	(Dollars in millions)

Assets:
Cash and cash equivalents	$526	$2,092
Restricted cash	35,376	—
Trading securities	23	5,599
Available-for-sale securities	611	10,513
Loans held for sale	807	11,646
Loans held for investment	2,574,018	129,590
Accrued interest receivable	9,851	519
Servicer and MBS trust receivable	640	466
Other assets(2)	20	451

Total assets of consolidated VIEs	$2,621,872	$160,876

Liabilities:
Accrued interest payable	$9,956	$29
Short-term debt	5,987	—
Long-term debt	2,376,774	6,167
Servicer and MBS trust payable	1,143	850
Other liabilities(3)	19	385

Total liabilities of consolidated VIEs	$2,393,879	$7,431

(1)	Includes VIEs created through lender swaps, private label wraps and portfolio securitization transactions.

(2)	Includes partnership investments of $430 million and cash, cash equivalents and restricted cash of $21 million in limited partnerships as of December 31, 2009.

(3)	Includes partnership liabilities of $385 million as of December 31, 2009.

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

In addition to the VIEs consolidated as a result of adopting the new accounting standards, we consolidated VIEs as of June 30, 2010 that were not consolidated as of December 31, 2009. These VIEs are Fannie Mae multi-class resecuritization trusts and were consolidated because we now hold in our portfolio a substantial portion of the certificates. As a result of consolidating these multi-class resecuritization trusts, which have combined total assets of $519 million, we derecognized our investment in these trusts and recognized the assets and liabilities of the consolidated trusts at their fair value.

As of December 31, 2009, we consolidated VIEs that were no longer consolidated as of June 30, 2010, excluding the impact of adopting the new accounting standards. These VIEs were Fannie Mae multi-class resecuritization trusts and were deconsolidated because we no longer hold in our portfolio a substantial portion of the certificates. As a result of deconsolidating these multi-class resecuritization trusts, which had combined total assets of $488 million, we derecognized the assets and liabilities of the trusts and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.

Unconsolidated VIEs

We also have investments in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These unconsolidated VIEs include securitization trusts, as well as other equity investments. The following table displays the total assets as of June 30, 2010 and December 31, 2009 of unconsolidated VIEs with which we are involved.

	As of
	June 30,	December 31,
	2010	2009
	(Dollars in millions)

Mortgage-backed trusts	$754,252	$3,044,516
Asset-backed trusts	395,785	484,703
Limited partnership investments	14,114	13,085
Mortgage revenue bonds and other credit-enhanced bonds	8,034	8,061

Total assets of unconsolidated VIEs	$1,172,185	$3,550,365

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying amount and classification of the assets and liabilities as of June 30, 2010 and December 31, 2009 and the maximum exposure to loss as of June 30, 2010 related to our variable interests in unconsolidated VIEs with which we are involved.

	As of
	June 30, 2010		December 31, 2009
		Maximum
	Carrying Amount	Exposure to Loss	Carrying Amount(1)
	(Dollars in millions)

Assets:
Available-for-sale securities(2)	$94,110	$84,947	$190,135
Trading securities(2)	31,526	31,359	91,222
Guaranty assets	249	—	8,195
Partnership investments	150	414	144
Servicer and MBS trust receivable	10	10	15,903
Other assets	—	—	1,320

Total assets related to our interests in unconsolidated VIEs	$126,045	$116,730	$306,919

Liabilities:
Reserve for guaranty losses	$212	$212	$52,703
Guaranty obligations	486	22,101	13,504
Partnership liabilities	243	55	325
Servicer and MBS trust payable	52	52	20,371
Other liabilities	—	—	818

Total liabilities related to our interest in unconsolidated VIEs	$993	$22,420	$87,721

(1)	Includes VIEs created through lender swaps and portfolio securitization transactions. Our total maximum exposure to loss relating to unconsolidated VIEs was $2.6 trillion as of December 31, 2009.

(2)	Contains securities exposed through consolidation which may also represent an interest in other unconsolidated VIEs.

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended June 30, 2010 and 2009, the unpaid principal balance of portfolio securitizations was $15.1 billion and $135.5 billion, respectively. For the six months ended June 30, 2010 and 2009, the unpaid principal balance of portfolio securitizations was $32.9 billion and $158.4 billion, respectively.

Upon adoption of the new accounting standards, the majority of our portfolio securitization transactions do not qualify for sale treatment. As a result, our continuing involvement in the form of guaranty assets and guaranty

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

liabilities with assets that were transferred into unconsolidated trusts has been greatly reduced and are no longer material. We report the assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales in our condensed consolidated balance sheets and in the consolidated VIEs table above.

The following table displays some key characteristics of the securities retained in portfolio securitizations accounted for as sales.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of June 30, 2010
Unpaid principal balance	$70	$18,538
Fair value	75	19,730
Impact on value from a 10% adverse change	(8)	(1,973)
Impact on value from a 20% adverse change	(15)	(3,946)
Weighted-average coupon	6.57%	6.55%
Weighted-average loan age	3.6 years	4.7 years
Weighted-average maturity	26.3 years	24.0 years
As of December 31, 2009
Unpaid principal balance	$34,260	$19,472
Fair value	35,455	20,224
Impact on value from a 10% adverse change	(3,546)	(2,022)
Impact on value from a 20% adverse change	(7,091)	(4,045)
Weighted-average coupon	5.62%	6.82%
Weighted-average loan age	2.9 years	4.6 years
Weighted-average maturity	24.2 years	26.1 years

The gain or loss on a portfolio securitization transaction that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. Prior to January 1, 2010, we allocated the carrying amount of the financial assets sold between the assets sold and the interests retained, if any, based on their relative fair value at the date of sale. Further, we recognized our recourse obligations at their full fair value at the date of sale, which serves as a reduction of sale proceeds in the gain or loss calculation. Beginning January 1, 2010, we recognize all assets obtained and all liabilities incurred at fair value. We recorded a net gain on portfolio securitizations of $29 million and $310 million for the three months ended June 30, 2010 and 2009, respectively. We recorded a net gain on portfolio securitizations of $109 million and $630 million for the six months ended June 30, 2010 and 2009, respectively. We recognize these amounts as a component of “Investment gains (losses), net” in our condensed consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays cash flows from our securitization trusts related to portfolio securitizations accounted for as sales for the three and six months ended June 30, 2010 and 2009.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Proceeds from the initial sale of securities (new securitizations)	$464	$39,276	$2,020	$61,339
Principal and interest received on retained interests	887	2,543	1,723	4,836

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in portfolio securitizations that have qualified as sales pursuant to the accounting standards for transfers of financial assets. As noted above, our adoption of the new accounting standards resulted in a significant increase in mortgage loans held for investment and a decrease in loans held for sale in our condensed consolidated balance sheets, as well as a decrease in the amount of loans securitized in portfolio securitizations that qualify as sales. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of June 30, 2010 and December 31, 2009.

	Unpaid	Principal Amount of
	Principal Balance	Delinquent Loans(1)
	(Dollars in millions)

As of June 30, 2010
Loans held for investment	$2,990,664	$199,186
Loans held for sale	1,070	42
Securitized loans	2,061	64

Total loans managed	$2,993,795	$199,292

As of December 31, 2009
Loans held for investment	$395,551	$51,051
Loans held for sale	20,992	140
Securitized loans	187,922	5,161

Total loans managed	$604,465	$56,352

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which we are no longer accruing interest. We discontinue accruing interest when payment of principal and interest in full is not reasonably assured.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.	Mortgage Loans

The following table displays loans in our mortgage portfolio as of June 30, 2010 and December 31, 2009 and reflects the adoption of the new accounting standards.

	As of
	June 30, 2010			December 31, 2009(1)
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family(2)	$313,663	$2,511,073	$2,824,736	$166,657	$129,472	$296,129
Multifamily	106,971	60,027	166,998	108,513	11,901	120,414

Total unpaid principal balance of mortgage loans	420,634	2,571,100	2,991,734	275,170	141,373	416,543
Unamortized premiums (discounts) and other cost basis adjustments, net	(14,398)	3,743	(10,655)	(11,196)	28	(11,168)
Lower of cost or fair value adjustments on loans held for sale	(19)	(19)	(38)	(729)	(160)	(889)
Allowance for loan losses for loans held for investment	(42,844)	(17,738)	(60,582)	(8,078)	(1,847)	(9,925)

Total mortgage loans	$363,373	$2,557,086	$2,920,459	$255,167	$139,394	$394,561

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	As of June 30, 2010, our single-family of Fannie Mae amount of $313.7 billion includes unpaid principal balance of $169.9 billion related to credit-impaired loans that were acquired from MBS trusts for the six months ended June 30, 2010. Fannie Mae acquired credit-impaired loans from MBS trusts with an unpaid principal balance totaling $18.9 billion in June 2010 and paid this amount, along with accrued interest of $710 million, in July 2010.

Impaired Loans

Impaired loans include performing and nonperforming single-family and multifamily TDRs, acquired credit-impaired loans, and other multifamily loans. The following table displays the recorded investment and corresponding specific loss allowance as of June 30, 2010 and December 31, 2009 for all impaired loans.

	As of June 30, 2010			As of December 31, 2009
	Recorded		Net	Recorded		Net
	Investment	Allowance	Investment	Investment	Allowance	Investment
	(Dollars in millions)

Impaired loans:(1)
With valuation allowance	$126,339	$33,614	$92,725	$27,050	$5,995	$21,055
Without valuation allowance(2)	11,800	—	11,800	8,420	—	8,420

Total	$138,139	$33,614	$104,525	$35,470	$5,995	$29,475

(1)	Includes single-family loans restructured in a TDR with a recorded investment of $128.9 billion and $23.9 billion as of June 30, 2010 and December 31, 2009, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $56 million and $51 million as of June 30, 2010 and December 31, 2009, respectively.

(2)	The discounted cash flows, collateral value or fair value equals or exceeds the carrying value of the loan, and as such, no valuation allowance is required.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The average recorded investment in impaired loans was $134.1 billion and $16.2 billion for the three months ended June 30, 2010 and 2009, respectively, and $123.8 billion and $14.7 billion for the six months ended June 30, 2010 and 2009, respectively. Interest income recognized on impaired loans was $1.5 billion and $265 million for the three months ended June 30, 2010 and 2009, respectively, and $3.0 billion and $495 million for the six months ended June 30, 2010 and 2009, respectively.

Loans Acquired in a Transfer

We acquired delinquent unconsolidated loans with an unpaid principal balance plus accrued interest of $75 million and $3.7 billion for the three months ended June 30, 2010 and 2009, respectively, and $160 million and $6.3 billion for the six months ended June 30, 2010 and 2009, respectively. The following table displays the outstanding balance and carrying amount of acquired credit-impaired loans as of June 30, 2010 and December 31, 2009, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	As of
	June 30, 2010	December 31, 2009
	(Dollars in millions)

Outstanding contractual balance	$13,586	$24,106
Carrying amount:
Loans on accrual status	2,234	2,560
Loans on nonaccrual status	4,357	8,952

Total carrying amount of loans	$6,591	$11,512

The following table displays details on activity for acquired credit-impaired loans at their acquisition dates for the three and six months ended June 30, 2010 and 2009, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$72	$3,938	$160	$6,798
Nonaccretable difference	27	1,038	59	1,719

Cash flows expected to be collected at acquisition(1)	45	2,900	101	5,079
Accretable yield	20	1,288	49	2,241

Initial investment in acquired credit-impaired loans at acquisition	$25	$1,612	$52	$2,838

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays activity for the accretable yield of all outstanding acquired credit-impaired loans for the three and six months ended June 30, 2010 and 2009. Accreted effective interest is shown for only those loans that we were still accounting for as acquired credit-impaired loans for the respective periods.

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Beginning balance	$6,835	$1,799	$10,117	$1,559
Additions	20	1,288	49	2,241
Accretion	(81)	(50)	(157)	(106)
Reductions(1)	(1,556)	(1,461)	(4,299)	(2,484)
Changes in estimated cash flows(2)	(188)	907	(528)	1,214
Reclassifications to nonaccretable difference(3)	(50)	(187)	(202)	(128)

Ending balance	$4,980	$2,296	$4,980	$2,296

(1)	Reductions are the result of liquidations and loan modifications due to TDRs.

(2)	Represents changes in expected cash flows due to changes in prepayment and other assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

The following table displays interest income recognized and the increase in the “Provision for loan losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the three and six months ended June 30, 2010 and 2009. The accretion of fair value losses reported in the table below relates primarily to credit-impaired loans that were acquired prior to the transition date. Subsequent to the transition date, our condensed consolidated statements of operations no longer reflect the recognition of fair value losses on the majority of acquisitions of credit-impaired loans because the loans are already recorded in our condensed consolidated balance sheets at the time of purchase.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Accretion of fair value discount(1)	$288	$198	$554	$263
Interest income on loans returned to accrual status or subsequently modified as TDRs	298	58	619	146

Total interest income recognized on acquired credit-impaired loans	$586	$256	$1,173	$409

(Decrease) increase in “Provision for loan losses” subsequent to the acquisition of credit-impaired loans	$(120)	$137	$444	$200

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

5.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and loans backing Fannie Mae MBS issued from consolidated trusts and a reserve for guaranty losses related to loans

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

backing Fannie Mae MBS issued from unconsolidated trusts and loans that we have guaranteed under long-term standby commitments. We refer to our allowance for loan losses and reserve for guaranty losses collectively as our combined loss reserves. When calculating our guaranty reserve, we consider all contractually past due interest income including payments expected to be missed between the balance sheet date and the point of loan acquisition or foreclosure. When calculating our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which includes interest income only while the loan was on accrual status. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain.

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

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2010			2009	2010			2009
	Of	Of			Of	Of
	Fannie	Consolidated			Fannie	Consolidated
	Mae	Trusts	Total		Mae	Trusts	Total
	(Dollars in millions)

Allowance for loan losses:
Beginning balance(1)	$25,675	$34,894	$60,569	$4,630	$8,078	$1,847	$9,925	$2,772
Adoption of new accounting standards	—	—	—	—	—	43,576	43,576	—
Provision for loan losses	2,593	1,702	4,295	2,615	8,864	7,370	16,234	5,124
Charge-offs(2)	(4,446)	(1,947)	(6,393)	(672)	(6,151)	(5,402)	(11,553)	(1,309)
Recoveries	65	291	356	68	162	568	730	103
Transfers(3)	22,620	(22,620)	—	—	36,475	(36,475)	—	—
Net reclassifications(1)(4)	(3,663)	5,418	1,755	(109)	(4,584)	6,254	1,670	(158)

Ending balance(1)(5)	$42,844	$17,738	$60,582	$6,532	$42,844	$17,738	$60,582	$6,532

Reserve for guaranty losses:
Beginning balance	$233	$—	$233	$36,876	$54,430	$—	$54,430	$21,830
Adoption of new accounting standards	—	—	—	—	(54,103)	—	(54,103)	—
Provision for guaranty losses	69	—	69	15,610	33	—	33	33,435
Charge-offs(6)(7)	(56)	—	(56)	(4,314)	(117)	—	(117)	(7,258)
Recoveries	—	—	—	108	3	—	3	273

Ending balance	$246	$—	$246	$48,280	$246	$—	$246	$48,280

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Prior period amounts have been reclassified to conform to current year presentation.

(2)	Includes accrued interest of $611 million and $328 million for the three months ended June 30, 2010 and 2009, respectively and $1.2 billion and $575 million for the six months ended June 30, 2010 and 2009, respectively.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable and preforeclosure property taxes and insurance due from borrowers.

(5)	Includes $637 million and $309 million as of June 30, 2010 and 2009, respectively, for acquired credit-impaired loans.

(6)	Includes charges of $73 million and $188 million for the three and six months ended June 30, 2009, respectively, related to unsecured HomeSaver Advance loans. There were no charges related to unsecured HomeSaver Advance loans for the three and six months ended June 30, 2010.

(7)	Includes charges recorded at the date of acquisition of $47 million and $2.1 billion for the three months ended June 30, 2010 and 2009, respectively, and $105 million and $3.5 billion for the six months ended June 30, 2010 and 2009, respectively, for acquired credit-impaired loans where the acquisition cost exceeded the fair value of the acquired loan.

In the three month period ended June 30, 2010, we identified that for a portion of our delinquent loans we had not estimated and recorded our obligation to reimburse servicers for advances they made on our behalf for preforeclosure property taxes and insurance. We previously recognized these expenses when we reimbursed servicers. We also did not record a receivable from borrowers for these payments or assess the collectibility of the receivable. As such, we did not record an allowance for estimated uncollectable amounts. We have evaluated the effects of this misstatement, both quantitatively and qualitatively, on our three month period ended March 31, 2010 and our 2009 and prior consolidated financial statements and concluded that no prior periods are materially misstated. We have also concluded that the misstatement is not material to our projected annual 2010 loss.

To correct the above misstatement, we have recorded a $2.2 billion receivable from borrowers to “Other assets” and a corresponding “Servicer and MBS trust payable” in our condensed consolidated balance sheet as of June 30, 2010. Additionally, we recorded an out-of-period adjustment of $1.1 billion to “Provision for loan losses” in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2010, reflecting our assessment of the collectibility of the receivable from the borrowers.

6.	Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations. The following table displays our

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of June 30, 2010 and December 31, 2009.

	As of
	June 30, 2010	December 31, 2009
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$7,737	$74,750
Freddie Mac	1,988	15,082
Ginnie Mae	521	1
Alt-A private-label securities	1,409	1,355
Subprime private-label securities	1,645	1,780
CMBS	10,428	9,335
Mortgage revenue bonds	650	600
Other mortgage-related securities	160	154

Total	24,538	103,057

Non-mortgage-related securities:
U.S. Treasury securities	45,712	3
Asset-backed securities	7,103	8,515
Corporate debt securities	—	364

Total	52,815	8,882

Total trading securities	$77,353	$111,939

Losses in trading securities held in our portfolio, net	$3,142	$2,685

As of June 30, 2010, we held U.S. Treasury securities and certificates of deposit with fair values of $14.4 billion and $2.0 billion, respectively, which we elected to classify as “Cash and cash equivalents” in our condensed consolidated balance sheets.

The following table displays information about our net trading gains and losses for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Net trading gains:
Mortgage-related securities	$612	$811	$1,618	$690
Non-mortgage-related securities	28	750	80	1,038

Total	$640	$1,561	$1,698	$1,728

Net trading gains recorded in the period related to securities still held at period end:
Mortgage-related securities	$567	$787	$1,499	$655
Non-mortgage-related securities	24	694	70	1,028

Total	$591	$1,481	$1,569	$1,683

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-Sale Securities

We measure AFS securities at fair value with unrealized gains and losses recorded as a component of “Accumulated other comprehensive loss” (“AOCI”), net of tax, in our condensed consolidated balance sheets. We record realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our condensed consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and six months ended June 30, 2010 and 2009.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Gross realized gains	$83	$1,370	$348	$2,169
Gross realized losses	59	1,283	179	1,946
Total proceeds(1)	1,850	75,821	6,448	107,731

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 3, Consolidations and Transfers of Financial Assets.”

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$26,265	$2,080	$(18)	$(13)	$28,314
Freddie Mac	19,237	1,255	—	(2)	20,490
Ginnie Mae	1,127	128	—	—	1,255
Alt-A private-label securities	17,094	84	(2,090)	(607)	14,481
Subprime private-label securities	12,139	23	(1,370)	(537)	10,255
CMBS(4)	15,627	—	—	(1,113)	14,514
Mortgage revenue bonds	12,771	114	(38)	(405)	12,442
Other mortgage-related securities	4,331	90	(88)	(424)	3,909

Total	$108,591	$3,774	$(3,604)	$(3,101)	$105,660

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2009
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$148,074	$6,413	$(23)	$(45)	$154,419
Freddie Mac	26,281	1,192	—	(4)	27,469
Ginnie Mae	1,253	102	—	(2)	1,353
Alt-A private-label securities	17,836	41	(2,738)	(989)	14,150
Subprime private-label securities	13,232	33	(1,774)	(745)	10,746
CMBS(4)	15,797	—	—	(2,604)	13,193
Mortgage revenue bonds	13,679	71	(44)	(860)	12,846
Other mortgage-related securities	4,225	29	(235)	(467)	3,552

Total	$240,377	$7,881	$(4,814)	$(5,716)	$237,728

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in other comprehensive loss as well as cumulative changes in fair value for securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $934 million and $1.0 billion as of June 30, 2010 and December 31, 2009, respectively, of increase to the carrying amount from fair value hedge accounting in 2008.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(22)	$232	$(9)	$215
Freddie Mac	(1)	52	(1)	13
Ginnie Mae	—	—	—	8
Alt-A private-label securities	(32)	760	(2,665)	12,509
Subprime private-label securities	(49)	498	(1,858)	9,183
CMBS	—	—	(1,113)	14,204
Mortgage revenue bonds	(6)	730	(437)	4,996
Other mortgage-related securities	(1)	15	(511)	2,792

Total	$(111)	$2,287	$(6,594)	$43,920

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

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. $6.6 billion of the $6.7 billion of gross unrealized losses on AFS securities as of June 30, 2010 have existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of June 30, 2010 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in AOCI. The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of June 30, 2010 that was 87% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Fannie Mae	$—	$70	$—	$108
Alt-A private-label securities	120	161	157	3,089
Subprime private-label securities	10	498	194	3,104
Mortgage revenue bonds	2	1	2	18
Other	5	23	20	87

Net other-than-temporary impairments	$137	$753	$373	$6,406

For the three and six months ended June 30, 2010, we recorded net other-than-temporary impairment of $137 million and $373 million, respectively. The net other-than-temporary impairment for the three months ended June 30, 2010 reflects current market conditions and was primarily driven by a decrease in the present value of our cash flow projections on Alt-A and subprime securities due to the net projected home price impact.

The net home price impact includes both the projected home price forecast and the actual home price performance for the three months ended June 30, 2010. The forecast for home prices in geographies where we have private-label securities exposure worsened compared to previous forecasts while actual home price performance was slightly better than previously projected. Lower expectations for interest rates offset a portion of the decrease from the home price forecast changes in the present value of cash flows in certain securities. Our projections for interest rates are generally based on the implied forward curve for interest rates in the market as of the last day of each respective reporting period. We consider lower interest rates to be favorable in the context of estimated credit losses on subprime securities because the subprime securities held by us are typically floating rate instruments. In lower interest rate environments, the cash flows provided by the underlying subprime mortgage loans are typically greater than the floating rate liabilities of the bonds and therefore more cash flow is available to protect against credit losses than in a higher rate interest environment where the difference between the rate on the subprime mortgage loans and the coupon on the bonds is smaller.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays activity for the three and six months ended June 30, 2010 and 2009 related to the credit component recognized in earnings on debt securities held by us for which we recognized a portion of other-than-temporary impairment in AOCI.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Balance, beginning of period	$8,209	$—	$8,191	$—
Credit component of other-than-temporary impairment not reclassified to AOCI in conjunction with the cumulative effect transition adjustment	—	4,265	—	4,265
Additions for the credit component on debt securities for which OTTI was not previously recognized	9	222	15	222
Additions for credit losses on debt securities for which OTTI was previously recognized	128	531	358	531
Reductions for securities no longer in portfolio at period end(1)	(1)	—	(52)	—
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(164)	(64)	(331)	(64)

Balance, end of period	$8,181	$4,954	$8,181	$4,954

(1)	Includes securities sold, matured, called and consolidated to loans.

As of June 30, 2010, those debt securities with other-than-temporary impairment in which we recognized in our condensed consolidated statement of operations only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. For these residential mortgage-backed securities, we estimate the portion of loss attributable to credit using discounted cash flow models. We create the models based on the performance of first-lien loans in a loan performance asset-backed securities database, which reflect the average performance of all private-label mortgage-related securities. We employ separate models to project regional home prices, interest rates, prepayment speeds, conditional default rates, severity, delinquency rates and early payment defaults on a loan-level basis by product type. We first aggregate loan-level performance projections by pool. We then input the prepayment, default, severity and delinquency vectors for these pools in cash flow modeling software which projects our bond cash flows, including projections of bond principal losses and interest shortfalls. The software contains detailed information on security-level subordination levels and cash flow priority of payments. We model all securities without assuming the benefit of any external financial guarantees; we then perform a separate assessment to assess whether we can rely upon the guaranty. We have recorded other-than-temporary impairments for the three and six months ended June 30, 2010 based on this analysis, with amounts related to credit loss recognized in our condensed consolidated statement of operations. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

We analyze commercial mortgage-backed securities (“CMBS”) using a third party loan level model that incorporates such factors as debt service coverage, loan-to-value ratio, geographic location, property type, and amortization type to determine the level of projected losses. We then compare the projected loss to the amount of subordination in the bonds that we hold to determine whether we expect any loss on those bonds. As of June 30, 2010, we have no other-than-temporary impairments in our holdings of CMBS as we project the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

remaining subordination to be more than sufficient to absorb the level of projected losses. While downgrades have occurred in this sector, all of our holdings remain investment grade.

For mortgage revenue bonds, where we cannot utilize credit-sensitized cash flows, we perform a qualitative and quantitative analysis to assess whether a bond is other-than-temporarily impaired. If a bond is deemed to be other-than-temporarily impaired, the projected contractual cash flows of the security are reduced by a default loss amount based on the security’s lowest credit rating as provided by the major nationally recognized statistical rating organizations. The lower the security’s credit rating, the larger the amount by which the contractual cash flows are reduced. These adjusted cash flows are then used in the present value calculation to determine the credit portion of the other-than-temporary impairment. While we have recognized other-than-temporary impairment on these bonds, we expect to realize no credit losses on the vast majority of our holdings due to the inherent financial strength of the issuers, or in some cases, the amount of external credit support from mortgage collateral or financial guarantees. The fair values of these bonds are likewise impacted by the low levels of market liquidity and greater expected yield, which has led to unrealized losses in the portfolio that we deem to be temporary.

Other mortgage-related securities include manufactured housing securities, which have been other-than-temporarily impaired in 2010. For manufactured housing securities, we utilize models that incorporate recent historical performance information and other relevant public data to run cash flows and assess for other-than-temporary impairment. Given the significant seasoning of these securities we expect that the future performance will be in line with how the securities are currently performing. We model all of these securities assuming no benefit of any external financial guarantees and then separately assess whether we can rely on the guaranty. If we determined that securities were not other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or, if a loss was projected, that present value of expected cash flows was greater than the security’s cost basis.

The following table displays the modeled attributes for Alt-A, subprime and manufactured housing securities that were other-than-temporarily impaired for the three months ended June 30, 2010.

	For the Three Months Ended June 30, 2010
	Prepayment Rates		Default Rates		Loss Severity
	Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range

Alt-A private-label securities
2004 and prior	10.3%	9.5 - 11.3%	18.5%	17.6 - 19.7%	47.4%	40.0 - 61.5%
2005	8.9	4.9 - 21.6	35.2	16.3 - 71.6	64.2	38.7 - 71.0
2006	9.9	7.7 - 15.8	28.9	15.1 - 48.8	49.1	36.7 - 73.2
Subprime private-label securities
2004 and prior	6.8	6.8	29.7	29.7	75.3	75.3
2006	2.0	1.4 - 3.1	84.8	77.2 - 89.8	78.7	77.8 - 80.9
Manufactured Housing
2004 and prior	2.0	0.0 - 3.5	33.8	12.1 - 40.3	86.2	78.8 - 93.7

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of June 30, 2010. Contractual maturity of

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2010
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$26,265	$28,314	$—	$—	$2	$3	$4,625	$4,940	$21,638	$23,371
Freddie Mac	19,237	20,490	18	19	50	52	1,706	1,839	17,463	18,580
Ginnie Mae	1,127	1,255	—	—	—	—	5	6	1,122	1,249
Alt-A private-label securities	17,094	14,481	—	—	1	1	326	323	16,767	14,157
Subprime private-label securities	12,139	10,255	—	—	—	—	—	—	12,139	10,255
CMBS	15,627	14,514	309	309	63	61	14,902	13,881	353	263
Mortgage revenue bonds	12,771	12,442	37	38	370	383	818	834	11,546	11,187
Other mortgage-related securities	4,331	3,909	—	—	—	—	—	19	4,331	3,890

Total	$108,591	$105,660	$364	$366	$486	$500	$22,382	$21,842	$85,359	$82,952

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of June 30, 2010 and December 31, 2009.

	As of
	June 30,	December 31,
	2010(1)	2009
	(Dollars in millions)

Net unrealized gains on available-for-sale securities	$351	$1,337
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment	(2,255)	(3,059)
Other	(180)	(10)

Accumulated other comprehensive loss	$(2,084)	$(1,732)

(1)	Includes a net increase of $3.4 billion from the adoption of the new accounting standards.

7.	Financial Guarantees

As a result of adopting the new accounting standards, we derecognized the previously recognized guaranty assets, guaranty obligations, master servicing assets, and master servicing liabilities associated with the newly consolidated trusts from our condensed consolidated balance sheets.

For our guarantees to unconsolidated trusts and other guaranty arrangements, we recognize a guaranty obligation for our obligation to stand ready to perform on these guarantees. For those guarantees recognized in our condensed consolidated balance sheet, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

$48.0 billion as of June 30, 2010. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheet was $13.4 billion as of June 30, 2010. In addition, we had exposure of $10.6 billion for other guarantees not recognized in our condensed consolidated balance sheet as of June 30, 2010, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of the current accounting standards on guaranty accounting. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheet was $4.1 billion as of June 30, 2010. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

As of December 31, 2009, our maximum potential exposure for guarantees recognized in our condensed consolidated balance sheet was primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.5 trillion. The maximum amount we could recover through available credit enhancements and recourse with third parties for these guarantees was $113.4 billion. In addition, we had exposure of $135.7 billion for other guarantees not recognized in our condensed consolidated balance sheet as of December 31, 2009. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheet was $13.6 billion as of December 31, 2009.

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the underlying mortgage loans of the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due and the percentage of multifamily loans 60 days or more past due, of loans with certain risk characteristics, such as mark-to-market loan-to-value and operating debt service coverage ratios. We use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to accurately reflect the current risk of loans with these higher-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain risk characteristics of our conventional single-family and total multifamily guaranty book of business as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010(1)			As of December 31, 2009(1)
	30 Days	60 Days	Seriously	30 Days	60 Days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of conventional single-family guaranty book of business(3)	2.24%	0.96%	6.17%	2.38%	1.15%	6.68%
Percentage of conventional single-family loans(4)	2.32	0.90	4.99	2.46	1.07	5.38

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of June 30, 2010(1)		As of December 31, 2009 (1)
	Percentage of		Percentage of
	Conventional		Conventional
	Single-Family	Percentage	Single-Family	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business	Delinquent(2)(4)	of Business	Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
100.01% to 110%	4%	13.94%	5%	14.79%
110.01% to 120%	3	17.18	3	18.55
120.01% to 125%	1	19.09	1	21.39
Greater than 125%	6	28.07	5	31.05
Geographical distribution:
Arizona	3	7.48	3	8.80
California	17	4.99	17	5.73
Florida	7	12.60	7	12.82
Nevada	1	12.83	1	13.00
Select Midwest states(5)	11	5.17	11	5.62
All other states	61	3.82	61	4.11
Product distribution (not mutually exclusive): (6)
Alt-A	8	15.17	9	15.63
Subprime	*	29.96	*	30.68
Negatively amortizing adjustable rate	*	9.91	1	10.29
Interest only	6	19.43	7	20.17
Investor property	5	5.08	6	5.54
Condo/Coop	9	5.75	9	5.99
Original loan-to-value ratio >90%	9	11.55	9	13.05
FICO credit score <620	4	16.12	4	18.20
Original loan-to-value ratio >90% and FICO credit score <620	1	24.28	1	27.96
Vintages:
2005	10	7.20	10	7.27
2006	9	12.52	11	12.87
2007	14	13.79	15	14.06
2008	11	4.41	13	3.98
All other vintages	56	1.98	51	2.19

*	Represents less than 0.5% of the conventional single-family guaranty book of business.

(1)	Consists of the portion of our conventional single-family guaranty book of business for which we have detailed loan level information, which constituted over 99% and 98% of our total conventional single-family guaranty book of business as of June 30, 2010 and December 31, 2009, respectively.

(2)	Includes conventional single-family loans that were three months or more past due or in foreclosure as of June 30, 2010 and December 31, 2009.

(3)	Calculated based on the aggregate unpaid principal balance of delinquent conventional single-family loans divided by the aggregate unpaid principal balance of loans in our conventional single-family guaranty book of business.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(4)	Calculated based on the number of conventional single-family loans that were delinquent divided by the total number of loans in our conventional single-family guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

	As of June 30, 2010(1)(2)		As of December 31, 2009(1)(2)
	30 Days	Seriously	30 Days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.27%	0.80%	0.28%	0.63%

	As of June 30, 2010(1)		As of December 31, 2009(1)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent	Book of Business	Delinquent

Originating loan-to-value ratio:
Greater than 80%	5%	0.61%	5%	0.50%
Less than or equal to 80%	95	0.81	95	0.63
Originating debt service coverage ratio:
Less than or equal to 1.10	10	0.52	10	0.17
Greater than 1.10	90	0.83	90	0.68
Acquisition loan size distribution:
Less than or equal to $750,000	2	1.68	3	1.27
Greater than $750,000 and less than or equal to $3 million	13	1.06	13	1.01
Greater than $3 million and less than or equal to $5 million	10	1.14	9	1.08
Greater than $5 million and less than or equal to $25 million	41	0.93	41	0.60
Greater than $25 million	34	0.40	34	0.34
Maturing dates:
Maturing in 2010	1	4.10	2	1.55
Maturing in 2011	5	0.63	5	0.64
Maturing in 2012	8	1.53	10	1.13
Maturing in 2013	11	0.73	12	0.22
Maturing in 2014	9	0.58	9	0.62

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of both June 30, 2010 and December 31, 2009, excluding loans that have been defeased. Defeasance is a pre-payment of a loan through substitution of collateral, such as Treasury Securities.

(2)	Calculated based on the aggregate unpaid principal balance of delinquent multifamily loans divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Includes multifamily loans that were 60 days or more past due as of June 30, 2010 and December 31, 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Obligations

The following table displays changes in our “Guaranty obligations” recognized in our condensed consolidated balance sheets for the three and six months ended June 30, 2010 and 2009. We derecognized the majority of our guaranty obligations and deferred profit from our condensed consolidated balance sheet upon adoption of the new accounting standards.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Balance as of beginning of period	$827	$11,673	$13,996	$12,147
Adoption of new accounting standards	—	—	(13,320)	—
Additions to guaranty obligations(1)	(35)	2,079	148	3,414
Amortization of guaranty obligations into guaranty fee income	(27)	(1,265)	(59)	(3,028)
Impact of consolidation activity(2)	—	(129)	—	(175)

Balance as of end of period	$765	$12,358	$765	$12,358

Deferred profit amortization	$1	$226	$2	$509

(1)	Represents the fair value and adjustments to our contractual obligation at issuance of new guarantees.

(2)	Represents the derecognition of guaranty obligations during the period due to consolidations excluding the impact of adopting the new accounting standards.

The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.2 billion and $4.8 billion as of June 30, 2010 and December 31, 2009, respectively.

8.	Acquired Property, Net

Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table displays the activity in acquired property and the related valuation allowance for the three months and six months ended June 30, 2010 and 2009.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2010
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$13,053	$(684)	$12,369	$9,716	$(574)	$9,142
Additions	6,828	(238)	6,590	13,590	(290)	13,300
Disposals	(4,740)	319	(4,421)	(8,165)	525	(7,640)
Write-downs, net of recoveries	—	(517)	(517)	—	(781)	(781)

Balance as of end of period	$15,141	$(1,120)	$14,021	$15,141	$(1,120)	$14,021

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

Short-Term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates as of June 30, 2010 and December 31, 2009.

	As of
	June 30, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under
agreements to repurchase	$142	0.01%	$—	—%

Fixed-rate short-term debt:
Discount notes	$255,863	0.30%	$199,987	0.27%
Foreign exchange discount notes	203	1.73	300	1.50
Other short-term debt	—	—	100	0.53

Total fixed-rate short-term debt	256,066	0.30	200,387	0.27
Floating-rate short-term debt(2)	—	—	50	0.02

Total short-term debt of Fannie Mae	256,066	0.30%	200,437	0.27%
Debt of consolidated trusts	5,987	0.27	—	—

Total short-term debt	$262,053	0.30%	$200,437	0.27%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

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

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of June 30, 2010 and December 31, 2009.

	As of
	June 30, 2010			December 31, 2009
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2010-2030	$279,922	3.70%	2010-2030	$279,945	4.10%
Medium-term notes	2010-2020	195,175	2.80	2010-2019	171,207	2.97
Foreign exchange notes and bonds	2017-2028	1,061	5.97	2010-2028	1,239	5.64
Other long-term debt(2)	2010-2040	55,198	5.82	2010-2039	62,783	5.80

Total senior fixed		531,356	3.59		515,174	3.94
Senior floating:
Medium-term notes	2010-2015	44,392	0.35	2010-2014	41,911	0.26
Other long-term debt(2)	2020-2037	752	5.33	2020-2037	1,041	4.12

Total senior floating		45,144	0.43		42,952	0.34
Subordinated fixed:
Qualifying subordinated(3)	2011-2014	7,392	5.47	2011-2014	7,391	5.47
Subordinated debentures	2019	2,545	9.90	2019	2,433	9.89

Total subordinated fixed		9,937	6.61		9,824	6.57

Total long-term debt of Fannie Mae(4)		586,437	3.40		567,950	3.71
Debt of consolidated trusts	2010-2050	2,376,774	4.91	2010-2039	6,167	5.63

Total long-term debt		$2,963,211	4.61%		$574,117	3.73%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Consists of subordinated debt issued with an interest deferral feature.

(4)	Reported amounts include a net discount and other cost basis adjustments of $16.4 billion and $15.6 billion as of June 30, 2010 and December 31, 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of both June 30, 2010 and December 31, 2009. We had no borrowings outstanding from these lines of credit as of June 30, 2010.

10.	Derivative Instruments

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (“OTC”) derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity, results of operations, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative value or more efficient execution of our strategy than debt securities. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of OTC contracts that fall into three broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each party agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps, receive-fixed swaps and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps. A swaption is an option contract that allows us or a counterparty to enter into a pay-fixed or receive-fixed swap at some point in the future.

•	Foreign currency swaps. These swaps convert debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

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

We account for our derivatives pursuant to the accounting standards on derivative instruments, and recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted at the counterparty level and are inclusive of cash collateral posted or received, are recorded in “Derivative assets, at fair value” or “Derivative liabilities, at fair value” in our condensed consolidated balance sheets. We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments on a gross basis, before the application of master netting agreements, as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010				As of December 31, 2009
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$2,250	$95	$315,009	$(23,213)	$68,099	$1,422	$314,501	$(17,758)
Receive-fixed	231,473	11,193	3,428	(24)	160,384	8,250	115,033	(2,832)
Basis	2,970	58	50	—	2,715	61	510	(4)
Foreign currency	465	79	842	(94)	727	107	810	(49)
Swaptions:
Pay-fixed	82,300	445	21,000	(281)	97,100	2,012	2,200	(1)
Receive-fixed	65,285	7,482	20,325	(543)	75,380	4,043	—	—
Interest rate caps	7,000	30	—	—	7,000	128	—	—
Other(1)	731	111	17	—	740	84	8	—

Total gross risk management derivatives	392,474	19,493	360,671	(24,155)	412,145	16,107	433,062	(20,644)
Collateral receivable (payable)(2)	—	5,419	—	(513)	—	5,437	—	(1,023)
Accrued interest receivable (payable)	—	1,796	—	(2,363)	—	2,596	—	(2,813)

Total net risk management derivatives	$392,474	$26,708	$360,671	$(27,031)	$412,145	$24,140	$433,062	$(24,480)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$6,379	$76	$744	$(1)	$273	$—	$4,453	$(66)
Forward contracts to purchase mortgage-related securities	34,316	432	4,078	(5)	3,403	7	23,287	(283)
Forward contracts to sell mortgage-related securities	5,216	6	47,069	(654)	83,299	1,141	7,232	(14)

Total mortgage commitment derivatives	$45,911	$514	$51,891	$(660)	$86,975	$1,148	$34,972	$(363)

Derivatives at fair value	$438,385	$27,222	$412,562	$(27,691)	$499,120	$25,288	$468,034	$(24,843)

(1)	Includes swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	Collateral receivable represents cash collateral posted by us for derivatives in a loss position. Collateral payable represents cash collateral posted by counterparties to reduce our exposure for derivatives in a gain position.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from each of the major credit rating agencies. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of June 30, 2010 was $6.4 billion for which we posted collateral of $5.6 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered as of June 30, 2010, we would be required to post an additional $865 million of collateral to our counterparties.

The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and six months ended June 30, 2010 and 2009.

	For the Three		For the Six
	Months		Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(10,898)	$19,430	$(16,777)	$22,744
Receive-fixed	7,847	(16,877)	12,516	(18,239)
Basis	21	45	30	22
Foreign currency	(8)	159	(11)	86
Swaptions:
Pay-fixed	(425)	900	(1,359)	885
Receive-fixed	3,655	(4,250)	3,682	(7,488)
Interest rate caps	(43)	21	(99)	21
Other	31	(52)	37	(23)

Total risk management derivatives fair value gains (losses), net	180	(624)	(1,981)	(1,992)
Mortgage commitment derivatives fair value gains (losses), net	(577)	87	(1,178)	(251)

Total derivatives fair value losses, net	$(397)	$(537)	$(3,159)	$(2,243)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Volume and Activity of our Derivatives

Risk Management Derivatives

The following table displays, by derivative instrument type, our risk management derivative activity for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30, 2010
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
				(Dollars in millions)

Beginning notional balance	$315,857	$229,293	$3,220	$1,409	$94,725	$73,430	$7,000	$748	$725,682
Additions	43,212	50,741	—	141	20,325	20,325	—	—	134,744
Terminations(3)	(41,810)	(45,133)	(200)	(243)	(11,750)	(8,145)	—	—	(107,281)

Ending notional balance	$317,259	$234,901	$3,020	$1,307	$103,300	$85,610	$7,000	$748	$753,145

	For the Six Months Ended June 30, 2010
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
				(Dollars in millions)

Beginning notional balance	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207
Additions	86,352	86,317	55	292	26,750	26,075	—	—	225,841
Terminations(3)	(151,693)	(126,833)	(260)	(522)	(22,750)	(15,845)	—	—	(317,903)

Ending notional balance	$317,259	$234,901	$3,020	$1,307	$103,300	$85,610	$7,000	$748	$753,145

	For the Three Months Ended June 30, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
					(Dollars in millions)

Beginning notional balance	$620,850	$549,823	$19,815	$1,222	$85,150	$89,630	$500	$748	$1,367,738
Additions	78,509	56,680	2,385	126	8,200	4,500	2,500	—	152,900
Terminations(3)	(48,912)	(34,701)	—	82	(7,000)	(9,450)	—	—	(99,981)

Ending notional balance	$650,447	$571,802	$22,200	$1,430	$86,350	$84,680	$3,000	$748	$1,420,657

	For the Six Months Ended June 30, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
					(Dollars in millions)

Beginning notional balance	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	177,444	184,638	2,565	324	13,850	6,700	2,500	13	388,034
Terminations(3)	(73,913)	(63,917)	(4,925)	(546)	(7,000)	(15,580)	—	(92)	(165,973)

Ending notional balance	$650,447	$571,802	$22,200	$1,430	$86,350	$84,680	$3,000	$748	$1,420,657

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

Mortgage Commitment Derivatives

The following table displays, by commitment type, our mortgage commitment derivative activity for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,
	2010		2009
	Purchase	Sale	Purchase	Sale
	Commitments	Commitments	Commitments	Commitments
	(Dollars in millions)

Beginning of period notional balance(1)	$30,554	$56,716	$55,922	$71,984
Mortgage related securities:
Open commitments(2)	131,611	167,075	268,085	296,829
Settled commitments(3)	(120,108)	(171,506)	(254,654)	(258,094)
Loans:
Open commitments(2)	16,344	—	35,669	—
Settled commitments(3)	(12,884)	—	(41,558)	—

End of period notional balance(1)	$45,517	$52,285	$63,464	$110,719

	For the Six Months Ended June 30,
	2010		2009
	Purchase	Sale	Purchase	Sale
	Commitments	Commitments	Commitments	Commitments
		(Dollars in millions)

Beginning of period notional balance(1)	$31,416	$90,531	$35,004	$36,232
Mortgage related securities:
Open commitments(2)	287,760	401,743	392,519	462,414
Settled commitments(3)	(276,056)	(439,989)	(362,662)	(387,927)
Loans:
Open commitments(2)	28,215	—	76,435	—
Settled commitments(3)	(25,818)	—	(77,832)	—

End of period notional balance(1)	$45,517	$52,285	$63,464	$110,719

(1)	Represents the balance of open mortgage commitment derivatives.

(2)	Represents open mortgage commitment derivatives traded during the three and six months ended June 30, 2010 and 2009.

(3)	Represents mortgage commitment derivatives settled during the three and six months ended June 30, 2010 and 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The table below displays our credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$528	$570	$1,098	$111	$1,209
Less: Collateral held(4)	—	294	474	768	—	768

Exposure net of collateral	$—	$234	$96	$330	$111	$441

Additional information:
Notional amount(5)	$—	$227,543	$524,854	$752,397	$748	$753,145
Number of counterparties(5)	—	7	9	16

	As of December 31, 2009
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$658	$583	$1,241	$84	$1,325
Less: Collateral held(4)	—	580	507	1,087	—	1,087

Exposure net of collateral	$—	$78	$76	$154	$84	$238

Additional information:
Notional amount(5)	$—	$220,791	$623,668	$844,459	$748	$845,207
Number of counterparties(5)	—	7	9	16

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes defined benefit mortgage insurance contracts and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist.

(3)	Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $5.4 billion related to our counterparties’ credit exposure to us as of both June 30, 2010 and December 31, 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(5)	We had exposure to 4 and 6 interest rate and foreign currency derivative counterparties in a net gain position as of June 30, 2010 and December 31, 2009, respectively. Those interest rate and foreign currency derivatives had notional balances of $351.1 billion and $310.0 billion as of June 30, 2010 and December 31, 2009, respectively.

11.	Income Taxes

As of June 30, 2010, there has been no change to our conclusion that it is more likely than not that we will not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. For the three and six months ended June 30, 2010, we recognized a tax provision of $9 million and a tax benefit of $58 million, respectively. Our effective tax rates for the three and six months ended June 30, 2010 were less than 1%. Our effective tax rates were different from the statutory rate of 35% primarily due to an increase in our valuation allowance for our net deferred tax assets. The difference in rates was also due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 1999 through 2004. In 2010, our tax benefit does not include a carryback of our net operating loss to prior years as we are now in a net operating loss carryforward position.

Our effective tax rates for the three and six months ended June 30, 2009 were less than 1% and 2%, respectively, and were different from the federal statutory rate of 35% due to the benefits of our holdings of tax-exempt investments, an increase to our valuation allowance for our net deferred tax assets as well as the recognition of a tax benefit for our ability to carryback net operating losses generated in 2009 to prior years.

12.	Employee Retirement Benefits

The following table displays the components of our net periodic benefit cost for our pension plans and other postretirement benefit plan for the three and six months ended June 30, 2010 and 2009. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended June 30,
	2010		2009
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)

Service cost	$11	$2	$9	$2
Interest cost	17	2	16	3
Other	(13)	—	(9)	(2)

Net periodic benefit cost	$15	$4	$16	$3

Contributions during period	$12	$2	$1	$3

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2010		2009
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)

Service cost	$20	$3	$19	$3
Interest cost	33	5	31	5
Other	(25)	(1)	(12)	(2)

Net periodic benefit cost	$28	$7	$38	$6

Contributions during period	$24	$4	$3	$5

During the remaining period of 2010, we anticipate contributing $25 million to our pension plans and $4 million to our other postretirement benefit plan.

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

While some line items in our segment results were not impacted by either the change from the new accounting standards or changes to our segment presentation, others were impacted significantly, which reduces the comparability of our segment results with prior years. We have neither restated prior year results nor presented current year results under the old presentation as we determined that it was impracticable to do so; therefore, our segment results reported in the current period are not comparable with prior years.

The section below provides a discussion of the three business segments and how each segment’s financial information reconciles to our condensed consolidated financial statements for those line items that were impacted significantly as a result of changes to our segment presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

•	Investment gains or losses, net—Investment gains or losses, net reflects the gains and losses on securitizations and sales of available-for-sale securities from our portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate gains and losses on securities that have been consolidated to loans.

•	Fair value gains or losses, net—Fair value gains or losses, net for the Capital Markets group includes derivative gains and losses, foreign exchange gains and losses, and the fair value gains and losses on certain debt securities in our portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate fair value gains or losses on Fannie Mae MBS that have been consolidated to loans.

•	Other expenses, net —Debt extinguishment gains or losses recorded on the segment statements of operations relate exclusively to our funding debt, which is reported as “Debt of Fannie Mae” on our condensed consolidated balance sheets. To reconcile to our condensed consolidated statements of operations, we include debt extinguishment gains or losses related to consolidated trusts to arrive at our total recognized debt extinguishment gains or losses.

Segment Allocations and Results

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and HCD segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group.

With the adoption of the new accounting standards, we have prospectively revised the presentation of our results for these segments to better reflect how we operate and oversee these businesses.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our segment results under our current segment reporting presentation for the three and six months ended June 30, 2010.

	For the Three Months Ended June 30, 2010
				Other Activity/Reconciling
	Business Segments			Items
			Capital	Consolidated	Eliminations/	Total
	Single-Family	HCD	Markets	Trusts(1)	Adjustments(2)	Results
	(Dollars in millions)

Net interest income (expense)(3)	$(1,385)	$5	$3,549	$1,282	$756	$4,207
Benefit (provision) for loan losses	(4,319)	24	—	—	—	(4,295)

Net interest income (expense) after provision for loan losses	(5,704)	29	3,549	1,282	756	(88)

Guaranty fee income (expense)(4)	1,795	195	(360)	(1,130)	(448)	52
Investment gains (losses), net	2	(1)	779	(28)	(729)	23
Net other-than-temporary impairments	—	—	(137)	—	—	(137)
Fair value gains (losses), net	—	—	631	11	(339)	303
Debt extinguishment losses, net	—	—	(128)	(31)	—	(159)
Losses from partnership investments	—	(22)	—	—	(4)	(26)
Fee and other income (expense)(5)	85	28	136	(7)	—	242
Administrative expenses	(436)	(93)	(141)	—	—	(670)
Benefit (provision) for guaranty losses	(73)	4	—	—	—	(69)
Foreclosed property expense	(479)	(8)	—	—	—	(487)
Other income (expenses)	(259)	(11)	91	—	(19)	(198)

Income (loss) before federal income taxes	(5,069)	121	4,420	97	(783)	(1,214)
Provision (benefit) for federal income taxes	(1)	2	8	—	—	9

Net income (loss)	(5,068)	119	4,412	97	(783)	(1,223)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	5	5

Net income (loss) attributable to Fannie Mae	$(5,068)	$119	$4,412	$97	$(778)	$(1,218)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2010
	Business Segments			Other Activity/Reconciling Items
			Capital	Consolidated	Eliminations/	Total
	Single-Family	HCD	Markets	Trusts(1)	Adjustments(2)	Results
	(Dollars in millions)

Net interest income (expense)(3)	$(3,330)	$9	$6,606	$2,521	$1,190	$6,996
Benefit (provision) for loan losses	(16,264)	30	—	—	—	(16,234)

Net interest income (expense) after provision for loan losses	(19,594)	39	6,606	2,521	1,190	(9,238)

Guaranty fee income (expense)(4)	3,563	389	(639)	(2,327)	(880)	106
Investment gains (losses), net	4	(1)	1,571	(183)	(1,202)	189
Net other-than-temporary impairments	—	—	(373)	—	—	(373)
Fair value losses, net	—	—	(555)	(24)	(823)	(1,402)
Debt extinguishment losses, net	—	—	(183)	(100)	—	(283)
Losses from partnership investments	—	(80)	—	—	(4)	(84)
Fee and other income (expense)(5)	132	63	240	(14)	—	421
Administrative expenses	(826)	(192)	(257)	—	—	(1,275)
Benefit (provision) for guaranty losses	(84)	51	—	—	—	(33)
Foreclosed property expense	(449)	(19)	—	—	—	(468)
Other income (expenses)	(431)	(17)	118	—	(40)	(370)

Income (loss) before federal income taxes	(17,685)	233	6,528	(127)	(1,759)	(12,810)
Provision (benefit) for federal income taxes	(52)	15	(21)	—	—	(58)

Net income (loss)	(17,633)	218	6,549	(127)	(1,759)	(12,752)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	4	4

Net income (loss) attributable to Fannie Mae	$(17,633)	$218	$6,549	$(127)	$(1,755)	$(12,748)

(1)	Column represents activity of consolidated trusts and it also includes the issuances and extinguishment of debt due to sales and purchases of our MBS.

(2)	Column represents adjustments during the period used to reconcile segment results to consolidated results which include the elimination of intersegment transactions occurring between the three operating segments and our consolidated trusts.

(3)	Includes cost of capital charge among our three business segments.

(4)	The charge to Capital Markets represents an intracompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio.

(5)	Fee and other income for Single-Family and HCD segments include trust management income.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our segment results under our previous segment reporting presentation for the three and six months ended June 30, 2009.

	For the Three Months Ended June 30, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$186	$(51)	$3,600	$3,735
Guaranty fee income (expense)(2)	1,865	164	(370)	1,659
Trust management income	13	—	—	13
Investment losses, net	(15)	—	(30)	(45)
Net other-than-temporary impairments	—	—	(753)	(753)
Fair value gains, net	—	—	823	823
Debt extinguishment losses, net	—	—	(190)	(190)
Losses from partnership investments	—	(571)	—	(571)
Fee and other income	93	20	71	184
Administrative expenses	(338)	(80)	(92)	(510)
Provision for credit losses	(17,844)	(381)	—	(18,225)
Other expenses	(738)	(14)	(125)	(877)

Income (loss) before federal income taxes	(16,778)	(913)	2,934	(14,757)
Provision (benefit) for federal income taxes	(138)	43	118	23

Net income (loss)	(16,640)	(956)	2,816	(14,780)
Less: Net loss attributable to the noncontrolling interests	—	26	—	26

Net income (loss) attributable to Fannie Mae	$(16,640)	$(930)	$2,816	$(14,754)

	For the Six Months Ended June 30, 2009
			Capital
	Single-Family	HCD	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$201	$(113)	$6,895	$6,983
Guaranty fee income (expense)(2)	3,831	322	(742)	3,411
Trust management income	24	—	—	24
Investment gains, net	58	—	120	178
Net other-than-temporary impairments	—	—	(6,406)	(6,406)
Fair value losses, net	—	—	(637)	(637)
Debt extinguishment losses, net	—	—	(269)	(269)
Losses from partnership investments	—	(928)	—	(928)
Fee and other income	178	47	140	365
Administrative expenses	(658)	(171)	(204)	(1,033)
Provision for credit losses	(37,635)	(924)	—	(38,559)
Other expenses	(1,480)	(29)	(185)	(1,694)

Loss before federal income taxes	(35,481)	(1,796)	(1,288)	(38,565)
Provision (benefit) for federal income taxes	(783)	211	(28)	(600)

Net loss	(34,698)	(2,007)	(1,260)	(37,965)
Less: Net loss attributable to the noncontrolling interests	—	43	—	43

Net loss attributable to Fannie Mae	$(34,698)	$(1,964)	$(1,260)	$(37,922)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intracompany guaranty fee expense allocated to Capital Markets from Single-Family and HCD for absorbing the credit risk on mortgage loans held in our portfolio and consolidated loans.

14.	Regulatory Capital Requirements

In 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We continue to submit capital reports to FHFA during the conservatorship and FHFA continues to closely monitor our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of June 30, 2010 and December 31, 2009, we had a minimum capital deficiency of $119.0 billion and $107.6 billion, respectively. Our minimum capital deficiency as of June 30, 2010 was determined based on guidance from FHFA, in which FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, notwithstanding our transition date adoption of the new accounting standards, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the new accounting standards. Additionally, our minimum capital deficiency excludes the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.

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

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of June 30, 2010 and December 31, 2009, we had a net worth deficit of $1.4 billion and $15.3 billion, respectively.

The following table displays our regulatory capital classification measures as of June 30, 2010 and December 31, 2009.

	As of
	June 30,	December 31,
	2010(1)	2009(1)
	(Dollars in millions)

Core capital(2)	$(83,997)	$(74,540)
Statutory minimum capital requirement(3)	34,967	33,057

Deficit of core capital over statutory minimum capital requirement	$(118,964)	$(107,597)

Deficit of core capital percentage over statutory minimum capital requirement	(340.2)%	(325.5)%

(1)	Amounts as of June 30, 2010 and December 31, 2009 represent estimates that have been submitted to FHFA. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Mortgage Seller/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 80% of our single-family guaranty book of business as of June 30, 2010 and December 31, 2009. Our ten largest multifamily mortgage servicers including their affiliates serviced 71% of our multifamily guaranty book of business as of June 30, 2010, compared with 75% as of December 31, 2009.

If one of our principal mortgage seller/servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $100.4 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2010, which represented approximately 4% of our single-family guaranty book of business. Our primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business represented $95.1 billion and $5.3 billion, respectively, as of June 30, 2010, compared with $99.6 billion and $6.9 billion, respectively, as of December 31, 2009. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of June 30, 2010 and December 31, 2009.

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

As of June 30, 2010, our allowance for loan losses of $60.6 billion, allowance for accrued interest receivable of $4.8 billion and reserve for guaranty losses of $246 million incorporated an estimated recovery amount of approximately $16.6 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $18.3 billion as of June 30, 2010 and an adjustment of $1.6 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

We had outstanding receivables from mortgage insurers of $3.6 billion in “Other assets” in our condensed consolidated balance sheet as of June 30, 2010 and $2.5 billion as of December 31, 2009, related to amounts

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

claimed on insured, defaulted loans that we have not yet received. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $105 million as of June 30, 2010 and $51 million as of December 31, 2009 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2010 and December 31, 2009. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.5 billion and $3.0 billion for the three and six months of June 30, 2010, respectively, and $3.6 billion for the year ended December 31, 2009. We negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $335 million and $773 million for the three and six months ended June 30, 2010, respectively, and $668 million as of December 31, 2009 are included in our total insurance proceeds amount.

Financial Guarantors.  We were the beneficiary of financial guarantees totaling $9.2 billion and $9.6 billion as of June 30, 2010 and December 31, 2009, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We obtained these guarantees from eight financial guaranty insurance companies as of June 30, 2010. In addition, we are the beneficiary of financial guarantees totaling $30.6 billion and $51.3 billion as of June 30, 2010 and December 31, 2009, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure the collectibility of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

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

Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $17.0 billion as of June 30, 2010 and $18.3 billion as of December 31, 2009. As of June 30, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2009, 53% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $29.7 billion as of June 30, 2010 and $28.7 billion as of December 31, 2009. As of June 30, 2010, 42% of our maximum potential loss recovery on multifamily loans was from three lenders. As of December 31, 2009, 51% of our maximum potential loss recovery on multifamily loans was from three lenders.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurement

Fair value measurement guidance defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. This guidance applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The guidance establishes a three level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements of assets and liabilities based on limited observable inputs or observable inputs for similar assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs. For the three months ended March 31, 2010, we adopted the new accounting standard that requires enhanced disclosures about fair value measurements.

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of June 30, 2010 and December 31, 2009. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $37.6 billion, or 1% of “Total assets,” and $47.7 billion, or 5% of “Total assets,” in our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash equivalents	$14,398	$2,000	$—	$—	$16,398
Trading securities:
Mortgage-related securities:
Fannie Mae	—	7,679	58	—	7,737
Freddie Mac	—	1,984	4	—	1,988
Ginnie Mae	—	521	—	—	521
Alt-A private-label securities	—	1,290	119	—	1,409
Subprime private-label securities	—	—	1,645	—	1,645
CMBS	—	10,428	—	—	10,428
Mortgage revenue bonds	—	—	650	—	650
Other	—	—	160	—	160
Non-mortgage-related securities:
U.S. Treasury securities	45,712	—	—	—	45,712
Asset-backed securities	—	7,079	24	—	7,103

Total trading securities	45,712	28,981	2,660	—	77,353
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	28,261	53	—	28,314
Freddie Mac	—	20,469	21	—	20,490
Ginnie Mae	—	1,130	125	—	1,255
Alt-A private-label securities	—	6,704	7,777	—	14,481
Subprime private-label securities	—	—	10,255	—	10,255
CMBS	—	14,514	—	—	14,514
Mortgage revenue bonds	—	14	12,428	—	12,442
Other	—	19	3,890	—	3,909

Total available-for-sale securities	—	71,111	34,549	—	105,660
Derivative assets:
Risk management derivatives:
Swaps	—	13,020	201	—	13,221
Swaptions	—	7,927	—	—	7,927
Interest rate caps	—	30	—	—	30
Other	—	—	111	—	111
Netting adjustment	—	—	—	(20,579)	(20,579)
Mortgage commitment derivatives	—	489	25	—	514

Total derivative assets	—	21,466	337	(20,579)	1,224
Guaranty assets and buy-ups	—	—	15	—	15

Total assets at fair value	$60,110	$123,558	$37,561	$(20,579)	$200,650

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt
Of Fannie Mae
Senior fixed	$—	$497	$—	$—	$497
Senior floating	—	2,182	585	—	2,767

Total Fannie Mae	—	2,679	585	—	3,264
Of consolidated trusts	—	206	105	—	311

Total long-term debt	—	2,885	690	—	3,575
Derivative liabilities:
Risk management derivatives:
Swaps	—	25,584	110	—	25,694
Swaptions	—	824	—	—	824
Netting adjustment	—	—	—	(25,485)	(25,485)
Mortgage commitment derivatives	—	659	1	—	660

Total derivative liabilities	—	27,067	111	(25,485)	1,693
Other liabilities	—	8	—	—	8

Total liabilities at fair value	$—	$29,960	$801	$(25,485)	$5,276

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$69,094	$5,656	$—	$74,750
Freddie Mac	—	15,082	—	—	15,082
Ginnie Mae	—	1	—	—	1
Alt-A private-label securities	—	791	564	—	1,355
Subprime private-label securities	—	—	1,780	—	1,780
CMBS	—	9,335	—	—	9,335
Mortgage revenue bonds	—	—	600	—	600
Other	—	—	154	—	154
Non-mortgage-related securities:
Asset-backed securities	—	8,408	107	—	8,515
Corporate debt securities	—	364	—	—	364
U.S. Treasury securities	3	—	—	—	3

Total trading securities	3	103,075	8,861	—	111,939
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	153,823	596	—	154,419
Freddie Mac	—	27,442	27	—	27,469
Ginnie Mae	—	1,230	123	—	1,353
Alt-A private-label securities	—	5,838	8,312	—	14,150
Subprime private-label securities	—	—	10,746	—	10,746
CMBS	—	13,193	—	—	13,193
Mortgage revenue bonds	—	26	12,820	—	12,846
Other	—	22	3,530	—	3,552

Total available-for-sale securities	—	201,574	36,154	—	237,728
Derivative assets	—	19,724	150	(18,400)	1,474
Guaranty assets and buy-ups	—	—	2,577	—	2,577

Total assets at fair value	$3	$324,373	$47,742	$(18,400)	$353,718

Liabilities:
Long-term debt	$—	$2,673	$601	$—	$3,274
Derivative liabilities	—	23,815	27	(22,813)	1,029
Other liabilities	—	270	—	—	270

Total liabilities at fair value	$—	$26,758	$628	$(22,813)	$4,573

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations for Level 3 assets and liabilities for the three and six months ended June 30, 2010 and 2009. When assets and liabilities are transferred between levels, we recognize the transfer at the end of each quarter.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2010
		Total Gains or (Losses)
		(Realized/Unrealized)
								Net Unrealized
				Purchases,				Gains (Losses)
				Sales,				Included in Net Loss
			Included in	Issuances,				Related to Assets
	Balance,		Other	and	Transfers	Transfers	Balance,	and Liabilities Still
	April 1,	Included	Comprehensive	Settlements,	out of	into	June 30,	Held as of
	2010	in Net Loss	Loss	Net	Level 3(1)	Level 3(1)	2010	June 30, 2010(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$4,076	$(34)	$—	$(111)	$(3,873)	$—	$58	$(2)
Freddie Mac	—	—	—	—	—	4	4	—
Alt-A private-label securities	153	9	—	(12)	(99)	68	119	4
Subprime private-label securities	1,683	26	—	(64)	—	—	1,645	25
Mortgage revenue bonds	611	49	—	(10)	—	—	650	49
Other	158	3	—	(1)	—	—	160	3
Non-mortgage-related:
Asset-backed securities	43	1	—	(13)	(7)	—	24	1

Total trading securities	6,724	54	—	(211)	(3,979)	72	2,660	80

Available-for-sale securities:
Mortgage-related:
Fannie Mae	217	1	3	(85)	(119)	36	53	—
Freddie Mac	30	—	(1)	(8)	—	—	21	—
Ginnie Mae	123	—	3	(1)	—	—	125	—
Alt-A private-label securities	8,517	23	467	(363)	(1,245)	378	7,777	—
Subprime private-label securities	10,511	78	122	(456)	—	—	10,255	—
Mortgage revenue bonds	12,559	—	270	(401)	—	—	12,428	—
Other	3,873	(1)	144	(126)	—	—	3,890	—

Total available-for-sale securities	35,830	101	1,008	(1,440)	(1,364)	414	34,549	—

Net derivatives	140	132	—	(41)	—	(5)	226	97
Guaranty assets and buy-ups	11	3	1	—	—	—	15	2
Long-term debt:
Of Fannie Mae:
Senior floating	(582)	(3)	—	—	—	—	(585)	(3)
Of consolidated trusts	(71)	8	—	(38)	2	(6)	(105)	8

Total long-term debt	$(653)	$5	$—	$(38)	$2	$(6)	$(690)	$5

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2010
			Total Gains or (Losses)
			(Realized/Unrealized)
									Net Unrealized
					Purchases,				Gains (Losses)
					Sales,				Included in Net Loss
		Impact of		Included in	Issuances,				Related to Assets
	Balance,	New		Other	and	Transfers	Transfers	Balance,	and Liabilities Still
	December 31,	Accounting	Included	Comprehensive	Settlements,	out of	into	June 30,	Held as of
	2009	Standards	in Net Loss	Loss	Net	Level 3(1)	Level 3(1)	2010	June 30, 2010(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$4	$—	$(242)	$(5,363)	$5	$58	$(2)
Freddie Mac	—	—	—	—	—	—	4	4	—
Alt-A private-label securities	564	62	32	—	(48)	(589)	98	119	10
Subprime private-label
securities	1,780	—	—	—	(135)	—	—	1,645	—
Mortgage revenue bonds	600	—	99	—	(49)	—	—	650	96
Other	154	—	8	—	(2)	—	—	160	8
Non-mortgage-related:
Asset-backed securities	107	—	—	—	(49)	(47)	13	24	2

Total trading securities	8,861	60	143	—	(525)	(5,999)	120	2,660	114

Available-for-sale securities:
Mortgage-related:
Fannie Mae	596	(203)	(1)	4	82	(463)	38	53	—
Freddie Mac	27	—	—	(1)	(11)	—	6	21	—
Ginnie Mae	123	—	—	3	(1)	—	—	125	—
Alt-A private-label securities	8,312	471	19	734	(675)	(2,256)	1,172	7,777	—
Subprime private-label securities	10,746	(118)	(10)	585	(948)	—	—	10,255	—
Mortgage revenue bonds	12,820	21	(1)	503	(915)	—	—	12,428	—
Other	3,530	366	(6)	254	(254)	—	—	3,890	—

Total available-for-sale
securities	36,154	537	1	2,082	(2,722)	(2,719)	1,216	34,549	—

Net derivatives	123	—	167	—	(59)	—	(5)	226	89
Guaranty assets and buy-ups	2,577	(2,568)	3	1	2	—	—	15	4
Long-term debt:
Of Fannie Mae:
Senior floating	(601)	—	11	—	5	—	—	(585)	12
Of consolidated trusts	—	(77)	7	—	(38)	11	(8)	(105)	6

Total long-term debt	$(601)	$(77)	$18	$—	$(33)	$11	$(8)	$(690)	$18

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2009
		Total Gains or (Losses)
		(Realized/Unrealized)
							Net Unrealized
				Purchases			Gains (Losses)
				Sales,			Included in Net Loss
			Included in	Issuances,	Transfers		Related to Assets
	Balance,		Other	and	in/out of	Balance,	and Liabilities Still
	April 1,	Included	Comprehensive	Settlements,	Level 3,	June 30,	Held as of
	2009	in Net Loss	Loss	Net	Net(3)	2009	June 30, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2	$—	$—	$—	$—	$2	$—
Fannie Mae structured MBS	6,558	77	—	(310)	73	6,398	95
Non-Fannie Mae structured	2,887	169	—	(164)	(200)	2,692	124
Mortgage revenue bonds	653	(29)	—	(7)	—	617	(29)
Non-mortgage-related securities:
Asset-backed securities	92	—	—	(9)	(64)	19	1
Corporate debt securities	116	1	—	(57)	(60)	—	—

Total trading securities	10,308	218	—	(547)	(251)	9,728	191

Available-for-sale securities:
Mortgage-related securities:
Fannie Mae single-class MBS	166	—	—	(9)	(3)	154	—
Fannie Mae structured MBS	3,410	(38)	6	(111)	232	3,499	—
Non-Fannie Mae single-class	161	1	—	(7)	—	155	—
Non-Fannie Mae structured	21,647	(485)	1,037	(1,233)	257	21,223	—
Mortgage revenue bonds	13,185	(2)	84	(252)	—	13,015	—
Other	1,843	(24)	148	(98)	—	1,869	—

Total available-for-sale securities	40,412	(548)	1,275	(1,710)	486	39,915	—

Net derivatives	308	(103)	—	25	2	232	(23)
Guaranty assets and buy-ups	1,179	(90)	49	345	—	1,483	115
Long-term debt	(867)	(22)	—	(135)	—	(1,024)	(22)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2009
		Total Gains or (Losses)
		(Realized/Unrealized)
							Net Unrealized
				Purchases,			Gains (Losses)
				Sales			Included in Net Loss
			Included in	Issuances,	Transfers		Related to Assets
	Balance,		Other	and	in/out of	Balance,	and Liabilities Still
	January 1,	Included	Comprehensive	Settlements,	Level 3,	June 30,	Held as of
	2009	in Net Loss	Loss	Net	Net(3)	2009	June 30, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2	$—	$—	$—	$—	$2	$—
Fannie Mae structured MBS	6,933	230	—	(709)	(56)	6,398	248
Non-Fannie Mae single-class	1	—	—	(1)	—	—	—
Non-Fannie Mae structured	3,602	(64)	—	(330)	(516)	2,692	(37)
Mortgage revenue bonds	695	(71)	—	(7)	—	617	(71)
Non-mortgage-related securities:
Asset-backed securities	1,475	(45)	—	(42)	(1,369)	19	1
Corporate debt securities	57	3	—	(116)	56	—	—

Total trading securities	12,765	53	—	(1,205)	(1,885)	9,728	141

Available-for-sale securities:
Mortgage-related securities:
Fannie Mae single-class MBS	2,355	—	60	(229)	(2,032)	154	—
Fannie Mae structured MBS	3,254	(37)	60	(216)	438	3,499	—
Non-Fannie Mae single-class	178	—	(6)	(11)	(6)	155	—
Non-Fannie Mae structured	27,707	(4,386)	3,383	(2,704)	(2,777)	21,223	—
Mortgage revenue bonds	12,456	(7)	981	(415)	—	13,015	—
Other	1,887	(62)	236	(192)	—	1,869	—

Total available-for-sale securities	47,837	(4,492)	4,714	(3,767)	(4,377)	39,915	—

Net derivatives	310	(107)	—	28	1	232	(43)
Guaranty assets and buy-ups	1,083	(51)	78	373	—	1,483	159
Long-term debt	(2,898)	36	—	1,315	523	(1,024)	23

(1)	The transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. The transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

(3)	The net transfers to level 2 from level 3 are due to improvements in pricing transparency from recent transactions, which provided some convergence in prices obtained by third party vendors for certain products, including private-label securities backed by non-fixed rate Alt-A securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display realized and unrealized gains and losses recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, for assets and liabilities transferred into Level 3 and measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2010
	Trading	Available-For-Sale	Net	Long-Term
	Securities	Securities	Derivatives	Debt
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$10	$3	$(32)	$(1)
Unrealized gains included in other comprehensive loss	—	19	—	—

Total gains (losses)	$10	$22	$(32)	$(1)

Amount of Level 3 transfers in	$72	$414	$(5)	$(6)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2010
	Trading	Available-For-Sale	Net	Long-Term
	Securities	Securities	Derivatives	Debt
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$11	$14	$(32)	$(1)
Unrealized losses included in other comprehensive loss	—	10	—	—

Total gains (losses)	$11	$24	$(32)	$(1)

Amount of Level 3 transfers in	$120	$1,216	$(5)	$(8)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2009		For the Six Months Ended June 30, 2009
	Trading	Available-For-Sale	Trading	Available-For-Sale
	Securities	Securities	Securities	Securities
		(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$6	$328	$(2)	$131
Unrealized losses included in other comprehensive loss	—	(235)	—	(6)

Total gains (losses)	$6	$93	$(2)	$125

Amount of Level 3 transfers in	$129	$3,260	$365	$4,987

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended June 30, 2010
	Interest					Interest
	Income	Guaranty	Investment	Fair Value	Other-than-	Expense
	Investments in	Fee	Gains	Gains	Temporary-	Long-Term
	Securities	Income	(Losses), net	(Losses), net	Impairments	Debt	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$101	$3	$3	$192	$(7)	$3	$295
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2010	$—	$2	$—	$182	$—	$—	$184

	For the Six Months Ended June 30, 2010
	Interest					Interest
	Income	Guaranty	Investment	Fair Value	Other-than-	Expense
	Investments in	Fee	Gains	Gains	Temporary-	Long-Term
	Securities	Income	(Losses), net	(Losses), net	Impairments	Debt	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$212	$3	$4	$325	$(219)	$7	$332
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2010	$—	$4	$—	$221	$—	$—	$225

	For the Three Months Ended June 30, 2009
	Interest
	Income	Guaranty	Investment	Fair Value	Other-than-
	Investments in	Fee	Gains	Gain	Temporary-
	Securities	Income	(Losses), net	(Losses), net	Impairment	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$55	$157	$(249)	$97	$(605)	$(545)
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2009	$—	$115	$—	$146	$—	$261

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2009
	Interest
	Income	Guaranty	Investment	Fair Value	Other-than-
	Investments in	Fee	Gains	Gain	Temporary-
	Securities	Income	(Losses), net	(Losses), net	Impairments	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$390	$(51)	$(1)	$(12)	$(4,887)	$(4,561)
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2009	$—	$159	$—	$121	$—	$280

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques used for assets and liabilities measured at fair value on a recurring basis, as well as the basis for classification of such instruments pursuant to the valuation hierarchy established under fair value measurement guidance. These valuation techniques are also used to estimate the fair value of financial instruments not carried at fair value but disclosed as part of the fair value of financial instruments.

Cash Equivalents, Trading Securities and Available-for-Sale Securities—These securities are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. Fair value is measured using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets are classified as Level 1. If quoted market prices in active markets for identical assets are not available, we use prices provided by up to four third-party pricing services that are calibrated to the quoted market prices in active markets for similar securities, and thus are generally classified as Level 2 of the valuation hierarchy. In the absence of prices provided by third-party pricing services supported by observable market data, fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flow models that use inputs such as spread, prepayment speed, yield, and loss severity based on market assumptions where available. Such instruments are generally classified as Level 2 of the valuation hierarchy. Where there is limited activity or less transparency around inputs to the valuation, securities are classified as Level 3.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

adjusted for market movement and are typically classified as Level 2. Adjustments for market movement that require internal model results that cannot be corroborated by observable market data are classified as Level 3.

Nonrecurring Changes in Fair Value

The following tables display assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the three and six months ended June 30, 2010 and 2009, as a result of fair value measurements.

						For the Three	For the Six
	Fair Value Measurements					Months Ended	Months Ended
	For the Six Months Ended June 30, 2010					June 30, 2010	June 30, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total Gains	Total Gains
	(Level 1)	(Level 2)	(Level 3)	Value		(Losses)	(Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,869	$540	$7,409	(1)(5)	$(21)	$(90	)(5)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	14,733	14,733	(2)	(917)	(808)
Of consolidated trusts	—	—	348	348	(2)	(103)	(103)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,730	1,730	(2)	(146)	(237)
Acquired property, net:
Single-family	—	—	9,995	9,995	(3)	(672)	(1,004)
Multifamily	—	—	133	133	(3)	(17)	(32)
Guaranty assets	—	—	24	24		(1)	(4)
Partnership investments	—	—	85	85		(26)	(89	)(4)

Total assets at fair value	$—	$6,869	$27,588	$34,457		$(1,903)	$(2,367)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

						For the Three	For the Six
	Fair Value Measurements					Months Ended	Months Ended
	For the Six Months Ended June 30, 2009					June 30, 2009	June 30, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total Gains
	(Level 1)	(Level 2)	(Level 3)	Value		(Losses)	Total Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$14,828	$2,409	$17,237	(1)	$(359)	$(564)
Mortgage loans held for investment, at amortized cost	—	330	2,364	2,694	(2)	(478)	(534)
Acquired property, net	—	—	8,769	8,769	(3)	49	(289)
Guaranty assets	—	—	1,882	1,882		(47)	(183)
Master servicing assets	—	—	280	280		(256)	(395)
Partnership investments	—	—	4,808	4,808		(302)	(449	)(4)

Total assets at fair value	$—	$15,158	$20,512	$35,670		$(1,393)	$(2,414)

Liabilities:
Master servicing liabilities	$—	$—	$49	$49		$2	$(11)

Total liabilities at fair value	$—	$—	$49	$49		$2	$(11)

(1)	Includes $7.1 billion and $14.2 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of June 30, 2010 and 2009, respectively.

(2)	Includes $508 million and $465 million of mortgage loans held for investment that were redesignated to mortgage loans held for sale, liquidated or transferred to foreclosed properties as of June 30, 2010 and 2009, respectively.

(3)	Includes $4.0 billion and $4.1 billion of acquired properties that were sold as of June 30, 2010 and 2009, respectively.

(4)	Represents impairment charges related to LIHTC partnerships and other equity investments in multifamily properties.

(5)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the new accounting standards.

The following is a description of the fair valuation techniques used for assets and liabilities measured at fair value on a nonrecurring basis under the accounting standard for fair value measurements as well as the basis for classification of such instruments pursuant to the valuation hierarchy established under this guidance. We also use these valuation techniques to estimate the fair value of financial instruments not carried at fair value but disclosed as part of the fair value of financial instruments.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Fair value of single family nonperforming loans represents an estimate of the prices we would receive if we were to sell those loans in the nonperforming whole-loan market. We calculate the fair value of nonperforming loans based on assumptions about key factors, including loan performance, delinquency transition rates, collateral value, foreclosure timeline, and mortgage insurance repayment. Using these assumptions, along with indicative bids for a representative sample of nonperforming loans, we compute a market calibrated fair value. The bids on sample loans are obtained from multiple active market participants. Generally, fair value for loans that are four or more months delinquent is estimated directly from a model calibrated to these indicative bids. Fair value for loans that are one to three months delinquent is estimated by an interpolation method using three inputs: (1) the fair value estimate as a performing loan; (2) the fair value estimate as a nonperforming loan; and (3) the delinquency transition rate corresponding to the loan’s current delinquency status.

Fair value of a portion of our single family nonperforming loans is measured using the value of the underlying collateral. These valuations leverage our proprietary distressed home price model. The model assigns a value using comparable transaction data. In determining what comparables to use in its calculations, the model measures three key characteristics relative to the target property: (1) distance from target property, (2) time of the transaction and (3) comparability of the nondistressed value.

Fair value of multifamily nonperforming loans is determined by external third-party valuations when available. If third-party valuations are unavailable, we determine the value of the collateral based on a derived property value estimation method using current net operating income of the property and capitalization rates.

Acquired Property, Net—Acquired Property, Net mainly represents foreclosed property received in full satisfaction of a loan net of a valuation allowance. Acquired property is initially recorded in our condensed consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined by third-party interior appraisals or independent broker opinions, when available. When third-party interior appraisals or broker opinions are not available, we estimate the majority of fair values based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties performed at a geographic level. Estimated cost to sell is based upon historical sales cost at a geographic level.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of June 30, 2010 and December 31, 2009. Our disclosures of the fair value of financial instruments include commitments to purchase multifamily mortgage and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of
	June 30, 2010		December 31, 2009(2)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$66,699	$66,699	$9,882	$9,882
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,608	37,608	53,684	53,656
Trading securities	77,353	77,353	111,939	111,939
Available-for-sale securities	105,660	105,660	237,728	237,728
Mortgage loans held for sale	1,025	1,048	18,462	18,615
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	363,154	319,828	246,509	241,300
Of consolidated trusts	2,556,280	2,630,889	129,590	129,545

Mortgage loans held for investment	2,919,434	2,950,717	376,099	370,845
Advances to lenders	4,849	4,584	5,449	5,144
Derivative assets at fair value	1,224	1,224	1,474	1,474
Guaranty assets and buy-ups	428	810	9,520	14,624

Total financial assets	$3,214,280	$3,245,703	$824,237	$823,907

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$142	$142	$—	$—
Short-term debt:
Of Fannie Mae	256,066	256,211	200,437	200,493
Of consolidated trusts	5,987	5,987	—	—
Long-term debt:
Of Fannie Mae	586,437	614,101	567,950	587,423
Of consolidated trusts	2,376,774	2,517,643	6,167	6,310
Derivative liabilities at fair value	1,693	1,693	1,029	1,029
Guaranty obligations	765	4,004	13,996	138,582

Total financial liabilities	$3,227,864	$3,399,781	$789,579	$933,837

(1)	Includes restricted cash of $38.9 billion and $3.1 billion as of June 30, 2010 and December 31, 2009, respectively.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Advances to Lenders—The carrying value for the majority of the advances to lenders approximates the fair value due to the short-term nature of the specific instruments. Other instruments include loans for which the carrying value does not approximate fair value. These loans are valued using collateral values of similar loans as a proxy.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Obligations—The fair value of all guaranty obligations (“GO”), measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the GO using our internal GO valuation models which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as current mark-to-market LTV ratios, future house prices, default rates, severity rates and required rate of return. We further adjust the model values based on our current market pricing when such transactions reflect credit characteristics that are similar to our outstanding GO. While the fair value of the GO reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the current FASB guidance on guarantor’s accounting and disclosure requirements for guarantees.

Fair Value Option

The following are the primary financial instruments for which we made fair value elections and the basis for those elections. Interest expense for these instruments is recorded in “Long-term debt interest expense” in our condensed consolidated statements of operations.

Long-term debt of Fannie Mae

We elected the fair value option for all long-term structured debt instruments that are issued in response to specific investor demand and have interest rates that are based on a calculated index or formula and are economically hedged with derivatives at the time of issuance. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from the accounting asymmetry created by recording these structured debt instruments at cost while recording the related derivatives at fair value.

As of both June 30, 2010 and December 31, 2009, these instruments had an aggregate fair value of $3.3 billion and an unpaid principal balance of $3.2 billion recorded in “Long-term debt,” in our condensed consolidated balance sheets.

Long-term debt of consolidated trusts

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

As of June 30, 2010, these instruments had an aggregate fair value and unpaid principal balance of $311 million and $99 million, respectively, recorded in “Long-term debt of consolidated trusts,” in our condensed consolidated balance sheet. Included in this amount are interest-only debt instruments with no unpaid principal balance and fair value of $182 million as of June 30, 2010.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

In re Fannie Mae Securities Litigation

In a consolidated complaint filed on March 4, 2005, lead plaintiffs Ohio Public Employees Retirement System and the State Teachers Retirement System of Ohio allege that we and certain former officers, as well as our former outside auditor, made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, and contend that the alleged fraud resulted in artificially inflated prices for our common stock and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. On January 7, 2008, the court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004.

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

On December 18, 2009, the parties reached an agreement in principle to settle the suit. The amount of the settlement is not material. On April 30, 2010, the parties filed a stipulation of settlement with the court and on August 2, 2010, the court approved the settlement.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

On July 13, 2009, we and the other defendants against whom the Securities Act claims were asserted filed a motion to dismiss those claims. The Court granted this motion on November 24, 2009. On September 18, 2009, we and the remaining defendants filed motions to dismiss the Securities Exchange Act claims. Those motions are fully briefed and argued and remain pending.

An individual plaintiff, Daniel Kramer, is seeking to have his Securities Act case heard in state court. Although the Court denied his motion to remand his case to state court, Kramer moved for the court to certify its ruling to the court of appeals for review. Kramer’s motion is fully briefed and remains pending.

In re 2008 Fannie Mae ERISA Litigation

In a consolidated complaint filed on September 11, 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs and injunctive and other equitable relief. On November 2, 2009, defendants filed motions to dismiss these claims, which are now fully briefed and remain pending.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. The plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied. Plaintiffs filed an amended complaint on December 16, 2005. On July 13, 2009, the Court denied plaintiffs’ motion for class certification. Plaintiffs have appealed the Court’s denial to the U.S. Court of Appeals for the Fifth Circuit. That appeal was argued on August 3, 2010, and remains pending.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2010, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2010 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of June 30, 2010 or as of the date of filing this report for two reasons:

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

As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2010 or as of the date of this filing, and we continue to have two material weaknesses in our internal control over financial reporting. These material weaknesses are described in more detail below under “Description of Material Weaknesses.”

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

Management has determined that we continued to have the following material weaknesses as of June 30, 2010 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2010 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

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

financial statements for the year ended December 31, 2009 for our provision for credit losses and for other-than-temporary impairment on our private-label mortgage-related securities. Although management reviewed and corrected the applications, models, and accounting for the affected areas, we have not remediated the design of the controls over change management that constitute this material weakness as of June 30, 2010.

Changes in Internal Control over Financial Reporting

Overview

Management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since March 31, 2010 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have not yet remediated this material weakness, during the second quarter of 2010, we continued implementation of the re-designed change management processes we apply to these applications and models, developed and implemented additional technology and business process controls, and began initial testing of these updated processes and controls. We intend to complete this implementation and the remediation of this material weakness by December 31, 2010. Below we describe mitigating actions we have taken relating to this material weakness.

Mitigating Actions Relating to Material Weaknesses

Disclosure Controls and Procedures

As described above under “Description of Material Weaknesses,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2010 (“Second Quarter 2010 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2010 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the Second Quarter 2010 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2010 Form 10-Q and had no objection to our filing the Second Quarter 2010 Form 10-Q.

•	The Acting Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting on a weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

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

Management identified these weaknesses in the course of preparing our financial statements for the year ended December 31, 2009. As soon as the weaknesses were identified, management reviewed and corrected the applications, the models and our accounting for the affected areas. Because of the additional procedures management has conducted to date, even though we have not yet remediated the design of the controls over change management that constitute this material weakness, we have recorded the appropriate provision for credit losses and the appropriate amount of other-than-temporary impairment on our private-label mortgage-related securities in our financial statements for the quarter ended June 30, 2010 that are included in this report. We are currently taking steps to remediate this material weakness and we intend to complete remediation by December 31, 2010.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2009 Form 10-K and our First Quarter 2010 Form 10-Q. We also provide information regarding material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference in this item or in our 2009 Form 10-K or First Quarter 2010 Form 10-Q. We have recorded a reserve for legal claims related to those matters for which we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

Shareholder Derivative Litigation

On July 27, 2010, the U.S. District Court for the District of Columbia dismissed four shareholder derivative cases filed at various times between June 2007 and June 2008 against Fannie Mae as a nominal defendant and certain of our current and former directors and officers. Two of those cases, Kellmer v. Raines, et al. (filed June 29, 2007) and Middleton v. Raines, et al. (filed July 6, 2007), were dismissed with prejudice and two of the cases, Arthur v. Mudd, et al. (filed November 26, 2007); and Agnes v. Raines, et al. (filed June 25, 2008), were dismissed without prejudice. FHFA, as our conservator, had previously substituted itself for shareholder plaintiffs in all of these actions and moved for voluntary dismissal without prejudice of all four cases. These motions were granted in Arthur and Agnes, but denied as moot in Kellmer and Middleton. Plaintiffs Kellmer and Agnes are in the process of appealing the substitution and the dismissal orders.

Item 1A.	Risk Factors

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2009 Form 10-K and our First Quarter 2010 Form 10-Q. This section supplements and updates that discussion and, for a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in our 2009 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.

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

Since June 2009, Congressional committees and subcommittees have held hearings to discuss the present condition and future status of Fannie Mae and Freddie Mac, and on July 16, 2010, the Chairman of the House Financial Services Committee said that he intends to begin work on GSE legislation in the fall. In addition, under the recently-enacted Wall Street Reform Act, by January 31, 2011, Treasury is required to prepare and submit a report to Congress with recommendations for ending the conservatorships of Fannie Mae and Freddie Mac.

A number of legislative proposals have been introduced that would substantially change our business structure and the operation of our business. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of Fannie Mae, including whether we will continue to exist in our current form after conservatorship is terminated. The options for reform of the GSEs include options that would result in a substantial change to our business structure or in Fannie Mae’s liquidation or dissolution.

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

Conditions in the housing and financial markets worsened dramatically during 2008 and remained stressed in 2009 and 2010, contributing to a deterioration in the credit performance of our book of business, negatively impacting the serious delinquency rates, default rates and average loan loss severity on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as increasing our inventory of foreclosed properties. Increases in delinquencies, default rates and loss severity cause us to experience higher credit-related expenses. The credit performance of our book of business has also been negatively affected by the extent and duration of the decline in home prices and high unemployment. These deteriorating credit performance trends have been notable in certain of our higher risk loan categories, states and vintages. In addition, home price declines, adverse market conditions, and continuing high levels of unemployment also have increasingly affected the credit performance of our broader book of business. Further, as social acceptability of defaulting on a mortgage increases, more borrowers may default on their mortgages because they owe more than their houses are worth. We present detailed information about the risk characteristics of our conventional single-family guaranty book of business in “MD&A—Risk Management—Single-Family Mortgage Credit Risk Management” and we present detailed information on our second quarter credit-related expenses, credit losses and results of operations in “MD&A—Consolidated Results of Operations.”

Adverse credit performance trends may continue, particularly if we experience further national and regional declines in home prices, weak economic conditions and high unemployment.

Operational control weaknesses could materially adversely affect our business, cause financial losses and harm our reputation.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, liability to customers, and financial losses or damage to our reputation, including as a result of our inadvertent dissemination of confidential or inaccurate information. For example, our business is dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions across numerous and diverse markets and in an environment in which we must make frequent changes to our core processes in response to changing external conditions. These transactions are subject to various legal and regulatory standards. We rely upon business processes that are highly dependent on people, technology and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements are prepared. We experienced a number of operational incidents in 2010 related to inadequately designed or failed execution of internal processes or systems.

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

Efforts we are required or asked to take by FHFA in pursuit of providing liquidity, stability and affordability to the mortgage market and providing assistance to struggling homeowners, or in pursuit of other goals, may adversely affect our business, results of operations, financial condition, liquidity and net worth.

During 2009, we were subject to housing goals requiring a specified portion of our mortgage purchases related to the purchase or securitization of mortgage loans to finance housing for low- and moderate-income households, housing in underserved areas, and qualified housing under the definition of special affordable housing. Market conditions during 2009 resulted in the origination of fewer goals-qualifying mortgages, which negatively affected our ability to meet our goals. In June 2010, FHFA determined that our “underserved areas” goal and our “multifamily special affordable housing” subgoal were not feasible, primarily due to housing market and economic conditions in 2009. Many of these conditions have continued in 2010. In February 2010, FHFA published a proposed rule implementing the new housing goals structure for 2010 and 2011 as required by the 2008 Reform Act. We cannot predict the impact that market conditions during 2010 will have on our ability to meet the new goals. In June 2010, FHFA published its proposed rule to implement oversight of our new duty to serve underserved markets.

If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our financial condition. With respect to our housing goals in particular, the potential penalties for failure to comply with housing plan requirements are a cease-and-desist order and civil money penalties. In addition, to the extent that we purchase higher risk loans in order to meet our housing goals or our duty to serve requirements, these purchases could contribute to further increases in our credit losses and credit-related expenses.

The Wall Street Reform Act will significantly alter the financial services industry and may negatively impact our business.

The Wall Street Reform Act, among other things, establishes a new interagency council responsible for identifying systemically important companies and imposes more stringent regulation of such companies, including a process for liquidating such companies as they fail; establishes a new consumer bureau for enforcing consumer protection laws; provides for greater oversight of over-the-counter derivatives and hedge funds; establishes federal standards for origination of mortgage loans, with potential for assignee liability; requires credit risk retention in connection with the sale or transfer of certain asset-backed securities; and provides for federal independent appraisal standards. This legislation will directly and indirectly affect many aspects of our business. Additionally, implementation of this legislation will result in increased supervision and more comprehensive regulation of our counterparties in the financial services industry, which may have a significant impact on our counterparty credit risk.

We are unable to predict how this legislation will be implemented, or whether any additional or similar changes to statutes or regulations (and their interpretation or implementation) will occur in the future. Actions by regulators of the financial services industry, including actions related to limits on executive compensation, impact the recruitment and retention of management. In addition, the actions of Treasury, the CFTC, the FDIC, the Federal Reserve and international central banking authorities directly impact financial institutions’ cost of funds for lending, capital raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.

The financial market crisis has also resulted in mergers of some of our most significant institutional counterparties. Consolidation of the financial services industry has increased and may continue to increase our concentration risk to counterparties in this industry, and we are and may become more reliant on a smaller number of institutional counterparties. This both increases our risk exposure to any individual counterparty and decreases our negotiating leverage with these counterparties.

The structural changes in the financial services industry and legislative or regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In particular, these changes could affect our ability to issue debt and may reduce our customer base.

Our common and preferred stock have been delisted from the New York Stock Exchange and the Chicago Stock Exchange, which could adversely affect the market price and liquidity of the delisted securities.

We announced on June 16, 2010 that we had been directed by FHFA to voluntarily delist our common stock and each listed series of our preferred stock from the New York Stock Exchange and the Chicago Stock Exchange. The last trading day for the listed securities on the New York Stock Exchange and the Chicago Stock Exchange was July 7, 2010. Since July 8, 2010, the securities have been quoted on the over-the-counter market.

There can be no assurance that an active trading market in our securities will continue to exist. Our quoted securities are likely to experience price and volume fluctuations which may be more significant than when our securities were listed on a national securities exchange, which could adversely affect the market price of these securities. We cannot predict the actions of market makers, investors, or other market participants, and can offer no assurances that the market for our securities will be stable or that the price per share of our securities will appreciate over time.

The occurrence of a major natural or other disaster in the United States could negatively impact our credit losses and credit-related expenses in the affected geographic area.

We conduct our business in the residential mortgage market and own or guarantee the performance of mortgage loans throughout the United States. The occurrence of a major natural or environmental disaster, terrorist attack, pandemic, or similar event (a “major disruptive event”) in a regional geographic area of the United States could negatively impact our credit losses and credit-related expenses in the affected area.

The occurrence of a major disruptive event could negatively impact a geographic area in a number of different ways, depending on the nature of the event. A major disruptive event that either damaged or destroyed residential real estate underlying mortgage loans in our book of business or negatively impacted the ability of homeowners to continue to make principal and interest payments on mortgage loans in our book of business could increase the delinquency rates, default rates, and average loan loss severity of our book of business in the affected area.

While we attempt to create a geographically diverse single family and multifamily mortgage credit book of business, there can be no assurance that a major disruptive event, depending on its magnitude, scope, and nature, will not generate significant credit losses and credit-related expenses.

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

During the quarter ended June 30, 2010, 321,876 shares of common stock were issued upon conversion of 208,905 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this report.

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the second quarter of 2010.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased(1)	per Share	Program(2)	the Program(3)
	(Shares in thousands)

2010
April 1-30	5	$1.22	—	42,454
May 1-31	2	1.00	—	42,414
June 1-30	2	0.93	—	42,347

Total	9

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $9,542 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 208,905 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of those shares into 321,876 shares of common stock.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved a share repurchase program (the “General Repurchase Authority”) under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. Since August 2004, no shares have been repurchased pursuant to the General Repurchase Authority. The General Repurchase Authority has no specified expiration date. Under the terms of the senior preferred stock purchase agreement, we are prohibited from purchasing Fannie Mae common stock without the prior written consent of Treasury. As a result of this prohibition, we do not intend to make further purchases under the General Repurchase Authority at this time.

(3)	Consists of the total number of shares that may yet be purchased under the General Repurchase Authority as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the General Repurchase Authority. Please see “Note 13, Stock-Based Compensation” of our 2009 Form 10-K for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table.

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

Restrictions Relating to Qualifying Subordinated Debt.  During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock.

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

Date: August 5, 2010

By:	/s/ David M. Johnson
David M. Johnson
Executive Vice President and
Chief Financial Officer

Date: August 5, 2010

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

E-1

Item		Description

4.20		Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21		Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
4.22		Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)
10.1		Amendment to Fannie Mae Supplemental Pension Plan of 2003, effective May 14, 2010
10.2		Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Taxonomy Extension Schema*
101	.CAL	XBRL Taxonomy Extension Calculation*
101	.LAB	XBRL Taxonomy Extension Labels*
101	.PRE	XBRL Taxonomy Extension Presentation*
101	.DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

E-2

FR003