Form 10-Q
period 2010-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2010-11-05
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of September 30, 2010, there were 1,119,413,062 shares of common stock of the registrant outstanding.

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

You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2009 Form 10-K.

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938 to support liquidity, stability and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Our most significant activities include providing market liquidity by securitizing mortgage loans originated by lenders in the primary mortgage market into Fannie Mae mortgage-backed securities, which we refer to as Fannie Mae MBS, and purchasing mortgage loans and mortgage-related securities in the secondary market for our mortgage portfolio. We acquire funds to purchase mortgage-related assets for our mortgage portfolio by issuing a variety of debt securities in the domestic and international capital markets. We also make other investments that increase the supply of affordable housing. Our charter does not permit us to originate loans and lend money directly to consumers in the primary mortgage market.

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

EXECUTIVE SUMMARY

Our Mission, Objectives and Strategy

Our public mission is to support liquidity and stability in the secondary mortgage market and increase the supply of affordable housing. We are concentrating our efforts on two objectives: supporting liquidity, stability and affordability in the mortgage market and minimizing our credit losses from delinquent loans. Please see “Business—Executive Summary—Our Business Objectives and Strategy” in our 2009 Form 10-K for more information on these and our other business objectives, which have been approved by FHFA. Below we discuss our contributions to the liquidity of the mortgage market, the performance of the single-family loans we have acquired since January 2009, our single-family credit losses, and our strategies and actions to reduce credit losses on our single-family loans.

Providing Mortgage Market Liquidity

We support liquidity and stability in the secondary mortgage market, serving as a stable source of funds for purchases of homes and multifamily housing and for refinancing existing mortgages. We provide this financing through the activities of our three complementary businesses: Single-Family Credit Guaranty (“Single-Family”), Multifamily Credit Guaranty (“Multifamily,” formerly “HCD”) and Capital Markets. Our Single-Family and Multifamily businesses work with our lender customers to purchase and securitize mortgage loans they deliver to us into Fannie Mae MBS. Our Capital Markets group manages our investment activity in mortgage-related assets, funding investments primarily through proceeds we receive from the issuance of debt securities in the domestic and international capital markets. The Capital Markets group is increasingly focused on making short-term use of our balance sheet rather than on long-term buy and hold strategies and, in this role, the group works with lender customers to provide funds to the mortgage market through short-term financing, investing and other activities. These include whole loan conduit activities, early funding activities, dollar roll transactions, and Real Estate Mortgage Investment Conduit (“REMIC”) and other structured securitization activities, which we describe in more detail in our 2009 Form 10-K in “Business—Business Segments—Capital Markets Group.”

During the first nine months of 2010, we purchased or guaranteed approximately $613 billion in loans, measured by unpaid principal balance, which includes approximately $195 billion in delinquent loans we purchased from our single-family MBS trusts. Our purchases and guarantees financed approximately 1,749,000 single-family conventional loans, excluding delinquent loans purchased from our MBS trusts, and approximately 199,000 units in multifamily properties.

We remained the largest single issuer of mortgage-related securities in the secondary market during the third quarter of 2010, with an estimated market share of new single-family mortgage-related securities of 44.5%, compared with 39.1% in the second quarter of 2010. If the Federal Housing Administration (“FHA”) continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher loan-to-value (“LTV”) ratios, our market share could be adversely impacted if the market shifts away from refinance activity, which is likely to occur when interest rates rise. In the multifamily market, we remain a constant source of liquidity and have been successful with our goal of expanding our multifamily MBS business and broadening our multifamily investor base.

Our Expectations Regarding Profitability, the Single-Family Loans We Acquired Beginning in 2009, and Credit Losses

In this section we discuss our expectations regarding profitability, the performance and credit profile of the single-family loans we have purchased or guaranteed since the beginning of 2009, shortly after entering into conservatorship in late 2008, and our expected single-family credit losses. We refer to loans we have purchased or guaranteed as loans that we have “acquired.”

•	Since the beginning of 2009, we have acquired single-family loans that have a strong overall credit profile and are performing well. We expect these loans will be profitable, by which we mean they will generate more fee income than credit losses and administrative costs, as we discuss in “Expected Profitability of Our Single-Family Acquisitions” below. For further information, see “Table 2: Serious Delinquency Rates by Year of Acquisition” and “Table 3: Credit Profile of Single-Family Conventional Loans Acquired.”

•	The vast majority of our realized credit losses in 2009 and 2010 on single-family loans are attributable to single-family loans that we purchased or guaranteed from 2005 through 2008. While these loans will give rise to additional credit losses that we have not yet realized, we estimate that we have reserved for the substantial majority of the remaining losses.

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations

In this discussion, we present a number of estimates and expectations regarding the profitability of the loans we have acquired, our single-family credit losses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Our future estimates of these amounts, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of home price changes, changes in interest rates, unemployment, direct and indirect consequences resulting from failures by servicers to follow proper procedures in the administration of foreclosure cases, government policy, changes in generally accepted accounting principles (“GAAP”), credit availability, social behaviors, other macro-economic variables, the volume of loans we modify, the effectiveness of our loss mitigation strategies, management of our real estate owned (“REO”) inventory and pursuit of contractual remedies, changes in the fair value of our assets and liabilities, impairments of our assets, or many other factors, including those discussed in “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this report and in “Risk Factors” and “Forward-Looking Statements” in our 2009 Form 10-K. For example, if the economy were to enter a deep recession during this time period, we would expect actual outcomes to differ substantially from our current expectations.

Expected Profitability of Our Single-Family Acquisitions

While it is too early to know how loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile, low levels of payment delinquencies shortly after their acquisition, and low serious delinquency rate, we expect that, over their lifecycle, these loans will be profitable. Table 1 provides information about whether we expect loans we acquired in 1991 through September 30, 2010 to be profitable. The expectations reflected in Table 1 are based on the credit risk profile of the loans we have acquired, which we discuss in more detail in “Table 3: Credit Profile of Single-Family Conventional Loans Acquired” and in “Table 38: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.” These expectations are also based on numerous other assumptions, including our expectations regarding home price declines set forth below in “Outlook.” As shown in Table 1, we expect loans we have acquired in 2009 and 2010 to be profitable. If future macroeconomic conditions turn out to be significantly more adverse than our expectations, these loans could become unprofitable. For example, we believe that these loans would become unprofitable if home prices declined more than 20% from their September 2010 levels over the next five years based on our home price index, which would be an approximately 34% decline from their peak in the third quarter of 2006.

Table 1:	Expected Lifetime Profitability of Single-Family Loans Acquired in 1991 through the First Nine Months of 2010

Acquisition Year	Expectation for Profitability
1991 to 2000	Profitable
2001	Profitable
2002	Profitable
2003	Profitable
2004	Break-even
2005	Not Profitable
2006	Not Profitable
2007	Not Profitable
2008	Not Profitable
2009	Profitable
2010 to date (nine months)	Profitable

As Table 1 shows, the key years in which we acquired loans that we expect will be unprofitable are 2005 through 2008, and the vast majority of our realized credit losses in 2009 and 2010 to date are attributable to these loans. Loans we acquired in 2004 were originated under more conservative acquisition policies than loans we acquired from 2005 through 2008; however, we expect them to perform close to break-even because those loans were made as home prices were rapidly increasing and therefore suffered from the subsequent decline in home prices.

Loans we have acquired since the beginning of 2009 comprised over 35% of our single-family guaranty book of business as of September 30, 2010. Our 2005 to 2008 acquisitions are becoming a smaller percentage of our guaranty book of business, having decreased from 63% of our guaranty book of business as of December 31, 2008 to 42% as of September 30, 2010.

Performance of Our Single-Family Acquisitions

In our experience, an early predictor of the ultimate performance of loans is the rate at which the loans become seriously delinquent within a short period of time after acquisition. Loans we acquired in 2009 have experienced historically low levels of delinquencies shortly after their acquisition. Table 2 shows, for loans we acquired in each year since 2001, the percentage that were seriously delinquent (three or more months past due or in the foreclosure process) as of the end of the third quarter following the acquisition year. As Table 2 shows, the percentage of our 2009 acquisitions that were seriously delinquent as of the end of the third quarter following their acquisition year was more than nine times lower than the average comparable serious delinquency rate for loans acquired in 2005 through 2008. Table 2 also shows serious delinquency rates for each year’s acquisitions as of September 30, 2010. Except for the most recent acquisition years, whose serious delinquency rates are likely lower than they will be after the loans have aged, Table 2 shows that the September 30, 2010 serious delinquency rate generally tracks the trend of the serious delinquency rate as of the end of the third quarter following the year of acquisition. Below the table we provide information about the economic environment in which the loans were acquired, specifically home price appreciation and unemployment levels.

Table 2:  Serious Delinquency Rates by Year of Acquisition

*	For 2009, the serious delinquency rate as of September 30, 2010 is the same as the serious delinquency rate as of the end of the third quarter following the acquisition year.

(1)	Based on Fannie Mae’s house price index (“HPI”), which measures average price changes based on repeat sales on the same properties. For year-to-date 2010, the data show an initial estimate based on purchase transactions in Fannie-Freddie acquisition and public deed data available through the end of September 2010, supplemented by preliminary data that became available in October 2010. Including subsequently available data may lead to materially different results.

(2)	Based on national unemployment rate from the labor force statistics current population survey (CPS), Bureau of Labor Statistics.

Credit Profile of Our Single-Family Acquisitions

Single-family loans we purchased or guaranteed from 2005 through 2008 were acquired during a period when home prices were rising rapidly, peaked, and then started to decline sharply, and underwriting and eligibility standards were more relaxed than they are now. These loans were characterized, on average and as discussed below, by higher LTV ratios and lower FICO credit scores than loans we have acquired since January 1, 2009. In addition, many of these loans were Alt-A loans or had other higher-risk loan attributes such as interest-only payment features. As a result of the sharp declines in home prices, 25% of the loans that we acquired from 2005 through 2008 had mark-to-market LTV ratios that were greater than 100% as of September 30, 2010, which means the principal balance of the borrower’s primary mortgage exceeded the current market value of the borrower’s home. This percentage is higher when second lien loans secured by the same properties that secure our loans are considered. The sharp decline in home prices and the severe economic recession that began in December 2007 significantly and adversely impacted the performance of loans we acquired from 2005 through 2008. We are taking a number of actions to reduce our credit losses, and we describe these actions and our strategy below in “Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business.”

In 2009, we began to see the effect of actions we took, beginning in 2008, to significantly tighten our underwriting and eligibility standards and change our pricing to promote and provide prudent sustainable homeownership options and stability in the housing market. As a result of these changes and other market conditions, we reduced our acquisitions of loans with higher-risk loan attributes. The loans we have purchased or guaranteed since January 1, 2009 have had a better credit risk profile overall than loans we acquired in 2005 through 2008, and their early performance has been strong. Our experience has been that loans with stronger credit risk profiles perform better than loans without stronger credit risk profiles. For example, one measure of a loan’s credit risk profile that we believe is a strong predictor of performance is LTV ratio, which indicates the amount of equity a borrower has in the underlying property. As Table 3 demonstrates, the loans we have acquired since January 1, 2009 have a strong credit risk profile, with lower original LTV ratios, higher FICO credit scores, and a product mix with a greater percentage of fully amortizing fixed-rate mortgage loans than loans we acquired from 2005 through 2008.

Table 3:  Credit Profile of Single-Family Conventional Loans Acquired(1)

	Acquisitions from
	2009 through the First	Acquisitions from
	Nine Months of 2010	2005 through 2008

Weighted average loan-to-value ratio at origination	68%	73%
Weighted average FICO credit score at origination	761	722
Fully amortizing, fixed-rate loans	95%	86%
Alt-A loans(2)	1%	14%
Subprime	—	*
Interest-only	1%	12%
Original loan-to-value ratio > 90	5%	11%
FICO credit score < 620	*	5%

*	Represent less than 0.5% of the total acquisitions.

(1)	Loans that meet more than one category are included in each applicable category.

(2)	Newly originated Alt-A loans acquired in 2009 and 2010 consist of the refinance of existing Alt-A loans.

Improvements in the credit risk profile of our 2009 and 2010 acquisitions over prior years reflect changes that we made to our pricing and eligibility standards, as well as changes mortgage insurers made to their eligibility standards. In addition, FHA’s role as the lower-cost option for some consumers for loans with higher LTV ratios has also reduced our acquisitions of these types of loans. In October 2010, changes to FHA’s pricing structure became effective, which may reduce its cost advantage to some consumers. The credit risk profile of our 2009 and 2010 acquisitions has been influenced further by a significant percentage of refinanced loans, which generally perform well as they demonstrate a borrower’s desire to maintain homeownership. In the first nine months of 2010 our acquisitions of refinanced loans included a significant number of loans under the Home Affordable Refinance Program (“HARP”), which involves refinancing existing, performing Fannie Mae loans with current LTV ratios between 80% and 125% and possibly lower FICO credit scores into loans that reduce the borrowers’ monthly payments or are otherwise more sustainable, such as fixed-rate loans. Due to the volume of HARP loans, the LTV ratios at origination for our 2010 acquisitions to date are higher than for our 2009 acquisitions. However, the overall credit profile of our 2010 acquisitions is expected to remain significantly stronger than the credit profile of our 2005 through 2008 acquisitions. Whether the loans we acquire in the future exhibit an overall credit profile similar to our acquisitions since January 1, 2009 will also depend on a number of factors, including our future eligibility standards and those of mortgage insurers, the percentage of loan originations representing refinancings, our future objectives, and market and competitive conditions.

The changes we made to our pricing and eligibility standards and underwriting beginning in 2008 were intended to more accurately reflect the risk in the housing market and to significantly reduce our acquisitions of loans with higher-risk attributes. These changes included the following:

•	Established a minimum FICO credit score and reduced maximum debt-to-income ratio for most loans;

•	Limited or eliminated certain loan products with higher-risk characteristics, including discontinuing the acquisition of newly originated Alt-A loans, except for those that represent the refinancing of an existing Alt-A Fannie Mae loan (we may also continue to selectively acquire seasoned Alt-A loans that meet acceptable eligibility and underwriting criteria; however, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods);

•	Implemented a more comprehensive risk assessment model in Desktop Underwriter®, our proprietary automated underwriting system, and a comprehensive risk assessment worksheet to assist lenders in the manual underwriting of loans;

•	Increased our guaranty fee pricing to better align risk and pricing;

•	Updated our policies regarding appraisals of properties backing loans; and

•	Established a national down payment policy requiring borrowers to have a minimum down payment (or minimum equity, for refinances) of 3%, in most cases.

If we had applied our current pricing and eligibility standards and underwriting to loans we acquired in 2005 through 2008, our losses on loans acquired in those years would have been lower, although we would still have experienced losses due to the rise and subsequent sharp decline in home prices and increased unemployment.

Expectations Regarding Credit Losses

The single-family credit losses we have realized from the beginning of 2009 through September 30, 2010, combined with the amounts we have reserved for single-family credit losses as of September 30, 2010, total approximately $110 billion. The vast majority of these losses are attributable to single-family loans we purchased or guaranteed from 2005 through 2008.

While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we have not yet realized, we estimate that we have reserved for the substantial majority of the remaining losses. While we believe our results of operations have already reflected a substantial majority of the credit losses we have yet to realize on these loans, we expect that defaults on these loans and the resulting charge-offs will occur over a period of years. In addition, we anticipate that it will take years to dispose of the REO we expect to acquire upon their default, given the large current and anticipated supply of single-family homes in the market.

We show how we calculate our realized credit losses in “Table 14: Credit Loss Performance Metrics.” Our reserves for credit losses consist of our allowance for loan losses, our allowance for accrued interest receivable, our allowance for preforeclosure property taxes and insurance receivables, our reserve for guaranty losses, and the portion of fair value losses on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets that we estimate represents accelerated credit losses we expect to realize.

As a result of the substantial reserving for and realizing of our credit losses to date, we have drawn a significant amount of funds from Treasury through September 30, 2010. As our draws from Treasury for credit losses abate, we expect our draws instead to be driven increasingly by dividend payments to Treasury.

Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business

To reduce the credit losses we ultimately incur on our book of business, we are focusing our efforts on the following strategies:

•	Reducing defaults to avoid losses that would otherwise occur;

•	Pursuing foreclosure alternatives to reduce the severity of the losses we incur;

•	Managing timelines efficiently;

•	Managing our REO inventory to reduce costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders and providers of credit enhancement, including mortgage insurers.

As “Table 4: Credit Statistics, Single-Family Guaranty Book of Business” illustrates, our single-family serious delinquency rate decreased to 4.56% as of September 30, 2010 from 4.99% as of June 30, 2010. This decrease is primarily the result of the approximately 218,000 workouts and foreclosed property acquisitions completed during the quarter and reflects our work with servicers to reduce delays in determining and executing the appropriate approach for a given loan. As of September 30, 2010, we experienced the first year-over-year decline in our serious delinquency rate since 2007. We expect serious delinquency rates may be affected in the future by home price changes, changes in other macroeconomic conditions, and the extent to which borrowers with modified loans again become delinquent in their payments.

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

•	Improved Servicing. Our mortgage servicers are the primary point of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. We seek to improve the servicing of our delinquent loans through a variety of means, including:

•	improving our communications with and training of our servicers;

•	increasing the number of our personnel who manage our servicers and are on-site;

•	directing servicers to contact borrowers at an earlier stage of delinquency and improve telephone communications with borrowers;

•	holding servicers accountable for following our requirements; and

•	working with some of our servicers to test and implement high-touch protocols for servicing our higher risk loans, including lowering the ratio of loans per servicer employee, prescribing borrower outreach strategies to be used at earlier stages of delinquency, and providing distressed borrowers a single point of contact to resolve issues.

•	Refinancing Initiatives. Our refinancing initiatives help borrowers obtain a monthly payment that is more affordable now and into the future and/or a more stable loan product, such as a fixed-rate mortgage loan in lieu of an adjustable-rate mortgage loan, which may help prevent delinquencies and defaults. In the third quarter of 2010, we acquired or guaranteed approximately 159,000 loans through our Refi Plustm initiative, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. On average, borrowers who refinanced during the third quarter of 2010 through our Refi Plus initiative reduced their monthly mortgage payments by $141. Of the loans refinanced through our Refi Plus initiative, approximately 51,000 loans were refinanced under HARP, which permits borrowers to benefit from lower levels of mortgage insurance and higher LTV ratios than those that would be allowed under our traditional standards. Overall, in the third quarter of 2010, we acquired or guaranteed approximately 541,000 loans that were refinancings, compared with approximately 354,000 loans in the second quarter of 2010, as mortgage rates remained at historically low levels.

•	Home Retention Solutions. Our home retention solutions are intended to help borrowers stay in their homes and include loan modifications, repayment plans and forbearances. In the third quarter of 2010, we completed home retention workouts for over 113,000 loans with an aggregate unpaid principal balance of $23 billion. On a loan count basis, this represented a 14% decrease from home retention workouts completed in the second quarter of 2010. In the third quarter of 2010, we completed approximately 106,000 loan modifications, compared with approximately 122,000 loan modifications in the second quarter of 2010. Modifications decreased in the third quarter as we began verifying borrower income prior to completing Fannie Mae modifications for borrowers who were ineligible under the Home Affordable Modification Program (“HAMP”), which reduced our modifications outside the program. Our modification statistics do not include trial modifications under HAMP, but do include conversions of trial HAMP modifications to permanent modifications. Our repayment plans and forbearances also decreased in the third quarter from their second quarter levels.

It is too early to determine the ultimate success of the loan modifications we completed during the third quarter of 2010. Of the loans we modified during 2009, approximately 53% were current or had paid off as of nine months following the loan modification date, compared with approximately 31% for loans we modified during 2008. Please see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Management of Problem Loans and Loan Workout Metrics” for a discussion of the significant uncertainty regarding the ultimate long-term success of our modification efforts.

During the third quarter of 2010, we introduced our Second Lien Modification Program, which is designed to work in tandem with HAMP by lowering payments on second lien mortgage loans for borrowers whose second lien mortgage loan is owned by us and whose first lien mortgage loan has been modified under HAMP, even where we do not own the first lien mortgage loan. This program will be implemented in the coming months.

•	Discouraging Strategic Defaults. During the second quarter of 2010, we announced that borrowers without extenuating circumstances must wait seven years after a foreclosure before becoming eligible for a new Fannie Mae-backed mortgage loan. The extended waiting period is designed to increase disincentives for borrowers to walk away from their mortgages without working with servicers to pursue alternatives to foreclosure. Conversely, borrowers with extenuating circumstances or those who agree to foreclosure alternatives may qualify for new mortgage loans eligible to be acquired by Fannie Mae in as little as two to three years.

Pursuing Foreclosure Alternatives.  If we are unable to provide a viable home retention solution for a problem loan, we seek to offer foreclosure alternatives and complete them in a timely manner. These foreclosure alternatives are primarily preforeclosure sales, which are sometimes referred to as “short sales,” as well as deeds-in-lieu of foreclosure. These alternatives are intended to reduce the severity of our loss resulting from a borrower’s default while permitting the borrower to avoid going through a foreclosure. In the third quarter of 2010, we completed approximately 20,900 preforeclosure sales and deeds-in-lieu of foreclosures, compared with approximately 21,500 in the second quarter of 2010. The decrease was primarily due to weak market conditions affecting pre-foreclosure sales during the quarter. We have increasingly relied on foreclosure alternatives as a growing number of borrowers have faced longer-term economic hardships that cannot be solved through a home retention solution, and we expect the volume of our foreclosure alternatives through 2010 to remain higher than 2009 volumes.

Managing Timelines.  A key theme underlying our strategies for reducing our credit losses is minimizing delays. We believe that repayment plans, short-term forbearances and loan modifications can be most effective in preventing defaults when completed at an early stage of delinquency. Similarly, we believe that our foreclosure alternatives are more likely to be successful in reducing our loss severity if they are executed expeditiously. Accordingly, it is important to work with delinquent borrowers early in the delinquency to determine whether a home retention or foreclosure alternative will be viable and, where no alternative is viable, to reduce delays in proceeding to foreclosure. We are working to manage our foreclosure timelines more efficiently. As of September 30, 2010, 46% of the seriously delinquent loans in our single-family conventional guaranty book of business were in the process of foreclosure, compared with 38% as of June 30, 2010. During the third quarter of 2010, we announced adjustments to the time frames within which we expect foreclosures to be completed in four states. To hold servicers accountable for meeting their servicing obligations, we also reiterated at that time that we may exercise our right to assess fees on servicers to compensate us for delays. As we discuss below in “Servicer Foreclosure Process Deficiencies and Foreclosure Pause,” we cannot yet predict the extent to which the pause in foreclosures implemented by a number of our servicers in response to the discovery of deficiencies in their foreclosure processes will delay our foreclosures or increase our credit losses. In connection with the foreclosure pause, we recently reminded servicers again that we may exercise our right to assess fees on them to compensate us for damages resulting from their failure to take diligent action, consistent with applicable laws, in compliance with our servicing requirements. For additional discussion of the foreclosure pause and its potential consequences, please see “Risk Factors.”

Managing Our REO Inventory.  Since January 2009, we have strengthened our REO sales capabilities by significantly increasing the number of resources in this area, and we are working to manage our REO inventory to reduce costs and maximize sales proceeds. During the third quarter of 2010, we acquired approximately 85,000 foreclosed single-family properties, up from approximately 69,000 during the second quarter of 2010, and we disposed of approximately 48,000 single-family properties. The carrying value of the single-family REO we held as of September 30, 2010 was $16.4 billion, and we expect our REO inventory at the end of the year to remain higher than 2009 levels. Given the large number of seriously delinquent loans in our single-family guaranty book of business and the large current and anticipated supply of single-family homes in the market, we expect it will take a number of years before our REO inventory approaches pre-2008 levels.

Pursuing Contractual Remedies.  We conduct reviews of delinquent loans and, when we discover loans that do not meet our underwriting and eligibility requirements, we make demands for lenders to repurchase these loans or compensate us for losses sustained on the loans. We also make demands for lenders to repurchase or compensate us for loans for which the mortgage insurer rescinds coverage. In 2009 and during the first nine months of 2010, the number of repurchase and reimbursement requests remained high. During the third quarter of 2010, lenders repurchased from us or reimbursed us for losses on approximately $1.6 billion in loans, measured by unpaid principal balance, pursuant to their contractual obligations. In addition, as of September 30, 2010, we had outstanding requests for lenders to repurchase from us or reimburse us for losses on $7.7 billion in loans, of which 36% had been outstanding for more than 120 days. We are also pursuing contractual remedies from providers of credit enhancement on our loans, including mortgage insurers. We received proceeds under our mortgage insurance policies for single-family loans of $1.6 billion for the third quarter of 2010. Please see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a discussion of our repurchase and reimbursement requests and outstanding receivables from mortgage insurers, as well as the risk that one or more of these counterparties fails to fulfill its obligations to us.

The actions we have taken to stabilize the housing market and minimize our credit losses have had and may continue to have, at least in the short term, a material adverse effect on our results of operations and financial condition, including our net worth. See “Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” for information on HAMP’s financial impact on us during the third quarter of 2010 and the $2.0 billion we incurred in loan impairments in connection with HAMP during the quarter. These actions have been undertaken with the goal of reducing our future credit losses below what they otherwise would have been. It is difficult to predict how effective these actions ultimately will be in reducing our credit losses and, in the future, it may be difficult to measure the impact our actions ultimately have on our credit losses.

Credit Performance

Table 4 presents information for the first three quarters of 2010 and for each quarter of 2009 about the credit performance of mortgage loans in our single-family guaranty book of business and our loan workouts. The workout information in Table 4 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications under HAMP that have not become permanent.

Table 4:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2010				2009
					Full
	YTD	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	4.56%	4.56%	4.99%	5.47%	5.38%	5.38%	4.72%	3.94%	3.15%
Nonperforming loans(3)	$212,305	$212,305	$217,216	$222,892	$215,505	$215,505	$197,415	$170,483	$144,523
Foreclosed property inventory:
Number of properties	166,787	166,787	129,310	109,989	86,155	86,155	72,275	62,615	62,371
Carrying value	$16,394	$16,394	$13,043	$11,423	$8,466	$8,466	$7,005	$6,002	$6,215
Combined loss reserves(4)	$58,451	$58,451	$59,087	$58,900	$62,312	$62,312	$64,200	$53,844	$40,882
Total loss reserves(5)	$63,105	$63,105	$64,877	$66,479	$62,848	$62,848	$64,724	$54,152	$41,082
During the period:
Foreclosed property (number of properties):
Acquisitions(6)	216,116	85,349	68,838	61,929	145,617	47,189	40,959	32,095	25,374
Dispositions	(135,484)	(47,872)	(49,517)	(38,095)	(123,000)	(33,309)	(31,299)	(31,851)	(26,541)
Credit-related expenses(7)	$22,356	$5,559	$4,871	$11,926	$71,320	$10,943	$21,656	$18,391	$20,330
Credit losses(8)	$20,022	$8,037	$6,923	$5,062	$13,362	$3,976	$3,620	$3,301	$2,465
Loan workout activity (number of loans):
Home retention loan workouts(9)	350,585	113,367	132,192	105,026	160,722	49,871	37,431	33,098	40,322
Preforeclosure sales and deeds-in-lieu of foreclosure	59,759	20,918	21,515	17,326	39,617	13,459	11,827	8,360	5,971

Total loan workouts	410,344	134,285	153,707	122,352	200,339	63,330	49,258	41,458	46,293

Loan workouts as a percentage of our delinquent loans in our guaranty book of business(10)	38.56%	37.86%	41.18%	31.59%	12.24%	15.48%	12.98%	12.42%	16.12%

(1)	Our single-family guaranty book of business consists of (a) single-family mortgage loans held in our mortgage portfolio, (b) single-family mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our mortgage portfolio for which we do not provide a guaranty.

(2)	Calculated based on the number of single-family conventional loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business. We include all of the single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonperforming loans, including troubled debt restructurings and HomeSaver Advance first-lien loans, which are unsecured personal loans in the amount of past due payments used to bring mortgage loans current, that are on accrual status. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

(4)	Consists of the allowance for loan losses for loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. Prior period amounts have been restated to conform to the current period presentation. The amounts shown as of March 31, 2010, June 30, 2010 and September 30, 2010 reflect a decrease from the amount shown as of December 31, 2009 as a result of the adoption of the new accounting standards. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

(5)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(6)	Includes acquisitions through deeds-in-lieu of foreclosure.

(7)	Consists of the provision for loan losses, the provision (benefit) for guaranty losses and foreclosed property expense.

(8)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans.

(9)	Consists of (a) modifications, which do not include trial modifications under HAMP or repayment plans or forbearances that have been initiated but not completed; (b) repayment plans and forbearances completed and (c) HomeSaver Advance first-lien loans. See “Table 42: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management” for additional information on our various types of loan workouts.

(10)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Servicer Foreclosure Process Deficiencies and Foreclosure Pause

Recently, a number of our single-family mortgage servicers temporarily halted foreclosures in some or all states after discovering deficiencies in their processes relating to the execution of affidavits in connection with the foreclosure process. Deficiencies include improperly notarized affidavits and affidavits signed without appropriate knowledge and review of the documents. These foreclosure process deficiencies have generated significant public concern, are currently being investigated by various government agencies and by the attorneys general of all fifty states, and have resulted in courts in at least two states issuing rules applying to the foreclosure process that we anticipate will increase costs and may result in delays.

We have directed our servicers to review their policies and procedures relating to the execution of affidavits, verifications and other legal documents in connection with the foreclosure process. We are also addressing concerns that have been raised regarding the practices of some law firms that handle the foreclosure process for our mortgage servicers in Florida. In the case of one firm under investigation by the Florida attorney general’s office, we instructed the firm to stop processing foreclosures and other legal matters for our mortgage loans except as necessary to avoid prejudice to our legal interests, and have stopped servicers from referring new Fannie Mae matters to the firm. We are in the process of expanding the list of law firms that our servicers may use to process foreclosures in Florida.

The Acting Director of FHFA issued statements on October 1 and October 13, 2010 regarding servicers’ foreclosure processing issues. We are currently coordinating with FHFA regarding appropriate corrective actions consistent with the four-point policy framework issued by FHFA on October 13, 2010. Under this framework, servicers are required to (1) review their processes and verify that all documents are in compliance with legal requirements; (2) remediate problems identified through this review in an appropriate, timely and sustainable manner; (3) report suspected fraudulent activity; and (4) without delay, proceed to foreclose on mortgage loans that have no problems relating to process, on which the borrower has stopped payment, and for which foreclosure alternatives have been unsuccessful. During the first nine months of 2010, 80% of the single-family properties we acquired through foreclosures involved mortgages on which the borrowers had made three or fewer payments in the preceding 12 months.

Although we expect the foreclosure pause will likely negatively affect our serious delinquency rates, credit-related expenses and foreclosure timelines, we cannot yet predict the extent of its impact. The foreclosure pause also could negatively affect housing market conditions and delay the recovery of the housing market. At this time, we cannot predict how long the pause on foreclosures will last, how many of our loans will be affected by it or its ultimate impact on our business or the housing market. See “Risk Factors” for further information about the potential impact of the servicer foreclosure process deficiencies and the foreclosure pause on our business, results of operations, financial condition and liquidity position.

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

Summary of Our Financial Performance for the Third Quarter and First Nine Months of 2010

Our financial results for the third quarter and the first nine months of 2010 reflect the continued weakness in the housing and mortgage markets, which remain under pressure from high levels of unemployment and underemployment.

Quarterly Results

Net loss.  We recognized a net loss of $1.3 billion for the third quarter of 2010, driven primarily by credit-related expenses of $5.6 billion, which were partially offset by net interest income of $4.8 billion. Including dividends on senior preferred stock, the net loss attributable to common stockholders we recognized for the third quarter of 2010 was $3.5 billion and our diluted loss per share was $0.61. In comparison, we recognized a net loss of $1.2 billion, a net loss attributable to common stockholders of $3.1 billion and a diluted loss per share of $0.55 for the second quarter of 2010. We recognized a net loss of $18.9 billion, a net loss attributable to common stockholders of $19.8 billion and a diluted loss per share of $3.47 for the third quarter of 2009.

The $121 million increase in our net loss in the third quarter of 2010 compared with the second quarter of 2010 was primarily due to a $710 million increase in credit-related expenses, driven in part by valuation adjustments that reduced the value of our REO inventory, and higher expenses due to increased acquisitions of foreclosed properties; and a $189 million increase in net other-than-temporary impairments, driven by a decline in forecasted home prices for certain geographic regions that resulted in a decrease in projected cash flows on subprime and Alt-A securities.

The increase in credit-related expenses and net other-than-temporary impairments from the second quarter of 2010 was partially offset by a $569 million increase in net interest income and a $222 million increase in net fair value gains. Net interest income increased driven by lower debt funding costs and the purchase from MBS trusts of the substantial majority of the single-family loans that are four or more monthly payments delinquent, as the cost of purchasing these delinquent loans and holding them in our portfolio is less than the cost of advancing delinquent payments to security holders. The increase in net fair value gains was mainly driven by gains on our trading securities, as interest rates declined and credit spreads narrowed.

Our net loss decreased $17.5 billion in the third quarter of 2010 compared with the third quarter of 2009. The primary drivers of this decrease were a $16.4 billion decrease in credit-related expenses, due to the factors described below; $525 million in net fair value gains compared with $1.5 billion in net fair value losses in the prior period; a $946 million increase in net interest income; and a $613 million decrease in net other-than-temporary impairments. These reductions in losses were offset in part by a $1.9 billion decrease in guaranty fee income due to our adoption of the new accounting standards effective January 1, 2010. Upon adoption of these new accounting standards, we eliminated substantially all of our guaranty-related assets and liabilities in our condensed consolidated balance sheet, and therefore we no longer recognize income or loss for consolidated trusts from amortizing these assets and liabilities or from changes in their fair value.

Our credit-related expenses, which consist of the provision for loan losses and the provision for guaranty losses (collectively referred to as the “provision for credit losses”) plus foreclosed property expense, were $5.6 billion for the third quarter of 2010 compared with $22.0 billion for the third quarter of 2009. The reduction in credit-related expenses was due primarily to the moderate decline in our total loss reserves during the third quarter of 2010 compared with the substantial increase in our total loss reserves during the third quarter of 2009. The substantial increase in our total loss reserves during the third quarter of 2009 reflected the significant growth in the number of loans that were seriously delinquent during that period and higher losses on defaulted loans driven by the sharp decline in home prices, which were partly the result of the deterioration in economic conditions during 2009. In the third quarter of 2010, our provision for credit losses was substantially lower due to the lack of growth in the number of loans that were seriously delinquent and the absence of a significant decline in home prices, which resulted in a decrease of our reserves during the third quarter of 2010. Additionally, due to our adoption of the new accounting standards, during 2010 we recognized an insignificant amount of fair value losses on credit impaired loans. By contrast, in the third quarter of 2009, we recognized a significant amount of fair value losses on acquired credit-impaired loans.

Year-to-Date Results

Net loss.  We recognized a net loss of $14.1 billion for the first nine months of 2010, driven primarily by credit-related expenses of $22.3 billion, administrative expenses of $2.0 billion and net fair value losses of $877 million, which were offset in part by net interest income of $11.8 billion. Our net loss for the first nine months of 2010 included an out-of-period adjustment of $1.1 billion related to an additional provision for losses on preforeclosure property taxes and insurance receivables. Including dividends on senior preferred stock, the net loss attributable to common stockholders we recognized for the first nine months of 2010 was $19.6 billion and our diluted loss per share was $3.45. In comparison, we recognized a net loss of $56.8 billion, a net loss attributable to common stockholders of $58.1 billion and a diluted loss per share of $10.24 for the first nine months of 2009.

The $42.7 billion decrease in our net loss for the first nine months of 2010 compared with the first nine months of 2009 was due primarily to a $39.3 billion decrease in credit-related expenses due to the factors described below, a $6.6 billion decrease in net other-than-temporary impairments as a result of the adoption of a new other-than-temporary impairment accounting standard in the second quarter of 2009, as we only recognize the credit portion of an other-than-temporary impairment in our condensed consolidated statements of operations, a $1.4 billion decrease in losses from partnership investments, and a $1.3 billion decrease in net fair value losses driven by our risk management derivatives. These reductions in losses were partially offset by lower guaranty fee income of $5.2 billion resulting from our adoption of the new accounting standards effective January 1, 2010.

Our credit-related expenses were $22.3 billion for the first nine months of 2010 compared with $61.6 billion for the first nine months of 2009. The reduction in credit-related expenses was driven by the moderate increase in our total loss reserves during the first nine months of 2010, compared with the substantial increase in our total loss reserves during the first nine months of 2009. The substantial increase in our total loss reserves during the first nine months of 2009 reflected the significant growth in the number of loans that were seriously delinquent during that period, and higher losses on defaulted loans driven by the sharp decline in home prices, which were partly the result of the economic deterioration during 2009. Our provision for credit losses was substantially lower in the first nine months of 2010, because there has not been an increase in the number of seriously delinquent loans and the decline in home prices was not substantial, therefore we did not need to substantially increase our total loss reserves in the first nine months of 2010. Additionally, due to our adoption of the new accounting standards, during 2010 we recognized an insignificant amount of fair value losses on credit impaired loans. By contrast, in the first nine months of 2009, we recognized a significant amount of fair value losses on acquired credit-impaired loans.

Net worth.  We had a net worth deficit of $2.4 billion as of September 30, 2010, compared with a net worth deficit of $1.4 billion as of June 30, 2010 and $15.3 billion as of December 31, 2009. Our net worth as of September 30, 2010 was negatively impacted by the recognition of our net loss of $1.3 billion and senior preferred stock dividends of $2.1 billion paid during the third quarter. These reductions in our net worth were offset by our receipt of $1.5 billion in funds from Treasury on September 30, 2010 under our senior preferred stock purchase agreement with Treasury as well as by a reduction in unrealized losses in our holdings of available-for-sale securities of $705 million for the third quarter. Our net worth, which is the basis for determining the amount that Treasury has committed to provide us under the senior preferred stock purchase agreement, equals the “Total deficit” reported in our condensed consolidated balance sheet. In November 2010, the Acting Director of FHFA submitted a request to Treasury on our behalf for $2.5 billion to eliminate our net worth deficit as of September 30, 2010. When Treasury provides the requested funds, the aggregate liquidation preference on the senior preferred stock will be $88.6 billion, which will require an annualized dividend payment of $8.9 billion. This amount exceeds our reported annual net income for each of the last eight fiscal years, in most cases by a significant margin. Through September 30, 2010, we have paid an aggregate of $8.1 billion to Treasury in dividends on the senior preferred stock.

Total loss reserves.  Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, declined as of September 30, 2010 as compared with June 30, 2010. Our total loss reserves were $64.7 billion as of September 30, 2010 and $66.7 billion as of June 30, 2010, compared with $61.4 billion as of January 1, 2010 and $64.9 billion as of December 31, 2009. Our total loss reserve coverage to total nonperforming loans was 30.34% as of September 30, 2010, compared with 30.56% as of June 30, 2010 and 29.98% as of December 31, 2009.

Housing and Mortgage Market and Economic Conditions

During the third quarter of 2010, the United States economic recovery continued at a very slow pace. The U.S. gross domestic product, or GDP, rose by 2.0% on an annualized basis during the quarter, according to the Bureau of Economic Analysis advance estimate. Housing activity experienced a pullback after the expiration of the home buyer tax credit, with housing starts and home sales declining sharply in the third quarter. The overall economy lost jobs in the third quarter due to the layoff of census workers; however, the private sector continued its recent trend of moderate employment growth throughout the quarter. Unemployment was 9.6% in September 2010, compared with 9.5% in June 2010, based on data from the U.S. Bureau of Labor Statistics.

The Mortgage Bankers Association National Delinquency Survey reported that, as of June 30, 2010, the most recent date for which information is available, 9.11% of borrowers were seriously delinquent (90 days or more past due or in the foreclosure process), which we estimate represents nearly five million mortgages. In September, the supply of single-family homes as measured by the inventory/sales ratio remained above long-term average levels. Properties that are vacant and held off the market, combined with the portion of seriously delinquent mortgages not currently listed for sale, represent a significant shadow inventory putting downward pressure on both home prices and rents.

We estimate that home prices on a national basis declined by 1.0% in the third quarter of 2010 and have declined by 18.1% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices has left many homeowners with “negative equity” in their mortgages, which means their principal mortgage balance exceeds the current market value of their home. This creates a risk that borrowers might walk away from their mortgage obligations and for the loans to become delinquent and proceed to foreclosure.

The multifamily sector improved during the third quarter of 2010 despite high unemployment. Multifamily fundamentals continued to strengthen, likely driven by slight increases in private sector payrolls and the uncertainty surrounding single-family housing prices. Many tenants appear to be staying in apartments rather than purchasing a home due to uncertainty surrounding home values. Preliminary third-party data suggests that the rate of apartment vacancies continued to fall for the third quarter in a row in the third quarter of 2010. Rents also appear to have risen in the third quarter of 2010, with overall rent growth up for the first nine months of 2010. As a result, rent concessions to secure tenancy fell again for the third quarter in a row.

See “Risk Factors” in our 2009 Form 10-K for a description of risks to our business associated with the weak economy and housing market.

Outlook

Overall Market Conditions.  We expect weakness in the housing and mortgage markets to continue throughout 2010 and into 2011. The high level of delinquent mortgage loans will result in the foreclosure of troubled loans, which is likely to add to the excess housing inventory. Home sales will likely be slow until the unemployment rate improves. In addition, the servicer foreclosure process deficiencies described above create uncertainty for potential home buyers. Foreclosed homes account for a substantial part of the existing home market. Thus, a widespread foreclosure pause could suppress home sales in the near term and interfere with the housing recovery.

We expect that default and severity rates and the level of foreclosures will remain high for the remainder of 2010. In addition, we expect that home prices in 2010 will decline slightly on a national basis, more so in some geographic areas than in others. Despite the initial signs of multifamily sector improvement, we expect multifamily charge-offs to remain at elevated levels throughout 2010 and 2011. All of these conditions, as well as the level of single-family delinquencies, may worsen if the unemployment rate increases on either a national or regional basis. We expect the decline in residential mortgage debt outstanding to continue through 2010, which would mark three consecutive annual declines. Approximately 73% of our single-family business in the third quarter of 2010 consisted of refinancings. We expect these trends, combined with an expected decline in total originations in 2010, will result in lower business volume in 2010 as compared with 2009.

Home Price Declines.  We expect that home prices on a national basis will decline slightly in 2010 and into 2011 before stabilizing, and that the peak-to-trough home price decline on a national basis will range between 19% and 25%. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment regarding a variety of critical assumptions we make when formulating these estimates, including: the effect of actions the federal government has taken and may take with respect to the national economic recovery; the impact of the end of the Federal Reserve’s MBS purchase program; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our 19% to 25% peak-to-trough home price decline estimate corresponds to an approximate 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas the S&P/Case-Shiller index weights expectations based on property value, causing home price declines on higher priced homes to have a greater effect on the overall result; and (2) contrary to the S&P/Case-Shiller index, our estimates do not include known sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values. The S&P/Case-Shiller comparison numbers are calculated using our models and assumptions, but modified to use these two factors (weighting of expectations based on property value and the inclusion of foreclosed property sales). In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based only on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference.

Credit-Related Expenses and Credit Losses.  We expect that our credit-related expenses will remain high for the remainder of 2010. However, we expect that, if current trends continue, our credit-related expenses will be lower in 2010 than in 2009. We describe our credit loss outlook above under “Our Expectations Regarding Profitability, the Single-Family Loans We Acquired Beginning in 2009, and Credit Losses.”

Uncertainty Regarding our Long-Term Financial Sustainability and Future Status.  There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses and credit losses to vary significantly from our current expectations. Although Treasury’s funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial. Given our expectations regarding future losses, which we describe above under “Our Expectations Regarding Profitability, the Single-Family Loans We Acquired Beginning in 2009, and Credit Losses,” we do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future. As a result of these factors, there is significant uncertainty as to our long-term financial sustainability.

In addition, there is significant debate regarding the future of Fannie Mae and Freddie Mac, and proposals to reform them. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding longer-term reform of the GSEs. Please see “Legislation” for a discussion of recent legislative reform of the financial services industry, and proposals for GSE reform, that could affect our business.

LEGISLATION

Financial Regulatory Reform Legislation

On July 21, 2010, President Obama signed into law financial regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will significantly change the regulation of the financial services industry, including by its creation of new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. The Dodd-Frank Act will directly affect our business since new and additional regulatory oversight and standards will apply to us. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that impact the activities of our customers and counterparties in the financial services industry. Extensive regulatory guidance is needed to implement and clarify many of the provisions of the Dodd-Frank Act and agencies have just begun to initiate the required administrative processes. It is therefore difficult to assess fully the impact of this legislation on our business and industry at this time. Refer to “Legislation—Financial Regulatory Reform Legislation” in our Second Quarter 2010 Form 10-Q for a further description of the Dodd-Frank Act and its potential impact on our business and industry. Also see “Risk Factors” for a discussion of the potential risks to our business resulting from the Dodd-Frank Act.

GSE Reform

The Dodd-Frank Act does not contain substantive GSE reform provisions, but does state that it is the sense of Congress that efforts to regulate the terms and practices related to residential mortgage credit would be incomplete without enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. The Dodd-Frank Act also requires the Treasury Secretary to submit a report to Congress by January 31, 2011, with recommendations for ending the conservatorships of Fannie Mae and Freddie Mac. In August, September and October 2010, the Obama Administration hosted conferences on housing finance reform, at which proposals regarding the future of Fannie Mae and Freddie Mac were discussed. Since June 2009, Congressional committees and subcommittees have held hearings to discuss the present condition and future status of Fannie Mae and Freddie Mac. We expect hearings on GSE reform to continue and additional proposals to be discussed. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.

REGULATORY ACTION

2010-2011 Housing Goals

On September 14, 2010, FHFA published a final rule establishing 2010 and 2011 housing goals for Fannie Mae. The final rule implements a new goal structure established by the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”) and sets new housing goals.

FHFA’s final rule and a subsequent notice received in October 2010 established the following single-family home purchase and refinance housing goal benchmarks for 2010 and 2011. A home purchase mortgage may be counted toward more than one home purchase benchmark.

•	Low-Income Families Home Purchase Benchmark: At least 27% of our purchases of single-family owner-occupied purchase money mortgage loans must be affordable to low-income families (defined as income equal to or less than 80% of area median income).

•	Very Low-Income Families Home Purchase Benchmark: At least 8% of our purchases of single-family owner-occupied purchase money mortgage loans must be affordable to very low-income families (defined as income equal to or less than 50% of area median income).

•	Low-Income Areas Home Purchase Benchmarks: For 2010, at least 24% of our purchases of single-family owner-occupied purchase money mortgage loans must be for families in low-income areas, including high-minority areas and disaster areas. At least 13% of our purchases must be for families in low-income and high-minority areas. FHFA has not specified a low-income areas benchmark for 2011.

•	Low-Income Families Refinancing Benchmark: At least 21% of our purchases of single-family owner-occupied refinance mortgage loans must be affordable to low-income families.

If we do not meet these benchmarks, we may still meet our goals. The final rule specifies that our single-family housing goals performance will be measured against these benchmarks and against goals-qualifying originations in the primary mortgage market. We will be in compliance with the housing goals if we meet either the benchmarks or market share measures.

The final rule also established a new multifamily goal and subgoal. Our multifamily mortgage purchases must finance at least 177,750 units affordable to families with incomes no higher than 80% of area median income, of which at least 42,750 units must be affordable to families with incomes no higher than 50% of area median income. There is no market-based alternative measurement for the multifamily goals.

FHFA’s final rule made significant changes to prior housing goals regulations regarding the types of products that count towards the housing goals. Private-label mortgage-related securities, second liens and single-family government loans do not count towards the housing goals. In addition, only permanent modifications of mortgages under HAMP completed during the year will count towards the housing goals; trial modifications will not be counted. Moreover, these modifications will count only towards the single-family low-income families refinance goal, not any of the home purchase goals.

The final rule notes that “FHFA does not intend for [Fannie Mae] to undertake uneconomic or high-risk activities in support of the [housing] goals. However, the fact that [Fannie Mae is] in conservatorship should not be a justification for withdrawing support from these market segments.” If our efforts to meet our goals prove to be insufficient, FHFA will determine whether the goals were feasible. If FHFA finds that our goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The housing plan must describe the actions we will take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Risk Factors” for a description of how we may be unable to meet our housing goals and how actions we may take to meet these goals and other regulatory requirements could adversely affect our business, results of operations and financial condition.

Delisting of our Common and Preferred Stock

We were directed by FHFA to delist our common stock and each listed series of our preferred stock from the New York Stock Exchange and the Chicago Stock Exchange. The last trading day for our listed securities on these exchanges was July 7, 2010, and since July 8, 2010, these securities have been quoted in the over-the-counter market. See “Risk Factors” for a description of the risks to our business relating to the delisting of our common and preferred stock.

For additional information on regulatory matters affecting us, refer to “Business—Our Charter and Regulation of Our Activities” in our 2009 Form 10-K and “MD&A—Regulatory Action” in our quarterly report on Form 10-Q for the quarter ended June 30, 2010 (“Second Quarter 2010 Form 10-Q”).

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” and “MD&A—Risk Management—Model Risk Management” in our 2009 Form 10-K for a discussion of the risk associated with the use of models. Also see “Risk Factors” and “MD&A—Critical Accounting Policies and Estimates” in our 2009 Form 10-K for additional information about our accounting policies we have identified as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and how the use of reasonably different estimates and assumptions could have a material impact on our reported results and operations or financial condition. These critical accounting policies and estimates are as follows:

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

We provide below information about our Level 3 assets and liabilities as of September 30, 2010 compared to December 31, 2009 and describe any significant changes in the judgments and assumptions we made during the first nine months of 2010 in applying our critical accounting policies and significant changes to critical estimates as well as the impact of the new accounting standards on our allowance for loan losses and reserve for guaranty losses.

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

Table 5 presents a comparison, by balance sheet category, of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis and classified as Level 3 as of September 30, 2010 and December 31, 2009. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 5:  Level 3 Recurring Financial Assets at Fair Value

	As of
	September 30,	December 31,
Balance Sheet Category	2010	2009
	(Dollars in millions)

Trading securities	$4,962	$8,861
Available-for-sale securities	35,368	36,154
Mortgage loans	53	—
Derivatives assets	381	150
Guaranty assets and buy-ups	17	2,577

Level 3 recurring assets	$40,781	$47,742

Total assets	$3,229,622	$869,141
Total recurring assets measured at fair value	$179,291	$353,718
Level 3 recurring assets as a percentage of total assets	1%	5%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	23%	13%
Total recurring assets measured at fair value as a percentage of total assets	6%	41%

The decrease in assets classified as Level 3 during the first nine months of 2010 includes a $2.6 billion decrease due to derecognition of guaranty assets and buy-ups at the transition date as well as net transfers of approximately $3.9 billion in assets to Level 2 from Level 3. The assets transferred from Level 3 consist primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities.

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include held-for-sale loans, held-for-investment loans, acquired property and partnership investments. The fair value of Level 3 nonrecurring assets totaled $46.0 billion during the first nine months of 2010, and $21.2 billion during the year ended December 31, 2009.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $536 million as of September 30, 2010 and $601 million as of December 31, 2009, and derivatives liabilities with a fair value of $159 million as of September 30, 2010 and $27 million as of December 31, 2009.

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

Single-Family Loss Reserves

We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in troubled debt restructurings, certain nonperforming loans in MBS trusts and acquired credit-impaired loans that have been further impaired subsequent to acquisition. The single-family loss reserve for individually impaired loans has grown as a proportion of the total single-family reserve in recent periods due to increases in the population of restructured loans. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan or the effective interest rate at acquisition for a credit-impaired loan. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive.

We establish a collective single-family loss reserve for all other single-family loans in our single-family guaranty book of business using an econometric model that estimates the probability of default of loans to derive an overall loss reserve estimate given multiple factors such as: origination year, mark-to-market LTV ratio, delinquency status and loan product type. We believe that the loss severity estimates we use in determining our loss reserves reflect current available information on actual events and conditions as of each balance sheet date, including current home prices. Our loss severity estimates do not incorporate assumptions about future changes in home prices. We do, however, use a one-quarter look back period to develop our loss severity estimates for all loan categories.

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

In addition to recognizing mortgage loans held by newly consolidated trusts at the transition date, we also recognized the associated accrued interest receivable from the mortgage loans held by the newly consolidated trusts. The accrued interest included delinquent interest on such loans which was previously considered in estimating our “Reserve for guaranty losses.” As a result, at transition, we reclassified $7.0 billion from our “Reserve for guaranty losses” to “Allowance for accrued interest receivable” in our condensed consolidated balance sheet. We collectively refer to our combined loss reserves, “Allowance for accrued interest receivable” and “Allowance for preforeclosure property tax and insurance” as our total loss reserves. For further information on our total loss reserves, see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a discussion of our condensed consolidated results of operations for the periods indicated. You should read this section together with our condensed consolidated financial statements including the accompanying notes.

As discussed in “Executive Summary,” prospectively adopting the new accounting standards had a significant impact on the presentation and comparability of our condensed consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. While some line items in our condensed consolidated statements of operations were not impacted, others were impacted significantly, which reduces the comparability of our results for the third quarter and first nine months of 2010 with the results of these periods in prior years. The following table describes the impact to our third quarter and first nine months of 2010 results for those line items that were impacted significantly as a result of our adoption of the new accounting standards.

Item	Consolidation Impact
Net interest income	•	We now recognize the underlying assets and liabilities of the substantial majority of our MBS trusts in our condensed consolidated balance sheets, which increases both our interest-earning assets and interest-bearing liabilities and related interest income and interest expense.
	•	Contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 are recognized into interest income.
	•	We now include nonperforming loans from the majority of our MBS trusts in our consolidated financial statements, which decreases our net interest income as we do not recognize interest income on these loans while we continue to recognize interest expense for amounts owed to MBS certificateholders.
	•	Trust management income and certain fee income from consolidated trusts are now recognized as interest income.

Guaranty fee income	•	Upon adoption of the new accounting standards, we eliminated substantially all of our guaranty-related assets and liabilities in our condensed consolidated balance sheets. As a result, consolidated trusts’ deferred cash fees and non-cash fees through December 31, 2009 were recognized into our total deficit through the transition adjustment effective January 1, 2010, and we no longer recognize income or loss from amortizing these assets and liabilities nor do we recognize changes in their fair value. As noted above, we now recognize both contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 through interest income, thereby reducing guaranty fee income to only those amounts related to unconsolidated trusts and other credit enhancements arrangements, such as our long-term standby commitments.

Credit-related expenses	•	As the majority of our trusts are consolidated, we no longer record fair value losses on credit-impaired loans acquired from the substantial majority of our trusts.
	•	The substantial majority of our combined loss reserves are now recognized in our allowance for loan losses to reflect the loss allowance against the consolidated mortgage loans. We use a different methodology to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses which will reduce our credit-related expenses.

Investment gains, net	•	Our portfolio securitization transactions that reflect transfers of assets to consolidated trusts do not qualify as sales, thereby reducing the amount we recognize as portfolio securitization gains and losses.
	•	We no longer designate the substantial majority of our loans held for securitization as held-for-sale as the substantial majority of related MBS trusts will be consolidated, thereby reducing lower of cost or fair value adjustments.
	•	We no longer record gains or losses on the sale from our portfolio of the substantial majority of our available-for-sale MBS because these securities were eliminated in consolidation.

Fair value gains (losses), net	•	We no longer record fair value gains or losses on the majority of our trading MBS, thereby reducing the amount of securities subject to recognition of changes in fair value in our condensed consolidated statement of operations.

Other expenses	•	Upon purchase of MBS securities issued by consolidated trusts where the purchase price of the MBS does not equal the carrying value of the related consolidated debt, we recognize a gain or loss on debt extinguishment.

See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for a further discussion of the impacts of the new accounting standards on our condensed consolidated financial statements.

Table 6 summarizes our condensed consolidated results of operations for the periods indicated.

Table 6:  Summary of Condensed Consolidated Results of Operations(1)

	For the			For the
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Variance	2010	2009	Variance
	(Dollars in millions)

Net interest income	$4,776	$3,830	$946	$11,772	$10,813	$959
Guaranty fee income	51	1,923	(1,872)	157	5,334	(5,177)
Fee and other income	253	194	59	674	583	91

Net revenues	$5,080	$5,947	$(867)	$12,603	$16,730	$(4,127)

Investment gains, net	82	785	(703)	271	963	(692)
Net other-than-temporary impairments	(326)	(939)	613	(699)	(7,345)	6,646
Fair value gains (losses), net	525	(1,536)	2,061	(877)	(2,173)	1,296
Income (losses) from partnership investments	47	(520)	567	(37)	(1,448)	1,411
Administrative expenses	(730)	(562)	(168)	(2,005)	(1,595)	(410)
Credit-related expenses(2)	(5,561)	(21,960)	16,399	(22,296)	(61,616)	39,320
Other non-interest expenses(3)	(457)	(242)	(215)	(1,110)	(1,108)	(2)

Loss before federal income taxes	(1,340)	(19,027)	17,687	(14,150)	(57,592)	43,442
Benefit for federal income taxes	(9)	(143)	134	(67)	(743)	676

Net loss	(1,331)	(18,884)	17,553	(14,083)	(56,849)	42,766
Less: Net (income) loss attributable to the noncontrolling interest	(8)	12	(20)	(4)	55	(59)

Net loss attributable to Fannie Mae	$(1,339)	$(18,872)	$17,533	$(14,087)	$(56,794)	$42,707

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of provision for loan losses, provision for guaranty losses and foreclosed property expense.

(3)	Consists of debt extinguishment losses, net and other expenses.

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

Table 7:  Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(1)	$2,973,954	$36,666	4.93%	$419,177	$5,290	5.05%
Mortgage securities	132,531	1,561	4.71	354,664	4,285	4.83
Non-mortgage securities(2)	102,103	62	0.24	58,077	52	0.35
Federal funds sold and securities purchased under agreements to resell or similar arrangements	14,193	10	0.28	34,393	23	0.26
Advances to lenders	3,643	21	2.26	4,951	25	1.98

Total interest-earning assets	$3,226,424	$38,320	4.75%	$871,262	$9,675	4.44%

Interest-bearing liabilities:
Short-term debt	$250,761	$194	0.30%	$265,760	$390	0.57%
Long-term debt	2,960,690	33,350	4.51	569,624	5,455	3.83
Federal funds purchased and securities sold under agreements to repurchase	45	—	0.03	41	—	1.68

Total interest-bearing liabilities	$3,211,496	$33,544	4.18%	$835,425	$5,845	2.79%

Impact of net non-interest bearing funding	$14,928		0.02%	$35,837		0.11%

Net interest income/net interest yield		$4,776	0.59%		$3,830	1.76%

Selected benchmark interest rates at end of period:(3)
3-month LIBOR			0.30%			0.29%
2-year swap interest rate			0.60			1.29
5-year swap interest rate			1.51			2.65
30-year Fannie Mae MBS par coupon rate			3.39			4.24

	For the Nine Months Ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans(1)	$2,982,899	$111,917	5.00%	$428,981	$16,499	5.13%
Mortgage securities	140,150	4,965	4.72	348,212	13,067	5.00
Non-mortgage securities(2)	93,548	165	0.23	53,957	211	0.52
Federal funds sold and securities purchased under agreements to resell or similar arrangements	33,849	54	0.21	49,326	237	0.63
Advances to lenders	2,947	57	2.55	5,062	77	2.01

Total interest-earning assets	$3,253,393	$117,158	4.80%	$885,538	$30,091	4.53%

Interest-bearing liabilities:
Short-term debt	$227,790	$479	0.28%	$295,224	$2,097	0.94%
Long-term debt	3,003,373	104,907	4.66	566,813	17,181	4.04
Federal funds purchased and securities sold under agreements to repurchase	28	—	0.04	41	—	1.39

Total interest-bearing liabilities	$3,231,191	$105,386	4.35%	$862,078	$19,278	2.98%

Impact of net non-interest bearing funding	$22,202		0.03%	$23,460		0.08%

Net interest income/net interest yield		$11,772	0.48%		$10,813	1.63%

(1)	Interest income includes interest income on acquired credit-impaired loans of $466 million and $142 million for the three months ended September 30, 2010 and 2009, respectively and $1.6 billion and $551 million for the nine months ended September 30, 2010 and 2009, respectively, which included accretion income of $231 million and $79 million for the three months ended September 30, 2010 and 2009, respectively, and $785 million and $342 million for the nine months ended September 30, 2010 and 2009, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans. Average balance includes loans on nonaccrual status, for which interest income is recognized when collected.

(2)	Includes cash equivalents.

(3)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Table 8:  Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2010 vs. 2009			2010 vs. 2009
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans	$31,376	$31,501	$(125)	$95,418	$95,832	$(414)
Mortgage securities	(2,724)	(2,619)	(105)	(8,102)	(7,408)	(694)
Non-mortgage securities(2)	10	31	(21)	(46)	106	(152)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(13)	(14)	1	(183)	(58)	(125)
Advances to lenders	(4)	(7)	3	(20)	(37)	17

Total interest income	28,645	28,892	(247)	87,067	88,435	(1,368)

Interest expense:
Short-term debt	(196)	(21)	(175)	(1,618)	(396)	(1,222)
Long-term debt	27,895	26,771	1,124	87,726	84,723	3,003

Total interest expense	27,699	26,750	949	86,108	84,327	1,781

Net interest income	$946	$2,142	$(1,196)	$959	$4,108	$(3,149)

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income increased in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 primarily as a result of an increase in interest income due to the recognition of contractual guaranty fees in interest income upon adoption of the new accounting standards and a reduction in the interest expense on debt that we have issued as lower borrowing rates allowed us to replace higher-cost debt with lower-cost debt. Partially offsetting these positive effects, for the first nine months of 2010, was lower interest income from the interest earning assets that we own due to lower yields on our mortgage and non-mortgage assets. In addition, for the third quarter and first nine months of 2010, there was a reduction in interest income due to a significant increase in the number of nonperforming loans in our condensed consolidated balance sheets, since we do not recognize interest income on nonperforming loans that have been placed on nonaccrual status.

For the third quarter of 2010, interest income that we did not recognize for nonaccrual mortgage loans, net of recoveries, was $1.8 billion, which reduced our net interest yield by 23 basis points, compared with $335 million for the third quarter of 2009, which reduced our net interest yield by 15 basis points. Of the $1.8 billion of interest income that we did not recognize for nonaccrual mortgage loans in the third quarter of 2010, $1.5 billion was related to the unsecuritized mortgage loans that we own. For the first nine months of 2010, the interest income that we did not recognize for nonaccrual mortgage loans, net of recoveries, was $6.7 billion, with a 28 basis point reduction in net interest yield, compared with $804 million for the first nine months of 2009, with a 12 basis point reduction in net interest yield. Of the $6.7 billion of interest income that we did not recognize for nonaccrual mortgage loans in the first nine months of 2010, $3.3 billion was related to the unsecuritized mortgage loans that we own.

Net interest yield significantly decreased in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009. We recognize the contractual guaranty fee and the amortization of deferred cash fees received after December 31, 2009 on the underlying mortgage loans of consolidated trusts as interest income, which represents the spread between the net interest yield on the underlying mortgage assets and the rate on the debt of the consolidated trusts. Upon adoption of the new accounting standards, our interest-earning assets and interest-bearing liabilities both increased by approximately $2.4 trillion. The lower spread on these interest-earning assets and liabilities had the impact of reducing our net interest yield for the third quarter and first nine months of 2010 as compared with the third quarter and first nine months of 2009.

Net interest income in the second and third quarters of 2010, compared with the first quarter of 2010, benefited from the purchase from single-family MBS trusts of the substantial majority of the loans that are four or more consecutive monthly payments delinquent as the cost of purchasing these delinquent loans and holding them in our portfolio is less than the cost of advancing delinquent payments to security holders.

The net interest income for our Capital Markets group reflects interest income from the assets that we have purchased and the interest expense from the debt we have issued. See “Business Segment Results” for a detailed discussion of our Capital Markets group’s net interest income.

Guaranty Fee Income

Guaranty fee income decreased in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 because we consolidated the substantial majority of our MBS trusts and we recognize interest income and expense, instead of guaranty fee income, from consolidated trusts. At adoption of the new accounting standards, our guaranty-related assets and liabilities pertaining to previously unconsolidated trusts were eliminated; therefore, we no longer recognize amortization of previously recorded deferred cash and non-cash fees or fair value adjustments related to our guaranty to these trusts. Guaranty fee income for the third quarter and first nine months of 2010 reflects guaranty fees earned from unconsolidated trusts and other credit enhancement arrangements, such as our long-term standby commitments.

We continue to report guaranty fee income for our Single-Family business and our Multifamily business as a separate line item in “Business Segment Results.”

Investment Gains, Net

Investment gains declined in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 due to a decline in gains from securitizations and gains from sales of available-for-sale securities as a result of adopting the new accounting standards. Under these standards, our portfolio securitization transactions that reflect transfers of assets to consolidated trusts no longer qualify for sale treatment, which reduced our portfolio securitization gains and losses; and we no longer record gains and losses on the sale from our portfolio of the substantial majority of available-for-sale Fannie Mae MBS because these securities were eliminated in consolidation. In the third quarter and first nine months of 2009, we recognized securitization gains due to MBS issuances and sales related to whole loan conduit activity and recognized gains on available-for-sale securities due to tightening of investment spreads on agency MBS, which led to higher sale prices. The decline in investment gains for the third quarter and first nine months of 2010 was partially offset by a decrease in lower of cost or fair value adjustments on held-for-sale loans due to the reclassification of most of our held-for-sale loans to held for investment upon adoption of the new accounting standards. In the third quarter and first nine months of 2009, we recorded lower of cost or fair value adjustments on loans primarily driven by a decline in the credit quality of these loans.

Net Other-Than-Temporary Impairment

For the third quarter of 2010, net other-than-temporary impairment decreased compared with the third quarter of 2009, primarily as a result of lower impairment on Alt-A and subprime securities. The net other-than-temporary impairment charge recorded in the third quarter of 2010 was primarily driven by a net decline in forecasted home prices for certain geographic regions which resulted in a decrease in the present value of our cash flow projections on Alt-A and subprime securities. See “Note 6, Investments in Securities” for additional information regarding the net other-than-temporary impairment recognized in the third quarter of 2010.

Net other-than-temporary impairment for the first nine months of 2010 significantly decreased compared with the first nine months of 2009, driven primarily by the adoption of a new accounting standard effective April 1, 2009. As a result of this accounting standard, beginning with the second quarter of 2009, we recognize only the credit portion of other-than-temporary impairment in our condensed consolidated statements of operations. Approximately 77% of the impairment recorded in the first nine months of 2009 was recorded in the first quarter of 2009 prior to the change in accounting standards. The net other-than-temporary impairment charge recorded in the first nine months of 2010 was primarily driven by a net decline in forecasted home prices for certain geographic regions which resulted in a decrease in the present value of our cash flow projections on Alt-A and subprime securities. The net other-than-temporary impairment charge recorded in the first nine months of 2009 before our adoption of this accounting standard included both the credit and non-credit components of the loss in fair value and was driven primarily by additional impairment losses on some of our Alt-A and subprime securities that we had previously impaired, as well as impairment losses on other Alt-A and subprime securities, due to continued deterioration in the credit quality of the loans underlying these securities and further declines in the expected cash flows.

Fair Value Gains (Losses), Net

Table 9 presents the components of fair value gains and losses.

Table 9:  Fair Value Gains (Losses), Net

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Risk management derivatives fair value gains (losses) losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(673)	$(968)	$(2,264)	$(2,687)
Net change in fair value during the period	732	(909)	342	(1,182)

Total risk management derivatives fair value gains (losses), net	59	(1,877)	(1,922)	(3,869)
Mortgage commitment derivatives fair value losses, net	(183)	(1,246)	(1,361)	(1,497)

Total derivatives fair value losses, net	(124)	(3,123)	(3,283)	(5,366)

Trading securities gains, net	889	1,683	2,587	3,411
Debt foreign exchange losses, net	(117)	(47)	(40)	(161)
Debt fair value losses, net	(48)	(49)	(66)	(57)
Mortgage loans fair value losses, net	(75)	—	(75)	—

Fair value gains (losses), net	$525	$(1,536)	$(877)	$(2,173)

	2010	2009

5-year swap interest rate:
As of January 1	2.98%	2.13%
As of March 31	2.73	2.22
As of June 30	2.06	2.97
As of September 30	1.51	2.65

Risk Management Derivatives Fair Value Gains (Losses), Net

We supplement our issuance of debt securities with derivative instruments to further reduce duration and prepayment risks. We recorded derivative gains in the third quarter of 2010 primarily due to gains on our foreign currency swaps. We use foreign currency swaps to manage the foreign exchange impact of foreign currency denominated debt issuances. The gains recognized on our foreign currency swaps mostly offset the fair value losses on our foreign currency denominated debt. Derivative gains for the third quarter of 2010 were partially offset by time decay on our purchased options.

We recorded derivative losses in the first nine months of 2010 primarily as a result of: (1) time decay on our purchased options; (2) a decrease in the fair value of our pay-fixed derivatives during the first quarter of 2010 due to a decline in swap rates during that period; and (3) a decrease in implied interest rate volatility, which reduced the fair value of our purchased options.

The derivative losses for the third quarter of 2009 were driven by a decrease in swap rates, which resulted in net losses on our net pay-fixed swap position, and by time decay associated with our purchased options.

For the first nine months of 2009, increases in swap rates resulted in gains on our net pay-fixed swap position; however, these gains were more than offset by losses on our option-based derivatives, as swap rate increases drove losses on our receive-fixed swaptions, and by time decay associated with our purchased options.

For additional information on our risk management derivatives, refer to “Note 10, Derivative Instruments.”

Mortgage Commitment Derivatives Fair Value Losses, Net

Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans generally are derivatives, and changes in their fair value are recognized in our condensed consolidated statements of operations. We recognized losses on our mortgage securities commitments in the third quarter and first nine months of 2010 primarily due to losses on our commitments to sell because mortgage-related securities prices increased during the commitment period.

We recognized losses on our mortgage securities commitments in the third quarter and first nine months of 2009 primarily due to a large volume of commitments to sell, which were mainly associated with dollar roll transactions, and an increase in mortgage-related securities prices during the commitment period.

Trading Securities Gains, Net

Gains on trading securities in the third quarter and first nine months of 2010 were primarily driven by a decrease in interest rates and narrowing of credit spreads, primarily on commercial mortgage backed securities (“CMBS”).

The gains on our trading securities during the third quarter of 2009 were primarily attributable to the narrowing of credit spreads on CMBS, as well as to a decline in interest rates. The gains on our trading securities during the first nine months of 2009 were primarily attributable to the narrowing of credit spreads on CMBS, asset-backed securities, corporate debt securities and agency MBS, partially offset by an increase in interest rates in the first nine months of 2009.

Income (Losses) from Partnership Investments

In the fourth quarter of 2009, we reduced the carrying value of our low-income housing tax credit (“LIHTC”) investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments, which resulted in a shift to income from partnership investments in the third quarter of 2010 from losses on these investments in the third quarter of 2009 and a decrease in losses from partnership investments in the first nine months of 2010 compared with the first nine months of 2009.

Administrative Expenses

Administrative expenses increased in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 due to an increase in employees and third-party services primarily related to our foreclosure prevention and credit loss mitigation efforts.

Credit-Related Expenses

Credit-related expenses consist of the provision for loan losses, provision for guaranty losses and foreclosed property expense. We detail the components of our credit-related expenses in Table 10.

Table 10:  Credit-Related Expenses

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Provision for loan losses	$4,696	$2,546	$20,930	$7,670
Provision for guaranty losses	78	19,350	111	52,785

Total provision for credit losses(1)	4,774	21,896	21,041	60,455
Foreclosed property expense	787	64	1,255	1,161

Credit-related expenses	$5,561	$21,960	$22,296	$61,616

(1)	Includes credit losses attributable to acquired credit-impaired loans and HomeSaver Advance fair value losses of $41 million and $7.7 billion for the three months ended September 30, 2010 and 2009, respectively, and $146 million and $11.4 billion for the nine months ended September 30, 2010 and 2009, respectively.

Provision for Credit Losses

Table 11 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets. We consider these fair value losses previously recognized as an “effective reserve” for credit losses because the mortgage loan balances were reduced by these fair value losses at acquisition. We exclude these fair value losses from our credit loss calculation as described in “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics.” We estimate that approximately half of this amount represents credit losses we expect to realize in the future and approximately half will eventually be recovered through our condensed consolidated statements of operations, primarily as net interest income if the loan cures or foreclosed property income if the sale of the collateral exceeds the recorded investment of the credit-impaired loan. See “MD&A—Critical Accounting Policies and Estimates—Fair Value of Loans Purchased with Evidence of Credit Deterioration” in our 2009 Form 10-K for additional information on how acquired credit-impaired loan fair value losses, credit-related expenses and credit losses related to loans underlying our guaranty contracts are recorded in our consolidated financial statements.

Table 11:  Total Loss Reserves

	As of
	September 30,	December 31,
	2010	2009
	(Dollars in millions)

Allowance for loan losses	$59,740	$9,925
Reserve for guaranty losses	276	54,430

Combined loss reserves	60,016	64,355
Allowance for accrued interest receivable	3,785	536
Allowance for preforeclosure property taxes and insurance receivable(1)	928	—

Total loss reserves	64,729	64,891
Fair value losses previously recognized on acquired credit impaired loans(2)	19,823	22,295

Total loss reserves and fair value losses previously recognized on acquired credit impaired loans	$84,552	$87,186

(1)	Amount included in other assets in our condensed consolidated balance sheets.

(2)	Represents the fair value losses on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets.

We summarize the changes in our combined loss reserves in Table 12. Upon recognition of the mortgage loans held by newly consolidated trusts on January 1, 2010, we increased our “Allowance for loan losses” and decreased our “Reserve for guaranty losses.” The impact at transition is reported as “Adoption of new accounting standards” in Table 12. The decrease in the combined loss reserves from transition represents a difference in the methodology used to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses and our separate presentation of the portion of the allowance related to accrued interest as our “Allowance for accrued interest receivable.” These changes are discussed in “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities.”

Table 12:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2010			2009	2010			2009
	Of	Of			Of	Of
	Fannie	Consolidated			Fannie	Consolidated
	Mae	Trusts	Total		Mae	Trusts	Total
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance(1)	$42,844	$17,738	$60,582	$6,532	$8,078	$1,847	$9,925	$2,772
Adoption of new accounting standards	—	—	—	—	—	43,576	43,576	—
Provision for loan losses	2,144	2,552	4,696	2,546	11,008	9,922	20,930	7,670
Charge-offs(2)	(5,946)	(1,243)	(7,189)	(448)	(12,097)	(6,645)	(18,742)	(1,757)
Recoveries	205	304	509	52	367	872	1,239	155
Transfers(3)	5,131	(5,131)	—	—	41,606	(41,606)	—	—
Net reclassifications(1)(4)	895	247	1,142	(215)	(3,689)	6,501	2,812	(373)

Ending balance(1)(5)	$45,273	$14,467	$59,740	$8,467	$45,273	$14,467	$59,740	$8,467

Reserve for guaranty losses:
Beginning balance	$246	$—	$246	$48,280	$54,430	$—	$54,430	$21,830
Adoption of new accounting standards	—	—	—	—	(54,103)	—	(54,103)	—
Provision for guaranty losses	78	—	78	19,350	111	—	111	52,785
Charge-offs	(48)	—	(48)	(10,901)	(165)	—	(165)	(18,159)
Recoveries	—	—	—	176	3	—	3	449

Ending balance	$276	$—	$276	$56,905	$276	$—	$276	$56,905

Combined loss reserves:
Beginning balance(1)	$43,090	$17,738	$60,828	$54,812	$62,508	$1,847	$64,355	$24,602
Adoption of new accounting standards	—	—	—	—	(54,103)	43,576	(10,527)	—
Total provision for credit losses	2,222	2,552	4,774	21,896	11,119	9,922	21,041	60,455
Charge-offs(2)	(5,994)	(1,243)	(7,237)	(11,349)	(12,262)	(6,645)	(18,907)	(19,916)
Recoveries	205	304	509	228	370	872	1,242	604
Transfers(3)	5,131	(5,131)	—	—	41,606	(41,606)	—	—
Net reclassifications(1)(4)	895	247	1,142	(215)	(3,689)	6,501	2,812	(373)

Ending balance(1)(5)	$45,549	$14,467	$60,016	$65,372	$45,549	$14,467	$60,016	$65,372

Attribution of charge-offs:
Charge-offs attributable to guaranty book of business			$(7,196)	$(3,637)			$(18,761)	$(8,514)
Charge-offs attributable to fair value losses on:
Acquired credit-impaired loans			(41)	(7,688)			(146)	(11,190)
HomeSaver Advance loans			—	(24)			—	(212)

Total charge-offs			$(7,237)	$(11,349)			$(18,907)	$(19,916)

	As of
	September 30,	December 31,
	2010	2009

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family(1)	$58,451	$62,312
Multifamily	1,565	2,043

Total	$60,016	$64,355

Single-family and multifamily loss reserves as a percentage of applicable guaranty book of business:
Single-family(1)	2.05%	2.14%
Multifamily	0.84	1.10
Combined loss reserves as a percentage of:
Total guaranty book of business(1)	1.98%	2.08%
Total nonperforming loans(1)	28.13	29.73

(1)	Prior period amounts have been reclassified and respective percentages have been recalculated to conform to the current period presentation.

(2)	Includes accrued interest of $811 million and $416 million for the three months ended September 30, 2010 and 2009, respectively and $2.0 billion and $990 million for the nine months ended September 30, 2010 and 2009, respectively.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable and preforeclosure property taxes and insurance due from borrowers.

(5)	Includes $397 million and $1.1 billion as of September 30, 2010 and 2009, respectively, for acquired credit-impaired loans.

Our provision for credit losses decreased, in both the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009, primarily due to the moderate change in our total loss reserves during the third quarter and first nine months of 2010 compared with the substantial increase in our total loss reserves during the third quarter and first nine months of 2009. The substantial increase in our total loss reserves during the third quarter and first nine months of 2009 reflected the significant growth in the number of loans that were seriously delinquent during that period, which was partly the result of the economic deterioration during 2009. Another impact of the economic deterioration during 2009 was sharply falling home prices, which resulted in higher losses on defaulted loans, further increasing the loss reserves. Our provision for credit losses was substantially lower in both the third quarter and first nine months of 2010, because there was not an increase in the number of seriously delinquent loans, nor a sharp decline in home prices, and therefore we did not need to substantially increase our reserves in the third quarter or first nine months of 2010. Although lower for the third quarter and first nine months of 2010 than in 2009, our provision for credit losses, level of delinquencies and our total loss reserves remained high due to the following factors:

•	A high level of nonperforming loans, delinquencies, and defaults due to the general deterioration in our guaranty book of business. Factors contributing to these conditions include the following:

•	Continued stress on a broader segment of borrowers due to continued high levels of unemployment and underemployment and the prolonged decline in home prices has resulted in high delinquency rates on loans in our single-family guaranty book of business that do not have characteristics typically associated with higher-risk loans.

•	Certain loan categories continued to contribute disproportionately to the increase in our nonperforming loans and credit losses. These categories include: loans on properties in certain Midwest states, California, Florida, Arizona and Nevada; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans. Although we have identified each year of our 2005 through 2008 vintages as not profitable, the largest and most disproportionate contributors to credit losses have been the 2006 and 2007 vintages. Accordingly, our concentration statistics throughout the MD&A display details for only these two vintages.

•	The prolonged decline in home prices has also resulted in negative home equity for some borrowers, especially when the impact of existing second mortgage liens is taken into account, which has affected their ability to refinance or willingness to make their mortgage payments, and caused loans to remain delinquent for an extended period of time as shown in “Table 39: Delinquency Status of Single-Family Conventional Loans.”

•	The number of loans that are seriously delinquent remained high due to delays in foreclosures because: (1) we require servicers to exhaust foreclosure prevention alternatives as part of our efforts to help borrowers stay in their homes; (2) recent legislation or judicial changes in the foreclosure process in a number of states have lengthened the foreclosure timeline; and (3) some jurisdictions are experiencing foreclosure processing backlogs due to high foreclosure case volumes. However, during the third quarter of 2010, the number of loans that transitioned out of seriously delinquent status exceeded the number of loans that became seriously delinquent, primarily due to the increase in loan modifications and foreclosure alternatives and higher volume of foreclosures.

•	A greater proportion of our total loss reserves is attributable to individual impairment rather than the collective reserve for loan losses. We consider a loan to be individually impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. Individually impaired loans currently include, among others, those restructured in a troubled debt restructuring (“TDR”), which is a form of restructuring a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. Any impairment recognized on these loans is part of our provision for loan losses and allowance for loan losses. The higher level of workouts initiated as a result of our foreclosure prevention efforts through the first nine months of 2010, including HAMP, increased our total number of individually impaired loans, especially those considered to be TDRs, compared with the third quarter and first nine months of 2009. Frequently, the allowance calculated for an individually impaired loan is greater than the allowance which would be calculated under the collective reserve. Individual impairment for TDRs is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. The model includes forward looking assumptions using multiple scenarios of the future economic environment, including interest rates and home prices.

•	We recorded an out-of-period adjustment of $1.1 billion to our provision for loan losses in the second quarter of 2010, related to an additional provision for losses on preforeclosure property taxes and insurance receivables. For additional information about this adjustment, please see “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

The decline in our fair value losses on acquired credit impaired loans was another significant factor contributing to the decline in our provision for credit losses for the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009. While we acquired significantly more credit-impaired loans from MBS trusts in the third quarter and first nine months of 2010, we experienced a significant decline in fair value losses on acquired credit-impaired loans because of our adoption of the new accounting standards. Only purchases of credit-deteriorated loans from unconsolidated MBS trusts or as a result of other credit guarantees generate fair value losses upon acquisition. In the third quarter of 2010, we acquired approximately 138,000 loans from MBS trusts and during the first nine months of 2010, we acquired approximately 996,000 loans from MBS trusts.

Loans in certain states, certain higher-risk categories and our 2006 and 2007 vintages continue to contribute disproportionately to our credit losses, as displayed in Table 15. Our combined single-family loss reserves are also disproportionately higher for certain states, Alt-A loans and our 2006 and 2007 vintages. The Midwest accounted for approximately 13% of our combined single-family loss reserves as of both September 30, 2010 and December 31, 2009. Our mortgage loans in California, Florida, Arizona and Nevada together accounted for approximately 53% of our combined single-family loss reserves as of both September 30, 2010 and December 31, 2009. Our Alt-A loans represented approximately 31% of our combined single-family loss reserves as of September 30, 2010, compared with approximately 35% as of December 31, 2009, and our 2006 and 2007 loan vintages together accounted for approximately 67% of our combined single-family loss reserves as of September 30, 2010, compared with approximately 69% as of December 31, 2009.

For additional discussions on delinquent loans and concentrations, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management.” For discussions on our charge-offs, see “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics.”

Our balance of nonperforming single-family loans remained high as of September 30, 2010 due to both high levels of delinquencies and an increase in TDRs. The composition of our nonperforming loans is shown in Table 13. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 4, Mortgage Loans.”

Table 13:  Nonperforming Single-Family and Multifamily Loans

	As of
	September 30,	December 31,
	2010	2009
	(Dollars in millions)

On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$159,325	$34,079
Troubled debt restructurings on accrual status	49,667	6,922
HomeSaver Advance first-lien loans on accrual status	4,189	866

Total on-balance sheet nonperforming loans	213,181	41,867

Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts:
Nonperforming loans, excluding HomeSaver Advance first-lien loans(1)	164	161,406
HomeSaver Advance first-lien loans(2)	1	13,182

Total off-balance sheet nonperforming loans	165	174,588

Total nonperforming loans	$213,346	$216,455

Accruing on-balance sheet loans past due 90 days or more(3)	$801	$612

	For the	For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$6,118	$1,341
Interest income recognized for the period(5)	6,136	1,206

(1)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(2)	Represents all off-balance sheet first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(3)	Recorded investment of loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, including loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller in the event of a default.

(4)	Represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(5)	Represents interest income recognized during the period based on stated coupon rate for on-balance sheet loans classified as nonperforming as of the end of each period.

Foreclosed Property Expense

Foreclosed property expense increased during the third quarter of 2010 compared with the third quarter of 2009 primarily due to valuation adjustments that reduced the value of our REO inventory and the substantial increase in our REO inventory in 2010. In addition, we recognized $23 million in the third quarter of 2010 from the cancellation and restructuring of some of our mortgage insurance coverage, compared with a recognition of $235 million in the third quarter of 2009. These amounts represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce our future exposure to our mortgage insurers.

The increase in foreclosed property expense during the first nine months of 2010 compared with the first nine months of 2009 was driven primarily by the substantial increase in our REO inventory and by an increase in valuation adjustments that reduced the value of our REO inventory. The increase in foreclosed property expense was partially offset by the recognition of $796 million in the first nine months of 2010 from the cancellation and restructuring of some of our mortgage insurance coverage compared with a recognition of $235 million from restructurings in the first nine months of 2009. In addition, during the second quarter of 2010, we began recording expenses related to preforeclosure property taxes and insurance to the provision for loan losses.

As described in “Executive Summary,” although we expect the current servicer foreclosure pause will likely negatively affect our serious delinquency rates, credit-related expenses and foreclosure timelines, we cannot yet predict the extent of its impact.

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

Historically, management viewed our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as indicators of the effectiveness of our credit risk management strategies. As our credit losses are now at such high levels, management has shifted focus away from the credit loss ratio to measure performance and has focused more on our loss mitigation strategies and the reduction of our credit losses on an absolute basis. However, we believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans and HomeSaver Advance loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 14 details the components of our credit loss performance metrics as well as our average single-family default rate and average single-family loss severity rate.

Table 14:  Credit Loss Performance Metrics

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2010			2009			2010			2009
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries(2)	$6,728	88.4	bp	$11,121	145.0	bp	$17,665	76.9	bp	$19,312	85.0	bp
Foreclosed property expense(2)	787	10.3		64	0.9		1,255	5.5		1,161	5.1

Credit losses including the effect of fair value losses on acquired credit-impaired loans and HomeSaver Advance loans	7,515	98.7		11,185	145.9		18,920	82.4		20,473	90.1
Less: Fair value losses resulting from acquired credit-impaired loans and HomeSaver Advance loans	(41)	(0.5)		(7,712)	(100.6)		(146)	(0.6)		(11,402)	(50.2)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense	750	9.9		213	2.8		1,642	7.1		441	1.9

Credit losses and credit loss ratio	$8,224	108.1	bp	$3,686	48.1	bp	$20,416	88.9	bp	$9,512	41.8	bp

Credit losses attributable to:
Single-family	$8,037			$3,620			$20,022			$9,386
Multifamily	187			66			394			126

Total	$8,224			$3,686			$20,416			$9,512

Average single-family default rate		0.63%			0.30%			1.63%			0.71%
Average single-family loss severity rate(3)		33.30			37.70			34.20			37.60

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Beginning in the second quarter of 2010, expenses relating to preforeclosure taxes and insurance, previously recorded as foreclosed property expense, were recorded as charge-offs. The impact of including these costs was 7.7 and 4.6 basis points for the three and nine months ended September 30, 2010, respectively.

(3)	Excludes fair value losses on credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans and charge-offs from preforeclosure sales.

The increase in our credit losses reflects the increase in the number of defaults, particularly due to our prior acquisition of loans with higher-risk attributes compared with current underwriting standards, the prolonged period of high unemployment and the decline in home prices. In addition, defaults in the third quarter and first nine months of 2009 were lower than they could have been due to the foreclosure moratoria during the end of 2008 and first quarter of 2009. The increase in defaults during the third quarter and first nine months of 2010 was partially offset by a slight reduction in average loss severity as home prices have improved in some geographic regions.

Table 15 provides an analysis of our credit losses in certain higher-risk loan categories, loan vintages and loans within certain states that continue to account for a disproportionate share of our credit losses as compared with our other loans.

Table 15:  Credit Loss Concentration Analysis

				Percentage of
				Single-
				Family
	Percentage of			Credit Losses
	Single-Family Conventional			For the Three		For the Nine
	Guaranty Book			Months		Months
	of Business Outstanding as of(1)			Ended		Ended
	September 30,	December 31,	September 30,	September 30,		September 30,
	2010	2009	2009	2010	2009	2010	2009

Geographical distribution:
Arizona, California, Florida and Nevada	28%	28%	28%	57%	57%	57%	57%
Illinois, Indiana, Michigan and Ohio	11	11	11	13	15	14	15
All other states	61	61	61	30	28	29	28
Select higher-risk product features(2)	23	24	25	63	69	64	70
Vintages:
2006	9	11	11	30	30	30	31
2007	13	15	16	35	38	36	36
All other vintages	78	74	73	35	32	34	33

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original LTV ratios greater than 90%, and loans with FICO credit scores less than 620.

Our 2009 and 2010 vintages accounted for less than 1% of our single-family credit losses for the third quarter and first nine months of 2010. Typically, credit losses on mortgage loans do not peak until the third through fifth years following origination. We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

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

Table 16 compares the credit loss sensitivities for the periods indicated for first lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancement.

Table 16:  Single-Family Credit Loss Sensitivity(1)

	As of
	September 30,	December 31,
	2010	2009
	(Dollars in millions)

Gross single-family credit loss sensitivity	$22,899	$18,311
Less: Projected credit risk sharing proceeds	(2,848)	(2,533)

Net single-family credit loss sensitivity	$20,051	$15,778

Outstanding single-family whole loans and Fannie Mae MBS(2)	$2,835,138	$2,830,004
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.71%	0.56%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on approximately 99% and 97% of our total single-family guaranty book of business as of September 30, 2010 and December 31, 2009, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

(2)	As a result of our adoption of the new accounting standards, the balance reflects a reduction as of September 30, 2010 from December 31, 2009 due to unscheduled principal payments.

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

Other Non-Interest Expenses

Other non-interest expenses consist of credit enhancement expenses, which reflect the amortization of the credit enhancement asset we record at the inception of guaranty contracts; costs associated with the purchase of additional mortgage insurance to protect against credit losses; net gains and losses on the extinguishment of debt; servicer and borrower incentive fees in connection with loans modified under HAMP; and other miscellaneous expenses. Other non-interest expenses increased during the third quarter of 2010 compared with the third quarter of 2009 primarily due to an increase in net losses recorded on the extinguishment of debt, because our borrowing costs declined and it became advantageous for us to redeem higher cost debt and replace it with lower cost debt, and an increase in HAMP incentive payments. This increase was partially offset by lower expenses for legal claim reserves.

Other non-interest expenses slightly increased for the first nine months of 2010 compared with the first nine months of 2009, primarily due to an increase in net losses recorded on the extinguishment of debt and an increase in HAMP incentive payments. This increase was partially offset by lower interest expense associated with unrecognized tax benefits related to certain unresolved tax positions and lower expenses for legal claim reserves.

Federal Income Taxes

We recognized an income tax benefit for the first nine months of 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 1999 to 2004. However, we were not able to recognize an income tax benefit for our pre-tax loss in the third quarter and first nine months of 2010 as it is more likely than not that we will not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets.

We recognized a benefit for federal income taxes for the third quarter and first nine months of 2009 due primarily to the benefit of carrying back a portion of our 2009 tax loss to prior years, net of the reversal of the use of certain tax credits.

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

Impairments and Fair Value Losses on Loans Under HAMP

Table 17 provides information about the impairments and fair value losses associated with mortgage loans owned or guaranteed by Fannie Mae entering trial modifications under HAMP. These amounts have been included in the calculation of our credit-related expenses in our condensed consolidated statements of operations for 2009 and the third quarter and first nine months of 2010. Please see “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” in our 2009 Form 10-K for a detailed discussion on these impairments and fair value losses.

When we begin to individually assess a loan for impairment, we exclude the loan from the population of loans on which we calculate our collective loss reserves. Table 17 does not reflect the potential reduction of our combined loss reserves from excluding individually impaired loans from this calculation.

Table 17:  Impairments and Fair Value Losses on Loans in HAMP(1)

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Impairments(2)	$1,974	$5,722	$11,776	$7,368
Fair value losses on credit-impaired loans acquired from MBS trusts(3)	—	3,669	6	3,758

Total	$1,974	$9,391	$11,782	$11,126

Loans entered into a trial modification under the program	18,300	150,700	134,900	185,400
Credit-impaired loans acquired from MBS trusts in trial modifications under the program(4)	4	27,945	62	28,600

(1)	Includes amounts for loans that entered into a trial modification under the program but that have not yet received, or that have been determined to be ineligible for, a permanent modification under the program. Some of these ineligible loans have since been modified outside of the program. Also includes loans that entered into a trial modification prior to the end of the periods presented, but were reported from servicers to us subsequent to that date.

(2)	Impairments consist of (a) impairments recognized on loans accounted for as loans restructured in a troubled debt restructuring and (b) incurred credit losses on loans in MBS trusts that have entered into a trial modification and been individually assessed for incurred credit losses. Amount includes impairments recognized subsequent to the date of loan acquisition.

(3)	These fair value losses are recorded as charge-offs against the “Reserve for guaranty losses” and have the effect of increasing the provision for guaranty losses in our condensed consolidated statements of operations.

(4)	Excludes loans purchased from consolidated trusts for the three and nine months ended September 30, 2010 for which no fair value losses were recognized.

Servicer and Borrower Incentives

We incurred $96 million during the third quarter of 2010 and $334 million in the first nine months of 2010 in paid and accrued incentive fees for servicers and borrowers in connection with loans modified under HAMP, which we recorded as part of “Other expenses.”

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

BUSINESS SEGMENT RESULTS

In this section, we discuss changes to our presentation for reporting results for our three business segments, Single-Family, Multifamily (formerly known as HCD) and Capital Markets, which have been revised due to our prospective adoption of the new accounting standards. We then discuss our business segment results. This section should be read together with our condensed consolidated results of operations in “Consolidated Results of Operations.” In October 2010, we began referring to our “HCD” business segment as our “Multifamily” business segment to better reflect the segment’s focus on multifamily rental housing finance, especially affordable rentals, which is an increasingly important part of our company’s mission.

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

Segment Reporting in Current Periods Compared with Prior Year

Single-Family and Multifamily
Line Item		Current Segment Reporting		Prior Year Segment Reporting

Guaranty fee income	•	At adoption of the new accounting standards, we eliminated a substantial majority of our guaranty-related assets and liabilities in our consolidated balance sheet. We re-established an asset and a liability related to the deferred cash fees on Single-Family’s balance sheet and we amortize these fees as guaranty fee income with our contractual guaranty fees.	•	At the inception of a guaranty to an unconsolidated entity, we established a guaranty asset and guaranty obligation, which included deferred cash fees. These guaranty-related assets and liabilities were then amortized and recognized in guaranty fee income with our contractual guaranty fees over the life of the guaranty.

	•	We use a static yield method to amortize deferred cash fees to better align with the recognition of contractual guaranty fee income.	•	We used a prospective level yield method to amortize our guaranty-related assets and liabilities, which created significant fluctuations in our guaranty fee income as the interest rate environment shifted.

	•	We eliminated substantially all of our guaranty assets that were previously recorded at fair value upon adoption of the new accounting standards. As such, the recognition of fair value adjustments as a component of Single-Family guaranty fee income has been essentially eliminated.	•	We recorded fair value adjustments on our buy-up assets and certain guaranty assets as a component of Single-Family guaranty fee income.

Net Interest Income (expense)	•	Because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, the amount of interest expense Single-Family and Multifamily recognize related to forgone interest on nonperforming loans underlying MBS trusts has significantly increased.	•	Interest payments expected to be delinquent on off-balance sheet nonperforming loans were considered in the reserve for guaranty losses.

Credit-related expenses	•	Because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, we no longer recognize fair value losses upon acquiring credit-impaired loans from these trusts.	•	We recorded a fair value loss on credit-impaired loans acquired from MBS trusts.
	•	Upon recognition of mortgage loans held by newly consolidated trusts, we increased our allowance for loan losses and decreased our reserve for guaranty losses. We use a different methodology in estimating incurred losses under our allowance for loan losses versus under our reserve for guaranty losses which will result in lower credit-related expenses.	•	The majority of our combined loss reserves were recorded in the reserve for guaranty losses, which used a different methodology for estimating incurred losses versus the methodology used for the allowance for loan losses.

Multifamily only

Line Item		Current Segment Reporting		Prior Year Segment Reporting

Income (losses) from partnership investments	•	We report income or losses from partnership investments on an equity basis in the Multifamily balance sheet. As a result, net income or loss attributable to noncontrolling interests is not included in income (losses) from partnership investments.	•	Income (losses) from partnership investments included net income or loss attributable to noncontrolling interests for the Multifamily segment.

Capital Markets

Line Item		Current Segment Reporting		Prior Year Segment Reporting

Net interest income	•	We recognize interest income on interest-earning assets that we own and interest expense on debt that we have issued.	•	In addition to the assets we own and the debt we issue, we also included interest income on mortgage-related assets underlying MBS trusts that we consolidated under the prior consolidation accounting standards and the interest expense on the corresponding debt of such trusts.

Investment gains (losses), net	•	We no longer designate the substantial majority of our loans held for securitization as held for sale as the substantial majority of related MBS trusts will be consolidated, thereby reducing lower of cost or fair value adjustments.	•	We designated loans held for securitization as held for sale resulting in recognition of lower of cost or fair value adjustments on our held-for-sale loans.
	•	We include the securities that we own, regardless of whether the trust has been consolidated, in reporting gains and losses on securitizations and sales of available-for-sale securities.	•	We excluded the securities of consolidated trusts that we owned in reporting of gains and losses on securitizations and sales of available-for-sale securities.

Fair value gains (losses), net	•	We include the trading securities that we own, regardless of whether the trust has been consolidated, in recognizing fair value gains and losses on trading securities.	•	MBS trusts that were consolidated were reported as loans and thus any securities we owned issued by these trusts did not have fair value adjustments.

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

Segment Results

Table 18 displays our segment results under our current segment reporting presentation for the third quarter and first nine months of 2010.

Table 18:  Business Segment Results

	For the Three Months Ended September 30, 2010
	Business Segments			Other Activity/Reconciling Items
	Single		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(1,108)	$—	$4,065	$1,246		$573	(3)	$4,776
Benefit (provision) for loan losses	(4,702)	6	—	—		—		(4,696)

Net interest income (expense) after provision for loan losses	(5,810)	6	4,065	1,246		573		80
Guaranty fee income (expense)	1,804	205	(402)	(1,095	)(4)	(461	)(4)	51
Investment gains (losses), net	3	4	1,270	(165)		(1,030	)(5)	82
Net other-than-temporary impairments	—	—	(323)	(3)		—		(326)
Fair value gains (losses), net	—	—	436	(89)		178	(6)	525
Debt extinguishment losses, net	—	—	(185)	(29)		—		(214)
Income from partnership investments	—	39	—	—		8		47
Fee and other income (expense)	93	35	130	(4)		(1)		253
Administrative expenses	(471)	(94)	(165)	—		—		(730)
Benefit (provision) for guaranty losses	(79)	1	—	—		—		(78)
Foreclosed property expense	(778)	(9)	—	—		—		(787)
Other expenses	(217)	(7)	(3)	—		(16	)(7)	(243)

Income (loss) before federal income taxes	(5,455)	180	4,823	(139)		(749)		(1,340)
Benefit for federal income taxes	(1)	(1)	(7)	—		—		(9)

Net income (loss)	(5,454)	181	4,830	(139)		(749)		(1,331)
Less: Net income attributable to noncontrolling interests	—	—	—	—		(8	)(8)	(8)

Net income (loss) attributable to Fannie Mae	$(5,454)	$181	$4,830	$(139)		$(757)		$(1,339)

	For the Nine Months Ended September 30, 2010
	Business Segments			Other Activity/Reconciling Items
	Single		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(4,438)	$9	$10,671	$3,767		$1,763	(3)	$11,772
Benefit (provision) for loan losses	(20,966)	36	—	—		—		(20,930)

Net interest income (expense) after provision for loan losses	(25,404)	45	10,671	3,767		1,763		(9,158)
Guaranty fee income (expense)	5,367	594	(1,041)	(3,422	)(4)	(1,341	)(4)	157
Investment gains (losses), net	7	3	2,841	(348)		(2,232	)(5)	271
Net other-than-temporary impairments	—	—	(696)	(3)		—		(699)
Fair value losses, net	—	—	(119)	(113)		(645	)(6)	(877)
Debt extinguishment losses, net	—	—	(368)	(129)		—		(497)
Losses from partnership investments	—	(41)	—	—		4		(37)
Fee and other income (expense)	225	98	370	(18)		(1)		674
Administrative expenses	(1,297)	(286)	(422)	—		—		(2,005)
Benefit (provision) for guaranty losses	(163)	52	—	—		—		(111)
Foreclosed property expense	(1,227)	(28)	—	—		—		(1,255)
Other income (expenses)	(648)	(24)	115	—		(56	)(7)	(613)

Income (loss) before federal income taxes	(23,140)	413	11,351	(266)		(2,508)		(14,150)
Provision (benefit) for federal income taxes	(53)	14	(28)	—		—		(67)

Net income (loss)	(23,087)	399	11,379	(266)		(2,508)		(14,083)
Less: Net income attributable to noncontrolling interests	—	—	—	—		(4	)(8)	(4)

Net income (loss) attributable to Fannie Mae	$(23,087)	$399	$11,379	$(266)		$(2,512)		$(14,087)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our balance sheet under the new accounting standards.

(2)	Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our condensed consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)	Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting.

(5)	Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and retained in the Capital Markets portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Represents the removal of amortization of deferred revenue on certain credit enhancements from the Single-Family and Multifamily segment balance sheets that are eliminated upon reconciliation to our condensed consolidated balance sheets.

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our condensed consolidated balance sheets.

Single-Family Business Results

Table 19 summarizes the financial results of the Single-Family business for the third quarter and first nine months of 2010 under the current segment reporting presentation and for the third quarter and first nine months of 2009 under the prior segment reporting presentation. The primary sources of revenue for our Single-Family business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses and administrative expenses.

Table 19:  Single-Family Business Results

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Net interest income (expense)	$(1,108)	$176	$(4,438)	$377
Guaranty fee income(2)	1,804	2,112	5,367	5,943
Credit-related expenses(3)	(5,559)	(21,656)	(22,356)	(60,377)
Other expenses(4)	(592)	(455)	(1,713)	(1,247)

Loss before federal income taxes	(5,455)	(19,823)	(23,140)	(55,304)
Benefit for federal income taxes	1	276	53	1,059

Net loss attributable to Fannie Mae	$(5,454)	$(19,547)	$(23,087)	$(54,245)

Other key performance data:
Single-family effective guaranty fee rate (in basis points)(1)(5)	25.2	29.3	24.9	27.8
Single-family average charged guaranty fee on new acquisitions (in basis points)(6)	25.3	24.7	26.4	23.2
Average single-family guaranty book of business(7)	$2,857,917	$2,886,496	$2,875,952	$2,852,977
Single-family Fannie Mae MBS issues(8)	$155,940	$196,514	$391,754	$659,628

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, guaranty fee income related to consolidated MBS trusts consists of contractual guaranty fees and the amortization of deferred cash fees using a static yield method. In 2009, guaranty fee income consisted of amortization of our guaranty-related assets and liabilities using a prospective level yield method and fair value adjustments of buys-ups and certain guaranty assets.

(3)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property expense.

(4)	Consists of investment gains and losses, fee and other income, other expenses, and administrative expenses.

(5)	Presented in basis points based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business.

(6)	Presented in basis points. Represents the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life.

(7)	Consists of single-family mortgage loans held in our mortgage portfolio, single-family mortgage loans held by consolidated trusts, single-family Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(8)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period. In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac in which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through three separate assistance programs: a temporary credit and liquidity facilities (“TCLF”) program, a new issue bond (“NIB”) program and a multifamily credit enhancement program. Includes HFA new issue bond program issuances of $3.1 billion for the nine months ended September 30, 2010.

Net Interest Income (Expense)

Net interest income (expense) for the Single-Family business segment includes forgone interest on nonperforming loans, loss recoveries on performing loans, and an allocated cost of capital charge among our three business segments. The shift from net interest income in the third quarter and first nine months of 2009 to net interest expense in the third quarter and first nine months of 2010 was primarily driven by an increase in forgone interest on nonperforming loans, which increased to $1.8 billion in the third quarter of 2010 from $328 million in the third quarter of 2009 and to $6.7 billion in the first nine months of 2010 from $785 million in the first nine months of 2009. The increase in forgone interest on nonperforming loans was due to the increase in nonperforming loans in our condensed consolidated balance sheets as a result of our adoption of the new accounting standards.

Guaranty Fee Income

Guaranty fee income decreased in the third quarter and first nine months of 2010, compared with the third quarter and first nine months of 2009, primarily because: (1) we now amortize our single-family deferred cash fees under the static yield method, which resulted in lower amortization income compared with 2009 when we amortized these fees under the prospective level yield method; (2) guaranty fee income in 2009 included the amortization of certain non-cash deferred items, the balance of which was eliminated upon adoption of the new accounting standards and was not re-established on Single-Family’s balance sheet at the transition date; and (3) guaranty fee income in the third quarter and first nine months of 2009 reflected an increase in the fair value of buy-ups and certain guaranty assets which are no longer marked to fair value under the new segment reporting.

The average single-family guaranty book of business decreased by 1.0% in the third quarter of 2010 compared with the third quarter of 2009 and increased 0.8% for the first nine months of 2010 compared with the first nine months of 2009. Although our market share remains high, our book of business was relatively flat period over period because of the decline in residential mortgage debt outstanding as there were fewer new mortgage originations due to weakness in the housing market and an increase in liquidations due to the high level of foreclosures.

The single-family average charged guaranty fee on new acquisitions increased in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 primarily due to an increase in acquisitions of loans with characteristics that receive risk-based pricing adjustments.

Credit-Related Expenses

Single-family credit-related expenses decreased in both the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 primarily due to the moderate change in our total single-family loss reserves during the third quarter and first nine months of 2010 compared with the substantial increase in our total single-family loss reserves during the third quarter and first nine months of 2009. The substantial increase in our single-family total loss reserves during the third quarter and first nine months of 2009 reflected the significant growth in the number of loans that were seriously delinquent during that period, which was partly the result of the economic deterioration during 2009. Another impact of the economic deterioration during 2009 was sharply falling home prices, which resulted in higher losses on defaulted loans, further increasing the loss reserves. Our single-family provision for credit losses was substantially lower in both the third quarter and first nine months of 2010, because there has not been an increase in seriously delinquent loans, nor a sharp decline in house prices, and therefore we did not need to substantially increase our reserves in the third quarter or first nine months of 2010. Additionally, because we now recognize loans underlying the substantial majority of our MBS trusts in our condensed consolidated balance sheets, we no longer recognize fair value losses upon acquiring credit-impaired loans from these trusts. Although our credit-related expenses declined in the third quarter and first nine months of 2010, our credit losses were higher in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 due to an increase in the number of defaults.

Credit-related expenses in the Single-Family business represent the substantial majority of our total consolidated losses. We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses.”

Federal Income Taxes

We recognized an income tax benefit in the first nine months of 2010 due to the reversal of a portion of the valuation allowance for deferred tax assets primarily due to a settlement agreement reached with the IRS in 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. The tax benefit recognized for the first nine months of 2009 was primarily due to the benefit of carrying back to prior years a portion of our 2009 tax loss, net of the reversal of the use of certain tax credits.

Multifamily Business Results

Table 20 summarizes the financial results for our Multifamily business for the third quarter and first nine months of 2010 under the current segment reporting presentation and for the third quarter and first nine months of 2009 under the prior segment reporting presentation. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses, net operating losses associated with our partnership investments, and administrative expenses.

Table 20:  Multifamily Business Results

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income(2)	$205	$172	$594	$494
Fee and other income	35	23	98	70
Income (losses) from partnership investments(3)	39	(520)	(41)	(1,448)
Credit-related income (expenses)(4)	(2)	(304)	60	(1,239)
Other expenses(5)	(97)	(154)	(298)	(456)

Income (loss) before federal income taxes	180	(783)	413	(2,579)
Benefit (provision) for federal income taxes	1	(99)	(14)	(310)

Net income (loss)	181	(882)	399	(2,889)
Less: Net loss attributable to the noncontrolling interests(3)	—	12	—	55

Net income (loss) attributable to Fannie Mae	$181	$(870)	$399	$(2,834)

Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(1)(6)	43.9	37.9	42.5	37.0
Credit loss performance ratio (in basis points)(7)	40.1	14.6	28.2	9.4
Average multifamily guaranty book of business(8)	$186,766	$181,301	$186,234	$177,815
Multifamily Fannie Mae MBS issues(9)	$4,437	$4,628	$11,238	$11,745

	As of
	September 30,	December 31,
	2010	2009
	(Dollars in millions)

Multifamily serious delinquency rate	0.65%	0.63%
Multifamily Fannie Mae MBS outstanding(10)	$64,919	$59,852

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, guaranty fee income related to consolidated MBS trusts consists of contractual guaranty fees. In 2009, guaranty fee income consisted of amortization of our guaranty-related assets and liabilities using a prospective level yield method.

(3)	In 2010, income or losses from partnership investments is reported using the equity method of accounting. As a result, net income or losses attributable to noncontrolling interests from partnership investments is not included in income or losses for the Multifamily segment. In 2009, income or losses from partnership investments is reported using either the equity method or consolidation, in accordance with GAAP, with net income or losses attributable to noncontrolling interests included in partnership investments income or losses.

(4)	Consists of the benefit (provision) for loan losses, benefit (provision) for guaranty losses and foreclosed property expense.

(5)	Consists of net interest income, investment gains, other expenses, and administrative expenses.

(6)	Presented in basis points based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business.

(7)	Basis points based on the annualized amount of credit losses divided by the average multifamily guaranty book of business.

(8)	Consists of multifamily mortgage loans held in our mortgage portfolio, multifamily mortgage loans held by consolidated trusts, multifamily Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(9)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Multifamily segment during the period. Includes HFA new issue bond program issuances of $1.0 billion for the nine months ended September 30, 2010. Also includes $9 million and $265 million of new MBS issuances as a result of converting adjustable rate loans to fixed rate loans for the three and nine months ended September 30, 2010, respectively.

(10)	Includes $9.9 billion of Fannie Mae multifamily MBS held in the mortgage portfolio and $1.4 billion of bonds issued by HFAs as of September 30, 2010.

Guaranty Fee Income

Multifamily guaranty fee income increased in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 primarily attributable to higher fees charged on new acquisitions in recent years, which have become an increasingly larger part of our book of business.

Income (Losses) from Partnership Investments

In the fourth quarter of 2009, we reduced the carrying value of our LIHTC investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments, which resulted in a shift to income from partnership investments in the third quarter of 2010 from losses on these investments in the third quarter of 2009 and a decrease in losses from partnership investments in the first nine months of 2010 compared with the first nine months of 2009.

Credit-Related Income (Expenses)

Multifamily credit-related expenses decreased in the third quarter of 2010 compared with the third quarter of 2009 and shifted from credit-related expenses in the first nine months of 2009 to credit-related income in the first nine months of 2010. The benefit for credit losses for the third quarter of 2010 was $7 million compared with a provision of $278 million for the third quarter of 2009 and a benefit of $88 million for the first nine months of 2010 compared to a provision of $1.2 billion for the first nine months of 2009. The shift from a provision in the third quarter and first nine months of 2009 to a benefit in the third quarter and first nine months of 2010 was primarily due to a modest decrease in the allowance for loan losses in 2010, as multifamily credit trends continued to improve, compared to the increase in the allowance for 2009.

Although credit trends improved and our allowance and provision for multifamily credit losses decreased, our multifamily charge-offs and foreclosed property expense remained elevated. Our multifamily net charge-offs and foreclosed property expense increased from $66 million in the third quarter of 2009 to $187 million in the third quarter of 2010 and from $126 million in the first nine months of 2009 to $394 million in the first nine months of 2010. The increase in net charge-offs and foreclosed property expense was driven by increased volumes of multifamily REO acquisitions in the 2010 periods. We expect our multifamily charge-offs will remain at elevated levels through 2011. The increase in the multifamily credit loss ratio between the second quarter of 2010 and the third quarter 2010 was primarily driven by losses associated with a charge-off of a larger balance loan. While we expect multifamily credit losses to remain elevated as we continue through the current economic cycle, we do not believe that the experience with this loan is representative of the overall risk level of our Multifamily business.

Federal Income Taxes

We recognized a provision for income taxes in the first nine months of 2010 resulting from a settlement agreement reached with the IRS with respect to our unrecognized tax benefits for tax years 1999 through 2004. The tax provision recognized in the first nine months of 2009 was attributable to the reversal of previously utilized tax credits because of our ability to carry back to prior years’ net operating losses.

Capital Markets Group Results

Table 21 summarizes the financial results for our Capital Markets group for the third quarter and first nine months of 2010 under the current segment reporting presentation and for the third quarter and first nine months of 2009 under the prior segment reporting presentation. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion on the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion on the derivative instruments that Capital Markets uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivatives Activity,” and “Note 10, Derivative Instruments.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, other-than-temporary impairment, and administrative expenses.

Table 21:  Capital Markets Group Results

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Statement of operations data:(1)
Net interest income(2)	$4,065	$3,701	$10,671	$10,596
Investment gains, net(3)	1,270	778	2,841	898
Net other-than-temporary impairments	(323)	(939)	(696)	(7,345)
Fair value gains (losses), net(4)	436	(1,536)	(119)	(2,173)
Fee and other income	130	91	370	231
Other expenses(5)	(755)	(516)	(1,716)	(1,916)

Income before federal income taxes	4,823	1,579	11,351	291
Benefit (provision) for federal income taxes	7	(34)	28	(6)

Net income attributable to Fannie Mae	$4,830	$1,545	$11,379	$285

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

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

(3)	In 2010, we include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities. In 2009, we excluded the securities of consolidated trusts that we own in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(4)	In 2010, fair value gains or losses on trading securities include the trading securities that we own, regardless of whether the trust has been consolidated. In 2009, MBS trusts that were consolidated were reported as loans and thus any securities we owned issued by these trusts did not have fair value adjustments.

(5)	Includes allocated guaranty fee expense, debt extinguishment losses, net, administrative expenses, and other expenses. In 2010, gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group because purchases of securities are recognized as such. In 2009, gains or losses related to the extinguishment of debt issued by consolidated trusts were included in the Capital Markets group’s results as debt extinguishment gain or loss.

Net Interest Income

The Capital Markets group’s interest income consists of interest on the segment’s interest-earning assets, which differs from interest-earning assets in our condensed consolidated balance sheets. We exclude loans and securities that underlie the consolidated trusts from our Capital Markets group balance sheets. The net interest income reported by the Capital Markets group excludes the interest income earned on assets held by consolidated trusts. As a result, the Capital Markets group reports interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our portfolio, after we stop recognizing interest income in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income for reimbursement from Single-Family and Multifamily for the contractual interest due under the terms of our intracompany guaranty arrangement.

Capital Markets group’s interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group statement of operations is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our condensed consolidated balance sheets. Net interest expense also includes an allocated cost of capital charge among the three business segments.

The Capital Markets group’s net interest income increased in the third quarter and first nine months of 2010 compared with the third quarter and first nine months of 2009 primarily due to a decline in funding costs as we replaced higher cost debt with lower cost debt. Also, Capital Markets’ net interest income and net interest yield benefited from funds we received from Treasury under the senior preferred stock purchase agreement as the cash received was used to reduce our debt and the cost of these funds is included in dividends rather than interest expense.

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value gains (losses), net” and is shown in “Table 9: Fair Value Gains (Losses), Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $673 million in the third quarter of 2010 compared with a $968 million decrease in the third quarter of 2009 and a $2.3 billion decrease in the first nine months of 2010 compared with a $2.7 billion decrease in the first nine months of 2009.

Investment Gains, Net

The increase in investment gains in the third quarter of 2010 compared with the third quarter of 2009 was primarily driven by an increase in gains on securitizations as well as from a significant decline in lower of cost or fair value adjustments on held-for-sale loans as we reclassified almost all of these loans to held-for-investment upon adoption of the new accounting standards. The increase was partially offset by lower gains on sales of available-for-sale securities.

The increase in investment gains in the first nine months of 2010 compared with the first nine months of 2009 was primarily driven by an increase in gains on securitizations partially offset by a significant decline in lower of cost or fair value adjustments on held-for-sale loans.

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

The gains on our trading securities for the segment during the third quarter and first nine months of 2010 were driven by a decrease in interest rates and narrowing of credit spreads on CMBS.

The gains on our trading securities during the third quarter of 2009 were primarily attributable to the narrowing of credit spreads on CMBS, as well as from a decline in interest rates. The gains on our trading securities during the first nine months of 2009 were primarily attributable to the narrowing of credit spreads on CMBS, asset-backed securities, corporate debt securities and agency MBS, partially offset by an increase in interest rates in the first nine months of 2009.

Federal Income Taxes

We recognized an income tax benefit in the first nine months of 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS in the first quarter of 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses recognized in the third quarter and first nine months of 2009.

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

We are restricted by our senior preferred stock purchase agreement with Treasury in the amount of mortgage assets that we may own. Beginning on December 31, 2010 and each year thereafter, we are required to reduce our Capital Markets group’s mortgage portfolio to no more than 90% of the maximum allowable amount we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of mortgage assets we own declines to no more than $250 billion. The maximum allowable amount we may own prior to December 31, 2010 is $900 billion. This cap will decrease to $810 billion on December 31, 2010.

Table 22 summarizes our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance for the third quarter and first nine months of 2010.

Table 22: Capital Markets Group’s Mortgage Portfolio Activity

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
	(Dollars in millions)

Mortgage loans:
Beginning balance	$426,185	$281,162
Purchases	54,136	254,725
Securitizations(1)	(24,052)	(52,218)
Liquidations(2)	(26,436)	(53,836)

Mortgage loans, ending balance	429,833	429,833

Mortgage securities:
Beginning balance	$391,615	$491,566
Purchases(3)	3,677	37,541
Securitizations(1)	24,052	52,218
Sales	(25,598)	(140,986)
Liquidations(2)	(20,728)	(67,321)

Mortgage securities, ending balance	373,018	373,018

Total Capital Markets mortgage portfolio, ending balance	$802,851	$802,851

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under the new accounting standards on the transfers of financial assets.

(2)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

The Capital Markets group’s mortgage portfolio activity for the first nine months of 2010 has been impacted by an increase in purchases of delinquent loans from single-family MBS trusts. Under our MBS trust documents, we have the option to purchase from MBS trusts loans that are delinquent as to four or more consecutive monthly payments. We purchased approximately 996,000 delinquent loans with an unpaid principal balance of approximately $195 billion from our single-family MBS trusts in the first nine months of 2010. The substantial majority of these delinquent loan purchases were completed in the first half of 2010.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of September 30, 2010, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was approximately $8 billion. In October 2010, we purchased approximately 41,000 delinquent loans with an unpaid principal balance of $7.3 billion from our single-family MBS trusts.

Table 23 shows the composition of the Capital Markets group’s mortgage portfolio based on unpaid principal balance as of September 30, 2010 and as of January 1, 2010, immediately after we adopted the new accounting standards.

Table 23:  Capital Markets Group’s Mortgage Portfolio Composition

	As of
	September 30,	January 1,
	2010	2010
	(Dollars in millions)

Capital Markets Group’s mortgage loans:
Single-family loans
Government insured or guaranteed	$51,727	$51,395
Conventional:
Long-term, fixed-rate	226,324	94,236
Intermediate-term, fixed-rate	11,438	8,418
Adjustable-rate	34,881	18,493

Total single-family conventional	272,643	121,147

Total single-family loans	324,370	172,542

Multifamily loans
Government insured or guaranteed	457	521
Conventional:
Long-term, fixed-rate	4,843	4,941
Intermediate-term, fixed-rate	79,073	81,610
Adjustable-rate	21,090	21,548

Total multifamily conventional	105,006	108,099

Total multifamily loans	105,463	108,620

Total Capital Markets Group’s mortgage loans(1)	429,833	281,162

Capital Markets Group’s mortgage-related securities:
Fannie Mae	268,208	358,495
Freddie Mac	19,012	41,390
Ginnie Mae	1,169	1,255
Alt-A private-label securities	22,960	25,133
Subprime private-label securities	18,438	20,001
CMBS	25,363	25,703
Mortgage revenue bonds	13,136	14,448
Other mortgage-related securities	4,732	5,141

Total Capital Markets Group’s mortgage-related securities(2)	373,018	491,566

Total Capital Markets Group’s mortgage portfolio	$802,851	$772,728

(1)	The total unpaid principal balance of nonperforming loans in the Capital Markets Group’s mortgage loans was $219.9 billion as of September 30, 2010.

(2)	The fair value of these mortgage-related securities was $378.6 billion as of September 30, 2010.

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

Table 24 presents a summary of our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, as well as the impact of the transition to the new accounting standards on January 1, 2010. Following the table is a discussion of material changes in the major components of our assets, liabilities and deficit from January 1, 2010 to September 30, 2010.

Table 24:  Summary of Condensed Consolidated Balance Sheets

	As of			Variance
	September 30,	January 1,	December 31,	January 1 to	December 31, 2009 to
	2010	2010	2009	September 30, 2010	January 1, 2010
			(Dollars in millions)

Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$31,388	$60,161	$60,496	$(28,773)	$(335)
Restricted cash	59,764	48,653	3,070	11,111	45,583
Investments in securities(1)	171,644	161,088	349,667	10,556	(188,579)
Mortgage loans	2,970,571	2,985,445	404,486	(14,874)	2,580,959
Allowance for loan losses	(59,740)	(53,501)	(9,925)	(6,239)	(43,576)

Mortgage loans, net of allowance for loan losses	2,910,831	2,931,944	394,561	(21,113)	2,537,383
Other assets(2)	55,995	44,389	61,347	11,606	(16,958)

Total assets	$3,229,622	$3,246,235	$869,141	$(16,613)	$2,377,094

Liabilities and equity (deficit)
Debt(3)	$3,203,647	$3,223,054	$774,554	$(19,407)	$2,448,500
Other liabilities(4)	28,422	35,164	109,868	(6,742)	(74,704)

Total liabilities	3,232,069	3,258,218	884,422	(26,149)	2,373,796

Senior preferred stock	86,100	60,900	60,900	25,200	—
Other equity (deficit)(5)	(88,547)	(72,883)	(76,181)	(15,664)	3,298

Total stockholders’ equity (deficit)	(2,447)	(11,983)	(15,281)	9,536	3,298

Total liabilities and stockholders’ deficit	$3,229,622	$3,246,235	$869,141	$(16,613)	$2,377,094

(1)	Includes $45.4 billion as of September 30, 2010 and $8.9 billion as of January 1, 2010 and December 31, 2009 of non-mortgage-related securities that are included in our other investments portfolio in “Table 25: Cash and Other Investments Portfolio.”

(2)	Consists of: advances to lenders; accrued interest receivable, net; acquired property, net; derivative assets, at fair value; guaranty assets; deferred tax assets, net; partnership investments; servicer and MBS trust receivable and other assets.

(3)	Consists of: federal funds purchased and securities sold under agreements to repurchase; short-term debt; and long-term debt.

(4)	Consists of: accrued interest payable; derivative liabilities; reserve for guaranty losses; guaranty obligations; partnership liabilities; servicer and MBS trust payable; and other liabilities.

(5)	Consists of: preferred stock; common stock; additional paid-in capital; retained earnings (accumulated deficit); accumulated other comprehensive loss; treasury stock; and noncontrolling interest.

Cash and Other Investments Portfolio

Table 25 provides information on the composition of our cash and other investments portfolio for the periods indicated.

Table 25:  Cash and Other Investments Portfolio

	As of
	September 30,	January 1,
	2010	2010
	(Dollars in millions)

Cash and cash equivalents(1)	$11,382	$6,793
Federal funds sold and securities purchased under agreements to resell or similar arrangements	20,006	53,368
Non-mortgage-related securities:
U.S. Treasury securities	38,775	3
Asset-backed securities(2)	6,638	8,515
Corporate debt securities	—	364

Total non-mortgage-related securities	45,413	8,882

Total cash and other investments	$76,801	$69,043

(1)	Includes $6.0 billion of U.S. Treasury securities as of September 30, 2010, with a maturity at the date of acquisition of three months or less.

(2)	Includes securities primarily backed by credit cards loans, student loans and automobile loans.

Our total cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and non-mortgage investment securities. Our cash and other investments portfolio increased as of September 30, 2010 compared with January 1, 2010 primarily because of our efforts to improve our liquidity position, including investing in higher quality and more liquid investments. In addition, under direction from FHFA, in the first quarter of 2010 we began diversifying our cash and other investments portfolio to include U.S. Treasury securities. Our liquidity risk management policy mandates that U.S. Treasury securities comprise an amount greater than or equal to 50% of the average of the previous three month-end balances of our cash and other investments portfolio (as adjusted in agreement with FHFA). For additional information on our liquidity management policies, see “Liquidity and Capital Management—Liquidity Management—Liquidity Risk Management Practices.”

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are reported at fair value. See “Note 6, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of September 30, 2010.

Investments in Agency Mortgage-Related Securities

Our investments in agency mortgage-related securities consist of securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Investments in agency mortgage securities declined to $56.1 billion as of September 30, 2010 compared with $83.7 billion as of January 1, 2010. The decline was primarily due to settlement of sales commitments related to dollar roll transactions.

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, such as sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $41.8 billion as of September 30, 2010, of which $31.6 billion was rated below investment grade. Table 26 presents the fair value of our investments in Alt-A and subprime private-label securities and an analysis of the cumulative losses on these investments as of September 30, 2010. As of September 30, 2010, we had realized actual cumulative principal cash shortfalls of approximately 1% of the total cumulative credit losses reported in this table and reflected in our condensed consolidated financial statements.

Table 26:  Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of September 30, 2010
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses(1)	Component(2)	Component(3)
	(Dollars in millions)

Trading securities:(4)
Alt-A private-label securities	$3,161	$1,671	$(1,440)	$(277)	$(1,163)
Subprime private-label securities	2,819	1,591	(1,228)	(320)	(908)

Total	$5,980	$3,262	$(2,668)	$(597)	$(2,071)

Available-for-sale securities:(5)
Alt-A private-label securities	$19,799	$14,088	$(5,884)	$(2,356)	$(3,528)
Subprime private-label securities	15,997	9,940	(6,098)	(1,701)	(4,397)

Total	$35,796	$24,028	$(11,982)	$(4,057)	$(7,925)

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

(2)	Represents the estimated portion of the total cumulative losses that is noncredit-related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(3)	For securities classified as trading, amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available-for-sale, amounts reflect the portion of other-than-temporary impairment losses net of accretion that are recognized in earnings in accordance with the accounting standards for other-than-temporary impairments.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio as Fannie Mae securities.

(5)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities. Although the wrap transaction is supported by financial guarantees that cover all of our credit risk, we have not included the benefit of these financial guarantees in determining the credit component balance in this table.

Table 27 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and First American CoreLogic, LoanPerformance (“First American CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of September 30, 2010. Based on the stressed condition of some of our financial guarantors, we believe some of these counterparties will not fully meet their obligation to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 27:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of September 30, 2010
	Unpaid Principal Balance						Monoline
		Available-			Average	Average	Financial
		for-		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
	(Dollars in millions)

Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$533	$—	32.7%	47.1%	19.5%	$—
2005	—	1,427	—	43.2	56.9	44.6	277
2006	—	1,417	—	46.7	61.6	35.1	164
2007	2,201	—	—	45.2	59.5	60.6	801
Other Alt-A mortgage loans:
2004 and prior	—	7,184	—	9.6	50.2	12.3	15
2005	96	4,572	142	24.0	53.6	7.9	—
2006	69	4,533	—	31.0	55.2	3.1	—
2007	795	—	206	45.3	64.9	35.0	330
2008(8)	—	133	—				—

Total Alt-A mortgage loans:	3,161	19,799	348				1,587

Subprime mortgage loans:
2004 and prior(9)	—	2,266	706	24.2	72.6	59.7	703
2005(8)	—	216	1,576	44.5	77.1	58.1	229
2006	—	12,841	—	50.0	73.8	20.9	52
2007	2,819	674	5,959	47.7	72.1	24.4	185

Total subprime mortgage loans:	2,819	15,997	8,241				1,169

Total Alt-A and subprime mortgage loans:	$5,980	$35,796	$8,589				$2,756

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflects information from September 2010 remittances for August 2010 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from First American CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The First American CoreLogic severity data reflects information from September 2010 remittances for August 2010 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

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

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $132 million for the 2008 vintage of other Alt-A loans and $27 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities. Although the wrap transaction is supported by financial guarantees that cover all of our credit risk, we have not included the amount of these financial guarantees in the consolidated securities in this table.

Mortgage Loans

The mortgage loans reported in our condensed consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either held for sale or held for investment. Mortgage loans decreased from January 1, 2010 to September 30, 2010 as scheduled principal paydowns and prepayments were greater than the principal balance of the loans securitized through our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 4, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Segment Results—Capital Markets Group Results.”

Debt Instruments

The debt reported in our condensed consolidated balance sheets consists of two categories of debt, which we refer to as “debt of Fannie Mae” and “debt of consolidated trusts.” Debt of Fannie Mae, which consists of short-term debt, long-term debt and federal funds purchased and securities sold under agreements to repurchase, is the primary means of funding our mortgage investments. Debt of consolidated trusts represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our condensed consolidated balance sheets. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt as of September 30, 2010 and December 31, 2009 in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 9, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

The decrease in debt of consolidated trusts from January 1, 2010 to September 30, 2010 was primarily driven by the purchase of delinquent loans from MBS trusts as purchasing these loans from MBS trusts for our portfolio results in the extinguishment of the associated consolidated trust debt.

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

Our derivative assets and liabilities consist of these risk management derivatives and our mortgage commitments. We refer to the difference between the derivative assets and derivative liabilities recorded in our condensed consolidated balance sheets as our net derivative asset or liability. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amounts as of September 30, 2010 and December 31, 2009 in “Note 10, Derivative Instruments.” Table 28 provides an analysis of the factors driving the change from December 31,

2009 to September 30, 2010 in the estimated fair value of our net derivative liability related to our risk management derivatives recorded in our condensed consolidated balance sheets.

Table 28:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net

For the Nine
Months Ended
September 30, 2010
(Dollars in millions)

Net risk management derivative liability as of December 31, 2009	$(340)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(1)	(1,743)
Fair value at date of termination of contracts settled during the period(2)	3,374
Net collateral received	(1,483)
Periodic net cash contractual interest payments(3)	1,562

Total cash payments	1,710

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(2,264)
Net change in fair value during the period	342

Risk management derivatives fair value losses, net	(1,922)

Net risk management derivative liability as of September 30, 2010	$(552)

(1)	Cash receipts from sale of derivative option contracts increase the derivative liability recorded in our condensed consolidated balance sheets. Cash payments made to purchase derivative option contracts (purchased option premiums) increase the derivative asset recorded in our condensed consolidated balance sheets.

(2)	Cash payments made to terminate derivative contracts reduce the derivative liability recorded in our condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(3)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value gains (losses), net in our condensed consolidated statements of operations. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability.

For additional information on our derivative instruments see “Note 10, Derivative Instruments.”

Stockholders’ Deficit

Our net deficit decreased as of September 30, 2010 compared with December 31, 2009. See Table 29 in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for details of the change in our net deficit.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.

Table 29 summarizes changes in our stockholders’ deficit reported in our GAAP condensed consolidated balance sheets and in the fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the nine months ended September 30, 2010. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 16, Fair Value.”

Table 29:	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the
Nine Months Ended
September 30, 2010
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2009	$(15,372)
Impact of new accounting standards on Fannie Mae stockholders’ deficit as of January 1, 2010(1)	3,312

Fannie Mae stockholders’ deficit as of January 1, 2010(2)	(12,060)
Net loss attributable to Fannie Mae	(14,087)
Changes in net unrealized losses on available-for-sale securities, net of tax	3,507
Reclassification adjustment for other-than-temporary impairments recognized in net loss, net of tax	460
Capital transactions:(3)
Funds received from Treasury under the senior preferred stock purchase agreement	25,200
Senior preferred stock dividends	(5,554)

Capital transactions, net	19,646
Other equity transactions	7

Fannie Mae stockholders’ deficit as of September 30, 2010(2)	$(2,527)

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2009	$(98,792)
Impact of new accounting standards on Fannie Mae estimated fair value of net assets as of January 1, 2010(1)	(52,302)

Estimated fair value of net assets as of January 1, 2010	(151,094)
Capital transactions, net	19,646
Change in estimated fair value of net assets(4)	602

Increase in estimated fair value of net assets, net	20,248

Estimated fair value of net assets as of September 30, 2010	$(130,846)

(1)	Reflects our adoption of the new accounting standards for transfers of financial assets and consolidation of variable interest entities.

(2)	Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, is comprised of “Total Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

(3)	Represents capital transactions, which are reflected in our condensed consolidated statements of changes in equity (deficit).

(4)	Excludes cumulative effect of our adoption of the new accounting standards and capital transactions.

The $602 million increase in the fair value of our net assets during the first nine months of 2010, excluding the cumulative effect of our January 1, 2010 adoption of the new accounting standards and capital transactions, was attributable to:

•	An increase in the fair value of the net portfolio attributable to the positive impact of changes in the spread between mortgage assets and associated debt and derivatives offset by,

•	A net decrease in fair value due to credit-related items principally related to a general increase in estimated severity rates based on recent experience, particularly for loans with a high mark-to-market LTV ratio, as well as increased default estimates for loans with higher risk profiles. This was offset in part by a decline in the level of interest rates, which shortened the expected life of the guaranty book of business and reduced expected losses.

The decline in the fair value of net assets due to the new accounting standards was primarily associated with recording delinquent loans underlying consolidated MBS trusts and eliminating our net guaranty obligations related to MBS trusts that were consolidated on January 1, 2010. The fair value of our guaranty obligations is a measure of the credit risk related to mortgage loans underlying Fannie Mae MBS that we assume through our guaranty. With consolidation of MBS trusts and the elimination of our guaranty obligation, we ceased valuing our credit risk associated with delinquent loans in consolidated MBS trusts using our guaranty obligation models and began valuing those delinquent loans based on nonperforming loan prices.

Since market participant assumptions inherent in the pricing for nonperforming loans differ from assumptions we use in estimating the fair value of our guaranty obligations, most significantly expected returns and liquidity discounts, consolidation of MBS trusts directly impacted the fair value of our net assets. Market prices for nonperforming loans are reflective of highly negotiated transactions in a principal-to-principal market that often involve loan-level due diligence prior to completion of a transaction. Many of these transactions involve sellers who previously acquired the loans in distressed transactions and buyers who demand significant return opportunities.

We intend to maximize the value of nonperforming loans over time, utilizing loan modification, foreclosure, repurchases and other preferable loss mitigation actions (for example, preforeclosure sales) that to date have resulted in per loan net recoveries materially higher than those that would have been available had they been sold in the nonperforming loan market. By following our loss mitigation strategies, rather than selling our nonperforming loans at the current estimated market price, we estimate, based on our proprietary credit valuation models, that we could realize approximately $50 billion more than the fair value of our nonperforming loans reported in our non-GAAP consolidated fair value balance sheet as of September 30, 2010. Nonperforming loans in this fair value balance sheet disclosure include loans that are delinquent by one or more payments. Key inputs and assumptions used in our credit valuation models included the amount of estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs and estimated administrative and other costs related to our guaranty.

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

In addition, the fair value of our net assets attributable to common stockholders presented in our fair value balance sheet does not represent an estimate of the value we expect to realize from operating the company nor what we expect to draw from Treasury under the terms of our senior preferred stock purchase agreement, primarily because:

•	The estimated fair value of our credit exposures significantly exceeds our projected credit losses as fair value takes into account certain assumptions about liquidity and required rates of return that a market participant may demand in assuming a credit obligation. Because we do not intend to have another party assume the credit risk inherent in our book of business, and therefore would not be obligated to pay a market premium for its assumption, we do not expect the current market premium portion of our current estimate of fair value to impact future Treasury draws;

•	The fair value balance sheet does not reflect amounts we expect to draw in the future to pay dividends on the senior preferred stock; and

•	The fair value of our net assets reflects a point in time estimate of the fair value of our existing assets and liabilities, and does not incorporate the value associated with new business that may be added in the future.

The fair value of our net assets is not a measure defined within GAAP and may not be comparable to similarly titled measures reported by other companies.

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

We present our non-GAAP fair value balance sheets in Table 30. Credit risk is managed by our guaranty business and is computed for intracompany allocation purposes. By computing this intracompany allocation, we reflect the value associated with credit risk, which is managed by our guaranty business, versus the interest rate risk, which is measured by our Capital Markets group. As a result of our adoption of the new accounting standards, we shifted from presenting the fair value of mortgage loans separately from the fair value of net guaranty obligations of MBS trusts as of December 31, 2009 to presenting consolidated mortgage loans, net of the fair value of guaranty assets and obligations as of September 30, 2010. We have not changed our fair value methodologies or our methodology of computing our credit risk for intracompany allocation purposes.

Table 30:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of September 30, 2010				As of December 31, 2009(1)
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(2)	Fair Value		Value	Adjustment(2)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$71,146	$—	$71,146	(3)	$9,882	$—	$9,882	(3)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	20,006	—	20,006	(3)	53,684	(28)	53,656	(3)
Trading securities	69,459	—	69,459	(3)	111,939	—	111,939	(3)
Available-for-sale securities	102,185	—	102,185	(3)	237,728	—	237,728	(3)
Mortgage loans:
Mortgage loans held for sale	923	9	932	(3)	18,462	153	18,615	(3)
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	364,746	(36,151)	328,595	(3)	246,509	(5,209)	241,300	(3)
Of consolidated trusts	2,545,162	66,355 (4)	2,611,517	(3)(5)	129,590	(45)	129,545	(3)(5)

Total mortgage loans	2,910,831	30,213	2,941,044	(6)	394,561	(5,101)	389,460	(6)
Advances to lenders	7,061	(236)	6,825	(3)	5,449	(305)	5,144	(3)
Derivative assets at fair value	955	—	955	(3)	1,474	—	1,474	(3)
Guaranty assets and buy-ups, net	419	387	806	(3)(7)	9,520	5,104	14,624	(3)(7)

Total financial assets	3,182,062	30,364	3,212,426	(3)	824,237	(330)	823,907	(3)
Master servicing assets and credit enhancements	491	3,539	4,030	(7)(8)	651	5,917	6,568	(7)(8)
Other assets	47,069	(251)	46,818	(8)	44,253	373	44,626	(8)

Total assets	$3,229,622	$33,652	$3,263,274		$869,141	$5,960	$875,101

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$185	$—	$185	(3)	$—	$—	$—	(3)
Short-term debt:
Of Fannie Mae	219,166	150	219,316	(3)	200,437	56	200,493	(3)
Of consolidated trusts	5,969	—	5,969	(3)	—	—	—	(3)
Long-term debt:
Of Fannie Mae	592,881 (9)	30,869	623,750	(3)	567,950 (9)	19,473	587,423	(3)
Of consolidated trusts	2,385,446 (9)	128,233 (4)	2,513,679	(3)	6,167 (9)	143	6,310	(3)
Derivative liabilities at fair value	1,641	—	1,641	(3)	1,029	—	1,029	(3)
Guaranty obligations	747	3,134	3,881	(3)	13,996	124,586	138,582	(3)

Total financial liabilities	3,206,035	162,386	3,368,421	(3)	789,579	144,258	933,837	(3)
Other liabilities	26,034	(415)	25,619	(10)	94,843	(54,878)	39,965	(10)

Total liabilities	3,232,069	161,971	3,394,040		884,422	89,380	973,802
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(11)	86,100	—	86,100		60,900	—	60,900
Preferred	20,221	(19,916)	305		20,348	(19,629)	719
Common	(108,848)	(108,403)	(217,251)		(96,620)	(63,791)	(160,411)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(2,527)	$(128,319)	$(130,846)		$(15,372)	$(83,420)	$(98,792)
Noncontrolling interests	80	—	80		91	—	91

Total deficit	(2,447)	(128,319)	(130,766)		(15,281)	(83,420)	(98,701)

Total liabilities and equity (deficit)	$3,229,622	$33,652	$3,263,274		$869,141	$5,960	$875,101

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(3)	We determined the estimated fair value of these financial instruments in accordance with the fair value accounting standard as described in “Note 16, Fair Value.”

(4)	Fair value exceeds the carrying value of consolidated loans and debt of consolidated trusts due to the fact that the loans and debt were consolidated in our GAAP condensed consolidated balance sheet at unpaid principal balance at transition. Also impacting the difference between fair value and carrying value of the consolidated loans is the credit component of the loan. This credit component is reflected in the net guaranty obligation, which is included in the consolidated loan fair value, but was presented as a separate line item in our fair value balance sheet in prior periods.

(5)	Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheet of $707 million as of September 30, 2010. We did not elect to report any mortgage loans at fair value in our consolidated balance sheet as of December 31, 2009.

(6)	Performing loans had a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of September 30, 2010 compared to a fair value of $345.5 billion and an unpaid principal balance of $348.2 billion as of December 31, 2009. Nonperforming loans, which include loans that are delinquent by one or more payments, had a fair value of $178.7 billion and an unpaid principal balance of $301.5 billion as of September 30, 2010 compared to a fair value of $43.9 billion and an unpaid principal balance of $79.8 billion as of December 31, 2009. See “Note 16, Fair Value” for additional information on valuation techniques for performing and non performing loans.

(7)	In our GAAP condensed consolidated balance sheets, we report the guaranty assets as a separate line item. Other guaranty related assets are within the “Other assets” line items and they include buy-ups, master servicing assets and credit enhancements. On a GAAP basis, our guaranty assets totaled $419 million and $8.4 billion as of September 30, 2010 and December 31, 2009, respectively. The associated buy-ups totaled $1 million and $1.2 billion as of September 30, 2010 and December 31, 2009, respectively.

(8)	The line items “Master servicing assets and credit enhancements” and “Other assets” together consist of the assets presented on the following six line items in our GAAP condensed consolidated balance sheets: (a) Total accrued interest receivable, net of allowance; (b) Acquired property, net; (c) Deferred tax assets, net; (d) Partnership investments; (e) Servicer and MBS trust receivable and (f) Other assets. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $47.6 billion and $46.1 billion as of September 30, 2010 and December 31, 2009, respectively. We deduct the carrying value of the buy-ups associated with our guaranty obligation, which totaled $1 million and $1.2 billion as of September 30, 2010 and December 31, 2009, respectively, from “Other assets” reported in our GAAP condensed consolidated balance sheets because buy-ups are a financial instrument that we combine with guaranty assets in our disclosure in “Note 16, Fair Value.” We have estimated the fair value of master servicing assets and credit enhancements based on our fair value methodologies described in Note 16.

(9)	Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $3.3 billion as of September 30, 2010 and December 31, 2009.

(10)	The line item “Other liabilities” consists of the liabilities presented on the following six line items in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable of Fannie Mae; (b) Accrued interest payable of consolidated trusts; (c) Reserve for guaranty losses; (d) Partnership liabilities; (e) Servicer and MBS trust payable; and (f) Other liabilities. The carrying value of these items in our GAAP condensed consolidated balance sheets together totaled $26.0 billion and $94.8 billion as of September 30, 2010 and December 31, 2009, respectively. The GAAP carrying values of these other liabilities generally approximate fair value. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item in our condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets.

(11)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Our business activities require that we maintain adequate liquidity to fund our operations. We have implemented a liquidity policy which is designed to address our liquidity risk. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet these needs while accommodating fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Our Treasury group is responsible for our liquidity and contingency planning strategies. For additional information on our liquidity management, including liquidity governance and contingency planning, see “MD&A—Liquidity and Capital Management” in our 2009 Form 10-K.

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

Fannie Mae Debt Funding Activity

Table 31 summarizes the activity in the debt of Fannie Mae for the periods indicated. This activity includes federal funds purchased and securities sold under agreements to repurchase but excludes the debt of consolidated trusts as well as intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 31:  Activity in Debt of Fannie Mae

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009(3)	2010	2009(3)
	(Dollars in millions)

Issued during the period:
Short-term:(1)
Amount	$102,778	$371,092	$389,709	$1,060,940
Weighted-average interest rate	0.25%	0.16%	0.25%	0.20%
Long-term:
Amount	$138,672	$45,724	$341,526	$238,207
Weighted-average interest rate	1.62%	2.82%	2.04%	2.44%
Total issued:
Amount	$241,450	$416,816	$731,235	$1,299,147
Weighted-average interest rate	1.03%	0.45%	1.08%	0.61%
Paid off during the period:(2)
Short-term:(1)
Amount	$139,706	$390,200	$370,713	$1,152,400
Weighted-average interest rate	0.23%	0.33%	0.23%	0.58%
Long-term:
Amount	$132,407	$57,241	$316,009	$214,345
Weighted-average interest rate	2.91%	3.44%	3.15%	4.25%
Total paid off:
Amount	$272,113	$447,441	$686,722	$1,366,745
Weighted-average interest rate	1.54%	0.73%	1.57%	1.16%

(1)	The amount of short-term debt issued and paid off included $212.8 billion for the third quarter of 2009 and $590.8 billion for the first nine months of 2009 of debt issued and repaid to Fannie Mae MBS trusts. Due to the adoption of the new accounting standards on the transition date, we no longer include debt issued and repaid to Fannie Mae MBS trusts in the activity in debt of Fannie Mae as the substantial majority of these trusts are consolidated.

(2)	Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases.

(3)	For the three and nine months ended September 30, 2009, we revised the weighted-average interest rate on short-term issued, total issued, short-term paid-off and total paid-off debt primarily to reflect weighting based on transaction level data.

Due to the adoption of the new accounting standards, we no longer include debt issued and repaid to Fannie Mae MBS trusts in our short-term debt activity, as the substantial majority of our MBS trusts were consolidated and the underlying assets and debt of these trusts were recognized in our condensed consolidated balance sheets. For the third quarter of 2009, short-term debt activity of Fannie Mae, excluding debt issued and repaid to Fannie Mae MBS trusts, consisted of issuances of $158.0 billion with a weighted-average interest rate of 0.22% and repayments of $177.2 billion with a weighted-average interest rate of 0.58%. For the first nine months of 2009, short-term debt activity of Fannie Mae, excluding debt issued and repaid to Fannie Mae MBS trusts, consisted of issuances of $469.9 billion with a weighted-average interest rate of 0.31% and repayments of $561.4 billion with a weighted-average interest rate of 1.08%.

Excluding debt issued and repaid to Fannie Mae MBS trusts, debt funding activity for the third quarter and first nine months of 2010 increased compared with the third quarter and first nine months of 2009 because we: (1) increased our redemption of debt with higher interest rates and replaced it with issuances of debt with lower interest rates; (2) issued additional debt to fund purchases of delinquent loans from MBS trusts; and (3) issued additional debt to meet our liquidity risk management requirements.

During the first nine months of 2010, we purchased from MBS trusts the substantial majority of delinquent loans that were four or more consecutive monthly payments delinquent. We purchased approximately $195 billion of delinquent loans from single-family MBS trusts in the first nine months of 2010. The substantial majority of these delinquent loan purchases were completed in the first half of 2010. We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement.

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

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” in our 2009 Form 10-K for a discussion of the risks to our business related to our ability to obtain funds for our operations through the issuance of debt securities, the relative cost at which we are able to obtain these funds and our liquidity contingency plans. Also see “Risk Factors” in this report for a discussion of the risks to our business relating to the uncertain future of our company, including legislative proposals regarding our business that could have a material impact on our ability to issue debt or refinance existing debt as it becomes due.

Outstanding Debt

Table 32 provides information as of September 30, 2010 and December 31, 2009 on our outstanding short-term and long-term debt based on its original contractual terms. Our total outstanding debt of Fannie Mae, which consists of federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts, increased to $812.2 billion as of September 30, 2010, from $768.4 billion as of December 31, 2009.

As of September 30, 2010, our outstanding short-term debt, based on its original contractual maturity, increased as a percentage of our total outstanding debt to 27% from 26% as of December 31, 2009. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 3.09% as of September 30, 2010 from 3.71% as of December 31, 2009.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Our debt cap under the senior preferred stock purchase agreement is $1,080 billion in 2010 and will be $972 billion in 2011. As of September 30, 2010, our aggregate indebtedness totaled $830.2 billion, which was $249.8 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt cap reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 32:  Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	September 30, 2010			December 31, 2009
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$185	0.01%	—	$—	—%

Short-term debt:
Fixed-rate:
Discount notes	—	$218,879	0.31%	—	$199,987	0.27%
Foreign exchange discount notes	—	287	2.05	—	300	1.50
Other short-term debt	—	—	—	—	100	0.53

Total fixed-rate		219,166	0.31		200,387	0.27
Floating-rate(2)	—	—	—	—	50	0.02

Total short-term debt of Fannie Mae(3)		219,166	0.31		200,437	0.27
Debt of consolidated trusts	—	5,969	0.23	—	—	—

Total short-term debt		$225,135	0.31%		$200,437	0.27%

Long-term debt:
Senior fixed:
Benchmark notes and bonds	2010 - 2030	$291,414	3.49%	2010 - 2030	$279,945	4.10%
Medium-term notes	2010 - 2020	199,288	2.44	2010 - 2019	171,207	2.97
Foreign exchange notes and bonds	2017 - 2028	1,154	6.02	2010 - 2028	1,239	5.64
Other long-term debt(2)	2010 - 2040	41,528	5.65	2010 - 2039	62,783	5.80

Total senior fixed		533,384	3.27		515,174	3.94
Senior floating:
Medium-term notes	2010 - 2015	49,070	0.33	2010 - 2014	41,911	0.26
Other long-term debt(2)	2020 - 2037	432	5.34	2020 - 2037	1,041	4.12

Total senior floating		49,502	0.37		42,952	0.34
Subordinated fixed-rate:
Qualifying subordinated(4)	2011 - 2014	7,392	5.47	2011 - 2014	7,391	5.47
Subordinated debentures	2019	2,603	9.91	2019	2,433	9.89

Total subordinated fixed-rate		9,995	6.63		9,824	6.57

Total long-term debt of Fannie Mae(5)		592,881	3.09		567,950	3.71
Debt of consolidated trusts	2010 - 2050	2,385,446	4.80	2010 - 2039	6,167	5.63

Total long-term debt		$2,978,327	4.46%		$574,117	3.73%

Outstanding callable debt of Fannie Mae(6)		$221,902	2.79%		$210,181	3.48%

(1)	Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments and debt of consolidated trusts, totaled $828.7 billion as of September 30, 2010 and $784.0 billion as of December 31, 2009.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $232 million as of September 30, 2010 and $129 million as of December 31, 2009.

(4)	Consists of subordinated debt with an interest deferral feature.

(5)	Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $99.3 billion as of September 30, 2010 and $106.5 billion as of December 31, 2009. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $16.4 billion as of September 30, 2010 and $15.6 billion as of December 31, 2009. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $609.1 billion as of September 30, 2010 and $583.4 billion as of December 31, 2009.

(6)	Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 33 presents the maturity profile, as of September 30, 2010, of our outstanding debt maturing within one year, by month, including amounts we have announced that we are calling for redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt of consolidated trusts and federal funds purchased and securities sold under agreements to repurchase, to 39% as of September 30, 2010, compared with 41% as of December 31, 2009. The weighted-average maturity of our outstanding debt that is maturing within one year was 132 days as of September 30, 2010, compared with 103 days as of December 31, 2009.

Table 33:  Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $294 million as of September 30, 2010. Excludes debt of consolidated trusts of $10.8 billion and federal funds purchased and securities sold under agreements to repurchase of $185 million as of September 30, 2010.

Table 34 presents the maturity profile, as of September 30, 2010, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced that we are calling for redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 65 months as of September 30, 2010, compared with approximately 72 months as of December 31, 2009.

Table 34:  Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $16.3 billion as of September 30, 2010. Excludes debt of consolidated trusts of $2.4 trillion as of September 30, 2010.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Liquidity Risk Management Practices

In 2010, under direction from FHFA, we have revised our liquidity management policies and practices. FHFA requires that we:

•	maintain a portfolio of highly liquid securities to cover 30 calendar days of net cash needs, assuming no access to the short- and long-term unsecured debt markets and other assumptions required by FHFA;

•	maintain within our cash and other investments portfolio a daily balance of U.S. Treasury securities that has a redemption amount greater than or equal to 50% of the average of the previous three month-end balances of our cash and other investments portfolio (as adjusted in agreement with FHFA); and

•	maintain a portfolio of unencumbered agency mortgage securities and U.S. Treasury securities with more than one year remaining to maturity with a market value (less a discount and expected prepayments during the year) that meets or exceeds our projected 365-day net cash needs.

As of the date of this filing, we are in compliance with the 30 calendar day liquidity and U.S. Treasury securities requirements but we are not yet in compliance with the 365 day liquidity requirement. Management is working with FHFA to address this requirement.

See “Risk Factors” in our 2009 Form 10-K for a description of the risks associated with our liquidity contingency planning. For a discussion of the composition and recent changes in our cash and other investments portfolio, see “Consolidated Balance Sheet Analysis—Cash and Other Investments Portfolio.”

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent on our credit ratings from the major ratings organizations. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. There have been no changes in our credit ratings from December 31, 2009 to October 31, 2010. Table 35 presents the credit ratings issued by each of these rating agencies as of October 31, 2010.

Table 35:  Fannie Mae Credit Ratings

As of October 31, 2010
	Standard & Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable (for Long Term Senior Debt and Subordinated Debt)	Stable (for all ratings)	Stable (for AAA rated Long Term Issuer Default Rating)

Cash Flows

Nine Months Ended September 30, 2010.  Cash and cash equivalents of $11.4 billion as of September 30, 2010 increased by $4.6 billion from December 31, 2009. Net cash generated from investing activities totaled $374.4 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were partially offset by net cash outflows used in operating activities of $35.8 billion resulting primarily from purchases of trading securities. The net cash used in financing activities of $334.0 billion was primarily attributable to a significant amount of short-term and long-term debt redemptions in excess of proceeds received from the issuance of short-term and long-term debt.

Nine Months Ended September 30, 2009.  Cash and cash equivalents of $15.4 billion as of September 30, 2009 decreased by $2.6 billion from December 31, 2008. Net cash generated from investing activities totaled $103.1 billion, resulting primarily from proceeds received from the sale of available-for-sale securities. These net cash inflows were partially offset by net cash outflows used in operating activities of $78.5 billion, largely attributable to our purchases of loans held-for-sale due to a significant increase in whole loan conduit activity, and net cash outflows used in financing activities of $27.1 billion. The net cash used in financing activities was attributable to the redemption of a significant amount of short-term debt, which was partially offset by the issuance of long-term debt in excess of amounts redeemed and the funds received from Treasury under the senior preferred stock purchase agreement.

Capital Management

Regulatory Capital

FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit minimum capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting on our critical capital, risk-based capital or subordinated debt levels during the conservatorship. For information on our minimum capital requirements see “Note 14, Regulatory Capital Requirements.”

Senior Preferred Stock Purchase Agreement

As a result of the covenants under the senior preferred stock purchase agreement and Treasury’s ownership of a warrant to purchase up to 79.9% of the total shares of our common stock outstanding, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement.

We have received a total of $85.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2010. These funds allowed us to eliminate our net worth deficits as of the end of each of the seven prior quarters. In November 2010, the Acting Director of FHFA submitted a request for $2.5 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of September 30, 2010, and requested receipt of those funds on or prior to December 31, 2010. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $88.6 billion. Due to the continued weakness in the housing and mortgage markets and our dividend obligation under the senior preferred stock purchase agreement, we continue to expect to have a net worth deficit in future periods, and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. Treasury’s maximum funding commitment to us prior to a December 2009 amendment of the senior preferred stock purchase agreement was $200 billion. The amendment to the agreement stipulates that the cap on Treasury’s funding commitment to us under the senior preferred stock purchase agreement will increase as necessary to accommodate any net worth deficits for calendar quarters in 2010 through 2012. For any net worth deficits as of December 31, 2012, Treasury’s remaining funding commitment will be $124.8 billion ($200 billion less $75.2 billion cumulatively drawn through March 31, 2010) less the smaller of either (a) our positive net worth as of December 31, 2012 or (b) our cumulative draws from Treasury for the calendar quarters in 2010 through 2012.

Dividends

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. Treasury is the current holder of our senior preferred stock. As conservator and under our charter, FHFA has authority to declare and approve dividends on the senior preferred stock. If at any time we do not pay cash dividends on the senior preferred stock when they are due, then immediately following the period we did not pay dividends and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends on the senior preferred stock that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock.

Our third quarter dividend of $2.1 billion was declared by the conservator and paid by us on September 30, 2010. Upon receipt of additional funds from Treasury in December 2010, which FHFA requested on our behalf in November 2010, the annualized dividend on the senior preferred stock will be $8.9 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

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

Table 36 presents the amounts of both our on- and off-balance sheet Fannie Mae MBS and other guaranty arrangements as of September 30, 2010 and December 31, 2009.

Table 36:  On- and Off-Balance Sheet MBS and Other Guaranty Arrangements

	As of
	September 30, 2010	December 31, 2009
	(Dollars in millions)

Fannie Mae MBS and other guarantees outstanding(1)	$2,673,162	$2,828,513
Less: Consolidated Fannie Mae MBS(2)	(2,613,280)	(147,855)
Less: Fannie Mae MBS held in portfolio(3)	(8,521)	(220,245)

Unconsolidated Fannie Mae MBS and other guarantees	$51,361	$2,460,413

(1)	Includes unpaid principal balance of other guarantees of $30.3 billion as of September 30, 2010 and $27.6 billion as of December 31, 2009.

(2)	Includes amounts held by third parties and Fannie Mae.

(3)	Amounts represent unpaid principal balance and are recorded in “Investments in Securities” in our condensed consolidated balance sheets.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $51.4 billion as of September 30, 2010 and $2.5 trillion as of December 31, 2009.

For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”

Through assistance to state and local housing finance agencies (“HFAs”) and pursuant to the temporary credit and liquidity facilities programs that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the

HFAs. Our outstanding commitments under the temporary credit and liquidity facilities program totaled $3.6 billion as of September 30, 2010 and $870 million as of December 31, 2009.

Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $18.0 billion as of September 30, 2010 and $15.5 billion as of December 31, 2009. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds (exclusive of $3.6 billion as of September 30, 2010 and $870 million as of December 31, 2009, of our outstanding commitments under the HFA temporary credit and liquidity facilities program, for which we are not required to hold excess cash).

As of both September 30, 2010 and December 31, 2009, there were no liquidity guarantee advances outstanding.

RISK MANAGEMENT

Our business activities expose us to the following four, often overlapping, major categories of risk: credit risk, market risk (including interest rate and liquidity risk), operational risk and model risk. We seek to manage these risks and mitigate our losses by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities. We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. In this section we provide an update on our management of our major risk categories. For a more complete discussion of the risks we face and how we manage credit risk, market risk, operational risk and model risk, please see “MD&A—Risk Management” in our 2009 Form 10-K and “Risk Factors” in our 2009 Form 10-K and in this report.

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

Mortgage Credit Book of Business

Table 37 displays the composition of our entire mortgage credit book of business as of the periods indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of both September 30, 2010 and December 31, 2009. As a result of our adoption of the new accounting standards, we reflect a substantial majority of our Fannie Mae MBS as mortgage loans, which are reported on an actual unpaid principal balance basis and includes the recognition of unscheduled payments made by borrowers in the month received. Previously, we recorded these Fannie Mae MBS in our mortgage credit book of business on a scheduled basis, which recognized these payments when we remit payment to the MBS trusts one month after the unscheduled payments were received. As a result of this timing difference, we reduced our mortgage credit book of business upon adoption of the new accounting standards.

The total mortgage credit book of business is not impacted by our repurchase of delinquent loans as this activity is a reclassification from loans of consolidated trusts to loans of Fannie Mae.

Table 37:  Composition of Mortgage Credit Book of Business(1)

	As of September 30, 2010
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
	(Dollars in millions)

Mortgage assets:
Mortgage loans(4)	$2,756,021	$52,600	$167,908	$508	$2,923,929	$53,108
Fannie Mae MBS(5)(7)	6,880	1,639	—	2	6,880	1,641
Agency mortgage-related securities(5)(6)	18,965	1,224	—	—	18,965	1,224
Mortgage revenue bonds(5)	2,355	1,473	7,544	1,765	9,899	3,238
Other mortgage-related securities(5)	44,799	1,692	25,362	16	70,161	1,708

Total mortgage assets	2,829,020	58,628	200,814	2,291	3,029,834	60,919
Unconsolidated Fannie Mae MBS(5)(7)	1,538	17,589	37	1,855	1,575	19,444
Other credit guarantees(8)	10,057	3,183	16,704	398	26,761	3,581

Mortgage credit book of business	$2,840,615	$79,400	$217,555	$4,544	$3,058,170	$83,944

Guaranty book of business	$2,774,496	$75,011	$184,649	$2,763	$2,959,145	$77,774

	As of December 31, 2009
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
	(Dollars in millions)

Mortgage portfolio:
Mortgage loans(4)	$243,730	$52,399	$119,829	$585	$363,559	$52,984
Fannie Mae MBS(5)	218,033	1,816	314	82	218,347	1,898
Agency mortgage-related
securities(5)(6)	41,337	1,309	—	21	41,337	1,330
Mortgage revenue bonds(5)	2,709	2,056	7,734	1,954	10,443	4,010
Other mortgage-related securities(5)	47,825	1,796	25,703	20	73,528	1,816

Total mortgage portfolio	553,634	59,376	153,580	2,662	707,214	62,038
Fannie Mae MBS held by third
parties(5)(7)	2,370,037	15,197	46,628	927	2,416,665	16,124
Other credit guarantees(8)	9,873	802	16,909	40	26,782	842

Mortgage credit book of business	$2,933,544	$75,375	$217,117	$3,629	$3,150,661	$79,004

Guaranty book of business	$2,841,673	$70,214	$183,680	$1,634	$3,025,353	$71,848

(1)	Based on unpaid principal balance.

(2)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(3)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(4)	Includes unscheduled borrower principal payments.

(5)	Excludes unscheduled borrower principal payments.

(6)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(7)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(8)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

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

The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our single-family guaranty book of business for which we have access to detailed loan-level information, which constituted over 99% of our single-family conventional guaranty book of business as of September 30, 2010 and 98% as of December 31, 2009. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. See “Risk Factors” in our 2009 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

Because we believe we have limited credit exposure on our government loans, the single-family credit statistics we focus on and report in the sections below generally relate to our single-family conventional guaranty book of business, which represents the substantial majority of our total single-family guaranty book of business.

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

Single-Family Acquisition and Servicing Policies and Underwriting Standards

We monitor both housing and economic market conditions as well as loan performance, to manage and evaluate our credit risks. During the first half of 2010, we announced several changes to our single-family acquisition policies and underwriting standards that were intended to improve the credit quality of mortgage loans delivered to us, strengthen our servicing policies, continue our corporate focus on sustainable homeownership and further reduce our acquisition of higher-risk conventional loan categories including:

•	Implementation of a Loan Quality Initiative (“LQI”) which is a longer-term strategy that will help mortgage loans meet our credit, eligibility, and pricing standards by capturing critical loan data earlier in the loan delivery process. This initiative is intended to reduce lender repurchase requests in the future through improved data integrity and early feedback on some aspects of policy compliance, thereby reducing investor and lender risks. As part of the LQI, we plan to validate certain borrower and property information and collect additional property and appraisal data prior to or at the time of delivery of the mortgage loan;

•	Updating of our existing quality control standards to require that lenders follow our revised requirements for their quality control plans, reviews and processes, as well as updated requirements for the approval and management of third-party originators. We have also increased our enforcement and monitoring resources to increase lender compliance with these revised standards;

•	Changes to interest-only mortgage loans, including minimum reserve and FICO credit score requirements, lower LTV ratios, and the elimination of interest-only eligibility for certain products, including cash-out refinances, 2- to 4-unit properties and investment properties;

•	Adjustments to the qualifying interest rate requirements for adjustable-rate mortgage loans with an initial term of five years or less to help increase the probability that borrowers are able to absorb future payment increases;

•	Elimination of balloon mortgage loans as an eligible product under our standard business;

•	Continuation of our providing guidance to assist servicers in implementing the eligibility, underwriting and servicing requirements of HAMP. For example, we implemented changes to require full verification of borrower eligibility prior to offering a trial period plan and issued guidance around income verification options;

•	Implementation of FHFA’s Uniform Mortgage Data Program that provides a common approach to collection of the appraisal and loan delivery data required on the loans that lenders sell to Fannie Mae and Freddie Mac;

•	Enhancements to loss mitigation options to provide payment relief for homeowners who have lost their jobs by offering eligible unemployed borrowers a forbearance plan to temporarily reduce or suspend their mortgage payments;

•	Introduction of the Home Affordable Foreclosure Alternatives program that is designed to mitigate the impact of foreclosures on borrowers who were eligible for a loan modification under HAMP but ultimately were unsuccessful in obtaining one;

•	Introduction of servicer requirements for staffing, training and performance monitoring of default-related activities as well as enhanced guidance for call coverage and borrower contact;

•	Adjustment to the minimum waiting period that must elapse after a foreclosure before a borrower without extenuating circumstances is eligible for a new mortgage loan. The adjustment is designed to increase disincentives for borrowers to walk away from their mortgages without working with servicers to pursue alternatives to foreclosure. Borrowers with extenuating circumstances or those who agree to foreclosure alternatives may qualify for new mortgage loans eligible for sale to Fannie Mae in as little as two to three years;

•	Addition of new requirements for financial information verification before borrowers can be offered a loan modification outside of HAMP; and

•	Introduction of a Unique Hardship policy to allow servicers to grant forbearance, and a provision for credit bureau reporting relief, to borrowers who face difficulty maintaining timely payments due to an event or temporary financial hardship that has been classified by us as a unique hardship.

During the third quarter of 2010, we announced additional changes that will become effective in the coming months and include:

•	Launch of EarlyChecktm, a new service offered under the LQI initiative that provides lenders access to loan delivery data checks that are designed to help them identify potential data problems at any point prior to loan delivery;

•	Adjustments to foreclosure time frames and notice of compensatory fees for breach of servicing obligations, which are designed to hold servicers accountable for their servicing requirements and aim to reduce servicer negligence and costly delays in foreclosure proceedings; and

•	Introduction of the Second Lien Modification Program (2MP), which is designed to work in tandem with HAMP for first liens to create a comprehensive solution to help borrowers achieve greater affordability by lowering payments on both first and second lien mortgage loans for borrowers whose second lien loan is owned by Fannie Mae.

•	On October 18, 2010, the Federal Reserve Board released an interim final rule on appraiser independence. Under the Dodd-Frank Act, promulgation of the interim final rule resulted in the termination of the Home Valuation Code of Conduct (“HVCC”). In October 2010, we announced the Appraiser Independence Requirements that we, FHFA and key industry participants developed to replace the HVCC. The Appraiser Independence Requirements maintain the spirit and intent of the HVCC and continue to provide important protections for mortgage investors, home buyers, and the housing market.

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

On July 6, 2010, FHFA directed the GSEs to (1) waive the prohibition against intervening first liens for all homeowners who obtained these energy loans prior to May 5, 2010, and (2) undertake actions to protect our safe and sound operations, which may include adjustment of LTV ratios to reflect the maximum permissible energy loan amount available to borrowers, alteration of loan covenants to require mortgagee approval for such loans, adjustment of debt-to-income ratios to account for additional obligations, and review of mortgages in applicable jurisdictions to ensure compliance with all applicable federal and state lending laws. In response to the FHFA directive, on August 31, 2010, we announced options for borrowers with a PACE loan. In this announcement, we implemented specific requirements for lenders regarding borrowers who obtained PACE loans prior to July 6, 2010. The requirements were intended to address safety and soundness concerns caused by PACE loans originated prior to the issuance of statements by FHFA and other banking regulators.

Issues surrounding PACE programs have given rise to lawsuits against FHFA, us and others seeking declaratory, injunctive and other relief. In addition, legislation has been introduced in Congress that would prohibit us from adopting underwriting standards that are more restrictive than guidelines for PACE programs published by the Department of Energy.

We cannot predict to what extent other jurisdictions will adopt PACE or PACE-like programs, the volume of such energy loans made under such programs nationwide, or their impact on our business. We also cannot predict the outcome of the litigation, or the prospects for enactment, timing or content of federal or state legislative proposals relating to PACE or PACE-like programs.

On September 29, 2010, Congress passed a continuing resolution that, among other things, extended the current GSE loan limits for high cost areas through September 30, 2011. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” in our 2009 Form 10-K for additional information on our loan limits.

For additional discussion of our acquisition policy, underwriting standards and use of mortgage insurance as a form of credit enhancement see “MD&A—Risk Management—Single-Family Mortgage Credit Risk Management” in our 2009 Form 10-K. For a discussion of our aggregate mortgage insurance coverage as of

September 30, 2010 and December 31, 2009, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”

Single-Family Portfolio Diversification and Monitoring

Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing and our eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies.

Table 38 presents our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 38:	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

					Percent of Single-Family
	Percent of Single-Family				Conventional Guaranty
	Conventional Business Volume(2)				Book of Business(3)(4)
	For the		For the		As of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2010	2009	2010	2009	2010	2009

Original LTV ratio:(5)
<= 60%	30%	33%	30%	33%	24%	24%
60.01% to 70%	16	16	15	17	16	16
70.01% to 80%	40	38	39	40	42	42
80.01% to 90%(6)	8	8	9	7	9	9
90.01% to 100%(6)	5	4	5	3	9	9
Greater than 100%(6)	1	1	2	—	*	*

Total	100%	100%	100%	100%	100%	100%

Weighted average	68%	67%	69%	66%	71%	71%
Average loan amount	$218,328	$221,155	$219,551	$217,631	$154,561	$153,302
Estimated mark-to-market LTV ratio:(7)
<= 60%					30%	31%
60.01% to 70%					13	13
70.01% to 80%					20	19
80.01% to 90%					13	14
90.01% to 100%					9	9
Greater than 100%					15	14

Total					100%	100%

Weighted average					75%	75%

					Percent of Single-Family
	Percent of Single-Family				Conventional Guaranty
	Conventional Business Volume(2)				Book of Business(3)(4)
	For the		For the		As of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2010	2009	2010	2009	2010	2009

Product type:
Fixed-rate:(8)
Long-term	72%	82%	72%	84%	75%	75%
Intermediate-term	22	14	21	14	13	13
Interest-only	*	—	*	—	2	3

Total fixed-rate	94	96	93	98	90	91

Adjustable-rate:
Interest-only	1	1	2	1	4	4
Negative-amortizing	—	—	—	—	*	1
Other ARMs	5	3	5	1	6	4

Total adjustable-rate	6	4	7	2	10	9

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	98%	98%	98%	98%	96%	96%
2-4 units	2	2	2	2	4	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	92%	91%	91%	92%	91%	91%
Condo/Co-op	8	9	9	8	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	92%	92%	91%	94%	90%	90%
Second/vacation home	4	5	4	4	4	4
Investor	4	3	5	2	6	6

Total	100%	100%	100%	100%	100%	100%

FICO credit score:
< 620	* %	—%	1%	—%	4%	4%
620 to < 660	2	1	2	2	8	8
660 to < 700	6	7	7	6	15	16
700 to < 740	16	18	17	17	21	22
>= 740	76	74	73	75	52	50
Not available	*	—	*	—	*	*

Total	100%	100%	100%	100%	100%	100%

Weighted average	764	761	760	762	733	730
Loan purpose:
Purchase	27%	22%	26%	18%	34%	36%
Cash-out refinance	19	26	20	29	30	31
Other refinance	54	52	54	53	36	33

Total	100%	100%	100%	100%	100%	100%

					Percent of Single-Family
	Percent of Single-Family				Conventional Guaranty
	Conventional Business Volume(2)				Book of Business(3)(4)
	For the		For the		As of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2010	2009	2010	2009	2010	2009

Geographic concentration:(9)
Midwest	16%	14%	15%	17%	16%	16%
Northeast	19	21	20	19	19	19
Southeast	18	20	18	20	24	24
Southwest	15	14	15	15	15	15
West	32	31	32	29	26	26

Total	100%	100%	100%	100%	100%	100%

Origination year:
<= 2000					2%	2%
2001					1	1
2002					3	4
2003					12	14
2004					7	7
2005					9	10
2006					9	11
2007					13	15
2008					10	13
2009					22	23
2010					12	—

Total					100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of both September 30, 2010 and December 31, 2009. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 3.6% of our single-family conventional guaranty book of business as of September 30, 2010 and 2.4% as of December 31, 2009. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” of our 2009 Form 10-K for additional information on our loan limits.

(5)	The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)	We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under HARP, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have a LTV ratio over 80%.

(7)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(8)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate has maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(9)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary

In 2009, we began to see the effect of actions we took, beginning in 2008, to significantly tighten our underwriting and eligibility standards and change our pricing to promote and provide prudent sustainable homeownership options and stability in the housing market. As a result of these changes and other market conditions, we reduced our acquisition of loans with higher-risk loan attributes. The single-family loans we purchased or guaranteed in the first nine months of 2010 have had a strong credit profile with a weighted average original LTV ratio of 69%, a weighted average FICO credit score of 760, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. Due to the volume of HARP loans, the LTV ratios at origination for our 2010 acquisitions to date are higher than for our 2009 acquisitions. Improvements in the credit profile of our acquisitions since January 1, 2009 reflect changes we made in our pricing and eligibility standards, as well as changes in the eligibility standards of mortgage insurers. Whether our acquisitions for the remainder of 2010 will exhibit the same credit profile as our recent acquisitions depends on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers’ eligibility standards, our future volume of Refi Plus acquisitions, which typically include higher LTV ratios and lower FICO credit scores, and future market conditions. In addition, FHA’s role as the lower-cost option for some consumers, or in some cases the only option, for loans with higher LTV ratios further reduced our acquisition of these types of loans. However, in October 2010, changes to FHA’s pricing structure became effective, which may reduce its cost advantage to some consumers. We expect the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices.

The credit profile of our acquisitions in the first nine months of 2010 was further influenced by a significant percentage of our acquisitions representing refinanced loans, which generally have a strong credit profile because refinancing indicates the borrower’s ability to make their mortgage payment and desire to maintain homeownership. Refinancings represented 74% of our single-family acquisitions in the first nine months of 2010. While refinanced loans have historically tended to perform better than loans used for initial home purchase, HARP loans may not ultimately perform as strongly as traditional refinanced loans because these loans, which relate to non-delinquent Fannie Mae mortgages that were refinanced, may have original LTV ratios of up to 125% and lower FICO credit scores than traditional refinanced loans. Our regulator granted our request for an extension of these flexibilities for loans originated through June 2011. Approximately 10% of our single-family conventional business volume for 2009 consisted of loans with a LTV ratio higher than 80% at the time of purchase. For the first nine months of 2010, these loans accounted for 16% of our single-family business volume.

The prolonged and severe decline in home prices has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business to remain high at 75% as of both September 30, 2010 and December 31, 2009. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 15% as of September 30, 2010, and 14% as of December 31, 2009. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

Our exposure, as discussed in this paragraph, to Alt-A and subprime loans included in our single-family conventional guaranty book of business does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Consolidated Balance Sheet

Analysis—Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of our exposure to private-label mortgage-related securities backed by Alt-A and subprime loans. As a result of our decision to discontinue the purchase of newly originated Alt-A loans, except for those that represent the refinancing of an existing Fannie Mae Alt-A loan, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to decrease over time. We are also not currently acquiring newly originated subprime loans. We have classified loans as Alt-A if the lender that delivered the mortgage loan to us classified the loan as Alt-A based on documentation or other features, or as subprime if the mortgage loan was originated by a lender specializing in subprime business or by subprime divisions of large lenders. We apply these classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A and subprime loans included in our single-family conventional guaranty book of business of $226.6 billion as of September 30, 2010, represented approximately 8.2% of our single-family conventional guaranty book of business.

The outstanding unpaid principal balance of reverse mortgage whole loans included in our mortgage portfolio was $50.8 billion as of September 30, 2010 and $50.2 billion as of December 31, 2009. The majority of these loans are home equity conversion mortgages insured by the federal government through the FHA. Our market share of new reverse mortgage acquisitions was less than 1% in the third quarter of 2010 and 20% in the third quarter of 2009. The decrease in our market share was a result of changes in our pricing strategy and market conditions. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans.

Problem Loan Management

Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to reduce the severity of the losses we incur. We believe that reducing delays and implementing solutions that can be executed in a timely manner increase the likelihood that our problem loan management strategies will be successful in avoiding a default or minimizing severity. If a borrower does not make required payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. We refer to actions taken by servicers with borrowers to resolve the problem of existing or potential delinquent loan payments as “workouts.” Our loan workouts reflect our various types of home retention strategies and foreclosure alternatives.

Our home retention solutions are intended to help borrowers stay in their homes and include loan modifications, repayment plans and forbearances. Because we believe our home retention solutions can be most effective in preventing defaults when completed at an early stage in delinquency, it is important for our servicers to work with borrowers to complete these solutions as early in their delinquency as feasible. If the servicer cannot provide a viable home retention solution for a problem loan, the servicer will seek to offer foreclosure alternatives, primarily preforeclosure sales and deeds-in-lieu of foreclosure. These alternatives reduce the severity of our loss resulting from a borrower’s default while permitting the borrower to avoid going through a foreclosure. However, the existence of a second lien may limit our ability to provide borrowers with loan workout options, including those as part of our foreclosure prevention efforts. When appropriate, we seek to move to foreclosure as expeditiously as possible.

Our mortgage servicers are the primary point of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. We seek to improve the servicing of our delinquent loans through a variety of means, including improving our communications with and training of our servicers, increasing the number of our personnel who manage our servicers, directing servicers to contact borrowers at an earlier stage of delinquency and improve their telephone communications with borrowers, and holding our servicers accountable for following our requirements. We continue to work with some of our servicers to test and implement “high-touch” servicing protocols designed for managing higher-risk loans, which include lower ratios of loans per servicer employee, beginning borrower outreach strategies earlier in the delinquency cycle and establishing a single point of resolution for distressed borrowers. Additionally, we are partnering with our servicers, civic and community leaders and housing industry partners to launch a series of nationwide Mortgage Help Centers that will accelerate the response time for struggling borrowers with loans owned by us. During the first nine months of 2010, we have opened Mortgage Help Centers in Miami, Chicago, and Atlanta that have assisted hundreds of homeowners seeking to avoid foreclosure in those communities.

In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures and provide metrics regarding the performance of our loan workout activities. We generally define single-family problem loans as loans that have been identified as being at imminent risk of payment default; early stage delinquent loans that are either 30 days or 60 days past due; and seriously delinquent loans, which are loans that are three or more monthly payments past due or in the foreclosure process. Unless otherwise noted, single-family delinquency data is calculated based on number of loans. We include single-family conventional loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. Percentage of book outstanding calculations are based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family guaranty book of business for which we have detailed loan-level information.

Problem Loan Statistics

The following table displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) as of the periods indicated.

Table 39:  Delinquency Status of Single-Family Conventional Loans

	As of
	September 30,	December 31,	September 30,
	2010	2009	2009

Delinquency status:
30 to 59 days delinquent	2.40%	2.46%	2.44%
60 to 89 days delinquent	0.91	1.07	1.06
Seriously delinquent	4.56	5.38	4.72
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	65.91%	57.22%	54.51%

As of September 30, 2010, while the number of early stage delinquencies, which are delinquent loans that are less than three monthly payments past due, continues to fluctuate between the 30 and 60 day categories, the total decreased from December 31, 2009. As a result, the potential number of loans at risk of becoming seriously delinquent has diminished. As of September 30, 2010, the percentage and number of our single-family conventional loans that were seriously delinquent decreased, as compared to December 31, 2009 and has decreased every month since February 2010. The decrease in our serious delinquency rate is primarily the result of the home retention workouts and foreclosure alternatives we completed, the higher volume of foreclosures during the first nine months of 2010 and the higher percentage of our single-family guaranty book of business from 2009 and later vintages, which have strong credit characteristics. We expect serious delinquency rates may be affected in the future by home price changes, changes in other macroeconomic conditions, and the extent to which borrowers with modified loans again become delinquent in their payments.

We continue to work with our servicers to reduce delays in determining and executing the appropriate workout solution. However, the continued negative trends in the current economic environment, such as the sustained weakness in the housing market and high unemployment, have continued to adversely affect the serious delinquency rates across our single-family conventional guaranty book of business and the serious delinquency rate remains elevated. Additionally, the period of time that loans are seriously delinquent continues to remain extended as the factors present during 2009 were relatively unchanged during the first nine months of 2010.

Further, as described in “Executive Summary,” we expect the current servicer foreclosure pause will likely result in higher serious delinquency rates.

Table 40 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the periods indicated for single-family conventional loans in our single-family guaranty book of business.

Table 40:  Serious Delinquency Rates

	As of
	September 30, 2010		December 31, 2009		September 30, 2009
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Single-family conventional delinquency rates by geographic region:(1)
Midwest	16%	4.16%	16%	4.97%	16%	4.42%
Northeast	19	4.27	19	4.53	19	3.91
Southeast	24	6.19	24	7.06	24	6.18
Southwest	15	3.19	15	4.19	16	3.71
West	26	4.35	26	5.45	25	4.77

Total single-family conventional loans	100%	4.56%	100%	5.38%	100%	4.72%

Single-family conventional
Credit enhanced	15%	10.66%	18%	13.51%	18%	12.16%
Non-credit enhanced	85	3.45	82	3.67	82	3.09

Total single-family conventional loans	100%	4.56%	100%	5.38%	100%	4.72%

(1)	See footnote 9 to “Table 38: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

Certain states, certain higher-risk loan categories, such as Alt-A loans, subprime loans and loans with higher mark-to-market LTVs, and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and account for a disproportionate share of our credit losses. States in the Midwest have experienced prolonged economic weakness and California, Florida, Arizona and Nevada have experienced the most significant declines in home prices coupled with unemployment rates that remain high.

Table 41 presents the conventional serious delinquency rates and other financial information for our single-family loans with some of these higher-risk characteristics as of the periods indicated. The reported categories are not mutually exclusive. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A loans and certain other higher-risk loan categories.

Table 41:  Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	September 30, 2010				December 31, 2009				September 30, 2009
				Estimated				Estimated				Estimated
				Mark-to-				Mark-to-				Mark-to-
	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market
	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV
	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)
	(Dollars in millions)

States:
Arizona	$71,636	2%	6.39%	104%	$76,073	3%	8.80%	100%	$77,176	3%	7.87%	99%
California	498,462	18	4.28	75	484,923	17	5.73	77	475,072	17	5.06	77
Florida	186,010	7	12.10	104	195,309	7	12.82	100	197,670	7	11.31	99
Nevada	32,195	1	11.24	127	34,657	1	13.00	123	35,177	1	11.16	117
Select Midwest states(2)	294,174	11	4.78	78	304,147	11	5.62	77	307,246	11	4.98	75
All other states	1,684,827	61	3.51	69	1,701,379	61	4.11	69	1,703,495	61	3.58	68
Product type:
Alt-A(3)	219,968	8	13.79	93	248,311	9	15.63	92	258,788	9	13.97	90
Subprime	6,665	*	28.50	100	7,364	*	30.68	97	7,636	*	26.41	95
Vintages:
2006	246,502	9	11.84	101	292,184	11	12.87	97	308,086	11	11.11	95
2007	356,063	13	13.04	100	422,956	15	14.06	96	446,200	16	11.80	95
All other vintages	2,164,739	78	2.64	68	2,081,348	74	3.08	67	2,041,550	73	2.70	66
Estimated mark-to-market LTV ratio:
Greater than 100%	400,998	15	18.57	130	403,443	14	22.09	128	387,087	14	19.89	127
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	21,806	1	21.80	107	23,966	1	27.96	104	24,631	1	25.32	102

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

(3)	For 2009, data for Alt-A loans does not reflect loans we acquired in 2009 upon the refinance of existing Alt-A loans.

Management of Problem Loans and Loan Workout Metrics

We require our single-family servicers to evaluate all problem loans under HAMP first before considering other workout alternatives, unless the borrower is unemployed, in which case the borrower should be considered for forbearance. If it is determined that a borrower is not eligible for a modification under HAMP, our servicers are required to exhaust all other workout alternatives before proceeding to foreclosure. We continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes.

During 2009 and continuing through the first nine months of 2010, the prolonged economic stress and high levels of unemployment hindered the efforts of many delinquent borrowers to bring their loans current. Accordingly, borrowers have become increasingly in need of a workout solution prior to the resolution of the hardships that are causing their mortgage delinquency. As a result, we completed more loan modifications during the first nine months of 2010 that are concentrated on lowering or deferring the borrowers’ monthly mortgage payments for a predetermined period of time to allow borrowers to work through their hardships. Table 42 provides statistics on our single-family loan workouts, by type, for the periods indicated. These statistics include loan modifications completed under HAMP but do not include trial modifications under HAMP or repayment and forbearance plans that have been initiated but not completed.

Table 42:  Statistics on Single-Family Loan Workouts

	For the		For the		For the
	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2010		December 31, 2009		September 30, 2009
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications	$66,206	321,814	$18,702	98,575	$10,614	56,816
Repayment plans and forbearances completed	3,258	23,606	2,930	22,948	2,218	17,595
HomeSaver Advance first-lien loans	661	5,165	6,057	39,199	5,680	36,440

	$70,125	350,585	$27,689	160,722	$18,512	110,851

Foreclosure alternatives:
Preforeclosure sales	$12,775	55,788	$8,457	36,968	$5,552	24,162
Deeds-in-lieu of foreclosure	732	3,971	491	2,649	372	1,996

	$13,507	59,759	$8,948	39,617	$5,924	26,158

Total loan workouts	$83,632	410,344	$36,637	200,339	$24,436	137,009

Loan workouts as a percentage of single-family guaranty book of business(1)	3.91%	3.05%	1.26%	1.10%	1.12%	0.99%

(1)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.

We increased the level of workout volume during the first nine months of 2010 compared with the first nine months of 2009, through workouts initiated through our home retention and foreclosure prevention efforts. Loan modification volume was over five times larger in the first nine months of 2010 than the volumes in the first nine months of 2009 and more than triple the volume for the full year 2009, as the number of borrowers who were experiencing financial difficulty increased and a significant number of trial modifications were completed and became permanent HAMP modifications. HomeSaver Advance workout volume substantially declined in the first nine months of 2010. HomeSaver Advances were only used in limited circumstances as a result of more borrowers facing permanent hardships as well as our requirement that all potential loan workouts first be evaluated under HAMP before being considered for other alternatives. We also agreed to an increasing number of preforeclosure sales and accepted a higher number of deeds-in-lieu of foreclosure during the first nine months of 2010 as these are favorable solutions for a growing number of borrowers who were adversely affected by the weak economy. We expect the volume of our foreclosure alternatives to remain high for the remainder of 2010.

Because we did not begin implementing HAMP until March 2009, the vast majority of workouts and loan modifications performed during the first nine months of 2009 were not made under HAMP; during the first nine months of 2010, slightly less than half of our loan modifications were completed under HAMP. During the first nine months of 2010, we initiated approximately 135,000 trial modifications under HAMP, along with other types of loan modifications, repayment plans and forbearance. It is difficult to predict how many of these trial modifications and initiated plans will be completed.

We remain focused on our goals to minimize our credit losses and help borrowers keep their homes and we expect to continue to look for additional solutions to help borrowers stay in their homes and avoid foreclosure. However, in those instances where borrowers are unable to stay in their homes, we expect to increase the use of foreclosure alternatives. Also during the first nine months of 2010, we began offering an Alternative Modificationtm option for Fannie Mae borrowers who were believed to be eligible for and accepted a HAMP trial modification plan, made their required payments during their trial period, but were subsequently denied a permanent modification because they were unable to demonstrate compliance with the eligibility requirements for a permanent modification under HAMP. In many cases, these borrowers initially qualified for a HAMP trial modification based on verbal information and, upon verification of their income, it was discovered that their income was either too high or too low relative to their monthly mortgage payment for them to meet the program’s requirements. Alternative Modifications are available only for borrowers who were in a HAMP trial modification that was initiated by March 1, 2010.

Table 43 displays the profile of loan modifications (HAMP and non-HAMP) provided to borrowers during the first nine months of 2010, the first, second, and third quarters of 2010 and during 2009.

Table 43:  Loan Modification Profile

	2010				Full Year
	Q3 YTD	Q3	Q2	Q1	2009

Term extension, interest rate reduction, or combination of both(1)	93%	95%	95%	90%	93%
Initial reduction in monthly payment(2)	91	92	93	89	87
Estimated mark-to-market LTV ratio > 100%	53	52	53	54	47
Troubled debt restructurings	94	92	96	96	92

(1)	Reported statistics for term extension, interest rate reduction or the combination include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

The vast majority of our loan modifications during 2009 and the first nine months of 2010 were designed to help distressed borrowers by reducing the borrower’s monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both.

A significant portion of our modifications pertain to loans with a mark-to-market LTV ratio greater than 100% because these borrowers are typically unable to refinance their mortgages or sell their homes for a price that allows them to pay off their mortgage obligation as their mortgages are greater than the value of their homes. Additionally, the serious delinquency rate for these loans tends to be significantly higher than the overall average serious delinquency rate. As of September 30, 2010, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 19%, compared with our overall average single-family serious delinquency rate of 4.56%.

Approximately 53% of loans modified during 2009 were current or had paid off as of nine months following the loan modification date. In comparison, 31% of loans modified during 2008 were current or had paid off as of nine months following the loan modification date. As we have focused our efforts on distressed borrowers who are experiencing current economic hardship, the short term performance of our workouts may not be indicative of long term performance. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates and home prices.

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

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 44 compares our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 44:  Single-Family Foreclosed Properties

	For the Nine Months
	Ended September 30
	2010	2009

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	86,155	63,538
Acquisitions by geographic area:(2)
Midwest	48,930	24,678
Northeast	12,022	5,310
Southeast	66,313	26,057
Southwest	44,378	20,901
West	44,473	21,482

Total properties acquired through foreclosure	216,116	98,428
Dispositions of REO	(135,484)	(89,691)

End of period inventory of single-family foreclosed properties (REO)(1)	166,787	72,275

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$16,394	$7,005

Single-family foreclosure rate(4)	1.61%	0.72%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 38: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on annualized total number of properties acquired through foreclosure as a percentage of the total number of loans in our single-family conventional guaranty book of business as of the end of each respective period.

The continued weak economy and the prolonged decline in home prices on a national basis, as well as high unemployment rates, continue to result in an increase in the percentage of our mortgage loans that transition from delinquent to foreclosure status and significantly reduce the values of our foreclosed single-family properties. Despite the increase in our foreclosure rate during the first nine months of 2010, foreclosure levels were lower than what they otherwise would have been due to our directive to servicers to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a HAMP modification and that all other home retention and foreclosure prevention alternatives have been exhausted. Additionally, foreclosure levels during the first nine months of 2009 were affected by the foreclosure moratoria. To increase the effectiveness of our loss mitigation efforts, it is important that our servicers work with delinquent borrowers early in the delinquency to determine whether a home retention or foreclosure alternative will be viable and, where no alternative is viable, to reduce delays in proceeding to foreclosure. Accordingly, we are working to manage our foreclosure timelines more efficiently.

Further, we have seen an increase in the percentage of our properties that we are unable to market for sale in the first nine months of 2010 compared with the first nine months of 2009. The most common reasons for our inability to market properties for sale are: (1) properties are within the period during which state law allows the former mortgagor and second lien holders to redeem the property (states which allow this are known as “redemption states”); (2) properties are still occupied by the person or personal property and the eviction process is not yet complete (“occupied status”); or (3) properties are being repaired. As we are unable to market a higher portion of our inventory, it slows the pace at which we can dispose of our properties and increases our foreclosed property expense related to costs associated with ensuring that the property is vacant and maintaining the property. For example, as of September 30, 2010, approximately 31% of our properties that we are unable to market for sale were in redemption status, which lengthens the time a property is in our REO inventory by an average of two to six months. Additionally, as of September 30, 2010, approximately 38% of our properties that we are unable to market for sale were in occupied status, which lengthens the time a property is in our REO inventory by an average of one to four months.

As shown in Table 45 we have experienced a disproportionate share of foreclosures in certain states as compared to their share of our guaranty book of business. This is primarily because these states have had significant home price depreciation or weak economies, and in the case of California and Florida specifically, a significant number of Alt-A loans.

Table 45:  Single-Family Acquired Property Concentration Analysis

For the
Nine Months Ended
	As of		September 30, 2010	September 30, 2009
	September 30, 2010	December 31, 2009	Percentage of	Percentage of
	Percentage of	Percentage of	Properties	Properties
	Book	Book	Acquired	Acquired
	Outstanding(1)	Outstanding(1)	by Foreclosure(2)	by Foreclosure(2)

States:
Arizona, California, Florida and Nevada	28%	28%	36%	36%
Illinois, Indiana, Michigan and Ohio	11	11	18	20

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Calculated based on the number of properties acquired through foreclosure during the period divided by the total number of properties acquired through foreclosure.

Although we have expanded our loan workout initiatives to help borrowers stay in their homes, our foreclosure levels for 2010 are already higher than for 2009 as a result of the adverse impact that the weak economy and high unemployment have had, and are expected to have, on the financial condition of borrowers. As described in “Executive Summary,” a number of our single-family mortgage servicers have recently halted foreclosures in some or all states after discovering deficiencies in their processes relating to the execution of affidavits in connection with the foreclosure process. Although we expect the foreclosure pause is likely to negatively affect our foreclosure timelines and increase the number of our REO properties that we are unable to market for sale, we cannot yet predict the impact on our REO inventory and our credit-related expenses.

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

The credit statistics reported below, unless otherwise noted, pertain only to a specific portion of our multifamily guaranty book of business for which we have access to detailed loan-level information, which constituted 99% of our total multifamily guaranty book as of both September 30, 2010 and December 31, 2009.

See “Risk Factors” in our 2009 Form 10-K for a discussion of the risk due to our reliance on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business.

Multifamily Acquisition Policy and Underwriting Standards

Our Multifamily business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large sophisticated banks to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing. Loans delivered to us by DUS lenders and their affiliates represented 84% of our multifamily guaranty book of business as of September 30, 2010 compared with 81% as of December 31, 2009.

We use various types of credit enhancement arrangements for our multifamily loans, including lender risk sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk sharing. Lenders in the DUS program typically share in loan-level risk in the following ways: (1) they bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they agree to share with us up to one-third of the credit losses on an equal basis. Other lenders typically share or absorb credit losses based on a negotiated percentage of the loan or the pool balance.

Multifamily Portfolio Diversification and Monitoring

Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangements is an important factor that influences credit quality and performance and helps reduce our credit risk.

The weighted average original LTV ratio for our multifamily guaranty book of business was 67% as of both of September 30, 2010 and December 31, 2009. The percentage of our multifamily guaranty book of business with an original LTV ratio greater than 80% was 5% as of both September 30, 2010 and December 31, 2009. We present the current risk profile of our multifamily guaranty book of business in “Note 7, Financial Guarantees.”

We monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the investment at the loan, property and portfolio level. We closely track the physical condition of the property, the relevant local market and economic conditions that may signal changing risk or return profiles and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans that merit closer attention or loss mitigation actions. For our investments in multifamily loans, the primary asset management responsibilities are performed by our DUS and other multifamily lenders. We periodically evaluate the performance of our third-party service providers for compliance with our asset management criteria. We are managing our exposure to refinancing risk for multifamily loans maturing in the next several years. We recently formed a group to increase our focus on and proactively manage upcoming loan maturities and minimize losses on maturing loans. This group assists lenders and borrowers with timely and appropriate refinancing of maturing loans and is intended to help reduce defaults and foreclosures related to loans maturing in the near term.

Problem Loan Management and Foreclosure Prevention

Unfavorable economic conditions have caused continued increases in our multifamily serious delinquency rate and the level of defaults. Since delinquency rates are a lagging indicator, even if market fundamentals show some improvement, we expect to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and enact proactive portfolio management and monitoring which are designed to keep credit losses to a low level relative to our multifamily guaranty book of business.

Problem Loan Statistics

Table 46 provides a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We calculate multifamily serious delinquency rates based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total multifamily guaranty book of business. We include the unpaid principal balance of all multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 46:  Multifamily Serious Delinquency Rates

	As of
	September 30, 2010		December 31, 2009		September 30, 2009
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Multifamily loans:
Credit enhanced	89%	0.60%	89%	0.54%	90%	0.50%
Non-credit enhanced	11	1.06	11	1.33	10	1.68

Total multifamily loans	100%	0.65%	100%	0.63%	100%	0.62%

As stated previously, the weak economic environment has negatively affected serious delinquency rates across our multifamily guaranty book of business, with all loan sizes experiencing higher delinquencies. The multifamily serious delinquency rate decreased as of September 30, 2010 compared with June 30, 2010 as market conditions began to show initial indications of stabilization and delinquent loans moved to foreclosure. The credit enhanced book is exhibiting a lower rate of average delinquencies relative to the overall book and the non-credit enhanced loans are experiencing a higher rate of delinquencies. Relative to our overall multifamily guaranty book, the 2007 and 2008 acquisitions continue to exhibit higher than average delinquency rates, accounting for 57% of our multifamily serious delinquency rate while representing approximately 41% of our multifamily guaranty book as of September 30, 2010. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time. In addition, certain states, such as Arizona, Florida, Georgia, and Ohio, have a disproportionate share of seriously delinquent loans compared to their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These certain states accounted for 34% of multifamily serious delinquencies but only 10% of the multifamily guaranty book of business.

Loans with an original balance of less than $3 million, which we refer to as smaller balance loans, acquired through non-DUS lenders continue to exhibit higher delinquencies than smaller balance loans acquired through DUS lenders. These smaller balance loan acquisitions were most common in 2007 and 2008 and have not been a significant portion of our total multifamily acquisitions since 2008.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 47 compares our multifamily REO balances for the periods indicated.

Table 47:  Multifamily Foreclosed Properties

	As of
	September 30,
	2010	2009

Number of multifamily foreclosed properties (REO)	184	74

Carrying value of multifamily foreclosed properties (dollars in millions)	$523	$271

The multifamily inventory of foreclosed properties increased as of September 30, 2010 compared with September 30, 2009 as unfavorable economic conditions have caused new foreclosures to outpace dispositions.

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

Several of our institutional counterparties may now be subject to provisions of the Dodd-Frank Act, which was signed into law in July 2010. However, we cannot predict its potential impact on our company or our industry at this time. For additional discussion on the key provisions and additional information about this legislation please see “Legislation—Financial Regulatory Reform Legislation” in our Second Quarter Form 10-Q and in this report and “Risk Factors” in this report.

See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2009 Form 10-K for additional information about our institutional counterparties, including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers and from document custodians.

Mortgage Seller/Servicers

Our business with our mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 78% of our single-family guaranty book of business as of September 30, 2010, compared to 80% as of December 31, 2009. Our largest mortgage servicer is Bank of America, which, together with its affiliates, serviced approximately 26% of our single-family guaranty book of business as of September 30, 2010, compared to 27% as of December 31, 2009. In addition, we had two other mortgage servicers, JP Morgan and Wells Fargo, that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of September 30, 2010. In addition, Wells Fargo, with its affiliates, serviced over 10% of our multifamily guaranty book of business as of September 30, 2010. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

During the third quarter of 2010, our primary mortgage servicer counterparties have generally continued to meet their obligations to us. The growth in the number of delinquent loans on their books of business may negatively affect the ability of these counterparties to continue to meet their obligations to us in the future.

Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to these collectively as “repurchase requests.” In 2009 and during the first nine months of 2010, the number of our repurchase requests remained high. During the third quarter of 2010, the aggregate unpaid principal balance of loans repurchased by our seller/servicers pursuant to their contractual obligations was approximately $1.6 billion, compared to $1.1 billion during the third quarter of 2009. In addition, as of September 30, 2010, we had $7.7 billion in outstanding repurchase requests related to loans that had been reviewed for potential breaches of contractual obligations. Over half of these outstanding repurchase requests had been made to one of our seller/servicers. As of September 30, 2010, 36% of our outstanding repurchase requests had been outstanding for more than 120 days from either the original loan repurchase request date or, for lenders remitting after the REO is disposed, the date of our final loss determination.

The amount of our outstanding repurchase requests provided above is based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. Lenders have the option to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than this amount. In addition, amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until the completion of a full underwriting review, once the documents and loan files are received.

We continue to work with our mortgage seller/servicers to fulfill these outstanding repurchase requests; however, as the volume of repurchase requests increases, the risk increases that affected seller/servicers will not be willing or able to meet the terms of their repurchase obligations and we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations. If a significant seller/servicer counterparty, or a number of seller/servicer counterparties, fails to fulfill its repurchase obligations to us, it could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition. We expect the amount of our outstanding repurchase requests to remain high for the remainder of 2010.

We are exposed to the risk that a mortgage seller/servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud.

Mortgage Insurers

We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $97.7 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2010, which represented approximately 3% of our single-family guaranty book of business as of September 30, 2010. Primary mortgage insurance represented $92.7 billion of this total, and pool mortgage insurance was $5.0 billion. We had total mortgage insurance coverage risk in force of $106.5 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2009, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2009.

Primary mortgage insurance represented $99.6 billion of this total, and pool mortgage insurance was $6.9 billion of this total.

Table 48 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of September 30, 2010. These mortgage insurers provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of September 30, 2010.

Table 48:  Mortgage Insurance Coverage

	As of September 30, 2010
	Maximum Coverage(2)
Counterparty:(1)	Primary	Pool	Total
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$21,809	$2,036	$23,845
Radian Guaranty, Inc.	15,070	376	15,446
Genworth Mortgage Insurance Corporation	14,516	86	14,602
United Guaranty Residential Insurance Company	13,954	226	14,180
PMI Mortgage Insurance Co.	12,282	362	12,644
Republic Mortgage Insurance Company	9,859	1,018	10,877
Triad Guaranty Insurance Corporation	3,109	895	4,004
CMG Mortgage Insurance Company(3)	1,935	—	1,935

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Investment Corporation.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. A number of our mortgage insurers have received waivers from their regulators regarding state-imposed risk-to-capital limits. Without these waivers, these mortgage insurers would not be able to continue to write new business in accordance with state regulatory requirements, should they fall below their regulatory capital requirements. In the first nine months of 2010, the parent companies of several of our largest mortgage insurer counterparties raised capital, which may improve their ability to meet state-imposed risk-to-capital limits and their ability to continue paying our claims in full as they come due, to the extent that the capital raised by the parent companies is contributed to their respective mortgage insurance entities. It is uncertain as to how long our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits. Additionally, mortgage insurers continue to approach us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities. In the first nine months of 2010, we approved PMI Mortgage Assurance Co., a wholly-owned subsidiary of PMI Mortgage Insurance Co., to provide mortgage insurance in a limited number of states, subject to certain conditions.

As of September 30, 2010, our allowance for loan losses of $59.7 billion, allowance for accrued interest receivable of $3.8 billion and reserve for guaranty losses of $276 million incorporated an estimated recovery amount of approximately $16.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $18.0 billion as of September 30, 2010 and an adjustment of approximately $1.6 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds their insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $4.5 billion as of September 30, 2010 and $2.5 billion as of December 31, 2009 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $413 million as of September 30, 2010 and $301 million as of December 31, 2009 was due from our mortgage seller/servicers. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $132 million as of September 30, 2010 and $51 million as of December 31, 2009 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.6 billion for the third quarter of 2010, $4.5 billion for the first nine months of 2010 and $3.6 billion for the year ended December 31, 2009. During the third quarter and first nine months of 2010, we negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $23 million for the third quarter of 2010, $796 million for the first nine months of 2010 and $668 million for the year ended December 31, 2009 are included in our total insurance proceeds amount.

Our mortgage insurer counterparties have generally continued to pay claims owed to us, except where deferred payment terms have been negotiated. Our mortgage insurer counterparties have increased the number of mortgage loans for which they have rescinded coverage. In those cases where the mortgage insurance was obtained to meet our charter requirements or where we independently agree with the materiality of the finding that was the basis for the rescission, we generally require the seller/servicer to repurchase the loan or indemnify us against loss. We also independently review the origination loan files based upon internal protocols, and seek repurchase of those loans where we discover material underwriting defects, misrepresentation, or fraud.

In the second quarter of 2010, some mortgage insurers disclosed agreements with certain lenders whereby they agree to waive certain rights to investigate claims for significant product segments of the insured loans for that particular lender, and in return receive some compensation. This means that these mortgage insurers will require fewer mortgage insurance rescissions for origination defects for the impacted loans. For loans covered by these agreements, to the extent we do not uncover loan defects independently for loans that otherwise would have resulted in mortgage insurance rescission, we may be at risk of additional loss. It is unclear how prevalent this type of agreement between mortgage insurers and lenders may become or how many loans it may impact. We have required our top mortgage insurer counterparties to notify us promptly of any such agreements to waive rights either to investigate claims or to rescind mortgage insurance coverage. Because loans covered by such agreements will be subject to fewer mortgage insurance rescissions, we expect that our own independent review process will lead to loan repurchases that otherwise would have been subject to a rescission of mortgage insurance coverage. We continue to examine these arrangements to determine if other actions are necessary.

Besides evaluating their condition to assess whether we have incurred probable losses in connection with our coverage, we also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Except for Triad Guaranty Insurance Corporation, as of November 5, 2010, our private mortgage insurer counterparties remain qualified to conduct business with us.

We generally are required pursuant to our charter to obtain credit enhancement on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. In connection with HARP, we are generally able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these refinanced loans with updated LTV ratios above 80% and up to 125% may have no mortgage insurance or less insurance than we would otherwise require for a loan not originated under this program. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher LTV ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high LTV ratio loans. In addition, FHA’s role as the lower-cost option for loans with higher LTV ratios has also reduced our acquisitions of these types of loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high LTV ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, or if FHA continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, we may be further restricted in our ability to purchase or securitize loans with LTV ratios over 80% at the time of purchase. However, in October 2010, changes to FHA’s pricing structure became effective, which may reduce its cost advantage to some consumers.

Financial Guarantors

We were the beneficiary of financial guarantees totaling $9.0 billion as of September 30, 2010 and $9.6 billion as of December 31, 2009 on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $27.6 billion as of September 30, 2010 and $51.3 billion as of December 31, 2009.

Most of the financial guarantors that provided bond insurance coverage to us as of September 30, 2010 experienced material adverse changes to their investment grade ratings and their financial condition during 2009 and the first nine months of 2010 because of significantly higher claim losses that have impaired their claims paying ability. Accordingly, we do not rely on the external credit ratings of our financial guarantor counterparties when estimating other-than-temporary impairment; we model all securities without assuming the benefit of any external financial guarantees. With the exception of Ambac Assurance Corporation (“Ambac”), as described below, none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of our financial guarantor counterparties, we believe that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future. For additional discussions of our model methodology and key inputs used to estimate other-than-temporary impairment see “Note 6, Investments in Securities.”

In March 2010, Ambac and its insurance regulator, the Wisconsin Office of the Commissioner of Insurance, imposed a court-ordered moratorium on certain claim payments under Ambac’s bond insurance coverage, including claims arising under coverage on $1.3 billion of our private-label securities insured by Ambac as of September 30, 2010. The outcome of legal proceedings regarding the moratorium and the proposed company rehabilitation each remain uncertain at this time. See “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $16.6 billion as of September 30, 2010 and $18.3 billion as of December 31, 2009. As of September 30, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2009, 53% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $30.0 billion as of September 30, 2010 and $28.7 billion as of December 31, 2009. As of September 30, 2010, 42% of our maximum potential loss recovery on multifamily loans was from three lenders. As of December 31, 2009, 51% of our maximum potential loss recovery on multifamily loans was from three lenders.

Unfavorable market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) was 46% as of September 30, 2010, compared with 45% as of December 31, 2009. The percentage of these recourse obligations to lender counterparties rated below investment grade was 23% as of September 30, 2010, compared to 22% as of December 31, 2009. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 31% as of September 30, 2010, compared with 33% as of December 31, 2009. Given the stressed financial condition of many of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

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

Custodial Depository Institutions

A total of $67.0 billion in deposits for single-family payments were received and held by 287 institutions in the month of September 2010 and a total of $51.0 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2009. Of these total deposits, 94% as of September 30, 2010 and 95% as of December 31, 2009 were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch. Our ten largest custodial depository institutions held 93% of these deposits as of both September 30, 2010 and December 31, 2009.

The Dodd-Frank Act, signed into law July 21, 2010, permanently increased the amount of federal deposit insurance available to $250,000 per depositor. Prior to this legislation, this increase was set to expire in December 2013.

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

Our cash and other investments portfolio, which totaled $76.8 billion as of September 30, 2010, included $44.7 billion of U.S. Treasury securities and $7.3 billion of unsecured positions all of which were short-term deposits with financial institutions which had short-term credit ratings of A-1, P-1, F1 (or equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively. As of December 31, 2009, our cash and other investments portfolio totaled $69.4 billion and included $45.8 billion of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions, of which approximately 92% were with issuers which had short-term credit ratings of A-1, P-1, F1 (or its equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively.

During the first nine months of 2010, we evaluated the growing uncertainty of the stability of various European economies and financial institutions and as a result of this evaluation, reduced the number of counterparties in our cash and other investments portfolio in those markets.

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

We present our credit loss exposure for our outstanding risk management derivative contracts, by counterparty credit rating, as of September 30, 2010 and December 31, 2009 in “Note 10, Derivative Instruments.” We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market, most of which are based in the United States.

We also manage our exposure to derivatives counterparties by requiring collateral in specified instances. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. Our net credit exposure on derivatives contracts decreased to $170 million as of September 30, 2010, from $238 million as of December 31, 2009. We had outstanding interest rate and foreign currency derivative transactions with 16 counterparties as of both September 30, 2010 and December 31, 2009. Derivatives transactions with nine of our counterparties accounted for approximately 90% of our total outstanding notional amount as of September 30, 2010, with each of these counterparties accounting for between approximately 4% and 19% of the total outstanding notional amount. In addition to the 16 counterparties with whom we had outstanding notional amounts as of September 30, 2010, we had master agreements with two counterparties with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future.

The Dodd-Frank Act includes additional regulation of the over-the-counter derivatives market that will likely directly and indirectly affect many aspects of our business and our business partners. It requires that most swap transactions be submitted for clearing with a clearing organization, with some exceptions (for example, if one of the parties is a commercial end user). Beginning in October 2010, we commenced central clearing of select new interest rate swap transactions. However, the vast majority of our portfolio of derivatives transactions are not centrally cleared. The Dodd-Frank Act also requires certain institutions meeting the definition of “swap dealer” or “major swap participant” to register with the U.S. Commodity Futures Trading Commission (“CFTC”). The scope of these definitions is broad enough to include Fannie Mae, though rules to be issued by the CFTC should further refine and clarify the entities that are included under those definitions. See “Legislation—Financial Regulatory Reform Legislation” and “Risk Factors” in our Second Quarter 2010 Form 10-Q and in this report for additional details regarding the Dodd-Frank Act and risks to our business posed by the Act.

See “Note 10, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of September 30, 2010 and December 31, 2009. See “Risk Factors” in our 2009 Form 10-K for a discussion of the risks to our business posed by interest rate risk and a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

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

Derivatives Activity

Table 49 presents, by derivative instrument type, our risk management derivative activity, excluding mortgage commitments, for the nine months ended September 30, 2010 along with the stated maturities of derivatives outstanding as of September 30, 2010.

Table 49:  Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed(2)	Basis(3)	Currency(4)	Fixed	Fixed	Rate Caps	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2009	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207
Additions	144,442	181,249	55	464	45,950	45,275	—	—	417,435
Terminations(6)	(230,165)	(223,053)	(795)	(509)	(39,250)	(38,415)	—	(9)	(532,196)

Notional balance as of September 30, 2010	$296,877	$233,613	$2,485	$1,492	$106,000	$82,240	$7,000	$739	$730,446

Future maturities of notional amounts:(7)
Less than 1 year	$75,678	$15,534	$2,050	$341	$9,050	$—	$—	$100	$102,753
1 to less than 5 years	116,866	159,547	35	—	52,350	8,500	7,000	618	344,916
5 to less than 10 years	82,560	46,408	100	483	9,200	20,470	—	21	159,242
10 years and over	21,773	12,124	300	668	35,400	53,270	—	—	123,535

Total	$296,877	$233,613	$2,485	$1,492	$106,000	$82,240	$7,000	$739	$730,446

Weighted-average interest rate as of September 30, 2010:
Pay rate	2.98%	0.37%	0.30%	—	5.05%	—	—	—
Receive rate	0.36%	2.51%	1.44%	—	—	4.08%	3.58%	—
Weighted-average interest rate as of December 31, 2009:
Pay rate	3.46%	0.26%	0.05%	—	5.46%	—	—	—
Receive rate	0.26%	3.47%	1.59%	—	—	4.45%	3.58%	—

(1)	Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $394 million and $406 million as of September 30, 2010 and December 31, 2009, respectively. The notional amount of swaps callable by derivatives counterparties was $11.9 billion as of September 30, 2010. There were no swaps callable by derivatives counterparties as of December 31, 2009.

(3)	Notional amounts include swaps callable by derivatives counterparties of $50 million and $610 million as of September 30, 2010 and December 31, 2009, respectively.

(4)	Exchange rate adjustments to foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Exchange rate adjustments to foreign currency swaps that are added or terminated during the period are reflected in the respective categories.

(5)	Includes swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts.

(7)	Amounts reported are based on contractual maturities. Some of these amounts represent swaps that are callable by Fannie Mae or by a derivative counterparty, in which case the notional amount would cease to be outstanding prior to maturity if the call option were exercised. See notes (2) and (3) for information on notional amounts that are callable.

The decline in the outstanding notional balance of our risk management derivatives from December 31, 2009 to September 30, 2010 primarily resulted from terminating a portion of offsetting pay-fixed and receive-fixed swap positions.

We generally are the purchaser of risk management derivatives. In cases where options obtained through callable debt issuance are not needed for risk management purposes, we may engage in sales of options in the over-the-counter derivatives market in order to offset the options obtained in the callable debt.

Measurement of Interest Rate Risk

Below we present two quantitative metrics that provide estimates of our interest rate exposure: (1) fair value sensitivity of net portfolio to changes in interest rate levels and slope of yield curve; and (2) duration gap. The metrics presented are estimates based on internal methodologies. On a continuous basis, management makes judgments about the appropriateness of the risk assessments and will make adjustments as appropriate to properly assess our interest rate exposure and manage our interest rate risk. The methodologies used to calculate risk estimates are periodically changed on a prospective basis to reflect improvements in the underlying estimation process.

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

Duration Gap

Duration measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios to the estimated cash flows of our liabilities. A positive duration indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption “Interest Rate Risk Disclosures” in our Monthly Summaries, which are available on our website and announced in a press release.

The sensitivity measures presented in Table 50, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

In addition, Table 50 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended September 30, 2010.

Table 50:	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	September 30, 2010	December 31, 2009
	(Dollars in billions)

Rate level shock:
-100 basis points	$0.4	$(0.1)
-50 basis points	0.2	0.1
+50 basis points	(0.3)	(0.4)
+100 basis points	(1.1)	(0.9)
Rate slope shock:
-25 basis points (flattening)	(0.1)	(0.2)
+25 basis points (steepening)	0.1	0.1

	For the Three Months Ended September 30, 2010
	Duration	Rate Slope Shock	Rate Level Shock
	Gap	25 Bps	50 Bps
	(In months)	Exposure
		(Dollars in billions)

Average	0.2	$—	$0.2
Minimum	(0.6)	—	—
Maximum	0.7	0.1	0.4
Standard deviation	0.3	—	0.1

(1)	Computed based on changes in LIBOR swap rates.

A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuance, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 51 shows an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 51:  Derivative Impact on Interest Rate Risk (50 Basis Points)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(Dollars in billions)

As of September 30, 2010	$(0.2)	$(0.3)	$(0.1)
As of December 31, 2009	$(2.1)	$(0.4)	$1.7

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

In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2009 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets, our net guaranty assets and obligations, and our other financial instruments. As of September 30, 2010, these sensitivities were relatively unchanged as compared with December 31, 2009. Although fewer of our financial instruments are designated as trading instruments as of September 30, 2010 compared with December 31, 2009 due to adopting the new accounting standards, there was no significant change in our overall portfolio composition or risk profile and the decrease in trading securities resulted in a decrease in the interest rate sensitivity of those instruments. The fair value of our trading financial instruments and our other financial instruments as of September 30, 2010 and December 31, 2009 can be found in “Note 16, Fair Value.”

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

We identify and discuss the expected impact on our condensed consolidated financial statements of recently issued accounting pronouncements in “Note 1, Summary of Significant Accounting Policies.”

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

Among the forward-looking statements in this report are statements relating to:

•	Our estimate that we have reserved for the substantial majority of the remaining credit losses we will incur on single-family loans we purchased or guaranteed from 2005 through 2008;

•	Our expectation that the loans we acquired from 1991 to 2003 will be profitable;

•	Our expectation that the loans we acquired in 2004 will perform close to break-even;

•	Our expectation that the loans we acquired from 2005 through 2008 will be unprofitable;

•	Our expectation that the single-family loans we have acquired in 2009 and 2010 will be profitable, and our belief that these loans would become unprofitable if home prices declined more than 20% from their September 2010 levels over the next five years based on our home price index, which would be an approximately 34% decline from their peak in the third quarter of 2006;

•	Our expectation that the overall credit profile of loans we acquired in 2010 will remain significantly stronger than the credit profile of loans we acquired from 2005 through 2008;

•	Our expectation that defaults on the loans we acquired from 2005 to 2008 and the resulting charge-offs will occur over a period of years;

•	Our expectation that it will take years to dispose of the REO we expect to acquire upon default of the loans we acquired from 2005 to 2008;

•	Our expectation that serious delinquency rates may be affected in the future by home price changes, changes in other macroeconomic conditions, and the extent to which borrowers with modified loans again become delinquent in their payments;

•	Our belief that our foreclosure alternatives are more likely to be successful in reducing our loss severity if they are executed expeditiously;

•	Our intention to maximize the value of our nonperforming loans over time, utilizing loan modification, foreclosure, repurchases and other preferable loss mitigation actions;

•	Our estimate that we could realize approximately $50 billion more than the fair value of our nonperforming loans reported in our non-GAAP consolidated fair value balance sheet as of September 30, 2010 by following our loss mitigation strategies, rather than selling our nonperforming loans at the current estimated market price;

•	Our belief that reducing delays and implementing solutions that can be executed in a timely manner increase the likelihood that our problem loan management strategies will be successful in avoiding a default or minimizing severity;

•	Our expectation that we will continue to purchase loans from our MBS trusts as they become four or more consecutive monthly payments delinquent;

•	Our expectation that the foreclosure pause will likely result in higher serious delinquency rates, longer foreclosure timelines, higher foreclosed property expenses, higher credit losses, higher credit-related expenses, and an increase in the number of REO properties we are unable to market for sale;

•	Our expectation that the foreclosure pause could negatively affect the value of our REO inventory, the severity of our losses on foreclosed properties, housing market conditions and the value of the private-label securities we hold, and may delay the recovery of the housing market;

•	Our expectation that home prices on a national basis will decline slightly in 2010 and into 2011 before stabilizing, and that the peak-to-trough home price decline on a national basis will range between 19% and 25%;

•	Our expectation that weakness in the housing and mortgage markets will continue throughout 2010 and into 2011;

•	Our expectation that the decline in residential mortgage debt outstanding will continue through 2010;

•	Our expectation that total mortgage originations will decline in 2010;

•	Our expectation that home sales will likely be slow until the unemployment rate improves;

•	Our belief that the actions we have taken to stabilize the housing market and minimize our credit losses may continue to have, at least in the short term, a material adverse effect on our results of operations and financial condition, including our net worth;

•	Our expectation that default and severity rates and the level of foreclosures will remain high for the remainder of 2010;

•	Our expectation that our REO inventory at the end of the year will remain higher than 2009 levels;

•	Our expectation that it will take a number of years before our REO inventory approaches pre-2008 levels;

•	Our expectation that multifamily charge-offs will remain at elevated levels throughout 2010 and 2011;

•	Our expectation that we will incur additional credit losses on our multifamily loans even if market fundamentals show some improvement;

•	Our belief that multifamily credit losses will remain elevated as we continue through the current economic cycle, but that our experience with the charge-off of a larger balance multifamily loan in the third quarter of 2010 is not representative of the overall risk level of the Multifamily business;

•	Our expectation that we will have lower business volume in 2010 as compared with 2009;

•	Our expectation that our credit-related expenses will remain high for the remainder of 2010, but will be lower in 2010 than in 2009;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that, as our draws from Treasury for credit losses abate, our draws instead will increasingly be driven by dividend payments to Treasury;

•	Our expectation that we will not generate sufficient taxable income for the foreseeable future to realize our net deferred tax assets;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities and through funds we receive from Treasury;

•	Our expectation that our acquisitions of Alt-A mortgage loans will continue to be minimal in future periods, and that the percentage of the book of business attributable to Alt-A mortgage loans will decrease over time;

•	Our intention, as part of our Loan Quality Initiative, to validate certain borrower and property information and collect additional property and appraisal data prior to or at the time of delivery of mortgage loans;

•	Our expectation that the volume of our foreclosure alternatives will remain high for the remainder of 2010 and that 2010 volumes will be higher than 2009 volumes;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates and home prices;

•	Our expectation that we will continue to look for additional solutions to help borrowers stay in their homes and avoid foreclosure; however, in those instances where borrowers are unable to stay in their homes, we will increase the use of foreclosure alternatives;

•	Our expectation that the amount of our outstanding repurchase requests will remain high for the remainder of 2010;

•	Our expectation that, given the stressed financial condition of many of our lenders, in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangements with them;

•	Our expectation that our credit exposure on derivative contracts will fluctuate with changes in interest rates, implied volatility and the collateral thresholds of counterparties;

•	Our expectation that we will not realize credit losses on the vast majority of our mortgage revenue bonds due to the inherent financial strength of the issuers, or in some cases, the amount of external credit support from mortgage collateral or financial guarantees;

•	Our expectation that we will continue to experience substantial deterioration in the credit performance of mortgage loans that we own or that back our guaranteed Fannie Mae MBS, which we expect to result in additional credit-related expenses;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding;

•	Our belief that we have limited credit exposure on our government loans;

•	Our projections that we will recover unrealized losses over the lives of our AFS securities;

•	Our expectation, based on a loss forecast model, that none of the commercial mortgage-backed securities we owned as of September 30, 2010 will experience a principal write-down or interest shortfall;

•	Our expectation that hearings on GSE reform will continue and additional proposals will be discussed;

•	Our expectation that we will continue to have a net worth deficit in future periods;

•	Our expectation that, given the significant seasoning of our manufactured housing securities, their future performance will be in line with how the securities are currently performing;

•	Our belief that, if FHA continues to be the lower-cost option for loans with higher LTV ratios, our market share could be adversely impacted if the market shifts away from refinance activity, which is likely to occur when interest rates rise;

•	Our belief that changes to FHA’s pricing structure that became effective in October 2010 may reduce its cost advantage to some consumers;

•	Our belief that we have limited exposure to losses on home equity conversion mortgages, a type of reverse mortgage insured by the federal government; and

•	Our belief that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to the following: the adequacy of our loss reserves; our ability to maintain a positive net worth; effects from activities we undertake to support the mortgage market and help borrowers, and actions we take to reduce credit losses; social behaviors; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; future accounting standards; changes in the structure and regulation of the financial services industry; our ability to access the debt capital markets; disruptions in the housing, credit and stock markets; home prices, unemployment levels, the rate of inflation and other macroeconomic conditions; the level and volatility of interest rates and credit spreads; pending government investigations and litigation; the extent of servicer foreclosure process deficiencies and the duration of the related foreclosure pause; the accuracy of subjective estimates used in critical accounting policies; and those factors described in “Risk Factors” in this report and in our 2009 Form 10-K, as well as the factors described in “Executive Summary—Our Mission, Objectives and Strategy—Our Expectations Regarding Profitability, the Single-Family Loans We Acquired Beginning in 2009, and Credit Losses—Factors That Could Cause Actual Results to be Materially Different From Our Estimates and Expectations” in this report.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors described in “Risk Factors” in our 2009 Form 10-K and in this report. Our forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement because of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets
 (Dollars in millions, except share amounts)
(Unaudited)

	As of
	September 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents (includes cash of consolidated trusts of $4 and $2,092, respectively)	$11,382	$6,812
Restricted cash (includes restricted cash of consolidated trusts of $52,796 and $-, respectively)	59,764	3,070
Federal funds sold and securities purchased under agreements to resell or similar arrangements	20,006	53,684
Investments in securities:
Trading, at fair value (includes securities of consolidated trusts of $22 and $5,599, respectively)	69,459	111,939
Available-for-sale, at fair value (includes securities of consolidated trusts of $591 and $10,513, respectively, and securities pledged as collateral that may be sold or repledged of $- and $1,148, respectively)	102,185	237,728

Total investments in securities	171,644	349,667

Mortgage loans:
Loans held for sale, at lower of cost or fair value	923	18,462
Loans held for investment, at amortized cost
Of Fannie Mae	410,019	256,434
Of consolidated trusts (includes loans at fair value of $707 and $-, respectively, and loans pledged as collateral that may be sold or repledged of $2,993 and $1,947, respectively)	2,559,629	129,590

Total loans held for investment	2,969,648	386,024
Allowance for loan losses	(59,740)	(9,925)

Total loans held for investment, net of allowance	2,909,908	376,099

Total mortgage loans	2,910,831	394,561
Advances to lenders	7,061	5,449
Accrued interest receivable:
Of Fannie Mae	5,754	3,774
Of consolidated trusts	10,029	519
Allowance for accrued interest receivable	(3,785)	(536)

Total accrued interest receivable, net of allowance	11,998	3,757

Acquired property, net	17,590	9,142
Derivative assets, at fair value	955	1,474
Guaranty assets	419	8,356
Deferred tax assets, net	528	909
Partnership investments	1,823	2,372
Servicer and MBS trust receivable	1,128	18,329
Other assets	14,493	11,559

Total assets	$3,229,622	$869,141

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable:
Of Fannie Mae	$4,374	$4,951
Of consolidated trusts	9,838	29
Federal funds purchased and securities sold under agreements to repurchase	185	—
Short-term debt:
Of Fannie Mae	219,166	200,437
Of consolidated trusts	5,969	—
Long-term debt:
Of Fannie Mae (includes debt at fair value of $2,950 and $3,274, respectively)	592,881	567,950
Of consolidated trusts (includes debt at fair value of $351 and $-, respectively)	2,385,446	6,167
Derivative liabilities, at fair value	1,641	1,029
Reserve for guaranty losses (includes $38 and $4,772, respectively, related to Fannie Mae MBS included in Investments in securities)	276	54,430
Guaranty obligations	747	13,996
Partnership liabilities	1,850	2,541
Servicer and MBS trust payable	3,173	25,872
Other liabilities	6,523	7,020

Total liabilities	3,232,069	884,422

Commitments and contingencies (Note 17)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	86,100	60,900
Preferred stock, 700,000,000 shares are authorized—577,206,010 and 579,735,457 shares both issued and outstanding, respectively	20,221	20,348
Common stock, no par value, no maximum authorization—1,269,572,119 and 1,265,674,761 shares issued, respectively; 1,117,978,432 and 1,113,358,051 shares outstanding, respectively	667	664
Additional paid-in capital	—	2,083
Accumulated deficit	(100,932)	(90,237)
Accumulated other comprehensive loss	(1,182)	(1,732)
Treasury stock, at cost, 151,593,687 and 152,316,710 shares, respectively	(7,401)	(7,398)

Total Fannie Mae stockholders’ deficit	(2,527)	(15,372)

Noncontrolling interest	80	91

Total deficit	(2,447)	(15,281)

Total liabilities and equity (deficit)	$3,229,622	$869,141

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations
 (Dollars and shares in millions, except per share amounts)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income:
Trading securities	$310	$862	$955	$2,775
Available-for-sale securities	1,313	3,475	4,175	10,503
Mortgage loans:
Of Fannie Mae	3,859	3,229	11,107	12,328
Of consolidated trusts	32,807	2,061	100,810	4,171
Other	31	48	111	314

Total interest income	38,320	9,675	117,158	30,091

Interest expense:
Short-term debt:
Of Fannie Mae	190	390	470	2,097
Of consolidated trusts	4	—	9	—
Long-term debt:
Of Fannie Mae	4,472	5,370	14,528	16,922
Of consolidated trusts	28,878	85	90,379	259

Total interest expense	33,544	5,845	105,386	19,278

Net interest income	4,776	3,830	11,772	10,813

Provision for loan losses	(4,696)	(2,546)	(20,930)	(7,670)

Net interest income (loss) after provision for loan losses	80	1,284	(9,158)	3,143

Guaranty fee income (includes imputed interest of $27 and $461 for the three months ended September 30, 2010 and 2009, respectively, and $86 and $932 for the nine months ended September 30, 2010 and 2009, respectively)	51	1,923	157	5,334
Investment gains, net	82	785	271	963
Other-than-temporary impairments	(366)	(1,018)	(600)	(7,768)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	40	79	(99)	423

Net other-than-temporary impairments	(326)	(939)	(699)	(7,345)
Fair value gains (losses), net	525	(1,536)	(877)	(2,173)
Debt extinguishment losses, net (includes debt extinguishment losses related to consolidated trusts of $29 and $129 for the three months and nine months ended September 30, 2010, respectively)	(214)	(11)	(497)	(280)
Income (losses) from partnership investments	47	(520)	(37)	(1,448)
Fee and other income	253	194	674	583

Non-interest income (loss)	418	(104)	(1,008)	(4,366)

Administrative expenses:
Salaries and employee benefits	325	293	973	831
Professional services	305	178	759	501
Occupancy expenses	43	47	124	141
Other administrative expenses	57	44	149	122

Total administrative expenses	730	562	2,005	1,595
Provision for guaranty losses	78	19,350	111	52,785
Foreclosed property expense	787	64	1,255	1,161
Other expenses	243	231	613	828

Total expenses	1,838	20,207	3,984	56,369

Loss before federal income taxes	(1,340)	(19,027)	(14,150)	(57,592)
Benefit for federal income taxes	(9)	(143)	(67)	(743)

Net loss	(1,331)	(18,884)	(14,083)	(56,849)
Less: Net (income) loss attributable to the noncontrolling interest	(8)	12	(4)	55

Net loss attributable to Fannie Mae	(1,339)	(18,872)	(14,087)	(56,794)
Preferred stock dividends	(2,116)	(883)	(5,550)	(1,323)

Net loss attributable to common stockholders	$(3,455)	$(19,755)	$(19,637)	$(58,117)

Loss per share—Basic and Diluted	$(0.61)	$(3.47)	$(3.45)	$(10.24)
Weighted-average common shares outstanding—Basic and Diluted	5,695	5,685	5,694	5,677

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows
 (Dollars in millions)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009

Cash flows used in operating activities:
Net loss	$(14,083)	$(56,849)
Reconciliation of net loss to net cash used in operating activities
Amortization of debt of Fannie Mae cost basis adjustments	1,225	2,807
Amortization of debt of consolidated trusts cost basis adjustments	(721)	(5)
Provision for loan and guaranty losses	21,041	60,455
Valuation (gains) losses	(2,023)	2,961
Current and deferred federal income taxes	272	(1,861)
Derivatives fair value adjustments	910	(708)
Purchases of loans held for sale	(61)	(91,889)
Proceeds from repayments of loans held for sale	43	1,991
Net change in trading securities, excluding non-cash transfers	(36,227)	9,150
Other, net	(6,222)	(4,575)

Net cash used in operating activities	(35,846)	(78,523)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(7,984)	(27,183)
Proceeds from maturities of trading securities held for investment	1,997	9,413
Proceeds from sales of trading securities held for investment	21,488	7,395
Purchases of available-for-sale securities	(262)	(158,893)
Proceeds from maturities of available-for-sale securities	12,927	37,842
Proceeds from sales of available-for-sale securities	6,680	270,678
Purchases of loans held for investment	(59,145)	(35,169)
Proceeds from repayments of loans held for investment of Fannie Mae	15,025	26,576
Proceeds from repayments of loans held for investment of consolidated trusts	378,941	19,210
Net change in restricted cash	(11,111)	—
Advances to lenders	(44,951)	(66,017)
Proceeds from disposition of acquired property and preforeclosure sales	28,079	15,791
Net change in federal funds sold and securities purchased under agreements to resell or similar arrangements	33,219	23,101
Other, net	(476)	(19,632)

Net cash provided by investing activities	374,427	103,112
Cash flows used in financing activities:
Proceeds from issuance of short-term debt of Fannie Mae	555,422	1,118,028
Proceeds from issuance of short-term debt of consolidated trusts	10,067	—
Payments to redeem short-term debt of Fannie Mae	(537,181)	(1,210,316)
Payments to redeem short-term debt of consolidated trusts	(27,852)	—
Proceeds from issuance of long-term debt of Fannie Mae	335,115	232,956
Proceeds from issuance of long-term debt of consolidated trusts	182,014	22
Payments to redeem long-term debt of Fannie Mae	(311,257)	(211,063)
Payments to redeem long-term debt of consolidated trusts	(560,170)	(394)
Payments of cash dividends on senior preferred stock to Treasury	(5,554)	(1,320)
Proceeds from senior preferred stock purchase agreement with Treasury	25,200	44,900
Net change in federal funds purchased and securities sold under agreements to repurchase	185	47

Net cash used in financing activities	(334,011)	(27,140)
Net increase (decrease) in cash and cash equivalents	4,570	(2,551)
Cash and cash equivalents at beginning of period	6,812	17,933

Cash and cash equivalents at end of period	$11,382	$15,382

Cash paid during the period for:
Interest	$107,324	$21,403
Income taxes	—	876
Non-cash activities (excluding transition-related impacts—see Note 2):
Mortgage loans acquired by assuming debt	$322,923	$4
Net transfers from mortgage loans held for investment of consolidated trusts to mortgage loans held for investment of Fannie Mae	142,736	—
Transfers from advances to lenders to investments in securities	—	65,218
Transfers from advances to lenders to loans held for investment of consolidated trusts	40,795	—
Net transfers from mortgage loans to acquired property	49,305	3,744

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)
(Unaudited)

	Fannie Mae Stockholders’ Equity (Deficit)
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss	Stock	Interest	(Deficit)

Balance as of December 31, 2008	1	597	1,085	$1,000	$21,222	$650	$3,621	$(26,790)	$(7,673)	$(7,344)	$157	$(15,157)
Cumulative effect from the adoption of a new accounting standard on other-than- temporary impairments, net of tax	—	—	—	—	—	—	—	8,520	(5,556)	—	—	2,964
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	3	3
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(56,794)	—	—	(55)	(56,849)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $3,039)	—	—	—	—	—	—	—	—	5,644	—	—	5,644
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $2,536)	—	—	—	—	—	—	—	—	4,809	—	—	4,809
Reclassification adjustment for gains included in net loss (net of tax of $102)	—	—	—	—	—	—	—	—	(190)	—	—	(190)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	196	—	—	196
Amortization of net cash flow hedging gains	—	—	—	—	—	—	—	—	9	—	—	9
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	22	—	—	22

Total comprehensive loss												(46,359)
Senior preferred stock dividends	—	—	—	—	—	—	(1,320)	—	—	—	—	(1,320)
Increase to senior preferred liquidation preference	—	—	—	44,900	—	—	—	—	—	—	—	44,900
Conversion of convertible preferred stock into common stock	—	(15)	24	—	(765)	13	752	—	—	—	—	—
Other	—	—	1	—	—	—	58	1	—	(50)	—	9

Balance as of September 30, 2009	1	582	1,110	$45,900	$20,457	$663	$3,111	$(75,063)	$(2,739)	$(7,394)	$105	$(14,960)

Balance as of December 31, 2009	1	580	1,113	$60,900	$20,348	$664	$2,083	$(90,237)	$(1,732)	$(7,398)	$91	$(15,281)
Cumulative effect from the adoption of the accounting standards on transfers of financial assets and consolidation	—	—	—	—	—	—	—	6,706	(3,394)	—	(14)	3,298

Balance as of January 1, 2010, adjusted	1	580	1,113	60,900	20,348	664	2,083	(83,531)	(5,126)	(7,398)	77	(11,983)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,087)	—	—	4	(14,083)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for-sale securities, (net of tax of $1,889)	—	—	—	—	—	—	—	—	3,507	—	—	3,507
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $239)	—	—	—	—	—	—	—	—	460	—	—	460
Reclassification adjustment for gains included in net loss (net of tax of $16)	—	—	—	—	—	—	—	—	(29)	—	—	(29)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	1	—	—	1
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	5	—	—	5

Total comprehensive loss												(10,139)
Senior preferred stock dividends	—	—	—	—	—	—	(2,240)	(3,314)	—	—	—	(5,554)
Increase to senior preferred liquidation preference	—	—	—	25,200	—	—	—	—	—	—	—	25,200
Conversion of convertible preferred stock into common stock	—	(3)	4	—	(127)	3	124	—	—	—	—	—
Other	—	—	1	—	—	—	33	—	—	(3)	—	30

Balance as of September 30, 2010	1	577	1,118	$86,100	$20,221	$667	$—	$(100,932)	$(1,182)	$(7,401)	$80	$(2,447)

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

As of November 5, 2010 the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The GSE Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. FHFA’s proposed rule on conservatorship and receivership operations, published on July 9, 2010, defines “reasonable period” as a period of 18 months following the appointment of a conservator or receiver.

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of November 5, 2010, FHFA has not exercised this power.

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

Pursuant to the amended senior preferred stock purchase agreement, Treasury has committed to provide us with funding as needed to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $85.1 billion to date under Treasury’s funding commitment and the Acting Director of FHFA has submitted a request for an additional $2.5 billion from Treasury to eliminate our net worth deficit as of September 30, 2010. The aggregate liquidation preference of the senior preferred stock was $86.1 billion as of September 30, 2010 and will increase to $88.6 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of September 30, 2010.

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

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

which could have a material adverse impact on our liquidity, financial condition and results of operations. In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations.

In February 2010, the Obama Administration stated in its fiscal year 2011 budget proposal that it was continuing to monitor the situation of Fannie Mae, Freddie Mac and the Federal Home Loan Bank System and would continue to provide updates on considerations for longer-term reform of Fannie Mae and Freddie Mac as appropriate. In August, September and October 2010, the Obama Administration hosted conferences on housing finance reform, at which proposals regarding the future of Fannie Mae and Freddie Mac were discussed. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, Treasury is required to submit a report to Congress by January 31, 2011, with recommendations for ending the conservatorship of Fannie Mae and Freddie Mac. In addition, since June 2009, Congressional committees and subcommittees have held hearings to discuss the present condition and future status of Fannie Mae and Freddie Mac. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. These proposals may have a material impact on our ability to issue debt or refinance existing debt as it becomes due and hinder our ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2010 may not necessarily be indicative of the results for the year ending December 31, 2010. The unaudited interim condensed consolidated financial statements as of September 30, 2010 and our consolidated financial statements as of December 31, 2009 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), filed with the SEC on February 26, 2010.

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and the Treasury are deemed related parties. As of September 30, 2010, Treasury held an investment in our senior preferred stock with a liquidation preference of $86.1 billion. During 2009, Treasury engaged us to serve as program administrator for the Home Affordable Modification Program.

In addition, in 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac in which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through three separate assistance programs: a temporary credit and liquidity facilities (“TCLF”) program, a new issue bond (“NIB”) program and a multifamily credit enhancement program.

Under the TCLF program, we had $3.8 billion and $870 million outstanding, which includes principal and interest, of three-year standby credit and liquidity support as of September 30, 2010 and December 31, 2009,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

respectively. Treasury has purchased participating interests in these temporary credit and liquidity facilities. Under the NIB program, we had $7.6 billion and $3.5 billion outstanding of pass- through securities backed by single-family and multifamily housing bonds issued by HFAs as of September 30, 2010 and December 31, 2009, respectively. Treasury bears the initial loss of principal under the TCLF program and the NIB program up to 35% of the total principal on a combined program-wide basis. We are not participating in the multifamily credit enhancement program.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of September 30, 2010 and December 31, 2009, we held Freddie Mac mortgage-related securities with a fair value of $20.2 billion and $42.6 billion, respectively, and accrued interest receivable of $106 million and $230 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $239 million and $660 million for the three months ended September 30, 2010 and 2009, respectively, and $851 million and $1.5 billion for the nine months ended September 30, 2010 and 2009, respectively.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

In order to determine if an entity is considered a VIE, we first perform a qualitative analysis, which requires certain subjective decisions including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis.

We have interests in various entities that are considered VIEs. The primary types of entities are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions, limited partnership investments in low-income housing tax credit (“LIHTC”) and other housing partnerships, as well as mortgage and asset-backed trusts that were not created by us.

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the accounting standard on the consolidation of VIEs (the “new accounting standard”), and we adopted the new accounting standard prospectively for all existing VIEs effective January 1, 2010.

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

Primary Beneficiary Determination

Upon the adoption of the new accounting standard on January 1, 2010, if an entity is a VIE, we consider whether our variable interest in that entity causes us to be the primary beneficiary. Under the new accounting standard, an enterprise is deemed to be the primary beneficiary of a VIE when the enterprise has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) exposure to benefits and/or losses that could potentially be significant to the entity. The primary beneficiary of the VIE is required to consolidate and account for the assets, liabilities, and noncontrolling interests of the VIE in its consolidated financial statements. The assessment of the party that has the power to direct the activities of the VIE may require significant management judgment when (1) more than one party has power or (2) more than one party is involved in the design of the VIE but no party has the power to direct the ongoing activities that could be significant.

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

Measurement of Consolidated Assets and Liabilities

In accordance with the new accounting standard, on the transition date, January 1, 2010, we initially measured the assets and liabilities of the newly consolidated securitization trusts at their unpaid principal balances and established a corresponding valuation allowance and accrued interest, as it was not practicable to determine the carrying amount of such assets and liabilities. The securitization assets and liabilities that did not qualify for the use of this practical expedient were initially measured at fair value. As such, we recognized in our condensed consolidated balance sheet the mortgage loans underlying our consolidated trusts as “Mortgage loans held for investment of consolidated trusts.” We also recognized securities issued by these trusts that are held by third parties in our condensed consolidated balance sheet as either “Short-term debt of consolidated trusts” or “Long-term debt of consolidated trusts.”

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

If we cease to be deemed the primary beneficiary of a VIE, we deconsolidate the VIE. We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Investment gains, net” in our condensed consolidated statements of operations. We also record gains or losses that are associated with the consolidation of a VIE as “Investment gains, net” in our condensed consolidated statements of operations.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Single-Class Securitization Trusts

Our single-class securitization trusts are trusts we create to issue single-class Fannie Mae MBS that evidence an undivided interest in the mortgage loans held in the trust. Investors in single-class Fannie Mae MBS receive principal and interest payments in proportion to their percentage ownership of the MBS issuance. We guarantee to each single-class securitization trust that we will supplement amounts received by the single-class securitization trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

We create single-class securitization trusts through both our lender swap and portfolio securitization transaction programs. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we immediately deposit into an MBS trust. The MBS are then issued to the lender in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash. We consolidate most of the single-class securitization trusts that are issued under these programs because our role as guarantor and master servicer provides us with the power to direct matters that impact the credit risk to which we are exposed.

When we purchase single-class Fannie Mae MBS issued from a consolidated trust, we account for the transaction as an extinguishment of debt in our condensed consolidated financial statements. We record a gain or loss on the extinguishment of such debt to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated debt reported in our condensed consolidated balance sheet (including unamortized premiums, discounts or the other cost basis adjustments) at the time of purchase. We account for the sale of an MBS from Fannie Mae’s portfolio to a third party that was issued from a consolidated trust as the issuance of debt in our condensed consolidated financial statements. We amortize the related premiums, discounts and other cost basis adjustments into income over time.

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

Single-Class Resecuritization Trusts

Single-class resecuritization trusts are created by depositing Fannie Mae MBS into a new securitization trust for the purpose of aggregating multiple MBS into a single larger security. The cash flows from the new security represent an aggregation of the cash flows from the underlying MBS. We guarantee to each single-class resecuritization trust that we will supplement amounts received by the trust as required to permit timely payments of principal and interest on the related Fannie Mae securities. However, we assume no additional credit risk in such a resecuritization transaction, because the underlying assets are MBS for which we have

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

already provided a guaranty. Additionally, our involvement with these trusts does not provide any incremental rights or power that would enable Fannie Mae to direct any activities of the trusts. As a result, we are not the primary beneficiaries of, and therefore do not consolidate, our single-class resecuritization trusts.

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

Multi-Class Resecuritization Trusts

Multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae securities, including Real Estate Mortgage Investment Conduits (“REMICs”) and strip securities, in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. We guarantee to each multi-class resecuritization trust that we will supplement amounts received by the trusts as required to permit timely payments of principal and interest, as applicable, on the related Fannie Mae securities. However, we assume no additional credit risk in such a resecuritization transaction because the underlying assets are Fannie Mae MBS for which we have already provided a guaranty. Although we may be exposed to prepayment risk via our ownership of the securities issued by these trusts, we do not have the ability via our involvement with a multi-class resecuritization trust to impact the economic risk to which we are exposed. Therefore, we do not consolidate such a multi-class resecuritization trust until we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

We account for the purchase of the securities issued by consolidated multi-class resecuritization trusts as an extinguishment of the debt issued by these trusts and the subsequent sale of such securities as the issuance of multi-class debt. In contrast to our single-class resecuritization trust, the cash flows from the underlying mortgage assets are divided between the debt securities issued by the multi-class resecuritization trust, and therefore, the debt issued by a multi-class resecuritization trust is not substantially the same as the consolidated MBS debt. As a result, if a multi-class resecuritization trust is not consolidated, we account for the purchase and subsequent sale of such securities as the transfer of an investment security rather than the issuance or extinguishment of the related multi-class debt in accordance with the new accounting standard for the transfers of financial assets.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities,” for additional information regarding the impact upon adoption.

Portfolio Securitizations

We evaluate a transfer of financial assets in a portfolio securitization transaction to an entity that is not consolidated to determine whether the transfer qualifies as a sale. Transfers of financial assets for which we surrender control of the transferred assets are recorded as sales.

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

Prior to the adoption of the new accounting standards on the transfers of financial assets and the consolidation of VIEs (“the new accounting standards”), we reflected the creation of Fannie Mae MBS through either the securitization of loans held for sale or advances to lenders as a non-cash activity in our condensed consolidated statements of cash flows in the line items “Securitization-related transfers from mortgage loans held for sale to investments in securities” or “Transfers from advances to lenders to investments in securities,” respectively. Cash inflows from the sale of a Fannie Mae MBS created through the securitization of loans held

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

for sale were reflected in the condensed consolidated statements of cash flows based on the balance sheet classification of the associated Fannie Mae MBS as either “Net decrease in trading securities, excluding non-cash transfers,” or “Proceeds from sales of available-for-sale securities.” Subsequent to the adoption of these new accounting standards, we continue to apply this presentation to unconsolidated trusts. For consolidated trusts, we classify cash flows related to mortgage loans held by our consolidated trusts as either investing activities (for principal repayments) or operating activities (for interest received from borrowers included as a component of our net loss). Cash flows related to debt securities issued by consolidated trusts are classified as either financing activities (for repayments of principal to certificateholders) or operating activities (for interest payments to certificateholders included as a component of our net loss). We distinguish between the payments and proceeds related to the debt of Fannie Mae and the debt of consolidated trusts, as applicable.

In the three month period ended September 30, 2010, we identified certain servicer and consolidation related transactions that were not appropriately reflected in our condensed consolidated statements of cash flows for the three and six month periods ended March 31, 2010 and June 30, 2010, respectively. As a result, our condensed consolidated statement of cash flows for the nine months ended September 30, 2010 includes a $9.4 billion adjustment to decrease net cash used in operating activities, primarily included within “Other, net,” an $11.9 billion adjustment to decrease net cash provided by investing activities, primarily related to “Proceeds from repayments of loans held for investment of consolidated trusts,” and a $2.5 billion adjustment to decrease net cash used in financing activities. We have evaluated the effects of these misstatements, both quantitatively and qualitatively, on our three months ended March 31, 2010 and our six months ended June 30, 2010 condensed consolidated statements of cash flows and concluded that these prior periods are not materially misstated.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

necessary to eliminate such doubt. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured.

Restructured Loans

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). For single-family loans, we conclude that a concession has been granted to a borrower when we determine that the effective yield based on the restructured loan term is less than the effective yield prior to the modification. For multifamily loans, we consider other factors to determine if a concession has been granted to the borrower, such as whether the modified loan terms represent a market rate of return relative to the risk profile of the borrower. We measure impairment of a loan restructured in a TDR individually based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred to effect a TDR are expensed as incurred.

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

Loans Purchased or Eligible to be Purchased from Trusts

For our single-class securitization trusts that include a Fannie Mae guaranty, we have the option to purchase a loan from the trust after four or more consecutive monthly payments due under the loan are delinquent in whole, or in part. With respect to single-family mortgage loans in trusts with issue dates on or after January 1, 2009, we also have the option to purchase a loan from the trust after the loan has been delinquent for at least one monthly payment, if the delinquency has not been fully cured on or before the next payment date (that is, 30 days delinquent), and it is determined that it is appropriate to execute loss mitigation activity that is not permissible while the loan is held in a trust. Fannie Mae, as guarantor or as issuer, may also purchase mortgage loans when other pre-defined contingencies have been met, such as when there is a material breach of a seller’s representation and warranty. Under long-term standby commitments, we purchase credit-impaired loans from lenders when the loans subject to these commitments meet certain delinquency criteria. This arrangement also allows the lender to deliver qualified loans in exchange for our guaranteed Fannie Mae MBS.

Effective January 1, 2010, when we purchase mortgage loans from consolidated trusts, we reclassify the loans from “Mortgage loans held for investment of consolidated trusts” to “Mortgage loans held for investment by Fannie Mae” and, upon settlement, we record an extinguishment of the corresponding portion of the debt of the consolidated trusts.

For unconsolidated trusts, loans that are credit impaired at the time of acquisition are recorded at the lower of their acquisition cost (unpaid principal balance plus accrued interest) or fair value. A loan is considered credit

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

impaired at acquisition when there is evidence of credit deterioration subsequent to the loan’s origination and it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable (ignoring insignificant delays in contractual payments). We record each acquired loan that does not meet these criteria at its acquisition cost.

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

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. The reserve for guaranty losses is a liability account in our condensed consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. We recognize incurred losses by

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

recording a charge to the “Provision for loan losses” or the “Provision for guaranty losses” in our condensed consolidated statements of operations.

Single-Family Loans

Credit losses related to groups of similar single-family HFI loans that are not individually impaired are recognized when (1) available information as of each balance sheet date indicates that it is probable a loss has occurred and (2) the amount of the loss can be reasonably estimated. We aggregate single-family loans (except for those that are deemed to be individually impaired), based on similar risk characteristics for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate given multiple factors which include but are not limited to: origination year; loan product type; mark-to-market loan-to-value (“LTV”) ratio; and delinquency status. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on historical events and trends, such as loss severity, default rates, and recoveries from mortgage insurance contracts and other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.

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

Individually Impaired Single-Family Loans

We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment and shortfalls in amount received. Determination of whether a delay in payment or shortfall in amount is more than insignificant requires management’s judgment as to the facts and circumstances surrounding the loan.

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

Amortization of Cost Basis Adjustments

We amortize cost basis adjustments, including premiums and discounts on mortgage loans and securities, as a yield adjustment using the interest method over the contractual or estimated life of the loan or security. We amortize these cost basis adjustments into interest income for mortgage securities and for loans we classify as

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

HFI. We do not amortize cost basis adjustments for loans that we classify as HFS, but include them in the calculation of the gain or loss on the sale of those loans.

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

Cash Collateral

We pledged $4.8 billion and $5.4 billion in cash collateral as of September 30, 2010 and December 31, 2009, respectively, related to our derivative activities. For derivative positions with the same counterparty under master netting arrangements where we pledge cash collateral, we remove it from “Cash and cash equivalents” and net the right to receive it against “Derivative liabilities at fair value” in our condensed consolidated balance sheets as a part of our counterparty netting calculation. Additionally, we pledged $5.7 billion and $5.4 billion in cash collateral as of September 30, 2010 and December 31, 2009, respectively, related to operating activities and recorded this amount as “Other assets” or “Federal funds sold and securities purchased under agreements to resell or similar arrangements” in our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We record cash collateral accepted from a counterparty that we have the right to use as “Cash and cash equivalents” and cash collateral accepted from a counterparty that we do not have the right to use as “Restricted cash” in our condensed consolidated balance sheets. We net our obligation to return cash collateral pledged to us against “Derivative assets at fair value” in our condensed consolidated balance sheets as part of our counterparty netting calculation. We accepted cash collateral of $4.6 billion and $4.1 billion as of September 30, 2010 and December 31, 2009, respectively, of which $3.4 billion and $3.0 billion, respectively, was restricted.

Non-Cash Collateral

We classify securities pledged to counterparties as either “Investments in securities” or “Cash and cash equivalents” in our condensed consolidated balance sheets. Securities pledged to counterparties that have been consolidated with the underlying assets recognized as loans are included as “Mortgage loans” in our condensed consolidated balance sheets. We pledged $1.1 billion of available-for-sale (“AFS”) securities that the counterparty had the right to resell or repledge as of December 31, 2009. We did not pledge any AFS securities as of September 30, 2010. We pledged $3.0 billion and $1.9 billion in HFI loans that the counterparty had the right to sell or repledge as of September 30, 2010 and December 31, 2009, respectively.

The fair value of non-cash collateral accepted that we were permitted to sell or repledge was $1.5 billion and $67 million as of September 30, 2010 and December 31, 2009, respectively, none of which was sold or repledged. The fair value of non-cash collateral accepted that we were not permitted to sell or repledge was $20.6 billion and $6.3 billion as of September 30, 2010 and December 31, 2009, respectively.

Additionally, we provide early funding to lenders on a collateralized basis and account for the advances as secured lending arrangements. We recognize the amounts funded to lenders in “Advances to lenders” in our condensed consolidated balance sheets.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is collateralized by the underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, we report the collateral of the transferred securities at fair value, excluding accrued interest. The fair value of these securities is classified in “Investments in securities” in our condensed consolidated balance sheets. We had no such repurchase agreements outstanding as of September 30, 2010 or December 31, 2009.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Gains (Losses), Net

Fair value gains (losses), net, consists of fair value gains and losses on derivatives, trading securities, debt carried at fair value, foreign currency debt and loans carried at fair value. The following table displays the composition of “Fair value gains (losses), net” for the three and nine months ended September 30, 2010 and 2009.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Derivatives fair value losses, net	$(124)	$(3,123)	$(3,283)	$(5,366)
Trading securities gains, net	889	1,683	2,587	3,411
Debt foreign exchange losses, net	(117)	(47)	(40)	(161)
Debt fair value losses, net	(48)	(49)	(66)	(57)
Mortgage loans fair value losses, net	(75)	—	(75)	—

Fair value gains (losses), net	$525	$(1,536)	$(877)	$(2,173)

Reclassifications

To conform to our current period presentation, we have reclassified amounts reported in our condensed consolidated financial statements. In our condensed consolidated balance sheet as of December 31, 2009, we reclassified $536 million from “Allowance for loan losses” to “Allowance for accrued interest receivable.” In our condensed consolidated statement of operations, we reclassified $19.4 billion and $2.5 billion for the three months ended September 30, 2009 and $52.8 billion and $7.7 billion for the nine months ended September 30, 2009 from “Provision for credit losses,” which is no longer presented, to “Provision for guaranty losses” and “Provision for loan losses,” respectively. In our condensed consolidated statement of cash flows for the nine months ended September 30, 2009, we reclassified $19.2 billion from “Reimbursements to servicers for loan advances” to “Other, net.” In our condensed consolidated statement of changes in equity (deficit) for the nine months ended September 30, 2009, we reclassified $4.8 billion, net of tax of $2.5 billion, from “Changes in net unrealized losses on available-for-sale securities” to “Reclassification adjustment for other-than-temporary impairments recognized in our net loss.”

New Accounting Pronouncement

Credit Quality of Financing Receivables and the Allowance for Loan Losses

In July 2010, the FASB issued a revised standard that amends existing disclosure guidance for financing receivables (i.e., loans) to require a greater level of disaggregated information about the credit quality of financing receivables and the allowance for loan losses. Specifically, the new standard requires expanded disclosure of loan credit quality indicators, the activity in the allowance for loan losses for each period, loan delinquency aging, individually impaired loans, loans on nonaccrual status, and loan modifications that represent troubled debt restructurings.

The revised standard is effective for interim and annual reporting periods ending on or after December 15, 2010. We will incorporate the expanded disclosure requirements into our Form 10-K for the year ending December 31, 2010. Because the revised standard only requires additional note disclosures, it will affect the notes to our consolidated financial statements, but have no impact on our consolidated financial statements.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

2.	Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities

Effective January 1, 2010, we prospectively adopted the new accounting standards on the transfer of financial assets and the consolidation of VIEs for all VIEs existing as of January 1, 2010 (“transition date”). The new accounting standards removed the scope exception for QSPEs and replaced the previous consolidation model with a qualitative model for determining the primary beneficiary of a VIE. Upon adoption of the new accounting standards, we consolidated the substantial majority of our single-class securitization trusts, which had significant impacts on our condensed consolidated financial statements. The key financial statement impacts are summarized below.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The table below presents the impact to the unpaid principal balance of our mortgage loans at the transition date.

	As of December 31, 2009		Transition Impact		As of January 1, 2010
	Of Fannie	Of Consolidated	Of Fannie	Of Consolidated	Of Fannie	Of Consolidated
	Mae	Trusts	Mae	Trusts	Mae	Trusts
	(Dollars in millions)

Single-family:
Government insured or guaranteed	$51,454	$945	$—	$1	$51,454	$946
Conventional:
Long-term fixed-rate	90,245	89,409	(5,272)	2,029,932	84,973	2,119,341
Intermediate-term fixed-rate	8,069	21,405	(178)	318,329	7,891	339,734
Adjustable-rate	16,889	17,713	(2)	190,706	16,887	208,419

Total single-family conventional	115,203	128,527	(5,452)	2,538,967	109,751	2,667,494

Total single-family	$166,657	$129,472	$(5,452)	$2,538,968	$161,205	$2,668,440

Multifamily:
Government insured or guaranteed	$585	$—	$—	$—	$585	$—
Conventional:
Long-term fixed-rate	4,937	790	—	3,752	4,937	4,542
Intermediate-term fixed-rate	81,456	10,304	—	35,672	81,456	45,976
Adjustable-rate	21,535	807	—	5,603	21,535	6,410

Total multifamily conventional	107,928	11,901	—	45,027	107,928	56,928

Total multifamily	$108,513	$11,901	$—	$45,027	$108,513	$56,928

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

Our three reportable segments continue to be: Single-Family, Multifamily (formerly “HCD”), and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is measured based on the type of business activities it performs.

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

Consolidated VIEs

The following table displays the assets and liabilities of consolidated VIEs in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. The difference between total assets of consolidated VIEs and total liabilities of consolidated VIEs is primarily due to our investment in the debt securities of consolidated VIEs. In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

	As of
	September 30,	December 31,
	2010(1)	2009(1)
	(Dollars in millions)

Assets:
Cash and cash equivalents	$4	$2,092
Restricted cash	52,796	—
Trading securities	22	5,599
Available-for-sale securities	591	10,513
Loans held for sale	701	11,646
Loans held for investment	2,559,629	129,590
Accrued interest receivable	10,029	519
Servicer and MBS trust receivable	727	466
Other assets(2)	17	451

Total assets of consolidated VIEs	$2,624,516	$160,876

Liabilities:
Accrued interest payable	$9,838	$29
Short-term debt	5,969	—
Long-term debt	2,385,446	6,167
Servicer and MBS trust payable	640	850
Other liabilities(3)	330	385

Total liabilities of consolidated VIEs	$2,402,223	$7,431

(1)	Includes VIEs created through lender swaps, private label wraps and portfolio securitization transactions.

(2)	Includes partnership investments of $430 million and cash, cash equivalents and restricted cash of $21 million in limited partnerships as of December 31, 2009.

(3)	Includes partnership liabilities of $385 million as of December 31, 2009.

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

In addition to the VIEs consolidated as a result of initially adopting the new accounting standards, we consolidated VIEs as of September 30, 2010 that were not consolidated as of December 31, 2009. These VIEs are Fannie Mae multi-class resecuritization trusts and were consolidated because we now hold in our portfolio a substantial portion of the certificates. As a result of consolidating these multi-class resecuritization trusts, which had combined total assets of $1.1 billion as of September 30, 2010, we derecognized our investment in these trusts and recognized the assets and liabilities of the consolidated trusts at their fair value.

As of December 31, 2009, we consolidated VIEs that were no longer consolidated as of September 30, 2010, excluding the impact of adopting the new accounting standards. These VIEs were Fannie Mae multi-class resecuritization trusts and were deconsolidated because we no longer hold in our portfolio a substantial portion of the certificates. As a result of deconsolidating these multi-class resecuritization trusts, which had combined total assets of $488 million as of December 31, 2009, we derecognized the assets and liabilities of the trusts and recognized at fair value our retained interests as securities in our condensed consolidated balance sheet.

For the three months ended September 30, 2010 and 2009, we recognized a loss of $10 million and a gain of $88 million, respectively, upon deconsolidation of VIEs. For the nine months ended September 30, 2010 and 2009, we recognized a loss of $27 million and a gain of $186 million, respectively, upon deconsolidation of VIEs. We recognize these amounts as a component of “Investment gains, net” in our condensed consolidated statements of operations.

Unconsolidated VIEs

We also have investments in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These unconsolidated VIEs include securitization trusts, as well as other equity investments. The following table displays the total assets as of September 30, 2010 and December 31, 2009 of unconsolidated VIEs with which we are involved.

	As of
	September 30,	December 31,
	2010	2009
	(Dollars in millions)

Mortgage-backed trusts	$745,586	$3,044,516
Asset-backed trusts	371,043	484,703
Limited partnership investments	15,685	13,085
Mortgage revenue bonds and other credit-enhanced bonds	8,025	8,061

Total assets of unconsolidated VIEs	$1,140,339	$3,550,365

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the carrying amount and classification of the assets and liabilities as of September 30, 2010 and December 31, 2009 and the maximum exposure to loss as of September 30, 2010 related to our variable interests in unconsolidated VIEs with which we are involved.

	As of
	September 30, 2010		December 31, 2009
		Maximum
	Carrying Amount	Exposure to Loss	Carrying Amount(1)
	(Dollars in millions)

Assets:
Available-for-sale securities(2)	$90,929	$81,316	$190,135
Trading securities(2)	30,570	30,339	91,222
Guaranty assets	247	—	8,195
Partnership investments	137	529	144
Servicer and MBS trust receivable	9	9	15,903
Other assets	—	—	1,320

Total assets related to our interests in unconsolidated VIEs	$121,892	$112,193	$306,919

Liabilities:
Reserve for guaranty losses	$241	$241	$52,703
Guaranty obligations	480	21,680	13,504
Partnership liabilities	217	47	325
Servicer and MBS trust payable	14	14	20,371
Other liabilities	—	—	818

Total liabilities related to our interest in unconsolidated VIEs	$952	$21,982	$87,721

(1)	Includes VIEs created through lender swaps and portfolio securitization transactions. Our total maximum exposure to loss relating to unconsolidated VIEs was $2.6 trillion as of December 31, 2009.

(2)	Contains securities exposed through consolidation which may also represent an interest in other unconsolidated VIEs.

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended September 30, 2010 and 2009, the unpaid principal balance of portfolio securitizations was $35.1 billion and $39.5 billion, respectively. For the nine months ended September 30, 2010 and 2009, the unpaid principal balance of portfolio securitizations was $68.0 billion and $197.9 billion, respectively.

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

The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of September 30, 2010
Unpaid principal balance	$67	$18,090
Fair value	72	19,372
Impact on value from a 10% adverse change	(7)	(1,937)
Impact on value from a 20% adverse change	(14)	(3,874)
Weighted-average coupon	6.58%	6.42%
Weighted-average loan age	3.9 years	4.7 years
Weighted-average maturity	26.0 years	23.1 years
As of December 31, 2009
Unpaid principal balance	$34,260	$19,472
Fair value	35,455	20,224
Impact on value from a 10% adverse change	(3,546)	(2,022)
Impact on value from a 20% adverse change	(7,091)	(4,045)
Weighted-average coupon	5.62%	6.82%
Weighted-average loan age	2.9 years	4.6 years
Weighted-average maturity	24.2 years	26.1 years

For the three months ended September 30, 2010 and 2009, the principal and interest received on retained interests was $855 million and $3.1 billion, respectively. For the nine months ended September 30, 2010 and 2009, the principal and interest received on retained interests was $2.6 billion and $7.9 billion, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Managed Loans

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. As noted above, our adoption of the new accounting standards resulted in a significant increase in mortgage loans held for investment and a decrease in loans held for sale in our condensed consolidated balance sheets, as well as a decrease in the amount of loans securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of September 30, 2010 and December 31, 2009.

	Unpaid	Principal Amount of
	Principal Balance	Delinquent Loans(1)
	(Dollars in millions)

As of September 30, 2010
Loans held for investment	$2,976,067	$181,308
Loans held for sale	970	79
Securitized loans	2,133	74

Total loans managed	$2,979,170	$181,461

As of December 31, 2009
Loans held for investment	$395,551	$51,051
Loans held for sale	20,992	140
Securitized loans	187,922	5,161

Total loans managed	$604,465	$56,352

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which we are no longer accruing interest. We discontinue accruing interest when payment of principal and interest in full is not reasonably assured.

Qualifying Sales of Portfolio Securitizations

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

Beginning January 1, 2010, we recognize all assets obtained and all liabilities incurred at fair value. We recorded a net gain on portfolio securitizations of $8 million and $353 million for the three months ended September 30, 2010 and 2009, respectively. We recorded a net gain on portfolio securitizations of $21 million and $983 million for the nine months ended September 30, 2010 and 2009, respectively. We recognize these amounts as a component of “Investment gains, net” in our condensed consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays cash flows from our securitization trusts related to portfolio securitizations accounted for as sales for the three and nine months ended September 30, 2010 and 2009.

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Proceeds from the initial sale of securities (new securitizations) (1)	$169	$15,541	$544	$76,880

(1)	For the nine months ended September 30, 2010, proceeds from the initial sale of securities (new securitizations) was reduced by $1.6 billion primarily related to deconsolidated REMICs that should have been presented as proceeds from issuance of long-term debt of consolidated trusts.

4.	Mortgage Loans

The following table displays loans in our mortgage portfolio as of September 30, 2010 and December 31, 2009 and reflects the adoption of the new accounting standards.

	As of
	September 30, 2010			December 31, 2009(1)
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family	$320,523	$2,488,098	$2,808,621	$166,657	$129,472	$296,129
Multifamily	105,390	63,026	168,416	108,513	11,901	120,414

Total unpaid principal balance of mortgage loans	425,913	2,551,124	2,977,037	275,170	141,373	416,543
Unamortized premiums (discounts) and other cost basis adjustments, net	(15,647)	9,219	(6,428)	(11,196)	28	(11,168)
Lower of cost or fair value adjustments on loans held for sale	(24)	(14)	(38)	(729)	(160)	(889)
Allowance for loan losses for loans held for investment	(45,273)	(14,467)	(59,740)	(8,078)	(1,847)	(9,925)

Total mortgage loans	$364,969	$2,545,862	$2,910,831	$255,167	$139,394	$394,561

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

Impaired Loans

Impaired loans include performing and nonperforming single-family and multifamily TDRs, acquired credit-impaired loans, and other multifamily loans. The following table displays the recorded investment and

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

corresponding specific loss allowance as of September 30, 2010 and December 31, 2009 for all impaired loans.

	As of September 30, 2010			As of December 31, 2009
	Recorded		Net	Recorded		Net
	Investment	Allowance	Investment	Investment	Allowance	Investment
	(Dollars in millions)

Impaired loans:(1)
With valuation allowance	$128,183	$35,856	$92,327	$27,050	$5,995	$21,055
Without valuation allowance(2)	12,488	—	12,488	8,420	—	8,420

Total	$140,671	$35,856	$104,815	$35,470	$5,995	$29,475

(1)	Includes single-family loans restructured in a TDR with a recorded investment of $133.6 billion and $23.9 billion as of September 30, 2010 and December 31, 2009, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $71 million and $51 million as of September 30, 2010 and December 31, 2009, respectively.

(2)	The discounted cash flows, collateral value or fair value equals or exceeds the carrying value of the loan, and as such, no valuation allowance is required.

The average recorded investment in impaired loans was $138.8 billion and $22.1 billion for the three months ended September 30, 2010 and 2009, respectively, and $128.3 billion and $17.3 billion for the nine months ended September 30, 2010 and 2009, respectively. Interest income recognized on impaired loans was $1.3 billion and $424 million for the three months ended September 30, 2010 and 2009, respectively, and $4.1 billion and $1.1 billion for the nine months ended September 30, 2010 and 2009, respectively.

Loans Acquired in a Transfer

We acquired delinquent unconsolidated loans with an unpaid principal balance plus accrued interest of $67 million and $13.7 billion for the three months ended September 30, 2010 and 2009, respectively, and $227 million and $20.0 billion for the nine months ended September 30, 2010 and 2009, respectively. The following table displays the outstanding balance and carrying amount of acquired credit-impaired loans as of September 30, 2010 and December 31, 2009, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	As of
	September 30,	December 31,
	2010	2009
	(Dollars in millions)

Outstanding contractual balance	$10,242	$24,106
Carrying amount:
Loans on accrual status	2,162	2,560
Loans on nonaccrual status	3,145	8,952

Total carrying amount of loans	$5,307	$11,512

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays details on activity for acquired credit-impaired loans at their acquisition dates for the three and nine months ended September 30, 2010 and 2009, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$88	$14,663	$248	$21,461
Nonaccretable difference	52	3,275	111	4,994

Cash flows expected to be collected at acquisition(1)	36	11,388	137	16,467
Accretable yield	15	5,339	64	7,580

Initial investment in acquired credit-impaired loans at acquisition	$21	$6,049	$73	$8,887

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

The following table displays activity for the accretable yield of all outstanding acquired credit-impaired loans for the three and nine months ended September 30, 2010 and 2009. Accreted effective interest is shown for only those loans that we were still accounting for as acquired credit-impaired loans for the respective periods.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Beginning balance	$4,980	$2,296	$10,117	$1,559
Additions	15	5,339	64	7,580
Accretion	(80)	(50)	(237)	(156)
Reductions(1)	(1,218)	(3,718)	(5,517)	(6,202)
Changes in estimated cash flows(2)	(705)	2,458	(1,233)	3,672
Reclassifications to nonaccretable difference(3)	(22)	473	(224)	345

Ending balance	$2,970	$6,798	$2,970	$6,798

(1)	Reductions are the result of liquidations and loan modifications due to TDRs.

(2)	Represents changes in expected cash flows due to changes in prepayment and other assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

The following table displays interest income recognized and the impact to the “Provision for loan losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the three and nine months ended September 30, 2010 and 2009. The accretion of fair value discount reported in the table below relates primarily to credit-impaired loans that were acquired prior to the transition date. Subsequent to the transition date, our condensed consolidated statements of operations no longer reflect the recognition of fair value losses on the majority of acquisitions of

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

credit-impaired loans because the loans are already recorded in our condensed consolidated balance sheets at the time of purchase.

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Accretion of fair value discount(1)	$231	$79	$785	$342
Interest income on loans returned to accrual status or subsequently modified as TDRs	235	63	854	209

Total interest income recognized on acquired credit-impaired loans	$466	$142	$1,639	$551

(Decrease) increase in “Provision for loan losses” subsequent to the acquisition of credit-impaired loans	$(125)	$790	$319	$990

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

5.	Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and loans backing Fannie Mae MBS issued from consolidated trusts and a reserve for guaranty losses related to loans backing Fannie Mae MBS issued from unconsolidated trusts and loans that we have guaranteed under long-term standby commitments. We refer to our allowance for loan losses and reserve for guaranty losses collectively as our combined loss reserves. When calculating our reserve for guaranty losses, we consider all contractually past due interest income including payments expected to be missed between the balance sheet date and the point of loan acquisition or foreclosure. When calculating our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which includes interest income only while the loan was on accrual status. Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties, particularly in the rapidly changing credit environment.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2010			2009	2010			2009
	Of	Of			Of	Of
	Fannie	Consolidated			Fannie	Consolidated
	Mae	Trusts	Total		Mae	Trusts	Total
	(Dollars in millions)

Allowance for loan losses:
Beginning balance(1)	$42,844	$17,738	$60,582	$6,532	$8,078	$1,847	$9,925	$2,772
Adoption of new accounting standards	—	—	—	—	—	43,576	43,576	—
Provision for loan losses	2,144	2,552	4,696	2,546	11,008	9,922	20,930	7,670
Charge-offs(2)	(5,946)	(1,243)	(7,189)	(448)	(12,097)	(6,645)	(18,742)	(1,757)
Recoveries	205	304	509	52	367	872	1,239	155
Transfers(3)	5,131	(5,131)	—	—	41,606	(41,606)	—	—
Net reclassifications(1)(4)	895	247	1,142	(215)	(3,689)	6,501	2,812	(373)

Ending balance(1)(5)	$45,273	$14,467	$59,740	$8,467	$45,273	$14,467	$59,740	$8,467

Reserve for guaranty losses:
Beginning balance	$246	$—	$246	$48,280	$54,430	$—	$54,430	$21,830
Adoption of new accounting standards	—	—	—	—	(54,103)	—	(54,103)	—
Provision for guaranty losses	78	—	78	19,350	111	—	111	52,785
Charge-offs(6)(7)	(48)	—	(48)	(10,901)	(165)	—	(165)	(18,159)
Recoveries	—	—	—	176	3	—	3	449

Ending balance	$276	$—	$276	$56,905	$276	$—	$276	$56,905

(1)	Prior period amounts have been reclassified to conform to current year presentation.

(2)	Includes accrued interest of $811 million and $416 million for the three months ended September 30, 2010 and 2009, respectively and $2.0 billion and $990 million for the nine months ended September 30, 2010 and 2009, respectively.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable and preforeclosure property taxes and insurance due from borrowers.

(5)	Includes $397 million and $1.1 billion as of September 30, 2010 and 2009, respectively, for acquired credit-impaired loans.

(6)	Includes charges of $24 million and $212 million for the three and nine months ended September 30, 2009, respectively, related to unsecured HomeSaver Advance loans. There were no charges related to unsecured HomeSaver Advance loans for the three and nine months ended September 30, 2010.

(7)	Includes charges recorded at the date of acquisition of $41 million and $7.7 billion for the three months ended September 30, 2010 and 2009, respectively, and $146 million and $11.2 billion for the nine months ended September 30, 2010 and 2009, respectively, for acquired credit-impaired loans where the acquisition cost exceeded the fair value of the acquired loan.

In the three month period ended June 30, 2010, we identified that for a portion of our delinquent loans we had not estimated and recorded our obligation to reimburse servicers for advances they made on our behalf for preforeclosure property taxes and insurance. We previously recognized these expenses when we reimbursed

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

servicers. We also did not record a receivable from borrowers for these payments or assess the collectibility of the receivable. As such, we did not record an allowance for estimated uncollectable amounts. We evaluated the effects of this misstatement, both quantitatively and qualitatively, on our three month period ended March 31, 2010 and our 2009 and prior consolidated financial statements and concluded that no prior periods are materially misstated. We have also concluded that the misstatement is not material to our projected annual 2010 loss.

The nine month period ended September 30, 2010 includes an out-of-period adjustment of $1.1 billion to our condensed consolidated statements of operations reflecting our assessment of the collectibility of the receivable from the borrowers.

6.	Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of September 30, 2010 and December 31, 2009.

	As of
	September 30, 2010	December 31, 2009
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$7,666	$74,750
Freddie Mac	1,376	15,082
Ginnie Mae	86	1
Alt-A private-label securities	1,671	1,355
Subprime private-label securities	1,591	1,780
CMBS	10,823	9,335
Mortgage revenue bonds	678	600
Other mortgage-related securities	155	154

Total	24,046	103,057

Non-mortgage-related securities:
U.S. Treasury securities	38,775	3
Asset-backed securities	6,638	8,515
Corporate debt securities	—	364

Total	45,413	8,882

Total trading securities	$69,459	$111,939

Losses in trading securities held in our portfolio, net	$2,265	$2,685

As of September 30, 2010, we held U.S. Treasury securities with fair values of $6.0 billion which we elected to classify as “Cash and cash equivalents” in our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses for the three and nine months ended September 30, 2010 and 2009.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Net trading gains:
Mortgage-related securities	$879	$1,482	$2,497	$2,172
Non-mortgage-related securities	10	201	90	1,239

Total	$889	$1,683	$2,587	$3,411

Net trading gains recorded in the period related to securities still held at period end:
Mortgage-related securities	$872	$1,481	$2,368	$2,139
Non-mortgage-related securities	7	205	71	1,152

Total	$879	$1,686	$2,439	$3,291

Available-for-Sale Securities

We measure AFS securities at fair value with unrealized gains and losses recorded as a component of “Accumulated other comprehensive loss” (“AOCI”), net of tax, in our condensed consolidated balance sheets. We record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and nine months ended September 30, 2010 and 2009.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in millions)

Gross realized gains	$170	$1,718	$515	$3,887
Gross realized losses	101	983	280	2,929
Total proceeds(1)	978	86,200	6,136	193,931

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 3, Consolidations and Transfers of Financial Assets.” For the nine months ended September 30, 2010, proceeds were reduced by $1.3 billion primarily related to deconsolidated REMICs that should have been presented as proceeds from issuance of long-term debt of consolidated trust.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$24,849	$2,135	$(12)	$(17)	$26,955
Freddie Mac	17,625	1,192	—	(1)	18,816
Ginnie Mae	1,075	126	—	—	1,201
Alt-A private-label securities	16,444	135	(2,062)	(429)	14,088
Subprime private-label securities	11,641	24	(1,204)	(521)	9,940
CMBS(4)	15,481	46	—	(480)	15,047
Mortgage revenue bonds	12,402	152	(30)	(280)	12,244
Other mortgage-related securities	4,214	112	(54)	(378)	3,894

Total	$103,731	$3,922	$(3,362)	$(2,106)	$102,185

	As of December 31, 2009
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$148,074	$6,413	$(23)	$(45)	$154,419
Freddie Mac	26,281	1,192	—	(4)	27,469
Ginnie Mae	1,253	102	—	(2)	1,353
Alt-A private-label securities	17,836	41	(2,738)	(989)	14,150
Subprime private-label securities	13,232	33	(1,774)	(745)	10,746
CMBS(4)	15,797	—	—	(2,604)	13,193
Mortgage revenue bonds	13,679	71	(44)	(860)	12,846
Other mortgage-related securities	4,225	29	(235)	(467)	3,552

Total	$240,377	$7,881	$(4,814)	$(5,716)	$237,728

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in other comprehensive loss as well as cumulative changes in fair value for securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $890 million and $1.0 billion as of September 30, 2010 and December 31, 2009, respectively, of increase to the carrying amount from fair value hedge accounting in 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(12)	$789	$(17)	$167
Freddie Mac	—	26	(1)	12
Ginnie Mae	—	4	—	—
Alt-A private-label securities	(84)	954	(2,407)	10,666
Subprime private-label securities	(28)	389	(1,697)	8,733
CMBS	—	307	(480)	11,542
Mortgage revenue bonds	(10)	774	(300)	3,532
Other mortgage-related securities	(3)	85	(429)	2,375

Total	$(137)	$3,328	$(5,331)	$37,027

	As of December 31, 2009
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in millions)

Fannie Mae	$(36)	$1,461	$(32)	$544
Freddie Mac	(2)	85	(2)	164
Ginnie Mae	(2)	139	—	26
Alt-A private-label securities	(2,439)	7,018	(1,288)	6,929
Subprime private-label securities	(998)	4,595	(1,521)	5,860
CMBS	—	—	(2,604)	13,193
Mortgage revenue bonds	(54)	2,392	(850)	5,664
Other mortgage-related securities	(96)	536	(606)	2,739

Total	$(3,627)	$16,226	$(6,903)	$35,119

Other-Than-Temporary Impairments

We recognize the credit component of other-than-temporary impairments of our debt securities in our condensed consolidated statements of operations and the noncredit component in “Other comprehensive loss” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. $5.3 billion of the $5.5 billion of gross unrealized losses on AFS securities as of September 30, 2010

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

have existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of September 30, 2010 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in AOCI. The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of September 30, 2010 that was 87% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Fannie Mae	$2	$8	$2	$116
Alt-A private-label securities	153	750	310	3,839
Subprime private-label securities	171	172	365	3,276
Mortgage revenue bonds	—	4	2	22
Other	—	5	20	92

Net other-than-temporary impairments	$326	$939	$699	$7,345

For the three and nine months ended September 30, 2010, we recorded net other-than-temporary impairment of $326 million and $699 million, respectively. The net other-than-temporary impairment for the three months ended September 30, 2010 reflects current market conditions and was primarily driven by a decrease in the present value of our cash flow projections on Alt-A and subprime securities.

The primary driver of the decrease in projected cash flows for these securities was a decrease in the home price forecast for certain geographies for the three months ended September 30, 2010. The home price forecast as well as the actual home price performance in geographies where we have private-label securities exposure worsened. Lower expectations for interest rates offset a portion of the decrease from the home price forecast changes in the present value of cash flows in certain securities. Our projections for interest rates are generally based on the implied forward curve for interest rates in the market as of the last day of each respective reporting period. We would consider lower interest rates to be favorable in the context of estimated credit losses on subprime securities because the subprime securities held by us are typically floating rate instruments. In lower interest rate environments, the cash flows provided by the underlying subprime mortgage loans are typically greater than the floating rate liabilities of the bonds and therefore more cash flow is available to protect against credit losses than in a higher rate interest environment where the difference between the rate on the subprime mortgage loans and the coupon on the bonds is smaller.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays activity for the three and nine months ended September 30, 2010 and 2009 related to the credit component recognized in earnings on debt securities held by us for which we recognized a portion of other-than-temporary impairment in AOCI.

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Balance, beginning of period	$8,181	$4,954	$8,191	$—
Credit component of other-than-temporary impairment not reclassified to AOCI in conjunction with the cumulative effect transition adjustment	—	—	—	4,265
Additions for the credit component on debt securities for which OTTI was not previously recognized	6	84	21	306
Additions for credit losses on debt securities for which OTTI was previously recognized	320	855	678	1,386
Reductions for securities no longer in portfolio at period end(1)	(102)	—	(154)	—
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(137)	(117)	(468)	(181)

Balance, end of period	$8,268	$5,776	$8,268	$5,776

(1)	Includes securities sold, matured, called and consolidated to loans.

As of September 30, 2010, those debt securities with other-than-temporary impairment in which we recognized in our condensed consolidated statement of operations only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. For these residential mortgage-backed securities, we estimate the portion of loss attributable to credit using discounted cash flow models. We create the models based on the performance of first-lien loans in a loan performance asset-backed securities database, which reflect the average performance of all private-label mortgage-related securities. We employ separate models to project regional home prices, interest rates, prepayment speeds, conditional default rates, severity, delinquency rates and early payment defaults on a loan-level basis by product type. We first aggregate loan-level performance projections by pool. We then input the prepayment, default, severity and delinquency vectors for these pools in cash flow modeling software which projects our bond cash flows, including projections of bond principal losses and interest shortfalls. The software contains detailed information on security-level subordination levels and cash flow priority of payments. We model all securities without assuming the benefit of any external financial guarantees; we then perform a separate assessment to assess whether we can rely upon the guaranty. We have recorded other-than-temporary impairments for the three and nine months ended September 30, 2010 based on this analysis, with amounts related to credit loss recognized in our condensed consolidated statement of operations. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

We analyzed commercial mortgage-backed securities (“CMBS”) using a CMBS loss forecast model that incorporates a loan level loss forecast. This forecast takes into account loan performance, loan status, loan attributes, structures, metropolitan area, property type and macroeconomic expectations. Given the current high level of credit enhancement and collateral loss expectations, no single bond is expected to experience a principal write-down or interest shortfall. Our CMBS loss forecast expectations may change as

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

macroeconomic conditions and the commercial real estate market evolve. As of September 30, 2010, we had no other-than-temporary impairments in our holdings of CMBS as we projected the remaining subordination to be more than sufficient to absorb the level of projected losses. While downgrades have occurred in this sector, all of our holdings remained investment grade as of September 30, 2010.

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

Other mortgage-related securities include manufactured housing securities, some of which have been other-than-temporarily impaired in 2010. For manufactured housing securities, we utilize models that incorporate recent historical performance information and other relevant public data to run cash flows and assess for other-than-temporary impairment. Given the significant seasoning of these securities we expect that the future performance will be in line with how the securities are currently performing. We model all of these securities assuming no benefit of any external financial guarantees and then separately assess whether we can rely on the guaranty. If we determined that securities were not other-than-temporarily impaired, we concluded that either the bond did not project any credit loss or, if a loss was projected, that present value of expected cash flows was greater than the security’s cost basis.

The following table displays the modeled attributes for Alt-A, subprime and manufactured housing securities that were other-than-temporarily impaired for the three months ended September 30, 2010.

	For the Three Months Ended September 30, 2010
	Prepayment Rates		Default Rates		Loss Severity
	Weighted		Weighted		Weighted
	Average	Range	Average	Range	Average	Range

Alt-A private-label securities
2004 and prior	13.1%	7.7 - 15.6%	18.1%	10.2 - 52.5%	60.1%	28.9 - 74.5%
2005	9.5	4.3 - 14.2	40.6	19.1 - 74.6	69.1	32.9 - 76.2
2006	8.5	3.3 - 20.5	42.4	11.2 - 80.5	58.4	36.3 - 77.3
Subprime private-label securities
2004 and prior	7.1	7.1 - 7.1	33.9	30.9 - 37.0	76.3	75.8 - 76.8
2005	2.1	2.1 - 2.1	82.8	82.8 - 82.8	79.6	79.6 - 79.6
2006	2.2	1.6 - 3.4	82.3	70.6 - 87.5	82.4	79.1 - 86.6
2007	3.4	2.8 - 3.9	74.6	72.3 - 80.5	76.2	71.9 - 79.8
Manufactured housing
2004 and prior	4.9	4.9 - 4.9	24.5	24.5 - 24.5	80.0	80.0 - 80.0

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of September 30, 2010. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2010
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$24,849	$26,955	$—	$—	$2	$2	$4,143	$4,472	$20,704	$22,481
Freddie Mac	17,625	18,816	10	10	39	41	1,660	1,805	15,916	16,960
Ginnie Mae	1,075	1,201	—	—	—	—	5	6	1,070	1,195
Alt-A private-label securities	16,444	14,088	—	—	1	1	311	314	16,132	13,773
Subprime private-label securities	11,641	9,940	—	—	—	—	—	—	11,641	9,940
CMBS	15,481	15,047	308	307	118	120	14,704	14,341	351	279
Mortgage revenue bonds	12,402	12,244	43	44	367	381	842	860	11,150	10,959
Other mortgage-related securities	4,214	3,894	—	—	—	—	—	17	4,214	3,877

Total	$103,731	$102,185	$361	$361	$527	$545	$21,665	$21,815	$81,178	$79,464

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of September 30, 2010 and December 31, 2009.

	As of
	September 30,	December 31,
	2010(1)	2009
	(Dollars in millions)

Net unrealized gains on available-for-sale securities	$1,066	$1,337
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment	(2,070)	(3,059)
Other	(178)	(10)

Accumulated other comprehensive loss	$(1,182)	$(1,732)

(1)	Includes a net increase of $3.4 billion from the adoption of the new accounting standards.

7.	Financial Guarantees

As a result of adopting the new accounting standards, we derecognized the previously recognized guaranty assets, guaranty obligations, master servicing assets, and master servicing liabilities associated with the newly consolidated trusts from our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For our guarantees to unconsolidated trusts and other guaranty arrangements, we recognize a guaranty obligation for our obligation to stand ready to perform on these guarantees. For those guarantees recognized in our condensed consolidated balance sheet, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $47.4 billion as of September 30, 2010. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheet was $13.0 billion as of September 30, 2010. In addition, we had exposure of $10.5 billion for other guarantees not recognized in our condensed consolidated balance sheet as of September 30, 2010, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of the current accounting standards on guaranty accounting. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheet was $4.0 billion as of September 30, 2010. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

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

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the underlying mortgage loans of the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due or in the foreclosure process, and the percentage of multifamily loans 60 days or more past due, of loans with certain higher risk characteristics, such as high mark-to-market loan-to-value ratios and low originating debt service coverage ratios. We use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to accurately reflect the current risk of loans with these higher-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010(1)			As of December 31, 2009(1)
	30 Days	60 Days	Seriously	30 Days	60 Days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of single-family conventional guaranty book of business(3)	2.29%	0.94%	5.58%	2.38%	1.15%	6.68%
Percentage of single-family conventional loans(4)	2.40	0.91	4.56	2.46	1.07	5.38

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of September 30, 2010(1)		As of December 31, 2009(1)
	Percentage of		Percentage of
	Single-Family		Single-Family
	Conventional	Percentage	Conventional	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business	Delinquent(2)(4)	of Business	Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
100.01% to 110%	5%	12.54%	5%	14.79%
110.01% to 120%	3	15.51	3	18.55
120.01% to 125%	1	17.60	1	21.39
Greater than 125%	6	25.31	5	31.05
Geographical distribution:
Arizona	2	6.39	3	8.80
California	18	4.28	17	5.73
Florida	7	12.10	7	12.82
Nevada	1	11.24	1	13.00
Select Midwest states(5)	11	4.78	11	5.62
All other states	61	3.51	61	4.11
Product distribution (not mutually exclusive):(6)
Alt-A	8	13.79	9	15.63
Subprime	*	28.50	*	30.68
Negatively amortizing adjustable rate	*	8.88	1	10.29
Interest only	6	17.95	7	20.17
Investor property	6	4.69	6	5.54
Condo/Coop	9	5.32	9	5.99
Original loan-to-value ratio >90%(7)	9	10.36	9	13.05
FICO credit score <620(7)	4	14.73	4	18.20
Original loan-to-value ratio >90% and FICO credit score <620(7)	1	21.80	1	27.96
Vintages:
2005	9	6.87	10	7.27
2006	9	11.84	11	12.87
2007	13	13.04	15	14.06
2008	10	4.46	13	3.98
All other vintages	59	1.78	51	2.19

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)	Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% and 98% of our total single-family conventional guaranty book of business as of September 30, 2010 and December 31, 2009, respectively.

(2)	Consists of single-family conventional loans that were three months or more past due or in foreclosure as of September 30, 2010 and December 31, 2009.

(3)	Calculated based on the aggregate unpaid principal balance of delinquent single-family conventional loans divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as My Community Mortgage® and Expanded Approval®.

	As of September 30, 2010(1)(2)		As of December 31, 2009(1)(2)
	30 Days	Seriously	30 Days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.25%	0.65%	0.28%	0.63%

	As of September 30, 2010(1)		As of December 31, 2009(1)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent	Book of Business	Delinquent

Originating loan-to-value ratio:
Greater than 80%	5%	0.38%	5%	0.50%
Less than or equal to 80%	95	0.66	95	0.63
Originating debt service coverage ratio:
Less than or equal to 1.10	9	0.23	10	0.17
Greater than 1.10	91	0.69	90	0.68
Acquisition loan size distribution:
Less than or equal to $750,000	2	1.81	3	1.27
Greater than $750,000 and less than or equal to $3 million	12	1.20	13	1.01
Greater than $3 million and less than or equal to $5 million	9	0.98	9	1.08
Greater than $5 million and less than or equal to $25 million	42	0.72	41	0.60
Greater than $25 million	35	0.19	34	0.34
Maturing dates:
Maturing in 2010	1	6.03	2	1.55
Maturing in 2011	4	0.71	5	0.64
Maturing in 2012	8	0.54	10	1.13
Maturing in 2013	11	0.54	12	0.22
Maturing in 2014	8	0.65	9	0.62

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of both September 30, 2010 and December 31, 2009, excluding loans that have been defeased. Defeasance is a pre-payment of a loan through substitution of collateral, such as Treasury Securities.

(2)	Calculated based on the aggregate unpaid principal balance of delinquent multifamily loans divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of September 30, 2010 and December 31, 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Guaranty Obligations

The following table displays changes in our “Guaranty obligations” recognized in our condensed consolidated balance sheets for the three and nine months ended September 30, 2010 and 2009. We derecognized the majority of our guaranty obligations and deferred profit from our condensed consolidated balance sheet upon adoption of the new accounting standards.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Balance as of beginning of period	$765	$12,358	$13,996	$12,147
Adoption of new accounting standards	—	—	(13,320)	—
Additions to guaranty obligations(1)	20	2,063	168	5,477
Amortization of guaranty obligations into guaranty fee income	(38)	(1,091)	(97)	(4,119)
Impact of consolidation activity(2)	—	(161)	—	(336)

Balance as of end of period	$747	$13,169	$747	$13,169

Deferred profit amortization income	$2	$161	$4	$670

(1)	Represents the fair value of our contractual obligation at issuance of new guarantees.

(2)	Represents the derecognition of guaranty obligations during the period due to consolidations excluding the impact of adopting the new accounting standards.

The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.1 billion and $4.8 billion as of September 30, 2010 and December 31, 2009, respectively.

8.	Acquired Property, Net

Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table displays the activity in acquired property and the related valuation allowance for the three months and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2010
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$15,141	$(1,120)	$14,021	$9,716	$(574)	$9,142
Additions	8,586	(339)	8,247	22,176	(629)	21,547
Disposals	(4,618)	390	(4,228)	(12,783)	915	(11,868)
Write-downs, net of recoveries	—	(450)	(450)	—	(1,231)	(1,231)

Balance as of end of period	$19,109	$(1,519)	$17,590	$19,109	$(1,519)	$17,590

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

Short-Term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our condensed consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates of these borrowings as of September 30, 2010 and December 31, 2009.

	As of
	September 30, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$185	0.01%	$—	—%

Fixed-rate short-term debt:
Discount notes	$218,879	0.31%	$199,987	0.27%
Foreign exchange discount notes	287	2.05	300	1.50
Other short-term debt	—	—	100	0.53

Total fixed-rate short-term debt	219,166	0.31	200,387	0.27
Floating-rate short-term debt(2)	—	—	50	0.02

Total short-term debt of Fannie Mae	219,166	0.31%	200,437	0.27%
Debt of consolidated trusts	5,969	0.23	—	—

Total short-term debt	$225,135	0.31%	$200,437	0.27%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

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

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of September 30, 2010 and December 31, 2009.

	As of
	September 30, 2010			December 31, 2009
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2010-2030	$291,414	3.49%	2010-2030	$279,945	4.10%
Medium-term notes	2010-2020	199,288	2.44	2010-2019	171,207	2.97
Foreign exchange notes and bonds	2017-2028	1,154	6.02	2010-2028	1,239	5.64
Other long-term debt(2)	2010-2040	41,528	5.65	2010-2039	62,783	5.80

Total senior fixed		533,384	3.27		515,174	3.94
Senior floating:
Medium-term notes	2010-2015	49,070	0.33	2010-2014	41,911	0.26
Other long-term debt(2)	2020-2037	432	5.34	2020-2037	1,041	4.12

Total senior floating		49,502	0.37		42,952	0.34
Subordinated fixed:
Qualifying subordinated(3)	2011-2014	7,392	5.47	2011-2014	7,391	5.47
Subordinated debentures	2019	2,603	9.91	2019	2,433	9.89

Total subordinated fixed		9,995	6.63		9,824	6.57

Total long-term debt of Fannie Mae(4)		592,881	3.09		567,950	3.71
Debt of consolidated trusts	2010-2050	2,385,446	4.80	2010-2039	6,167	5.63

Total long-term debt		$2,978,327	4.46%		$574,117	3.73%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Consists of subordinated debt issued with an interest deferral feature.

(4)	Reported amounts include a net discount and other cost basis adjustments of $16.4 billion and $15.6 billion as of September 30, 2010 and December 31, 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of both September 30, 2010 and December 31, 2009. We had no borrowings outstanding from these lines of credit as of September 30, 2010.

10.	Derivative Instruments

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity, results of operations, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative value or more efficient execution of our strategy than debt securities. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of contracts that fall into three broad categories:

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
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments on a gross basis, before the application of master netting agreements, as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010				As of December 31, 2009
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
				(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$6,025	$32	$290,852	$(23,318)	$68,099	$1,422	$314,501	$(17,758)
Receive-fixed	232,418	13,577	1,195	(1)	160,384	8,250	115,033	(2,832)
Basis	2,435	90	50	—	2,715	61	510	(4)
Foreign currency	1,137	179	355	(62)	727	107	810	(49)
Swaptions:
Pay-fixed	76,300	315	29,700	(740)	97,100	2,012	2,200	(1)
Receive-fixed	53,215	8,609	29,025	(1,367)	75,380	4,043	—	—
Interest rate caps	7,000	13	—	—	7,000	128	—	—
Other(1)	727	101	12	—	740	84	8	—

Total gross risk management derivatives	379,257	22,916	351,189	(25,488)	412,145	16,107	433,062	(20,644)
Collateral receivable (payable)(2)	—	4,841	—	(1,896)	—	5,437	—	(1,023)
Accrued interest receivable (payable)	—	1,538	—	(2,463)	—	2,596	—	(2,813)

Total net risk management derivatives	$379,257	$29,295	$351,189	$(29,847)	$412,145	$24,140	$433,062	$(24,480)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$11,210	$56	$3,251	$(5)	$273	$—	$4,453	$(66)
Forward contracts to purchase mortgage-related securities	33,637	225	20,445	(37)	3,403	7	23,287	(283)
Forward contracts to sell mortgage-related securities	22,450	37	56,412	(410)	83,299	1,141	7,232	(14)

Total mortgage commitment derivatives	$67,297	$318	$80,108	$(452)	$86,975	$1,148	$34,972	$(363)

Derivatives at fair value	$446,554	$29,613	$431,297	$(30,299)	$499,120	$25,288	$468,034	$(24,843)

(1)	Includes swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	Collateral receivable represents cash collateral posted by us for derivatives in a loss position. Collateral payable represents cash collateral posted by counterparties to reduce our exposure for derivatives in a gain position.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from each of the major credit rating agencies. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of September 30, 2010 was $6.0 billion for which we posted collateral of $5.1 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered as of September 30, 2010, we would be required to post an additional $848 million of collateral to our counterparties.

The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(8,034)	$(11,345)	$(24,811)	$11,399
Receive-fixed	6,126	9,134	18,642	(9,105)
Basis	43	78	73	100
Foreign currency	149	62	138	148
Swaptions:
Pay-fixed	17	(690)	(1,342)	195
Receive-fixed	1,778	882	5,460	(6,606)
Interest rate caps	(16)	(20)	(115)	1
Other	(4)	22	33	(1)

Total risk management derivatives fair value gains (losses), net	59	(1,877)	(1,922)	(3,869)
Mortgage commitment derivatives fair value losses, net	(183)	(1,246)	(1,361)	(1,497)

Total derivatives fair value losses, net	$(124)	$(3,123)	$(3,283)	$(5,366)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Volume and Activity of our Derivatives

Risk Management Derivatives

The following table displays, by derivative instrument type, our risk management derivative activity for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30, 2010
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
	(Dollars in millions)

Beginning notional balance	$317,259	$234,901	$3,020	$1,307	$103,300	$85,610	$7,000	$748	$753,145
Additions	58,090	94,932	—	172	19,200	19,200	—	—	191,594
Terminations(3)	(78,472)	(96,220)	(535)	13	(16,500)	(22,570)	—	(9)	(214,293)

Ending notional balance	$296,877	$233,613	$2,485	$1,492	$106,000	$82,240	$7,000	$739	$730,446

	For the Nine Months Ended September 30, 2010
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
	(Dollars in millions)

Beginning notional balance	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$748	$845,207
Additions	144,442	181,249	55	464	45,950	45,275	—	—	417,435
Terminations(3)	(230,165)	(223,053)	(795)	(509)	(39,250)	(38,415)	—	(9)	(532,196)

Ending notional balance	$296,877	$233,613	$2,485	$1,492	$106,000	$82,240	$7,000	$739	$730,446

	For the Three Months Ended September 30, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
	(Dollars in millions)

Beginning notional balance	$650,447	$571,802	$22,200	$1,430	$86,350	$84,680	$3,000	$748	$1,420,657
Additions	61,405	43,923	200	134	9,725	8,225	4,000	—	127,612
Terminations(3)	(276,159)	(275,341)	(11,400)	(66)	(850)	(12,600)	—	—	(576,416)

Ending notional balance	$435,693	$340,384	$11,000	$1,498	$95,225	$80,305	$7,000	$748	$971,853

	For the Nine Months Ended September 30, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Other(2)	Total
	(Dollars in millions)

Beginning notional balance	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$827	$1,198,596
Additions	238,849	228,561	2,765	458	23,575	14,925	6,500	13	515,646
Terminations(3)	(350,072)	(339,258)	(16,325)	(612)	(7,850)	(28,180)	—	(92)	(742,389)

Ending notional balance	$435,693	$340,384	$11,000	$1,498	$95,225	$80,305	$7,000	$748	$971,853

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

Mortgage Commitment Derivatives

The following table displays, by commitment type, our mortgage commitment derivative activity for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,
	2010		2009
	Purchase	Sale	Purchase	Sale
	Commitments	Commitments	Commitments	Commitments
	(Dollars in millions)

Beginning of period notional balance(1)	$45,517	$52,285	$63,464	$110,719
Mortgage related securities:
Open commitments(2)	157,825	196,590	237,281	315,868
Settled commitments(3)	(142,137)	(170,013)	(269,788)	(336,778)
Loans:
Open commitments(2)	33,967	—	19,591	—
Settled commitments(3)	(26,629)	—	(22,306)	—

End of period notional balance(1)	$68,543	$78,862	$28,242	$89,809

	For the Nine Months Ended September 30,
	2010		2009
	Purchase	Sale	Purchase	Sale
	Commitments	Commitments	Commitments	Commitments
	(Dollars in millions)

Beginning of period notional balance(1)	$31,416	$90,531	$35,004	$36,232
Mortgage related securities:
Open commitments(2)	445,585	598,333	629,800	778,282
Settled commitments(3)	(418,193)	(610,002)	(632,450)	(724,705)
Loans:
Open commitments(2)	62,182	—	96,026	—
Settled commitments(3)	(52,447)	—	(100,138)	—

End of period notional balance(1)	$68,543	$78,862	$28,242	$89,809

(1)	Represents the balance of open mortgage commitment derivatives.

(2)	Represents open mortgage commitment derivatives traded during the three and nine months ended September 30, 2010 and 2009.

(3)	Represents mortgage commitment derivatives settled during the three and nine months ended September 30, 2010 and 2009.

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

The table below displays our credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$1,275	$1,116	$2,391	$101	$2,492
Less: Collateral held(4)	—	1,256	1,066	2,322	—	2,322

Exposure net of collateral	$—	$19	$50	$69	$101	$170

Additional information:
Notional amount(5)	$—	$224,394	$505,312	$729,706	$740	$730,446
Number of counterparties(5)	—	8	8	16

	As of December 31, 2009
	Credit Rating(1)
	AAA	AA+/AA/AA-	A+/A/A-	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$—	$658	$583	$1,241	$84	$1,325
Less: Collateral held(4)	—	580	507	1,087	—	1,087

Exposure net of collateral	$—	$78	$76	$154	$84	$238

Additional information:
Notional amount(5)	$—	$220,791	$623,668	$844,459	$748	$845,207
Number of counterparties(5)	—	7	9	16

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes defined benefit mortgage insurance contracts and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist.

(3)	Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $4.8 billion and $5.4 billion related to our counterparties’ credit exposure to us as of September 30, 2010 and December 31, 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(5)	We had exposure to 3 and 6 interest rate and foreign currency derivative counterparties in a net gain position as of September 30, 2010 and December 31, 2009, respectively. Those interest rate and foreign currency derivatives had notional balances of $88.5 billion and $310.0 billion as of September 30, 2010 and December 31, 2009, respectively.

11.	Income Taxes

As of September 30, 2010, there has been no change to our conclusion that it is more likely than not that we will not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. For the three and nine months ended September 30, 2010, we recognized a tax benefit of $9 million and $67 million, respectively. Our effective tax rates for the three and nine months ended September 30, 2010 were less than 1%. Our effective tax rates were different from the statutory rate of 35% primarily due to an increase in our valuation allowance for our net deferred tax assets. The difference in rates was also due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 1999 through 2004. In 2010, our tax benefit does not include a carryback of our net operating loss to prior years as we are now in a net operating loss carryforward position.

Our effective tax rates for the three and nine months ended September 30, 2009 were 1% and differed from the federal statutory rate of 35% due to the benefits of our holdings of tax-exempt investments, an increase to our valuation allowance for our net deferred tax assets as well as the recognition of a tax benefit for our ability to carryback net operating losses generated in 2009 to prior years.

12.	Employee Retirement Benefits

The following table displays the components of our net periodic benefit cost for our pension plans and other postretirement benefit plan for the three and nine months ended September 30, 2010 and 2009. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Three Months Ended September 30,
	2010		2009
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)

Service cost	$8	$2	$9	$1
Interest cost	16	2	16	2
Other	(13)	(1)	(5)	—

Net periodic benefit cost	$11	$3	$20	$3

Contributions during period	$13	$2	$57	$2

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010		2009
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)

Service cost	$28	$5	$28	$4
Interest cost	49	7	47	7
Other	(38)	(2)	(17)	(2)

Net periodic benefit cost	$39	$10	$58	$9

Contributions during period	$37	$6	$60	$7

During the remaining period of 2010, we anticipate contributing $12 million to our pension plans and $2 million to our other postretirement benefit plan.

13.	Segment Reporting

Our three reportable segments are: Single-Family, Multifamily, and Capital Markets. In October 2010, we began referring to our “HCD” business segment as our “Multifamily” business segment to better reflect the segment’s focus on multifamily rental housing finance, especially affordable rentals, which is an increasingly important part of our company’s mission. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs.

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

Our current segment reporting presentation differs from our condensed consolidated balance sheets and statements of operations in order to reflect the activities and results of the Single-Family segment. The significant differences from the condensed consolidated statements of operations are as follows:

•	Guaranty fee income—Guaranty fee income reflects (1) the cash guaranty fees paid by MBS trusts to Single-Family, (2) the amortization of deferred cash fees (both the previously recorded deferred cash fees that were eliminated from our condensed consolidated balance sheets at transition and deferred guaranty fees received subsequent to transition that are currently recognized in our condensed consolidated financial statements through interest income), such as buy-ups, buy-downs, and risk-based pricing adjustments, and (3) the guaranty fees from the Capital Markets group on single-family loans in our mortgage portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate guaranty fees and the amortization of deferred cash fees related to consolidated trusts as they are now reflected as a component of interest income. However, such accounting continues to be reflected for the segment reporting presentation.

•	Net interest income (expense)—Net interest expense within the Single-Family segment reflects interest expense to reimburse Capital Markets and consolidated trusts for contractual interest not received on mortgage loans, after we stop recognizing interest income in accordance with our nonaccrual accounting policy in our condensed consolidated statements of operations. Net interest income (expense), also includes an allocated cost of capital charge among the three segments that is not included in net interest income in the condensed consolidated statement of operations.

Multifamily

Revenue drivers for Multifamily did not change under our current method of segment reporting. The primary sources of revenue for our Multifamily business are (1) guaranty fees the segment receives as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS, most of which are held within consolidated trusts, (2) guaranty fees on the multifamily mortgage loans held in our mortgage portfolio, (3) transaction fees associated with the multifamily business and (4) bond credit enhancement fees. Investments in rental and for-sale housing generate revenue and losses from operations and the eventual sale of the assets. In the fourth quarter of 2009, we reduced the carrying value of our LIHTC investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments. While the Multifamily guaranty business is similar to our Single-Family business, neither the economic return nor the nature of the credit risk is similar to that of Single-Family.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Our current segment reporting presentation differs from our condensed consolidated balance sheets and statements of operations in order to reflect the activities and results of the Multifamily segment. The significant differences from the condensed consolidated statements of operations are as follows:

•	Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to Multifamily and the guaranty fees from the Capital Markets group on multifamily loans in Fannie Mae’s portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate guaranty fees related to consolidated trusts.

•	Income (losses) from partnership investments—Income (losses) from partnership investments primarily reflect losses on investments in affordable rental and for-sale housing partnerships measured under the equity method of accounting. To reconcile to our condensed consolidated statements of operations, we adjust the losses to reflect the consolidation of certain partnership investments.

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

Our current segment reporting presentation differs from our condensed consolidated balance sheets and statements of operations in order to reflect the activities and results of the Capital Markets group. The significant differences from the condensed consolidated statements of operations are as follows:

•	Net interest income—Net interest income reflects the interest income on mortgage loans and securities owned by Fannie Mae and interest expense on funding debt issued by Fannie Mae, including accretion and amortization of any cost basis adjustments. To reconcile to our condensed consolidated statements of operations, we adjust for the impact of consolidated trusts and intercompany eliminations as follows:

•	Interest income: Interest income consists of interest on the segment’s interest-earning assets, which differs from interest-earning assets in our condensed consolidated balance sheets. We exclude loans and securities that underlie the consolidated trusts from our Capital Markets group balance sheets. The net interest income reported by the Capital Markets group excludes the interest income earned on assets held by consolidated trusts. As a result, we report interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our portfolio, after we stop recognizing interest income in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income for reimbursement from Single-Family and Multifamily for the contractual interest due under the terms of our intracompany guaranty arrangement.

•	Interest expense: Interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group income statement is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our condensed consolidated balance sheets. Net interest expense

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

also includes an allocated cost of capital charge among the three business segments that is not included in net interest income in our condensed consolidated statements of operations.

•	Investment gains or losses, net—Investment gains or losses, net reflects the gains and losses on securitizations and sales of available-for-sale securities from our portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate gains and losses on securities that have been consolidated to loans.

•	Fair value gains or losses, net—Fair value gains or losses, net for the Capital Markets group includes derivative gains and losses, foreign exchange gains and losses, and the fair value gains and losses on certain debt securities in our portfolio. To reconcile to our condensed consolidated statements of operations, we eliminate fair value gains or losses on Fannie Mae MBS that have been consolidated to loans.

•	Other expenses, net—Debt extinguishment gains or losses recorded on the segment statements of operations relate exclusively to our funding debt, which is reported as “Debt of Fannie Mae” on our condensed consolidated balance sheets. To reconcile to our condensed consolidated statements of operations, we include debt extinguishment gains or losses related to consolidated trusts to arrive at our total recognized debt extinguishment gains or losses.

Segment Allocations and Results

Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group.

With the adoption of the new accounting standards, we have prospectively revised the presentation of our results for these segments to better reflect how we operate and oversee these businesses.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our segment results under our current segment reporting presentation for the three and nine months ended September 30, 2010.

	For the Three Months Ended September 30, 2010
	Business Segments			Other Activity/Reconciling Items
			Capital	Consolidated	Eliminations/	Total
	Single-Family	Multifamily	Markets	Trusts(1)	Adjustments(2)	Results
	(Dollars in millions)

Net interest income (expense)(3)	$(1,108)	$—	$4,065	$1,246	$573	$4,776
Benefit (provision) for loan losses	(4,702)	6	—	—	—	(4,696)

Net interest income (expense) after provision for loan losses	(5,810)	6	4,065	1,246	573	80

Guaranty fee income (expense)(4)	1,804	205	(402)	(1,095)	(461)	51
Investment gains (losses), net	3	4	1,270	(165)	(1,030)	82
Net other-than-temporary impairments	—	—	(323)	(3)	—	(326)
Fair value gains (losses), net	—	—	436	(89)	178	525
Debt extinguishment losses, net	—	—	(185)	(29)	—	(214)
Income from partnership investments	—	39	—	—	8	47
Fee and other income (expense)(5)	93	35	130	(4)	(1)	253
Administrative expenses	(471)	(94)	(165)	—	—	(730)
Benefit (provision) for guaranty losses	(79)	1	—	—	—	(78)
Foreclosed property expense	(778)	(9)	—	—	—	(787)
Other expenses	(217)	(7)	(3)	—	(16)	(243)

Income (loss) before federal income taxes	(5,455)	180	4,823	(139)	(749)	(1,340)
Benefit for federal income taxes	(1)	(1)	(7)	—	—	(9)

Net income (loss)	(5,454)	181	4,830	(139)	(749)	(1,331)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(8)	(8)

Net income (loss) attributable to Fannie Mae	$(5,454)	$181	$4,830	$(139)	$(757)	$(1,339)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2010
	Business Segments			Other Activity/Reconciling Items
			Capital	Consolidated	Eliminations/	Total
	Single-Family	Multifamily	Markets	Trusts(1)	Adjustments(2)	Results
	(Dollars in millions)

Net interest income (expense)(3)	$(4,438)	$9	$10,671	$3,767	$1,763	$11,772
Benefit (provision) for loan losses	(20,966)	36	—	—	—	(20,930)

Net interest income (expense) after provision for loan losses	(25,404)	45	10,671	3,767	1,763	(9,158)

Guaranty fee income (expense)(4)	5,367	594	(1,041)	(3,422)	(1,341)	157
Investment gains (losses), net	7	3	2,841	(348)	(2,232)	271
Net other-than-temporary impairments	—	—	(696)	(3)	—	(699)
Fair value losses, net	—	—	(119)	(113)	(645)	(877)
Debt extinguishment losses, net	—	—	(368)	(129)	—	(497)
Losses from partnership investments	—	(41)	—	—	4	(37)
Fee and other income (expense)(5)	225	98	370	(18)	(1)	674
Administrative expenses	(1,297)	(286)	(422)	—	—	(2,005)
Benefit (provision) for guaranty losses	(163)	52	—	—	—	(111)
Foreclosed property expense	(1,227)	(28)	—	—	—	(1,255)
Other income (expenses)	(648)	(24)	115	—	(56)	(613)

Income (loss) before federal income taxes	(23,140)	413	11,351	(266)	(2,508)	(14,150)
Provision (benefit) for federal income taxes	(53)	14	(28)	—	—	(67)

Net income (loss)	(23,087)	399	11,379	(266)	(2,508)	(14,083)
Less: Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income (loss) attributable to Fannie Mae	$(23,087)	$399	$11,379	$(266)	$(2,512)	$(14,087)

(1)	Column represents activity of consolidated trusts and it also includes the issuances and extinguishment of debt due to sales and purchases of our MBS.

(2)	Column represents adjustments during the period used to reconcile segment results to consolidated results which include the elimination of intersegment transactions occurring between the three operating segments and our consolidated trusts.

(3)	Includes cost of capital charge among our three business segments.

(4)	The charge to Capital Markets represents an intracompany guaranty fee expense allocated to Capital Markets from Single-Family and Multifamily for absorbing the credit risk on mortgage loans held in our portfolio.

(5)	Fee and other income for Single-Family and Multifamily segments include trust management income.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays our segment results under our previous segment reporting presentation for the three and nine months ended September 30, 2009.

	For the Three Months Ended September 30, 2009
			Capital
	Single-Family	Multifamily	Markets	Total
		(Dollars in millions)

Net interest income (expense)(1)	$176	$(47)	$3,701	$3,830
Guaranty fee income (expense)(2)	2,112	172	(361)	1,923
Trust management income	11	1	—	12
Investment gains, net	7	—	778	785
Net other-than-temporary impairments	—	—	(939)	(939)
Fair value losses, net	—	—	(1,536)	(1,536)
Debt extinguishment losses, net	—	—	(11)	(11)
Losses from partnership investments	—	(520)	—	(520)
Fee and other income	69	22	91	182
Administrative expenses	(365)	(91)	(106)	(562)
Provision for credit losses	(21,618)	(278)	—	(21,896)
Foreclosed property expense	(38)	(26)	—	(64)
Other expenses	(177)	(16)	(38)	(231)

Income (loss) before federal income taxes	(19,823)	(783)	1,579	(19,027)
Provision (benefit) for federal income taxes	(276)	99	34	(143)

Net income (loss)	(19,547)	(882)	1,545	(18,884)
Less: Net loss attributable to the noncontrolling interest	—	12	—	12

Net income (loss) attributable to Fannie Mae	$(19,547)	$(870)	$1,545	$(18,872)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2009
			Capital
	Single-Family	Multifamily	Markets	Total
	(Dollars in millions)

Net interest income (expense)(1)	$377	$(160)	$10,596	$10,813
Guaranty fee income (expense)(2)	5,943	494	(1,103)	5,334
Trust management income	35	1	—	36
Investment gains, net	65	—	898	963
Net other-than-temporary impairments	—	—	(7,345)	(7,345)
Fair value losses, net	—	—	(2,173)	(2,173)
Debt extinguishment losses, net	—	—	(280)	(280)
Losses from partnership investments	—	(1,448)	—	(1,448)
Fee and other income	247	69	231	547
Administrative expenses	(1,023)	(262)	(310)	(1,595)
Provision for credit losses	(59,253)	(1,202)	—	(60,455)
Foreclosed property expense	(1,124)	(37)	—	(1,161)
Other expenses	(571)	(34)	(223)	(828)

Income (loss) before federal income taxes	(55,304)	(2,579)	291	(57,592)
Provision (benefit) for federal income taxes	(1,059)	310	6	(743)

Net income (loss)	(54,245)	(2,889)	285	(56,849)
Less: Net loss attributable to the noncontrolling interests	—	55	—	55

Net income (loss) attributable to Fannie Mae	$(54,245)	$(2,834)	$285	$(56,794)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intracompany guaranty fee expense allocated to Capital Markets from Single-Family and Multifamily for absorbing the credit risk on mortgage loans held in our portfolio and consolidated loans.

14.	Regulatory Capital Requirements

In 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We submit minimum capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of September 30, 2010 and December 31, 2009, we had a minimum capital deficiency of $121.8 billion and $107.6 billion, respectively. Our minimum capital deficiency as of September 30, 2010 was determined based on guidance from FHFA, in which FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, notwithstanding our transition date adoption of the new accounting standards, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the new accounting standards. Additionally, our minimum capital deficiency excludes the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.

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

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of September 30, 2010 and December 31, 2009, we had a net worth deficit of $2.4 billion and $15.3 billion, respectively.

The following table displays our regulatory capital classification measures as of September 30, 2010 and December 31, 2009.

	As of
	September 30,	December 31,
	2010(1)	2009(1)
	(Dollars in millions)

Core capital(2)	$(87,445)	$(74,540)
Statutory minimum capital requirement(3)	34,313	33,057

Deficit of core capital over statutory minimum capital requirement	$(121,758)	$(107,597)

Deficit of core capital percentage over statutory minimum capital requirement	(354.8)%	(325.5)%

(1)	Amounts as of September 30, 2010 and December 31, 2009 represent estimates that have been submitted to FHFA. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

15.	Concentration of Credit Risk

Mortgage Seller/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 78% of our single-family guaranty book of business as of September 30, 2010, compared to 80% as of December 31, 2009. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 71% of our multifamily guaranty book of business as of September 30, 2010, compared with 75% as of December 31, 2009.

If one of our principal mortgage seller/servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $97.7 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2010, which represented approximately 3% of our single-family guaranty book of business. Our primary and pool

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business represented $92.7 billion and $5.0 billion, respectively, as of September 30, 2010, compared with $99.6 billion and $6.9 billion, respectively, as of December 31, 2009. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of September 30, 2010, compared to eight as of December 31, 2009.

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

As of September 30, 2010, our allowance for loan losses of $59.7 billion, allowance for accrued interest receivable of $3.8 billion and reserve for guaranty losses of $276 million incorporated an estimated recovery amount of approximately $16.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $18.0 billion as of September 30, 2010 and an adjustment of $1.6 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

We had outstanding receivables of $4.5 billion in “Other assets” in our condensed consolidated balance sheet as of September 30, 2010 and $2.5 billion as of December 31, 2009 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $413 million as of September 30, 2010 and $301 million as of December 31, 2009 was due from our mortgage seller/servicers. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $132 million as of September 30, 2010 and $51 million as of December 31, 2009 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of September 30, 2010 and December 31, 2009. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.6 billion and $4.5 billion for the three and nine months of September 30, 2010, respectively, and $3.6 billion for the year ended December 31, 2009. We negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $23 million and $796 million for the three and nine months ended September 30, 2010, respectively, and $668 million as of December 31, 2009 are included in our total insurance proceeds amount.

Financial Guarantors.  We were the beneficiary of financial guarantees totaling $9.0 billion and $9.6 billion as of September 30, 2010 and December 31, 2009, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. In addition, we are the beneficiary of financial guarantees totaling $27.6 billion and $51.3 billion as of September 30, 2010 and December 31, 2009, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure the collectibility of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $16.6 billion as of September 30, 2010 and $18.3 billion as of December 31, 2009. As of September 30, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2009, 53% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $30.0 billion as of September 30, 2010 and $28.7 billion as of December 31, 2009. As of September 30, 2010, 42% of our maximum potential loss recovery on multifamily loans was from three lenders. As of December 31, 2009, 51% of our maximum potential loss recovery on multifamily loans was from three lenders.

Derivatives Counterparties.  For information on credit risk associated with our derivatives transactions refer to “Note 10, Derivative Instruments.”

16.	Fair Value

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis.

Fair Value Measurement

Fair value measurement guidance defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. This guidance applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The guidance establishes a three level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements of assets and liabilities based on limited observable inputs or observable inputs for similar assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs. Effective March 31, 2010, we adopted the new accounting standard that requires enhanced disclosures about fair value measurements.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of September 30, 2010 and December 31, 2009. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $40.8 billion, or 1% of “Total assets,” and $47.7 billion, or 5% of “Total assets,” in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively.

	Fair Value Measurements as of September 30, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash equivalents	$5,968	$—	$—	$—	$5,968
Trading securities:
Mortgage-related securities:
Fannie Mae	—	5,622	2,044	—	7,666
Freddie Mac	—	1,372	4	—	1,376
Ginnie Mae	—	85	1	—	86
Alt-A private-label securities	—	1,197	474	—	1,671
Subprime private-label securities	—	—	1,591	—	1,591
CMBS	—	10,823	—	—	10,823
Mortgage revenue bonds	—	—	678	—	678
Other	—	—	155	—	155
Non-mortgage-related securities:
U.S. Treasury securities	38,775	—	—	—	38,775
Asset-backed securities	—	6,623	15	—	6,638

Total trading securities	38,775	25,722	4,962	—	69,459
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	26,877	78	—	26,955
Freddie Mac	—	18,809	7	—	18,816
Ginnie Mae	—	1,077	124	—	1,201
Alt-A private-label securities	—	4,977	9,111	—	14,088
Subprime private-label securities	—	—	9,940	—	9,940
CMBS	—	15,047	—	—	15,047
Mortgage revenue bonds	—	12	12,232	—	12,244
Other	—	18	3,876	—	3,894

Total available-for-sale securities	—	66,817	35,368	—	102,185
Mortgage loans of consolidated trusts	—	654	53	—	707
Derivative assets:
Risk management derivatives:
Swaps	—	15,159	257	—	15,416
Swaptions	—	8,924	—	—	8,924
Interest rate caps	—	13	—	—	13
Other	—	—	101	—	101
Netting adjustment	—	—	—	(23,817)	(23,817)
Mortgage commitment derivatives	—	295	23	—	318

Total derivative assets	—	24,391	381	(23,817)	955
Guaranty assets and buy-ups	—	—	17	—	17

Total assets at fair value	$44,743	$117,584	$40,781	$(23,817)	$179,291

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt
Of Fannie Mae
Senior fixed	$—	$483	$—	$—	$483
Senior floating	—	2,000	467	—	2,467

Total Fannie Mae	—	2,483	467	—	2,950
Of consolidated trusts	—	282	69	—	351

Total long-term debt	—	2,765	536	—	3,301
Derivative liabilities:
Risk management derivatives:
Swaps	—	25,709	135	—	25,844
Swaptions	—	2,107	—	—	2,107
Netting adjustment	—	—	—	(26,762)	(26,762)
Mortgage commitment derivatives	—	428	24	—	452

Total derivative liabilities	—	28,244	159	(26,762)	1,641
Other liabilities	—	6	—	—	6

Total liabilities at fair value	$—	$31,015	$695	$(26,762)	$4,948

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations for Level 3 assets and liabilities for the three and nine months ended September 30, 2010 and 2009. When assets and liabilities are transferred between levels, we recognize the transfer at the end of each quarter.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2010
		Total Gains or (Losses)
		(Realized/Unrealized)
								Net Unrealized
				Purchases,				Gains (Losses)
				Sales,				Included in Net Loss
			Included in	Issuances,				Related to Assets
	Balance,		Other	and	Transfers	Transfers	Balance,	and Liabilities Still
	July 1,	Included	Comprehensive	Settlements,	out of	into	September 30,	Held as of
	2010	in Net Loss	Loss	Net	Level 3	Level 3(1)	2010	September 30, 2010(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$58	$(7)	$—	$80	$(12)	$1,925	$2,044	$(1)
Freddie Mac	4	—	—	—	—	—	4	—
Ginnie Mae	—	—	—	1	—	—	1	—
Alt-A private-label
securities	119	174	—	(11)	(24)	216	474	176
Subprime private-label
securities	1,645	(1)	—	(53)	—	—	1,591	(1)
Mortgage revenue bonds	650	28	—	—	—	—	678	30
Other	160	(2)	—	(3)	—	—	155	(2)
Non-mortgage-related:
Asset-backed securities	24	1	—	(10)	—	—	15	—

Total trading securities	2,660	193	—	4	(36)	2,141	4,962	202

Available-for-sale securities:
Mortgage-related:
Fannie Mae	53	—	—	65	(51)	11	78	—
Freddie Mac	21	—	—	(14)	—	—	7	—
Ginnie Mae	125	—	(1)	—	—	—	124	—
Alt-A private-label securities	7,777	(59)	264	(259)	(490)	1,878	9,111	—
Subprime private-label securities	10,255	(96)	183	(402)	—	—	9,940	—
Mortgage revenue bonds	12,428	3	172	(369)	(2)	—	12,232	—
Other	3,890	2	103	(119)	—	—	3,876	—

Total available-for-sale securities	34,549	(150)	721	(1,098)	(543)	1,889	35,368	—

Mortgage loans of consolidated trusts	—	(9)	—	62	—	—	53	(9)
Net derivatives	226	65	—	(69)	—	—	222	21
Guaranty assets and buy-ups	15	(1)	—	3	—	—	17	(2)
Long-term debt:
Of Fannie Mae:
Senior floating	(585)	(37)	—	155	—	—	(467)	(38)
Of consolidated trusts	(105)	8	—	2	48	(22)	(69)	4

Total long-term debt	$(690)	$(29)	$—	$157	$48	$(22)	$(536)	$(34)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2010
			Total Gains or (Losses)
			(Realized/Unrealized)
									Net Unrealized
					Purchases,				Gains (Losses)
					Sales,				Included in Net Loss
		Impact of		Included in	Issuances,				Related to Assets
	Balance,	New		Other	and	Transfers	Transfers	Balance,	and Liabilities Still
	December 31,	Accounting	Included	Comprehensive	Settlements,	out of	into	September 30,	Held as of
	2009	Standards	in Net Loss	Loss	Net	Level 3(1)	Level 3(1)	2010	September 30, 2010(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$(3)	$—	$(162)	$(5,375)	$1,930	$2,044	$(3)
Freddie Mac	—	—	—	—	—	—	4	4	—
Ginnie Mae	—	—	—	—	1	—	—	1	—
Alt-A private-label securities	564	62	206	—	(59)	(613)	314	474	186
Subprime private-label securities	1,780	—	(1)	—	(188)	—	—	1,591	(1)
Mortgage revenue bonds	600	—	127	—	(49)	—	—	678	126
Other	154	—	6	—	(5)	—	—	155	6
Non-mortgage-related:
Asset-backed securities	107	—	1	—	(59)	(47)	13	15	2

Total trading securities	8,861	60	336	—	(521)	(6,035)	2,261	4,962	316

Available-for-sale securities:
Mortgage-related:
Fannie Mae	596	(203)	(1)	4	147	(514)	49	78	—
Freddie Mac	27	—	—	(1)	(25)	—	6	7	—
Ginnie Mae	123	—	—	2	(1)	—	—	124	—
Alt-A private-label securities	8,312	471	(40)	998	(934)	(2,746)	3,050	9,111	—
Subprime private-label securities	10,746	(118)	(106)	768	(1,350)	—	—	9,940	—
Mortgage revenue bonds	12,820	21	2	675	(1,284)	(2)	—	12,232	—
Other	3,530	366	(4)	357	(373)	—	—	3,876	—

Total available-for-sale securities	36,154	537	(149)	2,803	(3,820)	(3,262)	3,105	35,368	—

Mortgage loans of consolidated trusts	—	—	(9)	—	62	—	—	53	(9)
Net derivatives	123	—	232	—	(128)	—	(5)	222	85
Guaranty assets and buy-ups	2,577	(2,568)	2	1	5	—	—	17	2
Long-term debt:
Of Fannie Mae:
Senior floating	(601)	—	(26)	—	160	—	—	(467)	(21)
Of consolidated trusts	—	(77)	15	—	(36)	59	(30)	(69)	11

Total long-term debt	$(601)	$(77)	$(11)	$—	$124	$59	$(30)	$(536)	$(10)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2009
		Total Gains or (Losses)
		(Realized/Unrealized)
							Net Unrealized
				Purchases			Gains (Losses)
				Sales,			Included in Net Loss
			Included in	Issuances,	Transfers		Related to Assets
	Balance,		Other	and	in/out of	Balance,	and Liabilities Still
	July 1,	Included	Comprehensive	Settlements,	Level 3,	September 30,	Held as of
	2009	in Net Loss	Loss	Net	Net(3)	2009	September 30, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2	$—	$—	$—	$—	$2	$—
Fannie Mae structured MBS	6,398	8	—	(341)	10	6,075	7
Non-Fannie Mae structured	2,692	40	—	(142)	(176)	2,414	(7)
Mortgage revenue bonds	617	12	—	(2)	—	627	12
Non-mortgage-related securities:
Asset-backed securities	19	1	—	(6)	105	119	—

Total trading securities	9,728	61	—	(491)	(61)	9,237	12

Available-for-sale securities:
Mortgage-related securities:
Fannie Mae single-class MBS	154	—	1	(6)	—	149	—
Fannie Mae structured MBS	3,499	(9)	70	(57)	(1,597)	1,906	—
Non-Fannie Mae single-class	155	—	3	(5)	—	153	—
Non-Fannie Mae structured	21,223	(246)	1,172	(1,176)	(349)	20,624	—
Mortgage revenue bonds	13,015	(6)	586	(271)	—	13,324	—
Other	1,869	(7)	309	(85)	—	2,086	—

Total available-for-sale securities	39,915	(268)	2,141	(1,600)	(1,946)	38,242	—

Net derivatives	232	108	—	(81)	1	260	123
Guaranty assets and buy-ups	1,483	261	116	240	—	2,100	341
Long-term debt	(1,024)	(61)	—	400	1	(684)	(55)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2009
		Total Gains or (Losses)
		(Realized/Unrealized)
							Net Unrealized
				Purchases,			Gains (Losses)
				Sales			Included in Net Loss
			Included in	Issuances,	Transfers		Related to Assets
	Balance,		Other	and	in/out of	Balance,	and Liabilities Still
	January 1,	Included	Comprehensive	Settlements,	Level 3,	September 30,	Held as of
	2009	in Net Loss	Loss	Net	Net(3)	2009	September 30, 2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related securities:
Fannie Mae single-class MBS	$2	$—	$—	$—	$—	$2	$—
Fannie Mae structured MBS	6,933	238	—	(1,050)	(46)	6,075	255
Non-Fannie Mae single-class	1	—	—	(1)	—	—	—
Non-Fannie Mae structured	3,602	(24)	—	(472)	(692)	2,414	(29)
Mortgage revenue bonds	695	(59)	—	(9)	—	627	(59)
Non-mortgage-related securities:
Asset-backed securities	1,475	(44)	—	(48)	(1,264)	119	—
Corporate debt securities	57	3	—	(116)	56	—	—

Total trading securities	12,765	114	—	(1,696)	(1,946)	9,237	167

Available-for-sale securities:
Mortgage-related securities:
Fannie Mae single-class MBS	2,355	—	61	(235)	(2,032)	149	—
Fannie Mae structured MBS	3,254	(46)	130	(273)	(1,159)	1,906	—
Non-Fannie Mae single-class	178	—	(3)	(16)	(6)	153	—
Non-Fannie Mae structured	27,707	(4,632)	4,555	(3,880)	(3,126)	20,624	—
Mortgage revenue bonds	12,456	(13)	1,567	(686)	—	13,324	—
Other	1,887	(69)	545	(277)	—	2,086	—

Total available-for-sale securities	47,837	(4,760)	6,855	(5,367)	(6,323)	38,242	—

Net derivatives	310	1	—	(53)	2	260	22
Guaranty assets and buy-ups	1,083	210	194	613	—	2,100	500
Long-term debt	(2,898)	(25)	—	1,715	524	(684)	(56)

(1)	For the nine months ended September 30, 2010, the transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. For the three and nine months ended September 30, 2010, the transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans as well as Fannie Mae guaranteed mortgage-related securities. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

(3)	The net transfers to level 2 from level 3 are due to improvements in pricing transparency from recent transactions, which provided some convergence in prices obtained by third party vendors for certain products, including private-label securities backed by non-fixed rate Alt-A securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display realized and unrealized gains and losses recorded in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, for assets and liabilities transferred into Level 3 and measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2010
	Trading	Available-For-Sale	Net	Long-Term
	Securities	Securities	Derivatives	Debt
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$115	$(50)	$—	$(1)
Unrealized loss included in other comprehensive loss	—	(161)	—	—

Total gains (losses)	$115	$(211)	$—	$(1)

Amount of Level 3 transfers in	$2,141	$1,889	$—	$(22)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2010
	Trading	Available-For-Sale	Net	Long-Term
	Securities	Securities	Derivatives	Debt
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$126	$(36)	$(32)	$(2)
Unrealized losses included in other comprehensive loss	—	(151)	—	—

Total gains (losses)	$126	$(187)	$(32)	$(2)

Amount of Level 3 transfers in	$2,261	$3,105	$(5)	$(30)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2009
	Trading	Available-For-Sale	Trading	Available-For-Sale
	Securities	Securities	Securities	Securities
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$5	$(54)	$3	$77
Unrealized gains included in other comprehensive loss	—	238	—	232

Total gains	$5	$184	$3	$309

Amount of Level 3 transfers in	$178	$1,168	$543	$6,155

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended September 30, 2010
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$70	$222	$(235)	$12	$69
Net unrealized gains (losses) related to Level 3 assets and liabilities still held as of September 30, 2010	$—	$180	$—	$(2)	$178

	For the Nine Months Ended September 30, 2010
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$282	$547	$(454)	$26	$401
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2010	$—	$382	$—	$2	$384

	For the Three Months Ended September 30, 2009
	Interest			Net
	Income	Guaranty	Fair Value	Other-than-
	Investments	Fee	Gain	Temporary
	in Securities	Income	(Losses), net	Impairment	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$75	$260	$115	$(349)	$101
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2009	$—	$341	$80	$—	$421

	For the Nine Months Ended September 30, 2009
	Interest			Net
	Income	Guaranty	Fair Value	Other-than-
	Investments in	Fee	Gain	Temporary
	Securities	Income	(Losses), net	Impairments	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$465	$209	$102	$(5,236)	$(4,460)
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2009	$—	$500	$133	$—	$633

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Mortgage Loans Held for Investment—HFI performing loans and nonperforming loans that are not individually impaired are reported in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. At the transition date, we recorded consolidated trusts’ loans as HFI at their unpaid principal balance net of an allowance for loan losses. We elected the fair value option for certain loans containing embedded derivatives that would otherwise require bifurcation.

Fair value of performing loans represents an estimate of the prices we would receive if we were to securitize those loans and is determined based on comparisons to Fannie Mae MBS with similar characteristics, either on a pool or loan level. We use the observable market values of our Fannie Mae MBS determined from third-party pricing services and other observable market data as a base value, from which we add or subtract the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangement. We classify these valuations primarily within Level 2 of the valuation hierarchy given that the market values of our Fannie Mae MBS are calibrated to the quoted market prices in active markets for similar securities. To the extent that significant inputs are not observable or determined by extrapolation of observable points, the fair values are classified within Level 3 of the valuation hierarchy. Certain loans that do not qualify for Fannie Mae MBS securitization are valued using market-based data including, for example, credit spreads, severities, prepayment speeds for similar loans, through third-party pricing services or through a model approach incorporating both interest rate and credit risk simulating a loan sale via a synthetic structure.

Fair value of single family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. We calculate the fair value of nonperforming loans based on assumptions about key factors, including loan performance, collateral value, foreclosure, disposition timeline, and mortgage insurance repayment. Using these assumptions, along with indicative bids for a representative sample of nonperforming loans, we compute a market calibrated fair value. The bids on sample loans are obtained from multiple active market participants. Fair value for loans that are four or more months delinquent, in an open modification period, or in a closed modification and have performed for nine or fewer months is estimated directly from a model calibrated to these indicative bids. Fair value for loans that are one to three months delinquent is estimated by an interpolation method using three inputs: (1) the fair value estimate as a performing loan; (2) the fair value estimate as a nonperforming loan; and (3) the delinquency transition rate corresponding to the loan’s current delinquency status.

Fair value of a portion of our single family nonperforming loans is measured using the value of the underlying collateral. These valuations leverage our proprietary distressed home price model. The model assigns a value

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

using comparable transaction data. In determining what comparables to use in its calculations, the model measures three key characteristics relative to the target property: (1) distance from target property, (2) time of the transaction and (3) comparability of the nondistressed value. A portion of the nonperforming loans that are impaired is measured at fair value in our condensed consolidated balance sheets on a nonrecurring basis. These loans are classified within Level 3 of the valuation hierarchy because significant inputs are unobservable.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value

The following tables display assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the three and nine months ended September 30, 2010 and 2009, as a result of fair value measurements.

						For the Three	For the Nine
	Fair Value Measurements					Months Ended	Months Ended
	For the Nine Months Ended September 30, 2010					September 30, 2010	September 30, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total Gains	Total
	(Level 1)	(Level 2)	(Level 3)	Value		(Losses)	Gains (Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,884	$550	$7,434	(1)(2)	$(1)	$(91	)(2)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	27,329	27,329	(3)	(408)	(1,216)
Of consolidated trusts	—	—	1,039	1,039	(3)	(79)	(182)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,132	1,132	(3)	95	(142)
Acquired property, net:
Single-family	—	—	15,546	15,546	(4)	(768)	(1,772)
Multifamily	—	—	196	196	(4)	(5)	(37)
Guaranty assets	—	—	28	28		(2)	(6)
Partnership investments	—	—	109	109		(15)	(104	)(6)
Other assets	—	—	51	51	(5)	(8)	(8)

Total assets at fair value	$—	$6,884	$45,980	$52,864		$(1,191)	$(3,558)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

						For the Three	For the Nine
	Fair Value Measurements					Months Ended	Months Ended
	For the Nine Months Ended September 30, 2009					September 30, 2009	September 30, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total Gains
	(Level 1)	(Level 2)	(Level 3)	Value		(Losses)	Total Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$14,836	$2,773	$17,609	(1)	$(236)	$(800)
Mortgage loans held for investment, at amortized cost	—	330	3,452	3,782	(3)	(317)	(851)
Acquired property, net	—	—	10,129	10,129	(4)	(29)	(318)
Guaranty assets	—	—	2,249	2,249		(41)	(224)
Master servicing assets	—	—	300	300		45	(350)
Partnership investments	—	—	5,182	5,182		(380)	(829	)(6)

Total assets at fair value	$—	$15,166	$24,085	$39,251		$(958)	$(3,372)

Liabilities:
Master servicing liabilities	$—	$—	$44	$44		$—	$(11)

Total liabilities at fair value	$—	$—	$44	$44		$—	$(11)

(1)	Includes $7.1 billion and $14.4 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of September 30, 2010 and 2009, respectively.

(2)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the new accounting standards.

(3)	Includes $1.6 billion and $977 million of mortgage loans held for investment that were redesignated to mortgage loans held for sale, liquidated or transferred to foreclosed properties as of September 30, 2010 and 2009, respectively.

(4)	Includes $7.2 billion and $5.7 billion of acquired properties that were sold or transferred as of September 30, 2010 and 2009, respectively.

(5)	Includes $4 million of other assets that were sold or transferred as of September 30, 2010.

(6)	Represents impairment charges related to LIHTC partnerships and other equity investments in multifamily properties.

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

Mortgage Loans Held for Sale—HFS loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. At the transition date, we reclassified the majority of HFS loans to HFI, as the trusts do not have the ability to sell mortgage loans and use of such loans is limited exclusively to the settlement of obligations of the trust. The valuation methodology and inputs used in estimating the fair value of HFS loans are described under “Mortgage Loans Held for Investment” and are generally classified as Level 2. To the extent that significant inputs are not observable or determined by extrapolation of observable points, the fair values are classified within Level 3 of the valuation hierarchy.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Acquired Property, Net—Acquired property, net mainly represents foreclosed property received in full satisfaction of a loan net of a valuation allowance. Acquired property is initially recorded in our condensed consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined by third-party interior appraisals or independent broker opinions, or internally developed estimates. Internally developed estimates are based primarily on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties performed at a geographic level. Estimated cost to sell is based upon historical sales cost at a geographic level.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of September 30, 2010 and December 31, 2009. Our disclosures of the fair value of financial instruments include commitments to purchase multifamily mortgage and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of
	September 30, 2010		December 31, 2009(2)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$71,146	$71,146	$9,882	$9,882
Federal funds sold and securities purchased under agreements to resell or similar arrangements	20,006	20,006	53,684	53,656
Trading securities	69,459	69,459	111,939	111,939
Available-for-sale securities	102,185	102,185	237,728	237,728
Mortgage loans held for sale	923	932	18,462	18,615
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	364,746	328,595	246,509	241,300
Of consolidated trusts	2,545,162	2,611,517	129,590	129,545

Mortgage loans held for investment	2,909,908	2,940,112	376,099	370,845
Advances to lenders	7,061	6,825	5,449	5,144
Derivative assets at fair value	955	955	1,474	1,474
Guaranty assets and buy-ups	419	806	9,520	14,624

Total financial assets	$3,182,062	$3,212,426	$824,237	$823,907

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$185	$185	$—	$—
Short-term debt:
Of Fannie Mae	219,166	219,316	200,437	200,493
Of consolidated trusts	5,969	5,969	—	—
Long-term debt:
Of Fannie Mae	592,881	623,750	567,950	587,423
Of consolidated trusts	2,385,446	2,513,679	6,167	6,310
Derivative liabilities at fair value	1,641	1,641	1,029	1,029
Guaranty obligations	747	3,881	13,996	138,582

Total financial liabilities	$3,206,035	$3,368,421	$789,579	$933,837

(1)	Includes restricted cash of $59.8 billion and $3.1 billion as of September 30, 2010 and December 31, 2009, respectively.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

The following are valuation techniques for items not subject to the fair value hierarchy either because they are not measured at fair value other than for the purpose of the above table or are only measured at fair value at inception.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Fair Value Option

The following are the primary financial instruments for which we made fair value elections and the basis for those elections. Interest income for the mortgage loans is recorded in “Mortgage loans interest income” and interest expense for the debt instruments is recorded in “Long-term debt interest expense” in our condensed consolidated statements of operations.

We elected the fair value option for certain consolidated loans and debt instruments recorded in our condensed consolidated balance sheets as a result of consolidating VIEs. These instruments contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the respective loan or debt instrument.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections. For information about the related fair value gains and losses associated with these instruments, refer to “Note 1, Summary of Significant Accounting Policies.”

	As of
	September 30, 2010			December 31, 2009
			Long-Term
	Loans of	Long-Term	Debt of	Long-Term
	Consolidated	Debt of	Consolidated	Debt of
	Trusts	Fannie Mae	Trusts(1)	Fannie Mae
	(Dollars in millions)

Fair value	$707	$(2,950)	$(351)	$(3,274)
Unpaid principal balance	677	(2,829)	(150)	(3,181)

(1)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $178 million as of September 30, 2010.

17.	Commitments and Contingencies

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

In re Fannie Mae 2008 Securities Litigation

In a consolidated complaint filed on June 22, 2009, lead plaintiffs Massachusetts Pension Reserves Investment Management Board and Boston Retirement Board (for common shareholders) and Tennessee Consolidated Retirement System (for preferred shareholders) allege that we, certain of our former officers, and certain of our underwriters violated Sections 12(a)(2) and 15 of the Securities Act of 1933. Lead plaintiffs also allege that we, certain of our former officers, and our outside auditor, violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs purport to represent a class of persons who, between November 8, 2006 and September 5, 2008, inclusive, purchased or acquired (a) Fannie Mae common stock and options or (b) Fannie Mae preferred stock. Lead plaintiffs seek various

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief.

On November 24, 2009, the Court granted the defendants’ motion to dismiss the Securities Act claims as to all defendants. On September 30, 2010, the Court granted in part and denied in part the defendants’ motions to dismiss the Securities Exchange Act claims. As a result of the partial denial, some of the Securities Exchange Act claims remain pending against us and certain of our former officers. On October 14, 2010, we and certain other defendants filed motions for reconsideration of those portions of the Court’s September 30, 2010 order denying in part the defendants’ motions to dismiss.

An individual plaintiff, Daniel Kramer, is seeking to have his Securities Act case heard in state court. Although the Court denied his motion to remand his case to state court, Kramer moved for the Court to certify its ruling to the court of appeals for review. The Court denied Kramer’s motion on July 30, 2010.

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

Comprehensive Investment Services v. Mudd, et al.

On May 13, 2009, Comprehensive Investment Services, Inc. filed an individual securities action against certain of our former officers and directors, and certain of our underwriters in the Southern District of Texas. Plaintiff alleges violations of Section 12(a)(2) of the Securities Act of 1933; violation of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of § 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. The complaint seeks various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On July 7, 2009, the Judicial Panel on Multidistrict Litigation transferred the case to the Southern District of New York, where it is currently coordinated with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation for pretrial purposes.

Smith v. Fannie Mae, et al.

On February 25, 2010, plaintiff Edward Smith filed an individual complaint against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Southern District of California. Plaintiff alleges violation of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

promulgated thereunder; violation of § 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. On March 12, 2010, the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the case to the Southern District of New York for coordination with the 2008 class action lawsuits pending there. That order became effective on March 26, 2010. The Smith case is currently coordinated with In re Fannie Mae 2008 Securities Litigation.

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

Escrow Litigation

Casa Orlando Apartments, Ltd., et al. v. Federal National Mortgage Association (formerly known as Medlock Southwest Management Corp., et al. v. Federal National Mortgage Association)

A complaint was filed against us in the U.S. District Court for the Eastern District of Texas (Texarkana Division) on June 2, 2004, in which plaintiffs purport to represent a class of multifamily borrowers whose mortgages are insured under Sections 221(d)(3), 236 and other sections of the National Housing Act and are held or serviced by us. The complaint identified as a proposed class low- and moderate-income apartment building developers who maintained uninvested escrow accounts with us or our servicer. Plaintiffs Casa Orlando Apartments, Ltd., Jasper Housing Development Company and the Porkolab Family Trust No. 1 allege that we violated fiduciary obligations that they contend we owed to borrowers with respect to certain escrow accounts and that we were unjustly enriched. In particular, plaintiffs contend that, starting in 1969, we misused these escrow funds and are therefore liable for any economic benefit we received from the use of these funds. The plaintiffs seek a return of any profits, with accrued interest, earned by us related to the escrow accounts at issue, as well as attorneys’ fees and costs. Our motions to dismiss and for summary judgment with respect to the statute of limitations were denied. Plaintiffs filed an amended complaint on December 16, 2005. On July 13, 2009, the Court denied plaintiffs’ motion for class certification. On October 14, 2010, the U.S. Court of Appeals for the Fifth Circuit affirmed the District Court’s denial of class certification.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2010, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2010 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of September 30, 2010 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2010 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate this material weakness while we are under conservatorship.

Description of Material Weakness

The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we continued to have the following material weakness as of September 30, 2010 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2010 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

Changes in Internal Control over Financial Reporting

Overview

Management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since June 30, 2010 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As we reported in our 2009 Form 10-K, during the first quarter of 2010, management identified a material weakness in our internal control over financial reporting as of December 31, 2009 with respect to our controls over the change management process we apply to applications and models we use in accounting for (1) our provision for credit losses and (2) other-than-temporary impairment on our private-label mortgage-related securities. Specifically, requirements definitions and systems and user-acceptance testing were not adequate to prevent or identify errors that affected (a) the identification of loan populations and (b) the estimation of cash flows. As a result, incorrect data and assumptions were discovered during the preparation of our financial statements for the year ended December 31, 2009 for our provision for credit losses and for other-than-temporary impairment on our private-label mortgage-related securities.

To remediate this material weakness, we re-designed the change management processes we apply to these applications and models, and developed and implemented additional technology and business process controls. During the third quarter of 2010, we completed testing of our remediation actions relating to this material weakness. Based on our evaluation that the controls implemented to remediate the material weakness had been operating effectively for a reasonable period of time, we determined that we had fully remediated this material weakness as of September 30, 2010.

Mitigating Actions Relating to Material Weakness

As described above under “Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2010 (“Third Quarter 2010 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2010 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the Third Quarter 2010 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2010 Form 10-Q and had no objection to our filing the Third Quarter 2010 Form 10-Q.

•	The Acting Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting on a weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2009 Form 10-K, First Quarter 2010 Form 10-Q and Second Quarter 2010 Form 10-Q. We also provide information regarding material legal proceedings in “Note 17, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference in this item or in our 2009 Form 10-K, First Quarter 2010 Form 10-Q or Second Quarter 2010 Form 10-Q. We have recorded a reserve for legal claims related to those matters for which we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

Shareholder Derivative Litigation

On July 27, 2010, the U.S. District Court for the District of Columbia dismissed four shareholder derivative cases filed at various times between June 2007 and June 2008 against Fannie Mae as a nominal defendant and certain of our current and former directors and officers. Two of those cases, Kellmer v. Raines, et al. (filed June 29, 2007) and Middleton v. Raines, et al. (filed July 6, 2007), were dismissed with prejudice and two of the cases, Arthur v. Mudd, et al. (filed November 26, 2007); and Agnes v. Raines, et al. (filed June 25, 2008), were dismissed without prejudice. FHFA, as our conservator, had previously substituted itself for shareholder plaintiffs in all of these actions and moved for voluntary dismissal without prejudice of all four cases. These motions were granted in Arthur and Agnes, but denied as moot in Kellmer and Middleton. FHFA’s motions to reconsider the denial of these motions were denied on October 22, 2010. Plaintiffs Kellmer and Agnes are in the process of appealing the substitution and the dismissal orders.

Item 1A.	Risk Factors

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2009 Form 10-K. This section supplements and updates that discussion and, for a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in our 2009 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition, liquidity or net worth, or our investors, or cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements in this report.

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

Since June 2009, Congressional committees and subcommittees have held hearings and the Obama Administration has hosted conferences to discuss the housing market, housing finance reform and the present condition and future status of Fannie Mae and Freddie Mac. Under the recently-enacted Dodd-Frank Act, Treasury is required to submit a report to Congress by January 31, 2011 with recommendations for ending the conservatorships of Fannie Mae and Freddie Mac.

A number of legislative proposals have been introduced that would substantially change our business structure and the operation of our business. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of Fannie Mae, including whether we will continue to exist in our current form after the conservatorship is terminated. Proposals for reform of the GSEs include options that would result in a substantial change to our business structure or our liquidation or dissolution.

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

Conditions in the housing and financial markets worsened dramatically during 2008 and remained stressed in 2009 and 2010, contributing to a deterioration in the credit performance of our book of business, negatively impacting the serious delinquency rates, default rates and average loan loss severity on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as increasing our inventory of foreclosed properties. Increases in delinquencies, default rates and loss severity cause us to experience higher credit-related expenses. The credit performance of our book of business has also been negatively affected by the extent and duration of the decline in home prices and high unemployment. These deteriorating credit performance trends have been notable in certain of our higher risk loan categories, states and vintages. In addition, home price declines, adverse market conditions, and continuing high levels of unemployment also have affected the credit performance of our broader book of business. Further, home price declines have resulted in a large number of borrowers with “negative equity” in their mortgage loans (that is, they owe more on their mortgage loans than their houses are worth), which increases the likelihood that either these borrowers will strategically default on their mortgage loans even if they have the ability to continue to pay the loans or that their homes will be sold in a “short sale” for significantly less than the unpaid amount of the loans. We present detailed information about the risk characteristics of our conventional single-family guaranty book of business in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” and we present detailed information on our third quarter and year-to-date credit-related expenses, credit losses and results of operations in “MD&A —Consolidated Results of Operations.”

Adverse credit performance trends may continue, particularly if we experience further national and regional declines in home prices, weak economic conditions and high unemployment.

Servicer foreclosure process deficiencies and the resulting foreclosure pause could materially adversely affect our business, results of operations, financial condition and liquidity position.

Recently, a number of our single-family mortgage servicers temporarily halted foreclosures in some or all states after discovering deficiencies in their processes relating to the execution of affidavits in connection with the foreclosure process. This foreclosure pause could expand to additional servicers and states, and possibly to all or substantially all of our loans in the foreclosure process.

Although we cannot predict the ultimate impact of this foreclosure pause on our business at this time, we expect the pause will likely result in higher serious delinquency rates, longer foreclosure timelines and higher foreclosed property expenses. This foreclosure pause could also negatively affect the value of our REO inventory and the severity of our losses on foreclosed properties. In addition, this foreclosure pause could negatively affect housing market conditions and delay the recovery of the housing market. As a result, we expect this foreclosure pause will likely result in higher credit losses and credit-related expenses. This foreclosure pause may also negatively affect the value of the private-label securities we hold and result in additional impairments on these securities.

The foreclosure process deficiencies have generated significant public concern and are currently being investigated by various government agencies and the attorneys general of all fifty states. These foreclosure process deficiencies could lead to new regulation that could increase our costs and result in delays, such as new rules applicable to the foreclosure process recently issued by courts in two states. In addition, our servicers’ failure to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process poses operational, reputational and legal risks for us. As a result, depending on the duration and extent of the foreclosure pause and the foreclosure process deficiencies, these matters could have a material adverse effect on our business, results of operations, financial condition and liquidity position.

Challenges to the MERS® System could adversely affect our business, results of operations and financial condition.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role become the mortgagee of record for the loan in local land records. Fannie Mae seller/servicers may choose to use MERS as a nominee; however, we do not permit servicers to initiate foreclosures on Fannie Mae loans in MERS’s name. Approximately half of the loans we own or guarantee are registered in MERS’s name and the related servicing rights are tracked in the MERS System. The MERS System is widely used by participants in the mortgage finance industry. Along with a number of other organizations in the mortgage finance industry, we are a shareholder of MERSCORP, Inc.

Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies referenced above may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks for us. At this time, we cannot predict the ultimate outcome of these legal challenges to MERS or the impact on our business, results of operations and financial condition.

Operational control weaknesses could materially adversely affect our business, cause financial losses and harm our reputation.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, liability to customers, financial losses and damage to our reputation, including as a result of our inadvertent dissemination of confidential or inaccurate information. For example, our business is dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions across numerous and diverse markets and in an environment in which we must make frequent changes to our core processes in response to changing external conditions. These transactions are subject to various legal and regulatory standards. We rely upon business processes that are highly dependent on people, technology and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements are prepared. We have experienced a number of operational incidents in 2010 related to inadequately designed or failed execution of internal processes or systems.

We are implementing our operational risk management framework, which consists of a set of integrated processes, tools and strategies designed to support the identification, assessment, mitigation and control, and reporting and monitoring of operational risk. We also have made a number of changes in our structure, business focus and operations, as well as changes to our risk management processes, to keep pace with changing external conditions. These changes, in turn, have necessitated modifications to or development of new business models, processes, systems, policies, standards and controls. While we believe that the steps we have taken and are taking to enhance our technology and operational controls and organizational structure will help identify, assess, mitigate, control and monitor operational risk, our implementation of our operational risk management framework may not be effective to manage or prevent all of these risks and may create additional operational risk as we execute these enhancements.

In addition, we have experienced substantial changes in management, employees and our business structure and practices since the conservatorship began. These changes could increase our operational risk and result in business interruptions and financial losses. In addition, due to events that are wholly or partially beyond our control, employees or third parties could engage in improper or unauthorized actions, or our systems could fail to operate properly, which could lead to financial losses, business disruptions, legal and regulatory sanctions, and reputational damage.

We may not be able to meet our housing goals and duty to serve requirements, and actions we take to meet these requirements may adversely affect our business, results of operations, financial condition, liquidity and net worth.

In September 2010, FHFA published a final rule implementing the new housing goals structure for 2010 and 2011 as required by the 2008 Reform Act. We may not be able to meet all of our 2010 housing goals due to current mortgage market conditions. These conditions include: a reduction in single-family borrowing by low-income purchasers following the expiration of the home buyer tax credit; an increase in the share of mortgages made to moderate- and median-income borrowers due to low interest rates; continuing high unemployment; heightened underwriting and eligibility standards; increased standards of private mortgage insurers; the increased role of FHA in acquiring goals-qualifying mortgage loans; multifamily market volatility; and high levels of refinancings. Further, some or all of these conditions are likely to continue in 2011, which would negatively impact our ability to meet our 2011 housing goals.

In addition, in June 2010, FHFA published a proposed rule to implement our new duty to serve requirements relating to very low-, low- and moderate-income families in three underserved markets: manufactured housing, affordable housing preservation and rural areas. As of November 4, 2010, FHFA had not published a final rule relating to these duty to serve requirements.

If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. With respect to our housing goals, the potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. In addition, to the extent that we purchase higher risk loans in order to meet our housing goals or our duty to serve requirements, these purchases could contribute to further increases in our credit losses and credit-related expenses.

The Dodd-Frank Act and other regulatory changes in the financial services industry may negatively impact our business.

The Dodd-Frank Act will significantly change the regulation of the financial services industry, including by the creation of new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. This legislation will directly and indirectly affect many aspects of our business and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. The Dodd-Frank Act and related future regulatory changes could require us to change certain business practices, cause us to incur significant additional costs, limit the products we offer, require us to increase our regulatory capital or otherwise adversely affect our business. Additionally, implementation of this legislation will result in increased supervision and more comprehensive regulation of our customers and counterparties in the financial services industry, which may have a significant impact on the business practices of our customers and counterparties, as well as on our counterparty credit risk.

Examples of aspects of the Dodd-Frank Act and related future regulatory changes that, if applicable, may significantly affect us include mandatory clearing of certain derivatives transactions, which could impose significant additional costs on us, and minimum standards for residential mortgage loans, which could subject us to increased legal risk for loans we purchase or guarantee. We could also be designated as a “systemically important” non-bank financial company subject to supervision and regulation by the Federal Reserve. If this were to occur, the Federal Reserve would have the authority to examine us and could impose stricter prudential standards on us, including risk-based capital requirements, leverage limits, liquidity requirements, stress tests, credit concentration limits, resolution plan and credit exposure reporting requirements, and other risk management measures. Regulators have been seeking public comment regarding the criteria for designating non-bank financial companies for heightened supervision.

We are unable to predict how the Dodd-Frank Act will be implemented, or whether any additional or similar changes to statutes or regulations (and their interpretation or implementation) will occur in the future. As a result, it is difficult to assess fully the impact of this legislation on our business and industry at this time.

We also may become subject to other legislation and regulation that could directly or indirectly materially affect our business, results of operations, financial condition and liquidity position. For example, if recent proposals by the Basel Committee on Banking Supervision are adopted, it could result in our being subject to increased capital requirements and could affect investor interest in our debt and MBS securities, as well as the business practices of a number of our customers and counterparties. In addition, the actions of Treasury, the CFTC, the Federal Deposit Insurance Corporation, the Federal Reserve and international central banking authorities directly impact financial institutions’ cost of funds for lending, capital raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.

Legislative and regulatory changes could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In particular, these changes could affect our ability to issue debt and may reduce our customer base.

Structural changes in the financial services industry may negatively impact our business.

The financial market crisis has resulted in mergers of some of our most significant institutional counterparties. Consolidation of the financial services industry has increased and may continue to increase our concentration risk to counterparties in this industry, and we are and may become more reliant on a smaller number of institutional counterparties. This both increases our risk exposure to any individual counterparty and decreases our negotiating leverage with these counterparties. The structural changes in the financial services industry could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Our common and preferred stock have been delisted from the New York Stock Exchange and the Chicago Stock Exchange, which could adversely affect the market price and liquidity of the delisted securities.

Our common stock and previously-listed series of our preferred stock were delisted from the New York Stock Exchange and the Chicago Stock Exchange on July 8, 2010 and are now traded exclusively on the over-the-counter market. The market price of our common stock has declined significantly since June 16, 2010, the date we announced our intention to delist these securities, and may decline further.

There can be no assurance that an active trading market in our equity securities will continue to exist. Our quoted securities are likely to experience price and volume fluctuations which may be more significant than when our securities were listed on a national securities exchange, which could adversely affect the market price of these securities. We cannot predict the actions of market makers, investors, or other market participants, and can offer no assurances that the market for our securities will be stable.

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

While we attempt to create a geographically diverse single-family and multifamily mortgage credit book of business, there can be no assurance that a major disruptive event, depending on its magnitude, scope, and nature, will not generate significant credit losses and credit-related expenses.

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

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the

“Plans”). During the quarter ended September 30, 2010, 561 restricted stock units vested, as a result of which 392 shares of common stock were issued, and 169 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to September 7, 2008. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

During the quarter ended September 30, 2010, 1,823,866 shares of common stock were issued upon conversion of 1,183,716 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this report.

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the third quarter of 2010.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased(1)	per Share	Program(2)	the Program(3)
	(Shares in thousands)

2010
July 1-31	1	$0.33	—	42,330
August 1-31	—	0.37	—	42,293
September 1-30	—	0.28	—	42,233

Total	1

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of $398 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 1,183,716 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of those shares into 1,823,866 shares of common stock.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved an open market share repurchase program under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. Since August 2004, no shares have been repurchased pursuant to this program. The Board of Directors terminated this share repurchase program on October 14, 2010.

(3)	Consists of the total number of shares that may yet be purchased under our share repurchase program as of the end of the month, including the number of shares that may be repurchased to offset stock that may be issued pursuant to awards outstanding under our employee benefit plans. Repurchased shares are first offset against any issuances of stock under our employee benefit plans. To the extent that we repurchase more shares in a given month than have been issued under our plans, the excess number of shares is deducted from the 49.4 million shares approved for repurchase under the share repurchase program. The Board of Directors terminated this share repurchase program on October 14, 2010. Please see “Note 13, Stock-Based Compensation” of our 2009 Form 10-K for information about shares issued, shares expected to be issued, and shares remaining available for grant under our employee benefit plans. Shares that remain available for grant under our employee benefit plans are not included in the amount of shares that may yet be purchased reflected in the table.

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

Date: November 5, 2010

By:	/s/ David M. Johnson
David M. Johnson
Executive Vice President and
Chief Financial Officer

Date: November 5, 2010

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19	Warrant to Purchase Common Stock, dated September 7, 2008 (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

E-1

Item		Description

4.20		Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21		Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
4.22		Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Taxonomy Extension Schema*
101	.CAL	XBRL Taxonomy Extension Calculation*
101	.LAB	XBRL Taxonomy Extension Labels*
101	.PRE	XBRL Taxonomy Extension Presentation*
101	.DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

E-2

FR004