Form 10-K
period 2010-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2011-02-24
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, without par value
(Title of class)
8.25% Non-Cumulative Preferred Stock, Series T, stated value $25 per share
(Title of class)
8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, stated value $50 per share
(Title of class)
Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series S, stated value $25 per share
(Title of class)
7.625% Non-Cumulative Preferred Stock, Series R, stated value $25 per share
(Title of class)
6.75% Non-Cumulative Preferred Stock, Series Q, stated value $25 per share
(Title of class)
Variable Rate Non-Cumulative Preferred Stock, Series P, stated value $25 per share
(Title of class)
Variable Rate Non-Cumulative Preferred Stock, Series O, stated value $50 per share
(Title of class)
5.375% Non-Cumulative Convertible Series 2004-1 Preferred Stock, stated value $100,000 per share
(Title of class)
5.50% Non-Cumulative Preferred Stock, Series N, stated value $50 per share
(Title of class)
4.75% Non-Cumulative Preferred Stock, Series M, stated value $50 per share
(Title of class)
5.125% Non-Cumulative Preferred Stock, Series L, stated value $50 per share
(Title of class)
5.375% Non-Cumulative Preferred Stock, Series I, stated value $50 per share
(Title of class)
5.81% Non-Cumulative Preferred Stock, Series H, stated value $50 per share
(Title of class)
Variable Rate Non-Cumulative Preferred Stock, Series G, stated value $50 per share
(Title of class)
Variable Rate Non-Cumulative Preferred Stock, Series F, stated value $50 per share
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the New York Stock Exchange on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $383 million.

As of January 31, 2011, there were 1,119,639,748 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

i

MD&A TABLE REFERENCE

Table	Description	Page

—	Selected Financial Data	73
1	Expected Lifetime Profitability of Single-Family Loans Acquired in 1991 through 2010	10
2	Single-Family Serious Delinquency Rates by Year of Acquisition	12
3	Credit Profile of Single-Family Conventional Loans Acquired	13
4	Credit Statistics, Single-Family Guaranty Book of Business	17
5	Level 3 Recurring Financial Assets at Fair Value	77
6	Summary of Consolidated Results of Operations	83
7	Analysis of Net Interest Income and Yield	85
8	Rate/Volume Analysis of Changes in Net Interest Income	86
9	Fair Value Losses, Net	89
10	Credit-Related Expenses	92
11	Total Loss Reserves	93
12	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	94
13	Nonperforming Single-Family and Multifamily Loans	98
14	Credit Loss Performance Metrics	100
15	Credit Loss Concentration Analysis	101
16	Single-Family Credit Loss Sensitivity	102
17	Impairments and Fair Value Losses on Loans in HAMP	104
18	Business Segment Summary	107
19	Business Segment Results	108
20	Single-Family Business Results	109
21	Multifamily Business Results	113
22	Capital Markets Group Results	116
23	Capital Markets Group’s Mortgage Portfolio Activity	119
24	Capital Markets Group’s Mortgage Portfolio Composition	120
25	Summary of Consolidated Balance Sheets	122
26	Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities	123
27	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)	124
28	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net	126
29	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	127
30	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	130
31	Activity in Debt of Fannie Mae	133
32	Outstanding Short-Term Borrowings and Long-Term Debt	136
33	Outstanding Short-Term Borrowings	137
34	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	139

Table	Description	Page

35	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	139
36	Contractual Obligations	140
37	Cash and Other Investments Portfolio	141
38	Fannie Mae Credit Ratings	143
39	Composition of Mortgage Credit Book of Business	150
40	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	155
41	Delinquency Status of Single-Family Conventional Loans	160
42	Serious Delinquency Rates	161
43	Single-Family Conventional Serious Delinquency Rate Concentration Analysis	162
44	Statistics on Single-Family Loan Workouts	164
45	Loan Modification Profile	165
46	Single-Family Foreclosed Properties	166
47	Single-Family Acquired Property Concentration Analysis	167
48	Multifamily Serious Delinquency Rates	169
49	Multifamily Concentration Analysis	169
50	Multifamily Foreclosed Properties	170
51	Mortgage Insurance Coverage	174
52	Activity and Maturity Data for Risk Management Derivatives	185
53	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	187
54	Derivative Impact on Interest Rate Risk (50 Basis Points)	187
55	Interest Rate Sensitivity of Financial Instruments	188

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

OVERVIEW

Fannie Mae is a government-sponsored enterprise that was chartered by Congress in 1938 to support liquidity, stability and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Our charter does not permit us to originate loans and lend money directly to consumers in the primary mortgage market. Our most significant activities include providing market liquidity by securitizing mortgage loans originated by lenders in the primary mortgage market into Fannie Mae mortgage-backed securities, which we refer to as Fannie Mae MBS, and purchasing mortgage loans and mortgage-related securities in the secondary market for our mortgage portfolio. We acquire funds to purchase mortgage-related assets for our mortgage portfolio by issuing a variety of debt securities in the domestic and international capital markets. We also make other investments that increase the supply of affordable housing. During 2010, we concentrated much of our efforts on minimizing our credit losses by using home retention solutions and foreclosure alternatives to address delinquent mortgages, starting with solutions, such as modifications, that permit people to stay in their homes. When there is no lower-cost alternative, our goal is to move to foreclosure expeditiously. We describe our business activities below.

As a federally chartered corporation, we are subject to extensive regulation, supervision and examination by FHFA, and regulation by other federal agencies, including Treasury, the Department of Housing and Urban Development (“HUD”), and the Securities and Exchange Commission (“SEC”).

Although we are a corporation chartered by the U.S. Congress, our conservator is a U.S. government agency, Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and Treasury has made a commitment under a senior preferred stock purchase agreement to provide us with funds under specified conditions to maintain a positive net worth, the U.S. government does not guarantee our securities or other obligations. Our common stock was delisted from the New York Stock Exchange and the Chicago Stock Exchange on July 8, 2010 and since then has been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “FNMA.” Our debt securities are actively traded in the over-the-counter market.

The conservatorship we have been under since September 2008, with FHFA acting as conservator, has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what changes to our business structure will be made during or following the conservatorship.

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

RESIDENTIAL MORTGAGE MARKET

The U.S. Residential Mortgage Market

We conduct business in the U.S. residential mortgage market and the global securities market. In response to the financial crisis and severe economic recession that began in December 2007, the U.S. government took a number of extraordinary measures designed to provide fiscal stimulus, improve liquidity and protect and support the housing and financial markets. Examples of these measures include: (1) the Federal Reserve’s temporary programs to purchase up to $1.25 trillion of GSE mortgage-backed securities and approximately $175 billion of GSE debt by March 31, 2010, which were intended to provide support to mortgage lending and the housing market and to improve overall conditions in private credit markets; (2) the Administration’s Making Home Affordable Program, which was intended to stabilize the housing market by providing assistance to homeowners and preventing foreclosures; and (3) the first-time and move-up homebuyer tax credits, enacted to help increase home sales and stabilize home prices. The homebuyer tax credits were available for qualifying home purchases by buyers who entered into binding contracts by April 30, 2010.

Total U.S. residential mortgage debt outstanding, which includes $10.6 trillion of single-family mortgage debt outstanding, was estimated to be approximately $11.5 trillion as of September 30, 2010, the latest date for which information was available, according to the Federal Reserve. After increasing every quarter since record keeping began in 1952 until the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining since then. We owned or guaranteed mortgage assets representing approximately 27.4% of total U.S. residential mortgage debt outstanding as of September 30, 2010.

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no assets in geographic locations other than the United States and its territories.

Housing and Mortgage Market and Economic Conditions

During the fourth quarter of 2010, the United States economic recovery continued. The U.S. gross domestic product, or GDP, rose by 3.2% on an annualized basis during the quarter after adjusting for inflation, according to the Bureau of Economic Analysis advance estimate. The overall economy gained an estimated 128,000 jobs in the fourth quarter, with the private sector continuing its recent trend of moderate employment growth throughout the quarter and into January 2011. The unemployment rate was 9.0% in January 2011, compared with 9.6% in September 2010, based on data from the U.S. Bureau of Labor Statistics.

Housing activity rebounded modestly in the fourth quarter of 2010 after experiencing a pullback in the third quarter. For all of 2010, home sales declined for the fourth time in the past five years, despite low mortgage rates, reduced home prices and the first-time and move-up homebuyer tax credits that increased existing home sales earlier in the year. Weak demand for homes, a weak labor market, strengthened lending standards in the industry and elevated vacancy and foreclosure rates are the main obstacles to the housing recovery. Total existing home sales fell by 4.8% in 2010 from 2009, according to data available through January 2011. Faced with fierce competition from distressed sales, new home sales fared significantly worse, dropping by 14.2% in 2010, according to data available through January 2011, and accounting for just 5.5% of total home sales in the fourth quarter of 2010, down from a peak of more than 19% at the beginning of 2005. After four consecutive years of double-digit declines to an annual record low, total housing starts rose a modest 5.9% in 2010.

The table below presents several key indicators related to the total U.S. residential mortgage market.

Housing and Mortgage Market Indicators(1)

				% Change
	2010	2009	2008	2010	2009

Home sales (units in thousands)	5,229	5,530	5,398	(5.4)%	2.4%
New home sales	321	374	485	(14.2)	(22.9)
Existing home sales	4,908	5,156	4,913	(4.8)	4.9
Home price depreciation based on Fannie Mae Home Price Index (“HPI”)(2)	(3.1)%	(3.7)%	(10.3)%	—	—
Annual average fixed-rate mortgage interest rate(3)	4.7%	5.0%	6.0%	—	—
Single-family mortgage originations (in billions)	$1,530	$1,917	$1,580	(20.2)	21.3
Type of single-family mortgage origination:
Refinance share	65%	69%	52%	—	—
Adjustable-rate mortgage share	5%	4%	7%	—	—
Total U.S. residential mortgage debt outstanding (in billions)(4)	$11,459	$11,712	$11,915	(2.2)	(1.7)

(1)	The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the Bureau of the Census, HUD, the National Association of Realtors, the Mortgage Bankers Association and FHFA. Homes sales data are based on information available through January 2011. Single-family mortgage originations, as well as refinance shares, are based on February 2011 estimates from Fannie Mae’s Economics & Mortgage Market Analysis Group. The adjustable-rate mortgage share is based on mortgage applications data reported by the Mortgage Bankers Association. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

(2)	Calculated internally using property data information on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s HPI is a weighted repeat transactions index, meaning that it measures average price changes in repeat sales on the same properties. Fannie Mae’s HPI excludes prices on properties sold in foreclosure. The reported home price depreciation reflects the percentage change in Fannie Mae’s HPI from the fourth quarter of the prior year to the fourth quarter of the reported year.

(3)	Based on the annual average 30-year fixed-rate mortgage interest rate reported by Freddie Mac.

(4)	Information for 2010 is through September 30, 2010 and has been obtained from the Federal Reserve’s September 2010 mortgage debt outstanding release.

Home prices, which rose in the second quarter of 2010 when the home buyer tax credits were available, have fallen since the tax credits’ expiration. We estimate that home prices on a national basis declined by approximately 3.1% in both the second half of 2010 and in 2010 overall. We estimate that home prices have declined by 20.5% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.

As a result of the increase in existing home sales in the fourth quarter of 2010 and the pause in foreclosures triggered by the discovery of deficiencies in servicers’ foreclosure processes, the supply of unsold single-family homes dropped during the quarter. According to the National Association of Realtors’ December 2010 Existing Home Sales Report, there was an 8.1 month average supply of existing unsold homes as of December 31, 2010, compared with a 10.6 month average supply as of September 30, 2010 and a 7.2 month average supply as of December 31, 2009. Although the supply of unsold homes dropped in the fourth quarter, the inventory of unsold homes remains above long-term average levels. The national average inventory/sales ratio masks significant regional variation as some regions, such as Florida, struggle with large inventory overhang while others, such as California, are experiencing nearly depleted inventories in some market segments.

An additional factor weighing on the market is the elevated level of vacant properties, as reported by the Census Bureau. While the inventory of vacant homes for sale and for rent appears to be stabilizing, according to the Bureau of the Census Housing Vacancy Survey, vacancy rates remain significantly above their normal levels and will continue to weigh down the market. The serious delinquency rate has trended down since peaking in the fourth quarter of 2009 but has remained historically high, with an estimated four million loans seriously delinquent (90 days or more past due or in the foreclosure process), based on the Mortgage Bankers Association National Delinquency Survey. The shadow supply from these mortgages will also negatively affect the market. According to the minutes of the December Federal Reserve Open Market Committee, members expressed concern that the elevated supply of homes available for sale and the overhang of foreclosed homes will contribute to further drops in home prices, reducing household wealth and thus restraining growth in consumer spending. We provide information about Fannie Mae’s serious delinquency rate, which also decreased during 2010, in “Executive Summary—Credit Performance.”

We estimate that total single-family mortgage originations decreased by 20.2% in 2010 to $1.5 trillion, with a purchase share of 35% and a refinance share of 65%. For 2011, we expect an increase in mortgage rates will likely reduce the share of refinance loans to approximately 35% and total single-family originations are expected to decline to about $1.0 trillion.

Since the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining due to several factors including rising foreclosures, declining house prices, increased cash sales, reduced household formation, and reduced home equity extraction. We anticipate another approximately 2% decline in single-family mortgage debt outstanding in 2011. Total U.S. residential mortgage debt outstanding fell on an annualized basis by approximately 2.4% in both the second and third quarters of 2010.

Despite signs of stabilization and improvement, one out of seven borrowers was delinquent or in foreclosure during the fourth quarter of 2010, according to the Mortgage Bankers Association National Delinquency Survey. The housing market remains under pressure due to the high level of unemployment, which was a primary driver of the significant number of mortgage delinquencies and defaults in 2010. At the start of the recession in December 2007, the unemployment rate was 5.0%, based on data from the U.S. Bureau of Labor Statistics. The unemployment rate peaked at a 26-year high of 10.1% in October 2009, and remained as high as 9.0% in January 2011. We expect the unemployment rate to decline modestly throughout 2011.

The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time (part-time workers for economic reasons) and those not looking for work but who want to work and are available for work (discouraged workers), was 16.7% in December 2010, close to the record high of 17.4% in October 2009.

The decline in house prices both nationally and regionally has left many homeowners with “negative equity” in their homes, which means the principal balances on their mortgages exceed the current market value of their homes. This provides an incentive for borrowers to walk away from their mortgage obligations and for the loans to become delinquent and proceed to foreclosure. According to First American CoreLogic, Inc. approximately 11 million, or 23%, of all residential properties with mortgages were in negative equity in the third quarter of 2010. This potential supply also weighs on the supply/demand balance putting downward pressure on both house prices and rents. See “Risk Factors” for a description of risks to our business associated with the weak economy and housing market.

The multifamily sector improved during 2010 despite slow job growth. Multifamily fundamentals strengthened, driven primarily by increases in non-farm payrolls and tenants renting rather than purchasing homes due to uncertainty surrounding home values. Vacancy rates, which had climbed to record levels in 2009, have improved, and asking rents increased on a national basis. Preliminary third-party data suggest that the rate of apartment vacancies held steady in the fourth quarter of 2010. Rents appear to have risen during most of 2010, with overall rent growth up by an estimated 3%.

Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Improvements in these fundamentals helped to stabilize property values during 2010 in a number of metropolitan areas.

Prolonged periods of high vacancies and negative or flat rent growth will adversely affect multifamily properties’ net operating incomes and related cash flows, which can strain the ability of borrowers to make loan payments and thereby potentially increase delinquency rates and credit expenses.

While national multifamily market fundamentals improved during 2010, certain local markets and properties continue to exhibit weak fundamentals. As a result, we expect that our multifamily nonperforming assets will increase in certain areas and we may continue to experience an increase in delinquencies and credit losses despite generally improving market fundamentals. We expect the multifamily sector to continue to improve modestly in 2011, even though unemployment levels remain elevated.

EXECUTIVE SUMMARY

Please read this Executive Summary together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and our consolidated financial statements as of December 31, 2010 and related notes. This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report and “Risk Factors” for a discussion of factors that could cause our actual results to differ, perhaps materially, from our forward-looking statements. Please also see “MD&A—Glossary of Terms Used in This Report.”

Our Mission

Our public mission is to support liquidity and stability in the secondary mortgage market and increase the supply of affordable housing. In connection with our public mission, FHFA, as our conservator, and the Obama Administration have given us an important role in addressing housing and mortgage market conditions. As we discuss below and elsewhere in “Business,” we are concentrating our efforts on supporting liquidity, stability and affordability in the secondary mortgage market and minimizing our credit losses from delinquent loans.

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

We currently are concentrating our efforts on minimizing our credit losses. We use home retention solutions and foreclosure alternatives to address delinquent mortgages, starting with solutions, such as modifications, that permit people to stay in their homes. When there is no lower-cost alternative, our goal is to move to foreclosure expeditiously. We also seek to minimize credit losses by actively managing our real estate owned (“REO”) inventory and by pursuing contractual remedies where third parties such as lenders or providers of credit enhancement are obligated to compensate us for losses.

Along with our efforts to minimize credit losses, we continue our significant role of providing support for liquidity and affordability in the mortgage market through our guaranty and capital markets businesses. In

2010, we continued our work to strengthen our book of business, acquiring loans with a strong overall credit profile. We discuss the performance of single-family loans we acquired in 2009 and 2010 later in this executive summary.

We will continue to need funds from Treasury as a result of ongoing adverse conditions in the housing and mortgage markets, the deteriorated credit performance of loans in our mortgage credit book of business that we acquired prior to 2009, the costs associated with our efforts pursuant to our mission, and the dividends we are required to pay Treasury on the senior preferred stock. As a result of these factors, we do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future. Further, there is significant uncertainty regarding the future of our company, as the Administration, Congress and our regulators consider options for the future state of Fannie Mae, Freddie Mac and the U.S. government’s role in residential mortgage finance.

On February 11, 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. We discuss the report’s recommendations for a new long-term structure for the housing finance system in more detail in “Legislation and GSE Reform—GSE Reform.”

In the final quarter of 2010 we initiated a comprehensive review of our business processes, infrastructure and organizational structure to assess the company’s readiness to operate effectively in the secondary mortgage market of the future. We expect to implement the plan in phases with goals of providing value to our customers, simplifying and standardizing our operating model, and reducing our costs.

To provide context for analyzing our consolidated financial statements and understanding our MD&A, we discuss the following topics in this executive summary:

•	Our 2010 financial performance;

•	Actions we take to provide liquidity to the mortgage market;

•	Our expectations regarding profitability, the book of business we have acquired since the beginning of 2009 and credit losses;

•	Our strategies and actions to reduce credit losses;

•	Our 2009 and 2010 credit performance;

•	The servicer foreclosure process deficiencies discovered in 2010 and the related foreclosure pause;

•	Our liquidity position; and

•	Our outlook.

Summary of Our Financial Performance for 2010

Our financial results for 2010 reflect the continued weakness in the housing and mortgage markets, which remain under pressure from high levels of unemployment and underemployment, and the impact of the adoption of new accounting standards and the consolidation of the majority of our MBS trusts.

Effective January 1, 2010, we prospectively adopted new accounting standards on the transfers of financial assets and the consolidation of variable interest entities. We refer to these accounting standards together as the “new accounting standards.” In this report, we also refer to January 1, 2010 as the “transition date.”

Our adoption of the new accounting standards had a major impact on the presentation of our consolidated financial statements. The new standards require that we consolidate the substantial majority of Fannie Mae MBS trusts we guarantee and recognize the underlying assets (typically mortgage loans) and debt (typically bonds issued by the trusts in the form of Fannie Mae MBS certificates) of these trusts as assets and liabilities in our consolidated balance sheets.

Although the new accounting standards did not change the economic risk to our business, we recorded a decrease of $3.3 billion in our total deficit as of January 1, 2010 to reflect the cumulative effect of adopting these new standards. We provide a detailed discussion of the impact of the new accounting standards on our accounting and financial statements in “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities.” Upon adopting the new accounting standards, we changed the presentation of segment financial information that is currently evaluated by management, as we discuss in “Business Segment Results — Changes to Segment Reporting.”

We recognized a net loss of $14.0 billion for 2010, a net loss attributable to common stockholders of $21.7 billion, which includes $7.7 billion in dividends on senior preferred stock paid to Treasury, and a diluted loss per share of $3.81. In comparison, we recognized a net loss of $72.0 billion, a net loss attributable to common stockholders of $74.4 billion, including $2.5 billion in dividends on senior preferred stock, and a diluted loss per share of $13.11 in 2009.

The $58.0 billion decrease in our net loss for 2010 compared with 2009 was due primarily to:

•	a $46.9 billion decrease in credit-related expenses, which consist of the provision for loan losses, the provision for guaranty losses (collectively referred to as the “provision for credit losses”) plus foreclosed property expense, due to the factors described below;

•	a $9.1 billion decrease in net other-than-temporary impairments due to slower deterioration of the estimated credit component of the fair value losses of Alt-A and subprime securities. In addition, net-other-than temporary impairment decreased in 2010 compared with 2009 because, effective beginning in the second quarter of 2009, we recognize only the credit portion of other-than-temporary impairment in our consolidated statements of operations due to the adoption of a new other-than-temporary impairment accounting standard;

•	a $6.7 billion decrease in losses from partnership investments resulting primarily from the recognition, in the fourth quarter of 2009, of $5.0 billion in other-than-temporary impairment losses on our federal low-income housing tax credit (“LIHTC”) investments; and

•	a $2.3 billion decrease in net fair value losses primarily due to lower fair value losses on risk management derivatives.

Our credit-related expenses were $26.6 billion for 2010 compared with $73.5 billion for 2009. Our provision for credit losses was substantially lower in 2010, primarily because there was neither a significant increase in the number of seriously delinquent loans, nor a sharp decline in home prices. Therefore, we did not need to substantially increase our total loss reserves in 2010. Another contributing factor was the insignificant amount of fair value losses on acquired credit-impaired loans recognized in 2010, because only purchases of credit-deteriorated loans from unconsolidated MBS trusts or as a result of other credit guarantees generate fair value losses upon acquisition, due to our adoption of the new accounting standards. Additionally, on December 31, 2010, we entered into an agreement with Bank of America, N.A., and its affiliates, to address outstanding repurchase requests for residential mortgage loans. Bank of America agreed, among other things, to a cash payment of $1.3 billion, $930 million of which was recognized as a recovery of charge-offs, resulting in a reduction to our provision for loan losses and allowance for loan losses, and $266 million as a reduction to foreclosed property expense. For additional information on the terms of this agreement, see “Risk Management — Credit Risk Management — Institutional Counterparty Credit Risk Management.”

We had a net worth deficit of $2.5 billion as of December 31, 2010 and $2.4 billion as of September 30, 2010, compared with $15.3 billion as of December 31, 2009. Our net worth as of December 31, 2010 was negatively impacted by the recognition of our net loss of $14.0 billion and the senior preferred stock dividends of $7.7 billion. These reductions in our net worth were offset by our receipt of $27.7 billion in funds from Treasury under our senior preferred stock purchase agreement with Treasury, a $3.3 billion cumulative effect from the adoption of new accounting standards as of January 1, 2010, and a $3.1 billion reduction in unrealized losses in our holdings of available-for-sale securities. Our net worth, which is the basis for determining the amount that Treasury has committed to provide us under the senior preferred stock purchase agreement, equals the “Total deficit” reported in our consolidated balance sheets. In February 2011, the Acting Director of FHFA submitted a request to Treasury on our behalf for $2.6 billion to eliminate our net worth deficit as of December 31, 2010. When Treasury provides the requested funds, the aggregate liquidation preference on the senior preferred stock will be $91.2 billion, which will require an annualized dividend payment of $9.1 billion. This amount exceeds our reported annual net income for each of the last nine years, in most cases by a significant margin. Through December 31, 2010, we have paid an aggregate of $10.2 billion to Treasury in dividends on the senior preferred stock.

Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, increased to $66.3 billion as of December 31, 2010 from $64.7 billion as of September 30, 2010, $61.4 billion as of January 1, 2010 and $64.9 billion as of December 31, 2009. Our total loss reserve coverage to total nonperforming loans was 30.85% as of December 31, 2010, compared with 30.34% as of September 30, 2010 and 29.98% as of December 31, 2009.

We recognized net income of $73 million for the fourth quarter of 2010, driven primarily by net interest income of $4.6 billion and fair value gains of $366 million, which were partially offset by credit-related expenses of $4.3 billion and administrative expenses of $592 million. Our fourth quarter results were favorably impacted by the cash payment received from Bank of America, because it reduced our credit-related expenses for the period. The net loss attributable to common stockholders, which includes $2.2 billion in dividends on senior preferred stock, was $2.1 billion and our diluted loss per share was $0.37. In comparison, we recognized a net loss of $1.3 billion, a net loss attributable to common stockholders of $3.5 billion and a diluted loss per share of $0.61 for the third quarter of 2010. We recognized a net loss of $15.2 billion, a net loss attributable to common stockholders of $16.3 billion and a diluted loss per share of $2.87 for the fourth quarter of 2009.

Providing Mortgage Market Liquidity

We support liquidity and stability in the secondary mortgage market, serving as a stable source of funds for purchases of homes and multifamily rental housing and for refinancing existing mortgages. We provide this financing through the activities of our three complementary businesses: our Single-Family business (“Single-Family”), our Multifamily Mortgage Business (“Multifamily,” formerly “Housing and Community Development,” or “HCD”) and our Capital Markets group. Our Single-Family and Multifamily businesses work with our lender customers to purchase and securitize mortgage loans customers deliver to us into Fannie Mae MBS. Our Capital Markets group manages our investment activity in mortgage-related assets, funding investments primarily through proceeds we receive from the issuance of debt securities in the domestic and international capital markets. The Capital Markets group works with lender customers to provide funds to the mortgage market through short-term financing and other activities, making short-term use of our balance sheet. These financing activities include whole loan conduit transactions, early funding transactions, Real Estate Mortgage Investment Conduit (“REMIC”) and other structured securitization activities, and dollar rolls, which we describe in more detail in “Business Segments — Capital Markets Group.”

In 2010, we purchased or guaranteed approximately $856 billion in loans, measured by unpaid principal balance, which includes approximately $217 billion in delinquent loans we purchased from our single-family MBS trusts. Our purchases and guarantees financed approximately 2,712,000 single-family conventional loans, excluding delinquent loans purchased from our MBS trusts, and approximately 306,000 units in multifamily properties.

Our mortgage credit book of business — which consists of the mortgage loans and mortgage-related securities we hold in our investment portfolio, Fannie Mae MBS held by third parties and other credit enhancements that we provide on mortgage assets — totaled $3.1 trillion as of September 30, 2010, which represented approximately 27.4% of U.S. residential mortgage debt outstanding on September 30, 2010, the latest date for which the Federal Reserve has estimated U.S. residential mortgage debt outstanding. We remained the largest single issuer of mortgage-related securities in the secondary market, with an estimated market share of new single-family mortgage-related securities of 49.0% during the fourth quarter of 2010 and 44.0% for the full year. In comparison, our estimated market share of new single-family mortgage-related securities issuances was 44.5% in the third quarter of 2010 and 38.9% in the fourth quarter of 2009. If the Federal Housing Administration (“FHA”) continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher loan-to-value (“LTV”) ratios, our market share could be adversely impacted if the market shifts away from refinance activity, which is likely to occur when interest rates rise. In the multifamily market, we remain a constant source of liquidity, guaranteeing an estimated 20.1% of multifamily mortgage debt outstanding as of September 30, 2010, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences.

Our Expectations Regarding Profitability, the Single-Family Loans We Acquired Beginning in 2009, and Credit Losses

In this section we discuss our expectations regarding the profitability, performance and credit profile of the single-family loans we have purchased or guaranteed since the beginning of 2009, shortly after entering into conservatorship in late 2008, and our expected single-family credit losses. We refer to loans we have purchased or guaranteed as loans that we have “acquired.”

•	Since the beginning of 2009, we have acquired single-family loans that have a strong overall credit profile and are performing well. We expect these loans will be profitable, by which we mean they will generate more fee income than credit losses and administrative costs, as we discuss in “Expected Profitability of Our Single-Family Acquisitions” below. For further information, see “Table 2: Single-Family Serious Delinquency Rates by Year of Acquisition” and “Table 3: Credit Profile of Single-Family Conventional Loans Acquired.”

•	The vast majority of our realized credit losses in 2009 and 2010 on single-family loans are attributable to single-family loans that we purchased or guaranteed from 2005 through 2008. While these loans will give rise to additional credit losses that we have not yet realized, we estimate that we have reserved for the substantial majority of the remaining losses.

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations

In this discussion, we present a number of estimates and expectations regarding the profitability of single-family loans we have acquired, our single-family credit losses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Our future estimates of these amounts, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of home price changes, changes in interest rates, unemployment, direct and indirect consequences resulting from failures by servicers to follow proper procedures in the administration of foreclosure cases, government policy, changes in generally accepted accounting principles (“GAAP”), credit availability, social behaviors, other macro-economic variables, the volume of loans we modify, the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies, changes in the fair value of our assets and liabilities, impairments of our assets, or many other factors, including those discussed in “Risk Factors” and “MD&A — Forward-Looking Statements.” For example, if the economy were to enter a deep recession during this time period, we would expect actual outcomes to differ substantially from our current expectations.

Expected Profitability of Our Single-Family Acquisitions

While it is too early to know how loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile, low levels of payment delinquencies shortly after their acquisition, and low serious delinquency rate, we expect that, over their lifecycle, these loans will be profitable. Table 1 provides information about whether we expect loans we acquired in 1991 through 2010 to be profitable, and the percentage of our single-family guaranty book of business represented by these loans as of December 31, 2010. The expectations reflected in Table 1 are based on the credit risk profile of the loans we have acquired, which we discuss in more detail in “Table 3: Credit Profile of Single-Family Conventional Loans Acquired” and in “Table 40: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.” These expectations are also based on numerous other assumptions, including our expectations regarding home price declines set forth below in “Outlook.” As shown in Table 1, we expect loans we have acquired in 2009 and 2010 to be profitable. If future macroeconomic conditions turn out to be significantly more adverse than our expectations, these loans could become unprofitable. For example, we believe that these loans would become unprofitable if home prices declined more than 20% from their December 2010 levels over the next five years based on our home price index, which would be an approximately 36% decline from their peak in the third quarter of 2006.

Table 1:  Expected Lifetime Profitability of Single-Family Loans Acquired in 1991 through 2010

As Table 1 shows, the key years in which we acquired loans that we expect will be unprofitable are 2005 through 2008, and the vast majority of our realized credit losses in 2009 and 2010 to date are attributable to these loans. Loans we acquired in 2004 were originated under more conservative acquisition policies than loans we acquired from 2005 through 2008; however, we expect them to perform close to break-even because these loans were made as home prices were rapidly increasing and therefore suffered from the subsequent decline in home prices.

Loans we have acquired since the beginning of 2009 comprised over 40% of our single-family guaranty book of business as of December 31, 2010. Our 2005 to 2008 acquisitions are becoming a smaller percentage of our guaranty book of business, having decreased from 50% of our guaranty book of business as of December 31, 2009 to 39% as of December 31, 2010.

Performance of Our Single-Family Acquisitions

In our experience, an early predictor of the ultimate performance of loans is the rate at which the loans become seriously delinquent within a short period of time after acquisition. Loans we acquired in 2009 have experienced historically low levels of delinquencies shortly after their acquisition. Table 2 shows, for single-family loans we acquired in each year from 2001 to 2009, the percentage that were seriously delinquent (three or more months past due or in the foreclosure process) as of the end of the fourth quarter following the acquisition year. Loans we acquired in 2010 are not included in this table because a substantial portion of them were originated so recently that they could not yet have become seriously delinquent. As Table 2 shows, the percentage of our 2009 acquisitions that were seriously delinquent as of the end of the fourth quarter following their acquisition year was more than nine times lower than the average comparable serious delinquency rate for loans acquired in 2005 through 2008. Table 2 also shows serious delinquency rates for each year’s acquisitions as of December 31, 2010. Except for the most recent acquisition years, whose serious delinquency rates are likely lower than they will be after the loans have aged, Table 2 shows that the serious delinquency rate as of December 31, 2010 generally tracks the trend of the serious delinquency rate as of the end of the fourth quarter following the year of acquisition. Below the table we provide information about the economic environment in which the loans were acquired, specifically home price appreciation and unemployment levels.

Table 2:  Single-Family Serious Delinquency Rates by Year of Acquisition

*	For 2009, the serious delinquency rate as of December 31, 2010 is the same as the serious delinquency rate as of the end of the fourth quarter following the acquisition year.

(1)	Based on Fannie Mae’s HPI, which measures average price changes based on repeat sales on the same properties. For 2010, the data show an initial estimate based on purchase transactions in Fannie-Freddie acquisition and public deed data available through the end of January 2011. Previously reported data has been revised to reflect additional available historical data. Including subsequently available data may lead to materially different results.

(2)	Based on the average national unemployment rates for each month reported in the labor force statistics current population survey (CPS), Bureau of Labor Statistics.

Credit Profile of Our Single-Family Acquisitions

Single-family loans we purchased or guaranteed from 2005 through 2008 were acquired during a period when home prices were rising rapidly, peaked, and then started to decline sharply, and underwriting and eligibility standards were more relaxed than they are now. These loans were characterized, on average and as discussed below, by higher LTV ratios and lower FICO credit scores than loans we have acquired since January 1, 2009. In addition, many of these loans were Alt-A loans or had other higher-risk loan attributes such as interest-only payment features. As a result of the sharp declines in home prices, 29% of the loans that we acquired from

2005 through 2008 had mark-to-market LTV ratios that were greater than 100% as of December 31, 2010, which means the principal balance of the borrower’s primary mortgage exceeded the current market value of the borrower’s home. This percentage is higher when second lien loans secured by the same properties that secure our loans are included. The sharp decline in home prices, the severe economic recession that began in December 2007 and continued through June 2009, and continuing high unemployment and underemployment have significantly and adversely impacted the performance of loans we acquired from 2005 through 2008. We are taking a number of actions to reduce our credit losses. We discuss these actions and our strategy below in “Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business” and in “MD&A — Risk Management — Credit Risk Management — Single-Family Mortgage Credit Risk Management.”

In 2009, we began to see the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. As a result of these changes and other market conditions, we reduced our acquisitions of loans with higher-risk loan attributes. The loans we have purchased or guaranteed since January 1, 2009 have had a better credit risk profile overall than loans we acquired in 2005 through 2008, and their early performance has been strong. Our experience has been that loans with stronger credit risk profiles perform better than loans without stronger credit risk profiles. For example, one measure of a loan’s credit risk profile that we believe is a strong predictor of performance is LTV ratio, which indicates the amount of equity a borrower has in the underlying property. As Table 3 demonstrates, the loans we have acquired since January 1, 2009 have a strong credit risk profile, with lower original LTV ratios, higher FICO credit scores, and a product mix with a greater percentage of fully amortizing fixed-rate mortgage loans than loans we acquired from 2005 through 2008.

Table 3:  Credit Profile of Single-Family Conventional Loans Acquired(1)

	Acquisitions from 2009	Acquisitions from 2005
	through 2010	through 2008

Weighted average loan-to-value ratio at origination	68%	73%
Weighted average FICO credit score at origination	762	722
Fully amortizing, fixed-rate loans	95%	86%
Alt-A loans(2)	1%	14%
Interest-only	1%	12%
Original loan-to-value ratio > 90	5%	11%
FICO credit score < 620	*	5%

*	Represent less than 0.5% of the total acquisitions.

(1)	Loans that meet more than one category are included in each applicable category.

(2)	Newly originated Alt-A loans acquired in 2009 and 2010 consist of the refinance of existing Alt-A loans.

Improvements in the credit risk profile of our 2009 and 2010 acquisitions over acquisitions in prior years reflect changes that we made to our pricing and eligibility standards, as well as changes that mortgage insurers made to their eligibility standards. In addition, FHA’s role as the lower-cost option for some consumers for loans with higher LTV ratios has also reduced our acquisitions of these types of loans. The credit risk profile of our 2009 and 2010 acquisitions has been influenced further by a significant percentage of refinanced loans, which generally perform well as they demonstrate a borrower’s desire to maintain homeownership. In 2010 our acquisitions of refinanced loans included a significant number of loans under the Refi Plustm initiative, which involves refinancing existing, performing Fannie Mae loans with current LTV ratios up to 125%, and possibly lower FICO credit scores, into loans that reduce the borrowers’ monthly payments or are otherwise more sustainable. A substantial portion of the refinances with higher LTV ratios were done as part of the Home Affordable Refinance Program (“HARP”), which is for loans on primary residences with current LTV ratios in excess of 80% and up to 125%. Due to the volume of HARP loans, the LTV ratios at origination for our 2010 acquisitions are higher than for our 2009 acquisitions. However, the overall credit profile of our 2010 acquisitions remained significantly stronger than the credit profile of our 2005 through 2008 acquisitions.

Whether the loans we acquire in the future exhibit an overall credit profile similar to our acquisitions since January 1, 2009 will depend on a number of factors, including our future eligibility standards and those of mortgage insurers, the percentage of loan originations representing refinancings, our future objectives, and market and competitive conditions.

Beginning in 2008, we made changes to our pricing and eligibility standards and underwriting that were intended to more accurately reflect the risk in the housing market and to significantly reduce our acquisitions of loans with higher-risk attributes. These changes included the following:

•	Established a minimum FICO credit score and reduced maximum debt-to-income ratio for most loans;

•	Limited or eliminated certain loan products with higher-risk characteristics, including discontinuing the acquisition of newly originated Alt-A loans, except for those that represent the refinancing of an existing Alt-A Fannie Mae loan (we may also continue to selectively acquire seasoned Alt-A loans that meet acceptable eligibility and underwriting criteria; however, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods);

•	Updated our comprehensive risk assessment model in Desktop Underwriter®, our proprietary automated underwriting system, and implemented a comprehensive risk assessment worksheet to assist lenders in the manual underwriting of loans;

•	Increased our guaranty fee pricing to better align risk and pricing;

•	Updated our policies regarding appraisals of properties backing loans; and

•	Established a national down payment policy requiring borrowers to have a minimum down payment (or minimum equity, for refinances) of 3%, in most cases.

If we had applied our current pricing and eligibility standards and underwriting to loans we acquired in 2005 through 2008, our losses on loans acquired in those years would have been lower, although we would still have experienced losses due to the rise and subsequent sharp decline in home prices and increased unemployment.

Expectations Regarding Credit Losses

The single-family credit losses we realized in 2009 and 2010, combined with the amounts we have reserved for single-family credit losses as of December 31, 2010, total approximately $110 billion. The vast majority of these losses are attributable to single-family loans we purchased or guaranteed from 2005 through 2008.

While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we have not yet realized, we estimate that we have reserved for the substantial majority of the remaining losses. While we believe our results of operations have already reflected a substantial majority of the credit losses we have yet to realize on these loans, we expect that defaults on these loans and the resulting charge-offs will occur over a period of years. In addition, given the large current and anticipated supply of single-family homes in the market, we anticipate that it will take years before our REO inventory approaches pre-2008 levels.

We show how we calculate our realized credit losses in “Table 14: Credit Loss Performance Metrics.” Our reserves for credit losses consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses (collectively, our “total loss reserves”), plus the portion of fair value losses on loans purchased out of MBS trusts reflected in our consolidated balance sheets that we estimate represents accelerated credit losses we expect to realize. For more information on our reserves for credit losses, please see “Table 11: Total Loss Reserves.”

The fair value losses that we consider part of our reserves are not included in our “total loss reserves.” The majority of the fair value losses were recorded prior to our adoption of the new accounting standards in 2010. Upon our acquisition of credit-impaired loans out of unconsolidated MBS trusts, we recorded fair value loss charge-offs against our reserve for guaranty losses to the extent that the acquisition cost of these loans exceeded their estimated fair value. We expect to realize a portion of these fair value losses as credit losses in the future (for loans that eventually involve charge-offs or foreclosure), yet these fair value losses have already reduced the mortgage loan balances reflected in our consolidated balance sheets and have effectively been recognized in our consolidated statements of operations through our provision for guaranty losses. We consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize them as credit losses in the future.

As a result of the substantial reserving for and realizing of our credit losses to date, we have drawn a significant amount of funds from Treasury through December 31, 2010. As our draws from Treasury for credit losses abate, we expect our draws instead to be driven increasingly by dividend payments to Treasury.

Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business

To reduce the credit losses we ultimately incur on our single-family guaranty book of business, we are focusing our efforts on the following strategies:

•	Reducing defaults to avoid losses that otherwise would occur;

•	Efficiently managing timelines for home retention solutions, foreclosure alternatives, and foreclosures;

•	Pursuing foreclosure alternatives to reduce the severity of the losses we incur;

•	Managing our REO inventory to reduce costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders and providers of credit enhancement, including mortgage insurers.

We refer to actions taken by our servicers with borrowers to resolve the problem of existing or potential delinquent loan payments as “workouts,” which include our home retention solutions and foreclosure alternatives discussed below. As “Table 4: Credit Statistics, Single-Family Guaranty Book of Business” illustrates, our single-family serious delinquency rate decreased to 4.48% as of December 31, 2010 from 5.38% as of December 31, 2009. This decrease is primarily the result of workouts and foreclosed property acquisitions completed during the year and reflects our work with servicers to reduce delays in determining and executing the appropriate approach for a given loan. During 2010, we completed approximately 772,000 workouts and foreclosed property acquisitions. The decrease is also attributable to our acquisition of loans with stronger credit profiles in 2010. Serious delinquency rates declined in 2010 and, as of September 30, 2010, we experienced the first year-over-year decline in our serious delinquency rate since 2007. This year-over-year decline continued as of December 31, 2010. We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, and the extent to which borrowers with modified loans again become delinquent in their payments.

Reducing Defaults.  We are working to reduce defaults through improved servicing, refinancing initiatives and solutions that help borrowers retain their homes, such as modifications.

•	Improved Servicing. Our mortgage servicers are the primary point of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. We seek to improve the servicing of our delinquent loans through a variety of means, including increasing our resources for managing the oversight of servicers, increasing our communications with servicers, and holding servicers accountable for following our requirements. We are also working with some of our servicers to test and implement high-touch protocols for servicing our higher risk loans, including lowering the ratio of loans per servicer employee, prescribing borrower outreach strategies to be used at earlier stages of delinquency, and providing distressed borrowers a single point of contact to resolve issues.

•	Refinancing Initiatives. Through our Refi Plustm initiative, which provides expanded refinance opportunities for eligible Fannie Mae borrowers, we acquired or guaranteed approximately 659,000 loans in 2010 that helped borrowers obtain more affordable monthly payments now and in the future or a more stable mortgage product (for example, by moving from an adjustable-rate mortgage to a fixed-rate mortgage). These refinancing activities may help prevent future delinquencies and defaults. Loans refinanced through the Refi Plus initiative in 2010 reduced our borrowers’ monthly mortgage payments by an average of $149.

•	Home Retention Solutions. Our home retention solutions are intended to help borrowers stay in their homes and include loan modifications, repayment plans and forbearances. We provide information on our home retention solutions completed during 2010 in Table 4. Please also see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Management of Problem Loans and Loan Workout Metrics” for a discussion of our home retention strategies.

Managing Timelines.  We believe that repayment plans, short-term forbearances and loan modifications can be most effective in preventing defaults when completed at an early stage of delinquency. Similarly, we believe that our foreclosure alternatives are more likely to be successful in reducing our loss severity if they are executed expeditiously. Accordingly, it is important for servicers to work with delinquent borrowers early in the delinquency to determine whether home retention solutions or foreclosure alternatives will be viable and, where no workout is viable, to reduce delays in proceeding to foreclosure.

Pursuing Foreclosure Alternatives.  If we are unable to provide a viable home retention solution for a problem loan, we seek to offer foreclosure alternatives and complete them in a timely manner. These foreclosure alternatives are primarily preforeclosure sales, which are sometimes referred to as “short sales,” as well as deeds-in-lieu of foreclosure. These alternatives are intended to reduce the severity of our loss resulting from a borrower’s default while permitting the borrower to avoid going through a foreclosure. We provide information about the volume of foreclosure alternatives we completed during 2010 in Table 4.

Managing Our REO Inventory.  Since January 2009, we have strengthened our REO sales capabilities by significantly increasing the number of resources in this area, and we are working to manage our REO inventory to reduce costs and maximize sales proceeds. As Table 4 shows, in 2010 we increased our dispositions of foreclosed single-family properties by 51% as compared with 2009, while our acquisition of properties increased by 80%. Given the large number of seriously delinquent loans in our single-family guaranty book of business and the large current and anticipated supply of single-family homes in the market, we expect it will take years before our REO inventory approaches pre-2008 levels.

Pursuing Contractual Remedies.  We conduct reviews of delinquent loans and, when we discover loans that do not meet our underwriting and eligibility requirements, we make demands for lenders to repurchase these loans or compensate us for losses sustained on the loans. We also make demands for lenders to repurchase or compensate us for loans for which the mortgage insurer rescinds coverage. We increased the volume of our repurchase requests in 2010 as compared with 2009, and we expect the number of repurchase requests we make in 2011 to remain high. During 2010, lenders repurchased from us or reimbursed us for losses on approximately $8.8 billion in loans, measured by unpaid principal balance, pursuant to their contractual obligations. In addition, as of December 31, 2010, we had outstanding requests for lenders to repurchase from us or reimburse us for losses on $5.0 billion in loans, of which 30% had been outstanding for more than 120 days.

These dollar amounts represent the unpaid principal balance of the loans underlying the repurchase requests, not the actual amounts we have received or requested from the lenders. When lenders pay us for these requests, they pay us either to repurchase the loans or else to make us whole for our losses in cases where we have acquired and disposed of the property underlying the loans. Make-whole payments are typically for less than the unpaid principal balance because we have already recovered some of the balance through the sale of the REO. As a result, our actual cash receipts relating to these outstanding repurchase requests are significantly lower than the unpaid principal balance of the loans.

We entered into an agreement on December 31, 2010, with Bank of America, N.A., BAC Home Loans Servicing LP, and Countrywide Home Loans, Inc., each of which is an affiliate of Bank of America Corporation. The agreement addresses outstanding repurchase requests on loans with an unpaid principal balance of approximately $3.9 billion delivered to Fannie Mae by affiliates of Countrywide Financial Corporation (collectively, “Countrywide”), with which Bank of America Corporation merged in 2008. For more information regarding this agreement, please see “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

We are also pursuing contractual remedies from providers of credit enhancement on our loans, including mortgage insurers. We received proceeds under our mortgage insurance policies for single-family loans of $1.9 billion for the fourth quarter of 2010. Please see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a discussion of our repurchase and reimbursement requests and outstanding receivables from mortgage insurers, as well as the risk that one or more of these counterparties fails to fulfill its obligations to us.

While the actions we have taken to stabilize the housing market and minimize our credit losses have been undertaken with the goal of reducing our future credit losses below what they otherwise would have been, it is difficult to predict how effective these actions ultimately will be in reducing our credit losses and, in the future, it may be difficult to measure the impact our actions ultimately have on our credit losses.

Credit Performance

Table 4 presents information for each quarter of 2010 and for 2009 about the credit performance of mortgage loans in our single-family guaranty book of business and our loan workouts. The workout information in Table 4 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 4:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2010					2009
	Full					Full
	Year	Q4	Q3	Q2	Q1	Year
			(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	4.48%	4.48%	4.56%	4.99%	5.47%	5.38%
Nonperforming loans(3)	$212,858	$212,858	$212,305	$217,216	$222,892	$215,505
Foreclosed property inventory:
Number of properties	162,489	162,489	166,787	129,310	109,989	86,155
Carrying value	$14,955	$14,955	$16,394	$13,043	$11,423	$8,466
Combined loss reserves(4)	$60,163	$60,163	$58,451	$59,087	$58,900	$62,312
Total loss reserves(5)	$64,469	$64,469	$63,105	$64,877	$66,479	$62,848
During the period:
Foreclosed property (number of properties):
Acquisitions(6)	262,078	45,962	85,349	68,838	61,929	145,617
Dispositions	(185,744)	(50,260)	(47,872)	(49,517)	(38,095)	(123,000)
Credit-related expenses(7)	$26,420	$4,064	$5,559	$4,871	$11,926	$71,320
Credit losses(8)	$23,133	$3,111	$8,037	$6,923	$5,062	$13,362
Loan workout activity (number of loans):
Home retention loan workouts(9)	440,276	89,691	113,367	132,192	105,026	160,722
Preforeclosure sales and deeds-in-lieu of foreclosure	75,391	15,632	20,918	21,515	17,326	39,617

Total loan workouts	515,667	105,323	134,285	153,707	122,352	200,339

Loan workouts as a percentage of our delinquent loans in our guaranty book of business(10)	37.30%	30.47%	37.86%	41.18%	31.59%	12.24%

(1)	Our single-family guaranty book of business consists of (a) single-family mortgage loans held in our mortgage portfolio, (b) single-family mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our mortgage portfolio for which we do not provide a guaranty.

(2)	Calculated based on the number of single-family conventional loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business. We include all of the single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonperforming loans, including troubled debt restructurings and HomeSaver Advance first-lien loans, which are unsecured personal loans in the amount of past due payments used to bring mortgage loans current, that are on accrual status. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

(4)	Consists of the allowance for loan losses for loans recognized in our consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. Prior period amounts have been restated to conform to the current period presentation. The amounts shown as of March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 reflect a decrease from the amount shown as of December 31, 2009 as a result of the adoption of the new accounting standards. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

(5)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(6)	Includes acquisitions through deeds-in-lieu of foreclosure.

(7)	Consists of the provision for loan losses, the provision (benefit) for guaranty losses and foreclosed property expense.

(8)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans.

(9)	Consists of (a) modifications, which do not include trial modifications or repayment plans or forbearances that have been initiated but not completed; (b) repayment plans and forbearances completed and (c) HomeSaver Advance first-lien loans. See “Table 44: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management” for additional information on our various types of loan workouts.

(10)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Servicer Foreclosure Process Deficiencies and Foreclosure Pause

In the fall of 2010, a number of our single-family mortgage servicers temporarily halted foreclosures in some or all states after discovering deficiencies in their processes and the processes of their lawyers and other service providers relating to the execution of affidavits in connection with the foreclosure process. Deficiencies include improperly notarized affidavits and affidavits signed without appropriate knowledge and review of the documents. These foreclosure process deficiencies have generated significant concern and are currently being investigated by various government agencies and by the attorneys general of all fifty states. This has resulted in new foreclosure laws and court rules in several states that we anticipate will increase costs and may lengthen the time to foreclose.

We have directed our servicers and certain of the law firms that handle foreclosure processes for our mortgage servicers to review their policies and procedures relating to the execution of affidavits, verifications and other legal documents in connection with the foreclosure process. We are also addressing concerns that have been raised regarding the practices of some law firms that handle the foreclosure process for our mortgage servicers in Florida. In the case of one firm under investigation by the Florida attorney general’s office, we terminated the firm’s handling of Fannie Mae matters and moved all Fannie Mae matters pending with the firm to other firms. We have also served a termination notice on a second Florida law firm handling foreclosure related matters for us. We have expanded the list of law firms that our servicers may use to process foreclosures in Florida.

The Acting Director of FHFA issued statements on October 1 and October 13, 2010 regarding servicers’ foreclosure processing issues. We are currently coordinating with FHFA regarding appropriate corrective actions consistent with the four-point policy framework issued by FHFA on October 13, 2010. Under this framework, servicers are required to: (1) review their processes and verify that all documents are in compliance with legal requirements; (2) remediate problems identified through this review in an appropriate, timely and sustainable manner; (3) report suspected fraudulent activity; and (4) without delay, proceed to foreclose on mortgage loans that have no problems relating to process, on which the borrower has stopped payment, and for which home retention solutions and foreclosure alternatives have been unsuccessful.

Due to the servicer affidavit issues, we temporarily suspended certain eviction proceedings and the closing of some REO sales. On November 24, 2010, we authorized the scheduling and closing of REO sale transactions to resume. Effective January 18, 2011, we issued instructions to counsel to proceed with scheduling and completing the eviction actions previously placed on hold.

Although the foreclosure pause has negatively affected our serious delinquency rates, credit-related expenses and foreclosure timelines, we cannot yet predict the full extent of its impact. The foreclosure pause also could negatively affect housing market conditions and delay the recovery of the housing market. Some servicers have lifted the foreclosure pause in certain jurisdictions, while continuing the pause in others. At this time, we cannot predict how long the pause on foreclosures will last, how many of our loans will be affected by it or its ultimate impact on our business or the housing market. See “Risk Factors” for further information about the potential impact of the servicer foreclosure process deficiencies and the foreclosure pause on our business, results of operations, financial condition and liquidity position.

Liquidity

In response to the strong demand that we experienced for our debt securities during 2010, we issued a variety of non-callable and callable debt securities in a wide range of maturities to achieve cost-efficient funding and to extend our debt maturity profile. In particular, we issued a significant amount of long-term debt during this period, which we then used to repay maturing debt and prepay more expensive callable long-term debt.

We believe that our ready access to long-term debt funding during 2009 and 2010 has been primarily due to the actions taken by the federal government to support us and the financial markets. Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially and adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition, results of operations and ability to continue as a going concern. Demand for our debt securities could decline in the future, as the Administration, Congress and our regulators debate our future. Despite the conclusion of the Federal Reserve’s program to purchase agency debt and MBS during the first quarter of 2010, as of the date of this filing, demand for our long-term debt securities continues to be strong. See “MD&A—Liquidity and Capital Management—Liquidity Management” for more information on our debt funding activities and “Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt securities to fund our operations.

Outlook

Overall Market Conditions.  We expect weakness in the housing and mortgage markets to continue in 2011. The high level of delinquent mortgage loans will result in the foreclosure of troubled loans, which is likely to add to the excess housing inventory. Home sales are unlikely to rise before the unemployment rate improves. In addition, the servicer foreclosure process deficiencies described above create uncertainty for potential home buyers, because foreclosed homes account for a substantial part of the existing home market. Thus, widespread concerns about foreclosure process deficiencies could suppress home sales in the near term and interfere with the housing recovery.

We expect that single-family default and severity rates, as well as the level of single-family foreclosures, will remain high in 2011. Despite the initial signs of multifamily sector improvement, we expect multifamily charge-offs to remain commensurate with 2010 levels throughout 2011. All of these conditions as well as our single-family serious delinquency rate may worsen if the unemployment rate increases on either a national or regional basis. We expect our overall business volume in 2011 will be lower than in 2010 as a result of our expectations that, in 2011 (1) residential mortgage debt outstanding will continue to decline, (2) total originations will decline, and (3) the portion of originations represented by refinancings will decline. Approximately 78% of our single-family business in 2010 consisted of refinancings.

Home Price Declines.  We expect that home prices on a national basis will decline slightly, with greater declines in some geographic areas than others, before stabilizing later in 2011, and that the peak-to-trough home price decline on a national basis will range between 21% and 26%. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment regarding a variety of critical assumptions we make when formulating these estimates, including the effect of actions the federal government has taken and may take with respect to the national economic recovery; the management of the Federal Reserve’s MBS holdings; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our 21% to 26% peak-to-trough home price decline estimate corresponds to an approximate 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas we believe the S&P/Case-Shiller index weights expectations based on property value, causing home price declines on higher priced homes to have a greater effect on the overall result; and (2) our estimates attempt to exclude sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values, whereas we believe the S&P/Case-Shiller index includes foreclosed homes sales. The S&P/Case-Shiller comparison numbers are calculated using our models and assumptions, but modified to account for weighting based on property value and the impact of foreclosed property sales. In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference. We are working on enhancing our home price estimates to identify and exclude a greater portion of foreclosed home sales. When we begin reporting these enhanced home price estimates, we expect that some period to period comparisons of home prices may differ from those determined using our current estimates.

Credit-Related Expenses and Credit Losses.  We expect that our credit-related expenses will remain high in 2011 and that our credit losses will increase in 2011 as compared to 2010. We describe our credit loss outlook above under “Our Expectations Regarding Profitability, the Single-Family Loans We Acquired Beginning in 2009, and Credit Losses.”

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

In addition, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. We expect this uncertainty to continue. In December 2009, while announcing amendments to the senior preferred stock purchase agreement and to Treasury’s preferred stock purchase agreement with Freddie Mac, Treasury noted that the amendments “should leave no uncertainty about the Treasury’s commitment to support [Fannie Mae and Freddie Mac] as they continue to play a vital role in the housing market during this current crisis.” Treasury and HUD’s February 11, 2011 report to Congress on reforming America’s housing finance market provides that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. Please see “Legislation and GSE Reform” for a discussion of recent legislative reform of the financial services industry, and proposals for GSE reform, that could affect our business and “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.

MORTGAGE SECURITIZATIONS

We support market liquidity by securitizing mortgage loans, which means we place loans in a trust and Fannie Mae MBS backed by the mortgage loans are then issued. We guarantee to the MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the trust certificates. In return for this guaranty, we receive guaranty fees.

Below we discuss (1) two broad categories of securitization transactions: lender swaps and portfolio securitizations; (2) features of our MBS trusts; (3) circumstances under which we purchase loans from MBS trusts; and (4) single-class and multi-class Fannie Mae MBS.

Lender Swaps and Portfolio Securitizations

We currently securitize a majority of the single-family and multifamily mortgage loans we acquire. Our securitization transactions primarily fall within two broad categories: lender swap transactions and portfolio securitizations.

Our most common type of securitization transaction is our “lender swap transaction.” Mortgage lenders that operate in the primary mortgage market generally deliver pools of mortgage loans to us in exchange for Fannie Mae MBS backed by these mortgage loans. A pool of mortgage loans is a group of mortgage loans with similar characteristics. After receiving the mortgage loans in a lender swap transaction, we place them in a trust that is established for the sole purpose of holding the mortgage loans separate and apart from our assets. We deliver to the lender (or its designee) Fannie Mae MBS that are backed by the pool of mortgage loans in the trust and that represent an undivided beneficial ownership interest in each of the mortgage loans. We guarantee to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payment of principal and interest on the related Fannie Mae MBS. We retain a portion of the interest payment as the fee for providing our guaranty. Then, on behalf of the trust, we make monthly distributions to the Fannie Mae MBS certificateholders from the principal and interest payments and other collections on the underlying mortgage loans. The structured securitization transactions we describe below in “Business Segments—Capital Markets—Securitization Activities” involve a process that is very similar to the process involved in our lender swap securitizations.

In contrast to our lender swap securitizations, in which lenders deliver pools of mortgage loans to us that we immediately place in a trust for securitization, our “portfolio securitization transactions” involve creating and issuing Fannie Mae MBS using mortgage loans and mortgage-related securities that we hold in our mortgage portfolio.

Features of Our MBS Trusts

We serve as trustee for our MBS trusts, each of which is established for the sole purpose of holding mortgage loans separate and apart from our assets. Our MBS trusts hold either single-family or multifamily mortgage loans or mortgage-related securities. Each trust operates in accordance with a trust agreement or a trust indenture. Each MBS trust is also governed by an issue supplement documenting the formation of that MBS trust, the identification of its related assets and the issuance of the related Fannie Mae MBS. The trust agreement or the trust indenture, together with the issue supplement and any amendments, are considered the “trust documents” that govern an individual MBS trust.

In 2010 we established a new multifamily master trust agreement that governs our multifamily MBS trusts formed on or after October 1, 2010. The new master trust agreement provides greater flexibility in certain servicing activities related to multifamily mortgage loans held in an MBS trust formed on or after that date.

Purchases of Loans from our MBS Trusts

Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. In particular, we have the option to purchase a loan from an MBS trust if the loan is delinquent as to four or more consecutive monthly payments. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest.

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

With the adoption of new accounting standards on January 1, 2010, we no longer recognize the acquisition of loans from the MBS trusts that we have consolidated as a purchase with an associated fair value loss for the difference between the fair value of the acquired loan and its acquisition cost, as these loans are already reflected on our consolidated balance sheet. Currently, the cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our portfolio is less than the cost of advancing delinquent payments to security holders. In light of these factors, in the first half of 2010 we significantly increased these purchases, purchasing the substantial majority of our previously outstanding delinquent loan population in our single-family MBS trusts. As a result, during 2010 we reduced the total unpaid principal balance of loans in single-family MBS trusts that were delinquent for four or more consecutive months to approximately $8 billion as of December 31, 2010 from approximately $127 billion as of December 31, 2009. We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other constraints, including the limit on mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We continue to review the economics of purchasing loans that are four or more months delinquent in the future and may reevaluate our delinquent loan purchase practices and alter them if circumstances warrant.

For our multifamily MBS trusts, we typically exercise our option to purchase a loan from the trust if the loan is delinquent, in whole or in part, as to four or more consecutive monthly payments.

Single-Class and Multi-Class Fannie Mae MBS

Fannie Mae MBS trusts may be single-class or multi-class. Single-class MBS are MBS in which the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issuance. Multi-class MBS are MBS, including REMICs, in which the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents an undivided beneficial ownership interest in the assets of the related MBS trust and entitles the related holder to a specific portion of cash flows. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. After these classes expire, cash flows received on the underlying mortgage assets are allocated to the remaining classes in accordance with the terms of the securities’ structures. As a result, each of the classes in a multi-class MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. Structured Fannie Mae MBS are either multi-class MBS or single-class MBS that are typically resecuritizations of other single-class Fannie Mae MBS. In a resecuritization, pools of MBS are collected and securitized.

BUSINESS SEGMENTS

We have three business segments for management reporting purposes: Single-Family Credit Guaranty, Multifamily, and Capital Markets. We refer to our business groups that run these segments as our “Single-Family business,” our “Multifamily business” and our “Capital Markets group.” These groups engage in complementary business activities in pursuing our mission of providing liquidity, stability and affordability to the U.S. housing market. These activities are summarized in the table below and described in more detail following this table. We also summarize in the table below the key sources of revenue for each of our segments and the primary expenses.

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

•  Credit risk management: Prices and manages the credit risk on loans in our single-family guaranty book of business

•  Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through foreclosure alternatives, through management of REO we acquire upon foreclosure or through a deed-in-lieu of foreclosure, and through lender repurchases
• Guaranty fees: Compensation for assuming and managing the credit risk on our single-family guaranty book of business • Fee and other income: Compensation received for providing lender services	• Credit-related expenses. Consists of provision for single-family loan losses, provision for single-family guaranty losses and foreclosed property expense on loans underlying our single-family guaranty book of business

• Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with the Single-Family business operations

Business Segment	Primary Business Activities	Primary Revenues	Primary Expenses
Multifamily
•  Mortgage securitizations: Works with our lender customers to securitize multifamily mortgage loans delivered to us by lenders into Fannie Mae MBS in lender swap transactions

•  Mortgage acquisitions: Works with our Capital Markets group to facilitate the purchase of multifamily mortgage loans for our mortgage portfolio

•  Affordable housing investments: Provides funding for investments in affordable multifamily rental housing projects

•  Credit risk management: Prices and manages the credit risk on loans in our multifamily guaranty book of business

•  Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through foreclosure alternatives, through management of REO we acquire upon foreclosure or through a deed-in-lieu of foreclosure, and through lender repurchases

•  Guaranty fees: Compensation for assuming and managing the credit risk on our multifamily guaranty book of business

•  Fee and other income: Compensation received for engaging in multifamily transactions and bond credit enhancements

•  Credit-related expenses: Consists of provision for multifamily loan losses, provision for multifamily guaranty losses and foreclosed property expense on loans underlying our multifamily guaranty book of business

•  Net operating losses: Generated by our affordable housing investments, net of any tax benefits generated by these investments that we are able to utilize

•  Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Multifamily business operations

Business Segment	Primary Business Activities	Primary Revenues	Primary Expenses
Capital Markets
•  Mortgage and other investments: Purchases mortgage assets and makes investments in other non-mortgage interest-earning assets

•  Mortgage securitizations: Purchases loans from a large group of lenders, securitizes them, and may sell the securities to dealers and investors

•  Structured mortgage securitizations and other customer services: Issues structured Fannie Mae MBS for customers in exchange for a transaction fee and provides other fee-related services to our lender customers

•  Interest rate risk management: Manages the interest rate risk on our portfolio by issuing a variety of debt securities in a wide range of maturities and by using derivatives

•  Net interest income: Generated from the difference between the interest income earned on our interest-earning assets and the interest expense associated with the debt funding those assets

•  Fee and other income: Compensation received for providing structured transactions and other lender services

•  Fair value gains and losses: Primarily consists of fair value gains and losses on derivatives and trading securities

•  Investment gains and losses: Primarily consists of gains and losses on the sale or securitization of mortgage assets

•  Other-than-temporary impairment: Consists of impairment recognized on our investments

•  Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with our Capital Markets business operations

Revenues from our Business Segments

The following table shows the percentage of our total net revenues accounted for by our business segments for each of the last three years. Our prospective adoption of the new accounting standards had a significant impact on our financial statements. Also, effective in 2010 we changed the presentation of segment financial information that is currently evaluated by management. As a result of the new accounting standards and changes to our segment presentation, our 2010 segment results are not comparable to prior years’ segment results. We have not restated prior years’ results, nor have we presented 2010 results under the old presentation, because we determined that it was impracticable to do so. For more information about changes in our segment reporting and the financial results and performance of each of our segments, please see “MD&A—Business Segment Results” and “Note 15, Segment Reporting.”

Business Segment Revenues(1)

	For the Year Ended December 31,
	2010(2)	2009	2008

Single-Family Credit Guaranty	12%	39%	54%
Multifamily(3)	5	3	3
Capital Markets	77	58	43

(1)	Amounts presented represent the percentage of our total net revenues accounted for by each of our business segments.

(2)	Segment results for 2010 are not comparable with prior years’ results. In addition, under our current segment reporting structure, the sum of net revenues for our three business segments does not equal our consolidated total net revenues because we separate the activity related to our consolidated trusts from the results generated by our three segments.

(3)	These amounts do not include the net interest income we earn on our multifamily investments in our mortgage portfolio, which is reflected in the revenues of our Capital Markets segment.

Under the terms of our intracompany guaranty arrangement, Capital Markets receives reimbursements primarily from Single-Family for the contractual interest due on mortgage loans held in our portfolio when interest income on the loans is no longer recognized in accordance with our nonaccrual accounting policy. As a result, the substantial increase in the number of nonaccrual loans purchased from our consolidated MBS trusts in 2010 significantly increased Capital Markets’ net revenue in 2010, while reducing the net revenues of Single-Family.

Single-Family Business

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

Revenues for our Single-Family business are derived primarily from guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying single-family Fannie Mae MBS. We also allocate guaranty fee revenues to the Single-Family business for assuming and managing the credit risk on the single-family mortgage loans held in our portfolio. The aggregate amount of single-family guaranty fees we receive or that are allocated to our Single-Family business in any period depends on the amount of single-family Fannie Mae MBS outstanding and loans held in our mortgage portfolio during the period and the applicable guaranty fee rates. The amount of Fannie Mae MBS outstanding at any time is primarily determined by the rate at which we issue new Fannie Mae MBS and by the repayment rate for the loans underlying our outstanding Fannie Mae MBS. Other factors affecting the amount of Fannie Mae MBS outstanding are the extent to which (1) we purchase loans from our MBS trusts because of borrower defaults (with the amount of these purchases affected by the rate of borrower defaults on the loans and the extent of loan modification programs in which we engage) and (2) sellers and servicers repurchase loans from us upon our demand based on a breach in the selling representations and warranties provided upon delivery of the loans.

We describe the credit risk management process employed by our Single-Family business, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our single-family credit risk in “MD&A—Risk Management—Credit Risk Management.”

Single-Family Mortgage Securitizations and Acquisitions

Our Single-Family business securitizes single-family mortgage loans and issues single-class Fannie Mae MBS, which are described above in “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS,” for our lender customers. Unlike our Capital Markets group, which securitizes loans from our portfolio, our Single-Family business securitizes loans solely in lender swap transactions, in which lenders deliver pools of mortgage loans to us, which are placed immediately in a trust, in exchange for Fannie Mae MBS backed by these loans. We describe lender swap transactions, and how they differ from portfolio securitizations, in “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.”

Loans from our lender customers are delivered to us through either our “flow” or “bulk” transaction channels. In our flow business, we enter into agreements that generally set agreed-upon guaranty fee prices for a lender’s future delivery of individual loans to us over a specified time period. Our bulk business generally consists of transactions in which a set of loans is delivered to us in bulk, typically with guaranty fees and other contract terms negotiated individually for each transaction.

Single-Family Mortgage Servicing

Servicing

Generally, the servicing of the mortgage loans held in our mortgage portfolio or that back our Fannie Mae MBS is performed by mortgage servicers on our behalf. Typically, lenders who sell single-family mortgage loans to us service these loans for us. For loans we own or guarantee, the lender or servicer must obtain our approval before selling servicing rights to another servicer.

Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report delinquencies, perform default prevention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our homeownership assistance initiatives, negotiation of workouts of troubled loans, and loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. Because we generally delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, our ability to actively manage troubled loans that we own or guarantee may be limited. For more information on the risks of our reliance on servicers, refer to “Risk Factors” and “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

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

In January 2011, FHFA announced that it directed Fannie Mae and Freddie Mac to work on a joint initiative, in coordination with FHFA and HUD, to consider alternatives for future mortgage servicing structures and servicing compensation for their single-family mortgage loans. Alternatives that may be considered include a fee for service compensation structure for nonperforming loans, as well as the possibility of reducing or eliminating the minimum mortgage servicing fee for performing loans, or other structures. In its announcement, FHFA stated that any implementation of a new servicing compensation structure would not be expected to occur before summer 2012.

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

Multifamily Business

A core part of Fannie Mae’s mission is to support the U.S. multifamily housing market to help serve the nation’s rental housing needs, focusing on low- to middle-income households and communities. Multifamily mortgage loans relate to properties with five or more residential units, which may be apartment communities, cooperative properties or manufactured housing communities. During 2010, we changed the name of our multifamily business division from Housing and Community Development to Multifamily Mortgage Business. The new name better reflects the division’s realignment to focus on our core multifamily activities and the discontinuation of some of our non-mortgage secured debt and equity investment activities as instructed by FHFA.

Our Multifamily business works with our lender customers to provide funds to the mortgage market by securitizing multifamily mortgage loans into Fannie Mae MBS. Through our Multifamily business, we provide liquidity and support to the U.S. multifamily housing market principally by purchasing or securitizing loans that finance multifamily rental housing properties. We also provide some limited debt financing for other acquisition, development, construction and rehabilitation activity related to projects that complement this business. Our Multifamily business also works with our Capital Markets group to facilitate the purchase and securitization of multifamily mortgage loans and securities for Fannie Mae’s portfolio, as well as to facilitate portfolio securitization and resecuritization activities. Our multifamily guaranty book of business consists of multifamily mortgage loans underlying Fannie Mae MBS and multifamily loans and securities held in our mortgage portfolio. Our Multifamily business has primary responsibility for pricing the credit risk on our multifamily guaranty book of business and for managing the credit risk on multifamily loans and Fannie Mae MBS backed by multifamily loans that are held in our mortgage portfolio.

Revenues for our Multifamily business are derived from a variety of sources, including: (1) guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio and on other mortgage-related securities; (2) transaction fees associated with the multifamily business and (3) other bond credit enhancement related fees.

We describe the credit risk management process employed by our Multifamily business, along with our Multifamily Enterprise Risk Management group, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our multifamily credit risk, in “MD&A—Risk Management—Credit Risk Management—Multifamily Mortgage Credit Risk Management.”

Key Characteristics of the Multifamily Mortgage Market and Multifamily Transactions

The multifamily mortgage market and our transactions in that market have a number of key characteristics that affect our multifamily activities and distinguish them from our activities in the single-family residential mortgage market.

•	Funding sources: Unlike the single-family residential mortgage market in which the GSEs’ predominance makes us a driver of market standards and rates, the multifamily market is made up of a wide variety of lending sources, including commercial banks, life insurance companies, investment banks, small community banks, FHA, state and local housing finance agencies and the GSEs.

•	Number of lenders; lender relationships: In 2010, we executed multifamily transactions with 32 lenders. Of these, 24 lenders delivered loans to us under our Delegated Underwriting and Servicing, or DUS®, product line. In determining whether to do business with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

•	Loan size: On average, loans in our multifamily guaranty book of business are several million dollars in size. A significant number of our multifamily loans are under $5 million, and some of our multifamily loans are greater than $25 million.

•	Collateral: Multifamily loans are collateralized by properties that generate cash flows, such as garden and high-rise apartment complexes, seniors housing communities, cooperatives, dedicated student housing and manufactured housing communities. These rental properties are operated as businesses.

•	Borrower profile: Most multifamily borrowers are for-profit corporations, limited liability companies, partnerships, real estate investment trusts and individuals who invest in real estate for cash flow and equity returns in exchange for their original investment in the asset. Multifamily loans are generally non-recourse to the borrower. When considering a multifamily borrower, creditworthiness is evaluated through a combination of quantitative and qualitative data including liquid assets, net worth, number of units owned, experience in a market and/or property type, multifamily portfolio performance, access to additional liquidity, debt maturities, asset/property management platform, senior management experience, reputation and lender exposure.

•	Borrower and lender investment: Borrowers are required to contribute cash equity into multifamily properties on which they borrow, while lenders generally share in any losses realized from the loans that we purchase.

•	Underwriting process: Some multifamily loans require a detailed underwriting process due to the size of the loan or the complexity of the collateral or transaction.

•	Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have terms of 5, 7 or 10 years, with balloon payments due at maturity.

•	Prepayment terms: Multifamily Fannie Mae loans and MBS trade in a market in which investors expect commercial investment terms, particularly limitations on prepayments of loans and the imposition of prepayment premiums.

Multifamily Mortgage Securitizations and Acquisitions

Our Multifamily business generally creates multifamily Fannie Mae MBS and acquires multifamily mortgage assets in the same manner as our Single-Family business, as described above in “Single-Family Business—Mortgage Securitizations and Acquisitions.”

Delegated Underwriting and Servicing (DUS)

In an effort to promote product standardization in the multifamily marketplace, in 1988 Fannie Mae initiated the DUS product line for acquiring individual multifamily loans.

DUS is a unique business model in the commercial mortgage industry. The standard industry practice for a multifamily loan requires the purchaser or guarantor to underwrite or re-underwrite each loan prior to deciding whether to purchase or guaranty the loan. Under our model, DUS lenders are pre-approved and delegated the authority to underwrite and service loans on behalf of Fannie Mae. In exchange for this authority, DUS lenders are required to share with us the risk of loss over the life of the loan, generally retaining one-third of the underlying credit risk on each loan sold to Fannie Mae. Since DUS lenders share in the credit risk, the servicing fee to the lenders includes compensation for credit risk. Delegation permits lenders to respond to customers more rapidly, as the lender generally has the authority to approve a loan within prescribed parameters, which provides an important competitive advantage.

We believe our DUS model aligns the interests of the borrower, lender and Fannie Mae. Our current 25-member DUS lender network, which is comprised of large financial institutions and independent mortgage lenders, continues to be our principal source of multifamily loan deliveries.

Fannie Mae MBS secured by DUS loans are typically backed by a single mortgage loan, which is often a fixed-rate loan. We believe this structure increases the liquidity of the securities in the market. Structuring MBS to be backed by a single multifamily loan also facilitates securitizations by our smaller lenders.

Multifamily Mortgage Servicing

As with the servicing of single-family mortgages, multifamily mortgage servicing is typically performed by the lenders who sell the mortgages to us. Many of our multifamily mortgage servicers have agreed, as part of the DUS relationship, to accept loss sharing, which we believe increases the alignment of interests between us and our multifamily loan servicers. Because of our loss-sharing arrangements with our multifamily lenders, transfers of multifamily servicing rights are infrequent, and we carefully monitor all our servicing relationships and enforce our right to approve all servicing transfers. As a seller-servicer, the lender is responsible for evaluating the financial condition of properties and property owners, administering various types of agreements (including agreements regarding replacement reserves, completion or repair, and operations and maintenance), as well as conducting routine property inspections.

The Multifamily Markets in which We Operate

In the multifamily mortgage market, we aim to address the rental housing needs of a wide range of the population, from those at the lower end of the income range up through middle-income households. Our mission requires us to serve the market steadily, rather than moving in and out depending on market conditions. Through the secondary mortgage market, we support rental housing for the workforce, for senior citizens and students, and for families with the greatest economic need. Our Multifamily business is organized and operated as an integrated commercial real estate finance business, with dedicated teams that address the spectrum of multifamily housing finance needs, including the teams described below.

•	To meet the growing need for affordable financing, we have a team that focuses on the purchase and guarantee of multifamily loans under $3 million ($5 million in high income areas), which finance affordable housing. We purchase these loans from DUS lenders as well as small community banks and nonprofits or similar entities. Over the years, we have been an active purchaser of these loans from both DUS and non-DUS lenders and, as of December 31, 2010, they represented 70% of our multifamily guaranty book of business by loan count and 18% based on unpaid principal balance.

•	To serve low- and very low-income households, we also have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to providing housing to families earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2010, this type of financing represented approximately 14% of our multifamily guaranty book of business, based on unpaid principal balance, including $16.5 billion in bond credit enhancements.

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

The business model for our Capital Markets group has evolved in recent years. Our business activity is now focused on making short-term use of our balance sheet rather than long-term investments. As a result, our Capital Markets group works with lender customers to provide funds to the mortgage market through short-term financing and investing activities. Activities we are undertaking to provide liquidity to the mortgage market include the following:

•	Whole Loan Conduit. Whole loan conduit activities involve our purchase of both single-family and multifamily loans principally for the purpose of securitizing them. We purchase loans from a large group of lenders and then securitize them as Fannie Mae MBS, which may then be sold to dealers and investors.

•	Early Funding. Lenders who deliver whole loans or pools of whole loans to us in exchange for MBS typically must wait between 30 and 45 days from the closing and settlement of the loans or pools and the issuance of the MBS. This delay may limit lenders’ ability to originate new loans. Under our early lender funding programs, we purchase whole loans or pools of loans on an accelerated basis, allowing lenders to receive quicker payment for the whole loans and pools, which replenishes their funds and allows them to originate more mortgage loans.

•	REMICs and Other Structured Securitizations. We issue structured Fannie Mae MBS (including REMICs), typically for our lender customers or securities dealer customers, in exchange for a transaction fee.

•	Dollar Roll Transactions. We engaged in dollar roll activity in 2010, but the transaction volume was lower than in 2009 and 2008 due to lower market demand for short-term financing. A dollar roll transaction is a commitment to purchase a mortgage-related security with a concurrent agreement to re-sell a substantially similar security at a later date or vice versa.

In 2010, our Capital Markets group substantially increased the amount of loans purchased out of our single-family MBS trusts because, as a result of the adoption of the new accounting standards, the cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our portfolio is less than the cost of advancing delinquent payments to security holders.

Securitization Activities

Our Capital Markets group is engaged in issuing both single-class and multi-class Fannie Mae MBS through both portfolio securitizations and structured securitizations involving third party assets.

•	Portfolio securitizations. Our Capital Markets group creates single-class and multi-class Fannie Mae MBS from mortgage-related assets held in our mortgage portfolio. Our Capital Markets group may sell these Fannie Mae MBS into the secondary market or may retain the Fannie Mae MBS in our investment portfolio.

•	Structured securitizations: Our Capital Markets group creates single-class and multi-class structured Fannie Mae MBS, typically for our lender customers or securities dealer customers, in exchange for a transaction fee. In these transactions, the customer “swaps” a mortgage-related asset that it owns (typically a mortgage security) in exchange for a structured Fannie Mae MBS we issue. Our Capital Markets group earns transaction fees for creating structured Fannie Mae MBS for third parties. The process for issuing Fannie Mae MBS in a structured securitization is similar to the process involved in our lender swap securitizations. For more information about that process and how it differs from portfolio securitizations, please see “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.”

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

Mortgage Asset Portfolio

Although our Capital Markets group’s business activities are focused on short-term financing and investing, revenue from our Capital Markets group is derived primarily from the difference, or spread, between the interest we earn on our mortgage and non-mortgage investments and the interest we incur on the debt we issue to fund these assets. Our Capital Markets revenues are primarily derived from our mortgage asset portfolio. Over time, we expect these revenues to decrease as the maximum allowable size of our mortgage asset portfolio decreases by 10% annually under our senior preferred stock purchase agreement with Treasury. See “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” for more information on the decreasing limits on the amount of mortgage assets we are permitted to hold.

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

Our Capital Markets group’s investment and financing activities are affected by market conditions and the target rates of return that we expect to earn on the equity capital underlying our investments. When we estimate that we can earn returns in excess of our targets, we generally will be an active purchaser of mortgage loans and mortgage-related securities. When potential returns are below our investment targets, we generally will be a less active purchaser, and may be a net seller, of mortgage assets. Our investment activities also are subject to contractual limitations, the provisions of the senior preferred stock agreement with Treasury, capital requirements (although our regulator has announced that these are not binding on us during conservatorship) and other regulatory constraints, to the extent described below under “Conservatorship and Treasury Agreements” and “Our Charter and Regulation of Our Activities.”

CONSERVATORSHIP AND TREASURY AGREEMENTS

Conservatorship

On September 6, 2008, the Director of FHFA appointed FHFA as our conservator, pursuant to its authority under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008, or 2008 Reform Act (together, the “GSE Act”). The conservatorship is a statutory process designed to preserve and conserve our assets and property, and put the company in a sound and solvent condition.

The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our company and business, as well as the adverse effects of the conservatorship on the rights of holders of our common stock, please see “Risk Factors.”

Management of the Company during Conservatorship

Upon its appointment, the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any shareholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. The conservator retains the authority to withdraw its delegations at any time.

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

Because we are in conservatorship, our common shareholders currently do not have the ability to elect directors or to vote on other matters. The conservator eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship, and we are no longer managed with a strategy to maximize shareholder returns. In a letter to Congress dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director also stated that FHFA does not expect that we will be a substantial buyer or seller of mortgages for our retained portfolio, except for purchases of delinquent mortgages out of our guaranteed MBS pools. For additional information about our business strategy, please see “Executive Summary—Our Business Objectives and Strategy.”

Powers of the Conservator under the GSE Act

FHFA has broad powers when acting as our conservator. As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf. Further, FHFA may transfer or sell any of our assets or liabilities (subject to limitations and post-transfer notice provisions for transfers of certain types of financial contracts), without any approval, assignment of rights or consent of any party. The GSE Act provides, however, that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of February 24, 2011, FHFA has not exercised its power to transfer or sell our assets or liabilities.

In addition, FHFA has the power to disaffirm or repudiate most contracts that we entered into prior to its appointment as conservator, provided that it exercises this power within a “reasonable period” following such appointment. FHFA’s proposed rule on conservatorship and receivership operations, published on July 9, 2010, defines a “reasonable period” as a period of 18 months following the appointment of a conservator or receiver. This proposed rule has not been finalized. As of February 24, 2011, FHFA has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator.

Neither the conservatorship nor the terms of our agreements with Treasury changes our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.

Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. For more information on the risks to our business relating to conservatorship and uncertainties regarding the future of our business, see “Risk Factors.”

Treasury Agreements

On September 7, 2008, we, through FHFA, in its capacity as conservator, and Treasury entered into a senior preferred stock purchase agreement, which was subsequently amended on September 26, 2008, May 6, 2009 and December 24, 2009. Unless the context indicates otherwise, references in this report to the senior preferred stock purchase agreement refer to the agreement as amended through December 24, 2009. The terms of the senior preferred stock purchase agreement, senior preferred stock and the warrant discussed below will continue to apply to us even if we are released from the conservatorship. Please see “Risk Factors” for a description of the risks to our business relating to the Treasury agreements, as well as the adverse effects of the senior preferred stock and the warrant on the rights of holders of our common stock and other series of preferred stock.

Senior Preferred Stock Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

Senior Preferred Stock Purchase Agreement

Under the senior preferred stock purchase agreement, we issued to Treasury (a) one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2, which we refer to as the “senior preferred stock,” and (b) a warrant to purchase, for a nominal price, shares of common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the “warrant.”

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter (referred to as the “deficiency amount”).

On December 24, 2009, the maximum amount of Treasury’s funding commitment to us under the senior preferred stock purchase agreement was increased pursuant to an amendment to the agreement. The amendment provides that the maximum amount under the senior preferred stock purchase agreement will increase as necessary to accommodate any net worth deficits for calendar quarters in 2010 through 2012. For any net worth deficits after December 31, 2012, Treasury’s remaining funding commitment will be $124.8 billion, ($200 billion less the $75.2 billion cumulatively drawn through March 31, 2010), less the smaller of either (a) our positive net worth as of December 31, 2012 or (b) our cumulative draws from Treasury for the calendar quarters in 2010 through 2012.

In announcing the December 24, 2009 amendments to the senior preferred stock purchase agreement and to Treasury’s preferred stock purchase agreement with Freddie Mac, Treasury noted that the amendments “should leave no uncertainty about the Treasury’s commitment to support [Fannie Mae and Freddie Mac] as they continue to play a vital role in the housing market during this current crisis.” The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. We discuss our net worth deficits and FHFA’s requests on our behalf for funds from Treasury in “Executive Summary—Summary of our Financial Performance for 2010.”

Under the senior preferred stock purchase agreement, beginning on March 31, 2011, we were scheduled to begin paying a quarterly commitment fee to Treasury. On December 29, 2010, Treasury notified FHFA that Treasury was waiving the commitment fee for the first quarter of 2011 due to adverse conditions in the U.S. mortgage market and because it believed that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury further noted that it would reevaluate matters in the next calendar quarter to determine whether to set the quarterly commitment fee under the senior preferred stock purchase agreement.

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

Senior Preferred Stock

Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. The stock’s liquidation preference is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are either not paid in cash to Treasury or not waived by Treasury will be added to the liquidation preference. Accordingly, the aggregate liquidation preference of the senior preferred stock was $88.6 billion as of December 31, 2010 and will increase to $91.2 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of December 31, 2010.

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

•	Mortgage Asset Limit. We are restricted in the amount of mortgage assets that we may own. The maximum allowable amount was reduced by $90 billion to $810 billion on December 31, 2010. On each December 31 thereafter, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. Accordingly, the maximum allowable amount of mortgage assets we may own on December 31, 2011 is $729 billion. The definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of consolidation of variable interest entities. Under this definition, our mortgage assets on December 31, 2010 were $788.8 billion. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release.

•	Debt Limit. We are subject to a limit on the amount of our indebtedness. Our debt limit in 2010 was $1,080 billion and in 2011 is $972 billion. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. The definition of indebtedness is based on the par value of each applicable loan for purposes of our debt cap. Under this definition, our indebtedness as of December 31, 2010 was $793.9 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our Web site and announced in a press release.

Under the terms of the senior preferred stock purchase agreement, “mortgage assets” and “indebtedness” are calculated without giving effect to changes made after May 2009 to the accounting rules governing the transfer and servicing of financial assets and the extinguishment of liabilities or similar accounting standards. Accordingly, our adoption in 2010 of new accounting policies regarding consolidation and transfers of financial assets did not affect these calculations.

LEGISLATION AND GSE REFORM

Financial Regulatory Reform Legislation: The Dodd-Frank Act

On July 21, 2010, President Obama signed into law financial regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will significantly change the regulation of the financial services industry, including by its creation of new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. The Dodd-Frank Act will directly affect our business because new and additional regulatory oversight and standards will apply to us. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that impact the activities of our customers and counterparties in the financial services industry. Extensive regulatory guidance is needed to implement and clarify many of the provisions of the Dodd-Frank Act and regulators have not completed the required administrative processes. It is therefore difficult to assess fully the impact of this legislation on our business and industry at this time. We discuss the potential risks to our business resulting from the Dodd-Frank Act in “Risk Factors.” Below we summarize some key provisions of the legislation.

The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), chaired by the Secretary of the Treasury, to ensure that all financial companies whose failure could pose a threat to the financial stability of the United States—not just banks—will be subject to strong oversight. The FSOC has held meetings and issued a proposed rule describing the criteria that will inform the FSOC’s designation of systemically important nonbank financial companies. Under the proposed rule, the FSOC will make such a designation if it determines that material financial distress at the nonbank financial company, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the activities of the company, could pose a threat to the financial stability of the United States. FSOC action on the final designation criteria and process is expected later this year. If we are so designated, we may be subject to stricter prudential standards to be established by the Federal Reserve, including standards related to risk-based capital, leverage limits, liquidity, credit concentrations, resolution plans, reporting credit exposures and other risk management measures. The Federal Reserve may also impose other standards related to contingent capital, enhanced public disclosure, short-term debt limits and other requirements as appropriate.

The Dodd-Frank Act requires certain institutions meeting the definition of “swap dealer” or “major swap participant” to register with the Commodity Futures Trading Commission (the “CFTC”). The CFTC and SEC have issued a joint proposed rule regarding certain definitions in the Dodd-Frank Act, including the definition of “major swap participant.” If we are determined to be a major swap participant, minimum capital and margin requirements would apply to our swap transactions, including transactions that are not subject to clearing. Even if we are not deemed to be a major swap participant, the Dodd-Frank Act includes provisions that may require us to submit new swap transactions for clearing to a derivatives clearing organization.

The Dodd-Frank Act requires creditors to determine that borrowers have a “reasonable ability to repay” mortgage loans prior to making such loans. The act provides a presumption of compliance for mortgage loans that meet certain terms and characteristics (so-called “qualified mortgages”); however, the presumption is rebuttable by a borrower bringing a claim. If a creditor fails to comply, a borrower may be able to offset amounts owed as part of a foreclosure or recoup monetary damages. The new Bureau of Consumer Financial Protection, created by the Dodd-Frank Act, is responsible for prescribing the criteria that define a qualified mortgage.

The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers and/or originators to maintain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. This risk retention requirement does not appear to apply to us and, in any event, we already retain the credit risk on mortgages we own or guarantee. How this requirement will affect our customers and counterparties on loans sold to and guaranteed by us will depend on how the regulations are implemented.

In accordance with the Dodd-Frank Act’s requirements, the SEC recently adopted a rule requiring securitizers to disclose certain information regarding fulfilled and unfulfilled repurchase requests, to allow investors to identify asset originators with clear underwriting deficiencies. As adopted, the rule will require us to file quarterly reports on our repurchase activity, with our initial report to cover a three-year period and be filed in February 2012. We anticipate that providing the required disclosure will involve a significant operational burden.

GSE Reform

The Dodd-Frank Act does not contain substantive GSE reform provisions, but does state that it is the sense of Congress that efforts to regulate the terms and practices related to residential mortgage credit would be incomplete without enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. The Dodd-Frank Act also required the Treasury Secretary to submit a report to Congress with recommendations for ending the conservatorships of Fannie Mae and Freddie Mac.

On February 11, 2011, Treasury and HUD released their report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions.

The report identifies a number of policy steps that could be used to wind down Freddie Mac and Fannie Mae, reduce the government’s role in housing finance and help bring private capital back to the mortgage market. These steps include (1) increasing guaranty fees, (2) gradually increasing the level of required down payment so that any mortgages insured by Freddie Mac or Fannie Mae eventually have at least a 10% down payment, (3) reducing conforming loan limits to those established in the 2008 Reform Act, (4) encouraging Freddie Mac and Fannie Mae to pursue additional credit loss protection and (5) reducing Freddie Mac and Fannie Mae’s portfolios, consistent with Treasury’s senior preferred stock purchase agreements with the companies.

In addition, the report outlines three potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac. The first option would privatize housing finance almost entirely. The second option would add a government guaranty mechanism that could scale up during times of crisis. The third option would involve the government offering catastrophic reinsurance behind private mortgage guarantors. Each of these options assumes the continued presence of programs operated by FHA, the Department of Agriculture and the VA to assist targeted groups of borrowers. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period.

A copy of the report can be found on the Housing Finance Reform section of Treasury’s Web site, www.Treasury.gov. We are providing Treasury’s Web site address solely for your information, and information appearing on Treasury’s Web site is not incorporated into this annual report on Form 10-K.

During 2010, Congress held hearings on the future status of Fannie Mae and Freddie Mac, the Congressional Budget Office released a study examining various alternatives for the future of the secondary mortgage market, and members of Congress offered legislative proposals relating to the future status of the GSEs. We expect hearings on GSE reform to continue in 2011 and additional proposals to be discussed, including proposals that would result in a substantial change to our business structure or that involve Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

On January 27, 2011, the Financial Crisis Inquiry Commission released its Final Report on the Causes of the Financial and Economic Crisis in the United States, which consists of a majority report and two dissenting views. The report addresses, among other things, the roles that the GSEs played in the financial crisis, and may be considered by policymakers as they assess legislative proposals related to the future status of the GSEs. We cannot predict how the report may impact such deliberations.

In sum, there continues to be uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. Please see “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.

Energy Loan Tax Assessment Legislation

A number of states have enacted or are considering legislation allowing localities to create energy loan assessment programs for the purpose of financing energy efficient home improvements. These programs are typically named Property Assessed Clean Energy, or PACE, programs. While the specific terms may vary, these laws generally grant lenders of energy efficient loans the equivalent of a tax lien, giving them priority over all other liens on the property, including previously recorded first lien mortgage loans.

On July 6, 2010, FHFA announced that it had determined that certain of these programs present significant safety and soundness concerns that must be addressed by the GSEs. FHFA directed Fannie Mae and Freddie Mac to waive the uniform mortgage document prohibitions against senior liens for any homeowner who obtained a PACE or PACE-like loan with a first priority lien before July 6, 2010 and to undertake actions to protect the safe and sound operation of the companies as it relates to loans originated under PACE programs.

On August 31, 2010, we released a new directive to our seller-servicers in which we reinforced our long-standing requirement that mortgages sold to us must be and remain in the first-lien position, while also providing guidance on our requirements for refinancing loans that were originated with PACE obligations before July 6, 2010.

During 2010, legislation was introduced in Congress that would require us to adopt standards to support PACE programs. We and FHFA are also subject to a number of lawsuits relating to PACE programs. We cannot predict the outcome of the litigation, or the prospects for enactment, timing or content of federal or state legislative proposals relating to PACE or PACE-like programs.

OUR CHARTER AND REGULATION OF OUR ACTIVITIES

Charter Act

We are a shareholder-owned corporation, originally established in 1938, organized and existing under the Federal National Mortgage Association Charter Act, as amended, which we refer to as the Charter Act or our charter. The Charter Act sets forth the activities that we are permitted to conduct, authorizes us to issue debt and equity securities, and describes our general corporate powers. The Charter Act states that our purposes are to:

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

In 2010, the national conforming loan limit for mortgages that finance one-family residences was $417,000, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). Higher loan limits also apply in high-cost areas (counties or county-equivalent areas) that are designated by FHFA annually. Our charter sets permanent loan limits for high-cost areas up to 150% of the national loan limit ($625,500 for a one-family residence; higher for two- to four-family residences and in the four statutorily-designated states and territories). Since early 2008, however, a series of legislative acts have increased our loan limits for loans originated during a designated time period in high-cost areas, to up to 175% of the national loan limit ($729,750 for a one-family residence; higher for two- to four-family residences and in the four statutorily-designated states and territories). These loan limits are currently in effect for mortgages originated through September 30, 2011.

No statutory limits apply to the maximum original principal balance of multifamily mortgage loans that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are insured by FHA or guaranteed by the VA.

•	Loan-to-Value and Credit Enhancement Requirements. The Charter Act generally requires credit enhancement on any conventional single-family mortgage loan that we purchase or securitize if it has a loan-to-value ratio over 80% at the time of purchase. We also do not purchase or securitize second lien single-family mortgage loans when the combined loan-to-value ratio exceeds 80%, unless the second lien mortgage loan has credit enhancement in accordance with the requirements of the Charter Act. The credit enhancement required by our charter may take the form of one or more of the following: (1) insurance or a guaranty by a qualified insurer of the over-80% portion of the unpaid principal balance of the mortgage; (2) a seller’s agreement to repurchase or replace the mortgage in the event of default (for such period and under such circumstances as we may require); or (3) retention by the seller of at least a 10% participation interest in the mortgage. Regardless of loan-to-value ratio, the Charter Act does not require us to obtain credit enhancement to purchase or securitize loans insured by FHA or guaranteed by the VA.

Authority of U.S. Treasury to Purchase GSE Securities

Pursuant to our charter, at the discretion of the Secretary of the Treasury, Treasury may purchase our obligations up to a maximum of $2.25 billion outstanding at any one time. While the 2008 Reform Act gave Treasury expanded temporary authority to purchase our obligations and other securities in unlimited amounts (up to the national debt limit), this authority expired on December 31, 2009. We describe Treasury’s investment in our senior preferred stock and a common stock warrant pursuant to this expanded temporary authority under “Conservatorship and Treasury Agreements—Treasury Agreements.”

Other Charter Act Provisions

The Charter Act has the following additional provisions.

•	Issuances of Our Securities. We are authorized, upon the approval of the Secretary of the Treasury, to issue debt obligations and mortgage-related securities. Neither the U.S. government nor any of its agencies guarantees, directly or indirectly, our debt or mortgage-related securities.

•	Exemptions for Our Securities. The Charter Act generally provides that our securities are exempt under the federal securities laws administered by the SEC. As a result, we are not required to file registration statements with the SEC under the Securities Act of 1933 with respect to offerings of any of our securities. Our non-equity securities are also exempt securities under the Securities Exchange Act of 1934 (the “Exchange Act”). However, our equity securities are not treated as exempted securities for purposes of Sections 12, 13, 14 or 16 of the Exchange Act. Consequently, we are required to file periodic and current reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

•	Exemption from Specified Taxes. We are exempt from taxation by states, territories, counties, municipalities and local taxing authorities, except for taxation by those authorities on our real property. We are not exempt from the payment of federal corporate income taxes.

•	Other Limitations and Requirements. We may not originate mortgage loans or advance funds to a mortgage seller on an interim basis, using mortgage loans as collateral, pending the sale of the mortgages in the secondary market. In addition, we may only purchase or securitize mortgages on properties located in the United States and its territories.

Regulation and Oversight of Our Activities

As a federally chartered corporation, we are subject to government regulation and oversight. FHFA is an independent agency of the federal government with general supervisory and regulatory authority over Fannie Mae, Freddie Mac and the 12 Federal Home Loan Banks. FHFA was established in July 2008, assuming the duties of our former safety and soundness regulator, the Office of Federal Housing Enterprise Oversight (“OFHEO”), and our former mission regulator, HUD. HUD remains our regulator with respect to fair lending matters. Our regulators also include the SEC and Treasury.

The GSE Act provides FHFA with safety and soundness authority that is comparable to and in some respects broader than that of the federal banking agencies. Even if we were not in conservatorship, the GSE Act gives FHFA the authority to raise capital levels above statutory minimum levels, regulate the size and content of our portfolio and approve new mortgage products, among other things.

FHFA is responsible for implementing the various provisions of the GSE Act. In general, we remain subject to existing regulations, orders and determinations until new ones are issued or made.

Capital.  The GSE Act provides FHFA with broad authority to increase the level of our required minimum capital and to establish capital or reserve requirements for specific products and activities. FHFA also has broad authority to establish risk-based capital requirements, to ensure that we operate in a safe and sound manner and maintain sufficient capital and reserves. During the conservatorship, FHFA has suspended our capital classifications. We continue to submit capital reports to FHFA during the conservatorship, and FHFA continues to monitor our capital levels. We describe our capital requirements below under “Capital Adequacy Requirements.”

Portfolio.  The GSE Act requires FHFA to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA is also required to monitor our portfolio and, in some circumstances, may require us to dispose of or acquire assets. On December 28, 2010, FHFA published a final rule adopting, as the standard for our portfolio holdings, the portfolio limits specified in the senior preferred stock purchase agreement described under “Treasury Agreements—Covenants under Treasury Agreements,” as it may be amended from time to time. The rule is effective for as long as we remain subject to the terms and obligations of the senior preferred stock purchase agreement.

New Products.  The GSE Act requires us to obtain FHFA’s approval before initially offering any product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice before commencing any new activity. On July 2, 2009, FHFA published an interim final rule implementing these provisions of the GSE Act. Subsequently, the Acting Director of FHFA concluded that permitting us to offer new products at this time is inconsistent with the goals of the conservatorship. He therefore instructed us not to submit requests for approval of new products under the interim final rule. We cannot predict when or if FHFA will permit us to submit new product requests under the rule.

Receivership.  Under the GSE Act, FHFA must place us into receivership if it determines that our assets are less than our obligations for 60 days, or we have not been paying our debts as they become due for 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and liabilities would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days thereafter. FHFA has advised us that if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the senior preferred stock purchase agreement, the Director of FHFA will not make a mandatory receivership determination.

In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the then-Director of FHFA placed us into conservatorship. The statutory grounds for discretionary appointment of a receiver include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent.

On July 9, 2010, FHFA published a proposed rule to establish a framework for conservatorship and receivership operations for the GSEs. The proposed rule would, among other things, clarify that: (1) all claims arising from an equity interest in a regulated entity in receivership would be given the same treatment as the interests of shareholders; and (2) claims by shareholders would receive the lowest priority in a receivership, behind administrative expenses of the receiver, general liabilities of the regulated entity and liabilities subordinated to those of general creditors. The proposed rule would also provide that payment of certain securities litigation claims would be held in abeyance during conservatorship, except as otherwise ordered by FHFA. The proposed rule is part of FHFA’s implementation of the powers provided by the 2008 Reform Act, and does not seek to anticipate or predict future conservatorships or receiverships. In announcing the publication of this proposed rule for comment, the Acting Director of FHFA said it had “no impact” on current conservatorship operations. This rule has not been finalized.

Prudential Management and Operational Standards.  The GSE Act requires FHFA to establish prudential standards for a broad range of our operations. These standards must address internal controls, independence and adequacy of internal audit systems, management of interest rate risk exposure, management of market risk, adequacy and maintenance of liquidity and reserves, management of asset and investment portfolio growth, investments and asset acquisitions, overall risk management processes, management of credit and counterparty risk and recordkeeping. FHFA may also establish any additional operational and management standards the Director of FHFA deems appropriate.

Affordable Housing Goals and Duty to Serve.  We discuss our affordable housing goals and our duty to serve underserved markets below under “Housing Goals and Duty to Serve Underserved Markets.”

Affordable Housing Allocations.  The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of our total new business acquisitions, and to allocate such amount to certain government funds. The GSE Act also allows FHFA to suspend allocations on a temporary basis. In November 2008, FHFA advised us that it was suspending our allocations until further notice.

Executive Compensation.  The GSE Act directs FHFA to prohibit us from providing unreasonable or non-comparable compensation to our executive officers. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review. FHFA is also authorized to prohibit or limit certain golden parachute and indemnification payments to directors, officers and certain other parties. FHFA has issued rules relating to golden parachute payments, setting forth factors to be considered by the Director of FHFA in acting upon his authority to limit such payments.

Fair Lending.  The GSE Act requires the Secretary of HUD to assure that the GSEs meet their fair lending obligations. Among other things, HUD is required to periodically review and comment on the underwriting and appraisal guidelines of each company to ensure consistency with the Fair Housing Act. HUD is currently conducting such a review.

Capital Adequacy Requirements

The GSE Act establishes capital adequacy requirements. The statutory capital framework incorporates two different quantitative assessments of capital—a minimum capital requirement and a risk-based capital requirement. The minimum capital requirement is ratio-based, while the risk-based capital requirement is based on simulated stress test performance. The GSE Act requires us to maintain sufficient capital to meet both of these requirements in order to be classified as “adequately capitalized.” However, during the conservatorship, FHFA has suspended capital classification of us and announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding. FHFA has advised us that, because we are under conservatorship, we will not be subject to corrective action requirements that would ordinarily result from our receiving a capital classification of “undercapitalized.”

Minimum Capital Requirement.  Under the GSE Act, we must maintain an amount of core capital that equals or exceeds our minimum capital requirement. The GSE Act defines core capital as the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital, and retained earnings, as determined in accordance with GAAP. Our minimum capital requirement is generally equal to the sum of 2.50% of on-balance sheet assets and 0.45% of off-balance sheet obligations.

Effective January 1, 2010, we adopted new accounting standards that resulted in our recording on our consolidated balance sheet substantially all of the loans backing our Fannie Mae MBS. However, FHFA has directed us, for purposes of minimum capital, to continue reporting loans backing Fannie Mae MBS held by third parties based on 0.45% of the unpaid principal balance. FHFA retains authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.

Risk-Based Capital Requirement.  The GSE Act requires FHFA to establish risk-based capital requirements for Fannie Mae and Freddie Mac, to ensure that we operate in a safe and sound manner. Existing risk-based capital regulation ties our capital requirements to the risk in our book of business, as measured by a stress test model. The stress test simulates our financial performance over a ten-year period of severe economic conditions characterized by both extreme interest rate movements and high mortgage default rates. FHFA has stated that it does not intend to publish our risk-based capital level during the conservatorship and has discontinued stress test simulations under the existing rule. We continue to submit detailed profiles of our books of business to FHFA to support FHFA’s monitoring of our business activity and their research into future risk-based capital rules.

Critical Capital Requirement.  The GSE Act also establishes a critical capital requirement, which is the amount of core capital below which we would be classified as “critically undercapitalized.” Under the GSE Act, such classification is a discretionary ground for appointing a conservator or receiver. Our critical capital requirement is generally equal to the sum of 1.25% of on-balance sheet assets and 0.25% of off-balance sheet obligations. FHFA has directed us, for purposes of critical capital, to continue reporting loans backing Fannie Mae MBS held by third parties based on 0.25% of the unpaid principal balance, notwithstanding our consolidation of substantially all of the loans backing these securities. FHFA has stated that it does not intend to publish our critical capital level during the conservatorship.

Bank Capital Requirements.  In the wake of the financial crisis and as a result of the Dodd-Frank Act and of actions by international bank regulators, the capital regime for the banking industry is undergoing major changes. The Basel Committee on Banking Supervision finalized a set of revisions (known as Basel III) to the international capital requirements in December 2010. Basel III generally narrows the definition of capital that can be used to meet risk-based standards and raises the amount of capital that must be held. U.S. bank regulators are expected to issue detailed implementing regulations for U.S. banks in the coming months.

Although the GSEs are not currently subject to bank capital requirements, any revised framework for GSE capital standards may be based on bank requirements, particularly if the GSEs are deemed to be systemically important financial companies subject to Federal Reserve oversight.

Housing Goals and Duty to Serve Underserved Markets

Since 1993, we have been subject to housing goals. For 2010, the structure of our housing goals changed as a result of the 2008 Reform Act. The 2008 Reform Act also created a new duty for us to serve three underserved markets, which we discuss below.

Housing Goals

FHFA published a final rule establishing our 2010 and 2011 housing goals on September 14, 2010. FHFA’s final rule and subsequent notices dated October 29, 2010 and January 28, 2011 established the following single-family home purchase and refinance housing goal benchmarks for 2010 and 2011. A home purchase mortgage may be counted toward more than one home purchase benchmark.

•	Low-Income Families Home Purchase Benchmark: At least 27% of our acquisitions of single-family owner-occupied mortgage loans financing home purchases must be affordable to low-income families (defined as families with income no higher than 80% of area median income).

•	Very Low-Income Families Home Purchase Benchmark: At least 8% of our acquisitions of single-family owner-occupied mortgage loans financing home purchases must be affordable to very low-income families (defined as families with income no higher than 50% of area median income).

•	Low-Income Areas Home Purchase Benchmarks: At least 24% of our acquisitions of single-family owner-occupied mortgage loans financing home purchases must be for families in low-income census tracts, for moderate-income families (defined as families with income no higher than 100% of area median income) in designated disaster areas or for moderate-income families in minority census tracts. In addition, at least 13% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be for families in low-income census tracts or for moderate-income families in minority census tracts.

•	Low-Income Families Refinancing Benchmark: At least 21% of our acquisitions of single-family owner-occupied refinance mortgage loans must be affordable to low-income families, which may include qualifying permanent modifications of mortgages under HAMP completed during the year.

If we do not meet these benchmarks, we may still meet our goals. The final rule specifies that our single-family housing goals performance will be measured against these benchmarks and against goals-qualifying originations in the primary mortgage market. We will be in compliance with the housing goals if we meet either the benchmarks or market share measures.

The final rule also established a new multifamily goal and subgoal. For each of 2010 and 2011, our multifamily mortgage acquisitions must finance at least 177,750 units affordable to low-income families, and at least 42,750 units affordable to very low-income families. There is no market-based alternative measurement for the multifamily goals.

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

The final rule notes that “FHFA does not intend for [Fannie Mae] to undertake uneconomic or high-risk activities in support of the [housing] goals. However, the fact that [Fannie Mae is] in conservatorship should not be a justification for withdrawing support from these market segments.” If our efforts to meet our goals prove to be insufficient, FHFA will determine whether the goals were feasible. If FHFA finds that our goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Risk Factors” for a description of how we may be unable to meet our housing goals and how actions we may take to meet these goals and other regulatory requirements could adversely affect our business, results of operations and financial condition.

The following table presents our performance against our 2010 single-family housing benchmarks and multifamily housing goals. These performance results have not yet been validated by FHFA.

2010 Housing Goals Performance

	Result(1)	Benchmark(2)

Single-family housing goals:(3)
Low-income families home purchases	25.1%	27.0%
Very low-income families home purchases	7.2	8.0
Low-income areas home purchases	24.0	24.0
Low-income and high-minority areas home purchases	12.4	13.0
Low-income families refinancing	20.9	21.0

	Result(1)	Goal

Multifamily housing goals:
Affordable to families with incomes no higher than 80% of area median income	212,768 units	177,750 units
Affordable to families with incomes no higher than 50% of area median income	53,184 units	42,750 units

(1)	Our 2010 results have not been validated by FHFA, and after validation they may differ from the results reported above.

(2)	Even if our results do not meet the benchmarks, we may still meet our goals. The final rule specifies that our single-family housing goals performance will be measured not only against these benchmarks, but also against the share of goals-qualifying originations in the primary mortgage market. We will be in compliance with the housing goals if we meet either the benchmarks or market share measures. The amount of goals-qualifying originations in the market during 2010 will not be available until the release of data reported by primary market originators under the Home Mortgage Disclosure Act in the fall of 2011.

(3)	Our single-family results and benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.

We believe we met our single-family low-income areas home purchase benchmark for 2010, as well as our 2010 multifamily goals. To determine whether we met our other 2010 single-family goals, we and FHFA will have to compare our performance with that of the market after the release of data reported by primary market originators under the Home Mortgage Disclosure Act in the fall of 2011, because we believe we did not meet the benchmarks for these goals. As noted in FHFA’s final rule establishing our 2010 housing goals, FHFA has indicated that we should not undertake uneconomic or high-risk activities in support of our housing goals.

We will file our assessment of our performance with FHFA in mid-March. FHFA will then determine our final performance numbers and whether we met our goals.

Duty to Serve

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

The duty to serve is a new oversight responsibility for FHFA. The Director of FHFA is required to establish by regulation a method for evaluating and rating the performance by us and Freddie Mac of the duty to serve underserved markets. On June 7, 2010, FHFA published its proposed rule to implement this new duty, although the final rule has not been issued.

Under the proposed rule, we would be required to submit an underserved markets plan at least 90 days before the plan’s effective date of January 1st of a particular year establishing benchmarks and objectives against which FHFA would evaluate and rate our performance. The plan term is two years. We will likely need to submit a plan as soon as practicable after the publication of the final rule that will be effective for the first plan period.

The 2008 Reform Act requires FHFA to separately evaluate the following four assessment factors:

•	The loan product assessment factor requires evaluation of our “development of loan products, more flexible underwriting guidelines, and other innovative approaches to providing financing to each” underserved market.

•	The outreach assessment factor requires evaluation of “the extent of outreach to qualified loan sellers and other market participants.” We are expected to engage market participants and pursue relationships with qualified sellers that serve each underserved market.

•	The loan purchase assessment factor requires FHFA to consider the volume of loans acquired in each underserved market relative to the market opportunities available to us. The 2008 Reform Act prohibits the establishment of specific quantitative targets by FHFA. However, in its evaluation FHFA could consider the volume of loans acquired in past years.

•	The investment and grants assessment factor requires evaluation of the amount of investment and grants in projects that assist in meeting the needs of underserved markets.

Under the proposed rule, FHFA would give the loan purchase and outreach assessment factors significant weight. Because we are in conservatorship, the investment and grants assessment factor would receive little or no weight. In addition, FHFA would consider the loan product assessment factor, even though we are currently prohibited from entering into new lines of business and developing new products. The proposed rule states that acquisitions and activities pursuant to the duty to serve should be profitable, even if less profitable than other activities.

FHFA would evaluate our performance on each assessment factor annually, and assign a rating of “satisfactory” or “unsatisfactory” to each factor in each underserved market. The evaluation would be based on whether we have substantially met our benchmarks and objectives as outlined in our underserved markets plan. FHFA would also consider the impact of overall market conditions and other factors outside our control that could impact our ability to meet our benchmarks and objectives. Based on the assessment factor findings,

FHFA would assign a rating of “in compliance” or “noncompliance” with the duty to serve each underserved market.

With some exceptions, the counting rules and other requirements would be similar to those established for the housing goals. For the loan purchase assessment factor, FHFA proposes to measure performance in terms of units rather than mortgages or unpaid principal balance. All single-family loans we acquire must meet the standards in the Interagency Statement on Subprime Mortgage Lending and the Interagency Guidance on Nontraditional Mortgage Product Risks. We are expected to review the operations of loan sellers to ensure compliance with these standards.

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

See “Risk Factors” for a description of how changes we may make in our business strategies in order to meet our housing goals and duty to serve requirement may increase our credit losses and adversely affect our results of operations.

MAKING HOME AFFORDABLE PROGRAM

The Obama Administration’s Making Home Affordable Program, which was introduced in February 2009, is intended to provide assistance to homeowners and prevent foreclosures. Working with our conservator, we have devoted significant effort and resources to help distressed homeowners through initiatives that support the Making Home Affordable Program. Below we describe key aspects of the Making Home Affordable Program and our role in the program. For additional information about our activities under the program, please see “Business—Making Home Affordable Program” in our Annual Report on Form 10-K for the year ended December 31, 2009. For information about the program’s financial impact on us, please see “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae.”

The Making Home Affordable Program is comprised primarily of a Home Affordable Refinance Program (“HARP”), under which we acquire or guarantee loans that are refinancings of mortgage loans we own or guarantee, and Freddie Mac does the same, and a Home Affordable Modification Program (“HAMP”), which provides for the modification of mortgage loans owned or guaranteed by us or Freddie Mac, as well as other mortgage loans. These two programs were designed to expand the number of borrowers who can refinance or modify their mortgages to achieve a monthly payment that is more affordable now and into the future or to obtain a more stable loan product, such as a fixed-rate mortgage loan in lieu of an adjustable-rate mortgage loan. We participate in the Making Home Affordable Program, and our sellers and servicers offer HARP and HAMP to Fannie Mae borrowers. We also serve as Treasury’s program administrator for HAMP and other initiatives under the Making Home Affordable Program.

Our Role as Program Administrator

Treasury has engaged us to serve as program administrator for HAMP and other initiatives under the Making Home Affordable Program. Our principal activities as program administrator include the following:

•	Implementing the guidelines and policies of the Treasury program;

•	Preparing the requisite forms, tools and training to facilitate efficient loan modifications by servicers;

•	Creating, making available and managing the process for servicers to report modification activity and program performance;

•	Calculating incentive compensation consistent with program guidelines;

•	Acting as record-keeper for executed loan modifications and program administration;

•	Coordinating with Treasury and other parties toward achievement of the program’s goals, including assisting with development and implementation of updates to the program and initiatives expanding the program’s reach; and

•	Performing other tasks as directed by Treasury from time to time.

In our capacity as program administrator for the program, we support over 100 servicers that have signed up to participate with respect to non-agency loans under the program. To help servicers implement the program, we have provided information and resources through a Web site dedicated to servicers under the program. We have also communicated information about the program to servicers and helped servicers implement and integrate the program with new systems and processes. As program administrator, we have taken the following steps to help servicers implement the program:

•	dedicated Fannie Mae personnel to work closely with participating servicers;

•	established a servicer support call center;

•	conducted ongoing conference calls with the leadership of participating servicers;

•	provided training through live Web seminars and recorded tutorials; and

•	made checklists and job aids available on the program Web site.

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

During 2010, approximately 1,100 lenders delivered single-family mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During both 2010 and 2009, our top five lender customers, in the aggregate, accounted for approximately 62% of our single-family business volume. Three lender customers, Wells Fargo & Company, Bank of America Corporation, and JPMorgan Chase & Co., including their respective affiliates, in the aggregate accounted for more than 52% of our single-family business volume for 2010.

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

COMPETITION

Historically, our competitors have included Freddie Mac, FHA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans), the 12 Federal Home Loan Banks (“FHLBs”), financial institutions, securities dealers, insurance companies, pension funds, investment funds and other investors. During 2008, almost all of our competitors, other than Freddie Mac, FHA, Ginnie Mae and the FHLBs, ceased their activities in the residential mortgage finance business, and we remained the largest single issuer of mortgage-related securities in the secondary market in 2010.

We compete to acquire mortgage assets in the secondary market both for securitization into Fannie Mae MBS and, to a significantly lesser extent, for our investment portfolio. We also compete for the issuance of mortgage-related securities to investors. Competition in these areas is affected by many factors, including the amount of residential mortgage loans offered for sale in the secondary market by loan originators and other market participants, the nature of the residential mortgage loans offered for sale (for example, whether the loans represent refinancings), the current demand for mortgage assets from mortgage investors, the interest rate risk investors are willing to assume and the yields they will require as a result, and the credit risk and prices associated with available mortgage investments.

Competition to acquire mortgage assets is significantly affected by pricing and eligibility standards. Changes in our pricing and eligibility standards and in the eligibility standards of the mortgage insurance companies in 2008 and 2009 have reduced our acquisition of loans with higher LTV ratios and other high-risk features. In addition, FHA has become the lower-cost option, or in some cases the only option, for loans with higher LTV ratios.

During 2010, our primary competitors for the issuance of mortgage-related securities were Ginnie Mae and Freddie Mac. Prior to the severe market downturn, there was a significant increase in the issuance of mortgage-related securities by non-agency issuers, which caused a decrease in our share of the market for new issuances of single-family mortgage-related securities from 2003 to 2006. Non-agency issuers, also referred to as private-label issuers, are those issuers of mortgage-related securities other than agency issuers Fannie Mae, Freddie Mac and Ginnie Mae. The subsequent mortgage and credit market disruption led to a significant decline in the issuance of private-label mortgage-related securities. Accordingly, our market share significantly increased during 2008 and has remained high since then. Our estimated market share of new single-family mortgage-related securities issuances was 44.0% in 2010, compared with 46.3% in 2009, 45.4% in 2008, and 33.9% in 2007. Our estimated market share of 46.3% in 2009 includes $94.6 billion of whole loans held for investment in our mortgage portfolio that were securitized into Fannie Mae MBS in the second quarter, but retained in our mortgage portfolio and consolidated on our consolidated balance sheets. Excluding these Fannie Mae MBS from the estimate of our market share, our estimated 2009 market share of new single-family mortgage-related securities issuances was 43.2%.

We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs.

Although we do not know the structure that long-term GSE reform will ultimately take, we expect that, if our company continues, we will face more competition in the future. Please see “Business—Legislation and GSE Reform” for a discussion of proposals for GSE reform, as well as recent legislative reform of the financial services industry that could affect our business.

EMPLOYEES

As of January 31, 2011, we employed approximately 7,300 personnel, including full-time and part-time employees, term employees and employees on leave.

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

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that mortgage interest rates will increase in 2011, which will likely reduce the share of refinance loans;

•	The size of the declines nationwide in total single-family originations and mortgage debt outstanding that we expect in 2011;

•	Our expectation that the unemployment rate will decline modestly throughout 2011;

•	Our expectations that our multifamily nonperforming assets will increase in certain geographic areas and that we may continue to experience an increase in delinquencies and credit losses despite improving market fundamentals;

•	Our expectation that the multifamily sector will continue to improve modestly in 2011, even though unemployment levels remain elevated;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that, if FHA continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, our market share could be adversely impacted if the market shifts away from refinance activity;

•	Our expectation that the single-family loans we have acquired since 2009 will be profitable;

•	Our estimate that, while single-family loans that we acquired from 2005 through 2008 will give rise to additional credit losses that we have not yet realized, we have reserved for the substantial majority of the remaining losses;

•	Our expectation that our draws from Treasury for credit losses will abate and our draws will increasingly be driven by dividend payments;

•	Our belief that loans we have acquired since 2009 would become unprofitable if home prices declined by more than 20% from their December 2010 levels over the next five years based on our home price index;

•	Our expectations regarding whether loans we acquired in specific years prior to 2009 will be profitable or unprofitable;

•	Our expectation that defaults on loans we acquired from 2005 through 2008 and the resulting charge-offs will occur over a period of years;

•	Our expectation that it will take years before our REO inventory approaches pre-2008 levels;

•	Our expectation that the number of our repurchase requests to seller/servicers will remain high in 2011;

•	Our expectation that we will realize as credit losses an estimated two-thirds of the fair value losses on loans purchased out of MBS trusts that are reflected in our consolidated balance sheets, and recover the remaining third through our consolidated statements of operations;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding;

•	Our expectation that weakness in the housing and mortgage markets will continue in 2011;

•	Our expectation that home sales are unlikely to increase until the unemployment rate improves;

•	Our expectation that single-family default and severity rates and the level of single-family foreclosures will remain high in 2011;

•	Our expectation that multifamily charge-offs will remain commensurate with 2010 levels throughout 2011;

•	Our expectation that our overall business volume in 2011 will be lower than in 2010;

•	Our expectation that home prices on a national basis will decline slightly, with greater declines in some geographic areas than others, before stabilizing later in 2011, and that the peak-to-trough home price decline on a national basis will range between 21% and 26%;

•	Our expectation that our credit-related expenses will remain high in 2011 and that our credit losses will increase in 2011 as compared to 2010;

•	Our expectation that we will continue to purchase loans from MBS trusts as they become delinquent for four or more consecutive monthly payments subject to market conditions, servicer capacity, and other constraints, including the limit on mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our expectation that revenues from our mortgage asset portfolio will decrease over time;

•	Whether during conservatorship we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship;

•	Our not being a substantial buyer or seller of mortgages for our retained portfolio, except for purchases of delinquent mortgages out of our guaranteed MBS pools;

•	Our expectations that FHFA will request additional funds from Treasury on our behalf to ensure we maintain a positive net worth and avoid mandatory receivership, that Treasury will provide such funds, and that the dividends on Treasury’s investments in us will therefore increase;

•	Our expectation that the Dodd-Frank Act will significantly change the regulation of the financial services industry, directly affect our business, and may involve a significant operational burden;

•	Our expectation that some or all of the conditions that negatively affected our ability to meet our 2010 single-family housing goals are likely to continue in 2011;

•	Our expectation that the pause in foreclosures as a result of servicer foreclosure process deficiencies will likely result in higher serious delinquency rates, longer foreclosure timelines and higher foreclosed property expenses;

•	Our expectation that we may continue to experience substantial changes in management, employees and our business structure and practices;

•	Our intention to maximize the value of nonperforming loans over time, utilizing loan modification, foreclosure, repurchases and other preferable loss mitigation actions;

•	Our estimation of the amount that we could realize over the fair value of our nonperforming loans reported in our non-GAAP consolidated fair value balance sheet;

•	Our expectation that the current market premium portion of our current estimate of fair value will not impact future Treasury draws, which is based on our intention not to have another party assume the credit risk inherent in our book of business;

•	Our expectation that our debt funding needs will decline in future periods as we reduce the size of our mortgage portfolio in compliance with the requirements of the senior preferred stock purchase agreement;

•	Our expectation that, due to the large size of our portfolio of mortgage-related securities, current market conditions and the significant amount of distressed assets in our mortgage portfolio, it is unlikely that there would be sufficient market demand for large amounts of these securities over a prolonged period of time, particularly during a liquidity crisis;

•	Our expectation that our acquisitions of Alt-A mortgage loans will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will decrease over time;

•	Our belief that we have limited exposure to losses on home equity conversion mortgages, a type of reverse mortgage insured by the federal government;

•	Our expectation that serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions and the extent to which borrowers with modified loans again become delinquent in their payments;

•	Our expectation that we will increase our use of foreclosure alternatives;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and home prices;

•	Our belief that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future;

•	Our assumption that the guaranty fee income generated from future business activity will largely replace guaranty fee income lost due to mortgage prepayments; and

•	Our anticipated 2011 contributions to our benefit plans.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; challenges we face in retaining and hiring qualified employees; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; limitations on our ability to access the debt capital markets; further disruptions in the housing and credit markets; defaults by one or more institutional counterparties; our reliance on mortgage servicers; deficiencies in servicer and law firm foreclosure processes and the consequences of those deficiencies; guidance by the Financial Accounting Standards Board (“FASB”); operational control weaknesses; our reliance on models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; and those factors described in this report, including those factors described in “Risk Factors.”

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

In addition to the risks we discuss below, we face risks and uncertainties not currently known to us or that we currently deem to be immaterial. The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth and could cause our actual results to differ materially from our past results or the results contemplated by the forward-looking statements contained in this report.

RISKS RELATING TO OUR BUSINESS

The future of our company is uncertain.

There is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated.

On February 11, 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period.

During 2010, Congress held hearings on the future status of Fannie Mae and Freddie Mac, the Congressional Budget Office released a study examining various alternatives for the future of the secondary mortgage market, and legislative proposals were introduced that would substantially change our business structure and the operation of our business. We expect hearings on GSE reform to continue in 2011 and additional proposals to be discussed, including proposals that would result in a substantial change to our business structure or that involve Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “Business—Legislation and GSE Reform” for more information about the Treasury report and Congressional proposals regarding reform of the GSEs.

We expect FHFA to request additional funds from Treasury on our behalf to ensure we maintain a positive net worth and avoid mandatory receivership. The dividends we must pay or that accrue on Treasury’s investments are substantial and are expected to increase, and we likely will not be able to fund them through net income.

FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (which we refer to as a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days after the filing deadline for our Form 10-K or Form-Q with the SEC. We have had a net worth deficit as of the end of each of the last nine fiscal quarters, including as of December 31, 2010. Treasury provided us with funds under the senior preferred stock purchase agreement to cure the net worth deficits in prior periods before the end of the 60-day period, and we expect Treasury to do the same with respect to the December 31, 2010 deficit. When Treasury provides the additional $2.6 billion FHFA has requested on our behalf, the aggregate liquidation preference on the senior preferred stock will be $91.2 billion, and will require an annualized dividend of $9.1 billion. The prospective $9.1 billion annual dividend obligation exceeds our reported annual net income for each of the last nine years, in most cases by a significant margin. Our ability to maintain a positive net worth has been and continues to be adversely affected by market conditions. To the extent we have a negative net worth as of the end of future fiscal quarters, we expect that FHFA will request on our behalf additional funds from Treasury under the senior preferred stock purchase agreement. Further funds from Treasury under the senior preferred stock purchase agreement will increase the liquidation preference of and the dividends we owe on the senior preferred stock and, therefore, we will need additional funds from Treasury in order to meet our dividend obligation to Treasury.

In addition, beginning in 2011, the senior preferred stock purchase agreement requires that we pay a quarterly commitment fee to Treasury. Although Treasury has waived this fee for the first quarter of 2011 due to adverse conditions in the mortgage market and its belief that imposing the commitment fee would not generate increased compensation for taxpayers, Treasury indicated that it would reevaluate whether to set the fee next quarter. The aggregate liquidation preference and dividend obligations relating to the preferred stock also will increase by the amount of any required dividend on the senior preferred stock that we fail to pay in cash and by the amount of any required quarterly commitment fee on the senior preferred stock that we fail to pay. The substantial dividend obligations and potentially substantial quarterly commitment fees on the senior preferred stock, coupled with our effective inability to pay down draws under the senior preferred stock purchase agreement, will continue to strain our financial resources and have an adverse impact on our results of operations, financial condition, liquidity and net worth, both in the short and long term.

Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets. Amounts recovered from the liquidation may be insufficient to cover our obligations or aggregate liquidation preference on our preferred stock, or provide any proceeds to common shareholders.

Because of the weak economy, conditions in the housing market and our dividend obligation to Treasury, we will continue to need funding from Treasury to avoid a trigger of mandatory receivership under the GSE Act. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship.

A receivership would terminate the conservatorship. In addition to the powers FHFA has as our conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising from their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the GSE Act. Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, only after payment of the secured and unsecured claims against the company (including repaying all outstanding debt obligations), the administrative expenses of the receiver and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. It is unlikely that there would be sufficient proceeds to repay the liquidation preference of any series of our preferred stock or to make any distribution to the holders of our common stock. To the extent we are placed into receivership and do not or cannot fulfill our guaranty to the holders of our Fannie Mae MBS, the MBS holders could become unsecured creditors of ours with respect to claims made under our guaranty.

Our business and results of operations may be materially adversely affected if we are unable to retain and hire qualified employees.

Our business processes are highly dependent on the talents and efforts of our employees. The uncertainty of our future and the public policy debate surrounding GSE reform, as well as limitations on employee compensation, our inability to offer equity compensation and our conservatorship, have adversely affected and may in the future adversely affect our ability to retain and recruit well-qualified employees. We face competition from within the financial services industry and from businesses outside of the financial services industry for qualified employees. An improving economy is likely to put additional pressures on turnover, as attractive opportunities become available to our employees. If we lose a significant number of employees and are not able to quickly recruit and train new employees, it could negatively affect customer relationships and goodwill, and could have a material adverse effect on our ability to do business and our results of operations. In addition, management turnover may impair our ability to manage our business effectively. Since August 2008, we have had significant departures by various members of senior management, including two Chief Executive Officers and two Chief Financial Officers. Further turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and ultimately adversely affect our financial performance.

Since 2008, we have experienced substantial deterioration in the credit performance of mortgage loans that we own or that back our guaranteed Fannie Mae MBS, which we expect to continue and result in additional credit-related expenses.

We are exposed to mortgage credit risk relating to the mortgage loans that we hold in our investment portfolio and the mortgage loans that back our guaranteed Fannie Mae MBS. When borrowers fail to make required payments of principal and interest on their mortgage loans, we are exposed to the risk of credit losses and credit-related expenses.

While serious delinquency rates improved in recent months, conditions in the housing market contributed to a deterioration in the credit performance of our book of business, negatively impacting serious delinquency rates, default rates and average loan loss severity on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS, as well as increasing our inventory of foreclosed properties. Increases in delinquencies, default rates and loss severity cause us to experience higher credit-related expenses. The credit performance of our book of business has also been negatively affected by the extent and duration of the decline in home prices and high unemployment. These credit performance trends have been notable in certain of our higher risk loan categories, states and vintages. Home price declines, adverse market conditions and continuing high levels of unemployment also have affected the credit performance of our broader book of business. Further, home price declines have resulted in a large number of borrowers with “negative equity” in their properties (that is, they owe more on their mortgage loans than their houses are worth), which increases the likelihood that either these borrowers will strategically default on their mortgage loans even if they have the ability to continue to pay the loans or that their homes will be sold in a “short sale” for significantly less than the unpaid amount of the loans. We present detailed information about the risk characteristics of our conventional single-family guaranty book of business in “MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” and we present detailed information on our 2010 credit-related expenses, credit losses and results of operations in “MD&A—Consolidated Results of Operations.”

Adverse credit performance trends may resume, particularly if we experience further national and regional declines in home prices, weak economic conditions and high unemployment.

We expect further losses and write-downs relating to our investment securities.

We experienced significant fair value losses and other-than-temporary impairment write-downs relating to our investment securities in 2008 and recorded significant other-than-temporary impairment write-downs of some of our available-for-sale securities in 2009. A substantial portion of these fair value losses and write-downs related to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans and, in the case of fair value losses, our investments in commercial mortgage-backed securities (“CMBS”) due to the decline in home prices and the weak economy. We expect to experience additional other-than-temporary impairment write-downs of our investments in private-label mortgage-related securities, including those that continue to be AAA-rated. See “MD&A—Consolidated Balance Sheet Analysis— Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for detailed information on our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

If the market for securities we hold in our investment portfolio is not liquid, we must use a greater amount of management judgment to value these securities. Later valuations and any price we ultimately would realize if we were to sell these securities could be materially lower than the estimated fair value at which we carry them on our balance sheet.

Any of the above factors could require us to record additional write-downs in the value of our investment portfolio, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Our business activities are significantly affected by the conservatorship and the senior preferred stock purchase agreement.

We are currently under the control of our conservator, FHFA, and we do not know when or how the conservatorship will be terminated. As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf, and generally has the power to transfer or sell any of our assets or liabilities. In addition, our directors do not have any duties to any person or entity except to the conservator. Accordingly, our directors are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS in making or approving a decision unless specifically directed to do so by the conservator.

The conservator has determined that while we are in conservatorship, we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. In view of the conservatorship and the reasons stated for its establishment, it is likely that our business model and strategic objectives will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. Among other things, we could experience significant changes in the size, growth and characteristics of our guarantor and investment activities, and we could further change our operational objectives, including our pricing strategy in our core mortgage guaranty business. Accordingly, our strategic and operational focus going forward may not be consistent with the investment objectives of our investors. In addition, we may be directed to engage in activities that are operationally difficult, costly to implement or unprofitable.

The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we may own on December 31, 2010 is $810 billion. (Our mortgage assets were approximately $788.8 billion as of that date.) On December 31, 2011, and each December 31 thereafter, our mortgage assets may not exceed 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year. The maximum allowable amount is reduced annually until it reaches $250 billion. This limit on the amount of mortgage assets we are permitted to hold could constrain the amount of delinquent loans we purchase from single-family MBS trusts, which could increase our costs.

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

We do not know when or how the conservatorship will be terminated. Moreover, even if the conservatorship is terminated, we remain subject to the terms of the senior preferred stock purchase agreement, senior preferred stock and warrant, which can only be cancelled or modified by mutual consent of Treasury and the conservator. The conservatorship and investment by Treasury have had, and will continue to have, material adverse effects on our common and preferred shareholders, including the following:

No voting rights during conservatorship.  The rights and powers of our shareholders are suspended during the conservatorship. The conservatorship has no specified termination date. During the conservatorship, our common shareholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.

Dividends to common and preferred shareholders, other than to Treasury, have been eliminated.  Under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred shareholders (other than on the senior preferred stock) without the consent of Treasury, regardless of whether we are in conservatorship.

Liquidation preference of senior preferred stock will increase, likely substantially.  The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. As of December 31, 2010, the liquidation preference on the senior preferred stock was $88.6 billion; however, it will increase to $91.2 billion when Treasury provides the additional $2.6 billion FHFA has already requested on our behalf. The liquidation preference could increase substantially as we draw on Treasury’s funding commitment, if we do not pay dividends owed on the senior preferred stock or if we do not pay the quarterly commitment fee under the senior preferred stock purchase agreement. If we are liquidated, it is unlikely that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.

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

For additional description of the restrictions on us and the risks to our shareholders, see “Business—Conservatorship and Treasury Agreements.”

Efforts we are required or asked to undertake by FHFA, other government agencies or Congress in pursuit of providing liquidity, stability and affordability to the mortgage market and providing assistance to struggling homeowners, or in pursuit of other goals, may adversely affect our business, results of operations, financial condition, liquidity and net worth.

Prior to the conservatorship, our business was managed with a strategy to maximize shareholder returns, while fulfilling our mission. Our conservator has directed us to focus primarily on minimizing our credit losses from delinquent mortgages and providing assistance to struggling homeowners to help them remain in their homes. As a result, we may continue to take a variety of actions designed to address this focus that could adversely affect our economic returns, possibly significantly, such as: reducing our guaranty fees and modifying loans to extend the maturity, lower the interest rate or defer or forgive principal owed by the borrower. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth. Other agencies of the U.S. government or Congress also may ask us to undertake significant efforts to support the housing and mortgage markets, as well as struggling homeowners. For example, under the Administration’s Making Home Affordable Program, we are offering HAMP. We have incurred substantial costs in connection with the program, as we discuss in “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae.”

We may be unable to meet our housing goals and duty to serve requirements, and actions we take to meet those requirements may adversely affect our business, results of operations, financial condition, liquidity and net worth.

To meet our housing goals obligations, a portion of the mortgage loans we acquire must be for low- and very-low income families, families in low-income census tracts and moderate-income families in minority census tracts or designated disaster areas. In addition, when a final duty-to-serve rule is issued, we will have a duty to serve three underserved markets: manufactured housing, affordable housing preservation and rural areas. We may take actions to meet these obligations that could increase our credit losses and credit-related expenses. If we fail to meet our housing goals in a given year and FHFA finds that they were feasible, or if we fail to comply with our duty to serve requirements, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our financial condition. The housing plan must describe the actions we would take to meet the goals and/or duty to serve in the next calendar year and be approved by FHFA. With respect to our housing goals, the potential penalties for failure to comply with housing plan requirements are a cease-and-desist order and civil money penalties.

Mortgage market conditions during 2010 negatively affected our ability to meet our goals. These conditions included a reduction in single-family borrowing by low-income purchasers following the expiration of the home buyer tax credits, an increase in the share of mortgages made to moderate-income borrowers due to low interest rates, continuing high unemployment, strengthened underwriting and eligibility standards, increased standards of private mortgage insurers and the increased role of FHA in acquiring goals-qualifying mortgage loans. Some or all of these conditions are likely to continue in 2011. We cannot predict the impact that market conditions during 2011 will have on our ability to meet our 2011 housing goals and duty to serve requirements.

For more information about our housing goals and duty to serve requirements, as well as our 2010 housing goals performance, please see “Business—Our Charter and Regulation of Our Activities—Housing Goals and Duty to Serve Underserved Markets.”

Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations and generate net interest income.

Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. Our level of net interest income depends on how much lower our cost of funds is compared to what we earn on our mortgage assets. Market concerns about matters such as the extent of government support for our business and the future of our business (including future profitability, future structure, regulatory actions and GSE status) could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in 2010 to issue debt of varying maturities at attractive pricing resulted from federal government support of us and the financial markets, including the Federal Reserve’s purchases of our debt and MBS. As a result, we believe that our status as a GSE and continued federal government support of our business is essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could have a material adverse effect on our ability to fund our operations. On February 11, 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. Please see “MD&A—Liquidity and Capital Management—Liquidity Management—Debt Funding—Fannie Mae Debt Funding Activity” for a more complete discussion of actions taken by the federal government to support us and the financial markets. However, there can be no assurance that the government will continue to support us or that our current level of access to debt funding will continue.

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

Our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis.

We believe that our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis. As a result if we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be significantly impaired. If adverse market conditions resulted in our being unable to access the unsecured debt markets, our alternative sources of liquidity consist of our cash and other investments portfolio and the unencumbered mortgage assets in our mortgage portfolio.

We believe that the amount of mortgage-related assets that we could successfully borrow against or sell in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Due to the large size of our portfolio of mortgage assets, current market conditions and the significant amount of distressed assets in our mortgage portfolio, it is unlikely that there would be sufficient market demand for large amounts of these assets over a prolonged period of time, particularly during a liquidity crisis, which could limit our ability to borrow against or sell these assets.

To the extent that we would be able to obtain funding by pledging or selling mortgage-related securities as collateral, we anticipate that a discount would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this discount would result in proceeds significantly lower than the current market value of these securities and would thereby reduce the amount of financing we would obtain. In addition, our primary source of collateral is Fannie Mae MBS that we own. In the event of a liquidity crisis in which the future of our company is uncertain, counterparties may be unwilling to accept Fannie Mae MBS as collateral. As a result, we may not be able to sell or borrow against these securities in sufficient amounts to meet our liquidity needs.

A decrease in the credit ratings on our senior unsecured debt would likely have an adverse effect on our ability to issue debt on reasonable terms and trigger additional collateral requirements.

Our borrowing costs and our access to the debt capital markets depend in large part on the high credit ratings on our senior unsecured debt. Credit ratings on our debt are subject to revision or withdrawal at any time by the rating agencies. Actions by governmental entities impacting the support we receive from Treasury could adversely affect the credit ratings on our senior unsecured debt. The reduction in our credit ratings would likely increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements. It may also reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”

Deterioration in the credit quality of, or defaults by, one or more of our institutional counterparties could result in financial losses, business disruption and decreased ability to manage risk.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Unfavorable market conditions since 2008 have adversely affected the liquidity and financial condition of our institutional counterparties. Our primary exposures to institutional counterparty risk are with mortgage seller/servicers that service the loans we hold in our mortgage portfolio or that back our Fannie Mae MBS; seller/servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances; third-party providers of credit enhancement on the mortgage assets that we hold in our mortgage portfolio or that back our Fannie Mae MBS, including mortgage insurers, lenders with risk sharing arrangements and financial guarantors; issuers of securities held in our cash and other investments portfolio; and derivatives counterparties.

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

We routinely execute a high volume of transactions with counterparties in the financial services industry. Many of the transactions we engage in with these counterparties expose us to credit risk relating to the possibility of a default by our counterparties. In addition, to the extent these transactions are secured, our credit risk may be exacerbated to the extent that the collateral we hold cannot be realized or can be liquidated only at prices too low to recover the full amount of the loan or derivative exposure. We have exposure to these financial institutions in the form of unsecured debt instruments and derivatives transactions. As a result, we could incur losses relating to defaults under these instruments or relating to impairments to the carrying value of our assets represented by these instruments. These losses could materially and adversely affect our business, results of operations, financial condition, liquidity and net worth.

We depend on our ability to enter into derivatives transactions in order to manage the duration and prepayment risk of our mortgage portfolio. If we lose access to our derivatives counterparties, it could adversely affect our ability to manage these risks, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

Deterioration in the credit quality of, or defaults by, one or more of our mortgage insurer counterparties could result in nonpayment of claims under mortgage insurance policies, business disruptions and increased concentration risk.

We rely heavily on mortgage insurers to provide insurance against borrower defaults on conventional single-family mortgage loans with LTV ratios over 80% at the time of acquisition. The current weakened financial condition of our mortgage insurer counterparties creates a significant risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. Since January 1, 2009, the insurer financial strength ratings of all of our major mortgage insurer counterparties have been downgraded to reflect their weakened financial condition, in some cases more than once. One of our mortgage insurer counterparties ceased issuing commitments for new mortgage insurance in 2008, and, under an order received from its regulator, is now paying all valid claims 60% in cash and 40% by the creation of a deferred payment obligation, which may be paid in the future.

A number of our mortgage insurers publicly disclosed that they have exceeded or might exceed the state-imposed risk-to-capital limits under which they operate and they might not have access to sufficient capital to continue to write new business in accordance with state regulatory requirements. In addition, a number of our mortgage insurers have received waivers from their regulators regarding state-imposed risk-to-capital limits. However, these waivers are temporary. Some mortgage insurers have been exploring corporate restructurings, intended to provide relief from risk-to-capital limits in certain states. A restructuring plan that would involve contributing capital to a subsidiary would result in less liquidity available to its parent company to pay claims on its existing book of business and an increased risk that its parent company will not pay its claims in full in the future.

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

Many mortgage insurers stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. As our charter generally requires us to obtain credit enhancement on conventional single-family mortgage loans with loan-to-value ratios over 80% at the time of purchase, an inability to find suitable credit enhancement may inhibit our ability to pursue new business opportunities, meet our housing goals and otherwise support the housing and mortgage markets. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance loans into more affordable loans. In addition, access to fewer mortgage insurer counterparties will increase our concentration risk with the remaining mortgage insurers in the industry.

The loss of business volume from any one of our key lender customers could adversely affect our business and result in a decrease in our revenues.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire most of our mortgage loans through mortgage purchase volume commitments that are negotiated annually or semiannually with lender customers and that establish a minimum level of mortgage volume that these customers will deliver to us. We acquire a significant portion of our mortgage loans from several large mortgage lenders. During 2010, our top five lender customers, in the aggregate, accounted for approximately 62% of our single-family business volume, with three of our customers accounting for greater than 52% of our single-family business volume. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is critical to our business.

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

In addition, many of our lender customers are experiencing, or may experience in the future, financial and liquidity problems that may affect the volume of business they are able to generate. Many of our lender customers also strengthened their lending criteria, which reduced their loan volume. If any of our key lender customers significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. Our demands that our lender customers repurchase or compensate us for losses on loans that do not meet our underwriting and eligibility standards may strain our relationships with our lender customers and may also result in our customers reducing the volume of loans they provide us. A significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

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

For these reasons, our ability to actively manage the troubled loans that we own or guarantee, and to implement our homeownership assistance and foreclosure prevention efforts quickly and effectively, may be limited by our reliance on our mortgage servicers. Our inability to effectively manage these loans and implement these efforts could have a material adverse effect on our business, results of operations and financial condition.

Deficiencies in servicer and law firm foreclosure processes and the resulting foreclosure pause may cause higher credit losses and credit-related expenses.

A number of our single-family mortgage servicers temporarily halted foreclosures in the fall of 2010 in some or all states after discovering deficiencies in their processes and the processes of their lawyers and other service providers relating to the execution of affidavits in connection with the foreclosure process. This foreclosure pause could expand to additional servicers and states, and possibly to all or substantially all of our loans in the foreclosure process. Some servicers have lifted the foreclosure pause in some jurisdictions, while continuing the pause in others.

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

The foreclosure process deficiencies have generated significant concern and are currently being investigated by various government agencies and the attorneys general of all fifty states. These foreclosure process deficiencies could lead to expensive or time-consuming new regulation, such as new rules applicable to the foreclosure process recently issued by courts in some states. In addition, the failure of our servicers or a law firm to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process poses operational, reputational and legal risks for us. As a result, depending on the duration and extent of the foreclosure pause and the foreclosure process deficiencies, these matters could have a material adverse effect on our business.

Challenges to the MERS® System could pose counterparty, operational, reputational and legal risks for us.

MERSCORP, Inc. is a privately held company that maintains an electronic registry (the “MERS System”) that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and, in that role, become the mortgagee of record for the loan in local land records. Fannie Mae seller/servicers may choose to use MERS as a nominee; however, we have prohibited servicers from initiating foreclosures on Fannie Mae loans in MERS’s name. Approximately half of the loans we own or guarantee are registered in MERS’s name and the related servicing rights are tracked in the MERS System. The MERS System is widely used by participants in the mortgage finance industry. Along with a number of other organizations in the mortgage finance industry, we are a shareholder of MERSCORP, Inc.

Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies discussed above may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements could pose counterparty, operational, reputational and legal risks for us. If investigations or new regulation or legislation restricts servicers’ use of MERS, our counterparties may be required to record all mortgage transfers in land records, incurring additional costs and time in the recordation process. At this time, we cannot predict the ultimate outcome of these legal challenges to MERS or the impact on our business, results of operations and financial condition.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, those who set or interpret accounting standards may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and expensive to implement, can divert management’s attention from other matters, and can materially impact how we record and report our financial condition and results of operations.

Material weaknesses in our internal control over financial reporting could result in errors in our reported results or disclosures that are not complete or accurate.

Management has determined that, as of the date of this filing, we have ineffective disclosure controls and procedures and a material weakness in our internal control over financial reporting. In addition, our independent registered public accounting firm, Deloitte & Touche LLP, has expressed an adverse opinion on our internal control over financial reporting because of the material weakness. Our ineffective disclosure controls and procedures and material weakness could result in errors in our reported results or disclosures that are not complete or accurate, which could have a material adverse effect on our business and operations.

Our material weakness relates specifically to the impact of the conservatorship on our disclosure controls and procedures. Because we are under the control of FHFA, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Because FHFA currently functions as both our regulator and our conservator, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures relating to information within FHFA’s knowledge. As a result, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our financial statements. Given the structural nature of this material weakness, it is likely that we will not remediate this weakness while we are under conservatorship. See “Controls and Procedures” for further discussion of management’s conclusions on our disclosure controls and procedures and internal control over financial reporting.

Operational control weaknesses could materially adversely affect our business, cause financial losses and harm our reputation.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, liability to customers and financial losses or damage to our reputation, including as a result of our inadvertent dissemination of confidential or inaccurate information. For example, our business is dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions across numerous and diverse markets and in an environment in which we must make frequent changes to our core processes in response to changing external conditions. These transactions are subject to various legal and regulatory standards.

We rely upon business processes that are highly dependent on people, legacy technology and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements are prepared. This reliance increases the risk that we may be exposed to financial, reputational or other losses as a result of inadequately designed internal processes or systems, or failed execution of our systems. Our operational risk management efforts are aimed at reducing this risk.

We continue to implement our operational risk management framework, which consists of a set of integrated processes, tools and strategies designed to support the identification, assessment, mitigation and control, and reporting and monitoring of operational risk. We also have made a number of changes in our structure, business focus and operations during the past two years, as well as changes to our risk management processes, to keep pace with changing external conditions. These changes, in turn, have necessitated modifications to or development of new business models, processes, systems, policies, standards and controls. While we believe that the steps we have taken and are taking to enhance our technology and operational controls and organizational structure will help identify, assess, mitigate, control and monitor operational risk, our implementation of our operational risk management framework may not be effective to manage these risks and may create additional operational risk as we execute these enhancements.

In addition, we have experienced, and expect we may continue to experience, substantial changes in management, employees and our business structure and practices since the conservatorship began. These changes could increase our operational risk and result in business interruptions and financial losses. In addition, due to events that are wholly or partially beyond our control, employees or third parties could engage in improper or unauthorized actions, or our systems could fail to operate properly, which could lead to financial losses, business disruptions, legal and regulatory sanctions and reputational damage.

In many cases, our accounting policies and methods, which are fundamental to how we report our financial condition and results of operations, require management to make judgments and estimates about matters that are inherently uncertain. Management also relies on models in making these estimates.

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

Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as future loan demand, borrower behavior, creditworthiness, home price trends and other factors that may overstate or understate future experience. Models can produce unreliable results for a number of reasons, including invalid or incorrect assumptions, incorrect computer coding, flaws in data or data use, inappropriate application of a model to products or events outside the model’s intended use and, fundamentally, the inherent limitations of relying on historical data to predict future results, especially in the face of unprecedented events. Adjustments to models or model results are sometimes required to align the results with management’s best judgment.

We continually receive new economic and mortgage market data, such as housing starts and sales and home price changes. Our critical accounting estimates, such as our loss reserves and other-than-temporary impairments, are subject to change, sometimes significantly, due to the nature and magnitude of changes in market conditions. However, there is generally a lag between the availability of this market information and the preparation of our financial statements. When market conditions change quickly and in unforeseen ways, there is an increased risk that the assumptions and inputs reflected in our models are not representative of the most recent market conditions.

In addition, we may take actions that require us to rely on management judgment and adjustments to our models if circumstances preclude effective execution of our standard control processes required for a formal model update. These control processes include model research, testing, independent validation and implementation. In a rapidly changing environment, it may not be possible to update existing models quickly enough to ensure they properly account for the most recently available data and events. Model adjustments are a means of mitigating circumstances where models cannot be updated quickly enough, but the resulting model output is only as reliable as the underlying management judgment.

If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management decisions, including decisions affecting loan purchases, management of credit losses, guaranty fee pricing, asset and liability management and the management of our net worth. Any of these decisions could adversely affect our businesses, results of operations, liquidity, net worth and financial condition. Furthermore, strategies we employ to manage the risks associated with our use of models may not be effective or fully reliable.

Changes in interest rates or our loss of the ability to manage interest rate risk successfully, could adversely affect our net interest income and increase interest rate risk.

We fund our operations primarily through the issuance of debt and invest our funds primarily in mortgage-related assets that permit mortgage borrowers to prepay their mortgages at any time. These business activities expose us to market risk, which is the risk of adverse changes in the fair value of financial instruments resulting from changes in market conditions. Our most significant market risks are interest rate risk and prepayment risk. We describe these risks in more detail in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management.” Changes in interest rates affect both the value of our mortgage assets and prepayment rates on our mortgage loans.

Changes in interest rates could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. Our ability to manage interest rate risk depends on our ability to issue debt instruments with a range of maturities and other features, including call provisions, at attractive rates and to engage in derivatives transactions. We must exercise judgment in selecting the amount, type and mix of debt and derivatives instruments that will most effectively manage our interest rate risk. The amount, type and mix of financial instruments that are available to us may not offset possible future changes in the spread between our borrowing costs and the interest we earn on our mortgage assets.

Our business is subject to laws and regulations that restrict our activities and operations, which may prohibit us from undertaking activities that management believes would benefit our business and limit our ability to diversify our business.

As a federally chartered corporation, we are subject to the limitations imposed by the Charter Act, extensive regulation, supervision and examination by FHFA and regulation by other federal agencies, including Treasury, HUD and the SEC. As a company under conservatorship, our primary regulator has management authority over us in its role as our conservator. We are also subject to other laws and regulations that affect our business, including those regarding taxation and privacy.

The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. In addition, our conservator has determined that, while in conservatorship, we will not be permitted to engage in new products and will be limited to continuing our existing business activities and taking actions necessary to advance the goals of the conservatorship. As a result of these limitations on our ability to diversify our operations, our financial condition and earnings depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. The weak and unstable condition of the U.S. housing market over the past approximately three to four years has therefore had a significant adverse effect on our results of operations, financial condition and net worth, which is likely to continue.

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

Our common and preferred stock have been delisted from the NYSE and the Chicago Stock Exchange, which could adversely affect the market price and liquidity of our delisted securities.

Our common stock and previously-listed series of our preferred stock were delisted from the New York Stock Exchange and the Chicago Stock Exchange on July 8, 2010 and are now traded exclusively in the over-the-counter market. The market price of our common stock has declined significantly since June 16, 2010, the date we announced our intention to delist these securities, and may decline further.

There can be no assurance that an active trading market in our equity securities will continue to exist. Our quoted securities are likely to experience price and volume fluctuations which may be more significant than when our securities were listed on a national securities exchange, which could adversely affect the market price of these securities. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the single-family mortgage loans we purchase and securitize. As a result, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses or reputational damage as a result of mortgage fraud.

RISKS RELATING TO OUR INDUSTRY

A further decline in U.S. home prices or activity in the U.S. housing market would likely cause higher credit losses and credit-related expenses, and lower business volumes.

We expect weakness in the real estate financial markets to continue in 2011. The deterioration in the credit condition of outstanding mortgages will result in the foreclosure of some troubled loans, which is likely to add to excess inventory of unsold homes. We also expect heightened default and severity rates to continue during this period, and home prices, particularly in some geographic areas, may decline further. Any resulting increase in delinquencies or defaults, or in severity, will likely result in a higher level of credit losses and credit-related expenses, which in turn will reduce our earnings and adversely affect our net worth and financial condition.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. The rate of growth in total U.S. residential mortgage debt outstanding has declined substantially in response to the reduced activity in the housing market and declines in home prices, and we expect single-family mortgage debt outstanding to decrease by approximately 2% in 2011. A decline in the rate of growth in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to purchase or securitize, which in turn could reduce our net interest income and guaranty fee income. Even if we are able to increase our share of the secondary mortgage market, it may not be sufficient to make up for the decline in the rate of growth in mortgage originations, which could adversely affect our results of operations and financial condition.

The Dodd-Frank Act and regulatory changes in the financial services industry may negatively impact our business.

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

Examples of aspects of the Dodd-Frank Act and related future regulatory changes that, if applicable, may significantly affect us include mandatory clearing of certain derivatives transactions, which could impose significant additional costs on us; minimum standards for residential mortgage loans, which could subject us to increased legal risk for loans we purchase or guarantee; and the development of credit risk retention regulations applicable to residential mortgage loan securitizations, which could impact the types and volume of loans sold to us. We could also be designated as a systemically important nonbank financial company subject to supervision and regulation by the Federal Reserve. If this were to occur, the Federal Reserve would have the authority to examine us and could impose stricter prudential standards on us, including risk-based capital requirements, leverage limits, liquidity requirements, credit concentration limits, resolution plan and credit exposure reporting requirements, overall risk management requirements, contingent capital requirements, enhanced public disclosures and short-term debt limits. Regulators have been seeking public comment regarding the criteria for designating nonbank financial companies for heightened supervision.

Because federal agencies have not completed the extensive rulemaking processes needed to implement and clarify many of the provisions of the Dodd-Frank Act, it is difficult to assess fully the impact of this legislation on our business and industry at this time, nor can we predict what similar changes to statutes or regulations will occur in the future.

Recent revisions by the Basel Committee on Banking Supervision to international capital requirements, referred to as Basel III, may also have a significant impact on us or on the business practices of our customers and counterparties. Depending on how they are implemented by regulators, the Basel III rules could be the basis for a revised framework for GSE capital standards that could increase our capital requirements. The Basel III rules could also affect investor demand for our debt and MBS securities, and could limit some lenders’ ability to count their rights to service mortgage loans toward meeting their regulatory capital requirements, which may reduce the economic value of mortgage servicing rights. As a result, a number of our customers and counterparties may change their business practices.

In addition, the actions of Treasury, the CFTC, the SEC, the Federal Deposit Insurance Corporation, the Federal Reserve and international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.

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

The occurrence of a major natural or other disaster in the United States could negatively impact our credit losses and credit-related expenses or disrupt our business operations in the affected geographic area.

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

The occurrence of a major disruptive event could negatively impact a geographic area in a number of different ways, depending on the nature of the event. A major disruptive event that either damaged or destroyed residential real estate underlying mortgage loans in our book of business or negatively impacted the ability of homeowners to continue to make principal and interest payments on mortgage loans in our book of business could increase our delinquency rates, default rates and average loan loss severity of our book of business in the affected region or regions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. While we attempt to create a geographically diverse mortgage credit book of business, there can be no assurance that a major disruptive event, depending on its magnitude, scope and nature, will not generate significant credit losses and credit-related expenses.

Additionally, the contingency plans and facilities that we have in place may be insufficient to prevent an adverse effect on our ability to conduct business, which could lead to financial losses. Substantially all of our senior management and investment personnel work out of our offices in the Washington, DC metropolitan area. If a disruption occurs and our senior management or other employees are unable to occupy our offices, communicate with other personnel or travel to other locations, our ability to interact with each other and with our customers may suffer, and we may not be successful in implementing contingency plans that depend on communication or travel.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our principal office, which is located at 3900 Wisconsin Avenue, NW, Washington, DC, as well as additional Washington, DC facilities at 3939 Wisconsin Avenue, NW and 4250 Connecticut Avenue, NW. We also own two office facilities in Herndon, Virginia, as well as two additional facilities located in Reston,

Virginia; and Urbana, Maryland. These owned facilities contain a total of approximately 1,459,000 square feet of space. We lease the land underlying the 4250 Connecticut Avenue building pursuant to a ground lease that automatically renews on July 1, 2029 for an additional 49 years unless we elect to terminate the lease by providing notice to the landlord of our decision to terminate at least one year prior to the automatic renewal date. In addition, we lease approximately 429,000 square feet of office space, including a conference center, at 4000 Wisconsin Avenue, NW, which is adjacent to our principal office. The present lease term for the office space at 4000 Wisconsin Avenue expires in April 2013 and we have one additional 5-year renewal option remaining under the original lease. The lease term for the conference center at 4000 Wisconsin Avenue expires in April 2018. We also lease an additional approximately 317,000 square feet of office space at three other locations in Washington, DC and Virginia. We maintain approximately 723,000 square feet of office space in leased premises in Pasadena, California; Irvine, California; Atlanta, Georgia; Chicago, Illinois; Philadelphia, Pennsylvania; and three facilities in Dallas, Texas.

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

Shareholder Derivative Litigation

Four shareholder derivative cases, filed at various times between June 2007 and June 2008, naming certain of our current and former directors and officers as defendants, and Fannie Mae as a nominal defendant, are currently pending in the U.S. District Court for the District of Columbia: Kellmer v. Raines, et al. (filed June 29, 2007); Middleton v. Raines, et al. (filed July 6, 2007); Arthur v. Mudd, et al. (filed November 26, 2007); and Agnes v. Raines, et al. (filed June 25, 2008). Three of the cases (Kellmer, Middleton, and Agnes) rely on factual allegations that Fannie Mae’s accounting statements were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Two of the cases (Arthur and Agnes) rely on factual allegations that defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. Plaintiffs seek, on behalf of Fannie Mae, various forms of monetary and non-monetary relief, including unspecified money damages (including restitution, legal fees and expenses, disgorgement and punitive damages); corporate governance changes; an accounting; and attaching, impounding or imposing a constructive trust on the individual defendants’ assets. Pursuant to a June 25, 2009 order, FHFA, as our conservator, substituted itself for shareholder plaintiffs in all of these actions. On July 27, 2010, the U.S. District Court for the District of Columbia dismissed Kellmer and Middleton with prejudice and Arthur and Agnes without prejudice. FHFA filed motions to reconsider the decisions dismissing Kellmer and Middleton with prejudice, and those motions were denied on October 22, 2010. FHFA appealed that denial on November 22, 2010. Plaintiffs Kellmer and Agnes also appealed the substitution and the dismissal orders. On January 20, 2011, the Court of Appeals for the District of Columbia issued an order in the Kellmer appeal granting FHFA’s motions for the voluntary dismissal of defendants Kenneth M. Duberstein, Frederic Malek and Patrick Swygert. On that same day, in the Middleton appeal, the Court of Appeals for the District of Columbia issued an order granting FHFA’s motions for the voluntary dismissal of defendants Stephen Ashley, Kenneth Duberstein, Thomas Gerrity, Ann Korologos, Frederic Malek, Donald Marron, Anne Mulcahy, Joe Pickett, Leslie Rahl, Patrick Swygert, and John Wulff.

Inquiry by the Financial Crisis Inquiry Commission

Over the course of 2010, we received numerous requests for documents and information from the Financial Crisis Inquiry Commission (the “FCIC”) in connection with its statutory mandate to examine the causes of the financial crisis. The FCIC released its final report on January 27, 2011. The report is described in “Business—Legislation and GSE Reform—GSE Reform.”

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the ticker symbol “FNMA.” The transfer agent and registrar for our common stock is Computershare, P.O. Box 43078, Providence, Rhode Island 02940.

Common Stock Data

The following table shows, for the periods indicated, the high and low prices per share of our common stock as reported in the Bloomberg Financial Markets service. For periods prior to our stock’s delisting from the NYSE on July 8, 2010, these are high and low sales prices reported in the consolidated transaction reporting system. For periods on or after July 8, 2010, these prices represent high and low trade prices. No dividends were declared on shares of our common stock during the periods indicated.

Quarter	High	Low

2009
First Quarter	$1.43	$0.35
Second Quarter	1.05	0.51
Third Quarter	2.13	0.51
Fourth Quarter	1.55	0.88
2010
First Quarter	$1.23	$0.91
Second Quarter	1.36	0.34
Third Quarter	0.42	0.19
Fourth Quarter	0.47	0.27

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

Holders

As of January 31, 2011, we had approximately 18,000 registered holders of record of our common stock, including holders of our restricted stock. In addition, as of January 31, 2011, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.

Recent Sales of Unregistered Securities

Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury.

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Stock Compensation Plans”). Information about sales and issuances of our unregistered securities during the first three quarters of 2010, some of which were made pursuant to these Stock Compensation Plans, was provided in our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 filed with the SEC on May 10, 2010, August 5, 2010 and November 5, 2010, respectively.

During the quarter ended December 31, 2010, 520,589 shares of common stock were issued upon conversion of 337,871 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

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

Because the securities we issue are exempted securities, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K that we file with the SEC, in accordance with a “no-action” letter we received from the SEC staff in 2004. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

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

Purchases of Equity Securities by the Issuer

The following table shows shares of our common stock we repurchased during the fourth quarter of 2010.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
	Purchased(1)	per Share	Program(2)	the Program(2)
	(Shares in thousands)

2010
October 1-31	1	$0.37	—	—
November 1-30	1	0.38	—	—
December 1-31	1	0.32	—	—

Total	3

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $930 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 337,871 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of those shares into 520,589 shares of common stock.

(2)	On January 21, 2003, we publicly announced that the Board of Directors had approved an open market share repurchase program under which we could purchase in open market transactions the sum of (a) up to 5% of the shares of common stock outstanding as of December 31, 2002 (49.4 million shares) and (b) additional shares to offset stock issued or expected to be issued under our employee benefit plans. Since August 2004, no shares have been repurchased pursuant to this program. The Board of Directors terminated this share repurchase program on October 14, 2010.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is summarized from our results of operations for the five-year period ended December 31, 2010, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Certain prior period amounts have been reclassified to conform to the current period presentation. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.

	For the Year Ended December 31,
	2010(1)	2009	2008	2007	2006
	(Dollars and shares in millions, except per share amounts)

Statement of operations data:(2)
Net interest income	$16,409	$14,510	$8,782	$4,581	$6,752
Guaranty fee income	202	7,211	7,621	5,071	4,250
Net other-than-temporary impairments	(722)	(9,861)	(6,974)	(814)	(853)
Investment gains (losses), net	346	1,458	(246)	(53)	162
Fair value losses, net(3)	(511)	(2,811)	(20,129)	(4,668)	(1,744)
Administrative expenses	(2,597)	(2,207)	(1,979)	(2,669)	(3,076)
Credit-related expenses(4)	(26,614)	(73,536)	(29,809)	(5,012)	(783)
Other income (expenses), net(5)	240	(6,287)	(743)	(923)	(84)
(Provision) benefit for federal income taxes	82	985	(13,749)	3,091	(166)
Net (loss) income attributable to Fannie Mae	(14,014)	(71,969)	(58,707)	(2,050)	4,059
Preferred stock dividends and issuance costs at redemption	(7,704)	(2,474)	(1,069)	(513)	(511)
Net (loss) income attributable to common stockholders	(21,718)	(74,443)	(59,776)	(2,563)	3,548
Per common share data:
Earnings (loss) per share:
Basic	$(3.81)	$(13.11)	$(24.04)	$(2.63)	$3.65
Diluted	(3.81)	(13.11)	(24.04)	(2.63)	3.65
Weighted-average common shares outstanding:(6)
Basic	5,694	5,680	2,487	973	971
Diluted	5,694	5,680	2,487	973	972
Cash dividends declared per share	$—	$—	$0.75	$1.90	$1.18
New business acquisition data:
Fannie Mae MBS issues acquired by third parties(7)	$497,975	$496,067	$434,711	$563,648	$417,471
Mortgage portfolio purchases(8)	357,573	327,578	196,645	182,471	185,507

New business acquisitions	$855,548	$823,645	$631,356	$746,119	$602,978

	As of December 31,
	2010(1)	2009	2008	2007	2006
	(Dollars in millions)

Balance sheet data:(2)
Investments in securities:
Fannie Mae MBS	$30,226	$229,169	$234,250	$179,401	$196,678
Other agency MBS	19,951	43,905	35,440	32,957	31,484
Mortgage revenue bonds	11,650	13,446	13,183	16,213	17,221
Other mortgage-related securities	56,668	54,265	56,781	90,827	97,156
Non-mortgage-related securities	32,753	8,882	17,640	38,115	47,573
Mortgage loans:(9)
Loans held for sale	915	18,462	13,270	7,008	4,868
Loans held for investment, net of allowance	2,922,805	376,099	412,142	396,516	378,687
Total assets	3,221,972	869,141	912,404	879,389	841,469
Short-term debt	157,243	200,437	330,991	234,160	165,810
Long-term debt	3,039,757	574,117	539,402	562,139	601,236
Total liabilities	3,224,489	884,422	927,561	835,271	799,827
Senior preferred stock	88,600	60,900	1,000	—	—
Preferred stock	20,204	20,348	21,222	16,913	9,108
Total Fannie Mae stockholders’ equity (deficit)	(2,599)	(15,372)	(15,314)	44,011	41,506
Net worth surplus (deficit)(10)	$(2,517)	$(15,281)	$(15,157)	$44,118	$41,642
Book of business data:
Total mortgage assets(11)	$3,099,250	$769,252	$792,196	$727,903	$728,932
Unconsolidated Fannie Mae MBS, held by third parties(12)	21,323	2,432,789	2,289,459	2,118,909	1,777,550
Other guarantees(13)	35,619	27,624	27,809	41,588	19,747

Mortgage credit book of business	$3,156,192	$3,229,665	$3,109,464	$2,888,400	$2,526,229

Guaranty book of business(14)	$3,054,488	$3,097,201	$2,975,710	$2,744,237	$2,379,986

Credit quality:
Nonperforming loans(15)	$214,752	$216,455	$119,232	$27,156	$13,846
Total loss reserves	66,251	64,891	24,753	3,391	859
Total loss reserves as a percentage of total guaranty book of business	2.17%	2.10%	0.83%	0.12%	0.04%
Total loss reserves as a percentage of total nonperforming loans	30.85	29.98	20.76	12.49	6.20

	For the Year Ended December 31,
	2010(1)		2009		2008		2007		2006

Performance ratios:
Net interest yield(16)	0.51%		1.65%		1.03%		0.57%		0.85%
Average effective guaranty fee rate (in basis points)(17)	N/A		27.6	bp	31.0	bp	23.7	bp	22.2	bp
Credit loss ratio (in basis points)(18)	77.4	bp	44.6	bp	22.7	bp	5.3	bp	2.2	bp
Return on assets(19)*	(0.67)%		(8.27)%		(6.77)%		(0.30)%		0.42%

(1)	As discussed in “Business—Executive Summary,” prospectively adopting the new accounting standards had a significant impact on the presentation and comparability of our consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. While some line items in our consolidated statements of operations and balance sheet were not impacted, others were impacted significantly, which reduces the comparability of our results for 2010 with the results for prior years. See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for a further discussion of the impact of the new accounting standards on our consolidated financial statements.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)	Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; (e) debt fair value gains (losses), net; and (f) mortgage loans fair value losses, net.

(4)	Consists of provision for loan losses, provision for guaranty losses and foreclosed property expense.

(5)	Consists of the following: (a) debt extinguishment gains (losses), net; (b) losses from partnership investments; (c) losses on certain guaranty contracts; and (d) fee and other income.

(6)	Includes the weighted-average shares of common stock that would be issuable upon the full exercise of the warrant issued to Treasury from the date of conservatorship through the end of the period for 2008 and for the full year for 2009 and 2010. Because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock), the warrant was evaluated based on its substance over form. It was determined to have characteristics of non-voting common stock, and thus included in the computation of basic earnings (loss) per share.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us during the reporting period less: (a) securitizations of mortgage loans held in our mortgage portfolio during the reporting period and (b) Fannie Mae MBS purchased for our mortgage portfolio during the reporting period.

(8)	Reflects unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our mortgage portfolio during the reporting period. Includes acquisition of mortgage-related securities accounted for as the extinguishment of debt because the entity underlying the mortgage-related securities has been consolidated in our consolidated balance sheet. For 2010, includes unpaid principal balance of approximately $217 billion of delinquent loans purchased from our single-family MBS trusts. Under our MBS trust documents, we have the option to purchase from MBS trusts loans that are delinquent as to four or more consecutive monthly payments.

(9)	Mortgage loans consist solely of domestic residential real-estate mortgages.

(10)	Total assets less total liabilities.

(11)	Reflects unpaid principal balance of mortgage loans and mortgage-related securities reported in our consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount. As a result of our adoption of the new accounting standards as of January 1, 2010, we reflect a substantial majority of our Fannie Mae MBS as mortgage assets and the balance as unconsolidated Fannie Mae MBS.

(12)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(13)	Primarily includes long-term standby commitments we have issued and single-family and multifamily credit enhancements we have provided and that are not otherwise reflected in the table.

(14)	Reflects mortgage credit book of business less non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(15)	Consists of on-balance sheet nonperforming loans held in our mortgage assets and off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts held by third parties. Includes all nonaccrual loans, as well as troubled debt restructurings (“TDRs”) and HomeSaver Advance first-lien loans on accrual status. We generally classify single-family and multifamily loans as nonperforming when the payment of principal or interest on the loan is equal to or greater than two and three months past due, respectively. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. Prior to 2008, the nonperforming loans that we reported consisted of on-balance sheet nonperforming loans held in our mortgage portfolio and did not include off-balance sheet nonperforming loans in Fannie Mae MBS held by third parties.

(16)	Calculated based on net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(17)	Calculated based on guaranty fee income for the reporting period divided by average outstanding Fannie Mae MBS and other guarantees during the period, expressed in basis points.

(18)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense for the reporting period (adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans) divided by the average guaranty book of business during the period, expressed in basis points.

(19)	Calculated based on net income (loss) available to common stockholders for the reporting period divided by average total assets during the period, expressed as a percentage.

Note:

*	Average balances for purposes of ratio calculations are based on balances at the beginning of the year and at the end of each respective quarter for 2010, 2009, 2008 and 2007. Average balances for purposes of ratio calculations for 2006 are based on beginning and end of year balances. Beginning of the year balance for 2010 is as of January 1, 2010, post transition adjustment. See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for a further discussion of the impacts of the new accounting standards on our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our consolidated financial statements as of December 31, 2010 and related notes, and with “Business—Executive Summary.”

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” for a discussion of the risk associated with the use of models. We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:

•	Fair Value Measurement

•	Total Loss Reserves

•	Other-Than-Temporary Impairment of Investment Securities

Effective January 1, 2010, we adopted the new accounting standards on the transfers of financial assets and the consolidation of variable interest entities. Refer to “Note 1, Summary of Significant Accounting Policies” and “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for additional information.

In this section, we discuss significant changes in the judgments and assumptions we made during 2010 in applying our critical accounting policies, significant changes to critical estimates and the impact of the new accounting standards on our total loss reserves.

Fair Value Measurement

The use of fair value to measure our assets and liabilities is fundamental to our financial statements and is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 19, Fair Value.”

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

Fair Value Hierarchy—Level 3 Assets and Liabilities

The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage- and asset-backed securities and residual interests, certain mortgage loans, acquired property, partnership investments, our guaranty assets and buy-ups, our master servicing assets, certain long-term debt arrangements and certain highly structured, complex derivative instruments.

Table 5 presents a comparison, by balance sheet category, of the amount of financial assets carried in our consolidated balance sheets at fair value on a recurring basis ( “recurring asset”) that were classified as Level 3 as of December 31, 2010 and 2009. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 5:  Level 3 Recurring Financial Assets at Fair Value

	As of December 31,
Balance Sheet Category	2010	2009
	(Dollars in millions)

Trading securities	$4,576	$8,861
Available-for-sale securities	31,934	36,154
Mortgage loans	2,207	—
Other assets	247	2,727

Level 3 recurring assets	$38,964	$47,742

Total assets	$3,221,972	$869,141
Total recurring assets measured at fair value	$161,696	$353,718
Level 3 recurring assets as a percentage of total assets	1%	5%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	24%	13%
Total recurring assets measured at fair value as a percentage of total assets	5%	41%

The decrease in assets classified as Level 3 during 2010 includes a $2.6 billion decrease due to derecognition of guaranty assets and buy-ups at the transition date as well as net transfers of approximately $6.0 billion in assets to Level 2 from Level 3. The assets transferred from Level 3 consist primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities.

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include held-for-sale loans, held-for-investment loans, acquired property and partnership investments. The fair value of Level 3 nonrecurring assets totaled $63.0 billion during the year ended December 31, 2010, and $21.2 billion during the year ended December 31, 2009.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.0 billion as of December 31, 2010 and $601 million as of December 31, 2009, and derivatives liabilities with a fair value of $143 million as of December 31, 2010 and $27 million as of December 31, 2009.

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

Our Valuation Oversight Committee, which includes senior representation from our three business segments, our Enterprise Risk Office and our Finance Division, is responsible for reviewing the valuation methodologies used in our fair value measurements and any significant valuation adjustments, judgments, controls and results. Actual valuations are performed by personnel independent of our business units. Our Price Verification Group, which is an independent control group separate from the group responsible for obtaining prices, is responsible for performing monthly independent price verification. The Price Verification Group also performs independent reviews of the assumptions used in determining the fair value of products we hold that have material estimation risk because observable market-based inputs do not exist.

Our validation procedures are intended to ensure that the individual prices we receive are consistent with our observations of the marketplace and prices that are provided to us by pricing services or dealers. We verify selected prices using a variety of methods, including comparing the prices to secondary pricing services, corroborating the prices by reference to other independent market data, such as non-binding broker or dealer quotations, relevant benchmark indices, and prices of similar instruments. We review prices for reasonableness based on variations from prices provided in previous periods, comparing prices to internally calculated expected prices and conducting relative value comparisons based on specific characteristics of securities. In addition, we compare our derivatives valuations to counterparty valuations as part of the collateral exchange process. We have formal discussions with the pricing services as part of our due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. The prices provided to us by independent pricing services reflect the existence of credit enhancements, including monoline insurance coverage, and the current lack of liquidity in the marketplace. If we determine that a price provided to us is outside established parameters, we will further examine the price, including having follow-up discussions with the pricing service or dealer. If we conclude that a price is not valid, we will adjust the price for various factors, such as liquidity, bid-ask spreads and credit considerations. These adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. All of these processes are executed before we use the prices in preparing our financial statements.

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

The dislocation of historical pricing relationships between certain financial instruments persisted during 2010 due to the housing and financial market crisis. These conditions, which have resulted in greater market volatility, wider credit spreads and a lack of price transparency, made the measurement of fair value more difficult and complex for some financial instruments, particularly for financial instruments for which there is no active market, such as our guaranty contracts and loans purchased with evidence of credit deterioration.

Other-Than-Temporary Impairment of Investment Securities

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. A debt security is evaluated for other-than-temporary impairment if its fair value is less than its amortized cost basis. We recognize other-than-temporary impairment in earnings if one of the following conditions exists: (1) our intent is to sell the security; (2) it is more likely than not that we will be required to sell the security before the impairment is recovered; or (3) we do not expect to recover our amortized cost basis. If, by contrast, we do not intend to sell the security and will not be required to sell prior to recovery of the amortized cost basis, we recognize only the credit component of other-than-temporary impairment in earnings. We record the noncredit component in other comprehensive income. The credit component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, while the noncredit component is the remaining difference between the security’s fair value and the present value of expected future cash flows. If, subsequent to recognizing other-than-temporary impairment, our estimates of future cash flows improve, we recognize the change in estimate prospectively over the remaining life of securities as a component of interest income.

Our evaluation requires significant management judgment and consideration of various factors to determine if we will receive the amortized cost basis of our investment securities. We evaluate a debt security for other-than-temporary impairment using an econometric model that estimates the present value of cash flows given multiple factors. These factors include: the severity and duration of the impairment; recent events specific to the issuer and/or industry to which the issuer belongs; the payment structure of the security; external credit ratings and the failure of the issuer to make scheduled interest or principal payments. We rely on expected future cash flow projections to determine if we will recover the amortized cost basis of our available-for-sale securities. To reduce costs associated with maintaining our internal model and decrease the operational risk, in the fourth quarter of 2010, we ceased to use our internally developed model and began using a third-party model to project cash flow estimates on our private-label securities. This model change resulted in more favorable cash flow estimates that, based on estimates as of December 31, 2010, increased the amount that we will recognize prospectively as interest income over the remaining life of the securities by $2.5 billion.

We provide more detailed information on our accounting for other-than-temporary impairment in “Note 1, Summary of Significant Accounting Policies” and “Note 6, Investments in Securities.” Also refer to “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of other-than-temporary impairment recognized on our investments in Alt-A and subprime private-label securities. See “Risk Factors” for a discussion of the risks associated with possible future write-downs of our investment securities.

Total Loss Reserves

Our total loss reserves consist of the following components:

•	Allowance for loan losses;

•	Allowance for accrued interest receivable;

•	Reserve for guaranty losses; and

•	Allowance for preforeclosure property tax and insurance receivable.

These components can be further divided into single-family portions, which collectively make up our single-family loss reserves, and multifamily portions, which collectively make up our multifamily loss reserves.

We maintain an allowance for loan losses and an allowance for accrued interest receivable for loans classified as held for investment, including both loans we hold in our portfolio and loans held in consolidated Fannie

Mae MBS trusts. We maintain a reserve for guaranty losses for loans held in unconsolidated Fannie Mae MBS trusts we guarantee and loans we have guaranteed under long-term standby commitments and other credit enhancements we have provided. We also maintain an allowance for preforeclosure property tax and insurance receivable on delinquent loans that is included in “Other assets” in our consolidated balance sheets. These amounts, which we collectively refer to as our total loss reserves, represent probable losses related to loans in our guaranty book of business as of the balance sheet date.

The allowance for loan losses, allowance for accrued interest receivable and allowance for preforeclosure property tax and insurance receivable are valuation allowances that reflect an estimate of incurred credit losses related to our recorded investment in loans held for investment. The reserve for guaranty losses is a liability account in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also an estimate of any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. Our loss reserves consist of a specific loss reserve for individually impaired loans and a collective loss reserve for all other loans.

We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. We continually monitor delinquency and default trends and make changes in our historically developed assumptions and estimates as necessary to better reflect present conditions, including current trends in borrower risk and/or general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. We also consider the recoveries that we expect to receive on mortgage insurance and other loan-specific credit enhancements entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction, as such recoveries reduce the severity of the loss associated with defaulted loans. Due to the stress in the housing and credit markets, and the speed and extent of deterioration in these markets, our process for determining our loss reserves has become significantly more complex and involves a greater degree of management judgment than prior to this period of housing and mortgage market stress.

Single-Family Loss Reserves

We establish a specific single-family loss reserve for individually impaired loans, which includes loans we restructure in troubled debt restructurings, certain nonperforming loans in MBS trusts and acquired credit-impaired loans that have been further impaired subsequent to acquisition. The single-family loss reserve for individually impaired loans has grown as a proportion of the total single-family loss reserves in recent periods due to increases in the population of restructured loans. We typically measure impairment based on the difference between our recorded investment in the loan and the present value of the estimated cash flows we expect to receive, which we calculate using the effective interest rate of the original loan or the effective interest rate at acquisition for an acquired credit-impaired loan. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.

We establish a collective single-family loss reserve for all other single-family loans in our single-family guaranty book of business using a model that estimates the probability of default of loans to derive an overall loss reserve estimate given multiple factors such as: origination year, mark-to-market LTV ratio, delinquency status and loan product type. We believe that the loss severity estimates we use in determining our loss reserves reflect current available information on actual events and conditions as of each balance sheet date, including current home prices. Our loss severity estimates do not incorporate assumptions about future changes in home prices. We do, however, use a look back period to develop our loss severity estimates for all loan categories. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.

Our allowance for loan losses includes an estimate for the benefit of payments from lenders and servicers to make us whole for losses on loans due to a breach of selling or servicing representations and warranties. Historically, this estimate was based significantly on historical cash collections. In the fourth quarter of 2010, the following factors impacted this estimate:

•	we revised our methodology to take into account trends in management actions taken before cash collections, which resulted in our allowance for loan losses being $1.1 billion higher than it would have been under the previous methodology; and

•	agreements with seller/servicers that addressed their loan repurchase and other obligations to us impacted our expectation of future make-whole payments, resulting in a decrease in our allowance for loan losses of approximately $700 million.

In the fourth quarter of 2010, we updated our allowance for loan loss models to incorporate more recent data on prepayments and modified loan performance which reduced the allowance on individually impaired loans by $670 million, driven primarily by more favorable default expectations for modified loans that withstood successful trial periods. In the second quarter of 2010, we updated our allowance for loan loss model to reflect a change in our severity calculations to use mark-to-market LTV ratios rather than LTV ratios at origination, which we believe better reflects the current values of the loans. This model change resulted in a change in estimate and a decrease to our allowance for loan losses of approximately $1.6 billion.

Multifamily Loss Reserves

We establish a specific multifamily loss reserve for multifamily loans that we determine are individually impaired. We use an internal credit-risk rating system, delinquency status and management judgment to evaluate the credit quality of our multifamily loans and to determine which loans we believe are impaired. Our risk-rating system assigns an internal rating through an assessment of the credit risk profile and repayment prospects of each loan, taking into consideration available operating statements and expected cash flows from the underlying property, the estimated value of the property, the historical loan payment experience and current relevant market conditions that may impact credit quality. If we conclude that a multifamily loan is impaired, we measure the impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property less the estimated discounted costs to sell the property. When a modified loan is deemed individually impaired, we measure the impairment based on the difference between our recorded investment in the loan and the present value of expected cash flows discounted at the loan’s original interest rate. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated discounted costs to sell the property and estimated insurance or other proceeds we expect to receive. We generally obtain property appraisals from independent third-parties to determine the fair value of multifamily loans that we consider to be individually impaired. We also obtain property appraisals when we foreclose on a multifamily property. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.

The collective multifamily loss reserve for all other loans in our multifamily guaranty book of business is established using an internal model that applies loss factors to loans with similar risk ratings. Our loss factors are developed based on our historical default and loss severity experience. Management may also apply judgment to adjust the loss factors derived from our models, taking into consideration model imprecision and specifically known events, such as current credit conditions, that may affect the credit quality of our multifamily loan portfolio but are not yet reflected in our model-generated loss factors. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.

Transition Impact

Upon recognition of the mortgage loans held by newly consolidated trusts and the associated accrued interest receivable at the transition date of our adoption of the new accounting standards, we increased our “Allowance for loan losses” by $43.6 billion, increased our “Allowance for accrued interest receivable” by $7.0 billion and decreased our “Reserve for guaranty losses” by $54.1 billion. The net decrease of $3.5 billion reflects the difference in the methodology used to estimate incurred losses for our allowances for loans losses and accrued interest receivable versus our reserve for guaranty losses.

Upon adoption of the new accounting standards, we derecognized the substantial majority of the “Reserve for guaranty losses” relating to loans in previously unconsolidated trusts that were consolidated in our consolidated balance sheet. We continue to record a reserve for guaranty losses related to loans in unconsolidated trusts and to loans that we have guaranteed under long-term standby commitments.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a discussion of our consolidated results of operations for the periods indicated. You should read this section together with our consolidated financial statements including the accompanying notes.

As discussed in “Business—Executive Summary,” on January 1, 2010 we prospectively adopted new accounting standards, which had a significant impact on the presentation and comparability of our consolidated financial statements. The new standards resulted in the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. While some line items in our consolidated statements of operations were not impacted, others were impacted significantly, which reduces the comparability of our results for 2010 with the results for prior years. The following table describes the impact to our 2010 results for those line items that were impacted significantly as a result of our adoption of the new accounting standards.

Item	Consolidation Impact
Net interest income
•   We now recognize the underlying assets and liabilities of the substantial majority of our MBS trusts in our consolidated balance sheets, which increases both our interest-earning assets and interest-bearing liabilities and related interest income and interest expense.

• Contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 are recognized into interest income.

•   We now include nonaccrual loans from the majority of our MBS trusts in our consolidated financial statements, which decreases our net interest income as we do not recognize interest income on these loans while we continue to recognize interest expense for amounts owed to MBS certificateholders.

• Trust management income and certain fee income from consolidated trusts are now recognized as interest income.

Guaranty fee income
•   Upon adoption of the new accounting standards, we eliminated substantially all of our guaranty-related assets and liabilities in our consolidated balance sheets. As a result, consolidated trusts’ deferred cash fees and non-cash fees through December 31, 2009 were recognized into our total deficit through the transition adjustment effective January 1, 2010, and we no longer recognize income or loss from amortizing these assets and liabilities nor do we recognize changes in their fair value. As noted above, we now recognize both contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 through interest income, thereby reducing guaranty fee income to only those amounts related to unconsolidated trusts and other credit enhancement arrangements, such as our long-term standby commitments.

Credit-related expenses	• As the majority of our trusts are consolidated, we no longer record fair value losses on credit-impaired loans acquired from the substantial majority of our trusts.

•   The substantial majority of our combined loss reserves are now recognized in our allowance for loan losses to reflect the loss allowance against the consolidated mortgage loans. We use a different methodology to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses, which reduces our credit-related expenses.

Investment gains (losses), net
•   Our portfolio securitization transactions that reflect transfers of assets to consolidated trusts do not qualify as sales, thereby reducing the amount we recognize as portfolio securitization gains and losses.

•   We no longer designate the substantial majority of our loans held for securitization as held-for-sale because the substantial majority of related MBS trusts will be consolidated, thereby reducing lower of cost or fair value adjustments.

• We no longer record gains or losses on the sale from our portfolio of the substantial majority of our available-for-sale MBS because these securities were eliminated in consolidation.

Item	Consolidation Impact
Fair value gains (losses), net
•   We no longer record fair value gains or losses on the majority of our trading MBS, thereby reducing the amount of securities subject to recognition of changes in fair value in our consolidated statement of operations.

Other non- interest expenses
•   Upon purchase of MBS securities issued by consolidated trusts where the purchase price of the MBS does not equal the carrying value of the related consolidated debt, we recognize a gain or loss on debt extinguishment.

See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for a further discussion of the impacts of the new accounting standards on our consolidated financial statements.

Additionally, we expect high levels of period-to-period volatility in our results of operations and financial condition, principally due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark to market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments.

Table 6 summarizes our consolidated results of operations for the periods indicated.

Table 6:  Summary of Consolidated Results of Operations

	For the Year Ended December 31,			Variance
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)

Net interest income	$16,409	$14,510	$8,782	$1,899	$5,728
Guaranty fee income	202	7,211	7,621	(7,009)	(410)
Fee and other income(1)	882	773	1,033	109	(260)

Net revenues	$17,493	$22,494	$17,436	$(5,001)	$5,058

Investment gains (losses), net(2)	346	1,458	(246)	(1,112)	1,704
Net other-than-temporary impairments(2)	(722)	(9,861)	(6,974)	9,139	(2,887)
Fair value losses, net	(511)	(2,811)	(20,129)	2,300	17,318
Losses from partnership investments	(74)	(6,735)	(1,554)	6,661	(5,181)
Administrative expenses	(2,597)	(2,207)	(1,979)	(390)	(228)
Credit-related expenses(3)	(26,614)	(73,536)	(29,809)	46,922	(43,727)
Other non-interest expenses(4)	(1,421)	(1,809)	(1,315)	388	(494)

Loss before federal income taxes and extraordinary losses	(14,100)	(73,007)	(44,570)	58,907	(28,437)
Benefit (provision) for federal income taxes	82	985	(13,749)	(903)	14,734
Extraordinary losses, net of tax effect	—	—	(409)	—	409

Net loss	(14,018)	(72,022)	(58,728)	58,004	(13,294)
Less: Net loss attributable to the noncontrolling interest	4	53	21	(49)	32

Net loss attributable to Fannie Mae	$(14,014)	$(71,969)	$(58,707)	$57,955	$(13,262)

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation. Trust management income is included in fee and other income.

(2)	Prior to an April 2009 change in accounting for impairments, net other-than-temporary impairments also included the non-credit portion, which in subsequent periods is recorded in other comprehensive income.

(3)	Consists of provision for loan losses, provision for guaranty losses and foreclosed property expense.

(4)	Consists of debt extinguishment losses, net and other expenses.

Net Interest Income

Net interest income represents the difference between interest income and interest expense and is a primary source of our revenue. The amount of interest income and interest expense we recognize in the consolidated statements of operations is affected by our investment activity, our debt activity, asset yields and our funding costs.

Table 7 presents an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we used a daily weighted average of amortized cost. When daily average balance information was not available, such as for mortgage loans, we used monthly averages. Table 8 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities; or (2) changes in the interest rates of these assets and liabilities. In 2010, we changed the presentation to distinguish the change in net interest income of Fannie Mae from the change in net interest income of consolidated trusts. Prior period results have been revised to conform to the current period presentation.

Table 7:  Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans of Fannie Mae(1)	$362,785	$14,992	4.13%	$321,394	$15,378	4.78%	$344,922	$18,547	5.38%
Mortgage loans of consolidated trusts(1)	2,619,258	132,591	5.06	104,385	6,143	5.88	71,694	4,145	5.78

Total mortgage loans	2,982,043	147,583	4.95	425,779	21,521	5.05	416,616	22,692	5.45
Mortgage-related securities	387,798	19,552	5.04
Elimination of Fannie Mae MBS held in portfolio	(250,748)	(13,232)	5.28

Total mortgage-related securities, net	137,050	6,320	4.61	347,467	17,230	4.96	332,442	17,344	5.22
Non-mortgage securities(2)	91,613	221	0.24	53,724	247	0.46	60,230	1,748	2.90
Federal funds sold and securities purchased under agreements to resell or similar arrangements	28,685	62	0.22	46,073	260	0.56	41,991	1,158	2.76
Advances to lenders	3,523	84	2.38	4,580	97	2.12	3,521	181	5.14

Total interest-earning assets	$3,242,914	$154,270	4.76%	$877,623	$39,355	4.48%	$854,800	$43,123	5.04%

Interest-bearing liabilities:
Short-term debt	$212,741	$619	0.29%	$280,215	$2,305	0.82%	$277,503	$7,806	2.81%
Long-term debt	583,369	18,857	3.23	561,907	22,195	3.95	543,358	26,145	4.81

Total short-term and long-term funding debt	796,110	19,476	2.45	842,122	24,500	2.91	820,861	33,951	4.14
Federal funds purchased and securities sold under
agreements to repurchase	43	—	0.14	45	1	1.44	428	9	2.10
Debt securities of consolidated trusts	2,682,434	131,617	4.91
Elimination of Fannie Mae MBS held in portfolio	(250,748)	(13,232)	5.28

Total debt securities of consolidated trusts held by third parties	2,431,686	118,385	4.87	6,033	344	5.70	6,475	381	5.88

Total interest-bearing liabilities	$3,227,839	$137,861	4.27%	$848,200	$24,845	2.93%	$827,764	$34,341	4.15%

Impact of net non-interest bearing funding	$15,075		0.02%	$29,423		0.10%	$27,036		0.14%

Net interest income/net interest yield		$16,409	0.51%		$14,510	1.65%		$8,782	1.03%

Net interest income/net interest yield of consolidated trusts		$974	0.04%

Selected benchmark interest rates at end of period:(3)
3-month LIBOR			0.30%			0.25%			1.43%
2-year swap interest rate			0.80			1.42			1.47
5-year swap interest rate			2.17			2.98			2.13
30-year Fannie Mae MBS par coupon rate			4.13			4.56			3.89

(1)	Interest income includes interest income on acquired credit-impaired loans of $2.2 billion, $619 million and $634 million for 2010, 2009 and 2008, respectively. These amounts include accretion income of $1.0 billion, $405 million and $158 million for 2010, 2009 and 2008, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans. Average balance includes loans on nonaccrual status, for which interest income is recognized when collected.

(2)	Includes cash equivalents.

(3)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Table 8:  Rate/Volume Analysis of Changes in Net Interest Income

	2010 vs. 2009			2009 vs. 2008
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans of Fannie Mae	$(386)	$1,849	$(2,235)	$(3,169)	$(1,212)	$(1,957)
Mortgage loans of consolidated trusts	126,448	127,426	(978)	1,998	1,923	75

Total mortgage loans	126,062	129,275	(3,213)	(1,171)	711	(1,882)
Total mortgage-related securities, net	(10,910)	(9,779)	(1,131)	(114)	765	(879)
Non-mortgage securities(2)	(26)	125	(151)	(1,501)	(171)	(1,330)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(198)	(75)	(123)	(898)	103	(1,001)
Advances to lenders	(13)	(24)	11	(84)	44	(128)

Total interest income	114,915	119,522	(4,607)	(3,768)	1,452	(5,220)

Interest expense:
Short-term debt	(1,686)	(458)	(1,228)	(5,501)	76	(5,577)
Long-term debt	(3,338)	821	(4,159)	(3,950)	867	(4,817)

Total short-term and long-term funding debt	(5,024)	363	(5,387)	(9,451)	943	(10,394)
Federal funds purchased and securities sold under agreements to repurchase	(1)	—	(1)	(8)	(6)	(2)
Total debt securities of consolidated trusts held by third parties	118,041	118,099	(58)	(37)	(25)	(12)

Total interest expense	113,016	118,462	(5,446)	(9,496)	912	(10,408)

Net interest income	$1,899	$1,060	$839	$5,728	$540	$5,188

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income increased during 2010 compared with 2009 primarily as a result of an increase in interest income due to the recognition of contractual guaranty fees in interest income upon adoption of the new accounting standards and a reduction in the interest expense on debt that we have issued as lower borrowing rates allowed us to replace higher-cost debt with lower-cost debt. Partially offsetting these positive effects for 2010 was lower interest income from the interest earning assets that we own due to lower yields on our mortgage and non-mortgage assets. The increase in net interest income was further offset by a significant increase in the number of loans on nonaccrual status in our consolidated balance sheets, because we do not recognize interest income on loans that have been placed on nonaccrual status, except when cash payments are received. The increase in loans on nonaccrual status in 2010 was due to our adoption of the new accounting standards.

For 2010, interest income that we did not recognize for nonaccrual mortgage loans, net of recoveries, was $8.4 billion, which resulted in a 26 basis point reduction in net interest yield, compared with $1.2 billion for 2009, which resulted in a 14 basis point reduction in net interest yield and $381 million for 2008, which resulted in a 4 basis point reduction in net interest yield. Of the $8.4 billion of interest income that we did not recognize for nonaccrual mortgage loans for 2010, $4.7 billion was related to the unsecuritized mortgage loans that we own.

Net interest yield significantly decreased for 2010 compared with 2009. We recognize the contractual guaranty fee and the amortization of deferred cash fees received after December 31, 2009 on the underlying mortgage loans of consolidated trusts as interest income, which represents the spread between the net interest yield on the underlying mortgage assets and the rate on the debt of the consolidated trusts. Upon adoption of the new accounting standards, our interest-earning assets and interest-bearing liabilities both increased by approximately $2.4 trillion. The lower spread on these interest-earning assets and liabilities reduced our net interest yield for 2010 as compared with 2009.

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

The net interest income for our Capital Markets group reflects interest income from the assets we have purchased and the interest expense from the debt we have issued. See “Business Segment Results” for a detailed discussion of our Capital Markets group’s net interest income.

Guaranty Fee Income

Guaranty fee income primarily consists of contractual guaranty fees related to unconsolidated Fannie Mae MBS trusts and other credit enhancement arrangements. Guaranty fee income also includes adjustments for the amortization of deferred cash and non-cash fees and fair value adjustments related to our guaranty to the trusts. Beginning January 1, 2010, the vast majority of guaranty fees related to Fannie Mae trusts are reflected in interest income on a consolidated basis due to our adoption of new accounting standards that require us to consolidate the substantial majority of our MBS trusts. At adoption of the new accounting standards, our guaranty-related assets and liabilities pertaining to previously unconsolidated trusts were eliminated; therefore, we no longer recognize amortization of previously recorded deferred cash and non-cash fees or fair value adjustments related to our guaranty to these trusts.

Guaranty fee income decreased in 2010 compared with 2009 because, as noted above, we now recognize both contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 through interest income, thereby reducing guaranty fee income to only those amounts related to unconsolidated trusts and other credit enhancement arrangements, such as our long-term standby commitments.

The decrease in guaranty fee income in 2009 compared with 2008 resulted primarily from a decrease in the average effective guaranty fee rate as a sharp decline in interest rates generated an acceleration of deferred amounts into income during 2008. In addition, the effective guaranty fee rate declined due to a lower average charged fee on new acquisitions due to a reduction in our acquisition of loans with higher risk characteristics. This decline was partially offset by higher fair value adjustments on buy-ups and certain guaranty assets recorded in 2009 and an increase in average outstanding Fannie Mae MBS and other guarantees.

Fee and Other Income

Fee and other income includes transaction fees, technology fees and multifamily fees. Beginning in 2010, fee and other income also includes trust management income we earn as master servicer, issuer, and trustee for Fannie Mae MBS relating only to unconsolidated trusts. Upon adoption of the new accounting standards, we report trust management income earned by consolidated trusts as a component of net interest income in our consolidated statement of operations. We derive trust management income from the interest earned on cash flows between the date of remittance of mortgage and other payments to us by servicers and the date of the distribution of these payments to MBS certificateholders.

The increase in fee and other income in 2010 compared with 2009 was primarily attributable to an increase in transaction fees due to a higher volume of structured Fannie Mae MBS created for third parties.

The decrease in fee and other income in 2009 as compared with 2008 was primarily attributable to lower trust management income due to a significant decline in short-term interest rates.

Investment Gains (Losses), Net

Investment gains and losses, net consist of: gains and losses recognized on the securitization of loans and securities from our portfolio; gains and losses recognized from the sale of available-for-sale securities; gains and losses on the consolidation and deconsolidation of securities; lower of cost or fair value adjustments on held-for-sale loans; and other investment gains and losses. Investment gains and losses may fluctuate significantly from period to period depending upon our portfolio investment and securitization activities. Investment gains declined in 2010 compared with 2009 due to a decline in gains from securitizations and in gains from sales of available-for-sale securities as a result of adopting the new accounting standards. Under these standards, our portfolio securitization transactions that reflect transfers of assets to consolidated trusts no longer qualify for sale treatment, which reduced our portfolio securitization gains and losses. We no longer record gains and losses on the sale from our portfolio of the substantial majority of available-for-sale Fannie Mae MBS because these securities were eliminated in consolidation. The decline in investment gains in 2010 was partially offset by a decrease in lower of cost or fair value adjustments on held-for-sale loans due to the reclassification of most of our held-for-sale loans to held for investment upon adoption of the new accounting standards.

The shift to gains in 2009 compared with losses in 2008 was primarily attributable to increased securitization gains due to MBS issuances and sales related to whole loan conduit activity and increased gains on available-for-sale securities due to tightening of investment spreads on agency MBS, which led to higher sale prices. These gains were partially offset by an increase in lower of cost or fair value adjustments on loans primarily driven by a decline in the credit quality of these loans and an increase in interest rates.

Net Other-Than-Temporary Impairment

The net other-than-temporary impairment charges recorded in 2010 were primarily driven by a net decline in forecasted home prices for certain geographic regions, which resulted in a decrease in the present value of our cash flow projections on Alt-A and subprime securities. Net other-than-temporary impairment decreased in 2010 compared with 2009 due to slower deterioration of the estimated credit component of the fair value losses of these securities. In addition, net other-than-temporary impairment decreased in 2010 compared with 2009 because, effective beginning in the second quarter of 2009, we recognize only the credit portion of other-than-temporary impairment in our consolidated statements of operations due to the adoption of a new other-than-temporary impairment accounting standard. The net other-than-temporary impairment charge recorded prior to April 1, 2009 included both the credit and non-credit components of the loss in fair value. Approximately 57% of the impairment recorded in 2009 was recorded in the first quarter of 2009 prior to the change in accounting standards. See “Note 6, Investments in Securities” for additional information regarding the net other-than-temporary impairment recognized in 2010. The increase in net other-than-temporary impairment in 2009 compared with 2008 was principally related to an increase in the expected losses on our private-label securities.

Fair Value Losses, Net

Table 9 presents the components of fair value gains and losses.

Table 9:  Fair Value Losses, Net

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(2,895)	$(3,359)	$(1,576)
Net change in fair value during the period	1,088	(1,337)	(13,387)

Total risk management derivatives fair value losses, net	(1,807)	(4,696)	(14,963)
Mortgage commitment derivatives fair value losses, net	(1,193)	(1,654)	(453)

Total derivatives fair value losses, net	(3,000)	(6,350)	(15,416)

Trading securities gains (losses), net	2,692	3,744	(7,040)
Hedged mortgage assets gains, net(1)	—	—	2,154
Debt foreign exchange gains (losses), net	(77)	(173)	230
Debt fair value gains (losses), net	5	(32)	(57)
Mortgage loans fair value losses, net	(131)	—	—

Fair value losses, net	$(511)	$(2,811)	$(20,129)

	2010	2009	2008

5-year swap interest rate:
As of March 31	2.73%	2.22%	3.31%
As of June 30	2.06	2.97	4.26
As of September 30	1.51	2.65	4.11
As of December 31	2.18	2.98	2.13

(1)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

Risk Management Derivatives Fair Value Losses, Net

Risk management derivative instruments are an integral part of our management of interest rate risk. We supplement our issuance of debt securities with derivative instruments to further reduce duration and prepayment risks. We generally are the purchaser of risk management derivatives. In cases where options obtained through callable debt issuances are not needed for risk management derivative purposes, we may sell options in the over-the-counter derivatives market in order to offset the options obtained in the callable debt. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally use only derivatives that are relatively liquid and straightforward to value. We consider the cost of derivatives used in our management of interest rate risk to be an inherent part of the cost of funding and hedging our mortgage investments and economically similar to the interest expense that we recognize on the debt we issue to fund our mortgage investments.

We present, by derivative instrument type, the fair value gains and losses on our derivatives for the years ended December 31, 2010, 2009 and 2008 in “Note 10, Derivative Instruments and Hedging Activities.”

The primary factors affecting the fair value of our risk management derivatives include the following.

•	Changes in interest rates: Our derivatives, in combination with our issuances of debt securities, are intended to offset changes in the fair value of our mortgage assets, which tend to increase in value when interest rates decrease and, conversely, decrease in value when interest rates rise. Pay-fixed swaps decrease in value and receive-fixed swaps increase in value as swap interest rates decrease (with the opposite being true when swap interest rates increase). Because the composition of our pay-fixed and receive-fixed derivatives varies across the yield curve, the overall fair value gains and losses of our derivatives are sensitive to flattening and steepening of the yield curve.

•	Implied interest rate volatility: Our derivatives portfolio includes option-based derivatives, which we use to economically hedge the prepayment option embedded in our mortgage investments. A key variable in estimating the fair value of option-based derivatives is implied volatility, which reflects the market’s expectation of the magnitude of future changes in interest rates. Assuming all other factors are held equal, including interest rates, a decrease in implied volatility would reduce the fair value of our purchased options and an increase in implied volatility would increase the fair value of our purchased options.

•	Changes in our derivative activity: As interest rates change, we are likely to take actions to rebalance our portfolio to manage our interest rate exposure. As interest rates decrease, expected mortgage prepayments are likely to increase, which reduces the duration of our mortgage investments. In this scenario, we generally will rebalance our existing portfolio to manage this risk by terminating pay-fixed swaps or adding receive-fixed swaps, which shortens the duration of our liabilities. Conversely, when interest rates increase and the duration of our mortgage assets increases, we are likely to rebalance our existing portfolio by adding pay-fixed swaps that have the effect of extending the duration of our liabilities. We use foreign-currency swaps to manage the foreign exchange impact of our foreign currency denominated debt issuances. We also use derivatives in various interest rate environments to hedge the risk of incremental mortgage purchases that we are not able to accomplish solely through our issuance of debt securities.

•	Time value of purchased options: Intrinsic value and time value are the two primary components of an option’s price. The intrinsic value is the amount that can be immediately realized by exercising the option—the amount by which the market rate exceeds or is below the exercise, or strike rate, such that the option is in-the-money. The time value of an option is the amount by which the price of an option exceeds its intrinsic value. Time decay refers to the diminishing value of an option over time as less time remains to exercise the option. We have a significant amount of purchased options where the time value of the upfront premium we pay decreases due to the passage of time.

We recorded risk management derivative fair value losses in 2010 primarily as a result of: (1) time decay on our purchased options; (2) a decrease in the fair value of our pay-fixed derivatives due to a decline in swap interest rates during the first quarter of 2010; and (3) a decrease in implied interest rate volatility, which reduced the fair value of our purchased options.

Risk management derivative losses in 2009 were driven by losses on our receive-fixed swaps and receive-fixed option-based derivatives due to an increase in swap interest rates and by time decay on our purchased options, partially offset by gains on our net-pay fixed book due to higher swap interest rates.

We recorded risk management derivative losses in 2008 primarily attributable to the decline in swap interest rates, which resulted in substantial fair value losses on our pay-fixed swaps that exceeded our fair value gains on our receive-fixed swaps.

Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our overall interest rate risk profile and in conjunction with the other offsetting mark-to-market gains and losses presented in Table 9. For additional information on our use of derivatives to manage interest rate risk, including the economic objective of our use of various types of derivative instruments, changes in our derivatives activity and the outstanding notional amounts, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.” See “Consolidated Balance Sheet Analysis—Derivative Instruments” for a discussion of the effect of derivatives on our consolidated balance sheets.

Mortgage Commitment Derivatives Fair Value Losses, Net

Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans are generally accounted for as derivatives. For open mortgage commitment derivatives, we include changes in their fair value in our consolidated statements of operations. When derivative purchase commitments settle, we include the fair value of the commitment on the settlement date in the cost basis of the loan or security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases and sales of securities issued by our consolidated MBS trusts are treated as extinguishment or issuance of debt, respectively. For commitments to purchase and sell securities issued by our consolidated MBS trusts, we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses or in the cost basis of the debt issued, respectively. In 2010 and 2009, the majority of our mortgage commitments were commitments to sell mortgage-related securities and we recognized losses due to their increased prices during the commitment period. Additionally, mortgage commitment losses in 2009 were associated with a large volume of dollar roll transactions. Mortgage commitment derivative losses in 2008 were primarily driven by losses on our securities purchase commitments as mortgage-related securities prices decreased during the commitment period.

Trading Securities Gains (Losses), Net

Gains from trading securities in 2010 were primarily driven by a decrease in interest rates and narrowing of credit spreads, primarily on CMBS. The decline in gains from trading securities in 2010 compared with 2009 was primarily due to lower gains on non-mortgage securities because credit spreads were relatively flat in 2010 compared with significant narrowing of credit spreads in 2009. Gains from trading securities in 2009 were primarily attributable to the narrowing of spreads on CMBS, agency MBS and non-mortgage related securities, partially offset by an increase in interest rates. The losses from trading securities in 2008 were primarily attributable to widening of spreads, particularly on private-label mortgage-related securities backed by Alt-A and subprime loans and CMBS, as well as losses on non-mortgage securities in our cash and other investments portfolio.

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

Hedged Mortgage Assets Gains, Net

We applied hedge accounting during a period of time in 2008. We did not have any derivatives designated as hedges during 2010 or 2009.

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

Losses from Partnership Investments

We are a limited liability investor in LIHTC and non-LIHTC investments formed for the purpose of providing equity funding for affordable multifamily rental properties. Historically, we generally received tax benefits (tax credits and tax deductions for net operating losses) on our LIHTC investments that we used to reduce our income tax expense. Given our current tax position, it is unlikely that we will be able to use the tax benefits that we expect to receive this year and in the future from these LIHTC investments.

Losses from partnership investments declined significantly during 2010 because we no longer recognize net operating losses or impairment on our LIHTC investments. During 2009, we explored options to sell or otherwise transfer our LIHTC investments for value consistent with our mission. On February 18, 2010, FHFA informed us by letter that, after consultation with Treasury, we may not sell or transfer our LIHTC partnership interests and that FHFA sees no disposition options. Therefore, we no longer have the intent and ability to sell or otherwise transfer our LIHTC investments for value. As a result, we recognized a loss of $5.0 billion during the fourth quarter of 2009 to reduce the carrying value of our LIHTC partnership investments to zero in our consolidated financial statements, and we no longer recognize net operating losses or impairment on our LIHTC investments.

As of December 31, 2010, we had an obligation to fund $280 million in capital contributions on our LIHTC investments, which has been recorded as a component of “Other liabilities” in our consolidated balance sheet.

Losses from partnership investments increased in 2009 compared with 2008 due to the recognition of the $5.0 billion loss during the fourth quarter of 2009, as discussed above.

Administrative Expenses

Administrative expenses increased in 2010 compared with 2009 due to an increase in employees and third-party services primarily related to our foreclosure prevention and credit loss mitigation efforts. The increase in administrative expenses was partially offset by a $167 million reduction in expenses in the fourth quarter of 2010 for the accrual and receipt of reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for HAMP and other initiatives under the Making Home Affordable Program.

Administrative expenses increased in 2009 compared with 2008 due to an increase in employees and third-party services primarily related to our foreclosure prevention and credit loss mitigation efforts. The increase in these costs was partially offset by lower staffing levels throughout the year in other areas of the company.

Credit-Related Expenses

Credit-related expenses consist of the provision for loan losses, provision for guaranty losses and foreclosed property expense. We detail the components of our credit-related expenses in Table 10.

Table 10:  Credit-Related Expenses

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Provision for loan losses	$24,702	$9,569	$4,022
Provision for guaranty losses	194	63,057	23,929

Total provision for credit losses(1)	24,896	72,626	27,951
Foreclosed property expense	1,718	910	1,858

Credit-related expenses	$26,614	$73,536	$29,809

(1)	Includes charge-offs attributable to acquired credit-impaired loans and HomeSaver Advance fair value losses of $180 million, $20.6 billion and $2.4 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

Provision for Credit Losses

Our total loss reserves provide for probable credit losses inherent in our guaranty book of business as of each balance sheet date. We establish our loss reserves through the provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, typically upon foreclosure, we record the charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a credit to our loss reserves.

Table 11 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of MBS trusts reflected in our consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower “total loss reserves.” For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize them as credit losses in the future. We estimate that approximately two-thirds of this amount, as of December 31, 2010, represents credit losses we expect to realize in the future and approximately one-third will eventually be recovered through our consolidated statements of operations, primarily as net interest income if the loan cures or as foreclosed property income if the sale of the collateral exceeds the recorded investment in the credit-

impaired loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 11:  Total Loss Reserves

	As of December 31,
	2010	2009
	(Dollars in millions)

Allowance for loan losses	$61,556	$9,925
Reserve for guaranty losses	323	54,430

Combined loss reserves	61,879	64,355
Allowance for accrued interest receivable	3,414	536
Allowance for preforeclosure property taxes and insurance receivable(1)	958	—

Total loss reserves	66,251	64,891
Fair value losses previously recognized on acquired credit impaired loans(2)	19,171	22,295

Total loss reserves and fair value losses previously recognized on acquired credit impaired loans	$85,422	$87,186

(1)	Amount included in “Other assets” in our consolidated balance sheets.

(2)	Represents the fair value losses on loans purchased out of MBS trusts reflected in our consolidated balance sheets.

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

Table 12:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	As of December 31,
	2010
	Of	Of
	Fannie	Consolidated
	Mae	Trusts	Total	2009	2008	2007	2006
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance(1)	$8,078	$1,847	$9,925	$2,772	$629	$284	$246
Adoption of new accounting standards	—	43,576	43,576	—	—	—	—
Provision for loan losses	13,067	11,635	24,702	9,569	4,022	658	174
Charge-offs(2)	(15,852)	(7,026)	(22,878)	(2,245)	(1,987)	(407)	(206)
Recoveries	1,913	1,164	3,077	214	190	107	70
Transfers(3)	44,714	(44,714)	—	—	—	—	—
Net reclassifications(1)(4)	(3,390)	6,544	3,154	(385)	(82)	(13)	—

Ending balance(1)(5)	$48,530	$13,026	$61,556	$9,925	$2,772	$629	$284

Reserve for guaranty losses:
Beginning balance	$54,430	$—	$54,430	$21,830	$2,693	$519	$422
Adoption of new accounting standards	(54,103)	—	(54,103)	—	—	—	—
Provision for guaranty losses	194	—	194	63,057	23,929	3,906	415
Charge-offs	(203)	—	(203)	(31,142)	(4,986)	(1,782)	(336)
Recoveries	5	—	5	685	194	50	18

Ending balance	$323	$—	$323	$54,430	$21,830	$2,693	$519

Combined loss reserves:
Beginning balance(1)	$62,508	$1,847	$64,355	$24,602	$3,322	$803	$668
Adoption of new accounting standards	(54,103)	43,576	(10,527)	—	—	—	—
Total provision for credit losses	13,261	11,635	24,896	72,626	27,951	4,564	589
Charge-offs(2)	(16,055)	(7,026)	(23,081)	(33,387)	(6,973)	(2,189)	(542)
Recoveries	1,918	1,164	3,082	899	384	157	88
Transfers(3)	44,714	(44,714)	—	—	—	—	—
Net reclassifications(1)(4)	(3,390)	6,544	3,154	(385)	(82)	(13)	—

Ending balance(1)(5)	$48,853	$13,026	$61,879	$64,355	$24,602	$3,322	$803

Attribution of charge-offs:
Charge-offs attributable to guaranty book of business			$(22,901)	$(12,832)	$(4,544)	$(825)	$(338)
Charge-offs attributable to fair value losses on:
Acquired credit-impaired loans			(180)	(20,327)	(2,096)	(1,364)	(204)
HomeSaver Advance loans			—	(228)	(333)	—	—

Total charge-offs			$(23,081)	$(33,387)	$(6,973)	$(2,189)	$(542)

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family(1)			$60,163	$62,312	$24,498	$3,249	$729
Multifamily			1,716	2,043	104	73	74

Total			$61,879	$64,355	$24,602	$3,322	$803

Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family(1)			2.10%	2.14%	0.87%	0.13%	0.03%
Multifamily			0.91	1.10	0.06	0.05	0.06
Combined loss reserves as a percentage of:
Total guaranty book of business(1)			2.03%	2.08%	0.83%	0.12%	0.03%
Total nonperforming loans(1)			28.81	29.73	20.63	12.23	5.80

(1)	Prior period amounts have been reclassified and respective percentages have been recalculated to conform to the current period presentation.

(2)	Includes accrued interest of $2.4 billion, $1.5 billion, $642 million, $128 million and $39 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers.

(5)	Includes $385 million, $726 million, $150 million, $39 million and $28 million as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively, for acquired credit-impaired loans.

Our provision for credit losses decreased in 2010 compared with 2009, primarily due to the moderate change in our total loss reserves during 2010 compared with the substantial increase in our total loss reserves during 2009. The substantial increase in our total loss reserves during 2009 reflected the significant growth in the number of loans that were seriously delinquent during that period, which was partly the result of the economic deterioration during 2009. Another impact of economic deterioration during 2009 was sharply falling home prices, which resulted in higher losses on defaulted loans, further increasing the loss reserves. Our provision for credit losses was substantially lower in 2010 because there was neither an increase in the number of seriously delinquent loans, nor a sharp decline in home prices; therefore we did not need to substantially increase our reserves in 2010. Although lower for 2010 than in 2009, our provision for credit losses, level of delinquencies and defaults, and our total loss reserves remained high and were primarily affected by the following factors:

•	Continued stress on a broader segment of borrowers due to continued high levels of unemployment and underemployment and the prolonged decline in home prices has resulted in elevated delinquency rates on loans in our single-family guaranty book of business that do not have characteristics typically associated with higher-risk loans.

•	Certain loan categories continued to contribute disproportionately to the increase in our nonperforming loans and credit losses. These categories include: loans on properties in California, Florida, Arizona and Nevada and certain Midwest states; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans. Although we have identified each year of our 2005 through 2008 vintages as unprofitable, the largest and most disproportionate contributors to credit losses have been the 2006 and 2007 vintages. Accordingly, our concentration statistics throughout the MD&A focus on only these two vintages.

•	The prolonged decline in home prices has also resulted in negative home equity for some borrowers, especially when the impact of existing second mortgage liens is taken into account, which has affected their ability to refinance or willingness to make their mortgage payments, and caused loans to remain delinquent for an extended period of time as shown in “Table 41: Delinquency Status of Single-Family Conventional Loans.”

•	The number of loans that are seriously delinquent remained high due to delays in foreclosures because: (1) legislation or judicial changes in the foreclosure process in a number of states have lengthened the foreclosure timeline; (2) some jurisdictions are experiencing foreclosure processing backlogs due to high foreclosure case volumes; and (3) as discussed in “Executive Summary—Servicer Foreclosure Process Deficiencies and Foreclosure Pause,” a number of our single-family mortgage servicers temporarily halted foreclosures in some or all states after discovering deficiencies in their processes and the processes of their lawyers and other service providers relating to the execution of affidavits in connection with the foreclosure process, which has lengthened the time to foreclose. However, during 2010, the number of loans that transitioned out of seriously delinquent status exceeded the number of loans that became seriously delinquent, primarily due to an increase in loan modifications and foreclosure alternatives and a higher volume of foreclosures.

•	A greater proportion of our total loss reserves is attributable to individual impairment rather than the collective reserve for loan losses. We consider a loan to be individually impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. Individually impaired loans currently include, among others, those restructured in a TDR, which is a form of restructuring a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. Any impairment recognized on these loans is part of our provision for loan losses and allowance for loan losses. The higher level of workouts initiated as a result of our home retention and foreclosure prevention efforts during 2010, increased our total number of individually impaired loans, especially those considered to be TDRs, compared with 2009. Individual impairment for TDRs is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. The model includes forward-looking assumptions using multiple scenarios of the future economic environment, including interest rates and home prices. Based on the structure of the modifications, in particular the size of the concession granted, and performance of loans modified during 2010 combined with the forward looking assumptions used in our model, the allowance calculated for an individually impaired loan has generally been greater than the allowance that would be calculated under the collective reserve.

•	We recorded an out-of-period adjustment of $1.1 billion to our provision for loan losses in the second quarter of 2010, related to an additional provision for losses on preforeclosure property taxes and insurance receivables. For additional information about this adjustment, see “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses.”

•	On December 31, 2010, we entered into an agreement with Bank of America, N.A., and its affiliates, to address outstanding repurchase requests for residential mortgage loans. Bank of America agreed, among other things, to a cash payment of $1.3 billion, $930 million of which was recognized as a recovery of charge-offs resulting in a reduction to our provision for loan losses and allowance for loan losses.

•	Additionally, as discussed in “Critical Account Policies and Estimates—Total Loss Reserves—Single-Family Loss Reserves,” the impact on our expectations of future payments from servicers due to this collection resulted in a decrease of approximately $700 million in our allowance for loan losses and we revised our methodology for estimating the benefit of payments from servicers, which resulted in our allowance for loan losses being $1.1 billion higher than it would have been under the previous methodology. For additional information on the terms of this agreement, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

The decline in our fair value losses on acquired credit-impaired loans was another significant factor contributing to the decline in our provision for credit losses in 2010 compared with 2009. In our capacity as guarantor of our MBS trusts, we have the option under the trust agreements to purchase mortgage loans that meet specific criteria from our MBS trusts. We generally are not permitted to complete a modification of a loan while the loan is held in the MBS trust. As a result, we generally exercise our option to purchase any delinquent loan that we intend to modify from an MBS trust prior to the time that the modification becomes effective. See “Mortgage Securitizations—Purchases of Loans from our MBS Trusts” for additional information on the provisions in our MBS trust agreements that govern the purchase of loans from our MBS trusts and the factors that we consider in determining whether to purchase delinquent loans from our MBS trusts. While we acquired significantly more credit-impaired loans from MBS trusts in 2010, we experienced a significant decline in fair value losses on acquired credit-impaired loans because of our adoption of the new accounting standards. Only purchases of credit-deteriorated loans from unconsolidated MBS trusts or as a result of other credit guarantees generate fair value losses upon acquisition. In 2010, we acquired approximately 1,118,000 loans from MBS trusts.

In 2009, we generally recorded our net investment in acquired credit-impaired loans at the lower of the acquisition cost of the loan or the estimated fair value at the date of purchase or consolidation. To the extent that the acquisition cost of these loans exceeded the estimated fair value, we recorded a fair value loss charge-off against the “Reserve for guaranty losses” at the time we acquired the loan. We expect to realize a portion of these fair value losses as credit losses in the future (for loans that eventually involve charge-offs or foreclosure), yet these fair value losses have already reduced the mortgage loan balances reflected in our consolidated balance sheets and have effectively been recognized in our consolidated statements of operations through our provision for guaranty losses. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower “total loss reserves.” However, any incremental impairment recognized on these loans after the date of acquisition becomes a component of our total loss reserves.

Loans in certain states, certain higher-risk categories and our 2006 and 2007 vintages continue to contribute disproportionately to our credit losses, as displayed in Table 15. Our combined single-family loss reserves are also disproportionately higher for certain states, Alt-A loans and our 2006 and 2007 vintages. The Midwest accounted for approximately 14% of our combined single-family loss reserves as of December 31, 2010, compared with approximately 13% as of December 31, 2009. Our mortgage loans in California, Florida, Arizona and Nevada together accounted for approximately 52% of our combined single-family loss reserves as of December 31, 2010, compared with approximately 53% as of December 31, 2009. Our Alt-A loans represented approximately 30% of our combined single-family loss reserves as of December 31, 2010, compared with approximately 35% as of December 31, 2009, and our 2006 and 2007 loan vintages together accounted for approximately 67% of our combined single-family loss reserves as of December 31, 2010, compared with approximately 69% as of December 31, 2009.

For additional discussion of our loan workout activities, delinquent loans and concentrations, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management.” For a discussion of our charge-offs, see “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics.” We provide additional information on credit-impaired loans acquired from MBS trusts in “Note 4, Mortgage Loans.”

Our balance of nonperforming single-family loans remained high as of December 31, 2010 due to both high levels of delinquencies and an increase in TDRs. When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a nonperforming loan as the loan is not performing per the original terms. The composition of our nonperforming loans is shown in Table 13. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 4, Mortgage Loans.”

Table 13:  Nonperforming Single-Family and Multifamily Loans

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)

On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$152,756	$34,079	$17,634	$8,343	$5,961
Troubled debt restructurings on accrual status	58,078	6,922	1,931	1,765	1,086
HomeSaver Advance first-lien loans on accrual status	3,829	866	1,121	—	—

Total on-balance sheet nonperforming loans	214,663	41,867	20,686	10,108	7,047

Off-balance sheet nonperforming loans in unconsolidated
Fannie Mae MBS trusts:
Nonperforming loans, excluding HomeSaver Advance first-lien loans(1)	89	161,406	89,617	17,048	6,799
HomeSaver Advance first-lien loans(2)	—	13,182	8,929	—	—

Total off-balance sheet nonperforming loans	89	174,588	98,546	17,048	6,799

Total nonperforming loans	$214,752	$216,455	$119,232	$27,156	$13,846

Accruing on-balance sheet loans past due 90 days or more(3)	$896	$612	$317	$204	$147

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$8,185	$1,341	$401	$215	$163
Interest income recognized for the period(5)	7,995	1,206	771	328	295

(1)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(2)	Represents all off-balance sheet first-lien loans associated with unsecured HomeSaver Advance loans, including first-lien loans that are not seriously delinquent.

(3)	Recorded investment in loans as of the end of each period that are 90 days or more past due and continuing to accrue interest, the majority includes loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller in the event of a default.

(4)	Represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(5)	Represents interest income recognized during the period based on stated coupon rate for on-balance sheet loans classified as nonperforming as of the end of each period. Includes primarily amounts accrued while loan was performing and cash payments received on nonaccrual loans.

Foreclosed Property Expense

Foreclosed property expense increased during 2010 compared with 2009 primarily due to the substantial increase in our REO inventory and an increase in valuation adjustments that reduced the value of our REO inventory. The increase in foreclosed property expense was partially offset by the recognition of $796 million in 2010 from the cancellation and restructuring of some of our mortgage insurance coverage compared with a recognition of $668 million from restructurings in 2009. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce our future exposure to our mortgage insurers. Further, under our December 31, 2010 agreement with Bank of America, N.A., and its affiliates, Bank of America agreed, among other things, to a cash payment of $1.3 billion, $266 million of which was recognized as a reduction to foreclosed property expense. For additional information on the terms of this agreement, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.” In addition, during the second quarter of 2010, we began recording expenses related to preforeclosure property taxes and insurance to the provision for loan losses.

While we experienced an increase in foreclosure activity in 2009 compared with 2008 due to higher foreclosed property acquisitions, foreclosed property expense decreased in 2009 compared with 2008 primarily driven by $668 million in cash fees received from the cancellation and restructuring of some of our mortgage insurance coverage.

As described in “Business—Executive Summary,” although the current servicer foreclosure pause has negatively affected our serious delinquency rates, credit-related expenses and foreclosure timelines, we cannot yet predict the full extent of its impact.

Credit Loss Performance Metrics

Our credit-related expenses should be considered in conjunction with our credit loss performance metrics. These credit loss performance metrics are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with HomeSaver Advance loans and the acquisition of credit-impaired loans as follows:

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

Historically, management viewed our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as indicators of the effectiveness of our credit risk management strategies. As our credit losses are now at such high levels, management has shifted focus to our loss mitigation strategies and the reduction of our total credit losses and away from the credit loss ratio to measure performance. However, we believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans and HomeSaver Advance loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 14 details the components of our credit loss performance metrics as well as our average single-family default rate and average single-family loss severity rate.

Table 14:  Credit Loss Performance Metrics

	For the Year Ended December 31,
	2010			2009			2008
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries (2)(3)	$19,999	65.6	bp	$32,488	106.7	bp	$6,589	22.9	bp
Foreclosed property expense(2)(3)	1,718	5.6		910	3.0		1,858	6.5

Credit losses including the effect of fair value losses on acquired credit-impaired loans and HomeSaver Advance loans	21,717	71.2		33,398	109.7		8,447	29.4
Less: Fair value losses resulting from acquired credit-impaired loans and HomeSaver Advance loans	(180)	(0.6)		(20,555)	(67.5)		(2,429)	(8.4)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense	2,094	6.8		739	2.4		501	1.7

Credit losses and credit loss ratio	$23,631	77.4	bp	$13,582	44.6	bp	$6,519	22.7	bp

Credit losses attributable to:
Single-family	$23,133			$13,362			$6,467
Multifamily	498			220			52

Total	$23,631			$13,582			$6,519

Average single-family default rate		1.99%			1.07%			0.59%
Average single-family initial charge-off severity rate(4)		34.07%			37.21%			25.65%

(1)	Basis points are based on the amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Beginning in the second quarter of 2010, expenses relating to preforeclosure taxes and insurance, previously recorded as foreclosed property expense, were recorded as charge-offs. The impact of including these costs was 4.7 basis points for the year ended December 31, 2010.

(3)	Includes cash received pursuant to our December 31, 2010 agreement with Bank of America. The impact of this cash receipt was a reduction in charge-offs, net of recoveries, of $930 million or 3.0 basis points and a reduction in foreclosed property expense of $266 million or 0.9 basis points for the year ended December 31, 2010.

(4)	Excludes fair value losses on credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans and charge-offs from preforeclosure sales and any costs, gains or losses associated with REO after initial acquisition through final disposition.

The increase in our credit losses in 2010 reflects the increase in the number of defaults, particularly due to our acquisition of loans in 2005 through 2008 with higher-risk attributes compared with current underwriting standards, the prolonged period of high unemployment and the decline in home prices. In addition, defaults in 2009 were lower than they could have been due to the foreclosure moratoria during the end of 2008 and first quarter of 2009. The increase in defaults during 2010 was partially offset by a slight reduction in average loss severity as home prices improved in some geographic regions.

Table 15 provides an analysis of our credit losses in certain higher-risk loan categories, loan vintages and loans within certain states that continue to account for a disproportionate share of our credit losses as compared with our other loans.

Table 15:  Credit Loss Concentration Analysis

	Percentage of
	Single-Family Conventional Guaranty Book			Percentage of Single-Family Credit Losses
	of Business Outstanding(1)			For the Year Ended
	As of December 31,			December 31,
	2010	2009	2008	2010	2009	2008

Geographical distribution:
Arizona, California, Florida and Nevada	28%	28%	27%	56%	57%	49%
Illinois, Indiana, Michigan and Ohio	11	11	11	14	15	21
All other states	61	61	62	30	28	30
Select higher-risk product features(2)	22	24	28	61	69	75
Vintages:
2006	8	11	14	29	31	35
2007	12	15	20	36	36	28
All other vintages	80	74	66	35	33	37

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original LTV ratios greater than 90% and loans with FICO credit scores less than 620.

Our 2009 and 2010 vintages accounted for less than 1% of our single-family credit losses for 2010. Typically, credit losses on mortgage loans do not peak until the third through fifth years following origination. We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

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

Table 16:  Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2010	2009
	(Dollars in millions)

Gross single-family credit loss sensitivity	$25,937	$18,311
Less: Projected credit risk sharing proceeds	(2,771)	(2,533)

Net single-family credit loss sensitivity	$23,166	$15,778

Outstanding single-family whole loans and Fannie Mae MBS(2)	$2,782,512	$2,830,004
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.83%	0.56%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 97% of our total single-family guaranty book of business as of both December 31, 2010 and 2009. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

(2)	As a result of our adoption of the new accounting standards, the balance reflects a reduction as of December 31, 2010 from 2009 due to unscheduled principal payments.

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

Other Non-Interest Expenses

Other non-interest expenses consist of credit enhancement expenses, which reflect the amortization of the credit enhancement asset we record at the inception of guaranty contracts; costs associated with the purchase of additional mortgage insurance to protect against credit losses; net gains and losses on the extinguishment of debt; servicer incentive fees in connection with loans modified under HAMP; and other miscellaneous expenses. Other non-interest expenses decreased in 2010 compared with 2009 due primarily to a decrease in master servicing costs related to our master servicing assets and liabilities as a result of derecognizing the portion of our master servicing asset and liability relating to consolidated trusts upon adoption of the new accounting standards; lower expenses for legal claim reserves; and lower interest expense associated with unrecognized tax benefits related to certain unresolved tax positions. The decrease in 2010 was partially offset by an increase in HAMP incentive payments and net losses recorded on the extinguishment of debt, because our borrowing costs declined and it became advantageous for us to redeem higher cost debt and replace it with lower cost debt.

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

Federal Income Taxes

We recorded a tax benefit for federal income taxes of $82 million for 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 1999 through 2004. We were not able to recognize an income tax benefit for our pre-tax loss in 2010 as there has been no change to our conclusion that it is more likely than not that we will not generate sufficient taxable income in the foreseeable future to realize our net deferred tax assets. As a result, we recorded an increase in our valuation allowance in 2010 that resulted in the recognition of $5.9 billion in our provision for income taxes. This amount represented the tax effect associated with a portion of the pre-tax loss. The change in our 2010 valuation allowance also includes a $2.4 billion reduction primarily due to our adoption of the new accounting standards for amounts originally recognized in “Accumulated deficit.” The valuation allowance recorded against our deferred tax assets totaled $56.3 billion as of December 31, 2010, resulting in a net deferred tax asset of $754 million. Our tax benefit for the year resulted in an effective income tax rate of less than 1%. Our effective tax rate was different from the statutory rate of 35% primarily due to an increase in our valuation allowance. The difference in rates was also the result of the settlement agreement with the IRS.

We recorded a tax benefit for federal income taxes of $985 million for 2009, due primarily to the benefit of carrying back a portion of our 2009 loss, net of the reversal of the use of certain tax credits, to prior years. In comparison, we recorded a provision for federal income taxes of $13.7 billion in 2008, due primarily to the valuation allowance recorded against our deferred tax assets that totaled $30.8 billion as of December 31, 2008, resulting in a net deferred tax asset of $3.9 billion.

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

Home Affordable Modification Program

Modifying loans we own or guarantee under HAMP, pursuant to our mission, directly affects our financial results in the following ways:

Key elements affecting our financial results

Loans in trial modification plans are treated as individually impaired. Under HAMP, a borrower must satisfy the terms of a trial modification plan, typically for a period of at least three months, before the modification of the loan can become effective. A trial modification period begins when the borrower and Fannie Mae agree to the terms of the trial modification plan. If the loan is recorded on our consolidated balance sheet, we account for the loan as a TDR, because it is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial hardship. As a result, we consider the loan to be individually impaired when it enters a trial modification period, and we calculate our allowance for loan losses for the restructured loan on an individual basis. Once a permanent loan modification becomes effective, the loan will continue to be considered individually impaired.

We continually reassess our loss reserves to determine if the amount of impairment recorded is appropriate and make adjustments as required. Consequently, after a loan has entered into a trial modification under HAMP, we continue to adjust the amount of impairment.

When we begin to individually assess a loan for impairment, we exclude the loan from the population of loans on which we calculate our collective loss reserves. Amounts in the table below do not reflect the impact of removing these individually impaired loans from this population. The collective loss reserves are reduced by the fact that these loans are no longer included in the population for which the collective reserves are calculated.

The following table provides information about the impairments and fair value losses associated with these activities for Fannie Mae loans entering trial modifications under HAMP. These amounts have been included in the calculation of our provision for credit losses in our consolidated results of operations for the years ended December 31, 2010 and 2009.

Table 17:  Impairments and Fair Value Losses on Loans in HAMP(1)

	For the Year
	Ended December 31,
	2010	2009
	(Dollars in millions)

Impairments(2)	$14,120	$15,777
Fair value losses on credit-impaired loans acquired from MBS trusts(3)	6	10,637

Total	$14,126	$26,414

Loans entered into a trial modification under the program	163,000	333,300
Credit-impaired loans acquired from MBS trusts in trial modifications under the program(4)	65	83,700

(1)	Includes amounts for loans that entered into a trial modification under the program but that have not yet received, or that have been determined to be ineligible for, a permanent modification under the program. Some of these ineligible loans have since been modified outside of the program.

(2)	Impairments consist of (a) impairments recognized on loans accounted for as loans restructured in a troubled debt restructuring and (b) credit losses on loans in MBS trusts that have entered into a trial modification and been individually assessed for incurred credit losses. Amount includes impairments recognized subsequent to the date of loan acquisition.

(3)	These fair value losses are recorded as charge-offs against the “Reserve for guaranty losses” and have the effect of increasing the provision for guaranty losses in our consolidated statements of operations.

(4)	Excludes loans purchased from consolidated trusts for the year ended December 31, 2010, for which no fair value losses were recognized.

The decline in fair value losses on credit-impaired loans in trial modifications under the program acquired from MBS trusts in 2010 compared with 2009 was due to the adoption of the new accounting standards. Under the new standards, only purchases of credit-deteriorated loans from unconsolidated MBS trusts or as a result of other credit guarantees generate fair value losses upon acquisition.

Servicer and Borrower Incentives

We incurred $339 million during 2010 and $17 million during 2009 in paid and accrued incentive fees for servicers in connection with loans modified under HAMP, which we recorded as part of “Other expenses.” Borrower incentive payments are included in the calculation of our allowance for loan losses for individually impaired loans.

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

BUSINESS SEGMENT RESULTS

We provide a more complete description of our business segments in “Business—Business Segments.” Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We describe the management reporting and allocation process used to generate our segment results in “Note 15,

Segment Reporting.” In this section, we discuss changes to our presentation for reporting results for our three business segments, Single-Family, Multifamily and Capital Markets, which have been revised due to our prospective adoption of the new accounting standards. We then discuss our business segment results. This section should be read together with our consolidated results of operations in “Consolidated Results of Operations.”

Changes to Segment Reporting

Our prospective adoption of the new accounting standards had a significant impact on the presentation and comparability of our consolidated financial statements because we consolidated the substantial majority of our single-class securitization trusts and eliminated previously recorded deferred revenue from our guaranty arrangements. We continue to manage Fannie Mae based on the same three business segments; however, effective in 2010 we changed the presentation of segment financial information that is currently evaluated by management.

While some line items in our segment results were not impacted by either the change from the new accounting standards or changes to our segment presentation, others were impacted materially, which reduces the comparability of our segment results with prior years. We have not restated prior years’ results nor have we presented current year results under the old presentation because we determined that it was impracticable to do so; therefore, our segment results reported in the current period are not comparable with prior years. In the table below, we compare our current segment reporting for our three business segments with our segment reporting in prior years.

Segment Reporting in Current Periods Compared with Prior Years

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
• We recorded fair value adjustments on our buy-up assets and certain guaranty assets as a component of Single-Family guaranty fee income.

Single-Family and Multifamily
Line Item	Current Segment Reporting	Prior Year Segment Reporting
Net interest income (expense)
•   Because we now recognize loans underlying the substantial majority of our MBS trusts in our consolidated balance sheets, the amount of interest expense Single-Family and Multifamily recognize related to interest not recorded on nonperforming loans underlying MBS trusts has significantly increased.
• Interest payments expected to be delinquent on off-balance sheet nonperforming loans were considered in the reserve for guaranty losses.

Credit-related expenses
•   Because we now recognize loans underlying the substantial majority of our MBS trusts in our consolidated balance sheets, we no longer recognize fair value losses upon acquiring credit-impaired loans from these trusts.
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
• Income (losses) from partnership investments included net income or loss attributable to noncontrolling interests for the Multifamily segment.

Capital Markets
Line Item	Current Segment Reporting	Prior Year Segment Reporting
Net interest income	• We recognize interest income on interest-earning assets that we own and interest expense on debt that we have issued.	• In addition to the assets we own and the debt we issue, we also included interest income on mortgage-related assets underlying MBS trusts that we consolidated under the prior consolidation accounting standards and the interest expense on the corresponding debt of such trusts.

Capital Markets
Line Item	Current Segment Reporting	Prior Year Segment Reporting
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

Under the current segment reporting structure, the sum of the results for our three business segments does not equal our consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our consolidated results of operations.

Summary

Table 18 displays a summary of our segment results under our current segment reporting presentation for 2010 and our prior segment presentation for 2009 and 2008.

Table 18:  Business Segment Summary

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Net revenues:(1)
Single-Family	$2,126	$8,784	$9,434
Multifamily	940	582	476
Capital Markets	13,400	13,128	7,526
Consolidated trusts	460	—	—
Eliminations/adjustments	567	—	—

Total	$17,493	$22,494	$17,436

Net income (loss) attributable to Fannie Mae:
Single-Family	$(26,680)	$(63,798)	$(27,101)
Multifamily	216	(9,028)	(2,189)
Capital Markets	16,074	857	(29,417)
Consolidated trusts	(224)	—	—
Eliminations/adjustments	(3,400)	—	—

Total	$(14,014)	$(71,969)	$(58,707)

	As of December 31,
	2010	2009	2008
	(Dollars in millions)

Total assets:
Single-Family(2)	$14,843	$19,991	$24,115
Multifamily(2)	4,881	5,698	10,994
Capital Markets	873,052	843,452	877,295
Consolidated trusts	2,673,937	—	—
Eliminations/adjustments(2)	(344,741)	—	—

Total	$3,221,972	$869,141	$912,404

(1)	Includes net interest income, guaranty fee income, and fee and other income (expense).

(2)	Beginning in 2010, the allowance for loan losses, allowance for accrued interest receivable and fair value losses previously recognized on acquired credit impaired loans are not treated as assets for Single-Family and Multifamily segment reporting purposes because these allowances and losses relate to loan assets that are held by the Capital Markets segment and consolidated trusts.

Segment Results

Table 19 displays our segment results under our current segment reporting presentation for 2010.

Table 19: Business Segment Results

	For the Year Ended December 31, 2010
	Business Segments			Other Activity/Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(5,386)	$3	$14,321	$5,073		$2,398	(3)	$16,409
Provision for loan losses	(24,503)	(199)	—	—		—		(24,702)

Net interest income (expense) after provision for loan losses	(29,889)	(196)	14,321	5,073		2,398		(8,293)
Guaranty fee income (expense)	7,206	791	(1,440)	(4,525	)(4)	(1,830	)(4)	202
Investment gains (losses), net	9	6	4,047	(418)		(3,298	)(5)	346
Net other-than-temporary impairments	—	—	(720)	(2)		—		(722)
Fair value gains (losses), net	—	—	239	(155)		(595	)(6)	(511)
Debt extinguishment losses, net	—	—	(459)	(109)		—		(568)
Losses from partnership investments	—	(70)	—	—		(4)		(74)
Fee and other income (expense)	306	146	519	(88)		(1)		882
Administrative expenses	(1,628)	(384)	(585)	—		—		(2,597)
Benefit (provision) for guaranty losses	(237)	43	—	—		—		(194)
Foreclosed property expense	(1,680)	(38)	—	—		—		(1,718)
Other income (expenses)	(836)	(68)	125	—		(74	)(7)	(853)

Income (loss) before federal income taxes	(26,749)	230	16,047	(224)		(3,404)		(14,100)
Benefit (provision) for federal income taxes	69	(14)	27	—		—		82

Net income (loss)	(26,680)	216	16,074	(224)		(3,404)		(14,018)
Less: Net income attributable to noncontrolling interests	—	—	—	—		4	(8)	4

Net income (loss) attributable to Fannie Mae	$(26,680)	$216	$16,074	$(224)		$(3,400)		$(14,014)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our balance sheet under the new accounting standards.

(2)	Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)	Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting.

(5)	Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and retained in the Capital Markets portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Represents the removal of amortization of deferred revenue on certain credit enhancements from the Single-Family and Multifamily segment balance sheets that are eliminated upon reconciliation to our consolidated balance sheets.

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.

Single-Family Business Results

Table 20 summarizes the financial results of our Single-Family business for 2010 under the current segment reporting presentation and for 2009 and 2008 under the prior segment reporting presentation. The primary sources of revenue for our Single-Family business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses and administrative expenses.

Table 20:  Single-Family Business Results

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Statement of operations data:(1)
Net interest income (expense)	$(5,386)	$428	$461
Guaranty fee income(2)	7,206	8,002	8,390
Credit-related expenses(3)	(26,420)	(71,320)	(29,725)
Other expenses(4)	(2,149)	(2,283)	(1,439)

Loss before federal income taxes	(26,749)	(65,173)	(22,313)
Benefit (provision) for federal income taxes	69	1,375	(4,788)

Net loss attributable to Fannie Mae	$(26,680)	$(63,798)	$(27,101)

Other key performance data:
Single-family effective guaranty fee rate (in basis points)(1)(5)	25.1	27.9	30.9
Single-family average charged guaranty fee on new acquisitions (in basis points)(6)	25.7	23.8	28.0
Average single-family guaranty book of business(7)	$2,873,779	$2,864,759	$2,715,606
Single-family Fannie Mae MBS issues(8)	$603,247	$791,418	$536,951

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, guaranty fee income related to consolidated MBS trusts consisted of contractual guaranty fees and the amortization of deferred cash fees using a static yield method. In 2009 and 2008, guaranty fee income consisted of contractual guaranty fees and amortization of our guaranty-related assets and liabilities using a prospective level yield method and fair value adjustments of buys-ups and certain guaranty assets.

(3)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property expense.

(4)	Consists of investment gains and losses, fee and other income, other expenses, and administrative expenses.

(5)	Calculated based on Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

(6)	Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(7)	Consists of single-family mortgage loans held in our mortgage portfolio, single-family mortgage loans held by consolidated trusts, single-family Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(8)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period. In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac in which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through three separate assistance programs: a temporary credit and liquidity facilities program, a new issue bond program and a multifamily credit enhancement program. Includes HFA new issue bond program issuances of $3.1 billion for the year ended December 31, 2010.

2010 compared with 2009

Key factors affecting the results of our Single-Family business for 2010 compared with 2009 included the following:

Net Interest Income (Expense)

Net interest income (expense) for the Single-Family business segment includes the fee paid to the Capital Markets group for the contractual interest due on the nonaccrual loans held in our portfolio under the terms of our intracompany guarantee arrangement and in consolidated trusts. It also includes an allocated cost of capital charge among our three business segments. The shift from net interest income in 2009 to net interest expense in 2010 was primarily driven by an increase in interest not recorded on nonaccrual loans, which increased to $8.4 billion in 2010 from $1.2 billion in 2009. The number of nonaccrual loans in our consolidated balance sheets increased as a result of our adoption of the new accounting standards.

Guaranty Fee Income

Guaranty fee income decreased in 2010, compared with 2009, primarily because: (1) we now amortize our single-family deferred cash fees under the static yield method, which resulted in lower amortization income compared with 2009 when we amortized these fees under the prospective level yield method; (2) guaranty fee income in 2009 included the amortization of certain non-cash deferred items, the balance of which was eliminated upon adoption of the new accounting standards and was not re-established on Single-Family’s balance sheet at the transition date; and (3) guaranty fee income in 2009 reflected an increase in the fair value of buy-ups and certain guaranty assets which are no longer adjusted to fair value under the new segment reporting.

Our average single-family guaranty book of business was relatively flat period over period despite our continued high market share because of the decline in U.S. residential mortgage debt outstanding. There were fewer new mortgage originations due to weakness in the housing market and an increase in liquidations due to the high level of foreclosures. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, remained high at 44.0% for 2010.

The single-family average charged guaranty fee on new acquisitions increased in 2010 compared with 2009 primarily due to an increase in acquisitions of loans with characteristics that receive risk-based pricing adjustments.

Credit-Related Expenses

Single-family credit-related expenses decreased in 2010 compared with 2009 primarily due to the moderate change in our total single-family loss reserves during 2010 compared with the substantial increase in our total single-family loss reserves during 2009. The substantial increase in our single-family total loss reserves during 2009 reflected the significant growth in the number of loans that were seriously delinquent during that period, which was partly the result of the economic deterioration during 2009. Another impact of the economic deterioration during 2009 was sharply falling home prices, which resulted in higher losses on defaulted loans, further increasing the loss reserves. Our single-family provision for credit losses was substantially lower in 2010 because there has not been an increase in seriously delinquent loans, nor a sharp decline in house prices. Therefore, we did not need to substantially increase our reserves in 2010. Additionally, because we now recognize loans underlying the substantial majority of our MBS trusts in our consolidated balance sheets, we no longer recognize fair value losses upon acquiring credit-impaired loans from these trusts. Although our credit-related expenses declined in 2010, our credit losses were higher in 2010 compared with 2009 due to an increase in the number of defaults.

Credit-related expenses and credit losses in the Single-Family business represent the substantial majority of our consolidated totals. We provide additional information on our credit-related expenses in “Consolidated Results of Operations — Credit-Related Expenses.”

Federal Income Taxes

We recognized an income tax benefit in 2010 due to the reversal of a portion of the valuation allowance for deferred tax assets primarily due to a settlement agreement reached with the IRS in 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. The tax benefit recognized for 2009 was primarily due to the benefit of carrying back to prior years a portion of our 2009 tax loss, net of the reversal of the use of certain tax credits.

2009 compared with 2008

Key factors affecting the results of our Single-Family business for 2009 compared with 2008 included the following:

Guaranty Fee Income

Our guaranty fee income decreased due to a decrease in our average effective guaranty fee rate partially offset by growth in the average single-family guaranty book of business. The decrease in our average effective guaranty fee rate was primarily attributable to lower amortization of deferred revenue in 2009 as the sharp decline in interest rates in 2008 generated an acceleration of deferred amounts. This decline was partially offset by a higher fair value adjustment on our buy-ups and certain guaranty assets recorded during 2009 due to increased market prices on interest only-strips.

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

The average charged guaranty fee on our new single-family business decreased in 2009 compared with 2008. The decrease in the average charged fee was primarily the result of a reduction in our acquisition of loans with higher risk, higher fee categories such as higher LTV and lower FICO scores due to (1) changes in our underwriting and eligibility standards; (2) changes in the eligibility standards of the mortgage insurance companies; and (3) the increased presence of FHA in the higher-LTV market.

Credit-Related Expenses

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

Credit-related expenses in the Single-Family business represent the substantial majority of the company’s total credit-related expenses. We provide additional information on total credit-related expenses in “Consolidated Results of Operations — Credit-Related Expenses.”

Federal Income Taxes

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

Multifamily Business Results

Table 21 summarizes the financial results of our Multifamily business for 2010 under the current segment reporting presentation and for 2009 and 2008 under the prior segment reporting presentation. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses, net operating losses associated with our partnership investments, and administrative expenses.

Table 21:  Multifamily Business Results

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Statement of operations data:(1)
Guaranty fee income(2)	$791	$675	$633
Fee and other income	146	100	186
Losses from partnership investments(3)	(70)	(6,735)	(1,554)
Credit-related expenses(4)	(194)	(2,216)	(84)
Other expenses(5)	(443)	(594)	(880)

Income (loss) before federal income taxes	230	(8,770)	(1,699)
Provision for federal income taxes	(14)	(311)	(511)

Net income (loss)	216	(9,081)	(2,210)
Less: Net loss attributable to the noncontrolling interests(3)	—	53	21

Net income (loss) attributable to Fannie Mae	$216	$(9,028)	$(2,189)

Other key performance data:
Multifamily effective guaranty fee rate (in basis
points)(1)(6)	42.3	37.6	39.1
Credit loss performance ratio (in basis points)(7)	26.6	12.3	3.2
Average Multifamily guaranty book of business(8)	$186,867	$179,315	$161,722
Multifamily new business volumes(9)	$17,919	$20,183	$35,025
Multifamily units financed from new business volumes(10)	306,000	372,000	577,000
Fannie Mae Multifamily MBS issuances(11)	$26,499	$16,435	$5,862
Fannie Mae Multifamily structured securities issuances (issued by Capital Markets group)(12)	$4,808	$1,648	$—
Additional net interest income earned on Fannie Mae
Multifamily mortgage loans and MBS (included in Capital Markets Group’s results)(13)	$865	$785	$565
Average Fannie Mae Multifamily mortgage loans and MBS in Capital Markets Group’s portfolio(14)	$115,839	$117,417	$102,422

	As of December 31,
	2010	2009
	(Dollars in millions)

Multifamily serious delinquency rate	0.71%	0.63%
Percentage of guaranty book of business with credit enhancement	89%	89%
Fannie Mae percentage of total multifamily mortgage debt outstanding(15)	20.1%	19.8%
Fannie Mae Multifamily MBS outstanding(16)	$77,251	$59,852

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	In 2010, guaranty fee income related to consolidated MBS trusts consisted of contractual guaranty fees. In 2009 and 2008, guaranty fee income also consisted of contractual guaranty fees and amortization of our guaranty-related assets and liabilities using a prospective level yield method.

(3)	In 2010, income or losses from partnership investments is reported using the equity method of accounting. As a result, net income or losses attributable to noncontrolling interests from partnership investments is not included in income or losses for the Multifamily segment. In 2009 and 2008, income or losses from partnership investments is reported using either the equity method or consolidation, in accordance with GAAP, with net income or losses attributable to noncontrolling interests included in partnership investments income or losses.

(4)	Consists of the provision for loan losses, provision or benefit for guaranty losses and foreclosed property expense.

(5)	Consists of net interest income or expense, investment gains, other expenses, and administrative expenses.

(6)	Calculated based on Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(7)	Calculated based on credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

(8)	Consists of multifamily mortgage loans held in our mortgage portfolio, multifamily mortgage loans held by consolidated trusts, multifamily Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(9)	Reflects unpaid principal balance of Fannie Mae MBS issued (excluding portfolio securitizations) and loans purchased during the period. Includes $1.0 billion and $391 million from the HFA new issue bond program for the years ended December 31, 2010 and December 31, 2009, respectively.

(10)	Excludes HFA new issue bond program.

(11)	Reflects unpaid principal balance of Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS volumes, (b) $8.7 billion of Fannie Mae portfolio securitization transactions for the year ended December 31, 2010 and (c) $389 million of conversion of adjustable rate loans to fixed rate loans and DMBS securities to MBS securities for the year ended December 31, 2010.

(12)	Reflects original face value of out-of-portfolio structured securities issuances by our Capital Markets Group.

(13)	Interest expense estimate based on allocated duration matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s portfolio.

(14)	Based on unpaid principal balance.

(15)	Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information for 2010 is through September 30, 2010 and has been obtained from the Federal Reserve’s September 2010 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences.

(16)	Includes $19.9 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our consolidated balance sheet, and $1.4 billion of bonds issued by HFAs as of December 31, 2010.

2010 compared with 2009

Key factors affecting the results of our Multifamily business for 2010 compared with 2009 included the following:

Guaranty Fee Income

Multifamily guaranty fee income increased in 2010 compared with 2009 primarily due to higher fees charged on new acquisitions in recent years. New acquisitions with higher guaranty fees have become an increasingly large part of our book of business.

Losses from Partnership Investments

In 2009, we reduced the carrying value of our LIHTC investments to zero. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments, which resulted in a decrease in losses from partnership investments in 2010 compared with 2009.

Credit-Related Expenses

Multifamily credit-related expenses decreased in 2010 compared with 2009 primarily due to a modest decrease in the allowance for loan losses in 2010, as multifamily credit trends stabilized, compared with the increase in the allowance for 2009. The provision for credit losses for 2010 was $156 million compared with $2.2 billion for 2009.

Although our allowance and provision for multifamily credit losses decreased, our multifamily charge-offs and foreclosed property expense remained elevated. Our multifamily net charge-offs and foreclosed property expense increased from $220 million in 2009 to $498 million in 2010. The increase in net charge-offs and foreclosed property expense was driven by increased volumes of multifamily REO acquisitions in 2010. Our expectation is that multifamily charge-offs will remain commensurate with 2010 levels throughout 2011 as we continue through the current economic cycle.

Federal Income Taxes

We recognized a provision for income taxes in 2010 resulting from a settlement agreement reached with the IRS with respect to our unrecognized tax benefits for tax years 1999 through 2004. The tax provision recognized in 2009 was attributable to the reversal of previously utilized tax credits because of our ability to carry back net operating losses to recover taxes from prior years.

2009 compared with 2008

Key factors affecting the results of our Multifamily business for 2009 compared with 2008 included the following:

Guaranty Fee Income

The increase in guaranty fee income in 2009 compared with 2008 was primarily attributable to growth in the average multifamily guaranty book of business. The increase in the average multifamily guaranty book of business reflected the investment and liquidity we have been providing to the multifamily mortgage market. Compared with 2008, during 2009 there was also an increase in the average charged guaranty fee rate, which was offset by lower guaranty-related amortization income.

Losses from Partnership Investments

We recorded $5.0 billion of other-than-temporary impairment on our LIHTC investments during the fourth quarter of 2009. We provide further discussion of losses from partnership investments, including details regarding other-than-temporary impairments of these assets, in “Consolidated Results of Operations—Losses from Partnership Investments.”

Credit-Related Income (Expenses)

The increase in credit-related expenses in 2009 compared with 2008 largely reflected the increase in our multifamily combined loss reserves to $2.0 billion, or 1.10% of our multifamily guaranty book of business, as of December 31, 2009 from $104 million, or 0.06% of our multifamily guaranty book of business as of December 31, 2008. The increase in the multifamily reserve was driven by several factors including higher severity, deterioration in some large loans, lower property values, and weaker financial results from borrowers, all of which are a reflection of the weak economy. Net charge-offs and foreclosed property expenses totaled $220 million in 2009 compared with $52 million in 2008.

Federal Income Taxes

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

Capital Markets Group Results

Table 22 summarizes the financial results of our Capital Markets group for 2010 under the current segment reporting presentation and for 2009 and 2008 under the prior segment reporting presentation. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion on the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion on the derivative instruments that Capital Markets uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments,”

“Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments,” and “Note 10, Derivative Instruments and Hedging Activities.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, other-than-temporary impairment, and administrative expenses.

Table 22:  Capital Markets Group Results

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Statement of operations data:(1)
Net interest income(2)	$14,321	$14,275	$8,664
Investment gains (losses), net(3)	4,047	1,460	(174)
Net other-than-temporary impairments	(720)	(9,861)	(6,974)
Fair value gains (losses), net(4)	239	(2,811)	(20,129)
Fee and other income	519	319	264
Other expenses(5)	(2,359)	(2,446)	(2,209)

Income (loss) before federal income taxes	16,047	936	(20,558)
Benefit (provision) for federal income taxes	27	(79)	(8,450)
Extraordinary losses, net of tax effect	—	—	(409)

Net income (loss) attributable to Fannie Mae	$16,074	$857	$(29,417)

(1)	Segment statement of operations data reported under the current segment reporting basis is not comparable to the segment statement of operations data reported in prior periods.

(2)	Includes contractual interest on nonaccrual loans received from Single-Family and Multifamily segments. In 2010, Capital Markets net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts. In 2009 and 2008, the Capital Markets group’s net interest income included interest income on mortgage-related assets underlying MBS trusts that we consolidated under the prior consolidation accounting standards and the interest expense on the corresponding debt of such trusts.

(3)	In 2010, we include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities. In 2009 and 2008, we excluded the securities of consolidated trusts that we own in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(4)	In 2010, fair value gains or losses on trading securities include the trading securities that we own, regardless of whether the trust has been consolidated. In 2009 and 2008, MBS trusts that were consolidated were reported as loans and thus any securities we owned issued by these trusts did not have fair value adjustments.

(5)	Includes allocated guaranty fee expense, debt extinguishment losses, net, administrative expenses, and other expenses. In 2010, gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group because purchases of securities are recognized as such. In 2009 and 2008, gains or losses related to the extinguishment of debt issued by consolidated trusts were included in the Capital Markets group’s results as debt extinguishment gain or loss.

2010 compared with 2009

Key factors affecting the results of our Capital Markets group for 2010 compared with 2009 included the following:

Net Interest Income

The Capital Markets group’s interest income consists of interest on the segment’s interest-earning assets, which differs from interest-earning assets in our consolidated balance sheets. We exclude loans and securities that underlie the consolidated trusts from our Capital Markets group’s balance sheets. The net interest income reported by the Capital Markets group excludes the interest income earned on assets held by consolidated trusts. As a result, the Capital Markets group reports interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our portfolio, when interest income is no longer recognized in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes as interest income reimbursements the group receives primarily from Single-Family for the contractual interest due.

Capital Markets group’s interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group’s statement of operations is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. Net interest expense also includes an allocated cost of capital charge among the three business segments.

The Capital Markets group’s net interest income increased in 2010 compared with 2009 primarily due to a decline in funding costs as we replaced higher cost debt with lower cost debt. Also, Capital Markets’ net interest income and net interest yield benefited from funds we received from Treasury under the senior preferred stock purchase agreement as the cash received was used to reduce our debt and the cost of these funds is included in dividends rather than interest expense.

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value losses, net” and is shown in “Table 9: Fair Value Losses, Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $2.9 billion in 2010 compared with a $3.4 billion decrease in 2009.

Investment Gains (Losses), Net

The increase in investment gains in 2010 compared with 2009 was primarily driven by an increase in gains on securitizations as well as a significant decline in lower of cost or fair value adjustments on held-for-sale loans.

Net Other-Than-Temporary Impairment

The net other-than-temporary impairment recognized by the Capital Markets group is generally consistent with the net other-than-temporary impairment reported in our consolidated results of operations. We discuss details on net other-than-temporary impairment in “Consolidated Results of Operations—Net Other-Than-Temporary Impairment.”

Fair Value Gains (Losses), Net

The derivative gains and losses and foreign exchange gains and losses that are reported for the Capital Markets group are consistent with these same losses reported in our consolidated results of operations. We discuss details of these components of fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

The gains on our trading securities for the segment during 2010 were driven by a decrease in interest rates and narrowing of credit spreads on CMBS.

The gains on our trading securities during 2009 were primarily attributable to the narrowing of credit spreads on CMBS, asset-backed securities, corporate debt securities and agency MBS, partially offset by an increase in interest rates in 2009.

Federal Income Taxes

We recognized an income tax benefit in 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS in the first quarter of 2010 for our unrecognized tax benefits for the tax years 1999 through 2004. We recorded a valuation allowance for the majority of the tax benefits associated with the pre-tax losses recognized in 2009.

2009 compared with 2008

Key factors affecting the results of our Capital Markets group for 2009 compared with 2008 included the following:

Net Interest Income

The increase in net interest income in 2009 compared with 2008 was primarily attributable to an expansion of our net interest yield driven by a reduction in the average cost of our debt that more than offset a decline in the average yield on our interest-earning assets. The significant reduction in the average cost of our debt during 2009 compared with 2008 was primarily attributable to a decline in borrowing rates as we replaced higher cost debt with lower cost debt. Our net interest income does not include the effect of the periodic net contractual interest accruals on our interest rate swaps which totaled $3.4 billion in 2009, compared with $1.6 billion in 2008.

Investment Gains (Losses), Net

The shift to investment gains in 2009 compared with investment losses in 2008 was primarily attributable to: (1) an increase in gains on portfolio securitizations as we increased our MBS issuance volumes and sales related to whole loan conduit activity and (2) an increase in realized gains on sales of available-for-sale securities as tightening of investment spreads on agency MBS led to higher sale prices. These gains were partially offset by an increase in lower of cost or fair value adjustments on loans, primarily driven by a decline in the credit quality of these loans and an increase in interest rates.

Net Other-Than-Temporary Impairment

Net other-than-temporary impairment increased during 2009. We discuss net-other-than-temporary impairment in “Consolidated Results of Operations—Net Other-Than-Temporary Impairment.”

Fair Value Gains (Losses), Net

Fair value losses substantially decreased in 2009. We discuss our fair value losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

Federal Income Taxes

Federal income tax provision substantially declined in 2009 compared with 2008 as we recorded a non-cash charge in 2008 to establish a partial deferred tax asset valuation allowance against our net deferred tax assets.

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

We are restricted in the amount of mortgage assets that we may own. Please see “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreement.”

Table 23 summarizes our Capital Markets group’s mortgage portfolio activity based on unpaid principal balance for 2010.

Table 23:  Capital Markets Group’s Mortgage Portfolio Activity

2010
(Dollars in millions)

Total Capital Markets mortgage portfolio, beginning balance as of January 1, 2010	$772,728
Mortgage loans:
Beginning balance as of January 1, 2010	281,162
Purchases	313,075
Securitizations(1)	(95,783)
Liquidations(2)	(71,380)

Mortgage loans, ending balance as of December 31, 2010	427,074
Mortgage securities:
Beginning balance as of January 1, 2010	$491,566
Purchases(3)	44,495
Securitizations(1)	95,783
Sales	(179,620)
Liquidations(2)	(90,527)

Mortgage securities, ending balance as of December 31, 2010	361,697

Total Capital Markets mortgage portfolio, ending balance as of December 31, 2010	$788,771

(1)	Includes portfolio securitization transactions that do not qualify for sale treatment under the new accounting standards on the transfers of financial assets.

(2)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(3)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

The Capital Markets group’s mortgage portfolio activity for 2010 has been impacted by an increase in purchases of delinquent loans from single-family MBS trusts. We purchased approximately 1,118,000 delinquent loans with an unpaid principal balance of approximately $217 billion from our single-family MBS trusts in 2010. The substantial majority of these delinquent loan purchases were completed in the first half of 2010.

Table 24 shows the composition of the Capital Markets group’s mortgage portfolio based on unpaid principal balance as of December 31, 2010 and as of January 1, 2010, immediately after we adopted the new accounting standards.

Table 24:  Capital Markets Group’s Mortgage Portfolio Composition

	As of
	December 31,	January 1,
	2010	2010
	(Dollars in millions)

Capital Markets Group’s mortgage loans:
Single-family loans
Government insured or guaranteed	$51,783	$51,395
Conventional:
Long-term, fixed-rate	237,096	94,236
Intermediate-term, fixed-rate	11,446	8,418
Adjustable-rate	31,526	18,493

Total single-family conventional	280,068	121,147

Total single-family loans	331,851	172,542

Multifamily loans
Government insured or guaranteed	431	521
Conventional:
Long-term, fixed-rate	4,413	4,941
Intermediate-term, fixed-rate	71,010	81,610
Adjustable-rate	19,369	21,548

Total multifamily conventional	94,792	108,099

Total multifamily loans	95,223	108,620

Total Capital Markets Group’s mortgage loans	427,074	281,162

Capital Markets Group’s mortgage-related securities:
Fannie Mae	260,429	358,495
Freddie Mac	17,332	41,390
Ginnie Mae	1,425	1,255
Alt-A private-label securities	22,283	25,133
Subprime private-label securities	18,038	20,001
CMBS	25,052	25,703
Mortgage revenue bonds	12,525	14,448
Other mortgage-related securities	4,613	5,141

Total Capital Markets Group’s mortgage-related securities(1)	361,697	491,566

Total Capital Markets Group’s mortgage portfolio	$788,771	$772,728

(1)	The fair value of these mortgage-related securities was $365.8 billion as of December 31, 2010.

The increase in our portfolio balance from January 1, 2010 to December 31, 2010 was driven by the increase in purchases of delinquent loans from single-family MBS trusts. The total unpaid principal balance of nonperforming loans in the Capital Markets Group’s mortgage portfolio was $228.0 billion as of December 31, 2010. This population includes loans that have been modified and have been classified as TDRs as well as unmodified delinquent loans that are on nonaccrual status in our consolidated financial statements.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of December 31, 2010, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was approximately $8 billion. In January 2011, we purchased approximately 39,000 delinquent loans with an unpaid principal balance of $6.9 billion from our single-family MBS trusts.

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

As discussed in “Business—Executive Summary,” on January 1, 2010 we prospectively adopted new accounting standards, which had a significant impact on the presentation and comparability of our consolidated financial statements. The new standards resulted in the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. In the table below, we summarize the primary impacts of the new accounting standards to our consolidated balance sheet for 2010.

Item	Consolidation Impact
Restricted cash	We recognize unscheduled cash payments that have been either received by the servicer or that are held by consolidated trusts and have not yet been remitted to MBS certificateholders.

Investments in securities	Fannie Mae MBS that we own were consolidated resulting in a decrease in our investments in securities.

Mortgage loans Accrued interest receivable	We now record the underlying assets of the majority of our MBS trusts in our consolidated balance sheets, which significantly increases mortgage loans and related accrued interest receivable.

Allowance for loan losses Reserve for guaranty losses	The substantial majority of our combined loss reserves are now recognized in our allowance for loan losses to reflect the loss allowance against the consolidated mortgage loans. We use a different methodology to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses.

Guaranty assets Guaranty obligations	We eliminated our guaranty accounting for the newly consolidated trusts, which resulted in derecognizing previously recorded guaranty-related assets and liabilities associated with the newly consolidated trusts from our consolidated balance sheets. We continue to have guaranty assets and obligations on unconsolidated trusts and other credit enhancements arrangements, such as our long-term standby commitments.

Debt Accrued interest payable	We recognize the MBS certificates issued by the consolidated trusts and that are held by third-party certificateholders as debt, which significantly increases our debt outstanding and related accrued interest payable.

We recognized a decrease of $3.3 billion in our stockholders’ deficit to reflect the cumulative effect of adopting the new accounting standards. See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for a further discussion of the impacts of the new accounting standards on our consolidated financial statements.

Table 25 presents a summary of our consolidated balance sheets as of December 31, 2010 and 2009, as well as the impact of the transition to the new accounting standards on January 1, 2010. Following the table is a discussion of material changes in the major components of our assets, liabilities and deficit from January 1, 2010 to December 31, 2010.

Table 25:	Summary of Consolidated Balance Sheets

	As of			Variance
	December 31,	January 1,	December 31,	January 1 to	December 31, 2009 to
	2010	2010	2009	December 31, 2010	January 1, 2010
	(Dollars in millions)

Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$29,048	$60,161	$60,496	$(31,113)	$(335)
Restricted cash	63,678	48,653	3,070	15,025	45,583
Investments in securities(1)	151,248	161,088	349,667	(9,840)	(188,579)
Mortgage loans	2,985,276	2,985,445	404,486	(169)	2,580,959
Allowance for loan losses	(61,556)	(53,501)	(9,925)	(8,055)	(43,576)

Mortgage loans, net of allowance for loan losses	2,923,720	2,931,944	394,561	(8,224)	2,537,383
Other assets(2)	54,278	44,389	61,347	9,889	(16,958)

Total assets	$3,221,972	$3,246,235	$869,141	$(24,263)	$2,377,094

Liabilities and equity (deficit)
Debt(3)	$3,197,052	$3,223,054	$774,554	$(26,002)	$2,448,500
Other liabilities(4)	27,437	35,164	109,868	(7,727)	(74,704)

Total liabilities	3,224,489	3,258,218	884,422	(33,729)	2,373,796

Senior preferred stock	88,600	60,900	60,900	27,700	—
Other equity (deficit)(5)	(91,117)	(72,883)	(76,181)	(18,234)	3,298

Total stockholders’ equity (deficit)	(2,517)	(11,983)	(15,281)	9,466	3,298

Total liabilities and stockholders’ deficit	$3,221,972	$3,246,235	$869,141	$(24,263)	$2,377,094

(1)	Includes $32.8 billion as of December 31, 2010 and $8.9 billion as of both January 1, 2010 and December 31, 2009 of non-mortgage-related securities that are included in our other investments portfolio in “Table 37: Cash and Other Investments Portfolio.”

(2)	Consists of: accrued interest receivable, net; acquired property, net; servicer and MBS trust receivable and other assets.

(3)	Consists of: federal funds purchased and securities sold under agreements to repurchase; short-term debt; and long-term debt.

(4)	Consists of: accrued interest payable; reserve for guaranty losses; servicer and MBS trust payable; and other liabilities.

(5)	Consists of: preferred stock; common stock; additional paid-in capital; retained earnings (accumulated deficit); accumulated other comprehensive loss; treasury stock; and noncontrolling interest.

Cash and Cash Equivalents and Federal Funds Sold and Securities Purchased under Agreements to Resell or Similar Arrangements

Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements are included in our cash and other investments portfolio. See “Liquidity and Capital Management—Liquidity Management— Liquidity Risk Management Practices and Contingency Planning—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our consolidated balance sheets as either trading or available-for-sale and are reported at fair value. Gains and losses on trading securities are recognized in earnings, while unrealized gains and losses on available-for-sale securities are recorded in stockholders’ equity (deficit) as a component of “Accumulated other comprehensive loss” (“AOCI”). See

“Note 6, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2010.

Investments in Agency Mortgage-Related Securities

Our investments in agency mortgage-related securities consist of securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Investments in agency mortgage securities declined to $50.2 billion as of December 31, 2010 compared with $83.7 billion as of January 1, 2010. The decline was primarily due to settlement of sales commitments related to dollar roll transactions.

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, including sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime private-label securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $40.7 billion as of December 31, 2010, of which $30.8 billion was rated below investment grade. Table 26 presents the fair value of our investments in Alt-A and subprime private-label securities and an analysis of the cumulative losses on these investments as of December 31, 2010. As of December 31, 2010, we had realized actual cumulative principal shortfalls of approximately 2% of the total cumulative credit losses reported in this table and reflected in our consolidated financial statements.

Table 26:  Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of December 31, 2010
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses(1)	Component(2)	Component (3)
	(Dollars in millions)

Trading securities:(4)
Alt-A private-label securities	$3,082	$1,683	$(1,351)	$(188)	$(1,163)
Subprime private-label securities	2,767	1,581	(1,186)	(278)	(908)

Total	$5,849	$3,264	$(2,537)	$(466)	$(2,071)

Available-for-sale securities:
Alt-A private-label securities	$19,201	$13,890	$(5,410)	$(1,899)	$(3,511)
Subprime private-label securities(5)	15,643	9,932	(5,751)	(1,391)	(4,360)

Total	$34,844	$23,822	$(11,161)	$(3,290)	$(7,871)

Grand Total	$40,693	$27,086	$(13,698)	$(3,756)	$(9,942)

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

(2)	Represents the estimated portion of the total cumulative losses that is noncredit-related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(3)	For securities classified as trading, amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available-for-sale, amounts reflect the portion of other-than-temporary impairment losses net of accretion that are recognized in earnings in accordance with the accounting standards for other-than-temporary impairments.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio as Fannie Mae securities.

(5)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities.

Table 27 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and First American CoreLogic, LoanPerformance (“First American CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of December 31, 2010. Based on the stressed condition of some of our financial guarantors, we believe some of these counterparties will not fully meet their obligation to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 27:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of December 31, 2010
	Unpaid Principal Balance						Monoline
		Available-			Average	Average	Financial
		for-		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
	(Dollars in millions)

Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$521	$—	33.5%	48.8%	19.5%	$—
2005	—	1,401	—	44.3	54.1	43.8	272
2006	—	1,379	—	46.6	58.9	33.9	155
2007	2,145	—	—	45.8	60.0	60.2	781
Other Alt-A mortgage loans:
2004 and prior	—	6,927	—	10.1	56.8	12.3	14
2005	93	4,460	136	24.6	54.8	7.2	—
2006	68	4,384	—	30.6	56.0	2.3	—
2007	776	—	200	44.8	65.2	33.3	322
2008(8)	—	129	—	—	—	—	—

Total Alt-A mortgage loans:	3,082	19,201	336				1,544

Subprime mortgage loans:
2004 and prior(9)	—	2,216	679	24.6	87.2	60.0	688
2005(8)	—	206	1,504	45.0	78.4	58.1	229
2006	—	12,565	—	50.2	76.7	20.7	52
2007	2,767	656	5,833	49.5	73.2	24.2	183

Total subprime mortgage loans:	2,767	15,643	8,016				1,152

Total Alt-A and subprime mortgage loans:	$5,849	$34,844	$8,352				$2,696

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflects information from December 2010 remittances for November 2010 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from First American CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The First American CoreLogic severity data reflects information from December 2010 remittances for November 2010 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

(5)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own or guarantee. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancements in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own or guarantee.

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $129 million for the 2008 vintage of other Alt-A loans and $23 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities.

Mortgage Loans

The mortgage loans reported in our consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either held for sale or held for investment. Mortgage loans remained relatively flat from January 1, 2010 to December 31, 2010 as the principal balance of the loans securitized through our lender swap and portfolio securitization programs was offset by scheduled principal paydowns and prepayments. For additional information on our mortgage loans, see “Note 4, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Segment Results—Capital Markets Group Results.”

Debt Instruments

The debt reported in our consolidated balance sheets consists of two categories of debt, which we refer to as “debt of Fannie Mae” and “debt of consolidated trusts.” Debt of Fannie Mae, which consists of short-term debt, long-term debt and federal funds purchased and securities sold under agreements to repurchase, is the primary means of funding our mortgage investments. Debt of consolidated trusts represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our consolidated balance sheets. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt as of December 31, 2010 and 2009 in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 9, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

The decrease in debt of consolidated trusts from January 1, 2010 to December 31, 2010 was primarily driven by the purchase of delinquent loans from MBS trusts as purchasing these loans from MBS trusts for our portfolio results in the extinguishment of the associated consolidated trust debt.

Derivative Instruments

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We aggregate, by derivative counterparty, the net fair value gain or loss, less any cash collateral paid or received, and report these amounts in our consolidated balance sheets as either assets or liabilities.

Our derivative assets and liabilities consist of these risk management derivatives and our mortgage commitments. We refer to the difference between the derivative assets and derivative liabilities recorded in our consolidated balance sheets as our net derivative asset or liability. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amounts as of December 31, 2010 and 2009 in “Note 10, Derivative Instruments and Hedging Activities.” Table 28 provides an analysis of the factors driving the change during 2010 in the estimated fair value of our net derivative liability related to our risk management derivatives recorded in our consolidated balance sheets.

Table 28:	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net

2010
(Dollars in millions)

Net risk management derivative liability as of December 31, 2009	$(340)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(1)	(2,107)
Fair value at date of termination of contracts settled during the period(2)	2,451
Net collateral received	(1,595)
Periodic net cash contractual interest payments(3)	2,609

Total cash payments	1,358

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(2,895)
Net change in fair value during the period	1,088

Risk management derivatives fair value losses, net	(1,807)

Net risk management derivative liability as of December 31, 2010	$(789)

(1)	Cash receipts from sale of derivative option contracts increase the derivative liability recorded in our consolidated balance sheets. Cash payments made to purchase derivative option contracts (purchased option premiums) increase the derivative asset recorded in our consolidated balance sheets.

(2)	Cash payments made to terminate derivative contracts reduce the derivative liability recorded in our consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(3)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value gains (losses), net in our consolidated statements of operations. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value Losses, Net,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 10, Derivative Instruments and Hedging Activities.”

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.

Table 29 summarizes changes in our stockholders’ deficit reported in our GAAP consolidated balance sheets and in the fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the year ended December 31, 2010. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests.

We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 19, Fair Value.”

Table 29:	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

2010
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2009	$(15,372)
Impact of new accounting standards on Fannie Mae stockholders’ deficit as of January 1, 2010(1)	3,312

Fannie Mae stockholders’ deficit as of January 1, 2010(2)	(12,060)
Net loss attributable to Fannie Mae	(14,014)
Changes in net unrealized losses on available-for-sale securities, net of tax	3,054
Reclassification adjustment for other-than-temporary impairments recognized in net loss, net of tax	469
Capital transactions:(3)
Funds received from Treasury under the senior preferred stock purchase agreement	27,700
Senior preferred stock dividends	(7,706)

Capital transactions, net	19,994
Other equity transactions	(42)

Fannie Mae stockholders’ deficit as of December 31, 2010(2)	$(2,599)

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2009	$(98,792)
Impact of new accounting standards on Fannie Mae estimated fair value of net assets as of January 1, 2010(1)	(52,302)

Estimated fair value of net assets as of January 1, 2010	(151,094)
Capital transactions, net	19,994
Change in estimated fair value of net assets(4)	10,806

Increase in estimated fair value of net assets, net	30,800

Estimated fair value of net assets as of December 31, 2010	$(120,294)

(1)	Reflects our adoption of the new accounting standards for transfers of financial assets and consolidation of variable interest entities.

(2)	Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our consolidated balance sheets. Our net worth, or total deficit, is comprised of “Total Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our consolidated balance sheets.

(3)	Represents capital transactions, which are reflected in our consolidated statements of changes in equity (deficit).

(4)	Excludes cumulative effect of our adoption of the new accounting standards and capital transactions.

The $10.8 billion increase in the fair value of our net assets during 2010, excluding the cumulative effect of our January 1, 2010 adoption of the new accounting standards and capital transactions, was attributable to:

•	An increase in the fair value of the net portfolio attributable to the positive impact of changes in the spread between mortgage assets and associated debt and derivatives partially offset by,

•	A net decrease in the fair value due to credit-related items principally related to declining actual and expected home prices as well as an increase in estimated severity rates based on recent experience, particularly for loans with a high mark-to-market LTV ratio.

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

Since market participants’ assumptions inherent in the pricing for nonperforming loans differ from assumptions we use in estimating the fair value of our guaranty obligations, most significantly expected returns and liquidity discounts, consolidation of MBS trusts directly impacted the fair value of our net assets. Market prices for nonperforming loans are reflective of highly negotiated transactions in a principal-to-principal market that often involve loan-level due diligence prior to completion of a transaction. Many of these transactions involve sellers who previously acquired the loans in distressed transactions and buyers who demand significant return opportunities.

We intend to maximize the value of nonperforming loans over time, utilizing loan modifications, foreclosures, repurchases and other preferable loss mitigation actions (for example, preforeclosure sales) that to date have resulted in per loan net recoveries materially higher than those that would have been available had they been sold in the nonperforming loan market. By following our loss mitigation strategies, rather than selling our nonperforming loans at the current estimated market price, we estimate, based on our proprietary credit valuation models, that we could realize approximately $45 billion more than the fair value of our nonperforming loans reported in our non-GAAP consolidated fair value balance sheet as of December 31, 2010. Nonperforming loans in this fair value balance sheet disclosure include loans that are delinquent by one or more payments. Key inputs and assumptions used in our credit valuation models included the amount of estimated default costs, including estimated unrecoverable principal and interest that we expected to incur over the life of the underlying mortgage loans backing our Fannie Mae MBS, estimated foreclosure-related costs and estimated administrative and other costs related to our guaranty.

Cautionary Language Relating to Supplemental Non-GAAP Financial Measures

In reviewing our non-GAAP consolidated fair value balance sheets, there are a number of important factors and limitations to consider. The estimated fair value of our net assets is calculated as of a particular point in time based on our existing assets and liabilities. It does not incorporate other factors that may have a significant impact on our long-term fair value, including revenues generated from future business activities in which we expect to engage, the value from our foreclosure and loss mitigation efforts or the impact that legislation or potential regulatory actions may have on us. As a result, the estimated fair value of our net assets presented in our non-GAAP consolidated fair value balance sheets does not represent an estimate of our net realizable value, liquidation value or our market value as a whole. Amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary materially from the estimated fair values presented in our non-GAAP consolidated fair value balance sheets.

In addition, the fair value of our net assets attributable to common stockholders presented in our fair value balance sheet does not represent an estimate of the value we expect to realize from operating the company or what we expect to draw from Treasury under the terms of our senior preferred stock purchase agreement, primarily because:

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

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

We present our non-GAAP fair value balance sheets in Table 30. Credit risk is managed by our guaranty business and is computed for intracompany allocation purposes. By computing this intracompany allocation, we reflect the value associated with credit risk, which is managed by our guaranty business, versus the interest rate risk, which is measured by our Capital Markets group. As a result of our adoption of the new accounting standards, we shifted from presenting the fair value of mortgage loans separately from the fair value of net guaranty obligations of MBS trusts as of December 31, 2009 to presenting consolidated mortgage loans, net of the fair value of guaranty assets and obligations as of December 31, 2010. We have not changed our fair value methodologies or our methodology of computing our credit risk for intracompany allocation purposes.

Table 30:	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of December 31, 2010				As of December 31, 2009(1)
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(2)	Fair Value		Value	Adjustment(2)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$80,975	$—	$80,975		$9,882	$—	$9,882
Federal funds sold and securities purchased under agreements to resell or similar arrangements	11,751	—	11,751		53,684	(28)	53,656
Trading securities	56,856	—	56,856		111,939	—	111,939
Available-for-sale securities	94,392	—	94,392		237,728	—	237,728
Mortgage loans:
Mortgage loans held for sale	915	—	915		18,462	153	18,615
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	358,698	(39,331)	319,367		246,509	(5,209)	241,300
Of consolidated trusts	2,564,107	46,038 (3)	2,610,145	(4)	129,590	(45)	129,545	(4)

Total mortgage loans	2,923,720	6,707	2,930,427	(5)	394,561	(5,101)	389,460	(5)
Advances to lenders	7,215	(225)	6,990	(6)(7)	5,449	(305)	5,144	(6)(7)
Derivative assets at fair value	1,137	—	1,137	(6)(7)	1,474	—	1,474	(6)(7)
Guaranty assets and buy-ups, net	458	356	814	(6)(7)	9,520	5,104	14,624	(6)(7)

Total financial assets	3,176,504	6,838	3,183,342	(8)	824,237	(330)	823,907	(8)
Master servicing assets and credit enhancements	479	3,286	3,765	(6)(7)	651	5,917	6,568	(6)(7)
Other assets	44,989	(261)	44,728	(6)(7)	44,253	373	44,626	(6)(7)

Total assets	$3,221,972	$9,863	$3,231,835		$869,141	$5,960	$875,101

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$52	$(1)	$51		$—	$—	$—
Short-term debt:
Of Fannie Mae	151,884	90	151,974		200,437	56	200,493
Of consolidated trusts	5,359	—	5,359		—	—	—
Long-term debt:
Of Fannie Mae	628,160 (9)	21,524	649,684		567,950 (9)	19,473	587,423
Of consolidated trusts	2,411,597 (9)	103,332 (3)	2,514,929		6,167 (9)	143	6,310
Derivative liabilities at fair value	1,715	—	1,715	(10)(11)	1,029	—	1,029	(10)(11)
Guaranty obligations	769	3,085	3,854	(10)(11)	13,996	124,586	138,582	(10)(11)

Total financial liabilities	3,199,536	128,030	3,327,566	(8)	789,579	144,258	933,837	(8)
Other liabilities	24,953	(472)	24,481	(10)(11)	94,843	(54,878)	39,965	(10)(11)

Total liabilities	3,224,489	127,558	3,352,047		884,422	89,380	973,802
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(12)	88,600	—	88,600		60,900	—	60,900
Preferred	20,204	(19,829)	375		20,348	(19,629)	719
Common	(111,403)	(97,866)	(209,269)		(96,620)	(63,791)	(160,411)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(2,599)	$(117,695)	$(120,294)		$(15,372)	$(83,420)	$(98,792)
Noncontrolling interests	82	—	82		91	—	91

Total deficit	(2,517)	(117,695)	(120,212)		(15,281)	(83,420)	(98,701)

Total liabilities and equity (deficit)	$3,221,972	$9,863	$3,231,835		$869,141	$5,960	$875,101

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(3)	Fair value exceeds the carrying value of consolidated loans and debt of consolidated trusts due to the fact that the loans and debt were consolidated in our GAAP consolidated balance sheet at unpaid principal balance at transition. Also impacting the difference between fair value and carrying value of the consolidated loans is the credit component of the loan. This credit component is reflected in the net guaranty obligation, which is included in the consolidated loan fair value, but was presented as a separate line item in our fair value balance sheet in prior periods.

(4)	Includes certain mortgage loans that we elected to report at fair value in our GAAP consolidated balance sheet of $3.0 billion as of December 31, 2010. We did not elect to report any mortgage loans at fair value in our consolidated balance sheet as of December 31, 2009.

(5)	Performing loans had a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of December 31, 2010 compared to a fair value of $345.5 billion and an unpaid principal balance of $348.2 billion as of December 31, 2009. Nonperforming loans, which include loans that are delinquent by one or more payments, had a fair value of $168.5 billion and an unpaid principal balance of $287.4 billion as of December 31, 2010 compared to a fair value of $43.9 billion and an unpaid principal balance of $79.8 billion as of December 31, 2009. See “Note 19, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(6)	The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Master servicing assets and credit enhancements and (e) Other assets, together consist of the following assets presented in our GAAP consolidated balance sheets: (a) Total accrued interest receivable, net of allowance; (b) Acquired property, net; (c) Servicer and MBS trust receivable; and (d) Other assets.

(7)	“Other assets” include the following GAAP consolidated balance sheets line items: (a) Total accrued interest receivable, net of allowance; (b) Acquired property, net; and (c) Servicer and MBS trust receivable. The carrying value of these items in our GAAP consolidated balance sheets totaled $28.4 billion and $31.2 billion as of December 31, 2010 and 2009, respectively. “Other assets” in our GAAP consolidated balance sheets includes the following: (a) Advances to Lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Master servicing assets and credit enhancements. The carrying value of these items totaled $9.3 billion and $17.1 billion as of December 31, 2010 and 2009, respectively.

(8)	We determined the estimated fair value of these financial instruments in accordance with the fair value accounting standard as described in “Note 19, Fair Value.”

(9)	Includes certain long-term debt instruments that we elected to report at fair value in our GAAP consolidated balance sheets of $3.2 billion and $3.3 billion as of December 31, 2010 and 2009, respectively.

(10)	The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP consolidated balance sheets: (a) Accrued interest payable of Fannie Mae; (b) Accrued interest payable of consolidated trusts; (c) Reserve for guaranty losses; (d) Servicer and MBS trust payable; and (e) Other liabilities.

(11)	“Other liabilities” include the following GAAP consolidated balance sheets line items: (a) Accrued interest payable of Fannie Mae; (b) Accrued interest payable of consolidated trusts; (c) Reserve for guaranty losses; and (d) Servicer and MBS trust payable. The carrying value of these items in our GAAP consolidated balance sheets totaled $17.0 billion and $85.3 billion as of December 31, 2010 and 2009, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as a separate line item in our consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $2.5 billion and $15.0 billion as of December 31, 2010 and 2009, respectively.

(12)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Our business activities require that we maintain adequate liquidity to fund our operations. Our liquidity policy is designed to address our liquidity risk. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet these needs. Our Treasury group is responsible for our liquidity and contingency planning strategies.

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

In addition to funding we obtain from the issuance of debt securities, our other sources of cash include:

•	principal and interest payments received on mortgage loans, mortgage-related securities and non-mortgage investments we own;

•	proceeds from the sale of mortgage-related securities, mortgage loans and non-mortgage assets, including proceeds from the sales of foreclosed real estate assets;

•	funds from Treasury pursuant to the senior preferred stock purchase agreement;

•	borrowings under secured and unsecured intraday funding lines of credit we have established with several large financial institutions;

•	guaranty fees received on Fannie Mae MBS;

•	borrowings against mortgage-related securities and other investment securities we hold pursuant to repurchase agreements and loan agreements;

•	payments received from mortgage insurance counterparties; and

•	net receipts on derivative instruments.

Our primary funding needs include:

•	the repayment of matured, redeemed and repurchased debt;

•	the purchase of mortgage loans (including delinquent loans from MBS trusts), mortgage-related securities and other investments;

•	interest payments on outstanding debt;

•	dividend payments made to Treasury pursuant to the senior preferred stock purchase agreement;

•	net payments on derivative instruments;

•	the pledging of collateral under derivative instruments;

•	administrative expenses; and

•	losses incurred in connection with our Fannie Mae MBS guaranty obligations.

An increased proportion of our funding needs during 2010, compared with 2009, came from: (1) purchasing delinquent loans from MBS trusts; (2) an increase in the redemption of callable debt; and (3) increased dividend payments to Treasury under the senior preferred stock purchase agreement. As we draw more funds pursuant to the senior preferred stock purchase agreement, we expect our cash dividend payments to Treasury will continue to increase in future periods if we continue to pay the dividend on a quarterly basis, rather than allowing the dividend to accrue at an increased rate of 12% and be added to the liquidation preference of the senior preferred stock.

Debt Funding

Effective January 1, 2010, we adopted new accounting standards that resulted in the consolidation of the substantial majority of our MBS trusts and recognized the underlying assets and debt of these trusts in our consolidated balance sheet. Debt from consolidations represents our liability to third-party beneficial interest holders of MBS that we guarantee when we have included the assets of a corresponding trust in our consolidated balance sheets. Despite the increase in debt recognized in our consolidated balance sheets due to consolidations, the adoption of the new accounting standards did not change our exposure to liquidity risk. We separately present the debt from consolidations (“debt of consolidated trusts”) and the debt issued by us (“debt of Fannie Mae”) in our consolidated balance sheets and in the debt tables below. Our discussion regarding debt funding in this section focuses on the debt of Fannie Mae.

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt.

We have a diversified funding base of domestic and international investors. Purchasers of our debt securities include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, corporations, state and local governments, and other municipal authorities. Purchasers of our debt securities are also geographically diversified, with a significant portion of our investors located in North America, South America, Europe and Asia.

Although our funding needs may vary from quarter to quarter depending on market conditions, we currently expect our debt funding needs will decline in future periods as we reduce the size of our mortgage portfolio in compliance with the requirement of the senior preferred stock purchase agreement that we reduce our mortgage portfolio 10% per year until it reaches $250 billion.

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

Table 31:	Activity in Debt of Fannie Mae

	For the Year Ended December 31,
	2010	2009(3)	2008
	(Dollars in millions)

Issued during the period:
Short-term: (1)
Amount	$451,289	$1,381,640	$1,624,868
Weighted-average interest rate	0.25%	0.18%	2.11%
Long-term:
Amount	$463,157	$295,147	$248,168
Weighted-average interest rate	1.88%	2.52%	3.76%
Total issued:
Amount	$914,446	$1,676,787	$1,873,036
Weighted-average interest rate	1.08%	0.59%	2.33%
Paid off during the period: (2)
Short-term:(1)
Amount	$499,828	$1,513,683	$1,529,368
Weighted-average interest rate	0.23%	0.51%	2.54%
Long-term:
Amount	$406,267	$260,578	$266,764
Weighted-average interest rate	3.16%	4.09%	4.89%
Total paid off:
Amount	$906,095	$1,774,261	$1,796,132
Weighted-average interest rate	1.54%	1.04%	2.89%

(1)	The amount of short-term debt issued and paid off included $766.8 billion and $482.5 billion for the years ended December 31, 2009 and 2008, respectively, of debt issued and repaid to Fannie Mae MBS trusts.

(2)	Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases.

(3)	For the year ended December 31, 2009, we revised the weighted-average interest rate on short-term issued, total issued, short-term paid-off and total paid-off debt primarily to reflect weighting based on transaction level data.

Due to the adoption of the new accounting standards, we no longer include debt issued and repaid to Fannie Mae MBS trusts in our short-term debt activity, as the substantial majority of our MBS trusts were consolidated and the underlying assets and debt of these trusts were recognized in our consolidated balance sheets. In 2009, short-term debt activity of Fannie Mae, excluding debt issued and repaid to Fannie Mae MBS trusts, consisted of issuances of $614.6 billion with a weighted-average interest rate of 0.27% and repayments of $746.6 billion with a weighted-average interest rate of 0.93%. In 2008, short-term debt activity of Fannie Mae, excluding debt issued and repaid to Fannie Mae MBS trusts, consisted of issuances of $1.1 trillion with a weighted-average interest rate of 2.20% and repayments of $1.0 trillion with a weighted-average interest rate of 2.84%.

Excluding debt issued and repaid to Fannie Mae MBS trusts, debt funding activity in 2010 was relatively flat compared with 2009 because the increase in our issuances of long-term debt offset a decrease in our issuances of short-term debt. Our issuances of long-term debt increased primarily because we: (1) increased our redemption of debt with higher interest rates and replaced it with issuances of debt with lower interest rates; (2) issued additional debt to fund purchases of delinquent loans from MBS trusts; and (3) issued additional long-term debt in lieu of short-term debt to meet our liquidity risk management requirements.

During 2010, we purchased from MBS trusts the substantial majority of delinquent loans that were four or more consecutive monthly payments delinquent. We purchased approximately $217 billion of delinquent loans from single-family MBS trusts during 2010. The substantial majority of these delinquent loan purchases were completed in the first half of 2010. We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other constraints including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement.

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

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. On February 11, 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period.

In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” for a discussion of the risks to our business related to our ability to obtain funds for our operations through the issuance of debt securities, the relative cost at which we are able to obtain these funds and our liquidity contingency plans. Also see “Risk Factors” in this report for discussions of the risks to our business relating to the uncertain future of our company and to our reliance on access to the debt capital markets, as well as the possibility that legislative proposals regarding our business could have a material impact on our ability to issue debt or refinance existing debt as it becomes due.

Outstanding Debt

Table 32 provides information as of December 31, 2010 and 2009 on our outstanding short-term and long-term debt based on its original contractual terms. Our total outstanding debt of Fannie Mae, which consists of federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts, increased to $780.1 billion as of December 31, 2010, from $768.4 billion as of December 31, 2009.

As of December 31, 2010, our outstanding short-term debt, based on its original contractual maturity, decreased as a percentage of our total outstanding debt to 19% from 26% as of December 31, 2009. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.77% as of December 31, 2010 from 3.71% as of December 31, 2009.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Our debt cap under the senior preferred stock purchase agreement was $1,080 billion in 2010 and is $972 billion in 2011. As of December 31, 2010, our aggregate indebtedness totaled $793.9 billion, which was $286.1 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt cap reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 32:	Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of December 31,
	2010			2009
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$52	2.20%	—	$—	—%

Short-term debt:
Fixed-rate:
Discount notes	—	$151,500	0.32%	—	$199,987	0.27%
Foreign exchange discount notes	—	384	2.43	—	300	1.50
Other short-term debt	—	—	—	—	100	0.53

Total fixed-rate		151,884	0.32		200,387	0.27
Floating-rate(2)	—	—	—	—	50	0.02

Total short-term debt of Fannie Mae(3)		151,884	0.32		200,437	0.27
Debt of consolidated trusts	—	5,359	0.23	—	—	—

Total short-term debt		$157,243	0.32%		$200,437	0.27%

Long-term debt:
Senior fixed:
Benchmark notes and bonds	2011 - 2030	$300,344	3.20%	2010 - 2030	$279,945	4.10%
Medium-term notes	2011 - 2020	199,266	2.13	2010 - 2019	171,207	2.97
Foreign exchange notes and bonds	2017 - 2028	1,177	6.21	2010 - 2028	1,239	5.64
Other long-term debt(2)	2011 - 2040	44,893	5.64	2010 - 2039	62,783	5.80

Total senior fixed		545,680	3.02		515,174	3.94
Senior floating:
Medium-term notes	2011 - 2015	72,039	0.31	2010 - 2014	41,911	0.26
Other long-term debt(2)	2020 - 2037	386	4.92	2020 - 2037	1,041	4.12

Total senior floating		72,425	0.34		42,952	0.34
Subordinated fixed-rate:
Qualifying subordinated(4)	2011 - 2014	7,392	5.47	2011 - 2014	7,391	5.47
Subordinated debentures	2019	2,663	9.91	2019	2,433	9.89

Total subordinated fixed-rate		10,055	6.65		9,824	6.57

Total long-term debt of Fannie Mae(5)		628,160	2.77		567,950	3.71
Debt of consolidated trusts(2)	2011 - 2051	2,411,597	4.59	2010 - 2039	6,167	5.63

Total long-term debt		$3,039,757	4.22%		$574,117	3.73%

Outstanding callable debt of Fannie Mae(6)		$219,804	2.53%		$210,181	3.48%

(1)	Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt, which excludes unamortized discounts, premiums and other cost basis adjustments and debt of consolidated trusts, totaled $792.6 billion and $784.0 billion as of December 31, 2010 and 2009, respectively.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $128 million and $129 million as of December 31, 2010 and 2009, respectively.

(4)	Consists of subordinated debt with an interest deferral feature.

(5)	Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $95.4 billion and $106.5 billion as of December 31, 2010 and 2009, respectively. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $12.4 billion and $15.6 billion as of December 31, 2010 and 2009, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $640.5 billion and $583.4 billion as of December 31, 2010 and 2009, respectively.

(6)	Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Table 33 below presents additional information for each category of our short-term borrowings.

Table 33:	Outstanding Short-Term Borrowings(1)

	2010
	As of December 31		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$52	2.20%	$72	0.16%	$200

Fixed-rate short-term debt:
Discount notes	$151,500	0.32%	$210,986	0.29%	$260,377
Foreign exchange discount notes	384	2.43	299	1.86	384
Other fixed-rate short-term debt	—	—	15	0.53	100
Floating-rate short-term debt	—	—	8	0.02	50

Total short-term debt	$151,884	0.32%

	2009
	As of December 31		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$42	1.55%	$189

Fixed-rate short-term debt:
Discount notes	$199,987	0.27%	$253,884	0.92%	$325,239
Foreign exchange discount notes	300	1.50	222	1.41	300
Other fixed-rate short-term debt	100	0.53	199	1.30	334
Floating-rate short-term debt	50	0.02	2,744	1.20	3,136

Total short-term debt	$200,437	0.27%

	2008
	As of December 31		Average During the Year
		Weighted		Weighted
		Average		Average
		Interest		Interest	Maximum
	Outstanding	Rate	Outstanding(2)	Rate	Outstanding(3)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$77	0.01%	$294	1.93%	$725

Fixed-rate short-term debt:
Discount notes	$322,932	1.75%	$257,845	2.51%	$326,374
Foreign exchange discount notes	141	2.50	276	3.73	363
Other fixed-rate short-term debt	333	2.80	714	2.83	1,886
Floating-rate short-term debt(4)	7,585	1.66	4,858	2.26	7,586

Total short-term debt	$330,991	1.75%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments.

(2)	Average amount outstanding during the year has been calculated using month-end balances.

(3)	Maximum outstanding represents the highest month-end outstanding balance during the year.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

Subordinated Debt

We had $7.4 billion in outstanding qualifying subordinated debt as of December 31, 2010. Of this amount, $2.5 billion will mature during 2011. The terms of these securities state that, if our core capital is below 125% of our critical capital requirement (which it was as of December 31, 2010), we will defer interest payments on these securities. FHFA has directed us, however, to continue paying principal and interest on our outstanding qualifying subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

Under the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the written consent of Treasury. We did not issue any subordinated debt in 2010.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 34 presents the maturity profile, as of December 31, 2010, of our outstanding debt maturing within one year, by month, including amounts we have announced that we are calling for redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt of consolidated trusts and federal funds purchased and securities sold under agreements to repurchase, to 32% as of December 31, 2010, compared with 41% as of December 31, 2009. The weighted-average maturity of our outstanding debt that is maturing within one year was 116 days as of December 31, 2010, compared with 103 days as of December 31, 2009.

Table 34:  Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $176 million as of December 31, 2010. Excludes debt of consolidated trusts maturing within one year of $9.8 billion and federal funds purchased and securities sold under agreements to repurchase of $52 million as of December 31, 2010.

Table 35 presents the maturity profile, as of December 31, 2010, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced that we are calling for redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 58 months as of December 31, 2010, compared with approximately 72 months as of December 31, 2009.

Table 35:  Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $12.4 billion as of December 31, 2010. Excludes debt of consolidated trusts of $2.4 trillion as of December 31, 2010.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Contractual Obligations

Table 36 summarizes, by remaining maturity, our future cash obligations related to our long-term debt, announced calls, operating leases, purchase obligations and other material noncancelable contractual obligations as of December 31, 2010.

Table 36:	Contractual Obligations

	Payment Due by Period as of December 31, 2010
		Less than	1 to < 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Long-term debt obligations(1)	$628,160	$97,245	$273,191	$138,446	$119,278
Contractual interest on long-term debt obligations(2)	95,358	14,718	23,769	15,622	41,249
Operating lease obligations(3)	158	40	61	31	26
Purchase obligations:
Mortgage commitments(4)	54,858	54,837	21	—	—
Other purchase obligations(5)	274	106	163	5	—
Other long-term liabilities reflected in the consolidated balance sheet(6)	1,087	862	156	37	32

Total contractual obligations	$779,895	$167,808	$297,361	$154,141	$160,585

(1)	Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $2.4 trillion in long-term debt from consolidations. Amounts include unamortized net discount and other cost basis adjustments of $12.4 billion.

(2)	Excludes contractual interest on long-term debt from consolidations.

(3)	Includes certain premises and equipment leases.

(4)	Includes on- and off-balance sheet commitments to purchase mortgage loans and mortgage-related securities.

(5)	Includes only unconditional purchase obligations that are subject to a cancellation penalty for certain telecom services, software and computer services, and other agreements. Excludes arrangements that may be cancelled without penalty. Amounts also include off-balance sheet commitments for the unutilized portion of lending agreements entered into with multifamily borrowers.

(6)	Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2010, see “Off-Balance Sheet Arrangements.” Includes future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding and cash received as collateral from derivative counterparties, which are included in our consolidated balance sheets under “Other liabilities.”

Equity Funding

As a result of the covenants under the senior preferred stock purchase agreement and Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. For a description of the covenants under the senior preferred stock purchase agreement, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants Under Treasury Agreements.” We discuss our funding under the senior preferred stock purchase agreement below in “Liquidity and Capital Management—Capital Management—Capital Activity—Senior Preferred Stock Purchase Agreement.”

Liquidity Risk Management Practices and Contingency Planning

Our liquidity position could be adversely affected by many causes, both internal and external to our business, including: actions taken by the conservator, the Federal Reserve, Treasury or other government agencies; legislation relating to us or our business; an unexpected systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; public statements by key policy makers; a downgrade of our or the U.S. government’s credit ratings from the major ratings organizations; a significant further decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector due to a terrorist attack or other event; or elimination of our GSE status. See “Risk Factors” for a description of factors that could adversely affect our liquidity.

We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt.

In 2010, under direction from FHFA, we revised our liquidity management policies and practices. FHFA requires that we:

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

As of December 31, 2010, we were in compliance with each of the liquidity risk management policies and practices set forth above.

In addition to these FHFA requirements, we run routine operational testing of our ability to rely upon identified sources of liquidity, such as mortgage repurchase arrangements with counterparties. One method we use to conduct these tests involves entering into a relatively small mortgage repurchase agreement (approximately $100 million) with a counterparty in order to confirm that we have the operational and systems capability to enter into repurchase arrangements. In addition, we have provided collateral in advance to a number of clearing banks in the event we seek to enter into mortgage repurchase arrangements in the future. We do not, however, have committed repurchase arrangements with specific counterparties, as historically we have not relied on this form of funding. As a result, our use of such facilities and our ability to enter into them in significant dollar amounts may be challenging in a stressed market environment.

Below we describe in detail our alternative sources of liquidity if our access to the debt markets became limited.

Cash and Other Investments Portfolio

Table 37 provides information on the composition of our cash and other investments portfolio for the periods indicated.

Table 37:	Cash and Other Investments Portfolio

	As of December 31,
	2010	2009	2008
	(Dollars in millions)

Cash and cash equivalents(1)	$17,297	$6,812	$17,933
Federal funds sold and securities purchased under agreements to resell or similar arrangements	11,751	53,684	57,418
Non-mortgage-related securities:
U.S. Treasury securities	27,432	—	—
Asset-backed securities(2)	5,321	8,515	10,598
Corporate debt securities	—	364	6,037
Other	—	3	1,005

Total non-mortgage-related securities	32,753	8,882	17,640

Total cash and other investments	$61,801	$69,378	$92,991

(1)	Includes $4.0 billion of U.S. Treasury securities and $2.3 billion of money market fund as of December 31, 2010, with a maturity at the date of acquisition of three months or less.

(2)	Includes securities primarily backed by credit cards loans, student loans and automobile loans.

Our total cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements and non-mortgage investment securities. Our cash and other investments portfolio decreased in 2010 compared with 2009 primarily due to the reduction in our short-term debt balances, which reduced the amount of cash we needed on hand as of December 31, 2010.

See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

Unencumbered Mortgage Portfolio

Another source of liquidity in the event our access to the unsecured debt market becomes impaired is the unencumbered mortgage assets in our mortgage portfolio, which could be sold or used as collateral for secured borrowing.

We continue to make enhancements to our systems to facilitate the securitization of a significant portion of the performing whole loans in our mortgage portfolio into Fannie Mae MBS. We have securitized the majority of the performing single-family whole loans in our retained portfolio and, in October 2010, we developed the capability to securitize the multifamily loans in our mortgage portfolio. These mortgage-related securities could be used as collateral in repurchase agreements or other lending arrangements to the extent they have not been sold or encumbered. Despite these enhancements to our systems, we do not have the capability to securitize all of the whole loans in our unencumbered mortgage portfolio.

We believe that the amount of mortgage-related securities that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related securities we hold. Due to the large size of our portfolio of mortgage-related assets, current market conditions, and the significant amount of distressed assets in our mortgage portfolio, it is unlikely that there would be sufficient market demand for large amounts of these assets over a prolonged period of time, particularly during a liquidity crisis, which could limit our ability to sell or borrow against these assets. To the extent that we would be able to obtain funding by selling or pledging mortgage-related securities as collateral, we anticipate that a discount would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this discount would result in proceeds significantly lower than the current market value of these assets and would thereby reduce the amount of financing we could obtain. In addition, our primary source of collateral is Fannie Mae MBS that we own. In the event of a liquidity crisis in which the future of our company is uncertain, counterparties may be unwilling to accept Fannie Mae MBS as collateral. As a result, we may not be able to sell or borrow against these securities in sufficient amounts to meet our liquidity needs.

While our liquidity contingency planning attempts to address stressed market conditions and our status under conservatorship and Treasury arrangements, we believe that our liquidity contingency plans may be difficult or impossible to execute for a company of our size in our circumstances. See “Risk Factors” for a description of the risks associated with our liquidity contingency planning.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent on our credit ratings from the major ratings organizations. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. Factors that may influence our credit ratings include our status as a GSE, Treasury’s funding commitment under the senior preferred stock purchase agreement, the rating agencies’ assessment of the general operating and regulatory environment, the credit ratings of the U.S. government, our relative position in the market, our financial condition, our reputation, our liquidity position, the level and volatility of our earnings, and our corporate governance and risk management policies. Our senior unsecured debt (both long-term and short-term), qualifying subordinated debt and preferred stock are rated and monitored by Standard & Poor’s, Moody’s and Fitch. There have been no changes in our credit ratings from December 31, 2009 to February 21, 2011. Table 38 presents the credit ratings issued by each of these rating agencies as of February 21, 2011.

Table 38:	Fannie Mae Credit Ratings

As of February 21, 2011
	Standard & Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Stable	Stable	Stable
	(for Long Term Senior Debt	(for all ratings)	(for AAA rated Long Term
	and Qualifying Subordinated Debt)		Issuer Default Rating)

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

Cash Flows

Year Ended December 31, 2010.  Cash and cash equivalents of $17.3 billion as of December 31, 2010 increased by $10.5 billion from December 31, 2009. Net cash generated from investing activities totaled $540.2 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were partially offset by net cash outflows used in operating activities of $27.4 billion resulting primarily from purchases of trading securities. The net cash used in financing activities of $502.3 billion was primarily attributable to a significant amount of short-term and long-term debt redemptions in excess of proceeds received from the issuance of short-term and long-term debt.

Year Ended December 31, 2009.  Cash and cash equivalents of $6.8 billion as of December 31, 2009 decreased by $11.1 billion from December 31, 2008. Net cash generated from investing activities totaled $117.7 billion, resulting primarily from proceeds received from the sale of available-for-sale securities. These net cash inflows were partially offset by net cash outflows used in operating activities of $85.9 billion, largely attributable to our purchases of loans held-for-sale due to a significant increase in whole loan conduit activity, and net cash outflows used in financing activities of $42.9 billion. The net cash used in financing activities was attributable to the redemption of a significant amount of short-term debt, which was partially offset by the issuance of long-term debt in excess of amounts redeemed and the funds received from Treasury under the senior preferred stock purchase agreement.

Capital Management

Regulatory Capital

FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit minimum capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting on our critical capital, risk-

based capital or subordinated debt levels during the conservatorship. For information on our minimum capital requirements see “Note 17, Regulatory Capital Requirements.”

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

Senior Preferred Stock Purchase Agreement

We have received a total of $87.6 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2010. These funds allowed us to eliminate our net worth deficits as of the end of each of the eight prior quarters. In February 2011, the Acting Director of FHFA submitted a request for $2.6 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2010, and requested receipt of those funds on or prior to March 31, 2011. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $91.2 billion. We continue to expect to have a net worth deficit in future periods and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement. Treasury’s maximum funding commitment to us prior to a December 2009 amendment of the senior preferred stock purchase agreement was $200 billion. The amendment to the agreement stipulates that the cap on Treasury’s funding commitment to us under the senior preferred stock purchase agreement will increase as necessary to accommodate any net worth deficits for calendar quarters in 2010 through 2012. For any net worth deficits as of December 31, 2012, Treasury’s remaining funding commitment will be $124.8 billion ($200 billion less $75.2 billion cumulatively drawn through March 31, 2010) less the smaller of either (a) our positive net worth as of December 31, 2012 or (b) our cumulative draws from Treasury for the calendar quarters in 2010 through 2012.

Dividends

The conservator announced in September, 2008 that we would not pay any dividends on the common stock or on any series of outstanding preferred stock. In addition, the senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. Dividends on our outstanding preferred stock (other than the senior preferred stock) are non-cumulative; therefore, holders of this preferred stock are not entitled to receive any forgone dividends in the future.

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

Our fourth quarter dividend of $2.2 billion was declared by the conservator and paid by us on December 31, 2010. Upon receipt of additional funds from Treasury in March 2011, which FHFA requested on our behalf in February 2011, the annualized dividend on the senior preferred stock will be $9.1 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

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

Our Fannie Mae MBS and other credit guarantees outstanding totaled $2.7 trillion as of December 31, 2010 and $2.8 trillion as of December 31, 2009. These totals include $2.6 trillion of consolidated Fannie Mae MBS and $7.5 billion of Fannie Mae MBS held in portfolio as of December 31, 2010 and $147.9 billion of consolidated Fannie Mae MBS and $220.2 billion of Fannie Mae MBS held in portfolio as of December 31, 2009.

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $56.9 billion as of December 31, 2010 and $2.5 trillion as of December 31, 2009.

For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”

Partnership Investment Interests

For partnership investments where we have determined that we are the primary beneficiary, we have consolidated these investments and recorded all of the partnership assets and liabilities in our consolidated balance sheets. The carrying value of our partnership investments, which primarily include investments in affordable rental and for-sale housing partnerships, totaled $1.8 billion as of December 31, 2010, compared with $2.4 billion as of December 31, 2009.

LIHTC Partnership Interests

In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the LIHTC partnership, rather than the full amount of the LIHTC partnership’s assets and liabilities. During 2009, we explored options to sell or otherwise transfer our LIHTC investments for value consistent with our mission. On February 18, 2010, FHFA informed us that after consultation with Treasury, we were not authorized to sell or transfer our LIHTC partnership interests.

In the fourth quarter of 2009, we reduced the carrying value of our LIHTC partnership investments to zero, recognizing a loss of $5.0 billion, as we no longer had both the intent and ability to sell or otherwise transfer our LIHTC investments for value. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments. However, we still have an obligation to fund our LIHTC partnership investments and have recorded such obligation as a liability in our financial statements. Our obligation to fund consolidated LIHTC partnerships was $139 million as of December 31, 2010 and $282 million as of December 31, 2009. Our obligation to fund unconsolidated LIHTC partnerships was $141 million as of December 31, 2010 and $259 million as of December 31, 2009. Our contributions to consolidated LIHTC partnerships were $114 million for the year ended December 31, 2010 and $341 million for the year ended December 31, 2009. Our contribution to unconsolidated LIHTC partnerships was $158 million for the year ended December 31, 2010 and $293 million for the year ended December 31, 2009. As a result of our current tax position, we currently are not making any new LIHTC investments, other than pursuant to commitments existing prior to 2008, and are not recognizing any tax benefits in our consolidated statements of operations associated with the tax credits and net operating losses. For additional information regarding our holdings in off-balance sheet limited partnerships and other off-balance sheet transactions, refer to “Note 3, Consolidations and Transfers of Financial Assets” and “Note 18, Concentrations of Credit Risk.”

Treasury Housing Finance Agency Initiative

During the fourth quarter of 2009, we entered into agreements with Treasury, FHFA and Freddie Mac under which we provided assistance to state and local housing finance agencies (“HFAs”) through two primary programs, which together comprise what we refer to as the HFA initiative. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Transactions with Treasury—Treasury Housing Finance Agency Initiative” for a discussion of the HFA initiative.

Through assistance to state and local HFAs and pursuant to the temporary credit and liquidity facilities programs that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the HFAs. Our outstanding commitments under the temporary credit and liquidity facilities program totaled $3.7 billion as of December 31, 2010 and $870 million as of December 31, 2009.

Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $17.8 billion as of December 31, 2010 and $15.5 billion as of December 31, 2009. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds (exclusive of $3.7 billion as of December 31, 2010 and $870 million as of December 31, 2009, of our outstanding commitments under the HFA temporary credit and liquidity facilities program, for which we are not required to hold excess cash).

As of both December 31, 2010 and 2009, there were no liquidity guarantee advances outstanding.

RISK MANAGEMENT

Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to manage these risks and mitigate our losses by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities.

•	Credit Risk. Credit risk is the potential for financial loss resulting from the failure of a borrower or institutional counterparty to honor its financial or contractual obligations, resulting in a potential loss of earnings or cash flows. In regards to financial securities or instruments, credit risk is the risk of not receiving principal, interest or any other financial obligation on a timely basis, for any reason. Credit risk exists primarily in our mortgage credit book of business and derivatives portfolio.

•	Market Risk. Market risk is the exposure generated by adverse changes in the value of financial instruments caused by a change in market prices or interest rates. Two significant market risks we face and actively manage are interest rate risk and liquidity risk. Interest rate risk is the risk of changes in our long-term earnings or in the value of our net assets due to fluctuations in interest rates. Liquidity risk is our potential inability to meet our funding obligations in a timely manner.

•	Operational Risk. Operational risk is the loss resulting from inadequate or failed internal processes, people, systems, or from external events.

We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. Another risk that can impact our financial condition, earnings and cash flow is model risk, which is defined as the potential for model errors to adversely affect the company. See “Risk Factors” for a discussion of the risks associated with our reliance on models.

Our risk management framework and governance structure are intended to provide comprehensive controls and ongoing management of the major risks inherent in our business activities. Our ability to identify, assess, mitigate and control, and report and monitor risk is crucial to our safety and soundness.

•	Risk Identification. Risk identification is the process of finding, recognizing and describing risk. The identification of risk facilitates effective risk management by achieving awareness of the sources, impact and magnitude of risk.

•	Risk Assessment. We assess risk using a variety of methodologies, such as calculation of potential losses from loans and stress tests relating to interest rate sensitivity. When we assess risk we look at metrics such as frequency, severity, concentration, correlation, volatility and loss. Information obtained from these assessments is reviewed on a regular basis to ensure that our risk assumptions are reasonable and reflect our current positions.

•	Risk Mitigation & Control. We proactively develop appropriate mitigation strategies to prevent excessive risk exposure, address risks that exceed established tolerances, and address risks that create unanticipated business impact. Mitigation strategies and controls can be in the form of reduction, transference, acceptance or avoidance of the identified risk. We also manage risk through four control elements that are designed to work in conjunction with each other: (1) risk policies; (2) risk limits; (3) delegations of authority; and (4) risk committees.

•	Risk Reporting & Monitoring. Our business units actively monitor emerging and identified risks that are taken when executing our strategies. Risks and concerns are reported to the appropriate level of management to ensure that the necessary action is taken to mitigate the risk.

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

Our enterprise risk governance structure consists of the Board of Directors, executive leadership, including the Chief Risk Officer, the Enterprise Risk Management division, designated officers responsible for managing our financial risks, business unit chief risk officers, and risk management committees. This structure is designed to encourage a culture of accountability within the divisions and promote effective risk management throughout the company.

Our organizational structure and risk management framework work in conjunction with each other to identify risk-related trends with respect to customers, products or portfolios and external events to develop appropriate strategies to mitigate emerging and identified risks.

Board of Directors

The Board of Directors is responsible for the oversight of risk management primarily through the Board’s Risk Policy and Capital Committee. This board committee oversees risk-related policies, including: review of the corporate-level risk policies and limits; performance against these policies and limits; and the sufficiency of risk management capabilities. In addition, the Audit Committee reviews the system of internal controls that we rely upon to provide reasonable assurance of compliance with our enterprise risk management processes.

Enterprise Risk Management Division

Our Enterprise Risk Management division is headed by the Chief Risk Officer. The Chief Risk Officer reports directly to the Chief Executive Officer and independently to the Board of Directors, primarily through the Board’s Risk Policy and Capital Committee. Enterprise Risk Management is responsible for providing our risk management directives and functions as well as for establishing effective controls, including policy development, risk management methodologies and risk reporting.

Our Enterprise Risk Management division has designated chief risk officers for each of our business segments in addition to risk officers who are responsible for the management of our financial risks. These chief risk officers are responsible for oversight and approval of key risks within their respective business unit and for developing the appropriate risk policies and reporting requirements for their business unit.

Risk Committees

We use our risk committees as a forum for discussing emerging risks, risk mitigation strategies, and communication across business lines. Risk committees enhance the risk management framework by reinforcing our risk management culture and providing accountability for the resolution of key risk issues and decisions. Each business risk committee is co-chaired by the business unit chief risk officer and the business unit executive vice president and includes key business and risk leaders.

Our current committee structure includes four Business Risk Committees (Capital Markets Risk, Credit Portfolio Management Risk, Multifamily Risk and Single-Family Risk) and five Enterprise Risk Committees (Asset and Liability, Credit Risk, Credit Expense Forecast and Allowance, Model Risk Oversight and Change Management, and Operational Risk).

Internal Audit

Our Internal Audit group, under the direction of the Chief Audit Executive, provides an objective assessment of the design and execution of our internal control system, including our management systems, risk governance, and policies and procedures. The Chief Audit Executive reports directly and independently to the Audit Committee of the Board of Directors, and audit personnel are compensated on objectives set for the group by the Audit Committee rather than corporate financial results or goals. The Chief Audit Executive reports administratively to the Chief Executive Officer and may be removed only upon approval by the Board’s Audit Committee. Internal audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial and operating information is complete, accurate and reliable; and that employee actions comply with our policies and applicable laws and regulations.

Compliance and Ethics

The Compliance and Ethics division, under the direction of the Chief Compliance Officer, is dedicated to developing policies and procedures to help ensure that Fannie Mae and its employees comply with the law, our Code of Conduct, and all regulatory obligations. The Chief Compliance Officer reports directly to our Chief Executive Officer and independently to the Audit Committee of the Board of Directors, and Compliance

and Ethics personnel are compensated on objectives set for the group by the Audit Committee of the Board of Directors rather than corporate financial results or goals. The Chief Compliance Officer may be removed only upon Board approval. The Chief Compliance Officer is responsible for overseeing our compliance activities; developing and promoting a code of ethical conduct; evaluating and investigating any allegations of misconduct; and overseeing and coordinating regulatory reporting and examinations.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. Continuing adverse market conditions have resulted in significant exposure to mortgage and institutional counterparty credit risk. The metrics used to measure credit risk are generated using internal models. Our internal models require numerous assumptions and there are inherent limitations in any methodology used to estimate macro-economic factors such as home prices, unemployment and interest rates and their impact on borrower behavior. When market conditions change rapidly and dramatically the assumptions of our models may no longer accurately capture or reflect the changing conditions. On a continuous basis, management makes judgments about the appropriateness of the risk assessments indicated by the models. See “Risk Factors” for a discussion of the risks associated with our use of models.

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

Mortgage Credit Book of Business

Table 39 displays the composition of our entire mortgage credit book of business as of the periods indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of both December 31, 2010 and 2009. As a result of our adoption of the new accounting standards, we reflect a substantial majority of our Fannie Mae MBS as mortgage loans, which are reported on an actual unpaid principal balance basis and include the recognition of unscheduled payments made by borrowers in the month received. Previously, we recorded these Fannie Mae MBS in our mortgage credit book of business on a scheduled basis and recognized these payments when we remitted payment to the MBS trusts one month after the unscheduled payments were received. As a result of this timing difference, our mortgage credit book of business decreased upon adoption of the new accounting standards.

The total mortgage credit book of business is not impacted by our repurchase of delinquent loans as this activity is a reclassification from loans of consolidated trusts to loans of Fannie Mae.

Table 39:  Composition of Mortgage Credit Book of Business(1)

	As of December 31, 2010
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
			(Dollars in millions)

Mortgage assets:
Mortgage loans(4)	$2,766,870	$52,577	$170,074	$476	$2,936,944	$53,053
Fannie Mae MBS(5)(7)	5,961	1,586	—	2	5,961	1,588
Agency mortgage-related securities(5)(6)	17,291	1,506	—	24	17,291	1,530
Mortgage revenue bonds(5)	2,197	1,190	7,449	1,689	9,646	2,879
Other mortgage-related securities(5)	43,634	1,657	25,052	15	68,686	1,672

Total mortgage assets	2,835,953	58,516	202,575	2,206	3,038,528	60,722
Unconsolidated Fannie Mae MBS(5)(7)	2,230	17,238	37	1,818	2,267	19,056
Other credit guarantees(8)	15,529	3,096	16,601	393	32,130	3,489

Mortgage credit book of business	$2,853,712	$78,850	$219,213	$4,417	$3,072,925	$83,267

Guaranty book of business	$2,790,590	$74,497	$186,712	$2,689	$2,977,302	$77,186

	As of December 31, 2009
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
			(Dollars in millions)

Mortgage portfolio:
Mortgage loans(4)	$243,730	$52,399	$119,829	$585	$363,559	$52,984
Fannie Mae MBS(5)	218,033	1,816	314	82	218,347	1,898
Agency mortgage-related securities(5)(6)	41,337	1,309	—	21	41,337	1,330
Mortgage revenue bonds(5)	2,709	2,056	7,734	1,954	10,443	4,010
Other mortgage-related securities(5)	47,825	1,796	25,703	20	73,528	1,816

Total mortgage portfolio	553,634	59,376	153,580	2,662	707,214	62,038
Fannie Mae MBS held by third parties(5)(7)	2,370,037	15,197	46,628	927	2,416,665	16,124
Other credit guarantees(8)	9,873	802	16,909	40	26,782	842

Mortgage credit book of business	$2,933,544	$75,375	$217,117	$3,629	$3,150,661	$79,004

Guaranty book of business	$2,841,673	$70,214	$183,680	$1,634	$3,025,353	$71,848

(1)	Based on unpaid principal balance.

(2)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(3)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(4)	Includes unscheduled borrower principal payments.

(5)	Excludes unscheduled borrower principal payments.

(6)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(7)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(8)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Single-Family Mortgage Credit Risk Management

Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies and underwriting standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These strategies, which we discuss in detail below, may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

In evaluating our single-family mortgage credit risk, we closely monitor changes in housing and economic conditions and the impact of those changes on the credit risk profile of our single-family mortgage credit book of business. We regularly review and provide updates to our underwriting standards and eligibility guidelines that take into consideration changing market conditions. The credit risk profile of our single-family mortgage credit book of business is influenced by, among other things, the credit profile of the borrower, features of the loan, loan product type, the type of property securing the loan and the housing market and general economy. We focus our efforts more on loans that we believe pose a higher risk of default, which typically have been loans associated with higher mark-to-market LTV ratios, loans to borrowers with lower FICO credit scores and certain higher risk loan product categories, including Alt-A loans. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.

The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our single-family guaranty book of business for which we have access to detailed loan-level information, which constituted over 99% of our single-family conventional guaranty book of business as of December 31, 2010 and 98% as of December 31, 2009. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

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

We initiated underwriting and eligibility changes that became effective in 2009 such as establishing a minimum FICO credit score and a maximum debt-to-income cap, updating Desktop Underwriter’s credit risk assessment model by implementing Desktop Underwriter 8.0, and we provided updates to our property-related policies. All of the changes focused on strengthening the underwriting and eligibility standards to promote sustainable homeownership. The result of many of these changes is reflected in the substantially improved risk profile of the single-family acquisitions in 2010 and 2009.

Our charter requires that single-family conventional mortgage loans with LTV ratios above 80% at acquisition that we purchase or that back Fannie Mae MBS generally be covered by one or more of the following: (1) insurance or a guaranty by a qualified insurer; (2) a seller’s agreement to repurchase or replace any mortgage loan in default (for such period and under such circumstances as we may require); or (3) retention by the seller of at least a 10% participation interest in the mortgage loans. However, under our Refi Plus initiative, which includes HARP, we allow our borrowers who have mortgage loans with current LTV ratios up to 125% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. We have worked with FHFA to provide us with the flexibility to implement this element of RefiPlus. FHFA granted our request for an extension of this flexibility for loans originated through June 2011. We have submitted a request to FHFA for an additional extension.

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

For a discussion of our aggregate mortgage insurance coverage as of December 31, 2010 and 2009, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”

We monitor both housing and economic market conditions as well as loan performance, to manage and evaluate our credit risks. During 2010, we announced several changes to our single-family acquisition and servicing policies and underwriting standards that were intended to improve the credit quality of mortgage loans delivered to us, strengthen our servicing policies, continue our corporate focus on sustainable homeownership and further reduce our acquisition of higher-risk conventional loan categories. Some of these changes include:

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

reducing investor and lender risks. As part of the LQI, we have implemented or announced certain initiatives designed to validate certain borrower and property information and collect additional property and appraisal data prior to or at the time of delivery of the mortgage loan:

•	Implementation of FHFA’s Uniform Mortgage Data Program that provides a common approach to collection of the appraisal and loan delivery data required on the loans that lenders sell to Fannie Mae;

•	Development of the Uniform Loan Delivery Dataset definition of single-family loan delivery data requirements for all mortgages delivered to either GSE on or after March 19, 2012;

•	Launch of EarlyChecktm, a new service that provides lenders access to loan delivery data checks that are designed to help them identify potential data problems at any point prior to loan delivery;

•	Adjustments to pricing of flow business for mortgage loans with certain risk characteristics to ensure that Fannie Mae is positioned to provide a stable source of liquidity to its lender partners;

•	On October 18, 2010, the Federal Reserve Board released an interim final rule on appraiser independence. Under the Dodd-Frank Act, promulgation of the interim final rule resulted in the termination of the Home Valuation Code of Conduct (“HVCC”). In October 2010, we announced the Appraiser Independence Requirements that we, FHFA and key industry participants developed to replace the HVCC. The Appraiser Independence Requirements maintain the spirit and intent of the HVCC and continue to provide important protections for mortgage investors, home buyers, and the housing market;

•	Updating of our existing quality control standards to require that lenders follow our revised requirements for their quality control plans, reviews and processes, as well as updated requirements for the approval and management of third-party originators. We have also increased our enforcement and monitoring resources to increase lender compliance with these revised standards;

•	Changes to interest-only mortgage loans, including minimum reserve and FICO credit score requirements, lower LTV ratios, and the elimination of interest-only eligibility for certain products, including cash-out refinances, 2- to 4-unit properties and investment properties;

•	Adjustments to the qualifying interest rate requirements for adjustable-rate mortgage loans with an initial term of five years or less to help increase the probability that borrowers are able to absorb future payment increases;

•	Elimination of balloon mortgage loans as an eligible product under our standard business;

•	Continuation of our providing guidance to assist servicers in implementing the eligibility, underwriting and servicing requirements of HAMP. For example, we implemented changes to require full verification of borrower eligibility prior to offering a trial period plan and issued guidance around income verification options;

•	Enhancements to loss mitigation options to provide payment relief for homeowners who have lost their jobs by offering eligible unemployed borrowers a forbearance plan to temporarily reduce or suspend their mortgage payments;

•	Introduction of the Home Affordable Foreclosure Alternatives program which is designed to mitigate the impact of foreclosures on borrowers who were eligible for a loan modification under HAMP but ultimately were unsuccessful in obtaining one;

•	Introduction of servicer requirements for staffing, training and performance monitoring of default-related activities as well as enhanced guidance for call coverage and borrower contact;

•	Adjustment to the minimum waiting period that must elapse after a foreclosure before a borrower without extenuating circumstances is eligible for a new mortgage loan. The adjustment is designed to increase disincentives for borrowers to walk away from their mortgages without working with servicers to pursue alternatives to foreclosure. Borrowers with extenuating circumstances or those who agree to foreclosure alternatives may qualify for new mortgage loans eligible for sale to Fannie Mae in as little as two to three years;

•	Addition of new requirements for financial information verification before borrowers can be offered a loan modification outside of HAMP;

•	Introduction of a Unique Hardship policy to allow servicers to grant forbearance, and a provision for credit bureau reporting relief, to borrowers who face difficulty maintaining timely payments due to an event or temporary financial hardship that has been classified by us as a unique hardship;

•	Adjustments to foreclosure time frames and notice of compensatory fees for breach of servicing obligations, which are designed to hold servicers accountable for their servicing requirements and aim to improve servicer performance and costly delays in foreclosure proceedings; and

•	Introduction of the Second Lien Modification Program (2MP), which is designed to work in tandem with HAMP for first liens to create a comprehensive solution to help borrowers achieve greater affordability by lowering payments on both first and second lien mortgage loans for borrowers whose second lien loan is owned by Fannie Mae.

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

The profile of our guaranty book of business is comprised of the following key loan attributes:

—	LTV ratio. LTV ratio is a strong predictor of credit performance. The likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases. This also applies to the estimated mark-to-market LTV ratios, particularly those over 100%, as this indicates that the borrower’s mortgage balance exceeds the property value.

—	Product type. Certain loan product types have features that may result in increased risk. Generally, intermediate-term, fixed-rate mortgages exhibit the lowest default rates, followed by long-term, fixed-rate mortgages. ARMs and balloon/reset mortgages typically exhibit higher default rates than fixed-rate mortgages, partly because the borrower’s future payments may rise, within limits, as interest rates change. Negative-amortizing and interest-only loans also default more often than traditional fixed-rate mortgage loans.

—	Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on two-, three- or four-unit properties.

—	Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.

—	Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

—	Credit score. Credit score is a measure often used by the financial services industry, including our company, to assess borrower credit quality and the likelihood that a borrower will repay future obligations as expected. A higher credit score typically indicates lower credit risk.

—	Loan purpose. Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. Cash-out refinancings have a higher risk of default than either mortgage loans used for the purchase of a property or other refinancings that restrict the amount of cash returned to the borrower.

—	Geographic concentration. Local economic conditions affect borrowers’ ability to repay loans and the value of collateral underlying loans. Geographic diversification reduces mortgage credit risk.

—	Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Statistically, the peak ages for default are currently from two to six years after origination. However, we have seen higher early default rates for loans originated in 2006 and 2007, due to a higher number of loans originated during these years with risk layering. Risk layering means permitting a loan to have several features that compound risk, such as loans with reduced documentation and higher risk loan product types.

Table 40 presents our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 40:  Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

				Percent of Single-Family
	Percent of Single-Family			Conventional Guaranty
	Conventional Business Volume(2)			Book of Business(3)(4)
	For the Year Ended December 31,			As of December 31,
	2010	2009	2008	2010	2009	2008
	(Dollars in millions)

Original LTV ratio:(5)
<= 60%	30%	33%	23%	24%	24%	22%
60.01% to 70%	16	17	16	16	16	16
70.01% to 80%	38	40	39	41	42	43
80.01% to 90%(6)	9	7	12	9	9	9
90.01% to 100%(6)	5	3	10	9	9	10
Greater than 100%(6)	2	*	*	1	*	*

Total	100%	100%	100%	100%	100%	100%

Weighted average	68%	67%	72%	71%	71%	72%
Average loan amount	$219,431	$219,118	$208,652	$155,531	$153,302	$148,824
Estimated mark-to-market LTV ratio:(7)
<= 60%				28%	31%	36%
60.01% to 70%				13	13	13
70.01% to 80%				19	19	17
80.01% to 90%				15	14	14
90.01% to 100%				9	9	8
Greater than 100%				16	14	12

Total				100%	100%	100%

Weighted average				77%	75%	70%
Product type:
Fixed-rate:(8)
Long-term	72%	82%	78%	74%	75%	74%
Intermediate-term	22	15	12	14	13	13
Interest-only	*	*	2	2	3	3

Total fixed-rate	94	97	92	90	91	90

Adjustable-rate:
Interest-only	1	1	4	4	4	5
Negative-amortizing	—	*	—	*	1	1
Other ARMs	5	2	4	6	4	4

Total adjustable-rate	6	3	8	10	9	10

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	98%	98%	97%	97%	96%	96%
2-4 units	2	2	3	3	4	4

Total	100%	100%	100%	100%	100%	100%

				Percent of Single-Family
	Percent of Single-Family			Conventional Guaranty
	Conventional Business Volume(2)			Book of Business(3)(4)
	For the Year Ended December 31,			As of December 31,
	2010	2009	2008	2010	2009	2008
	(Dollars in millions)

Property type:
Single-family homes	91%	92%	89%	91%	91%	91%
Condo/Co-op	9	8	11	9	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	91%	93%	89%	90%	90%	90%
Second/vacation home	4	5	5	4	4	4
Investor	5	2	6	6	6	6

Total	100%	100%	100%	100%	100%	100%

FICO credit score:
< 620	* %	* %	3%	4%	4%	5%
620 to < 660	2	2	6	7	8	9
660 to < 700	7	7	14	15	16	17
700 to < 740	16	17	22	21	22	23
>= 740	75	74	55	53	50	45
Not available	*	*	—	—	*	1

Total	100%	100%	100%	100%	100%	100%

Weighted average	762	761	738	735	730	724
Loan purpose:
Purchase	22%	20%	41%	33%	36%	41%
Cash-out refinance	20	27	31	29	31	32
Other refinance	58	53	28	38	33	27

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	16%	16%	15%	15%	16%	16%
Northeast	20	19	18	19	19	19
Southeast	18	20	23	24	24	25
Southwest	15	15	16	15	15	16
West	31	30	28	27	26	24

Total	100%	100%	100%	100%	100%	100%

Origination year:
<=2000				1%	2%	2%
2001				1	1	2
2002				3	4	5
2003				11	14	18
2004				7	7	10
2005				9	10	13
2006				8	11	14
2007				12	15	20
2008				9	13	16
2009				21	23	—
2010				18	—	—

Total				100%	100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.6% of our single-

family conventional guaranty book of business as of December 31, 2010, 2009 and 2008. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Percentages calculated based on unpaid principal balance of loans at time of acquisition. Single-family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Percentages calculated based on unpaid principal balance of loans as of the end of each period.

(4)	Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 3.9% of our single-family conventional guaranty book of business as of December 31, 2010 and 2.4% as of December 31, 2009. See “Business—Our Charter and Regulation of Our Activities—Charter Act-Loan Standards” for additional information on loan limits.

(5)	The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)	We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under Refi Plus, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have a LTV ratio over 80%.

(7)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(8)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate has maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(9)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary

In 2009, we began to see the positive effects of actions we took, beginning in 2008, to significantly restrict our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. As a result of these changes and other market conditions, we reduced our acquisition of loans with higher-risk loan attributes. The single-family loans we purchased or guaranteed in 2010 have had a strong credit profile with a weighted average original LTV ratio of 68%, a weighted average FICO credit score of 762, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. Due to the relatively high volume of Refi Plus loans (including HARP), the LTV ratios at origination for our 2010 acquisitions to date are higher than for our 2009 acquisitions.

Improvements in the credit profile of our acquisitions since January 1, 2009 reflect changes we made in our pricing and eligibility standards, as well as changes our mortgage insurers made in their eligibility standards. Whether our acquisitions in 2011 will exhibit the same credit profile as our recent acquisitions depends on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers’ eligibility standards, our future volume of Refi Plus acquisitions, which typically include higher LTV ratios and lower FICO credit scores, and future market conditions. In addition, FHA’s role as the lower-cost option for some consumers, or in some cases the only option, for loans with higher LTV ratios further reduced our acquisition of these types of loans. However, in October 2010, changes to FHA’s pricing structure became effective, which may reduce its cost advantage to some consumers. We expect the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices.

The credit profile of our acquisitions in 2010 was further influenced by a significant percentage of our acquisitions representing refinanced loans, which generally have a strong credit profile because refinancing indicates the borrower’s ability to make their mortgage payment and desire to maintain homeownership. Refinancings represented 78% of our single-family acquisitions in 2010. While refinanced loans have historically tended to perform better than loans used for initial home purchase, Refi Plus loans may not ultimately perform as strongly as traditional refinanced loans because these loans, which relate to non-delinquent Fannie Mae mortgages that were refinanced, may have original LTV ratios as high as 125% and lower FICO credit scores than traditional refinanced loans. Our regulator granted our request for an extension of these flexibilities for loans originated through June 2011. Approximately 10% of our single-family conventional business volume for 2009 consisted of loans with a LTV ratio higher than 80% at the time of purchase. For the year ended December 31, 2010, these loans accounted for 16% of our single-family business volume.

The prolonged and severe decline in home prices has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business to remain high at 77% as of December 31, 2010, and 75% as of 2009. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 16% as of December 31, 2010, and 14% as of December 31, 2009. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

Our exposure, as discussed in this paragraph, to Alt-A and subprime loans included in our single-family conventional guaranty book of business does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of our exposure to private-label mortgage-related securities backed by Alt-A and subprime loans. As a result of our decision to discontinue the purchase of newly originated Alt-A loans, except for those that represent the refinancing of an existing Fannie Mae Alt-A loan, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to decrease over time. We are also not currently acquiring newly originated subprime loans. We have classified a mortgage loan as Alt-A if the lender that delivered the loan to us classified the loan as Alt-A based on documentation or other features. We have classified a mortgage loan as subprime if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender. We exclude from the subprime classification loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We apply our classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A and subprime loans included in our single-family conventional guaranty book of business of $218.3 billion as of December 31, 2010, represented approximately 7.8% of our single-family conventional guaranty book of business. See “Note 18, Concentration of Credit Risk” for additional information on our total exposure to Alt-A and subprime loans and mortgage-related securities and “Table 40: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for information on our single-family book of business.

We also provide information on our jumbo-conforming, high-balance loans and reverse mortgages. The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $109.7 billion, or 3.9% of our single-family conventional guaranty book of business, as of December 31, 2010 and $66.6 billion, or 2.4% of our single-family conventional guaranty book of business, as of December 31, 2009. Jumbo-conforming and high-balance loans refer to high-balance loans we acquired pursuant to the Economic Stimulus Act of 2008, the 2008 Reform Act and the American Recovery and Reinvestment Act of 2009, which increased our conforming loan limits in certain high-cost areas above our standard conforming loan limit. The standard conforming loan limit for a one-unit property was $417,000 in 2010 and 2009. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for additional information on our loan limits.

The outstanding unpaid principal balance of reverse mortgage whole loans included in our mortgage portfolio was $50.8 billion as of December 31, 2010 and $50.2 billion as of December 31, 2009. The majority of these loans are home equity conversion mortgages insured by the federal government through the FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans. Our market share of new reverse mortgage acquisitions was 2% in 2010 and 50% in 2009. The decrease in our market share was a result of changes in our pricing strategy and market conditions. In December 2010 we communicated to our lenders that we are exiting the reverse mortgage business and will no longer acquire newly originated home equity conversion mortgages.

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

Our home retention solutions are intended to help borrowers stay in their homes and include loan modifications, repayment plans and forbearances. Because we believe that reducing delays and implementing solutions that can be executed in a timely manner and early in the delinquency increases the likelihood that our problem loan management strategies will be successful in avoiding a default or minimizing severity, it is important for our servicers to work with borrowers to complete these solutions as early in their delinquency as feasible. If the servicer cannot provide a viable home retention solution for a problem loan, the servicer will seek to offer foreclosure alternatives, primarily preforeclosure sales and deeds-in-lieu of foreclosure. These alternatives reduce the severity of our loss resulting from a borrower’s default while permitting the borrower to avoid going through a foreclosure. However, the existence of a second lien may limit our ability to provide borrowers with loan workout options, including those that are part of our foreclosure prevention efforts. We occasionally execute third-party sales, where we sell the property to a third party immediately prior to entering the foreclosure process. When appropriate, we seek to move to foreclosure expeditiously.

Our mortgage servicers are the primary point of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. We seek to improve the servicing of our delinquent loans through a variety of means, including improving our communications with and training of our servicers, increasing the number of our personnel who manage our servicers, directing servicers to contact borrowers at an earlier stage of delinquency and improve their telephone communications with borrowers, and holding our servicers accountable for following our requirements. We continue to work with some of our servicers to test and implement “high-touch” servicing protocols designed for managing higher-risk loans, which include lower ratios of loans per servicer employee, beginning borrower outreach strategies earlier in the delinquency cycle and establishing a single point of resolution for distressed borrowers. Additionally, partnering with our servicers, civic and community leaders and housing industry partners, we have launched a series of nationwide Mortgage Help Centers that will accelerate the response time for struggling borrowers with loans owned by us. During 2010, we established six Mortgage Help Centers and completed approximately 900 home retention plans that kept borrowers in their homes. We plan to open additional Mortgage Help Centers in 2011.

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

Table 41:  Delinquency Status of Single-Family Conventional Loans

	As of December 31,
	2010	2009	2008

As of period end:
Delinquency status:
30 to 59 days delinquent	2.32%	2.46%	2.52%
60 to 89 days delinquent	0.87	1.07	1.00
Seriously delinquent	4.48	5.38	2.42
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	67.30%	57.22%	40.00%

Early Stage Delinquency

The prolonged and severe decline in home prices, coupled with continued high unemployment, caused an overall increase in the number of early stage delinquencies—loans that are less than three monthly payments past due—over the past several years. The number of early stage delinquencies has decreased as of December 31, 2010 compared with 2009; however, the potential number of loans at imminent risk of payment default remains elevated.

Serious Delinquency

The potential number of loans at risk of becoming seriously delinquent has diminished in 2010. As of December 31, 2010, the percentage and number of our single-family conventional loans that were seriously delinquent decreased, as compared to December 31, 2009 and has decreased every month since February 2010. The decrease in our serious delinquency rate in 2010 is primarily the result of:

•	Home retention workouts and foreclosure alternatives we completed.

•	Higher volume of foreclosures during 2010.

•	Higher percentage of our single-family guaranty book of business from 2009 and later vintages, which have strong credit characteristics.

We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, and the extent to which borrowers with modified loans again become delinquent in their payments.

We continue to work with our servicers to reduce delays in determining and executing the appropriate workout solution. However, the continued negative trends in the current economic environment, such as the sustained weakness in the housing market and high unemployment, have continued to adversely affect the serious delinquency rates across our single-family conventional guaranty book of business and the serious delinquency rate remains elevated. Additionally, the period of time that loans are seriously delinquent continues to remain extended as the factors present during 2009 were relatively unchanged during 2010. During 2009, the number of loans that transitioned to seriously delinquent and the aging of our seriously delinquent loans increased substantially from 2008 due to the following factors:

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

Further, as described in “Business—Executive Summary,” we believe the current servicer foreclosure pause has negatively affected our serious delinquency rates.

Table 42 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the periods indicated for single-family conventional loans in our single-family guaranty book of business.

Table 42:  Serious Delinquency Rates

	As of December 31,
	2010		2009		2008
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	4.16%	16%	4.97%	16%	2.44%
Northeast	19	4.38	19	4.53	19	1.97
Southeast	24	6.15	24	7.06	25	3.27
Southwest	15	3.05	15	4.19	16	1.98
West	27	4.06	26	5.45	24	2.10

Total single-family conventional loans	100%	4.48%	100%	5.38%	100%	2.42%

Single-family conventional loans:
Credit enhanced	15%	10.60%	18%	13.51%	21%	6.42%
Non-credit enhanced	85	3.40	82	3.67	79	1.40

Total single-family conventional loans	100%	4.48%	100%	5.38%	100%	2.42%

(1)	See footnote 9 to “Table 40: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

While loans across our single-family guaranty book of business have been affected by the weak market conditions, loans in certain states, certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTVs, and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and/or account for a disproportionate share of our credit losses. States in the Midwest have experienced prolonged economic weakness and California, Florida, Arizona and Nevada have experienced the most significant declines in home prices coupled with unemployment rates that remain high.

Table 43 presents the conventional serious delinquency rates and other financial information for our single-family loans with some of these higher-risk characteristics as of the periods indicated. The reported categories are not mutually exclusive. See “Consolidated Results of Operations—Credit-Related Expenses—Credit Loss Performance Metrics” for information on the portion of our credit losses attributable to Alt-A loans and certain other higher-risk loan categories.

Table 43:  Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	December 31, 2010				December 31, 2009				December 31, 2008
				Estimated				Estimated				Estimated
				Mark-to-				Mark-to-				Mark-to-
	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market
	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV
	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)
	(Dollars in millions)

States:
Arizona	$71,052	2%	6.23%	105%	$76,073	3%	8.80%	100%	$77,728	3%	3.41%	86%
California	507,598	18	3.89	76	484,923	17	5.73	77	436,117	16	2.30	71
Florida	184,101	7	12.31	107	195,309	7	12.82	100	199,871	7	6.14	87
Nevada	31,661	1	10.66	128	34,657	1	13.00	123	35,787	1	4.74	98
Select Midwest states(2)	292,734	11	4.80	80	304,147	11	5.62	77	308,463	11	2.70	72
All other states	1,695,615	61	3.46	71	1,701,379	61	4.11	69	1,653,426	62	1.86	66
Product type:
Alt-A(3)	211,770	8	13.87	96	248,311	9	15.63	92	290,778	11	7.03	81
Subprime	6,499	*	28.20	103	7,364	*	30.68	97	8,417	*	14.29	87
Vintages:
2006	232,009	8	12.19	104	292,184	11	12.87	97	372,254	14	5.11	85
2007	334,110	12	13.24	104	422,956	15	14.06	96	536,459	20	4.70	87
All other vintages	2,216,642	80	2.62	70	2,081,348	74	3.08	67	1,802,679	66	1.51	62
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	435,991	16	17.70	130	403,443	14	22.09	128	314,674	12	10.98	119
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	21,205	1	21.41	109	23,966	1	27.96	104	27,159	1	15.97	98

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

(3)	For 2009, data for Alt-A loans does not reflect loans we acquired in 2009 upon the refinance of existing Alt-A loans.

Management of Problem Loans and Loan Workout Metrics

The efforts of our mortgage servicers are critical in keeping people in their homes, preventing foreclosures and providing homeowner assistance. We have substantially increased the number of personnel designated to work with our servicers. In addition, we have employees working on-site with our largest servicers. Three key areas where our servicers play a critical role in implementing our home retention and foreclosure prevention initiatives are: (1) establishing contact with the borrower; (2) reviewing the borrower’s financial profile in identifying potential home retention strategies to reduce the likelihood that the borrower will re-default; and (3) in the event that there is not a suitable home retention strategy available, offering a viable foreclosure alternative to the borrower.

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

Loan modifications involve changes to the original mortgage terms such as product type, interest rate, amortization term, maturity date and/or unpaid principal balance. Modifications include TDRs, which is the only form of modification in which we do not expect to collect the full original contractual principal and interest due under the loan. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan.

During 2009 and 2010, we experienced a significant shift in our approach to workouts to address the increasing number of borrowers facing long-term, rather than short-term, financial hardships. While it has always been our objective to help borrowers retain their homes, prior to 2009, our workout solutions focused on borrowers after the hardship that caused them to be delinquent on their mortgage obligation had been resolved. These solutions included (1) loan modifications that capitalized the delinquent principal and interest payments and/or extended the term of the loan, or (2) a personal loan, called a HomeSaver Advance, used to cover the delinquent principal and interest. When a home retention solution was not available, the borrower would sell the property as a means of paying off the entire mortgage obligation as the value of the property was generally in excess of their mortgage obligation.

During 2009 and 2010, the prolonged economic stress and high levels of unemployment hindered the efforts of many delinquent borrowers to bring their loans current. Accordingly, borrowers have become increasingly in need of a workout solution prior to the resolution of the hardships that are causing their mortgage delinquency. As a result, we completed more loan modifications during 2010 that are concentrated on lowering or deferring the borrowers’ monthly mortgage payments for a predetermined period of time to allow borrowers to work through their hardships. The vast majority of our loan modifications during 2010 and 2009 were designed to help distressed borrowers by reducing the borrower’s monthly principal and interest payment through an extension of the loan term, a reduction in the interest rate, or a combination of both.

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

In addition, there has been greater focus on alternatives to foreclosure for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first lien mortgage obligation, our servicers work with a borrower to sell their home prior to foreclosure in a preforeclosure sale or accept the deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer. These alternatives are designed to reduce our credit losses while helping borrowers avoid the pressure and stigma associated with a foreclosure.

Table 44 provides statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications under HAMP or repayment and forbearance plans that have been initiated but not completed.

Table 44:  Statistics on Single-Family Loan Workouts

	For the Year Ended
	2010		2009		2008
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications	$82,826	403,506	$18,702	98,575	$5,119	33,388
Repayment plans and forbearances completed(1)	4,385	31,579	2,930	22,948	936	7,892
HomeSaver Advance first-lien loans	688	5,191	6,057	39,199	11,196	70,967

	$87,899	440,276	$27,689	160,722	$17,251	112,247

Foreclosure alternatives:
Preforeclosure sales	$15,899	69,634	$8,457	36,968	$2,212	10,355
Deeds-in-lieu of foreclosure	1,053	5,757	491	2,649	252	1,341

	$16,952	75,391	$8,948	39,617	$2,464	11,696

Total loan workouts	$104,851	515,667	$36,637	200,339	$19,715	123,943

Loan workouts as a percentage of single-family guaranty book of business(2)	3.66%	2.87%	1.26%	1.10%	0.70%	0.68%

(1)	For the years ended December 31, 2010 and 2009, repayment plans reflected those plans associated with loans that were 60 days or more delinquent. For the year ended December 31, 2008, repayment plans reflected those plans associated with loans that were 90 days or more delinquent. If we had included repayment plans associated with loans that were 60 days or more delinquent for the year ended December 31, 2008, the unpaid principal balance that had repayment plans and forbearances completed would have been $2.8 billion and the number of loans that had repayment plans and forbearances completed would have been 22,337.

(2)	Represents total loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of each year.

We increased the volume of workouts during 2010 compared with 2009, through our home retention and foreclosure prevention efforts. Loan modification volume was more than four times larger in 2010 than in 2009, as the number of borrowers who were experiencing financial difficulty increased and a significant number of HAMP trial modifications were completed and became permanent HAMP modifications. HomeSaver Advance workout volume substantially declined and this workout option was ultimately retired in 2010. HomeSaver Advances were only used in limited circumstances as a result of more borrowers facing permanent, instead of short-term, hardships as well as our requirement that all potential loan workouts first be evaluated under HAMP before being considered for other alternatives. We also agreed to an increasing number of preforeclosure sales and accepted a higher number of deeds-in-lieu of foreclosure during 2010 as these are favorable solutions for a growing number of borrowers. The volume of our foreclosure alternatives remained high throughout 2010.

Because we did not begin implementing HAMP until March 2009, the vast majority of loan modifications performed during 2009 were not made under HAMP; during 2010, slightly less than half of our loan modifications were completed under HAMP. During 2010, we initiated approximately 163,000 trial modifications under HAMP, along with other types of loan modifications, repayment plans and forbearance compared with 333,000 during 2009. It is difficult to predict how many of these trial modifications and initiated plans will be completed. During 2009, there were only a limited number of permanent HAMP modifications because the program entails at least a three month trial period. During this trial period, the loan servicer evaluates the borrower’s ability to make the required modified loan payment and collects all required documentation before making the modification effective. The inability to obtain proper documentation from borrowers who had entered into a trial modification was a significant factor in the low number of modifications that became permanent under HAMP in 2009. In a February 2010 announcement, as directed by Treasury, servicers are required to conduct a full verification of a borrower’s eligibility prior to offering a

HAMP trial period plan. This is effective for all HAMP trial period plans with effective dates on or after June 1, 2010.

We remain focused on our goals to minimize our credit losses and continue to look for additional solutions to help borrowers stay in their homes and avoid foreclosure. However, in those instances where borrowers are unable to stay in their homes, we expect to increase the use of foreclosure alternatives. Also during 2010, we began offering an Alternative Modificationtm option for Fannie Mae borrowers who were believed to be eligible for and accepted a HAMP trial modification plan, made their required payments during their trial period, but were subsequently denied a permanent modification because they were unable to demonstrate compliance with the eligibility requirements for a permanent modification under HAMP. In many cases, these borrowers initially qualified for a HAMP trial modification based on verbal information and, upon verification of their income, it was discovered that their income was either too high or too low relative to their monthly mortgage payment for them to meet the program’s requirements. Alternative Modifications are available only for borrowers who were in a HAMP trial modification that was initiated by March 1, 2010. Alternative Modifications were not available after August 31, 2010.

Table 45 displays the profile of loan modifications (HAMP and non-HAMP) provided to borrowers during 2010, 2009 and 2008.

Table 45:  Loan Modification Profile

	2010	2009	2008

Term extension, interest rate reduction, or combination of both(1)	93%	93%	57%
Initial reduction in monthly payment(2)	91	87	38
Estimated mark-to-market LTV ratio > 100%	53	47	22
Troubled debt restructurings	94	92	60

(1)	Reported statistics for term extension, interest rate reduction or the combination include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

A significant portion of our modifications pertain to loans with a mark-to-market LTV ratio greater than 100% because these borrowers are typically unable to refinance their mortgages or sell their homes for a price that allows them to pay off their mortgage obligation as their mortgages are greater than the value of their homes. Additionally, the serious delinquency rate for these loans tends to be significantly higher than the overall average serious delinquency rate. As of December 31, 2010, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 18%, compared with our overall average single-family serious delinquency rate of 4.48%.

Approximately 50% of loans modified during 2009 were current or had paid off as of one year following loan modification date. In comparison, 36% of loans modified during 2008 were current or had paid off as of one year following the loan modification date. There is significant uncertainty regarding the ultimate long term success of our current modification efforts because of the economic and financial pressures on borrowers. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets.

As we have focused our efforts on distressed borrowers who are experiencing current economic hardship, the short-term performance of our workouts may not be indicative of long-term performance. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and home prices.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 46 compares our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 46:  Single-Family Foreclosed Properties

	For the Year Ended December 31,
	2010	2009	2008

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	86,155	63,538	33,729
Acquisitions by geographic area:(2)
Midwest	57,761	36,072	30,026
Northeast	14,049	7,934	5,984
Southeast	79,453	39,302	24,925
Southwest	55,276	31,197	18,340
West	55,539	31,112	15,377

Total properties acquired through foreclosure	262,078	145,617	94,652
Dispositions of REO	(185,744)	(123,000)	(64,843)

End of period inventory of single-family foreclosed properties (REO)(1)	162,489	86,155	63,538

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$14,955	$8,466	$6,531

Single-family foreclosure rate(4)	1.46%	0.80%	0.52%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 40: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the total number of properties acquired through foreclosure as a percentage of the total number of loans in our single-family conventional guaranty book of business as of the end of each respective period.

The continued weak economy, as well as high unemployment rates, continues to result in an increase in the percentage of our mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure. Additionally, the prolonged decline in home prices on a national basis has significantly reduced the values of our single-family REO. Despite the increase in our foreclosure rate during 2010, foreclosure levels were lower than what they otherwise would have been due to our directive to servicers to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a HAMP modification and that all other home retention and foreclosure prevention alternatives have been exhausted and the delay due to the foreclosure pause. Additionally, foreclosure levels during 2009 were affected by the foreclosure moratoria. To increase the effectiveness of our loss mitigation efforts, it is important that our servicers work with delinquent borrowers early in the delinquency to determine whether a home retention or foreclosure alternative will be viable and, where no alternative is viable, to reduce delays in proceeding to foreclosure. Accordingly, we are working to manage our foreclosure timelines more efficiently.

Further, we have seen an increase in the percentage of our properties that we are unable to market for sale in 2010 compared with 2009. The most common reasons for our inability to market properties for sale are: (1) properties are within the period during which state law allows the former mortgagor and second lien holders to redeem the property (states which allow this are known as “redemption states”); (2) properties are still occupied by the person or personal property and the eviction process is not yet complete (“occupied status”); or (3) properties are being repaired. As we are unable to market a higher portion of our inventory, it slows the pace at which we can dispose of our properties and increases our foreclosed property expense related to costs associated with ensuring that the property is vacant and maintaining the property. For example, as of December 31, 2010, approximately 27% of our properties that we were unable to market for sale were in redemption status, which lengthens the time a property is in our REO inventory by an average of two to six months. Additionally, as of December 31, 2010, approximately 40% of our properties that we were unable to market for sale were in occupied status, which lengthens the time a property is in our REO inventory by an average of one to two months.

As shown in Table 47 we have experienced a disproportionate share of foreclosures in certain states as compared to their share of our guaranty book of business. This is primarily because these states have had significant home price depreciation or weak economies, and in the case of California and Florida specifically, a significant number of Alt-A loans.

Table 47:  Single-Family Acquired Property Concentration Analysis

	As of	For The Year Ended	As of	For The Year Ended	As of	For The Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
		Percentage of		Percentage of		Percentage of
	Percentage of	Properties	Percentage of	Properties	Percentage of	Properties
	Book	Acquired	Book	Acquired	Book	Acquired
	Outstanding(1)	by Foreclosure(2)	Outstanding(1)	by Foreclosure(2)	Outstanding(1)	by Foreclosure(2)

States:
Arizona, California, Florida and Nevada	28%	36%	28%	36%	27%	27%
Illinois, Indiana, Michigan and Ohio	11	17	11	20	11	25

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Calculated based on the number of properties acquired through foreclosure during the period divided by the total number of properties acquired through foreclosure.

Although we have expanded our loan workout initiatives to help borrowers stay in their homes, our foreclosure levels for 2010 were higher than 2009 as a result of the continued adverse impact that the weak economy and high unemployment have had on the financial condition of borrowers. As described in “Executive Summary,” a number of our single-family mortgage servicers have recently halted foreclosures in some or all states after discovering deficiencies in their processes relating to the execution of affidavits in connection with the foreclosure process. Although the foreclosure pause has negatively affected our foreclosure timelines and increased the number of our REO properties that we are unable to market for sale, we cannot yet predict the full impact on our REO inventory and our credit-related expenses.

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

The credit statistics reported below, unless otherwise noted, pertain only to a specific portion of our multifamily guaranty book of business for which we have access to detailed loan-level information. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. The portion of our multifamily guaranty book of business for which we have detailed loan level-information, excluding loans that have been defeased, constituted 99% of our total multifamily guaranty book as of both December 31, 2010 and 2009. See “Risk Factors” for a discussion of the risk due to our reliance on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business.

Multifamily Acquisition Policy and Underwriting Standards

Our Multifamily business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the DUS program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 84% of our multifamily guaranty book of business as of December 31, 2010 compared with 81% as of December 31, 2009.

We use various types of credit enhancement arrangements for our multifamily loans, including lender risk-sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk-sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: (1) they bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the credit losses on an equal basis with us. Other lenders typically share or absorb credit losses based on a negotiated percentage of the loan or the pool balance.

Multifamily Portfolio Diversification and Monitoring

Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangements is an important factor that influences credit quality and performance and helps reduce our credit risk.

The weighted average original LTV ratio for our multifamily guaranty book of business was 67% as of each of the three years ended December 31, 2010, 2009, and 2008. The percentage of our multifamily guaranty book of business with an original LTV ratio greater than 80% was 5% as of each of the three years ended December 31, 2010, 2009, and 2008. We present the current risk profile of our multifamily guaranty book of business in “Note 7, Financial Guarantees and Master Servicing.”

We monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the investment at the loan, property and portfolio level. We closely track the physical condition of the property, the relevant local market and economic conditions that may signal changing risk or return profiles and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans that merit closer attention or loss mitigation actions. We are managing our exposure to refinancing risk for multifamily loans maturing in the next several years. We recently formed a team to proactively manage upcoming loan maturities and minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to loans maturing in the near term. For our investments in multifamily loans, the primary asset management responsibilities are performed by our DUS and other multifamily lenders. We periodically evaluate the performance of our third-party service providers for compliance with our asset management criteria.

Problem Loan Management and Foreclosure Prevention

Unfavorable economic conditions have caused continued increases in our multifamily serious delinquency rate and the level of defaults. Since delinquency rates are a lagging indicator, even if the market shows some improvement, we expect to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and enact proactive portfolio management and monitoring which are each designed to keep credit losses to a low level relative to our multifamily guaranty book of business.

Problem Loan Statistics

Table 48 provides a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement in our multifamily guaranty book of business. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 48:  Multifamily Serious Delinquency Rates

	As of December 31,
	2010		2009		2008
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Multifamily loans:
Credit enhanced	89%	0.67%	89%	0.54%	86%	0.26%
Non-credit enhanced	11	1.01	11	1.33	14	0.54

Total multifamily loans	100%	0.71%	100%	0.63%	100%	0.30%

Table 49 provides a comparison of our multifamily serious delinquency rates for loans acquired through DUS lenders and loans acquired through non-DUS lenders.

Table 49:  Multifamily Concentration Analysis

	As of December 31,						Percentage of
	2010		2009		2008		Multifamily Credit
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious	Losses For the
	Book	Delinquency	Book	Delinquency	Book	Delinquency	Year Ended December 31,
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate	2010	2009	2008

DUS small balance loans(1)	8%	0.55%	7%	0.47%	7%	0.24%	7%	9%	15%
DUS non small balance loans(2)	70	0.56	69	0.38	66	0.24	61	77	66
Non-DUS small balance loans(1)	10	1.47	11	1.16	13	0.52	10	11	10
Non-DUS non small balance loans(2)	12	0.97	13	1.54	14	0.37	22	3	9

(1)	Loans with unpaid principal balances less than or equal to $3 million except in high cost markets where they are loans with unpaid principal balances less than or equal to $5 million.

(2)	Loans with unpaid principal balances greater than $3 million except in high cost markets where they are loans with unpaid principal balances greater than $5 million.

The weak economic environment negatively affected serious delinquency rates across our multifamily guaranty book of business, with all loan sizes experiencing higher delinquencies. The multifamily serious delinquency rate increased as of December 31, 2010 compared with December 31, 2009, even as market conditions began to stabilize throughout the year, as delinquency rates are a lagging indicator. The DUS loans in our guaranty book of business have a lower rate of delinquencies when compared with the total book of business while the non-DUS loans are experiencing a higher rate of delinquencies.

Multifamily loans with an original balance of less than $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, acquired through non-DUS lenders continue to exhibit higher delinquencies than small balance loans acquired through DUS lenders. These small balance non-DUS loans account for 21% of our multifamily serious delinquency rate while representing approximately 10% of our multifamily guaranty book of business as of December 31, 2010. These small balance non-DUS loan acquisitions were most common in 2007 and 2008 and have not been a significant portion of our total multifamily acquisitions since 2008. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time. While these non-DUS small balance loans represent a higher proportionate share of delinquencies, they generally are covered by loss sharing arrangements, which limits the credit losses incurred.

In addition, Arizona, Florida, Georgia, and Ohio, have a disproportionate share of seriously delinquent loans compared to their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These states accounted for 39% of multifamily serious delinquencies but only 10% of the multifamily guaranty book of business.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 50 compares our multifamily REO balances for the periods indicated.

Table 50:  Multfamily Foreclosed Properties

	As of December 31,
	2010	2009	2008

Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	73	29	9
Total properties acquired through foreclosure	232	105	33
Disposition of REO	(83)	(61)	(13)

End of period inventory of multifamily foreclosed properties (REO)	222	73	29

Carrying value of multifamily foreclosed properties (dollars in millions)	$596	$265	$105

Our multifamily foreclosed property inventory increase reflects the continuing stress on our multifamily guaranty book of business as weak economic conditions have caused new foreclosures to outpace dispositions.

Institutional Counterparty Credit Risk Management

We rely on our institutional counterparties to provide services and credit enhancements, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts that are critical to our business. Institutional counterparty risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us, including seller/servicers who are obligated to repurchase loans from us or reimburse us for losses in certain circumstances. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.

Several of our institutional counterparties may now be subject to provisions of the Dodd-Frank Act, which was signed into law in July 2010. However, we cannot predict its potential impact on our company or our industry at this time. For additional discussion on key provisions and additional information about this legislation please see “Legislation and GSE Reform—Financial Regulatory Reform Legislation: The Dodd-Frank Act” and “Risk Factors” in this report.

We have exposure primarily to the following types of institutional counterparties:

•	mortgage seller/servicers that service the loans we hold in our investment portfolio or that back our Fannie Mae MBS;

•	third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio or that back our Fannie Mae MBS, including mortgage insurers, financial guarantors and lenders with risk sharing arrangements;

•	custodial depository institutions that hold principal and interest payments for Fannie Mae portfolio loans and MBS certificateholders, as well as collateral posted by derivatives counterparties, repurchase transaction counterparties and mortgage originators or servicers;

•	issuers of securities held in our cash and other investments portfolio;

•	derivatives counterparties;

•	mortgage originators and investors;

•	debt security and mortgage dealers; and

•	document custodians.

We routinely enter into a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, mortgage lenders and commercial banks, and mortgage insurers, resulting in a significant credit concentration with respect to this industry. We also have significant concentrations of credit risk with particular counterparties. Many of our institutional counterparties provide several types of services for us. For example, many of our lender customers or their affiliates act as mortgage seller/servicers, derivatives counterparties, custodial depository institutions and document custodians on our behalf.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of many of our institutional counterparties, which has significantly increased the risk to our business of defaults by these counterparties due to bankruptcy or receivership, lack of liquidity, insufficient capital, operational failure or other reasons. Although we believe that government actions to provide liquidity and other support to specified financial market participants has initially helped and may continue to help improve the financial condition and liquidity position of a number of our institutional counterparties, there can be no assurance that these actions will continue to be effective or will be sufficient. As described in “Risk Factors,” the financial difficulties that our institutional counterparties are experiencing may negatively affect their ability to meet their obligations to us and the amount or quality of the products or services they provide to us.

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

On September 22, 2009, we filed a proof of claim as a creditor in the bankruptcy case of Lehman Brothers Holdings, Inc., which filed for bankruptcy in September 2008. The claim of $8.9 billion included losses we incurred in connection with the termination of our outstanding derivatives contracts with a subsidiary of Lehman Brothers, federal securities law claims related to Lehman Brothers private-label securities and notes held in our cash and other investments portfolio, losses arising under certain REMIC and grantor trust transactions, and mortgage loan repurchase obligations. A contingent claim of $6.9 billion was also included, primarily relating to a large multifamily transaction. However, based on Lehman Brothers’ financial condition, we believe we will receive only a portion of these claims.

Mortgage Seller/Servicers

Mortgage seller/servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. We have minimum standards and financial requirements for mortgage seller/servicers. For example, we require servicers to collect and retain a sufficient level of servicing fees to reasonably compensate a replacement servicer in the event of a servicing contract breach. In addition, we perform periodic on-site and financial reviews of our servicers and monitor their financial and portfolio performance as compared to peers and internal benchmarks. We work with our largest servicers to establish performance goals and monitor performance against the goals, and our servicing consultants work with servicers to improve servicing results and compliance with our servicing guide.

Our business with our mortgage seller/servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 77% of our single-family guaranty book of business as of December 31, 2010, compared to 80% as of December 31, 2009. Our largest mortgage servicer is Bank of America, which, together with its affiliates, serviced approximately 26% of our single-family guaranty book of business as of December 31, 2010, compared to 27% as of December 31, 2009. In addition, we had two other mortgage servicers, JP Morgan and Wells Fargo, that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of December 31, 2010 and 2009. In addition, Wells Fargo, with its affiliates, serviced over 10% of our multifamily guaranty book of business as of both December 31, 2010 and 2009. Also, PNC Financial Services Group, Inc., together with its affiliates, serviced over 10% of our multifamily guaranty book of business as of December 31, 2009. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition and performance of many of our mortgage seller/servicers. Several mortgage seller/servicers have experienced ratings downgrades and liquidity constraints. However, our primary mortgage servicer counterparties have generally continued to meet their obligations to us during 2009 and 2010. The growth in the number of delinquent loans on their books of business may negatively affect the ability of these counterparties to continue to meet their obligations to us in the future. We are also relying on our mortgage seller/servicers to play a significant role in our homeownership assistance programs; the broad scope of some of these programs, as well as the recent economic challenges in the market, may limit their capacity to support these programs.

Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to these collectively as “repurchase requests.” In 2010 and 2009, the number of our repurchase requests remained high. During 2010, the aggregate unpaid principal balance of loans repurchased by our seller/servicers pursuant to their contractual obligations was approximately $8.8 billion, compared to $4.6 billion during 2009. As of December 31, 2010, we had $5.0 billion in outstanding repurchase requests related to loans that had been reviewed for potential breaches of contractual obligations. Approximately 41% of our total outstanding repurchase requests had been made to one of our seller/servicers. As of December 31, 2010, 30% of our outstanding repurchase requests had been outstanding for more than 120 days from either the original loan repurchase request date or, for lenders remitting after the REO is disposed, the date of our final loss determination.

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

On December 31, 2010, we entered into an agreement with Bank of America, N.A., and its affiliates, BAC Home Loans Servicing, LP, and Countrywide Home Loans, Inc., to address outstanding repurchase requests for residential mortgage loans with an unpaid principal balance of $3.9 billion delivered to us by affiliates of Countrywide Financial Corporation. Bank of America agreed, among other things, to a resolution amount of $1.5 billion, consisting of a cash payment of $1.3 billion made by Bank of America on December 31, 2010, and other payments recently made or to be made by them.

The agreement substantially resolves or addresses outstanding repurchase requests on loans sold to us by Countrywide and permits us to bring claims for any additional breaches of our representations and warranties that are identified with respect to those loans. We continue to work with Bank of America to resolve repurchase requests that remain outstanding, including requests relating to loans delivered to us by Bank of America, N.A.

In December 2010, we entered into an agreement with certain wholly-owned subsidiaries of Ally Financial, Inc. (“Ally”). Under the agreement, we received a cash payment of $462 million in exchange for our release of specified Ally affiliates from potential liability relating to certain private-label securities sponsored by the subsidiaries and for certain selling representation and warranty liability related to mortgage loans sold and/or serviced by one of the subsidiaries as of or prior to June 30, 2010.

We continue to work with our mortgage seller/servicers to fulfill outstanding repurchase requests; however, as the volume of repurchase requests increases, the risk increases that affected seller/servicers will not be willing or able to meet the terms of their repurchase obligations and we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations. If a significant seller/servicer counterparty, or a number of seller/servicer counterparties, fails to fulfill its repurchase obligations to us, it could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition. We expect that the amount of our outstanding repurchase requests could remain high in 2011.

We likely would incur costs and potential increases in servicing fees and could also face operational risks if we decide to replace a mortgage seller/servicer due to its default, our assessment of its financial condition or for other reasons. If a significant mortgage servicer counterparty fails, and its mortgage servicing obligations are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage seller/servicer. We could also be required to absorb losses on defaulted loans that a failed servicer is obligated to repurchase from us if we determine there was an underwriting or eligibility breach.

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

Mortgage Insurers

We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $95.9 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2010, which represented approximately 3% of our single-family guaranty book of business as of December 31, 2010. Primary mortgage insurance represented $91.2 billion of this total, and pool mortgage insurance was $4.7 billion. We had total mortgage insurance coverage risk in force of $106.5 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2009, which represented approximately 4% of our single-family guaranty book of business as of December 31, 2009. Primary mortgage insurance represented $99.6 billion of this total, and pool mortgage insurance was $6.9 billion of this total.

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

Table 51 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of December 31, 2010. These mortgage insurers provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of December 31, 2010.

Table 51:  Mortgage Insurance Coverage

	As of December 31, 2010
	Maximum Coverage(2)
Counterparty:(1)	Primary	Pool	Total
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$21,334	$1,943	$23,277
Radian Guaranty, Inc.	15,002	368	15,370
Genworth Mortgage Insurance Corporation	14,250	81	14,331
United Guaranty Residential Insurance Company	13,831	213	14,044
PMI Mortgage Insurance Co.	12,065	294	12,359
Republic Mortgage Insurance Company	9,573	993	10,566
Triad Guaranty Insurance Corporation	2,986	823	3,809
CMG Mortgage Insurance Company(3)	1,938	—	1,938

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Insurance Society.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. A number of our mortgage insurers have received waivers from their regulators regarding state-imposed risk-to-capital limits. Without these waivers, these mortgage insurers would not be able to continue to write new business in accordance with state regulatory requirements, should they fall below their regulatory capital requirements. In 2010, the parent companies of several of our largest mortgage insurer counterparties raised capital, which may improve their ability to meet state-imposed risk-to-capital limits and their ability to continue paying our claims in full as they come due, to the extent that the capital raised by the parent companies is contributed to their respective mortgage insurance entities. It is uncertain as to how long our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits. Additionally, mortgage insurers continue to approach us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities. In 2010, we approved PMI Mortgage Assurance Co., a wholly-owned subsidiary of PMI Mortgage Insurance Co., to provide mortgage insurance in a limited number of states, subject to certain conditions.

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

As of December 31, 2010, our allowance for loan losses of $61.6 billion, allowance for accrued interest receivable of $3.4 billion and reserve for guaranty losses of $323 million incorporated an estimated recovery amount of approximately $16.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $17.5 billion as of December 31, 2010 and an adjustment of approximately $1.2 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims. As of December 31, 2009, our allowance for loan losses of $9.9 billion, allowance for accrued interest receivable of $536 million and reserve for guaranty losses of $54.4 billion incorporated an estimated recovery amount of approximately $16.3 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $18.5 billion as of December 31, 2009 and an adjustment of approximately $2.2 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

For loans that are collectively evaluated for impairment, we estimate the portion of our incurred loss that we expect to recover from each of our mortgage insurance counterparties based on the losses that have been incurred, the contractual mortgage insurance coverage, and an estimate of each counterparty’s resources available to pay claims to Fannie Mae. An analysis by our Counterparty Risk division determines whether, based on all the information available to us, any counterparty is considered probable to fail to meet their obligations in the next 30 months. This period is consistent with the amount of time over which claims related to losses incurred today are expected to be paid. If that separate analysis finds a counterparty is probable to fail, we then reserve for the shortfall between incurred claims and estimated resources available to pay claims to Fannie Mae.

For loans that have been determined to be individually impaired, we calculate a net present value of the expected cash flows for each loan to determine the level of impairment, which is included in our allowance for loan losses or reserve for guaranty losses. These expected cash flow projections include proceeds from mortgage insurance, that are based, in part, on the internal credit ratings for each of our mortgage insurance counterparties. Specifically, for loans insured by a mortgage insurer with a poorer credit rating, our cash flow projections include fewer proceeds from the insurer. Also, as our internal credit ratings of our mortgage insurer counterparties decrease, we reduce the amount of benefits we expect to receive from the insurance they provide, which in turn increases the fair value of our guaranty obligation.

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

When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds their insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $4.4 billion as of December 31, 2010 and $2.5 billion as of December 31, 2009 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $648 million as of December 31, 2010 and $301 million as of December 31, 2009 was due from our mortgage seller/servicers. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $317 million as of December 31, 2010 and $51 million as of December 31, 2009 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $6.4 billion for the year ended December 31, 2010 and $3.6 billion for the year ended December 31, 2009. During the years ended December 31, 2010 and 2009, we negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $796 million for the year ended December 31, 2010 and $668 million for the year ended December 31, 2009 are included in our total insurance proceeds amount.

Our mortgage insurer counterparties have generally continued to pay claims owed to us, except where deferred payment terms have been established. Our mortgage insurer counterparties have increased the number of mortgage loans for which they have rescinded coverage. In those cases where the mortgage insurance was obtained to meet our charter requirements or where we independently agree with the materiality of the finding that was the basis for the rescission, we generally require the seller/servicer to repurchase the loan or indemnify us against loss. We also independently review the origination loan files based upon internal protocols, and seek repurchase of those loans where we discover material underwriting defects, misrepresentation, or fraud.

In the second quarter of 2010, some mortgage insurers disclosed agreements with certain lenders whereby they agree to waive certain rights to investigate claims for significant product segments of the insured loans for that particular lender, and in return receive some compensation. This means that these mortgage insurers will require fewer mortgage insurance rescissions for origination defects for the impacted loans. For loans covered by these agreements, to the extent we do not uncover loan defects independently for loans that otherwise would have resulted in mortgage insurance rescission, we may be at risk of additional loss. It is unclear how prevalent this type of agreement between mortgage insurers and lenders may become or how many loans it may impact. We have required our top mortgage insurer counterparties to notify us promptly of any such agreements to waive rights either to investigate claims or to rescind mortgage insurance coverage. Because loans covered by such agreements will be subject to fewer mortgage insurance rescissions, we expect that our own independent review process will lead to loan repurchases that otherwise would have been subject to a rescission of mortgage insurance coverage. We examine these arrangements to determine if other actions are necessary.

Besides evaluating their condition to assess whether we have incurred probable losses in connection with our coverage, we also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Except for Triad Guaranty Insurance Corporation, as of February 24, 2011, our private mortgage insurer counterparties remain qualified to conduct business with us. However, based on our evaluation of them, we may impose additional terms and conditions of approval on some of our mortgage insurers, including: limiting the volume and types of loans they may insure for us; requiring them to obtain our consent prior to providing risk sharing arrangements with mortgage lenders; and requiring them to meet certain financial conditions, such as maintaining a minimum level of policyholders’ surplus, a maximum risk-to-capital ratio, a maximum combined ratio, parental or other capital support agreements and limitations on the types and volumes of certain assets that may be considered as liquid assets.

From time to time, we may enter into negotiated transactions with mortgage insurer counterparties pursuant to which we agree to cancel or restructure insurance coverage, in excess of charter requirements, in exchange for a fee. These insurance cancellations and restructurings may provide our counterparties with capital relief and provide us with cash in lieu of future claims that the counterparty may not be able to pay, thereby reducing our future counterparty credit exposure. We may negotiate additional insurance coverage restructurings in 2011, though fewer than prior years.

We generally are required pursuant to our charter to obtain credit enhancement on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. In connection with Refi Plus, we are generally able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these refinanced loans with updated LTV ratios above 80% and up to 125% may have no mortgage insurance or less insurance than we would otherwise require for a loan not originated under this program. In the current environment, many mortgage insurers have stopped insuring new mortgages with higher LTV ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high LTV ratio loans. In addition, FHA’s role as the lower-cost option for loans with higher LTV ratios has also reduced our acquisitions of these types of loans. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high LTV ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to find suitable alternative methods of obtaining credit enhancement for these loans, or if FHA continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, we may be further restricted in our ability to purchase or securitize loans with LTV ratios over 80% at the time of purchase.

Financial Guarantors

We were the beneficiary of financial guarantees totaling $8.8 billion as of December 31, 2010 and $9.6 billion as of December 31, 2009 on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $25.7 billion as of December 31, 2010 and $51.3 billion as of December 31, 2009.

Most of the financial guarantors that provided bond insurance coverage to us as of December 31, 2010 experienced material adverse changes to their investment grade ratings and their financial condition during 2010 and 2009 because of significantly higher claim losses that have impaired their claims paying ability. From time to time, we may enter into negotiated transactions with financial guarantor counterparties pursuant to which we agree to cancellation of their guaranty in exchange for a cancellation fee. With the exception of Ambac Assurance Corporation (“Ambac”), as described below, none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of our financial guarantor counterparties, we believe that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future. We model our securities assuming the benefit of those external financial guarantees that are deemed creditworthy. For additional discussions of our model methodology and key inputs used to estimate other-than-temporary impairment see “Note 6, Investments in Securities.”

In March 2010, Ambac and its insurance regulator, the Wisconsin Office of the Commissioner of Insurance, imposed a court-ordered moratorium on certain claim payments under Ambac’s bond insurance coverage, including claims arising under coverage on $1.2 billion of our private-label securities insured by Ambac as of December 31, 2010. Prior to March 2010, we received payments from Ambac for our claims on Ambac insured private-label securities. As a result of the moratorium, we have not received payments for the additional claims filed with Ambac in 2010. On January 24, 2011, the Wisconsin Circuit Court of Dane County confirmed Ambac’s rehabilitation plan; however, the plan is subject to stay and appeal. The outcome of legal proceedings regarding the moratorium and the proposed company rehabilitation each remain uncertain at this time. We assumed no benefit for Ambac’s financial guaranty when estimating other-than-temporary impairment. See “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities” for more information on our investments in private-label mortgage-related securities.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $15.6 billion as of December 31, 2010 and $18.3 billion as of December 31, 2009. As of December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2009, 53% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $30.3 billion as of December 31, 2010 and $28.7 billion as of December 31, 2009. As of December 31, 2010, 41% of our maximum potential loss recovery on multifamily loans was from three lenders. As of December 31, 2009, 51% of our maximum potential loss recovery on multifamily loans was from three lenders.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) was 46% as of December 31, 2010, compared with 45% as of December 31, 2009. The percentage of these recourse obligations to lender counterparties rated below investment grade was 23% as of December 31, 2010, compared to 22% as of December 31, 2009. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 31% as of December 31, 2010, compared with 33% as of December 31, 2009. Given the stressed financial condition of some of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

As noted above in “Multifamily Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that span the spectrum from large depositories to independent non-bank financial institutions. As of December 31, 2010, loans representing approximately 55% of the unpaid principal balance of loans in our guaranty book of business acquired from our DUS lenders are serviced by institutions with an external investment grade credit rating or a guarantee from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to backstop a portion of the lenders’ future obligations. To ensure the level of risk associated with these lenders remains within our standards, we actively monitor their financial condition. Due to the current credit trends within the multifamily market, effective January 2011, we increased the collateral requirements for DUS lenders to better align with more recent actual and modeled loss projections. Lenders delivering loans with higher-risk characteristics will be required to maintain increased levels of collateral with our designated custodian. Although the current capital requirements have withstood significant testing, we believe these changes will more closely align the DUS program with current levels of risk in the market and better protect our assets.

Several of our DUS lenders and their parent companies, including Capmark Finance Inc. (“Capmark”), have experienced financial stress during the recent market downturn. Capmark, along with its parent and various other affiliates, filed for Chapter 11 bankruptcy protection on October 25, 2009. On December 11, 2009, Berkadia Commercial Mortgage LLC (“Berkadia”) acquired Capmark’s mortgage origination and servicing business, including its Fannie Mae portfolio, through the Section 363 bankruptcy auction process. While Berkadia subsequently became an active DUS lender and servicer of the former Capmark Fannie Mae portfolio, our contractual and investment relationships continue with other Capmark affiliates that remain subject to bankruptcy court jurisdiction. At this time, we cannot determine what, if any, impact the bankruptcy might have on us. Any action taken by Capmark, including an entity or asset sale, likely would affect only our investments in LIHTC funds, which have a carrying value of zero in our consolidated financial statements.

Custodial Depository Institutions

A total of $75.4 billion in deposits for single-family payments were received and held by 289 institutions in the month of December 2010 and a total of $51.0 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2009. Of these total deposits, 92% as of December 31, 2010 and 95% as of December 31, 2009 were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch. Our ten largest custodial depository institutions held 93% of these deposits as of both December 31, 2010 and 2009.

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

Due to the challenging market conditions, several of our custodial depository counterparties experienced ratings downgrades and liquidity constraints. In response, we reduced the aggregate amount of our funds permitted to be held with these counterparties and required more frequent remittances of funds. These rules are effective through December 2013.

The Dodd-Frank Act, signed into law July 21, 2010, permanently increased the amount of federal deposit insurance available to $250,000 per depositor, which substantially lowered our counterparty exposure relating to principal and interest payments held on our behalf. Prior to this legislation, this increase was set to expire in December 2013.

Issuers of Investments Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio primarily consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, U.S. Treasury securities and asset-backed securities. See “Liquidity and Capital Management—Liquidity Management—Liquidity Risk Management Practices and Contingency Planning—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio. Our counterparty risk is primarily with financial institutions and U.S. Treasury.

Our cash and other investments portfolio, which totaled $61.8 billion as of December 31, 2010, included $31.5 billion of U.S. Treasury securities and $10.3 billion of unsecured positions all of which were short-term deposits with financial institutions which had short-term credit ratings of A-1, P-1, F1 (or equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively. As of December 31, 2009, our cash and other investments portfolio totaled $69.4 billion and included $45.8 billion of unsecured positions with issuers of corporate debt securities or short-term deposits with financial institutions, of which approximately 92% were with issuers which had short-term credit ratings of A-1, P-1, F1 (or its equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively.

We monitor the credit risk position of our cash and other investments portfolio by duration and rating level. In addition, we monitor the financial position and any downgrades of these counterparties. The outcome of our monitoring could result in a range of events, including selling some of these investments. If one of our primary cash and other investments portfolio counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth. During 2010, we evaluated the growing uncertainty of the stability of various European economies and financial institutions and as a result of this evaluation, reduced the number of counterparties in our cash and other investments portfolio in those markets and began to lend to remaining counterparties on a secured basis.

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist. Derivatives in a gain position are included in our consolidated balance sheets in “Other assets.”

We expect our credit exposure on derivative contracts to fluctuate with changes in interest rates, implied volatility and the collateral thresholds of the counterparties. Typically, we seek to manage this exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better. These counterparties consist of large banks, broker-dealers and other financial institutions that have a significant presence in the derivatives market.

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

Our net credit exposure on derivatives contracts decreased to $152 million as of December 31, 2010, from $238 million as of December 31, 2009. We had outstanding interest rate and foreign currency derivative transactions with 15 counterparties as of December 31, 2010 and 16 counterparties as of December 31, 2009. Derivatives transactions with nine of our counterparties accounted for approximately 90% of our total outstanding notional amount as of December 31, 2010, with each of these counterparties accounting for between approximately 5% and 19% of the total outstanding notional amount. In addition to the 15 counterparties with whom we had outstanding notional amounts as of December 31, 2010, we had master netting agreements with three counterparties with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future.

The Dodd-Frank Act includes additional regulation of the over-the-counter derivatives market that will likely directly and indirectly affect many aspects of our business and our business partners. Under the Dodd-Frank Act, if a swap is required by the CFTC to be cleared, it will be unlawful to enter into such a swap unless it is submitted for clearing to a derivatives clearing organization. In anticipation of those requirements, we cleared a small number of new interest rate swap transactions with a derivatives clearing organization. The Dodd-Frank Act also requires certain institutions meeting the definition of “swap dealer” or “major swap participant” to register with the CFTC. The CFTC and SEC issued joint proposed rules regarding certain definitions in the Dodd-Frank Act, including the definition of “major swap participant.” See “Legislation and GSE Reform—Financial Regulatory Reform Legislation: The Dodd-Frank Act” and “Risk Factors” for additional details regarding the Dodd-Frank Act and risks to our business posed by the Act.

See “Note 10, Derivative Instruments and Hedging Activities” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of December 31, 2010 and 2009. See “Risk Factors” for a discussion of the risks to our business posed by interest rate risk and a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

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

We have actively managed the interest rate risk of our “net portfolio,” which is defined below, through the following techniques: (1) asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics); (2) issuing a broad range of both callable and non-callable debt instruments; and (3) using LIBOR-based interest-rate derivatives. We have not actively managed or hedged our spread risk, or the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets, other than through asset monitoring and disposition. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. For more information on the impact that changes in spreads have on the value of the fair value of our net assets, see “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

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

The derivatives we use for interest rate risk management purposes fall into four broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments. The interest payment amounts are tied to different interest rates or indices for a specified period of time and are generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps, receive-fixed swaps and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps. A swaption is an option contract that allows us or a counterparty to enter into a pay-fixed or receive-fixed swap at some point in the future.

•	Foreign currency swaps. These swaps convert debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

•	Futures. These are standardized exchange-traded contracts that either obligate a buyer to buy an asset at a predetermined date and price or a seller to sell an asset at a predetermined date and price. The types of futures contracts we enter into include Eurodollar, U.S. Treasury and swaps.

We use interest rate swaps, interest rate options and futures, in combination with our issuance of debt securities, to better match the prepayment risk and duration of our assets with the duration of our liabilities. We are generally an end user of derivatives; our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally only use derivatives that are relatively liquid and straightforward to value. We use derivatives for four primary purposes:

(1) As a substitute for notes and bonds that we issue in the debt markets;

(2) To achieve risk management objectives not obtainable with debt market securities;

(3) To quickly and efficiently rebalance our portfolio and

(4) To hedge foreign currency exposure.

Decisions regarding the repositioning of our derivatives portfolio are based upon current assessments of our interest rate risk profile and economic conditions, including the composition of our consolidated balance sheets and relative mix of our debt and derivative positions, the interest rate environment and expected trends.

Table 52 presents, by derivative instrument type, our risk management derivative activity, excluding mortgage commitments, for the years ended December 31, 2010 and 2009 along with the stated maturities of derivatives outstanding as of December 31, 2010.

Table 52:  Activity and Maturity Data for Risk Management Derivatives(1)

					Interest Rate
	Interest Rate Swaps				Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed(2)	Basis(3)	Currency(4)	Fixed	Fixed	Rate Caps	Futures	Other(5)	Total
	(Dollars in millions)

Notional balance as of December 31, 2008	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$—	$827	$1,198,596
Additions	297,379	279,854	2,765	577	32,825	19,175	6,500	—	13	639,088
Terminations(6)	(461,695)	(455,518)	(24,100)	(692)	(13,025)	(37,355)	—	—	(92)	(992,477)

Notional balance as of December 31, 2009	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$—	$748	$845,207
Additions	212,214	250,417	55	636	51,700	51,025	—	598	—	566,645
Terminations(6)	(317,587)	(301,657)	(2,795)	(613)	(53,850)	(47,790)	—	(353)	(59)	(724,704)

Notional balance as of December 31, 2010	$277,227	$224,177	$485	$1,560	$97,150	$78,615	$7,000	$245	$689	$687,148

Future maturities of notional amounts:(7)
Less than 1 year	$70,656	$14,200	$50	$386	$20,750	$—	$—	$125	$75	$106,242
1 to less than 5 years	90,788	168,000	35	—	35,300	4,500	7,000	120	593	306,336
5 to less than 10 years	96,400	29,632	100	511	10,200	20,970	—	—	21	157,834
10 years and over	19,383	12,345	300	663	30,900	53,145	—	—	—	116,736

Total	$277,227	$224,177	$485	$1,560	$97,150	$78,615	$7,000	$245	$689	$687,148

Weighted-average interest rate as of December 31, 2010:
Pay rate	2.84%	0.29%	0.09%	—	5.14%	—	—	—	—
Receive rate	0.28%	2.27%	4.61%	—	—	4.15%	3.58%	—	—
Weighted-average interest rate as of December 31, 2009:
Pay rate	3.46%	0.26%	0.05%	—	5.46%	—	—	—	—
Receive rate	0.26%	3.47%	1.59%	—	—	4.45%	3.58%	—	—

(1)	Dollars represent notional amounts that indicate only the amount on which payments are being calculated and do not represent the amount at risk of loss.

(2)	Notional amounts include swaps callable by Fannie Mae of $394 million, $406 million and $418 million as of December 31, 2010, 2009 and 2008, respectively. The notional amounts of swaps callable by derivatives counterparties were $3.2 billion and $10.4 billion as of December 31, 2010 and 2008, respectively. There were no swaps callable by derivatives counterparties as of December 31, 2009.

(3)	Notional amounts include swaps callable by derivatives counterparties of $50 million, $610 million and $925 million as of December 31, 2010, 2009 and 2008, respectively.

(4)	Exchange rate adjustments to foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Exchange rate adjustments to foreign currency swaps that are added or terminated during the period are reflected in the respective categories.

(5)	Includes swap credit enhancements and mortgage insurance contracts.

(6)	Includes matured, called, exercised, assigned and terminated amounts.

(7)	Amounts reported are based on contractual maturities. Some of these amounts represent swaps that are callable by Fannie Mae or by a derivative counterparty, in which case the notional amount would cease to be outstanding prior to maturity if the call option were exercised. See notes (2) and (3) for information on notional amounts that are callable.

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

Below we present two quantitative metrics that provide estimates of our interest rate exposure: (1) fair value sensitivity of net portfolio to changes in interest rate levels and slope of yield curve; and (2) duration gap. We also provide additional information that may be useful in evaluating our interest rate exposure. Our overall interest rate exposure, as reflected in the fair value sensitivity to changes in interest rate levels and the slope of the yield curve and duration gap, was within acceptable, pre-defined corporate limits as of December 31, 2010.

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

Duration Gap

Duration gap measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios to the estimated cash flows of our liabilities. A positive duration indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption “Interest Rate Risk Disclosures” in our Monthly Summaries, which are available on our website and announced in a press release.

The sensitivity measures presented in Table 53, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

In addition, Table 53 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended December 31, 2010.

Table 53:  Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of December 31,
	2010	2009
	(Dollars in billions)

Rate level shock:
-100 basis points	$(0.8)	$(0.1)
-50 basis points	(0.2)	0.1
+50 basis points	(0.2)	(0.4)
+100 basis points	(0.5)	(0.9)
Rate slope shock:
-25 basis points (flattening)	(0.1)	(0.2)
+25 basis points (steepening)	0.1	0.1

	For the Three Months Ended December 31, 2010
	Duration	Rate Slope Shock	Rate Level Shock
	Gap	25 Bps	50 Bps
		Exposure
	(In months)	(Dollars in billions)

Average	0.3	$0.1	$0.3
Minimum	(0.7)	—	—
Maximum	0.9	0.1	0.4
Standard deviation	0.3	—	0.1

(1)	Computed based on changes in LIBOR swap rates.

A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuance, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 54 shows an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 54:  Derivative Impact on Interest Rate Risk (50 Basis Points)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(Dollars in billions)

As of December 31, 2010	$(0.9)	$(0.2)	$0.7
As of December 31, 2009	$(2.1)	$(0.4)	$1.7

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

We provide additional interest rate sensitivities below in Table 55, including separate disclosure of the potential impact on the fair value of our trading assets and our other financial instruments for the periods indicated, from the same hypothetical changes in the level of interest rates as presented above in Table 53. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.

Table 55:  Interest Rate Sensitivity of Financial Instruments

	As of December 31, 2010
		Pre-tax Effect on Estimated Fair
		Value
		Change in Interest Rates
	Estimated	(in basis points)
	Fair Value	-100	-50	+50	+100
	(Dollars in billions)

Trading financial instruments	$56.9	$0.9	$0.4	$(0.4)	$(0.8)
Other financial instruments, net(1)(2)	(201.1)	10.8	4.1	(3.9)	(6.1)

	As of December 31, 2009
		Pre-tax Effect on Estimated Fair
		Value
		Change in Interest Rates
	Estimated	(in basis points)
	Fair Value	-100	-50	+50	+100
	(Dollars in billions)

Trading financial instruments	$111.9	$2.7	$1.6	$(1.9)	$(4.0)
Guaranty assets and guaranty obligations, net(1)	(149.3)	11.3	5.7	(6.0)	(4.3)
Other financial instruments, net(2)	(72.5)	(2.2)	(1.1)	1.2	2.7

(1)	Consists of the net of “Guaranty assets” and “Guaranty obligations” reported in our consolidated balance sheets. In addition, includes certain amounts that have been reclassified from “Mortgage loans held for investment, net of allowance for loan losses” reported in our consolidated balance sheets to reflect how the risk of the interest rate and credit risk components of these loans are managed by our business segments.

(2)	Also consists of the net of all other financial instruments reported in “Note 19, Fair Value.”

Liquidity Risk Management

See “Liquidity and Capital Management—Liquidity Management—Liquidity Risk Management Practices and Contingency Planning” for a discussion on how we manage liquidity risk.

Operational Risk Management

Our corporate operational risk framework is based on the OFHEO Enterprise Guidance on Operational Risk Management, published September 23, 2008. Our framework is intended to provide a methodology to identify, assess, mitigate, control and monitor operational risks across the company. Included in this framework is a requirement and plan for the development of a new system for tracking and reporting of operational risk incidents. The framework also includes a methodology for business owners to conduct risk and control self assessments to self identify potential operational risks and points of execution failure, the effectiveness of associated controls, and document corrective action plans to close identified deficiencies. This methodology is in its early stage of execution and the success of our operational risk effort will depend on the consistent execution of the operational risk programs and the timely remediation of high operational risk issues.

We have made a number of enhancements to our operational risk management efforts in 2010 including our business process focus, policies and framework. To quantify our operational risk exposure, we rely on the Basel Standardized approach, which is based on a percentage of revenue. As our operational risk management program matures, it is our goal to measure our operational risk exposure using quantitative models that will leverage data from our various operational risk programs.

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

See “Risk Factors” for a discussion on our operational risk.

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

“Alt-A mortgage loan” or “Alt-A loan” generally refers to a mortgage loan originated under a lender’s program offering reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that delivered the mortgage loans to us classified the loans as Alt-A based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued.

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

“Credit enhancement” refers to an agreement used to reduce credit risk by requiring collateral, letters of credit, mortgage insurance, corporate guarantees, or other agreements to provide an entity with some assurance that it will be compensated to some degree in the event of a financial loss.

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

“HomeSaver Advance” refers to a 15-year unsecured personal loan in an amount equal to all past due payments relating to a borrower’s first lien mortgage loan, generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first lien loan. The advance is used to bring the first lien mortgage loan current.

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

“Small balance loans” refers to multifamily loans with an original balance of less than $3 million nationwide or $5 million in high cost markets.

“Subprime mortgage loan” generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans were originated by one of these specialty lenders or a subprime division of a large lender. We exclude loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Deputy Chief Financial Officer, who is acting as our chief financial officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Deputy Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2010, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Deputy Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2010 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of December 31, 2010 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws.

As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2010 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.”

Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate the weakness in our disclosure controls and procedures relating to information known to FHFA while we are under conservatorship.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Deputy Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment of our internal control over financial reporting as of December 31, 2010 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010 or as of the date of filing this report.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010. This report is included below.

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

Management has determined that we had the following material weakness as of December 31, 2010:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2010 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

MITIGATING ACTIONS RELATING TO MATERIAL WEAKNESS

Disclosure Controls and Procedures

As described above under “Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2010 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the 2010 Form 10-K, and it was not aware of any material misstatements or omissions in the 2010 Form 10-K and had no objection to our filing the Form 10-K.

•	The Director of FHFA or, after August 2009, the Acting Director of FHFA, and our Chief Executive Officer have been in frequent communication, typically meeting on a weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Deputy Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since September 30, 2010 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•	Change in Management. During the fourth quarter of 2010, our Chief Financial Officer resigned from the company and our Deputy Chief Financial Officer assumed his responsibilities as chief financial officer.

•	Model Change. In the fourth quarter of 2010, we transitioned from using an internal model to a third-party vendor as the source for determining cash flows used to assess other-than-temporary impairment on Alt-A and subprime private-label securities. The implementation of the third-party vendor model required operational and system changes to enable the processing of the cash flows and analytical data that include certain internal controls. Accordingly, the implementation has required revisions to our internal control over financial reporting. We reviewed the implementation of the third-party vendor model, as well as the controls impacted, and made appropriate changes to affected internal controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:

We have audited Fannie Mae and consolidated entities’ (in conservatorship) (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•	Disclosure Controls and Procedures—The Company’s disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to the Federal Housing Finance Agency that is needed to meet its disclosure obligations under the federal securities laws as they relate to financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of new accounting standards and the Company’s dependence upon the continued support of the United States Government, various United States Government agencies and the Company’s conservator and regulator, the Federal Housing Finance Agency.

/s/  Deloitte & Touche LLP

Washington, DC
February 24, 2011

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

As discussed in more detail below under “Corporate Governance—Composition of Board of Directors,” FHFA, as conservator, appointed an initial group of directors to our Board following our entry into conservatorship, delegated to the Board the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. The Nominating and Corporate Governance Committee evaluates the qualifications of individual directors on an annual basis. In its assessment of current directors and evaluation of potential candidates for director, the Nominating and Corporate Governance Committee considers, among other things, whether the Board as a whole possesses meaningful experience, qualifications and skills in the following subject areas:

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

Dennis R. Beresford, 72, has served as Ernst & Young Executive Professor of Accounting at the J.M. Tull School of Accounting, Terry College of Business, University of Georgia since 1997. From 1987 to 1997, Mr. Beresford served as Chairman of the Financial Accounting Standards Board, or FASB, the designated organization in the private sector for establishing standards of financial accounting and reporting in the U.S. From 1961 to 1986, Mr. Beresford was with Ernst & Young LLP, including ten years as a Senior Partner and National Director of Accounting. In addition, Mr. Beresford served on the SEC Advisory Committee on Improvements to Financial Reporting. Mr. Beresford is currently a member of the Board of Directors and Chairman of the Audit Committee of Kimberly-Clark Corporation and of Legg Mason, Inc. He also serves as a member of the Risk Committee of Legg Mason, Inc. He previously was a member of the Board of Directors of MCI, Inc. from July 2002 to January 2006, where he served as Chairman of the Audit Committee. Mr. Beresford is a certified public accountant. Mr. Beresford initially became a Fannie Mae director in May 2006, before we were put into conservatorship, and FHFA appointed Mr. Beresford to Fannie Mae’s Board in

December 2008. Mr. Beresford serves as Chair of the Audit Committee and is also a member of the Compensation Committee and the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Beresford should continue to serve as a director due to his extensive experience in accounting, finance, business and risk management, which he gained in the positions described above.

William Thomas Forrester, 62, served as Chief Financial Officer of The Progressive Corporation from 1999 until his retirement in March 2007, and served in a variety of senior financial and operating positions with Progressive prior to that time. Prior to joining The Progressive Corporation in 1984, Mr. Forrester was with Price Waterhouse LLP, a major public accounting firm, from 1976 to 1984. Mr. Forrester is currently a member of the Board of Directors and Chairman of the Audit Committee of The Navigators Group, Inc. He also serves on the Finance Committee and Compensation Committee of The Navigators Group, Inc. Mr. Forrester is also currently a member of the Board of Directors of Alterra Capital Holdings Limited, where he serves on the Audit and Risk Management Committee. He previously was a member of the Board of Directors of Axis Capital Holdings Limited from December 2003 to May 2006, where he served as Chairman of the Audit Committee. Mr. Forrester has been a Fannie Mae director since December 2008. Mr. Forrester serves as a member of both the Audit Committee and the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Forrester should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.

Brenda J. Gaines, 61, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. Ms. Gaines also has over 12 years of experience with the Department of Housing and Urban Development, including serving as Deputy Regional Administrator from 1980 to 1981. Ms. Gaines is currently a member of the Board of Directors of Office Depot, Inc., where she serves as Chair of the Audit Committee and a member of the Corporate Governance and Nominating Committee. Ms. Gaines is also a member of the Board of Directors of NICOR, Inc., where she serves as a member of the Corporate Governance Committee, and Tenet Healthcare Corporation, where she serves as a member of both the Audit Committee and Compensation Committee. She previously was a member of the Board of Directors of CNA Financial Corporation from October 2004 to May 2007, where she served as Chair of the Audit Committee. Ms. Gaines initially became a Fannie Mae director in September 2006, before we were put into conservatorship, and FHFA appointed Ms. Gaines to Fannie Mae’s Board in December 2008. Ms. Gaines serves as Chair of the Compensation Committee and is also a member of the Audit Committee and the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Ms. Gaines should continue to serve as a director due to her extensive experience in business, finance, accounting, risk management, public policy matters, mortgage lending, low-income housing, and the regulation of financial institutions, which she gained in the positions described above.

Charlynn Goins, 68, served as Chairperson of the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to October 2008. She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins also was a Senior Vice President of Prudential Financial, Inc. (formerly, Prudential Securities, Inc.) from 1990 to 1997. Ms. Goins serves as the Chairperson of the New York Community Trust. She also serves as a director and a member of the Organization and Compensation Committee of AXA Financial Inc. She is also a director of AXA Equitable, MONY Life and MONY Life of America, which are subsidiaries of AXA Financial Inc. Ms. Goins is an attorney. Ms. Goins has been a Fannie Mae director since December 2008. Ms. Goins serves as Chair of the Nominating and Corporate Governance Committee and is also a member of the Compensation Committee and the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Ms. Goins should continue to serve as a director due to her extensive experience in business, finance, public policy matters, and the regulation of financial institutions, which she gained in the positions described above.

Frederick B. “Bart” Harvey III, 61, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low and very low income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008. Mr. Harvey serves as a member of the Audit Committee, the Nominating and Corporate Governance Committee, and the Risk Policy and Capital Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Harvey should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, public policy matters, mortgage lending, low-income housing and homebuilding, which he gained in the positions described above.

Philip A. Laskawy, 69, retired from Ernst & Young in September 2001, after having held several positions during his employment there from 1961 to 2001, including serving as Chairman and Chief Executive Officer from 1994 until his retirement in September 2001. Mr. Laskawy currently serves on the Boards of Directors of General Motors Corporation, Henry Schein, Inc., Lazard Ltd. and Loews Corporation. He is a member of the Audit Committee of each of these companies, including Chairman of the Audit Committee of General Motors Corporation. He is also Chair of the Nominating and Governance Committee and a member of the Strategic Advisory Committee at Henry Schein, Inc. Mr. Laskawy previously was a member of the Board of Directors of The Progressive Corporation (from 2001 through December 2007) and Discover Financial Services (from June 2007 through September 2008). He served as Chairman of the Audit Committee at each of these companies. Mr. Laskawy initially became a director and Chairman of Fannie Mae’s Board in September 2008. Mr. Laskawy is Chair of the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Laskawy should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.

Egbert L. J. Perry, 55, is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate advisory, investment management and development company based in Atlanta. Mr. Perry has over 29 years experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Board of Directors of Atlanta Life Financial Group, where he serves as a member of the Audit Committee, as Chair of the Advisory Board of the Penn Institute for Urban Research and as a trustee of the University of Pennsylvania and Children’s Healthcare of Atlanta. Mr. Perry served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008. Mr. Perry is a member of both the Nominating and Corporate Governance Committee and the Risk Policy and Capital Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Perry should continue to serve as a director due to his extensive experience in business, finance, accounting, mortgage lending, real estate, low-income housing and homebuilding, which he gained in the positions described above.

Jonathan Plutzik, 56, has served as Chairman of Betsy Ross Investors, LLC since August 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. and as Chairman of the Coro New York Leadership Center since January 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from June 2002 to December 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman. Mr. Plutzik has been a Fannie Mae director since November 2009. Mr. Plutzik is a member of both the Compensation Committee and the Risk Policy and Capital Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Plutzik should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management and the regulation of financial institutions, which he gained in the positions described above.

David H. Sidwell, 57, served as Executive Vice President and Chief Financial Officer of Morgan Stanley from March 2004 to October 2007, when he retired. From 1984 to March 2004, Mr. Sidwell worked for JPMorgan Chase & Co. in a variety of financial and operating positions, most recently as Chief Financial Officer of JPMorgan Chase’s investment bank from January 2000 to March 2004. Prior to joining JP Morgan in 1984, Mr. Sidwell was with Price Waterhouse LLP, a major public accounting firm, from 1975 to 1984. Mr. Sidwell serves as a Trustee of the International Accounting Standards Committee Foundation. Mr. Sidwell is currently a member of the Board of Directors, Senior Independent Director, and Chair of the Risk Committee of UBS AG. He previously was a member of the Board of Directors of MSCI Inc. from November 2007 through September 2008, where he served as Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Sidwell has been a Fannie Mae director since December 2008. Mr. Sidwell is Chair of the Risk Policy and Capital Committee and a member of the Compensation Committee and the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Sidwell should continue to serve as a director due to his extensive experience in business, finance, capital markets, accounting, risk management and the regulation of financial institutions, which he gained in the positions described above.

Michael J. Williams, 53, has been President and Chief Executive Officer of Fannie Mae since April 2009. He previously served as Fannie Mae’s Executive Vice President and Chief Operating Officer from November 2005 to April 2009. Mr. Williams also served as Fannie Mae’s Executive Vice President for Regulatory Agreements and Restatement from February 2005 to November 2005, as President—Fannie Mae eBusiness from July 2000 to February 2005 and as Senior Vice President—e-commerce from July 1999 to July 2000. Prior to this, Mr. Williams served in various roles in the Single-Family and Corporate Information Systems divisions of Fannie Mae. Mr. Williams joined Fannie Mae in 1991. Mr. Williams has been a Fannie Mae director since April 2009. He is a member of the Executive Committee.

Mr. Williams serves as a member of our Board of Directors pursuant to a FHFA order that specifies that our Chief Executive Officer will serve as a member of the Board. In addition, the Nominating and Corporate Governance Committee concluded that Mr. Williams should continue to serve as a director due to his extensive experience in business, finance, accounting, mortgage lending, real estate, low-income housing and the regulation of financial institutions, which he gained in the positions described above.

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

Under the Charter Act, our Board shall at all times have as members at least one person from each of the homebuilding, mortgage lending and real estate industries, and at least one person from an organization that has represented consumer or community interests for not less than two years or one person who has demonstrated a career commitment to the provision of housing for low-income households. It is the policy of the Board that a substantial majority of Fannie Mae’s directors will be independent, in accordance with the standards adopted by the Board. In addition, the Board, as a group, must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions and any other areas that may be relevant to the safe and sound operation of Fannie Mae.

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

The Nominating and Corporate Governance Committee evaluates the qualifications of current directors on an annual basis. Factors taken into consideration by the Committee in making this evaluation include:

•	a director’s contribution to the effective functioning of the corporation;

•	any change in the director’s principal area of responsibility with his or her company or his or her retirement from the company;

•	whether the director continues to bring relevant experience to the Board;

•	whether the director has the ability to attend meetings and fully participate in the activities of the Board;

•	whether the director has developed any relationships with Fannie Mae or another organization, or other circumstances have arisen, that might make it inappropriate for the director to continue serving on the Board;

•	the director’s age and length of service on the Board; and

•	the director’s particular experience, qualifications, attributes and skills.

Information regarding the particular experience, qualifications, attributes or skills of each of our current directors is provided above under “Directors.”

Board Leadership Structure

We have had a non-executive Chairman of the Board since 2004. FHFA examination guidance requires separate Chairman of the Board and Chief Executive Officer positions and requires that the Chairman of the Board be an independent director. Our Board is also structured so that all but one of our directors, our Chief Executive Officer, are independent. A non-executive Chairman structure enables non-management directors to raise issues and concerns for Board consideration without immediately involving management and is consistent with the Board’s emphasis on independent oversight, as well as our conservator’s directives.

Our Board has five standing committees: the Audit Committee, the Compensation Committee, the Executive Committee, the Nominating and Corporate Governance Committee, and the Risk Policy and Capital Committee. The Board and the standing Board committees function in accordance with their designated duties and with the authorities as set forth in federal statutes, regulations and FHFA examination and policy guidance, Delaware law (for corporate governance purposes) and in Fannie Mae’s bylaws and applicable charters of Fannie Mae’s Board committees. Such duties or authorities may be modified by the conservator at any time. In January 2011, the Board dissolved the Strategic Planning Committee and determined that its strategic planning oversight roles and responsibilities would be discharged by the full Board of Directors.

The Board oversees risk management primarily through the Risk Policy and Capital Committee. This Committee oversees management’s risk-related policies, including receiving, reviewing and discussing with management presentations and analyses on corporate level risk policies and limits, performance against these policies and limits, and the sufficiency of risk management capabilities. For more information on the Board’s role in risk oversight, see “MD&A—Risk Management—Enterprise Risk Governance—Board of Directors.”

Corporate Governance Information, Committee Charters and Codes of Conduct

Our Corporate Governance Guidelines, as well as the charters for our Board’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Policy and Capital Committee, are posted on our Web site, www.fanniemae.com, under “Corporate Governance” in the “About Us” section of our Web site. Our Executive Committee does not have a written charter. The responsibilities, duties and authorities of the Executive Committee are set forth in our Bylaws, which are also posted on our Web site, www.fanniemae.com, under “Corporate Governance” in the “About Us” section of our Web site.

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

Although our equity securities are no longer listed on the New York Stock Exchange (“NYSE”), we are required by FHFA’s corporate governance regulations and examination guidance for corporate governance, compensation practices and accounting practices to follow specified NYSE corporate governance requirements relating to, among other things, the independence of our Board members and the charters, independence, composition, expertise, duties and other requirements of our Board Committees.

Audit Committee Membership

Our Board has a standing Audit Committee consisting of Mr. Beresford, who is the Chair, Mr. Forrester, Ms. Gaines and Mr. Harvey, all of whom are independent under the requirements of independence set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Beresford, Mr. Forrester, Ms. Gaines and Mr. Harvey each have the requisite experience to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such.

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

Director Nominations; Shareholder Proposals

During the conservatorship, FHFA, as conservator, has all powers of the shareholders and Board of Directors of Fannie Mae. As a result, under the GSE Act, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. In consultation with the conservator, we currently do not plan to hold an annual meeting of shareholders in 2011. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

EXECUTIVE OFFICERS

Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Kenneth J. Bacon, 56, has been Executive Vice President—Multifamily (formerly, Housing and Community Development) since July 2005 and was interim head of Housing and Community Development from January 2005 to July 2005. He was Senior Vice President—Multifamily Lending and Investment from May 2000 to January 2005, and Senior Vice President—American Communities Fund from October 1999 to May 2000. From August 1998 to October 1999 he was Senior Vice President of the Community Development Capital Corporation. He was Senior Vice President of Fannie Mae’s Northeastern Regional Office in Philadelphia from May 1993 to August 1998. Mr. Bacon was a director of the Fannie Mae Foundation from January 1995 until it was dissolved in June 2009. He was Vice Chairman of the Fannie Mae Foundation from January 2005 to September 2008 and was Chairman from September 2008 to June 2009. Mr. Bacon is a director of Comcast Corporation and the Corporation for Supportive Housing. He is a member of the Executive Leadership Council.

David C. Benson, 51, has been Executive Vice President—Capital Markets since April 2009 and has also served as Treasurer since June 2010. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from August 2008 to April 2009, as Fannie Mae’s Senior Vice President and Treasurer from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from June 2002 to February 2006. Prior to joining Fannie Mae in 2002, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

Terence W. Edwards, 55, has been Executive Vice President—Credit Portfolio Management since September 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Edwards served as the President and Chief Executive Officer of PHH Corporation, a leading outsource provider of mortgage and fleet management services, from January 2005 to June 2009. Mr. Edwards was also a member of the Board of Directors of PHH Corporation from January 2005 through June 2009. Prior to PHH Corporation’s spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in January 2005, Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (now known as PHH Mortgage Corporation), a subsidiary of Cendant Corporation, beginning in February 1996. Mr. Edwards had previously served in other executive roles at PHH Corporation, which he joined in 1980.

David C. Hisey, 50, has been Executive Vice President and Deputy Chief Financial Officer since November 2008 and also assumed the responsibilities of Chief Financial Officer in December 2010. Mr. Hisey previously served as Executive Vice President and Chief Financial Officer from August to November 2008, as Senior Vice President and Controller from February 2005 to August 2008 and as Senior Vice President, Financial Controls and Operations from January to February 2005. Prior to joining Fannie Mae, Mr. Hisey was Corporate Vice President of Financial Services Consulting, Managing Director and practice leader of the Lending and Leasing Group of BearingPoint, Inc., a management consulting and systems integration company. Prior to joining BearingPoint in 2000, Mr. Hisey was an audit partner with KPMG, LLP. Mr. Hisey serves as our principal accounting officer and is a certified public accountant.

Linda K. Knight, 60, has served as the Executive Vice President leading Fannie Mae’s operating plan since September 2010. Since January 2011, Ms. Knight has also led the Financial Planning & Analysis business unit and the Strategy, Execution & Transformation business unit. Ms. Knight served as Executive Vice President—Mortgage-Backed Securities and Pricing from June 2010 to September 2010, and she served as Executive Vice President and Treasurer from April 2009 to June 2010. Ms. Knight previously served as Executive Vice President—Enterprise Operations & Securities from November 2008 to April 2009. Ms. Knight was responsible for securities operations from August 2008 to September 2010. She was responsible for enterprise operations from April 2007 to April 2009, except for a period from August 2008 to September 2008. Ms. Knight served under the title Executive Vice President—Securities from August to November 2008 and as Executive Vice President—Enterprise Operations from April 2007 until August 2008. Previously, Ms. Knight served as Executive Vice President—Capital Markets from March 2006 to April 2007. Before that, she served as Senior Vice President and Treasurer from February 1993 to March 2006, and Vice President and Assistant Treasurer from November 1986 to February 1993. Ms. Knight held the position of Director, Treasurer’s Office from November 1984 to November 1986. Ms. Knight joined Fannie Mae in August 1982 as a senior market analyst.

Timothy J. Mayopoulos, 51, has been Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary since September 2010. Mr. Mayopoulos was Executive Vice President, General Counsel and Corporate Secretary from April 2009 to September 2010. Before joining Fannie Mae, Mr. Mayopoulos was Executive Vice President and General Counsel of Bank of America Corporation from January 2004 to December 2008. He was Managing Director and General Counsel, Americas of Deutsche Bank AG’s Corporate and Investment Bank from January 2002 to January 2004. He was Managing Director and Senior Deputy General Counsel, Americas of Credit Suisse First Boston from November 2000 to May 2001, and Managing Director and Associate General Counsel of Donaldson, Lufkin & Jenrette, Inc. from May 1996 to November 2000. Mr. Mayopoulos was previously in private law practice at Davis Polk & Wardwell and served in the Office of the Independent Counsel during the Whitewater investigation.

Karen R. Pallotta, 47, has been Executive Vice President—Single-Family Mortgage Business since June 2009. Ms. Pallotta served as Senior Vice President—Product Acquisition Strategy and Support from September 2005 to May 2009. She previously served as Vice President—Marketing and Lender Strategies from November 2001 to September 2005. Ms. Pallotta held the positions of Director—Marketing from December 1999 to November 2001 and Director—Transactions and Account Management from July 1997 to December 1999. From July 1990, when she joined Fannie Mae, to July 1997, Ms. Pallotta held various analyst, manager and specialist positions with Fannie Mae.

Kenneth J. Phelan, 51, has been Executive Vice President—Chief Risk Officer, from April 2009 through February 2011. Prior to joining Fannie Mae, Mr. Phelan served as Chief Risk Officer of Wachovia Corporation, a financial holding company and bank holding company, from October 2008 to January 2009. Prior to Wachovia, Mr. Phelan served as Head of Risk Management Services at JPMorgan Chase & Co., a financial holding company, from August 2004 to September 2008. He also served as Head of Risk Strategy Development for Bank One Corporation, which was acquired by JPMorgan Chase & Co. in 2004, from September 2001 to August 2004.

Michael A. Shaw, 63, has been Executive Vice President and Chief Credit Officer since April 2009. Mr. Shaw previously served as Executive Vice President and Enterprise Risk Officer from November 2008 to April 2009, and as Executive Vice President and Chief Risk Officer from August 2008 to November 2008. Prior to that time, Mr. Shaw served as Senior Vice President—Credit Risk Oversight beginning in April 2006, when he joined Fannie Mae. Prior to that time, Mr. Shaw was employed at JPMorgan Chase & Co., where he served as Senior Credit Executive from 2004 to 2006, as Senior Risk Executive, Policy, Reporting, Analytics and Finance during 2004 and as Senior Credit Executive—Consumer, Chase Financial Services from 2003 to 2004. Prior to joining JP Morgan, Mr. Shaw held senior risk positions at GE Capital and a subsidiary from 1997 to 2003. Mr. Shaw previously served in several senior risk positions at Citigroup Inc., which he joined in 1972.

Edward G. Watson, 49, has been Executive Vice President—Operations and Technology, since April 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Watson held a variety of positions with Citigroup Inc., a global diversified financial services holding company. From April 2004 to April 2008, he was Global Head, Capital Markets Operations and Institutional Clients Group Business Services. Before that, he served in a series of senior finance positions, including as Chief Financial Officer of Citigroup International, the European Investment Bank, and of Global Investment Management. Upon joining Citigroup in 1994, Mr. Watson led the effort to build the infrastructure for a start-up interest rate and equity over-the-counter derivatives business, which he ran until 1998.

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2010 or with respect to 2010 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2010.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our Board of Directors approved an executive compensation program in December 2009, which we used for 2009 and 2010 compensation actions. The program was approved by FHFA in consultation with the Department of the Treasury.

As described in more detail below, our executive compensation structure consists of three principal elements: base salary, deferred pay and a long-term incentive award. A key objective of our compensation program is to tie pay to performance. Accordingly, half of the deferred pay award is based on achievement of corporate goals and the entire long-term incentive award is based on performance against individual and corporate goals. Another key objective of our compensation program is to attract and retain the executive talent needed to continue to fulfill the company’s important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our $3.2 trillion book of business and be an effective steward of the government’s support. Our executive compensation program is also designed to follow the same general structure of compensation arrangements approved by Treasury’s Special Master for TARP Executive Compensation for top executives at financial institutions that have received exceptional assistance under the Troubled Asset Relief Program (“TARP”).

As compared to 2009, our executive compensation program for 2010 includes the following changes designed to further the objectives of the program:

•	We increased the amount of the named executives’ pay that is subject to performance: half of deferred pay is now based on corporate performance, whereas in 2009 all of deferred pay was service-based;

•	We lengthened the performance period for the second installment of the 2010 long-term incentive award to two years, whereas the performance period for the 2009 long-term incentive award was only one year;

•	We implemented a policy to limit perquisites for our named executives to no more than $25,000 per person per year (with any exceptions to this limit requiring FHFA approval), and perquisites made available to our named executives in 2010 were substantially lower than this limit. We also eliminated tax reimbursements on perquisites for the named executives, as well as our executive life insurance program; and

•	We froze benefit accruals in the Executive Pension Plan for all participants, including our Chief Executive Officer, for compensation years after 2009.

In addition, the Board of Directors did not increase the named executives’ 2010 target total direct compensation from 2009 levels.

Our 2010 corporate performance goals were designed to support our current business objectives, which include providing support to the housing and mortgage markets during this critical time while minimizing our credit losses from delinquent mortgages. As such, our goals for 2010 were to achieve our mission of providing liquidity, stability and affordability to the U.S. housing and mortgage markets, build a more streamlined and higher-performing company, and build a stronger service and delivery model. The Compensation Committee determined that our performance against these goals was strong in many areas in 2010. For example, we provided significant liquidity to the market while maintaining the credit quality and expected economic returns of our new business. The Compensation Committee also determined, however, that we did not fully meet our subgoals relating to the management of our credit book and our risk and control environment. Based on its review of our corporate performance for 2010, the Compensation Committee determined that, subject to FHFA approval, the performance-based portion of 2010 deferred pay would be paid at 90% of target and the pool for the first installment of the 2010 long-term incentive awards for executive officers would be funded at 90% of target. Payment of the first installment of the 2010 long-term incentive awards was also subject to individual performance. FHFA reviewed and approved the Compensation Committee’s determinations. See “Determination of 2010 Compensation” for more information about how corporate and individual performance were used to determine compensation of our named executives.

Named Executives for 2010

This Compensation Discussion and Analysis focuses on compensation decisions relating to our Chief Executive Officer, our former Chief Financial Officer, our Deputy Chief Financial Officer (who assumed the responsibilities of our former Chief Financial Officer on December 30, 2010), and our next three most highly compensated executive officers during 2010. We refer to these individuals as our named executives. For 2010, our named executives were:

•	Michael J. Williams, President and Chief Executive Officer;

•	David C. Hisey, Executive Vice President and Deputy Chief Financial Officer (assumed responsibilities of the former Chief Financial Officer on December 30, 2010);

•	David M. Johnson, Executive Vice President and Chief Financial Officer (through December 29, 2010);

•	David C. Benson, Executive Vice President—Capital Markets;

•	Terence W. Edwards, Executive Vice President—Credit Portfolio Management; and

•	Timothy J. Mayopoulos, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary.

Impact of Conservatorship

As discussed above under “Business—Conservatorship and Treasury Agreements—Conservatorship,” we have been under the conservatorship of FHFA since September 2008. The conservatorship has had a significant impact on the compensation received by our named executives in 2010, as well as the process by which executive compensation for 2010 was determined. Regulatory requirements affecting our executive compensation include:

•	Our directors serve on behalf of FHFA and exercise their authority subject to the direction of FHFA. More information about the role of our directors is described above in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

•	While we are in conservatorship, FHFA, as our conservator, retains the authority to approve and to modify both the terms and amount of any compensation to any of our executive officers. FHFA, as our conservator, has directed that our Board consult with and obtain FHFA’s consent before taking any actions involving hiring, compensation or termination benefits of any officer at the executive vice president level and above and including, regardless of title, executives who hold positions with the functions of the chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general/internal auditor.

•	FHFA, as our regulator, must approve any termination benefits we offer to our named executives and certain other officers identified by FHFA.

•	Under the terms of the senior preferred stock purchase agreement with Treasury, we may not enter into any new compensation arrangements with, or increase amounts or benefits payable under existing compensation arrangements of, any named executives or executive officers without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

•	Under the terms of the senior preferred stock purchase agreement, we may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement. This effectively eliminates our ability to offer stock-based compensation.

•	Under the Housing and Economic Recovery Act of 2008 and related regulations issued by FHFA, the Director of FHFA has the authority to prohibit or limit us from making any “golden parachute payment” to specified categories of persons, including our named executives.

As a result of these requirements, the 2010 compensation determinations for our named executives discussed in this Compensation Discussion and Analysis were approved by the Acting Director of FHFA.

2010 Executive Compensation Program

Overview of Program Objectives and Structure

Our executive compensation program is designed to fulfill two primary objectives:

•	Pay for Performance. Our executive compensation program is intended to drive a pay for performance environment through the use of performance-based long-term incentive awards and deferred pay.

•	Attract and Retain Executive Talent. Our executive compensation program is also intended to attract and retain the executive talent needed to continue to fulfill the company’s important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our book of business and be an effective steward of the government’s support.

As described in our 2009 Form 10-K, in 2009, FHFA worked with our management and Board of Directors, and sought the guidance of Treasury’s Special Master for TARP Executive Compensation, to develop an executive compensation program that meets these objectives and also reflects evolving standards regarding executive compensation and, to the extent appropriate, is generally consistent with the structural standards created for firms that received exceptional TARP assistance. The views of management and the Board of Directors in the development of this executive compensation program reflected input from management’s and the Compensation Committee’s compensation consultants.

As a result of these efforts, in December 2009, we adopted a compensation program based on FHFA’s guidance consisting of three primary elements: base salary, deferred pay and a long-term incentive award. With regard to the relative distribution of total compensation among these elements, based on guidance from FHFA, we targeted the long-term incentive award component at one-third of total direct compensation, with base salary and deferred pay together constituting the remaining two-thirds of total direct compensation. In addition, based on guidance from FHFA, we limited annual base salary rates to no more than $500,000, except in the case of our Chief Executive Officer and Chief Financial Officer, which is similar to the pay structure created for firms that received exceptional TARP assistance. FHFA, in consultation with Treasury, approved our compensation program and the level of salary, deferred pay target and long-term incentive target for each of our named executives.

The Board and the Compensation Committee reviewed compensation arrangements for the named executives in March 2010 and did not make any changes to the named executives’ salaries, deferred pay targets or long-term incentive targets for 2010.

Elements of 2010 Compensation Program

Direct Compensation

•	Base Salary. Base salary is paid in cash throughout the year on a bi-weekly basis and provides a minimum, fixed level of cash compensation for the named executives. Base salary reflects the named executive’s level of responsibility and experience, as well as individual performance over time. Base salary is capped at $500,000 for all of our executive officers, including the named executives, other than our Chief Executive Officer and Chief Financial Officer.

•	Deferred Pay. Deferred pay is paid to the named executives in cash in quarterly installments in the year following the performance year. We will pay 2010 deferred pay to the named executives in four equal quarterly installments in March, June, September and December of 2011. Deferred pay is designed to replicate the “stock salary” element of the compensation program applicable to financial institutions that received exceptional TARP assistance and is also intended to serve as a retention incentive for the named executives; however, deferred pay is paid in cash, not stock. Given the low market value of our common stock since our entry into conservatorship, we and FHFA believe that stock-based compensation would not provide appropriate retention incentives for our named executives. Further, large grants of low-priced stock could provide substantial incentives for the named executives to seek and take large risks. In addition, we are prohibited from paying new stock-based compensation under the senior preferred stock purchase agreement without Treasury’s consent. Except in the limited circumstances described under “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” below, we will pay installments of deferred pay only if the named executive is employed by Fannie Mae on the scheduled payment dates.

Half of 2010 deferred pay is based on the Board of Directors’ determination of corporate performance in 2010, as approved by FHFA; the remaining half of 2010 deferred pay is service based. Accordingly, the performance-based portion of deferred pay that a named executive actually receives may be more or less than the named executive’s target.

•	Long-term Incentive Award. A long-term incentive award is a performance-based cash award that is paid over two calendar years. Long-term incentive awards are designed to provide incentives to the named executives to achieve corporate and individual performance goals, and to serve as a retention incentive. A named executive’s target for a long-term incentive award is one-third of the executive’s target total direct compensation. Except in the limited circumstances described under “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” below, we will pay installments of a long-term incentive award only if the named executive is employed by Fannie Mae on the scheduled payment dates.

Half of the 2010 long-term incentive award is based on corporate and individual performance for 2010, and is paid in February 2011. The remaining half of the award will be determined and paid in early 2012 based on corporate and individual performance for both 2010 and 2011. Because the award is performance based, the long-term incentive award that a named executive actually receives may be more or less than the named executive’s target; however, the sum of the individual long-term incentive awards to all executive officers cannot exceed the overall amount of the long-term incentive pool for our executive officers. In addition, each long-term incentive award paid to an executive officer must be approved by FHFA.

Employee Benefits

Our employee benefits are a fundamental part of our executive compensation program, and serve as an important tool in attracting and retaining senior executives. We describe these employee benefits below.

•	Retirement Plans. Eligibility for our retirement plans is dependent on the named executive’s date of hire, as we have made significant changes to our retirement programs over the last several years.

•	Mr. Williams. Mr. Williams has a frozen benefit under the Executive Pension Plan. Mr. Williams also participates in our tax-qualified defined benefit pension plan and supplemental defined benefit pension plans. See “Compensation Tables—Pension Benefits—Defined Benefit Pension Plans” for more information about Mr. Williams’ retirement benefits and changes made to those benefits during 2010.

•	Messrs. Hisey and Benson. Messrs. Hisey and Benson participate in our tax-qualified defined benefit pension plan and supplemental defined benefit pension plans.

•	Messrs. Johnson, Edwards and Mayopoulos. Messrs. Johnson, Edwards and Mayopoulos do not participate in any of our defined benefit pension plans because they were hired after we froze participation in these plans. They participate instead in our Supplemental Retirement Savings Plan, which is an unfunded, non-tax-qualified defined contribution plan.

All of the named executives are also eligible to participate in our Retirement Savings Plan, which is a 401(k) plan that is available to our employee population as a whole. We provide more detail on our retirement plans under “Compensation Tables—Pension Benefits” and “Compensation Tables—Nonqualified Deferred Compensation.”

•	Other Employee Benefits and Plans. In general, the named executives are eligible for employee benefits available to our employee population as a whole, including our medical insurance plans, life insurance program and matching charitable gifts program. The named executives are also eligible to participate in our voluntary supplemental long-term disability plan, which is available to many of our employees.

•	Perquisites. Our policy is to limit perquisites for our named executives to no more than $25,000 per person per year. Any exceptions to this limit would require the approval of FHFA in consultation with Treasury. No named executive received more than $2,400 in perquisites in 2010.

•	Severance Benefits. We have not entered into employment agreements with any of our named executives that would entitle the executive to severance benefits. Information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated is provided below in “Compensation Tables—Potential Payments Upon Termination or Change-in-Control.” FHFA must approve any termination benefits we offer our named executives.

Determination of 2010 Compensation

Summary of 2010 Compensation Actions

The table below displays the named executives’ 2010 compensation targets compared to the actual awards or payments to be received by the named executives. Only the first installment of the 2010 long-term incentive award, which is paid in February 2011, is included in this chart. The target amount for the second installment of the 2010 long-term incentive award is the same as the target for the first installment of the award. The second installment of the 2010 long-term incentive award will be determined and paid in 2012 based on 2010 and 2011 corporate and individual performance, and therefore is excluded from the chart. This table is not intended to replace the summary compensation table, required under applicable SEC rules, which is included below under “Compensation Tables—Summary Compensation Table for 2010, 2009 and 2008.”

				2010 Long-Term Incentive Award
		2010 Deferred Pay		(First Installment Only)(2)
			Actual Amount		Actual Amount
	2010 Base		Approved to be		Approved to be	Percentage
Named Executive	Salary Rate	Target	Paid in 2011(1)	Target	Paid in 2011	of Target

Michael Williams	$900,000	$3,100,000	$2,945,000	$1,000,000	$900,000	90%
David Hisey	425,000	1,045,000	992,750	365,000	325,000	89
David Johnson(3)	650,000	1,700,000	—	575,000	—	—
David Benson	500,000	1,369,667	1,301,184	465,167	440,000	95
Terence Edwards	500,000	1,369,667	1,301,184	465,167	420,000	90
Timothy Mayopoulos	500,000	1,469,667	1,396,184	490,167	485,000	99

(1)	Target 2010 deferred pay is 50% service-based and 50% corporate performance-based. The Compensation Committee determined that the corporate performance-based portion of 2010 deferred pay would be paid at 90% of target.

(2)	Amounts do not include the second installment of each named executive’s 2010 long-term incentive award. For each named executive, the target amount for the second installment of the award is the same as the target for the first installment of the award. The amount of the second installment that will actually be paid to each named executive will be determined and paid in 2012 based on an assessment of 2010 and 2011 corporate and individual performance.

(3)	Mr. Johnson left the company in December 2010 and therefore will not receive 2010 deferred pay or payment of a 2010 long-term incentive award.

2010 Corporate Performance Goals and Assessment of 2010 Corporate Performance

In May 2010, the Board established, and FHFA approved, 2010 corporate performance goals for the performance-based portion of deferred pay and for the first installment of the 2010 long-term incentive award, as well as continuing two-year (2010 and 2011) corporate performance goals for the second installment of the 2010 long-term incentive award. The Board did not assign any relative weight to the goals and the Compensation Committee may consider other factors in addition to the goals in assessing corporate performance.

In December 2010 and January 2011, the Compensation Committee reviewed our performance against each of our 2010 performance goals and related subgoals to determine the funding of the pool for the first installment of the 2010 long-term incentive awards for the named executives and the amounts of the performance-based portion of 2010 deferred pay for the named executives. In conducting its review, the Compensation Committee took into consideration the views of the Committee members and its objective to correlate compensation with performance, the views of FHFA, management’s assessment of the company’s performance against the goals, and the discussion and review of corporate performance with the Chief Executive Officer. The results of the Compensation Committee’s review are summarized below.

•	Goal 1: Our first 2010 performance goal was to achieve our mission of providing liquidity, stability and affordability to the U.S. housing and mortgage markets. Our subgoals under this goal consisted of: providing liquidity to the market while maintaining the credit quality and expected economic returns of our new business; managing our credit book of business; administering Treasury’s Making Home Affordable Program; and addressing our duty to serve and housing goals. Key achievements during 2010 pursuant to this goal were as follows:

•	Our Single-Family business provided liquidity to the market by achieving a market share of new single-family mortgage-related securities issuances of 44.0% for 2010, significantly exceeding its target of 33% while actively balancing this market position with prudent lending and pricing.

•	Our Multifamily business provided liquidity to the market by achieving a multifamily GSE market share of 53% for 2010, exceeding its target of 50% while actively balancing this market position with prudent lending and pricing. Multifamily GSE market share refers to the percentage of multifamily credit guaranty acquisitions by Fannie Mae versus Freddie Mac.

•	Our Capital Markets business provided liquidity to the market through securities structuring, early funding, whole loan conduit and related activities that generated revenues well in excess of its target of $320 million.

•	We incurred single-family credit-related expenses of $26.4 billion for 2010, significantly lower than our target of $45.4 billion.

•	We significantly increased our default prevention and loss mitigation activities in 2010 as compared to 2009, completing over 400,000 modifications, disposing of more than 185,000 REO properties and providing over 75,000 foreclosure alternatives in 2010. In addition, our serious delinquency rate declined by more than 100 basis points from its peak in February 2010.

•	We made improvements to the HAMP system of record, supported Treasury-hosted borrower outreach events and conducted training of industry stakeholders and participating servicers.

•	We made significant progress in meeting our new 2010 housing goals despite difficult market conditions. We also prepared for implementation of the final duty to serve rule.

The Compensation Committee concluded that the company had substantially met this goal. The Compensation Committee recognized the company’s 2010 achievements described above, particularly the company’s strong performance with respect to its liquidity subgoal. The company provided substantial liquidity to the market in 2010, while also acquiring new business with a high credit quality that is expected to be profitable. The Compensation Committee concluded, however, that the company only partially met its subgoal relating to the management of its credit book of business. While the company’s credit losses were lower than expected in 2010, it was partially due to the temporary halt to foreclosures by some of our servicers during the fourth quarter of 2010. In addition, the Committee took into account the foreclosure process deficiencies of servicers, lawyers and other service providers that were discovered in 2010.

•	Goal 2: Our second 2010 performance goal was to build a more streamlined, higher-performing company. Our subgoals under this goal consisted of: enhancing our financial metrics; improving our business processes and technology infrastructure; developing and retaining employees; and achieving and maintaining a strong risk and control environment. Key achievements during 2010 pursuant to this goal were as follows:

•	We operated within our 2010 corporate forecast of revenues and expenses, developed a three-year cost reduction plan and developed new reporting and tracking methodologies for key business metrics.

•	We implemented a corporate project quality office, documented the current state architecture, created a baseline future state and made a number of organizational changes to optimize the technology and operations areas.

•	We enhanced our talent development and review processes, and retained high-performing employees at a higher rate than lower performers.

•	We resolved specified risk and control matters identified by internal audit and FHFA, and remediated our material weakness in internal control over financial reporting relating to change management by September 30, 2010.

•	We conducted risk control self-assessments for all high risk and a majority of medium risk processes and developed remediation plans for identified high exposure items.

The Compensation Committee concluded that the company had substantially met this goal. In making its determination, the Committee took into account the company’s 2010 achievements described above. In addition, while the Committee acknowledged the significant progress the company had made in addressing risk and control issues in 2010, it concluded that the company only partially met its subgoal relating to its risk and control environment, and that the company must continue to work toward operational excellence and better manage its internal controls. For example, the company initially produced information for Treasury’s June MHA report that contained an error.

•	Goal 3: Our third 2010 performance goal was to build a stronger service and delivery model. The Compensation Committee concluded that we met this goal for 2010 by successfully developing a three-year operating plan to improve organizational efficiency and reduce costs.

The Compensation Committee considered other factors in evaluating our 2010 performance in addition to performance against the 2010 corporate goals. These factors included: the company’s implementation of consolidation accounting; its launch of an initiative to improve the quality of loan data and underwriting in the primary market; its participation in FHFA’s initiative to review and evaluate servicing compensation for single-family loans; its development and implementation of a strategy to move high-risk servicing portfolios; and its resolution of a significant portion of its outstanding repurchase requests. The Compensation Committee also considered the company’s continued substantial financial losses in 2010.

Based on its evaluation of the company’s performance against its goals and these additional factors, the Compensation Committee determined that, subject to FHFA approval, the performance-based portion of 2010 deferred pay would be paid at 90% of target and the pool for the first installment of the 2010 long-term incentive awards for executive officers would be funded at 90% of target. In making this determination, the Compensation Committee did not give more weight to one goal or subgoal than any other goal or subgoal. The Board and FHFA have reviewed and approved this determination.

Assessment of 2010 Individual Performance

Overview.  The amounts of the first installment of the 2010 long-term incentive awards for the named executives took into account not only the company’s performance against the 2010 corporate goals and subgoals described above, but also an assessment by the Board of Directors of each named executive’s performance during the year. The Board assessed the Chief Executive Officer’s performance with input from the Compensation Committee and assessed each other named executive’s performance with input from both the Compensation Committee and the Chief Executive Officer. Based on these assessments, the Board used its judgment and discretion to determine the amount of compensation it deemed appropriate for each named executive. The Board did not evaluate the performance of Mr. Johnson, who left the company in December 2010 and therefore did not receive a 2010 long-term incentive award.

We describe the Board’s determination with respect to the first installment of each named executive’s 2010 long-term incentive award, as well as the elements of each named executive’s performance the Board considered in making this determination, below. FHFA has reviewed and approved these determinations. More information on the compensation arrangements for each of our named executives is set forth below in the “Summary Compensation Table for 2010, 2009 and 2008.”

Michael Williams, President and Chief Executive Officer.  The Board determined that the first installment of Mr. Williams’ 2010 long-term incentive award would be $900,000, which was 90% of his target. Mr. Williams’ individual 2010 performance was evaluated based on the company’s performance against the corporate performance goals for 2010, reflecting the fact that he is accountable for the success of the entire organization. In addition, other achievements not reflected in the corporate performance goals were considered. The Board determined that, under Mr. Williams’ leadership in 2010, the company substantially met its corporate goals and subgoals, made solid progress in managing credit losses on its pre-2009 book of business, acquired a 2010 book of business with a strong credit profile that is expected to be profitable, and achieved substantial progress in making the company more operationally disciplined and efficient. The Board also determined that, during his tenure as Chief Executive Officer, Mr. Williams has provided strong and steady leadership in an extraordinarily challenging period for the company and a difficult market environment. He has built and maintained good relationships with FHFA and Treasury. In addition, he has built an effective executive management team and has also been instrumental in attracting and retaining strong employees at the senior vice president level.

David Hisey, Executive Vice President—Deputy Chief Financial Officer.  The Chief Executive Officer recommended to the Board that the first installment of Mr. Hisey’s 2010 long-term incentive award be $325,000, which was approximately 89% of his target. The Board approved this recommendation. In recommending the amount of Mr. Hisey’s long-term incentive award, the Chief Executive Officer considered Mr. Hisey’s leadership of the company’s implementation of the new consolidation accounting standards, which was completed in the first quarter of 2010. Implementation of these new accounting standards required the company to make major, complex operational and system changes in a very short time. The implementation effort involved the work of hundreds of people, and had a substantial impact on our overall internal control environment. Mr. Hisey’s leadership of this project was critical in ensuring that it was completed successfully and on time. The Chief Executive Officer also considered Mr. Hisey’s key partnership role in supporting the Credit Portfolio Management team, particularly with respect to special servicing efforts. In addition, the Chief Executive Officer considered Mr. Hisey’s leadership of the company’s participation in FHFA’s ongoing initiative to review and evaluate servicing compensation for single-family loans, which includes not only managing a large internal team but also coordinating with FHFA.

David Benson, Executive Vice President—Capital Markets.  The Chief Executive Officer recommended to the Board that the first installment of Mr. Benson’s 2010 long-term incentive award be $440,000, which was approximately 95% of his target. The Board approved this recommendation. In recommending the amount of Mr. Benson’s long-term incentive award, the Chief Executive Officer considered that, under Mr. Benson’s leadership, the Capital Markets group provided significant liquidity support to the market through securities structuring, early funding, whole loan conduit and related activities. The Chief Executive Officer also considered the additional responsibilities Mr. Benson took on as the company’s Treasurer in 2010, and his key role in refinancing and restructuring a significant portion of our outstanding debt. Mr. Benson also had a significant role in obtaining funding for the company’s purchase of over $200 billion in delinquent loans from our single-family MBS trusts in 2010, which had a beneficial impact on our financial results. The Chief Executive Officer also considered Mr. Benson’s integral role in communicating with the company’s regulators and his significant work in the company’s efforts to improve its culture.

Terence Edwards, Executive Vice President—Credit Portfolio Management.  The Chief Executive Officer recommended to the Board that the first installment of Mr. Edwards’ 2010 long-term incentive award be $420,000, which was approximately 90% of his target. The Board approved this recommendation. In recommending the amount of Mr. Edwards’ long-term incentive award, the Chief Executive Officer considered Mr. Edwards’ outstanding leadership in transforming the credit portfolio management team, which was one of the company’s most critical leadership challenges in 2010. Mr. Edwards built a strong credit portfolio management team, adding over 600 people to his division through both internal and external resources. Under Mr. Edwards’ effective leadership, his division handled an extraordinarily large volume of default prevention and loss mitigation activities in 2010, which had a positive impact on both homeowners and Fannie Mae’s credit losses. In addition, the Chief Executive Officer determined that Mr. Edwards’ leadership made it possible for the credit portfolio management team to make significant progress in addressing and remediating control issues.

Timothy Mayopoulos, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary.  The Chief Executive Officer recommended to the Board that the first installment of Mr. Mayopoulos’ 2010 long-term incentive award be $485,000, which was approximately 99% of his target. The Board approved this recommendation. In recommending the amount of Mr. Mayopoulos’ long-term incentive award, the Chief Executive Officer considered the additional responsibilities Mr. Mayopoulos took on in 2010 as the company’s new Chief Administrative Officer, with responsibility for the Human Resources, Communications and Marketing Services, and Government and Industry Relations divisions. The Chief Executive Officer also considered Mr. Mayopoulos’ many significant accomplishments in 2010, which included his effective leadership relating to the settlement and ongoing handling of the company’s litigation matters and his critical leadership role relating to the company’s participation in Congressional hearings and in the Financial Crisis Inquiry Commission hearings. In addition, the Chief Executive Officer considered Mr. Mayopoulos’ significant role in developing the company’s operating plan as part of the company’s goal of building a stronger service and delivery model, particularly in the early stages of this effort. He also considered that Mr. Mayopoulos continues to play a key advisory role in connection with the company’s operating plan.

Compensation Arrangements with our Former Chief Financial Officer

Mr. Johnson, the company’s former Chief Financial Officer, received base salary in 2010 through his departure date of December 29, 2010. Mr. Johnson was not eligible to receive the fourth quarterly installment of his 2009 deferred pay because he was not employed by us on the payment date for that installment. In addition,

Mr. Johnson is not eligible to receive payments of the second installment of his 2009 long-term incentive award, the first or second installment of his 2010 long-term incentive award or any of the quarterly installments of his 2010 deferred pay because he will not be employed by us on the respective payment dates for these installments. In addition to base salary, Mr. Johnson received company contributions to his Retirement Savings Plan and company credits to a Supplemental Retirement Savings Plan in 2010; however, due to his resignation, he forfeited the 2% company contributions to the Retirement Savings Plan and the 2% company credits to the Supplemental Retirement Savings Plan for 2008, 2009 and 2010, which have a three-year vesting period. Mr. Johnson did not receive any severance payments as a result of his resignation from Fannie Mae. For more detailed information regarding Mr. Johnson’s 2010, 2009 and 2008 compensation, refer to the “Summary Compensation Table for 2010, 2009 and 2008” below.

Other Executive Compensation Considerations

Role of Compensation Consultants

Our current executive compensation program was developed in 2009 with assistance from the company’s outside compensation consultant, McLagan, and the Compensation Committee’s independent compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”).

McLagan advised management on various compensation and human resources matters during 2010, including the company’s risk assessment of its 2010 compensation program and the performance metrics under our compensation plans. McLagan also advised management on competitive pay levels, organization structure and headcount, and various compensation proposals for new hires and promotions. In addition, McLagan provided market compensation data for senior management positions for purposes of determining 2011 compensation targets, including the named executives’ positions.

FW Cook advised the Compensation Committee and the Board on various executive compensation matters during 2010, including the company’s risk assessment of its 2010 compensation program, changes to the Chief Executive Officer’s retirement benefits and various compensation proposals for new hires and promotions. FW Cook also evaluated the company’s 2010 corporate performance goals and assisted the Compensation Committee in its assessment of the company’s performance against these goals. In addition, FW Cook informed the Compensation Committee of market trends in compensation and assisted the Committee in its evaluation of our executive compensation program, including reviewing the market compensation data prepared by McLagan for senior management positions for purposes of determining 2011 compensation targets, including the named executives’ positions. FW Cook did not provide any services to management in 2010.

Compensation Recoupment Policy

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

Our complete compensation repayment provisions are attached as Exhibit 99.1 to our Form 8-K filed on December 24, 2009.

The Compensation Committee plans to review our compensation recoupment policy and revise it as necessary to comply with the Dodd-Frank Act once rules implementing the Act’s clawback requirements have been finalized by the SEC.

Stock Ownership and Hedging Policies

In January 2009, our Board eliminated our stock ownership requirements because of the difficulty of meeting the requirements at current market prices and because we had ceased paying our executives stock-based compensation. All employees, including our named executives, are prohibited from transacting in derivative securities related to our securities, including options, puts and calls, other than pursuant to our stock-based benefit plans.

Tax Deductibility of our Compensation Expenses

Subject to certain exceptions, section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other named executives, unless, among other things, the compensation is “performance-based,” as defined in section 162(m), and provided under a plan that has been approved by the shareholders. We have not adopted a policy requiring all compensation to be deductible under section 162(m). The impact of a potential lost deduction because of Section 162(m) is substantially mitigated by our current and projected tax losses, and this approach allows us flexibility in light of the conservatorship. Awards under the 2008 Retention Program, 2009 deferred pay and long-term incentive awards for 2009 performance received by the named executives in 2010 do not qualify as performance-based compensation under section 162(m). In addition, 2010 deferred pay and long-term incentive awards for 2010 performance are not structured to qualify as performance-based compensation under section 162(m).

2011 Compensation

The Board and the Compensation Committee reviewed the current compensation arrangements for our named executives in January 2011 and determined that the named executives’ base salary, deferred pay targets and long-term incentive targets will not change in 2011. As of February 24, 2011, the Board of Directors had not established 2011 corporate performance goals for purposes of determining the first installment of the 2011 long-term incentive awards.

The continuing two-year (2010 and 2011) performance goals against which the company’s performance will be measured for purposes of the second installment of the 2010 long-term incentive awards (which are payable in the first quarter of 2012) are to: reduce fixed general and administrative expenses; achieve our target relating to the reduction of credit-related expenses; achieve risk-adjusted return on economic capital targets; meet deliverables on business process and technology improvements; address all matters requiring attention identified by our regulator; and make progress on certain strategic projects.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Brenda J. Gaines, Chair
Dennis R. Beresford
Charlynn Goins (member since January 2011)
Jonathan Plutzik
David H. Sidwell

COMPENSATION RISK ASSESSMENT

We conducted a risk assessment of our employee compensation policies and practices. In conducting this risk assessment, we reviewed, among other things, our compensation plans, pay profiles, performance goals and performance appraisal management process. We also assessed whether policies, procedures or other mitigating controls existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices.

Based on the results of our risk assessment, we concluded that our employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Several factors contributed to our conclusion, including:

•	Payment of incentive compensation is based on the achievement of performance metrics that we have concluded do not encourage unnecessary or excessive risk-taking. Our mix of multiple qualitative and quantitative performance metrics without undue emphasis on any one metric provides an appropriate balance of incentives.

•	Our extensive performance appraisal process ensures achievement of goals without encouraging executives or employees to take inappropriate risks.

•	Although we have an all cash compensation program while under conservatorship, FHFA approval of our executive compensation arrangements and our payment of most incentive payments over time, with a portion based on future performance, encourages appropriate decision-making.

•	Our Board and Compensation Committee have an active and significant oversight role in compensation-related decisions, including approving the company’s overall compensation structure, determining whether corporate goals have been achieved and determining the overall funding level of the pool for incentive awards, with final approval from FHFA. The Compensation Committee regularly reviews compensation data and consults with its independent compensation consultant on compensation matters.

•	Deferred pay and incentive compensation for our senior executive officers is subject to the terms of a clawback policy.

•	We have no severance arrangements for our executive officers that would pay additional compensation when an executive leaves and there is no guarantee that an executive would receive payments of previously awarded deferred pay or long-term incentive compensation if an executive’s employment were terminated.

COMPENSATION TABLES

Summary Compensation Table for 2010, 2009 and 2008

The following table shows summary compensation information for 2010, 2009 and 2008 for the named executives.

						Change in
						Pension
						Value and
					Non-Equity	Nonqualified
					Incentive	Deferred
				Stock	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)

Michael Williams(7)	2010	900,000	1,550,000	—	2,295,000	833,156	16,300	5,594,456
President and Chief Executive	2009	860,523	2,867,200	—	2,051,100	790,803	111,180	6,680,806
Officer	2008	676,000	871,000	4,783,993	—	724,874	43,034	7,098,901
David Hisey(8)	2010	408,654	522,500	—	795,250	130,600	15,950	1,872,954
Executive Vice President and	2009	441,347	1,045,000	—	983,700	70,894	44,600	2,585,541
Deputy Chief Financial Officer	2008	382,904	737,000	940,487	160,000	62,450	43,209	2,326,050
David Johnson(9)	2010	645,000	—	—	—	—	79,200	724,200
Executive Vice President and	2009	675,000	1,275,000	—	517,500	—	178,865	2,646,365
Chief Financial Officer	2008	48,077	—	—	—	—	—	48,077
David Benson	2010	500,000	684,834	—	1,056,350	218,844	22,250	2,482,278
Executive Vice President—Capital	2009	519,231	1,369,667	—	1,282,800	125,157	47,815	3,344,670
Markets
Terence Edwards	2010	500,000	684,834	—	1,036,350	—	54,439	2,275,623
Executive Vice President—Credit Portfolio Management
Timothy Mayopoulos(10)	2010	500,000	734,834	—	1,146,350	—	88,308	2,469,492
Executive Vice President,	2009	439,346	1,278,610	—	842,601	—	87,138	2,647,695
Chief Administrative Officer, General Counsel and Corporate Secretary

(1)	Calendar year 2009 contained 27 biweekly pay periods, rather than the usual 26 biweekly pay periods. As a result, salary amounts for 2009 reflect an additional biweekly pay period.

(2)	Amounts shown for 2010 in the “Bonus” column consist of the service-based portion of 2010 deferred pay, which is 50% of the total 2010 deferred pay target. As described in footnote 4 below, the performance-based portion of 2010 deferred pay is included in the “Non-Equity Incentive Plan Compensation” column. Deferred pay for 2010 will be paid in four equal installments in March, June, September and December 2011. These amounts generally will be paid only if the named executive remains employed by us on the payment date. More information about deferred pay is presented in “Compensation Discussion and Analysis—2010 Executive Compensation Program—Elements of 2010 Compensation Program.”

Amounts shown for 2009 in the “Bonus” column consist of the entire amount of 2009 deferred pay, all of which was service-based. As noted in footnote 9 below, the amount of 2009 deferred pay originally awarded to Mr. Johnson was $1,700,000; however, Mr. Johnson did not receive the fourth $425,000 installment of this award because he left the company prior to the payment date for the installment. Accordingly, the 2009 amount shown in this column for Mr. Johnson consists of only the $1,275,000 in 2009 deferred pay actually paid to him.

(3)	Amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock granted during the applicable year computed in accordance with the accounting standards for stock compensation. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of restricted stock for each year is the average of the high and low trading price of our common stock on the date of grant.

(4)	Amounts shown for 2010 in the “Non-Equity Incentive Plan Compensation” column include the first installment of the 2010 long-term incentive award, which was based on corporate and individual performance for 2010. The amount of the first installment of the 2010 long-term incentive award awarded to each named executive was as follows: $900,000 for Mr. Williams, $325,000 for Mr. Hisey, $440,000 for Mr. Benson, $420,000 for Mr. Edwards and $485,000 for Mr. Mayopoulos. This first installment of the 2010 long-term incentive award is paid in February 2011. The second installment of the 2010 long-term incentive award will be determined and paid in the first quarter of 2012 based on corporate and individual performance for both 2010 and 2011, and therefore is not included as 2010 compensation in this table. As noted in footnote 9 below, Mr. Johnson will not receive payment of a 2010 long-term incentive award because he left the company prior to the payment dates for the award.

Amounts shown for 2010 in the “Non-Equity Incentive Plan Compensation” column also include the performance-based portion of 2010 deferred pay, which was based on corporate performance for 2010. The amount of the performance-based portion of 2010 deferred pay awarded to each named executive was as follows: $1,395,000 for Mr. Williams, $470,250 for Mr. Hisey, $616,350 for Mr. Benson, $616,350 for Mr. Edwards and $661,350 for Mr. Mayopoulos. These amounts represent 90% of the target amount of the performance-based portion of 2010 deferred pay for each named executive. As noted in footnote 2, 2010 deferred pay will be paid in four equal installments in March, June, September and December 2011. These amounts generally will be paid only if the named executive remains employed by us on the payment date. As noted in footnote 9 below, Mr. Johnson will not receive payment of 2010 deferred pay because he left the company prior to the payment dates.

More information about deferred pay and long-term incentive awards is presented in “Compensation Discussion and Analysis—2010 Executive Compensation Program—Elements of 2010 Compensation Program.”

Amounts shown for 2009 in the “Non-Equity Incentive Plan Compensation” column include long-term incentive awards awarded based on 2009 corporate and individual performance. The amount of this award was $1,665,000 for Mr. Williams, $657,000 for Mr. Hisey, $837,300 for Mr. Benson and $842,601 for Mr. Mayopoulos. These long-term incentive awards were payable in two equal installments. The first installment was paid in February 2010 and the second installment is paid in February 2011. As described in footnote 9 below, the amount of the 2009 long-term incentive award originally awarded to Mr. Johnson was $1,035,000; however, Mr. Johnson did not receive the second $517,500 installment of this award because he left the company prior to the payment date for the installment. Accordingly, the 2009 amount shown in this column for Mr. Johnson consists of only the first $517,500 installment paid to him in February 2010.

Amounts shown for 2009 in the “Non-Equity Incentive Plan Compensation” column for Messrs. Williams, Hisey and Benson also include the performance-based portion of their 2008 Retention Program award, which was based on 2009 corporate performance. The amount of this award was $386,100 for Mr. Williams, $326,700 for Mr. Hisey and $445,500 for Mr. Benson. This portion of the 2008 Retention Program award was paid in February 2010. Messrs. Johnson and Mayopoulos did not receive 2008 Retention Program awards.

(5)	The reported amounts represent change in pension value. We calculated these amounts using the same assumptions we use for financial reporting under GAAP, using a discount rate of 5.65% at December 31, 2010. None of our named executives received above-market or preferential earnings on nonqualified deferred compensation.

(6)	The table below shows more information about the amounts reported for 2010 in the “All Other Compensation” column, which include (1) company contributions under our Retirement Savings Plan (401(k) Plan); (2) company credits to our Supplemental Retirement Savings Plan; and (3) matching charitable contributions under our matching charitable gifts program.

		Company
	Company	Credits to
	Contributions to	Supplemental	Charitable
	Retirement Savings	Retirement Savings	Award
Name	(401(k)) Plan	Plan	Programs

Michael Williams	$7,350	—	$8,950
David Hisey	12,250	—	3,700
David Johnson	14,700	$64,500	—
David Benson	12,250	—	10,000
Terence Edwards	19,600	30,339	4,500
Timothy Mayopoulos	19,600	48,708	20,000

In accordance with SEC rules, amounts shown under “All Other Compensation” for 2010 do not include perquisites or personal benefits for any named executives, because aggregate perquisites for each named executive in 2010 were substantially less than $10,000.

Amounts shown in the “Charitable Award Programs” column reflect gifts we made under our matching charitable gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $10,000 in any calendar year. Effective January 1, 2011, we changed our matching charitable gifts program to reduce the maximum amount of matching gifts to $5,000 in any calendar year. Amounts included in this column for Mr. Mayopoulos consist of a $10,000 matching contribution submitted in March 2010 relating to charitable contributions he made in 2009 and a $10,000 matching contribution submitted in January 2011 relating to charitable contributions he made in 2010.

Mr. Johnson left the company before completing the three-year vesting period for the company’s 2% contribution to the Retirement Savings Plan for 2010 and 2% credit to the Supplemental Retirement Savings Plan for 2010. Accordingly, he forfeited the 2% company contribution to the Retirement Savings Plan for 2010 and the 2% company credit to the Supplemental Retirement Savings Plan for 2010. Amounts included in this table for Mr. Johnson include only the 6% company contribution to the Retirement Savings Plan for 2010 and the 6% company credit to the Supplemental Retirement Savings Plan for 2010 that immediately vested, and do not include these forfeited amounts.

(7)	Mr. Williams became our President and Chief Executive Officer on April 21, 2009. He previously served as Fannie Mae’s Executive Vice President and Chief Operating Officer from November 2005 through April 20, 2009.

(8)	Mr. Hisey joined Fannie Mae in January 2005. He has been Executive Vice President and Deputy Chief Financial Officer since November 2008 and also assumed the responsibilities of Chief Financial Officer on December 30, 2010, following the departure of Mr. Johnson. Mr. Hisey previously served as Executive Vice President and Chief Financial Officer from August to November 2008, and as Senior Vice President and Controller from February 2005 to August 2008.

(9)	Mr. Johnson joined Fannie Mae in November 2008 and left the company on December 29, 2010. Mr. Johnson was not eligible to receive 2010 deferred pay or payment of his 2010 long-term incentive award because he left the company prior to the payment dates for the awards. In addition, he did not receive the fourth installment of his 2009 deferred pay ($425,000) or the second installment of his 2009 long-term incentive award ($517,500) because he was not employed by Fannie Mae on the respective payment dates for these installments. Mr. Johnson also forfeited the 2% company contributions to the Retirement Savings Plan and the 2% company credits to the Supplemental Retirement Savings Plan for 2008, 2009 and 2010, which have a three-year vesting period. The amounts reported as Mr. Johnson’s 2008, 2009 and 2010 compensation in this table exclude these forfeited payments and represent the amounts he actually received, rather than the original amounts awarded to him.

(10)	Mr. Mayopoulos has been an employee of Fannie Mae since April 21, 2009 and was engaged as a consultant for Fannie Mae from February 17, 2009 through April 20, 2009. Amounts reported as Mr. Mayopoulos’ 2009 compensation in the “Salary” column consist of (a) $353,846 in base salary paid to him from April 21, 2009 (the date he became an employee of Fannie Mae) through December 31, 2009; and (b) $85,500 in fees paid to him from February 17, 2009 through April 20, 2009 for his services as a consultant.

Grants of Plan-Based Awards in 2010

The following table shows grants of awards made to the named executives during 2010 under our long-term incentive plan and deferred pay plan. The terms of these long-term incentive and deferred pay awards are described above in “Compensation Discussion and Analysis—2010 Executive Compensation Program—Elements of 2010 Compensation Program.” Deferred pay amounts shown represent only the performance-based portion (50%) of the named executives’ 2010 deferred pay award.

		Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(2)
	Award	Threshold	Target	Maximum
Name	Type(1)	($)	($)	($)

Michael Williams	LTI	—	2,000,000	—
	DP	—	1,550,000	—
David Hisey	LTI	—	730,000	—
	DP	—	522,500	—
David Johnson(3)	LTI	—	1,150,000	—
	DP	—	850,000	—
David Benson	LTI	—	930,333	—
	DP	—	684,834	—
Terence Edwards	LTI	—	930,333	—
	DP	—	684,834	—
Timothy Mayopoulos	LTI	—	980,333	—
	DP	—	734,834	—

(1)	LTI indicates an award under our long-term incentive plan. DP indicates the corporate performance-based portion (50%) of the named executives’ 2010 deferred pay award.

(2)	For awards under our long-term incentive plan, the amounts shown are the target amounts of the named executives’ 2010 long-term incentive awards established by our Board in 2010. Except for Mr. Johnson, the actual amount of the first installment (50%) of each named executive’s 2010 long-term incentive award was determined in 2011 based on 2010 performance against pre-established corporate and individual performance goals. The second installment (50%) of each named executive’s 2010 long-term incentive award will be determined in 2012 based on performance in 2010 and 2011 against pre-established corporate and individual performance goals. No amounts are shown in the “Threshold” and “Maximum” columns because our long-term incentive plan does not specify threshold or maximum payout amounts. Our Board has the discretion to pay awards in amounts below or above these target amounts, subject to the approval of FHFA. The actual amounts of the first installment of the 2010 long-term incentive award awarded by the Board and approved by FHFA for 2010 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2010, 2009 and 2008” and explained in footnote 4 to that table. The first installment of the long-term incentive award is paid to the named executives in February 2011. The second installment of the long-term incentive award will be determined and paid in 2012.

For deferred pay awards, the amounts shown are the target amounts of the performance-based portion (50%) of the named executives’ 2010 deferred pay award. Except for Mr. Johnson, the actual amount of the performance-based portion of 2010 deferred pay was determined in 2011 based on 2010 performance against pre-established corporate performance goals. No amounts are shown in the “Threshold” and “Maximum” columns because our deferred pay plan does not specify threshold or maximum payout amounts. Our Board has the discretion to pay awards in amounts below or above these target amounts, subject to the approval of FHFA. The actual amounts of the performance-based portion of 2010 deferred pay awarded by the Board and approved by FHFA for 2010 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2010, 2009 and 2008” and explained in footnote 4 to that table. The performance-based portion of 2010 deferred pay will paid to the named executives in four equal quarterly installments in March, June, September and December 2011.

(3)	Because Mr. Johnson left the company before the payment dates for the awards, he did not receive any payment of his 2010 long-term incentive award or 2010 deferred pay. See “Compensation Discussion and Analysis—Determination of 2010 Compensation—Assessment of 2010 Individual Performance” for further information.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table shows outstanding stock option awards and unvested restricted stock held by the named executives as of December 31, 2010. The market value of stock awards shown in the table below is based on a per share price of $0.30, which was the closing market price of our common stock on December 31, 2010. As of December 31, 2010, the exercise prices of all of the outstanding options referenced in the table below were substantially higher than the market price of our common stock.

			Option Awards(2)				Stock Awards(2)
			Number of				Number of	Market Value of
			Securities				Shares or	Shares or
			Underlying				Units of	Units of
			Unexercised		Option	Option	Stock That	Stock That
	Award	Grant	Options (#)		Exercise	Expiration	Have Not	Have Not
Name	Type(1)	Date	Exercisable		Price ($)	Date	Vested (#)	Vested ($)

Michael Williams	O	11/20/2001	44,735		80.95	11/20/2011
	O	1/21/2003	63,836		69.43	1/21/2013
	O	1/23/2004	73,880		78.32	1/23/2014
	RS	1/25/2007					23,156	6,947
	RS	1/28/2008					74,378	22,313
David Hisey	O	1/3/2005	10,000		71.31	1/3/2015
	RS	1/25/2007					4,022	1,207
	RS	1/28/2008					14,622	4,387
David Johnson	N/A
David Benson	O	6/3/2002	12,000		79.33	6/3/2012
	O	6/3/2002	20,080	(3)	79.33	6/3/2012
	O	1/21/2003	9,624		69.43	1/21/2013
	O	1/23/2004	12,223		78.32	1/23/2014
	RS	1/25/2007					2,983	895
	RS	1/28/2008					11,971	3,591
Terence Edwards	N/A
Timothy Mayopoulos	N/A

(1)	O indicates stock options and RS indicates restricted stock.

(2)	Except as otherwise indicated, all awards of options and restricted stock listed in this table vest in four equal annual installments beginning on the first anniversary of the date of grant. Amounts reported in this table for restricted stock represent only the unvested portion of awards. Amounts reported in this table for options represent only the unexercised portions of awards.

(3)	This option award had special vesting provisions: 3,860 options vested immediately upon grant, 9,080 vested on August 31, 2002, 4,370 vested on January 31, 2003, 1,610 vested on January 31, 2004 and 1,160 vested on January 31, 2005.

Option Exercises and Stock Vested in 2010

The following table shows information regarding vesting of restricted stock held by the named executives during 2010. We have calculated the value realized on vesting by multiplying the number of shares of stock by the fair market value (based on the closing market price) of our common stock on the vesting date. We have provided no information regarding stock option exercises because no named executives exercised stock options during 2010.

	Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting (#)	Vesting ($)

Michael Williams	75,747	74,698
David Hisey	18,246	19,403
David Johnson	—	—
David Benson	10,383	10,261
Terence Edwards	—	—
Timothy Mayopoulos	—	—

Pension Benefits

Defined Benefit Pension Plans

Executive Pension Plan.  The Executive Pension Plan was designed to supplement the benefits payable under our tax-qualified defined benefit retirement plan (the Federal National Mortgage Association Retirement Plan for Employees Not Covered Under Civil Service Retirement Law or “Retirement Plan”). Mr. Williams is the only named executive with a benefit under the Executive Pension Plan, and his benefit under the plan was frozen as of December 31, 2009. Because the Executive Pension Plan is frozen, Mr. Williams’ compensation, years of service and Retirement Plan benefits earned for years after 2009 are not taken into account in determining his benefit under the Executive Pension Plan.

Executive Pension Plan benefits vested after ten years of participation in the plan, and Mr. Williams was 90% vested at the time the plan was frozen. Mr. Williams’ maximum annual pension benefit under the Executive Pension Plan, based on his status as 90% vested and a pension goal formula of 40%, is 36% of his average annual covered compensation earned for the years 2007, 2008 and 2009. Covered compensation is Mr. Williams’ average annual base salary, including deferred compensation, plus eligible incentive compensation. For this purpose, eligible incentive compensation is limited in the aggregate to 50% of Mr. Williams’ base salary, and consists of his Annual Incentive Plan cash bonus for 2007 and his 2008 Retention Program awards earned for 2008 and 2009. His payments under the Executive Pension Plan are reduced by his Retirement Plan benefit determined as of December 31, 2009.

Early retirement is available under the plan at age 55, with a reduction in the plan benefit of 2% for each year between the year in which benefit payments begin and the year in which the participant turns 60. The benefit payment for Mr. Williams is a monthly amount equal to 1/12th of his annual retirement benefit payable during the lives of Mr. Williams and his surviving spouse. If he dies before receiving benefits under the Executive Pension Plan, his surviving spouse will be entitled to a death benefit that begins when Mr. Williams would have reached age 55, based on his pension benefit at the date of death.

Supplemental Pension Plan and 2003 Supplemental Pension Plan.  The purpose of the Supplemental Pension Plan is to provide supplemental retirement benefits to employees whose salary exceeds the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan is limited by the statutory benefit cap applicable to the Retirement Plan. The purpose of the Supplemental Pension Plan of 2003 (the “2003 Supplemental Pension Plan”) is to provide additional benefits based on eligible incentive compensation not taken into account under the Retirement Plan or the Supplemental Pension Plan. For executive officers, eligible incentive compensation includes Annual Incentive Plan bonuses, and awards under the 2008 Retention Program for 2008 and 2009. Beginning with awards for 2009 performance, eligible incentive compensation for executive officers also includes deferred pay awards. For purposes of determining benefits under the 2003 Supplemental Pension Plan, the amount of an officer’s eligible incentive compensation taken into account is limited in the aggregate to 50% of the officer’s base salary. Benefits under these plans vest at the same time as benefits under the Retirement Plan, and benefits under these plans typically commence at the later of age 55 or separation from service.

Messrs. Williams, Hisey and Benson are the only named executives who participate in the Supplemental Pension Plan and the 2003 Supplemental Pension Plan. In general, officers who are eligible to participate in the Executive Pension Plan receive the greater of their Executive Pension Plan benefits or combined Supplemental Pension Plan and 2003 Supplemental Pension Plan benefits. However, for 2010 and 2011, Mr. Williams will accrue benefits under the Supplemental Pension Plan and the 2003 Supplemental Pension Plan that will not be offset by his Executive Pension Plan benefit. In light of its decision to freeze Mr. Williams’ benefit under the Executive Pension Plan, the Board adopted this change, with the approval of FHFA, to provide Mr. Williams a pension benefit for 2010 and 2011.

Retirement Plan.  Participation in the Retirement Plan has been frozen, and employees hired after December 31, 2007 and employees who did not satisfy the age and service requirements to be grandfathered participants under the Retirement Plan do not earn benefits under the Retirement Plan. Prior to 2007, participation in the Retirement Plan was generally available to employees. Participants are fully vested in the

Retirement Plan when they complete five years of credited service. Messrs. Williams, Hisey and Benson are the only named executives who participate in the Retirement Plan.

Under the Retirement Plan, normal retirement benefits are computed on a single life basis using a formula based on final average annual earnings and years of credited service. For years of service after 1988, the pension formula is:

•	1 1/2% multiplied by final average annual earnings, plus

•	1/2% multiplied by final average annual earnings over Social Security-covered compensation multiplied by years of credited service.

A different formula applies for years of service after 35 years. Final average annual earnings are average annual earnings in the participant’s highest paid 36 consecutive calendar months during his last 120 calendar months of employment. Earnings are base salary. Provisions of the Internal Revenue Code of 1986, as amended, limit the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2010, the statutory compensation and benefit caps were $245,000 and $195,000, respectively. Early retirement under the Retirement Plan is generally available at age 55. For employees who retire before age 65, benefits are reduced by stated percentages for each year that they are younger than 65.

The table below shows the years of credited service and the present value of accumulated benefits for each named executive under our defined benefit pension plans as of December 31, 2010.

Pension Benefits for 2010

		Number of
		Years	Present Value of
		Credited	Accumulated
Name	Plan Name	Service (#)(1)	Benefit ($)(2)

Michael Williams	Retirement Plan	20	496,799
	Supplemental Pension Plan(3)	20	212,562
	2003 Supplemental Pension Plan(3)	20	127,318
	Executive Pension Plan	9	3,267,952
David Hisey	Retirement Plan	6	134,035
	Supplemental Pension Plan	6	106,003
	2003 Supplemental Pension Plan	6	127,263
David Johnson	Not applicable
David Benson	Retirement Plan	9	194,507
	Supplemental Pension Plan	9	191,149
	2003 Supplemental Pension Plan	9	203,159
Terence Edwards	Not applicable
Timothy Mayopoulos	Not applicable

(1)	Mr. Williams has fewer years of credited service under the Executive Pension Plan than under the Retirement Plan because he worked at Fannie Mae prior to becoming a participant in the Executive Pension Plan. In addition, because benefit accruals under the Executive Pension Plan for years after 2009 were frozen, Mr. Williams’ credited service under the Executive Pension Plan was frozen in 2009 at 9 years.

(2)	The present value for the Executive Pension Plan assumes that Mr. Williams will remain in service until age 60, the normal retirement age under the Executive Pension Plan. The present value for the Retirement Plan, Supplemental Pension Plan and 2003 Supplemental Pension Plan assumes that the named executives will remain in service until age 65, the normal retirement age under those plans. The values also assume that benefits under the Executive Pension Plan will be paid in the form of a monthly annuity for Mr. Williams’ life and that Mr. Williams’ surviving spouse and benefits under the Retirement Plan will be paid in the form of a single life monthly annuity for Mr. Williams’ life. The postretirement mortality assumption is based on the IRS prescribed mortality table for 2011 funding purposes. Under the terms of the 2003 Supplemental Pension Plan, the deferred pay award for 2010 has been taken into account for the purpose of determining present value as of December 31, 2010. For additional information regarding the calculation of present value and the assumptions underlying these amounts, see “Note 14, Employee Retirement Benefits” in this report.

(3)	The present value of accumulated benefit for Mr. Williams for the Supplemental Pension Plan and 2003 Supplemental Pension Plan shown in this table reflects only the amounts accrued under these plans in 2010. Although Mr. Williams has 20 years of credited service under the Supplemental Pension Plan and 2003 Supplemental Pension Plan, as of December 31, 2010, his benefit for years prior to 2010 under these plans is offset by the benefit that he would receive upon his retirement under the Executive Pension Plan.

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. Subject to IRS limits for 401(k) plans, we match in cash employee contributions up to 3% of base salary for employees who are grandfathered participants in our Retirement Plan and up to 6% of base salary and eligible incentive compensation (which for the applicable named executives includes annual bonuses and deferred pay) for employees who are not grandfathered participants in our Retirement Plan. All non-grandfathered employees are 100% vested in our matching contributions. Grandfathered employees receive benefits under the 3% of base salary matching program and are fully vested in our matching contributions after five years of service. Messrs. Williams, Hisey and Benson are grandfathered employees under our Retirement Plan and therefore receive benefits under the 3% matching program, while Messrs. Johnson, Edwards and Mayopoulos are non-grandfathered employees and therefore receive benefits under the 6% matching program.

All regular employees, with the exception of those who participated in the Executive Pension Plan (which includes Mr. Williams), receive an additional 2% contribution (based on base salary for grandfathered employees and on base salary and eligible incentive compensation for non-grandfathered employees) from the company regardless of employee contributions to this plan. Participants are fully vested in this 2% contribution after three years of service.

Nonqualified Deferred Compensation

Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan for non-grandfathered employees. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2010, the limit was $245,000). Messrs. Johnson, Edwards and Mayopoulos are the named executives who participated in the Supplemental Retirement Savings Plan in 2010.

For 2010, we credited 8% of the eligible compensation for Messrs. Johnson, Edwards and Mayopoulos that exceeded the IRS annual limit for 2010. Eligible compensation for Messrs. Johnson, Edwards and Mayopoulos consists of base salary plus any eligible incentive compensation (which includes annual bonuses and deferred pay) earned for that year, plus any awards earned for that year under the 2008 Retention Program, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that will vest after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested.

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

The table below provides information on the nonqualified deferred compensation of the named executives for 2010.

Nonqualified Deferred Compensation for 2010

	Executive	Company	Aggregate		Aggregate
	Contributions	Contributions in	Earnings in	Aggregate	Balance at
	in Last	Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
Name	Fiscal Year ($)	Year ($)(1)	Year ($)(2)	Distributions ($)	Year-End ($)(3)

Michael Williams 2001 Special Stock Award(4)	—	—	(1,208)	—	412
David Hisey	—	—	—	—	—
David Johnson Supplemental Retirement Savings Plan	—	64,500	14,027	—	106,909
David Benson	—	—	—	—	—
Terence Edwards Supplemental Retirement Savings Plan	—	30,339	1,409	—	31,748
Timothy Mayopoulos Supplemental Retirement Savings Plan	—	48,708	7,118	—	64,708

(1)	All amounts reported in this column for Messrs. Johnson, Edwards and Mayopoulos as company contributions in the last fiscal year pursuant to the Supplemental Retirement Savings Plan are also reported as 2010 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2010, 2009 and 2008.” Company contributions for Mr. Johnson in this column do not include $21,500 in company credits made under the Supplemental Retirement Savings Plan in 2010 that he forfeited by leaving the company before completing the three-year vesting period.

(2)	None of the earnings reported in this column are reported as 2010 compensation in the “Summary Compensation Table for 2010, 2009 and 2008” because the earnings are neither above-market nor preferential.

(3)	Amounts reported in this column for Mr. Johnson include company contributions in 2009 to the Supplemental Retirement Savings Plan of $25,800 that are also reported as 2009 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2010, 2009 and 2008.” Amounts reported in this column for Mr. Mayopoulos include company contributions in 2009 to the Supplemental Retirement Savings Plan of $8,708 that are also reported as 2009 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2010, 2009 and 2008.”

(4)	The Board previously approved a special stock award to officers for 2001 performance. On January 15, 2002, Mr. Williams deferred until retirement 1,142 shares he received in connection with this award. Aggregate earnings on these shares reflect changes in stock price. Mr. Williams’ number of shares has grown through the reinvestment of dividends to 1,373 shares as of December 31, 2010.

Potential Payments upon Termination or Change-in-Control

The information below describes and quantifies certain compensation and benefits that may have become payable to each of our named executives under our existing plans and arrangements if our named executive’s employment had terminated on December 31, 2010, taking into account the named executive’s compensation and service levels as of that date and based on a per share price of $0.30, which was the closing price of our common stock on December 31, 2010. The discussion below does not reflect retirement or deferred compensation benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.

FHFA Must Approve Any Termination Benefits We Provide Named Executives

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

Potential Payments to Named Executives

We have not entered into employment agreements with any of our named executives that would entitle our executives to severance benefits. Below we discuss various elements of compensation that may become payable in the event a named executive dies or retires, or that may be paid in the event his employment is terminated by Fannie Mae. We then quantify the amounts that might have been paid to our named executives in these circumstances, in each case as of December 31, 2010.

•	Deferred Pay and Long-Term Incentive Awards. In general, an executive officer, including our named executives, must continue to be employed to receive payments of deferred pay or the long-term incentive award, and will forfeit any unpaid amounts upon termination of his or her employment. Exceptions to this general rule apply in the case of an executive officer’s death or retirement, and may apply in the event an executive officer’s employment is terminated by Fannie Mae other than for cause, as follows:

•	Death. In the event an executive officer’s employment is terminated due to his or her death, his or her estate will receive the remaining installment payments of deferred pay for the prior year, as well as a pro rata portion of deferred pay for the current year, based on time worked during the year. In addition, his or her estate will receive any remaining installment payment of a long-term incentive award for a completed performance year and a pro rata portion of a long-term incentive award for the current performance year, based on time worked during the year; provided that the executive officer was employed at least one complete calendar quarter during the current performance year.

•	Retirement. If an executive officer retires from Fannie Mae at or after age 65 with at least 5 years of service, he or she will receive the remaining installment payments of deferred pay for the prior year. In addition, he or she will receive any remaining installment payment of a long-term incentive award for a completed performance year.

•	Termination by Fannie Mae. If Fannie Mae terminates an executive officer’s employment other than for cause, the Board of Directors may determine, subject to the approval of FHFA in consultation with Treasury, that he or she may receive certain unpaid deferred pay or long-term incentive awards. The determination to pay amounts of unpaid deferred pay or long-term incentive awards is in the discretion of the Board of Directors and FHFA; the named executives do not have any contractual right or right under the terms of the deferred pay plan or the long-term incentive plan to receive any unpaid deferred pay or long-term incentive awards in the event of a termination by Fannie Mae.

In each case, for any portion of a long-term incentive award or any performance-based portion of a deferred pay award that has not been finally determined, the award will be adjusted based on performance relative to the applicable performance goals and, in the case of a termination by Fannie Mae, cannot exceed 100% of the target award. In addition, installment payments of the awards will be made on the original payment schedule, rather than being provided in a lump sum. In the case of a termination by Fannie Mae, an executive officer must agree to the terms of a standard termination agreement with the company in order to receive these post-termination of employment payments. More information about deferred pay and the long-term incentive awards is provided above in “Compensation Discussion and Analysis—2010 Executive Compensation Program—Elements of 2010 Compensation Program.”

•	Stock Compensation Plans. Under the Fannie Mae Stock Compensation Plan of 2003, stock options, restricted stock and restricted stock units held by our employees, including our named executives, fully vest upon the employee’s death, total disability or retirement. Under both the Fannie Mae Stock Compensation Plan of 2003 and the Fannie Mae Stock Compensation Plan of 1993, upon the occurrence of these events, or if an option holder leaves our employment after age 55 with at least 5 years of service, the option holder, or the holder’s estate in the case of death, can exercise any stock options until the initial expiration date of the stock option, which is generally 10 years after the date of grant. For these purposes, “retirement” generally means that the executive retires at or after age 60 with 5 years of service or age 65 (with no service requirement).

•	Retiree Medical Benefits. We currently make certain retiree medical benefits available to our full-time employees who retire and meet certain age and service requirements.

The table below shows the amounts that would have become payable if a named executive’s employment had terminated on December 31, 2010 as a result of his death. The table below does not show any amounts that would have become payable if a named executive had retired on December 31, 2010 since as of that date none of the named executives had reached the minimum age required to receive any of these amounts upon his retirement.

Potential Payments Upon Death as of December 31, 2010(1)

			2009	2010
			Long-Term	Long-Term
	Restricted	2010	Incentive	Incentive
Name	Stock(2)	Deferred Pay(3)	Award(4)	Award(5)	Total

Michael Williams	$29,260	$2,945,000	$832,500	$900,000	$4,706,760
David Hisey	5,594	992,750	328,500	325,000	1,651,844
David Johnson(6)	—	—	—	—	—
David Benson	4,486	1,301,184	418,650	440,000	2,164,320
Terence Edwards	—	1,301,184	163,095	420,000	1,884,279
Timothy Mayopoulos	—	1,396,184	421,301	485,000	2,302,485

(1)	The named executives would also have received the applicable amounts shown in the “Restricted Stock” column of this table in the event of their total disability, but not the amounts shown under any other column.

(2)	These values are based on a per share price of $0.30, which was the closing price of our common stock on December 31, 2010.

(3)	Assumes that each named executive (other than Mr. Johnson) would have received the 2010 deferred pay awarded to him, which is payable in March, June, September and December 2011. Each named executive was awarded 95% of his target 2010 deferred pay (50% of deferred pay was based on corporate performance, which the Compensation Committee determined would be paid at 90% of target, and the remaining 50% of deferred pay was service based and therefore the named executives will receive 100% of this portion of the award).

(4)	Assumes that each named executive (other than Mr. Johnson) would have received the second installment of his 2009 long-term incentive award, which was determined in February 2010 and is paid in February 2011.

(5)	Assumes that each named executive (other than Mr. Johnson) would have received the first installment of his 2010 long-term incentive award, which was determined in January 2011 and is paid in February 2011. The named executives would not have received the second installment of the 2010 long-term incentive award in the event of their death on December 31, 2010, because that installment will be determined in the first quarter of 2012 based on corporate and individual performance for both 2010 and 2011.

(6)	Mr. Johnson left the company on December 29, 2010 and therefore would not be entitled to any payments upon death as of December 31, 2010.

The table below shows the maximum amount of deferred pay and long-term incentive award that could have become payable to the named executive if his employment was terminated other than for cause on December 31, 2010. The named executives do not have any contractual right or right under the terms of the deferred pay plan or the long-term incentive plan to receive any unpaid deferred pay or long-term incentive awards in the event of a termination by Fannie Mae. Any amounts of unpaid deferred pay or long-term incentive awards paid to executive officers if they are terminated other than for cause will be determined on a case-by-case basis in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury. We therefore cannot make a reasonable estimate of the amounts that would become payable in such cases.

Maximum Potential Payments Upon Termination Other Than For Cause as of December 31, 2010

		2009	2010
		Long-Term	Long-Term
	2010	Incentive	Incentive
Name	Deferred Pay(1)	Award(2)	Award(3)	Total

Michael Williams	$2,945,000	$832,500	$900,000	$4,677,500
David Hisey	992,750	328,500	325,000	1,646,250
David Johnson(4)	—	—	—	—
David Benson	1,301,184	418,650	440,000	2,159,834
Terence Edwards	1,301,184	163,095	420,000	1,884,279
Timothy Mayopoulos	1,396,184	421,301	485,000	2,302,485

(1)	Assumes that each named executive (other than Mr. Johnson) would have received 100% of the 2010 deferred pay awarded to him, which is payable in March, June, September and December 2011. Each named executive was awarded 95% of his target 2010 deferred pay (50% of deferred pay was based on corporate performance, which the Compensation Committee determined would be paid at 90% of target, and the remaining 50% of deferred pay was service based and therefore the named executives will receive 100% of this portion of the award). The actual amount of unpaid deferred pay a named executive would receive in the event his employment is terminated would be in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury, and could range from 0% to 100% of the amount shown in this column.

(2)	Assumes that each named executive (other than Mr. Johnson) would have received 100% of the second installment of his 2009 long-term incentive award, which was determined in February 2010 and is paid in February 2011. The actual amount of the unpaid 2009 long-term incentive award a named executive would receive in the event his employment is terminated would be in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury, and could range from 0% to 100% of the amount shown in this column.

(3)	Assumes that each named executive (other than Mr. Johnson) would have received 100% of the first installment of his 2010 long-term incentive award, which was determined in January 2011 and is paid in February 2011. We have not included the second installment of the 2010 long-term incentive award because that installment will not be determined until the first quarter of 2012 based on corporate and individual performance for both 2010 and 2011. The actual amount of the unpaid 2010 long-term incentive award a named executive would receive in the event his employment is terminated would be in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury, and could range from 0% to 100% of the amount shown in this column.

(4)	Mr. Johnson left the company on December 29, 2010 and therefore would not be entitled to any payments upon termination as of December 31, 2010.

Payments to Former Chief Financial Officer

Mr. Johnson, who served as our Chief Financial Officer from November 2008 to December 2010, received no severance payments from us as a result of his resignation from Fannie Mae.

Director Compensation

In November 2008, FHFA approved a new program under which our non-management directors receive all compensation in cash, as described below. This compensation for the directors was designed to be reasonable, appropriate and commensurate with the duties and responsibilities of their Board service.

The total 2010 compensation for our non-management directors is shown in the table below. Mr. Williams, our only director who also served as an employee of Fannie Mae during 2010, was not entitled to receive any of the benefits provided to our non-management directors other than those provided under the matching charitable gifts program, which is available to all of our employees.

2010 Non-Employee Director Compensation Table

	Fees Earned
	or Paid	All Other
	in Cash	Compensation	Total
Name	($)	($)(1)	($)

Dennis R. Beresford	185,000	—	185,000
William Thomas Forrester	170,000	—	170,000
Brenda J. Gaines	180,000	—	180,000
Charlynn Goins	170,000	—	170,000
Frederick B. “Bart” Harvey III	170,000	10,000	180,000
Philip A. Laskawy	290,000	10,000	300,000
Egbert L. J. Perry	160,000	—	160,000
Jonathan Plutzik	160,000	10,000	170,000
David H. Sidwell	160,000	10,000	170,000

(1)	“All Other Compensation” consists of gifts we made or will make under our matching charitable gifts program. Our matching charitable gifts program is discussed in greater detail following this table.

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

Additional Arrangements with our Non-Management Directors

Matching Charitable Gifts Program.  To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. Under this program, gifts made by employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $10,000 in any calendar year, including up to $500 that may be matched on a 2-for-1 basis. Effective January 1, 2011, we changed our matching charitable gifts program to reduce the maximum amount of matching gifts to $5,000 in any calendar year and to eliminate the ability to match up to $500 on a 2-for-1 basis.

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

The following table provides information as of December 31, 2010 with respect to shares of common stock that may be issued under our existing equity compensation plans. At this time, we are prohibited from issuing new stock without the prior written consent of Treasury under the terms of the senior preferred stock purchase agreement, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement, including as required by the terms of outstanding stock options and restricted stock units.

Equity Compensation Plan Information

As of December 31, 2010
Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in First
Plan Category	and Rights (#)	and Rights	Column) (#)

Equity compensation plans approved by stockholders	4,942,332 (1)	$75.07 (2)	40,989,913 (3)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	4,942,332	$75.07	40,989,913

(1)	This amount includes outstanding stock options; restricted stock units; deferred stock units; and shares issuable upon the payout of deferred stock balances. Outstanding awards, options and rights include grants under the Fannie Mae Stock Compensation Plan of 1993, the Stock Compensation Plan of 2003 and the payout of shares deferred upon the settlement of awards made under the 1993 plan and a prior plan.

(2)	The weighted average exercise price is calculated for the outstanding options and does not take into account restricted stock units or deferred shares.

(3)	This number of shares consists of 11,960,258 shares available under the 1985 Employee Stock Purchase Plan and 29,029,655 shares available under the Stock Compensation Plan of 2003 that may be issued as restricted stock, stock bonuses, stock options or in settlement of restricted stock units, performance share program awards, stock appreciation rights or other stock-based awards. No more than 1,433,784 of the shares issuable under the Stock Compensation Plan of 2003 may be issued as restricted stock or restricted stock units vesting in full in fewer than three years, performance shares with a performance period of less than one year or bonus shares subject to similar vesting provisions or performance periods.

Beneficial Ownership

The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of February 15, 2011, unless otherwise indicated. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(1)
		Stock Options
		Exercisable or
		Other Shares
	Common Stock	Obtainable	Total
	Beneficially	Within 60 Days of	Common Stock
	Owned Excluding	February 15,	Beneficially
Name and Position	Stock Options	2011(2)	Owned

David C. Benson(3)	17,367	53,927	71,294
Executive Vice President—Capital Markets
Dennis R. Beresford	4,719	0	4,719
Director
Terence W. Edwards	0	0	0
Executive Vice President—Credit Portfolio Management
W. Thomas Forrester	0	0	0
Director
Brenda J. Gaines	487	0	487
Director
Charlynn Goins	0	0	0
Director
Frederick Barton Harvey, III	0	0	0
Director
David C. Hisey(4)	14,517	10,000	24,517
Executive Vice President and Deputy Chief Financial Officer
David M. Johnson	0	0	0
Executive Vice President and Chief Financial Officer
Philip A. Laskawy	0	0	0
Chairman of the Board
Timothy J. Mayopoulos	0	0	0
Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Egbert L. J. Perry	0	0	0
Director
Jonathan Plutzik	0	0	0
Director
David H. Sidwell	0	0	0
Director
Michael J. Williams(5)	254,657	183,824	438,481
President and Chief Executive Officer
All directors and current executive officers as a group (20 persons)(6)	457,286	403,965	861,251

(1)	Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Holders of restricted stock have no investment power but have sole voting power over the shares and, accordingly, these shares are included in this table. Holders of stock options have no investment or voting power over the shares issuable upon the exercise of the options until the options are exercised. Shares issuable upon the vesting of restricted stock units are not considered to be beneficially owned under applicable SEC rules and, accordingly, restricted stock units are not included in the amounts shown.

(2)	These shares are issuable upon the exercise of outstanding stock options, except for 1,373 shares of deferred stock held by Mr. Williams, which he could obtain within 60 days in certain circumstances.

(3)	Mr. Benson’s shares include 5,986 shares of restricted stock.

(4)	Mr. Hisey’s shares include 7,311 shares of restricted stock.

(5)	Mr. Williams’ shares include 81,541 shares held jointly with his spouse, 700 shares held by his daughter, and 37,189 shares of restricted stock.

(6)	The amount of shares held by all directors and current executive officers as a group includes 70,073 shares of restricted stock held by our directors and current executive officers and 748 shares of stock held by their family members. The beneficially owned total includes 1,373 shares of deferred stock. The shares in this table do not include 21,184 shares of restricted stock units over which the holders will not obtain voting rights or investment power until the restrictions lapse.

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 15, 2011.

	Common Stock
5% Holders	Beneficially Owned	Percent of Class

Department of the Treasury	Variable(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220

(1)	In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 24, 2011, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

POLICIES AND PROCEDURES RELATING TO TRANSACTIONS WITH RELATED PERSONS

We review relationships and transactions in which Fannie Mae is a participant and in which any of our directors and executive officers or their immediate family members has an interest to determine whether any of those persons has a material interest in the relationship or transaction. Our current written policies and procedures for the review, approval or ratification of relationships or transactions with related persons are set forth in our:

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

The Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities and reservation of powers require the Nominating and Corporate Governance Committee to approve any transaction that Fannie Mae engages in with any director, nominee for director or executive officer, or any immediate family member of a director, nominee for director or executive officer, that is required to be disclosed pursuant to Item 404 of Regulation S-K. In addition, the Board’s delegation of authorities and reservation of powers requires the Board and the conservator to approve any action, including a related party transaction, that in the reasonable business judgment of the Board at the time the action is taken is likely to cause significant reputational risk.

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

Under our Conflict of Interest Policy and Conflict of Interest Procedure for employees, an employee who has a potential or actual conflict of interest must request review and approval of the conflict. Conflicts requiring review and approval include situations where the employee or a close relative of the employee has (1) a financial interest worth more than $100,000 in an entity that does business with or seeks to do business with or competes with Fannie Mae, (2) a financial interest worth more than $10,000 in such an entity combined with the ability to control or influence Fannie Mae’s relationship with the entity, or (3) for senior vice presidents and above, any financial interest in specified significant Fannie Mae counterparties and other entities. In accordance with its charter, our Nominating and Corporate Governance Committee must review activities engaged in by our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Enterprise Risk Officer, General Counsel, Chief Audit Executive or Chief Compliance Officer that may result in an actual or potential conflict of interest under the Employee Code of Conduct or Conflict of Interest Policy and Conflict of Interest Procedure. Our Chief Executive Officer is responsible for reviewing and approving conflicts involving other executive officers. If any conflicts are determined to involve significant reputational risk, they must be raised to the conservator.

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

We are required by the conservator to obtain its approval for various matters, some of which may involve relationships or transactions with related persons. These matters include actions involving the senior preferred stock purchase agreement, the creation of any subsidiary or affiliate or any substantial non-ordinary course transactions with any subsidiary or affiliate, actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above and other specified executives, and any action that in the reasonable business judgment of the Board at the time that the action is taken is likely to cause significant reputational risk. The senior preferred stock purchase agreement requires us to obtain written Treasury approval of transactions with affiliates unless, among other things, the transaction is upon terms no less favorable to us than would be obtained in a comparable arm’s-length transaction with a non-affiliate or the transaction is undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence at the time the senior preferred stock purchase agreement was entered into.

We require our directors and executive officers, not less than annually, to describe to us any situation involving a transaction with us in which a director or executive officer could potentially have a personal interest that would require disclosure under Item 404 of Regulation S-K. In addition, our Conflict of Interest

Policy and Conflict of Interest Procedure for employees require our executive officers to request review and approval of any existing or proposed transaction with us, whether or not in the ordinary course of business, in which that officer or a member of his or her immediate family has a direct or indirect interest.

TRANSACTIONS WITH RELATED PERSONS

Transactions with Treasury

Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares of our common stock equal to 79.9% of our outstanding common stock on a fully diluted basis on the date of exercise, for an exercise price of $0.00001 per share, and is exercisable in whole or in part at any time on or before September 7, 2028. We describe below our current agreements with Treasury.

Treasury Senior Preferred Stock Purchase Agreement

We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. On May 6, 2009, Treasury amended the senior preferred stock purchase agreement to increase its funding commitment to $200 billion and to revise some of the covenants in the agreement. Treasury further amended the senior preferred stock purchase agreement on December 24, 2009 in order to further increase its funding commitment to accommodate any net worth deficits for calendar quarters in 2010 through 2012. For any net worth deficits after December 31, 2012, Treasury’s remaining funding commitment will be $124.8 billion, ($200 billion less the $75.2 billion cumulatively drawn through March 31, 2010), less the smaller of either (a) our positive net worth as of December 31, 2012 or (b) our cumulative draws from Treasury for the calendar quarters in 2010 through 2012. The amendment also made some other revisions to the agreement. The senior preferred stock purchase agreement also requires that we pay a quarterly commitment fee, beginning on March 31, 2011, in an amount to be determined by Treasury no later than December 31, 2010. In December 2010, Treasury notified FHFA that Treasury was waiving the quarterly commitment fee for the first quarter of 2011 due to adverse conditions in the U.S. mortgage market and because it believed that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury further noted that it would reevaluate matters in the next calendar quarter to determine whether to set the quarterly commitment fee.

We have received an aggregate of $87.6 billion from Treasury under the senior preferred stock purchase agreement, and in February 2011, the Acting Director of FHFA submitted a request on behalf of Fannie Mae to Treasury for an additional $2.6 billion from Treasury under the senior preferred purchase stock agreement. Through December 31, 2010, we have paid an aggregate of $10.2 billion to Treasury in dividends on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information about the senior preferred stock purchase agreement.

Treasury Making Home Affordable Program

On February 18, 2009, the Obama Administration announced its Homeowner Affordability and Stability Plan, a plan to provide stability and affordability to the U.S. housing market. Pursuant to this plan, in March 2009, the Administration announced the details of its Making Home Affordable Program, a program intended to provide assistance to homeowners and prevent foreclosures. One of the primary initiatives under the Making Home Affordable Program is the Home Affordable Modification Program, or HAMP, which is aimed at helping borrowers whose loan is either currently delinquent or at imminent risk of default by modifying their mortgage loan to make their monthly payments more affordable. In addition to our participation in the Administration’s initiatives under the Making Home Affordable Program, Treasury engaged us to serve as program administrator for loans modified under HAMP pursuant to the financial agency agreement between

Treasury and us, dated February 18, 2009. See “Business—Making Home Affordable Program—Our Role as Program Administrator” for a description of our principal activities as program administrator for HAMP and other initiatives under the Making Home Affordable Program.

Under our arrangement with Treasury, Treasury has agreed to compensate us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. In December 2009, Treasury established an initial budget for services provided by us in our role as program administrator. This initial budget covered U.S. government fiscal years 2009, 2010 and 2011, and has since been updated to reflect changes in program scope. We expect to receive an aggregate of approximately $200.5 million from Treasury for our work as program administrator for U.S. government fiscal years 2009, 2010 and 2011, as well as receive from Treasury an additional amount of approximately $45.3 million to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. These amounts are based on current workload estimates and program scope, and will be updated to reflect any changes in policy, workload and program scope.

Treasury Housing Finance Agency Initiative

On October 19, 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that established terms under which we, Freddie Mac and Treasury would provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. Pursuant to this HFA initiative, we, Freddie Mac and Treasury are providing assistance to the HFAs through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program, which is intended to improve the HFAs’ access to liquidity for outstanding HFA bonds, and a new issue bond (“NIB”) program, which is intended to support new lending by the HFAs. We entered into various agreements in November and December 2009 to implement these HFA assistance programs, including several to which Treasury is a party. Pursuant to the TCLF program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs, which facilities create a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury has purchased new securities issued by us and Freddie Mac backed by new housing bonds issued by the HFAs. Freddie Mac is also providing assistance to the HFAs through a multifamily credit enhancement program. We did not participate in this program.

The total amount originally established by Treasury for the TCLF program and the NIB program was $23.4 billion: an aggregate of $8.2 billion for the TCLF program (of which $7.7 billion consisted of principal and approximately $500 million consisted of accrued interest) and an aggregate of $15.2 billion for the NIB program (of which $12.4 billion related to single-family bonds and $2.8 billion related to multifamily bonds). The amounts outstanding under these programs have been reduced since the programs were established and will continue to be reduced over time as principal payments are received on the mortgage loans financed by the NIB program and as liquidity facilities under the TCLF program are replaced by the HFAs. As of December 31, 2010, the total outstanding principal balance under the TCLF program was $6.9 billion and the total unpaid principal amount outstanding under the NIB program was $15.2 billion.

We and Freddie Mac administer these programs on a coordinated basis. We provide temporary credit and liquidity facility support and issued securities backed by HFA bonds on a 50-50 pro rata basis with Freddie Mac under these programs. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of total principal on a combined program-wide basis, and thereafter we and Freddie Mac each will bear the losses of principal that are attributable to our own portion of the temporary credit and liquidity facilities and the securities that we have issued. Treasury will bear all losses of unpaid interest under the two programs. Accordingly, as of December 31, 2010, Fannie Mae’s maximum potential risk of loss under these programs, assuming a 100% loss of principal, was approximately $7.2 billion.

FHFA, as conservator, approved the senior preferred stock purchase agreement and the amendments to the agreement, our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program, and the HFA transactions described above.

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

PHH Mortgage Corporation (“PHH”), a subsidiary of PHH Corporation, is a single-family seller-servicer customer of Fannie Mae. We regularly enter into transactions with PHH in the ordinary course of this business relationship. In 2010, PHH delivered approximately $15 billion in mortgage loans to us, which included the delivery of loans for direct payment and the delivery of pools of mortgage loans in exchange for Fannie Mae MBS. We acquired most of these mortgage loans pursuant to our early funding programs. This represented approximately 2.5% of our single-family business volume in 2010 and made PHH our eighth-largest single-family customer. In addition, as of December 31, 2010, PHH serviced approximately $66 billion of single-family mortgage loans either owned directly by Fannie Mae or backing Fannie Mae MBS, which represented approximately 2.4% of our single-family servicing book, making PHH our seventh-largest servicer. PHH also entered into transactions with us to purchase or sell approximately $16 billion in Fannie Mae, Freddie Mac and Ginnie Mae mortgage-related securities in 2010. As a single-family seller-servicer customer, PHH also pays us fees for its use of certain Fannie Mae technology, enters into risk-sharing arrangements with us, and provides us with collateral to secure some of its obligations. PHH renewed its delivery commitment to us in November 2010 for a 17-month term.

In December 2010, we entered into a committed purchase facility with PHH, pursuant to which PHH may have, at any given time during the term of the facility, up to $1.0 billion in outstanding early funding transactions with us. This agreement is in addition to our existing uncommitted transaction limits with PHH under our early funding programs. We have also provided PHH with an early reimbursement facility to fund certain of PHH’s servicing advances. The maximum amount outstanding under this early reimbursement facility during 2010 was approximately $68 million. PHH is also a participating lender in our HomePath® Mortgage financing initiative relating to our REO properties.

We believe that Fannie Mae is one of PHH’s largest business partners and that transactions with Fannie Mae are material to PHH’s business. According to PHH Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, 96% of its mortgage loan sales during the first nine months of 2010 were to Fannie Mae, Freddie Mac or Ginnie Mae, and its business is highly dependent on programs administered by the GSEs.

Pursuant to a separation agreement with PHH Corporation, Mr. Edwards is entitled to receive additional compensation from PHH Corporation for his prior services to the company. Some of this additional compensation is dependent on the performance of PHH Corporation. According to Forms 8-K filed by PHH Corporation on August 5, 2009 and September 16, 2009, Mr. Edwards’ separation agreement with PHH Corporation provided that he would receive the following additional compensation from PHH Corporation: (a) an amount equal to his base salary for a 24-month period beginning on PHH Corporation’s first regular pay date after March 11, 2010; (b) annual cash bonuses for calendar years 2009, 2010 and 2011 in an amount equal to the bonus he would have received based on actual performance of the company (except that the 2011 bonus will be prorated to reflect the actual number of months covered by the severance period in 2011), which bonuses will be paid to Mr. Edwards at the same time bonuses are payable to corporate employees, but no later than March 15 after the end of the applicable performance year; and (c) a cash transition payment of $50,000 on PHH Corporation’s first regular pay date after March 11, 2010. In addition, the outstanding options and restricted stock units that have been previously awarded to him will continue to vest and, on the last day of the severance period, all remaining unvested options and restricted stock units will become fully vested, except for the 2009 performance-based restricted stock units which will become vested only to the extent that performance goals have been satisfied.

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

Transactions with Phelan Firms

Kenneth J. Phelan has been Executive Vice President—Chief Risk Officer from April 2009 through February 2011. Mr. Phelan’s brother, Lawrence T. Phelan, is an equity partner with ownership interests in two law firms that perform services for Fannie Mae, as well as a minority owner in a company that performs services for these law firms on Fannie Mae matters. The services performed by these firms for Fannie Mae include loss mitigation, foreclosures, bankruptcies, REO matters, evictions and related services.

Phelan Hallinan and Schmieg.  Lawrence Phelan has an approximately 49% ownership interest in Phelan Hallinan and Schmieg, LLP (“PHS”), a law firm representing lenders and servicers in Pennsylvania. PHS or its predecessor (Federman and Phelan) has provided legal services to Fannie Mae for over 25 years, and is currently part of Fannie Mae’s retained attorney network. In 2010, PHS invoiced approximately $8.5 million in legal fees relating to work performed for Fannie Mae, which represented a significant portion of the firm’s overall legal fees invoiced in 2010. PHS also invoiced approximately $17.9 million in third-party costs relating to Fannie Mae matters in 2010. In 2009, PHS invoiced approximately $6.8 million in legal fees relating to work performed for Fannie Mae, which represented a significant portion of the firm’s overall legal fees invoiced in 2009. PHS also invoiced approximately $15.3 million in third-party costs relating to Fannie Mae matters in 2009.

Phelan Hallinan Schmieg and Diamond.  Lawrence Phelan also has an approximately 41% ownership interest in Phelan Hallinan Schmieg and Diamond, PC (“PHSD”), a law firm representing lenders and servicers in New Jersey. PHSD has provided legal services to Fannie Mae for over 10 years, and is currently part of Fannie Mae’s retained attorney network. PHSD invoiced approximately $6.8 million in legal fees in 2010 relating to work performed for Fannie Mae, which represented a significant portion of the firm’s overall legal fees invoiced in 2010. PHSD also invoiced approximately $11.2 million in third-party costs relating to Fannie Mae matters in 2010. PHSD invoiced approximately $4.7 million in legal fees in 2009 relating to work performed for Fannie Mae, which represented a significant portion of the firm’s overall legal fees invoiced in 2009. PHSD also invoiced approximately $6.7 million in third-party costs relating to Fannie Mae matters in 2009.

Full Spectrum Holdings.  Lawrence Phelan also has an approximately 31% interest in Full Spectrum Holdings LCC, a company that provides support services for PHS, PHSD and other firms. Full Spectrum Holdings performs services such as title searches, investigations and service of process for PHSD and PHS on Fannie Mae-related matters. Full Spectrum Holdings billed PHS and PHSD approximately $12.9 million for work performed on Fannie Mae matters in 2010, which represented a significant portion of their 2010 revenues. This amount represents approximately 44% of the third-party costs invoiced by PHS and PHSD in 2010 described above. Full Spectrum Holdings billed PHS and PHSD approximately $8.3 million for work performed on Fannie Mae matters in 2009, which represented a significant portion of their 2009 revenues. This amount represents approximately 38% of the third-party costs invoiced by PHS and PHSD in 2009 described above.

Kenneth Phelan has no affiliation with PHS, PHSD or Full Spectrum Holdings and receives no compensation or other financial benefits from these firms. In exercising his duties, Kenneth Phelan is required to recuse himself from any decisions specifically relating to Fannie Mae’s relationship or transactions with PHS, PHSD or Full Spectrum Holdings. In accordance with the requirements of our Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities, the Nominating and Corporate Governance Committee has approved Fannie Mae’s transactions with these firms.

Transactions involving The Integral Group LLC

Mr. Perry, who joined our Board in December 2008, is the Chairman, Chief Executive Officer and controlling shareholder of The Integral Group LLC, referred to as Integral. Over the past nine years, our Multifamily (formerly, Housing and Community Development) business has invested indirectly in certain limited partnerships or limited liability companies that are controlled and managed by entities affiliated with Integral, in the capacity of general partner or managing member, as the case may be. These limited partnerships or limited liability companies are referred to as the Integral Property Partnerships. The Integral Property Partnerships own and manage LIHTC properties. We also hold multifamily mortgage loans made to borrowing entities sponsored by Integral. We believe that Mr. Perry has no material direct or indirect interest in these transactions. Mr. Perry has informed us that Integral accepted no further equity investments from us relating to Integral Property Partnerships beginning in December 2008, when he joined our Board. Mr. Perry has also informed us that Integral does not intend to seek debt financing intended specifically to be purchased by us, although, as a secondary market participant, in the ordinary course of our business we may purchase multifamily mortgage loans made to borrowing entities sponsored by Integral. See “Director Independence—Our Board of Directors” below for further information.

DIRECTOR INDEPENDENCE

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board, as set forth in our Corporate Governance Guidelines and outlined below. It is the policy of our Board of Directors that a substantial majority of our seated directors will be independent in accordance with these standards. Our Board is currently structured so that all but one of our directors, our Chief Executive Officer, is independent. Based on its review, the Board has determined that all of our non-employee directors meet the director independence requirements set forth in FHFA’s corporate governance regulations and in our Corporate Governance Guidelines.

Independence Standards

Under the standards of independence adopted by our Board, which meet and in some respects exceed the definition of independence required by FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), an “independent director” must be determined to have no material relationship with us, either directly or through an organization that has a material relationship with us. A relationship is “material” if, in the judgment of the Board, it would interfere with the director’s independent judgment. The Board did not consider the Board’s duties to the conservator, together with the federal government’s controlling beneficial ownership of Fannie Mae, in determining independence of the Board members.

In addition, under FHFA’s corporate governance regulations, our Audit Committee is required to be in compliance with the NYSE’s listing requirements for audit committees, under which members of a company’s audit committee must meet additional, heightened independence criteria. Our own independence standards require all independent directors to meet these criteria.

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

Our Board of Directors

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Guidelines and the NYSE, and that each of the following nine directors is independent: Philip A. Laskawy, Dennis R. Beresford, William Thomas Forrester, Brenda J. Gaines, Charlynn Goins, Frederick B. Harvey III, Egbert L. J. Perry, Jonathan Plutzik and David H. Sidwell.

In determining the independence of each of these Board members, the Board of Directors considered the following relationships in addition to those addressed by the standards contained in our Guidelines as set forth above:

•	Certain of these Board members also serve as directors or advisory Board members of other companies that engage in business with Fannie Mae. In each of these cases, the Board members are only directors or advisory Board members of these other companies. In addition, in most instances, the payments made by or to Fannie Mae pursuant to these relationships during the past five years fell below our Guidelines’ thresholds of materiality for a Board member that is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•	Certain of these Board members also serve as trustees or board members for charitable organizations that have received donations from Fannie Mae. In each case, the amounts of these charitable donations fell substantially below our Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a charitable organization that receives donations from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with charitable organizations are not material to the independence of these Board members.

•	Certain of these Board members serve as directors of other companies that hold Fannie Mae fixed income securities or control entities that direct investments in such securities. It is not possible for Fannie Mae to determine the extent of the holdings of these companies in Fannie Mae fixed income securities as all payments to holders are made through the Federal Reserve, and most of these securities are held in turn by financial intermediaries. Each director has confirmed that the transactions by these other companies in Fannie Mae fixed income securities are entered into in the ordinary course of business of these companies and are not entered into at the direction of, or upon approval by, him or her in his or her capacity as a director of these companies. In light of these facts, the Board of Directors has concluded that these business relationships are not material to the independence of these Board members.

•	Mr. Perry is an executive officer and majority shareholder of The Integral Group LLC, which indirectly does business with Fannie Mae. This business includes the following:

•	Fannie Mae purchased a 50% participation in a mortgage loan made in 2001 to a limited partnership borrower sponsored by Integral. This mortgage loan was paid off in 2006.

•	Since 2006, Fannie Mae has held six multifamily mortgage loans made to six borrowing entities sponsored by Integral. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The aggregate unpaid principal balance of these loans as of December 31, 2010 constituted approximately 5% of Integral’s total debt outstanding. The borrowing entities have made interest payments on these loans. The total amount of Integral’s pro rata share of the interest payments made to Fannie Mae on these loans since 2006 is less than $1 million.

•	Fannie Mae has invested as a limited partner or member in certain LIHTC funds that in turn have invested indirectly as a limited partner or member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage housing projects, a portion of which includes affordable housing units. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships as of December 31, 2010 constituted approximately 3% of the total capitalization and approximately 10% of the total equity in all of the Integral Property Partnerships.

The aggregate debt service and other required payments made, directly and indirectly, to or on behalf of Fannie Mae pursuant to these relationships with Integral fall below our Guidelines’ thresholds of materiality for a Board member who is a current executive officer, employee, controlling shareholder or partner of a company that engages in business with Fannie Mae. In addition, as a limited partner or member in the LIHTC funds, which in turn are limited partners in the Integral Property Partnerships, Fannie Mae has no direct dealings with Integral or Mr. Perry and has not been involved in the management of the Integral Property Partnerships. Mr. Perry also was not generally aware of the identity of the limited partners or members of the LIHTC funds, as Integral sells the partnership or LLC interests to syndicators who, in turn, syndicate these interests to limited partners or members of their choosing. Further, Integral has not accepted additional equity investments from Fannie Mae since Mr. Perry joined the Board and Mr. Perry has informed Fannie Mae that Integral does not intend to seek debt financing specifically to be purchased by Fannie Mae. Based on the foregoing, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.

•	Mr. Plutzik’s wife, Leslie Goldwasser, is a Managing Director with Credit Suisse. She is not an executive officer of Credit Suisse. Fannie Mae has multiple business relationships with Credit Suisse in the ordinary course of its business. We believe that payments made by or to Fannie Mae pursuant to its relationships with Credit Suisse during the past five years likely fell below our Guidelines’ thresholds of materiality for when an immediate family member of a director is a current executive officer, employee, controlling shareholder or partner of a company engaged in business with Fannie Mae. Ms. Goldwasser has confirmed that she has no direct or indirect interest or involvement in any transactions between Fannie Mae and Credit Suisse and that her compensation is not affected directly or indirectly by any such transactions. In light of these facts, the Board of Directors has concluded that these business relationships are not material to Mr. Plutzik’s independence.

The Board determined that none of these relationships would interfere with the director’s independent judgment.

Mr. Williams is not considered an independent director under the Guidelines because of his position as Chief Executive Officer.

Item 14.	Principal Accounting Fees and Services

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

Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2010 and 2009. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.

The following table sets forth the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP in 2010 and 2009, including fees for the 2010 and 2009 audits.

	For the Year Ended
	December 31,
Description of Fees	2010	2009

Audit fees(1)	$37,000,000	$42,600,000
Audit-related fees(2)	2,500,000	2,800,000

Total fees	$39,500,000	$45,400,000

(1)	2009 amounts include costs associated with the audit of our adoption of the new accounting standard on consolidation.

(2)	Mainly consists of: (1) fees billed for attest-related services on securitization transactions and (2) in 2009, reimbursement of costs associated with responding to subpoenas relating to Fannie Mae’s securities litigation.

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

In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2010 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chairman, Mr. Beresford, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of this engagement must be approved by the Conservator.

In 2010, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

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

Federal National Mortgage Association

/s/  Michael J. Williams
Michael J. Williams
President and Chief Executive Officer

Date: February 24, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Williams and David C. Hisey, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip A. Laskawy Philip A. Laskawy	Chairman of the Board of Directors	February 24, 2011

/s/ Michael J. Williams Michael J. Williams	President and Chief Executive Officer and Director	February 24, 2011

/s/ David C. Hisey David C. Hisey	Executive Vice President and Deputy Chief Financial Officer	February 24, 2011

/s/ Dennis R. Beresford Dennis R. Beresford	Director	February 24, 2011

/s/ William Thomas Forrester William Thomas Forrester	Director	February 24, 2011

Signature	Title	Date

/s/ Brenda J. Gaines Brenda J. Gaines	Director	February 24, 2011

/s/ Charlynn Goins Charlynn Goins	Director	February 24, 2011

/s/ Frederick B. Harvey III Frederick B. Harvey III	Director	February 24, 2011

/s/ Egbert L. J. Perry Egbert L. J. Perry	Director	February 24, 2011

/s/ Jonathan Plutzik Jonathan Plutzik	Director	February 24, 2011

/s/ David H. Sidwell David H. Sidwell	Director	February 24, 2011

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1(Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)
4.18	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

Item	Description

4.19	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.20	Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
4.22	Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)
10.1	Fannie Mae’s Elective Deferred Compensation Plan, as amended effective November 15, 2004† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.2	Amendment to Fannie Mae Elective Deferred Compensation Plan I, effective October 27, 2008† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.3	Fannie Mae Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.4	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective April 29, 2008† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
10.5	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective October 27, 2008† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.6	Compensation Repayment Provisions† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed December 24, 2009.)
10.7	Long-Term Incentive Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
10.8	Deferred Pay Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
10.9	Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.10	Federal National Mortgage Association Supplemental Pension Plan, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.11	Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.12	Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

Item	Description

10.13	Fannie Mae Supplemental Pension Plan of 2003, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.14	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.13 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.15	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.16	Amendment to Fannie Mae Supplement Pension Plan of 2003, effective May 14, 2010† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 5, 2010.)
10.17	Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)
10.18	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)
10.19	Amendment to Fannie Mae Executive Pension Plan, effective November 20, 2007† (Incorporated by reference to Exhibit 10.16 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.20	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2008† (Incorporated by reference to Exhibit 10.25 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.21	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective December 16, 2009† (Incorporated by reference to Exhibit 10.23 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
10.22	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2010†
10.23	Fannie Mae Annual Incentive Plan, as amended December 10, 2007† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.24	Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.25	Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.28 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.26	Fannie Mae Stock Compensation Plan of 1993† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2004, filed December 6, 2006.)
10.27	2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed November 5, 2009.)
10.28	Fannie Mae Procedures for Deferral and Diversification of Awards, as amended effective December 10, 2007† (Incorporated by reference to Exhibit 10.30 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

Item	Description

10.29	Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
10.30	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.31	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 5, 2010.)
10.32	Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.33 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
10.33	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.34	Form of Restricted Stock Units Award Document adopted January 23, 2008† (Incorporated by reference to Exhibit 10.27 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)
10.35	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 99.2 to Fannie Mae’s Current Report on Form 8-K, filed January 26, 2007.)
10.36	Lending Agreement, dated September 19, 2008, between the U.S. Treasury and Fannie Mae† (Incorporated by reference to Exhibit 10.4 to Fannie Mae’s Quarterly Report on Form 10-Q, filed November 10, 2008.)
10.37	Senior Preferred Stock Purchase Agreement dated as of September 7, 2008, as amended and restated on September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association (Incorporated by reference Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 3008.)
10.38	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
10.39	Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)
10.40	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Current Report on Form 8-K, filed September 8, 2005.)
10.41	Consent of Defendant Fannie Mae with Securities and Exchange Commission, dated May 23, 2006 (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Current Report on Form 8-K, filed May 30, 2006.)
10.42	Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
10.43	Memorandum of Understanding among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed October 23, 2009.)
12.1	Statement re: computation of ratios to earnings to fixed charges
12.2	Statement re: computation of ratios of earnings to combined fixed charges and preferred stock dividends

Item		Description

31.1		Certification of Deputy Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Deputy Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	. INS	XBRL Instance Document*
101	. SCH	XBRL Taxonomy Extension Schema*
101	. CAL	XBRL Taxonomy Extension Calculation*
101	. LAB	XBRL Taxonomy Extension Labels*
101	. PRE	XBRL Taxonomy Extension Presentation*
101	. DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

†	This Exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:

We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (in conservatorship) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, on January 1, 2010, the Company prospectively adopted the Financial Accounting Standards Board (FASB) new accounting standards on the transfers of financial assets and the consolidation of variable interest entities.

As discussed in Note 1 to the consolidated financial statements, on April 1, 2009, the Company adopted the FASB modified standard on the model for assessing other-than-temporary impairments, applicable to existing and new debt securities.

As also discussed in Note 1 to the consolidated financial statements, the Company is currently under the control of its conservator and regulator, the Federal Housing Finance Agency (“FHFA”). Further, the Company directly and indirectly receives substantial support from various agencies of the United States Government, including the United States Department of Treasury and FHFA. The Company is dependent upon the continued support of the United States Government, various United States Government agencies and the Company’s conservator and regulator, FHFA.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/  Deloitte & Touche LLP

Washington, DC
February 24, 2011

FANNIE MAE
(In conservatorship)

Consolidated Balance Sheets
 (Dollars in millions, except share amounts)

	As of December 31,
	2010	2009

ASSETS
Cash and cash equivalents (includes cash of consolidated trusts of $348 and $2,092, respectively)	$17,297	$6,812
Restricted cash (includes restricted cash of consolidated trusts of $59,619 and $-, respectively)	63,678	3,070
Federal funds sold and securities purchased under agreements to resell or similar arrangements	11,751	53,684
Investments in securities:
Trading, at fair value (includes securities of consolidated trusts of $21 and $5,599, respectively)	56,856	111,939
Available-for-sale, at fair value (includes securities of consolidated trusts of $1,055 and $10,513, respectively, and securities pledged as collateral that may be sold or repledged of $- and $1,148, respectively)	94,392	237,728

Total investments in securities	151,248	349,667

Mortgage loans:
Loans held for sale, at lower of cost or fair value	915	18,462
Loans held for investment, at amortized cost:
Of Fannie Mae	407,228	256,434
Of consolidated trusts (includes loans at fair value of $2,962 and $-, respectively, and loans pledged as collateral that may be sold or repledged of $2,522 and $1,947, respectively)	2,577,133	129,590

Total loans held for investment	2,984,361	386,024
Allowance for loan losses	(61,556)	(9,925)

Total loans held for investment, net of allowance	2,922,805	376,099

Total mortgage loans	2,923,720	394,561
Accrued interest receivable:
Of Fannie Mae	5,344	3,774
Of consolidated trusts	9,349	519
Allowance for accrued interest receivable	(3,414)	(536)

Total accrued interest receivable, net of allowance	11,279	3,757

Acquired property, net	16,173	9,142
Servicer and MBS trust receivable	951	18,329
Other assets	25,875	30,119

Total assets	$3,221,972	$869,141

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable:
Of Fannie Mae	$4,052	$4,951
Of consolidated trusts	9,712	29
Federal funds purchased and securities sold under agreements to repurchase	52	—
Short-term debt:
Of Fannie Mae	151,884	200,437
Of consolidated trusts	5,359	—
Long-term debt:
Of Fannie Mae (includes debt at fair value of $893 and $3,274, respectively)	628,160	567,950
Of consolidated trusts (includes debt at fair value of $2,271 and $-, respectively)	2,411,597	6,167
Reserve for guaranty losses (includes $54 and $4,772, respectively, related to Fannie Mae MBS included in Investments in securities)	323	54,430
Servicer and MBS trust payable	2,950	25,872
Other liabilities	10,400	24,586

Total liabilities	3,224,489	884,422

Commitments and contingencies (Note 20)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	88,600	60,900
Preferred stock, 700,000,000 shares are authorized—576,868,139 and 579,735,457 shares issued and outstanding, respectively	20,204	20,348
Common stock, no par value, no maximum authorization—1,270,092,708 and 1,265,674,761 shares issued, respectively; 1,118,504,194 and 1,113,358,051 shares outstanding, respectively	667	664
Additional paid-in capital	—	2,083
Accumulated deficit	(102,986)	(90,237)
Accumulated other comprehensive loss	(1,682)	(1,732)
Treasury stock, at cost, 151,588,514 and 152,316,710 shares, respectively	(7,402)	(7,398)

Total Fannie Mae stockholders’ deficit	(2,599)	(15,372)

Noncontrolling interest	82	91

Total deficit	(2,517)	(15,281)

Total liabilities and equity (deficit)	$3,221,972	$869,141

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Operations
 (Dollars and shares in millions, except per share amounts)

	For the Year Ended
	December 31,
	2010	2009	2008

Interest income:
Trading securities	$1,251	$3,859	$5,878
Available-for-sale securities	5,290	13,618	13,214
Mortgage loans:
Of Fannie Mae	14,992	15,378	18,547
Of consolidated trusts	132,591	6,143	4,145
Other	146	357	1,339

Total interest income	154,270	39,355	43,123

Interest expense:
Short-term debt:
Of Fannie Mae	619	2,306	7,815
Of consolidated trusts	12	—	—
Long-term debt:
Of Fannie Mae	18,857	22,195	26,145
Of consolidated trusts	118,373	344	381

Total interest expense	137,861	24,845	34,341

Net interest income	16,409	14,510	8,782

Provision for loan losses	(24,702)	(9,569)	(4,022)

Net interest income (loss) after provision for loan losses	(8,293)	4,941	4,760

Guaranty fee income (includes imputed interest of $111, $1,333 and $1,423, respectively)	202	7,211	7,621
Investment gains (losses), net	346	1,458	(246)
Other-than-temporary impairments	(694)	(9,057)	(6,974)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	(28)	(804)	—

Net other-than-temporary impairments	(722)	(9,861)	(6,974)
Fair value losses, net	(511)	(2,811)	(20,129)
Debt extinguishment losses, net (includes debt extinguishment losses related to consolidated trusts of $109, $- and $-, respectively)	(568)	(325)	(222)
Losses from partnership investments	(74)	(6,735)	(1,554)
Fee and other income	882	773	1,033

Non-interest loss	(445)	(10,290)	(20,471)

Administrative expenses:
Salaries and employee benefits	1,277	1,133	1,032
Professional services	942	684	529
Occupancy expenses	170	205	227
Other administrative expenses	208	185	191

Total administrative expenses	2,597	2,207	1,979
Provision for guaranty losses	194	63,057	23,929
Foreclosed property expense	1,718	910	1,858
Other expenses	853	1,484	1,093

Total expenses	5,362	67,658	28,859

Loss before federal income taxes and extraordinary losses	(14,100)	(73,007)	(44,570)
Provision (benefit) for federal income taxes	(82)	(985)	13,749

Loss before extraordinary losses	(14,018)	(72,022)	(58,319)
Extraordinary losses, net of tax effect	—	—	(409)

Net loss	(14,018)	(72,022)	(58,728)
Less: Net loss attributable to the noncontrolling interest	4	53	21

Net loss attributable to Fannie Mae	(14,014)	(71,969)	(58,707)
Preferred stock dividends	(7,704)	(2,474)	(1,069)

Net loss attributable to common stockholders	$(21,718)	$(74,443)	$(59,776)

Loss per share — Basic and Diluted	$(3.81)	$(13.11)	$(24.04)
Cash dividends per common share	$—	$—	$0.75
Weighted-average common shares outstanding — Basic and Diluted	5,694	5,680	2,487

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Cash Flows
 (Dollars in millions)

	For the Year Ended December 31,
	2010	2009	2008

Cash flows (used in) provided by operating activities:
Net loss	$(14,018)	$(72,022)	$(58,728)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Amortization of cost basis adjustments	126	2,568	8,189
Provisions for loan and guaranty losses	24,896	72,626	27,951
Valuation (gains) losses	(1,289)	3,425	12,725
Losses from partnership investments	74	6,735	1,554
Current and deferred federal income taxes	258	(1,919)	12,904
Extraordinary losses, net of tax effect	—	—	409
Purchases of loans held for sale	(81)	(109,684)	(56,768)
Proceeds from repayments of loans held for sale	88	2,413	617
Net change in trading securities, excluding non-cash transfers	(23,612)	11,976	72,689
Other, net	(13,837)	(2,027)	(5,689)

Net cash (used in) provided by operating activities	(27,395)	(85,909)	15,853
Cash flows provided by (used in) investing activities:
Purchases of trading securities held for investment	(8,547)	(48,659)	(7,635)
Proceeds from maturities of trading securities held for investment	2,638	12,918	9,530
Proceeds from sales of trading securities held for investment	21,556	39,261	2,823
Purchases of available-for-sale securities	(413)	(165,103)	(147,337)
Proceeds from maturities of available-for-sale securities	17,102	48,096	33,369
Proceeds from sales of available-for-sale securities	7,867	306,598	146,630
Purchases of loans held for investment	(86,724)	(52,148)	(63,097)
Proceeds from repayments of loans held for investment of Fannie Mae	20,715	30,958	39,098
Proceeds from repayments of loans held for investment of consolidated trusts	574,740	26,184	10,230
Net change in restricted cash	(15,025)	—	—
Advances to lenders	(74,130)	(79,163)	(81,483)
Proceeds from disposition of acquired property and preforeclosure sales	39,682	22,667	10,905
Contributions to partnership investments	(351)	(688)	(1,507)
Proceeds from partnership investments	129	87	1,042
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	41,471	4,230	(9,793)
Other, net	(531)	(27,503)	(15,282)

Net cash provided by (used in) investing activities	540,179	117,735	(72,507)
Cash flows (used in) provided by financing activities:
Proceeds from issuance of short-term debt of Fannie Mae	699,346	1,641,119	1,913,685
Payments to redeem short-term debt of Fannie Mae	(748,550)	(1,773,977)	(1,824,511)
Proceeds from issuance of long-term debt of Fannie Mae	456,602	289,806	243,180
Payments to redeem long-term debt of Fannie Mae	(397,813)	(256,728)	(266,758)
Proceeds from issuance of short-term debt of consolidated trusts	12,613	—	—
Payments to redeem short-term debt of consolidated trusts	(37,210)	—	—
Proceeds from issuance of long-term debt of consolidated trusts	263,962	58	377
Payments to redeem long-term debt of consolidated trusts	(771,292)	(601)	(467)
Payments of cash dividends on senior preferred stock to Treasury	(7,706)	(2,470)	(31)
Payments of cash dividends on common and preferred stock	—	—	(1,774)
Proceeds from issuance of common and preferred stock	—	—	7,211
Proceeds from senior preferred stock purchase agreement with Treasury	27,700	59,900	—
Net change in federal funds purchased and securities sold under agreements to repurchase	49	(54)	(266)

Net cash (used in) provided by financing activities	(502,299)	(42,947)	70,646
Net increase (decrease) in cash and cash equivalents	10,485	(11,121)	13,992
Cash and cash equivalents at beginning of period	6,812	17,933	3,941

Cash and cash equivalents at end of period	$17,297	$6,812	$17,933

Cash paid during the period for:
Interest	$140,651	$26,344	$35,959
Income taxes	—	876	845
Non-cash activities (excluding transition-related impacts — see Note 2):
Mortgage loans acquired by assuming debt	$484,699	$—	$167
Net transfers from mortgage loans held for investment of consolidated trusts to mortgage loans held for investment of Fannie Mae	121,852	—	—
Transfers from advances to lenders to investments in securities	—	77,191	83,534
Transfers from advances to lenders to loans held for investment of consolidated trusts	68,385	—	—
Net transfers from mortgage loans to acquired property	66,081	5,707	4,272

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Consolidated Statements of Changes in Equity (Deficit)
(Dollars and shares in millions, except per share amounts)

	Fannie Mae Stockholders’ Equity (Deficit)
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss	Stock	Interest	(Deficit)

Balance as of December 31, 2007	—	466	974	$—	$16,913	$593	$1,831	$33,548	$(1,362)	$(7,512)	$107	$44,118
Cumulative effect from the adoption of the accounting standards on the fair value option for financial instruments and fair value measurement, net of tax	—	—	—	—	—	—	—	148	(93)	—	—	55

Balances of January 1, 2008 adjusted	—	466	974	—	16,913	593	1,831	33,696	(1,455)	(7,512)	107	44,173
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	71	71
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(58,707)	—	—	(21)	(58,728)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $5,395)	—	—	—	—	—	—	—	—	(10,020)	—	—	(10,020)
Reclassification adjustment for other-than- temporary impairments recognized in net loss (net of tax of $2,441)	—	—	—	—	—	—	—	—	4,533	—	—	4,533
Reclassification adjustment for gains included in net loss (net of tax of $36)	—	—	—	—	—	—	—	—	(67)	—	—	(67)
Unrealized losses on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	(342)	—	—	(342)
Amortization of net cash flow hedging gains	—	—	—	—	—	—	—	—	1	—	—	1
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(323)	—	—	(323)

Total comprehensive loss												(64,946)
Common stock dividends ($0.75 per share)	—	—	—	—	—	—	—	(741)	—	—	—	(741)
Senior preferred stock dividends	—	—	—	—	—	—	(31)	—	—	—	—	(31)
Common stock issued	—	—	94	—	—	49	2,477	—	—	—	—	2,526
Common stock warrant issued	—	—	—	—	—	—	3,518	—	—	—	—	3,518
Preferred stock dividends declared	—	—	—	—	—	—	—	(1,038)	—	—	—	(1,038)
Senior preferred stock issued	1	—	—	1,000	—	—	—	—	—	—	—	1,000
Preferred stock issued	—	141	—	—	4,812	—	(127)	—	—	—	—	4,685
Conversion of convertible preferred stock into common stock	—	(10)	16	—	(503)	8	495	—	—	—	—	—
Treasury commitment	—	—	—	—	—	—	(4,518)	—	—	—	—	(4,518)
Other	—	—	1	—	—	—	(24)	—	—	168	—	144

Balance as of December 31, 2008	1	597	1,085	1,000	21,222	650	3,621	(26,790)	(7,673)	(7,344)	157	(15,157)
Cumulative effect from the adoption of a new accounting standard on other-than- temporary impairments, net of tax	—	—	—	—	—	—	—	8,520	(5,556)	—	—	2,964
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(71,969)	—	—	(53)	(72,022)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $2,658)	—	—	—	—	—	—	—	—	4,936	—	—	4,936
Reclassification adjustment for other-than- temporary impairments recognized in net loss (net of tax of $3,441)	—	—	—	—	—	—	—	—	6,420	—	—	6,420
Reclassification adjustment for gains included in net loss (net of tax of $119)	—	—	—	—	—	—	—	—	(220)	—	—	(220)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	245	—	—	245
Amortization of net cash flow hedging gains	—	—	—	—	—	—	—	—	9	—	—	9
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	107	—	—	107

Total comprehensive loss												(60,525)
Senior preferred stock dividends	—	—	—	—	—	—	(2,470)	—	—	—	—	(2,470)
Increase to senior preferred liquidation preference	—	—	—	59,900	—	—	—	—	—	—	—	59,900
Conversion of convertible preferred stock into common stock	—	(17)	27	—	(874)	14	860	—	—	—	—	—
Other	—	—	1	—	—	—	72	2	—	(54)	—	20

See Notes to Consolidated Financial Statements

	Fannie Mae Stockholders’ Equity (Deficit)
								Retained	Accumulated
	Shares Outstanding						Additional	Earnings	Other		Non	Total
	Senior			Senior	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Controlling	Equity
	Preferred	Preferred	Common	Preferred	Stock	Stock	Capital	Deficit)	Loss	Stock	Interest	(Deficit)

Balance as of December 31, 2009	1	580	1,113	$60,900	$20,348	$664	$2,083	$(90,237)	$(1,732)	$(7,398)	$91	$(15,281)
Cumulative effect from the adoption of the accounting standards on transfers of financial assets and consolidation	—	—	—	—	—	—	—	6,706	(3,394)	—	(14)	3,298

Balance as of January 1, 2010, adjusted	1	580	1,113	60,900	20,348	664	2,083	(83,531)	(5,126)	(7,398)	77	(11,983)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	9	9
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,014)	—	—	(4)	(14,018)
Other comprehensive loss, net of tax effect:
Changes in net unrealized losses on available-for-sale securities, (net of tax of $1,644)	—	—	—	—	—	—	—	—	3,054	—	—	3,054
Reclassification adjustment for other-than- temporary impairments recognized in net loss (net of tax of $253)	—	—	—	—	—	—	—	—	469	—	—	469
Reclassification adjustment for gains included in net loss (net of tax of $10)	—	—	—	—	—	—	—	—	(19)	—	—	(19)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	1	—	—	1
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(61)	—	—	(61)

Total comprehensive loss												(10,574)
Senior preferred stock dividends	—	—	—	—	—	—	(2,265)	(5,441)	—	—	—	(7,706)
Increase to senior preferred liquidation preference	—	—	—	27,700	—	—	—	—	—	—	—	27,700
Conversion of convertible preferred stock into common stock	—	(3)	5	—	(144)	3	141	—	—	—	—	—
Other	—	—	1	—	—	—	41	—	—	(4)	—	37

Balance as of December 31, 2010	1	577	1,119	$88,600	$20,204	$667	$—	$(102,986)	$(1,682)	$(7,402)	$82	$(2,517)

See Notes to Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). We are a government-sponsored enterprise (“GSE”), and we are subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.

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

We operate under three business segments: Single-Family Credit Guaranty (“Single-Family”), Multifamily (“Multifamily”—formerly “Housing and Community Development”) and Capital Markets. Our Single-Family segment generates revenue primarily from the guaranty fees on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our Multifamily segment generates revenue from a variety of sources, including guaranty fees on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio, transaction fees associated with the multifamily business and bond credit enhancement fees. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and other investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the interest we pay on the debt we issue in the global capital markets to fund the purchases of these mortgage assets.

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

Under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008, (together, the “GSE Act”), the conservator immediately succeeded to (1) all rights, titles, powers and privileges of Fannie Mae, and of any stockholder, officer or director of Fannie Mae with respect to Fannie Mae and its assets, and (2) title to the books, records and assets of any other legal custodian of Fannie Mae. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. The conservator retains the authority to withdraw its delegations at any time.

We were directed by FHFA to voluntarily delist our common stock and each listed series of our preferred stock from the New York Stock Exchange and the Chicago Stock Exchange. The last trading day for the listed securities on the New York Stock Exchange and the Chicago Stock Exchange was July 7, 2010, and since July 8, 2010, the securities have been quoted on the over-the-counter market.

As of February 24, 2011, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The GSE Act requires FHFA to exercise its right to

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. FHFA’s proposed rule on conservatorship and receivership operations, published on July 9, 2010, defines “reasonable period” as a period of 18 months following the appointment of a conservator or receiver. This proposed rule has not been finalized.

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of February 24, 2011, FHFA has not exercised this power.

Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.

The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results.

Senior Preferred Stock and Warrant Issued to Treasury

On September 7, 2008, we, through FHFA in its capacity as conservator, entered into a senior preferred stock purchase agreement with Treasury. The agreement was amended on September 26, 2008, May 6, 2009 and December 24, 2009. Pursuant to the amended senior preferred stock purchase agreement, Treasury has committed to provide us with funding as needed to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. Treasury’s maximum funding commitment to us under the agreement is the greater of (a) $200 billion or (b) $200 billion plus the cumulative amount of our net worth deficit (the amount by which our total liabilities exceed our total assets) as of the end of any and each calendar quarter in 2010, 2011 and 2012, less any positive net worth as of December 31, 2012. As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. We were scheduled to begin paying Treasury a quarterly commitment fee beginning on March 31, 2011. On December 29, 2010, FHFA was notified by Treasury that Treasury was waiving the commitment fee for the first quarter of 2011 due to adverse conditions in the U.S. mortgage market and because Treasury believed that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury further noted that it would reevaluate whether to set the fee the next quarter. Treasury, as holder of the senior preferred stock, is entitled to receive, when, as and if directed by our conservator, cumulative quarterly cash dividends at the annual rate of 10% per year on the current liquidation preference of the senior preferred stock. If at any time we do not pay cash dividends in a timely manner, then all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends, the dividend rate will be 12% per year. We have received a total of $87.6 billion to date under Treasury’s funding commitment and the Acting Director of FHFA has submitted

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a request for an additional $2.6 billion from Treasury to eliminate our net worth deficit as of December 31, 2010. The aggregate liquidation preference of the senior preferred stock was $88.6 billion as of December 31, 2010 and will increase to $91.2 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of December 31, 2010.

On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in the financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share. The weighted-average shares of common stock outstanding for the years ended December 31, 2010, 2009 and 2008, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.

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

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our ability to issue long-term debt has been strong in 2009 and 2010 primarily due to actions taken by the federal government to support us and the financial markets. Demand for our long-term debt securities continues to be strong.

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

On February 11, 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period.

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

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and the Treasury are deemed related parties. As of December 31, 2010, Treasury held an investment in our senior preferred stock with a liquidation preference of $88.6 billion. Beginning in 2009, Treasury engaged us to serve as program administrator for the Home Affordable Modification Program (“HAMP”) and other initiatives under the Making Home Affordable Program. Our administrative expenses were reduced by $167 million in the fourth quarter 2010 due to accrual and receipt of reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator.

In January 2011, we received a refund of $1.1 billion from the IRS, a bureau of Treasury, related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years.

In December 2010, we entered into an agreement with certain wholly-owned subsidiaries of Ally Financial, Inc. (“Ally”). Under the agreement, we received $462 million in exchange for our release of specified Ally affiliates from potential liability relating to certain private-label securities sponsored by the affiliates and for certain selling representation and warranty liability related to mortgage loans sold and/or serviced by one of the subsidiaries as of or prior to June 30, 2010. Treasury has majority ownership of Ally.

In addition, in 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac in which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through three separate assistance programs: a temporary credit and liquidity facilities (“TCLF”) program, a new issue bond (“NIB”) program and a multifamily credit enhancement program.

Under the TCLF program, we had $3.7 billion and $870 million outstanding, which includes principal and interest, of three-year standby credit and liquidity support as of December 31, 2010 and 2009, respectively. Treasury has purchased participating interests in these temporary credit and liquidity facilities. Under the NIB program, we had $7.6 billion and $3.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs as of December 31, 2010 and 2009, respectively. Treasury bears the initial loss of principal under the TCLF program and the NIB program up to 35% of the total principal on a combined program-wide basis. We are not participating in the multifamily credit enhancement program.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of December 31, 2010 and 2009, we held Freddie Mac mortgage-related securities with a fair value of $18.3 billion and $42.6 billion, respectively, and accrued interest receivable of $93 million and $230 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $1.1 billion, $2.0 billion and $1.6 billion for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

Preparing consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses, and other-than-temporary impairment of investment securities. Actual results could be different from these estimates.

Our allowance for loan losses includes an estimate for the benefit of payments from lenders and servicers to make us whole for losses on loans due to a breach of selling or servicing representations and warranties. Historically, this estimate was based significantly on historical cash collections. In the fourth quarter of 2010, the following factors impacted this estimate:

•	we revised our methodology to take into account trends in management actions taken before cash collections, which resulted in our allowance for loan losses being $1.1 billion higher than it would have been under the previous methodology; and

•	agreements with seller/servicers that addressed their loan repurchase and other obligations to us impacted our expectation of future make-whole payments, resulting in a decrease in our allowance for loan losses of approximately $700 million.

In the fourth quarter of 2010, we updated our allowance for loan loss models to incorporate more recent data on prepayments and modified loan performance which reduced the allowance on individually impaired loans by $670 million, driven primarily by more favorable default expectations for modified loans that withstood successful trial periods. In the second quarter of 2010, we updated our allowance for loan loss model to reflect a change in our cohort structure for our severity calculations which resulted in a change in estimate and a decrease in our allowance for loan losses of approximately $1.6 billion.

Principles of Consolidation

Our consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests, such as a variable interest entity (“VIE”).

VIE Assessment

We have interests in various entities that are considered VIEs. A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

In order to determine if an entity is considered a VIE, we first perform a qualitative analysis, which requires certain subjective decisions including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis.

The primary types of VIE entities with which we are involved are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions, limited partnership investments in low-income housing tax credit (“LIHTC”) and other housing partnerships, as well as mortgage and asset-backed trusts that were not created by us.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement of Consolidated Assets and Liabilities

In accordance with the new accounting standard, on the transition date, January 1, 2010, we initially measured the assets and liabilities of the newly consolidated securitization trusts at their unpaid principal balances and established a corresponding valuation allowance and accrued interest, as it was not practicable to determine the carrying amount of such assets and liabilities. The securitization assets and liabilities that did not qualify for the use of this practical expedient were initially measured at fair value. As such, we recognized in our consolidated balance sheet the mortgage loans underlying our consolidated trusts as “Mortgage loans held for investment of consolidated trusts.” We also recognized securities issued by these trusts that are held by third parties in our consolidated balance sheet as either “Short-term debt of consolidated trusts” or “Long-term debt of consolidated trusts.”

Except for securitization trusts consolidated on the transition date, when we transfer assets into a VIE that we consolidate at the time of transfer, we recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if they had not been transferred, and no gain or loss is recognized on the transfer. For all other VIEs that we consolidate subsequent to transition, we recognize the assets and liabilities of the VIE in our consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities consolidated. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above.

If we cease to be deemed the primary beneficiary of a VIE, we deconsolidate the VIE. We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Investment gains (losses), net” in our consolidated statements of operations. We also record gains or losses that are associated with the consolidation of a VIE as “Investment gains (losses), net” in our consolidated statements of operations.

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

We create single-class securitization trusts through both our lender swap and portfolio securitization transaction programs. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we immediately deposit into an MBS trust. The MBS are then issued to the lender in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash. We consolidate most of the single-

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

class securitization trusts that are issued under these programs because our role as guarantor and master servicer provides us with the power to direct matters that impact the credit risk to which we are exposed.

When we purchase single-class Fannie Mae MBS issued from a consolidated trust, we account for the transaction as an extinguishment of the related debt in our consolidated financial statements. We record a gain or loss on the extinguishment of such debt to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated debt reported in our consolidated balance sheet (including unamortized premiums, discounts or the other cost basis adjustments) at the time of purchase. We account for the sale of an MBS from Fannie Mae’s portfolio to a third party that was issued from a consolidated trust as the issuance of debt in our consolidated financial statements. We amortize the related premiums, discounts and other cost basis adjustments into income over time.

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

Single-Class Resecuritization Trusts

Single-class resecuritization trusts are created by depositing Fannie Mae MBS into a new securitization trust for the purpose of aggregating multiple MBS into a single larger security. The cash flows from the new security represent an aggregation of the cash flows from the underlying MBS. We guarantee to each single-class resecuritization trust that we will supplement amounts received by the trust as required to permit timely payments of principal and interest on the related Fannie Mae securities. However, we assume no additional credit risk in such a resecuritization transaction, because the underlying assets are MBS for which we have already provided a guaranty. Additionally, our involvement with these trusts does not provide any incremental rights or power that would enable Fannie Mae to direct any activities of the trusts. As a result, we are not the primary beneficiaries of, and therefore do not consolidate, our single-class resecuritization trusts.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When we do not consolidate a multi-class resecuritization trust, we recognize in our consolidated financial statements both our investment in the trust and the mortgage loans of the Fannie Mae MBS trusts that we consolidate that underlie the multi-class resecuritization trust. Additionally, we recognize the unsecured corporate debt issued to third parties to fund the purchase of our investments in the multi-class resecuritization trusts as well as the debt issued to third parties of the MBS trusts we consolidate that underlie the multi-class resecuritization trusts. This results in the recognition of interest income from investments in multi-class resecuritization trusts and interest expense from the unsecured debt issued to third parties to fund the purchase of the investments in multi-class resecuritization trusts, as well as interest income from the mortgage loans and interest expense from the debt issued to third parties from the MBS trusts we consolidate that underlie the multi-class resecuritization trusts.

See “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities,” for additional information regarding the impact upon adoption.

Portfolio Securitizations

We evaluate a transfer of financial assets in a portfolio securitization transaction to an entity that is not consolidated to determine whether the transfer qualifies as a sale. If a portfolio securitization does not meet the criteria for sale treatment, the transferred assets remain in our consolidated balance sheets and we record a liability to the extent of any proceeds received in connection with such a transfer. Transfers of financial assets for which we surrender control of the transferred assets are recorded as sales.

When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale is recorded as a component of “Investment gains (losses), net” in our consolidated statements of operations. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the “Investment in Securities,” and “Guaranty Accounting” sections of this note.

We also enter into repurchase agreements, including dollar roll transactions, which we account for as secured borrowings. Refer to the “Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase” section of this note for discussion of our accounting policies related to these transfers.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents and Statements of Cash Flows

Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to known amounts of cash are generally considered cash equivalents. We may pledge as collateral certain short-term investments classified as cash equivalents.

In the presentation of our consolidated statements of cash flows, we present cash flows from derivatives that do not contain financing elements and mortgage loans held for sale as operating activities. We present cash flows from federal funds sold and securities purchased under agreements to resell or similar arrangements as investing activities and cash flows from federal funds purchased and securities sold under agreements to repurchase as financing activities. We classify cash flows related to dollar roll transactions that do not meet the requirements to be accounted for as secured borrowings as purchases and sales of securities in investing activities. We classify cash flows from trading securities based on their nature and purpose. We classify cash flows from trading securities that we intend to hold for investment (the majority of our mortgage-related trading securities) as investing activities and cash flows from trading securities that we do not intend to hold for investment (primarily our non-mortgage-related securities) as operating activities.

Prior to the adoption of the new accounting standards on the transfers of financial assets and the consolidation of VIEs (“the new accounting standards”), we reflected the creation of Fannie Mae MBS through either the securitization of loans held for sale or advances to lenders as a non-cash activity in our consolidated statements of cash flows in the line items “Securitization-related transfers from mortgage loans held for sale to investments in securities” or “Transfers from advances to lenders to investments in securities,” respectively. Cash inflows from the sale of a Fannie Mae MBS created through the securitization of loans held for sale were reflected in the consolidated statements of cash flows based on the balance sheet classification of the associated Fannie Mae MBS as either “Net change in trading securities, excluding non-cash transfers,” or “Proceeds from sales of available-for-sale securities.” Subsequent to the adoption of these new accounting standards, we continue to apply this presentation to unconsolidated trusts. For consolidated trusts, we classify cash flows related to mortgage loans held by our consolidated trusts as either investing activities (for principal repayments) or operating activities (for interest received from borrowers included as a component of our net loss). Cash flows related to debt securities issued by consolidated trusts are classified as either financing activities (for repayments of principal to certificateholders) or operating activities (for interest payments to certificateholders included as a component of our net loss). We distinguish between the payments and proceeds related to the debt of Fannie Mae and the debt of consolidated trusts, as applicable. We present our non-cash activities in the consolidated statements of cash flows at the associated unpaid principal balance.

During the fourth quarter of 2010, we identified certain servicer and consolidation related transactions that were not appropriately reflected in our condensed consolidated statements of cash flows for the three, six and nine month periods ended March 31, June 30, and September 30, 2010, respectively. As a result, our consolidated statement of cash flows for the year ended December 31, 2010 includes a $6.6 billion adjustment to increase net cash used in operating activities, included within “Other, net,” a $7.0 billion adjustment to increase net cash provided by investing activities, primarily related to “Purchases of loans held for investment,” and a $357 million adjustment to increase net cash used in financing activities. We have evaluated the effects of these misstatements, both quantitatively and qualitatively, on our three months ended March 31, 2010, six months ended June 30, 2010, and nine months ended September 30, 2010 condensed consolidated statements of cash flows and concluded that these prior periods were not materially misstated.

Restricted Cash

We and our servicers advance payments on delinquent loans to consolidated Fannie Mae MBS trusts. We recognize the cash advanced as “Restricted cash” in our consolidated balance sheets to the extent such amounts are due to, but have not yet been remitted to, the MBS certificateholders. In addition, when we or our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

servicers collect and hold cash that is due to certain Fannie Mae MBS trusts in advance of our requirement to remit these amounts to the trusts, we recognize the collected cash amounts as “Restricted cash.”

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

Other-Than-Temporary Impairment of Debt Securities

On April 1, 2009, we adopted the FASB modified standard on the model for assessing other-than-temporary impairments, applicable to existing and new debt securities held by us as of April 1, 2009. Under this new standard, an other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. In this case, we recognize in the consolidated statements of operations the entire difference between the amortized cost basis of the security and its fair value. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend or it is not more likely than not we will be required to sell the security before recovery. In this case, we separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in our consolidated statements of operations, and the amount related to all other factors, which we recognize in

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Other comprehensive loss,” net of applicable taxes. In determining whether a credit loss exists, we use our best estimate of cash flows expected to be collected from the debt security.

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

Prior to April 1, 2009, we considered a debt security to be other-than-temporarily impaired if its estimated fair value was less than its amortized cost basis and we determined that it was probable that we would be unable to collect all of the contractual principal and interest payments or we did not intend to hold the security until it recovered to its previous carrying amount. In making an other-than-temporary impairment assessment, we considered many factors, including the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, external credit ratings and recent downgrades, as well as our ability and intent to hold such securities until recovery.

We considered guarantees, insurance contracts or other credit enhancements (such as collateral) in determining whether it was probable that we would be unable to collect all amounts due according to the contractual terms of a debt security to the same extent that we currently consider them in estimating expected cash flows. When we determined that it was probable that we would not collect all of the contractual principal and interest amounts due or we determined that we did not have the ability or intent to hold the security until recovery of an unrealized loss, we identified the security as other-than-temporarily impaired. For all other securities in an unrealized loss position, we had the positive intent and ability to hold such securities until the earlier of full recovery or maturity.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans

Loans Held for Investment

When we acquire mortgage loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as held for investment (“HFI”). When we consolidate a trust, we recognize the loans underlying the trust in our consolidated balance sheet. The trusts do not have the ability to sell mortgage loans and the use of such loans is limited exclusively to the settlement of obligations of the trusts. Therefore, mortgages acquired when we have the intent to securitize via trusts that are consolidated will generally be classified as HFI in our consolidated balance sheets both prior to and subsequent to their securitization. This is consistent with our intent and ability to hold the loans for the foreseeable future or until maturity.

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

Historically, mortgage loans held both by us and by consolidated trusts were reported collectively as “Mortgage loans held for investment.” We now report loans held by consolidated trusts as “Mortgage loans held for investment of consolidated trusts” and those held directly by us as “Mortgage loans held for investment of Fannie Mae” in our consolidated balance sheets.

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

Nonaccrual Loans

We discontinue accruing interest on single-family and multifamily loans when we believe collectibility of principal or interest is not reasonably assured, unless the loan is well secured and in the process of collection based upon an individual loan assessment. When a loan is placed on nonaccrual status, interest previously

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. We recognize interest income for loans on non-accrual status when cash is received. If we have doubt regarding the ultimate collectibility of the remaining recorded investment in a nonaccrual loan, we apply any payment received to reduce principal to the extent necessary to eliminate such doubt. We return a loan to accrual status when we determine that the collectibility of principal and interest is reasonably assured.

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

A loan modification for reasons other than a borrower experiencing financial difficulties or that results in terms at least as favorable to us as the terms for comparable loans to other customers with similar credit risks who are not refinancing or restructuring a loan is not considered a TDR. We further evaluate such a loan modification to determine whether the modification is considered more than minor. If the modification is considered more than minor and the modified loan is not subject to the accounting requirements for acquired credit-impaired loans, we treat the modification as an extinguishment of the previously recorded loan and the recognition of a new loan. We recognize any unamortized basis adjustments on the previously recorded loan immediately in “Interest income” in our consolidated statements of operations. We account for a minor modification as a continuation of the previously recorded loan.

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

For unconsolidated trusts and long-term standby commitments, loans that are credit impaired at the time of acquisition are recorded at the lower of their acquisition cost (unpaid principal balance plus accrued interest) or fair value. A loan is considered credit impaired at acquisition when there is evidence of credit deterioration subsequent to the loan’s origination and it is probable, at acquisition, that we will be unable to collect all

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contractually required payments receivable (ignoring insignificant delays in contractual payments). We record each acquired loan that does not meet these criteria at its acquisition cost.

For unconsolidated trusts where we are considered the transferor, we recognize the loan in our consolidated balance sheets at fair value and record a corresponding liability to the unconsolidated trust when the contingency on our option to purchase the loan from the trust has been met and we regain effective control over the transferred loan.

We base our estimate of the fair value of delinquent loans purchased from unconsolidated trusts or long-term standby commitments upon an assessment of what a market participant would pay for the loan at the date of acquisition. We utilize indicative market prices from large, experienced dealers to estimate the initial fair value of delinquent loans purchased from unconsolidated trusts or long-term standby commitments. We consider acquired credit-impaired loans to be individually impaired at acquisition, and no valuation allowance is established or carried over. We record the excess of the loan’s acquisition cost over its fair value as a charge-off against our “Reserve for guaranty losses” at acquisition. We recognize any subsequent decreases in estimated future cash flows to be collected subsequent to acquisition as impairment losses through our “Allowance for loan losses.”

We place credit-impaired loans that we acquire from unconsolidated trusts or long-term standby commitments on nonaccrual status at acquisition in accordance with our nonaccrual policy. If we subsequently determine that the collectibility of principal and interest is reasonably assured, we return the loan to accrual status. We determine the initial accrual status of acquired loans that are not credit impaired in accordance with our nonaccrual policy. Accordingly, we place loans purchased from trusts under other contingent call options on accrual status at acquisition if they are current or if there has been only an insignificant delay in payment and there are no other facts and circumstances that would lead us to conclude that the collection of principal and interest is not reasonably assured.

When an acquired credit-impaired loan is returned to accrual status, the portion of the expected cash flows incorporating changes in the timing and amount that are associated with credit and prepayment events that exceeds the recorded investment in the loan is accreted into interest income over the expected remaining life of the loan. We prospectively recognize increases in future cash flows expected to be collected as interest income over the remaining expected life of the loan through a yield adjustment. If we subsequently refinance or restructure an acquired credit-impaired loan, other than through a TDR, the loan is not accounted for as a new loan but continues to be accounted for under the accounting standard for acquired credit-impaired loans.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. The reserve for guaranty losses is a liability account in our consolidated balance sheets that reflects an estimate of incurred credit losses related to our guaranty to each unconsolidated Fannie Mae MBS trust that we will supplement amounts received by the Fannie Mae MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS and our agreements to purchase credit-impaired loans from lenders under the terms of our long-term standby commitments. As a result, the guaranty reserve considers not only the principal and interest due on the loan at the current balance sheet date, but also any additional interest payments due to the trust from the current balance sheet date until the point of loan acquisition or foreclosure. We recognize incurred losses by recording a charge to the “Provision for loan losses” or the “Provision for guaranty losses” in our consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Single-Family Loans

Credit losses related to groups of similar single-family HFI loans that are not individually impaired are recognized when (1) available information as of each balance sheet date indicates that it is probable a loss has occurred and (2) the amount of the loss can be reasonably estimated. We aggregate single-family loans (except for those that are deemed to be individually impaired), based on similar risk characteristics for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate given multiple factors which include but are not limited to: origination year; loan product type; mark-to-market loan-to-value (“LTV”) ratio; and delinquency status. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on historical events and trends, such as loss severity, default rates, and recoveries from mortgage insurance contracts and other credit enhancements that provide loan level loss coverage and are either contractually attached to a loan or that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.

We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets, such as cash in a preforeclosure sale or the underlying collateral in full satisfaction of the mortgage loan upon foreclosure. The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets received in full satisfaction of the loan is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. Any excess of the fair value of the assets received in full satisfaction over our total exposure at charge-off is applied first to recover any forgone, yet contractually past due interest (for mortgage loans recognized in our consolidated balance sheets), and then to “Foreclosed property expense” in our consolidated statements of operations. We also apply estimated proceeds from primary mortgage insurance or other credit enhancements that provide loan level loss coverage and are either contractually attached to a loan or that were entered into contemporaneous with and in contemplation of a guaranty or loan purchase transaction as a recovery of our total exposure, up to the amount of loss recognized as a charge-off. We record proceeds from credit enhancements in excess of our total exposure in “Foreclosed property expense” in our consolidated statements of operations when received.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Multifamily Loans

We identify multifamily loans for evaluation for impairment through a credit risk classification process and individually assign them a risk rating. Based on this evaluation, we determine for loans that are not in homogeneous pools whether or not a loan is individually impaired. If we deem a multifamily loan to be individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property on a discounted basis. If we determine that an individual loan that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics that are evaluated collectively for incurred losses.

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

We report cash outflows from advances to lenders as an investing activity in our consolidated statements of cash flows. Settlements of the advances to lenders, other than through lender repurchases of loans, are not collected in cash, but rather in the receipt of either loans or Fannie Mae MBS. Accordingly, this activity is reflected as a non-cash transfer in our consolidated statements of cash flows. Currently, in our consolidated statements of cash flows, we include advances settled through receipt of securities in the line item entitled

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Transfers from advances to lenders to investments in securities” or, if the security is issued from a consolidated Fannie Mae MBS trust, in the line item entitled “Transfers from advances to lenders to loans held for investment of consolidated trusts.”

Acquired Property, Net

“Acquired property, net” includes foreclosed property and any receivable outstanding on preforeclosure sales received in full satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense” in our consolidated statements of operations.

Foreclosed properties that we intend to sell and are actively marketing and that are available for immediate sale in their current condition such that the sale is reasonably expected to take place within one year are classified as held for sale. We report these properties at the lower of their carrying amount or fair value less estimated selling costs, on a discounted basis if the sale is expected to occur beyond one year from the date of foreclosure. We do not depreciate these properties.

We determine the fair value of our foreclosed properties using third-party appraisals, when available. When third-party appraisals are not available, we estimate fair value based on factors such as prices for similar properties in similar geographical areas and/or assessment through observation of such properties. We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense” in our consolidated statements of operations. We recognize a recovery for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize gains or losses on sales of foreclosed property through “Foreclosed property expense” in our consolidated statements of operations.

Properties that we do not intend to sell or that are not ready for immediate sale in their current condition are classified separately as held for use, are depreciated and are evaluated for impairment when circumstances indicate that the carrying amount of the property is no longer recoverable. Properties classified as held for use are recorded in “Other assets” in our consolidated balance sheets.

Guaranty Accounting

Our primary guaranty transactions result from mortgage loan securitizations in which we issue Fannie Mae MBS. The majority of our Fannie Mae MBS issuances fall within two broad categories: (1) lender swap transactions, where a lender delivers mortgage loans to us to deposit into a trust in exchange for our guaranteed Fannie Mae MBS backed by those mortgage loans and (2) portfolio securitizations, where we securitize loans that were previously included in our consolidated balance sheets, and create guaranteed Fannie Mae MBS backed by those loans. As guarantor, we guaranty to each MBS trust that we will supplement amounts received by the MBS trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This obligation represents an obligation to stand ready to perform over the term of the guaranty. Therefore, our guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

The majority of our guaranty obligations have historically arisen from lender swap transactions. In a lender swap transaction, we receive a monthly guaranty fee for our unconditional guaranty to the Fannie Mae MBS trust. The guaranty fee we receive varies depending on factors such as the risk profile of the securitized loans

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the level of credit risk we assume. In lieu of charging a higher guaranty fee for loans with greater credit risk, we may require that the lender pay an upfront fee to compensate us for assuming additional credit risk. We refer to this payment as a risk-based pricing adjustment. In addition, we may charge a lower guaranty fee if the lender assumes a portion of the credit risk through recourse or other risk-sharing arrangements. We refer to these arrangements as credit enhancements. We also adjust the monthly guaranty fee so that the pass-through coupon rates on Fannie Mae MBS are in more easily tradable increments of a whole or half percent by making an upfront payment to the lender (“buy-up”) or receiving an upfront payment from the lender (“buy-down”).

Upon adoption of the new accounting standards on the transfer of financial assets and the consolidation of VIE’s on January 1, 2010, we consolidated most of the single-class securitization trusts that are issued under our guaranty accounting programs. As such, a significant portion of our guaranty-related assets and liabilities have been derecognized from our consolidated balance sheet.

For those trusts that are not consolidated, we initially recognize a liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Other liabilities” in our consolidated balance sheets. We also record an offsetting asset (a retained interest for portfolio securitizations) that represents the present value of cash flows expected to be received as compensation over the life of the guaranty as a component of “Other assets.”

For lender swap transactions, we initially recognize our guaranty obligation at fair value using the transaction price, as a practical expedient, upon initial recognition. Specifically, we estimate the compensation that we would require to issue the same guaranty in a standalone arm’s-length transaction with an unrelated party. Because the fair value of those guaranty obligations equals the fair value of the total compensation we receive, we do not recognize losses or record deferred profit in our consolidated financial statements at inception of our guaranty contracts. As such, all upfront cash received for buy-downs and risk-based price adjustments are included as a component of our guaranty obligation at inception.

For portfolio securitizations, we initially recognize our guaranty obligation at fair value using an estimate of a hypothetical transaction price that we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We recognize any difference between the fair value of the guaranty asset and the fair value of the guaranty obligation as a component of the gain or loss on the sale of mortgage-related assets and record the difference as “Investment gains (losses), net” in our consolidated statements of operations.

Subsequent to initial recognition, we account for the guaranty asset on lender swap transactions at amortized cost. As we collect monthly guaranty fees, we reduce guaranty assets to reflect cash payments received and recognize imputed interest income on guaranty assets as a component of “Guaranty fee income” under the prospective interest method. We reduce the corresponding guaranty obligation in proportion to the reduction in guaranty assets and recognize this reduction in our consolidated statements of operations as an additional component of “Guaranty fee income.” We assess guaranty assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received. When we determine a guaranty asset is other-than-temporarily impaired, we write down the cost basis of the guaranty asset to its fair value and include the amount written-down in “Guaranty fee income” in our consolidated statements of operations. Any other-than-temporary impairment recorded on guaranty assets results in a proportionate reduction in the corresponding guaranty obligations. For portfolio securitizations, we subsequently account for the retained guarantee asset in the same manner as a trading security, with unrealized gains and losses included in “Guaranty fee income” in our consolidated statements of operations.

We record buy-ups in our consolidated balance sheets at fair value in “Other assets.” We subsequently account for buy-ups in the same manner as a trading security.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for our guaranty related to a long term standby commitment in the same manner as our guaranty resulting from an unconsolidated lender swap transaction as described above.

In addition to our guaranty assets and obligations, we recognize a liability for estimable and probable losses for the credit risk we assume on loans underlying Fannie Mae MBS and long term standby commitments based on management’s estimate of probable losses incurred on those loans as of each balance sheet date. We record this contingent liability in our consolidated balance sheets as “Reserve for guaranty losses.”

Fannie Mae MBS included in “Investments in securities”

When we own unconsolidated Fannie Mae MBS, we do not derecognize any components of the guaranty assets, guaranty obligations, reserve for guaranty losses, or any other outstanding recorded amounts associated with the guaranty transaction because our contractual obligation to the MBS trust remains in force until the trust is liquidated. We value Fannie Mae MBS based on their legal terms, which includes the Fannie Mae guaranty to the MBS trust, and continue to reflect the unamortized obligation to stand ready to perform over the term of our guaranty and any incurred credit losses in our “Other liabilities” and “Reserve for guaranty losses,” respectively. We disclose the aggregate amount of Fannie Mae MBS held as “Investments in securities” in our consolidated balance sheets as well as the amount of our “Reserve for guaranty losses” and “Other liabilities” that relates to Fannie Mae MBS held as “Investments in securities.” Upon subsequent sale of a Fannie Mae MBS, we continue to account for any outstanding recorded amounts associated with the guaranty transaction on the same basis of accounting as prior to the sale of Fannie Mae MBS, as no new assets were retained and no new liabilities have been assumed upon the subsequent sale.

Credit Enhancements

Credit enhancements that we recognize separately as “Other assets” in our consolidated balance sheets are amortized in our consolidated statements of operations as “Other expenses.” We amortize these assets at the greater of amounts calculated (1) commensurate with the observed decline in the unpaid principal balance of covered mortgage loans or (2) on a straight-line basis over a credit enhancement’s contract term. We record recurring insurance premiums at the amount paid and amortize them over their contractual life.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays unamortized premiums, discounts, and other cost basis adjustments included in our consolidated balances sheets as of December 31, 2010 and 2009, that may result in net interest income in our consolidated statements of operations in future periods.

	As of December 31,
	2010	2009
	(Dollars in millions)

Of Fannie Mae:
Investments in securities:
Unamortized premiums and other cost basis adjustments, net	$938	$1,185
Other-than-temporary impairments(1)	(3,057)	(821)
Mortgage loans held-for-investment:
Unamortized discounts and other cost basis adjustments of loans in portfolio, net, excluding acquired credit-impaired loans and hedged mortgage assets(2)	(17,056)	(10,332)
Unamortized discount on acquired credit-impaired loans(3)	(3,240)	(11,467)
Unamortized premium on hedged mortgage assets(4)	598	806
Other assets(5)	(88)	(254)

Total	$(21,905)	$(20,883)

Of consolidated trusts:
Unamortized premiums, net in loans of consolidated trusts	$11,785
Unamortized premiums, net in debt of consolidated trusts	(16,803)

Net unamortized premiums from consolidations	$(5,018)

(1)	Represents the increase in expected cash flows since original impairment that we currently expect will be recorded as interest income in future periods. This amount is calculated as the excess of expected cash flows, discounted at the internal rate of return at acquisition, over the amortized cost basis of the security. To reduce costs associated with maintaining our internal model and decrease the operational risk, in the fourth quarter of 2010, we ceased to use our internally developed model and began using a third-party model as the source for cash flows used to assess other-than-temporary impairments on Alt-A and subprime private-label securities. This model change resulted in more favorable cash flow estimates that, based on estimates as of December 31, 2010, increased the amount that we will recognize prospectively as interest income over the remaining life of the securities by $2.5 billion.

(2)	Includes the unamortized balance of the fair value discounts that were recorded upon acquisition of credit-impaired loans that have been subsequently modified as TDRs, which accretes into interest income for TDRs that are placed on accrual status.

(3)	Represents the unamortized balance of the fair value discounts that were recorded upon acquisition and consolidation that may accrete into interest income for acquired credit-impaired loans that are placed on accrual status.

(4)	Represents the net premium on mortgage assets designated for hedge accounting that are attributable to changes in interest rates and will be amortized through interest income over the life of the hedged assets.

(5)	Represents the fair value discount related to unsecured HomeSaver Advance loans that will accrete into interest income based on the contractual terms of the loans for loans on accrual status.

We have elected to use the contractual payment terms to determine the amortization of cost basis adjustments on mortgage loans and mortgage securities initially recognized on or after January 1, 2010 in our consolidated balance sheets.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commitments to Purchase and Sell Mortgage Loans and Securities

We enter into commitments to purchase and sell mortgage-backed securities and to purchase single-family and multifamily mortgage loans. Commitments to purchase or sell some mortgage-backed securities and to purchase single-family mortgage loans are generally accounted for as derivatives. Our commitments to purchase multifamily loans are not accounted for as derivatives because they do not meet the criteria for net settlement.

For those commitments that we account for as derivatives, we report them in our consolidated balance sheets at fair value in “Other assets” or “Other liabilities” and include changes in their fair value in “Fair value losses, net” in our consolidated statements of operations. When derivative purchase commitments settle, we include the fair value on the settlement date in the cost basis of the loan or unconsolidated security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases and sales of securities issued by our consolidated MBS trusts are treated as extinguishment or issuance of debt, respectively. For commitments to purchase and sell securities issued by our consolidated MBS trusts, we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses or in the cost basis of the debt issued, respectively.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments

We recognize all derivatives as either assets or liabilities in our consolidated balance sheets at their fair value on a trade date basis. We report derivatives in a gain position after offsetting by counterparty in “Other assets” and derivatives in a loss position after offsetting by counterparty in “Other liabilities” in our consolidated balance sheets.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Collateral

We record cash collateral accepted from a counterparty that we have the right to use as “Cash and cash equivalents” and cash collateral accepted from a counterparty that we do not have the right to use as “Restricted cash” in our consolidated balance sheets. We net our obligation to return cash collateral pledged to us against the fair value of derivatives in a gain position recorded in “Other assets” in our consolidated balance sheets as part of our counterparty netting calculation.

For derivative positions with the same counterparty under master netting arrangements where we pledge cash collateral, we remove it from “Cash and cash equivalents” and net the right to receive it against the fair value of derivatives in a loss position recorded in “Other liabilities” in our consolidated balance sheets as a part of our counterparty netting calculation.

The following table displays cash collateral accepted and pledged as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(Dollars in millions)

Cash collateral accepted(1)	$3,101	$4,052

Cash collateral pledged	$5,884	$5,434
Cash collateral pledged related to derivatives activities	3,453	5,437

Total cash collateral pledged	$9,337	$10,871

(1)	Includes restricted cash of $2.5 billion and $3.0 billion as of December 31, 2010 and 2009, respectively.

Non-Cash Collateral

We classify securities pledged to counterparties as either “Investments in securities” or “Cash and cash equivalents” in our consolidated balance sheets. Securities pledged to counterparties that have been consolidated with the underlying assets recognized as loans are included as “Mortgage loans” in our consolidated balance sheets. The following table displays non-cash collateral pledged and accepted as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(Dollars in millions)

Non-cash collateral pledged where the secured party has the right to sell or repledge:
Available-for-sale securities	$—	$1,148
Held-for-investment loans of consolidated trusts	2,522	1,947

Non-cash collateral accepted with the right to sell or repledge(1)	$7,500	$67
Non-cash collateral accepted without the right to sell or repledge	6,744	6,285

(1)	None of this collateral was sold or repledged as of December 31, 2010 and 2009.

Additionally, we provide early funding to lenders on a collateralized basis and account for the advances as secured lending arrangements. We recognized $7.2 billion and $5.4 billion funded to lenders in “Other assets” in our consolidated balance sheets as of December 31, 2010 and 2009, respectively.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is collateralized by the underlying loans and/or mortgage-related securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, we report the collateral of the transferred securities at fair value, excluding accrued interest. The fair value of these securities is classified in “Investments in securities” in our consolidated balance sheets. We had $49 million in repurchase agreements outstanding as of December 31, 2010. We had no such repurchase agreements outstanding as of December 31, 2009.

Debt

Our consolidated balance sheets contain debt of Fannie Mae as well as debt of consolidated trusts. We classify our outstanding debt as either short-term or long-term based on the initial contractual maturity. Prior to January 1, 2010, we reported debt issued both by us and by consolidated trusts collectively as either “Short-term debt” or “Long-term debt” in our consolidated balance sheets. Effective January 1, 2010, the debt of consolidated trusts is reported as either “Short-term debt of consolidated trusts” or “Long-term debt of consolidated trusts,” and represents the amount of Fannie Mae MBS issued from such trusts and held by third-party certificateholders. Debt issued by us is reported as either “Short-term debt of Fannie Mae” or “Long-term debt of Fannie Mae,” and represents debt that we issue to third parties to fund our general business activities. The debt of consolidated trusts is prepayable without penalty at any time. We report deferred items, including premiums, discounts and other cost basis adjustments, as adjustments to the related debt balances in our consolidated balance sheets. We remeasure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet dates and report any associated gains or losses as “Debt foreign exchange gains (losses), net” which is a component of “Fair value losses, net” in our consolidated statements of operations.

We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We remeasure interest expense for debt denominated in a foreign currency into U.S. dollars using the daily spot rates. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the daily spot rates used to record the interest expense is a foreign currency transaction gain or loss for the period and is recognized as “Debt foreign exchange gains (losses), net” which is a component of “Fair value losses, net” in our consolidated statements of operations.

When we purchase a Fannie Mae MBS issued from a consolidated single-class securitization trust, we extinguish the related debt of the consolidated trust as the MBS debt is no longer owed to a third-party. We record debt extinguishment gains or losses related to debt of consolidated trusts to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated MBS debt reported on our balance sheets (including unamortized premiums, discounts and other cost basis adjustments) at the time of purchase.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation in connection with the issuance of a Structured Security, because the transferred mortgage-related securities have previously been guaranteed by us or another party.

We defer a portion of the fee received upon issuance of a Structured Security based on our estimate of the fair value of our future administration services. We amortize this portion of the fee on a straight-line basis over the expected life of the Structured Security. We recognize the excess of the total fee over the fair value of the future services in our consolidated statements of operations upon issuance of a Structured Security. However, when we acquire a portion of a Structured Security contemporaneous with our structuring of the transaction, we defer and amortize a portion of this upfront fee as an adjustment to the yield of the purchased security. We present fees received and costs incurred related to our structuring of securities in “Fee and other income” in our consolidated statements of operations.

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

As of December 31, 2010 and 2009, we recorded a valuation allowance for our deferred tax asset for the portion of the future tax benefit that we more likely than not will not utilize in the future. We established no valuation allowance for the deferred tax asset amount related to unrealized losses recorded through AOCI on our AFS securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

Servicer and MBS Trust Receivable and Payable

When a servicer advances payments to a consolidated MBS trust for delinquent loans, we record restricted cash and a corresponding liability to reimburse the servicer. When a delinquency advance is made to an unconsolidated trust, we record a receivable from the MBS trust, net of a valuation allowance, and a corresponding liability to reimburse the servicer. Servicers are reimbursed for amounts that they do not collect from the borrower at the earlier of our purchase of the loan out of the trust under our default call option or foreclosure.

For unconsolidated MBS trusts where we are considered the transferor, when the contingency on our option to purchase loans from the trust has been met and we regain effective control over the transferred loan, we recognize the loan in our consolidated balance sheets at fair value and record a corresponding liability to the unconsolidated MBS trust.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Losses, Net

The following table displays the composition of “Fair value losses, net” for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Derivatives fair value losses, net	$(3,000)	$(6,350)	$(15,416)
Trading securities gains (losses), net	2,692	3,744	(7,040)
Hedged mortgage asset gains, net(1)	—	—	2,154
Debt foreign exchange gains (losses), net	(77)	(173)	230
Debt fair value gain (losses), net	5	(32)	(57)
Mortgage loans fair value losses, net	(131)	—	—

Fair value losses, net	$(511)	$(2,811)	$(20,129)

(1)	Represents adjustments to the carrying value of mortgage assets designated for hedge accounting that are attributable to changes in interest rates.

Reclassifications

To conform to our current period presentation, we have reclassified amounts reported in our consolidated financial statements.

In our consolidated balance sheet as of December 31, 2009, we reclassified $536 million from “Allowance for loan losses” to “Allowance for accrued interest receivable.” Also, the following table displays the balance sheet line items that were reclassified to “Other assets” and “Other liabilities.”

	As of December 31, 2009
	Before	After
	Reclassification	Reclassification
	(Dollars in millions)

Reclassified lines to:
Other assets:
Advances to lenders	$5,449	$
Derivative assets, at fair value	1,474
Guaranty assets	8,356
Deferred tax assets, net	909
Partnership investments	2,372
Other assets	11,559		30,119

Total other assets	$30,119		$30,119

Other liabilities:
Derivatives liabilities, at fair value	$1,029	$
Guaranty obligations	13,996
Partnership liabilities	2,541
Other liabilities	7,020		24,586

Total other liabilities	$24,586		$24,586

In our consolidated statements of operations, we reclassified $63.1 billion and $9.6 billion for 2009 from “Provision for credit losses,” which is no longer presented, to “Provision for guaranty losses” and “Provision

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for loan losses,” respectively. For 2008, we reclassified $23.9 billion to “Provision for guaranty losses” and $4.0 billion to “Provision for loan losses.”

In our consolidated statements of cash flows, we reclassified $27.5 billion and $15.3 billion from “Reimbursements to servicers for loan advances,” which is no longer presented, to “Other, net,” within “Cash flows provided by (used in) investing activities” for the years ended December 31, 2009 and 2008, respectively. Also, the following table displays the cash flows line items that we reclassified within “Cash flows (used in) provided by operating activities” for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31,
	2009			2008
	Before	After		Before	After
	Reclassification	Reclassification		Reclassification	Reclassification
	(Dollars in millions)

Reclassified lines to:
Amortization of cost basis adjustments:
Amortization of investment cost basis adjustments	$(687)	$		$(400)	$
Amortization of debt cost basis adjustments	3,255			8,589

Amortization of cost basis adjustments	$2,568		$2,568	$8,189		$8,189

Valuation (gains) losses:
Derivatives fair value adjustments	$(1,105)	$		$(1,239)	$
Valuation losses	4,530		3,425	13,964		12,725

Total valuation (gains) losses	$3,425		$3,425	$12,725		$12,725

Other, net:
Debt extinguishment losses, net	$325	$		$222	$
Debt foreign currency transaction (gains) losses, net	173			(230)
Net change in:
Guaranty assets	(1,072)			2,089
Guaranty obligations	(903)			(5,312)
Other, net	(550)		(2,027)	(2,458)		(5,689)

Total other, net	$(2,027)		$(2,027)	$(5,689)		$(5,689)

2.	Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities

Effective January 1, 2010, we prospectively adopted the new accounting standards on the transfer of financial assets and the consolidation of VIEs for all VIEs existing as of January 1, 2010 (“transition date”). The new accounting standards removed the scope exception for QSPEs and replaced the previous consolidation model with a qualitative model for determining the primary beneficiary of a VIE. Upon adoption of the new accounting standards, we consolidated the substantial majority of our single-class securitization trusts, which had significant impacts on our consolidated financial statements. The key financial statement impacts are summarized below.

The mortgage loans and debt reported in our consolidated balance sheet increased significantly at the transition date because we recognized the underlying assets and liabilities of the newly consolidated trusts. We recorded the trusts’ mortgage loans and the debt held by third parties at their unpaid principal balance at the transition date. Prospectively, we recognized the interest income on the trusts’ mortgage loans and interest

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense on the trusts’ debt, resulting in an increase in the interest income and interest expense reported in our consolidated statements of operations compared to prior periods.

Another significant impact was the elimination of our guaranty accounting for the newly consolidated trusts. We derecognized the previously recorded guaranty-related assets and liabilities associated with the newly consolidated trusts from our consolidated balance sheets. We also eliminated our reserve for guaranty losses and recognized an allowance for loan losses for such trusts. In our consolidated statements of operations, we no longer recognize guaranty fee income for the newly consolidated trusts, as the revenue is now recorded as a component of loan interest income.

When we recognized the newly consolidated trusts’ assets and liabilities at the transition date, we also derecognized our investments in these trusts, resulting in a decrease in our investments in MBS that are classified as trading and AFS securities. Instead of being recorded as an asset, our investments in Fannie Mae MBS reduce the debt reported in our consolidated balance sheets. Accordingly, the purchase and subsequent sale of MBS issued by consolidated trusts are accounted for in our consolidated financial statements as the extinguishment and issuance of the debt of consolidated trusts, respectively. Furthermore, under the new accounting standards, a transfer of mortgage loans from our portfolio to a trust will generally not qualify for sale treatment.

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

Summary of Transition Adjustments

The cumulative impact of our adoption of the new accounting standards was a decrease to our total deficit of $3.3 billion at the transition date. This amount includes:

•	A net decrease in our accumulated deficit of $6.7 billion, primarily driven by the reversal of the guaranty assets and guaranty obligations related to the newly consolidated trusts; and

•	A net increase in our accumulated other comprehensive loss of $3.4 billion primarily driven by the reversal of net unrealized gains related to our investments in Fannie Mae MBS classified as AFS.

Our transition adjustment is a result of the following changes to our accounting:

•	Net recognition of assets and liabilities of newly consolidated entities. At the transition date, trust assets and liabilities required to be consolidated were recognized in our consolidated balance sheet at their unpaid principal balance plus any accrued interest. An allowance for loan losses was established for the newly consolidated mortgage loans. The reserve for guaranty losses previously established for such loans was eliminated. Our investments in Fannie Mae MBS issued by the newly consolidated trusts were eliminated along with the related accrued interest receivable and unrealized gains or losses at the transition date.

•	Accounting for portfolio securitizations. At the transition date, we reclassified the majority of our HFS loans to HFI. Under the new accounting standards, the transfer of mortgage loans to a trust and the sale of the related securities in a portfolio securitization transaction will generally not qualify for sale treatment. As such, mortgage loans acquired with the intent to securitize will generally be classified as held for investment in our consolidated balance sheets both prior to and subsequent to their securitization.

•	Elimination of accounting for guarantees. At the transition date, a significant portion of our guaranty-related assets and liabilities were derecognized from our consolidated balance sheet. Upon consolidation

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of a trust, our guaranty activities represent intercompany activities that must be eliminated for purposes of our consolidated financial statements.

We also describe in this note the ongoing impacts of the new accounting standards on our consolidated statements of operations, as well as the changes we have made to our segment reporting as a result of our adoption of the new accounting standards. The substantial majority of the transition impact related to non-cash activity, which has not been included in our consolidated statement of cash flows.

Balance Sheet Impact

In accordance with the new accounting standards, effective on the transition date, we report the assets and liabilities of consolidated trusts separately from the assets and liabilities of Fannie Mae in our consolidated balance sheets. As such, we have reclassified prior period amounts to conform to our current period presentation. The following table presents the impact to our consolidated balance sheet at the transition date.

	As of		As of
	December 31,	Transition	January 1,
	2009	Impact	2010
	(Dollars in millions)

Assets
Cash and cash equivalents	$6,812	$(19)	$6,793
Restricted cash	3,070	45,583	48,653
Federal funds sold and securities purchased under agreements to resell or similar arrangements	53,684	(316)	53,368
Investments in securities:
Trading, at fair value	111,939	(66,251)	45,688
Available-for-sale, at fair value	237,728	(122,328)	115,400

Total investments in securities	349,667	(188,579)	161,088

Mortgage loans:
Loans held for sale, at lower of cost or fair value	18,462	(18,115)	347
Loans held for investment, at amortized cost:
Of Fannie Mae	256,434	3,753	260,187
Of consolidated trusts	129,590	2,595,321	2,724,911

Total loans held for investment	386,024	2,599,074	2,985,098
Allowance for loan losses	(9,925)	(43,576)	(53,501)

Total loans held for investment, net of allowance	376,099	2,555,498	2,931,597

Total mortgage loans	394,561	2,537,383	2,931,944
Accrued interest receivable:
Of Fannie Mae	3,774	(659)	3,115
Of consolidated trusts	519	16,329	16,848
Allowance for accrued interest receivable	(536)	(6,989)	(7,525)

Total accrued interest receivable, net of allowance	3,757	8,681	12,438
Acquired property, net	9,142	—	9,142
Servicer and MBS trust receivable	18,329	(17,143)	1,186
Other assets	30,119	(8,496)	21,623

Total assets	$869,141	$2,377,094	$3,246,235

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of		As of
	December 31,	Transition	January 1,
	2009	Impact	2010
	(Dollars in millions)

Liabilities and Equity (Deficit)
Liabilities:
Accrued interest payable:
Of Fannie Mae	$4,951	$8	$4,959
Of consolidated trusts	29	10,564	10,593
Federal funds purchased and securities sold under agreements to repurchase	—	—	—
Short-term debt:
Of Fannie Mae	200,437	—	200,437
Of consolidated trusts	—	6,425	6,425
Long-term debt:
Of Fannie Mae	567,950	(205)	567,745
Of consolidated trusts	6,167	2,442,280	2,448,447
Reserve for guaranty losses	54,430	(54,103)	327
Servicer and MBS trust payable	25,872	(16,600)	9,272
Other liabilities	24,586	(14,573)	10,013

Total liabilities	884,422	2,373,796	3,258,218

Fannie Mae’s stockholders’ equity (deficit):
Senior preferred stock	60,900	—	60,900
Preferred stock	20,348	—	20,348
Common stock	664	—	664
Additional paid-in capital	2,083	—	2,083
Accumulated deficit	(90,237)	6,706	(83,531)
Accumulated other comprehensive loss	(1,732)	(3,394)	(5,126)
Treasury stock	(7,398)	—	(7,398)

Total Fannie Mae stockholders’ deficit	(15,372)	3,312	(12,060)

Noncontrolling interest	91	(14)	77

Total equity (deficit)	(15,281)	3,298	(11,983)

Total liabilities and equity (deficit)	$869,141	$2,377,094	$3,246,235

In the following sections, we describe the impacts to our consolidated balance sheet at the transition date in the context of the three categories of transition adjustments noted above.

Net Recognition of the Assets and Liabilities of Newly Consolidated Entities

At the transition date, the majority of the net increase to both total assets and total liabilities resulted from the recognition of the assets and liabilities of newly consolidated trusts. This includes the impact of derecognizing our investments in Fannie Mae MBS issued from newly consolidated trusts. We describe the impacts to our consolidated balance sheet resulting from the recognition of the assets and liabilities of newly consolidated trusts below.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Securities

At the transition date, we derecognized $66.3 billion and $122.3 billion in investments in securities classified as trading and AFS, respectively. The net transition impact to our investments in securities was driven both by the derecognition of investments in Fannie Mae MBS issued by the newly consolidated trusts and the recognition of mortgage-related securities held by the newly consolidated trusts. We derecognized from our consolidated balance sheet investments in the Fannie Mae MBS issued by the newly consolidated trusts as these investments represent debt securities that are both debt of the consolidated trusts and investments in our portfolio and therefore represent intercompany activity. Such investments act to reduce the debt held by third parties in our consolidated balance sheets. We also derecognized the accrued interest receivable and net unrealized gains related to securities that we derecognized at transition.

Additionally, we recognized mortgage-related securities at transition in situations where trusts that were previously consolidated in our consolidated balance sheets deconsolidated under the new accounting standards. Upon deconsolidation of these trusts, we derecognized the collateral of the trusts (that is, mortgage loans) and recognized our investment in securities issued from the trusts in our consolidated balance sheet.

The table below presents the impact at the transition date to our investments in securities.

	As of December 31,	Transition	As of January 1,
	2009	Impact	2010
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$229,169	$(189,360)	$39,809
Freddie Mac	42,551	—	42,551
Ginnie Mae	1,354	(21)	1,333
Alt-A private-label securities	15,505	533	16,038
Subprime private-label securities	12,526	(118)	12,408
CMBS	22,528	—	22,528
Mortgage revenue bonds	13,446	21	13,467
Other mortgage-related securities	3,706	366	4,072

Total mortgage-related securities	340,785	(188,579)	152,206

Total non-mortgage-related securities	8,882	—	8,882

Total investments in securities	$349,667	$(188,579)	$161,088

Mortgage Loans

At the transition date, the recognition of loans held by the newly consolidated trusts resulted in an increase in “Mortgage loans held for investment of consolidated trusts.” Loans held by consolidated trusts are generally classified as HFI in our consolidated balance sheets. Prior to the transition date, we reported mortgage loans held both by us in our mortgage portfolio and those held by consolidated trusts collectively as “Mortgage loans held for investment” in our consolidated balance sheets. Effective at the transition date, we report loans held by us as “Mortgage loans held for investment of Fannie Mae” and loans held by consolidated trusts as “Mortgage loans held for investment of consolidated trusts.” Prior period amounts have been reclassified to conform to our current period presentation.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Loan Losses and Reserve for Guaranty Losses

We maintain an allowance for loan losses related to HFI loans reported in our consolidated balance sheets and a reserve for guaranty losses related to loans held by unconsolidated trusts. Upon recognition of the mortgage loans held by newly consolidated trusts at the transition date, we increased our “Allowance for loan losses” and decreased our “Reserve for guaranty losses.” The overall decrease in the combined reserves represents a difference in the methodology used to estimate incurred losses for our allowance for loan losses versus our reserve for guaranty losses. Our guaranty reserve considers all contractually past due interest income including payments expected to be missed between the balance sheet date and the point of loan acquisition or foreclosure, however, for our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which only includes interest income accrued while the loan was on accrual status. We recognize the portion of the allowance related to principal as our “Allowance for loan losses” and the portion of the allowance related to accrued interest as our “Allowance for accrued interest receivable.” We continue to record a reserve for guaranty losses related to loans in unconsolidated trusts and loans that we have guaranteed under long-term standby commitments, which require us to purchase loans from lenders if the loans meet certain delinquency criteria. See “Note 5, Allowance for Loan Losses and Reserve for Guaranty Losses” for additional information.

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

Servicer and MBS Trust Receivable and Payable

At the transition date we recognized a net decrease of $17.1 billion in “Servicer and MBS trust receivable.” Prior to our adoption of the new accounting standards, we recorded a receivable from unconsolidated trusts, net of a valuation allowance, when a delinquency advance was made to the trust. This receivable now represents intercompany activity that we eliminate for the purpose of our consolidated financial statements.

We also recognized a decrease of $16.6 billion in “Servicer and MBS trust payable,” which consisted of two components. First, we have the option to purchase loans and foreclosed properties from the trust when certain contingencies have been met. At December 31, 2009, we recorded a payable to the trust for loans and foreclosed properties that had been purchased during the month of December. Second, prior to the consolidation of certain out of portfolio trusts, we recognized a loan in our consolidated balance sheets at fair value and recorded a corresponding liability to the unconsolidated trust when the contingency on our option to purchase loans from the trust had been met. These payables now represent intercompany activity that we eliminate for the purpose of our consolidated financial statements.

Restricted Cash

At the transition date, “Restricted cash” increased by $45.6 billion to record cash payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders that have been determined to be restricted for use.

Federal Funds Sold and Securities Purchased Under Agreements to Resell or Similar Arrangements

At the transition date, we recognized a decrease of $316 million in “Federal funds sold and securities purchased under agreements to resell or similar arrangements” relating to dollar roll transactions that utilized Fannie Mae MBS. As a result of the dollar roll transactions, we held investments in Fannie Mae MBS in our consolidated balance sheet as of December 31, 2009 that were issued from trusts that subsequently consolidated at the transition date. Similar to our treatment of Fannie Mae MBS classified as trading or AFS, we eliminated our secured financing receivable related to these dollar roll transactions and recharacterized the transfer of the Fannie Mae MBS as debt extinguishment in our consolidated financial statements.

Accounting for Portfolio Securitizations

At the transition date, we reclassified the majority of our HFS mortgage loans to HFI due to the change in our accounting for portfolio securitizations. Prior to our adoption of the new accounting standards, we classified mortgage loans acquired with the intent to securitize as HFS in our consolidated balance sheets as the majority of the transfers of mortgage loans under portfolio securitization transactions qualified as sales under the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previous accounting standards. Under the new accounting standards, the transfer of mortgage loans through portfolio securitization transactions will generally not result in the derecognition of mortgage loans, thus we have classified the loans as HFI.

Certain mortgage loans continue to be classified as HFS in our consolidated balance sheets, consistent with our intent to securitize and transfer the mortgage loans to an MBS trust that we will not consolidate.

Elimination of Accounting for Guarantees

At the transition date, we made adjustments relating to our accounting for guarantees and master servicing. We describe the impact of the new accounting standards on our accounting for guarantees and master servicing below.

Guaranty Accounting

We continue to guarantee to our MBS trusts that we will supplement amounts received by the trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS, regardless of their consolidation status. However, for consolidated trusts, our guarantee to the trust represents an intercompany activity that must be eliminated for purposes of our consolidated financial statements. Thus, upon consolidation of the trusts, we eliminated the related guaranty asset, guaranty obligation, buy-up, buy-down and risk-based price adjustments from our consolidated balance sheet. This transition adjustment is included in “Other assets” and “Other liabilities”. We continue to record guaranty assets and guaranty obligations in our consolidated balance sheets relating to unconsolidated trusts.

Master Servicing

The transition adjustment to our “Other assets” and “Other liabilities” includes the derecognition of the portion of our master servicing asset and master servicing liability relating to newly consolidated trusts, which represents intercompany activity.

Impact on Statements of Operations

Our adoption of the new accounting standards affects how certain income and expense items are reported in our consolidated statements of operations on an ongoing basis. We explain the key impacts below.

Interest Income on Mortgage Loans

The interest income earned on mortgage loans held by the newly consolidated trusts is recorded in our consolidated statements of operations as loan interest income. This interest income was not recorded in our consolidated statements of operations prior to the transition date as the trusts were not consolidated.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense on Short-Term and Long-Term Debt

The interest expense incurred on debt of newly consolidated trusts is recorded in our consolidated statements of operations as interest expense on short-term and long-term debt. This interest expense was not recorded in our consolidated statements of operations prior to the transition date as the trusts were not consolidated.

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

Provision for Loan Losses and Provision for Guaranty Losses

Since the majority of our MBS trusts were consolidated at the transition date, the provision for loan losses recorded in periods after the transition date reflects the increase in the mortgage loans reported in our consolidated balance sheets. The provision for guaranty losses recorded in periods after the transition date reflects the subsequent decrease in unconsolidated trusts. The portion of the reserve for guaranty losses relating to loans in previously unconsolidated MBS trusts that were consolidated at the transition date was derecognized and we recognized an allowance for loan losses as the loans are now reflected in our consolidated balance sheet.

Guaranty Fee Income

We do not recognize the guaranty fee income earned from consolidated trusts. Guaranty fees from consolidated trusts are reported as a component of interest income on mortgage loans. As our guaranty-related assets and liabilities pertaining to consolidated trusts were also eliminated, we no longer record amortization income or fair value adjustments related to these trusts. The guaranty fee income that continues to be recognized in our consolidated statements of operations relates to guarantees to unconsolidated trusts and other credit enhancements that we have provided.

Debt Extinguishment Gains (Losses)

Upon purchase of Fannie Mae MBS debt securities issued from a consolidated trust for our mortgage portfolio, we extinguish the related debt issued by the consolidated trust as we now own the debt securities instead of a third party. We record debt extinguishment gains or losses related to debt of consolidated trusts to the extent that the purchase price of the debt security does not equal the carrying value of the related consolidated debt reported in our consolidated balance sheet at the time of purchase.

Trust Management Income

As master servicer, issuer, and trustee for Fannie Mae MBS, we earn a fee that reflects interest earned on cash flows from the date of remittance of mortgage and other payments to us by the servicers until the date of distribution of these payments to the MBS certificateholders. Previously, we reported this compensation as “Trust management income” in our consolidated statements of operations. Upon adoption of the new accounting standards, we report the trust management income earned by consolidated trusts as a component of net interest income in our consolidated statements of operations. Trust management income earned by us relating to unconsolidated trusts is now reported as a component of “Fee and other income.” Prior period amounts have been reclassified to conform to our current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Segment Reporting

As a result of our adoption of the new accounting standards, we changed the presentation of segment financial information that is currently evaluated by management. With this change, the sum of the results for our three segments does not equal our consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments.

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

We present our segment results in “Note 15, Segment Reporting.”

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2009, we explored options to sell or otherwise transfer our LIHTC investments for value consistent with our mission. On February 18, 2010, FHFA informed us that after consultation with Treasury, we were not authorized to sell or transfer our LIHTC partnership interests. The carrying value of our LIHTC “Partnership investments” was reduced to zero in the consolidated financial statements as of December 31, 2009, as we no longer had both the intent and ability to sell or otherwise transfer our LIHTC investments for value.

We recognized $145 million, $5.9 billion and $795 million for the years ended December 31, 2010, 2009 and 2008, respectively, of other-than-temporary impairment losses related to our limited partnerships in “Losses from partnership investments” in our consolidated statements of operations. We no longer recognize net operating losses or impairment on our LIHTC investments, since the carrying value was reduced to zero.

As of December 31, 2010, we have an obligation to fund $280 million in capital contributions. This obligation has been recorded as a component of “Other liabilities” in our consolidated balance sheet. As a result of our current tax position, we did not make any LIHTC investments in 2010 other than pursuant to existing prior commitments. We are not currently recognizing the tax benefits associated with the tax credits and net operating losses in our consolidated financial statements.

Consolidated VIEs

Upon adoption of the new accounting standards, if an entity is a VIE, we consider whether our variable interest in that entity causes us to be the primary beneficiary. The primary beneficiary of the VIE is required to consolidate and account for the assets, liabilities and noncontrolling interests of the VIE in its consolidated financial statements. An enterprise is deemed to be the primary beneficiary when the enterprise has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and exposure to benefits and/or losses could potentially be significant to the entity.

The following table displays the assets and liabilities of consolidated VIEs in our consolidated balance sheets as of December 31, 2010 and 2009. The difference between total assets of consolidated VIEs and total liabilities of consolidated VIEs is primarily due to our investment in the debt securities of consolidated VIEs.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In general, the investors in the obligations of consolidated VIEs have recourse only to the assets of those VIEs and do not have recourse to us, except where we provide a guaranty to the VIE.

	As of December 31,
	2010(1)	2009(1)
	(Dollars in millions)

Assets:
Cash and cash equivalents	$348	$2,092
Restricted cash	59,619	—
Trading securities	21	5,599
Available-for-sale securities	1,055	10,513
Loans held for sale	661	11,646
Loans held for investment	2,577,133	129,590
Accrued interest receivable	9,349	519
Servicer and MBS trust receivable	593	466
Other assets(2)	—	451

Total assets of consolidated VIEs	$2,648,779	$160,876

Liabilities:
Accrued interest payable	$9,712	$29
Short-term debt	5,359	—
Long-term debt	2,411,597	6,167
Servicer and MBS trust payable	562	850
Other liabilities(3)	331	385

Total liabilities of consolidated VIEs	$2,427,561	$7,431

(1)	Includes VIEs created through lender swaps, private label wraps and portfolio securitization transactions.

(2)	Includes partnership investments of $430 million and cash, cash equivalents and restricted cash of $21 million in limited partnerships as of December 31, 2009.

(3)	Includes partnership liabilities of $385 million as of December 31, 2009.

The adoption of the new accounting standards resulted in significant changes in the consolidation status of VIEs. Refer to “Note 2, Adoption of the New Accounting Standards on the Transfers of Financial Assets and Consolidation of Variable Interest Entities” for additional information regarding the impact of transition.

In addition to the VIEs consolidated as a result of initially adopting the new accounting standards, we consolidated VIEs as of December 31, 2010 that were not consolidated as of December 31, 2009. These VIEs are Fannie Mae multi-class resecuritization trusts and were consolidated because we now hold in our portfolio a substantial portion of the certificates. As a result of consolidating these multi-class resecuritization trusts, which had combined total assets of $3.9 billion in unpaid principal balance as of December 31, 2010, we derecognized our investment in these trusts and recognized the assets and liabilities of the consolidated trusts at their fair value.

As of December 31, 2009, we consolidated VIEs that were no longer consolidated as of December 31, 2010, excluding the impact of adopting the new accounting standards. These VIEs were Fannie Mae multi-class resecuritization trusts and were deconsolidated because we no longer hold in our portfolio a substantial portion of the certificates. As a result of deconsolidating these multi-class resecuritization trusts, which had combined total assets of $855 million in unpaid principal balance as of December 31, 2009, we derecognized the assets and liabilities of the trusts and recognized at fair value our retained interests as securities in our consolidated balance sheet.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010 and 2009, we recognized a loss of $3 million and a gain of $171 million, respectively, upon deconsolidation of VIEs. We recognize these amounts as a component of “Investment gains (losses), net” in our consolidated statements of operations.

Unconsolidated VIEs

We also have investments in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These unconsolidated VIEs include securitization trusts, as well as other equity investments. The following table displays the total assets as of December 31, 2010 and 2009 of unconsolidated VIEs with which we are involved.

	As of December 31,
	2010	2009
	(Dollars in millions)

Mortgage-backed trusts	$732,368	$3,044,516
Asset-backed trusts	363,721	484,703
Limited partnership investments	13,102	13,085
Mortgage revenue bonds and other credit-enhanced bonds	8,019	8,061

Total assets of unconsolidated VIEs	$1,117,210	$3,550,365

The following table displays the carrying amount and classification of the assets and liabilities as of December 31, 2010 and 2009 and the maximum exposure to loss as of December 31, 2010 related to our variable interests in unconsolidated VIEs with which we are involved.

	As of December 31,
	2010		2009
	Carrying	Maximum	Carrying
	Amount	Exposure to Loss	Amount(1)
	(Dollars in millions)

Assets:
Available-for-sale securities(2)	$84,770	$67,367	$190,135
Trading securities(2)	29,342	27,627	91,222
Guaranty assets	246	—	8,195
Partnership investments	94	319	144
Servicer and MBS trust receivable	11	11	15,903
Other assets	—	—	1,320

Total assets related to our interests in unconsolidated VIEs	$114,463	$95,324	$306,919

Liabilities:
Reserve for guaranty losses	$291	$—	$52,703
Guaranty obligations	469	21,318	13,504
Partnership liabilities	170	—	325
Servicer and MBS trust payable	13	2	20,371
Other liabilities	—	—	818

Total liabilities related to our interest in unconsolidated VIEs	$943	$21,320	$87,721

(1)	Includes VIEs created through lender swaps and portfolio securitization transactions. Our total maximum exposure to loss relating to unconsolidated VIEs was $2.6 trillion as of December 31, 2009.

(2)	Contains securities exposed through consolidation which may also represent an interest in other unconsolidated VIEs.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the years ended December 31, 2010, 2009 and 2008 the unpaid principal balance of portfolio securitizations was $120.0 billion, $216.1 billion and $41.1 billion, respectively.

Upon adoption of the new accounting standards, the majority of our portfolio securitization transactions do not qualify for sale treatment. As a result, our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts has been greatly reduced and is no longer material. We report the assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales in our consolidated balance sheets and in the consolidated VIEs table above.

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

The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of December 31, 2010
Unpaid principal balance	$63	$15,771
Fair value	68	16,745
Weighted-average coupon	6.58%	6.28%
Weighted-average loan age	4.2 years	4.4 years
Weighted-average maturity	25.6 years	22.0 years
As of December 31, 2009
Unpaid principal balance	$34,260	$19,472
Fair value	35,455	20,224
Weighted-average coupon	5.62%	6.82%
Weighted-average loan age	2.9 years	4.6 years
Weighted-average maturity	24.2 years	26.1 years

For the years ended December 31, 2010, 2009 and 2008, the principal and interest received on retained interests was $3.5 billion, $9.7 billion and $7.9 billion, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Managed Loans

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. As noted above, our adoption of the new accounting standards resulted in a significant increase in mortgage loans held for investment and a decrease in loans held for sale in our consolidated balance sheets, as well as a decrease in the amount of loans securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of December 31, 2010 and 2009.

	Unpaid	Principal Amount of
	Principal Balance	Delinquent Loans
	(Dollars in millions)

As of December 31, 2010
Loans held for investment
Of Fannie Mae	$423,686	$141,342
Of consolidated trusts	2,565,347	34,080
Loans held for sale	964	127
Securitized loans	2,147	78

Total loans managed	$2,992,144	$175,627

As of December 31, 2009
Loans held for investment	$395,551	$51,051
Loans held for sale	20,992	140
Securitized loans	187,922	5,161

Total loans managed	$604,465	$56,352

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

Beginning January 1, 2010, we recognize all assets obtained and all liabilities incurred in a portfolio securitization at fair value. We recorded a net gain on portfolio securitizations of $26 million, $1.0 billion and $49 million for the years ended December 31, 2010, 2009 and 2008, respectively. We recognize these amounts as a component of “Investment gains (losses), net” in our consolidated statements of operations. We recognized proceeds from the initial sale of securities from portfolio securitizations of $660 million, $85.7 billion and $30.1 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

4.	Mortgage Loans

We own both single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report HFS loans at the lower of cost or fair value determined on a pooled basis, and record valuation changes in our consolidated statements of operations. Our prospective adoption on December 31, 2010 of a new accounting

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standard on disclosures regarding the credit quality of financing receivables and the allowance for credit losses had a significant impact on the presentation and comparability of our loan and allowance related disclosures.

The following table displays our mortgage loans as of December 31, 2010 and 2009.

	As of
	December 31, 2010			December 31, 2009(1)
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family	$328,824	$2,490,623	$2,819,447	$166,657	$129,472	$296,129
Multifamily	95,157	75,393	170,550	108,513	11,901	120,414

Total unpaid principal balance of mortgage loans	423,981	2,566,016	2,989,997	275,170	141,373	416,543
Unamortized premiums (discounts) and other cost basis adjustments, net	(16,470)	11,786	(4,684)	(11,196)	28	(11,168)
Lower of cost or fair value adjustments on loans held for sale	(28)	(9)	(37)	(729)	(160)	(889)
Allowance for loan losses for loans held for investment	(48,530)	(13,026)	(61,556)	(8,078)	(1,847)	(9,925)

Total mortgage loans	$358,953	$2,564,767	$2,923,720	$255,167	$139,394	$394,561

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

For the year ended December 31, 2010, we did not redesignate loans between HFI and HFS other than at the transition date. For the year ended December 31, 2009, we redesignated loans with a carrying value of $1.2 billion from HFS to HFI. We redesignated $8.5 billion of HFI loans to HFS for the year ended December 31, 2009.

The following table displays an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of December 31, 2010. For purposes of this table, each loan in our portfolio is included in only one segment and class category.

	As of December 31, 2010(1)
							Recorded
							Investment in
							Loans Over	Recorded
							90 Days	Investment
							Delinquent	in
	30 - 59 Days	60 - 89 Days	Seriously	Total			and Accruing	Nonaccrual
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Current	Total	Interest	Loans
	(Dollars in millions)

Single-Family:
Primary(3)	$47,048	$18,055	$93,302	$158,405	$2,299,080	$2,457,485	$139	$110,758
Government(4)	125	58	371	554	51,930	52,484	354	—
Alt-A	8,547	4,097	37,557	50,201	156,951	207,152	21	41,566
Other(5)	3,785	1,831	15,290	20,906	84,473	105,379	80	17,022

Total Single-Family	59,505	24,041	146,520	230,066	2,592,434	2,822,500	594	169,346
Multifamily(6)	382	NA	1,132	1,514	171,000	172,514	—	1,012

Total	$59,887	$24,041	$147,652	$231,580	$2,763,434	$2,995,014	$594	$170,358

(1)	Recorded investment consists of unpaid principal balance, net of unamortized premiums and discounts, other cost basis and fair value adjustments and accrued interest receivable on HFI loans, excluding loans for which we have elected the fair value option.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which due to their nature are not aged and included in the current column.

(5)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

The recorded investment in loans over 90 days delinquent and accruing interest was $612 million as of December 31, 2009. The carrying value of all nonaccrual loans was $34.1 billion as of December 31, 2009.

Individually Impaired Loans

Individually impaired loans include TDRs, acquired credit-impaired loans, and other multifamily loans regardless of whether we are currently accruing interest. The following table displays the total recorded investment, unpaid principal balance, related allowance, average recorded investment and interest income recognized as of December 31, 2010 for individually impaired loans, excluding loans for which we have elected the fair value option.

	As of December 31, 2010					For the Year Ended December 31, 2010
				Related
				Allowance for			Interest
	Unpaid	Total	Related	Accrued	Average	Total Interest	Income
	Principal	Recorded	Allowance for	Interest	Recorded	Income	Recognized on
	Balance	Investment(1)	Loan Losses	Receivable	Investment	Recognized(2)	a Cash Basis
	(Dollars in millions)

Individually impaired loans:
With related allowance recorded
Single-family
Primary(3)	$99,838	$93,024	$23,565	$772	$81,258	$3,314	$1,470
Government(4)	240	248	38	7	141	9	—
Alt-A	30,932	28,253	9,592	368	25,361	897	407
Other(5)	14,429	13,689	4,479	137	12,094	384	204

Total single-family	145,439	135,214	37,674	1,284	118,854	4,604	2,081
Multifamily	2,372	2,371	556	23	1,496	202	10

Total individually impaired loans with related allowance recorded	147,811	137,585	38,230	1,307	120,350	4,806	2,091

With no related allowance recorded(6)
Single-family
Primary(3)	10,586	7,237	—	—	7,860	336	55
Government(4)	19	13	—	—	11	8	—
Alt-A	3,600	1,884	—	—	2,091	121	20
Other(5)	879	512	—	—	589	36	7

Total single-family	15,084	9,646	—	—	10,551	501	82
Multifamily	789	811	—	—	642	71	5

Total individually impaired loans with no related allowance recorded	15,873	10,457	—	—	11,193	572	87

Total individually impaired loans(7)	$163,684	$148,042	$38,230	$1,307	$131,543	$5,378	$2,178

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Consists of unpaid principal balance, net of unamortized premiums and discounts, other cost basis and fair value adjustments and accrued interest receivable on HFI loans, excluding loans for which we have elected the fair value option.

(2)	Total single-family interest income recognized of $5.1 billion consists of $3.9 billion of contractual interest and $1.3 billion of effective yield adjustments.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(5)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	The discounted cash flows, collateral value or fair value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(7)	Includes single-family loans restructured in a TDR with a recorded investment of $140.1 billion as of December 31, 2010. Includes multifamily loans restructured in a TDR with a recorded investment of $939 million as of December 31, 2010.

The following table displays the recorded investment and corresponding specific loss allowance as of December 31, 2009 for all impaired loans.

	As of December 31, 2009
	Recorded
	Investment	Allowance	Net Investment
	(Dollars in millions)

Impaired loans:(1)
With valuation allowance	$27,050	$5,995	$21,055
Without valuation allowance(2)	8,420	—	8,420

Total	$35,470	$5,995	$29,475

(1)	Includes single-family loans restructured in a TDR with a recorded investment of $23.9 billion as of December 31, 2009. Includes multifamily loans restructured in a TDR with a recorded investment of $51 million as of December 31, 2009.

(2)	The discounted cash flows, collateral value or fair value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

The average recorded investment in impaired loans was $13.3 billion and $4.8 billion for the years ended December 31, 2009 and 2008. Interest income recognized on impaired loans was $532 million and $251 million for the years ended December 31, 2009 and 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Acquired in a Transfer

We acquired delinquent loans from unconsolidated trusts and long-term standby commitments with an unpaid principal balance plus accrued interest of $279 million, $36.4 billion and $4.5 billion for the years ended December 31, 2010, 2009 and 2008, respectively. The following table displays the outstanding balance and carrying amount of acquired credit-impaired loans as of December 31, 2010 and 2009, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	As of December 31,
	2010	2009
	(Dollars in millions)

Outstanding contractual balance	$8,519	$24,106
Carrying amount:
Loans on accrual status	2,029	2,560
Loans on nonaccrual status	2,449	8,952

Total carrying amount of loans	$4,478	$11,512

The following table displays details on acquired credit-impaired loans at their acquisition dates for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Contractually required principal and interest payments at acquisition(1)	$321	$39,197	$5,034
Nonaccretable difference	154	9,234	783

Cash flows expected to be collected at acquisition(1)	167	29,963	4,251
Accretable yield	76	13,852	1,805

Initial investment in acquired credit-impaired loans at acquisition	$91	$16,111	$2,446

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

The following table displays activity for the accretable yield of all outstanding acquired credit-impaired loans for the years ended December 31, 2010, 2009 and 2008. Accreted effective interest is shown for only those loans that we were still accounting for as acquired credit-impaired loans for the respective periods.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Beginning balance, January 1	$10,117	$1,559	$2,252
Additions	76	13,852	1,805
Accretion	(314)	(215)	(279)
Reductions(1)	(6,067)	(13,693)	(2,294)
Changes in estimated cash flows(2)	(1,163)	8,729	420
Reclassifications to nonaccretable difference(3)	(237)	(115)	(345)

Ending balance, December 31	$2,412	$10,117	$1,559

(1)	Reductions are the result of liquidations and loan modifications due to TDRs.

(2)	Represents changes in expected cash flows due to changes in prepayment and other assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays interest income recognized and the impact to the “Provision for loan losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the years ended December 31, 2010, 2009 and 2008. The accretion of fair value discount reported in the table below relates primarily to credit-impaired loans that were acquired prior to the transition date. Subsequent to the transition date, our consolidated statements of operations no longer reflect the recognition of fair value losses on the majority of acquisitions of credit-impaired loans because the loans are already recorded in our consolidated balance sheets at the time of purchase.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Accretion of fair value discount(1)	$1,024	$405	$158
Interest income on loans returned to accrual status or subsequently modified as TDRs	1,148	214	476

Total interest income recognized on acquired credit-impaired loans	$2,172	$619	$634

Increase in “Provision for loan losses” subsequent to the acquisition of credit-impaired loans	$963	$691	$185

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

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

Upon recognition of the mortgage loans held by newly consolidated trusts and the associated accrued interest receivable at the transition date of our adoption of the new accounting standards, we increased our “Allowance for loan losses” by $43.6 billion, increased our “Allowance for accrued interest receivable” by $7.0 billion and decreased our “Reserve for guaranty losses” by $54.1 billion. The net decrease of $3.5 billion reflects the difference in the methodology used to estimate incurred losses for our allowance for loan losses and accrued interest receivable versus our reserve for guaranty losses.

Although our loss models include extensive historical loan performance data, our loss reserve process is subject to risks and uncertainties, particularly in a rapidly changing credit environment. In response to these changes, our loss models were updated to reflect a change in our severity calculations to use mark-to-market LTV ratios rather than LTV ratios at origination, which we believe better reflects the current values of the loans, as well as our methodology for estimating the benefit of payments from lenders to make us whole for losses on loans due to a breach of representations and warranties.

Our prospective adoption on December 31, 2010 of a new accounting standard on disclosures regarding the credit quality of financing receivables and allowance for credit losses had a significant impact on the presentation of our loan and allowance related disclosures.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

The following table displays changes in both single-family and multifamily allowance for loan losses for the year ended December 31, 2010 and total allowance for loan losses for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010			2009	2008
	Of	Of
	Fannie	Consolidated
	Mae	Trusts	Total
	(Dollars in millions)

Single-family allowance for loan losses:
Beginning balance, January 1(1)	$6,721	$1,749	$8,470
Adoption of new accounting standards	—	43,170	43,170
Provision for loan losses	12,923	11,592	24,515
Charge-offs(2)	(15,438)	(7,026)	(22,464)
Recoveries	1,913	1,164	3,077
Transfers(3)	44,599	(44,599)	—
Net reclassifications(4)	(3,341)	6,553	3,212

Ending balance, December 31	$47,377	$12,603	$59,980

Multifamily allowance for loan losses:
Beginning balance, January 1(1)	$1,357	$98	$1,455
Adoption of new accounting standards	—	406	406
Provision for loan losses	144	43	187
Charge-offs(2)	(414)	—	(414)
Transfers(3)	115	(115)	—
Net reclassifications(4)	(49)	(9)	(58)

Ending balance, December 31	$1,153	$423	$1,576

Total allowance for loan losses:
Beginning balance, January 1(1)	$8,078	$1,847	$9,925	$2,772	$629
Adoption of new accounting standards	—	43,576	43,576	—	—
Provision for loan losses	13,067	11,635	24,702	9,569	4,022
Charge-offs(2)	(15,852)	(7,026)	(22,878)	(2,245)	(1,987)
Recoveries	1,913	1,164	3,077	214	190
Transfers(3)	44,714	(44,714)	—	—	—
Net reclassifications(1)(4)	(3,390)	6,544	3,154	(385)	(82)

Ending balance, December 31(1)(5)(6)	$48,530	$13,026	$61,556	$9,925	$2,772

(1)	Prior period amounts have been reclassified to conform to current year presentation. Current presentation excludes the allowance for accrued interest receivable from the beginning and ending balances.

(2)	Total charge-offs includes accrued interest of $2.4 billion, $1.5 billion and $642 million for the years ended December 31, 2010, 2009 and 2008, respectively. Single-family charge-offs includes accrued interest of $2.3 billion for the year ended December 31, 2010. Multifamily charge-offs includes accrued interest of $64 million for the year ended December 31, 2010.

(3)	Includes transfers from trusts for delinquent loan purchases.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers.

(5)	Total allowance for loan losses includes $385 million, $726 million and $150 million as of December 31, 2010, 2009 and 2008, respectively, for acquired credit-impaired loans.

(6)	Total single-family allowance for loan losses was $8.5 billion and $2.7 billion as of December 31, 2009 and 2008, respectively. Total multifamily allowance for loan losses was $1.4 billion and $74 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2010, the allowance for accrued interest receivable for loans of Fannie Mae and loans of consolidated trusts was $3.0 billion and $439 million, respectively. The allowance for accrued interest receivable was $536 million as of December 31, 2009.

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of December 31, 2010.

	As of December 31, 2010
	Single-Family	Multifamily	Total
	(Dollars in millions)

Allowance for loan losses by segment:
Individually impaired loans	$37,296	$549	$37,845
Collectively reserved loans	22,306	1,020	23,326
Acquired credit impaired loans	378	7	385
Recorded investment in loans by segment:(1)
Total loans	$2,822,500	$172,514	$2,995,014
Individually impaired loans	140,062	3,074	143,136
Collectively reserved loans	2,677,640	169,332	2,846,972
Acquired credit impaired loans	4,798	108	4,906

(1)	Consists of unpaid principal balance, net of unamortized premiums and discounts, other cost basis and fair value adjustments and accrued interest receivable on HFI loans, excluding loans for which we have elected the fair value option.

On December 31, 2010, we entered into an agreement with Bank of America, N.A., and its affiliates, BAC Home Loans Servicing, LP, and Countrywide Home Loans, Inc., to address outstanding repurchase requests for residential mortgage loans with an unpaid principal balance of $3.9 billion delivered to us by affiliates of Countrywide Financial Corporation. Bank of America agreed, among other things, to a resolution amount of $1.5 billion, consisting of a cash payment of $1.3 billion and other payments recently made or to be made by them. We recognized $930 million as a recovery of charge-offs resulting in a reduction to “Provision for loan losses” and “Allowance for loan losses,” $266 million as a reduction to “Foreclosed property expense” and $142 million as receipt of amounts receivable due to the rescission of mortgage insurance coverage included in “Other Assets.”

The agreement substantially resolves or addresses outstanding repurchase requests on loans sold to us by Countrywide and permits us to bring claims for any additional breaches of our representations and warranties that are identified with respect to those loans. We continue to work with Bank of America to resolve repurchase requests that remain outstanding, including requests relating to loans delivered to us by Bank of America, N.A.

Our allowance for loan losses includes an estimate for the benefit of payments from lenders and servicers to make us whole for losses on loans due to a breach of selling or servicing representations and warranties.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, this estimate was based significantly on historical cash collections. In the fourth quarter of 2010, the following factors impacted this estimate:

•	we revised our methodology to take into account trends in management actions taken before cash collections, which resulted in our allowance for loan losses being $1.1 billion higher than it would have been under the previous methodology; and

•	agreements with seller/servicers that addressed their loan repurchase and other obligations to us impacted our expectation of future make-whole payments, resulting in a decrease in our allowance for loan losses of approximately $700 million.

In the three month period ended June 30, 2010, we identified that for a portion of our delinquent loans we had not estimated and recorded our obligation to reimburse servicers for advances they made on our behalf for preforeclosure property taxes and insurance. We previously recognized these expenses when we reimbursed servicers. We also did not record a receivable from borrowers for these payments or assess the collectibility of that receivable. As such, our allowance did not include an estimation of uncollectable amounts from those borrowers. We evaluated the effects of this misstatement, both quantitatively and qualitatively and concluded that the misstatement is not material to our 2010 loss or any prior consolidated financial statements.

The year ended December 31, 2010 includes an out-of-period adjustment of $1.1 billion to our consolidated statement of operations reflecting our assessment of the collectibility of the receivable from the borrowers.

Reserve for Guaranty Losses

The following table displays changes in the reserve for guaranty losses for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Reserve for guaranty losses:
Beginning balance, January 1	$54,430	$21,830	$2,693
Adoption of new accounting standards	(54,103)	—	—
Provision for guaranty losses	194	63,057	23,929
Charge-offs(1)(2)	(203)	(31,142)	(4,986)
Recoveries	5	685	194

Ending balance, December 31	$323	$54,430	$21,830

(1)	Includes charges of $228 million and $333 million for the years ended December 31, 2009 and 2008, respectively, related to unsecured HomeSaver Advance loans. There were no charges related to unsecured HomeSaver Advance loans for the year ended December 31, 2010.

(2)	Includes charges recorded at the date of acquisition of $180 million, $20.3 billion and $2.1 billion for the years ended December 31, 2010, 2009 and 2008, respectively, for acquired credit-impaired loans where the acquisition cost exceeded the fair value of the acquired loan.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Quality Indicators

The following table displays the total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by portfolio segment, class and credit quality indicators as of December 31, 2010. The single-family credit quality indicator is updated quarterly and the multifamily credit quality indicators are as of the origination date of each loan.

	As of December 31, 2010(1)(2)
	Primary(3)	Alt-A	Other(4)
	(Dollars in millions)

Single-family
Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$1,561,202	$79,305	$29,854
80.01% to 90%	376,414	27,472	13,394
90.01% to 100%	217,193	24,392	12,935
100.01% to 110%	112,376	18,022	11,400
110.01% to 120%	62,283	12,718	8,967
120.01% to 125%	21,729	5,083	3,733
Greater than 125%	106,288	40,160	25,096

Total	$2,457,485	$207,152	$105,379

As of December 31, 2010(1)
(Dollars in millions)

Multifamily
Originating LTV ratio:
Less than or equal to 70%	$96,844
70.01% to 80%	71,560
Greater than 80%	4,110

Total	$172,514

Originating debt service coverage ratio:
Less than or equal to 1.10%	$15,034
1.11% to 1.25%	50,745
Greater than 1.25%	106,735

Total	$172,514

(1)	Recorded investment consists of unpaid principal balance, net of unamortized premiums and discounts, other cost basis and fair value adjustments and accrued interest receivable on HFI loans, excluding loans for which we have elected the fair value option.

(2)	Excludes $52.5 billion of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our consolidated statements of operations. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$7,398	$74,750
Freddie Mac	1,326	15,082
Ginnie Mae	590	1
Alt-A private-label securities	1,683	1,355
Subprime private-label securities	1,581	1,780
CMBS	10,764	9,335
Mortgage revenue bonds	609	600
Other mortgage-related securities	152	154

Total	24,103	103,057

Non-mortgage-related securities:
U.S. Treasury securities	27,432	3
Asset-backed securities	5,321	8,515
Corporate debt securities	—	364

Total	32,753	8,882

Total trading securities	$56,856	$111,939

Losses in trading securities held in our portfolio, net	$2,149	$2,685

As of December 31, 2010, we held U.S. Treasury securities and money market funds with fair values of $4.0 billion and $2.3 billion, respectively, which we elected to classify as “Cash and cash equivalents” in our consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays information about our net trading gains and losses for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended
	December 31,
	2010	2009	2008
	(Dollars in millions)

Net trading gains (losses):
Mortgage-related securities	$2,607	$2,457	$(4,297)
Non-mortgage-related securities	85	1,287	(2,743)

Total	$2,692	$3,744	$(7,040)

Net trading gains (losses) recorded in the year related to securities still held at year end:
Mortgage-related securities	$2,485	$1,974	$(4,464)
Non-mortgage-related securities	56	1,146	(2,418)

Total	$2,541	$3,120	$(6,882)

Available-for-Sale Securities

We measure AFS securities at fair value with unrealized gains and losses recorded as a component of AOCI, net of tax, in our consolidated balance sheets. We record realized gains and losses from the sale of AFS securities in “Investment gains (losses), net” in our consolidated statements of operations.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Gross realized gains	$566	$4,521	$4,022
Gross realized losses	293	3,080	3,635
Total proceeds(1)	7,207	226,664	130,991

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 3, Consolidations and Transfers of Financial Assets.”

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of December 31, 2010 and 2009.

	As of December 31, 2010
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$21,428	$1,453	$(9)	$(44)	$22,828
Freddie Mac	15,986	1,010	—	—	16,996
Ginnie Mae	909	130	—	—	1,039
Alt-A private-label securities	15,789	177	(1,791)	(285)	13,890
Subprime private-label securities	11,323	54	(997)	(448)	9,932
CMBS(4)	15,273	25	—	(454)	14,844
Mortgage revenue bonds	11,792	47	(64)	(734)	11,041
Other mortgage-related securities	4,098	106	(44)	(338)	3,822

Total	$96,598	$3,002	$(2,905)	$(2,303)	$94,392

	As of December 31, 2009
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$148,074	$6,413	$(23)	$(45)	$154,419
Freddie Mac	26,281	1,192	—	(4)	27,469
Ginnie Mae	1,253	102	—	(2)	1,353
Alt-A private-label securities	17,836	41	(2,738)	(989)	14,150
Subprime private-label securities	13,232	33	(1,774)	(745)	10,746
CMBS(4)	15,797	—	—	(2,604)	13,193
Mortgage revenue bonds	13,679	71	(44)	(860)	12,846
Other mortgage-related securities	4,225	29	(235)	(467)	3,552

Total	$240,377	$7,881	$(4,814)	$(5,716)	$237,728

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments recognized in our consolidated statements of operations.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in other comprehensive loss as well as cumulative changes in fair value for securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $848 million and $1.0 billion as of December 31, 2010 and 2009, respectively, of increase to the carrying amount from fair value hedge accounting in 2008.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of December 31, 2010 and 2009.

	As of December 31, 2010
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(35)	$1,461	$(18)	$211
Freddie Mac	—	11	—	7
Ginnie Mae	—	1	—	—
Alt-A private-label securities	(104)	1,915	(1,972)	9,388
Subprime private-label securities	(47)	627	(1,398)	8,493
CMBS	(15)	1,774	(439)	10,396
Mortgage revenue bonds	(206)	5,009	(592)	3,129
Other mortgage-related securities	(2)	250	(380)	2,007

Total	$(409)	$11,048	$(4,799)	$33,631

	As of December 31, 2009
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in millions)

Fannie Mae	$(36)	$1,461	$(32)	$544
Freddie Mac	(2)	85	(2)	164
Ginnie Mae	(2)	139	—	26
Alt-A private-label securities	(2,439)	7,018	(1,288)	6,929
Subprime private-label securities	(998)	4,595	(1,521)	5,860
CMBS	—	—	(2,604)	13,193
Mortgage revenue bonds	(54)	2,392	(850)	5,664
Other mortgage-related securities	(96)	536	(606)	2,739

Total	$(3,627)	$16,226	$(6,903)	$35,119

Other-Than-Temporary Impairments

We recognize the credit component of other-than-temporary impairments of our debt securities in our consolidated statements of operations and the noncredit component in “Other comprehensive loss” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. $4.8 billion of the $5.2 billion of gross unrealized losses on AFS securities as of December 31, 2010 have existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of December 31, 2010 include unrealized losses on securities with other-than-temporary impairment in which a

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of the impairment remains in AOCI. The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of December 31, 2010 that was 88% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

The following table displays our net other-than-temporary impairments by major security type recognized in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Fannie Mae	$(3)	$(117)	$(7)
Alt-A private-label securities	(327)	(3,956)	(4,820)
Subprime private-label securities	(368)	(5,660)	(1,932)
Mortgage revenue bonds	(2)	(22)	(21)
Other	(22)	(106)	(194)

Net other-than-temporary impairments	$(722)	$(9,861)	$(6,974)

For the year ended December 31, 2010, we recorded net other-than-temporary impairment of $722 million. The net other-than-temporary impairment charges recorded in 2010 were primarily driven by a net decline in forecasted home prices for certain geographic regions, which resulted in a decrease in the present value of our cash flow projections on Alt-A and subprime securities.

The following table displays activity for the years ended December 31, 2010 and 2009 related to the credit component recognized in earnings on debt securities held by us for which we recognized a portion of other-than-temporary impairment in AOCI.

	For the Year Ended
	December 31,
	2010	2009
	(Dollars in millions)

Balance, January 1	$8,191	$—
Credit component of other-than-temporary impairment not reclassified to AOCI in conjunction with the cumulative effect transition adjustment	—	4,265
Additions for the credit component on debt securities for which OTTI was not previously recognized	29	1,090
Additions for credit losses on debt securities for which OTTI was previously recognized	693	3,118
Reductions for securities no longer in portfolio at period end(1)	(154)	—
Reductions for amortization resulting from increases in cash flows expected to be collected over the remaining life of the security	(544)	(282)

Balance, December 31	$8,215	$8,191

(1)	Includes securities sold, matured, called or consolidated to loans.

As of December 31, 2010, those debt securities with other-than-temporary impairment for which we recognized in our consolidated statement of operations only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. We evaluate Alt-A (including option adjustable rate mortgage

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. To reduce costs associated with maintaining our internal model and decrease the operational risk, in the fourth quarter of 2010, we ceased to use our internally developed model and began using a third-party model to project cash flow estimates on our private-label securities. Separate components of the third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We model securities assuming the benefit of those external financial guarantees that are deemed creditworthy. We have recorded other-than-temporary impairments for the year ended December 31, 2010 based on this analysis, with amounts related to credit loss recognized in our consolidated statements of operations. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

The following table displays the modeled attributes, including default rates and severities, which are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. Assumption of voluntary prepayment rates are also an input to the present value of expected losses.

	As of December 31, 2010
			Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
			(Dollars in millions)

Vintage Year
2004 & Prior:
Unpaid principal balance	$2,216	$521	$3,862	$544	$2,521
Weighted average collateral default(1)	40.5%	38.8%	11.2%	34.9%	19.5%
Weighted average collateral severities(2)	61.9%	46.6%	43.4%	45.0%	38.0%
Weighted average voluntary prepayment rates(3)	4.0%	6.1%	8.5%	8.3%	10.6%
Average credit enhancement(4)	51.1%	19.5%	11.9%	21.6%	10.7%
2005
Unpaid principal balance	$206	$1,401	$1,297	$585	$2,578
Weighted average collateral default(1)	76.2%	59.8%	41.9%	57.9%	42.0%
Weighted average collateral severities(2)	73.9%	55.5%	59.3%	60.2%	52.6%
Weighted average voluntary prepayment rates(3)	1.6%	3.9%	6.4%	7.0%	7.9%
Average credit enhancement(4)	63.5%	30.0%	2.4%	19.5%	7.1%
2006
Unpaid principal balance	$12,565	$1,379	$626	$1,793	$1,965
Weighted average collateral default(1)	78.9%	73.8%	45.9%	61.8%	34.4%
Weighted average collateral severities(2)	74.1%	62.0%	64.1%	64.6%	49.5%
Weighted average voluntary prepayment rates(3)	1.7%	3.2%	5.8%	6.2%	9.3%
Average credit enhancement(4)	20.4%	22.8%	3.2%	2.2%	2.1%

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
			Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
			(Dollars in millions)

2007 & After:
Unpaid principal balance	$656	$—	$—	$—	$129
Weighted average collateral default(1)	72.8%	N/A	N/A	N/A	43.7%
Weighted average collateral severities(2)	70.2%	N/A	N/A	N/A	54.8%
Weighted average voluntary prepayment rates(3)	1.6%	N/A	N/A	N/A	6.7%
Average credit enhancement(4)	34.5%	N/A	N/A	N/A	25.3%
Total
Unpaid principal balance	$15,643	$3,301	$5,785	$2,922	$7,193
Weighted average collateral default(1)	73.2%	62.4%	21.9%	56.0%	32.1%
Weighted average collateral severities(2)	72.2%	56.8%	49.2%	60.1%	46.7%
Weighted average voluntary prepayment rates(3)	2.0%	3.9%	7.7%	6.8%	9.2%
Average credit enhancement(4)	25.9%	25.3%	8.9%	9.3%	7.4%

(1)	The expected remaining cumulative default rate of the collateral pool backing the securities, as a percentage of the current collateral unpaid principal balance, weighted by security unpaid principal balance.

(2)	The expected remaining loss given default of the collateral pool backing the securities, calculated as the ratio of remaining cumulative loss divided by cumulative defaults, weighted by security unpaid principal balance.

(3)	The average monthly voluntary prepayment rate, weighted by security unpaid principal balance.

(4)	The average percent current credit enhancement provided by subordination of other securities. Excludes excess interest projections and monoline bond insurance.

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

Other mortgage-related securities include manufactured housing securities, some of which have been other-than-temporarily impaired in 2010. For manufactured housing securities, we utilize models that incorporate recent historical performance information and other relevant public data to run cash flows and assess for other-than-temporary impairment. Given the significant seasoning of these securities we expect that the future performance will be in line with how the securities are currently performing. We model securities assuming the benefit of those external financial guarantees that are deemed creditworthy. If we determined that securities were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or, if a loss was projected, that present value of expected cash flows was greater than the security’s cost basis.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We analyzed commercial mortgage-backed securities (“CMBS”) using a CMBS loss forecast model that incorporates a loan level loss forecast. This forecast takes into account loan performance, loan status, loan attributes, structures, metropolitan area, property type and macroeconomic expectations. Given the current high level of credit enhancement and collateral loss expectations, no single bond is expected to experience a principal write-down or interest shortfall. Our CMBS loss forecast expectations may change as macroeconomic conditions and the commercial real estate market evolve. As of December 31, 2010, we had no other-than-temporary impairments in our holdings of CMBS as we projected the remaining subordination to be more than sufficient to absorb the level of projected losses. While downgrades have occurred in this sector, all of our holdings remained investment grade as of December 31, 2010.

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of December 31, 2010. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2010
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$21,428	$22,828	$—	$—	$2	$2	$3,876	$4,103	$17,550	$18,723
Freddie Mac	15,986	16,996	5	5	37	39	1,571	1,683	14,373	15,269
Ginnie Mae	909	1,039	—	—	—	—	5	5	904	1,034
Alt-A private-label securities	15,789	13,890	—	—	1	1	294	296	15,494	13,593
Subprime private-label securities	11,323	9,932	—	—	—	—	—	—	11,323	9,932
CMBS	15,273	14,844	308	308	275	276	14,342	13,953	348	307
Mortgage revenue bonds	11,792	11,041	61	62	374	385	818	819	10,539	9,775
Other mortgage-related securities	4,098	3,822	—	—	—	—	—	16	4,098	3,806

Total	$96,598	$94,392	$374	$375	$689	$703	$20,906	$20,875	$74,629	$72,439

Weighted average yield(1)	4.32%		5.52%		5.55%		4.25%		4.32%

(1)	Yields are determined by dividing interest income (including the amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end. Yields on tax exempt obligations have been computed on a tax equivalent basis.

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of December 31, 2010, 2009 and 2008.

	As of December 31,
	2010(1)	2009	2008
	(Dollars in millions)

Net unrealized gains (losses) on available-for-sale securities for which we have not recorded other-than-temporary impairment	$304	$1,337	$(7,291)
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment	(1,736)	(3,059)	—
Other	(250)	(10)	(382)

Accumulated other comprehensive loss	$(1,682)	$(1,732)	$(7,673)

(1)	Includes a net increase of $3.4 billion from the adoption of the new accounting standards.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Financial Guarantees and Master Servicing

We generate revenue by absorbing the credit risk of mortgage loans in unconsolidated trusts in exchange for a guaranty fee. We also provide credit enhancements on taxable or tax-exempt mortgage revenue bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Additionally, we issue long-term standby commitments that require us to purchase loans from lenders if the loans meet certain delinquency criteria.

As a result of adopting the new accounting standards, we derecognized the previously recognized guaranty assets, guaranty obligations, MSAs, and master servicing liabilities (“MSLs”) associated with the newly consolidated trusts from our consolidated balance sheets.

For our guarantees to unconsolidated trusts and other guaranty arrangements, we recognize a guaranty obligation for our obligation to stand ready to perform on these guarantees. For those guarantees recognized in our consolidated balance sheet, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $52.4 billion as of December 31, 2010. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our consolidated balance sheet was $12.6 billion as of December 31, 2010. In addition, we had exposure of $10.3 billion for other guarantees not recognized in our consolidated balance sheet as of December 31, 2010, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of the current accounting standards on guaranty accounting. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our consolidated balance sheet was $3.9 billion as of December 31, 2010. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

As of December 31, 2009, our maximum potential exposure for guarantees recognized in our consolidated balance sheet was primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $2.5 trillion. The maximum amount we could recover through available credit enhancements and recourse with third parties for these guarantees was $113.4 billion. In addition, we had exposure of $135.7 billion for other guarantees not recognized in our consolidated balance sheet as of December 31, 2009. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our consolidated balance sheet was $13.6 billion as of December 31, 2009.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of December 31, 2010 and 2009.

	As of December 31, 2010(1)			As of December 31, 2009(1)
	30 days	60 days	Seriously	30 days	60 days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of single-family conventional guaranty book of business(3)	2.19%	0.89%	5.37%	2.38%	1.15%	6.68%
Percentage of single-family conventional loans(4)	2.32	0.87	4.48	2.46	1.07	5.38

	As of December 31, 2010(1)		As of December 31, 2009(1)
	Percentage of		Percentage of
	Single-Family		Single-Family
	Conventional	Percentage	Conventional	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business(3)	Delinquent(2)(4)	of Business(3)	Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
Less than 100%	84%	2.62%	86%	3.36%
100.01% to 110%	5	11.60	5	14.79
110.01% to 120%	3	14.74	3	18.55
120.01% to 125%	1	16.86	1	21.39
Greater than 125%	7	24.71	5	31.05
Geographical distribution:
Arizona	2	6.23	3	8.80
California	18	3.89	17	5.73
Florida	7	12.31	7	12.82
Nevada	1	10.66	1	13.00
Select Midwest states(5)	11	4.80	11	5.62
All other states	61	3.46	61	4.11
Product distribution (not mutually
exclusive):(6)
Alt-A	8	13.87	9	15.63
Subprime	*	28.20	*	30.68
Negatively amortizing adjustable rate	*	9.02	1	10.29
Interest only	6	17.85	7	20.17
Investor property	6	4.79	6	5.54
Condo/Coop	9	5.37	9	5.99
Original loan-to-value ratio >90%(7)	10	10.04	9	13.05
FICO credit score <620(7)	4	14.63	4	18.20
Original loan-to-value ratio >90% and FICO credit score <620(7)	1	21.41	1	27.96
Vintages:
2005	9	7.20	10	7.27
2006	8	12.19	11	12.87
2007	12	13.24	15	14.06
2008	9	4.88	13	3.98
All other vintages	62	1.73	51	2.19

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)	Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% and 98% of our total single-family conventional guaranty book of business as of December 31, 2010 and 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Consists of single-family conventional loans that were three months or more past due or in foreclosure as of December 31, 2010 and 2009.

(3)	Calculated based on the aggregate unpaid principal balance of delinquent single-family conventional loans divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as MyCommunityMortgage® and Expanded Approval®.

	As of December 31, 2010(1)(2)		As of December 31, 2009(1)(2)
	30 Days	Seriously	30 Days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.21%	0.71%	0.28%	0.63%

	As of December 31, 2010(1)(2)		As of December 31, 2009(1)(2)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent	Book of Business	Delinquent

Originating loan-to-value ratio:
Greater than 80%	5%	0.59%	5%	0.50%
Less than or equal to 80%	95	0.71	95	0.63
Originating debt service coverage ratio:
Less than or equal to 1.10	9	0.27	10	0.17
Greater than 1.10	91	0.75	90	0.68
Acquisition loan size distribution:
Less than or equal to $750,000	2	1.61	3	1.27
Greater than $750,000 and less than or equal to $3 million	12	1.17	13	1.01
Greater than $3 million and less than or equal to $5 million	9	0.88	9	1.08
Greater than $5 million and less than or equal to $25 million	42	0.88	41	0.60
Greater than $25 million	35	0.24	34	0.34
Maturing dates:
Maturing in 2011	3	0.68	5	0.64
Maturing in 2012	7	0.42	10	1.13
Maturing in 2013	11	0.54	12	0.22
Maturing in 2014	8	0.67	9	0.62
Maturing in 2015	9	0.57

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% our total multifamily guaranty book of business as of both December 31, 2010 and 2009, excluding loans that have been defeased. Defeasance is a pre-payment of a loan through substitution of collateral.

(2)	Calculated based on the aggregate unpaid principal balance of delinquent multifamily loans divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of December 31, 2010 and 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guaranty Obligations

The following table displays changes in our guaranty obligations recognized in “Other liabilities” in our consolidated balance sheets for the years ended December 31, 2010, 2009 and 2008. We derecognized the majority of our guaranty obligations and deferred profit from our consolidated balance sheet upon adoption of the new accounting standards.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Beginning balance, January 1	$13,996	$12,147	$15,393
Adoption of new accounting standards	(13,320)	—	—
Additions to guaranty obligations(1)	225	7,577	7,279
Amortization of guaranty obligations into guaranty fee income	(132)	(5,260)	(9,585)
Impact of consolidation activity(2)	—	(468)	(940)

Ending balance, December 31	$769	$13,996	$12,147

(1)	Represents the fair value of our contractual obligation at issuance of new guarantees.

(2)	Represents the derecognition of guaranty obligations during the period due to consolidations excluding the impact of adopting the new accounting standards.

Deferred profit is a component of guaranty obligations in “Other liabilities” in our consolidated balance sheets and is included in the table above. Deferred profit had a carrying amount of $35 million and $1.6 billion as of December 31, 2010 and 2009, respectively. We recognized deferred profit amortization of $6 million, $830 million and $2.0 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following table displays changes in guaranty assets recognized in “Other assets” in our consolidated balance sheets for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Beginning balance, January 1	$8,356	$7,043	$9,666
Adoption of new accounting standards	(8,014)	—	—
Fair value of expected cash flows at issuance for new guaranteed Fannie Mae MBS issuance	182	4,135	3,938
Net change in fair value of guaranty assets from portfolio securitizations	(1)	511	(136)
Impact of amortization on guaranty contracts	(59)	(2,719)	(2,767)
Other-than-temporary impairments	(7)	(347)	(3,270)
Impact of consolidation of MBS trusts(1)	—	(267)	(388)

Ending balance, December 31	$457	$8,356	$7,043

(1)	Represents the derecognition of guaranty assets during the period due to consolidations excluding the impact of adopting the new accounting standards.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fannie Mae MBS Included in Investments in Securities

For Fannie Mae MBS included in “Investments in securities” in our consolidated balance sheets, we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. We determine the fair value of Fannie Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in our consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.0 billion and $4.8 billion as of December 31, 2010 and 2009, respectively.

Master Servicing

We do not perform the day-to-day servicing of mortgage loans in a Fannie Mae MBS trust. We are compensated, however, for carrying out administrative functions for the trust and overseeing the primary servicer’s performance of the day-to-day servicing of the trust’s mortgage assets. For trusts that are not consolidated by us, this arrangement gives rise to either an MSA or an MSL. However, upon consolidation of the majority of our MBS trusts on January 1, 2010, we eliminated the majority of our MSA and MSL.

The following table displays the carrying value and fair value of our MSA for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Cost basis:
Beginning balance, January 1	$196	$764	$1,171
Adoption of new accounting standards	(195)	—	—
Additions	—	56	302
Amortization	—	(44)	(190)
Other-than-temporary impairments	—	(579)	(491)
Reductions for MBS trusts paid-off and impact of consolidation activity(1)	—	(1)	(28)

Ending balance, December 31	1	196	764
Valuation allowance	1	40	73

Carrying value	$—	$156	$691

Fair value, beginning of period	$179	$855	$1,808

Fair value, end of period	$—	$179	$855

(1)	Excluding impact of adopting the new accounting standards.

The carrying value of our MSL, which approximates its fair value, was $25 million and $481 million as of December 31, 2010 and 2009, respectively.

Prior to January 1, 2010, we recognized servicing income, referred to as “Trust management income,” in our consolidated statements of operations. Upon implementation of the new accounting standards, we report the

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trust management income earned by consolidated trusts as a component of net interest income in our consolidated statements of operations. We recognized no servicing income for non-consolidated trusts in 2010. Trust management income of $40 million and $261 million relating to non-consolidated trusts for the years ended December 31, 2009 and 2008, respectively, has been reclassified as a component of “Fee and other income” in our consolidated statements of operations.

8.	Acquired Property, Net

Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table displays the activity in acquired property and the related valuation allowance for the years ended December 31, 2010, 2009 and 2008.

	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance, January 1, 2008	$3,853	$(251)	$3,602
Additions	10,853	(75)	10,778
Disposals	(6,666)	664	(6,002)
Write-downs, net of recoveries	—	(1,460)	(1,460)

Balance, December 31, 2008	8,040	(1,122)	6,918
Additions	14,165	(79)	14,086
Disposals	(12,489)	1,379	(11,110)
Write-downs, net of recoveries	—	(752)	(752)

Balance, December 31, 2009	9,716	(574)	9,142
Additions	25,982	(783)	25,199
Disposals	(17,644)	1,407	(16,237)
Write-downs, net of recoveries	—	(1,931)	(1,931)

Balance, December 31, 2010	$18,054	$(1,881)	$16,173

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.

We classify as held for use those properties that we do not intend to sell or that are not ready for immediate sale in their current condition and are reflected in “Other assets” in our consolidated balance sheets. The following table displays the activity and carrying amount of acquired properties held for use for the years ended December 31, 2010, 2009 and 2008. The increase in held for use property is primarily from renting properties rather than actively marketing them.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Beginning balance, January 1	$44	$11	$107
Transfers in from held for sale, net and additions	977	45	1
Transfers to held for sale, net	(64)	(11)	(93)
Depreciation and asset write-downs	(68)	(1)	(4)

Ending balance, December 31	$889	$44	$11

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Short-Term Borrowings and Long-Term Debt

Our short-term borrowings and long-term debt increased significantly due to our adoption of the new accounting standards on the transfers of financial assets and the consolidation of VIEs.

Short-Term Borrowings

Our short-term borrowings (borrowings with an original contractual maturity of one year or less) consist of both “Federal funds purchased and securities sold under agreements to repurchase” and “Short-term debt” in our consolidated balance sheets. The following table displays our outstanding short-term borrowings and weighted-average interest rates of these borrowings as of December 31, 2010 and 2009.

	As of December 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$52	2.20%	$—	—%

Fixed-rate short-term debt:
Discount notes	$151,500	0.32%	$199,987	0.27%
Foreign exchange discount notes	384	2.43	300	1.50
Other short-term debt	—	—	100	0.53

Total fixed-rate short-term debt	151,884	0.32	200,387	0.27
Floating-rate short-term debt(2)	—	—	50	0.02

Total short-term debt of Fannie Mae	151,884	0.32	200,437	0.27
Debt of consolidated trusts	5,359	0.23	—	—

Total short-term debt	$157,243	0.32%	$200,437	0.27%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of December 31, 2010 and 2009.

	As of December 31,
	2010			2009
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2011 - 2030	$300,344	3.20%	2010 - 2030	$279,945	4.10%
Medium-term notes	2011 - 2020	199,266	2.13	2010 - 2019	171,207	2.97
Foreign exchange notes and bonds	2017 - 2028	1,177	6.21	2010 - 2028	1,239	5.64
Other long-term debt(2)	2011 - 2040	44,893	5.64	2010 - 2039	62,783	5.80

Total senior fixed		545,680	3.02		515,174	3.94
Senior floating:
Medium-term notes	2011 - 2015	72,039	0.31	2010 - 2014	41,911	0.26
Other long-term debt(2)	2020 - 2037	386	4.92	2020 - 2037	1,041	4.12

Total senior floating		72,425	0.34		42,952	0.34
Subordinated fixed:
Qualifying subordinated(3)	2011 - 2014	7,392	5.47	2011 - 2014	7,391	5.47
Subordinated debentures	2019	2,663	9.91	2019	2,433	9.89

Total subordinated fixed		10,055	6.65		9,824	6.57

Total long-term debt of Fannie Mae(4)		628,160	2.77		567,950	3.71
Debt of consolidated trusts(2)	2011 - 2051	2,411,597	4.59	2010 - 2039	6,167	5.63

Total long-term debt		$3,039,757	4.22%		$574,117	3.73%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Consists of subordinated debt issued with an interest deferral feature.

(4)	Reported amounts include a net discount and other cost basis adjustments of $12.4 billion and $15.6 billion as of December 31, 2010 and 2009, respectively.

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

Debt of Consolidated Trusts

Debt of consolidated trusts represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our consolidated balance sheets and we do not own all of the beneficial interests in the trust.

Characteristics of Debt

As of December 31, 2010 and 2009, the face amount of our debt securities of Fannie Mae was $792.6 billion and $784.0 billion, respectively. As of December 31, 2010 and 2009, we had zero-coupon debt with a face amount of $174.2 billion and $226.5 billion, respectively, which had an effective interest rate of 0.83% and 0.67%, respectively.

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2010 and 2009 included $219.8 billion and $210.2 billion, respectively, of callable debt that could be redeemed in whole or in part at our option any time on or after a specified date.

The following table displays the amount of our long-term debt as of December 31, 2010 by year of maturity for each of the years 2011 through 2015 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

		Assuming Callable Debt
	Long-Term Debt by	Redeemed at Next
	Year of Maturity	Available Call Date
	(Dollars in millions)

2011	$97,245	$297,703
2012	150,913	146,091
2013	122,278	65,677
2014	71,705	45,553
2015	66,741	18,282
Thereafter	119,278	54,854

Total debt of Fannie Mae(1)	628,160	628,160
Debt of consolidated trusts(2)	2,411,597	2,411,597

Total long-term debt(3)	$3,039,757	$3,039,757

(1)	Reported amount includes a net discount and other cost basis adjustments of $12.4 billion.

(2)	Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

The following table displays the amount of our debt of Fannie Mae that was called and repurchased and the associated weighted-average interest rates for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Debt called	$289,770	$166,777	$158,988
Weighted-average interest rate of debt called	3.1%	4.2%	5.3%
Debt repurchased	$1,333	$6,919	$13,214
Weighted-average interest rate of debt repurchased	3.3%	4.3%	4.8%

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of both December 31, 2010 and 2009. We had no borrowings outstanding from these lines of credit as of December 31, 2010.

10.	Derivative Instruments and Hedging Activities

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. When deciding whether to use derivatives, we consider a number of factors, such as cost, efficiency, the effect on our liquidity, results of operations, and our overall interest rate risk management strategy. We choose to use derivatives when we believe they will provide greater relative value or more efficient execution of our strategy than debt securities. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of contracts that fall into four broad categories:

•	Interest rate swap contracts. An interest rate swap is a transaction between two parties in which each party agrees to exchange payments tied to different interest rates or indices for a specified period of time, generally based on a notional amount of principal. The types of interest rate swaps we use include pay-fixed swaps, receive-fixed swaps and basis swaps.

•	Interest rate option contracts. These contracts primarily include pay-fixed swaptions, receive-fixed swaptions, cancelable swaps and interest rate caps. A swaption is an option contract that allows us or a counterparty to enter into a pay-fixed or receive-fixed swap at some point in the future.

•	Foreign currency swaps. These swaps convert debt that we issue in foreign-denominated currencies into U.S. dollars. We enter into foreign currency swaps only to the extent that we issue foreign currency debt.

•	Futures. These are standardized exchange-traded contracts that either obligate a buyer to buy an asset at a predetermined date and price or a seller to sell an asset at a predetermined date and price. The types of futures contracts we enter into include Eurodollar, U.S. Treasury and swaps.

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

We account for our derivatives pursuant to the accounting standards on derivative instruments, and recognize all derivatives as either assets or liabilities in our consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted at the counterparty level and are inclusive of cash collateral posted or received, are recorded in “Other assets” or “Other liabilities” in our consolidated balance sheets. We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our consolidated statements of operations.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments on a gross basis, before the application of master netting agreements, as of December 31, 2010 and 2009.

	As of December 31,
	2010				2009
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$49,085	$1,812	$228,142	$(14,115)	$68,099	$1,422	$314,501	$(17,758)
Receive-fixed	172,174	6,493	52,003	(578)	160,384	8,250	115,033	(2,832)
Basis	435	29	50	—	2,715	61	510	(4)
Foreign currency	1,274	164	286	(51)	727	107	810	(49)
Swaptions:
Pay-fixed	66,200	482	30,950	(1,773)	97,100	2,012	2,200	(1)
Receive-fixed	48,340	4,992	30,275	(673)	75,380	4,043	—	—
Interest rate caps	7,000	24	—	—	7,000	128	—	—
Futures	220	3	25	(1)	—	—	—	—
Other(1)	689	72	—	—	740	84	8	—

Total gross risk management derivatives	345,417	14,071	341,731	(17,191)	412,145	16,107	433,062	(20,644)
Collateral receivable (payable)(2)	—	3,452	—	(604)	—	5,437	—	(1,023)
Accrued interest receivable (payable)	—	1,288	—	(1,805)	—	2,596	—	(2,813)

Total net risk management derivatives	$345,417	$18,811	$341,731	$(19,600)	$412,145	$24,140	$433,062	$(24,480)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,880	$19	$4,435	$(105)	$273	$—	$4,453	$(66)
Forward contracts to purchase mortgage-related securities	19,535	123	27,697	(468)	3,403	7	23,287	(283)
Forward contracts to sell mortgage-related securities	40,761	811	24,562	(169)	83,299	1,141	7,232	(14)

Total mortgage commitment derivatives	$63,176	$953	$56,694	$(742)	$86,975	$1,148	$34,972	$(363)

Derivatives at fair value	$408,593	$19,764	$398,425	$(20,342)	$499,120	$25,288	$468,034	$(24,843)

(1)	Includes swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	Collateral receivable represents cash collateral posted by us for derivatives in a loss position. Collateral payable represents cash collateral posted by counterparties to reduce our exposure for derivatives in a gain position.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from each of the major credit rating agencies. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2010 was $4.4 billion for which we posted collateral of $3.5 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered as of December 31, 2010, we would be required to post an additional $891 million of collateral to our counterparties.

The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(17,573)	$15,012	$(64,764)
Receive-fixed	14,382	(11,737)	44,553
Basis	17	96	(102)
Foreign currency(1)	157	166	(130)
Swaptions:
Pay-fixed	(2,026)	453	(666)
Receive-fixed	3,327	(8,706)	6,153
Interest rate caps	(104)	11	(1)
Futures	2	—	—
Other(2)	11	9	(6)

Total risk management derivatives fair value losses, net	(1,807)	(4,696)	(14,963)
Mortgage commitment derivatives fair value losses, net	(1,193)	(1,654)	(453)

Total derivatives fair value losses, net	$(3,000)	$(6,350)	$(15,416)

(1)	Includes the effect of net contractual interest income of approximately $47 million, $38 million and $9 million for 2010, 2009 and 2008, respectively.

(2)	Includes swap credit enhancements and mortgage insurance contracts.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Volume and Activity of our Derivatives

Risk Management Derivatives

The following table displays, by derivative instrument type, our risk management derivative activity for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31, 2010
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Futures	Other(2)	Total
	(Dollars in millions)

Beginning notional balance	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$—	$748	$845,207
Additions	212,214	250,417	55	636	51,700	51,025	—	598	—	566,645
Terminations(3)	(317,587)	(301,657)	(2,795)	(613)	(53,850)	(47,790)	—	(353)	(59)	(724,704)

Ending notional balance	$277,227	$224,177	$485	$1,560	$97,150	$78,615	$7,000	$245	$689	$687,148

	For the Year Ended December 31, 2009
	Interest Rate Swaps				Interest Rate Swaptions
	Pay-	Receive-		Foreign	Pay-	Receive-	Interest
	Fixed	Fixed	Basis	Currency(1)	Fixed	Fixed	Rate Caps	Futures	Other(2)	Total
	(Dollars in millions)

Beginning notional balance	$546,916	$451,081	$24,560	$1,652	$79,500	$93,560	$500	$—	$827	$1,198,596
Additions	297,379	279,854	2,765	577	32,825	19,175	6,500	—	13	639,088
Terminations(3)	(461,695)	(455,518)	(24,100)	(692)	(13,025)	(37,355)	—	—	(92)	(992,477)

Ending notional balance	$382,600	$275,417	$3,225	$1,537	$99,300	$75,380	$7,000	$—	$748	$845,207

(1)	Exchange rate adjustments to foreign currency swaps existing at both the beginning and the end of the period are included in terminations. Exchange rate adjustments to foreign currency swaps that are added or terminated during the period are reflected in the respective categories.

(2)	Includes swap credit enhancements and mortgage insurance contracts.

(3)	Includes matured, called, exercised, assigned and terminated amounts.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Commitment Derivatives

The following table displays, by commitment type, our mortgage commitment derivative activity for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010		2009
	Purchase	Sale	Purchase	Sale
	Commitments	Commitments	Commitments	Commitments
		(Dollars in millions)

Beginning of period notional balance	$31,416	$90,531	$35,004	$36,232
Mortgage related securities:
Open commitments	660,037	841,997	833,221	1,089,500
Settled commitments	(639,495)	(867,205)	(832,279)	(1,035,201)
Loans:
Open commitments	90,043	—	114,054	—
Settled commitments	(87,454)	—	(118,584)	—

End of period notional balance	$54,547	$65,323	$31,416	$90,531

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

The table below displays our credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of December 31, 2010 and 2009.

	As of December 31, 2010
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$350	$325	$675	$75	$750
Less: Collateral held(4)	273	325	598	—	598

Exposure net of collateral	$77	$—	$77	$75	$152

Additional information:
Notional amount(5)	$208,898	$476,766	$685,664	$1,484	$687,148
Number of counterparties(5)	7	8	15

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2009
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal	Other(2)	Total
	(Dollars in millions)

Credit loss exposure(3)	$658	$583	$1,241	$84	$1,325
Less: Collateral held(4)	580	507	1,087	—	1,087

Exposure net of collateral	$78	$76	$154	$84	$238

Additional information:
Notional amount(5)	$220,791	$623,668	$844,459	$748	$845,207
Number of counterparties(5)	7	9	16

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	Includes defined benefit mortgage insurance contracts and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist. Also includes exchange-traded derivatives, such as futures and interest rate swaps, which are settled daily through a clearinghouse.

(3)	Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(4)	Represents both cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $3.4 billion and $5.4 billion related to our counterparties’ credit exposure to us as of December 31, 2010 and 2009, respectively.

(5)	We had exposure to 3 and 6 interest rate and foreign currency derivative counterparties in a net gain position as of December 31, 2010 and 2009, respectively. Those interest rate and foreign currency derivatives had notional balances of $106.5 billion and $310.0 billion as of December 31, 2010 and 2009, respectively.

Hedging Activities

In 2008, we began to employ fair value hedge accounting for some of our interest rate risk management activities by designating hedging relationships between certain of our interest rate derivatives and mortgage assets. We achieved hedge accounting by designating all or a fixed percentage of a pay-fixed receive variable interest rate swap as a hedge of the changes in the fair value attributable to the changes in LIBOR for a specific mortgage asset. Because we discontinued hedge accounting during 2008, we did not have any derivatives designated as hedges during 2010 or 2009.

For the year ended December 31, 2008, we recorded a $2.2 billion increase in the carrying value of the hedged assets before related amortization due to hedge accounting. This gain on the hedged assets was offset by fair value losses of $2.2 billion, which excluded valuation changes due to the passage of time, on the pay-fixed swaps designated as hedging instruments.

In addition, in 2008 we recorded a loss for the ineffective portion of our hedged assets of $94 million, which excluded a loss of $81 million that was not related to changes in the benchmark interest rate.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Income Taxes

Provision (Benefit) for Income Taxes

We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our provision (benefit) for federal income taxes for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Current income tax expense (benefit)	$(82)	$(999)	$403
Deferred income tax expense(1)	—	14	13,346

Provision (benefit) for federal income taxes	$(82)	$(985)	$13,749

(1)	Amount excludes the income tax effect of items recognized directly in “Fannie Mae stockholders’ equity (deficit)” where we did not establish a valuation allowance.

In January 2011, we received a refund of $1.1 billion from the IRS related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years.

The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2010, 2009 and 2008, respectively.

	For the Year Ended December 31,
	2010	2009	2008

Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest and dividends-received deductions	1.3	0.3	0.5
Equity investments in affordable housing projects	6.3	1.3	2.1
Other	0.1	—	—
Valuation allowance	(42.1)	(35.2)	(68.2)

Effective tax rate	0.6%	1.4%	(30.6)%

Our effective tax rate is the provision (benefit) for federal income taxes, excluding the tax effect of extraordinary items, expressed as a percentage of income or loss before federal income taxes. Our effective tax rates were different from the federal statutory rate of 35% for the years ended December 31, 2010, 2009 and 2008 due primarily to the increase to our valuation allowance for our net deferred tax assets that resulted in the recognition of $5.9 billion, $25.7 billion and $30.8 billion, respectively, in our provision for income taxes. In addition, our effective tax rate for the year ended December 31, 2010, was also impacted by the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 1999 through 2004. Our effective tax rates for the years ended December 31, 2010, 2009 and 2008 were impacted by the benefits of our holdings of tax-exempt investments, investments in housing projects eligible for the low-income housing tax credit and other equity investments that provide tax credits.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets and Liabilities

The following table displays our deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(Dollars in millions)

Deferred tax assets:(1)
Allowance for loan losses and basis in acquired property, net	$27,063	$23,615
Mortgage and mortgage-related assets, including acquired credit-impaired loans	10,825	10,547
Debt and derivative instruments	6,627	8,255
Partnership credits	4,500	3,587
Partnership and other equity investments	2,175	2,411
Unrealized losses on AFS securities	772	927
Net operating loss and alternative minimum tax credit carryforwards	3,341	688
Other, net	1,818	3,661

Total deferred tax assets	57,121	53,691

Deferred tax liabilities:
Other, net	53	45

Total deferred tax liabilities	53	45

Valuation allowance	(56,314)	(52,737)

Net deferred tax assets	$754	$909

(1)	Certain prior year amounts have been reclassified to conform to the current year presentation.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. We recorded an increase in our valuation allowance in 2010 that resulted in the recognition of $5.9 billion in our provision for income taxes. This amount represented the tax effect associated with a portion of our pre-tax loss. The change in our 2010 valuation allowance also includes a $2.4 billion reduction primarily due to our adoption of the new accounting standards for amounts originally recognized in “Accumulated deficit.” Our deferred tax assets, net of a valuation allowance, totaled $754 million and $909 million as of December 31, 2010 and 2009, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of both negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge in our consolidated statements of operations or in “Fannie Mae stockholders’ deficit” if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income or loss based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

We are in a cumulative book taxable loss position and have been for more than a three-year period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions that deteriorated dramatically during 2008 and continued through 2009 and 2010. These conditions caused an increase in our pre-tax loss, due in part to credit losses, and downward revisions to our projections of future results. Because of the volatile economic conditions, our projections of future credit losses are uncertain.

During 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations, and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA. As a result, we recorded a valuation allowance on our net deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through AOCI for certain available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts. There have been no changes to our conclusion as of December 31, 2010.

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

As of December 31, 2010, we had $11.3 billion of net operating loss carryforwards that expire in 2029 and 2030, $1.4 billion of capital loss carryforwards that expire in 2013 through 2015, $4.5 billion of partnership tax credit carryforwards that expire in various years through 2030, and $126 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.

Unrecognized Tax Benefits

We had $864 million, $911 million, and $1.7 billion of unrecognized tax benefits as of December 31, 2010, 2009 and 2008, respectively. Of these amounts, we had $29 million as of December 31, 2009, which was resolved favorably in 2010 and reduced our effective tax rate in 2010. There are no unrecognized tax benefits as of December 31, 2010 that would reduce our effective tax rate in future periods. As of December 31, 2010 and 2009, we had accrued interest payable related to unrecognized tax benefits of $5 million and $41 million, respectively, and did not recognize any tax penalty payable. For the years ended December 31, 2010, 2009 and 2008, we had total interest expense related to unrecognized tax benefits of $2 million, $32 million and $223 million, respectively, and did not have any tax expense related to tax penalties.

During 2010, we and the IRS appeals division reached an agreement for all issues related to the tax years 1999 through 2004, which resulted in a $99 million reduction in our gross balance of unrecognized tax benefits for the tax years 1999 through 2004. Similarly, during 2009, we reached an agreement of $1.2 billion, net of tax credits, with the IRS on the audits of our 2005 and 2006 federal income tax returns. The decrease in our unrecognized tax benefits during the year ended December 31, 2009 is due to our settlement reached with the IRS regarding certain tax positions related to fair market value losses and the settlement of tax years 2005 through 2006. The decrease in our unrecognized tax benefits represents a temporary difference, and therefore does not result in a change to our effective tax rate, except to the extent of the reversal of a portion of the valuation allowance for deferred tax assets resulting from an agreement reached with the IRS for our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrecognized tax benefits for the tax years 1999 through 2004. The IRS is currently examining our federal income tax returns for the tax years 2007 and 2008. We expect to reach a settlement agreement with the IRS for all issues related to the 2007 and 2008 tax years. As a result of this conclusion, it is reasonably possible that a $105 million reduction in our gross balance of unrecognized tax benefits may occur within the next 12 months for the 2007 and 2008 tax years.

The following table displays the changes in our unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008, respectively.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Unrecognized tax benefits as of January 1	$911	$1,745	$124
Gross increases—tax positions in prior years	83	38	49
Gross decreases—tax positions in prior years	(31)	(1)	(6)
Gross increases—tax positions in current year	—	761	—
Settlements	(99)	(1,632)	1,578

Unrecognized tax benefits as of December 31(1)	$864	$911	$1,745

(1)	Amounts exclude tax credits of $804 million, $716 million and $456 million as of December 31, 2010, 2009 and 2008, respectively.

12.	Loss Per Share

The following table displays the computation of basic and diluted loss per share of common stock for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended
	December 31,
	2010	2009	2008
	(Dollars and shares in millions, except per share amounts)

Loss before extraordinary losses	$(14,018)	$(72,022)	$(58,319)
Extraordinary losses, net of tax effect	—	—	(409)

Net loss	(14,018)	(72,022)	(58,728)
Less: Net loss attributable to the noncontrolling interest	4	53	21

Net loss attributable to Fannie Mae	(14,014)	(71,969)	(58,707)
Preferred stock dividends and issuance costs at redemption	(7,704)	(2,474)	(1,069)

Net loss attributable to common stockholders-basic and diluted	$(21,718)	$(74,443)	$(59,776)

Weighted-average common shares outstanding-basic and diluted(1)	5,694	5,680	2,487
Basic and diluted loss per share:
Loss before extraordinary losses	$(3.81)	$(13.11)	$(23.88)
Extraordinary losses, net of tax effect	—	—	(0.16)

Basic and diluted loss per share	$(3.81)	$(13.11)	$(24.04)

(1)	Amounts include 4.6 billion for both the years ended December 31, 2010 and 2009 and 1.4 billion for the year ended December 31, 2008 of weighted-average shares of common stock, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2010, 2009 and 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average options and performance awards to purchase approximately 8 million, 14 million and 22 million shares of common stock were outstanding for the years ended December 31, 2010, 2009 and 2008, respectively, and were excluded from the computation of diluted EPS in the table above as they would have been anti-dilutive.

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

In connection with our stock-based compensation plans for shares or awards issued prior to conservatorship, we recorded compensation expense of $39 million, $52 million and $97 million for 2010, 2009 and 2008, respectively.

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

The Stock Compensation Plan of 2003 (the “2003 Plan”) is the successor to the Stock Compensation Plan of 1993 (the “1993 Plan”). The 2003 Plan enabled us to make stock awards in various forms and combinations, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and stock bonus awards. The aggregate maximum number of shares of common stock available for award to employees and non-management directors under the 2003 Plan is 40 million. Including the effects of share cancellations, we have awarded 10,970,345 shares under this plan since its inception. The shares awarded under the 2003 Plan were authorized and unissued shares, treasury shares or shares purchased on the open market.

Restricted Stock Program

Under the 1993 and 2003 Plans, prior to conservatorship, employees could have received restricted stock awards (“RSAs”) and, under the 2003 Plan, employees may have received restricted stock units (“RSUs”). The type of award employees received under the 2003 Plan generally depended upon years of service and age at the time of grant. Each RSU represented the right to receive a share of common stock at the time of vesting. As a result, RSUs are generally similar to restricted stock, except that RSUs do not confer voting rights on their holders. By contrast, holders of the RSAs do have voting rights. Vesting of the grants is based on continued employment. In general, grants vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Based on the fair value of our common stock on the respective

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant dates, the fair value of restricted stock that vested in 2010, 2009 and 2008 was $51 million, $83 million, and $103 million, respectively. The compensation expense related to restricted stock is based on the grant date fair value of our common stock. We recorded compensation expense for these restricted stock grants of $39 million, $52 million, and $97 million for 2010, 2009 and 2008, respectively.

The following table displays restricted stock activity for 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Number of	Value at	Number of	Value at	Number of	Value at
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
			(Shares in thousands)

Nonvested as of January 1	2,873	$39.53	5,934	$41.19	4,375	$57.67
Granted	—	—	—	—	4,518	31.96
Vested	(1,199)	42.58	(1,858)	44.78	(1,768)	58.25
Forfeited	(164)	37.34	(1,203)	39.61	(1,191)	41.58

Nonvested as of December 31	1,510	$37.34	2,873	$39.53	5,934	$41.19

The following table displays information related to unvested restricted stock as of December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Unrecognized compensation cost	$19	$56	$148
Expected weighted-average life of unvested restricted stock	1.0 years	1.6 years	2.4 years

Nonqualified Stock Options

Under the 2003 Plan and prior to conservatorship, we could have granted stock options. Generally, these options may not be exercised until at least one year subsequent to the grant date, and the options expire ten years from the date of grant. Typically, options vest 25% per year beginning on the first anniversary of the date of grant. The exercise price of each option is equal to the fair market value of our common stock on the date we grant the option.

The following table displays nonqualified stock option activity for 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010			2009			2008
			Weighted-			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average		Weighted-	Average
		Average	Fair		Average	Fair		Average	Fair
		Exercise	Value at		Exercise	Value at		Exercise	Value at
	Options	Price	Grant Date	Options	Price	Grant Date	Options	Price	Grant Date

Beginning balance, January 1	8,759	$72.39	$23.60	12,293	$72.12	$23.62	17,031	$71.90	$23.49
Forfeited and/or expired	(3,960)	69.15	25.26	(3,534)	71.45	23.66	(4,738)	71.19	23.13

Ending balance, December 31(1)	4,799	$75.07	$23.01	8,759	$72.39	$23.60	12,293	$72.12	$23.62

Options exercisable, December 31	4,799	$75.07	$23.01	8,759	$72.39	$23.60	12,291	$72.12	$23.62

(1)	All options outstanding are fully vested.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Employee Retirement Benefits

We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents. Net periodic benefit costs for defined benefit and healthcare plans, which are determined on an actuarial basis, and expenses for our defined contribution plans, are included in “Salaries and employee benefits expense” in our consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, we recognized net periodic benefit costs for our defined benefit and healthcare plans and expenses for our defined contributions plans of $112 million, $131 million, and $95 million, respectively.

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

Our nonqualified defined benefit pension plans consist of an Executive Pension Plan, Supplemental Pension Plan and the Supplemental Pension Plan of 2003, which is a bonus-based plan. These plans cover certain employees and supplement the benefits payable under the qualified pension plan. The Executive Pension Plan was frozen in 2009. Benefits under the Executive Pension Plan are paid through a rabbi trust.

The Supplemental Pension Plan provides retirement benefits to employees who participate in our qualified pension plan and do not receive a benefit from the Executive Pension Plan, and whose salary exceeds the statutory compensation cap applicable to the qualified plan or whose benefit is limited by the statutory benefit cap. Similarly, the Supplemental Pension Plan of 2003 provides additional benefits to our officers based on eligible incentive compensation, if any, received by an officer, but the amount of incentive compensation considered is limited to 50% of the officer’s base salary. We pay benefits for our unfunded defined benefit Supplemental Pension Plans from our cash and cash equivalents.

We also sponsor a contributory postretirement Health Care Plan that covers substantially all regular full-time employees who meet the applicable age and service requirements. We subsidize premium costs for medical coverage for some employees who meet the age and service requirements. Employees hired after 2007 receive access to our retiree medical plan, when eligible, but they do not qualify for the subsidy. We accrue and pay the benefits for our unfunded postretirement Health Care Plan from our cash and cash equivalents.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the years ended December 31, 2010, 2009 and 2008. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Year Ended December 31,
	2010		2009		2008
		Other Post-		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan	Plans	Plan
	(Dollars in millions)

Service cost	$37	$6	$37	$5	$46	$5
Interest cost	66	9	62	9	58	9
Other	(51)	(2)	(22)	(2)	(59)	1

Net periodic benefit cost	$52	$13	$77	$12	$45	$15

Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized over the average remaining service period for active employees for our pension plans and prior to the full eligibility date for the other postretirement Health Care Plan.

The following table displays amounts recorded in AOCI that have not been recognized as a component of net periodic benefit cost for the years ended December 31, 2010 and 2009.

	As of December 31,
	2010		2009
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)

Net actuarial loss	$218	$42	$162	$39
Net prior service cost (credit)	6	(56)	7	(61)
Net transition obligation	—	4	—	5

Pre-tax amount recorded in AOCI	$224	$(10)	$169	$(17)

After-tax amount recorded in AOCI(1)	$224	$(10)	$169	$(17)

(1)	During 2008, we established a valuation allowance for our deferred tax assets, which has resulted in the reversal of the tax benefit amounts recorded in AOCI for our pension and other postretirement plans. Refer to “Note 11, Income Taxes” for additional information.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the changes in the pre-tax amounts recognized in AOCI for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010		2009
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
	(Dollars in millions)

Actuarial (Gain) Loss
Beginning balance, January 1	$162	$39	$276	$32
Current year actuarial (gain) loss	64	4	(92)	8
Actuarial gain due to curtailments	—	—	(1)	—
Amortization	(8)	(1)	(21)	(1)

Ending balance, December 31	$218	$42	$162	$39

Prior Service Cost (Credit)
Beginning balance, January 1	$7	$(61)	$10	$(66)
Prior service credit due to curtailments	—	—	(1)	—
Amortization	(1)	5	(2)	5

Ending balance, December 31	$6	$(56)	$7	$(61)

The following table displays pre-tax amounts in AOCI as of December 31, 2010 that are expected to be recognized as components of net periodic benefit cost in 2011.

	As of December 31, 2010
		Other Post-
	Pension	Retirement
	Plans	Plan
	(Dollars in millions)

Net actuarial loss	$11	$2
Net prior service cost (credit)	1	(5)
Net transition obligation	—	1

Total	$12	$(2)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the status of our pension and other postretirement plans as of December 31, 2010 and 2009.

	As of December 31,
	2010		2009
		Other Post-		Other Post-
	Pension	Retirement	Pension	Retirement
	Plans	Plan	Plans	Plan
		(Dollars in millions)

Change in Benefit Obligation
Benefit obligation at beginning of year	$1,055	$166	$959	$151
Service cost	37	6	37	5
Interest cost	66	9	62	9
Plan participants’ contributions	—	2	—	2
Net actuarial loss	130	4	29	8
Curtailment gain	—	—	(4)	—
Benefits paid	(31)	(7)	(28)	(9)

Benefit obligation at end of year	1,257	180	1,055	166

Change in Plan Assets
Fair value of plan assets at beginning of year	799	—	579	—
Actual return on plan assets	125	—	166	—
Employer contributions	49	6	82	8
Plan participants’ contributions	—	2	—	2
Benefits paid	(31)	(8)	(28)	(10)

Fair value of plan assets at end of year	942	—	799	—

Funded status at end of year	$(315)	$(180)	$(256)	$(166)

Amounts Recognized in our Consolidated Balance Sheets
Accrued benefit cost	$(315)	$(180)	$(256)	$(166)
Accumulated other comprehensive (income) loss	224	(10)	169	(17)

Net amount recognized	$(91)	$(190)	$(87)	$(183)

Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.

The following table displays the amount of the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(Dollars in millions)

Projected benefit obligation	$1,257	$1,055
Accumulated benefit obligation	1,111	926
Fair value of plan assets	942	799

Contributions

Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments or to fulfill annual funding requirements. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2010 since we met the minimum funding requirements as prescribed by ERISA.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, we did make a discretionary contribution to our qualified pension plan of $42 million, $76 million and $80 million during 2010, 2009 and 2008, respectively.

During 2010, we contributed $42 million to our qualified pension plan, $7 million to our nonqualified pension plans and $6 million to our other postretirement benefit plan. During 2011, we anticipate contributing $56 million to our benefit plans, consisting of $41 million to our qualified pension plan, $7 million to our nonqualified pension plans and $8 million to our other postretirement plan.

The fair value of plan assets of our funded qualified pension plan was less than our accumulated benefit obligation by $5 million as of December 31, 2010 and greater than our accumulated benefit obligation by $14 million as of December 31, 2009. There were no plan assets returned to us as of February 24, 2011 and we do not expect any plan assets to be returned to us during the remainder of 2011.

Assumptions

Pension and other postretirement benefit amounts recognized in our consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured as of December 31, 2010, 2009 and 2008. The following table displays the actuarial assumptions for our plans used in determining the net periodic benefit costs and the projected accumulated benefit obligations as of December 31, 2010, 2009 and 2008.

	As of December 31,
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	6.10%	6.15%	6.40%	5.75%	6.15%	6.40%
Average rate of increase in future compensation	4.00	4.00	5.00
Expected long-term weighted-average rate of return on plan assets	7.50	7.50	7.50
Weighted-average assumptions used to determine benefit obligation at year-end:
Discount rate	5.65%	6.10%	6.15%	5.40%	5.75%	6.15%
Average rate of increase in future compensation	4.00	4.00	4.00
Health care cost trend rate assumed for next year:
Pre-65				8.00%	8.00%	8.00%
Post-65				8.00	8.00	8.00
Rate that cost trend rate gradually declines to and remains at:				5.00	5.00	5.00
Year that rate reaches the ultimate trend rate				2018	2018	2015

As of December 31, 2010, the effect of a 1% increase or decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by $1 million.

We review our pension and other postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit cost each year based on assumptions established at the end of the previous calendar year, unless we remeasure as a result of a curtailment. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and other postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2010, the discount rate used to determine our obligation decreased by 45 basis points for pension and 35 basis points for postretirement, reflecting a

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corresponding rate decrease in corporate-fixed income debt instruments during 2010. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. The expected long-term weighted-average rate of return on plan assets for 2010 remained unchanged from the 2009 rate of 7.5%. Changes in assumptions used in determining pension and other postretirement benefit plan expense resulted in an increase in expense of $4 million for the years ended December 31, 2010 and a decrease in expense of $4 million and $15 million in our consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.

Qualified Pension Plan Assets

The following table displays our qualified pension plan assets by asset category at their fair value as of December 31, 2010 and 2009. The fair value of assets in Level 1 have been determined based on quoted prices of identical assets in active markets as of year end, while the fair value of assets in Level 2 have been determined based on the net asset value per share of the investments as of year end. None of the fair values for plan assets were determined by using significant unobservable inputs, or Level 3.

	Fair Value Measurements as of December 31,
	2010			2009
	Quoted			Quoted
	Prices in			Prices in
	Active	Significant		Active	Significant
	Markets for	Other		Markets for	Other
	Identical	Observable		Identical	Observable
	Assets	Inputs		Assets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
			(Dollars in millions)

Cash equivalents	$—	$13	$13	$—	$14	$14
Equity securities:
U.S. large-cap(1)	329	—	329	408	—	408
U.S. mid/small cap(2)	83	—	83	116	—	116
International(3)	—	255	255	—	115	115
Fixed income securities:
Investment grade credit(4)	—	262	262	—	146	146

Total plan assets at fair value	$412	$530	$942	$524	$275	$799

(1)	Consists of a publicly traded equity index fund that tracks the S&P 500.

(2)	Consists of a publicly traded equity index fund that tracks all regularly traded U.S. stocks except those in the S&P 500.

(3)	Consists of an international equity fund that tracks an index that consists of approximately 6,500 and 4,000 securities for 2010 and 2009, respectively, across over 40 countries. Japan has the largest share with 15% in 2010.

(4)	Consists of a bond fund that tracks a broadly diversified investment grade index that consists of approximately 2,700 issuances of investment grade bonds from diverse industries. International markets represent 19% of the fund.

Our investment strategy is to diversify our plan assets in order to reduce our concentration risk, reflect the plan’s profile over time, and maintain an asset allocation that allows us to meet current and future benefit obligations. The assets of the qualified pension plan consist primarily of exchange-listed stocks, held in broadly diversified index funds. We also invest in a broadly diversified indexed fixed income account. In addition, the plan holds liquid short-term investments that provide for monthly pension payments, plan

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses and, from time to time, may represent uninvested contributions or reallocation of plan assets. The target allocations for plan assets are from 70% to 80% for equity securities, 25% to 30% for fixed income securities and 0% to 5% for all other types of investments. The plan fiduciary periodically assesses our asset allocation to assure it is consistent with our plan objective.

Expected Benefit Payments

The following table displays the benefits we expect to pay in each of the next five years and in the aggregate for the subsequent five years for our pension plans and other postretirement plan and are based on the same assumptions used to measure our benefit obligation as of December 31, 2010.

	Expected Retirement Plan Benefit Payments
		Other Postretirement Benefits
	Pension	Before Medicare	Medicare
	Benefits	Part D Subsidy	Part D Subsidy
	(Dollars in millions)

2011	$33	$9	$1
2012	36	9	1
2013	40	10	1
2014	44	11	1
2015	49	12	1
2016—2020	348	73	8

Defined Contribution Plans

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options.

We match employee contributions in cash up to 6% of eligible compensation (base salary, overtime pay and eligible incentive compensation) for employees who are not active in our defined benefit pension plan and up to 3% of eligible compensation (base salary only) for employees who are active in our defined benefit pension plan. Matching contributions for employees who are not active in our defined benefit pension plan are 100% vested and matching contributions for employees who are active in our defined benefit pension plan are fully vested after five years of service.

All employees, with the exception of those who participated in the Executive Pension Plan, receive a 2% contribution regardless of employee contributions to this plan. Participants are fully vested in this 2% contribution after three years of service.

For the years ended December 31, 2010, 2009 and 2008, the maximum employee contribution as established by the IRS was $16,500, $16,500 and $15,500, respectively, with additional “catch- up” contributions permitted for participants aged 50 and older of $5,500, $5,500 and $5,000, respectively.

There was no option to invest directly in our common stock for the years ended December 31, 2010, 2009 and 2008. We recorded expense for this plan of $47 million, $42 million and $35 million for the years ended December 31, 2010, 2009 and 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Retirement Savings Plan

The Supplemental Retirement Savings Plan is an unfunded, nonqualified defined contribution plan. This plan supplements our Retirement Savings Plan to provide benefits to employees who are not grandfathered under our defined benefit pension plan and whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans.

We credit to the plan 8% of a participant’s eligible compensation that exceeds the IRS annual limit. Eligible compensation consists of base salary plus eligible incentive compensation earned, if any, up to a combined maximum of two times base salary. The 8% credit consists of (1) a 6% credit that vests immediately, and (2) a 2% credit that vests after three years of service.

For the years ended December 31, 2010, 2009 and 2008, we recognized expense related to this plan of less than $1 million in each year.

Employee Stock Ownership Plan

During 2010, our Employee Stock Ownership Plan (“ESOP”) was terminated and amended to provide that all distributions are to be made in cash. In addition, all Fannie Mae Common Stock in the ESOP was sold as part of the plan termination. The assets of the ESOP will be distributed to participants following receipt of an IRS determination letter regarding the tax qualification status of the ESOP.

15.	Segment Reporting

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

Segment Reporting for 2010

Our prospective adoption of the new accounting standards had a significant impact on the presentation and comparability of our consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. We continue to manage Fannie Mae based on the same three business segments. However, effective in 2010, we changed the presentation of segment financial information that is currently evaluated by management.

Under the current segment reporting, the sum of the results for our three business segments does not equal our consolidated statements of operations, as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our consolidated statements of operations.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The section below provides a discussion of the three business segments and how each segment’s financial information reconciles to our consolidated financial statements for those line items that were impacted significantly as a result of changes to our segment presentation.

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

Our current segment reporting presentation differs from our consolidated balance sheets and statements of operations in order to reflect the activities and results of the Single-Family segment. The significant differences from the consolidated statements of operations are as follows:

•	Guaranty fee income—Guaranty fee income reflects (1) the cash guaranty fees paid by MBS trusts to Single-Family, (2) the amortization of deferred cash fees (both the previously recorded deferred cash fees that were eliminated from our consolidated balance sheets at transition and deferred guaranty fees received subsequent to transition that are currently recognized in our consolidated financial statements through interest income), such as buy-ups, buy-downs, and risk-based pricing adjustments, and (3) the guaranty fees from the Capital Markets group on single-family loans in our mortgage portfolio. To reconcile to our consolidated statements of operations, we eliminate guaranty fees and the amortization of deferred cash fees related to consolidated trusts as they are now reflected as a component of interest income. However, such accounting continues to be reflected for the segment reporting presentation.

•	Net interest income (expense)—Net interest expense within the Single-Family segment reflects interest expense to reimburse Capital Markets and consolidated trusts for contractual interest not received on mortgage loans, when interest income is no longer recognized in accordance with our nonaccrual accounting policy in our consolidated statements of operations. Net interest income (expense), also includes an allocated cost of capital charge among the three segments that is not included in net interest income in the consolidated statement of operations.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our current segment reporting presentation differs from our consolidated balance sheets and statements of operations in order to reflect the activities and results of the Multifamily segment. The significant differences from the consolidated statements of operations are as follows:

•	Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to Multifamily and the guaranty fees from the Capital Markets group on multifamily loans in Fannie Mae’s portfolio. To reconcile to our consolidated statements of operations, we eliminate guaranty fees related to consolidated trusts.

•	Income (losses) from partnership investments—Income (losses) from partnership investments primarily reflect losses on investments in affordable rental and for-sale housing partnerships measured under the equity method of accounting. To reconcile to our consolidated statements of operations, we adjust the losses to reflect the consolidation of certain partnership investments.

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

Our current segment reporting presentation differs from our consolidated balance sheets and statements of operations in order to reflect the activities and results of the Capital Markets group. The significant differences from the consolidated statements of operations are as follows:

•	Net interest income—Net interest income reflects the interest income on mortgage loans and securities owned by Fannie Mae and interest expense on funding debt issued by Fannie Mae, including accretion and amortization of any cost basis adjustments. To reconcile to our consolidated statements of operations, we adjust for the impact of consolidated trusts and intercompany eliminations as follows:

•	Interest income: Interest income consists of interest on the segment’s interest-earning assets, which differs from interest-earning assets in our consolidated balance sheets. We exclude loans and securities that underlie the consolidated trusts from our Capital Markets group balance sheets. The net interest income reported by the Capital Markets group excludes the interest income earned on assets held by consolidated trusts. As a result, we report interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our portfolio, when interest income is no longer recognized in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income for reimbursement from Single-Family and Multifamily for the contractual interest due under the terms of our intracompany guaranty arrangement.

•	Interest expense: Interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group income statement is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. Net interest expense also includes an allocated cost of capital charge among the three business segments that is not included in net interest income in our consolidated statements of operations.

•	Investment gains or losses, net—Investment gains or losses, net reflects the gains and losses on securitizations and sales of available-for-sale securities from our portfolio. To reconcile to our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statements of operations, we eliminate gains and losses on securities that have been consolidated to loans.

•	Fair value gains or losses, net—Fair value gains or losses, net for the Capital Markets group includes derivative gains and losses, foreign exchange gains and losses, and the fair value gains and losses on certain debt securities in our portfolio. To reconcile to our consolidated statements of operations, we eliminate fair value gains or losses on Fannie Mae MBS that have been consolidated to loans.

•	Other expenses, net—Debt extinguishment gains or losses recorded on the segment statements of operations relate exclusively to our funding debt, which is reported as “Debt of Fannie Mae” on our consolidated balance sheets. To reconcile to our consolidated statements of operations, we include debt extinguishment gains or losses related to consolidated trusts to arrive at our total recognized debt extinguishment gains or losses.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our segment results under our current segment reporting presentation for the year ended December 31, 2010.

	For the Year Ended December 31, 2010
	Business Segments			Other Activity/Reconciling Items
	Single-		Capital	Consolidated	Eliminations/	Total
	Family	Multifamily	Markets	Trusts(1)	Adjustments(2)	Results
	(Dollars in millions)

Net interest income (expense)(3)	$(5,386)	$3	$14,321	$5,073	$2,398	$16,409
Provision for loan losses	(24,503)	(199)	—	—	—	(24,702)

Net interest income (expense) after provision for loan losses	(29,889)	(196)	14,321	5,073	2,398	(8,293)
Guaranty fee income (expense)(4)	7,206	791	(1,440)	(4,525)	(1,830)	202
Investment gains (losses), net	9	6	4,047	(418)	(3,298)	346
Net other-than-temporary impairments	—	—	(720)	(2)	—	(722)
Fair value gains (losses), net	—	—	239	(155)	(595)	(511)
Debt extinguishment losses, net	—	—	(459)	(109)	—	(568)
Losses from partnership investments	—	(70)	—	—	(4)	(74)
Fee and other income (expense)(5)	306	146	519	(88)	(1)	882
Administrative expenses	(1,628)	(384)	(585)	—	—	(2,597)
Benefit (provision) for guaranty losses	(237)	43	—	—	—	(194)
Foreclosed property expense	(1,680)	(38)	—	—	—	(1,718)
Other income (expenses)	(836)	(68)	125	—	(74)	(853)

Income (loss) before federal income taxes	(26,749)	230	16,047	(224)	(3,404)	(14,100)
Benefit (provision) for federal income taxes	69	(14)	27	—	—	82

Net income (loss)	(26,680)	216	16,074	(224)	(3,404)	(14,018)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	4	4

Net income (loss) attributable to Fannie Mae	$(26,680)	$216	$16,074	$(224)	$(3,400)	$(14,014)

(1)	Column represents activity of consolidated trusts and it also includes the issuances and extinguishment of debt due to sales and purchases of our MBS.

(2)	Column represents adjustments during the period used to reconcile segment results to consolidated results which include the elimination of intersegment transactions occurring between the three operating segments and our consolidated trusts.

(3)	Includes cost of capital charge among our three business segments.

(4)	The charge to Capital Markets represents an intracompany guaranty fee expense allocated to Capital Markets from Single-Family and Multifamily for absorbing the credit risk on mortgage loans held in our portfolio.

(5)	Fee and other income for Single-Family and Multifamily segments include trust management income.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display our segment results under our previous segment reporting presentation for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31, 2009
	Single-		Capital
	Family	Multifamily	Markets	Total
		(Dollars in millions)

Net interest income (expense)(1)	$428	$(193)	$14,275	$14,510
Guaranty fee income (expense)(2)	8,002	675	(1,466)	7,211
Investment gains (losses), net	(2)	—	1,460	1,458
Net other-than-temporary impairments	—	—	(9,861)	(9,861)
Fair value losses, net	—	—	(2,811)	(2,811)
Debt extinguishment losses, net	—	—	(325)	(325)
Losses from partnership investments	—	(6,735)	—	(6,735)
Fee and other income(3)	354	100	319	773
Administrative expenses	(1,419)	(363)	(425)	(2,207)
Provision for credit losses	(70,463)	(2,163)	—	(72,626)
Foreclosed property expense	(857)	(53)	—	(910)
Other expenses	(1,216)	(38)	(230)	(1,484)

Income (loss) before federal income taxes	(65,173)	(8,770)	936	(73,007)
Benefit (provision) for federal income taxes	1,375	(311)	(79)	985

Net income (loss)	(63,798)	(9,081)	857	(72,022)
Less: Net loss attributable to noncontrolling interest	—	53	—	53

Net income (loss) attributable to Fannie Mae	$(63,798)	$(9,028)	$857	$(71,969)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and Multifamily for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2008
	Single-		Capital
	Family	Multifamily	Markets	Total
		(Dollars in millions)

Net interest income (expense) (1)	$461	$(343)	$8,664	$8,782
Guaranty fee income (expense)(2)	8,390	633	(1,402)	7,621
Investment losses, net	(72)	—	(174)	(246)
Net other-than-temporary impairments	—	—	(6,974)	(6,974)
Fair value losses, net	—	—	(20,129)	(20,129)
Debt extinguishment losses, net	—	—	(222)	(222)
Losses from partnership investments	—	(1,554)	—	(1,554)
Fee and other income (3)	583	186	264	1,033
Administrative expenses	(1,127)	(404)	(448)	(1,979)
Provision for credit losses	(27,881)	(70)	—	(27,951)
Foreclosed property expense	(1,844)	(14)	—	(1,858)
Other expenses	(823)	(133)	(137)	(1,093)

Loss before federal income taxes and extraordinary losses	(22,313)	(1,699)	(20,558)	(44,570)
Provision for federal income taxes	(4,788)	(511)	(8,450)	(13,749)

Loss before extraordinary losses	(27,101)	(2,210)	(29,008)	(58,319)
Extraordinary losses, net of tax effect	—	—	(409)	(409)

Net loss	(27,101)	(2,210)	(29,417)	(58,728)
Less: Net loss attributable to the noncontrolling interest	—	21	—	21

Net loss attributable to Fannie Mae	$(27,101)	$(2,189)	$(29,417)	$(58,707)

(1)	Includes cost of capital charge.

(2)	The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and Multifamily for absorbing the credit risk on mortgage loans held in our portfolio.

(3)	Certain prior period amounts have been reclassified to conform to the current period presentation.

The following table displays total assets by segment as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(Dollars in millions)

Single-Family(1)	$14,843	$19,991
Multifamily(1)	4,881	5,698
Capital Markets	873,052	843,452
Consolidated trusts	2,673,937	—
Eliminations/adjustments(1)	(344,741)	—

Total assets	$3,221,972	$869,141

(1)	Beginning in 2010, the allowance for loan losses, allowance for accrued interest receivable and fair value losses previously recognized on acquired credit impaired loans are not treated as assets for Single-Family and Multifamily segment reporting purposes because these allowances and losses relate to loan assets that are held by the Capital Markets segment and consolidated trusts.

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no assets in geographic locations other than the United States and its territories.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Equity (Deficit)

Common Stock

Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.1 billion as of both December 31, 2010 and 2009. In 2008, we received gross proceeds of $2.6 billion from the issuance of 94 million new shares of no par value common stock with a stated value of $0.5250 per share.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The following table displays our senior preferred stock and preferred stock outstanding as of December 31, 2010 and 2009.

							Annual
		Issued and Outstanding as of					Dividend
		December 31,				Stated	Rate as of
		2010		2009		Value	December 31,		Redeemable on
Title	Issue Date	Shares	Amount	Shares	Amount	per share	2010		or After
	(Dollars and shares in millions, except per share amounts)

Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$88,600	1	$60,900	$88,600 (1)	10.000	%(2)	(3)

Total		1	$88,600	1	$60,900

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50	5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50	5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50	0.890	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50	0.270	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50	5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50	5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50	5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50	4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50	5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50	7.000	(7)	December 31, 2007
Convertible
Series 2004-1(8)	December 30, 2004	—	2,492	—	2,492	100,000	5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25	4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25	6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25	7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25	7.750	(11)	December 31, 2010	(12)
Mandatory
Convertible
Series 2008-1	May 14, 2008	21	1,074	24	1,218	50	8.750		N/A
Series T(13)	May 19, 2008	89	2,225	89	2,225	25	8.250		May 20, 2013

Total		577	$20,204	580	$20,348

(1)	Initial Stated Value per share was $1,000. Based on our draws of funds under the Senior Preferred Stock Variable Liquidation Preference agreement with Treasury, the Stated Value per share on December 31, 2010 was $88,600.

(2)	Rate effective September 9, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

(3)	Any liquidation preference of our senior preferred stock in excess of $1.0 billion may be repaid through an issuance of common or preferred stock. The initial $1.0 billion investment may be repaid only in conjunction with termination of the senior preferred stock purchase agreement. The provisions for termination under the senior preferred stock purchase agreement are very restrictive and cannot occur while we are in conservatorship.

(4)	Rate effective March 31, 2010. Variable dividend rate resets every two years at a per annum rate equal to the two-year Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of December 31, 2010, the annual dividend rate was 0.89%.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)	Rate effective September 30, 2010. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year. As of December 31, 2010, the annual dividend rate was 0.27%.

(7)	Rate effective December 31, 2010. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% and 10-year CMT rate plus 2.375%. As of December 31, 2010, the annual dividend rate was 7.00%.

(8)	Issued and outstanding shares were 24,922 both as of December 31, 2010 and 2009, respectively.

(9)	Rate effective December 31, 2010. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% and 3-Month LIBOR plus 0.75%. As of December 31, 2010, the annual dividend rate was 4.50%.

(10)	On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)	Rate effective December 31, 2010. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% and 3-Month LIBOR plus 4.23%. As of December 31, 2010, the annual dividend rate was 7.75%.

(12)	Represents initial call date. Redeemable every five years thereafter.

(13)	On May 19, 2008, we issued 80 million shares of preferred stock in the amount of $2.0 billion. Subsequent to the initial issuance, we issued an additional 8 million shares in the amount of $200 million on May 22, 2008 and one million shares in the amount of $25 million on June 4, 2008 under the same terms as the initial issuance.

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

Each series of our preferred stock has no par value, is non-participating, is non-voting and has a liquidation preference equal to the stated value per share. None of our preferred stock is convertible into or exchangeable for any of our other stock or obligations, with the exception of the Convertible Series 2004-1 and Non-cumulative Mandatory Convertible Series 2008-1.

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

Holders of preferred stock (other than the senior preferred stock are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. For the year ended December 31, 2008, dividends declared on preferred stock (excluding the senior preferred stock) were $1.0 billion. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the year ended December 31, 2010 or 2009.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our preferred stock is traded in the over-the-counter market.

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

Conversions of Preferred Stock to Common Stock

For the year ended December 31, 2010, 2,867,318 shares of Mandatory Convertible Series 2008-1 were converted to 4,417,947 shares of common stock. For the year ended December 31, 2009, 17,335,866 shares of Mandatory Convertible Series 2008-1 were converted to 26,711,068 shares of common stock. Also 78 shares of Mandatory Convertible Series 2004-1 were converted to 82,705 shares of common stock. For the year ended December 31, 2008, 10,053,599 shares of Mandatory Convertible Series 2008-1 were converted to 15,490,568 shares of common stock.

Senior Preferred Stock and Common Stock Warrant

On September 8, 2008, we issued one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (“senior preferred stock”), with an aggregate stated value and initial liquidation preference of $1.0 billion. On September 7, 2008, we issued a warrant to purchase common stock to Treasury. The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The senior preferred stock and the warrant were issued in consideration for the initial commitment from Treasury to provide up to $100.0 billion in cash to us under the terms set forth in the senior preferred stock purchase

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement prior to subsequent amendments. We did not receive any cash proceeds as a result of issuing these shares or the warrant. We have assigned a value of $4.5 billion to Treasury’s commitment, which has been recorded as a reduction to additional paid-in-capital and was partially offset by the aggregate fair value of the warrant. There was no impact to the total balance of stockholders’ equity (deficit) as a result of the issuance as reported in our consolidated statement of changes in stockholders’ equity (deficit).

Variable Liquidation Preference Senior Preferred Stock, Series 2008-2

Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends are not paid in cash for any dividend period, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts paid by Treasury to us pursuant to Treasury’s funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that is not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As of February 24, 2011, we have received a total of $87.6 billion under Treasury’s funding commitment and the Acting Director of FHFA has submitted a request for an additional $2.6 billion from Treasury to eliminate our net worth deficit as of December 31, 2010.

Holders of the senior preferred stock are entitled to receive when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at an annual rate of 10% per year based on the then-current liquidation preference of the senior preferred stock. As conservator and under our Charter, FHFA also has authority to declare dividends on the senior preferred stock. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends declared and paid on our senior preferred stock were $7.7 billion, $2.5 billion and $31 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

part. If we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be considered redeemed as of the payment date.

Common Stock Warrant

The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. We recorded the aggregate fair value of the warrant of $3.5 billion as a component of additional paid-in-capital upon issuance of the warrant. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheet. As of February 24, 2011, Treasury had not exercised the warrant.

Senior Preferred Stock Purchase Agreement with Treasury

Commitment Fee

We were scheduled to begin paying Treasury a quarterly commitment fee beginning on March 31, 2011. On December 29, 2010, FHFA was notified by Treasury that Treasury was waiving the commitment fee for the first quarter of 2011 due to adverse conditions in the U.S. mortgage market and because Treasury believed that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury further noted that it would reevaluate matters in the next calendar quarter. We may elect to pay the periodic commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Covenants

The senior preferred stock purchase agreement, as amended, provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Fannie Mae equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Fannie Mae equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Fannie Mae equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with a liquidation of Fannie Mae by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage assets beginning in 2010;

•	Incur indebtedness that would result in our aggregate indebtedness exceeding $1,080 billion through December 31, 2010. Beginning in 2011 and each year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to hold on December 31 of the immediately preceding calendar year;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the senior preferred stock purchase agreement, the senior preferred stock or the warrant, (b) upon arm’s-length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the senior preferred stock purchase agreement.

The agreement also provides that we may not own mortgage assets in excess of $810 billion as of December 31, 2010. We are also required to reduce our mortgage assets, beginning on December 31, 2010 and each year thereafter, to 90% of the amount of the mortgage assets we were allowed to hold as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.

Under the agreement, the effect of changes in generally accepted accounting principles that occurred subsequent to the date of the agreement and that require us to recognize additional mortgage assets on our consolidated balance sheets were not considered for purposes of evaluating our compliance with the limitation on the amount of mortgage assets we may own. In addition, the definition of indebtedness in the agreement was revised to clarify that it also does not give effect to any change that may be made in respect of the FASB guidance on accounting for transfers of financial assets or any similar accounting standard.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements with our named executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2010, we were in compliance with the senior preferred stock purchase agreement covenants.

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

In 2008, FHFA announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We submit capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of December 31, 2010 and 2009, we had a minimum capital deficiency of $123.2 billion and $107.6 billion, respectively. Our minimum capital deficiency as of December 31, 2010 was determined based on guidance from FHFA, in which FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, notwithstanding our transition date adoption of the new accounting standards, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the new accounting standards. Additionally, our minimum capital deficiency excludes the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.

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

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of December 31, 2010 and 2009, we had a net worth deficit of $2.5 billion and $15.3 billion, respectively.

The following table displays our regulatory capital classification measures as of December 31, 2010 and 2009.

	As of December 31,
	2010 (1)	2009 (1)
	(Dollars in millions)

Core capital(2)	$(89,516)	$(74,540)
Statutory minimum capital requirement(3)	33,676	33,057

Deficit of core capital over statutory minimum capital requirement	$(123,192)	$(107,597)

Deficit of core capital percentage over statutory minimum capital requirement	(366)%	(325)%

(1)	Amounts as of December 31, 2010 and 2009 represent estimates that have been submitted to FHFA. As noted above, FHFA is not issuing capital classifications during conservatorship.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

Our critical capital requirement is generally equal to the sum of: (1) 1.25% of on-balance sheet assets; (2) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (3) 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances.

Restrictions on Capital Distributions and Dividends

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.

Restrictions Relating to Subordinated Debt.  During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: our core capital is below 125% of our critical capital requirement; or our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. As of December 31, 2010 and 2009, our core capital was below 125% of our critical capital requirement; however, we have been directed by FHFA to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

Prior to conservatorship, we were subject to certain regulatory capital requirements, including minimum capital requirements, under the terms of various agreements and consent orders with OFHEO. We were in compliance with these regulatory capital requirements until they were suspended October 9, 2008 following our entry into conservatorship.

18.	Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, including those conditions arising through February 24, 2011, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain non-traditional features), mortgage insurers, mortgage servicers, financial guarantors, lenders with risk sharing, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.

Single-Family Loan Borrowers

Regional economic conditions may affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our Single-Family business has been consistently diversified over both years ended December 31, 2010 and 2009, with our largest exposures in the Western region of the United States, which represented 27% of our single-family conventional guaranty book of business as of December 31, 2010. Except for California, where 18% and 17% of the gross unpaid principal balance of our conventional single-family mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2010 and 2009, respectively, were located, no other significant concentrations existed in any state.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multifamily Loan Borrowers

Numerous factors affect a multifamily borrower’s ability to repay his or her loan and the value of the property underlying the loan. The most significant factors affecting credit risk are rental vacancy rates and capitalization rates for the mortgaged property. Vacancy rates vary among geographic regions of the United States. The average mortgage amounts for multifamily loans are significantly larger than those for single-family borrowers and, therefore, individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total loan portfolio. Our multifamily geographic concentrations have been consistently diversified over both years ended December 31, 2010 and 2009, with our largest exposure in the Western region of the United States, which represented 34% of our multifamily guaranty book of business. Except for California and New York, no other significant concentrations existed in any states as of December 31, 2010 and 2009. As of December 31, 2010, 27% and 13% of the gross unpaid principal balance of our portfolio of multifamily mortgage loans held by us or securitized in Fannie Mae MBS was located in California and New York, respectively. As of December 31, 2009, 27% and 14% of the gross unpaid principal balance of our portfolio of multifamily mortgage loans held by us or securitized in Fannie Mae MBS was located in California and New York, respectively.

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

The following table displays the regional geographic concentration of single-family and multifamily loans in our mortgage portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2010 and 2009.

	Geographic Concentration(1)
	Percentage of Conventional		Percentage of
	Single-Family Guaranty		Multifamily Guaranty
	Book of Business(2)		Book of Business(3)
	As of December 31,		As of December 31,
	2010	2009	2010	2009

Midwest	15%	16%	8%	9%
Northeast	19	19	22	23
Southeast	24	24	20	19
Southwest	15	15	16	15
West	27	26	34	34

Total	100%	100%	100%	100%

(1)	Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA, WV; Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West include AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)	Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% and 98% of our total single-family conventional guaranty book of business as of December 31, 2010 and 2009, respectively.

(3)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% and 98% of our total multifamily guaranty book of business as of December 31, 2010 and 2009, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-traditional Loans; Alt-A and Subprime Loans and Securities

We own and guarantee loans with non-traditional features, such as interest-only loans and negative-amortizing loans. We also own and guarantee Alt-A and subprime mortgage loans and mortgage-related securities. An Alt-A mortgage loan generally refers to a mortgage loan that has been underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued. A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans were originated by one of these specialty lenders or a subprime division of a large lender. We exclude loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued. We reduce our risk associated with some of these loans through credit enhancements, as described below under “Mortgage Insurers.”

The following table displays the percentage of our conventional single-family guaranty book of business that consists of interest-only loans, negative-amortizing ARMs and loans with an estimated mark-to-market LTV ratios greater than 80% as of December 31, 2010 and 2009.

	Percentage of
	Single-Family
	Conventional Guaranty
	Book of Business
	As of December 31,
	2010	2009

Interest-only loans	6%	7%
Negative-amortizing ARMs	*	1
80%+ mark-to-market LTV loans	40	37

*	Represents less than 0.5% of our single-family conventional guaranty book of business

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays information regarding our Alt-A and subprime mortgage loans and mortgage-related securities in our single-family mortgage credit book of business as of December 31, 2010 and 2009.

	As of December 31,
	2010		2009
	Unpaid	Percent of	Unpaid	Percent of
	Principal	Book of	Principal	Book of
	Balance	Business(1)	Balance	Business(1)
	(Dollars in millions)

Loans and Fannie Mae MBS:
Alt-A(2)	$213,597	7%	$251,111	8%
Subprime(3)	15,266	**	16,268	**

Total	$228,863	8%	$267,379	9%

Private-label securities:
Alt-A(4)	$22,283	**	$24,505	**
Subprime(5)	18,410	**	20,527	**

Total	$40,693	1%	$45,032	2%

**	Represent less than 1.0% of single-family mortgage credit book of business.

(1)	Calculated based on total unpaid principal balance of our single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Other Concentrations

Mortgage Seller/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 77% of our single-family guaranty book of business as of December 31, 2010, compared to 80% as of December 31, 2009. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 70% of our multifamily guaranty book of business as of December 31, 2010, compared with 75% as of December 31, 2009.

If one of our principal mortgage seller/servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $95.9 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2010, which represented approximately 3% of our single-family guaranty book of business. Our primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business represented $91.2 billion and $4.7 billion, respectively, as of December 31, 2010, compared with $99.6 billion and $6.9 billion, respectively, as of December 31, 2009. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of both December 31, 2010 and 2009.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and financial condition of many mortgage insurers. The current

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2010, our allowance for loan losses of $61.6 billion, allowance for accrued interest receivable of $3.4 billion and reserve for guaranty losses of $323 million incorporated an estimated recovery amount of approximately $16.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are measured collectively for impairment. This amount is comprised of the contractual recovery of approximately $17.5 billion as of December 31, 2010 and an adjustment of $1.2 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

We had outstanding receivables of $4.4 billion in “Other assets” in our consolidated balance sheet as of December 31, 2010 and $2.5 billion as of December 31, 2009 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $648 million as of December 31, 2010 and $301 million as of December 31, 2009 was due from our mortgage seller/servicers. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $317 million as of December 31, 2010 and $51 million as of December 31, 2009 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2010 and 2009. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $6.4 billion for the year ended December 31, 2010 and $3.6 billion for the year ended December 31, 2009. We negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $796 million and $668 million for the years ended December 31, 2010 and 2009, respectively, are included in our total insurance proceeds amount. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce future exposure to our mortgage insurers and were recorded as a reduction to our “Foreclosed property expense.”

Financial Guarantors.  We were the beneficiary of financial guarantees totaling $8.8 billion and $9.6 billion as of December 31, 2010 and 2009, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. In addition, we are the beneficiary of financial guarantees totaling $25.7 billion and $51.3 billion as of December 31, 2010 and 2009, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure the collectibility of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth. We model our securities assuming the benefit of those external financial guarantees that are deemed creditworthy.

Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $15.6 billion as of December 31, 2010 and $18.3 billion as of December 31, 2009. As of December 31, 2010, 56% of our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2009, 53% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $30.3 billion as of December 31, 2010 and $28.7 billion as of December 31, 2009. As of December 31, 2010, 41% of our maximum potential loss recovery on multifamily loans was from three lenders. As of December 31, 2009, 51% of our maximum potential loss recovery on multifamily loans was from three lenders.

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

We have entered into guarantees for which we have not recognized a guaranty obligation in our consolidated balance sheets relating to periods prior to 2003, the effective date of accounting pronouncements related to guaranty accounting. Our maximum potential exposure under these guarantees is $10.3 billion as of December 31, 2010 and $135.7 billion as of December 31, 2009. If we were required to make payments under these guarantees, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provide a maximum coverage of $3.9 billion as of December 31, 2010 and $13.6 billion as of December 31, 2009.

The following table displays the contractual amount of off-balance sheet financial instruments as of December 31, 2010 and 2009. Contractual or notional amounts do not necessarily represent the credit risk of the positions.

	As of December 31,
	2010	2009
	(Dollars in millions)

Fannie Mae MBS and other guarantees(1)	$10,299	$135,697
Loan purchase commitments	311	486

(1)	Represents maximum exposure on guarantees not reflected in our consolidated balance sheets.

19.	Fair Value

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis.

Fair Value Measurement

Fair value measurement guidance defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. This guidance applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. The guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements of assets and liabilities based on limited observable inputs or observable inputs for similar assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs. Effective March 31, 2010, we prospectively adopted a new accounting standard that requires enhanced fair value measurement disclosures.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of December 31, 2010 and 2009. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $39.0 billion, or 1% of “Total assets,” and $47.7 billion, or 5% of “Total assets,” in our consolidated balance sheets as of December 31, 2010 and 2009, respectively.

	Fair Value Measurements as of December 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash equivalents	$4,049	$2,300	$—	$—	$6,349
Trading securities:
Mortgage-related securities:
Fannie Mae	—	5,196	2,202	—	7,398
Freddie Mac	—	1,326	—	—	1,326
Ginnie Mae	—	590	—	—	590
Alt-A private-label securities	—	1,663	20	—	1,683
Subprime private-label securities	—	—	1,581	—	1,581
CMBS	—	10,764	—	—	10,764
Mortgage revenue bonds	—	—	609	—	609
Other	—	—	152	—	152
Non-mortgage-related securities:
U.S. Treasury securities	27,432	—	—	—	27,432
Asset-backed securities	—	5,309	12	—	5,321

Total trading securities	27,432	24,848	4,576	—	56,856
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	22,714	114	—	22,828
Freddie Mac	—	16,993	3	—	16,996
Ginnie Mae	—	1,039	—	—	1,039
Alt-A private-label securities	—	6,841	7,049	—	13,890
Subprime private-label securities	—	—	9,932	—	9,932
CMBS	—	14,844	—	—	14,844
Mortgage revenue bonds	—	11	11,030	—	11,041
Other	—	16	3,806	—	3,822

Total available-for-sale securities	—	62,458	31,934	—	94,392
Mortgage loans of consolidated trusts	—	755	2,207	—	2,962
Other assets:
Risk management derivatives:
Swaps	—	9,623	163	—	9,786
Swaptions	—	5,474	—	—	5,474
Interest rate caps	—	24	—	—	24
Futures	3	—	—	—	3
Other	—	—	72	—	72
Netting adjustment	—	—	—	(15,175)	(15,175)
Mortgage commitment derivatives	—	941	12	—	953

Total other assets	3	16,062	247	(15,175)	1,137

Total assets at fair value	$31,484	$106,423	$38,964	$(15,175)	$161,696

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements as of December 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$472	$—	$—	$472
Senior floating	—	—	421	—	421

Total Fannie Mae	—	472	421	—	893
Of consolidated trusts	—	1,644	627	—	2,271

Total long-term debt	—	2,116	1,048	—	3,164
Other liabilities:
Risk management derivatives:
Swaps	—	16,436	113	—	16,549
Swaptions	—	2,446	—	—	2,446
Futures	1	—	—	—	1
Netting adjustment	—	—	—	(18,023)	(18,023)
Mortgage commitment derivatives	—	712	30	—	742

Total other liabilities	1	19,594	143	(18,023)	1,715

Total liabilities at fair value	$1	$21,710	$1,191	$(18,023)	$4,879

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements as of December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Trading securities:
Mortgage-related securities:
Fannie Mae	$—	$69,094	$5,656	$—	$74,750
Freddie Mac	—	15,082	—	—	15,082
Ginnie Mae	—	1	—	—	1
Alt-A private-label securities	—	791	564	—	1,355
Subprime private-label securities	—	—	1,780	—	1,780
CMBS	—	9,335	—	—	9,335
Mortgage revenue bonds	—	—	600	—	600
Other	—	—	154	—	154
Non-mortgage-related securities:
Asset-backed securities	—	8,408	107	—	8,515
Corporate debt securities	—	364	—	—	364
U.S. Treasury securities	3	—	—	—	3

Total trading securities	3	103,075	8,861	—	111,939
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	153,823	596	—	154,419
Freddie Mac	—	27,442	27	—	27,469
Ginnie Mae	—	1,230	123	—	1,353
Alt-A private-label securities	—	5,838	8,312	—	14,150
Subprime private-label securities	—	—	10,746	—	10,746
CMBS	—	13,193	—	—	13,193
Mortgage revenue bonds	—	26	12,820	—	12,846
Other	—	22	3,530	—	3,552

Total available-for-sale securities	—	201,574	36,154	—	237,728
Other assets:
Derivative assets	—	19,724	150	(18,400)	1,474
Guaranty assets and buy-ups	—	—	2,577	—	2,577

Total other assets	—	19,724	2,727	(18,400)	4,051

Total assets at fair value	$3	$324,373	$47,742	$(18,400)	$353,718

Liabilities:
Long-term debt	$—	$2,673	$601	$—	$3,274
Other liabilities:
Derivative liabilities	—	23,815	27	(22,813)	1,029
Other liabilities	—	270	—	—	270

Total other liabilities	—	24,085	27	(22,813)	1,299

Total liabilities at fair value	$—	$26,758	$628	$(22,813)	$4,573

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010, 2009 and 2008. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in our consolidated statements of operations for Level 3 assets and liabilities for the years ended December 31, 2010, 2009 and 2008. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period transferred.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2010
									Net Unrealized
			Total Gains or (Losses)						Gains (Losses)
			(Realized/Unrealized)						Included in Net
					Purchases,				Loss Related to
					Sales,				Assets and
		Impact of		Included	Issuances,				Liabilities Still
	Balance,	New	Included	in Other	and	Transfers	Transfers	Balance,	Held as of
	December 31,	Accounting	in Net	Comprehensive	Settlements,	Out of	into	December 31,	December 31,
	2009	Standards	Loss	Loss	Net	Level 3(1)	Level 3(1)	2010	2010(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$(1)	$—	$(223)	$(5,551)	$2,323	$2,202	$13
Freddie Mac	—	—	—	—	(1)	(3)	4	—	—
Alt-A private-label securities	564	62	226	—	(77)	(1,069)	314	20	4
Subprime private-label securities	1,780	—	41	—	(240)	—	—	1,581	41
Mortgage revenue bonds	600	—	67	—	(58)	—	—	609	66
Other	154	—	6	—	(8)	—	—	152	5
Non-mortgage-related:
Asset-backed securities	107	—	1	—	(62)	(47)	13	12	—

Total trading securities	8,861	60	340	—	(669)	(6,670)	2,654	4,576	129

Available-for-sale securities:
Mortgage-related:
Fannie Mae	596	(203)	(1)	2	181	(580)	119	114	—
Freddie Mac	27	—	—	(1)	(29)	—	6	3	—
Ginnie Mae	123	—	—	2	(125)	—	—	—	—
Alt-A private-label securities	8,312	471	(54)	1,240	(1,322)	(4,951)	3,353	7,049	—
Subprime private-label securities	10,746	(118)	(70)	1,078	(1,704)	—	—	9,932	—
Mortgage revenue bonds	12,820	21	11	82	(1,902)	(2)	—	11,030	—
Other	3,530	366	(3)	402	(489)	—	—	3,806	—

Total available-for-sale securities	36,154	537	(117)	2,805	(5,390)	(5,533)	3,478	31,934	—

Mortgage loans of consolidated trusts	—	—	(29)	—	2,188	(11)	59	2,207	(29)
Guaranty assets and buy-ups	2,577	(2,568)	1	1	(11)	—	—	—	—
Net derivatives	123	—	61	—	(74)	(1)	(5)	104	(33)
Long-term debt:
Of Fannie Mae:
Senior floating	(601)	—	20	—	160	—	—	(421)	24
Of consolidated trusts	—	(77)	19	—	(631)	92	(30)	(627)	2

Total long-term debt	$(601)	$(77)	$39	$—	$(471)	$92	$(30)	$(1,048)	$26

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2009
							Net Unrealized
		Total Gains or (Losses)					Gains (Losses)
		(Realized/Unrealized)					Included in Net
				Purchases,			Loss Related to
				Sales,			Assets and
			Included in	Issuances,	Transfers		Liabilities Still
	Balance,		Other	and	in/out of	Balance,	Held as of
	January 1,	Included in	Comprehensive	Settlements,	Level 3,	December 31,	December 31,
	2009	Net Loss	Loss	Net	Net(3)	2009	2009(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$6,935	$278	$—	$(1,277)	$(280)	$5,656	$274
Alt-A private-label securities	1,118	57	—	(154)	(457)	564	(25)
Subprime private-label securities	2,318	(83)	—	(455)	—	1,780	(74)
Mortgage revenue bonds	695	(75)	—	(20)	—	600	(75)
Other	167	(1)	—	(12)	—	154	(1)
Non-mortgage-related:
Asset-backed securities	1,475	(38)	—	(108)	(1,222)	107	2
Corporate debt securities	57	3	—	(116)	56	—	—

Total trading securities	$12,765	$141	$—	$(2,142)	$(1,903)	$8,861	$101

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$5,609	$(47)	$191	$(569)	$(4,588)	$596	$—
Freddie Mac	80	3	(6)	(21)	(29)	27	—
Ginnie Mae	190	—	1	(7)	(61)	123	—
Alt-A private-label securities	11,675	(1,717)	2,192	(1,554)	(2,284)	8,312	—
Subprime private-label securities	14,318	(5,290)	4,862	(3,144)	—	10,746	—
Mortgage revenue bonds	12,456	(16)	1,349	(969)	—	12,820	—
Other	3,509	(81)	651	(549)	—	3,530	—

Total available-for-sale securities	$47,837	$(7,148)	$9,240	$(6,813)	$(6,962)	$36,154	$—

Guaranty assets and buy-ups	1,083	466	243	785	—	2,577	783
Net derivatives	310	(42)	—	(48)	(97)	123	3
Long-term debt	(2,898)	(18)	—	1,791	524	(601)	(49)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2008
				Guaranty
				Assets
	Trading	Available-for-sale	Net	and	Long-Term
	Securities	Securities	Derivatives	Buy-ups	Debt
	(Dollars in millions)

Beginning balance as of January 1, 2008	$18,508	$20,920	$161	$1,568	$(7,888)
Realized/unrealized gains (losses) included in net loss	(1,881)	(3,152)	282	(512)	(73)
Unrealized losses included in other comprehensive loss	—	(4,136)	—	(342)	—
Purchases, sales, issuances, and settlements, net	(4,337)	(3,640)	(227)	369	5,396
Transfers in/out of Level 3, net(4)	475	37,845	94	—	(333)

Ending balance as of December 31, 2008	$12,765	$47,837	$310	$1,083	$(2,898)

Net unrealized gains (losses) included in net loss related to assets and liabilities still held as of December 31, 2008(2)	$(1,293)	$—	$159	$(26)	$(18)

(1)	For the year ended December 31, 2010, the transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. For the year ended December 31, 2010, the transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans as well as Fannie Mae guaranteed mortgage-related securities. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

(3)	For the year ended December 31, 2009, the net transfers to Level 2 from Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities, which include securities backed by jumbo conforming loans, and private-label mortgage-related securities backed by non-fixed rate Alt-A loans. Price transparency improved as a result of increased market activity, and we noted some convergence in prices obtained from third-party vendors. As a result, we determined that our fair value estimates for these securities did not rely on significant unobservable inputs.

(4)	During the year ended December 31, 2008, transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

The following tables display unrealized gains and losses recorded in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 for assets and liabilities transferred into Level 3 and measured in our consolidated balance sheets at fair value on a recurring basis.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	For the Year Ended December 31, 2010
			Loans of
	Trading	Available-For-Sale	Consolidated	Net	Long-Term
	Securities	Securities	Trusts	Derivatives	Debt
	(Dollars in millions)

Realized and unrealized gains (losses) included in net loss	$126	$(36)	$(33)	$(32)	$(3)
Unrealized losses included in other comprehensive loss	—	(151)	—	—	—

Total gains (losses)	$126	$(187)	$(33)	$(32)	$(3)

Amount of Level 3 transfers in	$2,654	$3,478	$59	$(5)	$(30)

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

The following tables display realized and unrealized gains and losses included in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, for our Level 3 assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis.

	For the Year Ended December 31, 2010
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$319	$416	$(480)	$40	$295
Net unrealized gains related to Level 3 assets and liabilities still held as of December 31, 2010	$—	$93	$—	$—	$93

	For the Year Ended December 31, 2009
	Interest			Net
	Income	Guaranty	Fair Value	Other-than-
	Investments	Fee	Gain	Temporary
	in Securities	Income	(Losses), net	Impairments	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$545	$466	$94	$(7,706)	$(6,601)
Net unrealized gains related to Level 3 assets and liabilities still held as of December 31, 2009	$—	$783	$55	$—	$838

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2008
	Interest			Fair	Other than
	Income	Guaranty	Investment	Value Gains	Temporary
	Investment	Fee	Gains	(Losses),	Impairments,	Extraordinary
	in Securities	Income	(Losses), Net	net	net	Losses	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$90	$(915)	$448	$(1,640)	$(3,260)	$(59)	$(5,336)
Net unrealized losses related to level 3 assets and liabilities still held as of December 31, 2008	$—	$(26)	$—	$(1,152)	$—	$—	$(1,178)

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques we use for assets and liabilities measured at fair value on a recurring basis, as well as our basis for classifying these assets and liabilities as Level 1, Level 2 or Level 3. These valuation techniques are also used to estimate the fair value of financial instruments not carried at fair value but disclosed as part of the fair value of financial instruments.

Cash Equivalents, Trading Securities and Available-for-Sale Securities—These securities are recorded in our consolidated balance sheets at fair value on a recurring basis. Fair value is measured using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets are classified as Level 1. If quoted market prices in active markets for identical assets are not available, we use prices provided by up to four third-party pricing services that are calibrated to the quoted market prices in active markets for similar securities, and assets valued in this manner are classified as Level 2. In the absence of prices provided by third-party pricing services supported by observable market data, fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flow models that use inputs such as spread, prepayment speed, yield, and loss severity based on market assumptions where available. Such instruments are generally classified as Level 2. Where there is limited activity or less transparency around inputs to the valuation, securities are classified as Level 3.

Mortgage Loans Held for Investment “HFI”— The majority of HFI performing loans and nonperforming loans that are not individually impaired are reported in our consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. At the transition date, we recorded consolidated trusts’ loans as HFI at their unpaid principal balance net of an allowance for loan losses. We elected the fair value option for certain loans containing embedded derivatives that would otherwise require bifurcation and consolidated loans of senior-subordinate trust structures, which are recorded in our consolidated balance sheets at fair value on a recurring basis.

Fair value of performing loans represents an estimate of the prices we would receive if we were to securitize those loans and is determined based on comparisons to Fannie Mae MBS with similar characteristics, either on a pool or loan level. We use the observable market values of our Fannie Mae MBS determined from third-party pricing services and other observable market data as a base value, from which we add or subtract the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangement. We classify these valuations primarily within Level 2 of the valuation hierarchy given that the market values of our Fannie Mae MBS are calibrated to the quoted market prices in active markets for similar securities. To the extent that significant inputs are not observable or determined by extrapolation of observable points, the loans are classified within Level 3. Certain loans that do not qualify for Fannie Mae MBS securitization are valued using market-based data including, for example, credit spreads, severities and prepayment speeds for similar

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans, through third-party pricing services or through a model approach incorporating both interest rate and credit risk simulating a loan sale via a synthetic structure.

Fair value of single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. We calculate the fair value of nonperforming loans based on assumptions about key factors, including loan performance, collateral value, foreclosure related expenses, disposition timeline, and mortgage insurance repayment. Using these assumptions, along with indicative bids for a representative sample of nonperforming loans, we compute a market calibrated fair value. The bids on sample loans are obtained from multiple active market participants. Fair value for loans that are four or more months delinquent, in an open modification period, or in a closed modification and that have performed for nine or fewer months, is estimated directly from a model calibrated to these indicative bids. Fair value for loans that are one to three months delinquent is estimated by an interpolation method using three inputs: (1) the fair value estimate as a performing loan; (2) the fair value estimate as a nonperforming loan; and (3) the delinquency transition rate corresponding to the loan’s current delinquency status.

Fair value of a portion of our single-family nonperforming loans is measured using the value of the underlying collateral. These valuations leverage our proprietary distressed home price model. The model assigns a value using comparable transaction data. In determining what comparables to use in the calculations, the model measures three key characteristics relative to the target property: (1) distance from target property, (2) time of the transaction and (3) comparability of the nondistressed value. A portion of the nonperforming loans that are impaired is measured at fair value in our consolidated balance sheets on a nonrecurring basis. These loans are classified within Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fair value of multifamily nonperforming loans is determined by external third-party valuations when available. If third-party valuations are unavailable, we determine the value of the collateral based on a derived property value estimation method using current net operating income of the property and capitalization rates.

Derivatives Assets and Liabilities (collectively “derivatives”)—Derivatives are recorded in our consolidated balance sheets at fair value on a recurring basis. The valuation process for the majority of our risk management derivatives uses observable market data provided by third-party sources, resulting in Level 2 classification. Interest rate swaps are valued by referencing yield curves derived from observable interest rates and spreads to project and discount swap cash flows to present value. Option-based derivatives use a model that projects the probability of various levels of interest rates by referencing swaption and caplet volatilities provided by market makers/dealers. The projected cash flows of the underlying swaps of these option-based derivatives are discounted to present value using yield curves derived from observable interest rates and spreads. Exchange-traded futures are valued using market quoted prices, resulting in Level 1 classification. Certain highly complex structured derivatives use only a single external source of price information due to lack of transparency in the market and may be modeled using observable interest rates and volatility levels as well as significant assumptions, resulting in Level 3 classification. Mortgage commitment derivatives use observable market data, quotes and actual transaction price levels adjusted for market movement, and are typically classified as Level 2. Adjustments for market movement based on internal model results that cannot be corroborated by observable market data are classified as Level 3.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-Term Debt and Long-Term Debt (collectively “debt”)—The majority of debt of Fannie Mae is recorded in our consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain structured debt instruments, which are recorded in our consolidated balance sheets at fair value on a recurring basis.

We use third-party pricing services that reference observable market data such as interest rates and spreads to measure the fair value of debt, and thus classify that debt as Level 2. When third-party pricing is not available, we use a discounted cash flow approach based on a yield curve derived from market prices observed for Fannie Mae Benchmark Notes and adjusted to reflect fair values at the offer side of the market.

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

At the transition date, we recognized consolidated trusts’ debt held by third parties at their unpaid principal balance in our consolidated balance sheets. Consolidated MBS debt is traded in the market as MBS assets. Accordingly, we estimate the fair value of our consolidated MBS debt using quoted market prices in active markets for similar liabilities when traded as assets. The valuation methodology and inputs used in estimating the fair value of MBS assets are described under “Cash Equivalents, Trading Securities and Available-for-Sale Securities.” Certain consolidated MBS debt with embedded derivatives is recorded in our consolidated balance sheets at fair value on a recurring basis.

Other Liabilities—Represents dollar roll repurchase transactions that reflect prices for similar securities in the market. They are recorded in our consolidated balance sheets at fair value on a recurring basis. Fair value is based on observable market-based inputs, quoted market prices and actual transaction price levels adjusted for market movement, and these liabilities are typically classified as Level 2. Adjustments for market movement that require internal model results that cannot be corroborated by observable market data results in classification as Level 3.

Nonrecurring Changes in Fair Value

The following tables display assets and liabilities measured in our consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the years ended December 31, 2010, 2009 and 2008, as a result of fair value measurements.

						For the Year
	Fair Value Measurements					Ended
	For the Year Ended December 31, 2010					December 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total
	(Level 1)	(Level 2)	(Level 3)	Value		Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,776	$535	$7,311(1	)(2)	$(91	)(2)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	38,150	38,150	(3)	(2,244)
Of consolidated trusts	—	—	1,294	1,294	(3)	(235)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,836	1,836	(3)	(481)
Acquired property, net:
Single-family	—	—	20,248	20,248	(4)	(2,617)
Multifamily	—	—	206	206	(4)	(65)
Other assets
Guaranty assets	—	—	27	27		(6)
Partnership investments	—	—	107	107		(145	)(6)
Other assets	—	—	597	597	(5)	(43)

Total assets at fair value	$—	$6,776	$63,000	$69,776		$(5,927)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

						For the Year
	Fair Value Measurements					Ended
	For the Year Ended December 31, 2009					December 31, 2009
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total
	(Level 1)	(Level 2)	(Level 3)	Value		Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$22,238	$3,557	$25,795	(1)	$(1,210)
Mortgage loans held for investment, at amortized cost	—	330	4,820	5,150	(3)	(1,173)
Acquired property, net	—	—	10,132	10,132	(4)	(503)
Other assets:
Guaranty assets	—	—	2,327	2,327		(231)
Master servicing assets	—	—	147	147		(546)
Partnership investments	—	—	212	212		(5,943	)(6)

Total assets at fair value	$—	$22,568	$21,195	$43,763		$(9,606)

Liabilities:
Master servicing liabilities	$—	$—	$254	$254		$(200)

Total liabilities at fair value	$—	$—	$254	$254		$(200)

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

						For the Year
	Fair Value Measurements					Ended
	For the Year Ended December 31, 2008					December 31, 2008
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total
	(Level 1)	(Level 2)	(Level 3)	Value		Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$26,303	$1,294	$27,597	(1)	$(433)
Mortgage loans held for investment, at amortized cost	—	—	1,838	1,838	(3)	(107)
Acquired property, net	—	—	9,624	9,624	(4)	(1,533)
Other assets:
Guaranty assets	—	—	5,473	5,473		(2,967)
Master servicing assets	—	—	547	547		(553)
Partnership investments	—	—	4,877	4,877		(764	)(6)

Total assets at fair value	$—	$26,303	$23,653	$49,956		$(6,357)

Liabilities:
Master servicing liabilities	$—	$—	$22	$22		$(12)

Total liabilities at fair value	$—	$—	$22	$22		$(12)

(1)	Includes $7.1 billion, $15.1 billion, and $25.2 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of December 31, 2010, 2009, and 2008, respectively.

(2)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the new accounting standards.

(3)	Includes $3.4 billion, $1.1 billion and $157 million of mortgage loans held for investment that were redesignated to mortgage loans held for sale, liquidated or transferred to foreclosed properties as of December 31, 2010, 2009, and 2008, respectively.

(4)	Includes $10.5 billion, $7.1 billion and $4.0 billion of acquired properties that were sold or transferred as of December 31, 2010, 2009 and 2008, respectively.

(5)	Includes $22 million of other assets that were sold or transferred as of December 31, 2010.

(6)	Represents impairment charges related to LIHTC partnerships and other equity investments in multifamily properties. We recognized other than temporary impairment losses of $16 million, $5.5 billion and $506 million related to LIHTC partnerships for the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a description of the fair valuation techniques we use for assets and liabilities measured at fair value on a nonrecurring basis under the accounting standard for fair value measurements as well as our basis for classifying these assets and liabilities as Level 1, Level 2 or Level 3. We also use these valuation techniques to estimate the fair value of financial instruments not carried at fair value but disclosed as part of the fair value of financial instruments.

Mortgage Loans Held for Sale “HFS”—HFS loans are reported at the lower of cost or fair value in our consolidated balance sheets. At the transition date, we reclassified the majority of HFS loans to HFI, as the trusts do not have the ability to sell mortgage loans and use of such loans is limited exclusively to the settlement of obligations of the trust. The valuation methodology and inputs used in estimating the fair value

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of HFS loans are described under “Mortgage Loans Held for Investment” and these loans are generally classified as Level 2. To the extent that significant inputs are not observable or determined by extrapolation of observable points, the loans are classified within Level 3.

Acquired Property, Net and Other Assets—Acquired property, net mainly represents foreclosed property received in full satisfaction of a loan net of a valuation allowance. Acquired property is initially recorded in our consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined using a hierarchy based on the reliability of available information. The fair value estimate is based on the best information available at the time of valuation. The hierarchy includes offers accepted, third-party interior appraisals, independent broker opinions, proprietary home price model values, and exterior broker price opinions. Estimated cost to sell is based upon historical sales cost at a geographic level.

Subsequent to initial measurement, the foreclosed properties that we intend to sell are reported at the lower of the carrying amount or fair value less estimated cost to sell. Foreclosed properties classified as held for use, included in other assets, are depreciated and are impaired when circumstances indicate that the carrying amount of the property is no longer recoverable. Acquired property held for use is included in other assets in our consolidated balance sheets. The fair value of our single-family foreclosed properties on an ongoing basis is determined using the same information hierarchy used at the point of initial fair value. The fair value of our multifamily properties is derived using third-party valuations. When third-party valuations are not available, we estimate the fair value using current net operating income of the property and capitalization rates.

Acquired property is classified within Level 3 of the valuation hierarchy because significant inputs are unobservable.

Master Servicing Assets and Liabilities—Master servicing assets and liabilities are reported at the lower of cost or fair value in our consolidated balance sheets. We measure the fair value of master servicing assets and liabilities based on the present value of expected cash flows of the underlying mortgage assets using management’s best estimates of certain key assumptions, which include prepayment speeds, forward yield curves, adequate compensation, and discount rates commensurate with the risks involved. Changes in anticipated prepayment speeds, in particular, result in fluctuations in the estimated fair values of our master servicing assets and liabilities. If actual prepayment experience differs from the anticipated rates used in our model, this may result in a material change in the fair value. Master servicing assets and liabilities are classified as Level 3.

Partnership Investments—Unconsolidated investments in limited partnerships are primarily accounted for under the equity method of accounting. During 2009, we reduced the carrying value of our LIHTC investments to zero. We previously determined the fair value of our LIHTC investments using internal models that estimated the present value of the expected future tax benefits (tax credits and tax deductions for net operating losses) expected to be generated from the properties underlying these investments. Our estimates were based on assumptions that other market participants would use in valuing these investments. The key assumptions used in our models, which required significant management judgment, included discount rates and projections related to the amount and timing of tax benefits. We compared our model results to independent third-party valuations to validate the reasonableness of our assumptions and valuation results. We also compared our model results to the limited number of observed market transactions and made adjustments to reflect differences between the risk profile of the observed market transactions and our LIHTC investments.

For our other equity method investments, we use a net present value approach to estimate the fair value. The key assumptions used in our approach, which require significant management judgment, include discount rates and projections related to the amount and timing of cash flows. Our equity investments in LIHTC limited

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partnerships and other equity investments are classified as Level 3 because they trade in a market with limited observable transactions.

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of December 31, 2010 and 2009. The fair value of financial instruments we disclose, includes commitments to purchase multifamily mortgage and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of December 31,
	2010		2009(2)
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$80,975	$80,975	$9,882	$9,882
Federal funds sold and securities purchased under agreements to resell or similar arrangements	11,751	11,751	53,684	53,656
Trading securities	56,856	56,856	111,939	111,939
Available-for-sale securities	94,392	94,392	237,728	237,728
Mortgage loans held for sale	915	915	18,462	18,615
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	358,698	319,367	246,509	241,300
Of consolidated trusts	2,564,107	2,610,145	129,590	129,545

Mortgage loans held for investment	2,922,805	2,929,512	376,099	370,845
Advances to lenders	7,215	6,990	5,449	5,144
Derivative assets at fair value	1,137	1,137	1,474	1,474
Guaranty assets and buy-ups	458	814	9,520	14,624

Total financial assets	$3,176,504	$3,183,342	$824,237	$823,907

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$52	$51	$—	$—
Short-term debt:
Of Fannie Mae	151,884	151,974	200,437	200,493
Of consolidated trusts	5,359	5,359	—	—
Long-term debt:
Of Fannie Mae	628,160	649,684	567,950	587,423
Of consolidated trusts	2,411,597	2,514,929	6,167	6,310
Derivative liabilities at fair value	1,715	1,715	1,029	1,029
Guaranty obligations	769	3,854	13,996	138,582

Total financial liabilities	$3,199,536	$3,327,566	$789,579	$933,837

(1)	Includes restricted cash of $63.7 billion and $3.1 billion as of December 31, 2010 and 2009, respectively.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are valuation techniques for items not subject to the fair value hierarchy either because they are not measured at fair value other than for the purpose of the above table or because they are only measured at fair value at inception.

Financial Instruments for which fair value approximates carrying value—We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, federal funds and securities sold/purchased under agreements to repurchase/resell (exclusive of dollar roll repurchase transactions) and the majority of advances to lenders.

Advances to Lenders—The carrying value for the majority of our advances to lenders approximates the fair value due to the short-term nature of the specific instruments. Other instruments include loans for which the carrying value does not approximate fair value. These loans are valued using collateral values of similar loans as a proxy.

Guaranty Obligations—The fair value of all guaranty obligations (“GO”), measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the GO using our internal GO valuation models, which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as current mark-to-market LTV ratios, future house prices, default rates, severity rates and required rate of return. We further adjust the model values based on our current market pricing when such transactions reflect credit characteristics that are similar to our outstanding GO. While the fair value of the GO reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the accounting standard on guarantor’s accounting and disclosure requirements for guarantees.

Fair Value Option

We elected the fair value option for certain consolidated loans and debt instruments recorded in our consolidated balance sheets as a result of consolidating VIEs. These instruments contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the respective loan or debt instrument.

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

We elected the fair value option for the financial assets and liabilities of the senior-subordinate trust structures we consolidated as a result of adopting the new consolidation accounting standard on January 1, 2010. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from different accounting treatment between loans at cost and debt at cost.

Interest income for the mortgage loans is recorded in “Mortgage loans interest income” and interest expense for the debt instruments is recorded in “Long-term debt interest expense” in our consolidated statements of operations.

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of December 31, 2010 and 2009. For information about the related fair

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value gains and losses associated with these instruments, refer to “Note 1, Summary of Significant Accounting Policies.”

	As of December 31,
	2010			2009
			Long-Term
	Loans of	Long-Term	Debt of	Long-Term
	Consolidated	Debt of	Consolidated	Debt of
	Trusts(1)	Fannie Mae	Trusts(2)	Fannie Mae
	(Dollars in millions)

Fair value	$2,962	$(893)	$(2,271)	$(3,274)
Unpaid principal balance	3,456	(829)	(2,572)	(3,181)

(1)	Includes nonaccrual loans with a fair value of $219 million and loans that are 90 or more days past due with a fair value of $369 million as of December 31, 2010.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $151 million as of December 31, 2010.

Changes in Fair Value under the Fair Value Option Election

The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains and losses, net” in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010			2009		2008
		Long-		Long-	Total	Short-	Long-	Total
		Term	Total	Term	Gains	Term	Term	Gains
	Loans	Debt	Losses	Debt	(Losses)	Debt	Debt	(Losses)
	(Dollars in millions)

Changes in instrument-specific credit risk	$(58)	$(9)	$(67)	$33	$33	$6	$94	$100
Other changes in fair value	(73)	14	(59)	(64)	(64)	(6)	(151)	(157)

Fair value gains (losses), net	$(131)	$5	$(126)	$(31)	$(31)	$—	$(57)	$(57)

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

For certain legal actions and proceedings we have established a reserve against probable losses where we can reasonably estimate such losses or ranges of losses; based on our current knowledge and after consultation with counsel, we do not believe that such losses or ranges of losses will have a material adverse effect on our

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial condition. We note, however, that in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. For certain other legal actions or proceedings, we cannot reasonably estimate such losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek substantial or indeterminate damages, or where there may be novel or unsettled legal questions relevant to the proceedings. For these matters, we have not established a reserve. Given the uncertainties involved in any action or proceeding, regardless of whether we have established a reserve, the ultimate resolution of any matter may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period. Based on our current knowledge with respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have recorded a loss reserve.

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

In re Fannie Mae Securities Litigation

Fannie Mae is a defendant in a consolidated class action lawsuit initially filed in 2004 and currently pending in the U.S. District Court for the District of Columbia. In the consolidated complaint filed on March 4, 2005, lead plaintiffs Ohio Public Employees Retirement System and the State Teachers Retirement System of Ohio allege that we and certain former officers, as well as our former outside auditor, made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiffs contend that Fannie Mae’s accounting statements were inconsistent with GAAP requirements relating to hedge accounting and the amortization of premiums and discounts, and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. On January 7, 2008, the court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this case.

2008 Class Action Lawsuits

Fannie Mae is a defendant in two consolidated class actions filed in 2008 and currently pending in the U.S. District Court for the Southern District of New York—In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. On February 11, 2009, the Judicial Panel on Multidistrict Litigation ordered that the cases be coordinated for pretrial proceedings. On October 13, 2009, the Court entered an order allowing FHFA to intervene in—In re Fannie Mae 2008 Securities Litigation.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief.

On November 24, 2009, the Court granted the defendants’ motion to dismiss the Securities Act claims as to all defendants. On September 30, 2010, the Court granted in part and denied in part the defendants’ motions to dismiss the Securities Exchange Act claims. As a result of the partial denial, some of the Securities Exchange Act claims remain pending against us and certain of our former officers. On October 14, 2010, we and certain other defendants filed motions for reconsideration of those portions of the Court’s September 30, 2010 order denying in part the defendants’ motions to dismiss. These motions are fully briefed and remain pending. Fannie Mae filed its answer to the consolidated complaint on December 31, 2010.

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

Comprehensive Investment Services v. Mudd, et al.

On May 13, 2009, Comprehensive Investment Services, Inc. filed an individual securities action against certain of our former officers and directors, and certain of our underwriters in the Southern District of Texas. Plaintiff alleges violations of Section 12(a)(2) of the Securities Act of 1933; violation of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of § 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. The complaint seeks various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On July 7, 2009, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation.

Smith v. Fannie Mae, et al.

On February 25, 2010, plaintiff Edward Smith filed an individual complaint against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Southern District of California. Plaintiff alleges violation of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of § 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. On March 26, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation.

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

Unconditional Purchase and Lease Commitments

We have unconditional commitments related to the purchase of loans and mortgage-related securities. These include both on- and off-balance sheet commitments wherein a portion of these have been recorded as derivatives in our consolidated balance sheets. Unfunded lending represents off-balance sheet commitments for the unutilized portion of lending agreements entered into with multifamily borrowers.

We lease certain premises and equipment under agreements that expire at various dates through 2029. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $35 million, $62 million and $50 million for the years ended December 31, 2010, 2009 and 2008, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by remaining maturity, non cancelable future commitments related to loan and mortgage purchases, unfunded lending, operating leases, and other agreements as of December 31, 2010.

	As of December 31, 2010
	Loans and Mortgage-
	Related Securities(1)	Unfunded Lending	Operating Leases	Other(2)
	(Dollars in millions)

2011	$54,837	$72	$40	$34
2012	10	92	36	19
2013	11	42	25	10
2014	—	—	17	2
2015	—	3	14	—
Thereafter	—	—	26	—

Total	$54,858	$209	$158	$65

(1)	Includes $54.5 billion, which have been accounted for as mortgage commitment derivatives.

(2)	Includes purchase commitments for certain telecom services, computer software and services, and other agreements.

21.	Selected Quarterly Financial Information (Unaudited)

The condensed consolidated statements of operations for the quarterly periods in 2010 and 2009 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our condensed consolidated statements of operations. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2010 Quarter Ended
	March 31	June 30(1)	September 30	December 31(2)
	(Dollars and shares in millions, except per share amounts)

Interest income:
Trading securities	$315	$330	$310	$296
Available-for-sale securities	1,473	1,389	1,313	1,115
Mortgage loans:
Of Fannie Mae	3,298	3,950	3,859	3,885
Of consolidated trusts	34,321	33,682	32,807	31,781
Other	39	41	31	35

Total interest income	39,446	39,392	38,320	37,112

Interest expense:
Short-term debt:
Of Fannie Mae	116	164	190	149
Of consolidated trusts	2	3	4	3
Long-term debt:
Of Fannie Mae	5,081	4,975	4,472	4,329
Of consolidated trusts	31,458	30,043	28,878	27,994

Total interest expense	36,657	35,185	33,544	32,475

Net interest income	2,789	4,207	4,776	4,637

Provision for loan losses	(11,939)	(4,295)	(4,696)	(3,772)

Net interest income (loss) after provision for loan losses	(9,150)	(88)	80	865

Guaranty fee income	54	52	51	45
Investment gains, net	166	23	82	75
Other-than-temporary impairments	(186)	(48)	(366)	(94)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	(50)	(89)	40	71

Net other-than-temporary impairments	(236)	(137)	(326)	(23)
Fair value gains (losses), net	(1,705)	303	525	366
Debt extinguishment losses, net	(124)	(159)	(214)	(71)
Income (losses) from partnership investments	(58)	(26)	47	(37)
Fee and other income	179	242	253	208

Non-interest income (loss)	(1,724)	298	418	563

Administrative expenses:
Salaries and employee benefits	324	324	325	304
Professional services	194	260	305	183
Occupancy expenses	41	40	43	46
Other administrative expenses	46	46	57	59

Total administrative expenses	605	670	730	592
Provision (benefit) for guaranty losses	(36)	69	78	83
Foreclosed property expense (income)	(19)	487	787	463
Other expenses	172	198	243	240

Total expenses	722	1,424	1,838	1,378

Income (loss) before federal income taxes	(11,596)	(1,214)	(1,340)	50
Provision (benefit) for federal income taxes	(67)	9	(9)	(15)

Net income (loss)	(11,529)	(1,223)	(1,331)	65
Less: Net (income) loss attributable to the noncontrolling interest	(1)	5	(8)	8

Net income (loss) attributable to Fannie Mae	(11,530)	(1,218)	(1,339)	73

Preferred stock dividends	(1,527)	(1,907)	(2,116)	(2,154)

Net loss attributable to common stockholders	$(13,057)	$(3,125)	$(3,455)	$(2,081)

Loss per share—Basic and Diluted	$(2.29)	$(0.55)	$(0.61)	$(0.37)
Weighted-average common shares outstanding—Basic and Diluted	5,692	5,694	5,695	5,696

(1)	Includes out-of-period adjustment of $1.1 billion to provision for loan losses, reflecting our assessment of the collectibility of the receivable from the borrowers for preforeclosure property taxes and insurance.

(2)	Includes settlement from Bank of America Inc. related to repurchase requests for residential mortgage loans of $1.3 billion.

FANNIE MAE
(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in millions, except per share amounts)

Interest income:
Trading securities	$990	$923	$862	$1,084
Available-for-sale securities	3,721	3,307	3,475	3,115
Mortgage loans:
Of Fannie Mae	4,707	4,392	3,229	3,050
Of consolidated trusts	891	1,219	2,061	1,972
Other	127	139	48	43

Total interest income	10,436	9,980	9,675	9,264

Interest expense:
Short-term debt:
Of Fannie Mae	1,107	600	390	209
Long-term debt:
Of Fannie Mae	5,992	5,560	5,370	5,273
Of consolidated trusts	89	85	85	85

Total interest expense	7,188	6,245	5,845	5,567

Net interest income	3,248	3,735	3,830	3,697

Provision for loan losses	(2,509)	(2,615)	(2,546)	(1,899)

Net interest income after provision for loan losses	739	1,120	1,284	1,798

Guaranty fee income	1,752	1,659	1,923	1,877
Investment gains (losses), net	223	(45)	785	495
Other-than-temporary impairments	(5,653)	(1,097)	(1,018)	(1,289)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	—	344	79	(1,227)

Net other-than-temporary impairments	(5,653)	(753)	(939)	(2,516)
Fair value gains (losses), net	(1,460)	823	(1,536)	(638)
Debt extinguishment losses, net	(79)	(190)	(11)	(45)
Losses from partnership investments	(357)	(571)	(520)	(5,287)
Fee and other income	192	197	194	190

Non-interest income (loss)	(5,382)	1,120	(104)	(5,924)

Administrative expenses:
Salaries and employee benefits	293	245	293	302
Professional services	143	180	178	183
Occupancy expenses	48	46	47	64
Other administrative expenses	39	39	44	63

Total administrative expenses	523	510	562	612
Provision for guaranty losses	17,825	15,610	19,350	10,272
Foreclosed property expense (income)	538	559	64	(251)
Other expenses	279	318	231	656

Total expenses	19,165	16,997	20,207	11,289

Loss before federal income taxes and extraordinary losses	(23,808)	(14,757)	(19,027)	(15,415)
Provision (benefit) for federal income taxes	(623)	23	(143)	(242)

Net loss	(23,185)	(14,780)	(18,884)	(15,173)
Less: Net (income) loss attributable to the noncontrolling interest	17	26	12	(2)

Net loss attributable to Fannie Mae	(23,168)	(14,754)	(18,872)	(15,175)
Preferred stock dividends	(29)	(411)	(883)	(1,151)

Net loss attributable to common stockholders	$(23,197)	$(15,165)	$(19,755)	$(16,326)

Loss per share—Basic and Diluted	$(4.09)	$(2.67)	$(3.47)	$(2.87)
Weighted-average common shares outstanding—Basic and Diluted	5,666	5,681	5,685	5,687

FR005