Form 10-Q
period 2011-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2011-05-06
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2011, there were 1,119,602,427 shares of common stock of the registrant outstanding.

i

PART II—Other Information		148
Item 1.	Legal Proceedings	148
Item 1A.	Risk Factors	148
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	151
Item 3.	Defaults Upon Senior Securities	153
Item 4.	[Removed and reserved]	153
Item 5.	Other Information	153
Item 6.	Exhibits	153
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

MD&A TABLE REFERENCE

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes and the more detailed information in our 2010 Form 10-K.

This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those reflected in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Risk Factors” and elsewhere in this report and in “Risk Factors” in our 2010 Form 10-K.

You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2010 Form 10-K.

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938 to support liquidity, stability and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Our charter does not permit us to originate loans or lend money directly to consumers in the primary mortgage market. Our most significant activities are securitizing mortgage loans originated by lenders into Fannie Mae mortgage-backed securities, which we refer to as Fannie Mae MBS, and purchasing mortgage loans and mortgage-related securities for our mortgage portfolio. We use the term “acquire” in this report to refer both to our securitization activity and our purchase activity.

We obtain funds to purchase mortgage-related assets for our mortgage portfolio by issuing a variety of debt securities in the domestic and international capital markets. We also make other investments that increase the supply of affordable housing.

We are a corporation chartered by the U.S. Congress. Our conservator is a U.S. government agency. Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock, and Treasury has made a commitment under a senior preferred stock purchase agreement to provide us with funds under specified conditions to maintain a positive net worth. The U.S. government does not guarantee our securities or other obligations.

Our common stock was delisted from the New York Stock Exchange and the Chicago Stock Exchange on July 8, 2010 and since then has been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “FNMA.” Our debt securities are actively traded in the over-the-counter market.

EXECUTIVE SUMMARY

Summary of Our Financial Performance for the First Quarter of 2011

Our financial results for the first quarter of 2011 reflect continued weakness in the housing and mortgage markets, which remain under pressure from high levels of unemployment, underemployment and the prolonged decline in home prices.

Comprehensive loss.  Our total comprehensive loss for the first quarter of 2011 was $6.3 billion, consisting of a net loss of $6.5 billion and other comprehensive income of $181 million. In comparison, we recognized a total comprehensive loss of $435 million in the fourth quarter of 2010, consisting of net income of $65 million and other comprehensive loss of $500 million, and a total comprehensive loss of $10.2 billion in the first quarter of 2010, consisting of a net loss of $11.5 billion and other comprehensive income of $1.4 billion.

The change from net income in the fourth quarter of 2010 to net loss in the first quarter of 2011 was primarily due to a $6.7 billion increase in credit-related expenses. Credit-related expenses consist of the provision for loan losses, the provision for guaranty losses and foreclosed property expense. Our higher provision for loan losses during the period was primarily driven by an increase in our total loss reserves due to: (1) a decline in home prices and increase in initial charge-off severity during the period, (2) the number of loans that entered a trial modification period during the quarter, (3) a decline in future expected home prices and (4) loans continuing to remain delinquent for an extended period of time. In addition, the fourth quarter of 2010 reflects a $1.2 billion reduction to credit-related expenses resulting from the resolution of outstanding repurchase requests with Bank of America, N.A. and its affiliates.

The $5.1 billion decrease in our net loss in the first quarter of 2011 compared with the first quarter of 2010 was due primarily to a $2.2 billion increase in net interest income, driven by lower interest expense on debt; $289 million in net fair value gains in the first quarter of 2011 compared with $1.7 billion in net fair value losses in the first quarter of 2010, primarily due to fair value gains on derivatives and trading securities; and an $842 million decrease in credit-related expenses, due to a decrease in our provision for loan losses. Other comprehensive income in the first quarter of 2010 was primarily driven by a reduction in our unrealized loss due to significantly improved fair value of available-for-sale securities.

Net worth.  Our net worth deficit of $8.4 billion as of March 31, 2011 reflects the recognition of our total comprehensive loss of $6.3 billion and our payment to Treasury of $2.2 billion in senior preferred stock dividends during the first quarter of 2011. In May 2011, the Acting Director of FHFA submitted a request to Treasury on our behalf for $8.5 billion to eliminate our net worth deficit.

In the first quarter of 2011, we received $2.6 billion in funds from Treasury to eliminate our net worth deficit as of December 31, 2010. Upon receipt of the additional funds requested to eliminate our net worth deficit as of March 31, 2011, the aggregate liquidation preference on the senior preferred stock will be $99.7 billion, which will require an annualized dividend payment of $10.0 billion. This amount exceeds our reported annual net income for each year since our inception. Through March 31, 2011, we have paid an aggregate of $12.4 billion to Treasury in dividends on the senior preferred stock.

Total loss reserves.  Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, increased to $72.1 billion as of March 31, 2011 from $66.3 billion as of December 31, 2010. Our total loss reserve coverage to total nonperforming loans was 34.66% as of March 31, 2011, compared with 30.85% as of December 31, 2010. The continued stress on a broad segment of borrowers from persistent high levels of unemployment and underemployment and the prolonged decline in home prices have caused our total loss reserves to remain high for the past several quarters. Further, the shift in our nonperforming loan balance from loans in our collective reserve to loans that are individually impaired has caused our coverage ratio to increase.

Providing Liquidity, Our Strong New Book of Business and Expected Losses on Single-Family Loans We Acquired before 2009 (Our “Legacy” Book of Business)

In the first quarter of 2011, we continued our work to provide liquidity to the mortgage market, grow the strong new book of business we have acquired since January 1, 2009, shortly after we entered into conservatorship, and minimize our losses from delinquent loans.

•	From January 1, 2009 to March 31, 2011, we acquired approximately 6,595,000 single-family conventional loans, excluding delinquent loans we purchased from our MBS trusts, and we acquired multifamily loans secured by multifamily properties with approximately 761,000 units.

•	The single-family loans we have acquired since the beginning of 2009, which we refer to in this discussion as our “new single-family book of business,” have a strong overall credit profile and are performing well. We expect these loans will be profitable over their lifetime, by which we mean they will generate more fee income than credit losses and administrative costs, as we discuss below in “Building a Strong New Single-Family Book of Business—Expected Profitability of Our Single-Family Acquisitions.” For further information, see “Table 2: Single-Family Serious Delinquency Rates by Year of Acquisition” and “Table 3: Credit Profile of Single-Family Conventional Loans Acquired.”

•	The vast majority of our realized credit losses in 2009, 2010 and the first quarter of 2011 were attributable to single-family loans that we purchased or guaranteed from 2005 through 2008. While these loans will give rise to additional credit losses that we will realize when the loans are charged-off (upon foreclosure or our acceptance of a short sale or deed-in-lieu of foreclosure), we estimate that we have reserved for the substantial majority of the remaining losses on these loans. Even though we believe a substantial majority of the credit losses we have yet to realize on these loans has already been reflected in our results of operations as credit-related expenses, we expect that our credit-related expenses will be higher in 2011 than in 2010 as weakness in the housing and mortgage markets continues. We are taking a number of actions to reduce our credit losses, which we discuss in our 2010 Form 10-K in “Business—Executive Summary—Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business” and in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations

We present a number of estimates and expectations in this executive summary regarding the profitability of single-family loans we have acquired, our single-family credit losses and credit-related expenses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Our future estimates of these amounts, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of home price changes, changes in interest rates, unemployment, direct and indirect consequences resulting from failures by servicers to follow proper procedures in the administration of foreclosure cases, government policy, changes in generally accepted accounting principles (“GAAP”), credit availability, social behaviors, other macro-economic variables, the volume of loans we modify, the effectiveness of our loss mitigation strategies, management of our real-estate owned (“REO”) inventory and pursuit of contractual remedies, changes in the fair value of our assets and liabilities, impairments of our assets, or many other factors, including those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report and in “Risk Factors” in our 2010 Form 10-K. For example, if the economy were to enter a deep recession, we would expect actual outcomes to differ substantially from our current expectations.

Providing Mortgage Market Liquidity

We support liquidity and stability in the secondary mortgage market, serving as a stable source of funds for purchases of homes and multifamily rental housing and for refinancing existing mortgages. We provide this financing through the activities of our three complementary businesses: our Single-Family business (“Single-Family”), our Multifamily Mortgage business (“Multifamily”) and our Capital Markets group. Our Single-

Family and Multifamily businesses work with our lender customers, who deliver mortgage loans that we purchase and securitize into Fannie Mae MBS. Our Capital Markets group manages our investment activity in mortgage-related assets, funding investments primarily through proceeds we receive from the issuance of debt securities in the domestic and international capital markets. The Capital Markets group also works with lender customers to provide funds to the mortgage market through short-term financing and other activities, making short-term use of our balance sheet. These financing activities include whole loan conduit transactions, early funding transactions, Real Estate Mortgage Investment Conduit (“REMIC”) and other structured securitization activities, and dollar rolls, which we describe in more detail in our 2010 Form 10-K in “Business—Business Segments—Capital Markets Group.”

In the first quarter of 2011, we purchased or guaranteed approximately $189 billion in loans, measured by unpaid principal balance, which includes approximately $20 billion in delinquent loans we purchased from our single-family MBS trusts. Excluding delinquent loans purchased from our MBS trusts, our purchases and guarantees enabled our lender customers to finance approximately 759,000 single-family conventional loans and multifamily loans secured by multifamily properties with approximately 83,000 units.

We remained the largest single issuer of mortgage-related securities in the secondary market, with an estimated market share of new single-family mortgage-related securities issuances of 48.6% during the first quarter of 2011. In comparison, our estimated market share of new single-family mortgage-related securities issuances was 49.0% in the fourth quarter of 2010 and 40.8% in the first quarter of 2010. If the Federal Housing Administration (“FHA”) continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher loan-to-value (“LTV”) ratios, our market share could be adversely impacted if the market shifts away from refinance activity, which is likely to occur when interest rates rise. We remain a constant source of liquidity in the multifamily market. Currently, we own or guarantee approximately one-fifth of the outstanding debt on multifamily properties.

Building a Strong New Single-Family Book of Business

Our new single-family book of business has a strong overall credit profile and is performing well. In this section, we discuss our expectations for these loans and their performance to date.

Expected Profitability of Our Single-Family Acquisitions

While it is too early to know how loans in our new single-family book of business will ultimately perform, given their strong credit risk profile, low levels of payment delinquencies shortly after acquisition, and low serious delinquency rates, we expect that, over their lifetime, these loans will be profitable. Table 1 provides information about whether we expect loans we acquired in 1991 through the first quarter of 2011 to be profitable, and the percentage of our single-family guaranty book of business represented by these loans as of March 31, 2011. The expectations reflected in Table 1 are based on the credit risk profile of the loans we have acquired, which we discuss in more detail in “Table 3: Credit Profile of Single-Family Conventional Loans Acquired” and in “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.” These expectations are also based on numerous other assumptions, including our expectations regarding home price declines set forth below in “Outlook.” As shown in Table 1, we expect loans we have acquired in 2009, 2010 and the first quarter of 2011 to be profitable. If future macroeconomic conditions turn out to be significantly more adverse than our expectations, these loans could become unprofitable. For example, we believe that these loans would become unprofitable if home prices declined more than 15% from their March 2011 levels over the next five years based on our home price index, which would be an approximately 34% decline from their peak in the third quarter of 2006.

Table 1:	Expected Lifetime Profitability of Single-Family Loans Acquired in 1991 through the First Quarter of 2011

As Table 1 shows, the key years in which we acquired loans that we expect will be unprofitable are 2005 through 2008. The vast majority of our realized credit losses since the beginning of 2009 were attributable to these loans. Although loans we acquired in 2004 were originated under more conservative acquisition policies than loans we acquired from 2005 through 2008, our 2004 acquisitions were made during a time when home prices were rapidly increasing, and their performance has suffered from the subsequent decline in home prices, which continued in the first quarter of 2011. We currently expect these loans to perform close to break-even, but changes in home prices, other economic conditions or borrower behavior could change our expectation regarding whether these loans will be profitable.

Loans we have acquired since the beginning of 2009 comprised 45% of our single-family guaranty book of business as of March 31, 2011. Our 2005 to 2008 acquisitions are becoming a smaller percentage of our guaranty book of business, having decreased from 39% of our guaranty book of business as of December 31, 2010 to 36% as of March 31, 2011.

Serious Delinquency Rates by Year of Acquisition

In our experience, an early predictor of the ultimate performance of loans is the rate at which the loans become seriously delinquent within a short period of time after acquisition. Loans we acquired in 2009 and 2010 have experienced historically low levels of delinquencies shortly after their acquisition. Table 2 shows, for single-family loans we acquired in each year from 2001 to 2010, the percentage that were seriously delinquent (three or more months past due or in the foreclosure process) as of the end of the first quarter following the acquisition year. Loans we acquired in 2011 are not included in this table because they were originated so recently that they could not yet have become seriously delinquent. As Table 2 shows, the percentage of our 2009 acquisitions that were seriously delinquent as of the end of the first quarter following their acquisition year was more than seven times lower than the average comparable serious delinquency rate for loans acquired in 2005 through 2008. For loans originated in 2010, this percentage was more than nine times lower than the average comparable rate for loans acquired in 2005 through 2008. Table 2 also shows serious delinquency rates for each year’s acquisitions as of March 31, 2011. Except for the most recent acquisition years, whose serious delinquency rates are likely lower than they will be after the loans have aged, Table 2 shows that the current serious delinquency rate generally tracks the trend of the serious delinquency rate as of the end of the first quarter following the year of acquisition. Below the table we provide information about the economic environment in which the loans were acquired, specifically home price appreciation and unemployment levels.

Table 2:	Single-Family Serious Delinquency Rates by Year of Acquisition

*	For 2010, the serious delinquency rate as of March 31, 2011 is the same as the serious delinquency rate as of the end of the first quarter following the acquisition year.

(1)	Based on Fannie Mae’s Home Price Index (HPI), which measures average price changes based on repeat sales on the same properties. For 2011, the data show an initial estimate based on purchase transactions in Fannie-Freddie acquisition and public deed data available through the end of March 2011, supplemented by preliminary data that became available in April 2011. Previously reported data has been revised to reflect additional available historical data. Including subsequently available data may lead to materially different results.

(2)	Based on the average national unemployment rates for each month reported in the labor force statistics current population survey (CPS), Bureau of Labor Statistics.

Credit Profile of Our Single-Family Acquisitions

Single-family loans we purchased or guaranteed from 2005 through 2008 were acquired during a period when home prices were rising rapidly, peaked, and then started to decline sharply, and underwriting and eligibility standards were more relaxed than they are now. These loans were characterized, on average and as discussed below, by higher LTV ratios and lower FICO credit scores than loans we have acquired since January 1, 2009. In addition, many of these loans were Alt-A loans or had other higher-risk loan attributes such as interest-only payment features. As a result of the sharp declines in home prices, 34% of the loans that we acquired from 2005 through 2008 had mark-to-market LTV ratios that were greater than 100% as of March 31, 2011, which means the principal balance of the borrower’s primary mortgage exceeded the current market value of the borrower’s home. This percentage is higher when second lien loans secured by the same properties that secure our loans are included. The sharp decline in home prices, the severe economic recession that began in December 2007 and continued through June 2009, and continuing high unemployment and underemployment have significantly and adversely impacted the performance of loans we acquired from 2005 through 2008. We are taking a number of actions to reduce our credit losses. We discuss these actions and our strategy in our 2010 Form 10-K in “Business—Executive Summary—Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business” and in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

In 2009, we began to see the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. As a result of these changes and other market dynamics, we reduced our acquisitions of loans with higher-risk attributes. Compared with the loans we acquired in 2005 through 2008, the loans we have acquired since January 1, 2009 have had better overall credit risk profiles at the time we acquired them and their early performance has been strong. Our experience has been that loans with characteristics such as lower original LTV ratios (that is, more equity held by the borrowers in the underlying properties), higher FICO credit scores and more stable payments will perform better than loans with risk characteristics such as higher original LTV ratios, lower FICO credit scores, Alt-A underwriting and payments that may adjust over the term of the loan. Table 3 shows improvements in the credit risk profile of single-family loans we have acquired since January 1, 2009 compared to loans we acquired from 2005 through 2008.

Table 3:  Credit Profile of Single-Family Conventional Loans Acquired(1)

	Acquisitions from 2009	Acquisitions from 2005
	through the first quarter of 2011	through 2008

Weighted average loan-to-value ratio at origination	68%	73%
Weighted average FICO credit score at origination	762	722
Fully amortizing, fixed-rate loans	95%	86%
Alt-A loans(2)	1%	14%
Interest-only	1%	12%
Original loan-to-value ratio > 90%	5%	11%
FICO credit score < 620	*	5%

*	Represent less than 0.5% of the total acquisitions.

(1)	Loans that meet more than one category are included in each applicable category.

(2)	Newly originated Alt-A loans acquired in 2009 through 2011 consist of the refinance of existing loans.

Improvements in the credit risk profile of our acquisitions since the beginning of 2009 over acquisitions in prior years reflect changes that we made to our pricing and eligibility standards, as well as changes that mortgage insurers made to their eligibility standards. We discuss these changes in our 2010 Form 10-K in “Business—Executive Summary—Our Expectations Regarding Profitability, the Single-Family Loans We Acquired Beginning in 2009, and Credit Losses—Credit Profile of Our Single-Family Acquisitions.” In addition, FHA’s role as the lower-cost option for some consumers for loans with higher LTV ratios has also reduced our acquisitions of these types of loans. The credit risk profile of our acquisitions since the beginning of 2009 has been influenced further by its significant percentage of refinanced loans. Refinanced loans generally perform better than purchase money loans, as the borrower has demonstrated a desire to maintain homeownership. As we discuss in “Outlook” below, we expect fewer refinancings in 2011 than in 2010.

In 2010 and 2011 our acquisitions of refinanced loans included a significant number of loans under our Refi Plustm initiative. Under Refi Plus we acquire refinancings of performing Fannie Mae loans that have current LTV ratios up to 125% and, in some cases, lower FICO credit scores than we generally require. Refi Plus loans reduce the borrowers’ monthly payments or are otherwise more sustainable than the borrowers’ old loans. Our acquisitions under Refi Plus include our acquisitions under the Home Affordable Refinance Program (“HARP”), which was established by the Administration to help borrowers who may be unable to refinance the mortgage loan on their primary residence due to a decline in home values. The LTV ratios at origination for our 2010 and 2011 acquisitions are higher than for our 2009 acquisitions, primarily due to our acquisition of Refi Plus loans. The percentage of loans with LTV ratios at origination greater than 90% has increased from 4% for 2009 acquisitions to 7% for 2010 acquisitions and 8% for acquisitions in the first quarter of 2011.

Despite the increases in LTV ratios at origination associated with Refi Plus, the overall credit profile of our 2010 and 2011 acquisitions remains significantly stronger than the credit profile of our 2005 through 2008 acquisitions. Whether the loans we acquire in the future exhibit an overall credit profile similar to our acquisitions since the beginning of 2009 will depend on a number of factors, including our future eligibility standards and those of mortgage insurers, the percentage of loan originations representing refinancings, our future objectives, government policy, and market and competitive conditions.

Expected Losses on Our Legacy Book of Business

The single-family credit losses we realized from January 1, 2009 through March 31, 2011, combined with the amounts we have reserved for single-family credit losses as of March 31, 2011, as described below, total approximately $120 billion. The vast majority of these losses are attributable to single-family loans we purchased or guaranteed from 2005 through 2008.

While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we have not yet realized, we estimate that we have reserved for the substantial majority of the remaining losses on these loans. Even though we believe a substantial majority of the credit losses we have yet to realize on these loans has already been reflected in our results of operations as credit-related expenses, we expect that our credit-related expenses will be higher in 2011 than in 2010 as weakness in the housing and mortgage markets continues. We also expect that future defaults on our legacy book of business and the resulting charge-offs will occur over a period of years. In addition, given the large current and anticipated supply of single-family homes in the market, we anticipate that it will take years before our REO inventory is reduced to pre-2008 levels.

We show how we calculate our realized credit losses in “Table 13: Credit Loss Performance Metrics.” Our reserves for credit losses described in this discussion consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses (collectively, our “total loss reserves”), plus the portion of fair value losses on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets that we estimate represents accelerated credit losses we expect to realize. For more information on our reserves for credit losses, please see “Table 10: Total Loss Reserves.”

The fair value losses that we consider part of our reserves are not included in our “total loss reserves.” The majority of the fair value losses were recorded prior to our adoption in 2010 of new accounting standards on the transfers of financial assets and the consolidation of variable interest entities. Prior to our adoption of the new standards, upon our acquisition of credit-impaired loans out of unconsolidated MBS trusts, we recorded fair value loss charge-offs against our reserve for guaranty losses to the extent that the acquisition cost of these loans exceeded their estimated fair value. We expect to realize a portion of these fair value losses as credit losses in the future (for loans that eventually involve charge-offs or foreclosure), yet these fair value losses have already reduced the mortgage loan balances reflected in our condensed consolidated balance sheets and have effectively been recognized in our condensed consolidated statements of operations and comprehensive loss through our provision for guaranty losses. We consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize credit losses on the acquired loans in the future.

Credit Performance

Table 4 presents information for each of the last five quarters about the credit performance of mortgage loans in our single-family guaranty book of business and actions taken by our servicers with borrowers to resolve existing or potential delinquent loan payments. We refer to these actions as “workouts.” The workout information in Table 4 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 4:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2011	2010
		Full
	Q1	Year	Q4	Q3	Q2	Q1
			(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	4.27%	4.48%	4.48%	4.56%	4.99%	5.47%
Nonperforming loans(3)	$206,098	$212,858	$212,858	$212,305	$217,216	$222,892
Foreclosed property inventory:
Number of properties	153,224	162,489	162,489	166,787	129,310	109,989
Carrying value	$14,086	$14,955	$14,955	$16,394	$13,043	$11,423
Combined loss reserves(4)	$66,240	$60,163	$60,163	$58,451	$59,087	$58,900
Total loss reserves(5)	$70,466	$64,469	$64,469	$63,105	$64,877	$66,479
During the period:
Foreclosed property (number of properties):
Acquisitions(6)	53,549	262,078	45,962	85,349	68,838	61,929
Dispositions	(62,814)	(185,744)	(50,260)	(47,872)	(49,517)	(38,095)
Credit-related expenses(7)	$11,106	$26,420	$4,064	$5,559	$4,871	$11,926
Credit losses(8)	$5,604	$23,133	$3,111	$8,037	$6,923	$5,062
Loan workout activity (number of loans):
Home retention loan workouts(9)	60,959	440,276	89,691	113,367	132,192	105,026
Preforeclosure sales and deeds-in-lieu of foreclosure	17,120	75,391	15,632	20,918	21,515	17,326

Total loan workouts	78,079	515,667	105,323	134,285	153,707	122,352

Loan workouts as a percentage of delinquent loans in our guaranty book of business(10)	25.01%	37.30%	30.47%	37.86%	41.18%	31.59%

(1)	Our single-family guaranty book of business consists of (a) single-family mortgage loans held in our mortgage portfolio, (b) single-family mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our mortgage portfolio for which we do not provide a guaranty.

(2)	Calculated based on the number of single-family conventional loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business. We include all of the single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonperforming loans that are on accrual status, including troubled debt restructurings and HomeSaver Advance (HSA) first-lien loans. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. HSA first-lien loans are unsecured personal loans in the amount of past due payments used to bring mortgage loans current. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

(4)	Consists of the allowance for loan losses for loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments.

For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

(5)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(6)	Includes acquisitions through deeds-in-lieu of foreclosure.

(7)	Consists of the provision for loan losses, the provision (benefit) for guaranty losses and foreclosed property expense (income).

(8)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)	Consists of (a) modifications, which do not include trial modifications or repayment plans or forbearances that have been initiated but not completed; (b) repayment plans and forbearances completed and (c) HomeSaver Advance first-lien loans. See “Table 38: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management” for additional information on our various types of loan workouts.

(10)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Housing and Mortgage Market and Economic Conditions

During the first quarter of 2011, the United States economic recovery continued at a very slow pace. The U.S. gross domestic product, or GDP, rose by 1.8% on an annualized basis during the quarter, according to the Bureau of Economic Analysis advance estimate. The overall economy gained an estimated 478,000 jobs in the first quarter as a result of employment growth in the private sector. According to the U.S. Bureau of Labor Statistics, as of March 2011, over the past 12 months there has been an increase of 1.3 million non-farm jobs. The unemployment rate was 8.8% in March 2011, compared with 9.0% in January 2011, based on data from the U.S. Bureau of Labor Statistics. Employment will likely need to post sustained improvement for an extended period to have a positive impact on housing.

Housing activity remained weak during the first quarter of 2011. Although home sales during the quarter increased modestly from the fourth quarter’s levels, sales of foreclosed homes and short sales (“distressed sales”) represented an outsized portion of the market. Distressed sales accounted for 40% of existing home sales in March 2011, up from 35% in March 2010, according to the National Association of REALTORS®. In the face of competition from distressed sales, sales of new homes remained very low.

The overall mortgage market serious delinquency rate has trended down since peaking in the fourth quarter of 2009 but has remained historically high, with an estimated four million loans seriously delinquent (90 days or more past due or in the foreclosure process) as of December 31, 2010, based on the Mortgage Bankers Association National Delinquency Survey. In March, the supply of single-family homes as measured by the inventory/sales ratio remained above long-term average levels. Properties that are vacant and held off the market, combined with the portion of properties backing seriously delinquent mortgages not currently listed for sale, represent a significant shadow inventory putting downward pressure on home prices.

We estimate that home prices on a national basis declined by 1.8% in the first quarter of 2011 and have declined by 22.5% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices has left many homeowners with “negative equity” in their mortgages, which means their principal mortgage balance exceeds the current market value of their home. According to CoreLogic, approximately 11 million, or 23%, of all residential properties with mortgages were in a negative equity position in the fourth quarter of 2010. This increases the risk that borrowers might walk away from their mortgage obligations, causing the loans to become delinquent and proceed to foreclosure.

During the first quarter of 2011, the multifamily sector continued to improve due to increased rental demand and improving job growth. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate on average fell by 25 basis points during the first quarter of 2011 to 7.0%, after having held steady in the fourth quarter of 2010. In addition, it appears that asking rents increased in the first quarter of 2011 by an estimated 50 basis points on a national basis. As indicated by data from Axiometrics, Inc., multifamily concession rates, the rental discount rate as a percentage of asking rents, declined during the first quarter of the year to 4.64% as of February 2011, after having increased during the fourth quarter of 2010 to end the year at 5.07%. The increase in rental demand is also reflected in an estimated increase of 44,000 units in the number of occupied rental units during the first three months of 2011, according to preliminary data from REIS, Inc. National multifamily fundamentals, which generally include factors such as effective rents, vacancy rates, supply and demand, job growth, and demographic trends, continued to improve in the first quarter. However, certain local markets and properties continue to exhibit weak fundamentals.

Outlook

Overall Market Conditions.  We expect weakness in the housing and mortgage markets to continue in 2011. The high level of delinquent mortgage loans will result in the foreclosure of troubled loans, which is likely to add to the excess housing inventory. Home sales are unlikely to rise before the unemployment rate improves further. In addition, servicer foreclosure process deficiencies and their consequences have created uncertainty for potential home buyers, because foreclosed homes account for a substantial part of the existing home market. Thus, widespread concerns about foreclosure process deficiencies could suppress home sales in the near term and interfere with the housing recovery.

We expect that single-family default and severity rates, as well as the level of single-family foreclosures, will remain high in 2011. Despite signs of multifamily sector improvement at the national level, we expect multifamily charge-offs in 2011 to remain commensurate with 2010 levels as certain local markets and properties continue to exhibit weak fundamentals. Conditions may worsen if the unemployment rate increases on either a national or regional basis.

We expect the pace of our loan acquisitions for the remainder of 2011 will be significantly lower than in 2010 and the first quarter of 2011, primarily because we expect fewer refinancings as a result of increasing mortgage rates and, to a lesser extent, the high number of mortgages that have already refinanced to low rates in recent years. To the extent our acquisitions decline, we will receive fewer risk-based fees, which are charged at loan acquisition and recognized over time; as a result, our future revenues will be negatively impacted. We estimate that total originations in the U.S. single-family mortgage market in 2011 will decrease from 2010 levels by approximately one-third, from an estimated $1.5 trillion to an estimated $1.0 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $1.1 trillion to approximately $413 billion. Refinancings comprised approximately 82% of our single-family business volume in the first quarter of 2011, compared with 78% for all of 2010.

Home Price Declines.  We expect that home prices on a national basis will decline further, with greater declines in some geographic areas than others, before stabilizing in late 2011. We now expect that the peak-to-trough home price decline on a national basis will range between 22% and 29%, as compared with our expectation at the time we filed our 2010 Form 10-K that the peak-to-trough home price decline on a national basis would range between 21% and 26%. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment regarding a variety of critical assumptions we make when formulating these estimates, including the effect of actions the federal government has taken and may take with respect to housing finance reform; the management of the Federal Reserve’s MBS holdings; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our 22% to 29% peak-to-trough home price decline estimate corresponds to an approximate 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas the S&P/Case-Shiller index weights expectations based on property value, causing home price declines on higher priced homes to have a greater effect on the overall result; and (2) our estimates attempt to exclude sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values, whereas the S&P/Case-Shiller index includes foreclosed homes sales. The S&P/Case-Shiller comparison numbers are calculated using our models and assumptions, but modified to account for weighting based on property value and the impact of foreclosed property sales. In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference. We are working on enhancing our home price estimates to identify and exclude a greater portion of foreclosed home sales. When we begin reporting these enhanced home price estimates, we expect that some period to period comparisons of home prices may differ from those determined using our current estimates.

Credit-Related Expenses and Credit Losses.  We expect that our credit-related expenses and our credit losses will be higher in 2011 than in 2010. We describe our credit loss outlook above under “Providing Liquidity, Our Strong New Book of Business and Expected Losses on Single-Family Loans We Acquired before 2009—Expected Losses on Our Legacy Book of Business.”

Uncertainty Regarding our Long-Term Financial Sustainability and Future Status.  There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses and credit losses to vary significantly from our current expectations. Although Treasury’s funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial. We do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future. As a result of these factors, there is significant uncertainty about our long-term financial sustainability.

In addition, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. We expect this uncertainty to continue. On February 11, 2011 Treasury and the Department of Housing and Urban Development (“HUD”) released a report to Congress on reforming America’s housing finance market. The report states that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. Please see “Legislation and GSE Reform” in this report and in our 2010 Form 10-K for a discussion of recent legislative reform of the financial services industry, and proposals for GSE reform, that could affect our business and “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

GSE Reform

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), on February 11, 2011, Treasury and HUD released their report to Congress on ending the conservatorships of Fannie Mae and Freddie Mac and reforming the housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions.

The report identifies a number of policy steps that could be used to wind down Fannie Mae and Freddie Mac, reduce the government’s role in housing finance and help bring private capital back to the mortgage market. These steps include (1) increasing guaranty fees, (2) gradually increasing the level of required down payments so that any mortgages insured by Fannie Mae or Freddie Mac eventually have at least a 10% down payment, (3) reducing conforming loan limits to those established in the Federal Housing Finance Regulatory Reform Act of 2008 (the “2008 Reform Act”), (4) encouraging Fannie Mae and Freddie Mac to pursue additional credit loss protection and (5) reducing Fannie Mae’s and Freddie Mac’s portfolios, consistent with Treasury’s senior preferred stock purchase agreements with the companies.

In addition, the report outlines three potential options for a new long-term structure for the housing finance system following the wind-down of Fannie Mae and Freddie Mac. The first option would privatize housing finance almost entirely. The second option would add a government guaranty mechanism that could scale up during times of crisis. The third option would involve the government offering catastrophic reinsurance behind private mortgage guarantors. Each of these options assumes the continued presence of programs operated by FHA, the Department of Agriculture and the Veterans Administration to assist targeted groups of borrowers. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. A copy of the report can be found on the Housing Finance Reform section of Treasury’s Web site, www.Treasury.gov. We are providing Treasury’s Web site address solely for your information, and information appearing on Treasury’s Web site is not incorporated into this quarterly report on Form 10-Q.

We expect that Congress will continue to hold hearings and consider legislation in 2011 on the future status of Fannie Mae and Freddie Mac. In both the House of Representatives and the Senate, legislation has been introduced that would require FHFA to make a determination within two years of enactment whether the GSEs were financially viable and, if the GSEs were determined to be not financially viable, to place them into receivership. As drafted, these bills may upon enactment impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of their existing and ongoing liabilities.

In the House of Representatives, the Subcommittee on Capital Markets and Government Sponsored Enterprises of the Financial Services Committee has also approved several specific bills relating to GSE operations, including the following: (1) suspending current compensation packages and applying a government pay scale for GSE employees; (2) requiring the GSEs to increase guarantee fees; (3) subjecting GSE loans to the risk retention standards in the Dodd-Frank Act; (4) requiring a quicker reduction of GSE portfolios than required under the senior preferred stock purchase agreement; (5) requiring Treasury to pre-approve all GSE debt issuances; (6) repealing the GSEs’ affordable housing goals; and (7) prohibiting FHFA from approving any new GSE products during conservatorship or receivership, with certain exceptions.

We expect additional legislation relating to the GSEs to be introduced and considered by Congress in 2011. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

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

Proposed Rules Implementing the Dodd-Frank Act

Below we describe some rules that have been proposed by various government agencies to implement provisions of the Dodd-Frank Act. We are currently evaluating these proposed rules and how they may impact our business and the housing finance industry.

Risk Retention.  On March 29, 2011, the Office of the Comptroller of the Currency, the Federal Reserve System, the Federal Deposit Insurance Corporation, the U.S. Securities and Exchange Commission, FHFA and HUD issued a joint proposed rule implementing the risk retention requirements established by the Dodd-Frank Act. Under the proposed rule, securitizers would be required to retain at least 5% of the credit risk with respect to the assets they securitize. The proposed rule offers several options for compliance by parties with assets to securitize, one of which is to have either Fannie Mae or Freddie Mac securitize the assets. As long as Fannie Mae or Freddie Mac (1) fully guarantees the assets, thereby taking on 100% of their credit risk, and (2) is in conservatorship or receivership at the time the assets are securitized, no further retention of credit risk is required. Certain mortgage loans meeting the definition of a “Qualified Residential Mortgage” are exempt from the requirements of the rule. Only mortgage loans that are first lien mortgages on primary residences with loan-to-value ratios not exceeding 80% (75% for refinancings and 70% for cash-out refinancings) and that meet certain other underwriting requirements, would meet the definition of “Qualified Residential Mortgage” under the proposal.

Ability to Repay.  On April 19, 2011, the Federal Reserve Board issued a proposed rule pursuant to the Dodd-Frank Act that, among others things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan under Regulation Z, which implements the Truth in Lending Act. If a creditor fails to comply, a borrower may be able to offset amounts owed as part of a foreclosure or recoup monetary damages. The proposed rule offers several options for complying with the ability to repay requirement, including making loans that meet certain terms and characteristics (so-called “qualified mortgages”), which may provide creditors with special protection from liability. As proposed, a loan is generally a qualified mortgage if, among other things, the borrower’s income and assets are verified, the loan term does not exceed 30 years, the loan is fully amortizing with no negative amortization, interest-only or balloon features, and the loan is underwritten at the maximum interest rate applicable in the first five years of the loan, taking into account all mortgage-related obligations.

Derivatives.  On April 12, 2011, the Federal Reserve Board, the Federal Deposit Insurance Corporation, FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency proposed rules under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. On April 28, 2011, the Commodity Futures Trading Commission proposed rules under the Dodd-Frank Act governing margin requirements for swap dealers and major swap participants engaging in derivative trades that are not submitted for clearing to a derivatives clearing organization (“uncleared trades”). These proposed rules would require that, for all uncleared trades, we collect from our counterparties and provide to our counterparties collateral in excess of the amounts we have historically collected or provided, regardless of whether we are deemed to be a major swap participant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” of this report and in our 2010 Form 10-K.

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

See “MD&A—Critical Accounting Policies and Estimates” in our 2010 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We provide below information about our Level 3 assets and liabilities as of March 31, 2011 as compared with December 31, 2010.

Fair Value Measurement

The use of fair value to measure our assets and liabilities is fundamental to our financial statements and is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 13, Fair Value.”

Fair Value Hierarchy—Level 3 Assets and Liabilities

The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage- and asset-backed securities and residual interests, certain mortgage loans, certain acquired property, certain long-term debt arrangements and certain highly structured, complex derivative instruments.

Table 5 presents a comparison, by balance sheet category, of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis (“recurring asset”) that were classified as Level 3 as of March 31, 2011 and December 31, 2010. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 5:  Level 3 Recurring Financial Assets at Fair Value

	As of
	March 31,	December 31,
Balance Sheet Category	2011	2010
	(Dollars in millions)

Trading securities	$3,981	$4,576
Available-for-sale securities	31,762	31,934
Mortgage loans	2,221	2,207
Other assets	239	247

Level 3 recurring assets	$38,203	$38,964

Total assets	$3,227,042	$3,221,972
Total recurring assets measured at fair value	$155,996	$161,696
Level 3 recurring assets as a percentage of total assets	1%	1%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	24%	24%
Total recurring assets measured at fair value as a percentage of total assets	5%	5%

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include mortgage loans and acquired property. The fair value of Level 3 nonrecurring assets totaled $42.7 billion during the quarter ended March 31, 2011 and $63.0 billion during the year ended December 31, 2010.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.1 billion as of March 31, 2011 and $1.0 billion as of December 31, 2010, and other liabilities with a fair value of $121 million as of March 31, 2011 and $143 million as of December 31, 2010.

CONSOLIDATED RESULTS OF OPERATIONS

In this section we discuss our condensed consolidated results of operations for the periods indicated. You should read this section together with our condensed consolidated financial statements, including the accompanying notes.

Table 6 summarizes our condensed consolidated results of operations for the periods indicated.

Table 6:  Summary of Condensed Consolidated Results of Operations

	For the
	Three Months Ended
	March 31,
	2011	2010	Variance
	(Dollars in millions)

Net interest income	$4,960	$2,789	$2,171
Fee and other income	237	233	4

Net revenues	$5,197	$3,022	$2,175

Investment gains, net	75	166	(91)
Net other-than-temporary impairments	(44)	(236)	192
Fair value gains (losses), net	289	(1,705)	1,994
Administrative expenses	(605)	(605)	—
Credit-related expenses(1)	(11,042)	(11,884)	842
Other non-interest expenses(2)	(339)	(354)	15

Loss before federal income taxes	(6,469)	(11,596)	5,127
Benefit (provision) for federal income taxes	(2)	67	(69)

Net loss	(6,471)	(11,529)	5,058
Less: Net income attributable to the noncontrolling interest	—	(1)	1

Net loss attributable to Fannie Mae	$(6,471)	$(11,530)	$5,059

(1)	Consists of provision for loan losses, reserve for guaranty losses, and foreclosed property income (expense).

(2)	Consists of debt extinguishment losses, net and other expenses.

Net Interest Income

Table 7 presents an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we used a daily weighted average of amortized cost. When daily average balance information was not available, such as for mortgage loans, we used monthly averages. Table 8 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities. In the fourth quarter of 2010, we changed the presentation to distinguish the change in net interest income of Fannie Mae from the change in net interest income of consolidated trusts. We have revised the presentation of results for prior periods to conform to the current period presentation.

Table 7:  Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
			(Dollars in millions)

Interest-earning assets:
Mortgage loans of Fannie Mae(1)	$405,820	$3,725	3.67%	$276,346	$3,298	4.77%
Mortgage loans of consolidated trusts(1)	2,598,508	31,865	4.91	2,713,611	34,321	5.06

Total mortgage loans	3,004,328	35,590	4.74	2,989,957	37,619	5.03
Mortgage-related securities	334,057	4,245	5.08	435,754	5,550	5.09
Elimination of Fannie Mae MBS held in portfolio	(214,370)	(2,793)	5.21	(286,701)	(3,799)	5.30

Total mortgage-related securities, net	119,687	1,452	4.85	149,053	1,751	4.70
Non-mortgage securities(2)	79,719	45	0.23	66,860	37	0.22
Federal funds sold and securities purchased under agreements to resell or similar arrangements	13,743	7	0.20	40,061	21	0.21
Advances to lenders	4,089	21	2.05	2,512	18	2.87

Total interest-earning assets	$3,221,566	$37,115	4.61%	$3,248,443	$39,446	4.86%

Interest-bearing liabilities:
Short-term debt(3)	$138,848	$104	0.30%	$185,042	$116	0.25%
Long-term debt	631,917	4,196	2.66	564,875	5,081	3.60

Total short-term and long-term funding debt	770,765	4,300	2.23	749,917	5,197	2.77
Debt securities of consolidated trusts	2,652,024	30,648	4.62	2,758,387	35,259	5.11
Elimination of Fannie Mae MBS held in portfolio	(214,370)	(2,793)	5.21	(286,701)	(3,799)	5.30

Total debt securities of consolidated trusts held by third parties	2,437,654	27,855	4.57	2,471,686	31,460	5.09

Total interest-bearing liabilities	$3,208,419	$32,155	4.01%	$3,221,603	$36,657	4.55%

Impact of net non-interest bearing funding	$13,147		0.02%	$26,840		0.03%

Net interest income/net interest yield		$4,960	0.62%		$2,789	0.34%

Net interest income/net interest yield of consolidated trusts(4)		$1,217	0.19%		$(938)	(0.14)%

Selected benchmark interest rates at end of period:(5)
3-month LIBOR			0.30%			0.29%
2-year swap interest rate			1.00			1.19
5-year swap interest rate			2.47			2.73
30-year Fannie Mae MBS par coupon rate			4.30			4.51

(1)	Interest income includes interest income on acquired credit-impaired loans of $486 million and $587 million for the three months ended March 31, 2011 and 2010, respectively. These amounts include accretion income of $231 million and $266 million for the three months ended March 31, 2011 and 2010, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans. Average balance includes loans on nonaccrual status, for which interest income is recognized when collected.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)	Net interest income of consolidated trusts represents interest income from mortgage loans of consolidated trusts less interest expense from debt securities of consolidated trusts. Net interest yield is calculated based on net interest income from consolidated trusts divided by average balance of mortgage loans of consolidated trusts.

(5)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Table 8:  Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended
	March 31, 2011 vs. 2010
	Total	Variance Due to:(1)
	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans of Fannie Mae	$427	$1,306	$(879)
Mortgage loans of consolidated trusts	(2,456)	(1,430)	(1,026)

Total mortgage loans	(2,029)	(124)	(1,905)
Mortgage-related securities	(1,305)	(1,292)	(13)
Elimination of Fannie Mae MBS held in portfolio	1,006	943	63

Total mortgage-related securities, net	(299)	(349)	50
Non-mortgage securities(2)	8	7	1
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(14)	(13)	(1)
Advances to lenders	3	9	(6)

Total interest income	(2,331)	(470)	(1,861)

Interest expense:
Short-term debt	(12)	(32)	20
Long-term debt	(885)	554	(1,439)

Total short-term and long-term funding debt	(897)	522	(1,419)
Debt securities of consolidated trusts	(4,611)	(1,322)	(3,289)
Elimination of Fannie Mae MBS held in portfolio	1,006	943	63

Total debt securities of consolidated trusts held by third parties	(3,605)	(379)	(3,226)

Total interest expense	(4,502)	143	(4,645)

Net interest income	$2,171	$(613)	$2,784

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income increased in the first quarter of 2011, as compared with the first quarter of 2010, due to lower interest expense on debt, which was partially offset by lower interest income on loans and securities. The primary drivers of this change were:

•	a reduction in the interest expense on debt of consolidated trusts as we purchased the majority of delinquent loans from our MBS trusts after the first quarter of 2010;

•	lower interest expense on funding debt as lower borrowing rates allowed us to replace higher-cost debt with lower-cost debt;

•	a decrease in volume of our mortgage securities, as we continue to manage our portfolio requirements; and

•	lower yields on mortgage loans as new business acquisitions continue to replace higher-yielding loans with loans issued at lower mortgage rates. The reduction in interest income on loans from lower yields was partially offset by a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, due to a decline in the balance of nonaccrual loans on our condensed consolidated balance sheets as we continue to complete a high number of loan modifications and foreclosures.

For the first quarter of 2011, interest income that we did not recognize for nonaccrual mortgage loans, net of recoveries, was $1.6 billion, which resulted in a 20 basis point reduction in net interest yield, compared with $2.7 billion for the first quarter of 2010, which resulted in a 33 basis point reduction in net interest yield. Of the $1.6 billion of interest income that we did not recognize for nonaccrual mortgage loans for the first quarter of 2011, $1.4 billion was related to the unsecuritized mortgage loans that we owned during the period. Of the $2.7 billion of interest income that we did not recognize for nonaccrual mortgage loans for the first quarter of 2010, $566 million was related to the unsecuritized mortgage loans that we own.

For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”

Fair Value Gains (Losses), Net

Table 9 presents the components of our fair value gains and losses.

Table 9:  Fair Value Gains (Losses), Net

	For the Three Months
	Ended March 31,
	2011	2010
	(Dollars in millions)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(635)	$(835)
Net change in fair value during the period	751	(1,326)

Total risk management derivatives fair value gains (losses), net	116	(2,161)
Mortgage commitment derivatives fair value gains (losses), net	23	(601)

Total derivatives fair value gains (losses), net	139	(2,762)

Trading securities gains, net	225	1,058
Other	(75)	(1)

Fair value gains (losses), net	$289	$(1,705)

	2011	2010

5-year swap interest rate:
As of January 1	2.18%	2.98%
As of March 31	2.47	2.73

Risk Management Derivatives Fair Value Gains (Losses), Net

We supplement our issuance of debt securities with derivative instruments to further reduce duration and prepayment risks. We recorded risk management derivative fair value gains in the first quarter of 2011 primarily as a result of an increase in the fair value of our pay-fixed derivatives due to an increase in swap interest rates during the first quarter of 2011, which was partially offset by fair value losses due to time decay on our purchased options.

We recorded risk management derivative losses in the first quarter of 2010 as a result of: (1) a decrease in implied interest rate volatility, which reduced the fair value of our purchased options; (2) a decrease in the fair value of our pay-fixed derivatives due to a decline in swap interest rates; and (3) time decay on our purchased options.

We present, by derivative instrument type, the fair value gains and losses on our derivatives for the three months ended March 31, 2011 and 2010 in “Note 9, Derivative Instruments.”

Mortgage Commitment Derivatives Fair Value Gains (Losses), Net

Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans are generally accounted for as derivatives. For open mortgage commitment derivatives, we include changes in their fair value in our condensed consolidated statements of operations and comprehensive loss. When derivative purchase commitments settle, we include the fair value of the commitment on the settlement date in the cost basis of the loan or security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases of securities issued by our consolidated MBS trusts are treated as extinguishments of debt; we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses. Sales of securities issued by our consolidated MBS trusts are treated as issuances of consolidated debt; we recognize the fair value of the commitment on the settlement date as a component of debt in the cost basis of the debt issued.

We recognized gains on our mortgage commitments in the first quarter of 2011 primarily due to gains on commitments to sell mortgage-related securities as a result of a decrease in prices as interest rates increased during the commitment period.

We recognized losses on our mortgage commitments in the first quarter of 2010 primarily due to losses on commitments to sell mortgage-related securities as a result of an increase in prices as interest rates decreased during the commitment period.

Trading Securities Gains (Losses), Net

The gains from our trading securities in the first quarter of 2011 and 2010 were primarily driven by the narrowing of credit spreads on commercial mortgage-backed securities (“CMBS”); gains in the first quarter of 2010 were also driven by a decrease in interest rates.

Credit-Related Expenses

We refer to our provision for loan losses and the provision for guaranty losses collectively as our “provision for credit losses.” Credit-related expenses consist of our provision for credit losses and foreclosed property expense.

Provision for Credit Losses

Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business as of each balance sheet date. We establish our loss reserves through the provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, typically upon foreclosure, we record a charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a reduction to charge-offs, which results in an increase to our loss reserves.

Table 10 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize credit losses on the acquired loans in the future. We estimate that approximately two-thirds of this amount, as of March 31, 2011, represents credit losses we expect to realize in the future and approximately one-third will eventually be recovered through our condensed consolidated statements of operations and comprehensive loss, primarily as net interest income if the loan cures or as foreclosed property income if the sale of the collateral exceeds the recorded investment in the credit-impaired loan. How much of these fair value losses we expect to realize as credit losses depends primarily on home prices and loss severity. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 10:  Total Loss Reserves

	As of
	March 31, 2011	December 31, 2010
	(Dollars in millions)

Allowance for loan losses	$67,557	$61,556
Reserve for guaranty losses(1)	257	323

Combined loss reserves	67,814	61,879
Allowance for accrued interest receivable	2,930	3,414
Allowance for preforeclosure property taxes and insurance receivable(2)	1,356	958

Total loss reserves	72,100	66,251
Fair value losses previously recognized on acquired credit impaired loans(3)	18,457	19,171

Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$90,557	$85,422

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets.

We refer to our allowance for loan losses and reserve for guaranty losses collectively as our combined loss reserves. We summarize the changes in our combined loss reserves in Table 11.

Table 11:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended March 31,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925
Adoption of new accounting standards	—	—	—	—	43,576	43,576
Provision for loan losses	7,159	3,428	10,587	6,271	5,668	11,939
Charge-offs(1)	(5,705)	(448)	(6,153)	(1,705)	(3,455)	(5,160)
Recoveries	530	952	1,482	97	277	374
Transfers(2)	3,207	(3,207)	—	13,855	(13,855)	—
Net reclassifications(3)	(13)	98	85	(921)	836	(85)

Ending balance(4)	$53,708	$13,849	$67,557	$25,675	$34,894	$60,569

Reserve for guaranty losses:
Beginning balance	$323	$—	$323	$54,430	$—	$54,430
Adoption of new accounting standards	—	—	—	(54,103)	—	(54,103)
Benefit for guaranty losses	(33)	—	(33)	(36)	—	(36)
Charge-offs	(35)	—	(35)	(61)	—	(61)
Recoveries	2	—	2	3	—	3

Ending balance	$257	$—	$257	$233	$—	$233

Combined loss reserves:
Beginning balance	$48,853	$13,026	$61,879	$62,508	$1,847	$64,355
Adoption of new accounting standards	—	—	—	(54,103)	43,576	(10,527)
Total provision for credit losses	7,126	3,428	10,554	6,235	5,668	11,903
Charge-offs(1)	(5,740)	(448)	(6,188)	(1,766)	(3,455)	(5,221)
Recoveries	532	952	1,484	100	277	377
Transfers(2)	3,207	(3,207)	—	13,855	(13,855)	—
Net reclassifications(3)	(13)	98	85	(921)	836	(85)

Ending balance(4)	$53,965	$13,849	$67,814	$25,908	$34,894	$60,802

	As of
	March 31,	December 31,
	2011	2010

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$66,240	$60,163
Multifamily	1,574	1,716

Total	$67,814	$61,879

Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	2.29%	2.10%
Multifamily	0.83	0.91
Combined loss reserves as a percentage of:
Total guaranty book of business	2.20%	2.03%
Total nonperforming loans	32.60	28.81

(1)	Includes accrued interest of $386 million and $579 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Includes transfers from trusts for delinquent loan purchases.

(3)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers.

(4)	Includes $412 million and $903 million as of March 31, 2011 and 2010, respectively, for acquired credit-impaired loans.

The continued stress on a broad segment of borrowers from continued high levels of unemployment and underemployment and the prolonged decline in home prices have caused our total loss reserves to remain high for the past several quarters. Our total loss reserves increased in the first quarter of 2011 due to: (1) a decline in home prices and increase in initial charge-off severity during the period, (2) the number of loans that entered a trial modification period during the quarter, (3) a decline in future expected home prices and (4) loans continuing to remain delinquent for an extended period of time. Our provision for credit losses decreased in the first quarter of 2011 compared with the first quarter of 2010, primarily because our total loss reserves increased less in the first quarter of 2011 than in the first quarter of 2010.

Because of the substantial volume of loan modifications we completed and the number of loans that entered a trial modification period in 2010 and the first quarter of 2011, more than half of our total loss reserves is attributable to individual impairment rather than the collective reserve for loan losses. Individual impairment for a troubled debt restructuring (“TDR”) is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. The model includes forward-looking assumptions using multiple scenarios of the future economic environment, including interest rates and home prices. Based on the structure of the modifications, in particular the size of the concession granted, and the performance of modified loans combined with the forward-looking assumptions used in our model, the allowance calculated for an individually impaired loan has generally been greater than the allowance that would be calculated under the collective reserve. Further, if we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure the impairment based on the fair value of the collateral. The loss reserve for a greater portion of our population of individually impaired loans was based on the fair value of the underlying collateral as of March 31, 2011 than as of March 31, 2010.

Additionally, while delinquency rates on loans in our single-family guaranty book of business have decreased, borrowers’ inability or unwillingness to make their mortgage payments, along with delays in foreclosures, continue to cause loans to remain seriously delinquent for an extended period of time as shown in “Table 35: Delinquency Status of Single-Family Conventional Loans.”

For additional discussion of our loan workout activities, delinquent loans and concentrations, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management.” For a discussion of our charge-offs, see “Credit Loss Performance Metrics.”

Our balance of nonperforming single-family loans remained high as of March 31, 2011 due to both high levels of delinquencies and an increase in TDRs. When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a nonperforming loan as the loan is not performing in accordance with the original terms. The composition of our nonperforming loans is shown in Table 12. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Table 12:  Nonperforming Single-Family and Multifamily Loans

	As of
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$141,623	$152,756
Troubled debt restructurings on accrual status(1)	66,342	61,907

Total on-balance sheet nonperforming loans	207,965	214,663

Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(2)	83	89

Total nonperforming loans	$208,048	$214,752

Accruing on-balance sheet loans past due 90 days or more(3)	$850	$896

	For the	For The
	Three Months Ended	Year Ended
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$2,827	$8,185
Interest income recognized for the period(5)	1,388	7,995

(1)	Includes HomeSaver Advance first-lien loans on accrual status.

(2)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet. Includes HomeSaver Advance first-lien loans.

(3)	Recorded investment in loans as of the end of each period that are 90 days or more past due and continuing to accrue interest. The majority of this amount consists of loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller in the event of a default.

(4)	Represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(5)	Represents interest income recognized during the period based on stated coupon rate for on-balance sheet loans classified as nonperforming as of the end of each period. Includes primarily amounts accrued while loan was performing and cash payments received on nonaccrual loans.

Foreclosed Property Expense (Income)

The shift to foreclosed property expense during the first quarter of 2011 from foreclosed property income during the first quarter of 2010 was primarily due to higher REO inventory as of March 31, 2011 compared with March 31, 2010 and an increase in valuation adjustments that reduced the value of our REO inventory. The foreclosed property income in the first quarter of 2010 was primarily due to the recognition of $562 million in fees from the cancellation and restructuring of some of our mortgage insurance coverage; there were no such fees recognized in the first quarter of 2011. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce our future exposure to our mortgage insurers.

Credit Loss Performance Metrics

Our credit-related expenses should be considered in conjunction with our credit loss performance. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with the acquisition of credit-impaired loans. We also exclude interest forgone on nonperforming loans in our mortgage portfolio, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses.

Historically, management viewed our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as indicators of the effectiveness of our credit risk management strategies. As our credit losses are now at such high levels, management has shifted focus to our loss mitigation strategies and the reduction of our total credit losses and away from the credit loss ratio to measure performance. However, we believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 13 details the components of our credit loss performance metrics as well as our average single-family and multifamily default rate and initial charge-off severity rate.

Table 13:  Credit Loss Performance Metrics

	For the Three Months Ended March 31,
	2011			2010
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)

Charge-offs, net of recoveries(2)	$4,704	61.2	bp	$4,844	62.9	bp
Foreclosed property (income) expense(2)	488	6.4		(19)	(0.2)

Credit losses including the effect of fair value losses on acquired credit-impaired loans	5,192	67.6		4,825	62.7
Less: Fair value losses resulting from acquired credit-impaired loans	(31)	(0.4)		(58)	(0.8)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense	525	6.9		380	4.9

Credit losses and credit loss ratio	$5,686	74.1	bp	$5,147	66.8	bp

Credit losses attributable to:
Single-family	$5,604			$5,062
Multifamily	82			85

Total	$5,686			$5,147

Average single-family default rate		0.44%			0.46%
Average single-family initial charge-off severity rate(3)		35.93%			35.40%

Average multifamily default rate		0.12%			0.09%
Average multifamily initial charge-off severity rate(3)		36.85%			40.25%

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	In the first quarter of 2011, expenses relating to preforeclosure taxes and insurance were recorded as charge-offs. These expenses were recorded as foreclosed property expense in the first quarter of 2010. The impact of including these costs in charge-offs for the first quarter of 2011 was 5.7 basis points.

(3)	Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from preforeclosure sales.

The increase in our credit losses is primarily due to an increase in foreclosed property expense. During the first quarter of 2010, we recognized $562 million of fees from the cancellation and restructuring of some of our mortgage insurance as a reduction to foreclosed property expense; no such fees were received in the first quarter of 2011. In addition, while defaults remain high, defaults in the first quarter of 2011 were lower than they would have been due to delays caused by the servicer foreclosure process deficiencies and the resulting foreclosure pause.

Our 2009, 2010 and first quarter of 2011 vintages accounted for approximately 1% of our single-family credit losses for the first quarter of 2011. Typically, credit losses on mortgage loans do not peak until the third through fifth years following origination. We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Regulatory Hypothetical Stress Test Scenario

Under a September 2005 agreement with FHFA’s predecessor, the Office of Federal Housing Enterprise Oversight, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Although other provisions of the September 2005 agreement were suspended in March 2009 by FHFA until further notice, this disclosure requirement was not suspended. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 14 compares the credit loss sensitivities for the periods indicated for first lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.

Table 14:  Single-Family Credit Loss Sensitivity(1)

	As of
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

Gross single-family credit loss sensitivity	$26,774	$25,937
Less: Projected credit risk sharing proceeds	(2,581)	(2,771)

Net single-family credit loss sensitivity	$24,193	$23,166

Outstanding single-family whole loans and Fannie Mae MBS	$2,815,575	$2,782,512
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.86%	0.83%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 97% of our total single-family guaranty book of business as of both March 31, 2011 and December 31, 2010. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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

Home Affordable Modification Program

We incurred impairments related to loans that had entered a trial modification under the Home Affordable Modification Program (“HAMP”) of $2.7 billion during the first quarter of 2011 compared with $7.6 billion during the first quarter of 2010. These include impairments on loans that entered into a trial modification under the program but that have not yet received, or that have been determined to be ineligible for, a permanent modification under the program. These impairments have been included in the calculation of our provision for loan losses in our condensed consolidated results of operations and comprehensive loss. The impairments do not include the reduction in our collective loss reserves which occurred as a result of beginning to individually assess the loan for impairment upon entering a trial modification. Please see “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” in our 2010 Form 10-K for a detailed discussion on these impairments.

We paid or accrued incentive fees for servicers of $80 million during the first quarter of 2011 compared with $68 million during the first quarter of 2010. These fees were related to loans modified under HAMP, which we recorded as part of “Other expenses.” Borrower incentive payments are included in the calculation of our allowance for loan losses for individually impaired loans. Additionally, our expenses under HAMP also include administrative costs.

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

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our condensed consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results in our 2010 Form 10-K in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” We are working on reorganizing our company by function rather than by business in order to improve our operational efficiencies and effectiveness. When we begin operating under a functional structure, we may change some of our management reporting and how we report our business segment results.

In this section, we summarize our segment results for the first quarters of 2011 and 2010 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 10, Segment Reporting” of this report for a reconciliation of our segment results to our condensed consolidated results.

Single-Family Business Results

Table 15 summarizes the financial results of our Single-Family business for the periods indicated. The primary sources of revenue for our Single-Family business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses, net interest expense and administrative expenses.

Table 15:  Single-Family Business Results

	For the Three Months Ended March 31,
	2011	2010	Variance
	(Dollars in millions)

Statement of operations data:(1)
Net interest expense	$(898)	$(1,945)	$1,047
Guaranty fee income(2)	1,871	1,768	103
Credit-related expenses(3)	(11,106)	(11,926)	820
Other expenses(4)	(586)	(513)	(73)

Loss before federal income taxes	(10,719)	(12,616)	1,897
Benefit (provision) for federal income taxes	(2)	51	(53)

Net loss attributable to Fannie Mae	$(10,721)	$(12,565)	$1,844

Other key performance data:
Single-family effective guaranty fee rate (in basis points)(5)	26.0	24.4
Single-family average charged guaranty fee on new acquisitions (in basis points)(6)	26.1	26.9
Average single-family guaranty book of business(7)	$2,881,300	$2,893,988
Single-family Fannie Mae MBS issues(8)	$166,673	$124,358

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(3)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property income or expense.

(4)	Consists of investment gains and losses, fee and other income, administrative expenses and other expenses.

(5)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

(6)	Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(7)	Consists of single-family mortgage loans held in our mortgage portfolio, single-family mortgage loans held by consolidated trusts, single-family Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(8)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period. The three months ended March 31, 2010 includes Housing Finance Agency (HFA) new issue bond program issuances of $3.1 billion. There were no HFA new issue bond program issuances in 2011.

Net Interest Expense

Net interest expense for the Single-Family business segment includes: (1) the cost to reimburse the Capital Markets group for interest income not recognized for loans in our mortgage portfolio on nonaccrual status; (2) the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status; (3) cash payments received on loans that have been placed on nonaccrual status; and (4) an allocated cost of capital charge among our three business segments. Net interest expense decreased in the first quarter of 2011 compared with the first quarter of 2010 primarily due to a significant decrease in interest income not recognized for loans on nonaccrual status because of a decline in the number of loans on nonaccrual status.

Guaranty Fee Income

Guaranty fee income increased in the first quarter of 2011 compared with the first quarter of 2010 due to an increase in the amortization of risk-based pricing adjustments.

Our average single-family guaranty book of business was relatively flat period over period despite our continued high market share because of the decline in U.S. residential mortgage debt outstanding. There were fewer new mortgage originations due to weakness in the housing market and an increase in liquidations due to the high level of foreclosures. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, remained high at 48.6% for the first quarter of 2011.

Credit-Related Expenses

Single-family credit-related expenses decreased in the first quarter of 2011 compared with the first quarter of 2010, primarily because our total single-family loss reserves increased less in the first quarter of 2011 compared with the first quarter of 2010.

Credit-related expenses and credit losses in the Single-Family business represent the substantial majority of our consolidated totals. We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses.”

Multifamily Business Results

Table 16 summarizes the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related expenses, administrative expenses and net operating losses from our partnership investments.

Table 16:  Multifamily Business Results

	For the Three Months Ended March 31,
	2011	2010	Variance
	(Dollars in millions)

Statement of operations data:
Guaranty fee income(1)	$209	$194	$15
Fee and other income	58	35	23
Losses from partnership investments(2)	(12)	(58)	46
Credit-related income(3)	64	42	22
Other expenses(4)	(67)	(101)	34

Income before federal income taxes	252	112	140
Provision for federal income taxes	(5)	(13)	8

Net income attributable to Fannie Mae	$247	$99	$148

Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(5)	44.0	41.8
Credit loss performance ratio (in basis points)(6)	17.3	18.3
Average multifamily guaranty book of business(7)	$190,012	$185,703
Multifamily new business volumes(8)	5,024	4,162
Multifamily units financed from new business volumes(9)	83,000	61,000
Fannie Mae multifamily MBS issuances(10)	8,581	4,073
Fannie Mae multifamily structured securities issuances (issued by Capital Markets group)(11)	1,400	1,821
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets Group’s results)(12)	230	205
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets Group’s portfolio(13)	114,375	117,709

	As of
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

Multifamily serious delinquency rate	0.64%	0.71%
Percentage of guaranty book of business with credit enhancement	90	89
Fannie Mae percentage of total multifamily mortgage debt outstanding(14)	20.5	20.1
Fannie Mae multifamily MBS outstanding(15)	$83,145	$77,251

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(2)	Losses from partnership investments is included in other expenses in our condensed consolidated statements of operations and comprehensive loss.

(3)	Consists of the benefit for loan losses, benefit for guaranty losses and foreclosed property expense.

(4)	Consists of net interest income or expense, investment gains, other income or expenses, and administrative expenses.

(5)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(6)	Calculated based on the annualized credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

(7)	Consists of multifamily mortgage loans held in our mortgage portfolio, multifamily mortgage loans held by consolidated trusts, multifamily Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(8)	Reflects unpaid principal balance of Fannie Mae MBS issued (excluding portfolio securitizations) and loans purchased during the period. The three months ended March 31, 2010 includes $1.0 billion of HFA new issue bond program issuances. There were no HFA new issue bond program issuances for the three months ended March 31, 2011.

(9)	Excludes HFA new issue bond program.

(10)	Reflects unpaid principal balance of Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS volumes, (b) $3.5 billion of Fannie Mae portfolio securitization transactions and (c) $119 million of conversion of adjustable rate loans to fixed rate loans and DMBS securities to MBS securities for the three months ended March 31, 2011. There were no Fannie Mae portfolio securitizations transactions or conversions of adjustable rate loans to fixed rate loans and DMBS securities to MBS securities for the three months ended March 31, 2010.

(11)	Reflects original unpaid principal balance of out-of-portfolio structured securities issuances by our Capital Markets Group.

(12)	Interest expense estimate based on allocated duration matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s portfolio.

(13)	Based on unpaid principal balance.

(14)	Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information as of March 31, 2011 is through December 31, 2010 and is based on the Federal Reserve’s March 2011 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Information as of December 31, 2010 is through September 30, 2010.

(15)	Includes $23.4 billion and $19.9 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheet, as of March 31, 2011 and December 31, 2010, respectively; and $1.4 billion of bonds issued by HFAs as of both March 31, 2011 and December 31, 2010.

Guaranty Fee Income

Multifamily guaranty fee income increased in the first quarter of 2011 compared with the first quarter of 2010 primarily due to higher fees charged on new acquisitions in recent years. New acquisitions with higher guaranty fees have become an increasingly large part of our book of business.

Credit-Related Income

Multifamily credit-related income increased in the first quarter of 2011 compared with the first quarter of 2010 primarily due to a modest decrease in the allowance for loan losses as the multifamily sector continued to show improvement.

Multifamily credit losses were relatively flat period over period at $82 million in the first quarter of 2011 compared with $85 million in the first quarter of 2010. While national multifamily market fundamentals improved during the first quarter of 2011, certain local markets and properties continue to exhibit weak fundamentals. As a result, we may continue to experience losses commensurate with 2010 levels for the remainder of 2011 despite generally improving market fundamentals.

Capital Markets Group Results

Table 17 summarizes the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion on the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion on the derivative instruments that Capital Markets uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments” in this report and “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” and “Notes to Consolidated Financial Statements—Note 10, Derivative Instruments and Hedging Activities” in our 2010 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, allocated guaranty fee expense, other-than-temporary impairment and administrative expenses.

Table 17:  Capital Markets Group Results

	For the Three Months
	Ended March 31,
	2011	2010	Variance
	(Dollars in millions)

Statement of operations data:
Net interest income(1)	$3,710	$3,057	$653
Investment gains, net(2)	870	792	78
Net other-than-temporary impairments	(44)	(236)	192
Fair value gains (losses), net(3)	218	(1,186)	1,404
Fee and other income	75	104	(29)
Other expenses(4)	(553)	(423)	(130)

Income before federal income taxes	4,276	2,108	2,168
Benefit for federal income taxes	5	29	(24)

Net income attributable to Fannie Mae	$4,281	$2,137	$2,144

(1)	Includes $2.0 billion and $795 million of contractual interest, excluding recoveries, on nonaccrual loans received from the Single-Family segment for the three months ended March 31, 2011 and 2010, respectively. Capital Markets net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Fair value gains or losses on trading securities include the trading securities that we own, regardless of whether the trust has been consolidated.

(4)	Includes allocated guaranty fee expense, debt extinguishment gains or losses, net, administrative expenses, and other income or expenses. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

Net Interest Income

The Capital Markets group reports interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our mortgage portfolio, when interest income is no longer recognized in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income reimbursements that the group receives, primarily from Single-Family, for the contractual interest due. The interest expense recognized on the Capital Markets group’s statement of operations is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our condensed consolidated balance sheets. Net interest expense also includes a cost of capital charge allocated among the three business segments.

The Capital Markets group’s net interest income increased in the first quarter of 2011 compared with the first quarter of 2010 primarily due to a decline in funding costs as we replaced higher cost debt with lower cost debt. This increase of net interest income was partially offset by a decline in interest income from our mortgage portfolio. Although our mortgage portfolio loan balance increased, the reduction of our mortgage securities balance and increase in the balance of nonperforming loans, mainly loans modified in a TDR and our purchases of delinquent loans from MBS trusts, caused the yield on our portfolio and our interest income to decline. The reimbursements of contractual interest due on nonaccrual loans, from the Single-Family business, were a significant portion of the Capital Markets group’s interest income during the first quarter of 2011. However, the increase in these reimbursements was offset by the decline in interest income on our mortgage-related securities because our securities portfolio balance has declined.

Additionally, Capital Markets’ net interest income and net interest yield increased in the first quarter of 2011 and 2010 as a result of funds we received from Treasury under the senior preferred stock purchase agreement because the cash received was used to reduce our debt and the cost of these funds is included in dividends rather than interest expense.

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value gains (losses), net” and is shown in “Table 9: Fair Value Gains (Losses), Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $635 million in the first quarter of 2011 compared with an $835 million decrease in the first quarter of 2010.

Net Other-Than-Temporary Impairments

The net other-than-temporary impairments recognized by the Capital Markets group is generally consistent with the amount reported in our condensed consolidated results of operations. See “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded in the first quarter of 2011.

Fair Value Gains (Losses), Net

The derivative gains and losses that are reported for the Capital Markets group are consistent with the same gains and losses reported in our condensed consolidated results of operations. We discuss details of these components of fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

The gains on our trading securities for the segment during the first quarter of 2011 were attributable to a narrowing of spreads on CMBS, partially offset by losses on agency MBS due to an increase in interest rates during the period.

The gains on our trading securities for the segment during the first quarter of 2010 were attributable to a narrowing of spreads on CMBS and decreases in interest rates during the period.

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

We are restricted by our senior preferred stock purchase agreement with Treasury in the amount of mortgage assets that we may own. Beginning on each December 31 and thereafter, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. The maximum allowable amount of mortgage assets we may own was reduced to $810 billion as of December 31, 2010 and will be reduced to $729 billion as of December 31, 2011. As of March 31, 2011, we owned $757.6 billion in mortgage assets, compared with $788.8 billion as of December 31, 2010.

Table 18 summarizes our Capital Markets group’s mortgage portfolio activity for the periods indicated.

Table 18:  Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months
	Ended March 31,
	2011	2010
	(Dollars in millions)

Total Capital Markets mortgage portfolio, beginning balance as of January 1	$788,771	$772,728
Mortgage loans:
Beginning balance as of January 1	427,074	281,162
Purchases	38,074	70,561
Securitizations(2)	(23,983)	(14,254)
Liquidations(3)	(19,309)	(7,192)

Mortgage loans, ending balance as of March 31	421,856	330,277
Mortgage securities:
Beginning balance as of January 1	$361,697	$491,566
Purchases(4)	5,090	29,186
Securitizations(2)	23,983	14,254
Sales	(35,426)	(79,784)
Liquidations(3)	(19,582)	(20,690)

Mortgage securities, ending balance as of March 31	335,762	434,532

Total Capital Markets mortgage portfolio, ending balance as of March 31	$757,618	$764,809

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under the accounting standards on the transfers of financial assets.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 19 shows the composition of the Capital Markets group’s mortgage portfolio as of March 31, 2011 and December 31, 2010.

Table 19:  Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

Capital Markets group’s mortgage loans:
Single-family loans
Government insured or guaranteed	$51,348	$51,783
Conventional:
Long-term, fixed-rate	239,723	237,096
Intermediate-term, fixed-rate	10,721	11,446
Adjustable-rate	29,496	31,526

Total single-family conventional	279,940	280,068

Total single-family loans	331,288	331,851

Multifamily loans
Government insured or guaranteed	413	431
Conventional:
Long-term, fixed-rate	4,180	4,413
Intermediate-term, fixed-rate	67,375	71,010
Adjustable-rate	18,600	19,369

Total multifamily conventional	90,155	94,792

Total multifamily loans	90,568	95,223

Total Capital Markets group’s mortgage loans	421,856	427,074

Capital Markets group’s mortgage-related securities:
Fannie Mae	238,330	260,429
Freddie Mac	15,659	17,332
Ginnie Mae	1,170	1,425
Alt-A private-label securities	21,590	22,283
Subprime private-label securities	17,653	18,038
CMBS	24,844	25,052
Mortgage revenue bonds	12,008	12,525
Other mortgage-related securities	4,508	4,613

Total Capital Markets group’s mortgage-related securities(2)	335,762	361,697

Total Capital Markets group’s mortgage portfolio	$757,618	$788,771

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $339.8 billion and $365.8 billion as of March 31, 2011 and December 31, 2010, respectively.

The Capital Markets group’s mortgage portfolio decreased from December 31, 2010 to March 31, 2011 primarily due to sales and liquidations, partially offset by purchases of delinquent loans from MBS trusts. We expect our mortgage portfolio to continue to decrease due to the restrictions on the amount of mortgage assets we may own under the terms of our senior preferred stock purchase agreement with Treasury.

We purchased approximately 113,000 delinquent loans with an unpaid principal balance of approximately $20 billion from our single-family MBS trusts in the first quarter of 2011. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $231.3 billion as of March 31, 2011. This population includes loans that have been modified and have been classified as TDRs as well as unmodified delinquent loans that are on nonaccrual status in our condensed consolidated financial statements.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. As of March 31, 2011, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was $6.8 billion. In April 2011, we purchased approximately 32,000 delinquent loans with an unpaid principal balance of $5.7 billion from our single-family MBS trusts.

CONSOLIDATED BALANCE SHEET ANALYSIS

The section below provides a discussion of our condensed consolidated balance sheets as of the dates indicated. You should read this section together with our condensed consolidated financial statements, including the accompanying notes.

Table 20 presents a summary of our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.

Table 20:  Summary of Condensed Consolidated Balance Sheets

	As of
	March 31,	December 31,
	2011	2010	Variance
	(Dollars in millions)

Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$46,081	$29,048	$17,033
Restricted cash	36,730	63,678	(26,948)
Investments in securities(1)	146,648	151,248	(4,600)
Mortgage loans
Of Fannie Mae	402,711	407,482	(4,771)
Of consolidated trusts	2,614,903	2,577,794	37,109
Allowance for loan losses	(67,557)	(61,556)	(6,001)

Mortgage loans, net of allowance for loan losses	2,950,057	2,923,720	26,337
Other assets(2)	47,526	54,278	(6,752)

Total assets	$3,227,042	$3,221,972	$5,070

Liabilities and equity (deficit)
Debt
Of Fannie Mae	$761,187	$780,044	$(18,857)
Of consolidated trusts	2,447,589	2,416,956	30,633
Other liabilities(3)	26,684	27,489	(805)

Total liabilities	3,235,460	3,224,489	10,971

Senior preferred stock	91,200	88,600	2,600
Other equity (deficit)(4)	(99,618)	(91,117)	(8,501)

Total stockholders’ equity (deficit)	(8,418)	(2,517)	(5,901)

Total liabilities and stockholders’ deficit	$3,227,042	$3,221,972	$5,070

(1)	Includes $33.5 billion as of March 31, 2011 and $32.8 billion as of December 31, 2010 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 31: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable, federal funds purchased and securities sold under agreements to repurchase, and other liabilities.

(4)	Consists of preferred stock, common stock, additional paid-in capital, accumulated deficit, accumulated other comprehensive loss, treasury stock, and noncontrolling interest.

Cash and Other Investments Portfolio

Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements are included in our cash and other investments portfolio. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Restricted Cash

Restricted cash primarily includes cash payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders. Our restricted cash decreased in the first quarter of 2011 primarily due to a decline in the volume of refinance activity as interest rates increased, resulting in a decrease in unscheduled payments received.

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value gains (losses), net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income” in our condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive loss. See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of March 31, 2011. Table 21 presents the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of March 31, 2011 and December 31, 2010.

Table 21:  Summary of Mortgage-Related Securities at Fair Value

	As of
	March 31, 2011	December 31, 2010
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$27,774	$30,226
Freddie Mac	16,557	18,322
Ginnie Mae	1,315	1,629
Alt-A private-label securities	15,350	15,573
Subprime private-label securities	11,207	11,513
CMBS	25,867	25,608
Mortgage revenue bonds	11,148	11,650
Other mortgage-related securities	3,947	3,974

Total	$113,165	$118,495

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, including sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime private-label securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $39.6 billion as of March 31, 2011, of which $32.0 billion was rated below investment grade. Table 22 presents the fair value of our investments in Alt-A and subprime private-label securities and an analysis of the cumulative losses on these investments as of March 31, 2011. As of March 31, 2011, we had realized actual cumulative principal shortfalls of approximately 3% of the total cumulative credit losses reported in this table and reflected in our condensed consolidated financial statements.

Table 22:  Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of March 31, 2011
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses(1)	Component(2)	Component(3)
	(Dollars in millions)

Trading securities:(4)
Alt-A private-label securities	$2,991	$1,658	$(1,287)	$(124)	$(1,163)
Subprime private-label securities	2,724	1,547	(1,176)	(268)	(908)

Total	$5,715	$3,205	$(2,463)	$(392)	$(2,071)

Available-for-sale securities:
Alt-A private-label securities	$18,599	$13,692	$(5,107)	$(1,645)	$(3,462)
Subprime private-label securities(5)	15,298	9,660	(5,678)	(1,449)	(4,229)

Total	$33,897	$23,352	$(10,785)	$(3,094)	$(7,691)

Grand Total	$39,612	$26,557	$(13,248)	$(3,486)	$(9,762)

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

(2)	Represents the estimated portion of the total cumulative losses that is noncredit-related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(3)	For securities classified as trading, amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available-for-sale, amounts reflect the estimated portion of total cumulative other-than-temporary credit impairment losses, net of accretion, that are recognized in earnings.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio as Fannie Mae securities.

(5)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities.

Table 23 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and CoreLogic, LoanPerformance (“CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of March 31, 2011. Based on the stressed condition of some of our financial guarantors, we believe some of these counterparties will not fully meet their obligation to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 23:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of March 31, 2011
	Unpaid Principal Balance						Monoline
		Available-			Average	Average	Financial
		for-		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
	(Dollars in millions)

Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$511	$—	33.1%	64.5%	18.2%	$—
2005	—	1,375	—	45.0	57.4	43.0	268
2006	—	1,335	—	46.5	65.8	32.3	144
2007	2,078	—	—	45.9	61.7	59.5	752
Other Alt-A mortgage loans:
2004 and prior	—	6,704	—	10.2	46.8	12.4	13
2005	90	4,347	129	24.4	57.0	6.6	—
2006	67	4,201	—	30.6	59.8	1.8	—
2007	756	—	194	44.4	67.2	30.2	314
2008(8)	—	126	—	—	—	—	—

Total Alt-A mortgage loans:	2,991	18,599	323				1,491

Subprime mortgage loans:
2004 and prior(9)	—	2,159	652	24.8	70.4	60.4	674
2005(8)	—	197	1,440	44.6	73.9	58.1	229
2006	—	12,303	—	49.7	78.0	19.6	52
2007	2,724	639	5,728	50.2	76.1	23.6	182

Total subprime mortgage loans:	2,724	15,298	7,820				1,137

Total Alt-A and subprime mortgage loans:	$5,715	$33,897	$8,143				$2,628

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflect information from March 2011 remittances for February 2011 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The CoreLogic severity data reflect information from March 2011 remittances for February 2011 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

(5)	Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own or guarantee. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancements in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own or guarantee.

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $126 million for the 2008 vintage of other Alt-A loans and $20 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities.

Mortgage Loans

The increase in mortgage loans, net of an allowance for loan losses in the first quarter of 2011 was primarily driven by securitization activity from our lender swap and portfolio securitization programs, partially offset by scheduled principal paydowns and prepayments. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”

Debt Instruments

Debt of Fannie Mae is the primary means of funding our mortgage investments. Debt of consolidated trusts represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our condensed consolidated balance sheets. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt as of March 31, 2011 and 2010 in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

The increase in debt of consolidated trusts in the first quarter of 2011 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificates are transferred from our ownership to a third party.

Derivative Instruments

We supplement our issuance of debt with interest rate related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. We aggregate, by derivative counterparty, the net fair value gain or loss, less any cash collateral paid or received, and report these amounts in our condensed consolidated balance sheets as either assets or liabilities.

Our derivative assets and liabilities consist of these risk management derivatives and our mortgage commitments. We refer to the difference between the derivative assets and derivative liabilities recorded in our condensed consolidated balance sheets as our net derivative asset or liability. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amounts as of March 31, 2011 and December 31, 2010 in “Note 9, Derivative Instruments.” Table 24 provides an analysis of the factors driving the change from December 31, 2010 to March 31, 2011 in the estimated fair value of our net derivative liability related to our risk management derivatives recorded in our condensed consolidated balance sheets.

Table 24:	Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net

For the Three
Months Ended
March 31, 2011
(Dollars in millions)

Net risk management derivative liability as of December 31, 2010	$(789)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(1)	58
Fair value at date of termination of contracts settled during the period(2)	308
Net collateral received	(705)
Periodic net cash contractual interest payments(3)	391

Total cash payments	52

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(635)
Net change in fair value during the period	751

Risk management derivatives fair value gains, net	116

Net risk management derivative liability as of March 31, 2011	$(621)

(1)	Cash receipts from sale of derivative option contracts increase the derivative liability recorded in our condensed consolidated balance sheets. Cash payments made to purchase derivative option contracts (purchased option premiums) increase the derivative asset recorded in our condensed consolidated balance sheets.

(2)	Cash payments made to terminate derivative contracts reduce the derivative liability recorded in our condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(3)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value gains (losses), net in our condensed consolidated statements of operations and comprehensive loss. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability. Also includes cash paid (received) on other derivatives contracts.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 9, Derivative Instruments.”

Stockholders’ Deficit

Our net deficit increased in the first quarter of 2011. See Table 25 in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for details of the change in our net deficit.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.

Table 25 summarizes changes in our stockholders’ deficit reported in our GAAP condensed consolidated balance sheets and in the fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the three months ended March 31, 2011. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 13, Fair Value.”

Table 25:	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the
Three Months Ended
March 31, 2011
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2010(1)	$(2,599)
Total comprehensive loss	(6,290)
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	2,600
Senior preferred stock dividends	(2,216)

Capital transactions, net	384
Other	6

Fannie Mae stockholders’ deficit as of March 31, 2011(1)	$(8,499)

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2010	$(120,294)
Capital transactions, net	384
Change in estimated fair value of net assets, excluding capital transactions	(11,231)

Decrease in estimated fair value of net assets, net	(10,847)

Estimated fair value of net assets as of March 31, 2011	$(131,141)

(1)	Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, consists of “Total Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

(2)	Represents capital transactions, which are reported in our condensed consolidated financial statements.

The $11.2 billion decrease in the fair value of our net assets, excluding capital transactions, during the first quarter of 2011 was attributable to:

•	A net decrease in the fair value due to credit-related items principally related to declining actual and expected home prices as well as a decrease in the estimated rate of prepayments, which increased the expected life of the guaranty book of business and increased expected credit losses. This net decrease due to credit-related items was partially offset by

•	An increase in the fair value of the net portfolio attributable to the positive impact of the spread between mortgage assets and associated debt and derivatives.

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

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

We present our non-GAAP fair value balance sheets in Table 26 below.

Table 26:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of March 31, 2011				As of December 31, 2010
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$56,561	$—	$56,561		$80,975	$—	$80,975
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,250	—	26,250		11,751	—	11,751
Trading securities	57,035	—	57,035		56,856	—	56,856
Available-for-sale securities	89,613	—	89,613		94,392	—	94,392
Mortgage loans:
Mortgage loans held for sale	1,414	44	1,458		915	—	915
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	348,644	(35,472)	313,172		358,698	(39,331)	319,367
Of consolidated trusts	2,599,999	18,737 (2)	2,618,736	(3)	2,564,107	46,038 (2)	2,610,145	(3)

Total mortgage loans	2,950,057	(16,691)	2,933,366	(4)	2,923,720	6,707	2,930,427	(4)
Advances to lenders	3,091	(151)	2,940	(5)(6)	7,215	(225)	6,990	(5)(6)
Derivative assets at fair value	279	—	279	(5)(6)	1,137	—	1,137	(5)(6)
Guaranty assets and buy-ups, net	459	440	899	(5)(6)	458	356	814	(5)(6)

Total financial assets	3,183,345	(16,402)	3,166,943	(7)	3,176,504	6,838	3,183,342	(7)
Credit enhancements	471	3,406	3,877	(5)(6)	479	3,286	3,765	(5)(6)
Other assets	43,226	(240)	42,986	(5)(6)	44,989	(261)	44,728	(5)(6)

Total assets	$3,227,042	$(13,236)	$3,213,806		$3,221,972	$9,863	$3,231,835

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$25	$—	$25		$52	$(1)	$51
Short-term debt:
Of Fannie Mae	147,092	41	147,133		151,884	90	151,974
Of consolidated trusts	5,156	—	5,156		5,359	—	5,359
Long-term debt:
Of Fannie Mae	614,095 (8)	19,055	633,150		628,160 (8)	21,524	649,684
Of consolidated trusts	2,442,433 (8)	88,041 (2)	2,530,474		2,411,597 (8)	103,332 (2)	2,514,929
Derivative liabilities at fair value	941	—	941	(9)(10)	1,715	—	1,715	(9)(10)
Guaranty obligations	760	2,667	3,427	(9)(10)	769	3,085	3,854	(9)(10)

Total financial liabilities	3,210,502	109,804	3,320,306	(7)	3,199,536	128,030	3,327,566	(7)
Other liabilities	24,958	(398)	24,560	(9)(10)	24,953	(472)	24,481	(9)(10)

Total liabilities	3,235,460	109,406	3,344,866		3,224,489	127,558	3,352,047
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(11)	91,200	—	91,200		88,600	—	88,600
Preferred	20,204	(18,987)	1,217		20,204	(19,829)	375
Common	(119,903)	(103,655)	(223,558)		(111,403)	(97,866)	(209,269)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(8,499)	$(122,642)	$(131,141)		$(2,599)	$(117,695)	$(120,294)
Noncontrolling interests	81	—	81		82	—	82

Total deficit	(8,418)	(122,642)	(131,060)		(2,517)	(117,695)	(120,212)

Total liabilities and equity (deficit)	$3,227,042	$(13,236)	$3,213,806		$3,221,972	$9,863	$3,231,835

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Fair value exceeds carrying value of consolidated loans and consolidated debt as a significant portion of these were consolidated at unpaid principal balance as of January 1, 2010, upon adoption of accounting standards on transfers of financial assets and consolidation of VIEs. Also impacting the difference between fair value and carrying value of the consolidated loans is the credit component included in consolidated loans, which has no corresponding impact on the consolidated debt.

(3)	Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheet of $3.0 billion as of both March 31, 2011 and December 31, 2010.

(4)	Performing loans had both a fair value and an unpaid principal balance of $2.8 trillion as of March 31, 2011 compared with a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of December 31, 2010. Nonperforming loans, which include loans that are delinquent by one or more payments, had a fair value of $143.4 billion and an unpaid principal balance of $254.4 billion as of March 31, 2011 compared with a fair value of $168.5 billion and an unpaid principal balance of $287.4 billion as of December 31, 2010. See “Note 13, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)	The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)	“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $26.6 billion and $27.5 billion as of March 31, 2011 and December 31, 2010, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to Lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $4.3 billion and $9.3 billion as of March 31, 2011 and December 31, 2010, respectively.

(7)	We determined the estimated fair value of these financial instruments in accordance with the fair value accounting standard as described in “Note 13, Fair Value.”

(8)	Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $3.1 billion and $3.2 billion as of March 31, 2011 and December 31, 2010, respectively.

(9)	The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(10)	“Other liabilities” include the Accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $13.8 billion as of both March 31, 2011 and December 31, 2010. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $1.7 billion and $2.5 billion as of March 31, 2011 and December 31, 2010, respectively.

(11)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Our business activities require that we maintain adequate liquidity to fund our operations. Our liquidity risk management policy is designed to address our liquidity risk. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. Liquidity risk management involves forecasting funding requirements and maintaining sufficient capacity to meet these needs.

Our Treasury group is responsible for implementing our liquidity and contingency planning strategies. We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt. While our liquidity contingency planning attempts to address stressed market conditions and our status under conservatorship and Treasury arrangements, we believe that our liquidity contingency planning may be difficult or impossible to execute for a company of our size in our circumstances. See “Risk Factors” in our 2010 Form 10-K for a description of the risks associated with our contingency planning.

Our liquidity position could be adversely affected by many causes, both internal and external to our business, including: actions taken by the conservator, the Federal Reserve, U.S. Treasury or other government agencies; legislation relating to us or our business; an unexpected systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; public statements by key policy makers; a downgrade in the credit ratings of our senior unsecured debt or the U.S. government’s debt from the major ratings organizations; a significant further decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector; or elimination of our GSE status.

Debt Funding

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt.

We have a diversified funding base of domestic and international investors. Purchasers of our debt securities are geographically diversified and include fund managers, commercial banks, pension funds, insurance companies, foreign central banks, corporations, state and local governments, and other municipal authorities.

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

Table 27:	Activity in Debt of Fannie Mae

	For the Three Months
	Ended March 31,
	2011	2010(2)
	(Dollars in millions)

Issued during the period:
Short-term:
Amount	$88,201	$138,480
Weighted-average interest rate	0.15%	0.23%
Long-term:
Amount	$51,737	$101,964
Weighted-average interest rate	2.13%	2.28%
Total issued:
Amount	$139,938	$240,444
Weighted-average interest rate	0.88%	1.09%
Paid off during the period:(1)
Short-term:
Amount	$93,031	$130,866
Weighted-average interest rate	0.26%	0.23%
Long-term:
Amount	$66,857	$95,163
Weighted-average interest rate	2.82%	3.30%
Total paid off:
Amount	$159,888	$226,029
Weighted-average interest rate	1.33%	1.53%

(1)	Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases.

(2)	For the three months ended March 31, 2010, we revised the weighted-average interest rate on short-term issued and total issued debt primarily to reflect weighting based on transaction level data.

Debt funding activity in the first quarter of 2011 was lower compared with the first quarter of 2010 primarily because we decreased our redemptions of callable debt and had a lower amount of outstanding debt that matured in the first quarter of 2011, which reduced the amount of debt we needed to issue. In addition, our funding needs decreased because of a decrease in purchases of delinquent loans from MBS trusts. During the first half of 2010, we purchased a significant amount of loans from MBS trusts that were four or more consecutive monthly payments delinquent.

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. On February 11, 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. For more information on GSE reform, see “Legislative and Regulatory Developments—GSE Reform.”

In addition, future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” in this report and in our 2010 Form 10-K for a discussion of the risks we face relating to (1) the uncertain future of our company; (2) our reliance on the issuance of debt securities to obtain funds for our operations; and (3) our liquidity contingency plans.

Outstanding Debt

Total outstanding debt of Fannie Mae consists of federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts.

As of March 31, 2011, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt remained constant at 19% compared with December 31, 2010. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.69% as of March 31, 2011 from 2.77% as of December 31, 2010.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Our debt cap under the senior preferred stock purchase agreement was reduced to $972 billion in 2011. As of March 31, 2011, our aggregate indebtedness totaled $774.0 billion, which was $198.0 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt cap reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 28 provides information as of March 31, 2011 and December 31, 2010 on our outstanding short-term and long-term debt based on its original contractual terms.

Table 28:	Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	March 31, 2011			December 31, 2010
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$25	0.01%	—	$52	2.20%

Short-term debt:
Fixed-rate:
Discount notes	—	$146,751	0.26%	—	$151,500	0.32%
Foreign exchange discount notes	—	341	2.51	—	384	2.43

Total short-term debt of Fannie Mae(2)		147,092	0.27		151,884	0.32
Debt of consolidated trusts	—	5,156	0.22	—	5,359	0.23

Total short-term debt		$152,248	0.27%		$157,243	0.32%

Long-term debt:
Senior fixed:
Benchmark notes and bonds	2011 - 2030	$291,851	3.14%	2011 - 2030	$300,344	3.20%
Medium-term notes	2011 - 2021	190,950	2.00	2011 - 2020	199,266	2.13
Foreign exchange notes and bonds	2017 - 2028	1,204	6.07	2017 - 2028	1,177	6.21
Other long-term debt(3)	2011 - 2040	47,630	5.64	2011 - 2040	44,893	5.64

Total senior fixed		531,635	2.96		545,680	3.02
Senior floating:
Medium-term notes	2011 - 2016	74,454	0.30	2011 - 2015	72,039	0.31
Other long-term debt(3)	2020 - 2037	389	5.27	2020 - 2037	386	4.92

Total senior floating		74,843	0.32		72,425	0.34
Subordinated fixed-rate:
Qualifying subordinated(4)	2012 - 2014	4,893	5.08	2011 - 2014	7,392	5.47
Subordinated debentures	2019	2,724	9.91	2019	2,663	9.91

Total subordinated fixed-rate		7,617	6.80		10,055	6.65

Total long-term debt of Fannie Mae(5)		614,095	2.69		628,160	2.77
Debt of consolidated trusts(3)	2011 - 2051	2,442,433	4.61	2011 - 2051	2,411,597	4.59

Total long-term debt		$3,056,528	4.23%		$3,039,757	4.22%

Outstanding callable debt of Fannie Mae(6)		$204,664	2.50%		$219,804	2.53%

(1)	Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments and debt of consolidated trusts, totaled $772.6 billion and $792.6 billion as of March 31, 2011 and December 31, 2010, respectively.

(2)	Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $67 million and $128 million as of March 31, 2011 and December 31, 2010, respectively.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Consists of subordinated debt with an interest deferral feature.

(5)	Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $87.5 billion and $95.4 billion as of March 31, 2011 and December 31, 2010, respectively. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $11.4 billion and $12.4 billion as of March 31,

2011 and December 31, 2010, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $625.5 billion and $640.5 billion as of March 31, 2011 and December 31, 2010, respectively.

(6)	Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 29 presents the maturity profile, as of March 31, 2011, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt of consolidated trusts and federal funds purchased and securities sold under agreements to repurchase, to 31% as of March 31, 2011, compared with 32% as of December 31, 2010. The weighted-average maturity of our outstanding debt that is maturing within one year was 98 days as of March 31, 2011, compared with 116 days as of December 31, 2010.

Table 29:	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $103 million as of March 31, 2011. Excludes debt of consolidated trusts maturing within one year of $9.6 billion and federal funds purchased and securities sold under agreements to repurchase of $25 million as of March 31, 2011.

Table 30 presents the maturity profile, as of March 31, 2011, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 58 months as of both March 31, 2011 and December 31, 2010.

Table 30:	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $11.4 billion as of March 31, 2011. Excludes debt of consolidated trusts of $2.4 trillion as of March 31, 2011.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Cash and Other Investments Portfolio

Table 31 provides information on the composition of our cash and other investments portfolio for the periods indicated.

Table 31:	Cash and Other Investments Portfolio

	As of
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

Cash and cash equivalents	$19,831	$17,297
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,250	11,751
Non-mortgage-related securities:
U.S. Treasury securities(1)	29,383	27,432
Asset-backed securities(2)	4,100	5,321

Total non-mortgage-related securities	33,483	32,753

Total cash and other investments	$79,564	$61,801

(1)	Excludes $3.1 billion and $4.0 billion of U.S. Treasury securities which are a component of cash equivalents as of March 31, 2011 and December 31, 2010, respectively, as these securities had a maturity at the date of acquisition of three months or less.

(2)	Includes securities primarily backed by credit cards loans, student loans and automobile loans.

Our cash and other investments portfolio increased from December 31, 2010 to March 31, 2011 primarily due to a decrease in the weighted-average maturity of our outstanding debt in the first quarter of 2011, which resulted in an increase in the amount of cash and highly liquid non-mortgage securities we were required to hold pursuant to our liquidity risk management policy.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent on our credit ratings from the major ratings organizations. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions.

While there have been no changes in our credit ratings from December 31, 2010 to May 2, 2011, on April 20, 2011, Standard & Poor’s revised its outlook on the debt issues of Fannie Mae to negative from stable. This action followed Standard & Poor’s revision to the outlook of the U.S. government’s long-term credit rating to negative from stable. Standard & Poor’s noted that the ratings on Fannie Mae and other government-related entities are constrained by the long-term sovereign rating on the U.S. government and noted that it will not raise the outlooks or ratings on these entities above the U.S. government as long as the ratings and outlook on the U.S. remain unchanged. Standard & Poor’s also stated that if it were to lower its ratings on the U.S. government, it would likely lower the ratings on the debt of Fannie Mae and other government-related entities.

Table 32 presents the credit ratings issued by the three major credit rating agencies as of May 2, 2011.

Table 32:	Fannie Mae Credit Ratings

As of May 2, 2011
	Standard & Poor’s	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Negative	Stable	Stable
	(for Long Term Senior Debt	(for all ratings)	(for AAA rated Long Term
	and Qualifying Subordinated Debt)		Issuer Default Rating)

Cash Flows

Three Months Ended March 31, 2011.  Cash and cash equivalents of $19.8 billion as of March 31, 2011 increased by $2.5 billion from December 31, 2010 driven by net cash inflows provided by operating activities of $2.6 billion. Net cash generated from investing activities totaled $123.8 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were offset by net cash used in financing activities of $123.9 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt.

Three Months Ended March 31, 2010.  Cash and cash equivalents of $30.5 billion as of March 31, 2010 increased by $23.7 billion from December 31, 2009. Net cash generated from investing activities totaled $108.7 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were partially offset by net cash outflows used in operating activities of $30.9 billion resulting primarily from purchases of trading securities. The net cash used in financing activities of $54.2 billion was primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

Capital Management

Regulatory Capital

FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting on our critical capital, risk-

based capital or subordinated debt levels during the conservatorship. For information on our minimum capital requirements see “Note 11, Regulatory Capital Requirements.”

Senior Preferred Stock Purchase Agreement

As a result of the covenants under the senior preferred stock purchase agreement and Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement.

Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $90.2 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2011. In May 2011, the Acting Director of FHFA submitted a request for $8.5 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of March 31, 2011, and requested receipt of those funds on or prior to June 30, 2011. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $99.7 billion.

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

As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. A quarterly commitment fee was scheduled to be set by Treasury beginning on March 31, 2011. This commitment fee was waived by Treasury for the first quarter of 2011. On March 31, 2011, FHFA was notified by Treasury that it was waiving the commitment fee for the second quarter of 2011 due to the continued fragility of the U.S. mortgage market and because Treasury believed that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury further noted that it would reevaluate the situation during the next calendar quarter to determine whether to set the quarterly commitment fee for the next quarter under the senior preferred stock purchase agreement.

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

Our first quarter dividend of $2.2 billion was declared by the conservator and paid by us on March 31, 2011. Upon receipt of additional funds from Treasury in June 2011, which FHFA requested on our behalf in May 2011, the annualized dividend on the senior preferred stock will be $10.0 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $56.7 billion as of March 31, 2011 and $56.9 billion as of December 31, 2010.

Under the temporary credit and liquidity facilities program in which we provide assistance to housing finance agencies (“HFAs”) and in which Treasury has purchased participation interests, our outstanding commitments totaled $3.5 billion as of March 31, 2011 and $3.7 billion as of December 31, 2010. Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $17.7 billion as of March 31, 2011 and $17.8 billion as of December 31, 2010. As of both March 31, 2011 and December 31, 2010, there were no liquidity guarantee advances outstanding. For a description of these programs, see “MD&A—Off-Balance Sheet Arrangements—Treasury Housing Finance Agency Initiative” in our 2010 Form 10-K.

RISK MANAGEMENT

Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to manage these risks and mitigate our losses by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities. In addition to these financial risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Legislative and Regulatory Developments—GSE Reform” and “Risk Factors.” We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including model, legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions.

In this section we provide an update on our management of our major risk categories. For a more complete discussion of the financial risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” in our 2010 Form 10-K and “Risk Factors” in our 2010 Form 10-K.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. Continuing adverse market conditions have resulted in significant exposure to mortgage and institutional counterparty credit risk. The metrics used to measure credit risk are generated using internal models. Our internal models require numerous assumptions and there are inherent limitations in any methodology used to estimate macro-economic factors such as home prices, unemployment and interest rates and their impact on borrower behavior. When market conditions change rapidly and dramatically, the assumptions of our models may no longer accurately capture or reflect the changing conditions. On a continuous basis, management makes judgments about the appropriateness of the risk assessments indicated by the models. See “Risk Factors” in our 2010 Form 10-K for a discussion of the risks associated with our use of models.

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

Mortgage Credit Book of Business

Table 33 displays the composition of our entire mortgage credit book of business as of the periods indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of both March 31, 2011 and December 31, 2010.

The total mortgage credit book of business is not impacted by our repurchase of delinquent loans as this activity is a reclassification from loans of consolidated trusts to loans of Fannie Mae.

Table 33:  Composition of Mortgage Credit Book of Business(1)

	As of March 31, 2011
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
	(Dollars in millions)

Mortgage assets:
Mortgage loans(4)	$2,799,337	$52,516	$171,425	$453	$2,970,762	$52,969
Fannie Mae MBS(5)(7)	6,177	1,543	—	2	6,177	1,545
Agency mortgage-related securities(5)(6)	15,616	1,186	—	32	15,616	1,218
Mortgage revenue bonds(5)	2,140	1,077	7,192	1,599	9,332	2,676
Other mortgage-related securities(5)	42,475	1,629	24,844	15	67,319	1,644

Total mortgage assets	2,865,745	57,951	203,461	2,101	3,069,206	60,052
Unconsolidated Fannie Mae MBS(5)(7)	1,814	16,985	37	1,791	1,851	18,776
Other credit guarantees(8)	16,191	2,949	16,536	380	32,727	3,329

Mortgage credit book of business	$2,883,750	$77,885	$220,034	$4,272	$3,103,784	$82,157

Guaranty book of business	$2,823,519	$73,993	$187,998	$2,626	$3,011,517	$76,619

	As of December 31, 2010
	Single-Family		Multifamily		Total
	Conventional(2)	Government(3)	Conventional(2)	Government(3)	Conventional(2)	Government(3)
	(Dollars in millions)

Mortgage assets:
Mortgage loans(4)	$2,766,870	$52,577	$170,074	$476	$2,936,944	$53,053
Fannie Mae MBS(5)(7)	5,961	1,586	—	2	5,961	1,588
Agency mortgage-related securities(5)(6)	17,291	1,506	—	24	17,291	1,530
Mortgage revenue bonds(5)	2,197	1,190	7,449	1,689	9,646	2,879
Other mortgage-related securities(5)	43,634	1,657	25,052	15	68,686	1,672

Total mortgage assets	2,835,953	58,516	202,575	2,206	3,038,528	60,722
Unconsolidated Fannie Mae MBS(5)(7)	2,230	17,238	37	1,818	2,267	19,056
Other credit guarantees(8)	15,529	3,096	16,601	393	32,130	3,489

Mortgage credit book of business	$2,853,712	$78,850	$219,213	$4,417	$3,072,925	$83,267

Guaranty book of business	$2,790,590	$74,497	$186,712	$2,689	$2,977,302	$77,186

(1)	Based on unpaid principal balance.

(2)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured by the U.S. government or any of its agencies.

(3)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(4)	Includes unscheduled borrower principal payments.

(5)	Excludes unscheduled borrower principal payments.

(6)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(7)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(8)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

Single-Family Mortgage Credit Risk Management

Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies and underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These strategies, which we discuss in detail below, may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

The credit risk profile of our single-family mortgage credit book of business is influenced by, among other things, the credit profile of the borrower, features of the loan, loan product type, the type of property securing the loan and the housing market and general economy. We focus more on loans that we believe pose a higher risk of default, which typically have been loans associated with higher mark-to-market LTV ratios, loans to borrowers with lower FICO credit scores and certain higher risk loan product categories, such as Alt-A loans. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment.

The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our single-family guaranty book of business for which we have access to detailed loan-level information, which constituted over 99% of our single-family conventional guaranty book of business as of both March 31, 2011 and December 31, 2010. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. See “Risk Factors” in our 2010 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

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

Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards

In evaluating our single-family mortgage credit risk, we closely monitor changes in housing and economic conditions and the impact of those changes on the credit risk profile of our single-family mortgage credit book of business. We regularly review and provide updates to our underwriting standards and eligibility guidelines that take into consideration changing market conditions.

For additional discussion of our acquisition policy, underwriting standards and use of mortgage insurance as a form of credit enhancement see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2010 Form 10-K. For a discussion of our aggregate mortgage insurance coverage as of March 31, 2011 and December 31, 2010, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”

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

Table 34 presents our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 34:  Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family		Percent of Single-Family
	Conventional Business Volume(2)		Conventional Guaranty
	For the Three Months Ended		Book of Business(3)(4)
	March 31,		As of
	2011	2010	March 31, 2011	December 31, 2010
	(Dollars in millions)

Original LTV ratio:(5)
<= 60%	30%	30%	24%	24%
60.01% to 70%	16	16	16	16
70.01% to 80%	38	37	42	41
80.01% to 90%(6)	8	9	9	9
90.01% to 100%(6)	6	6	8	9
Greater than 100%(6)	2	2	1	1

Total	100%	100%	100%	100%

Weighted average	69%	69%	71%	71%
Average loan amount	$213,710	$224,719	$156,557	$155,531
Estimated mark-to-market LTV ratio:(7)
<= 60%			27%	28%
60.01% to 70%			12	13
70.01% to 80%			17	19
80.01% to 90%			16	15
90.01% to 100%			10	9
Greater than 100%			18	16

Total			100%	100%

Weighted average			79%	77%
Product type:
Fixed-rate:(8)
Long-term	68%	72%	74%	74%
Intermediate-term	25	20	14	14
Interest-only	*	*	2	2

Total fixed-rate	93	92	90	90

Adjustable-rate:
Interest-only	1	2	3	4
Other ARMs	6	6	7	6

Total adjustable-rate	7	8	10	10

Total	100%	100%	100%	100%

Number of property units:
1 unit	98%	98%	97%	97%
2-4 units	2	2	3	3

Total	100%	100%	100%	100%

	Percent of Single-Family		Percent of Single-Family
	Conventional Business Volume(2)		Conventional Guaranty
	For the Three Months Ended		Book of Business(3)(4)
	March 31,		As of
	2011	2010	March 31, 2011	December 31, 2010
	(Dollars in millions)

Property type:
Single-family homes	91%	90%	91%	91%
Condo/Co-op	9	10	9	9

Total	100%	100%	100%	100%

Occupancy type:
Primary residence	89%	90%	89%	90%
Second/vacation home	5	5	5	4
Investor	6	5	6	6

Total	100%	100%	100%	100%

FICO credit score:
< 620	* %	1%	3%	4%
620 to < 660	2	2	7	7
660 to < 700	7	8	14	15
700 to < 740	17	18	21	21
>= 740	74	71	55	53

Total	100%	100%	100%	100%

Weighted average	762	758	736	735
Loan purpose:
Purchase	18%	22%	32%	33%
Cash-out refinance	19	20	29	29
Other refinance	63	58	39	38

Total	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	15%	15%	15%	15%
Northeast	20	21	19	19
Southeast	20	18	24	24
Southwest	15	14	15	15
West	30	32	27	27

Total	100%	100%	100%	100%

Origination year:
<= 2001			2%	2%
2002			3	3
2003			10	11
2004			6	7
2005			8	9
2006			8	8
2007			11	12
2008			8	9
2009			20	21
2010			21	18
2011			3	—

Total			100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of both March 31, 2011 and December 31, 2010. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition. Single-Family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)	Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 4.3% of our single-family conventional guaranty book of business as of March 31, 2011 and 3.9% as of December 31, 2010. See “Business—Our Charter and Regulation of Our Activities—Charter Act-Loan Standards” in our 2010 Form 10-K for additional information on loan limits.

(5)	The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)	We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under Refi Plus, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have a LTV ratio over 80%.

(7)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(8)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate has maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(9)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary

We continue to see the positive effects of actions we took beginning in 2008 to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. The single-family loans we purchased or guaranteed in the first quarter of 2011 have a strong credit profile with a weighted average original LTV ratio of 69%, a weighted average FICO credit score of 762, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. Due to lower acquisition volume and the relatively high volume of Refi Plus loans (including HARP), the LTV ratios at origination for our 2011 acquisitions to date are higher than for our 2009 and 2010 acquisitions.

Whether our acquisitions throughout 2011 will exhibit the same credit profile as our recent acquisitions depends on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers’ eligibility standards, our future volume of Refi Plus acquisitions, which typically include higher LTV ratios and lower FICO credit scores, and future market conditions. FHA’s role as the lower-cost option for some consumers, or in some cases the only option, for loans with higher LTV ratios reduced our acquisition of these types of loans. We expect the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices.

The credit profile of our acquisitions in the first quarter of 2011 was further influenced by a significant percentage of our acquisitions representing refinanced loans, which generally have a strong credit profile because refinancing indicates the borrower’s ability to make their mortgage payment and desire to maintain homeownership. Refinancings represented 82% of our single-family acquisitions in the first quarter of 2011. While refinanced loans have historically tended to perform better than loans used for initial home purchase, Refi Plus loans may not ultimately perform as strongly as traditional refinanced loans because these loans, which relate to non-delinquent Fannie Mae mortgages that were refinanced, may have original LTV ratios as high as 125% and, in some cases, lower FICO credit scores than we generally require. In the first quarter of 2011, our regulator granted our request for an extension of our ability to acquire loans under Refi Plus with LTV ratios greater than 80% and up to 125% for loans originated through June 2012. Approximately 17% of our single-family conventional business volume for the first quarter of 2010 consisted of loans with LTV ratios higher than 80% at the time of purchase. For the first quarter of 2011, these loans accounted for 16% of our single-family business volume.

The prolonged and severe decline in home prices has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business to remain high at 79% as of March 31, 2011, and 77% as of December 31, 2010. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 18% as of March 31, 2011, and 16% as of December 31, 2010. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

Our exposure, as discussed in this paragraph, to Alt-A and subprime loans included in our single-family conventional guaranty book of business does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of our exposure to private-label mortgage-related securities backed by Alt-A and subprime loans. As a result of our decision to discontinue the purchase of newly originated Alt-A loans, except for those that represent the refinancing of an existing Fannie Mae loan, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time. We are also not currently acquiring newly originated subprime loans. We have classified a mortgage loan as Alt-A if the lender that delivered the loan to us classified the loan as Alt-A based on documentation or other features. We have classified a mortgage loan as subprime if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender. We exclude from the subprime classification loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We apply our classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $203.7 billion as of March 31, 2011, represented approximately 7.2% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $6.3 billion as of March 31, 2011, represented approximately 0.2% of our single-family conventional guaranty book of business. See “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for information on our single-family book of business.

The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $122.4 billion, or 4.3% of our single-family conventional guaranty book of business, as of March 31, 2011 and $109.7 billion, or 3.9% of our single-family conventional guaranty book of business, as of December 31, 2010. Jumbo-conforming and high-balance loans refer to high-balance loans we acquired pursuant to the Economic Stimulus Act of 2008, the 2008 Reform Act and the American Recovery and Reinvestment Act of 2009, which increased our conforming loan limits in certain high-cost areas above our standard conforming loan limit. These increases are currently in effect for mortgages originated through September 30, 2011 and will expire at that time, unless Congress acts to extend them. The standard conforming loan limit for a one-unit property was $417,000 in 2011 and 2010. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” in our 2010 Form 10-K for additional information on our loan limits.

The outstanding unpaid principal balance of reverse mortgage whole loans included in our mortgage portfolio was $50.9 billion as of March 31, 2011 and $50.8 billion as of December 31, 2010. Our reverse-mortgage portfolio could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee, and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through the FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans. In December 2010, we communicated to our lenders that we are exiting the reverse mortgage business and will no longer acquire newly originated home equity conversion mortgages.

Problem Loan Management

Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to reduce the severity of the losses we incur. If a borrower does not make required payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. We refer to actions taken by servicers with borrowers to resolve existing or potential delinquent loan payments as “workouts.” Our loan workouts reflect our various types of home retention strategies and foreclosure alternatives.

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

Table 35:  Delinquency Status of Single-Family Conventional Loans

	As of
	March 31,	December 31,	March 31,
	2011	2010	2010

As of period end:
Delinquency status:
30 to 59 days delinquent	1.93%	2.32%	2.09%
60 to 89 days delinquent	0.70	0.87	0.90
Seriously delinquent	4.27	4.48	5.47
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	71%	67%	62%

Early Stage Delinquency

The prolonged and severe decline in home prices, coupled with continued high unemployment, caused an overall increase in the number of early stage delinquencies—loans that are delinquent but less than three monthly payments past due—over the past several years. However, the number of early stage delinquencies has decreased as of March 31, 2011 compared with December 31, 2010.

Serious Delinquency

The number of loans at risk of becoming seriously delinquent has diminished in 2011 as early stage delinquencies have decreased. As of March 31, 2011, the percentage and number of our single-family conventional loans that were seriously delinquent decreased, as compared with December 31, 2010, and has decreased every month since February 2010. The decrease in our serious delinquency rate in 2010 and the first quarter of 2011 was primarily the result of home retention solutions, mainly loan modifications, and foreclosure alternatives completed, combined with foreclosures when a viable solution was not available. The volume of loans impacted by these actions continues to exceed the number of loans becoming seriously delinquent, thereby decreasing our percentage of seriously delinquent loans. The decrease is also attributable to our acquisition of loans with stronger credit profiles in 2010 and the first quarter of 2011.

We expect serious delinquency rates will continue to be affected in the future by changes in economic factors such as home prices, unemployment rates and household wealth, and by the extent to which borrowers with modified loans again become delinquent in their payments.

We continue to work with our servicers to reduce delays in determining and executing the appropriate workout solution. However, the continued negative conditions in the current economic environment, such as the sustained weakness in the housing market and high unemployment, have continued to adversely affect the serious delinquency rates across our single-family conventional guaranty book of business and the serious delinquency rate remains elevated. Additionally, the period of time that loans are seriously delinquent continues to remain extended.

Table 36 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the periods indicated for single-family conventional loans in our single-family guaranty book of business.

Table 36:  Serious Delinquency Rates

	March 31, 2011		December 31, 2010		March 31, 2010
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	3.99%	15%	4.16%	16%	4.96%
Northeast	19	4.30	19	4.38	19	4.74
Southeast	24	6.08	24	6.15	24	7.22
Southwest	15	2.73	15	3.05	15	4.17
West	27	3.61	27	4.06	26	5.55

Total single-family conventional loans	100%	4.27%	100%	4.48%	100%	5.47%

Single-family conventional loans:
Credit enhanced	15%	10.13%	15%	10.60%	17%	13.29%
Non-credit enhanced	85	3.26	85	3.40	83	3.90

Total single-family conventional loans	100%	4.27%	100%	4.48%	100%	5.47%

(1)	See footnote 9 to “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

While loans across our single-family guaranty book of business have been affected by the weak market conditions, loans in certain states, certain higher-risk loan categories, such as Alt-A loans, subprime loans and loans with higher mark-to-market LTVs, and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and/or account for a disproportionate share of our credit losses. States in the Midwest have experienced prolonged economic weakness and California, Florida, Arizona and Nevada have experienced the most significant declines in home prices coupled with unemployment rates that remain high.

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

Table 37:  Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	March 31, 2011				December 31, 2010				March 31, 2010
				Estimated				Estimated				Estimated
				Mark-to-				Mark-to-				Mark-to-
	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market
	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV
	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)
	(Dollars in millions)

States:
Arizona	$70,055	2%	5.16%	110%	$71,052	2%	6.23%	105%	$74,831	3%	8.76%	103%
California	518,569	19	3.35	78	507,598	18	3.89	76	492,294	17	5.72	77
Florida	182,943	7	12.40	110	184,101	7	12.31	107	192,724	7	13.27	103
Nevada	30,856	1	9.40	133	31,661	1	10.66	128	34,166	1	13.95	130
Select Midwest states(2)	294,182	10	4.62	82	292,734	11	4.80	80	302,017	11	5.65	80
All other states	1,718,421	61	3.34	73	1,695,615	61	3.46	71	1,701,543	61	4.19	70
Product type:
Alt-A	203,709	7	13.45	100	211,770	8	13.87	96	238,325	9	16.22	94
Subprime	6,328	*	27.47	108	6,499	*	28.20	103	7,179	*	31.47	100
Vintages:
2006	218,938	8	12.12	109	232,009	8	12.19	104	277,752	10	13.42	100
2007	315,420	11	13.08	109	334,110	12	13.24	104	401,782	14	14.85	99
All other vintages	2,280,667	81	2.50	72	2,216,642	80	2.62	70	2,118,041	76	3.12	68
Estimated mark-to- market LTV ratio:
Greater than 100%(1)	499,432	18	15.72	130	435,991	16	17.70	130	439,327	16	21.79	129
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	20,656	1	20.20	113	21,205	1	21.41	109	23,395	1	26.94	106

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

Loan Workout Metrics

The efforts of our mortgage servicers are critical in keeping people in their homes, preventing foreclosures and providing homeowner assistance. We continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. Additionally, partnering with our servicers, civic and community leaders and housing industry partners, we have launched a series of nationwide Mortgage Help Centers to accelerate the response time for struggling borrowers with loans owned by us. As of March 31, 2011, we have established six Mortgage Help Centers which completed approximately 800 home retention plans in the first quarter of 2011.

Our approach to workouts continues to address the large number of borrowers facing long-term, rather than short-term, financial hardships due to prolonged economic stress and high levels of unemployment. Accordingly, the vast majority of loan modifications we completed during the first quarter of 2011 were, as in recent periods, concentrated on lowering or deferring the borrowers’ monthly mortgage payments for a predetermined period of time to allow borrowers to work through their hardships.

In addition, we continue to focus on alternatives to foreclosure for borrowers who are unable to retain their homes. Our servicers work with a borrower to sell their home prior to foreclosure in a preforeclosure sale or accept a deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. Further, in cooperation with several Multiple Listing Services (“MLS”) across the nation, we developed the Short Sale Assistance Desk (“Assistance Desk”) to assist real estate professionals in handling post-offer short sale issues that may relate to servicer responsiveness, the existence of a second lien, or issues involving mortgage insurance. The Assistance Desk leverages the relationship between the participating MLSs and their members to collect and submit information to us using a dedicated submission form on the MLS website. Complementing this streamlined service, the participating MLS provides us with data to help improve valuations and make quicker decisions regarding short sale requests. The Assistance Desk is meant to serve as a catalyst for progress towards a resolution for the homeowner.

Table 38 provides statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications or repayment and forbearance plans that have been initiated but not completed.

Table 38:  Statistics on Single-Family Loan Workouts

	For the		For The		For the
	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2011		December 31, 2010		March 31, 2010
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
			(Dollars in millions)

Home retention strategies:
Modifications	$10,668	51,043	$82,826	403,506	$19,005	93,756
Repayment plans and forbearances completed	1,374	9,916	4,385	31,579	1,137	8,682
HomeSaver Advance first-lien loans	—	—	688	5,191	178	2,588

	$12,042	60,959	$87,899	440,276	$20,320	105,026

Foreclosure alternatives:
Preforeclosure sales	$3,415	15,344	$15,899	69,634	$3,817	16,457
Deeds-in-lieu of foreclosure	318	1,776	1,053	5,757	158	869

	$3,733	17,120	$16,952	75,391	$3,975	17,326

Total loan workouts	$15,775	78,079	$104,851	515,667	$24,295	122,352

Loan workouts as a percentage of single-family guaranty book of business(1)	2.18%	1.73%	3.66%	2.87%	3.38%	2.68%

(1)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.

The volume of workouts completed in the first quarter of 2011 decreased compared with the first quarter of 2010, in part because we began to require that certain non-HAMP modifications go through a trial period, which lowered the number of modifications that became permanent. The number of foreclosure alternatives we agreed to during the first quarter of 2011 remains high as these are favorable solutions for a growing number of borrowers. We expect the volume of our foreclosure alternatives to remain high throughout the remainder of 2011.

During the first quarter of 2011, approximately two-thirds of our loan modifications were completed under HAMP. During the first quarter of 2011, we initiated approximately 31,000 trial modifications under HAMP compared with 92,000 during the first quarter of 2010. We also initiated other types of loan modifications, repayment plans and forbearances. It is difficult to predict how many of these trial modifications and initiated plans will be completed.

Table 39 displays the profile of loan modifications (HAMP and non-HAMP) provided to borrowers for the three months ended March 31, 2011 and the year ended December 31, 2010.

Table 39:  Loan Modification Profile

	For the	For The
	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010

Term extension, interest rate reduction, or combination of both(1)	96%	93%
Initial reduction in monthly payment(2)	94	91
Estimated mark-to-market LTV ratio > 100%	64	53
Troubled debt restructurings	97	94

(1)	Reported statistics for term extension, interest rate reduction or the combination include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

A significant portion of our modifications pertain to loans with a mark-to-market LTV ratio greater than 100% because these borrowers are typically unable to refinance their mortgages or sell their homes for a price that allows them to pay off their mortgage obligation as their mortgages are greater than the value of their homes. Additionally, the serious delinquency rate for these loans tends to be significantly higher than the overall average serious delinquency rate. As of March 31, 2011, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 16%, compared with our overall average single-family serious delinquency rate of 4.27%.

Approximately 65% of loans modified during the first quarter of 2010 were current or had paid off as of one year following the loan modification date. In comparison, 39% of loans modified during the first quarter of 2009 were current or had paid off as of one year following the loan modification date. There is significant uncertainty regarding the ultimate long term success of our current modification efforts because of the economic and financial pressures on borrowers. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets.

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

Table 40:  Single-Family Foreclosed Properties

	For the Three Months
	Ended March 31,
	2011	2010

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	162,489	86,155
Acquisitions by geographic area:(2)
Midwest	11,285	15,095
Northeast	2,004	3,590
Southeast	10,976	17,748
Southwest	13,666	12,882
West	15,618	12,614

Total properties acquired through foreclosure	53,549	61,929
Dispositions of REO	(62,814)	(38,095)

End of period inventory of single-family foreclosed properties (REO)(1)	153,224	109,989

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$14,086	$11,423

Single-family foreclosure rate(4)	1.19%	1.36%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the annualized total number of properties acquired through foreclosure as a percentage of the total number of loans in our single-family conventional guaranty book of business as of the end of each respective period.

The continued weak economy, as well as high unemployment rates, continue to result in an increase in the percentage of our mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure. Additionally, the prolonged decline in home prices on a national basis has significantly reduced the values of our single-family REO. Our foreclosure rates remain high. However, foreclosure levels were lower than what they otherwise would have been in the first quarter of 2011 due to the delays caused by servicer foreclosure process deficiencies and the resulting foreclosure pause. Additionally, foreclosure levels during 2010 were affected by our directive to servicers to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a HAMP modification and that all other home retention and foreclosure prevention alternatives have been exhausted.

The percentage of our properties that we are unable to market for sale remains high. The most common reasons for our inability to market properties for sale are: (1) properties are within the period during which state law allows the former mortgagor and second lien holders to redeem the property (states which allow this are known as “redemption states”); (2) properties are still occupied by the person or personal property and the eviction process is not yet complete (“occupied status”); or (3) properties are being repaired. As we are unable to market a higher portion of our inventory, it slows the pace at which we can dispose of our properties and increases our foreclosed property expense related to costs associated with ensuring that the property is vacant and maintaining the property. For example, as of March 31, 2011, approximately 25% compared with 27% as of December 31, 2010, of our properties that we were unable to market for sale were in redemption status, which lengthens the time a property is in our REO inventory by an average of three to six months.

Additionally, as of March 31, 2011, approximately 39% compared with 40% as of December 31, 2010, of our properties that we were unable to market for sale were in occupied status, which lengthens the time a property is in our REO inventory by an average of one to three months.

As shown in Table 41 we have experienced a disproportionate share of foreclosures in certain states as compared with their share of our guaranty book of business. This is primarily because these states have had significant home price depreciation or weak economies, and in the case of California and Florida specifically, a significant number of Alt-A loans.

Table 41:  Single-Family Acquired Property Concentration Analysis

For the Three Months Ended
	As of		March 31, 2011	March 31, 2010
	March 31, 2011	December 31, 2010	Percentage of	Percentage of
	Percentage of	Percentage of	Properties	Properties
	Book	Book	Acquired	Acquired
	Outstanding(1)	Outstanding(1)	by Foreclosure(2)	by Foreclosure(2)

States:
Arizona, California, Florida, and Nevada	29%	28%	39%	36%
Illinois, Indiana, Michigan, and Ohio	10	11	17	19

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Calculated based on the number of properties acquired through foreclosure during the period divided by the total number of properties acquired through foreclosure.

We continue to work with our servicers to manage our foreclosure timelines and although we have expanded our loan workout initiatives to help borrowers stay in their homes, our foreclosure levels for the first quarter of 2011 remain high as a result of the continued adverse impact that the weak economy and high unemployment have had on the financial condition of borrowers. Although the foreclosure pause has negatively affected our foreclosure timelines and reduced the number of new REO acquisitions, we cannot yet predict the full impact of the pause.

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

While our multifamily mortgage credit book of business includes all of our multifamily mortgage-related assets, both on- and off-balance sheet, our guaranty book of business excludes non-Fannie Mae multifamily mortgage-related securities held in our portfolio for which we do not provide a guaranty. Our multifamily guaranty book of business consists of: multifamily mortgage loans held in our mortgage portfolio; Fannie Mae MBS held in our portfolio or by third parties; and other credit enhancements that we provide on mortgage assets.

The credit statistics reported below, unless otherwise noted, pertain only to a specific portion of our multifamily guaranty book of business for which we have access to detailed loan-level information. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information. The portion of our multifamily guaranty book of business for which we have detailed loan level-information, excluding loans that have been defeased, constituted 99% of our total multifamily guaranty book as of both March 31, 2011 and December 31, 2010.

See “Risk Factors” in our 2010 Form 10-K for a discussion of the risk due to our reliance on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business.

Multifamily Acquisition Policy and Underwriting Standards

Our Multifamily business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing (“DUS”) program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 84% of our multifamily guaranty book of business as of March 31, 2011 and December 31, 2010.

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

The weighted average original LTV ratio for our multifamily guaranty book of business was 66% as of March 31, 2011 and 67% as of December 31, 2010. The percentage of our multifamily guaranty book of business with an original LTV ratio greater than 80% was 5% as of both March 31, 2011 and December 31, 2010. We present the current risk profile of our multifamily guaranty book of business in “Note 6, Financial Guarantees.”

We monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the investment at the loan, property and portfolio level. We closely track the physical condition of the property, the relevant local market and economic conditions that may signal changing risk or return profiles and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans that merit closer attention or loss mitigation actions. We are managing our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to loans maturing in the near term. For our investments in multifamily loans, the primary asset management responsibilities are performed by our DUS and other multifamily lenders. We periodically evaluate the performance of our third-party service providers for compliance with our asset management criteria.

Problem Loan Management and Foreclosure Prevention

Unfavorable economic conditions have caused our multifamily serious delinquency rate and the level of defaults to remain elevated. Since delinquency rates are a lagging indicator, even if the market shows some improvement, we expect to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and enact proactive portfolio management and monitoring which are each designed to keep credit losses to a low level relative to our multifamily guaranty book of business.

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

Table 42:  Multifamily Serious Delinquency Rates

	As of
	March 31, 2011		December 31, 2010		March 31, 2010
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Multifamily loans:
Credit enhanced	90%	0.59%	89%	0.67%	89%	0.69%
Non-credit enhanced	10	1.05	11	1.01	11	1.56

Total multifamily loans	100%	0.64%	100%	0.71%	100%	0.79%

The multifamily serious delinquency rate decreased as of March 31, 2011 compared with both December 31, 2010 and March 31, 2010 as national multifamily market fundamentals continue to improve. Table 43 provides a comparison of our multifamily serious delinquency rates for loans acquired through DUS lenders and loans acquired through non-DUS lenders.

Table 43:  Multifamily Concentration Analysis

	As of						Percentage of
	March 31, 2011		December 31, 2010		March 31, 2010		Multifamily Credit Losses
	Percentage	Serious	Percentage	Serious	Percentage	Serious	For the Three Months Ended
	of Book	Delinquency	of Book	Delinquency	of Book	Delinquency	March 31,
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate	2011	2010

DUS small balance loans(1)	8%	0.68%	8%	0.55%	8%	0.47%	8%	12%
DUS non small balance loans(2)	70	0.48	70	0.56	68	0.56	70	72
Non-DUS small balance loans(1)	10	1.41	10	1.47	11	1.41	15	11
Non-DUS non small balance loans(2)	12	0.88	12	0.97	13	1.62	7	5

(1)	Loans with original unpaid principal balances less than or equal to $3 million except in high cost markets where they are loans with original unpaid principal balances less than or equal to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million except in high cost markets where they are loans with original unpaid principal balances greater than $5 million.

The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that align our interest with those of the borrowers and lenders. Smaller balance non-DUS loans continue to represent a disproportionate share of delinquencies but they are generally covered by loss sharing arrangements, which limit the credit losses incurred by us.

In addition, Arizona, Florida, Georgia, and Ohio, have a disproportionate share of seriously delinquent loans compared with their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These states accounted for 39% of multifamily serious delinquencies but only 10% of the multifamily guaranty book of business.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 44 compares our held for sale multifamily REO balances for the periods indicated.

Table 44:  Multifamily Foreclosed Properties

	For the Three Months Ended
	March 31,
	2011	2010

Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	222	73
Total properties acquired through foreclosure	50	47
Disposition of REO	(37)	(13)

End of period inventory of multifamily foreclosed properties (REO)	235	107

Carrying value of multifamily foreclosed properties (dollars in millions)	$576	$319

The increase in our multifamily foreclosed property inventory reflects the continuing stress on our multifamily guaranty book of business as certain local markets and properties continue to exhibit weak fundamentals, though national multifamily market fundamentals improved in 2011.

Institutional Counterparty Credit Risk Management

We rely on our institutional counterparties to provide services and credit enhancements, including primary and pool mortgage insurance coverage, risk sharing agreements with lenders and financial guaranty contracts that are critical to our business. Institutional counterparty credit risk is the risk that these institutional counterparties may fail to fulfill their contractual obligations to us, including seller/servicers who are obligated to repurchase loans from us or reimburse us for losses in certain circumstances. Defaults by a counterparty with significant obligations to us could result in significant financial losses to us.

See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2010 Form 10-K for additional information about our institutional counterparties, including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers and from document custodians.

Mortgage Seller/Servicers

Our business with our mortgage seller/servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 76% of our single-family guaranty book of business as of March 31, 2011, compared to 77% as of December 31, 2010. Our largest mortgage servicer is Bank of America which, together with its affiliates, serviced approximately 25% of our single-family guaranty book of business as of March 31, 2011, compared with 26% as of December 31, 2010. In addition, we had two other mortgage servicers, JPMorgan Chase & Co. and Wells Fargo Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of March 31, 2011. In addition, Wells Fargo Bank serviced over 10% of our multifamily guaranty book of business as of both March 31, 2011 and December 31, 2010. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively.

During the first quarter of 2011, our primary mortgage servicer counterparties have generally continued to meet their obligations to us. The large number of delinquent loans on their books of business may negatively affect the ability of these counterparties to continue to meet their obligations to us in the future.

Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to our demands that seller/servicers meet these obligations collectively as “repurchase requests.” During the first quarter of 2011, the number of our repurchase requests remained high. The aggregate unpaid principal balance of loans repurchased by our seller/servicers pursuant to their contractual obligations was approximately $1.6 billion, compared to $1.8 billion during the first quarter of 2010. In addition, as of March 31, 2011, we had $8.6 billion in outstanding repurchase requests related to loans that had been reviewed for potential breaches of contractual obligations, compared to $5.0 billion as of December 31, 2010. As of March 31, 2011, approximately 58% of our total outstanding repurchase requests had been made to one of our seller/servicers, compared to 41% as of December 31, 2010. As of March 31, 2011, 20% of our outstanding repurchase requests had been outstanding for more than 120 days from either the original loan repurchase request date or, for lenders remitting after the REO is disposed, the date of our final loss determination, compared to 30% as of December 31, 2010.

The amount of our outstanding repurchase requests provided above is based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than this amount. In addition, amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until the completion of a full underwriting review, once the documents and loan files are received.

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

We are exposed to the risk that a mortgage seller/servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud. See “Risk Factors” in our 2010 Form 10-K for additional discussion on risks of mortgage fraud to which we are exposed.

Mortgage Insurers

We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $94.8 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2011, which represented approximately 3% of our single-family guaranty book of business as of March 31, 2011. Primary mortgage insurance represented $90.2 billion of this total, and pool mortgage insurance was $4.6 billion. We had total mortgage insurance coverage risk in force of $95.9 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2010, which represented approximately 3% of our single-family guaranty book of business as of December 31, 2010. Primary mortgage insurance represented $91.2 billion of this total, and pool mortgage insurance was $4.7 billion of this total.

Table 45 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business by mortgage insurer for our top eight mortgage insurer counterparties as of March 31, 2011. These mortgage insurers provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of March 31, 2011.

Table 45:  Mortgage Insurance Coverage

	As of March 31, 2011
	Maximum Coverage(2)
Counterparty:(1)	Primary	Pool	Total
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$21,073	$1,781	$22,854
Radian Guaranty, Inc.	14,956	339	15,295
Genworth Mortgage Insurance Corporation	14,080	76	14,156
United Guaranty Residential Insurance Company	13,779	172	13,951
PMI Mortgage Insurance Co.	11,901	289	12,190
Republic Mortgage Insurance Company	9,317	1,206	10,523
Triad Guaranty Insurance Corporation	2,877	779	3,656
CMG Mortgage Insurance Company(3)	1,940	—	1,940

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Insurance Society.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. A number of our mortgage insurers have received waivers from their regulators regarding state-imposed risk-to-capital limits. Without these waivers, these mortgage insurers would not be able to continue to write new business in accordance with state regulatory requirements, should they fall below their regulatory capital requirements. In anticipation that a waiver may not be granted or continued by their regulator, at least one of our mortgage insurers arranged for another mortgage insurer subsidiary or affiliate to write new business on its behalf. The parent companies of several of our largest mortgage insurer counterparties raised capital, which may improve their ability to meet state-imposed risk-to-capital limits and their ability to continue paying our claims in full as they come due, to the extent that the capital raised by the parent companies is contributed to their respective mortgage insurance entities. Though we are unable to determine how long certain of our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits, at this time we continue to receive payments on our claims as they come due, except where deferred payment terms have been established.

Our mortgage insurer counterparties have increased the number of mortgage loans for which they have rescinded coverage. In those cases where mortgage insurance was obtained and the mortgage insurer has rescinded coverage, we generally require the seller/servicer to repurchase the loan or indemnify us against loss.

In 2010, some mortgage insurers disclosed that they entered into agreements with lenders whereby they agreed to waive certain rights to investigate claims for some of the lenders’ insured loans in return for some compensation against loss. Although these agreements do not affect our rights to demand repurchase in the event of violations of lender representations and warranties, these agreements are likely to result in fewer mortgage insurance rescissions for certain groups of loans. Fewer rescissions may result in Fannie Mae devoting more resources to an independent review process to determine whether loans subject to these agreements have underlying origination defects.

In April 2011, we issued an announcement which prohibited servicers from entering into any agreement that modifies the terms of an approved mortgage insurance master policy on loans delivered to us. We also required servicers to disclose any such agreements with mortgage insurers to us. With respect to our mortgage insurance counterparties, changes to the substance of their master policies have required our prior approval since 2005. In October 2010, we required our top mortgage insurers to notify us promptly of any agreement that affects their investigative or rescission rights. In April 2011, we further clarified and amended our mortgage insurer requirements to prohibit any agreement that has the effect of modifying a master policy, including any investigative or rescission rights, absent our approval. By taking these steps, we hope to mitigate the risk of loss for loans that would have resulted in mortgage insurance rescission, and—as a result—a lender repurchase, for loan defects that we may not have otherwise uncovered in our independent review process.

Besides evaluating their condition to assess whether we have incurred probable losses in connection with our coverage, we also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Except for Triad Guaranty Insurance Corporation, as of May 6, 2011, our private mortgage insurer counterparties remain qualified to conduct business with us.

As of March 31, 2011, our allowance for loan losses of $67.6 billion, allowance for accrued interest receivable of $2.9 billion and reserve for guaranty losses of $257 million incorporated an estimated recovery amount of approximately $16.5 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $17.4 billion as of March 31, 2011 and an adjustment of approximately $975 million which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims. As of December 31, 2010, our allowance for loan losses of $61.6 billion, allowance for accrued interest receivable of $3.4 billion and reserve for guaranty losses of $323 million incorporated an estimated recovery amount of approximately $16.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $17.5 billion as of December 31, 2010 and an adjustment of approximately $1.2 billion, which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $4.1 billion as of March 31, 2011 and $4.4 billion as of December 31, 2010 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $650 million as of March 31, 2011 and $648 million as of December 31, 2010 was due from our mortgage seller/servicers. We assessed the receivables for collectibility, and they were recorded net of a valuation allowance of $271 million as of March 31, 2011 and $317 million as of December 31, 2010 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.6 billion for the first quarter of 2011 and $6.4 billion for the year ended December 31, 2010.

Financial Guarantors

We were the beneficiary of financial guarantees totaling $8.6 billion as of March 31, 2011 and $8.8 billion as of December 31, 2010 on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $23.9 billion as of March 31, 2011 and $25.7 billion as of December 31, 2010.

With the exception of Ambac Assurance Corporation, none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of our financial guarantor counterparties, we believe that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future. We model our securities assuming the benefit of those external financial guarantees from guarantors that we determine are creditworthy. For additional discussions of our model methodology and key inputs used to estimate other-than-temporary impairment see “Note 5, Investments in Securities.”

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $14.8 billion as of March 31, 2011 and $15.6 billion as of December 31, 2010. As of March 31, 2011, 55% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $30.7 billion as of March 31, 2011 and $30.3 billion as of December 31, 2010. As of both March 31, 2011 and December 31, 2010, 41% of our maximum potential loss recovery on multifamily loans was from three lenders.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of Standard & Poor’s, Moody’s and Fitch ratings) was 46% as of both March 31, 2011 and December 31, 2010. The percentage of these recourse obligations to lender counterparties rated below investment grade was 23% as of both March 31, 2011 and December 31, 2010. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 31% as of both March 31, 2011 and December 31, 2010. Given the stressed financial condition of some of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

As noted above in “Multifamily Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that span the spectrum from large depositories to independent non-bank financial institutions. As of March 31, 2011, approximately 54% of the unpaid principal balance of loans in our guaranty book of business was serviced by our DUS lenders, which are institutions with an external investment grade credit rating or a guarantee from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. To ensure the level of risk associated with these lenders remains within our standards, we actively monitor their financial condition.

Custodial Depository Institutions

A total of $47.9 billion in deposits for single-family payments were received and held by 287 institutions in the month of March 2011 and a total of $75.4 billion in deposits for single-family payments were received and held by 289 institutions in the month of December 2010. Of these total deposits, 93% as of March 31, 2011 and 92% as of December 31, 2010 were held by institutions rated as investment grade by Standard & Poor’s, Moody’s and Fitch. Our ten largest custodial depository institutions held 93% of these deposits as of both March 31, 2011 and December 31, 2010.

Issuers of Investments Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio primarily consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, U.S. Treasury securities and asset-backed securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio. Our counterparty risk is primarily with financial institutions and Treasury.

Our cash and other investments portfolio, which totaled $79.6 billion as of March 31, 2011, included $32.5 billion of U.S. Treasury securities and $10.8 billion of unsecured positions. All of our unsecured positions were short-term deposits with financial institutions that had short-term credit ratings of A-1, P-1, F1 (or its equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively. As of December 31, 2010, our cash and other investments portfolio totaled $61.8 billion and included $31.5 billion of U.S. Treasury securities and $10.3 billion of unsecured positions. All of our unsecured positions were short-term deposits with financial institutions which had short-term credit ratings of A-1, P-1, F1 (or equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively.

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist. Derivatives in a gain position are included in our condensed consolidated balance sheets in “Other assets.” We manage our exposure to derivatives counterparties by requiring collateral in specified instances.

Our net credit exposure on derivatives contracts decreased to $104 million as of March 31, 2011, from $152 million as of December 31, 2010. We had outstanding interest rate and foreign currency derivative transactions with 15 counterparties as of March 31, 2011 and December 31, 2010. Derivatives transactions with nine of our counterparties accounted for approximately 91% of our total outstanding notional amount as of March 31, 2011, with each of these counterparties accounting for between approximately 5% and 16% of the total outstanding notional amount. In addition to the 15 counterparties with whom we had outstanding notional amounts as of March 31, 2011, we had a master netting agreement with one more counterparty with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future.

See “Note 9, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of March 31, 2011 and December 31, 2010. See “Risk Factors” in our 2010 Form 10-K for a discussion of the risks to our business posed by interest rate risk and a discussion of the risks to our business as a result of the increasing concentration of our derivatives counterparties.

Market Risk Management, Including Interest Rate Risk Management

We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure and our strategy for managing interest rate risk and spread risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” in our 2010 Form 10-K.

Measurement of Interest Rate Risk

Below we present two quantitative metrics that provide estimates of our interest rate exposure: (1) fair value sensitivity of net portfolio to changes in interest rate levels and slope of yield curve; and (2) duration gap. The metrics presented are calculated using internal models that require standard assumptions regarding interest rates and future prepayments of principal over the remaining life of our securities. These assumptions are derived based on the characteristics of the underlying structure of the securities and historical prepayment rates experienced at specified interest rate levels, taking into account current market conditions, the current mortgage rates of our existing outstanding loans, loan age and other factors. On a continuous basis, management makes judgments about the appropriateness of the risk assessments and will make adjustments as necessary to properly assess our interest rate exposure and manage our interest rate risk. The methodologies used to calculate risk estimates are periodically changed on a prospective basis to reflect improvements in the underlying estimation process.

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

In measuring the estimated impact of changes in the slope of the yield curve, we assume a constant 7-year rate and a shift of 16.7 basis points for the 1-year rate and 8.3 basis points for the 30-year rate. We believe the aforementioned interest rate shocks for our monthly disclosures represent moderate movements in interest rates over a one-month period.

Duration Gap

Duration gap measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios to the estimated cash flows of our liabilities. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption “Interest Rate Risk Disclosures” in our Monthly Summaries, which are available on our website and announced in a press release.

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

In addition, Table 46 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended March 31, 2011.

Table 46:  Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	March 31, 2011	December 31, 2010
	(Dollars in billions)

Rate level shock:
-100 basis points	$(0.2)	$(0.8)
-50 basis points	—	(0.2)
+50 basis points	(0.1)	(0.2)
+100 basis points	(0.3)	(0.5)
Rate slope shock:
-25 basis points (flattening)	—	(0.1)
+25 basis points (steepening)	—	0.1

	For the Three Months Ended March 31, 2011
	Duration	Rate Slope Shock	Rate Level Shock
	Gap	25 Bps	50 Bps
		Exposure
	(In months)
		(Dollars in billions)

Average	0.4	$0.1	$0.2
Minimum	(0.4)	—	0.1
Maximum	0.8	0.2	0.4
Standard deviation	0.2	—	0.1

(1)	Computed based on changes in LIBOR swap rates.

A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuance, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 47 shows an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 47:  Derivative Impact on Interest Rate Risk (50 Basis Points)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(Dollars in billions)

As of March 31, 2011	$(1.3)	$(0.1)	$1.2
As of December 31, 2010	$(0.9)	$(0.2)	$0.7

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

In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2010 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. As of March 31, 2011, these sensitivities were relatively unchanged as compared with December 31, 2010. The fair value of our trading financial instruments and our other financial instruments as of March 31, 2011 and December 31, 2010 can be found in “Note 13, Fair Value.”

Liquidity Risk Management

See “Liquidity and Capital Management—Liquidity Management” for a discussion on how we manage liquidity risk.

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

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that loans in our new single-family book of business will be profitable over their lifetime;

•	Our estimate that, while single-family loans that we acquired from 2005 through 2008 will give rise to additional credit losses that we have not yet realized, we have reserved for the substantial majority of the remaining losses;

•	Our expectation that, if FHA continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, our market share could be adversely impacted if the market shifts away from refinance activity, which is likely to occur when interest rates rise;

•	Our belief that loans we have acquired since 2009 would become unprofitable if home prices declined by more than 15% from their March 2011 levels over the next five years based on our home price index;

•	Our expectations regarding whether loans we acquired in specific years will be profitable or unprofitable, or perform close to break-even;

•	The possibility that changes in home prices, other economic conditions or borrower behavior could change our expectations regarding whether loans we acquired in 2004 will be profitable;

•	Our expectation that defaults on loans we acquired from 2005 through 2008 and the resulting charge-offs will occur over a period of years;

•	Our expectation that it will take years before our REO inventory is reduced to pre-2008 levels;

•	Our expectation that we will realize as credit losses an estimated two-thirds of the fair value losses on loans purchased out of MBS trusts that are reflected in our condensed consolidated balance sheets, and recover the remaining one-third through our condensed consolidated results of operations, depending primarily on changes in home prices and loss severity;

•	Our expectation that employment will likely need to post sustained improvement for an extended period to have a positive impact on housing;

•	Our expectation that weakness in the housing and mortgage markets will continue in 2011;

•	Our expectation that home sales are unlikely to increase until the unemployment rate improves further;

•	Our expectation that single-family default and severity rates, as well as the level of single-family foreclosures, will remain high in 2011;

•	Our expectation that multifamily charge-offs in 2011 will remain commensurate with 2010 levels as certain local markets and properties continue to exhibit weak fundamentals;

•	Our expectation that the pace of our loan acquisitions for the remainder of 2011 will be significantly lower than in 2010 and the first quarter of 2011 because we expect increasing mortgage rates and, to a lesser extent, the high number of mortgages that have already refinanced to low rates in recent years will lead to fewer refinancings;

•	Our expectation that our future revenues will be negatively impacted to the extent our acquisitions decline and we receive fewer risk-based fees;

•	Our estimation that total originations in the U.S. single-family mortgage market in 2011 will decrease from 2010 levels by approximately one-third, from an estimated $1.5 trillion to an estimated $1.0 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $1.1 trillion to approximately $413 billion;

•	Our expectation that home prices on a national basis will decline further, with greater declines in some geographic areas than others, before stabilizing in late 2011;

•	Our expectation that the peak-to-trough home price decline on a national basis will range between 22% and 29%, as compared with our expectation at the time we filed our 2010 Form 10-K that the peak-to-trough home price decline on a national basis would range between 21% and 26%;

•	Our expectation that our credit-related expenses and our credit losses will be higher in 2011 than in 2010;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that Congress will continue to hold hearings and consider legislation in 2011 on the future status of Fannie Mae and Freddie Mac;

•	Our expectation that, as drafted, bills introduced in Congress that would require FHFA to make a determination within two years of enactment whether the GSEs were financially viable and, if the GSEs were determined to be not financially viable, to place them into receivership may upon enactment impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of their existing and ongoing liabilities;

•	Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, servicer capacity, and other constraints, including the limit on mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our expectation that our mortgage portfolio will continue to decrease due to the restrictions on the amount of mortgage assets we may own under the terms of our senior preferred stock purchase agreement with Treasury;

•	Our expectation that the current market premium portion of our current estimate of fair value will not impact future Treasury draws, which is based on our intention not to have another party assume the credit risk inherent in our book of business;

•	Our expectation that our debt funding needs will decline in future periods as we reduce the size of our mortgage portfolio in compliance with the requirements of the senior preferred stock purchase agreement;

•	Our expectation that our acquisitions of Alt-A mortgage loans will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•	Our expectation that serious delinquency rates will continue to be affected in the future by changes in economic factors such as home prices, unemployment rates and household wealth, and by the extent to which borrowers with modified loans again become delinquent in their payments;

•	Our expectation that the volume of our foreclosure alternatives will remain high throughout the remainder of 2011;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and home prices;

•	Our expectation that the amount of our outstanding repurchase requests to seller/servicers could remain high in 2011;

•	The possibility that, in light of agreements by mortgage insurers with lenders to waive certain rights to investigate claims, fewer rescissions of mortgage insurance may result in our devoting more resources to an independent review process to determine whether there are underlying origination defects in loans subject to these agreements;

•	Our belief that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future;

•	Our expectation that we will continue to need funding from Treasury to avoid triggering FHFA’s obligation to place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations for a period of 60 days after the filing deadline for our Form 10-K or Form 10-Q with the SEC;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding; and

•	Our expectation that the pause in foreclosures as a result of servicer foreclosure process deficiencies will likely continue to result in longer foreclosure timelines and higher credit-related expenses.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to the following: the uncertainty of our future; legislative and regulatory changes affecting us; challenges we face in retaining and hiring qualified employees; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; limitations on our ability to access the debt capital markets; further disruptions in the housing and credit markets; defaults by one or more institutional counterparties; our reliance on mortgage servicers; deficiencies in servicer and law firm foreclosure processes and the consequences of those deficiencies; guidance by the Financial Accounting Standards Board (“FASB”); operational control weaknesses; our reliance on models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; and those factors described in “Risk Factors” in this report and in our 2010 Form 10-K, as well as the factors described in “Executive Summary—Providing Liquidity, Our Strong New Book of Business and Our Expected Losses on our Legacy Book of Loans Acquired before 2009—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2010 Form 10-K and in this report. Our forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement because of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets—(Unaudited)
 (Dollars in millions, except share amounts)

	As of
	March 31,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents (includes $717 and $348, respectively, related to consolidated trusts)	$19,831	$17,297
Restricted cash (includes $33,405 and $59,619, respectively, related to consolidated trusts)	36,730	63,678
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,250	11,751
Investments in securities:
Trading, at fair value (includes $21 as of both periods related to consolidated trusts)	57,035	56,856
Available-for-sale, at fair value (includes $1,678 and $1,055, respectively, related to consolidated trusts)	89,613	94,392

Total investments in securities	146,648	151,248

Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $1,055 and $661, respectively, related
to consolidated trusts)	1,414	915
Loans held for investment, at amortized cost:
Of Fannie Mae	402,352	407,228
Of consolidated trusts (includes $2,969 and $2,962, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $2,241 and $2,522, respectively)	2,613,848	2,577,133

Total loans held for investment	3,016,200	2,984,361
Allowance for loan losses	(67,557)	(61,556)

Total loans held for investment, net of allowance	2,948,643	2,922,805

Total mortgage loans	2,950,057	2,923,720
Accrued interest receivable, net (includes $8,918 and $8,910, respectively, related to consolidated trusts)	11,303	11,279
Acquired property, net	15,264	16,173
Other assets (includes $242 and $593, respectively, related to consolidated trusts)	20,959	26,826

Total assets	$3,227,042	$3,221,972

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $9,673 and $9,712, respectively, related to consolidated trusts)	$13,828	$13,764
Federal funds purchased and securities sold under agreements to repurchase	25	52
Debt:
Of Fannie Mae (includes $884 and $893, respectively, at fair value)	761,187	780,044
Of consolidated trusts (includes $2,193 and $2,271, respectively, at fair value)	2,447,589	2,416,956
Other liabilities (includes $713 and $893, respectively, related to consolidated trusts)	12,831	13,673

Total liabilities	3,235,460	3,224,489

Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	91,200	88,600
Preferred stock, 700,000,000 shares are authorized—576,868,039 and 576,868,139 shares issued
and outstanding, respectively	20,204	20,204
Common stock, no par value, no maximum authorization—1,270,092,862 and 1,270,092,708 shares
issued, respectively; 1,119,073,956 and 1,118,504,194 shares outstanding, respectively	667	667
Accumulated deficit	(111,669)	(102,986)
Accumulated other comprehensive loss	(1,501)	(1,682)
Treasury stock, at cost, 151,018,906 and 151,588,514 shares, respectively	(7,400)	(7,402)

Total Fannie Mae stockholders’ deficit	(8,499)	(2,599)

Noncontrolling interest	81	82

Total deficit	(8,418)	(2,517)

Total liabilities and equity (deficit)	$3,227,042	$3,221,972

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations and Comprehensive Loss—(Unaudited)
 (Dollars and shares in millions, except per share amounts)

	For the Three
	Months Ended
	March 31,
	2011	2010

Interest income:
Trading securities	$284	$315
Available-for-sale securities	1,213	1,473
Mortgage loans (includes $31,865 and $34,321, respectively, related to consolidated trusts)	35,590	37,619
Other	28	39

Total interest income	37,115	39,446

Interest expense:
Short-term debt (includes $3 and $2, respectively, related to consolidated trusts)	107	118
Long-term debt (includes $27,852 and $31,458, respectively, related to consolidated trusts)	32,048	36,539

Total interest expense	32,155	36,657

Net interest income	4,960	2,789

Provision for loan losses	(10,587)	(11,939)

Net interest loss after provision for loan losses	(5,627)	(9,150)

Investment gains, net	75	166
Other-than-temporary impairments	(57)	(186)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income	13	(50)

Net other-than-temporary impairments	(44)	(236)
Fair value gains (losses), net	289	(1,705)
Debt extinguishment gains (losses), net	13	(124)
Fee and other income	237	233

Non-interest income (loss)	570	(1,666)

Administrative expenses:
Salaries and employee benefits	320	324
Professional services	189	194
Occupancy expenses	42	41
Other administrative expenses	54	46

Total administrative expenses	605	605
Benefit for guaranty losses	(33)	(36)
Foreclosed property expense (income)	488	(19)
Other expenses	352	230

Total expenses	1,412	780

Loss before federal income taxes	(6,469)	(11,596)
Provision (benefit) for federal income taxes	2	(67)

Net loss	(6,471)	(11,529)
Other comprehensive income:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	179	1,370
Other	2	2

Total other comprehensive income	181	1,372

Total comprehensive loss	(6,290)	(10,157)

Less: Comprehensive income attributable to the noncontrolling interest	—	(1)

Total comprehensive loss attributable to Fannie Mae	$(6,290)	$(10,158)

Net loss	$(6,471)	$(11,529)
Less: Net income attributable to the noncontrolling interest	—	(1)

Net loss attributable to Fannie Mae	(6,471)	(11,530)
Preferred stock dividends	(2,216)	(1,527)

Net loss attributable to common stockholders	$(8,687)	$(13,057)

Loss per share—Basic and Diluted	$(1.52)	$(2.29)
Weighted-average common shares outstanding—Basic and Diluted	5,698	5,692

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows—(Unaudited)
 (Dollars in millions)

	For the Three
	Months Ended
	March 31,
	2011	2010

Net cash provided by (used in) operating activities	$2,566	$(30,885)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(185)	(6,695)
Proceeds from maturities of trading securities held for investment	522	805
Proceeds from sales of trading securities held for investment	409	15,068
Purchases of available-for-sale securities	(44)	(107)
Proceeds from maturities of available-for-sale securities	3,851	4,120
Proceeds from sales of available-for-sale securities	498	4,428
Purchases of loans held for investment	(15,745)	(12,725)
Proceeds from repayments of loans held for investment of Fannie Mae	5,381	3,920
Proceeds from repayments of loans held for investment of consolidated trusts	121,533	108,903
Net change in restricted cash	26,948	3,174
Advances to lenders	(15,646)	(10,338)
Proceeds from disposition of acquired property and preforeclosure sales	10,979	7,678
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	(14,499)	(9,135)
Other, net	(163)	(382)

Net cash provided by investing activities	123,839	108,714
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	163,776	293,013
Payments to redeem debt of Fannie Mae	(183,073)	(277,495)
Proceeds from issuance of debt of consolidated trusts	72,567	88,750
Payments to redeem debt of consolidated trusts	(177,551)	(172,385)
Payments of cash dividends on senior preferred stock to Treasury	(2,216)	(1,527)
Proceeds from senior preferred stock purchase agreement with Treasury	2,600	15,300
Net change in federal funds purchased and securities sold under agreements to repurchase	26	180

Net cash used in financing activities	(123,871)	(54,164)
Net increase in cash and cash equivalents	2,534	23,665
Cash and cash equivalents at beginning of period	17,297	6,812

Cash and cash equivalents at end of period	$19,831	$30,477

Cash paid during the period for interest	$32,689	$36,788

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Organization

We are a stockholder-owned corporation organized and existing under the Federal National Mortgage Association Charter Act (the “Charter Act” or our “charter”). We are a government-sponsored enterprise (“GSE”) and subject to government oversight and regulation. Our regulators include the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“Treasury”). The U.S. government does not guarantee our securities or other obligations.

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

We were directed by FHFA to voluntarily delist our common stock and each listed series of our preferred stock from the New York Stock Exchange and the Chicago Stock Exchange. The last trading day for the listed securities on the New York Stock Exchange and the Chicago Stock Exchange was July 7, 2010, and since July 8, 2010, the securities have been traded on the over-the-counter market.

As of May 6, 2011, the conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as conservator. The GSE Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. FHFA’s proposed rule on conservatorship and receivership operations, published on July 9, 2010, defines “reasonable period” as a period of 18 months following the appointment of a conservator or receiver. This proposed rule has not been finalized.

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of May 6, 2011, FHFA has not exercised this power.

Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.

The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations (that is, we have a net worth deficit) or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to significantly change our business model or capital structure in the near-term.

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

Pursuant to the amended senior preferred stock purchase agreement, Treasury has committed to provide us with funding as needed to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $90.2 billion as of March 31, 2011 under Treasury’s funding commitment and the Acting Director of FHFA has submitted a request for an additional $8.5 billion from Treasury to eliminate our net worth deficit as of March 31, 2011. The aggregate liquidation preference of the senior preferred stock was $91.2 billion as of March 31, 2011 and will increase to $99.7 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of March 31, 2011.

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

As consideration for Treasury’s funding commitment, we issued one million shares of senior preferred stock and a warrant to purchase shares of our common stock to Treasury. A quarterly commitment fee was scheduled to be set by Treasury beginning on March 31, 2011. This commitment fee was waived by Treasury for the first quarter of 2011. On March 31, 2011, FHFA was notified by Treasury that it was waiving the commitment fee for the second quarter of 2011 due to the continued fragility of the U.S. mortgage market and because Treasury believed that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury further noted that it would reevaluate the situation during the next calendar quarter to determine whether to set the quarterly commitment fee for the next quarter under the senior preferred stock purchase agreement.

We fund our business primarily through the issuance of short-term and long-term debt securities in the domestic and international capital markets. Because debt issuance is our primary funding source, we are subject to “roll-over,” or refinancing, risk on our outstanding debt. Our ability to issue long-term debt has been strong primarily due to actions taken by the federal government to support us and the financial markets.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

On February 11, 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. We expect that Congress will continue to hold hearings and consider legislation in 2011 on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure, or our operations, or that involve Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2011 may not necessarily be indicative of the results for the year ending December 31, 2011. The unaudited interim condensed consolidated financial statements as of March 31, 2011 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), filed with the SEC on February 24, 2011.

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and the Treasury are deemed related parties. As of March 31, 2011, Treasury held an investment in our senior preferred stock with a liquidation preference of $91.2 billion. Our administrative expenses were reduced by $35 million in the first quarter of 2011 due to accrual and receipt of reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for the Home Affordable Modification Program (“HAMP”) and other initiatives under the Making Home Affordable Program.

During the three months ended March 31, 2011, we received a refund of $1.1 billion from the IRS, a bureau of Treasury, related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years.

Under a temporary credit and liquidity facilities (“TCLF”) program, we had $3.5 billion and $3.7 billion outstanding, which includes principal and interest, of three-year standby credit and liquidity support as of March 31, 2011 and December 31, 2010, respectively. Treasury has purchased participating interests in these temporary credit and liquidity facilities. Under a new issue bond (“NIB”) program, we had $7.6 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of March 31, 2011 and December 31, 2010. Treasury bears the initial

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

loss of principal under the TCLF program and the NIB program up to 35% of the total principal on a combined program-wide basis.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of March 31, 2011 and December 31, 2010, we held Freddie Mac mortgage-related securities with a fair value of $16.6 billion and $18.3 billion, respectively, and accrued interest receivable of $83 million and $93 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $188 million and $335 million for the three months ended March 31, 2011 and 2010, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

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

Cash and Cash Equivalents and Statements of Cash Flows

During 2010, we identified certain servicer and consolidation related transactions that were not appropriately reflected in our condensed consolidated statements of cash flows for the three months ended March 31, 2010. As a result, our condensed consolidated statement of cash flows for the three months ended March 31, 2010 includes a $2.0 billion adjustment to decrease net cash used in operating activities, a $3.5 billion adjustment to decrease net cash provided by investing activities, primarily related to “Proceeds from sales of available-for-sale securities,” “Purchases of loans held for investment,” “Proceeds from repayments of loans held for investment of consolidated trusts” and “Other, net” and a $1.5 billion adjustment to decrease net cash used in financing activities, primarily related to “Proceeds from issuance of long-term debt of consolidated trusts.” We have evaluated the effects of these misstatements, both quantitatively and qualitatively, on our previously reported condensed consolidated statements of cash flows for the three months ended March 31, 2010 and concluded that this prior period was not materially misstated.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Collateral

Cash Collateral

The following table displays cash collateral accepted and pledged as of March 31, 2011 and December 31, 2010.

	As of
	March 31, 2011	December 31, 2010
	(Dollars in millions)

Cash collateral accepted(1)	$3,056	$3,101

Cash collateral pledged	$6,049	$5,884
Cash collateral pledged related to derivatives activities	2,849	3,453

Total cash collateral pledged	$8,898	$9,337

(1)	Includes restricted cash of $2.4 billion and $2.5 billion as of March 31, 2011 and December 31, 2010, respectively.

Non-Cash Collateral

The following table displays non-cash collateral pledged and accepted as of March 31, 2011 and December 31, 2010.

	As of
	March 31, 2011	December 31, 2010
	(Dollars in millions)

Non-cash collateral pledged where the secured party has the right to sell or repledge:
Held-for-investment loans of consolidated trusts	$2,241	$2,522

Non-cash collateral accepted with the right to sell or repledge(1)	$20,000	$7,500
Non-cash collateral accepted without the right to sell or repledge	11,249	6,744

(1)	None of this collateral was sold or repledged as of March 31, 2011 and December 31, 2010.

Additionally, we provide early funding to lenders on a collateralized basis and account for the advances as secured lending arrangements in “Other assets” in our condensed consolidated balance sheets. These amounts totaled $3.1 billion at March 31, 2011 and $7.2 billion at December 31, 2010.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is collateralized by the underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, we report the collateral of the transferred securities at fair value, excluding accrued interest. The fair value of these securities is classified in “Investments in securities” in our condensed consolidated balance sheets. We had no repurchase agreements outstanding as of March 31, 2011 and $49 million in repurchase agreements outstanding as of December 31, 2010.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Gains (Losses), Net

The following table displays the composition of “Fair value gains (losses), net” for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
	2011	2010
	(Dollars in millions)

Derivatives fair value gains (losses), net	$139	$(2,762)
Trading securities gains, net	225	1,058
Other, net	(75)	(1)

Fair value gains (losses), net	$289	$(1,705)

Reclassifications

To conform to our current period presentation, we have reclassified and condensed certain amounts reported in our condensed consolidated financial statements. The following table displays the line items that were reclassified and condensed in our condensed consolidated balance sheet as of December 31, 2010.

	As of December 31, 2010
	Before	After
	Reclassification	Reclassification
	(Dollars in millions)

Reclassified lines to:
Assets:
Servicer and MBS trust receivable	$951	$
Other assets	25,875	26,826
Liabilities:
Short-term debt:
Of Fannie Mae	151,884
Of consolidated trusts	5,359
Long-term debt:
Of Fannie Mae	628,160
Of consolidated trusts	2,411,597
Debt:
Of Fannie Mae		780,044
Of consolidated trusts		2,416,956
Reserve for guaranty losses	323
Service and MBS trust payable	2,950
Other liabilities	10,400	13,673

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table represents the line items that we reclassified and condensed in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2010.

	For the Three Months Ended
	March 31, 2010
	Before	After
	Reclassification	Reclassification
	(Dollars in millions)

Reclassified lines to:
Interest expense:
Short-term debt:
Of Fannie Mae	$116	$
Of consolidated trusts	2
Long-term debt:
Of Fannie Mae	5,081
Of consolidated trusts	31,458
Short-term debt (includes $2 related to consolidated trusts)		118
Long-term debt (includes $31,458 related to consolidated trusts)		36,539
Guaranty fee income	54
Fee and other income	179	233
Losses from partnership investments	58
Other expenses	172	230

In our condensed consolidated statements of cash flows for the three months ended March 31, 2010, we reclassified the following amounts within “Cash flows used in financing activities” to conform to our current period presentation: $192.4 billion from “Proceeds from issuance of short-term debt of Fannie Mae” and $100.6 billion from “Proceeds from issuance of long-term debt of Fannie Mae” to “Proceeds from issuance of debt of Fannie Mae,” $185.2 billion from “Payments to redeem short-term debt of Fannie Mae” and $92.4 billion from “Payments to redeem long-term debt of Fannie Mae” to “Payments to redeem debt of Fannie Mae,” $3.3 billion from “Proceeds from issuance of short-term debt of consolidated trusts” and $83.7 billion from “Proceeds from issuance of long-term debt of consolidated trusts” to “Proceeds from issuance of debt of consolidated trusts” and $9.5 billion from “Payments to redeem short-term debt of consolidated trusts” and $162.6 billion from “Payments to redeem long-term debt of consolidated trusts” to “Payments to redeem debt of consolidated trusts.”

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard that clarifies when a loan restructuring is considered a troubled debt restructuring (“TDR”). Specifically, the new standard amends existing guidance to clarify how to determine when a borrower is experiencing financial difficulty, when a concession is granted by a creditor, and when a delay in payment is considered insignificant.

The new standard is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. We will adopt this new guidance effective for the period ending September 30, 2011 and are currently assessing the impact that the new standard may have on our condensed consolidated financial statements.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

2.	Consolidations and Transfers of Financial Assets

We have interests in various entities that are considered to be VIEs. The primary types of entities are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions, mortgage and asset-backed trusts that were not created by us, as well as housing partnerships that are established to finance the acquisition, construction, development or rehabilitation of affordable multifamily and single-family housing. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts.

As of March 31, 2011, we consolidated certain Fannie Mae multi-class resecuritization trusts that were not consolidated as of December 31, 2010 because we now hold in our portfolio a substantial portion of the certificates. As a result of consolidating these multi-class resecuritization trusts, which had combined total assets of $1.3 billion in unpaid principal balance as of March 31, 2011, we derecognized our investment in these trusts and recognized the assets and liabilities of the consolidated trusts at their fair value.

We deconsolidate Fannie Mae multi-class resecuritization trusts when we no longer hold in our portfolio a substantial portion of the certificates, derecognizing the assets and liabilities of the trusts and recognizing at fair value our retained interests as securities in our condensed consolidated balance sheet. As of March 31, 2011, there was no change in the consolidation status of Fannie Mae multi-class resecuritization trusts that were consolidated as of December 31, 2010.

Unconsolidated VIEs

We also have interests in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated VIEs as of March 31, 2011 and December 31, 2010, as well as our maximum exposure to loss and the total assets of those unconsolidated VIEs.

	As of March 31, 2011
			Limited
	Mortgage-Backed	Asset-Backed	Partnership
	Trusts	Trusts	Investments
	(Dollars in millions)

Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$80,570	$—	$—
Trading securities(1)	23,472	4,100	—
Other assets	257	—	95
Other liabilities	719	—	152

Net carrying amount	$103,580	$4,100	$(57)

Maximum exposure to loss(1)	$107,416	$4,100	$336

Total assets of unconsolidated VIEs(1)	$666,298	$343,868	$13,001

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010(2)
			Limited
	Mortgage-Backed	Asset-Backed	Partnership
	Trusts	Trusts	Investments
	(Dollars in millions)

Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$84,770	$—	$—
Trading securities(1)	24,021	5,321	—
Other assets	257	—	94
Other liabilities	773	—	170

Net carrying amount	$108,275	$5,321	$(76)

Maximum exposure to loss(1)	$111,004	$5,321	$319

Total assets of unconsolidated VIEs(1)	$740,387	$363,721	$13,102

(1)	Contains securities exposed through consolidation which may also represent an interest in other unconsolidated VIEs.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended March 31, 2011 and 2010, the unpaid principal balance of portfolio securitizations was $29.3 billion and $17.8 billion, respectively.

The majority of our portfolio securitization transactions do not qualify for sale treatment. As a result, our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material. We report the assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales in our condensed consolidated balance sheets.

The following table displays some key characteristics of the REMIC and Stripped Mortgage-Backed Securities retained in unconsolidated portfolio securitization trusts.

	As of
	March 31, 2011	December 31, 2010
	(Dollars in millions)

Unpaid principal balance	$14,448	$15,771
Fair value	15,238	16,745
Weighted-average coupon	6.18%	6.28%
Weighted-average loan age	4.7 years	4.4 years
Weighted-average maturity	21.0 years	22.0 years

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For the three months ended March 31, 2011 and 2010, the principal and interest received on retained interests was $750 million and $836 million, respectively.

Managed Loans

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of March 31, 2011 and December 31, 2010.

	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)
	(Dollars in millions)

As of March 31, 2011
Loans held for investment
Of Fannie Mae	$418,770	$136,489
Of consolidated trusts	2,603,491	27,972
Loans held for sale	1,470	116
Securitized loans	2,108	24

Total loans managed	$3,025,839	$164,601

As of December 31, 2010
Loans held for investment
Of Fannie Mae	$423,686	$141,342
Of consolidated trusts	2,565,347	34,080
Loans held for sale	964	127
Securitized loans	2,147	78

Total loans managed	$2,992,144	$175,627

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which we are no longer accruing interest and loans 90 days or more delinquent which are continuing to accrue interest.

Qualifying Sales of Portfolio Securitizations

We recognize assets obtained and liabilities incurred in a portfolio securitization at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $108 million and $249 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2010, proceeds from the initial sale of securities were reduced by $1.3 billion from the amount previously disclosed, primarily related to deconsolidated REMICs that should have been presented as proceeds from issuance of long-term debt of consolidated trusts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.	Mortgage Loans

The following table displays our mortgage loans as of March 31, 2011 and December 31, 2010.

	As of
	March 31, 2011			December 31, 2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family	$328,656	$2,523,197	$2,851,853	$328,824	$2,490,623	$2,819,447
Multifamily	90,517	81,361	171,878	95,157	75,393	170,550

Total unpaid principal balance of mortgage loans	419,173	2,604,558	3,023,731	423,981	2,566,016	2,989,997
Cost basis and fair value adjustments, net	(16,462)	10,345	(6,117)	(16,498)	11,777	(4,721)
Allowance for loan losses for loans held for investment	(53,708)	(13,849)	(67,557)	(48,530)	(13,026)	(61,556)

Total mortgage loans	$349,003	$2,601,054	$2,950,057	$358,953	$2,564,767	$2,923,720

During the three months ended March 31, 2011, we redesignated loans with a carrying value of $561 million from held for investment (“HFI”) to held for sale (“HFS”).

The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of March 31, 2011 and December 31, 2010. For purposes of this table, each loan in our portfolio is included in only one segment and class category.

	As of March 31, 2011(1)
							Recorded
							Investment in
							Loans Over
							90 Days	Recorded
							Delinquent	Investment
							and	in
	30 - 59 Days	60 - 89 Days	Seriously	Total			Accruing	Nonaccrual
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Current	Total	Interest	Loans
	(Dollars in millions)

Single-family:
Primary(3)	$39,980	$14,949	$89,650	$144,579	$2,356,321	$2,500,900	$128	$104,375
Government(4)	96	48	320	464	51,486	51,950	320	—
Alt-A	7,670	3,598	34,761	46,029	153,035	199,064	16	38,335
Other(5)	3,514	1,624	14,241	19,379	81,837	101,216	105	15,670

Total single-family	51,260	20,219	138,972	210,451	2,642,679	2,853,130	569	158,380
Multifamily(6)	322	NA	1,094	1,416	172,385	173,801	—	1,047

Total	$51,582	$20,219	$140,066	$211,867	$2,815,064	$3,026,931	$569	$159,427

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010(1)
							Recorded
							Investment in
							Loans Over	Recorded
							90 Days	Investment
							Delinquent	in
	30 - 59 Days	60 - 89 Days	Seriously	Total			and Accruing	Nonaccrual
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Current	Total	Interest	Loans
	(Dollars in millions)

Single-family:
Primary(3)	$47,048	$18,055	$93,302	$158,405	$2,299,080	$2,457,485	$139	$110,758
Government(4)	125	58	371	554	51,930	52,484	354	—
Alt-A	8,547	4,097	37,557	50,201	156,951	207,152	21	41,566
Other(5)	3,785	1,831	15,290	20,906	84,473	105,379	80	17,022

Total single-family	59,505	24,041	146,520	230,066	2,592,434	2,822,500	594	169,346
Multifamily(6)	382	NA	1,132	1,514	171,000	172,514	—	1,012

Total	$59,887	$24,041	$147,652	$231,580	$2,763,434	$2,995,014	$594	$170,358

(1)	Recorded investment consists of (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which due to their nature are not aged and included in the current column.

(5)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

The following table displays the total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by portfolio segment, class and credit quality indicators as of March 31, 2011 and December 31, 2010. The single-family credit quality indicator is updated quarterly and the multifamily credit quality indicators are as of the origination date of each loan.

	As of
	March 31, 2011(1)(2)			December 31, 2010(1)(2)
	Primary(3)	Alt-A	Other(4)	Primary(3)	Alt-A	Other(4)
	(Dollars in millions)

Single-family
Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$1,491,411	$70,592	$26,614	$1,561,202	$79,305	$29,854
80.01% to 90%	426,344	25,620	11,794	376,414	27,472	13,394
90.01% to 100%	237,697	23,487	11,817	217,193	24,392	12,935
100.01% to 110%	129,197	18,260	10,893	112,376	18,022	11,400
110.01% to 120%	71,237	13,471	9,043	62,283	12,718	8,967
120.01% to 125%	24,542	5,295	3,817	21,729	5,083	3,733
Greater than 125%	120,472	42,339	27,238	106,288	40,160	25,096

Total	$2,500,900	$199,064	$101,216	$2,457,485	$207,152	$105,379

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of
	March 31, 2011(1)	December 31, 2010(1)
	(Dollars in millions)

Multifamily
Original LTV ratio:
Less than or equal to 70%	$98,355	$96,844
70.01% to 80%	71,087	71,560
Greater than 80%	4,359	4,110

Total	$173,801	$172,514

Original debt service coverage ratio:
Less than or equal to 1.10%	$14,287	$15,034
1.11% to 1.25%	51,765	50,745
Greater than 1.25%	107,749	106,735

Total	$173,801	$172,514

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Excludes $52.0 billion and $52.5 billion as of March 31, 2011 and December 31, 2010, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Individually Impaired Loans

Individually impaired loans include TDRs, acquired credit-impaired loans, and other multifamily loans regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance, related allowance and average recorded investment as of March 31, 2011 and December 31, 2010 and interest income recognized for the three months ended March 31, 2011 and 2010 for individually impaired loans.

	As of March 31, 2011					For the Three Months Ended March 31, 2011
				Related
				Allowance for			Interest
	Unpaid	Total	Related	Accrued	Average	Total Interest	Income
	Principal	Recorded	Allowance for	Interest	Recorded	Income	Recognized on
	Balance	Investment(1)	Loan Losses	Receivable	Investment	Recognized(2)	a Cash Basis
	(Dollars in millions)

Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(3)	$104,608	$97,149	$26,095	$737	$95,087	$904	$41
Government(4)	218	217	45	7	232	3	—
Alt-A	31,987	28,881	10,352	334	28,567	242	2
Other(5)	14,956	14,089	4,872	125	13,889	106	6

Total single-family	151,769	140,336	41,364	1,203	137,775	1,255	49
Multifamily	2,035	2,033	494	20	2,202	25	1

Total individually impaired loans with related allowance recorded	153,804	142.369	41,858	1,223	139,977	1,280	50

With no related allowance recorded:(6)
Single-family:
Primary(3)	11,255	7,041	—	—	7,139	108	57
Government(4)	19	11	—	—	12	1	—
Alt-A	4,062	1,841	—	—	1,863	33	19
Other(5)	1,013	515	—	—	513	8	4

Total single-family	16,349	9,408	—	—	9,527	150	80
Multifamily	710	696	—	—	754	15	3

Total individually impaired loans with no related allowance recorded	17,059	10,104	—	—	10,281	165	83

Total individually impaired loans(7)	$170,863	$152,473	$41,858	$1,223	$150,258	$1,445	$133

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010					For the Three Months Ended March 31, 2010
				Related
				Allowance for			Interest
	Unpaid	Total	Related	Accrued	Average	Total Interest	Income
	Principal	Recorded	Allowance for	Interest	Recorded	Income	Recognized on
	Balance	Investment(1)	Loan Losses	Receivable	Investment	Recognized(2)	a Cash Basis
	(Dollars in millions)

Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(3)	$99,838	$93,024	$23,565	$772	$81,258	$1,198	$210
Government(4)	240	248	38	7	141	1	—
Alt-A	30,932	28,253	9,592	368	25,361	408	58
Other(5)	14,429	13,689	4,479	137	12,094	173	35

Total single-family	145,439	135,214	37,674	1,284	118,854	1,780	303
Multifamily	2,372	2,371	556	23	1,496	56	1

Total individually impaired loans with related allowance recorded	147,811	137,585	38,230	1,307	120,350	1,836	304

With no related allowance recorded:(6)
Single-family:
Primary(3)	10,586	7,237	—	—	7,860	209	18
Government(4)	19	13	—	—	11	2	—
Alt-A	3,600	1,884	—	—	2,091	88	9
Other(5)	879	512	—	—	589	24	2

Total single-family	15,084	9,646	—	—	10,551	323	29
Multifamily	789	811	—	—	642	18	—

Total individually impaired loans with no related allowance recorded	15,873	10,457	—	—	11,193	341	29

Total individually impaired loans(7)	$163,684	$148,042	$38,230	$1,307	$131,543	$2,177	$333

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Total single-family interest income recognized of $1.4 billion consists of $1.1 billion of contractual interest and $352 million of effective yield adjustments for the three months ended March 31, 2011. Total single-family interest income recognized of $2.1 billion consists of $1.8 billion of contractual interest and $275 million of effective yield adjustments for the three months ended March 31, 2010.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(5)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(7)	Includes single-family loans restructured in a TDR with a recorded investment of $145.4 billion and $140.1 billion as of March 31, 2011 and December 31, 2010, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $916 million and $939 million as of March 31, 2011 and December 31, 2010, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Loans Acquired in a Transfer

We acquired delinquent loans from unconsolidated trusts and long-term standby commitments with an unpaid principal balance plus accrued interest of $48 million and $85 million for the three months ended March 31, 2011 and 2010, respectively. The following table displays the outstanding balance, carrying amount and accretable yield of acquired credit-impaired loans as of March 31, 2011 and December 31, 2010, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	As of
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

Outstanding contractual balance	$7,231	$8,519

Carrying amount:
Loans on accrual status	$1,960	$2,029
Loans on nonaccrual status	2,020	2,449

Total carrying amount of loans	$3,980	$4,478

Accretable yield	$2,125	$2,412

The following table displays interest income recognized and the impact to the “Provision for credit losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the three months ended March 31, 2011 and 2010.

	For the Three
	Months Ended
	March 31,
	2011	2010
	(Dollars in millions)

Accretion of fair value discount(1)	$231	$266
Interest income on loans returned to accrual status or subsequently modified as TDRs	255	321

Total interest income recognized on acquired credit-impaired loans	$486	$587

Increase in “Provision for loan losses” subsequent to the acquisition of credit-impaired loans	$238	$564

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

4.	Allowance for Loan Losses

We maintain an allowance for loan losses for loans held for investment in our mortgage portfolio and loans backing Fannie Mae MBS issued from consolidated trusts. When calculating our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which includes interest income only while the loan was on accrual status. The allowance for loan losses is calculated based on our estimate of incurred losses as of the balance sheet date. Determining the adequacy of our allowance for loan losses is complex and requires judgment about the effect of matters that are inherently uncertain.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Allowance for Loan Losses

The following table displays changes in both single-family and multifamily allowance for loan losses for the three months ended March 31, 2011 and total allowance for loan losses for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family allowance for loan losses:
Beginning balance	$47,377	$12,603	$59,980
Provision for loan losses	7,243	3,369	10,612
Charge-offs(1)	(5,623)	(448)	(6,071)
Recoveries	530	952	1,482
Transfers(2)	3,162	(3,162)	—
Net reclassifications(3)	(18)	99	81

Ending balance	$52,671	$13,413	$66,084

Multifamily allowance for loan losses:
Beginning balance	$1,153	$423	$1,576
Provision (benefit) for loan losses	(84)	59	(25)
Charge-offs(1)	(82)	—	(82)
Transfers(2)	45	(45)	—
Net reclassifications(3)	5	(1)	4

Ending balance	$1,037	$436	$1,473

Total allowance for loan losses:
Beginning balance	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925
Adoption of new accounting standards	—	—	—	—	43,576	43,576
Total provision for loan losses	7,159	3,428	10,587	6,271	5,668	11,939
Charge-offs(1)	(5,705)	(448)	(6,153)	(1,705)	(3,455)	(5,160)
Recoveries	530	952	1,482	97	277	374
Transfers(2)	3,207	(3,207)	—	13,855	(13,855)	—
Net reclassifications(3)	(13)	98	85	(921)	836	(85)

Ending balance(4)(5)	$53,708	$13,849	$67,557	$25,675	$34,894	$60,569

(1)	Total charge-offs include accrued interest of $386 million and $579 million for the three months ended March 31, 2011 and 2010, respectively. Single-family charge-offs include accrued interest of $377 million for the three months ended March 31, 2011. Multifamily charge-offs include accrued interest of $9 million for the three months ended March 31, 2011.

(2)	Includes transfers from trusts for delinquent loan purchases.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(3)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers.

(4)	Total allowance for loan losses includes $412 million and $903 million as of March 31, 2011 and 2010, respectively, for acquired credit-impaired loans.

(5)	Total single-family allowance for loan losses was $58.8 billion as of March 31, 2010. Total multifamily allowance for loan losses was $1.8 billion as of March 31, 2010.

As of March 31, 2011, the allowance for accrued interest receivable for loans of Fannie Mae was $2.6 billion and for loans of consolidated trusts was $340 million. As of December 31, 2010, the allowance for accrued interest receivable for loans of Fannie Mae was $3.0 billion and for loans of consolidated trusts was $439 million.

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of March 31, 2011 and December 31, 2010.

	As of
	March 31, 2011			December 31, 2010
	Single-			Single-
	Family	Multifamily	Total	Family	Multifamily	Total
	(Dollars in millions)

Allowance for loan losses by segment:
Individually impaired loans	$40,957	$489	$41,446	$37,296	$549	$37,845
Collectively reserved loans	24,720	979	25,699	22,306	1,020	23,326
Acquired credit-impaired loans	407	5	412	378	7	385

Total allowance for loan losses	$66,084	$1,473	$67,557	$59,980	$1,576	$61,556

Recorded investment in loans by segment:(1)
Individually impaired loans	$145,376	$2,721	$148,097	$140,062	$3,074	$143,136
Collectively reserved loans	2,703,386	171,003	2,874,389	2,677,640	169,332	2,846,972
Acquired credit-impaired loans	4,368	77	4,445	4,798	108	4,906

Total recorded investment in loans	$2,853,130	$173,801	$3,026,931	$2,822,500	$172,514	$2,995,014

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive loss. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of March 31, 2011 and December 31, 2010.

	As of
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$7,131	$7,398
Freddie Mac	1,201	1,326
Ginnie Mae	311	590
Alt-A private-label securities	1,658	1,683
Subprime private-label securities	1,547	1,581
CMBS	10,943	10,764
Mortgage revenue bonds	606	609
Other mortgage-related securities	155	152

Total	23,552	24,103

Non-mortgage-related securities:
U.S. Treasury securities	29,383	27,432
Asset-backed securities	4,100	5,321

Total	33,483	32,753

Total trading securities	$57,035	$56,856

Losses in trading securities held in our portfolio, net	$1,912	$2,149

The following table displays information about our net trading gains and losses for the three months ended March 31, 2011 and 2010.

	For the Three
	Months Ended
	March 31,
	2011	2010
	(Dollars in millions)

Net trading gains (losses):
Mortgage-related securities	$229	$1,006
Non-mortgage-related securities	(4)	52

Total	$225	$1,058

Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$222	$900
Non-mortgage-related securities	(5)	48

Total	$217	$948

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-Sale Securities

We measure AFS securities at fair value with unrealized gains and losses recorded as a component of “Other comprehensive income,” net of tax, and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive loss.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three months ended March 31, 2011 and 2010.

	For the Three
	Months Ended
	March 31,
	2011	2010
	(Dollars in millions)

Gross realized gains	$60	$265
Gross realized losses	6	120
Total proceeds(1)	390	4,179

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.” For the three months ended March 31, 2010, proceeds were reduced by $419 million from what was previously disclosed, primarily related to deconsolidated REMICs that should have been presented as proceeds from issuance of long-term debt of consolidated trusts.

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$19,426	$1,267	$(7)	$(43)	$20,643
Freddie Mac	14,435	921	—	—	15,356
Ginnie Mae	873	131	—	—	1,004
Alt-A private-label securities	15,337	187	(1,634)	(198)	13,692
Subprime private-label securities	11,109	42	(1,102)	(389)	9,660
CMBS(4)	15,097	66	—	(239)	14,924
Mortgage revenue bonds	11,273	49	(78)	(702)	10,542
Other mortgage-related securities	3,997	122	(31)	(296)	3,792

Total	$91,547	$2,785	$(2,852)	$(1,867)	$89,613

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$21,428	$1,453	$(9)	$(44)	$22,828
Freddie Mac	15,986	1,010	—	—	16,996
Ginnie Mae	909	130	—	—	1,039
Alt-A private-label securities	15,789	177	(1,791)	(285)	13,890
Subprime private-label securities	11,323	54	(997)	(448)	9,932
CMBS(4)	15,273	25	—	(454)	14,844
Mortgage revenue bonds	11,792	47	(64)	(734)	11,041
Other mortgage-related securities	4,098	106	(44)	(338)	3,822

Total	$96,598	$3,002	$(2,905)	$(2,303)	$94,392

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations and comprehensive loss.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in “Accumulated other comprehensive loss” as well as cumulative changes in fair value for securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $807 million and $848 million as of March 31, 2011 and December 31, 2010, respectively, of increase to the carrying amount from previous fair value hedge accounting.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(34)	$1,160	$(16)	$199
Alt-A private-label securities	(97)	1,946	(1,735)	8,256
Subprime private-label securities	(46)	704	(1,445)	8,237
CMBS	(31)	4,124	(208)	6,286
Mortgage revenue bonds	(195)	4,174	(585)	3,019
Other mortgage-related securities	(8)	345	(319)	1,871

Total	$(411)	$12,453	$(4,308)	$27,868

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(35)	$1,461	$(18)	$211
Alt-A private-label securities	(104)	1,915	(1,972)	9,388
Subprime private-label securities	(47)	627	(1,398)	8,493
CMBS	(15)	1,774	(439)	10,396
Mortgage revenue bonds	(206)	5,009	(592)	3,129
Other mortgage-related securities	(2)	262	(380)	2,014

Total	$(409)	$11,048	$(4,799)	$33,631

Other-Than-Temporary Impairments

We recognize the credit component of other-than-temporary impairments of our debt securities in our condensed consolidated statements of operations and comprehensive loss and the noncredit component in “Other comprehensive income” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. $4.3 billion of the $4.7 billion of gross unrealized losses on AFS securities as of March 31, 2011 have existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of March 31, 2011 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive loss.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of March 31, 2011 that was 87% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover a portion or the majority of these unrealized losses over the lives of the securities.

The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2011 and 2010.

	For the Three
	Months Ended
	March 31,
	2011	2010
	(Dollars in millions)

Alt-A private-label securities	$37	$37
Subprime private-label securities	—	184
Other	7	15

Net other-than-temporary impairments	$44	$236

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For the three months ended March 31, 2011, we recorded net other-than-temporary impairment of $44 million. The net other-than-temporary impairment charges recorded in the three month period ended March 31, 2011 were primarily driven by an increase in collateral delinquencies on certain Alt-A private-label securities, which resulted in a decrease in the present value of our cash flow projections on these Alt-A private-label securities.

The following table displays activity related to the unrealized credit component on debt securities held by us recognized in earnings for the three months ended March 31, 2011 and 2010. A related unrealized non-credit component has been recognized in “Accumulated other comprehensive loss.”

	For the Three
	Months Ended
	March 31,
	2011	2010
	(Dollars in millions)

Balance January 1,	$8,215	$8,191
Additions for the credit component on debt securities for which OTTI was not previously recognized	8	6
Additions for credit losses on debt securities for which OTTI was previously recognized	36	230
Reductions for securities no longer in portfolio at period end	—	(51)
Reductions for amortization resulting from increases in cash flows expected to be collected over the remaining life of the securities	(219)	(167)

Balance March 31,	$8,040	$8,209

As of March 31, 2011, those debt securities with other-than-temporary impairment for which we recognized in our condensed consolidated statements of operations and comprehensive loss only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We model securities assuming the benefit of those external financial guarantees that we determined are creditworthy. We have recorded other-than-temporary impairments for the three months ended March 31, 2011 based on this analysis, with amounts related to credit loss recognized in our condensed consolidated statements of operations and comprehensive loss. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the modeled attributes, including default rates and severities, which are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. Assumption of voluntary prepayment rates is also an input to the present value of expected losses.

	As of March 31, 2011
			Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)

Vintage Year
2004 & Prior:
Unpaid principal balance	$2,159	$511	$3,726	$532	$2,446
Weighted average collateral default(1)	40.9%	36.7%	12.0%	34.7%	17.3%
Weighted average collateral severities(2)	60.7%	45.8%	42.9%	44.7%	35.8%
Weighted average voluntary prepayment rates(3)	4.1%	6.0%	8.6%	8.2%	11.1%
Average credit enhancement(4)	51.3%	18.2%	12.0%	21.8%	10.7%
2005
Unpaid principal balance	$197	$1,375	$1,261	$570	$2,516
Weighted average collateral default(1)	76.1%	57.3%	42.7%	58.5%	41.8%
Weighted average collateral severities(2)	73.0%	54.3%	58.6%	59.5%	50.5%
Weighted average voluntary prepayment rates(3)	1.7%	3.9%	6.6%	6.9%	7.8%
Average credit enhancement(4)	64.3%	29.2%	2.0%	19.3%	6.5%
2006
Unpaid principal balance	$12,303	$1,335	$602	$1,733	$1,866
Weighted average collateral default(1)	78.7%	72.6%	44.3%	61.5%	37.0%
Weighted average collateral severities(2)	73.3%	60.8%	62.8%	62.6%	48.1%
Weighted average voluntary prepayment rates(3)	1.7%	3.2%	6.1%	6.9%	9.3%
Average credit enhancement(4)	19.7%	21.5%	2.4%	1.6%	1.8%
2007 & After:
Unpaid principal balance	$639	$—	$—	$—	$126
Weighted average collateral default(1)	74.4%	N/A	N/A	N/A	44.8%
Weighted average collateral severities(2)	69.9%	N/A	N/A	N/A	54.3%
Weighted average voluntary prepayment rates(3)	1.6%	N/A	N/A	N/A	6.7%
Average credit enhancement(4)	34.4%	N/A	N/A	N/A	25.7%
Total
Unpaid principal balance	$15,298	$3,221	$5,589	$2,835	$6,954
Weighted average collateral default(1)	73.1%	60.4%	22.4%	55.8%	31.9%
Weighted average collateral severities(2)	71.4%	55.7%	48.6%	58.6%	44.7%
Weighted average voluntary prepayment rates(3)	2.1%	3.9%	7.9%	7.1%	9.4%
Average credit enhancement(4)	25.3%	24.3%	8.7%	9.0%	7.0%

(1)	The expected remaining cumulative default rate of the collateral pool backing the securities, as a percentage of the current collateral unpaid principal balance, weighted by security unpaid principal balance.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of March 31, 2011. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2011
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$19,426	$20,643	$—	$—	$1	$1	$3,576	$3,774	$15,849	$16,868
Freddie Mac	14,435	15,356	4	4	32	33	1,492	1,595	12,907	13,724
Ginnie Mae	873	1,004	—	—	—	—	5	6	868	998
Alt-A private-label securities	15,337	13,692	—	—	1	1	279	281	15,057	13,410
Subprime private-label securities	11,109	9,660	—	—	—	—	—	—	11,109	9,660
CMBS	15,097	14,924	—	—	1,990	1,989	12,472	12,328	635	607
Mortgage revenue bonds	11,273	10,542	55	55	370	380	771	772	10,077	9,335
Other mortgage-related securities	3,997	3,792	—	—	—	—	—	16	3,997	3,776

Total	$91,547	$89,613	$59	$59	$2,394	$2,404	$18,595	$18,772	$70,499	$68,378

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of March 31, 2011 and December 31, 2010.

	As of
	March 31,	December 31,
	2011	2010
	(Dollars in millions)

Net unrealized gains on available-for-sale securities for which we have not recorded other-than-temporary impairment	$446	$304
Net unrealized gains (losses) on available-for-sale securities for which we have recorded other-than-temporary impairment	(1,703)	(1,736)
Other	(244)	(250)

Accumulated other comprehensive loss	$(1,501)	$(1,682)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the activity in other comprehensive income, net of tax, by major categories for the three months ended March 31, 2011 and 2010.

	For the Three
	Months Ended
	March 31,
	2011	2010
	(Dollars in millions)

Comprehensive loss:
Net loss	$(6,471)	$(11,529)
Other comprehensive income (loss), net of tax:
Changes in net unrealized losses on available-for-sale securities (net of tax of $87 and $710, respectively)	161	1,318
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $13 and $81, respectively)	32	155
Reclassification adjustment for gains included in net loss (net of tax of $8 and $56, respectively)	(14)	(103)
Other	2	2

Other comprehensive income	181	1,372

Total comprehensive loss	$(6,290)	$(10,157)

6.	Financial Guarantees

For our guarantees to unconsolidated trusts and other guaranty arrangements, we recognize a guaranty obligation for our obligation to stand ready to perform on these guarantees. For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $52.5 billion and $52.4 billion as of March 31, 2011 and December 31, 2010, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $12.4 billion and $12.6 billion as of March 31, 2011 and December 31, 2010, respectively. In addition, we had exposure of $10.1 billion and $10.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $3.8 billion and $3.9 billion as of March 31, 2011 and December 31, 2010, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $1.9 billion and $2.0 billion as of March 31, 2011 and December 31, 2010, respectively.

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due or in the foreclosure process, and the percentage of multifamily loans 60 days or more past due, of loans that also have higher risk characteristics, such as high mark-to-market loan-to-value ratios and low original debt service coverage ratios. We use this information, in conjunction with

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to accurately reflect the current risk of loans with these higher-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011(1)			As of December 31, 2010(1)
	30 Days	60 Days	Seriously	30 Days	60 Days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of single-family conventional guaranty book of business(3)	1.83%	0.73%	5.05%	2.19%	0.89%	5.37%
Percentage of single-family conventional loans(4)	1.93	0.70	4.27	2.32	0.87	4.48

	As of March 31, 2011(1)		As of December 31, 2010(1)
	Percentage of		Percentage of
	Single-Family		Single-Family
	Conventional	Percentage	Conventional	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business(3)	Delinquent(2)(4)	of Business(3)	Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
Less than 100%	82%	2.36%	84%	2.62%
100.01% to 110%	6	9.79	5	11.60
110.01% to 120%	3	13.08	3	14.74
120.01% to 125%	1	14.69	1	16.86
Greater than 125%	8	22.45	7	24.71
Geographical distribution:
Arizona	2	5.16	2	6.23
California	19	3.35	18	3.89
Florida	7	12.40	7	12.31
Nevada	1	9.40	1	10.66
Select Midwest states(5)	10	4.62	11	4.80
All other states	61	3.34	61	3.46
Product distribution (not mutually exclusive):(6)
Alt-A	7	13.45	8	13.87
Subprime	*	27.47	*	28.20
Negatively amortizing adjustable rate	*	8.57	*	9.02
Interest only	5	17.10	6	17.85
Investor property	6	4.67	6	4.79
Condo/Coop	9	5.15	9	5.37
Original loan-to-value ratio >90%(7)	9	9.40	10	10.04
FICO credit score <620(7)	3	14.05	4	14.63
Original loan-to-value ratio >90% and FICO credit score <620(7)	1	20.20	1	21.41

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of March 31, 2011(1)		As of December 31, 2010(1)
	Percentage of		Percentage of
	Single-Family		Single-Family
	Conventional	Percentage	Conventional	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business(3)	Delinquent(2)(4)	of Business(3)	Delinquent(2)(4)

Vintages:
2005	8	7.17	9	7.20
2006	8	12.12	8	12.19
2007	11	13.08	12	13.24
2008	8	5.10	9	4.88
All other vintages	65	1.64	62	1.73

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)	Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of both March 31, 2011 and December 31, 2010.

(2)	Consists of single-family conventional loans that were three months or more past due or in foreclosure, as of the periods indicated.

(3)	Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as MyCommunityMortgage® and Expanded Approval®.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of March 31, 2011(1)(2)		As of December 31, 2010(1)(2)
	30 Days	Seriously	30 Days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.16%	0.64%	0.21%	0.71%

	As of March 31, 2011(1)(2)		As of December 31, 2010(1)(2)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent(3)	Book of Business	Delinquent(3)

Original loan-to-value ratio:
Greater than 80%	5%	0.60%	5%	0.59%
Less than or equal to 80%	95	0.64	95	0.71
Original debt service coverage ratio:
Less than or equal to 1.10	9	0.20	9	0.27
Greater than 1.10	91	0.68	91	0.75
Acquisition loan size distribution:
Less than or equal to $750,000	2	1.59	2	1.61
Greater than $750,000 and less than or equal to $3 million	12	1.22	12	1.17
Greater than $3 million and less than
or equal to $5 million	9	0.84	9	0.88
Greater than $5 million and less than
or equal to $25 million	42	0.76	42	0.88
Greater than $25 million	35	0.18	35	0.24
Maturing dates:
Maturing in 2011	3	1.10	3	0.68
Maturing in 2012	7	0.43	7	0.42
Maturing in 2013	10	0.46	11	0.54
Maturing in 2014	8	0.52	8	0.67
Maturing in 2015	9	0.70	9	0.57

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of both March 31, 2011 and December 31, 2010, respectively, excluding loans that have been defeased. Defeasance is a pre-payment of a loan through substitution of collateral.

(2)	Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of the periods indicated.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.	Acquired Property, Net

Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table displays the activity in acquired property and the related valuation allowance for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Beginning balance, January 1	$18,054	$(1,881)	$16,173	$9,716	$(574)	$9,142
Additions	4,889	(129)	4,760	6,762	(52)	6,710
Disposals	(6,015)	730	(5,285)	(3,425)	206	(3,219)
Write-downs, net of recoveries	—	(384)	(384)	—	(264)	(264)

Ending balance, March 31	$16,928	$(1,664)	$15,264	$13,053	$(684)	$12,369

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.

8.	Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

The following table displays our outstanding short-term borrowings (borrowing with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of March 31, 2011 and December 31, 2010.

	As of
	March 31, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$25	0.01%	$52	2.20%

Fixed-rate short-term debt:
Discount notes	$146,751	0.26%	$151,500	0.32%
Foreign exchange discount notes	341	2.51	384	2.43

Total short-term debt of Fannie Mae	147,092	0.27	151,884	0.32
Debt of consolidated trusts	5,156	0.22	5,359	0.23

Total short-term debt	$152,248	0.27%	$157,243	0.32%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of March 31, 2011 and December 31, 2010.

	As of
	March 31, 2011			December 31, 2010
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2011 - 2030	$291,851	3.14%	2011 - 2030	$300,344	3.20%
Medium-term notes	2011 - 2021	190,950	2.00	2011 - 2020	199,266	2.13
Foreign exchange notes and bonds	2017 - 2028	1,204	6.07	2017 - 2028	1,177	6.21
Other long-term debt(2)	2011 - 2040	47,630	5.64	2011 - 2040	44,893	5.64

Total senior fixed		531,635	2.96		545,680	3.02
Senior floating:
Medium-term notes	2011 - 2016	74,454	0.30	2011 - 2015	72,039	0.31
Other long-term debt(2)	2020 - 2037	389	5.27	2020 - 2037	386	4.92

Total senior floating		74,843	0.32		72,425	0.34
Subordinated fixed:
Qualifying subordinated(3)	2012 - 2014	4,893	5.08	2011 - 2014	7,392	5.47
Subordinated debentures	2019	2,724	9.91	2019	2,663	9.91

Total subordinated fixed		7,617	6.80		10,055	6.65

Total long-term debt of Fannie Mae(4)		614,095	2.69		628,160	2.77
Debt of consolidated trusts(2)	2011 - 2051	2,442,433	4.61	2011 - 2051	2,411,597	4.59

Total long-term debt		$3,056,528	4.23%		$3,039,757	4.22%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Consists of subordinated debt issued with an interest deferral feature.

(4)	Reported amounts include a net discount and other cost basis adjustments of $11.4 billion and $12.4 billion as of March 31, 2011 and December 31, 2010, respectively.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of both March 31, 2011 and December 31, 2010. We had no borrowings outstanding from these lines of credit as of March 31, 2011.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

9.	Derivative Instruments

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of interest rate swaps, interest rate options, foreign currency swaps and futures.

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

We recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted to the extent a legal right of offset exists and is enforceable by law at the counterparty level and are inclusive of cash collateral posted or received, are recorded in “Other assets” or “Other liabilities” in our condensed consolidated balance sheets. We record all derivative gains and losses, including accrued interest, in “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive loss.

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011				As of December 31, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$72,172	$2,074	$198,078	$(10,764)	$49,085	$1,812	$228,142	$(14,115)
Receive-fixed	150,481	5,180	64,296	(868)	172,174	6,493	52,003	(578)
Basis	415	43	1,150	(3)	435	29	50	—
Foreign currency	1,223	161	372	(45)	1,274	164	286	(51)
Swaptions:
Pay-fixed	73,750	737	58,300	(1,844)	66,200	482	30,950	(1,773)
Receive-fixed	54,440	4,074	58,300	(849)	48,340	4,992	30,275	(673)
Interest rate caps	7,000	20	—	—	7,000	24	—	—
Other(1)	1,047	80	100	(1)	909	75	25	(1)

Total gross risk management derivatives	360,528	12,369	380,596	(14,374)	345,417	14,071	341,731	(17,191)
Accrued interest receivable (payable)	—	1,221	—	(1,981)	—	1,288	—	(1,805)
Netting adjustment(2)	—	(13,478)	—	15,622	—	(15,175)	—	18,023

Total net risk management derivatives	$360,528	$112	$380,596	$(733)	$345,417	$184	$341,731	$(973)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of March 31, 2011				As of December 31, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,017	$9	$1,075	$(4)	$2,880	$19	$4,435	$(105)
Forward contracts to purchase mortgage-related securities	20,310	111	12,828	(60)	19,535	123	27,697	(468)
Forward contracts to sell mortgage-related securities	13,149	47	25,959	(144)	40,761	811	24,562	(169)

Total mortgage commitment derivatives	$35,476	$167	$39,862	$(208)	$63,176	$953	$56,694	$(742)

Derivatives at fair value	$396,004	$279	$420,458	$(941)	$408,593	$1,137	$398,425	$(1,715)

(1)	Includes futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral receivable and payable. Cash collateral receivable was $2.8 billion and $3.5 billion as of March 31, 2011 and December 31, 2010, respectively. Cash collateral payable was $704 million and $604 million as of March 31, 2011 and December 31, 2010, respectively.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from each of the major credit rating agencies. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of March 31, 2011 was $3.6 billion for which we posted collateral of $2.8 billion in the normal course of business. If the credit-risk-related contingency features underlying these agreements were triggered as of March 31, 2011, we would be required to post an additional $734 million of collateral to our counterparties.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three months ended March 31, 2011 and 2010.

	For the
	Three Months
	Ended March 31,
	2011	2010
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$602	$(5,879)
Receive-fixed	(256)	4,669
Basis	19	9
Foreign currency	30	(3)
Swaptions:
Pay-fixed	(55)	(934)
Receive-fixed	(233)	27
Interest rate caps	(4)	(56)
Other(1)	13	6

Total risk management derivatives fair value gains (losses), net	116	(2,161)
Mortgage commitment derivatives fair value gains (losses), net	23	(601)

Total derivatives fair value gains (losses), net	$139	$(2,762)

(1)	Includes futures, swap credit enhancements and mortgage insurance contracts.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The table below displays our credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)

Credit loss exposure(4)	$77	$651	$728	$77	$805
Less: Collateral held(5)	55	646	701	—	701

Exposure net of collateral	$22	$5	$27	$77	$104

Additional information:
Notional amount	$209,395	$529,732	$739,127	$1,997	$741,124
Number of counterparties	7	8	15

	As of December 31, 2010
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)

Credit loss exposure(4)	$350	$325	$675	$75	$750
Less: Collateral held(5)	273	325	598	—	598

Exposure net of collateral	$77	$—	$77	$75	$152

Additional information:
Notional amount	$208,898	$476,766	$685,664	$1,484	$687,148
Number of counterparties	7	8	15

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by Standard & Poor’s and Moody’s. The credit rating reflects the equivalent Standard & Poor’s rating for any ratings based on Moody’s scale.

(2)	We had exposure to 4 and 3 interest rate and foreign currency derivative counterparties in a net gain position as of March 31, 2011 and December 31, 2010, respectively. Those interest rate and foreign currency derivatives had notional balances of $125.1 billion and $106.5 billion as of March 31, 2011 and December 31, 2010, respectively.

(3)	Includes defined benefit mortgage insurance contracts and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist. Also includes exchange-traded derivatives, such as futures and interest rate swaps, which are settled daily through a clearinghouse.

(4)	Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(5)	Represents both cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral. We posted cash collateral of $2.8 billion and $3.4 billion related to our counterparties’ credit exposure to us as of March 31, 2011 and December 31, 2010, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

10.	Segment Reporting

Our three reportable segments are: Single-Family, Multifamily, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. We are working on reorganizing our company by function rather than by business in order to improve our operational efficiencies and effectiveness. When we begin operating under a functional structure, we may change some of our management reporting and how we report our business segment results.

Under our segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations and comprehensive loss, as we separate the activity related to our consolidated trusts from the results generated by our three segments. Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group. We also include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated statements of operations.

The following tables display our segment results for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31, 2011
	Business Segments			Other Activity/Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(898)	$(9)	$3,710	$1,574		$583	(3)	$4,960
Benefit (provision) for loan losses	(10,612)	25	—	—		—		(10,587)

Net interest income (expense) after provision for loan losses	(11,510)	16	3,710	1,574		583		(5,627)
Guaranty fee income (expense)	1,871	209	(399)	(1,110	)(4)	(521	)(4)	50	(4)
Investment gains (losses), net	1	4	870	(26)		(774	)(5)	75
Net other-than-temporary impairments	—	—	(44)	—		—		(44)
Fair value gains (losses), net	—	—	218	(33)		104	(6)	289
Debt extinguishment gains (losses), net	—	—	(24)	37		—		13
Losses from partnership investments	—	(12)	—	—		—		(12	)(7)
Fee and other income (expense)	147	58	75	(92)		(1)		187
Administrative expenses	(416)	(68)	(121)	—		—		(605)
Benefit (provision) for guaranty losses	(6)	39	—	—		—		33
Foreclosed property expense	(488)	—	—	—		—		(488)
Other income (expenses)	(318)	6	(9)	—		(19)		(340)

Income (loss) before federal income taxes	(10,719)	252	4,276	350		(628)		(6,469)
Benefit (provision) for federal income taxes	(2)	(5)	5	—		—		(2)

Net income (loss) attributable to Fannie Mae	$(10,721)	$247	$4,281	$350		$(628)		$(6,471)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended March 31, 2010
	Business Segments			Other Activity/Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(1,945)	$4	$3,057	$1,239		$434	(3)	$2,789
Benefit (provision) for loan losses	(11,945)	6	—	—		—		(11,939)

Net interest income (expense) after provision for loan losses	(13,890)	10	3,057	1,239		434		(9,150)
Guaranty fee income (expense)	1,768	194	(279)	(1,197	)(4)	(432	)(4)	54	(4)
Investment gains (losses), net	2	—	792	(155)		(473	)(5)	166
Net other-than-temporary impairments	—	—	(236)	—		—		(236)
Fair value losses, net	—	—	(1,186)	(35)		(484	)(6)	(1,705)
Debt extinguishment losses, net	—	—	(55)	(69)		—		(124)
Losses from partnership investments	—	(58)	—	—		—		(58	)(7)
Fee and other income (expense)	47	35	104	(7)		—		179
Administrative expenses	(390)	(99)	(116)	—		—		(605)
Benefit (provision) for guaranty losses	(11)	47	—	—		—		36
Foreclosed property income (expense)	30	(11)	—	—		—		19
Other income (expenses)	(172)	(6)	27	—		(21)		(172)

Income (loss) before federal income taxes	(12,616)	112	2,108	(224)		(976)		(11,596)
Benefit (provision) for federal income taxes	51	(13)	29	—		—		67

Net income (loss)	(12,565)	99	2,137	(224)		(976)		(11,529)
Less: Net income attributable to noncontrolling interests	—	—	—	—		(1	)(8)	(1)

Net income (loss) attributable to Fannie Mae	$(12,565)	$99	$2,137	$(224)		$(977)		$(11,530)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)	Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our condensed consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)	Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(5)	Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and retained in the Capital Markets portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Losses from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive loss.

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

11.	Regulatory Capital Requirements

FHFA has announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We submit capital reports to FHFA during the conservatorship and FHFA monitors our capital levels.

The following table displays our regulatory capital classification measures as of March 31, 2011 and December 31, 2010.

	As of
	March 31,	December 31,
	2011(1)	2010(1)
	(Dollars in millions)

Core capital(2)	$(98,199)	$(89,516)
Statutory minimum capital requirement(3)	32,530	33,676

Deficit of core capital over statutory minimum capital requirement	$(130,729)	$(123,192)

Deficit of core capital percentage over statutory minimum capital requirement	(402)%	(366)%

(1)	Amounts as of March 31, 2011 and December 31, 2010 represent estimates that have been submitted to FHFA.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

12.	Concentration of Credit Risk

Mortgage Seller/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 76% of our single-family guaranty book of business as of March 31, 2011, compared with 77% as of December 31, 2010. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 69% of our multifamily guaranty book of business as of March 31, 2011, compared with 70% as of December 31, 2010.

If one of our principal mortgage seller/servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $94.8 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2011, which represented approximately 3% of our single-family guaranty book of business. Our primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business represented $90.2 billion and $4.6 billion, respectively, as of March 31, 2011, compared with $91.2 billion and

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

$4.7 billion, respectively, as of December 31, 2010. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of both March 31, 2011 and December 31, 2010.

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

As of March 31, 2011, our allowance for loan losses of $67.6 billion, allowance for accrued interest receivable of $2.9 billion and reserve for guaranty losses of $257 million incorporated an estimated recovery amount of approximately $16.5 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $17.4 billion as of March 31, 2011 and an adjustment of approximately $975 million which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

We had outstanding receivables of $4.1 billion in “Other assets” in our condensed consolidated balance sheet as of March 31, 2011 and $4.4 billion as of December 31, 2010 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $650 million as of March 31, 2011 and $648 million as of December 31, 2010 was due from our mortgage seller/servicers. We assessed the receivables for collectibility, and they are recorded net of a valuation allowance of $271 million as of March 31, 2011 and $317 million as of December 31, 2010 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2011 and December 31, 2010. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.6 billion for the three months ended March 31, 2011 and $6.4 billion for the year ended December 31, 2010. We negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $796 million for the year ended December 31, 2010 are included in our total insurance proceeds amount; there were no such cash fees received in the three months ended March 31, 2011. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce future exposure to our mortgage insurers and were recorded as a reduction to our “Foreclosed property expense (income).”

Financial Guarantors.  We were the beneficiary of financial guarantees totaling $8.6 billion and $8.8 billion as of March 31, 2011 and December 31, 2010, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. In addition, we are the beneficiary of financial guarantees totaling $23.9 billion and $25.7 billion as of March 31, 2011 and December 31, 2010, respectively, obtained from Freddie Mac, the federal government, and its agencies. These financial guaranty contracts assure the collectibility of timely interest and ultimate principal payments on the guaranteed securities if the cash flows generated by the underlying collateral are not sufficient to fully support these payments.

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

and net worth. We model the fair value of our securities assuming the benefit of those external financial guarantees that we determine are creditworthy.

Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $14.8 billion as of March 31, 2011 and $15.6 billion as of December 31, 2010. As of March 31, 2011, 55% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $30.7 billion as of March 31, 2011 and $30.3 billion as of December 31, 2010. As of both March 31, 2011 and December 31, 2010, 41% of our maximum potential loss recovery on multifamily loans was from three lenders.

13.	Fair Value

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of March 31, 2011 and December 31, 2010. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $38.2 billion, or 1% of “Total assets,” and $39.0 billion, or 1% of “Total assets,” in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively.

	Fair Value Measurements as of March 31, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash equivalents(2)	$3,150	$2,950	$—	$—	$6,100
Trading securities:
Mortgage-related securities:
Fannie Mae	—	5,480	1,651	—	7,131
Freddie Mac	—	1,201	—	—	1,201
Ginnie Mae	—	311	—	—	311
Alt-A private-label securities	—	1,638	20	—	1,658
Subprime private-label securities	—	—	1,547	—	1,547
CMBS	—	10,943	—	—	10,943
Mortgage revenue bonds	—	—	606	—	606
Other	—	—	155	—	155
Non-mortgage-related securities:
U.S. Treasury securities	29,383	—	—	—	29,383
Asset-backed securities	—	4,098	2	—	4,100

Total trading securities	29,383	23,671	3,981	—	57,035
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	20,097	546	—	20,643
Freddie Mac	—	15,344	12	—	15,356
Ginnie Mae	—	1,004	—	—	1,004
Alt-A private-label securities	—	6,456	7,236	—	13,692
Subprime private-label securities	—	—	9,660	—	9,660
CMBS	—	14,924	—	—	14,924
Mortgage revenue bonds	—	10	10,532	—	10,542
Other	—	16	3,776	—	3,792

Total available-for-sale securities	—	57,851	31,762	—	89,613
Mortgage loans of consolidated trusts	—	748	2,221	—	2,969
Other assets:
Risk management derivatives:
Swaps	—	8,523	156	—	8,679
Swaptions	—	4,811	—	—	4,811
Interest rate caps	—	20	—	—	20
Other	3	—	77	—	80
Netting adjustment	—	—	—	(13,478)	(13,478)
Mortgage commitment derivatives	—	161	6	—	167

Total other assets	3	13,515	239	(13,478)	279

Total assets at fair value	$32,536	$98,735	$38,203	$(13,478)	$155,996

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of March 31, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$461	$—	$—	$461
Senior floating	—	—	423	—	423

Total of Fannie Mae	—	461	423	—	884
Of consolidated trusts	—	1,526	667	—	2,193

Total long-term debt	—	1,987	1,090	—	3,077
Other liabilities:
Risk management derivatives:
Swaps	—	13,560	101	—	13,661
Swaptions	—	2,693	—	—	2,693
Other	1	—	—	—	1
Netting adjustment	—	—	—	(15,622)	(15,622)
Mortgage commitment derivatives	—	188	20	—	208

Total other liabilities	1	16,441	121	(15,622)	941

Total liabilities at fair value	$1	$18,428	$1,211	$(15,622)	$4,018

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash equivalents(2)	$4,049	$2,300	$—	$—	$6,349
Trading securities:
Mortgage-related securities:
Fannie Mae	—	5,196	2,202	—	7,398
Freddie Mac	—	1,326	—	—	1,326
Ginnie Mae	—	590	—	—	590
Alt-A private-label securities	—	1,663	20	—	1,683
Subprime private-label securities	—	—	1,581	—	1,581
CMBS	—	10,764	—	—	10,764
Mortgage revenue bonds	—	—	609	—	609
Other	—	—	152	—	152
Non-mortgage-related securities:
U.S. Treasury securities	27,432	—	—	—	27,432
Asset-backed securities	—	5,309	12	—	5,321

Total trading securities	27,432	24,848	4,576	—	56,856
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	22,714	114	—	22,828
Freddie Mac	—	16,993	3	—	16,996
Ginnie Mae	—	1,039	—	—	1,039
Alt-A private-label securities	—	6,841	7,049	—	13,890
Subprime private-label securities	—	—	9,932	—	9,932
CMBS	—	14,844	—	—	14,844
Mortgage revenue bonds	—	11	11,030	—	11,041
Other	—	16	3,806	—	3,822

Total available-for-sale securities	—	62,458	31,934	—	94,392
Mortgage loans of consolidated trusts	—	755	2,207	—	2,962
Other assets:
Risk management derivatives:
Swaps	—	9,623	163	—	9,786
Swaptions	—	5,474	—	—	5,474
Interest rate caps	—	24	—	—	24
Other	3	—	72	—	75
Netting adjustment	—	—	—	(15,175)	(15,175)
Mortgage commitment derivatives	—	941	12	—	953

Total other assets	3	16,062	247	(15,175)	1,137

Total assets at fair value	$31,484	$106,423	$38,964	$(15,175)	$161,696

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of December 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$472	$—	$—	$472
Senior floating	—	—	421	—	421

Total of Fannie Mae	—	472	421	—	893
Of consolidated trusts	—	1,644	627	—	2,271

Total long-term debt	—	2,116	1,048	—	3,164
Other liabilities:
Risk management derivatives:
Swaps	—	16,436	113	—	16,549
Swaptions	—	2,446	—	—	2,446
Other	1	—	—	—	1
Netting adjustment	—	—	—	(18,023)	(18,023)
Mortgage commitment derivatives	—	712	30	—	742

Total other liabilities	1	19,594	143	(18,023)	1,715

Total liabilities at fair value	$1	$21,710	$1,191	$(18,023)	$4,879

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

(2)	Cash equivalents is comprised of U.S. Treasuries that are classified as Level 1 and money market funds that are classified as Level 2.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive loss for Level 3 assets and liabilities for the three months ended March 31, 2011 and 2010. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2011
										Net Unrealized
										Gains (Losses)
										Included
										in Net Loss
		Total Gains or (Losses)								Related to
		(Realized/Unrealized)								Assets and
			Included							Liabilities Still
	Balance,	Included	in Other				Transfers	Transfers	Balance,	Held as of
	December 31,	in Net	Comprehensive				Out of	into	March 31,	March 31,
	2010	Loss	Income	Purchases(3)	Sales(3)	Settlements(4)	Level 3(1)	Level 3(1)	2011	2011(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$2,202	$(13)	$—	$—	$(15)	$(132)	$(391)	$—	$1,651	$(10)
Alt-A private-label securities	20	—	—	—	—	—	—	—	20	—
Subprime private-label securities	1,581	11	—	—	—	(45)	—	—	1,547	11
Mortgage revenue bonds	609	—	—	—	—	(3)	—	—	606	3
Other	152	4	—	—	—	(1)	—	—	155	4
Non-mortgage-related:
Asset-backed securities	12	—	—	—	—	(3)	(9)	2	2	—

Total trading securities	4,576	2	—	—	(15)	(184)	(400)	2	3,981	8

Available-for-sale securities:
Mortgage-related:
Fannie Mae	114	—	4	416	(15)	(2)	(101)	130	546	—
Freddie Mac	3	—	—	—	—	—	—	9	12	—
Alt-A private-label securities	7,049	(2)	104	—	—	(258)	(317)	660	7,236	—
Subprime private-label securities	9,932	130	(58)	—	—	(344)	—	—	9,660	—
Mortgage revenue bonds	11,030	(2)	21	—	(42)	(475)	—	—	10,532	—
Other	3,806	1	71	—	—	(102)	—	—	3,776	—

Total available-for-sale securities	31,934	127	142	416	(57)	(1,181)	(418)	799	31,762	—

Mortgage loans of consolidated trusts	2,207	11	—	15	—	(79)	(6)	73	2,221	11
Net derivatives	104	14	—	—	—	—	—	—	118	5
Long-term debt:
Of Fannie Mae:
Senior floating	(421)	(22)	—	—	—	20	—	—	(423)	(22)
Of consolidated trusts	(627)	(35)	—	—	—	22	22	(49)	(667)	(35)

Total long-term debt	$(1,048)	$(57)	$—	$—	$—	$42	$22	$(49)	$(1,090)	$(57)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2010
									Net Unrealized
			Total Gains or (Losses)						Gains (Losses)
			(Realized/Unrealized)						Included in Net
					Purchases,				Loss Related to
					Sales,				Assets and
		Impact of		Included	Issuances,				Liabilities Still
	Balance,	New	Included	in Other	and	Transfers	Transfers	Balance,	Held as of
	December 31,	Accounting	in Net	Comprehensive	Settlements,	Out of	into	March 31,	March 31,
	2009	Standards	Loss	Income	Net	Level 3(1)	Level 3(1)	2010	2010(2)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$38	$—	$(131)	$(1,490)	$5	$4,076	$43
Alt-A private-label securities	564	62	23	—	(36)	(490)	30	153	—
Subprime private-label securities	1,780	—	(26)	—	(71)	—	—	1,683	(26)
Mortgage revenue bonds	600	—	50	—	(39)	—	—	611	47
Other	154	—	5	—	(1)	—	—	158	5
Non-mortgage-related:
Asset-backed securities	107	—	(1)	—	(36)	(40)	13	43	1

Total trading securities	8,861	60	89	—	(314)	(2,020)	48	6,724	70

Available-for-sale securities:
Mortgage-related:
Fannie Mae	596	(203)	(2)	1	167	(344)	2	217	—
Freddie Mac	27	—	—	—	(3)	—	6	30	—
Ginnie Mae	123	—	—	—	—	—	—	123	—
Alt-A private-label securities	8,312	471	(4)	267	(312)	(1,011)	794	8,517	—
Subprime private-label securities	10,746	(118)	(88)	463	(492)	—	—	10,511	—
Mortgage revenue bonds	12,820	21	(1)	233	(514)	—	—	12,559	—
Other	3,530	366	(5)	110	(128)	—	—	3,873	—

Total available-for-sale securities	36,154	537	(100)	1,074	(1,282)	(1,355)	802	35,830	—

Guaranty assets and buy-ups	2,577	(2,568)	—	—	2	—	—	11	1
Net derivatives	123	—	35	—	(18)	—	—	140	(2)
Long-term debt:
Of Fannie Mae:
Senior floating	(601)	—	14	—	5	—	—	(582)	15
Of consolidated trusts	—	(77)	(1)	—	—	9	(2)	(71)	—

Total long-term debt	$(601)	$(77)	$13	$—	$5	$9	$(2)	$(653)	$15

(1)	Transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. The transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans as well as Fannie Mae guaranteed mortgage-related securities. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(2)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

(3)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitized trusts.

(4)	Issuances and settlements include activity related to the consolidation and deconsolidation of liabilities of securitized trusts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2011 and 2010, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended March 31, 2011
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$135	$(24)	$(17)	$3	$97
Net unrealized losses related to Level 3 assets and liabilities still held as of March 31, 2011	$—	$(33)	$—	$—	$(33)

	For the Three Months Ended March 31, 2010
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$111	$133	$(212)	$5	$37
Net unrealized gains related to Level 3 assets and liabilities still held as of March 31, 2010	$—	$83	$—	$1	$84

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

Mortgage Loans Held for Investment “HFI”—The majority of HFI performing loans and nonperforming loans that are not individually impaired are reported in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. We elected the fair value option for certain loans containing embedded derivatives that would otherwise require bifurcation and consolidated loans of senior-subordinate trust structures, which are recorded in our condensed consolidated balance sheets at fair value on a recurring basis.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair value of performing loans represents an estimate of the prices we would receive if we were to securitize those loans and is determined based on comparisons to Fannie Mae MBS with similar characteristics, either on a pool or loan level. We use the observable market values of our Fannie Mae MBS determined from third-party pricing services and other observable market data as a base value, from which we add or subtract the fair value of the associated guaranty asset, guaranty obligation and master servicing arrangement. We classify these valuations primarily within Level 2 of the valuation hierarchy given that the market values of our Fannie Mae MBS are calibrated to the quoted market prices in active markets for similar securities. To the extent that significant inputs are not observable or determined by extrapolation of observable points, the loans are classified within Level 3. Certain loans that do not qualify for Fannie Mae MBS securitization are valued using market-based data including, for example, credit spreads, severities and prepayment speeds for similar loans, through third-party pricing services or through a model approach incorporating both interest rate and credit risk simulating a loan sale via a synthetic structure.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one-month LIBOR plus the option-adjusted spread (“OAS”) for interest-only trust securities. The interest-only OAS is calibrated using prices of a representative sample of interest-only trust securities. We believe the remitted fee income is less liquid than interest-only trust securities and more like an excess servicing strip. We take a further haircut of the present value for liquidity considerations. This discount is based on market quotes from dealers.

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

Debt—The majority of debt of Fannie Mae is recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain structured debt instruments, which are recorded in our condensed consolidated balance sheets at fair value on a recurring basis.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

with embedded derivatives is recorded in our condensed consolidated balance sheets at fair value on a recurring basis.

Nonrecurring Changes in Fair Value

The following tables display assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the three months ended March 31, 2011 and 2010 as a result of fair value measurements.

						For the Three
	Fair Value Measurements					Months Ended
	For the Three Months Ended March 31, 2011					March 31, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total
	(Level 1)	(Level 2)	(Level 3)	Value		Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$89	$131	$220		$(5)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	27,265	27,265	(3)	(1,014)
Of consolidated trusts	—	—	633	633	(3)	(80)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,028	1,028	(3)	(80)
Acquired property, net:
Single-family	—	—	12,114	12,114	(4)	(811)
Multifamily	—	—	93	93	(4)	(16)
Other assets	—	—	1,402	1,402		(30)

Total assets at fair value	$—	$89	$42,666	$42,755		$(2,036)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

						For the Three
	Fair Value Measurements					Months Ended
	For the Three Months Ended March 31, 2010					March 31, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total Gains
	(Level 1)	(Level 2)	(Level 3)	Value		(Losses)
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,690	$473	$7,163	(1)(2)	$(69	)(2)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	3,621	3,621	(3)	109
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,089	1,089	(3)	(91)
Acquired property, net:
Single-family	—	—	5,827	5,827	(4)	(332)
Multifamily	—	—	73	73	(4)	(15)
Other Assets:
Guaranty assets	—	—	18	18		(3)
Partnership investments	—	—	69	69		(63)

Total assets at fair value	$—	$6,690	$11,170	$17,860		$(464)

(1)	Includes $7.1 billion of mortgage loans held for sale that were sold, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of March 31, 2010.

(2)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the new accounting standards.

(3)	Includes $1.3 billion and $161 million of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of March 31, 2011 and 2010, respectively.

(4)	Includes $4.1 billion and $1.6 billion of acquired properties that were sold or transferred as of March 31, 2011 and 2010, respectively.

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

Mortgage Loans Held for Sale “HFS”—HFS loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are described under “Mortgage Loans Held for Investment” and these loans are classified as Level 2 to the extent that significant inputs are observable. To the extent that significant inputs are unobservable or determined by extrapolation of observable points, the loans are classified within Level 3.

Acquired Property, Net and Other Assets—Acquired property, net mainly represents foreclosed property received in full satisfaction of a loan net of a valuation allowance. Acquired property is initially recorded in

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

our condensed consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined using a hierarchy based on the reliability of available information. The fair value estimate is based on the best information available at the time of valuation. The hierarchy includes offers accepted, third-party interior appraisals, independent broker opinions, proprietary home price model values and exterior broker price opinions. Estimated cost to sell is based upon historical sales cost at a geographic level.

Subsequent to initial measurement, the foreclosed properties that we intend to sell are reported at the lower of the carrying amount or fair value less estimated costs to sell. Foreclosed properties classified as held for use, included in other assets, are depreciated and are impaired when circumstances indicate that the carrying amount of the property is no longer recoverable. Acquired property held for use is included in other assets in our condensed consolidated balance sheets. The fair value of our single-family foreclosed properties on an ongoing basis is determined using the same information hierarchy used at the point of initial fair value. The fair value of our multifamily properties is derived using third-party valuations. When third-party valuations are not available, we estimate the fair value using current net operating income of the property and capitalization rates.

Acquired property is classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of March 31, 2011 and December 31, 2010. The fair value of financial instruments we disclose, includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of
	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$56,561	$56,561	$80,975	$80,975
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,250	26,250	11,751	11,751
Trading securities	57,035	57,035	56,856	56,856
Available-for-sale securities	89,613	89,613	94,392	94,392
Mortgage loans held for sale	1,414	1,458	915	915
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	348,644	313,172	358,698	319,367
Of consolidated trusts	2,599,999	2,618,736	2,564,107	2,610,145

Mortgage loans held for investment	2,948,643	2,931,908	2,922,805	2,929,512
Advances to lenders	3,091	2,940	7,215	6,990
Derivative assets at fair value	279	279	1,137	1,137
Guaranty assets and buy-ups	459	899	458	814

Total financial assets	$3,183,345	$3,166,943	$3,176,504	$3,183,342

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$25	$25	$52	$51
Short-term debt:
Of Fannie Mae	147,092	147,133	151,884	151,974
Of consolidated trusts	5,156	5,156	5,359	5,359
Long-term debt:
Of Fannie Mae	614,095	633,150	628,160	649,684
Of consolidated trusts	2,442,433	2,530,474	2,411,597	2,514,929
Derivative liabilities at fair value	941	941	1,715	1,715
Guaranty obligations	760	3,427	769	3,854

Total financial liabilities	$3,210,502	$3,320,306	$3,199,536	$3,327,566

(1)	Includes restricted cash of $36.7 billion and $63.7 billion as of March 31, 2011 and December 31, 2010, respectively.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

We elected the fair value option for the financial assets and liabilities of the consolidated senior-subordinate trust structures. By electing the fair value option for these instruments, we are able to eliminate the volatility in our results of operations that would otherwise result from different accounting treatment between loans at cost and debt at cost.

Interest income for the mortgage loans is recorded in “Mortgage loans interest income” and interest expense for the debt instruments is recorded in “Long-term debt interest expense” in our condensed consolidated statements of operations and comprehensive loss.

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of March 31, 2011 and December 31, 2010.

As of
	March 31, 2011			December 31, 2010
			Long-Term			Long-Term
	Loans of	Long-Term	Debt of	Loans of	Long-Term	Debt of
	Consolidated	Debt of	Consolidated	Consolidated	Debt of	Consolidated
	Trusts(1)	Fannie Mae	Trusts(2)	Trusts(1)	Fannie Mae	Trusts(2)
(Dollars in millions)

Fair value	$2,969	$884	$2,193	$2,962	$893	$2,271
Unpaid principal balance	3,472	809	2,506	3,456	829	2,572

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(1)	Includes nonaccrual loans with a fair value of $242 million and $219 million as of March 31, 2011 and December 31, 2010, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2011 is $216 million. Includes loans that are 90 days past due with a fair value of $365 million and $369 million as of March 31, 2011 and December 31, 2010, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2011 is $253 million.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $140 million and $151 million as of March 31, 2011 and December 31, 2010, respectively.

Changes in Fair Value under the Fair Value Option Election

The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive loss for the periods ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011			2010
		Long-	Total	Long-
		Term	Gains	Term
	Loans	Debt	(Losses)	Debt
	(Dollars in millions)

Changes in instrument-specific credit risk	$(217)	$(4)	$(221)	$3
Other changes in fair value	65	33	98	(27)

Fair value gains (losses), net	$(152)	$29	$(123)	$(24)

In determining the changes in the instrument-specific credit risk for loans, the changes in the associated credit-related components of these loans, primarily the guaranty obligation, were taken into consideration with the overall change in the fair value of the loans for which we elected the fair value option for financial instruments. In determining the changes in the instrument-specific credit risk for debt, the changes in Fannie Mae debt spreads to LIBOR that occurred during the period were taken into consideration with the overall change in the fair value of the debt for which we elected the fair value option for financial instruments. Specifically, cash flows are evaluated taking into consideration any derivatives through which Fannie Mae has swapped out of the structured features of the notes and thus created a floating-rate LIBOR-based debt instrument. The change in value of these LIBOR-based cash flows based on the Fannie Mae yield curve at the beginning and end of the period represents the instrument-specific risk.

14.	Commitments and Contingencies

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

For certain legal actions and proceedings we have established a reserve for probable losses where we can reasonably estimate such losses or ranges of losses. Based on our current knowledge and after consultation with counsel, we do not believe that such losses or ranges of losses will have a material adverse effect on our financial condition. We note, however, that in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. For certain other legal actions or proceedings, we cannot reasonably estimate such losses or ranges of losses, particularly for proceedings that are in their early stages of

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

development, where plaintiffs seek substantial or indeterminate damages, or where there may be novel or unsettled legal questions relevant to the proceedings. For these matters, we have not established a reserve. Given the uncertainties involved in any action or proceeding, regardless of whether we have established a reserve, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period. Based on our current knowledge with respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have recorded a loss reserve.

In addition to the matters specifically described below, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that we do not expect will have a material impact on our business or financial condition. We have advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to indemnification agreements.

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

2008 Class Action Lawsuits

Fannie Mae is a defendant in two consolidated class actions filed in 2008 and currently pending in the U.S. District Court for the Southern District of New York—In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. On February 11, 2009, the Judicial Panel on Multidistrict Litigation ordered that the cases be coordinated for pretrial proceedings. On October 13, 2009, the Court entered an order allowing FHFA to intervene in In re Fannie Mae 2008 Securities Litigation.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

On November 24, 2009, the Court granted the defendants’ motion to dismiss the Securities Act claims as to all defendants. On September 30, 2010, the Court granted in part and denied in part the defendants’ motions to dismiss the Securities Exchange Act claims. As a result of the partial denial, some of the Securities Exchange Act claims remain pending against us and certain of our former officers. On October 14, 2010, we and certain other defendants filed motions for reconsideration of those portions of the Court’s September 30, 2010 order denying in part the defendants’ motions to dismiss. Fannie Mae filed its answer to the consolidated complaint on December 31, 2010. Defendants’ motions for reconsideration were denied on April 11, 2011.

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

Smith v. Fannie Mae, et al.

This action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters and is pending in the Southern District of New York where it is coordinated with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges, in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock, violations of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of § 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages.

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

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Deputy Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Deputy Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2011, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Deputy Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2011 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of March 31, 2011 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2011 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate this material weakness while we are under conservatorship.

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

Management has determined that we continued to have the following material weakness as of March 31, 2011 and as of the date of filing this report:

•	Disclosure Controls and Procedures. We have been under the conservatorship of FHFA since September 6, 2008. Under the 2008 Reform Act, FHFA is an independent agency that currently functions as both our conservator and our regulator with respect to our safety, soundness and mission. Because of the nature of the conservatorship under the 2008 Reform Act, which places us under the “control” of FHFA (as that term is defined by securities laws), some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our conservator, FHFA has the power to take actions without our knowledge that could be material to our shareholders and other stakeholders, and could significantly affect our financial performance or our continued existence as an ongoing business. Although we and FHFA attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as a disclosure controls and procedures policy of a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures. As both our regulator and our conservator under the 2008 Reform Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to Fannie Mae, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible.

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2011 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

Mitigating Actions Relating to Material Weakness

As described above under “Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2011 (“First Quarter 2011 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2011 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the First Quarter 2011 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2011 Form 10-Q and had no objection to our filing the First Quarter 2011 Form 10-Q.

•	The Acting Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting on at least a bi-weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

Changes in Internal Control over Financial Reporting

Management is required to evaluate, with the participation of our Chief Executive Officer and Deputy Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since December 31, 2010 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information in this item supplements information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2010 Form 10-K. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference in this item or in our 2010 Form 10-K. We have recorded a reserve for legal claims related to those matters for which we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

Item 1A.	Risk Factors

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2010 Form 10-K. This section supplements and updates that discussion and, for a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in our 2010 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss below, we face risks and uncertainties not currently known to us or that we currently believe are immaterial. The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth and could cause our actual results to differ materially from our past results or the results contemplated by the forward-looking statements contained in this report.

The future of our company is uncertain.

There is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated.

On February 11, 2011, Treasury and HUD released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report also addresses three options for a reformed housing finance system. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period.

In April 2011, in the House of Representatives, the Subcommittee on Capital Markets and Government Sponsored Enterprises of the Financial Services Committee approved several bills relating to GSE operations. We expect that Congress will continue to hold hearings and consider legislation in 2011 on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure, our operations, or that involve Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “MD&A—Legislative and Regulatory Developments—GSE Reform” for more information about the Treasury report and Congressional proposals regarding reform of the GSEs.

Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets. Amounts recovered from the liquidation may be insufficient to cover our obligations or aggregate liquidation preference on our preferred stock, or provide any proceeds to common shareholders.

FHFA has an obligation to place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations for a period of 60 days after the filing deadline for our Form 10-K or Form 10-Q with the SEC. Because of the credit-related expenses we expect to incur on our legacy book of business and our dividend obligation to Treasury, we will continue to need funding from Treasury to avoid triggering FHFA’s obligation. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, Treasury may not be able to make funds available to us within the required 60 days if providing the funds would cause the government to exceed its authorized debt ceiling. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship.

A receivership would terminate the conservatorship. In addition to the powers FHFA has as our conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising from their status as shareholders or creditors, except for their right to payment, resolution or other satisfaction of their claims as permitted under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act (together, the “GSE Act”). Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us.

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

Our borrowing costs and our access to the debt capital markets depend in large part on the high credit ratings on our senior unsecured debt. Credit ratings on our debt are subject to revision or withdrawal at any time by the rating agencies. Actions by governmental entities impacting the support we receive from Treasury could adversely affect the credit ratings on our senior unsecured debt. While there have been no changes in our credit ratings from December 31, 2010 to May 2, 2011, on April 20, 2011, Standard & Poor’s revised its outlook on the debt issues of Fannie Mae to negative from stable. This action followed Standard & Poor’s revision to the outlook of the U.S. government’s long-term credit rating to negative from stable. Standard & Poor’s noted that the ratings on Fannie Mae and other government-related entities are constrained by the long-term sovereign rating on the U.S. government and noted that it will not raise the outlooks or ratings on these entities above the U.S. government as long as the ratings and outlook on the U.S. remain unchanged. Standard & Poor’s also stated that if it were to lower its ratings on the U.S. government, it would likely lower the ratings on the debt of Fannie Mae and other government-related entities. A reduction in our credit ratings would likely increase our borrowing costs, limit our access to the capital markets and trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements. It may also reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”

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

Although we cannot predict the ultimate impact of this foreclosure pause on our business at this time, we believe the pause has resulted in longer foreclosure timelines and higher credit-related expenses and will likely continue to do so. The foreclosure pause could negatively affect housing market conditions and delay the recovery of the housing market. This foreclosure pause may also negatively affect the value of the private-label securities we hold and result in additional impairments on these securities.

The foreclosure process deficiencies have generated significant concern and are currently being reviewed by various government agencies and the attorneys general of all fifty states. Foreclosure process deficiencies could lead to expensive or time-consuming new regulation, such as new rules applicable to the foreclosure process recently issued by courts in some states. On April 13, 2011, federal banking regulators announced enforcement actions against fourteen mortgage servicers and their parent bank holding companies to address deficiencies and weaknesses identified in the regulators’ review of the servicers’ foreclosure processing. The enforcement actions require the servicers to correct deficiencies and make improvements in their servicing and foreclosure practices. The actions also require each servicer to hire an independent firm to conduct a comprehensive review of foreclosure actions pending during 2009 and 2010 to identify and provide remediation to borrowers who suffered financial injury as a result of wrongful foreclosures or other foreclosure process deficiencies.

The failure of our servicers or a law firm to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process poses operational, reputational and legal risks for us. Depending on the duration and extent of the foreclosure pause and the foreclosure process deficiencies, and the responses to them, these matters could have a material adverse effect on our business.

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

Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies discussed above may impact MERS. On April 13, 2011, federal banking regulators and FHFA announced that they were taking enforcement action against MERS to address significant weaknesses in, among other things, oversight, management supervision and corporate governance at MERS that were uncovered as part of the regulators’ review of mortgage servicers’ foreclosure processing. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements could pose counterparty, operational, reputational and legal risks for us. If investigations or new regulation or legislation restricts servicers’ use of MERS, our counterparties may be required to record all mortgage transfers in land records, incurring additional costs and time in the recordation process. At this time, we cannot predict the ultimate outcome of these legal challenges to MERS or the impact on our business, results of operations and financial condition.

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

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”). During the quarter ended March 31, 2011, 73,094 restricted stock units vested, as a result of which 48,419 shares of common stock were issued, and 24,675 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to our entering into conservatorship. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

During the quarter ended March 31, 2011, 154 shares of common stock were issued upon conversion of 100 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the GSE Act, our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, our securities offerings are exempt from SEC registration requirements and we do not file registration statements or prospectuses with the SEC under the Securities Act of 1933 with respect to our securities offerings.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this report.

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the first quarter of 2011.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased(1)	per Share	Program(2)	the Program(2)
	(Shares in thousands)

2011
January 1-31	294	$0.52	—	—
February 1-28	23	0.59	—	—
March 1-31	1	0.55	—	—

Total	318

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of $167,443 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 100 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of those shares into 154 shares of common stock.

(2)	We no longer have any publicly announced share repurchase programs under which we could purchase our common stock.

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

Federal National Mortgage Association

By:	/s/ Michael J. Williams
Michael J. Williams
President and Chief Executive Officer

Date: May 6, 2011

By:	/s/ David C. Hisey
David C. Hisey
Executive Vice President and
Deputy Chief Financial Officer

Date: May 6, 2011

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Annual Report on Form 10-K, filed February 24, 2011.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)
4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)
4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1 (Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)
4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)
4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)
4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)
4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)
4.16	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 14, 2008.)
4.17	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)

E-1

Item		Description

4.18		Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.19		Warrant to Purchase Common Stock, dated September 7, 2008 (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)
4.20		Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)
4.21		Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)
4.22		Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)
31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2		Certification of Deputy Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification of Deputy Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	. INS	XBRL Instance Document*
101	. SCH	XBRL Taxonomy Extension Schema*
101	. CAL	XBRL Taxonomy Extension Calculation*
101	. LAB	XBRL Taxonomy Extension Labels*
101	. PRE	XBRL Taxonomy Extension Presentation*
101	. DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

E-2

FR006