Form 10-Q
period 2011-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2011-08-05
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of June 30, 2011, there were 1,158,237,382 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

ii

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

You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2010 Form 10-K.

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938 to support liquidity, stability and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Our charter does not permit us to originate loans or lend money directly to consumers in the primary mortgage market. Our most significant activity is securitizing mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. We also purchase mortgage loans and mortgage-related securities for our mortgage portfolio. We obtain funds to support our business activities by issuing a variety of debt securities in the domestic and international capital markets.

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

EXECUTIVE SUMMARY

In the first half of 2011, we continued our work to provide liquidity and support to the mortgage market, grow the strong new book of business we have been acquiring since January 1, 2009, and minimize our losses from delinquent loans.

Providing Liquidity and Support to the Mortgage Market

Our Liquidity and Support Activities

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•	We serve as a stable source of funds for purchases of homes and multifamily rental housing, as well as for refinancing existing mortgages. We provided nearly $2 trillion in liquidity to the mortgage market from January 1, 2009 through June 30, 2011 through our purchases and guarantees of mortgage loans, which enabled over 7 million borrowers to purchase homes or refinance loans and financed nearly 857,000 units of multifamily housing.

•	We are a consistent market presence as we continue to provide liquidity to the mortgage market even when other sources of capital have exited the market, as evidenced by the events of the last few years. We estimate that we, Freddie Mac and Ginnie Mae have collectively guaranteed more than 80% of the single-family mortgages originated in the United States since January 1, 2009.

•	We have strengthened our lending standards to support sustainable homeownership. Our support enables borrowers to have access to a variety of conforming mortgage products, including long-term, fixed-rate mortgages, such as the prepayable 30-year fixed-rate mortgage that protects homeowners from interest rate swings.

•	We helped more than 874,000 homeowners struggling to pay their mortgages work out their loans from January 1, 2009 through June 30, 2011, which helped to support neighborhoods, home prices and the housing market.

•	We support affordability in the multifamily rental market. The vast majority of the multifamily units we financed during 2009 and 2010 were affordable to families earning at or below the median income in their area.

•	Borrowers typically pay a lower interest rate on loans purchased or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage originators are generally able to offer borrowers lower mortgage rates on conforming loan products, including ours, in part because of the value investors place on GSE-guaranteed mortgage-related securities.

•	In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2010 Form 10-K in “Business—Business Segments—Capital Markets.”

2011 Acquisitions and Market Share

In the first half of 2011, we purchased or guaranteed approximately $306 billion in loans, measured by unpaid principal balance, which includes approximately $36 billion in delinquent loans we purchased from our single-family MBS trusts. Excluding delinquent loans purchased from our MBS trusts, our purchases and guarantees during the first half of 2011 enabled our lender customers to finance approximately 1,238,000 single-family conventional loans and loans secured by multifamily properties with approximately 179,000 units. We use the term “acquire” in this report to refer to both our purchases and our guarantees of mortgage loans.

We remained the largest single issuer of mortgage-related securities in the secondary market during the second quarter of 2011, with an estimated market share of new single-family mortgage-related securities issuances of 43.2%. In comparison, our estimated market share of new single-family mortgage-related securities issuances was 48.6% in the first quarter of 2011 and 39.1% in the second quarter of 2010.

We remained a constant source of liquidity in the multifamily market. We owned or guaranteed approximately one-fifth of the outstanding debt on multifamily properties as of March 31, 2011 (the latest date for which information was available).

Summary of Our Financial Performance for the Second Quarter and First Half of 2011

Our financial results for the second quarter and the first half of 2011 reflect the continued weakness in the housing and mortgage markets, which remain under pressure from high levels of unemployment, underemployment and the prolonged decline in home prices since their peak in the third quarter of 2006. Credit-related expenses continue to be the primary driver of our net losses for each period presented. Our credit-related expenses vary from period to period primarily based on changes in home prices, borrower payment behavior, the types and volumes of loss mitigation activities completed, and actual and estimated recoveries from our lender counterparties.

Comprehensive Loss

Our net loss and total comprehensive loss for the second quarter of 2011 were both $2.9 billion. In comparison, we recognized a total comprehensive loss of $6.3 billion in the first quarter of 2011, consisting of a net loss of $6.5 billion and other comprehensive income of $181 million. We recognized total comprehensive income of $447 million in the second quarter of 2010, consisting of a net loss of $1.2 billion and other comprehensive income of $1.7 billion (primarily driven by a reduction in our unrealized losses due to significantly improved fair value of available-for-sale securities).

Our total comprehensive loss for the first half of 2011 was $9.2 billion, consisting of a net loss of $9.4 billion and other comprehensive income of $183 million. In comparison, we recognized a total comprehensive loss of $9.7 billion in the first half of 2010, consisting of a net loss of $12.8 billion and other comprehensive income of $3.0 billion (primarily driven by a reduction in our unrealized losses due to significantly improved fair value of available-for-sale securities).

Second Quarter 2011 vs. First Quarter 2011.  The $3.6 billion decrease in our net loss was primarily due to a $5.0 billion decrease in our credit-related expenses driven by the deterioration in home prices in the first quarter of 2011, which was not present in the second quarter of 2011, and higher amounts received from lenders related to our outstanding repurchase requests. This was partially offset by net fair value losses of $1.6 billion in the second quarter of 2011 driven by losses on our risk management derivatives due to a decline in swap interest rates during the period, compared with net fair value gains of $289 million in the first quarter of 2011.

Second Quarter 2011 vs. Second Quarter 2010.  The $1.7 billion increase in our net loss was primarily due to a $1.2 billion increase in credit-related expenses and $1.6 billion in net fair value losses in the second quarter of 2011 driven by losses on our risk management derivatives due to a decline in swap interest rates during the period, compared with $303 million in net fair value gains in the second quarter of 2010. These were partially offset by a $765 million increase in net interest income. The increase in credit-related expenses was primarily driven by an increase in the number of modified loans that are subject to individual impairment, a decrease in home prices on a national basis and the longer period of time that loans continue to remain delinquent, partially offset by higher amounts received from lenders related to our outstanding repurchase requests.

First Half of 2011 vs. First Half of 2010.  The $3.4 billion decrease in our net loss was primarily due to a $2.9 billion increase in our net interest income driven by lower funding costs, partially offset by a $366 million increase in our credit-related expenses.

See “Consolidated Results of Operations” for more information on our results.

Net Worth

Our net worth deficit of $5.1 billion as of June 30, 2011 reflects the recognition of our total comprehensive loss of $2.9 billion and our payment to Treasury of $2.3 billion in senior preferred stock dividends during the second quarter of 2011. The Acting Director of FHFA will submit a request to Treasury on our behalf for $5.1 billion to eliminate our net worth deficit.

In the second quarter of 2011, we received $8.5 billion in funds from Treasury to eliminate our net worth deficit as of March 31, 2011. Upon receipt of the additional funds requested to eliminate our net worth deficit as of June 30, 2011, the aggregate liquidation preference on the senior preferred stock will be $104.8 billion, which will require an annualized dividend payment of $10.5 billion. This amount exceeds our reported annual net income for each year since our inception. Through June 30, 2011, we have paid an aggregate of $14.7 billion to Treasury in dividends on the senior preferred stock.

Table 1 below displays our Treasury draw and senior preferred stock dividend payments to Treasury since entering conservatorship on September 6, 2008.

Table 1:  Treasury Draw and Dividend Payments

				2011 to date	Cumulative
	2008	2009	2010	(first half)	Total
	(Dollars in billions)

Senior preferred stock dividends(1)	$—	$2.5	$7.7	$4.5	$14.7
Treasury draw(2)(3)	15.2	60.0	15.0	13.6	103.8
Cumulative percentage of senior preferred stock dividends to Treasury draw	0.2%	3.3%	11.3%	14.2%	14.2%

(1)	Represents total quarterly cash dividends paid to Treasury, during the periods presented, based on an annual rate of 10% per year on the aggregate liquidation preference of the senior preferred stock.

(2)	Represents the total draws required and requested from Treasury based on our quarterly net worth deficits for the periods presented. Draw requests were funded in the quarter following each quarterly net worth deficit.

(3)	Treasury draws do not include the initial $1.0 billion liquidation preference of the senior preferred stock, for which we did not receive any cash proceeds.

Total Loss Reserves

Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, increased to $74.8 billion as of June 30, 2011 from $72.1 billion as of March 31, 2011 and $66.3 billion as of December 31, 2010. Our total loss reserve coverage to total nonperforming loans was 36.91% as of June 30, 2011, compared with 34.66% as of March 31, 2011 and 30.85% as of December 31, 2010. The continued stress on a broad segment of borrowers from persistent high levels of unemployment and underemployment and the prolonged decline in home prices have caused our total loss reserves to remain high for the past few years. Further, the shift in our nonperforming loan balance from loans in our collective reserve to loans that are individually impaired has caused our coverage ratio to increase.

Our Strong New Book of Business and Expected Losses on Our Legacy Book of Business

We refer to the single-family loans we have acquired since the beginning of 2009 as our “new single-family book of business” and the single-family loans we acquired prior to 2009 as our “legacy book of business.” In this section, we discuss our expectations regarding the profitability of our new single-family book of business, as well as the performance and credit profile of these loans to date. We also discuss our expectations regarding losses on the loans in our legacy book of business.

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations

We present a number of estimates and expectations in this executive summary regarding the profitability of single-family loans we have acquired, our single-family credit losses and credit-related expenses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Our future estimates of these amounts, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of home price changes, changes in interest rates, unemployment, other macroeconomic variables, direct and indirect consequences resulting from failures by servicers to follow proper procedures in the administration of foreclosure cases, government policy, changes in generally accepted accounting principles (“GAAP”), credit availability, social behaviors, the volume of loans we modify, the effectiveness of our loss mitigation strategies, management of our real-estate owned (“REO”) inventory and pursuit of contractual remedies, changes in the fair value of our assets and liabilities, impairments of our assets, and many other factors, including those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report and in “Risk Factors” in our 2010 Form 10-K. For example, if the economy were to enter a deep recession, we would expect actual outcomes to differ substantially from our current expectations.

Building a Strong New Single-Family Book of Business

Expected Profitability of Our Single-Family Acquisitions

Our new single-family book of business has a strong overall credit profile and is performing well. While it is too early to know how loans in our new single-family book of business will ultimately perform, given their strong credit risk profile, low levels of payment delinquencies shortly after acquisition, and low serious delinquency rates, we expect that, over their lifetime, these loans will be profitable, by which we mean they will generate more fee income than credit losses and administrative costs. Table 2 provides information about whether we expect loans we acquired in 1991 through the first half of 2011 to be profitable, and the percentage of our single-family guaranty book of business represented by these loans as of June 30, 2011. The expectations reflected in Table 2 are based on the credit risk profile of the loans we have acquired, which we discuss in more detail in “Table 4: Credit Profile of Single-Family Conventional Loans Acquired” and in “Table 35: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.” These expectations are also based on numerous other assumptions, including our expectations regarding home price declines set forth in “Outlook” and other macroeconomic factors. As shown in Table 2, we expect loans we have acquired in 2009, 2010 and the first half of 2011 to be profitable over their lifetime. If future macroeconomic conditions turn out to be significantly more adverse than our expectations, these loans could become unprofitable. For example, we believe that these loans would become unprofitable if home prices declined more than 10% from their June 2011 levels over the next five years based on our home price index.

Table 2:  Expected Lifetime Profitability of Single-Family Loans Acquired in 1991 through the First Half of 2011

As Table 2 shows, the years in which we acquired single-family loans that we expect will be unprofitable are 2004 through 2008. The vast majority of our realized credit losses since the beginning of 2009 were attributable to loans we acquired in 2005 through 2008. Although the 2004 vintage has been profitable to date, we currently believe that this vintage will not be profitable over its lifetime. While we previously believed the 2004 vintage would perform close to break-even, our expectation for long-term home price growth has worsened, which has changed our expectation of future borrower behavior regarding these loans. We expect the 2005 through 2008 vintages to be significantly more unprofitable than the 2004 vintage. The loans we acquired in 2004 were originated under more conservative acquisition policies than loans we acquired from 2005 through 2008; however, because our 2004 acquisitions were made during a time when home prices were rapidly increasing, their performance is expected to suffer from the significant decline in home prices since 2006. The ultimate long-term performance and profitability of the 2004 vintage will depend on many factors, including changes in home prices, other economic conditions and borrower behavior.

Loans we have acquired since the beginning of 2009 comprised 47% of our single-family guaranty book of business as of June 30, 2011. Our 2005 to 2008 acquisitions are becoming a smaller percentage of our single-

family guaranty book of business, having decreased from 39% of our single-family guaranty book of business as of December 31, 2010 to 34% as of June 30, 2011. Our 2004 acquisitions constituted 5% of our single-family guaranty book of business as of June 30, 2011.

Serious Delinquency Rates by Year of Acquisition

In our experience, an early predictor of the ultimate performance of loans is the rate at which the loans become seriously delinquent (three or more months past due or in the foreclosure process) within a short period of time after acquisition. Loans we acquired in 2009 and 2010 have experienced historically low levels of delinquencies shortly after their acquisition. Table 3 shows, for single-family loans we acquired in each year from 2001 to 2010, the percentage that were seriously delinquent as of the end of the second quarter following the acquisition year. Loans we acquired in 2011 are not included in this table because they were originated so recently that many of them could not yet have become seriously delinquent. As Table 3 shows, the percentage of our 2009 acquisitions that were seriously delinquent as of the end of the second quarter following their acquisition year was approximately eight times lower than the average comparable serious delinquency rate for loans acquired in 2005 through 2008. For loans originated in 2010, this percentage was approximately ten times lower than the average comparable rate for loans acquired in 2005 through 2008. Table 3 also shows serious delinquency rates for each year’s acquisitions as of June 30, 2011. Except for the 2008 and more recent acquisition years, whose serious delinquency rates are likely lower than they will be after the loans have aged, Table 3 shows that the current serious delinquency rate generally tracks the trend of the serious delinquency rate as of the end of the second quarter following the year of acquisition. Below the table we provide information about the economic environment in which the loans were acquired, specifically home price appreciation and unemployment levels.

Table 3:  Single-Family Serious Delinquency Rates by Year of Acquisition

*	For 2010, the serious delinquency rate as of June 30, 2011 is the same as the serious delinquency rate as of the end of the second quarter following the acquisition year.

(1)	Based on Fannie Mae’s Home Price Index (HPI), which measures average price changes based on repeat sales on the same properties. For 2011, the data show an initial estimate based on purchase transactions in Fannie-Freddie acquisition and public deed data available through the end of June 2011, supplemented by preliminary data available for July 2011. Previously reported data has been revised to reflect additional available historical data. Including subsequently available data may lead to materially different results.

(2)	Based on the average national unemployment rates for each month reported in the labor force statistics current population survey (CPS), Bureau of Labor Statistics.

Credit Profile of Our Single-Family Acquisitions

Single-family loans we purchased or guaranteed from 2005 through 2008 were acquired during a period when home prices were rising rapidly, peaked, and then started to decline sharply, and underwriting and eligibility standards were more relaxed than they are now. These loans were characterized, on average and as discussed below, by higher loan-to-value (“LTV”) ratios and lower FICO credit scores than loans we have acquired since

January 1, 2009. In addition, many of these loans were Alt-A loans or had other higher-risk loan attributes such as interest-only payment features. As a result of the sharp declines in home prices, 33% of the loans that we acquired from 2005 through 2008 had mark-to-market LTV ratios that were greater than 100% as of June 30, 2011, which means the principal balance of the borrower’s primary mortgage exceeded the current market value of the borrower’s home. This percentage is higher when second lien loans are included. The sharp decline in home prices, the severe economic recession that began in December 2007 and continued through June 2009, and continuing high unemployment and underemployment have significantly and adversely impacted the performance of loans we acquired from 2005 through 2008. We are taking a number of actions to reduce our credit losses. We discuss these actions and our strategy in “Our Strategies and Actions to Reduce Credit Losses on Loans in our Legacy Book of Business” and “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in this report and in “Business—Executive Summary—Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business” in our 2010 Form 10-K.

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

Table 4 shows the credit risk profile of the single-family loans we have acquired since January 1, 2009 compared to the loans we acquired from 2005 through 2008.

Table 4:  Credit Profile of Single-Family Conventional Loans Acquired(1)

	Acquisitions from 2009	Acquisitions from 2005
	through the first half of 2011	through 2008

Weighted average loan-to-value ratio at origination	68%	73%
Weighted average FICO credit score at origination	761	722
Fully amortizing, fixed-rate loans	95%	86%
Alt-A loans(2)	1%	14%
Interest-only	1%	12%
Original loan-to-value ratio > 90%	6%	11%
FICO credit score < 620	*	5%

*	Represents less than 0.5% of the total acquisitions.

(1)	Loans that meet more than one category are included in each applicable category.

(2)	Newly originated Alt-A loans acquired in 2009 through 2011 consist of the refinance of existing loans.

Improvements in the credit risk profile of our acquisitions since the beginning of 2009 over acquisitions in prior years reflect changes that we made to our pricing and eligibility standards, as well as changes that mortgage insurers made to their eligibility standards. We discuss these changes in our 2010 Form 10-K in “Business—Executive Summary—Our Expectations Regarding Profitability, the Single-Family Loans We Acquired Beginning in 2009, and Credit Losses—Credit Profile of Our Single-Family Acquisitions.” In addition, the Federal Housing Administration’s (“FHA”) role as the lower-cost option for some consumers for loans with higher LTV ratios reduced our acquisitions of these types of loans after 2008. The credit risk profile of our acquisitions since the beginning of 2009 has been influenced further by its significant percentage of refinanced loans. Refinanced loans generally have better credit profiles than purchase money loans. As we discuss in “Outlook” below, we expect fewer refinancings in 2011 and 2012 than in 2010.

In 2010 and 2011 our acquisitions of refinanced loans included a significant number of loans under our Refi Plustm initiative. Refi Plus loans constituted approximately 27% of our total single-family acquisitions in the first half of 2011 and approximately 23% of total single-family acquisitions in all of 2010. Under Refi Plus we acquire refinancings of performing Fannie Mae loans that have current LTV ratios up to 125% and, in some cases, lower FICO credit scores than we generally require. Refi Plus loans reduce the borrowers’ monthly payments or are otherwise more sustainable than the borrowers’ old loans. Our acquisitions under Refi Plus include our acquisitions under the Home Affordable Refinance Program (“HARP”), which was established by the Administration to help borrowers who may be unable to refinance the mortgage loan on their primary residence due to a decline in home values. The LTV ratios at origination for our 2010 and 2011 acquisitions are higher than for our 2009 acquisitions, primarily due to our acquisition of Refi Plus loans. The percentage of loans with LTV ratios at origination greater than 90% has increased from 4% for 2009 acquisitions to 7% for 2010 acquisitions and 10% for acquisitions in the first half of 2011.

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

Expected Losses on Our Legacy Book of Business

The single-family credit losses we realized from January 1, 2009 through June 30, 2011, combined with the amounts we have reserved for single-family credit losses as of June 30, 2011, as described below, total approximately $130 billion. The vast majority of these losses are attributable to single-family loans we purchased or guaranteed from 2005 through 2008.

While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we will realize when the loans are charged off (upon foreclosure or our acceptance of a short sale or deed-in-lieu of foreclosure), we estimate that we have reserved for the substantial majority of the remaining losses on these loans. Even though we believe a substantial majority of the credit losses we have yet to realize on these loans has already been reflected in our results of operations as credit-related expenses, we expect that our credit-related expenses will be higher in 2011 than in 2010 as weakness in the housing and mortgage markets continues. We also expect that future defaults on loans in our legacy book of business and the resulting charge-offs will occur over a period of years. In addition, given the large current and anticipated supply of single-family homes in the market, we anticipate that it will take years before our REO inventory is reduced to pre-2008 levels.

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

Our Strategies and Actions to Reduce Credit Losses on Loans in Our Legacy Book of Business

To reduce the credit losses we ultimately incur on our legacy book of business, we have been focusing our efforts on the following strategies:

•	Reducing defaults;

•	Efficiently managing timelines for home retention solutions, foreclosure alternatives, and foreclosures;

•	Pursuing foreclosure alternatives to reduce the severity of the losses we incur;

•	Managing our REO inventory to reduce costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders and providers of credit enhancement.

Pursuing home retention solutions, such as loan modifications, is a key aspect of our strategy to reduce defaults. We have completed over 603,000 loan modifications since January 1, 2009. Although the high number of modifications we have completed in recent periods has contributed to our credit-related expenses, we believe that, if these modifications are successful in reducing foreclosures and keeping borrowers in their homes, they may benefit the housing market and may help reduce our long-term credit losses from what they otherwise would have been if we had foreclosed on the loans. The ultimate long-term success of our current modification efforts is uncertain and will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. See “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for a description of our modification and other home retention efforts. For a description of the impact of modifications on our credit-related expenses, see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

Improving servicing standards is another key aspect of our strategy to reduce defaults. As described in “New Servicing Standards for Delinquent Loans,” in June 2011, we issued new servicing standards for delinquent loans pursuant to FHFA’s Servicing Alignment Initiative.

For more information on the strategies and actions we are taking to minimize our credit losses, see “Business—Executive Summary—Our Strategies and Actions to Reduce Credit Losses on Loans in our Single-Family Guaranty Book of Business” in our 2010 Form 10-K and “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2010 Form 10-K and in this report.

New Servicing Standards for Delinquent Loans

Our mortgage servicers are the primary point of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. In June, we issued new standards for mortgage servicers regarding the management of delinquent loans, default prevention and foreclosure time frames under FHFA’s Servicing Alignment Initiative. The Servicing Alignment Initiative is a FHFA-directed effort to establish consistent policies and processes for the servicing of delinquent loans owned or guaranteed by Fannie Mae and Freddie Mac.

These new servicing standards require servicers to take a more consistent approach to borrower communications, loan modifications and other workouts, and, when necessary, foreclosures. The new servicing standards are designed to:

•	achieve earlier, more frequent and more effective contact with borrowers, including creating a uniform standard for communicating with borrowers;

•	set clear timelines for the foreclosure process; and

•	improve servicer performance by providing monetary incentives to servicers that exceed specified performance benchmarks for loan workouts and by imposing fees on servicers that fail to meet specified loan workout benchmarks or that fail to meet foreclosure timelines.

Servicers are required to implement the new servicing standards related to the management of delinquent loans and default prevention by no later than October 1, 2011. The new standards relating to foreclosure time frames were effective as of January 1, 2011.

We believe these new servicing standards will increase servicers’ effectiveness in reaching borrowers, bring greater consistency and clarity to servicer communications with borrowers, and increase the likelihood that servicers will contact borrowers early in the default management process, which is one of the most important factors in reaching a resolution that avoids foreclosure. In addition, in cases where a foreclosure cannot be avoided, we believe these standards will bring greater consistency, fairness and efficiency to the foreclosure process.

Credit Performance

Table 5 presents information for each of the last six quarters about the credit performance of mortgage loans in our single-family guaranty book of business and actions taken by our servicers with borrowers to resolve existing or potential delinquent loan payments. We refer to these actions as “workouts.” The workout information in Table 5 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 5:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2011			2010
	Q2			Full
	YTD	Q2	Q1	Year	Q4	Q3	Q2	Q1
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	4.08%	4.08%	4.27%	4.48%	4.48%	4.56%	4.99%	5.47%
Nonperforming loans(3)	$200,793	$200,793	$206,098	$212,858	$212,858	$212,305	$217,216	$222,892
Foreclosed property inventory:
Number of properties	135,719	135,719	153,224	162,489	162,489	166,787	129,310	109,989
Carrying value	$12,480	$12,480	$14,086	$14,955	$14,955	$16,394	$13,043	$11,423
Combined loss reserves(4)	$68,887	$68,887	$66,240	$60,163	$60,163	$58,451	$59,087	$58,900
Total loss reserves(5)	$73,116	$73,116	$70,466	$64,469	$64,469	$63,105	$64,877	$66,479
During the period:
Foreclosed property (number of properties):
Acquisitions(6)	107,246	53,697	53,549	262,078	45,962	85,349	68,838	61,929
Dispositions	(134,016)	(71,202)	(62,814)	(185,744)	(50,260)	(47,872)	(49,517)	(38,095)
Credit-related expenses(7)	$17,039	$5,933	$11,106	$26,420	$4,064	$5,559	$4,871	$11,926
Credit losses(8)	$9,414	$3,810	$5,604	$23,133	$3,111	$8,037	$6,923	$5,062
Loan workout activity (number of loans):
Home retention loan workouts(9)	119,978	59,019	60,959	440,276	89,691	113,367	132,192	105,026
Preforeclosure sales and deeds-in-lieu of foreclosure	38,296	21,176	17,120	75,391	15,632	20,918	21,515	17,326

Total loan workouts	158,274	80,195	78,079	515,667	105,323	134,285	153,707	122,352

Loan workouts as a percentage of delinquent loans in our guaranty book of business(10)	25.37%	25.71%	25.01%	37.30%	30.47%	37.86%	41.18%	31.59%

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

(2)	Calculated based on the number of single-family conventional loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business. We include all of the single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonperforming loans including troubled debt restructurings and HomeSaver Advance (HSA) first-lien loans. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. HSA first-lien loans are unsecured personal loans in the amount of past due payments used to bring mortgage loans current. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

(4)	Consists of the allowance for loan losses for loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

(5)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(6)	Includes acquisitions through deeds-in-lieu of foreclosure.

(7)	Consists of the provision for loan losses, the provision (benefit) for guaranty losses and foreclosed property expense (income).

(8)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)	Consists of (a) modifications, which do not include trial modifications or repayment plans or forbearances that have been initiated but not completed; (b) repayment plans and forbearances completed and (c) HomeSaver Advance first-lien loans. See “Table 39: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management” for additional information on our various types of loan workouts.

(10)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

Our single-family serious delinquency rate has decreased each month since February 2010. This decrease is primarily the result of home retention solutions, as well as foreclosure alternatives and completed foreclosures. The decrease is also attributable to our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans have become an increasingly larger portion of our single-family guaranty book of business, resulting in fewer loans becoming seriously delinquent.

Although our single-family serious delinquency rate has decreased significantly since February 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent has been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. As described in “Foreclosure Delays and Changes in the Foreclosure Environment,” continuing issues in the servicer foreclosure process, changes in state foreclosure laws, and new court rules and proceedings have lengthened the time it takes to foreclose on a mortgage loan in many states. We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, and the extent to which borrowers with modified loans continue to make timely payments.

We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Foreclosure Delays and Changes in the Foreclosure Environment

As described in our 2010 Form 10-K, in the fall of 2010, a number of our single-family mortgage servicers temporarily halted foreclosures in some or all states after discovering deficiencies in their processes and the processes of their service providers relating to the execution of affidavits in connection with the foreclosure process. Although servicers have indicated that they have generally lifted their broad, formal foreclosure pauses, the processing of foreclosures continues to be delayed or halted in many states.

A number of states have changed their foreclosure laws or implemented new court rules or proceedings in response to the servicer foreclosure process deficiencies. These actions have halted or significantly delayed the processing of foreclosures in those states. In addition, servicers continue to process foreclosures at a slow pace, as they work to update their procedures to respond to the recent changes in foreclosure laws and court rules, as well as to remediate the deficiencies in their foreclosure procedures.

The changing foreclosure environment has significantly lengthened the time it takes to foreclose on a mortgage loan in many states, which has increased our credit-related expenses and negatively affected our single-family serious delinquency rates. In addition, our single-family foreclosure rate has decreased from 1.45% for the first half of 2010 to 1.20% for the first half of 2011. We believe these changes in the foreclosure environment will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses. Moreover, we believe these changes in the foreclosure environment will delay the recovery of the housing market because it will take longer to clear the housing market’s supply of distressed homes. Distressed homes typically sell at a discount to non-distressed homes and therefore negatively affect overall home prices. See “Risk Factors” for further information about the potential impact of the foreclosure process deficiencies and resulting changes in the foreclosure environment on our business, results of operations, financial condition and net worth.

Housing and Mortgage Market and Economic Conditions

During the second quarter of 2011, the United States economic recovery continued at a very slow pace. The inflation-adjusted U.S. gross domestic product, or GDP, rose by 1.3% on an annualized basis during the quarter, according to the Bureau of Economic Analysis advance estimate. The overall economy gained an estimated 260,000 jobs in the second quarter as a result of employment growth in the private sector. According to the U.S. Bureau of Labor Statistics, as of June 2011, over the past 12 months there has been an increase of 1.2 million non-farm jobs. The unemployment rate was 9.2% in June 2011, compared with 8.8% in March 2011, based on data from the U.S. Bureau of Labor Statistics. Employment will likely need to post sustained improvement for an extended period to have a positive impact on housing.

Existing home sales remained weak during the second quarter of 2011, averaging below first quarter levels. Sales of foreclosed homes and short sales (“distressed sales”) continued to represent an outsized portion of the market. Distressed sales accounted for 30% of existing home sales in June 2011, down from 32% in June 2010, according to the National Association of REALTORS®. While new home sales during the second quarter of 2011 were higher than first quarter levels, these sales remained at historically low levels.

The overall mortgage market serious delinquency rate has trended down since peaking in the fourth quarter of 2009 but has remained historically high at 8.1% as of March 31, 2011, according to the Mortgage Bankers Association National Delinquency Survey. While the supply of new single-family homes as measured by the inventory/sales ratio declined to its long-term average level in June, the inventory/sales ratio for existing single-family homes remained above average. Properties that are vacant and held off the market, combined with the portion of properties backing seriously delinquent mortgages not currently listed for sale, represent a significant shadow inventory putting downward pressure on home prices.

We estimate that home prices on a national basis increased by 1.8% in the second quarter of 2011 and have declined by 21.6% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices has left many homeowners with “negative equity” in their mortgages, which means their principal mortgage balance exceeds the current market value of their home. According to CoreLogic, approximately 11 million, or 23%, of all residential properties with mortgages were in a negative equity position in the first quarter of 2011. This increases the risk that borrowers might walk away from their mortgage obligations, causing the loans to become delinquent and proceed to foreclosure.

During the second quarter of 2011, national multifamily market fundamentals, which include factors such as effective rents and vacancy rates, continued to improve. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate fell to 6.8% in the second quarter of 2011, after having fallen to 7.0% in the first quarter of 2011. In addition, we estimate that asking rents increased in the second quarter of 2011 by nearly 50 basis points on a national basis. As indicated by data from Axiometrics, Inc., multifamily concession rates, the rental discount rate as a percentage of asking rents, declined during the second quarter to -3.5% as of June 2011. The increase in rental demand was also reflected in an estimated increase of 33,000 units in the net number of occupied rental units during the second quarter of 2011, according to preliminary data from REIS, Inc. Although national multifamily market fundamentals continued to improve, certain local markets and properties continued to underperform compared to the rest of the country due to localized underlying economic conditions.

Credit Ratings

While there have been no changes in our credit ratings from December 31, 2010 to August 2, 2011, on July 15, 2011, Standard & Poor’s (“S&P”) placed our long-term and short-term debt ratings on “CreditWatch with negative implications,” following a similar action on the debt ratings of the U.S. government. A rating being placed on CreditWatch indicates a substantial likelihood of a ratings action by S&P within the next 90 days or is a response to events presenting significant uncertainty to the creditworthiness of an issuer. On July 14, 2011, S&P stated that it may lower the long-term debt rating of the U.S. in the next three months if it concludes that Congress and the Administration have not achieved a credible solution to the rising U.S. government debt burden and are not likely to achieve one in the foreseeable future.

On July 13, 2011, Moody’s placed both the U.S. government’s rating and our long-term debt ratings on review for possible downgrade. Following the raising of the U.S. government’s statutory debt limit on August 2, 2011, Moody’s confirmed both the U.S. government’s rating and our long-term debt ratings, and removed the designation that these ratings were under review for possible downgrade. However, Moody’s revised the rating outlook for both the U.S. government’s rating and our long-term debt ratings to negative. In assigning the negative outlook to the U.S. government’s rating, Moody’s indicated there would be a risk of a downgrade if (1) there is a weakening in fiscal discipline in the coming year; (2) further fiscal consolidation measures are not adopted in 2013; (3) the economic outlook deteriorates significantly; or (4) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected.

S&P, Moody’s and Fitch Ratings (“Fitch”) have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government.

We currently cannot predict whether one or more of these ratings agencies will downgrade our debt ratings in the future, or how long our ratings will remain subject to review for a possible downgrade by S&P.

Our credit ratings and ratings outlook are included in “Liquidity and Capital Management—Liquidity Management—Credit Ratings.” See “Risk Factors” for a discussion of the risks to our business relating to a decrease in our credit ratings.

Outlook

Overall Market Conditions.  We expect weakness in the housing and mortgage markets to continue in the second half of 2011. The high level of delinquent mortgage loans ultimately will result in the foreclosure of troubled loans, which is likely to add to the excess housing inventory. Home sales are unlikely to rise before the unemployment rate improves further.

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

We expect the pace of our loan acquisitions for the remainder of 2011 and for 2012 will be lower than in 2010, primarily because we expect fewer refinancings as a result of the high number of mortgages that have already refinanced to low rates in recent years and the anticipated rise in mortgage rates. Our loan acquisitions also could be negatively affected by the decrease in our maximum loan limit in the fourth quarter of 2011. In addition, if FHA continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, our market share could be adversely impacted. As our acquisitions decline, our future revenues will be negatively impacted.

We estimate that total originations in the U.S. single-family mortgage market in 2011 will decrease from 2010 levels by approximately 30%, from an estimated $1.5 trillion to an estimated $1.1 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $1.0 trillion to approximately $573 billion. Refinancings comprised approximately 77% of our single-family business volume in the first half of 2011, compared with 78% for all of 2010.

Home Price Declines.  We expect that home prices on a national basis will decline further, with greater declines in some geographic areas than others, before stabilizing in 2012. We currently expect that the peak-to-trough home price decline on a national basis will range between 23% and 29%. These estimates are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. These estimates also contain significant inherent uncertainty in the current market environment regarding a variety of critical assumptions we make when formulating these estimates, including the effect of actions the federal government has taken and may take with respect to housing finance reform; the management of the Federal Reserve’s MBS holdings; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our 23% to 29% peak-to-trough home price decline estimate corresponds to an approximate 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas the S&P/Case-Shiller index weights expectations based on property value, causing home price declines on higher priced homes to have a greater effect on the overall result; and (2) our estimates attempt to exclude sales of foreclosed homes because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values, whereas the S&P/Case-Shiller index includes foreclosed homes sales. We calculate the S&P/Case-Shiller comparison numbers by modifying our internal home price estimates to account for weighting based on property value and the impact of foreclosed property sales. In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference. We are working on enhancing our home price estimates to identify and exclude a greater portion of foreclosed home sales. When we begin reporting these enhanced home price estimates, we expect that some period to period comparisons of home prices may differ from those determined using our current estimates.

Credit-Related Expenses and Credit Losses.  We expect that our credit-related expenses and our credit losses will be higher in 2011 than in 2010. We describe our credit loss outlook above under “Our Strong New Book of Business and Expected Losses on our Legacy Book of Business—Expected Losses on Our Legacy Book of Business.”

Uncertainty Regarding our Long-Term Financial Sustainability and Future Status.  There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses and credit losses to vary significantly from our current expectations. Although Treasury’s funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial. We do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future. We expect to request additional draws under the senior preferred stock purchase agreement in future periods, which will further increase the dividends we owe to Treasury on the senior preferred stock. We expect that, over time, our dividend obligation to Treasury will constitute an increasing portion of our future draws under the senior preferred stock purchase agreement. As a result of these factors, there is significant uncertainty about our long-term financial sustainability.

In addition, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. We expect this uncertainty to continue. On February 11, 2011 Treasury and the Department of Housing and Urban Development (“HUD”) released a report to Congress on reforming America’s housing finance market. The report states that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. See “Legislative and Regulatory Developments” in this report and “Legislation and GSE Reform” in our 2010 Form 10-K for discussions of recent legislative reform of the financial services industry and proposals for GSE reform that could affect our business. See “Risk Factors” in this report for a discussion of the risks to our business relating to the uncertain future of our company.

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

We expect that Congress will continue to hold hearings and consider legislation in 2011 on the future status of Fannie Mae and Freddie Mac. Several bills have been introduced that would place the GSEs into receivership after a period of time and either grant federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or leave secondary mortgage market activities to entities in the private sector. For example, legislation has been introduced in both the House of Representatives and the Senate that would require FHFA to make a determination within two years of enactment whether the GSEs were financially viable and, if the GSEs were determined not to be financially viable, to place them into receivership. As drafted, these bills may upon enactment impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and ongoing liabilities.

In addition to bills that seek to resolve the status of the GSEs, numerous bills have been introduced and considered in the House of Representatives that could constrain the current operations of the GSEs or alter the existing authority that FHFA or Treasury have over the enterprises. The Subcommittee on Capital Markets and Government Sponsored Enterprises of the Financial Services Committee has approved bills that would:

•	suspend current compensation packages and apply a government pay scale for GSE employees;

•	require the GSEs to increase guaranty fees;

•	subject GSE loans to the risk retention standards in the Dodd-Frank Act;

•	require a quicker reduction of GSE portfolios than required under the senior preferred stock purchase agreement;

•	require Treasury to pre-approve all GSE debt issuances;

•	repeal the GSEs’ affordable housing goals;

•	provide additional authority to FHFA’s Inspector General;

•	prohibit FHFA from approving any new GSE products during conservatorship or receivership, with certain exceptions;

•	prevent Treasury from amending the senior preferred stock purchase agreement to reduce the current dividend rate on our senior preferred stock;

•	abolish the Affordable Housing Trust Fund that the GSEs are required to fund except when such contributions have been temporarily suspended by FHFA;

•	require FHFA to identify mission critical assets of the GSEs and require the GSEs to dispose of non-mission critical assets;

•	cap the maximum aggregate amount of funds Treasury or any other agency or entity of the federal government can provide to the GSEs subject to certain qualifications;

•	grant FHFA the authority to revoke the enterprises’ charters following receivership under certain circumstances; and

•	subject the GSEs to the Freedom of Information Act.

We expect additional legislation relating to the GSEs to be introduced and considered by Congress in 2011. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

In sum, there continues to be uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company. Also see “Risk Factors” in our 2010 Form 10-K for a discussion of how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including senior management.

Final Rule Regarding Conservatorship and Receivership Operations

On June 20, 2011, FHFA issued a final rule establishing a framework for conservatorship and receivership operations for the GSEs. The final rule, which became effective on July 20, 2011, establishes procedures for conservatorship and receivership, and priorities of claims for contract parties and other claimants. For example, the final rule clarifies that:

•	the powers of the conservator or receiver include continuing the missions of a regulated entity and ensuring that the operations of the regulated entity foster liquid, efficient, competitive and resilient national housing finance markets;

•	the conservator or receiver may disaffirm or repudiate any contract or lease to which the regulated entity is a party for up to 18 months following the appointment of a conservator or receiver;

•	a regulated entity is prohibited from making capital distributions while in conservatorship unless authorized by the Director of FHFA; and

•	claims by current or former shareholders (including securities litigation claims) would receive the lowest priority in a receivership, behind: (1) administrative expenses of the receiver (or an immediately preceding conservator), (2) other general or senior liabilities of the regulated entity, and (3) obligations subordinated to those of general creditors.

The final rule also provides that FHFA, as conservator, will not pay securities litigation claims against a regulated entity during conservatorship, unless the Director of FHFA determines it is in the interest of the conservatorship.

The final rule is part of FHFA’s implementation of the powers provided by the 2008 Reform Act, and does not seek to anticipate or predict future conservatorships or receiverships.

Proposed Rule Regarding Prudential Management and Operations Standards

On June 20, 2011, FHFA issued a proposed rule establishing prudential standards relating to the management and operations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks in the following ten areas: (1) internal controls and information systems; (2) independence and adequacy of internal audit systems; (3) management of market risk exposure; (4) management of market risk—measurement systems, risk limits, stress testing, and monitoring and reporting; (5) adequacy and maintenance of liquidity and reserves; (6) management of asset and investment portfolio growth; (7) investments and acquisitions of assets; (8) overall risk management processes; (9) management of credit and counterparty risk; and (10) maintenance of adequate records. These standards are proposed to be adopted as guidelines, which the Director of FHFA may modify, revoke or add to at any time by order. The proposed rule provides that FHFA may take specified remedial actions if a regulated entity fails to meet one or more of the standards, such as requiring the entity to submit a corrective plan or increasing its capital requirements. FHFA issued the proposed rule pursuant to the requirements of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the 2008 Reform Act (together, the “GSE Act”).

For additional information on legislative and regulatory matters affecting us, refer to “Business—Legislation and GSE Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2010 Form 10-K, and “MD&A—Legislative and Regulatory Developments—Proposed Rules Implementing the Dodd-Frank Act” in our quarterly report for the quarter ended March 31, 2011 (“First Quarter 2011 Form 10-Q”).

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

See “MD&A—Critical Accounting Policies and Estimates” in our 2010 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We provide below information about our Level 3 assets and liabilities as of June 30, 2011 as compared with December 31, 2010. We also describe any significant changes in the judgments and assumptions we made during the first half of 2011 in applying our critical accounting policies and significant changes to critical estimates.

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

Table 6 presents a comparison, by balance sheet category, of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis (“recurring asset”) that were classified as Level 3 as of June 30, 2011 and December 31, 2010. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 6:  Level 3 Recurring Financial Assets at Fair Value

	As of
	June 30,	December 31,
Balance Sheet Category	2011	2010
	(Dollars in millions)

Trading securities	$4,034	$4,576
Available-for-sale securities	30,379	31,934
Mortgage loans	2,365	2,207
Other assets	210	247

Level 3 recurring assets	$36,988	$38,964

Total assets	$3,196,112	$3,221,972
Total recurring assets measured at fair value	$154,275	$161,696
Level 3 recurring assets as a percentage of total assets	1%	1%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	24%	24%
Total recurring assets measured at fair value as a percentage of total assets	5%	5%

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include mortgage loans and acquired property. The fair value of Level 3 nonrecurring assets totaled $51.2 billion during the quarter ended June 30, 2011 and $63.0 billion during the year ended December 31, 2010.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.0 billion as of both June 30, 2011 and December 31, 2010, and other liabilities with a fair value of $131 million as of June 30, 2011 and $143 million as of December 31, 2010.

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

In the second quarter of 2011, we updated our loan loss models to incorporate more recent data on prepayments of modified loans which contributed to an increase to our allowance for loan losses of approximately $1.5 billion. The change resulted in slower expected prepayment speeds, which extended the expected lives of modified loans and lowered the present value of cash flows on those loans. Also in the second quarter of 2011, we updated our estimate of the reserve for guaranty losses related to private-label mortgage-related securities that we have guaranteed to increase our focus on earlier stage delinquency as a driver of foreclosures in order to reflect changes to the foreclosure environment. This update resulted in an increase to our reserve for guaranty losses included within “Other liabilities” of approximately $700 million.

CONSOLIDATED RESULTS OF OPERATIONS

In this section we discuss our condensed consolidated results of operations for the periods indicated. You should read this section together with our condensed consolidated financial statements, including the accompanying notes.

Table 7 summarizes our condensed consolidated results of operations for the periods indicated.

Table 7:  Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2011	2010	Variance	2011	2010	Variance
		(Dollars in millions)

Net interest income	$4,972	$4,207	$765	$9,932	$6,996	$2,936
Fee and other income	265	294	(29)	502	527	(25)

Net revenues	$5,237	$4,501	$736	$10,434	$7,523	$2,911

Investment gains, net	171	23	148	246	189	57
Net other-than-temporary impairments	(56)	(137)	81	(100)	(373)	273
Fair value (losses) gains, net	(1,634)	303	(1,937)	(1,345)	(1,402)	57
Administrative expenses	(569)	(670)	101	(1,174)	(1,275)	101
Credit-related expenses(1)	(6,059)	(4,851)	(1,208)	(17,101)	(16,735)	(366)
Other non-interest expenses(2)	(75)	(383)	308	(414)	(737)	323

Loss before federal income taxes	(2,985)	(1,214)	(1,771)	(9,454)	(12,810)	3,356
Benefit (provision) for federal income taxes	93	(9)	102	91	58	33

Net loss	(2,892)	(1,223)	(1,669)	(9,363)	(12,752)	3,389
Less: Net (income) loss attributable to the noncontrolling interest	(1)	5	(6)	(1)	4	(5)

Net loss attributable to Fannie Mae	$(2,893)	$(1,218)	$(1,675)	$(9,364)	$(12,748)	$3,384

Total comprehensive (loss) income attributable to Fannie Mae	$(2,891)	$452	$(3,343)	$(9,181)	$(9,706)	$525

(1)	Consists of provision for loan losses, provision for guaranty losses, and foreclosed property expense (income).

(2)	Consists of debt extinguishment losses, net and other expenses.

Net Interest Income

Table 8 presents an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we used a daily weighted average of amortized cost. When daily average balance information was not available, such as for mortgage loans, we used monthly averages. Table 9 presents the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities. In the fourth quarter of 2010, we changed the presentation to distinguish the change in net interest income of Fannie Mae from the change in net interest income of consolidated trusts. We have revised the presentation of results for prior periods to conform to the current period presentation.

Table 8:  Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans of Fannie Mae(1)	$394,687	$3,720	3.77%	$366,321	$3,950	4.31%
Mortgage loans of consolidated trusts(1)	2,614,392	31,613	4.84	2,620,167	33,682	5.14

Total mortgage loans	3,009,079	35,333	4.70	2,986,488	37,632	5.04
Mortgage-related securities	319,395	4,029	5.05	395,600	5,040	5.10
Elimination of Fannie Mae MBS held in portfolio	(204,465)	(2,643)	5.17	(256,163)	(3,387)	5.29

Total mortgage-related securities, net	114,930	1,386	4.82	139,437	1,653	4.74
Non-mortgage securities(2)	76,829	30	0.15	111,294	66	0.23
Federal funds sold and securities purchased under agreements to resell or similar arrangements	21,833	6	0.11	47,571	23	0.19
Advances to lenders	3,144	19	2.39	2,673	18	2.66

Total interest-earning assets	$3,225,815	$36,774	4.56%	$3,287,463	$39,392	4.79%

Interest-bearing liabilities:
Short-term debt(3)	$162,071	$79	0.19%	$234,474	$164	0.28%
Long-term debt	589,269	3,802	2.58	579,190	4,975	3.44

Total short-term and long-term funding debt	751,340	3,881	2.07	813,664	5,139	2.53
Debt securities of consolidated trusts	2,657,571	30,564	4.60	2,693,538	33,433	4.96
Elimination of Fannie Mae MBS held in portfolio	(204,465)	(2,643)	5.17	(256,163)	(3,387)	5.29

Total debt securities of consolidated trusts held by third parties	2,453,106	27,921	4.55	2,437,375	30,046	4.93

Total interest-bearing liabilities	$3,204,446	$31,802	3.97%	$3,251,039	$35,185	4.33%

Impact of net non-interest bearing funding	$21,369		0.03%	$36,424		0.05%

Net interest income/net interest yield		$4,972	0.62%		$4,207	0.51%

Net interest income/net interest yield of consolidated trusts(4)		$1,049	0.16%		$249	0.04%

	For the Six Months Ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans of Fannie Mae(1)	$399,898	$7,445	3.72%	$322,926	$7,248	4.49%
Mortgage loans of consolidated trusts(1)	2,605,087	63,478	4.87	2,664,917	68,003	5.10

Total mortgage loans	3,004,985	70,923	4.72	2,987,843	75,251	5.04
Mortgage-related securities	326,727	8,274	5.06	415,393	10,590	5.10
Elimination of Fannie Mae MBS held in portfolio	(209,418)	(5,436)	5.19	(271,432)	(7,186)	5.29

Total mortgage-related securities, net	117,309	2,838	4.84	143,961	3,404	4.73
Non-mortgage securities(2)	78,266	75	0.19	89,200	103	0.23
Federal funds sold and securities purchased under agreements to resell or similar arrangements	17,810	13	0.15	43,838	44	0.20
Advances to lenders	3,614	40	2.20	2,593	36	2.76

Total interest-earning assets	$3,221,984	$73,889	4.59%	$3,267,435	$78,838	4.83%

Interest-bearing liabilities:
Short-term debt(3)	$150,523	$183	0.24%	$209,894	$280	0.27%
Long-term debt	610,594	7,998	2.62	572,033	10,056	3.52

Total short-term and long-term funding debt	761,117	8,181	2.15	781,927	10,336	2.64
Debt securities of consolidated trusts	2,653,872	61,212	4.61	2,725,177	68,692	5.04
Elimination of Fannie Mae MBS held in portfolio	(209,418)	(5,436)	5.19	(271,432)	(7,186)	5.29

Total debt securities of consolidated trusts held by third parties	2,444,454	55,776	4.56	2,453,745	61,506	5.01

Total interest-bearing liabilities	$3,205,571	$63,957	3.99%	$3,235,672	$71,842	4.44%

Impact of net non-interest bearing funding	$16,413		0.02%	$31,763		0.04%

Net interest income/net interest yield		$9,932	0.62%		$6,996	0.43%

Net interest income/net interest yield of consolidated trusts(4)		$2,266	0.17%		$(689)	(0.05)%

	As of June 30,
Selected benchmark interest rates(5)	2011	2010

3-month LIBOR	0.25%	0.53%
2-year swap interest rate	0.70	0.97
5-year swap interest rate	2.03	2.06
30-year Fannie Mae MBS par coupon rate	4.02	3.75

(1)	Interest income includes interest income on acquired credit-impaired loans of $515 million and $586 million for the three months ended June 30, 2011 and 2010, respectively, and $1.0 billion and $1.2 billion for the six months ended June 30, 2011 and 2010, respectively. These amounts include accretion income of $250 million and $288 million for the three months ended June 30, 2011 and 2010, respectively, and $481 million and $554 million for the six months ended June 30, 2011 and 2010, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans. Average balance includes loans on nonaccrual status, for which interest income is recognized when collected.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)	Net interest income of consolidated trusts represents interest income from mortgage loans of consolidated trusts less interest expense from debt securities of consolidated trusts. Net interest yield is calculated based on net interest income from consolidated trusts divided by average balance of mortgage loans of consolidated trusts.

(5)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg.

Table 9:  Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011 vs. 2010			June 30, 2011 vs. 2010
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)

Interest income:
Mortgage loans of Fannie Mae	$(230)	$291	$(521)	$197	$1,556	$(1,359)
Mortgage loans of consolidated trusts	(2,069)	(74)	(1,995)	(4,525)	(1,504)	(3,021)

Total mortgage loans	(2,299)	217	(2,516)	(4,328)	52	(4,380)
Mortgage-related securities	(1,011)	(962)	(49)	(2,316)	(2,246)	(70)
Elimination of Fannie Mae MBS held in portfolio	744	670	74	1,750	1,612	138

Total mortgage-related securities, net	(267)	(292)	25	(566)	(634)	68
Non-mortgage securities(2)	(36)	(17)	(19)	(28)	(12)	(16)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(17)	(9)	(8)	(31)	(21)	(10)
Advances to lenders	1	3	(2)	4	12	(8)

Total interest income	(2,618)	(98)	(2,520)	(4,949)	(603)	(4,346)

Interest expense:
Short-term debt	(85)	(43)	(42)	(97)	(74)	(23)
Long-term debt	(1,173)	85	(1,258)	(2,058)	642	(2,700)

Total short-term and long-term funding debt	(1,258)	42	(1,300)	(2,155)	568	(2,723)
Debt securities of consolidated trusts	(2,869)	(441)	(2,428)	(7,480)	(1,761)	(5,719)
Elimination of Fannie Mae MBS held in portfolio	744	670	74	1,750	1,612	138

Total debt securities of consolidated trusts held by third parties	(2,125)	229	(2,354)	(5,730)	(149)	(5,581)

Total interest expense	(3,383)	271	(3,654)	(7,885)	419	(8,304)

Net interest income	$765	$(369)	$1,134	$2,936	$(1,022)	$3,958

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income increased in the second quarter and first half of 2011, as compared with the second quarter and first half of 2010, due to lower interest expense on debt, which was partially offset by lower interest income on loans and securities. The primary drivers of this change were:

•	a reduction in the interest expense on debt of consolidated trusts as we have purchased a significant amount of delinquent loans from our MBS trusts since the first quarter of 2010;

•	lower interest expense on funding debt due to lower borrowing rates which allowed us to replace higher-cost debt with lower-cost debt;

•	lower interest income on mortgage securities due to a decrease in the balance of our mortgage securities, as we continue to manage our portfolio requirements; and

•	lower yields on mortgage loans as new business acquisitions continue to replace higher-yielding loans with loans issued at lower mortgage rates. The reduction in interest income on loans due to lower yields was partially offset by a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, due to a decline in the balance of nonaccrual loans on our condensed consolidated balance sheets as we continue to complete a high number of loan modifications and foreclosures.

Additionally, our net interest income and net interest yield were higher than they would have otherwise been in both the second quarter and first half of 2011 and 2010 because our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement. Further, dividends paid to Treasury are not recognized in interest expense.

For the second quarter of 2011, interest income that we did not recognize for nonaccrual mortgage loans, net of recoveries, was $1.4 billion, which resulted in a 17 basis point reduction in net interest yield, compared with $2.2 billion for the second quarter of 2010, which resulted in a 27 basis point reduction in net interest yield. Of the $1.4 billion of interest income that we did not recognize for nonaccrual mortgage loans for the second quarter of 2011, $1.2 billion was related to the unsecuritized mortgage loans that we owned during the period. Of the $2.2 billion of interest income that we did not recognize for nonaccrual mortgage loans for the second quarter of 2010, $1.2 billion was related to the unsecuritized mortgage loans that we owned.

For the first half of 2011, interest income that we did not recognize for nonaccrual mortgage loans, net of recoveries, was $3.0 billion, which resulted in a 18 basis point reduction in net interest yield, compared with $4.9 billion for the first half of 2010, which resulted in a 30 basis point reduction in net interest yield. Of the $3.0 billion of interest income that we did not recognize for nonaccrual mortgage loans for the first half of 2011, $2.5 billion was related to the unsecuritized mortgage loans that we owned during the period. Of the $4.9 billion of interest income that we did not recognize for nonaccrual mortgage loans for the first half of 2010, $1.8 billion was related to the unsecuritized mortgage loans that we owned.

For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”

Fair Value Gains (Losses), Net

Table 10 presents the components of our fair value gains and losses.

Table 10:  Fair Value Gains (Losses), Net

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(658)	$(756)	$(1,293)	$(1,591)
Net change in fair value during the period	(958)	936	(207)	(390)

Total risk management derivatives fair value gains (losses), net	(1,616)	180	(1,500)	(1,981)
Mortgage commitment derivatives fair value losses, net	(61)	(577)	(38)	(1,178)

Total derivatives fair value losses, net	(1,677)	(397)	(1,538)	(3,159)

Trading securities gains, net	135	640	360	1,698
Other, net	(92)	60	(167)	59

Fair value gains (losses), net	$(1,634)	$303	$(1,345)	$(1,402)

			2011	2010

5-year swap interest rate:
As of January 1			2.18%	2.98%
As of March 31			2.47	2.73
As of June 30			2.03	2.06

Risk Management Derivatives Fair Value Gains (Losses), Net

We supplement our issuance of debt securities with derivative instruments to further reduce duration and prepayment risks. We recorded risk management derivative fair value losses in the second quarter and first half of 2011 primarily as a result of a decrease in the fair value of our pay-fixed derivatives due to a decline in swap interest rates during the period.

We recorded risk management derivative gains in the second quarter of 2010 primarily as a result of changes in implied interest rate volatility, partially offset by time decay on our purchased options.

We recorded risk management derivative losses in the first half of 2010 as a result of: (1) time decay on our purchased options; (2) a decrease in the fair value of our pay-fixed derivatives due to a decline in swap interest rates; and (3) a decrease in implied interest rate volatility, which reduced the fair value of our purchased options.

We present, by derivative instrument type, the fair value gains and losses on our derivatives for the three and six months ended June 30, 2011 and 2010 in “Note 9, Derivative Instruments.”

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

We recognized losses on our mortgage commitments in the second quarter and first half of both 2011 and 2010 primarily due to losses on commitments to sell mortgage-related securities as a result of a decline in interest rates during the commitment period.

Trading Securities Gains (Losses), Net

The gains from our trading securities in the second quarter of 2011 were primarily driven by a decrease in interest rates. The gains from our trading securities in the first half of 2011 were primarily driven by the narrowing of credit spreads on commercial mortgage-backed securities (“CMBS”).

The gains from our trading securities in the second quarter and first half of 2010 were primarily driven by a decrease in interest rates and narrowing of credit spreads.

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

Table 11 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize credit losses on the acquired loans in the future. We estimate that approximately two-thirds of this amount, as of June 30, 2011, represents credit losses we expect to realize in the future and approximately one-third will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 11:  Total Loss Reserves

	As of
	June 30, 2011	December 31, 2010
	(Dollars in millions)

Allowance for loan losses	$69,506	$61,556
Reserve for guaranty losses(1)	960	323

Combined loss reserves	70,466	61,879
Allowance for accrued interest receivable	3,024	3,414
Allowance for preforeclosure property taxes and insurance receivable(2)	1,267	958

Total loss reserves	74,757	66,251
Fair value losses previously recognized on acquired credit impaired loans(3)	17,693	19,171

Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$92,450	$85,422

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of MBS trusts reflected in our condensed consolidated balance sheets.

We refer to our allowance for loan losses and reserve for guaranty losses collectively as our combined loss reserves. We summarize the changes in our combined loss reserves in Table 12.

Table 12:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended June 30,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$53,708	$13,849	$67,557	$25,675	$34,894	$60,569
Provision for loan losses	3,040	2,762	5,802	2,593	1,702	4,295
Charge-offs(1)	(5,460)	(758)	(6,218)	(4,446)	(1,947)	(6,393)
Recoveries	1,819	550	2,369	65	291	356
Transfers(2)	2,762	(2,762)	—	22,620	(22,620)	—
Net reclassifications(3)	97	(101)	(4)	(3,663)	5,418	1,755

Ending balance(4)	$55,966	$13,540	$69,506	$42,844	$17,738	$60,582

Reserve for guaranty losses:
Beginning balance	$257	$—	$257	$233	$—	$233
Provision for guaranty losses	735	—	735	69	—	69
Charge-offs	(33)	—	(33)	(56)	—	(56)
Recoveries	1	—	1	—	—	—

Ending balance	$960	$—	$960	$246	$—	$246

Combined loss reserves:
Beginning balance	$53,965	$13,849	$67,814	$25,908	$34,894	$60,802
Total provision for credit losses	3,775	2,762	6,537	2,662	1,702	4,364
Charge-offs(1)	(5,493)	(758)	(6,251)	(4,502)	(1,947)	(6,449)
Recoveries	1,820	550	2,370	65	291	356
Transfers(2)	2,762	(2,762)	—	22,620	(22,620)	—
Net reclassifications(3)	97	(101)	(4)	(3,663)	5,418	1,755

Ending balance(4)	$56,926	$13,540	$70,466	$43,090	$17,738	$60,828

	For the Six Months Ended June 30,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925
Adoption of new accounting standards	—	—	—	—	43,576	43,576
Provision for loan losses	10,199	6,190	16,389	8,864	7,370	16,234
Charge-offs(1)	(11,165)	(1,206)	(12,371)	(6,151)	(5,402)	(11,553)
Recoveries	2,349	1,502	3,851	162	568	730
Transfers(2)	5,969	(5,969)	—	36,475	(36,475)	—
Net reclassifications(3)	84	(3)	81	(4,584)	6,254	1,670

Ending balance(4)	$55,966	$13,540	$69,506	$42,844	$17,738	$60,582

Reserve for guaranty losses:
Beginning balance	$323	$—	$323	$54,430	$—	$54,430
Adoption of new accounting standards	—	—	—	(54,103)	—	(54,103)
Provision for guaranty losses	702	—	702	33	—	33
Charge-offs	(68)	—	(68)	(117)	—	(117)
Recoveries	3	—	3	3	—	3

Ending balance	$960	$—	$960	$246	$—	$246

Combined loss reserves:
Beginning balance	$48,853	$13,026	$61,879	$62,508	$1,847	$64,355
Adoption of new accounting standards	—	—	—	(54,103)	43,576	(10,527)
Total provision for credit losses	10,901	6,190	17,091	8,897	7,370	16,267
Charge-offs(1)	(11,233)	(1,206)	(12,439)	(6,268)	(5,402)	(11,670)
Recoveries	2,352	1,502	3,854	165	568	733
Transfers(2)	5,969	(5,969)	—	36,475	(36,475)	—
Net reclassifications(3)	84	(3)	81	(4,584)	6,254	1,670

Ending balance(4)	$56,926	$13,540	$70,466	$43,090	$17,738	$60,828

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$68,887	$60,163
Multifamily	1,579	1,716

Total	$70,466	$61,879

Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	2.40%	2.10%
Multifamily	0.82	0.91
Combined loss reserves as a percentage of:
Total guaranty book of business	2.30%	2.03%
Total nonperforming loans	34.79	28.81

(1)	Includes accrued interest of $438 million and $611 million for the three months ended June 30, 2011 and 2010, respectively, and $824 million and $1.2 billion for the six months ended June 30, 2011 and 2010, respectively.

(2)	Includes transfers from trusts for delinquent loan purchases.

(3)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers.

(4)	Includes $414 million and $637 million as of June 30, 2011 and 2010, respectively, for acquired credit-impaired loans.

The continued stress on a broad segment of borrowers from continued high levels of unemployment and underemployment and the prolonged decline in home prices have caused our total loss reserves to remain high for the past few years. Our provision for credit losses continues to be the primary driver of our net losses for each period presented. The amount of provision for credit losses varies from period to period based on changes in home prices, borrower payment behavior, the types and volumes of loss mitigation activities completed, and actual and estimated recoveries from our lender counterparties.

Our provision for credit losses increased in the second quarter of 2011 compared with the second quarter of 2010 as our loss reserves grew in the second quarter of 2011 while our loss reserves were relatively flat in the second quarter of 2010. The increase in our loan loss reserves in the second quarter 2011 was driven by:

•	an increase in the number of modified loans that are subject to individual impairment;

•	a decrease in home prices, on a national basis, since the second quarter of 2010; and

•	an increase in the number of days loans are remaining delinquent.

Our provision for credit losses and loss reserves during these periods has also been positively and negatively impacted by other factors. Additional factors that impacted our provision for credit losses in the second quarter of 2011 include:

•	Our provision for credit losses benefited from higher amounts received from lenders related to our outstanding repurchase requests. In addition, we revised our estimate for amounts due to us related to outstanding repurchase requests to incorporate additional loan-level attributes which resulted in a decrease in our provision for credit losses and foreclosed property expense of $1.5 billion.

•	We updated our estimate of the reserve for guaranty losses related to private-label mortgage-related securities that we have guaranteed to increase our focus on earlier stage delinquency as a driver of foreclosures in order to reflect changes to the foreclosure environment. This update resulted in an increase to our reserve for guaranty losses of approximately $700 million.

•	We updated our loan loss models to incorporate more recent data on prepayments of modified loans. The change resulted in slower expected prepayment speeds, which extended the expected lives of modified loans and lowered the present value of cash flows on those loans. This update contributed to an increase to our allowance for loan losses of approximately $1.5 billion.

Factors that impacted our provision for credit losses in the second quarter of 2010 include:

•	We recognized an out-of-period adjustment of $1.1 billion related to an additional provision for losses on preforeclosure property taxes and insurance receivables.

•	We updated our allowance for loan loss model to reflect a change in our cohort structure for our severity calculations to use mark-to-market LTV ratios rather than LTV ratios at origination. The update resulted in a decrease in the allowance for loan losses of approximately $1.6 billion.

Our provision for credit losses increased in the first half of 2011 compared with the first half of 2010 due to the reasons described above as well as higher loss severity rates and deterioration of future expected home prices, which drove additional impairment on loans that we have individually impaired.

Because of the substantial volume of loan modifications we completed and the number of loans that entered a trial modification period in 2010 and the first half of 2011, approximately two-thirds of our total loss reserves are attributable to individual impairment rather than the collective reserve for loan losses. Individual impairment for a troubled debt restructuring (“TDR”) is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. The model includes forward-looking assumptions using multiple scenarios of the future economic environment, including interest rates and home prices. Based on the structure of the modifications, in particular the size of the concession granted, and the performance of modified loans combined with the forward-looking assumptions used in our model, the allowance calculated for an individually impaired loan has generally been greater than the allowance that would be calculated under the collective reserve. Further, if we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure the impairment based on the fair value of the collateral. The loss reserve for a greater portion of our population of individually impaired loans was based on the fair value of the underlying collateral as of June 30, 2011 than as of June 30, 2010.

Additionally, while delinquency rates on loans in our single-family guaranty book of business have decreased, borrowers’ inability or unwillingness to make their mortgage payments, along with delays in foreclosures, continue to cause loans to remain seriously delinquent for an extended period of time as shown in “Table 36: Delinquency Status of Single-Family Conventional Loans.”

For additional discussion of our loan workout activities, delinquent loans and concentrations, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management.” For a discussion of our charge-offs, see “Credit Loss Performance Metrics.”

Our balance of nonperforming single-family loans remained high as of June 30, 2011 due to both high levels of delinquencies and an increase in TDRs. When a TDR is executed, the loan status becomes current, but the loan will continue to be classified as a nonperforming loan as the loan is not performing in accordance with the original terms. The composition of our nonperforming loans is shown in Table 13. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Table 13:  Nonperforming Single-Family and Multifamily Loans

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$133,885	$152,756
Troubled debt restructurings on accrual status(1)	68,525	61,907

Total on-balance sheet nonperforming loans	202,410	214,663

Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(2)	142	89

Total nonperforming loans	$202,552	$214,752

Accruing on-balance sheet loans past due 90 days or more(3)	$758	$896

	For the	For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$4,555	$8,185
Interest income recognized for the period(5)	2,990	7,995

(1)	Includes HomeSaver Advance first-lien loans on accrual status.

(2)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(3)	Recorded investment in loans as of the end of each period that are 90 days or more past due and continuing to accrue interest. The majority of this amount consists of loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller in the event of a default.

(4)	Represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(5)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period. Includes primarily amounts accrued while loan was performing and cash payments received on nonaccrual loans.

Foreclosed Property Expense (Income)

Foreclosed property expense and income are displayed in Table 14. The shift from foreclosed property expense in the second quarter of 2010 to foreclosed property income in the second quarter of 2011, and the decline in foreclosed property expense in the first half of 2011 compared with the first half of 2010, was primarily due to an increase in estimated amounts due to or received by us for outstanding repurchase requests. These amounts were recognized in our provision for credit losses and foreclosed property expense and income. The foreclosed property expense in the 2010 periods reflected the recognition of cash fees of $211 million in the second quarter of 2010 and $773 million in the first half of 2010 from the cancellation and restructuring of some of our mortgage insurance coverage; there were no such fees recognized in the second quarter and first half of 2011. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce our future exposure to our mortgage insurers.

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

Table 14:  Credit Loss Performance Metrics

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2011			2010			2011			2010
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)(2)
	(Dollars in millions)

Charge-offs, net of recoveries	$3,881	50.4	bp	$6,093	79.7	bp	$8,585	55.9	bp	$10,937	71.2	bp
Foreclosed property expense (income)	(478)	(6.2)		487	6.4		10	0.1		468	3.1

Credit losses including the effect of fair value losses on acquired credit-impaired loans	3,403	44.2		6,580	86.1		8,595	56.0		11,405	74.3
Less: Fair value losses resulting from acquired credit-impaired loans	(31)	(0.4)		(47)	(0.6)		(62)	(0.4)		(105)	(0.7)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense	560	7.3		512	6.7		1,085	7.1		892	5.8

Credit losses and credit loss ratio	$3,932	51.1	bp	$7,045	92.2	bp	$9,618	62.7	bp	$12,192	79.4	bp

Credit losses attributable to:
Single-family	$3,810			$6,923			$9,414			$11,985
Multifamily	122			122			204			207

Total	$3,932			$7,045			$9,618			$12,192

Average single-family default rate		0.46%			0.53%			0.90%			0.99%
Average single-family initial charge-off severity rate(3)		34.47%			34.30%			35.29%			34.80%
Average multifamily default rate		0.17%			0.14%			0.29%			0.24%
Average multifamily initial charge-off severity rate(3)		35.82%			38.74%			36.23%			39.34%

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Beginning in the second quarter of 2010, expenses relating to preforeclosure taxes and insurance were recorded as charge-offs. These expenses were recorded as foreclosed property expense in the first quarter of 2010. The impact of including these costs in charge-offs was 3.0 basis points for the six months ended June 30, 2010.

(3)	Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from preforeclosure sales.

The decrease in our credit losses in the second quarter and first half of 2011 compared with both the second quarter and first half of 2010 was primarily due to an increase in estimated amounts due to or received by us related to outstanding repurchase requests. While defaults remain high, defaults in the second quarter and first half of 2011 were lower than they would have been due to delays in the foreclosure process. See “Executive Summary—Foreclosure Delays and Changes in the Foreclosure Environment” for information regarding the current foreclosure environment.

Our 2009, 2010 and 2011 vintages accounted for approximately 2% of our single-family credit losses for the second quarter and first half of 2011. Typically, credit losses on mortgage loans do not peak until later years in the loan cycle following origination. We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

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

Table 15:  Single-Family Credit Loss Sensitivity(1)

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Gross single-family credit loss sensitivity	$29,383	$25,937
Less: Projected credit risk sharing proceeds	(2,547)	(2,771)

Net single-family credit loss sensitivity	$26,836	$23,166

Outstanding single-family whole loans and Fannie Mae MBS	$2,795,230	$2,782,512
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.96%	0.83%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 97% of our total single-family guaranty book of business as of both June 30, 2011 and December 31, 2010, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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

Home Affordable Modification Program

We incurred impairments related to loans that had entered a trial modification under the Home Affordable Modification Program (“HAMP”) of $2.6 billion during the second quarter of 2011 compared with $2.2 billion during the second quarter of 2010. We incurred impairments related to loans that had entered a trial modification under HAMP of $5.2 billion during the first half of 2011, compared with $9.8 billion during the first half of 2010. These include impairments on loans that entered into a trial modification under the program but that have not yet received, or that have been determined to be ineligible for, a permanent modification under the program. These impairments have been included in the calculation of our provision for loan losses in our condensed consolidated results of operations and comprehensive loss. The impairments do not include the reduction in our collective loss reserves which occurred as a result of beginning to individually assess the loan for impairment upon entering a trial modification. Please see “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” in our 2010 Form 10-K for a more detailed discussion on these impairments.

We paid or accrued HAMP incentive fees for servicers of $88 million during the second quarter of 2011 compared with $115 million during the second quarter of 2010. We paid or accrued HAMP incentive fees for servicers of $168 million during the first half of 2011, compared with $183 million during the first half of 2010. These fees were related to loans modified under HAMP, which we recorded as part of “Other expenses.” Borrower incentive payments are included in the calculation of our allowance for loan losses for individually impaired loans. Additionally, our expenses under HAMP also include administrative costs.

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

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our condensed consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results in our 2010 Form 10-K in “Notes to Consolidated Financial Statements—Note 15, Segment Reporting.” We are working on reorganizing our company by function rather than by business in order to improve our operational efficiencies and effectiveness. In future periods, we may change some of our management reporting and how we report our business segment results.

In this section, we summarize our segment results for the second quarter and first half of 2011 and 2010 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 10, Segment Reporting” of this report for a reconciliation of our segment results to our condensed consolidated results.

Single-Family Business Results

Table 16 summarizes the financial results of our Single-Family business for the periods indicated. The primary sources of revenue for our Single-Family business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses, net interest expense and administrative expenses.

Table 16:  Single-Family Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Statement of operations data:
Net interest expense	$(680)	$(1,385)	$705	$(1,578)	$(3,330)	$1,752
Guaranty fee income(1)	1,880	1,795	85	3,751	3,563	188
Credit-related expenses(2)	(5,933)	(4,871)	(1,062)	(17,039)	(16,797)	(242)
Other expenses(3)	(372)	(608)	236	(958)	(1,121)	163

Loss before federal income taxes	(5,105)	(5,069)	(36)	(15,824)	(17,685)	1,861
Benefit for federal income taxes	109	1	108	107	52	55

Net loss attributable to Fannie Mae	$(4,996)	$(5,068)	$72	$(15,717)	$(17,633)	$1,916

Other key performance data:
Single-family effective guaranty fee rate (in basis points)(4)	26.1	25.0		26.1	24.7
Single-family average charged guaranty fee on new acquisitions (in basis points)(5)	31.6	27.3		28.0	27.1
Average single-family guaranty book of business(6)	$2,886,509	$2,871,208		$2,879,369	$2,884,767
Single-family Fannie Mae MBS issues(7)	$102,654	$111,457		$269,327	$235,814

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(2)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property expense (income).

(3)	Consists of investment gains and losses, fair value losses, fee and other income, administrative expenses and other expenses.

(4)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

(5)	Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(6)	Consists of single-family mortgage loans held in our mortgage portfolio, single-family mortgage loans held by consolidated trusts, single-family Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period. Includes Housing Finance Agency (HFA) new issue bond program issuances of $3.1 billion for the first half of 2010. There were no HFA new issue bond program issuances in 2011 or the second quarter of 2010.

Net Interest Expense

Net interest expense for the Single-Family business segment primarily consists of: (1) the cost to reimburse the Capital Markets group for interest income not recognized for loans in our mortgage portfolio on nonaccrual status; (2) the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status; and (3) cash payments received on loans that have been placed on nonaccrual status.

Net interest expense decreased in the second quarter and first half of 2011 compared with the second quarter and first half of 2010 primarily due to a significant decrease in interest income not recognized for loans on nonaccrual status because of a decline in the total number of loans on nonaccrual status. This decline is due to the high number of loan workouts and foreclosures since the second quarter of 2010.

Guaranty Fee Income

Guaranty fee income increased in the second quarter and first half of 2011 compared with the second quarter and first half of 2010 due to an increase in the amortization of risk based pricing adjustments, reflecting the impact of higher risk based pricing associated with our more recent acquisition vintages.

Our average single-family guaranty book of business was relatively flat period over period despite our continued high market share because of the decline in U.S. residential mortgage debt outstanding primarily due to the continued high level of foreclosures. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, remained high at 43.2% for the second quarter and 46.4% for the first half of 2011.

Credit-Related Expenses

Credit-related expenses and credit losses in the Single-Family business represent the substantial majority of our consolidated totals. We provide a discussion of our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

Multifamily Business Results

Table 17 summarizes the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related expenses, administrative expenses and net operating losses from our partnership investments.

Table 17:  Multifamily Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Statement of operations data:
Guaranty fee income(1)	$216	$195	$21	$425	$389	$36
Fee and other income	57	28	29	115	63	52
Gains (losses) from partnership investments(2)	34	(22)	56	22	(80)	102
Credit-related income (expense)(3)	(126)	20	(146)	(62)	62	(124)
Other expenses(4)	(38)	(100)	62	(105)	(201)	96

Income before federal income taxes	143	121	22	395	233	162
Provision for federal income taxes	(56)	(2)	(54)	(61)	(15)	(46)

Net income attributable to Fannie Mae	$87	$119	$(32)	$334	$218	$116

Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(5)	45.2	41.9		44.6	41.9
Credit loss performance ratio (in basis points)(6)	25.5	26.2		21.4	22.3
Average multifamily guaranty book of business(7)	$191,039	$186,105		$190,493	$185,841
Multifamily new business volumes(8)	5,439	2,709		10,463	6,871
Multifamily units financed from new business volumes(9)	96,000	54,000		179,000	115,000
Fannie Mae multifamily MBS issuances(10)	$8,129	$2,727		$16,710	$6,801
Fannie Mae multifamily structured securities issuances (issued by Capital Markets group)(11)	1,622	772		3,022	2,593
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets Group’s results)(12)	222	197		452	402
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets Group’s portfolio(13)	112,208	116,521		113,272	117,115

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Multifamily serious delinquency rate	0.46%	0.71%
Percentage of guaranty book of business with credit enhancement	90	89
Fannie Mae percentage of total multifamily mortgage debt outstanding(14)	20.7	20.5
Fannie Mae multifamily MBS outstanding(15)	$89,098	$77,251

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(2)	Gains (losses) from partnership investments is included in other expenses in our condensed consolidated statements of operations and comprehensive loss.

(3)	Consists of the benefit (provision) for loan losses, benefit for guaranty losses and foreclosed property expense.

(4)	Consists of net interest income or expense, investment gains (losses), other income or expenses, and administrative expenses.

(5)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(6)	Calculated based on the annualized credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

(7)	Consists of multifamily mortgage loans held in our mortgage portfolio, multifamily mortgage loans held by consolidated trusts, multifamily Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on multifamily mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(8)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period. Includes $1.0 billion of HFA new issue bond program issuances for the first half of 2010. There were no HFA new issue bond program issuances in 2011 or the second quarter of 2010.

(9)	Excludes HFA new issue bond program.

(10)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS volumes, (b) $2.8 billion and $6.3 billion of Fannie Mae portfolio securitization transactions for the second quarter and first half of 2011, and (c) $119 million of conversions of adjustable-rate loans to fixed-rate loans and DMBS securities to MBS securities for the first half of 2011. There were no conversions of adjustable-rate loans to fixed-rate loans and DMBS securities to MBS securities for the second quarter of 2011. There were $256 million of new MBS issuances as a result of converting adjustable rate loans to fixed rate loans in the second quarter and first half of 2010. There were no Fannie Mae multifamily portfolio securitizations transactions for the second quarter or first half of 2010.

(11)	Reflects original unpaid principal balance of out-of-portfolio multifamily structured securities issuances by our Capital Markets Group.

(12)	Interest expense estimate based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s portfolio.

(13)	Based on unpaid principal balance.

(14)	Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information as of June 30, 2011 is through March 31, 2011 and is based on the Federal Reserve’s June 2011 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amount may have been changed to reflect revised historical data from the Federal Reserve.

(15)	Includes $25.2 billion and $19.9 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of June 30, 2011 and December 31, 2010, respectively; and $1.4 billion of bonds issued by HFAs as of both June 30, 2011 and December 31, 2010.

Guaranty Fee Income

Multifamily guaranty fee income increased in the second quarter and first half of 2011 compared with the second quarter and first half of 2010 primarily due to higher fees charged on new acquisitions in recent years. New acquisitions with higher guaranty fees have become an increasingly large part of our multifamily guaranty book of business.

Credit-Related Income (Expense)

Multifamily credit-related expenses in the second quarter and first half of 2011 were due to credit losses, combined with a stable allowance in the second quarter of 2011, as national improvement in the multifamily market was offset by weakness in certain local markets. In comparison, multifamily credit-related income in the second quarter and first half of 2010 was due to a decrease in the allowance for loan losses as a result of stabilization in cap rates, the use of more current property level financial data, and an improvement in multifamily market fundamentals relative to previously depressed levels.

Multifamily credit losses were $122 million for both the second quarter of 2011 and 2010, and $204 million for the first half of 2011 compared with $207 million for the first half of 2010.

Gains (Losses) from Partnership Investments

Losses from partnership investments in the second quarter and first half of 2010 shifted to gains in the second quarter and first half of 2011 as properties experienced improved operating performance due to stronger national multifamily market fundamentals.

Provision for Federal Income Taxes

In the second quarter of 2011, we reached an effective settlement of issues with the Internal Revenue Service relating to tax years 2007 and 2008, which reduced our total corporate tax liability. However, the reduction in our tax liability also reduced the low-income housing tax credits we were able to use, resulting in a provision for federal income taxes for the Multifamily segment in the second quarter and first half of 2011.

Capital Markets Group Results

Table 18 summarizes the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion on the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion on the derivative instruments that Capital Markets uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments” in this report and “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” and “Notes to Consolidated Financial Statements—Note 10, Derivative Instruments and Hedging Activities” in our 2010 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, allocated guaranty fee expense, other-than-temporary impairment and administrative expenses.

Table 18:  Capital Markets Group Results

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Statement of operations data:
Net interest income(1)	$3,867	$3,549	$318	$7,577	$6,606	$971
Investment gains, net(2)	918	779	139	1,788	1,571	217
Net other-than-temporary impairments	(55)	(137)	82	(99)	(373)	274
Fair value gains (losses), net(3)	(1,507)	631	(2,138)	(1,289)	(555)	(734)
Fee and other income	109	136	(27)	184	240	(56)
Other expenses(4)	(560)	(538)	(22)	(1,113)	(961)	(152)

Income before federal income taxes	2,772	4,420	(1,648)	7,048	6,528	520
Benefit (provision) for federal income taxes	40	(8)	48	45	21	24

Net income attributable to Fannie Mae	$2,812	$4,412	$(1,600)	$7,093	$6,549	$544

(1)	Includes contractual interest, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $1.5 billion for the second quarter of both 2011 and 2010. Includes contractual interest, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $3.5 billion for the first half of 2011 compared with $2.3 billion for the first half of 2010. Capital Markets net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Fair value gains or losses on trading securities include the trading securities that we own, regardless of whether the trust has been consolidated.

(4)	Includes allocated guaranty fee expense, debt extinguishment gains or losses, net, administrative expenses, and other income or expenses. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

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

The Capital Markets group’s net interest income increased in the second quarter and first half of 2011 compared with the second quarter and first half of 2010, primarily due to a decline in funding costs as we replaced higher cost debt with lower cost debt. This increase in net interest income due to lower funding costs was partially offset by a decline in interest income from our mortgage portfolio. The reduction of our mortgage securities balance and high balance of nonperforming loans, mainly loans modified in a TDR, and our purchases of delinquent loans from MBS trusts, caused the yield on our portfolio and our interest income to decline. The reimbursements of contractual interest due on nonaccrual loans, from the Single-Family business, were a significant portion of the Capital Markets group’s interest income during the second quarter and first half of 2011. However, the increase in these reimbursements was offset by the decline in interest income on our mortgage-related securities because our securities portfolio balance has declined.

Additionally, our net interest income and net interest yield were higher than they would have otherwise been in both the second quarter and first half of 2011 and 2010 because our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement. Further, dividends paid to Treasury are not recognized in interest expense.

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value gains (losses), net” and is shown in “Table 10: Fair Value Gains (Losses), Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $658 million for the second quarter of 2011 compared with a decrease of $756 million for the second quarter of 2010, and would have decreased $1.3 billion for the first half of 2011 compared with a decrease of $1.6 billion for the first half of 2010.

Net Other-Than-Temporary Impairments

The net other-than-temporary impairments recognized by the Capital Markets group is generally consistent with the amount reported in our condensed consolidated results of operations. See “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded in the second quarter and first half of 2011.

Fair Value Gains (Losses), Net

The derivative gains and losses that are reported for the Capital Markets group are consistent with the derivative gains and losses reported in our condensed consolidated results of operations. We discuss details of these components of fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains (Losses), Net.”

The gains from our trading securities in the second quarter of 2011 were primarily driven by an improvement in fair values of CMBS and agency MBS due to a decline in interest rates partially offset by losses on private-label securities due to a widening of credit spreads. The gains on our trading securities in the first half of 2011 were primarily driven by the narrowing of credit spreads on CMBS.

The gains from our trading securities in the second quarter and first half of 2010 were primarily driven by a decrease in interest rates and narrowing of credit spreads.

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

We are restricted by our senior preferred stock purchase agreement with Treasury in the amount of mortgage assets that we may own. Beginning on each December 31 and thereafter, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. The maximum allowable amount of mortgage assets we may own was reduced to $810 billion as of December 31, 2010 and will be reduced to $729 billion as of December 31, 2011. As of June 30, 2011, we owned $731.8 billion in mortgage assets, compared with $788.8 billion as of December 31, 2010.

Table 19 summarizes our Capital Markets group’s mortgage portfolio activity for the periods indicated.

Table 19:  Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Mortgage loans:
Beginning balance	$421,856	$330,277	$427,074	$281,162
Purchases	28,290	130,028	66,364	200,589
Securitizations(2)	(22,559)	(13,912)	(46,542)	(28,166)
Liquidations(3)	(22,170)	(20,208)	(41,479)	(27,400)

Mortgage loans, ending balance	405,417	426,185	405,417	426,185
Mortgage securities:
Beginning balance	$335,762	$434,532	$361,697	$491,566
Purchases(4)	4,533	4,678	9,623	33,864
Securitizations(2)	22,559	13,912	46,542	28,166
Sales	(21,635)	(35,604)	(57,061)	(115,388)
Liquidations(3)	(14,835)	(25,903)	(34,417)	(46,593)

Mortgage securities, ending balance	326,384	391,615	326,384	391,615

Total Capital Markets mortgage portfolio	$731,801	$817,800	$731,801	$817,800

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under the accounting standards on the transfers of financial assets.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Purchases of mortgage loans decreased in the second quarter and first half of 2011 compared with the second quarter and first half of 2010 because we purchased fewer loans that were four or more months delinquent from MBS trusts in the second quarter and first half of 2011. We began to significantly increase our purchases of delinquent loans in 2010 and during the first half of 2010, we purchased the substantial majority of our delinquent loan population, which included $127 billion of loans that were four or more months delinquent as of December 31, 2009.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 204,000 delinquent loans with an unpaid principal balance of approximately $36 billion from our single-family MBS trusts in the first half of 2011. As of June 30, 2011, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was $6.1 billion. In July 2011, we purchased approximately 29,000 delinquent loans with an unpaid principal balance of $5.1 billion from our single-family MBS trusts.

Securitizations increased in the second quarter and first half of 2011 compared with the second quarter and first half of 2010 primarily due to the securitization of $9.3 billion of existing reverse mortgage whole loans from the Capital Markets group’s portfolio in the second quarter of 2011. We held these reverse mortgage securities in our Capital Markets group’s portfolio as of June 30, 2011.

Table 20 shows the composition of the Capital Markets group’s mortgage portfolio as of June 30, 2011 and December 31, 2010.

Table 20:  Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Capital Markets group’s mortgage loans:
Single-family loans
Government insured or guaranteed	$41,849	$51,783
Conventional:
Long-term, fixed-rate	241,766	237,096
Intermediate-term, fixed-rate	9,474	11,446
Adjustable-rate	26,832	31,526

Total single-family conventional	278,072	280,068

Total single-family loans	319,921	331,851

Multifamily loans
Government insured or guaranteed	396	431
Conventional:
Long-term, fixed-rate	3,890	4,413
Intermediate-term, fixed-rate	64,248	71,010
Adjustable-rate	16,962	19,369

Total multifamily conventional	85,100	94,792

Total multifamily loans	85,496	95,223

Total Capital Markets group’s mortgage loans	405,417	427,074

Capital Markets group’s mortgage-related securities:
Fannie Mae	231,541	260,429
Freddie Mac	14,952	17,332
Ginnie Mae	1,126	1,425
Alt-A private-label securities	20,936	22,283
Subprime private-label securities	17,277	18,038
CMBS	24,500	25,052
Mortgage revenue bonds	11,658	12,525
Other mortgage-related securities	4,394	4,613

Total Capital Markets group’s mortgage-related securities(2)	326,384	361,697

Total Capital Markets group’s mortgage portfolio	$731,801	$788,771

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $332.2 billion and $365.8 billion as of June 30, 2011 and December 31, 2010, respectively.

The Capital Markets group’s mortgage portfolio decreased from December 31, 2010 to June 30, 2011 primarily due to liquidations and sales, partially offset by purchases of delinquent loans from MBS trusts. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $230.8 billion as of June 30, 2011. This population includes loans that have been modified and have been classified as TDRs as well as unmodified delinquent loans that are on nonaccrual status in our condensed consolidated financial statements. We expect our mortgage portfolio to continue to decrease due to the restrictions on the amount of mortgage assets we may own under the terms of our senior preferred stock purchase agreement with Treasury.

CONSOLIDATED BALANCE SHEET ANALYSIS

The section below provides a discussion of our condensed consolidated balance sheets as of the dates indicated. You should read this section together with our condensed consolidated financial statements, including the accompanying notes.

Table 21 presents a summary of our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.

Table 21:  Summary of Condensed Consolidated Balance Sheets

	As of
	June 30,	December 31,
	2011	2010	Variance
	(Dollars in millions)

Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$33,774	$29,048	$4,726
Restricted cash	37,579	63,678	(26,099)
Investments in securities(1)	148,523	151,248	(2,725)
Mortgage loans
Of Fannie Mae	386,722	407,482	(20,760)
Of consolidated trusts	2,610,613	2,577,794	32,819
Allowance for loan losses	(69,506)	(61,556)	(7,950)

Mortgage loans, net of allowance for loan losses	2,927,829	2,923,720	4,109
Other assets(2)	48,407	54,278	(5,871)

Total assets	$3,196,112	$3,221,972	$(25,860)

Liabilities and equity (deficit)
Debt
Of Fannie Mae	$724,799	$780,044	$(55,245)
Of consolidated trusts	2,450,046	2,416,956	33,090
Other liabilities(3)	26,354	27,489	(1,135)

Total liabilities	3,201,199	3,224,489	(23,290)

Senior preferred stock	99,700	88,600	11,100
Other equity (deficit)(4)	(104,787)	(91,117)	(13,670)

Total stockholders’ equity (deficit)	(5,087)	(2,517)	(2,570)

Total liabilities and stockholders’ deficit	$3,196,112	$3,221,972	$(25,860)

(1)	Includes $38.1 billion as of June 30, 2011 and $32.8 billion as of December 31, 2010 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 32: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable, federal funds purchased and securities sold under agreements to repurchase, and other liabilities.

(4)	Consists of preferred stock, common stock, additional paid-in capital, accumulated deficit, accumulated other comprehensive loss, treasury stock, and noncontrolling interest.

Cash and Other Investments Portfolio

Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements are included in our cash and other investments portfolio. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Restricted Cash

Restricted cash primarily includes cash payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders. Our restricted cash decreased in the first half of 2011 primarily due to a decline in the volume of refinance activity, resulting in a decrease in unscheduled payments received.

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value gains (losses), net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income” in our condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive loss. See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of June 30, 2011. Table 22 presents the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of June 30, 2011 and December 31, 2010.

Table 22:  Summary of Mortgage-Related Securities at Fair Value

	As of
	June 30, 2011	December 31, 2010
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$27,408	$30,226
Freddie Mac	15,927	18,322
Ginnie Mae	1,267	1,629
Alt-A private-label securities	14,670	15,573
Subprime private-label securities	10,368	11,513
CMBS	25,821	25,608
Mortgage revenue bonds	11,089	11,650
Other mortgage-related securities	3,875	3,974

Total	$110,425	$118,495

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, including sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime private-label securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $38.6 billion as of June 30, 2011, of which $31.8 billion was rated below investment grade. Table 23 presents the fair value of our investments in Alt-A and subprime private-label securities and an analysis of the cumulative losses on these investments as of June 30, 2011. As of June 30, 2011, we had realized actual cumulative principal shortfalls of approximately 4% of the total cumulative credit losses reported in this table and reflected in our condensed consolidated financial statements.

Table 23:  Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of June 30, 2011
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses(1)	Component(2)	Component(3)
	(Dollars in millions)

Trading securities:(4)
Alt-A private-label securities	$2,891	$1,568	$(1,278)	$(115)	$(1,163)
Subprime private-label securities	2,675	1,459	(1,216)	(308)	(908)

Total	$5,566	$3,027	$(2,494)	$(423)	$(2,071)

Available-for-sale securities:
Alt-A private-label securities	$18,045	$13,102	$(5,234)	$(1,811)	$(3,423)
Subprime private-label securities(5)	14,965	8,909	(6,095)	(1,996)	(4,099)

Total	$33,010	$22,011	$(11,329)	$(3,807)	$(7,522)

Grand Total	$38,576	$25,038	$(13,823)	$(4,230)	$(9,593)

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

(2)	Represents the estimated portion of the total cumulative losses that is noncredit-related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(3)	For securities classified as trading, amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available-for-sale, amounts reflect the estimated portion of total cumulative other-than-temporary credit impairment losses, net of accretion, that are recognized in earnings.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio as Fannie Mae securities.

(5)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities.

Table 24 presents the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and CoreLogic, LoanPerformance (“CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of June 30, 2011. Based on the stressed condition of some of our financial guarantors, we believe some of these counterparties will not fully meet their obligation to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 24:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of June 30, 2011
	Unpaid Principal Balance						Monoline
		Available-			Average	Average	Financial
		for-		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
	(Dollars in millions)

Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A
mortgage loans:
2004 and prior	$—	$498	$—	31.9%	48.6%	17.3%	$—
2005	—	1,349	—	45.1	57.8	42.2	262
2006	—	1,289	—	47.2	64.2	31.9	130
2007	2,010	—	—	45.5	65.8	58.3	716
Other Alt-A mortgage loans:
2004 and prior	—	6,508	—	10.3	58.8	12.4	13
2005	87	4,236	123	23.7	58.3	6.1	—
2006	66	4,043	—	29.6	59.0	1.1	—
2007	728	—	188	42.8	66.5	28.6	298
2008(8)	—	122	—	—	—	—	—

Total Alt-A mortgage
loans:	2,891	18,045	311				1,419

Subprime mortgage loans:
2004 and prior(9)	—	2,109	631	24.1	75.3	60.6	661
2005(8)	—	188	1,378	42.5	77.2	58.2	228
2006	—	12,044	—	47.9	77.6	18.6	52
2007	2,675	624	5,631	48.7	76.0	22.9	180

Total subprime mortgage loans:	2,675	14,965	7,640				1,121

Total Alt-A and subprime mortgage loans:	$5,566	$33,010	$7,951				$2,540

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflect information from June 2011 remittances for May 2011 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The CoreLogic severity data reflect information from June 2011 remittances for May 2011 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

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

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $122 million for the 2008 vintage of other Alt-A loans and $17 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

(9)	Includes a wrap transaction that has been partially consolidated on our balance sheet, which effectively resulted in a portion of the underlying structure of the transaction being accounted for and reported as available-for-sale securities.

Mortgage Loans

The increase in mortgage loans, net of an allowance for loan losses, in the first half of 2011 was primarily driven by securitization activity from our lender swap and portfolio securitization programs, partially offset by scheduled principal paydowns and prepayments. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”

Debt Instruments

Debt of Fannie Mae is the primary means of funding our mortgage investments. Debt of consolidated trusts represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our condensed consolidated balance sheets. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt as of June 30, 2011 and 2010 in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

The increase in debt of consolidated trusts in the first half of 2011 was primarily driven by the sale of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificates are transferred from our ownership to a third party.

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

Our derivative assets and liabilities consist of these risk management derivatives and our mortgage commitments. We refer to the difference between the derivative assets and derivative liabilities recorded in our condensed consolidated balance sheets as our net derivative asset or liability. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amounts as of June 30, 2011 and December 31, 2010 in “Note 9, Derivative Instruments.” Table 25 provides an analysis of the factors driving the change from December 31, 2010 to June 30, 2011 in the estimated fair value of our net derivative liability related to our risk management derivatives recorded in our condensed consolidated balance sheets.

Table 25:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net

For the Six
Months Ended
June 30, 2011
(Dollars in millions)

Net risk management derivative liability as of December 31, 2010	$(789)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(1)	62
Fair value at date of termination of contracts settled during the period(2)	1,265
Net collateral received	(92)
Periodic net cash contractual interest payments(3)	1,213

Total cash payments	2,448

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(1,293)
Net change in fair value during the period	(207)

Risk management derivatives fair value losses, net	(1,500)

Net risk management derivative asset as of June 30, 2011	$159

(1)	Cash receipts from sale of derivative option contracts increase the derivative liability recorded in our condensed consolidated balance sheets. Cash payments made to purchase derivative option contracts (purchased option premiums) increase the derivative asset recorded in our condensed consolidated balance sheets.

(2)	Cash payments made to terminate derivative contracts reduce the derivative liability recorded in our condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(3)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value gains (losses), net in our condensed consolidated statements of operations and comprehensive loss. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability. Also includes cash paid (received) on other derivatives contracts.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value Gains (Losses), Net,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 9, Derivative Instruments.”

Stockholders’ Deficit

Our net deficit increased as of June 30, 2011 compared with December 31, 2010. See Table 26 in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for details of the change in our net deficit.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.

Table 26 summarizes changes in our stockholders’ deficit reported in our GAAP condensed consolidated balance sheets and in the fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the six months ended June 30, 2011. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 13, Fair Value.”

Table 26:	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the
Six Months Ended
June 30, 2011
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2010(1)	$(2,599)
Total comprehensive loss	(9,180)
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	11,100
Senior preferred stock dividends	(4,497)

Capital transactions, net	6,603
Other	8

Fannie Mae stockholders’ deficit as of June 30, 2011(1)	$(5,168)

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2010	$(120,294)
Capital transactions, net	6,603
Change in estimated fair value of net assets, excluding capital transactions	(14,319)

Decrease in estimated fair value of net assets, net	(7,716)

Estimated fair value of net assets as of June 30, 2011	$(128,010)

(1)	Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, consists of “Total Fannie Mae’s stockholders’ deficit” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

(2)	Represents capital transactions, which are reported in our condensed consolidated financial statements.

The $14.3 billion decrease in the fair value of our net assets, excluding capital transactions, during the first half of 2011 was attributable to:

•	A net decrease in the fair value due to credit-related items principally related to declining actual and expected home prices as well as a decrease in the estimated rate of prepayments, which increased the expected life of the guaranty book of business and increased expected credit losses. This net decrease due to credit-related items was partially offset by

•	An increase in the fair value of the net portfolio attributable to the positive impact of the spread between mortgage assets and associated debt and derivatives.

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

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

We present our non-GAAP fair value balance sheets in Table 27 below.

Table 27:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of June 30, 2011				As of December 31, 2010
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$51,853	$—	$51,853		$80,975	$—	$80,975
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,500	—	19,500		11,751	—	11,751
Trading securities	61,907	—	61,907		56,856	—	56,856
Available-for-sale securities	86,616	—	86,616		94,392	—	94,392
Mortgage loans:
Mortgage loans held for sale	439	—	439		915	—	915
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	330,390	(30,847)	299,543		358,698	(39,331)	319,367
Of consolidated trusts	2,597,000	42,555 (2)	2,639,555	(3)	2,564,107	46,038 (2)	2,610,145	(3)

Total mortgage loans	2,927,829	11,708	2,939,537	(4)	2,923,720	6,707	2,930,427	(4)
Advances to lenders	3,829	(188)	3,641	(5)(6)	7,215	(225)	6,990	(5)(6)
Derivative assets at fair value	668	—	668	(5)(6)	1,137	—	1,137	(5)(6)
Guaranty assets and buy-ups, net	483	446	929	(5)(6)	458	356	814	(5)(6)

Total financial assets	3,152,685	11,966	3,164,651	(7)	3,176,504	6,838	3,183,342	(7)
Credit enhancements	471	2,958	3,429	(5)(6)	479	3,286	3,765	(5)(6)
Other assets	42,956	(267)	42,689	(5)(6)	44,989	(261)	44,728	(5)(6)

Total assets	$3,196,112	$14,657	$3,210,769		$3,221,972	$9,863	$3,231,835

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$—		$52	$(1)	$51
Short-term debt:
Of Fannie Mae	162,005	36	162,041		151,884	90	151,974
Of consolidated trusts	5,193	1	5,194		5,359	—	5,359
Long-term debt:
Of Fannie Mae	562,794 (8)	22,604	585,398		628,160 (8)	21,524	649,684
Of consolidated trusts	2,444,853 (8)	113,038 (2)	2,557,891		2,411,597 (8)	103,332 (2)	2,514,929
Derivative liabilities at fair value	592	—	592	(9)(10)	1,715	—	1,715	(9)(10)
Guaranty obligations	778	2,922	3,700	(9)(10)	769	3,085	3,854	(9)(10)

Total financial liabilities	3,176,215	138,601	3,314,816	(7)	3,199,536	128,030	3,327,566	(7)
Other liabilities	24,984	(1,102)	23,882	(9)(10)	24,953	(472)	24,481	(9)(10)

Total liabilities	3,201,199	137,499	3,338,698		3,224,489	127,558	3,352,047
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(11)	99,700	—	99,700		88,600	—	88,600
Preferred	19,130	(17,593)	1,537		20,204	(19,829)	375
Common	(123,998)	(105,249)	(229,247)		(111,403)	(97,866)	(209,269)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(5,168)	$(122,842)	$(128,010)		$(2,599)	$(117,695)	$(120,294)
Noncontrolling interests	81	—	81		82	—	82

Total deficit	(5,087)	(122,842)	(127,929)		(2,517)	(117,695)	(120,212)

Total liabilities and equity (deficit)	$3,196,112	$14,657	$3,210,769		$3,221,972	$9,863	$3,231,835

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Fair value exceeds carrying value of consolidated loans and consolidated debt as a significant portion of these were consolidated at unpaid principal balance as of January 1, 2010, upon adoption of accounting standards on transfers of financial assets and consolidation of variable interest entities (“VIEs”). Also impacting the difference between fair value and carrying value of the consolidated loans is the credit component included in consolidated loans, which has no corresponding impact on the consolidated debt.

(3)	Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $3.1 billion and $3.0 billion as of June 30, 2011 and December 31, 2010, respectively.

(4)	Performing loans had both a fair value and an unpaid principal balance of $2.8 trillion as of June 30, 2011 compared with a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of December 31, 2010. Nonperforming loans, which include loans that are delinquent by one or more payments, had a fair value of $139.7 billion and an unpaid principal balance of $247.3 billion as of June 30, 2011 compared with a fair value of $168.5 billion and an unpaid principal balance of $287.4 billion as of December 31, 2010. See “Note 13, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)	The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)	“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $24.3 billion and $27.5 billion as of June 30, 2011 and December 31, 2010, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to Lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $5.5 billion and $9.3 billion as of June 30, 2011 and December 31, 2010, respectively.

(7)	We determined the estimated fair value of these financial instruments in accordance with the fair value accounting standard as described in “Note 13, Fair Value.”

(8)	Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $4.1 billion and $3.2 billion as of June 30, 2011 and December 31, 2010, respectively.

(9)	The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(10)	“Other liabilities” include Accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $13.3 billion and $13.8 billion as of June 30, 2011 and December 31, 2010, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $1.4 billion and $2.5 billion as of June 30, 2011 and December 31, 2010, respectively.

(11)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

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

Our Treasury group is responsible for implementing our liquidity and contingency planning strategies. We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt. While our liquidity contingency planning attempts to address stressed market conditions and our status under conservatorship and Treasury arrangements, we believe that our liquidity contingency plan may be difficult or impossible to execute for a company of our size in our circumstances. See “Liquidity and Capital Management—Liquidity Management—Liquidity Risk Management Practices and Contingency Planning” in our 2010 Form 10-K for a discussion of our liquidity contingency plans. Also see “Risk Factors” in this report for a description of the risks associated with our liquidity contingency planning.

Our liquidity position could be adversely affected by many causes, both internal and external to our business, including: actions taken by the conservator, the Federal Reserve, U.S. Treasury or other government agencies; legislation relating to us or our business; a U.S. government payment default on its debt obligations; a downgrade in the credit ratings of our senior unsecured debt or the U.S. government’s debt from any of the major ratings organizations; a systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; public statements by key policy makers; a significant further decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector; or elimination of our GSE status.

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

Fannie Mae Debt Funding Activity

Table 28 summarizes the activity in the debt of Fannie Mae for the periods indicated. This activity includes federal funds purchased and securities sold under agreements to repurchase but excludes the debt of consolidated trusts as well as intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 28:  Activity in Debt of Fannie Mae

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010(2)	2011	2010(2)
	(Dollars in millions)

Issued during the period:
Short-term:
Amount	$140,051	$148,451	$228,252	$286,931
Weighted-average interest rate	0.12%	0.29%	0.13%	0.26%
Long-term:
Amount	$29,687	$100,890	$81,424	$202,854
Weighted-average interest rate	2.38%	2.39%	2.22%	2.34%
Total issued:
Amount	$169,738	$249,341	$309,676	$489,785
Weighted-average interest rate	0.51%	1.12%	0.68%	1.11%
Paid off during the period: (1)
Short-term:
Amount	$125,171	$100,141	$218,202	$231,007
Weighted-average interest rate	0.22%	0.21%	0.24%	0.22%
Long-term:
Amount	$82,721	$88,439	$149,578	$183,602
Weighted-average interest rate	2.82%	3.33%	2.82%	3.32%
Total paid off:
Amount	$207,892	$188,580	$367,780	$414,609
Weighted-average interest rate	1.26%	1.68%	1.29%	1.59%

(1)	Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases.

(2)	For the three and six months ended June 30, 2010, we revised the weighted-average interest rate on short-term issued and total issued debt primarily to reflect weighting based on transaction level data.

Debt funding activity in the second quarter and first half of 2011 decreased compared with the second quarter and first half of 2010 primarily due to lower funding needs as a result of (1) a reduction in the size of our mortgage portfolio pursuant to the requirements of the senior preferred stock purchase agreement, and (2) a decrease in our purchases of delinquent loans from MBS trusts. We began to significantly increase our purchases of delinquent loans in 2010, and during the first half of 2010 we purchased the substantial majority of our delinquent loan population. Additionally, our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement.

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

In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of our debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. See “Credit Ratings” below for a discussion of potential rating agency actions on our debt securities that likely would result from a downgrade in the U.S. government’s debt ratings. A downgrade in our credit ratings likely would reduce demand for our debt securities and increase our borrowing costs.

Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” for a discussion of the risks we face relating to (1) the uncertain future of our company; (2) our reliance on the issuance of debt securities to obtain funds for our operations; and (3) our liquidity contingency plans.

Outstanding Debt

Total outstanding debt of Fannie Mae consists of federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts.

As of June 30, 2011, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt increased to 22% from 19% as of December 31, 2010. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.68% as of June 30, 2011 from 2.77% as of December 31, 2010.

Pursuant to the terms of the senior preferred stock purchase agreement, our outstanding debt limit is 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $972 billion in 2011. As of June 30, 2011, our aggregate indebtedness totaled $735.7 billion, which was $236.3 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 29 provides information as of June 30, 2011 and December 31, 2010 on our outstanding short-term and long-term debt based on its original contractual terms.

Table 29:  Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	June 30, 2011			December 31, 2010
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$—	—%	—	$52	2.20%

Short-term debt:
Fixed-rate:
Discount notes	—	$161,689	0.16%	—	$151,500	0.32%
Foreign exchange discount notes	—	316	2.30	—	384	2.43

Total short-term debt of Fannie Mae(2)		162,005	0.17		151,884	0.32
Debt of consolidated trusts	—	5,193	0.17	—	5,359	0.23

Total short-term debt		$167,198	0.17%		$157,243	0.32%

Long-term debt:
Senior fixed:
Benchmark notes and bonds	2011 - 2030	$273,366	3.00%	2011 - 2030	$300,344	3.20%
Medium-term notes	2011 - 2021	164,043	2.15	2011 - 2020	199,266	2.13
Foreign exchange notes and bonds	2017 - 2028	1,223	5.98	2017 - 2028	1,177	6.21
Other(3)	2011 - 2040	45,568	5.63	2011 - 2040	44,893	5.64

Total senior fixed		484,200	2.97		545,680	3.02
Senior floating:
Medium-term notes	2011 - 2016	70,546	0.25	2011 - 2015	72,039	0.31
Other(3)	2020 - 2037	368	5.84	2020 - 2037	386	4.92

Total senior floating		70,914	0.28		72,425	0.34
Subordinated fixed-rate:
Qualifying subordinated(4)	2012 - 2014	4,893	5.08	2011 - 2014	7,392	5.47
Subordinated debentures	2019	2,787	9.91	2019	2,663	9.91

Total subordinated fixed-rate		7,680	6.83		10,055	6.65

Total long-term debt of Fannie Mae(5)		562,794	2.68		628,160	2.77
Debt of consolidated trusts(3)	2011 - 2051	2,444,853	4.54	2011 - 2051	2,411,597	4.59

Total long-term debt		$3,007,647	4.20%		$3,039,757	4.22%

Outstanding callable debt of Fannie Mae(6)		$170,133	2.74%		$219,804	2.53%

(1)	Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments and debt of consolidated trusts, totaled $734.5 billion and $792.6 billion as of June 30, 2011 and December 31, 2010, respectively.

(2)	Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $67 million and $128 million as of June 30, 2011 and December 31, 2010, respectively.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Consists of subordinated debt with an interest deferral feature.

(5)	Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $78.9 billion and $95.4 billion as of June 30, 2011 and December 31, 2010, respectively. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $9.7 billion and $12.4 billion as of June 30,

2011 and December 31, 2010, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $572.4 billion and $640.5 billion as of June 30, 2011 and December 31, 2010, respectively.

(6)	Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 30 presents the maturity profile, as of June 30, 2011, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, increased as a percentage of our total outstanding debt, excluding debt of consolidated trusts and federal funds purchased and securities sold under agreements to repurchase, to 33% as of June 30, 2011, compared with 32% as of December 31, 2010. The weighted-average maturity of our outstanding debt that is maturing within one year was 119 days as of June 30, 2011, compared with 116 days as of December 31, 2010.

Table 30:  Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $115 million as of June 30, 2011. Excludes debt of consolidated trusts maturing within one year of $9.0 billion as of June 30, 2011.

Table 31 presents the maturity profile, as of June 30, 2011, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 57 months as of June 30, 2011 compared with approximately 58 months as of December 31, 2010.

Table 31:  Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $9.7 billion as of June 30, 2011. Excludes debt of consolidated trusts of $2.4 trillion as of June 30, 2011.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Cash and Other Investments Portfolio

Table 32 provides information on the composition of our cash and other investments portfolio for the periods indicated.

Table 32:  Cash and Other Investments Portfolio

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Cash and cash equivalents	$14,274	$17,297
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,500	11,751
Non-mortgage-related securities:
U.S. Treasury securities(1)	34,856	27,432
Asset-backed securities(2)	3,242	5,321

Total non-mortgage-related securities	38,098	32,753

Total cash and other investments	$71,872	$61,801

(1)	Excludes $2.0 billion and $4.0 billion of U.S. Treasury securities which are a component of cash equivalents as of June 30, 2011 and December 31, 2010, respectively, as these securities had a maturity at the date of acquisition of three months or less.

(2)	Includes securities primarily backed by credit cards loans, student loans and automobile loans.

Our cash and other investments portfolio increased from December 31, 2010 to June 30, 2011. We have more outstanding debt maturing in the third quarter of 2011 compared with our outstanding debt that matured in the first quarter of 2011, which resulted in an increase in the amount of cash and highly liquid non-mortgage securities we were required to hold pursuant to our liquidity risk management policy.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent on our credit ratings from the major ratings organizations. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions.

While there have been no changes in our credit ratings from December 31, 2010 to August 2, 2011, on July 15, 2011, S&P placed our long-term and short-term debt ratings on “CreditWatch with negative implications,” following a similar action on the debt ratings of the U.S. government. A rating being placed on CreditWatch indicates a substantial likelihood of a ratings action by S&P within the next 90 days or is a response to events presenting significant uncertainty to the creditworthiness of an issuer. S&P noted that it placed our long-term and short-term debt on CreditWatch with negative implications due to our direct reliance on the U.S. government. On July 14, 2011, S&P stated that it may lower the long-term debt rating of the U.S. in the next three months if it concludes that Congress and the Administration have not achieved a credible solution to the rising U.S. government debt burden and are not likely to achieve one in the foreseeable future.

On July 13, 2011, Moody’s placed both the U.S. government’s rating and our long-term debt ratings on review for possible downgrade. Following the raising of the U.S. government’s statutory debt limit on August 2, 2011, Moody’s confirmed both the U.S. government’s rating and our long-term debt ratings, and removed the designation that these ratings were under review for possible downgrade. However, Moody’s revised the rating outlook for both the U.S. government’s rating and our long-term debt ratings to negative. In assigning the negative outlook to the U.S. government’s rating, Moody’s indicated there would be a risk of a downgrade if (1) there is a weakening in fiscal discipline in the coming year; (2) further fiscal consolidation measures are not adopted in 2013; (3) the economic outlook deteriorates significantly; or (4) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected.

S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government.

We currently cannot predict whether one or more of these ratings agencies will downgrade our debt ratings in the future, or how long our ratings will remain subject to review for a possible downgrade by S&P. See “Risk Factors” for a discussion of the risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts and other borrowing arrangements.

Table 33 presents the credit ratings issued by the three major credit rating agencies as of August 2, 2011.

Table 33:  Fannie Mae Credit Ratings

As of August 2, 2011
	S&P	Moody’s	Fitch

Long-term senior debt	AAA	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	CreditWatch Negative	Negative	Stable
	(for Senior Debt) Negative (for Qualifying Subordinated Debt)	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for AAA rated Long Term Issuer Default Rating)

Cash Flows

Six Months Ended June 30, 2011.  Cash and cash equivalents of $14.3 billion as of June 30, 2011 decreased by $3.0 billion from December 31, 2010. Net cash generated from investing activities totaled $236.2 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were offset by net cash outflows used in operating activities of $2.1 billion and net cash used in financing activities of $237.1 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

Six Months Ended June 30, 2010.  Cash and cash equivalents of $27.8 billion as of June 30, 2010 increased by $21.0 billion from December 31, 2009. Net cash generated from investing activities totaled $251.0 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were partially offset by net cash outflows used in operating activities of $47.1 billion resulting primarily from purchases of trading securities. The net cash used in financing activities of $182.8 billion was primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

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

Senior Preferred Stock Purchase Agreement

As a result of the covenants under the senior preferred stock purchase agreement, Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding and the uncertainty regarding our future, we effectively no longer have access to equity funding except through draws under the senior preferred stock purchase agreement.

Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $98.7 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2011. The Acting Director of FHFA will submit a request for $5.1 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of June 30, 2011, and request the receipt of those funds on or prior to September 30, 2011. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $104.8 billion.

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

Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for the first, second and third quarters of 2011 due to the continued fragility of the U.S. mortgage market and to Treasury’s belief that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury stated that it will reevaluate the situation during the next calendar quarter to determine whether to set the quarterly commitment fee for the fourth quarter of 2011.

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

Our second quarter dividend of $2.3 billion was declared by the conservator and paid by us on June 30, 2011. Upon receipt of additional funds from Treasury in September 2011, which FHFA will request on our behalf, the annualized dividend on the senior preferred stock will be $10.5 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $57.4 billion as of June 30, 2011 and $56.9 billion as of December 31, 2010.

Under the temporary credit and liquidity facilities program in which we provide assistance to housing finance agencies (“HFAs”) and in which Treasury has purchased participation interests, our outstanding commitments totaled $3.5 billion as of June 30, 2011 and $3.7 billion as of December 31, 2010. Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $17.6 billion as of June 30, 2011 and $17.8 billion as of December 31, 2010. As of both June 30, 2011 and December 31, 2010, there were no liquidity guarantee advances outstanding. For a description of these programs, see “MD&A—Off-Balance Sheet Arrangements—Treasury Housing Finance Agency Initiative” in our 2010 Form 10-K.

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

In this section we provide an update on our management of our major risk categories. For a more complete discussion of the financial risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” in our 2010 Form 10-K and “Risk Factors” in our 2010 Form 10-K and in this report.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. Continuing adverse market conditions have resulted in significant exposure to mortgage and institutional counterparty credit risk. The metrics used to measure credit risk are generated using internal models. Our internal models require numerous assumptions and there are inherent limitations in any methodology used to estimate macroeconomic factors such as home prices, unemployment and interest rates and their impact on borrower behavior. When market conditions change rapidly and dramatically, the assumptions of our models may no longer accurately capture or reflect the changing conditions. On a continuous basis, management makes judgments about the appropriateness of the risk assessments indicated by the models. See “Risk Factors” in our 2010 Form 10-K for a discussion of the risks associated with our use of models.

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

Mortgage Credit Book of Business

Table 34 displays the composition of our entire mortgage credit book of business as of the periods indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of both June 30, 2011 and December 31, 2010.

Table 34:  Composition of Mortgage Credit Book of Business(1)

	As of June 30, 2011			As of December 31, 2010
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)

Mortgage loans and Fannie Mae MBS(2)	$2,855,481	$174,602	$3,030,083	$2,846,462	$172,407	$3,018,869
Other credit guarantees(3)	20,025	16,853	36,878	18,625	16,994	35,619

Guaranty book of business	$2,875,506	$191,455	$3,066,961	$2,865,087	$189,401	$3,054,488

Agency mortgage-related securities(4)	16,046	33	16,079	18,797	24	18,821
Other mortgage-related securities	45,989	33,139	79,128	48,678	34,205	82,883

Mortgage credit book of business	$2,937,541	$224,627	$3,162,168	$2,932,562	$223,630	$3,156,192

Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(5)	$2,801,371	$188,868	$2,990,239	$2,790,590	$186,712	$2,977,302
Government Guaranty Book of Business(6)	$74,135	$2,587	$76,722	$74,497	$2,689	$77,186

(1)	Based on unpaid principal balance. Prior period amounts have been reclassified to conform to the current period presentation.

(2)	The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(4)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(5)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(6)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of both our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of June 30, 2011 and December 31, 2010. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2010 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

Single-Family Mortgage Credit Risk Management

Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies and underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These strategies, which we discuss below, may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

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

Our mortgage servicers are the primary point of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. In the second quarter of 2011, we issued new standards for mortgage servicers regarding the management of delinquent loans, default prevention and foreclosure time frames under FHFA’s directive to align GSE policies for servicing delinquent mortgages. The new standards, reinforced by new incentives and compensatory fees, require servicers to take a more consistent approach for homeowner communications, loan modifications and other workouts, and, when necessary, foreclosures. The new standards are designed to: (1) achieve effective contact with the borrower, including creating a uniform standard for communicating with the homeowner, determining reasons for delinquency and assessing their ability to pay, and educating homeowners on the availability of foreclosure prevention options; (2) set clear timelines and establish clear and consistent policies in the foreclosure process; and (3) provide incentives to servicers to complete loan workouts earlier in the homeowner’s delinquency and charge servicers compensatory fees when they fail to have the proper contact with the borrower. We believe these standards will bring greater consistency, clarity, fairness and efficiency to the process, help improve servicer performance, and hold servicers accountable for their effectiveness in assisting homeowners.

In addition to these new standards, we have taken other steps to improve the performance of our servicers including: (1) updating our Servicing Guide, which should improve our servicers’ ability to understand and comply with our requirements and allow them to complete workouts earlier in the delinquency process, thereby avoiding foreclosure; and (2) implementing a servicer performance management system designed to measure and evaluate mortgage servicers’ performance in helping homeowners avoid foreclosure.

For discussion of our acquisition policy, underwriting standards, and use of mortgage insurance as a form of credit enhancement, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2010 Form 10-K. For a discussion of our aggregate mortgage insurance coverage as of June 30, 2011 and December 31, 2010, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”

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

Table 35 presents our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 35:  Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family
	Conventional Business Volume(2)
	For the		For the		Percent of Single-Family
	Three Months		Six Months		Conventional Guaranty
	Ended		Ended		Book of Business(3)(4)
	June 30,		June 30,		As of
	2011	2010	2011	2010	June 30, 2011	December 31, 2010
	(Dollars in millions)

Original LTV ratio:(5)
<= 60%	28%	27%	29%	29%	24%	24%
60.01% to 70%	14	15	15	15	16	16
70.01% to 80%	37	40	37	38	41	41
80.01% to 90%(6)	10	10	9	10	9	9
90.01% to 100%(6)	8	6	7	6	9	9
Greater than 100%(6)	3	2	3	2	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average	71%	70%	69%	69%	71%	71%
Average loan amount	$194,598	$216,042	$206,313	$220,411	$156,294	$155,531
Estimated mark-to-market LTV ratio:(7)
<= 60%					27%	28%
60.01% to 70%					13	13
70.01% to 80%					19	19
80.01% to 90%					15	15
90.01% to 100%					9	9
Greater than 100%					17	16

Total					100%	100%

Weighted average					78%	77%
Product type:
Fixed-rate:(8)
Long-term	70%	72%	69%	72%	73%	74%
Intermediate-term	22	20	24	20	14	14
Interest-only	*	*	*	*	2	2

Total fixed-rate	92	92	93	92	89	90

Adjustable-rate:
Interest-only	1	2	1	2	3	4
Other ARMs	7	6	6	6	8	6

Total adjustable-rate	8	8	7	8	11	10

Total	100%	100%	100%	100%	100%	100%

Number of property units:
1 unit	97%	98%	97%	98%	97%	97%
2-4 units	3	2	3	2	3	3

Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family
	Conventional Business Volume(2)
	For the		For the		Percent of Single-Family
	Three Months		Six Months		Conventional Guaranty
	Ended		Ended		Book of Business(3)(4)
	June 30,		June 30,		As of
	2011	2010	2011	2010	June 30, 2011	December 31, 2010
	(Dollars in millions)

Property type:
Single-family homes	90%	90%	90%	90%	91%	91%
Condo/Co-op	10	10	10	10	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	85%	90%	88%	90%	89%	90%
Second/vacation home	6	5	5	5	5	4
Investor	9	5	7	5	6	6

Total	100%	100%	100%	100%	100%	100%

FICO credit score:
< 620	1%	1%	*%	1%	3%	4%
620 to < 660	3	2	2	2	7	7
660 to < 700	9	8	8	8	14	15
700 to < 740	18	17	17	17	21	21
>= 740	69	72	73	72	55	53

Total	100%	100%	100%	100%	100%	100%

Weighted average	756	758	760	758	737	735
Loan purpose:
Purchase	31%	31%	23%	26%	32%	33%
Cash-out refinance	16	19	18	20	28	29
Other refinance	53	50	59	54	40	38

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	14%	14%	15%	15%	15%	15%
Northeast	20	20	20	20	19	19
Southeast	20	19	20	19	24	24
Southwest	16	15	15	14	15	15
West	30	32	30	32	27	27

Total	100%	100%	100%	100%	100%	100%

Origination year:
<= 2001					2%	2%
2002					3	3
2003					10	11
2004					6	7
2005					8	9
2006					7	8
2007					11	12
2008					8	9
2009					19	21
2010					20	18
2011					6	—

Total					100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-

family conventional guaranty book of business as of both June 30, 2011 and December 31, 2010. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition. Single-Family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we securitize into Fannie Mae MBS.

(3)	Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)	Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 4.5% of our single-family conventional guaranty book of business as of June 30, 2011 and 3.9% as of December 31, 2010. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” in our 2010 Form 10-K for additional information on loan limits.

(5)	The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)	We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under Refi Plus, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have a LTV ratio over 80%.

(7)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(8)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate has maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(9)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary

We continue to see the positive effects of actions we took beginning in 2008 to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. The single-family loans we purchased or guaranteed in the first half of 2011 have a strong credit profile with a weighted average original LTV ratio of 69%, a weighted average FICO credit score of 760, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. Due to lower acquisition volume and the relatively high volume of Refi Plus loans (including HARP loans), the LTV ratios at origination for our 2011 acquisitions to date are higher than for our 2009 and 2010 acquisitions.

Whether our future acquisitions will exhibit the same credit profile as our recent acquisitions depends on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers’ eligibility standards, our future volume of Refi Plus acquisitions, which typically include higher LTV ratios and lower FICO credit scores, and future market conditions. In addition, FHA’s role as the lower-cost option for some consumers for loans with higher LTV ratios has reduced our acquisitions of these types of loans since 2008. We expect the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices.

The credit profile of our acquisitions in the first half of 2011 was further influenced by our acquisitions of refinanced loans. Refinanced loans, which includes Refi Plus loans, comprised 77% of our single-family acquisitions in the first half of 2011. Refinanced loans generally have a strong credit profile because refinancing indicates borrowers’ ability to make their mortgage payment and desire to maintain homeownership but Refi Plus loans, which may have original LTV ratios as high as 125% and in some cases lower FICO credit scores than we generally require, may not ultimately perform as well as traditional refinanced loans. Refi Plus, however, offers expanded refinance opportunities for eligible Fannie Mae borrowers that may help prevent future delinquencies and defaults. In the first quarter of 2011, our regulator granted our request for an extension of our ability to acquire loans under Refi Plus with LTV ratios greater than 80% and up to 125% for loans originated through June 2012. Approximately 18% of our single-family conventional business volume for the first half of 2010 consisted of loans with LTV ratios higher than 80% at the time of purchase. For the first half of 2011, these loans accounted for 19% of our single-family business volume.

The prolonged and severe decline in home prices has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business to remain high at 78% as of June 30, 2011, and 77% as of December 31, 2010. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 17% as of June 30, 2011, and 16% as of December 31, 2010. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

Alt-A and Subprime Loans

Our exposure to Alt-A and subprime loans included in our single-family conventional guaranty book of business, as defined in this section, does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of our exposure to private-label mortgage-related securities backed by Alt-A and subprime loans. As a result of our decision to discontinue the purchase of newly originated Alt-A loans, except for those that represent the refinancing of an existing Fannie Mae loan, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time. We are also not currently acquiring newly originated subprime loans. We have classified a mortgage loan as Alt-A if the lender that delivered the loan to us classified the loan as Alt-A based on documentation or other features. We have classified a mortgage loan as subprime if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender. We exclude from the subprime classification loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We apply our classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $195.3 billion as of June 30, 2011, represented approximately 7.0% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $6.2 billion as of June 30, 2011, represented approximately 0.2% of our single-family conventional guaranty book of business. See “Table 35: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for additional information on our single-family book of business.

Jumbo-Conforming and High-Balance Loans

The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $126.4 billion, or 4.5% of our single-family conventional guaranty book of business, as of June 30, 2011 and $109.7 billion, or 3.9% of our single-family conventional guaranty book of business, as of December 31, 2010. The standard conforming loan limit for a one-unit property was $417,000 in 2011 and 2010 (higher in some areas). Our loan limits are currently higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties. Unless Congress acts to extend current law, our loan limits for loans originated after September 30, 2011 will decrease in such specified high-cost areas to an amount not to exceed $625,500 for one-unit properties. Unlike FHA, which will not be subject to lower loan limits for refinancing its existing jumbo and high-balance loans, our revised loan limits would apply to the refinancing of our existing jumbo-conforming and high-balance loans. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” in our 2010 Form 10-K for additional information on our loan limits.

Reverse Mortgages

The outstanding unpaid principal balance of reverse mortgage whole loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $50.9 billion as of June 30, 2011 and $50.8 billion as of December 31, 2010. The balance of our reverse-mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee, and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through the FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans. In December 2010, we communicated to our lenders that we are exiting the reverse mortgage business and will no longer acquire newly originated home equity conversion mortgages.

Problem Loan Management

Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. We refer to actions taken by servicers with borrowers to resolve existing or potential delinquent loan payments as “workouts.” Our loan workouts reflect our various types of home retention strategies, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including preforeclosure sales and deeds-in-lieu of foreclosure. When appropriate, we seek to move to foreclosure expeditiously.

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

Table 36:  Delinquency Status of Single-Family Conventional Loans

	As of
	June 30,	December 31,	June 30,
	2011	2010	2010

As of period end:
Delinquency status:
30 to 59 days delinquent	2.13%	2.32%	2.32%
60 to 89 days delinquent	0.72	0.87	0.90
Seriously delinquent	4.08	4.48	4.99
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	73%	67%	66%

The number of loans at risk of becoming seriously delinquent has diminished in 2011 as early stage delinquencies have decreased. As of June 30, 2011, the percentage and number of our single-family conventional loans that were seriously delinquent decreased, as compared with December 31, 2010, and has decreased every month since February 2010. The decrease in our serious delinquency rate in 2010 and the first half of 2011 was primarily the result of home retention solutions, as well as foreclosure alternatives and foreclosures completed. The volume of loans impacted by these actions continues to exceed the number of loans becoming seriously delinquent, thereby decreasing our percentage of seriously delinquent loans. The decrease is also attributable to our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans have become an increasingly larger portion of our conventional single-family guaranty book of business, resulting in fewer loans becoming seriously delinquent.

Although our single-family serious delinquency rate has decreased since February 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent has been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. As described in “Executive Summary—Foreclosure Delays and Changes in the Foreclosure Environment,” continuing issues in the servicer foreclosure process, changes in state foreclosure laws, and new court rules and proceedings have lengthened the time it takes to foreclose on a mortgage loan in many states. We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, and the extent to which borrowers with modified loans continue to make timely payments.

Table 37 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the periods indicated for single-family conventional loans in our single-family guaranty book of business.

Table 37:  Single-Family Serious Delinquency Rates

	As of
	June 30, 2011		December 31, 2010		June 30, 2010
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	3.89%	15%	4.16%	16%	4.52%
Northeast	19	4.31	19	4.38	19	4.43
Southeast	24	5.92	24	6.15	24	6.67
Southwest	15	2.43	15	3.05	15	3.67
West	27	3.25	27	4.06	26	4.96

Total single-family conventional loans	100%	4.08%	100%	4.48%	100%	4.99%

Single-family conventional loans:
Credit enhanced	14%	9.72%	15%	10.60%	16%	11.68%
Non-credit enhanced	86	3.14	85	3.40	84	3.74

Total single-family conventional loans	100%	4.08%	100%	4.48%	100%	4.99%

(1)	See footnote 9 to “Table 35: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

While loans across our single-family guaranty book of business have been affected by the weak market conditions, loans in certain states, certain higher-risk loan categories, such as Alt-A loans, subprime loans and loans with higher mark-to-market LTVs, and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and/or account for a disproportionate share of our credit losses. Some states in the Midwest have experienced prolonged economic weakness and California, Florida, Arizona and Nevada have experienced the most significant declines in home prices coupled with unemployment rates that remain high.

Table 38 presents the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the periods indicated. The reported categories are not mutually exclusive.

Table 38:  Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	June 30, 2011				December 31, 2010				June 30, 2010
				Estimated				Estimated				Estimated
				Mark-to-				Mark-to-				Mark-to-
	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market
	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV
	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)
	(Dollars in millions)

States:
Arizona	$68,634	2%	4.19%	109%	$71,052	2%	6.23%	105%	$73,402	3%	7.48%	100%
California	516,760	19	2.94	78	507,598	18	3.89	76	496,731	17	4.99	75
Florida	180,681	6	12.19	107	184,101	7	12.31	107	189,569	7	12.60	102
Nevada	29,763	1	7.88	134	31,661	1	10.66	128	33,345	1	12.83	129
Select Midwest states(2)	290,612	10	4.54	82	292,734	11	4.80	80	298,607	11	5.17	78
All other states	1,707,490	62	3.24	72	1,695,615	61	3.46	71	1,694,015	61	3.82	68
Product type:
Alt-A	195,284	7	13.04	100	211,770	8	13.87	96	227,206	8	15.17	93
Subprime	6,152	*	25.86	109	6,499	*	28.20	103	6,922	*	29.96	99
Vintages:
2006	207,140	7	11.90	109	232,009	8	12.19	104	262,925	9	12.52	99
2007	298,856	11	12.75	109	334,110	12	13.24	104	380,220	14	13.79	99
All other vintages	2,287,944	82	2.42	71	2,216,642	80	2.62	70	2,142,524	77	2.88	67
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	472,549	17	15.13	132	435,991	16	17.70	130	399,133	14	20.57	130
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	20,063	1	19.36	113	21,205	1	21.41	109	22,655	1	24.28	105

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

Loan Workout Metrics

The efforts of our mortgage servicers are critical in keeping people in their homes, preventing foreclosures and providing homeowner assistance. We continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. Partnering with our servicers, civic and community leaders and housing industry partners, we have launched a series of nationwide Mortgage Help Centers to accelerate the response time for struggling borrowers with loans owned by us. As of June 30, 2011, we have established nine Mortgage Help Centers which completed nearly 2,300 home retention plans in the first half of 2011. Additionally, we currently offer up to twelve months forbearance for those homeowners who are unemployed as an additional tool to help homeowners avoid foreclosure.

Our approach to workouts continues to focus on the large number of borrowers facing both long-term and short-term financial hardships. Accordingly, the vast majority of loan modifications we completed during the first half of 2011 were, as in recent periods, concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships.

In addition, we continue to focus on alternatives to foreclosure for borrowers who are unable to retain their homes. Our servicers work with a borrower to sell their home prior to foreclosure in a preforeclosure sale or accept a deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure. Further, in cooperation with several Multiple Listing Services across the nation, we developed the Short Sale Assistance Desk to assist real estate professionals in handling post-offer short sale issues that may relate to servicer responsiveness, the existence of a second lien, or issues involving mortgage insurance.

Table 39 provides statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications or repayment and forbearance plans that have been initiated but not completed.

Table 39:  Statistics on Single-Family Loan Workouts

	For the		For the		For the
	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2011		December 31, 2010		June 30, 2010
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications	$20,909	101,379	$82,826	403,506	$44,383	215,449
Repayment plans and forbearances completed	2,598	18,599	4,385	31,579	2,372	17,398
HomeSaver Advance first-lien loans	—	—	688	5,191	515	4,371

	23,507	119,978	87,899	440,276	47,270	237,218

Foreclosure alternatives:
Preforeclosure sales	7,587	34,047	15,899	69,634	8,387	36,534
Deeds-in-lieu of foreclosure	768	4,249	1,053	5,757	424	2,307

	8,355	38,296	16,952	75,391	8,811	38,841

Total loan workouts	$31,862	158,274	$104,851	515,667	$56,081	276,059

Loan workouts as a percentage of single-family guaranty book of business(1)	2.22%	1.77%	3.66%	2.87%	3.91%	3.05%

(1)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.

The volume of workouts completed in the first half of 2011 decreased compared with the first half of 2010, primarily because we began to require that non-HAMP modifications go through a trial period, which initially lowers the number of modifications that can become permanent in any particular period. The number of foreclosure alternatives we agreed to during the first half of 2011 remains high as these are favorable solutions for a growing number of borrowers. We expect the volume of our foreclosure alternatives to remain high throughout the remainder of 2011.

During the first half of 2011, we initiated approximately 104,000 trial modifications, including HAMP and non-HAMP, compared with 117,000 trial modifications during the first half of 2010. We also initiated other types of workouts, such as repayment plans and forbearances. It is difficult to predict how many of these trial modifications and initiated plans will be completed.

Table 40 displays the profile of loan modifications (HAMP and non-HAMP) provided to borrowers during the first half of 2011, the first and second quarters of 2011 and during 2010.

Table 40:  Single-Family Loan Modification Profile

	2011			Full Year
	YTD	Q2	Q1	2010

Term extension, interest rate reduction, or combination of both(1)	97%	99%	96%	93%
Initial reduction in monthly payment(2)	95	97	94	91
Estimated mark-to-market LTV ratio > 100%	63	62	64	53
Troubled debt restructurings	98	98	97	94

(1)	Reported statistics for term extension, interest rate reduction or the combination include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

A significant portion of our modifications pertains to loans with a mark-to-market LTV ratio greater than 100% because these borrowers are typically unable to refinance their mortgages or sell their homes for a price that allows them to pay off their mortgage obligation as their mortgages are greater than the value of their homes. Additionally, the serious delinquency rate for these loans tends to be significantly higher than the overall average serious delinquency rate. As of June 30, 2011, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 15%, compared with our overall average single-family serious delinquency rate of 4.08%.

Approximately 68% of loans modified during the first half of 2010 were current or had paid off as of one year following the loan modification date. In comparison, 44% of loans modified during the first half of 2009 were current or had paid off as of one year following the loan modification date. There is significant uncertainty regarding the ultimate long term success of our current modification efforts and we believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 41 compares our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 41:  Single-Family Foreclosed Properties

	For the Six Months
	Ended June 30,
	2011	2010

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	162,489	86,155
Acquisitions by geographic area:(2)
Midwest	21,769	30,619
Northeast	4,786	7,497
Southeast	23,549	39,593
Southwest	26,950	26,660
West	30,192	26,398

Total properties acquired through foreclosure	107,246	130,767
Dispositions of REO	(134,016)	(87,612)

End of period inventory of single-family foreclosed properties (REO)(1)	135,719	129,310

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$12,480	$13,043

Single-family foreclosure rate(4)	1.20%	1.45%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 35: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the annualized total number of properties acquired through foreclosure as a percentage of the total number of loans in our single-family conventional guaranty book of business as of the end of each respective period.

The continued weak economy, as well as high unemployment rates, continue to result in a high level of mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure, which has resulted in a higher inventory of REO properties as of June 30, 2011 compared with June 30, 2010. Our foreclosure rates remain high; however, foreclosure levels were lower than what they otherwise would have been during the first half of 2011 due to delays in the processing of foreclosures caused by continuing foreclosure process issues, changes in state foreclosure laws, and new court rules and proceedings. Additionally, foreclosure levels during 2010 were affected by our directive to servicers to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a HAMP modification and that all other home retention and foreclosure prevention alternatives have been exhausted. The delay in potential foreclosures, as well as an increase in the number of dispositions of REO properties, has resulted in a decrease in the ending inventory of foreclosed properties since December 31, 2010.

The carrying value of our single-family foreclosed properties declined as of June 30, 2011 compared with June 30, 2010 due to a decline in home prices on a national basis, which significantly reduced the values of our single-family REO, partially offset by an increase in the number of REO properties.

The percentage of our properties that we are unable to market for sale remains high. The most common reasons for our inability to market properties for sale are: (1) properties are within the period during which state law allows the former mortgagor and second lien holders to redeem the property (states which allow this are known as “redemption states”); (2) properties are still occupied by the person or personal property and the eviction process is not yet complete (“occupied status”); or (3) properties are being repaired. As we are unable to market a higher portion of our inventory, it slows the pace at which we can dispose of our properties and increases our foreclosed property expense related to costs associated with ensuring that the property is vacant and maintaining the property. For example, as of June 30, 2011, approximately 28% of our properties that we were unable to market for sale were in redemption status, which lengthens the time a property is in our REO inventory by an average of two to six months. Additionally, as of June 30, 2011, approximately 34% of our properties that we were unable to market for sale were in occupied status, which lengthens the time a property is in our REO inventory by an average of one to three months.

As shown in Table 42 we have experienced a disproportionate share of foreclosures in certain states as compared with their share of our guaranty book of business. This is primarily because these states have had significant home price depreciation or weak economies, and in the case of California and Florida specifically, a significant number of Alt-A loans.

Table 42:  Single-Family Acquired Property Concentration Analysis

For the Six Months Ended
	As of		June 30, 2011	June 30, 2010
	June 30, 2011	December 31, 2010	Percentage of	Percentage of
	Percentage of	Percentage of	Properties	Properties
	Book	Book	Acquired	Acquired
	Outstanding(1)	Outstanding(1)	by Foreclosure(2)	by Foreclosure(2)

States:
Arizona, California, Florida, and Nevada	28%	28%	38%	36%
Illinois, Indiana, Michigan, and Ohio	10	11	15	19

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Calculated based on the number of properties acquired through foreclosure during the period divided by the total number of properties acquired through foreclosure.

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

Multifamily Acquisition Policy and Underwriting Standards

Our Multifamily business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 85% of our multifamily guaranty book of business as of June 30, 2011 compared with 84% as of December 31, 2010.

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

Multifamily Portfolio Diversification and Monitoring

Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangement is an important factor that influences credit quality and performance and helps reduce our credit risk.

The weighted average original LTV ratio for our multifamily guaranty book of business was 66% as of June 30, 2011 and 67% as of December 31, 2010. The percentage of our multifamily guaranty book of business with an original LTV ratio greater than 80% was 5% as of both June 30, 2011 and December 31, 2010. We present the current risk profile of our multifamily guaranty book of business in “Note 6, Financial Guarantees.”

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

Problem Loan Management and Foreclosure Prevention

The number of multifamily loans at risk of becoming seriously delinquent has decreased in 2011, as early-stage delinquencies have decreased. Since delinquency rates are a lagging indicator, we expect to continue to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and enact proactive portfolio management and monitoring which are each designed to keep credit losses to a low level relative to our multifamily guaranty book of business.

Problem Loan Statistics

Table 43 provides a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement in our multifamily guaranty book of business. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 43:  Multifamily Serious Delinquency Rates

	As of
	June 30, 2011		December 31, 2010		June 30, 2010
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Multifamily loans:
Credit enhanced	90%	0.43%	89%	0.67%	89%	0.70%
Non-credit enhanced	10	0.80	11	1.01	11	1.62

Total multifamily loans	100%	0.46%	100%	0.71%	100%	0.80%

The multifamily serious delinquency rate decreased as of June 30, 2011 compared with both December 31, 2010 and June 30, 2010 as national multifamily market fundamentals continued to improve. Table 44 provides a comparison of our multifamily serious delinquency rates for loans acquired through DUS lenders and loans acquired through non-DUS lenders.

Table 44:  Multifamily Concentration Analysis

	As of						Percentage of
	June 30, 2011		December 31, 2010		June 30, 2010		Multifamily Credit Losses
	Percentage	Serious	Percentage	Serious	Percentage	Serious	For the Six Months Ended
	of Book	Delinquency	of Book	Delinquency	of Book	Delinquency	June 30,
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate	2011	2010

DUS small balance loans(1)	8%	0.50%	8%	0.55%	8%	0.42%	6%	8%
DUS non small balance loans(2)	71	0.31	70	0.56	68	0.62	76	81
Non-DUS small balance loans(1)	9	1.36	10	1.47	11	1.40	12	8
Non-DUS non small balance loans(2)	12	0.65	12	0.97	13	1.52	6	3

(1)	Loans with original unpaid principal balances less than or equal to $3 million as well as loans in high cost markets with original unpaid principal balances less than or equal to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.

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

In addition, Florida and Ohio have a disproportionate share of seriously delinquent loans compared with their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These states accounted for 24% of multifamily serious delinquencies but only 6% of the multifamily guaranty book of business as of June 30, 2011.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 45 compares our held for sale multifamily REO balances for the periods indicated.

Table 45:  Multifamily Foreclosed Properties

	For the Six
	Months Ended
	June 30,
	2011	2010

Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	222	73
Total properties acquired through foreclosure	124	107
Disposition of REO	(87)	(27)

End of period inventory of multifamily foreclosed properties (REO)	259	153

Carrying value of multifamily foreclosed properties (dollars in millions)	$555	$436

The increase in our multifamily foreclosed property inventory reflects the continuing stress on our multifamily guaranty book of business as certain local markets and properties continue to exhibit weak fundamentals, though national multifamily market fundamentals have continued to improve in 2011.

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

Mortgage Seller/Servicers

Our business with our mortgage seller/servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 76% of our single-family guaranty book of business as of June 30, 2011, compared to 77% as of December 31, 2010. Our largest mortgage servicer is Bank of America, N.A. which, together with its affiliates, serviced approximately 25% of our single-family guaranty book of business as of June 30, 2011, compared with 26% as of December 31, 2010. In addition, we had two other mortgage servicers, JPMorgan Chase & Co. and Wells Fargo Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of June 30, 2011. In addition, Wells Fargo Bank serviced over 10% of our multifamily guaranty book of business as of both June 30, 2011 and December 31, 2010. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. During the first half of 2011, our primary mortgage servicer counterparties have generally continued to meet their obligations to us.

Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to our demands that seller/servicers meet these obligations collectively as “repurchase requests.” The number of our repurchase requests remained high during the first half of 2011. The aggregate unpaid principal balance of loans repurchased by our seller/servicers pursuant to their contractual obligations was approximately $4.5 billion in the first half of 2011, compared with $3.2 billion during the first half of 2010. In addition, as of June 30, 2011, we had $9.6 billion in outstanding repurchase requests related to loans that had been reviewed for potential breaches of contractual obligations, compared with $5.0 billion as of December 31, 2010. As of June 30, 2011, approximately 52% of our total outstanding repurchase requests had been made to one of our seller/servicers, compared with 41% as of December 31, 2010. As of June 30, 2011, 23% of our outstanding repurchase requests had been outstanding for more than 120 days from either the original loan repurchase request date or, for lenders remitting after the REO is disposed, the date of our final loss determination, compared with 30% as of December 31, 2010.

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

In June 2011, we issued an announcement that (1) reminded lenders of their existing obligations with respect to mortgage insurance; (2) required lenders to report to us mortgage insurance rescissions, mortgage insurer-initiated cancellations, and claim denials; (3) confirmed our repurchase policies with respect to these actions; (4) temporarily extended from 30 to 90 days our timeframe within which lenders must repurchase loans and provided an appeal process; (5) required that all outstanding mortgage insurance-related repurchase demands as of April 30, 2011 be satisfactorily resolved by September 30, 2011; (6) reiterated our process for the redelivery of certain repurchased loans; and (7) reiterated our remedies if a lender fails to meet our repurchase requirements.

We continue to work with our mortgage seller/servicers to fulfill outstanding repurchase requests; however, as the volume of repurchase requests increases, the risk increases that affected seller/servicers will not be willing or able to meet the terms of their repurchase obligations and we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations. If a significant seller/servicer counterparty, or a number of seller/servicer counterparties, fails to fulfill its repurchase obligations to us, it could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition. We expect that the amount of our outstanding repurchase requests will remain high in 2011.

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

Mortgage Insurers

Table 46 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our unpaid principal balance covered by insurance for our mortgage insurer counterparties as of June 30, 2011 and December 31, 2010. The table includes our top eight mortgage insurer counterparties that provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of both June 30, 2011 and December 31, 2010.

Table 46:  Mortgage Insurance Coverage

					Unpaid Principal Balance
	Maximum Coverage(2)				Covered By Insurance(3)
				As of	As of	As of
	As of June 30,			December 31,	June 30,	December 31,
	2011			2010	2011	2010
Counterparty:(1)	Primary	Pool	Total	Total	Total	Total
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$20,672	$1,683	$22,355	$23,277	$97,189	$101,823
Radian Guaranty, Inc.	14,724	327	15,051	15,370	62,484	64,042
Genworth Mortgage Insurance Corporation	13,811	70	13,881	14,331	55,800	57,845
United Guaranty Residential Insurance Company	13,688	181	13,869	14,044	57,617	58,416
PMI Mortgage Insurance Co.	11,628	284	11,912	12,359	51,437	53,768
Republic Mortgage Insurance Company	9,045	952	9,997	10,566	43,249	46,660
Triad Guaranty Insurance Corporation	2,759	740	3,499	3,809	15,328	16,974
CMG Mortgage Insurance Company(4)	1,932	—	1,932	1,938	8,155	8,174
Others	337	—	337	209	1,724	1,140

Total	$88,596	$4,237	$92,833	$95,903	$392,983	$408,842

Total as a percentage of single-family guaranty book of business			3%	3%	14%	14%

(1)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(2)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(3)	Represents the unpaid principal balance of single-family loans in our guaranty book of business covered under the applicable mortgage insurance policies (i.e., “insurance in force”).

(4)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Insurance Society.

See “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers” in our 2010 Form 10-K for a discussion on the credit ratings of our mortgage insurers.

The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. However, at this time we generally continue to receive payments on our claims as they come due, with the exception of claims obligations of Triad Guaranty Insurance Corporation, which have been partially deferred since June 1, 2009 pursuant to an order from its regulator.

During 2010 and the first half of 2011, a number of our mortgage insurers received waivers from their regulators regarding state-imposed risk-to-capital limits. Without these waivers, these mortgage insurers would not be able to continue to write new business in accordance with state regulatory requirements, should they fall below their regulatory capital requirements. In anticipation that a waiver may not be granted or continued by their regulator, several of our mortgage insurers arranged for another mortgage insurer subsidiary or affiliate to write new business on its behalf. In 2010, the parent companies of several of our largest mortgage insurer counterparties raised capital, which may improve their ability to meet state-imposed risk-to-capital limits and their ability to continue paying our claims in full as they come due, to the extent that the capital raised by the parent companies is contributed to their respective mortgage insurance entities. We are unable to determine how long certain of our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits.

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

As a result, in April 2011, we issued an announcement which prohibited servicers from entering into any agreement that modifies the terms of an approved mortgage insurance master policy on loans delivered to us. We also required servicers to disclose any such agreements with mortgage insurers to us. With respect to our mortgage insurance counterparties, changes to the substance of their master policies have required our prior approval since 2005. In October 2010, we required our top mortgage insurers to notify us promptly of any agreement that affects their investigative or rescission rights. In April 2011, we further clarified and amended our mortgage insurer requirements to prohibit any agreement that has the effect of modifying a master policy, including any investigative or rescission rights, absent our approval. By taking these steps, we hope to mitigate the risk of loss for loans that would have resulted in mortgage insurance rescission, and—as a result—a lender repurchase, for loan defects that we may not have otherwise uncovered in our independent review process.

We evaluate the financial condition of our mortgage insurer counterparties to assess whether we have incurred probable losses in connection with our coverage. We also evaluate these counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us.

On July 29, 2011, we notified Republic Mortgage Insurance Corporation (“RMIC”) that, effective immediately, both RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina (“RMIC-NC”), are suspended nationwide as approved mortgage insurers as provided by our qualified mortgage insurer approval requirements, as well as per the terms of RMIC-NC’s limited approval. RMIC had previously obtained a temporary waiver of the state-imposed risk-to-capital limits from its domiciliary regulator, the North Carolina Department of Insurance (“NC DOI”). On July 28, 2011, RMIC’s parent company, Old Republic International, Corp., announced that NC DOI had extended their waiver, but that it was due to expire on August 31, 2011. It is our understanding that the expiration of this waiver would result in NC DOI prohibiting RMIC from writing any new mortgage insurance policies in North Carolina on or after September 1, 2011. Except for Triad Guaranty Insurance Corporation, RMIC and RMIC-NC, as of August 4, 2011, our private mortgage insurer counterparties remain qualified to conduct business with us.

As of June 30, 2011, our allowance for loan losses of $69.5 billion, allowance for accrued interest receivable of $3.0 billion and reserve for guaranty losses of $960 million incorporated an estimated recovery amount of approximately $15.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $16.5 billion as of June 30, 2011 and an adjustment of approximately $1.1 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims. As of December 31, 2010, our allowance for loan losses of $61.6 billion, allowance for accrued interest receivable of $3.4 billion and reserve for guaranty losses of $323 million incorporated an estimated recovery amount of approximately $16.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $17.5 billion as of December 31, 2010 and an adjustment of approximately $1.2 billion, which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $4.4 billion as of both June 30, 2011 and December 31, 2010 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $534 million as of June 30, 2011 and

$648 million as of December 31, 2010 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $253 million as of June 30, 2011 and $317 million as of December 31, 2010 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.5 billion for the second quarter of 2011, $3.1 billion for the first half of 2011 and $6.4 billion for the year ended December 31, 2010.

Financial Guarantors

We were the beneficiary of financial guarantees totaling $8.3 billion as of June 30, 2011 and $8.8 billion as of December 31, 2010 on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees issued by Freddie Mac, the federal government and its agencies included in securities that totaled $31.8 billion as of June 30, 2011 and $25.7 billion as of December 31, 2010.

With the exception of Ambac Assurance Corporation, none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. However, based on the stressed financial condition of our financial guarantor counterparties, we believe that one or more of our other financial guarantor counterparties may not be able to fully meet their obligations to us in the future. We model our securities assuming the benefit of those external financial guarantees from guarantors that we determine are creditworthy. For additional discussions of our model methodology and key inputs used to estimate other-than-temporary impairment see “Note 5, Investments in Securities.”

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $14.3 billion as of June 30, 2011 and $15.6 billion as of December 31, 2010. As of both June 30, 2011 and December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $31.1 billion as of June 30, 2011 and $30.3 billion as of December 31, 2010. As of June 30, 2011, 40% of our maximum potential loss recovery on multifamily loans was from three lenders. As of December 31, 2010, 41% of our maximum potential loss recovery on multifamily loans was from three lenders.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 48% as of June 30, 2011 and 46% as of December 31, 2010. The percentage of these recourse obligations to lender counterparties rated below investment grade was 23% as of both June 30, 2011 and December 31, 2010. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 29% as of June 30, 2011 and 31% as of December 31, 2010. Given the stressed financial condition of some of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

As noted above in “Multifamily Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that span the spectrum from large depositories to independent non-bank financial institutions. As of June 30, 2011, approximately 54% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders were from institutions with an external investment grade credit rating or a guarantee from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to ensure the level of risk remains within our standards.

Custodial Depository Institutions

A total of $42.7 billion in deposits for single-family payments were received and held by 287 institutions in the month of June 2011 and a total of $75.4 billion in deposits for single-family payments were received and held by 289 institutions in the month of December 2010. Of these total deposits, 93% as of June 30, 2011 and 92% as of December 31, 2010 were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our ten largest custodial depository institutions held 93% of these deposits as of both June 30, 2011 and December 31, 2010.

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

Our cash and other investments portfolio, which totaled $71.9 billion as of June 30, 2011, included $36.9 billion of U.S. Treasury securities and $5.2 billion of unsecured positions. As of December 31, 2010, our cash and other investments portfolio totaled $61.8 billion and included $31.5 billion of U.S. Treasury securities and $10.3 billion of unsecured positions. As of both June 30, 2011 and December 31, 2010, all of our unsecured positions were short-term deposits with financial institutions which had short-term credit ratings of A-1, P-1, F1 (or equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively.

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist. Derivatives in a gain position are included in our condensed consolidated balance sheets in “Other assets.” Typically, we seek to manage credit exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better by the major ratings organizations. We also manage our exposure by requiring counterparties to post collateral. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.

Our net credit exposure on derivatives contracts decreased to $132 million as of June 30, 2011, from $152 million as of December 31, 2010. We had outstanding interest rate and foreign currency derivative transactions with 15 counterparties as of June 30, 2011 and December 31, 2010. Derivatives transactions with nine of our counterparties accounted for approximately 91% of our total outstanding notional amount as of June 30, 2011, with each of these counterparties accounting for between approximately 5% and 15% of the total outstanding notional amount. In addition to the 15 counterparties with whom we had outstanding notional amounts and master netting agreements as of June 30, 2011, we had a master netting agreement with one more counterparty with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future.

We expect that, under the Dodd-Frank Act, we will be required in the future to submit certain interest rate swaps for clearing to a derivatives clearing organization. In anticipation of those requirements, we have cleared a small number of new interest rate swap transactions with the Chicago Mercantile Exchange, Inc. (“CME”), a derivatives clearing organization. As a result, we are exposed to the institutional credit risk of CME and its members that execute and submit our transactions for clearing. Our institutional credit risk exposure to the CME or other comparable exchanges or trading facilities, as well as their members, is likely to increase in the future.

See “Note 9, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of June 30, 2011 and December 31, 2010, as well as a discussion of our collateral requirements under our derivatives contracts. See “Risk Factors” for a discussion of the impact of decreases in our credit ratings on our collateral obligations under our derivatives contracts. Also see “Risk Factors” in our 2010 Form 10-K for a discussion of the risks to our business posed by interest rate risk and a discussion of the risks to our business as a result of the concentration of our institutional counterparties.

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

The sensitivity measures presented in Table 47, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

In addition, Table 47 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended June 30, 2011.

Table 47:  Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	June 30, 2011	December 31, 2010
	(Dollars in billions)

Rate level shock:
-100 basis points	$(0.4)	$(0.8)
-50 basis points	(0.1)	(0.2)
+50 basis points	(0.1)	(0.2)
+100 basis points	(0.3)	(0.5)
Rate slope shock:
-25 basis points (flattening)	(0.1)	(0.1)
+25 basis points (steepening)	0.1	0.1

	For the Three Months Ended June 30, 2011
	Duration	Rate Slope Shock	Rate Level Shock
	Gap	25 Bps	50 Bps
		Exposure
	(In months)	(Dollars in billions)

Average	0.3	$0.1	$0.1
Minimum	—	—	—
Maximum	0.7	0.2	0.3
Standard deviation	0.2	—	0.1

(1)	Computed based on changes in LIBOR swap rates.

A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuance, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 48 shows an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 48:  Derivative Impact on Interest Rate Risk (50 Basis Points)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(Dollars in billions)

As of June 30, 2011	$(1.6)	$(0.1)	$1.5
As of December 31, 2010	$(0.9)	$(0.2)	$0.7

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

In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2010 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. As of June 30, 2011, these sensitivities were relatively unchanged as compared with December 31, 2010. The fair value of our trading financial instruments and our other financial instruments as of June 30, 2011 and December 31, 2010 can be found in “Note 13, Fair Value.”

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

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that loans in our new single-family book of business will be profitable over their lifetime;

•	Our belief that loans we have acquired since 2009 would become unprofitable if home prices declined by more than 10% from their June 2011 levels over the next five years based on our home price index;

•	Our expectations regarding whether loans we acquired in specific years will be profitable or unprofitable;

•	Our expectations regarding the performance and profitability of loans we acquired in 2004 and the factors that will impact the performance and profitability of these loans;

•	Our expectation that our 2005 through 2008 vintages will be significantly more unprofitable than our 2004 vintage;

•	Our estimate that, while single-family loans that we acquired from 2005 through 2008 will give rise to additional credit losses that we will realize when the loans are charged off (upon foreclosure or our acceptance of a short sale or deed-in-lieu of foreclosure), we have reserved for the substantial majority of the remaining losses on these loans;

•	Our expectation that future defaults on loans in our legacy book of business and the resulting charge-offs will occur over a period of years;

•	Our expectation that it will take years before our REO inventory is reduced to pre-2008 levels;

•	Our expectation that we will realize as credit losses an estimated two-thirds of the fair value losses on loans purchased out of MBS trusts that are reflected in our condensed consolidated balance sheets, and recover the remaining one-third, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan;

•	Our belief that, if our loan modifications are successful in reducing foreclosures and keeping borrowers in their homes, they may benefit the housing market and may help reduce our long-term credit losses from what they otherwise would have been if we had foreclosed on the loans;

•	Our belief that the new servicing standards we issued in June 2011 will increase servicers’ effectiveness in reaching borrowers, bring greater consistency and clarity to servicer communications with borrowers, and increase the likelihood that servicers will contact borrowers early in the default management process, as well as bring greater consistency, fairness and efficiency to the foreclosure process;

•	Our expectation that serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, and the extent to which borrowers with modified loans continue to make timely payments;

•	Our belief that foreclosure delays resulting from changes in the foreclosure environment will continue to negatively impact our foreclosure timelines, credit-related expenses and single-family serious delinquency rates, and will delay the recovery of the housing market;

•	Our expectation that employment will likely need to post sustained improvement for an extended period to have a positive impact on housing;

•	Our expectation that weakness in the housing and mortgage markets will continue in the second half of 2011;

•	Our expectation that home sales are unlikely to increase until the unemployment rate improves further;

•	Our expectation that single-family default and severity rates, as well as the level of single-family foreclosures, will remain high in 2011;

•	Our expectation that multifamily charge-offs in 2011 will remain commensurate with 2010 levels as certain local markets and properties continue to exhibit weak fundamentals;

•	Our expectation that the pace of our loan acquisitions for the remainder of 2011 and for 2012 will be lower than in 2010;

•	Our expectation that there will be fewer refinancings in 2011 and 2012 than in 2010;

•	Our belief that our loan acquisitions could be negatively affected by the decrease in our maximum loan limit in the fourth quarter of 2011;

•	Our expectation that, if FHA continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, our market share could be adversely impacted;

•	Our expectation that our future revenues will be negatively impacted to the extent our acquisitions decline;

•	Our estimation that total originations in the U.S. single-family mortgage market in 2011 will decrease from 2010 levels by approximately 30%, from an estimated $1.5 trillion to an estimated $1.1 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $1.0 trillion to approximately $573 billion;

•	Our expectation that home prices on a national basis will decline further, with greater declines in some geographic areas than others, before stabilizing in 2012;

•	Our expectation that the peak-to-trough home price decline on a national basis will range between 23% and 29%;

•	Our expectation that our credit-related expenses and our credit losses will be higher in 2011 than in 2010;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that the Acting Director of FHFA will submit a request to Treasury on our behalf for $5.1 billion to eliminate our net worth deficit as of June 30, 2011;

•	Our expectation that we will request additional draws under the senior preferred stock purchase agreement in future periods, which will further increase the dividends we owe to Treasury on the senior preferred stock;

•	Our expectation that, over time, our dividend obligation to Treasury will constitute an increasing portion of our future draws under the senior preferred stock purchase agreement;

•	Our expectation that uncertainty regarding the future of our company will continue;

•	Our expectation that Congress will continue to hold hearings and consider legislation in 2011 on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure, or our operations, or that involve our liquidation or dissolution;

•	Our belief that, as drafted, bills introduced in Congress that would require FHFA to make a determination within two years of enactment whether the GSEs were financially viable and, if the GSEs were determined to be not financially viable, to place them into receivership may upon enactment impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and ongoing liabilities;

•	Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors, including the limit on mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our expectation that our mortgage portfolio will continue to decrease due to the restrictions on the amount of mortgage assets we may own under the terms of our senior preferred stock purchase agreement with Treasury;

•	Our expectation that the current market premium portion of our current estimate of fair value will not impact future Treasury draws, which is based on our intention not to have another party assume the credit risk inherent in our book of business;

•	Our expectation that our debt funding needs will decline in future periods as we reduce the size of our mortgage portfolio in compliance with the requirements of the senior preferred stock purchase agreement;

•	Our expectation that our acquisitions of Alt-A mortgage loans will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•	Our expectation that the volume of our foreclosure alternatives will remain high throughout the remainder of 2011;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•	Our expectation that the amount of our outstanding repurchase requests to seller/servicers will remain high in 2011;

•	Our belief that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future;

•	Our expectation that we will be required to submit certain interest rate swaps for clearing to a derivatives clearing organization in the future and that our institutional credit risk exposure to the Chicago Mercantile Exchange or other comparable exchanges or trading facilities and their members is likely to increase in the future;

•	Our expectation that we will continue to need funding from Treasury to avoid triggering FHFA’s obligation to place us into receivership;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding; and

•	Our expectation of an increase in our TDR population as a result of implementing a new Financial Accounting Standards Board (“FASB”) standard.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to the following: the uncertainty of our future; legislative and regulatory changes affecting us; challenges we face in retaining and hiring qualified employees; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; further disruptions in the housing and credit markets; defaults by one or more institutional counterparties; our reliance on mortgage servicers; deficiencies in servicer foreclosure processes and the consequences of those deficiencies; guidance by the FASB; operational control weaknesses; our reliance on models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; and those factors described in “Risk Factors” in this report and in our 2010 Form 10-K, as well as the factors described in “Executive Summary—Our Strong New Book of Business and Expected Losses on our Legacy Book of Business—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report.

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

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets —(Unaudited)
(Dollars in millions, except share amounts)

	As of
	June 30,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents (includes $3 and $348, respectively, related to consolidated trusts)	$14,274	$17,297
Restricted cash (includes $33,136 and $59,619, respectively, related to consolidated trusts)	37,579	63,678
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,500	11,751
Investments in securities:
Trading, at fair value (includes $21 as of both periods related to consolidated trusts)	61,907	56,856
Available-for-sale, at fair value (includes $1,590 and $1,055, respectively, related to consolidated trusts)	86,616	94,392

Total investments in securities	148,523	151,248

Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $73 and $661, respectively, related to consolidated trusts)	439	915
Loans held for investment, at amortized cost:
Of Fannie Mae	386,356	407,228
Of consolidated trusts (includes $3,084 and $2,962, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $460 and $2,522, respectively)	2,610,540	2,577,133

Total loans held for investment	2,996,896	2,984,361
Allowance for loan losses	(69,506)	(61,556)

Total loans held for investment, net of allowance	2,927,390	2,922,805

Total mortgage loans	2,927,829	2,923,720
Accrued interest receivable, net (includes $8,683 and $8,910, respectively, related to consolidated trusts)	10,681	11,279
Acquired property, net	13,592	16,173
Other assets (includes $59 and $593, respectively, related to consolidated trusts)	24,134	26,826

Total assets	$3,196,112	$3,221,972

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $9,584 and $9,712, respectively, related to consolidated trusts)	$13,289	$13,764
Federal funds purchased and securities sold under agreements to repurchase	—	52
Debt:
Of Fannie Mae (includes $862 and $893, respectively, at fair value)	724,799	780,044
Of consolidated trusts (includes $3,273 and $2,271, respectively, at fair value)	2,450,046	2,416,956
Other liabilities (includes $707 and $893, respectively, related to consolidated trusts)	13,065	13,673

Total liabilities	3,201,199	3,224,489

Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	99,700	88,600
Preferred stock, 700,000,000 shares are authorized—555,374,922 and 576,868,139 shares issued and outstanding, respectively	19,130	20,204
Common stock, no par value, no maximum authorization—1,308,762,703 and 1,270,092,708 shares issued, respectively; 1,157,750,434 and 1,118,504,194 shares outstanding, respectively	687	667
Accumulated deficit	(115,784)	(102,986)
Accumulated other comprehensive loss	(1,499)	(1,682)
Treasury stock, at cost, 151,012,269 and 151,588,514 shares, respectively	(7,402)	(7,402)

Total Fannie Mae stockholders’ deficit	(5,168)	(2,599)

Noncontrolling interest	81	82

Total deficit	(5,087)	(2,517)

Total liabilities and equity (deficit)	$3,196,112	$3,221,972

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations and Comprehensive Loss —(Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income:
Trading securities	$264	$330	$548	$645
Available-for-sale securities	1,152	1,389	2,365	2,862
Mortgage loans (includes $31,613 and $33,682, respectively, for the three months ended and $63,478 and $68,003, respectively, for the six months ended related to consolidated trusts)	35,333	37,632	70,923	75,251
Other	25	41	53	80

Total interest income	36,774	39,392	73,889	78,838

Interest expense:
Short-term debt (includes $2 and $3, respectively, for the three months ended and $5 for the six months ended, for both periods, related to consolidated trusts)	81	167	188	285
Long-term debt (includes $27,919 and $30,043, respectively, for the three months ended and $55,771 and $61,501, respectively, for the six months ended related to consolidated trusts)	31,721	35,018	63,769	71,557

Total interest expense	31,802	35,185	63,957	71,842

Net interest income	4,972	4,207	9,932	6,996
Provision for loan losses	(5,802)	(4,295)	(16,389)	(16,234)

Net interest loss after provision for loan losses	(830)	(88)	(6,457)	(9,238)

Investment gains, net	171	23	246	189
Other-than-temporary impairments	(28)	(48)	(85)	(234)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income	(28)	(89)	(15)	(139)

Net other-than-temporary impairments	(56)	(137)	(100)	(373)
Fair value gains (losses), net	(1,634)	303	(1,345)	(1,402)
Debt extinguishment losses, net	(43)	(159)	(30)	(283)
Fee and other income	265	294	502	527

Non-interest income (loss)	(1,297)	324	(727)	(1,342)

Administrative expenses:
Salaries and employee benefits	310	324	630	648
Professional services	169	260	358	454
Occupancy expenses	43	40	85	81
Other administrative expenses	47	46	101	92

Total administrative expenses	569	670	1,174	1,275
Provision for guaranty losses	735	69	702	33
Foreclosed property expense (income)	(478)	487	10	468
Other expenses	32	224	384	454

Total expenses	858	1,450	2,270	2,230

Loss before federal income taxes	(2,985)	(1,214)	(9,454)	(12,810)
Provision (benefit) for federal income taxes	(93)	9	(91)	(58)

Net loss	(2,892)	(1,223)	(9,363)	(12,752)
Other comprehensive (loss) income:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	(1)	1,667	178	3,037
Other	3	3	5	5

Total other comprehensive income	2	1,670	183	3,042

Total comprehensive (loss) income	(2,890)	447	(9,180)	(9,710)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(1)	5	(1)	4

Total comprehensive (loss) income attributable to Fannie Mae	$(2,891)	$452	$(9,181)	$(9,706)

Net loss	$(2,892)	$(1,223)	$(9,363)	$(12,752)
Less: Net (income) loss attributable to the noncontrolling interest	(1)	5	(1)	4

Net loss attributable to Fannie Mae	(2,893)	(1,218)	(9,364)	(12,748)
Preferred stock dividends	(2,282)	(1,907)	(4,498)	(3,434)

Net loss attributable to common stockholders	$(5,175)	$(3,125)	$(13,862)	$(16,182)

Loss per share—Basic and Diluted	$(0.90)	$(0.55)	$(2.43)	$(2.84)
Weighted-average common shares outstanding—Basic and Diluted	5,730	5,694	5,714	5,693

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows —(Unaudited)
(Dollars in millions)

	For the Six Months
	Ended June 30,
	2011	2010

Net cash used in operating activities	$(2,095)	$(47,133)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(545)	(7,887)
Proceeds from maturities and paydowns of trading securities held for investment	1,051	1,398
Proceeds from sales of trading securities held for investment	516	20,442
Purchases of available-for-sale securities	(44)	(142)
Proceeds from maturities and paydowns of available-for-sale securities	6,933	9,022
Proceeds from sales of available-for-sale securities	1,850	5,949
Purchases of loans held for investment	(26,000)	(25,743)
Proceeds from repayments of loans held for investment of Fannie Mae	11,722	9,188
Proceeds from repayments of loans held for investment of consolidated trusts	226,210	219,380
Net change in restricted cash	26,099	9,798
Advances to lenders	(27,990)	(23,131)
Proceeds from disposition of acquired property and preforeclosure sales	24,142	17,693
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	(7,749)	15,618
Other, net	(33)	(627)

Net cash provided by investing activities	236,162	250,958
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	345,028	592,508
Payments to redeem debt of Fannie Mae	(401,125)	(519,120)
Proceeds from issuance of debt of consolidated trusts	117,760	135,809
Payments to redeem debt of consolidated trusts	(305,465)	(412,359)
Payments of cash dividends on senior preferred stock to Treasury	(4,497)	(3,436)
Proceeds from senior preferred stock purchase agreement with Treasury	11,100	23,700
Net change in federal funds purchased and securities sold under agreements to repurchase	—	142
Other, net	109	(37)

Net cash used in financing activities	(237,090)	(182,793)
Net (decrease) increase in cash and cash equivalents	(3,023)	21,032
Cash and cash equivalents at beginning of period	17,297	6,812

Cash and cash equivalents at end of period	$14,274	$27,844

Cash paid during the period for interest	$65,710	$73,272

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

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of August 4, 2011, FHFA has not exercised this power.

Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations.

On June 20, 2011, FHFA issued a final rule establishing a framework for conservatorship and receivership operations for the GSEs. The final rule, which became effective on July 20, 2011, establishes procedures for conservatorship and receivership, and priorities of claims for contract parties and other claimants. The final rule is part of FHFA’s implementation of the powers provided by the Federal Housing Finance Regulatory Reform Act of 2008, and does not seek to anticipate or predict future conservatorships or receiverships.

The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long we will continue to be in existence, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Pursuant to the amended senior preferred stock purchase agreement, Treasury has committed to provide us with funding as needed to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $98.7 billion as of June 30, 2011 under Treasury’s funding commitment and the Acting Director of FHFA will submit a request for an additional $5.1 billion from Treasury to eliminate our net worth deficit as of June 30, 2011. The aggregate liquidation preference of the senior preferred stock was $99.7 billion as of June 30, 2011 and will increase to $104.8 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of June 30, 2011.

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

Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for the first, second and third quarters of 2011 due to the continued fragility of the U.S. mortgage market and because Treasury believed that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury stated that it will reevaluate the situation during the next calendar quarter to determine whether to set the quarterly commitment fee for the fourth quarter of 2011.

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

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. In

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

addition, due to our reliance on the U.S. government’s support, our access to debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2011 may not necessarily be indicative of the results for the year ending December 31, 2011. The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2011 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), filed with the SEC on February 24, 2011.

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and the Treasury are deemed related parties. As of June 30, 2011, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $99.7 billion. Our administrative expenses were reduced by $25 million and $60 million for the three and six months ended June 30, 2011, respectively, due to accrual and receipt of reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for the Home Affordable Modification Program (“HAMP”) and other initiatives under the Making Home Affordable Program.

During the six months ended June 30, 2011, we received a refund of $1.1 billion from the Internal Revenue Service (“IRS”), a bureau of Treasury, related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, in June 2011, we effectively settled our 2007 and 2008 tax years with the IRS and as a result, we have recognized an income tax benefit of $90 million in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2011.

Under a temporary credit and liquidity facilities (“TCLF”) program, we had $3.5 billion and $3.7 billion outstanding, which include principal and interest, of three-year standby credit and liquidity support as of June 30, 2011 and December 31, 2010, respectively. Treasury has purchased participating interests in these

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

temporary credit and liquidity facilities. Under a new issue bond (“NIB”) program, we had $7.6 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of both June 30, 2011 and December 31, 2010. Treasury bears the initial loss of principal under the TCLF program and the NIB program up to 35% of the total principal on a combined program-wide basis.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of June 30, 2011 and December 31, 2010, we held Freddie Mac mortgage-related securities with a fair value of $15.9 billion and $18.3 billion, respectively, and accrued interest receivable of $77 million and $93 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $172 million and $277 million for the three months ended June 30, 2011 and 2010, respectively, and $360 million and $612 million for the six months ended June 30, 2011 and 2010, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

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

In the three months ended June 30, 2011, we updated our loan loss models to incorporate more recent data on prepayments of modified loans which contributed to an increase to our allowance for loan losses of approximately $1.5 billion. The change resulted in slower expected prepayment speeds, which extended the expected lives of modified loans and lowered the present value of cash flows on those loans. Also in the three months ended June 30, 2011, we updated our estimate of the reserve for guaranty losses related to private-label mortgage-related securities that we have guaranteed to increase our focus on earlier stage delinquency as a driver of foreclosures in order to reflect changes to the foreclosure environment. This update resulted in an increase to our reserve for guaranty losses included within “Other liabilities” of approximately $700 million.

In addition, in the three months ended June 30, 2011, we revised our estimate for amounts due to us related to outstanding repurchase requests to incorporate additional loan-level attributes which resulted in a decrease in our provision for loan losses and foreclosed property expense of $1.5 billion.

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
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Cash and Cash Equivalents and Statements of Cash Flows

During 2010, we identified certain servicer and consolidation related transactions that were not appropriately reflected in our condensed consolidated statements of cash flows for the six months ended June 30, 2010. As a result, our condensed consolidated statement of cash flows for the six months ended June 30, 2010 includes a $2.5 billion adjustment to decrease net cash used in operating activities, a $4.6 billion adjustment to decrease net cash provided by investing activities, primarily related to “Proceeds from sales of available-for-sale securities,” “Purchases of loans held for investment,” and “Proceeds from repayments of loans held for investment of consolidated trusts” and a $2.1 billion adjustment to decrease net cash used in financing activities, primarily related to “Proceeds from issuance of long-term debt of consolidated trusts.” We evaluated the effects of these misstatements, both quantitatively and qualitatively, on our previously reported condensed consolidated statements of cash flows for the six months ended June 30, 2010 and concluded that this prior period was not materially misstated.

Collateral

Cash Collateral

The following table displays cash collateral accepted and pledged as of June 30, 2011 and December 31, 2010.

	As of
	June 30, 2011	December 31, 2010
	(Dollars in millions)

Cash collateral accepted(1)	$2,671	$3,101

Cash collateral pledged	$5,599	$5,884
Cash collateral pledged related to derivatives activities	2,907	3,453

Total cash collateral pledged	$8,506	$9,337

(1)	Includes restricted cash of $2.5 billion as of both June 30, 2011 and December 31, 2010.

Non-Cash Collateral

The following table displays non-cash collateral pledged and accepted as of June 30, 2011 and December 31, 2010.

	As of
	June 30, 2011	December 31, 2010
	(Dollars in millions)

Non-cash collateral pledged where the secured party has the right to sell or repledge:
Held-for-investment loans of consolidated trusts	$460	$2,522

Non-cash collateral accepted with the right to sell or repledge(1)	$17,011	$7,500
Non-cash collateral accepted without the right to sell or repledge	8,587	6,744

(1)	None of this collateral was sold or repledged as of June 30, 2011 and December 31, 2010.

Additionally, we provide early funding to lenders on a collateralized basis and account for the advances as secured lending arrangements in “Other assets” in our condensed consolidated balance sheets. These amounts totaled $3.8 billion as of June 30, 2011 and $7.2 billion at December 31, 2010.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is collateralized by the underlying loans and/or mortgage-related securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, we report the collateral of the transferred securities at fair value, excluding accrued interest. The fair value of these securities is classified in “Investments in securities” in our condensed consolidated balance sheets. We had no repurchase agreements outstanding as of June 30, 2011 and $49 million in repurchase agreements outstanding as of December 31, 2010.

Fair Value Gains (Losses), Net

The following table displays the composition of “Fair value gains (losses), net” for the three and six months ended June 30, 2011 and 2010.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Derivatives fair value losses, net	$(1,677)	$(397)	$(1,538)	$(3,159)
Trading securities gains, net	135	640	360	1,698
Other, net	(92)	60	(167)	59

Fair value gains (losses), net	$(1,634)	$303	$(1,345)	$(1,402)

Reclassifications

To conform to our current period presentation, we have reclassified and condensed certain amounts reported in our condensed consolidated financial statements. The following table displays the line items that were reclassified and condensed in our condensed consolidated balance sheet as of December 31, 2010.

	As of December 31, 2010
	Before	After
	Reclassification	Reclassification
	(Dollars in millions)

Reclassified lines to:
Assets:
Servicer and MBS trust receivable	$951	$
Other assets	25,875	26,826
Liabilities:
Short-term debt:
Of Fannie Mae	151,884
Of consolidated trusts	5,359
Long-term debt:
Of Fannie Mae	628,160
Of consolidated trusts	2,411,597
Debt:
Of Fannie Mae		780,044
Of consolidated trusts		2,416,956
Reserve for guaranty losses	323
Servicer and MBS trust payable	2,950
Other liabilities	10,400	13,673

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table represents the line items that we reclassified and condensed in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2010.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010		June 30, 2010
	Before	After	Before	After
	Reclassification	Reclassification	Reclassification	Reclassification
		(Dollars in millions)

Reclassified lines to:
Interest Income:
Mortgage loans:
Of Fannie Mae	$3,950	$	$7,248	$
Of consolidated trusts	33,682		68,003
Mortgage loans (includes $33,682 and $68,003, respectively, related to consolidated trusts)		37,632		75,251
Interest expense:
Short-term debt:
Of Fannie Mae	164		280
Of consolidated trusts	3		5
Long-term debt:
Of Fannie Mae	4,975		10,056
Of consolidated trusts	30,043		61,501
Short-term debt (includes $3 and $5, respectively, related to consolidated trusts)		167		285
Long-term debt (includes $30,043 and $61,501, respectively, related to consolidated trusts)		35,018		71,557
Guaranty fee income	52		106
Fee and other income	242	294	421	527
Losses from partnership investments	26		84
Other expenses	198	224	370	454

In our condensed consolidated statements of cash flows for the six months ended June 30, 2010, we reclassified the following amounts within “Cash flows used in financing activities” to conform to our current period presentation: $394.7 billion from “Proceeds from issuance of short-term debt of Fannie Mae” and $197.8 billion from “Proceeds from issuance of long-term debt of Fannie Mae” to “Proceeds from issuance of debt of Fannie Mae,” $339.4 billion from “Payments to redeem short-term debt of Fannie Mae” and $180.1 billion from “Payments to redeem long-term debt of Fannie Mae” to “Payments to redeem debt of Fannie Mae,” $5.9 billion from “Proceeds from issuance of short-term debt of consolidated trusts” and $128.1 billion from “Proceeds from issuance of long-term debt of consolidated trusts” to “Proceeds from issuance of debt of consolidated trusts,” $18.1 billion from “Payments to redeem short-term debt of consolidated trusts” and $394.2 billion from “Payments to redeem long-term debt of consolidated trusts” to “Payments to redeem debt of consolidated trusts” and $37 million from “Proceeds from issuance of debt of Fannie Mae” to “Other, net.”

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

The new standard is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. We will adopt this new guidance effective for the period ending September 30, 2011. As a result of implementing the new standard, we expect an increase in our TDR population such that we estimate that we will recognize approximately $200 million of additional impairment expense in our condensed consolidated statements of operations and comprehensive loss upon initial adoption.

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

As of June 30, 2011, we consolidated certain Fannie Mae securities that were not consolidated as of December 31, 2010 because we now hold in our portfolio a substantial portion of the certificates. As a result of consolidating these securities, which had combined total assets of $2.3 billion in unpaid principal balance as of June 30, 2011, we derecognized our investment in these trusts and recognized the assets and liabilities of the consolidated trusts at their fair value.

As of December 31, 2010, we consolidated VIEs that were no longer consolidated as of June 30, 2011. These VIEs were Fannie Mae securitization trusts and were deconsolidated because we no longer hold in our portfolio a substantial portion of the certificates. As a result of deconsolidating these trusts, which had combined total assets of $31 million in unpaid principal balance as of December 31, 2010, we derecognized the assets and liabilities of the trusts and recognized at fair value our retained interests as securities in our condensed consolidated balance sheet.

Unconsolidated VIEs

We also have interests in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

involvement with unconsolidated VIEs as of June 30, 2011 and December 31, 2010, as well as our maximum exposure to loss and the total assets of those unconsolidated VIEs.

	As of June 30, 2011
			Limited
	Mortgage-Backed	Asset-Backed	Partnership
	Trusts	Trusts	Investments
	(Dollars in millions)

Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$77,612	$—	$—
Trading securities(1)	23,739	3,242	—
Other assets	274	—	125
Other liabilities	1,318	—	152

Net carrying amount	$100,307	$3,242	$(27)

Maximum exposure to loss(1)	$106,010	$3,242	$363

Total assets of unconsolidated VIEs(1)	$651,368	$328,570	$13,237

	As of December 31, 2010(2)
			Limited
	Mortgage-Backed	Asset-Backed	Partnership
	Trusts	Trusts	Investments
	(Dollars in millions)

Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$84,770	$—	$—
Trading securities(1)	24,021	5,321	—
Other assets	257	—	94
Other liabilities	773	—	170

Net carrying amount	$108,275	$5,321	$(76)

Maximum exposure to loss(1)	$111,004	$5,321	$319

Total assets of unconsolidated VIEs(1)	$740,387	$363,721	$13,102

(1)	Contains securities exposed through consolidation which may also represent an interest in other unconsolidated VIEs.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended June 30, 2011 and 2010, the unpaid principal balance of portfolio securitizations was

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

$27.3 billion and $15.1 billion, respectively. For the six months ended June 30, 2011 and 2010, the unpaid principal balance of portfolio securitizations was $56.6 billion and $32.9 billion, respectively.

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

The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of June 30, 2011
Unpaid principal balance	$654	$14,053
Fair value	713	15,071
Weighted-average coupon	6.23%	6.05%
Weighted-average loan age	4.9 years	4.7 years
Weighted-average maturity	24.0 years	20.0 years
As of December 31, 2010
Unpaid principal balance	$63	$15,771
Fair value	68	16,745
Weighted-average coupon	6.58%	6.28%
Weighted-average loan age	4.2 years	4.4 years
Weighted-average maturity	25.6 years	22.0 years

For the three months ended June 30, 2011 and 2010, the principal and interest received on retained interests was $715 million and $887 million, respectively. For the six months ended June 30, 2011 and 2010, the principal and interest received on retained interests was $1.5 billion and $1.7 billion, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Managed Loans

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of June 30, 2011 and December 31, 2010.

	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)
	(Dollars in millions)

As of June 30, 2011
Loans held for investment
Of Fannie Mae	$402,742	$129,773
Of consolidated trusts	2,598,027	26,028
Loans held for sale	483	59
Securitized loans	2,168	63

Total loans managed	$3,003,420	$155,923

As of December 31, 2010
Loans held for investment
Of Fannie Mae	$423,686	$141,342
Of consolidated trusts	2,565,347	34,080
Loans held for sale	964	127
Securitized loans	2,147	78

Total loans managed	$2,992,144	$175,627

(1)	Represents the unpaid principal balance of loans held for investment and loans held for sale for which we are no longer accruing interest and loans 90 days or more delinquent which are continuing to accrue interest.

Qualifying Sales of Portfolio Securitizations

We recognize assets obtained and liabilities incurred in a portfolio securitization at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $513 million and $126 million for the three months ended June 30, 2011 and 2010, respectively. Proceeds from the initial sale of securities from portfolio securitizations were $621 million and $375 million for the six months ended June 30, 2011 and 2010, respectively. For the three and six months ended June 30, 2010, proceeds from the initial sale of securities were reduced by $338 million and $1.6 billion, respectively, from the amount previously disclosed, primarily related to deconsolidated REMICs that should have been presented as proceeds from issuance of long-term debt of consolidated trusts.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.	Mortgage Loans

The following table displays our mortgage loans as of June 30, 2011 and December 31, 2010.

	As of
	June 30, 2011			December 31, 2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family	$317,690	$2,510,772	$2,828,462	$328,824	$2,490,623	$2,819,447
Multifamily	85,461	87,329	172,790	95,157	75,393	170,550

Total unpaid principal balance of mortgage loans	403,151	2,598,101	3,001,252	423,981	2,566,016	2,989,997
Cost basis and fair value adjustments, net	(16,428)	12,511	(3,917)	(16,498)	11,777	(4,721)
Allowance for loan losses for loans held for investment	(55,966)	(13,540)	(69,506)	(48,530)	(13,026)	(61,556)

Total mortgage loans	$330,757	$2,597,072	$2,927,829	$358,953	$2,564,767	$2,923,720

During the three months ended June 30, 2011, we did not redesignate any loans from held for investment (“HFI”) to held for sale (“HFS”). During the six months ended June 30, 2011, we redesignated loans with a carrying value of $561 million from HFI to HFS.

The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of June 30, 2011 and December 31, 2010. For purposes of this table, each loan in our portfolio is included in only one segment and class category.

	As of June 30, 2011(1)
							Recorded
							Investment in
							Loans Over
							90 Days	Recorded
							Delinquent	Investment
							and	in
	30 - 59 Days	60 - 89 Days	Seriously	Total			Accruing	Nonaccrual
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Current	Total	Interest	Loans
	(Dollars in millions)

Single-family:
Primary(3)	$43,387	$15,120	$85,242	$143,749	$2,348,882	$2,492,631	$115	$100,192
Government(4)	107	47	303	457	51,490	51,947	303	—
Alt-A	7,660	3,372	32,183	43,215	147,541	190,756	19	35,531
Other(5)	3,641	1,543	12,972	18,156	78,726	96,882	99	14,317

Total single-family	54,795	20,082	130,700	205,577	2,626,639	2,832,216	536	150,040
Multifamily(6)	228	NA	849	1,077	173,721	174,798	—	801

Total	$55,023	$20,082	$131,549	$206,654	$2,800,360	$3,007,014	$536	$150,841

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010(1)
							Recorded
							Investment in
							Loans Over	Recorded
							90 Days	Investment
							Delinquent	in
	30 - 59 Days	60 - 89 Days	Seriously	Total			and Accruing	Nonaccrual
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Current	Total	Interest	Loans
	(Dollars in millions)

Single-family:
Primary(3)	$47,048	$18,055	$93,302	$158,405	$2,299,080	$2,457,485	$139	$110,758
Government(4)	125	58	371	554	51,930	52,484	354	—
Alt-A	8,547	4,097	37,557	50,201	156,951	207,152	21	41,566
Other(5)	3,785	1,831	15,290	20,906	84,473	105,379	80	17,022

Total single-family	59,505	24,041	146,520	230,066	2,592,434	2,822,500	594	169,346
Multifamily(6)	382	NA	1,132	1,514	171,000	172,514	—	1,012

Total	$59,887	$24,041	$147,652	$231,580	$2,763,434	$2,995,014	$594	$170,358

(1)	Recorded investment consists of (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which due to their nature are not aged and are included in the current column.

(5)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

The following table displays the total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by portfolio segment, class and credit quality indicators as of June 30, 2011 and December 31, 2010. The single-family credit quality indicator is updated quarterly and the multifamily credit quality indicators are as of the origination date of each loan.

	As of
	June 30, 2011(1)(2)			December 31, 2010(1)(2)
	Primary(3)	Alt-A	Other(4)	Primary(3)	Alt-A	Other(4)
	(Dollars in millions)

Single-family
Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$1,548,616	$69,375	$26,745	$1,561,202	$79,305	$29,854
80.01% to 90%	383,654	23,555	10,883	376,414	27,472	13,394
90.01% to 100%	224,680	21,415	10,740	217,193	24,392	12,935
100.01% to 110%	120,482	17,107	9,941	112,376	18,022	11,400
110.01% to 120%	68,729	12,948	8,535	62,283	12,718	8,967
120.01% to 125%	24,031	5,184	3,615	21,729	5,083	3,733
Greater than 125%	122,439	41,172	26,423	106,288	40,160	25,096

Total	$2,492,631	$190,756	$96,882	$2,457,485	$207,152	$105,379

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of
	June 30, 2011(1)	December 31, 2010(1)
	(Dollars in millions)

Multifamily
Original LTV ratio:
Less than or equal to 70%	$99,064	$96,844
70.01% to 80%	71,187	71,560
Greater than 80%	4,547	4,110

Total	$174,798	$172,514

Original debt service coverage ratio:
Less than or equal to 1.10%	$14,097	$15,034
1.11% to 1.25%	51,556	50,745
Greater than 1.25%	109,145	106,735

Total	$174,798	$172,514

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Excludes $51.9 billion and $52.5 billion as of June 30, 2011 and December 31, 2010, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Individually Impaired Loans

Individually impaired loans include TDRs, acquired credit-impaired loans, and other multifamily loans regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance, related allowance and average recorded investment as of June 30, 2011 and December 31, 2010 and interest income recognized for the three and six months ended June 30, 2011 and 2010 for individually impaired loans.

	As of June 30, 2011				For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
				Related
				Allowance for			Interest
	Unpaid	Total	Related	Accrued	Average	Total Interest	Income	Average	Total Interest	Interest Income
	Principal	Recorded	Allowance for	Interest	Recorded	Income	Recognized on	Recorded	Income	Recognized on a
	Balance	Investment(1)	Loan Losses	Receivable	Investment	Recognized(2)	a Cash Basis	Investment	Recognized(2)	Cash Basis
					(Dollars in millions)

Individually impaired loans:

With related allowance recorded:

Single-family:

Primary(3)	$106,911	$99,339	$28,217	$690	$97,984	$911	$326	$97,723	$1,815	$367

Government(4)	233	229	47	6	274	3	—	265	6	—

Alt-A	32,053	28,920	10,817	296	28,862	239	96	29,213	481	98

Other(5)	15,206	14,327	5,131	111	14,158	106	41	14,108	212	47

Total single-family	154,403	142,815	44,212	1,103	141,278	1,259	463	141,309	2,514	512

Multifamily	2,076	2,076	523	21	2,055	23	2	2,135	48	3

Total individually impaired loans with related allowance recorded	156,479	144,891	44,735	1,124	143,333	1,282	465	143,444	2,562	515

With no related allowance recorded:(6)

Single-family:

Primary(3)	11,959	8,127	—	—	7,399	144	31	5,695	252	88

Government(4)	18	6	—	—	15	3	—	11	4	—

Alt-A	4,252	2,212	—	—	1,959	53	7	1,331	86	26

Other(5)	1,053	591	—	—	541	13	3	385	21	7

Total single-family	17,282	10,936	—	—	9,914	213	41	7,422	363	121

Multifamily	688	676	—	—	686	10	2	711	25	5

Total individually impaired loans with no related allowance recorded	17,970	11,612	—	—	10,600	223	43	8,133	388	126

Total individually impaired loans(7)	$174,449	$156,503	$44,735	$1,124	$153,933	$1,505	$508	$151,577	$2,950	$641

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010
				Related
	Unpaid		Related	Allowance for	Average
	Principal	Total Recorded	Allowance for	Accrued	Recorded
	Balance	Investment(1)	Loan Losses	Interest Receivable	Investment
	(Dollars in millions)

Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(3)	$99,838	$93,024	$23,565	$772	$81,258
Government(4)	240	248	38	7	141
Alt-A	30,932	28,253	9,592	368	25,361
Other(5)	14,429	13,689	4,479	137	12,094

Total single-family	145,439	135,214	37,674	1,284	118,854
Multifamily	2,372	2,371	556	23	1,496

Total individually impaired loans with related allowance recorded	147,811	137,585	38,230	1,307	120,350

With no related allowance recorded:(6)
Single-family:
Primary(3)	10,586	7,237	—	—	7,860
Government(4)	19	13	—	—	11
Alt-A	3,600	1,884	—	—	2,091
Other(5)	879	512	—	—	589

Total single-family	15,084	9,646	—	—	10,551
Multifamily	789	811	—	—	642

Total individually impaired loans with no related allowance recorded	15,873	10,457	—	—	11,193

Total individually impaired loans(7)	$163,684	$148,042	$38,230	$1,307	$131,543

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Total single-family interest income recognized of $1.5 billion for the three months ended June 30, 2011 consists of $1.1 billion of contractual interest and $383 million of effective yield adjustments. Total single-family interest income recognized of $2.9 billion for the six months ended June 30, 2011 consists of $2.1 billion of contractual interest and $735 million of effective yield adjustments.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(5)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(7)	Includes single-family loans restructured in a TDR with a recorded investment of $149.8 billion and $140.1 billion as of June 30, 2011 and December 31, 2010, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $993 million and $939 million as of June 30, 2011 and December 31, 2010, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Interest income recognized on impaired loans was $455 million for the three months ended June 30, 2010 and $2.6 billion for the six months ended June 30, 2010. Interest income recognized on a cash basis on impaired loans was $558 million for the three months ended June 30, 2010 and $891 million for the six months ended June 30, 2010.

Loans Acquired in a Transfer

We acquired delinquent loans from unconsolidated trusts and long-term standby commitments with an unpaid principal balance plus accrued interest of $48 million and $75 million for the three months ended June 30, 2011 and 2010, respectively, and $96 million and $160 million for the six months ended June 30, 2011 and 2010, respectively. The following table displays the outstanding balance, carrying amount and accretable yield of acquired credit-impaired loans as of June 30, 2011 and December 31, 2010, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Outstanding contractual balance	$6,351	$8,519

Carrying amount:
Loans on accrual status	$1,836	$2,029
Loans on nonaccrual status	1,696	2,449

Total carrying amount of loans	$3,532	$4,478

Accretable yield	$1,965	$2,412

The following table displays interest income recognized and the impact to the “Provision for credit losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the three and six months ended June 30, 2011 and 2010.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Accretion of fair value discount(1)	$250	$288	$481	$554
Interest income on loans returned to accrual status or subsequently modified as TDRs	265	298	520	619

Total interest income recognized on acquired credit-impaired loans	$515	$586	$1,001	$1,173

Increase (Decrease) in “Provision for loan losses” subsequent to the acquisition of credit-impaired loans	$721	$(120)	$959	$444

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

4.	Allowance for Loan Losses

We maintain an allowance for loan losses for HFI loans in our mortgage portfolio and loans backing Fannie Mae MBS issued from consolidated trusts. When calculating our allowance for loan losses, we consider only our net recorded investment in the loan at the balance sheet date, which includes interest income only while

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

the loan was on accrual status. The allowance for loan losses is calculated based on our estimate of incurred losses as of the balance sheet date. Determining the adequacy of our allowance for loan losses is complex and requires judgment about the effect of matters that are inherently uncertain.

Allowance for Loan Losses

The following table displays changes in both single-family and multifamily allowance for loan losses for the three and six months ended June 30, 2011 and total allowance for loan losses for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family allowance for loan losses:
Beginning balance	$52,671	$13,413	$66,084
Provision for loan losses	2,954	2,723	5,677
Charge-offs(1)	(5,341)	(758)	(6,099)
Recoveries	1,819	550	2,369
Transfers(2)	2,750	(2,750)	—
Net reclassifications(3)	96	(100)	(4)

Ending balance	$54,949	$13,078	$68,027

Multifamily allowance for loan losses:
Beginning balance	$1,037	$436	$1,473
Provision for loan losses	86	39	125
Charge-offs(1)	(119)	—	(119)
Transfers(2)	12	(12)	—
Net reclassifications(3)	1	(1)	—

Ending balance	$1,017	$462	$1,479

Total allowance for loan losses:
Beginning balance	$53,708	$13,849	$67,557	$25,675	$34,894	$60,569
Total provision for loan losses	3,040	2,762	5,802	2,593	1,702	4,295
Charge-offs(1)	(5,460)	(758)	(6,218)	(4,446)	(1,947)	(6,393)
Recoveries	1,819	550	2,369	65	291	356
Transfers(2)	2,762	(2,762)	—	22,620	(22,620)	—
Net reclassifications(3)	97	(101)	(4)	(3,663)	5,418	1,755

Ending balance(4)(5)	$55,966	$13,540	$69,506	$42,844	$17,738	$60,582

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
			(Dollars in millions)

Single-family allowance for loan losses:
Beginning balance	$47,377	$12,603	$59,980
Provision for loan losses	10,197	6,092	16,289
Charge-offs(1)	(10,964)	(1,206)	(12,170)
Recoveries	2,349	1,502	3,851
Transfers(2)	5,912	(5,912)	—
Net reclassifications(3)	78	(1)	77

Ending balance	$54,949	$13,078	$68,027

Multifamily allowance for loan losses:
Beginning balance	$1,153	$423	$1,576
Provision for loan losses	2	98	100
Charge-offs(1)	(201)	—	(201)
Transfers(2)	57	(57)	—
Net reclassifications(3)	6	(2)	4

Ending balance	$1,017	$462	$1,479

Total allowance for loan losses:
Beginning balance	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925
Adoption of new accounting standards	—	—	—	—	43,576	43,576
Total provision for loan losses	10,199	6,190	16,389	8,864	7,370	16,234
Charge-offs(1)	(11,165)	(1,206)	(12,371)	(6,151)	(5,402)	(11,553)
Recoveries	2,349	1,502	3,851	162	568	730
Transfers(2)	5,969	(5,969)	—	36,475	(36,475)	—
Net reclassifications(3)	84	(3)	81	(4,584)	6,254	1,670

Ending balance(4)(5)	$55,966	$13,540	$69,506	$42,844	$17,738	$60,582

(1)	Total charge-offs include accrued interest of $438 million and $611 million for the three months ended June 30, 2011 and 2010, respectively and $824 million and $1.2 billion for the six months ended June 30, 2011 and 2010, respectively. Single-family charge-offs include accrued interest of $423 million and $800 million for the three and six months ended June 30, 2011, respectively. Multifamily charge-offs include accrued interest of $15 million and $24 million for the three and six months ended June 30, 2011, respectively.

(2)	Includes transfers from trusts for delinquent loan purchases.

(3)	Represents reclassification of amounts recorded in provision for loan losses and charge-offs that relate to allowance for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers.

(4)	Total allowance for loan losses includes $414 million and $637 million as of June 30, 2011 and 2010, respectively, for acquired credit-impaired loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(5)	Total single-family allowance for loan losses was $59.0 billion as of June 30, 2010. Total multifamily allowance for loan losses was $1.6 billion as of June 30, 2010.

As of June 30, 2011, the allowance for accrued interest receivable for loans of Fannie Mae was $2.6 billion and for loans of consolidated trusts was $442 million. As of December 31, 2010, the allowance for accrued interest receivable for loans of Fannie Mae was $3.0 billion and for loans of consolidated trusts was $439 million.

In the three month period ended June 30, 2010, we identified that for a portion of our delinquent loans we had not estimated and recorded our obligation to reimburse servicers for advances they made on our behalf for preforeclosure property taxes and insurance. We previously recognized these expenses when we reimbursed servicers. We also did not record a receivable from borrowers for these payments or assess the collectibility of the receivable. As such, we did not record an allowance for estimated uncollectable amounts. To correct the above misstatement, we recorded an out-of-period adjustment of $1.1 billion to “Provision for loan losses” in our condensed consolidated statements of operations for the three and six month periods ended June 30, 2010, reflecting our assessment of the collectibility of the receivable from the borrowers. We evaluated the effects of this misstatement, both quantitatively and qualitatively, on our three and six month periods ended June 30, 2010 and prior consolidated financial statements and concluded that no prior periods are materially misstated.

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of June 30, 2011 and December 31, 2010.

	As of
	June 30, 2011			December 31, 2010
	Single-			Single-
	Family	Multifamily	Total	Family	Multifamily	Total
	(Dollars in millions)

Allowance for loan losses by segment:
Individually impaired loans	$43,803	$518	$44,321	$37,296	$549	$37,845
Collectively reserved loans	23,815	956	24,771	22,306	1,020	23,326
Acquired credit-impaired loans	409	5	414	378	7	385

Total allowance for loan losses	$68,027	$1,479	$69,506	$59,980	$1,576	$61,556

Recorded investment in loans by segment:(1)
Individually impaired loans	$149,813	$2,770	$152,583	$140,062	$3,074	$143,136
Collectively reserved loans	2,678,465	171,961	2,850,426	2,677,640	169,332	2,846,972
Acquired credit-impaired loans	3,938	67	4,005	4,798	108	4,906

Total recorded investment in loans	$2,832,216	$174,798	$3,007,014	$2,822,500	$172,514	$2,995,014

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive loss. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of June 30, 2011 and December 31, 2010.

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$7,343	$7,398
Freddie Mac	1,392	1,326
Ginnie Mae	301	590
Alt-A private-label securities	1,568	1,683
Subprime private-label securities	1,459	1,581
CMBS	10,976	10,764
Mortgage revenue bonds	616	609
Other mortgage-related securities	154	152

Total	23,809	24,103

Non-mortgage-related securities:
U.S. Treasury securities	34,856	27,432
Asset-backed securities	3,242	5,321

Total	38,098	32,753

Total trading securities	$61,907	$56,856

Losses in trading securities held in our portfolio, net	$1,758	$2,149

The following table displays information about our net trading gains and losses for the three and six months ended June 30, 2011 and 2010.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Net trading gains:
Mortgage-related securities	$131	$612	$360	$1,618
Non-mortgage-related securities	4	28	—	80

Total	$135	$640	$360	$1,698

Net trading gains recorded in the period related to securities still held at period end:
Mortgage-related securities	$131	$567	$354	$1,499
Non-mortgage-related securities	7	24	8	70

Total	$138	$591	$362	$1,569

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

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and six months ended June 30, 2011 and 2010.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Gross realized gains	$73	$83	$133	$348
Gross realized losses	47	59	53	179
Total proceeds(1)	839	1,395	1,229	5,574

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.” For the three and six months ended June 30, 2010, proceeds were reduced by $455 million and $874 million, respectively, from what was previously disclosed, primarily related to deconsolidated REMICs that should have been presented as proceeds from issuance of long-term debt of consolidated trusts.

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$18,717	$1,379	$(28)	$(3)	$20,065
Freddie Mac	13,564	971	—	—	14,535
Ginnie Mae	838	128	—	—	966
Alt-A private-label securities	14,913	173	(1,783)	(201)	13,102
Subprime private-label securities	10,905	9	(1,563)	(442)	8,909
CMBS(4)	14,802	144	—	(101)	14,845
Mortgage revenue bonds	10,931	78	(55)	(481)	10,473
Other mortgage-related securities	3,887	118	(18)	(266)	3,721

Total	$88,557	$3,000	$(3,447)	$(1,494)	$86,616

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$21,428	$1,453	$(9)	$(44)	$22,828
Freddie Mac	15,986	1,010	—	—	16,996
Ginnie Mae	909	130	—	—	1,039
Alt-A private-label securities	15,789	177	(1,791)	(285)	13,890
Subprime private-label securities	11,323	54	(997)	(448)	9,932
CMBS(4)	15,273	25	—	(454)	14,844
Mortgage revenue bonds	11,792	47	(64)	(734)	11,041
Other mortgage-related securities	4,098	106	(44)	(338)	3,822

Total	$96,598	$3,002	$(2,905)	$(2,303)	$94,392

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations and comprehensive loss.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in “Accumulated other comprehensive loss” as well as cumulative changes in fair value for securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $763 million and $848 million as of June 30, 2011 and December 31, 2010, respectively, of increase to the carrying amount from previous fair value hedge accounting.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(18)	$942	$(13)	$191
Alt-A private-label securities	(102)	1,724	(1,882)	7,821
Subprime private-label securities	(120)	888	(1,885)	7,707
CMBS	(8)	2,792	(93)	3,092
Mortgage revenue bonds	(78)	2,434	(458)	3,006
Other mortgage-related securities	(10)	398	(274)	1,849

Total	$(336)	$9,178	$(4,605)	$23,666

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

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. $4.6 billion of the $4.9 billion of gross unrealized losses on AFS securities as of June 30, 2011 have existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of June 30, 2011 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive loss.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of June 30, 2011 that was 84% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover a portion or the majority of these unrealized losses over the lives of the securities.

The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2011 and 2010.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,(1)		June 30,(1)
	2011	2010	2011	2010
	(Dollars in millions)

Alt-A private-label securities	$53	$120	$91	$157
Subprime private-label securities	—	10	—	194
Other	3	7	9	22

Net other-than-temporary impairments	$56	$137	$100	$373

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For the three and six months ended June 30, 2011, we recorded net other-than-temporary impairment of $56 million and $100 million, respectively. The net other-than-temporary impairment charges recorded in the three month period ended June 30, 2011 were primarily driven by an increase in collateral losses on certain Alt-A private-label securities, which resulted in a decrease in the present value of our cash flow projections on these Alt-A private-label securities.

The following table displays activity related to the unrealized credit component on debt securities held by us recognized in earnings for the three and six months ended June 30, 2011 and 2010. A related unrealized non-credit component has been recognized in “Accumulated other comprehensive loss.”

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Balance, beginning of period	$8,040	$8,209	$8,215	$8,191
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	9	8	15
Additions for credit losses on debt securities for which OTTI was previously recognized	56	128	92	358
Reductions for securities no longer in portfolio at period end	—	(1)	—	(52)
Reductions for amortization resulting from increases in cash flows expected to be collected over the remaining life of the securities	(220)	(164)	(439)	(331)

Balance, end of period	$7,876	$8,181	$7,876	$8,181

As of June 30, 2011, those debt securities with other-than-temporary impairment for which we recognized in our condensed consolidated statements of operations and comprehensive loss only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We model securities assuming the benefit of those external financial guarantees that we determined are creditworthy. We have recorded other-than-temporary impairments for the three and six months ended June 30, 2011 based on this analysis, with amounts related to credit loss recognized in our condensed consolidated statements of operations and comprehensive loss. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

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

	As of June 30, 2011
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)

Vintage Year
2004 & Prior:
Unpaid principal balance	$2,109	$498	$3,614	$516	$2,379
Weighted average collateral default(1)	37.9%	38.5%	11.4%	32.9%	15.8%
Weighted average collateral severities(2)	58.5%	50.6%	45.5%	39.9%	35.6%
Weighted average voluntary prepayment rates(3)	6.4%	9.9%	9.9%	8.2%	9.9%
Average credit enhancement(4)	51.2%	17.3%	12.0%	22.1%	10.6%
2005
Unpaid principal balance	$188	$1,348	$1,231	$553	$2,452
Weighted average collateral default(1)	73.3%	59.3%	40.7%	55.7%	39.2%
Weighted average collateral severities(2)	70.8%	58.6%	60.2%	56.3%	46.1%
Weighted average voluntary prepayment rates(3)	2.3%	5.4%	7.3%	6.6%	7.8%
Average credit enhancement(4)	64.9%	28.2%	1.8%	18.6%	5.9%
2006
Unpaid principal balance	$12,044	$1,289	$585	$1,672	$1,786
Weighted average collateral default(1)	77.8%	74.6%	41.7%	59.0%	32.7%
Weighted average collateral severities(2)	71.2%	61.8%	64.0%	57.8%	49.2%
Weighted average voluntary prepayment rates(3)	2.2%	2.8%	6.8%	5.9%	8.3%
Average credit enhancement(4)	18.8%	21.8%	1.2%	0.9%	1.2%
2007 & After:
Unpaid principal balance	$624	$—	$—	$—	$122
Weighted average collateral default(1)	79.5%	N/A	N/A	N/A	43.5%
Weighted average collateral severities(2)	66.9%	N/A	N/A	N/A	55.7%
Weighted average voluntary prepayment rates(3)	1.9%	N/A	N/A	N/A	6.9%
Average credit enhancement(4)	34.1%	N/A	N/A	N/A	26.1%
Total
Unpaid principal balance	$14,965	$3,135	$5,430	$2,741	$6,739
Weighted average collateral default(1)	72.2%	62.3%	21.3%	53.4%	29.3%
Weighted average collateral severities(2)	69.3%	58.6%	50.8%	54.1%	43.4%
Weighted average voluntary prepayment rates(3)	2.8%	5.0%	9.0%	6.5%	8.7%
Average credit enhancement(4)	24.6%	23.8%	8.6%	8.5%	6.7%

(1)	The expected remaining cumulative default rate of the collateral pool backing the securities, as a percentage of the current collateral unpaid principal balance, weighted by security unpaid principal balance.

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

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of June 30, 2011. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2011
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$18,717	$20,065	$—	$—	$1	$1	$3,363	$3,570	$15,353	$16,494
Freddie Mac	13,564	14,535	2	2	36	39	1,404	1,516	12,122	12,978
Ginnie Mae	838	966	—	—	—	—	5	6	833	960
Alt-A private-label securities	14,913	13,102	—	—	1	1	264	268	14,648	12,833
Subprime private-label securities	10,905	8,909	—	—	—	—	—	—	10,905	8,909
CMBS	14,802	14,845	—	—	3,631	3,693	10,560	10,556	611	596
Mortgage revenue bonds	10,931	10,473	58	58	364	374	756	765	9,753	9,276
Other mortgage-related securities	3,887	3,721	—	—	—	—	—	14	3,887	3,707

Total	$88,557	$86,616	$60	$60	$4,033	$4,108	$16,352	$16,695	$68,112	$65,753

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of June 30, 2011 and December 31, 2010.

	As of
	June 30,	December 31,
	2011	2010
	(Dollars in millions)

Net unrealized gains on available-for-sale securities for which we have not recorded other-than-temporary impairment, net of tax	$862	$304
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment, net of tax	(2,123)	(1,736)
Other	(238)	(250)

Accumulated other comprehensive loss	$(1,499)	$(1,682)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the activity in other comprehensive income, net of tax, by major categories for the three and six months ended June 30, 2011 and 2010.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in millions)

Comprehensive income (loss):
Net loss	$(2,892)	$(1,223)	$(9,363)	$(12,752)
Other comprehensive income, net of tax:
Changes in net unrealized losses on available-for-sale securities (net of tax benefit of $19 and tax of $799, respectively, for the three months ended and net of tax of $68 and $1,509 respectively, for the six months ended)	(34)	1,484	127	2,802
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $15 and $45, respectively, for the three months ended and $28 and $126, respectively, for the six months ended)	40	92	72	247
Reclassification adjustment for (gains) losses included in net loss (net of tax of $3 and tax benefit of $50, respectively for the three months ended and net of tax of $11 and $6, respectively, for the six months ended)	(7)	91	(21)	(12)
Other	3	3	5	5

Other comprehensive income	2	1,670	183	3,042

Total comprehensive income (loss)	$(2,890)	$447	$(9,180)	$(9,710)

6.	Financial Guarantees

For our guarantees to unconsolidated trusts and other guaranty arrangements, we recognize a guaranty obligation for our obligation to stand ready to perform on these guarantees. For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $54.1 billion and $52.4 billion as of June 30, 2011 and December 31, 2010, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $12.2 billion and $12.6 billion as of June 30, 2011 and December 31, 2010, respectively. In addition, we had exposure of $9.9 billion and $10.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $3.7 billion and $3.9 billion as of June 30, 2011 and December 31, 2010, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.1 billion and $2.0 billion as of June 30, 2011 and December 31, 2010, respectively.

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

The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011(1)			As of December 31, 2010(1)
	30 Days	60 Days	Seriously	30 Days	60 Days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of single-family conventional guaranty book of business(3)	1.98%	0.73%	4.79%	2.19%	0.89%	5.37%
Percentage of single-family conventional loans(4)	2.13	0.72	4.08	2.32	0.87	4.48

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of June 30, 2011(1)		As of December 31, 2010(1)
	Percentage of		Percentage of
	Single-Family		Single-Family
	Conventional	Percentage	Conventional	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business(3)	Delinquent(2)(4)	of Business(3)	Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
Less than 100%	83%	2.34%	84%	2.62%
100.01% to 110%	5	9.76	5	11.60
110.01% to 120%	3	12.55	3	14.74
120.01% to 125%	1	14.08	1	16.86
Greater than 125%	8	20.73	7	24.71
Geographical distribution:
Arizona	2	4.19	2	6.23
California	19	2.94	18	3.89
Florida	6	12.19	7	12.31
Nevada	1	7.88	1	10.66
Select Midwest states(5)	10	4.54	11	4.80
All other states	62	3.24	61	3.46
Product distribution (not mutually exclusive):(6)
Alt-A	7	13.04	8	13.87
Subprime	*	25.86	*	28.20
Negatively amortizing adjustable rate	*	7.97	*	9.02
Interest only	5	16.28	6	17.85
Investor property	6	4.47	6	4.79
Condo/Coop	9	4.90	9	5.37
Original loan-to-value ratio >90%(7)	10	8.82	10	10.04
FICO credit score <620(7)	3	13.65	4	14.63
Original loan-to-value ratio >90% and FICO credit score <620(7)	1	19.36	1	21.41
Vintages:
2005	8	7.06	9	7.20
2006	7	11.90	8	12.19
2007	11	12.75	12	13.24
2008	8	5.17	9	4.88
All other vintages	66	1.59	62	1.73

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)	Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of both June 30, 2011 and December 31, 2010.

(2)	Consists of single-family conventional loans that were three months or more past due or in the foreclosure process, as of the periods indicated.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(3)	Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as MyCommunityMortgage® and Expanded Approval®.

	As of June 30, 2011(1)(2)		As of December 31, 2010(1)(2)
	30 Days	Seriously	30 Days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.14%	0.46%	0.21%	0.71%

	As of June 30, 2011(1)(2)		As of December 31, 2010(1)(2)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent(3)	Book of Business	Delinquent(3)

Original loan-to-value ratio:
Greater than 80%	5%	0.50%	5%	0.59%
Less than or equal to 80%	95	0.46	95	0.71
Original debt service coverage ratio:
Less than or equal to 1.10	9	0.10	9	0.27
Greater than 1.10	91	0.50	91	0.75
Acquisition loan size distribution:
Less than or equal to $750,000	2	1.35	2	1.61
Greater than $750,000 and less than or equal to $3 million	12	1.09	12	1.17
Greater than $3 million and less than or equal to $5 million	9	0.76	9	0.88
Greater than $5 million and less than or equal to $25 million	42	0.49	42	0.88
Greater than $25 million	35	0.09	35	0.24
Maturing dates:
Maturing in 2011	1	2.33	3	0.68
Maturing in 2012	6	0.27	7	0.42
Maturing in 2013	10	0.39	11	0.54
Maturing in 2014	8	0.13	8	0.67
Maturing in 2015	9	0.59	9	0.57

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of both June 30, 2011 and December 31, 2010, respectively, excluding loans that have been defeased. Defeasance is a pre-payment of a loan through substitution of collateral.

(2)	Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of the periods indicated.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.	Acquired Property, Net

Acquired property, net consists of held for sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table displays the activity in acquired property and the related valuation allowance for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2011
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$16,928	$(1,664)	$15,264	$18,054	$(1,881)	$16,173
Additions	4,998	(149)	4,849	9,887	(278)	9,609
Disposals	(7,011)	788	(6,223)	(13,026)	1,518	(11,508)
Write-downs, net of recoveries	—	(298)	(298)	—	(682)	(682)

Balance as of end of period	$14,915	$(1,323)	$13,592	$14,915	$(1,323)	$13,592

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2010
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$13,053	$(684)	$12,369	$9,716	$(574)	$9,142
Additions	6,828	(238)	6,590	13,590	(290)	13,300
Disposals	(4,740)	319	(4,421)	(8,165)	525	(7,640)
Write-downs, net of recoveries	—	(517)	(517)	—	(781)	(781)

Balance as of end of period	$15,141	$(1,120)	$14,021	$15,141	$(1,120)	$14,021

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8.	Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

The following table displays our outstanding short-term borrowings (borrowing with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of June 30, 2011 and December 31, 2010.

	As of
	June 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$52	2.20%

Fixed-rate short-term debt:
Discount notes	$161,689	0.16%	$151,500	0.32%
Foreign exchange discount notes	316	2.30	384	2.43

Total short-term debt of Fannie Mae	162,005	0.17	151,884	0.32
Debt of consolidated trusts	5,193	0.17	5,359	0.23

Total short-term debt	$167,198	0.17%	$157,243	0.32%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of June 30, 2011 and December 31, 2010.

	As of
	June 30, 2011			December 31, 2010
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2011 - 2030	$273,366	3.00%	2011 - 2030	$300,344	3.20%
Medium-term notes	2011 - 2021	164,043	2.15	2011 - 2020	199,266	2.13
Foreign exchange notes and bonds	2017 - 2028	1,223	5.98	2017 - 2028	1,177	6.21
Other(2)	2011 - 2040	45,568	5.63	2011 - 2040	44,893	5.64

Total senior fixed		484,200	2.97		545,680	3.02
Senior floating:
Medium-term notes	2011 - 2016	70,546	0.25	2011 - 2015	72,039	0.31
Other(2)	2020 - 2037	368	5.84	2020 - 2037	386	4.92

Total senior floating		70,914	0.28		72,425	0.34
Subordinated fixed:
Qualifying subordinated(3)	2012 - 2014	4,893	5.08	2011 - 2014	7,392	5.47
Subordinated debentures	2019	2,787	9.91	2019	2,663	9.91

Total subordinated fixed		7,680	6.83		10,055	6.65

Total long-term debt of Fannie Mae(4)		562,794	2.68		628,160	2.77
Debt of consolidated trusts(2)	2011 - 2051	2,444,853	4.54	2011 - 2051	2,411,597	4.59

Total long-term debt		$3,007,647	4.20%		$3,039,757	4.22%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Consists of subordinated debt issued with an interest deferral feature.

(4)	Reported amounts include a net discount and other cost basis adjustments of $9.7 billion and $12.4 billion as of June 30, 2011 and December 31, 2010, respectively.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of both June 30, 2011 and December 31, 2010. We had no borrowings outstanding from these lines of credit as of June 30, 2011.

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

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011				As of December 31, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$38,027	$878	$167,057	$(9,711)	$49,085	$1,812	$228,142	$(14,115)
Receive-fixed	149,566	4,989	11,585	(95)	172,174	6,493	52,003	(578)
Basis	902	44	1,650	(2)	435	29	50	—
Foreign currency	1,241	191	297	(47)	1,274	164	286	(51)
Swaptions:
Pay-fixed	71,150	471	56,050	(1,088)	66,200	482	30,950	(1,773)
Receive-fixed	47,120	3,657	56,050	(1,352)	48,340	4,992	30,275	(673)
Interest rate caps	7,000	6	—	—	7,000	24	—	—
Other(1)	689	56	637	(3)	909	75	25	(1)

Total gross risk management derivatives	315,695	10,292	293,326	(12,298)	345,417	14,071	341,731	(17,191)
Accrued interest receivable (payable)	—	798	—	(1,392)	—	1,288	—	(1,805)
Netting adjustment(2)	—	(10,586)	—	13,345	—	(15,175)	—	18,023

Total net risk management derivatives	$315,695	$504	$293,326	$(345)	$345,417	$184	$341,731	$(973)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of June 30, 2011				As of December 31, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$2,388	$5	$3,178	$(19)	$2,880	$19	$4,435	$(105)
Forward contracts to purchase mortgage-related securities	8,866	75	18,991	(111)	19,535	123	27,697	(468)
Forward contracts to sell mortgage-related securities	17,095	84	15,679	(117)	40,761	811	24,562	(169)

Total mortgage commitment derivatives	$28,349	$164	$37,848	$(247)	$63,176	$953	$56,694	$(742)

Derivatives at fair value	$344,044	$668	$331,174	$(592)	$408,593	$1,137	$398,425	$(1,715)

(1)	Includes futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral receivable and payable. Cash collateral receivable was $2.9 billion and $3.5 billion as of June 30, 2011 and December 31, 2010, respectively. Cash collateral payable was $149 million and $604 million as of June 30, 2011 and December 31, 2010, respectively.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from Standard & Poor’s (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) or Fitch Ratings (“Fitch”). If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of June 30, 2011 was $3.1 billion for which we posted collateral of $2.9 billion in the normal course of business. Had the credit-risk-related contingency features underlying these agreements been triggered as of June 30, 2011, we would have been required to post an additional $200 million of collateral to our counterparties.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and six months ended June 30, 2011 and 2010.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
		(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(5,474)	$(10,898)	$(4,872)	$(16,777)
Receive-fixed	2,784	7,847	2,528	12,516
Basis	10	21	29	30
Foreign currency	53	(8)	83	(11)
Swaptions:
Pay-fixed	327	(425)	272	(1,359)
Receive-fixed	733	3,655	500	3,682
Interest rate caps	(14)	(43)	(18)	(99)
Other(1)	(35)	31	(22)	37

Total risk management derivatives fair value gains (losses), net	(1,616)	180	(1,500)	(1,981)
Mortgage commitment derivatives fair value losses, net	(61)	(577)	(38)	(1,178)

Total derivatives fair value losses, net	$(1,677)	$(397)	$(1,538)	$(3,159)

(1)	Includes futures, swap credit enhancements and mortgage insurance contracts.

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest rate and foreign currency derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us. If there is a default, we may need to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist. Typically, we seek to manage credit exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better by S&P, Moody’s or Fitch. We also manage our exposure by requiring counterparties to post collateral. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The table below displays our credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)

Credit loss exposure(4)	$103	$336	$439	$56	$495
Less: Collateral held(5)	76	287	363	—	363

Exposure net of collateral	$27	$49	$76	$56	$132

Additional information:
Notional amount	$167,459	$439,345	$606,804	$2,217	$609,021
Number of counterparties	7	8	15

	As of December 31, 2010
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)

Credit loss exposure(4)	$350	$325	$675	$75	$750
Less: Collateral held(5)	273	325	598	—	598

Exposure net of collateral	$77	$—	$77	$75	$152

Additional information:
Notional amount	$208,898	$476,766	$685,664	$1,484	$687,148
Number of counterparties	7	8	15

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P’s rating for any ratings based on Moody’s scale.

(2)	We had exposure to 3 interest rate and foreign currency derivative counterparties in a net gain position as of both June 30, 2011 and December 31, 2010. Those interest rate and foreign currency derivatives had notional balances of $154.9 billion and $106.5 billion as of June 30, 2011 and December 31, 2010, respectively.

(3)	Includes defined benefit mortgage insurance contracts and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist. Also includes exchange-traded derivatives, such as futures and interest rate swaps, which are settled daily through a clearinghouse.

(4)	Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(5)	Represents both cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral.

10.	Segment Reporting

Our three reportable segments are: Single-Family, Multifamily, and Capital Markets. We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. We are working on reorganizing our company by function rather than by business in order to improve our operational efficiencies and effectiveness. In future periods, we may change some of our management reporting and how we report our business segment results.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Under our segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations and comprehensive loss, as we separate the activity related to our consolidated trusts from the results generated by our three segments. Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group. We also include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to net loss in our condensed consolidated statements of operations and comprehensive loss.

The following tables display our segment results for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30, 2011
				Other Activity/
	Business Segments			Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(680)	$(11)	$3,867	$1,314		$482	(3)	$4,972
Provision for loan losses	(5,677)	(125)	—	—		—		(5,802)

Net interest income (expense) after provision for loan losses	(6,357)	(136)	3,867	1,314		482		(830)
Guaranty fee income (expense)	1,880	216	(391)	(1,116	)(4)	(539	)(4)	50 (4)
Investment gains (losses), net	(6)	1	918	(143)		(599	)(5)	171
Net other-than-temporary impairments	—	—	(55)	(1)		—		(56)
Fair value losses, net	(3)	—	(1,507)	(72)		(52	)(6)	(1,634)
Debt extinguishment gains (losses), net	—	—	(55)	12		—		(43)
Gains from partnership investments	—	34	—	—		1		35 (7)
Fee and other income (expenses)	114	57	109	(63)		(2)		215
Administrative expenses	(400)	(64)	(105)	—		—		(569)
Benefit (provision) for guaranty losses	(737)	2	—	—		—		(735)
Foreclosed property income (expense)	481	(3)	—	—		—		478
Other income (expenses)	(77)	36	(9)	—		(17)		(67)

Income (loss) before federal income taxes	(5,105)	143	2,772	(69)		(726)		(2,985)
Benefit (provision) for federal income taxes	109	(56)	40	—		—		93

Net income (loss)	(4,996)	87	2,812	(69)		(726)		(2,892)
Net income attributable to noncontrolling interest	—	—	—	—		(1	)(8)	(1)

Net income (loss) attributable to Fannie Mae	$(4,996)	$87	$2,812	$(69)		$(727)		$(2,893)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2011
				Other Activity/
	Business Segments			Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(1,578)	$(20)	$7,577	$2,888		$1,065	(3)	$9,932
Provision for loan losses	(16,289)	(100)	—	—		—		(16,389)

Net interest income (expense) after provision for loan losses	(17,867)	(120)	7,577	2,888		1,065		(6,457)
Guaranty fee income (expense)	3,751	425	(790)	(2,226	)(4)	(1,060	)(4)	100 (4)
Investment gains (losses), net	(5)	5	1,788	(169)		(1,373	)(5)	246
Net other-than-temporary impairments	—	—	(99)	(1)		—		(100)
Fair value losses, net	(3)	—	(1,289)	(105)		52	(6)	(1,345)
Debt extinguishment gains (losses), net	—	—	(79)	49		—		(30)
Gains from partnership investments	—	22	—	—		1		23 (7)
Fee and other income (expense)	261	115	184	(155)		(3)		402
Administrative expenses	(816)	(132)	(226)	—		—		(1,174)
Benefit (provision) for guaranty losses	(743)	41	—	—		—		(702)
Foreclosed property expense	(7)	(3)	—	—		—		(10)
Other income (expenses)	(395)	42	(18)	—		(36)		(407)

Income (loss) before federal income taxes	(15,824)	395	7,048	281		(1,354)		(9,454)
Benefit (provision) for federal income taxes	107	(61)	45	—		—		91

Net income (loss)	(15,717)	334	7,093	281		(1,354)		(9,363)
Net income attributable to noncontrolling interest	—	—	—	—		(1	)(8)	(1)

Net income (loss) attributable to Fannie Mae	$(15,717)	$334	$7,093	$281		$(1,355)		$(9,364)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2010
				Other Activity/
	Business Segments			Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(1,385)	$5	$3,549	$1,282		$756	(3)	$4,207
Benefit (provision) for loan losses	(4,319)	24	—	—		—		(4,295)

Net interest income (expense) after provision for loan losses	(5,704)	29	3,549	1,282		756		(88)
Guaranty fee income (expense)	1,795	195	(360)	(1,130	)(4)	(448	)(4)	52	(4)
Investment gains (losses), net	2	(1)	779	(28)		(729	)(5)	23
Net other-than-temporary impairments	—	—	(137)	—		—		(137)
Fair value gains, net	—	—	631	11		(339	)(6)	303
Debt extinguishment losses, net	—	—	(128)	(31)		—		(159)
Losses from partnership investments	—	(22)	—	—		(4)		(26	)(7)
Fee and other income (expense)	85	28	136	(7)		—		242
Administrative expenses	(436)	(93)	(141)	—		—		(670)
Benefit (provision) for guaranty losses	(73)	4	—	—		—		(69)
Foreclosed property expense	(479)	(8)	—	—		—		(487)
Other income (expenses)	(259)	(11)	91	—		(19)		(198)

Income (loss) before federal income taxes	(5,069)	121	4,420	97		(783)		(1,214)
Benefit (provision) for federal income taxes	1	(2)	(8)	—		—		(9)

Net income (loss)	(5,068)	119	4,412	97		(783)		(1,223)
Less: Net loss attributable to noncontrolling interests	—	—	—	—		5	(8)	5

Net income (loss) attributable to Fannie Mae	$(5,068)	$119	$4,412	$97		$(778)		$(1,218)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2010
				Other Activity/
	Business Segments			Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest income (expense)	$(3,330)	$9	$6,606	$2,521		$1,190	(3)	$6,996
Benefit (provision) for loan losses	(16,264)	30	—	—		—		(16,234)

Net interest income (expense) after provision for loan losses	(19,594)	39	6,606	2,521		1,190		(9,238)
Guaranty fee income (expense)	3,563	389	(639)	(2,327	)(4)	(880	)(4)	106	(4)
Investment gains (losses), net	4	(1)	1,571	(183)		(1,202	)(5)	189
Net other-than-temporary impairments	—	—	(373)	—		—		(373)
Fair value losses, net	—	—	(555)	(24)		(823	)(6)	(1,402)
Debt extinguishment losses, net	—	—	(183)	(100)		—		(283)
Losses from partnership investments	—	(80)	—	—		(4)		(84	)(7)
Fee and other income (expense)	132	63	240	(14)		—		421
Administrative expenses	(826)	(192)	(257)	—		—		(1,275)
Benefit (provision) for guaranty losses	(84)	51	—	—		—		(33)
Foreclosed property expense	(449)	(19)	—	—		—		(468)
Other income (expenses)	(431)	(17)	118	—		(40)		(370)

Income (loss) before federal income taxes	(17,685)	233	6,528	(127)		(1,759)		(12,810)
Benefit (provision) for federal income taxes	52	(15)	21	—		—		58

Net income (loss)	(17,633)	218	6,549	(127)		(1,759)		(12,752)
Less: Net loss attributable to noncontrolling interests	—	—	—	—		4	(8)	4

Net income (loss) attributable to Fannie Mae	$(17,633)	$218	$6,549	$(127)		$(1,755)		$(12,748)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)	Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our condensed consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)	Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(5)	Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and retained in the Capital Markets portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Gains (losses) from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive loss.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The following table displays our regulatory capital classification measures as of June 30, 2011 and December 31, 2010.

	As of
	June 30,	December 31,
	2011(1)	2010(1)
	(Dollars in millions)

Core capital(2)	$(103,368)	$(89,516)
Statutory minimum capital requirement(3)	31,720	33,676

Deficit of core capital over statutory minimum capital requirement	$(135,088)	$(123,192)

Deficit of core capital percentage over statutory minimum capital requirement	(426)%	(366)%

(1)	Amounts as of June 30, 2011 and December 31, 2010 represent estimates that have been submitted to FHFA.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

12.	Concentration of Credit Risk

Mortgage Seller/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 76% of our single-family guaranty book of business as of June 30, 2011, compared with 77% as of December 31, 2010. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 68% of our multifamily guaranty book of business as of June 30, 2011, compared with 70% as of December 31, 2010.

If one of our principal mortgage seller/servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $92.8 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2011, which represented approximately 3% of our single-family guaranty book of business. Our primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business represented $88.6 billion and $4.2 billion, respectively, as of June 30, 2011, compared with $91.2 billion and $4.7 billion,

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

respectively, as of December 31, 2010. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of both June 30, 2011 and December 31, 2010.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and financial condition of many mortgage insurers. Additionally, because FHA continues to be a lower-cost option for some consumers with higher LTV ratios, new business volumes for many private mortgage insurers have been impacted and this could also adversely affect the financial results and financial condition of those insurers. The current weakened financial condition of our mortgage insurer counterparties creates an increased risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.

As of June 30, 2011, our allowance for loan losses of $69.5 billion, allowance for accrued interest receivable of $3.0 billion and reserve for guaranty losses of $960 million incorporated an estimated recovery amount of approximately $15.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $16.5 billion as of June 30, 2011 and an adjustment of approximately $1.1 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

We had outstanding receivables of $4.4 billion in “Other assets” in our condensed consolidated balance sheet as of both June 30, 2011 and December 31, 2010 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $534 million as of June 30, 2011 and $648 million as of December 31, 2010 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $253 million as of June 30, 2011 and $317 million as of December 31, 2010 in “Other assets.” These mortgage insurance receivables are short-term in nature, having a duration of approximately three to six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2011 and December 31, 2010.

We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.5 billion and $3.1 billion for the three and six months ended June 30, 2011, respectively, and $6.4 billion for the year ended December 31, 2010. We negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $796 million for the year ended December 31, 2010 are included in our total insurance proceeds amount; there were no such cash fees received in the six months ended June 30, 2011. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce future exposure to our mortgage insurers and were recorded as a reduction to our “Foreclosed property expense (income).”

Financial Guarantors.  We were the beneficiary of financial guarantees totaling $8.3 billion and $8.8 billion as of June 30, 2011 and December 31, 2010, respectively, on securities held in our investment portfolio or on securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The securities covered by these guarantees consist primarily of private-label mortgage-related securities and mortgage revenue bonds. We are also the beneficiary of financial guarantees issued by Freddie Mac, the federal government and its agencies included in securities that totaled $31.8 billion as of June 30, 2011 and $25.7 billion as of December 31, 2010.

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

Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $14.3 billion as of June 30, 2011 and $15.6 billion as of December 31, 2010. As of both June 30, 2011 and December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on multifamily loans was $31.1 billion as of June 30, 2011 and $30.3 billion as of December 31, 2010. As of June 30, 2011 and December 31, 2010, 40% and 41%, respectively, of our maximum potential loss recovery on multifamily loans was from three lenders.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of June 30, 2011 and December 31, 2010. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $37.0 billion, or 1% of “Total assets,” and $39.0 billion, or 1% of “Total assets,” in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.

	Fair Value Measurements as of June 30, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash equivalents(2)	$2,000	$—	$—	$—	$2,000
Trading securities:
Mortgage-related securities:
Fannie Mae	—	5,664	1,679	—	7,343
Freddie Mac	—	1,392	—	—	1,392
Ginnie Mae	—	301	—	—	301
Alt-A private-label securities	—	1,442	126	—	1,568
Subprime private-label securities	—	—	1,459	—	1,459
CMBS	—	10,976	—	—	10,976
Mortgage revenue bonds	—	—	616	—	616
Other	—	—	154	—	154
Non-mortgage-related securities:
U.S. Treasury securities	34,856	—	—	—	34,856
Asset-backed securities	—	3,242	—	—	3,242

Total trading securities	34,856	23,017	4,034	—	61,907
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	19,430	635	—	20,065
Freddie Mac	—	14,523	12	—	14,535
Ginnie Mae	—	966	—	—	966
Alt-A private-label securities	—	6,450	6,652	—	13,102
Subprime private-label securities	—	—	8,909	—	8,909
CMBS	—	14,845	—	—	14,845
Mortgage revenue bonds	—	9	10,464	—	10,473
Other	—	14	3,707	—	3,721

Total available-for-sale securities	—	56,237	30,379	—	86,616
Mortgage loans of consolidated trusts	—	719	2,365	—	3,084
Other assets:
Risk management derivatives:
Swaps	—	6,752	148	—	6,900
Swaptions	—	4,128	—	—	4,128
Interest rate caps	—	6	—	—	6
Other	—	—	56	—	56
Netting adjustment	—	—	—	(10,586)	(10,586)
Mortgage commitment derivatives	—	158	6	—	164

Total other assets	—	11,044	210	(10,586)	668

Total assets at fair value	$36,856	$91,017	$36,988	$(10,586)	$154,275

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$460	$—	$—	$460
Senior floating	—	—	402	—	402

Total of Fannie Mae	—	460	402	—	862
Of consolidated trusts	—	2,627	646	—	3,273

Total long-term debt	—	3,087	1,048	—	4,135
Other liabilities:
Risk management derivatives:
Swaps	—	11,146	101	—	11,247
Swaptions	—	2,440	—	—	2,440
Other	3	—	—	—	3
Netting adjustment	—	—	—	(13,345)	(13,345)
Mortgage commitment derivatives	—	217	30	—	247

Total other liabilities	3	13,803	131	(13,345)	592

Total liabilities at fair value	$3	$16,890	$1,179	$(13,345)	$4,727

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011 and 2010. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive loss for Level 3 assets and liabilities for the three and six months ended June 30, 2011 and 2010. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2011
											Net Unrealized
											Gains (Losses)
											Included
											in Net Loss
											Related to
		Total Gains or (Losses) (Realized/Unrealized)									Assets and
			Included in								Liabilities Still
	Balance,	Included	Other					Transfers	Transfers	Balance,	Held as of
	April 1,	in Net	Comprehensive					out of	into	June 30,	June 30,
	2011	Loss	Income	Purchases(1)	Sales(1)	Issuances(2)	Settlements(2)	Level 3(3)	Level 3(3)	2011	2011(4)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$1,651	$1	$—	$124	$—	$—	$(97)	$—	$—	$1,679	$2
Alt-A private-label securities	20	1	—	—	—	—	(1)	—	106	126	2
Subprime private-label securities	1,547	(41)	—	—	—	—	(47)	—	—	1,459	(41)
Mortgage revenue bonds	606	21	—	—	—	—	(11)	—	—	616	21
Other	155	1	—	—	—	—	(2)	—	—	154	1
Non-mortgage-related:
Asset-backed securities	2	—	—	—	—	—	(2)	—	—	—	—

Total trading securities	3,981	(17)	—	124	—	—	(160)	—	106	4,034	(15)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	546	—	8	473	(24)	—	—	(368)	—	635	—
Freddie Mac	12	—	—	—	—	—	—	—	—	12	—
Alt-A private-label securities	7,236	3	(26)	—	—	—	(217)	(747)	403	6,652	—
Subprime private-label securities	9,660	130	(547)	—	—	—	(334)	—	—	8,909	—
Mortgage revenue bonds	10,532	(1)	273	—	(64)	—	(276)	—	—	10,464	—
Other	3,776	2	40	—	—	—	(111)	—	—	3,707	—

Total available-for-sale securities	31,762	134	(252)	473	(88)	—	(938)	(1,115)	403	30,379	—

Mortgage loans of consolidated trusts	2,221	19	—	42	—	—	(71)	(31)	185	2,365	19
Net derivatives	118	(9)	—	—	—	(1)	(29)	—	—	79	(26)
Long-term debt:
Of Fannie Mae:
Senior floating	(423)	8	—	—	—	—	13	—	—	(402)	8
Of consolidated trusts	(667)	6	—	—	—	(40)	26	55	(26)	(646)	6

Total long-term debt	$(1,090)	$14	$—	$—	$—	$(40)	$39	$55	$(26)	$(1,048)	$14

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2011
											Net Unrealized
											Gains (Losses)
											Included in Net
		Total Gains or (Losses)									Loss Related to
		(Realized/Unrealized)									Assets and
			Included in								Liabilities Still
	Balance,	Included	Other					Transfers	Transfers	Balance,	Held as of
	December 31,	in Net	Comprehensive					out of	into	June 30,	June 30,
	2010	Loss	Income	Purchases(1)	Sales(1)	Issuances(2)	Settlements(2)	Level 3(3)	Level 3(3)	2011	2011(4)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$2,202	$(12)	$—	$124	$(15)	$—	$(229)	$(391)	$—	$1,679	$(6)
Alt-A private-label securities	20	1	—	—	—	—	(1)	—	106	126	1
Subprime private-label securities	1,581	(30)	—	—	—	—	(92)	—	—	1,459	(30)
Mortgage revenue bonds	609	21	—	—	—	—	(14)	—	—	616	24
Other	152	5	—	—	—	—	(3)	—	—	154	5
Non-mortgage-related:
Asset-backed securities	12	—	—	—	—	—	(5)	(9)	2	—	—

Total trading securities	4,576	(15)	—	124	(15)	—	(344)	(400)	108	4,034	(6)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	114	—	12	889	(39)	—	(2)	(469)	130	635	—
Freddie Mac	3	—	—	—	—	—	—	—	9	12	—
Alt-A private-label securities	7,049	1	78	—	—	—	(475)	(1,064)	1,063	6,652	—
Subprime private-label securities	9,932	260	(605)	—	—	—	(678)	—	—	8,909	—
Mortgage revenue bonds	11,030	(3)	294	—	(106)	—	(751)	—	—	10,464	—
Other	3,806	3	111	—	—	—	(213)	—	—	3,707	—

Total available-for-sale securities	31,934	261	(110)	889	(145)	—	(2,119)	(1,533)	1,202	30,379	—

Mortgage loans of consolidated trusts	2,207	30	—	57	—	—	(150)	(37)	258	2,365	30
Net derivatives	104	5	—	—	—	(1)	(29)	—	—	79	(16)
Long-term debt:
Of Fannie Mae:
Senior floating	(421)	(14)	—	—	—	—	33	—	—	(402)	(14)
Of consolidated trusts	(627)	(29)	—	—	—	(40)	48	77	(75)	(646)	(28)

Total long-term debt	$(1,048)	$(43)	$—	$—	$—	$(40)	$81	$77	$(75)	$(1,048)	$(42)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2010
								Net Unrealized
								Gains (Losses)
								Included
								in Net Loss
		Total Gains or (Losses)						Related to
		(Realized/Unrealized)						Assets and
			Included	Purchases,				Liabilities Still
	Balance,	Included	in Other	Sales,	Transfers	Transfers	Balance,	Held as of
	April 1,	in Net	Comprehensive	Issuances, and	out of	into	June 30,	June 30,
	2010	Loss	Income	Settlements, Net	Level 3(3)	Level 3(3)	2010	2010(4)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$4,076	$(34)	$—	$(111)	$(3,873)	$—	$58	$(2)
Freddie Mac	—	—	—	—	—	4	4	—
Alt-A private-label securities	153	9	—	(12)	(99)	68	119	4
Subprime private-label securities	1,683	26	—	(64)	—	—	1,645	25
Mortgage revenue bonds	611	49	—	(10)	—	—	650	49
Other	158	3	—	(1)	—	—	160	3
Non-mortgage-related:
Asset-backed securities	43	1	—	(13)	(7)	—	24	1

Total trading securities	6,724	54	—	(211)	(3,979)	72	2,660	80

Available-for-sale securities:
Mortgage-related:
Fannie Mae	217	1	3	(85)	(119)	36	53	—
Freddie Mac	30	—	(1)	(8)	—	—	21	—
Ginnie Mae	123	—	3	(1)	—	—	125	—
Alt-A private-label securities	8,517	23	467	(363)	(1,245)	378	7,777	—
Subprime private-label securities	10,511	78	122	(456)	—	—	10,255	—
Mortgage revenue bonds	12,559	—	270	(401)	—	—	12,428	—
Other	3,873	(1)	144	(126)	—	—	3,890	—

Total available-for-sale securities	35,830	101	1,008	(1,440)	(1,364)	414	34,549	—

Net derivatives	140	132	—	(41)	—	(5)	226	97
Guaranty assets and buy-ups	11	3	1	—	—	—	15	2
Long-term debt:
Of Fannie Mae:
Senior floating	(582)	(3)	—	—	—	—	(585)	(3)
Of consolidated trusts	(71)	8	—	(38)	2	(6)	(105)	8

Total long-term debt	$(653)	$5	$—	$(38)	$2	$(6)	$(690)	$5

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2010
									Net Unrealized
									Gains (Losses)
			Total Gains or (Losses)		Purchases,				Included in Net
			(Realized/Unrealized)		Sales,				Loss Related to
		Impact of		Included	Issuances,				Assets and
	Balance,	New	Included	in Other	and	Transfers	Transfers	Balance,	Liabilities Still
	December 31,	Accounting	in Net	Comprehensive	Settlements,	out of	into	June 30,	Held as of June
	2009	Standards	Loss	Income	Net	Level 3(3)	Level 3(3)	2010	30, 2010(4)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$4	$—	$(242)	$(5,363)	$5	$58	$(2)
Freddie Mac	—	—	—	—	—	—	4	4	—
Alt-A private-label securities	564	62	32	—	(48)	(589)	98	119	10
Subprime private-label securities	1,780	—	—	—	(135)	—	—	1,645	—
Mortgage revenue bonds	600	—	99	—	(49)	—	—	650	96
Other	154	—	8	—	(2)	—	—	160	8
Non-mortgage-related:
Asset-backed securities	107	—	—	—	(49)	(47)	13	24	2

Total trading securities	8,861	60	143	—	(525)	(5,999)	120	2,660	114

Available-for-sale securities:
Mortgage-related:
Fannie Mae	596	(203)	(1)	4	82	(463)	38	53	—
Freddie Mac	27	—	—	(1)	(11)	—	6	21	—
Ginnie Mae	123	—	—	3	(1)	—	—	125	—
Alt-A private-label securities	8,312	471	19	734	(675)	(2,256)	1,172	7,777	—
Subprime private-label securities	10,746	(118)	(10)	585	(948)	—	—	10,255	—
Mortgage revenue bonds	12,820	21	(1)	503	(915)	—	—	12,428	—
Other	3,530	366	(6)	254	(254)	—	—	3,890	—

Total available-for-sale securities	36,154	537	1	2,082	(2,722)	(2,719)	1,216	34,549	—

Net derivatives	123	—	167	—	(59)	—	(5)	226	89
Guaranty assets and buy-ups	2,577	(2,568)	3	1	2	—	—	15	4
Long-term debt:
Of Fannie Mae:
Senior floating	(601)	—	11	—	5	—	—	(585)	12
Of consolidated trusts	—	(77)	7	—	(38)	11	(8)	(105)	6

Total long-term debt	$(601)	$(77)	$18	$—	$(33)	$11	$(8)	$(690)	$18

(1)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitized trusts.

(2)	Issuances and settlements include activity related to the consolidation and deconsolidation of liabilities of securitized trusts.

(3)	Transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. Transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(4)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2011 and 2010, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended June 30, 2011
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$135	$8	$(6)	$4	$141
Net unrealized losses related to Level 3 assets and liabilities still held as of June 30, 2011	$(1)	$(7)	$—	$—	$(8)

	For the Six Months Ended June 30, 2011
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$270	$(16)	$(23)	$7	$238
Net unrealized losses related to Level 3 assets and liabilities still held as of June 30, 2011	$(1)	$(33)	$—	$—	$(34)

	For the Three Months Ended June 30, 2010
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary-
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$101	$192	$(7)	$9	$295
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2010	$—	$182	$—	$2	$184

	For the Six Months Ended June 30, 2010
			Net
		Fair Value	Other-than-
	Interest	Gains	Temporary-
	Income	(Losses), net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$212	$325	$(219)	$14	$332
Net unrealized gains related to Level 3 assets and liabilities still held as of June 30, 2010	$—	$221	$—	$4	$225

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

Mortgage Loans Held for Investment—The majority of HFI performing loans and nonperforming loans that are not individually impaired are reported in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. We elected the fair value option for certain loans containing embedded derivatives that would otherwise require bifurcation and consolidated loans of senior-subordinate trust structures, which are recorded in our condensed consolidated balance sheets at fair value on a recurring basis.

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

The fair value of the guaranty assets includes the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but is recorded separately as a component of “Other assets” in our condensed consolidated balance sheets. While the fair value of the guaranty assets reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the accounting standard on guarantor’s accounting and disclosure requirements for guarantees.

Debt—The majority of debt of Fannie Mae is recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value

The following tables display assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the three and six months ended June 30, 2011 and 2010 as a result of fair value measurements.

						For the	For the
						Three Months	Six Months
	Fair Value Measurements					Ended	Ended
	For the Six Months Ended June 30, 2011					June 30, 2011	June 30, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total	Total
	(Level 1)	(Level 2)	(Level 3)	Value		Losses	Losses
			(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$2	$204	$206	(1)	$(8)	$(13)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	32,970	32,970	(2)	(66)	(1,080)
Of consolidated trusts	—	—	749	749	(2)	(18)	(98)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,365	1,365	(2)	(28)	(108)
Acquired property, net:
Single-family	—	—	14,806	14,806	(3)	(701)	(1,512)
Multifamily	—	—	227	227	(3)	(33)	(49)
Other assets	—	—	877	877	(5)	(35)	(65)

Total assets at fair value	$—	$2	$51,198	$51,200		$(889)	$(2,925)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

						For the	For the
						Three Months	Six Months
	Fair Value Measurements					Ended	Ended
	For the Six Months Ended June 30, 2010					June 30, 2010	June 30, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total	Total
	(Level 1)	(Level 2)	(Level 3)	Value		Losses	Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,869	$540	$7,409	(1)(4)	$(21)	$(90	)(4)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	14,733	14,733	(2)	(917)	(808)
Of consolidated trusts	—	—	348	348	(2)	(103)	(103)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,730	1,730	(2)	(146)	(237)
Acquired property, net:
Single-family	—	—	9,995	9,995	(3)	(672)	(1,004)
Multifamily	—	—	133	133	(3)	(17)	(32)
Other Assets:
Guaranty assets	—	—	24	24		(1)	(4)
Partnership investments	—	—	85	85		(26)	(89)

Total assets at fair value	$—	$6,869	$27,588	$34,457		$(1,903)	$(2,367)

(1)	Includes $56 million and $7.1 billion of mortgage loans held for sale that were sold, deconsolidated, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of June 30, 2011 and 2010, respectively.

(2)	Includes $3.6 billion and $508 million of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of June 30, 2011 and 2010, respectively.

(3)	Includes $8.4 billion and $4.0 billion of acquired properties that were sold or transferred as of June 30, 2011 and 2010, respectively.

(4)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the new accounting standards.

(5)	Includes $144 million of other assets that were sold or transferred as of June 30, 2011.

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

Mortgage Loans Held for Sale—Loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are described under “Mortgage Loans Held for Investment” and these loans are classified as Level 2 to the extent that significant inputs are observable. To the extent that significant inputs are unobservable or determined by extrapolation of observable points, the loans are classified within Level 3.

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

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of June 30, 2011 and December 31, 2010. The fair value of financial instruments we disclose, includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of
	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$51,853	$51,853	$80,975	$80,975
Federal funds sold and securities purchased under agreements to resell or similar arrangements	19,500	19,500	11,751	11,751
Trading securities	61,907	61,907	56,856	56,856
Available-for-sale securities	86,616	86,616	94,392	94,392
Mortgage loans held for sale	439	439	915	915
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	330,390	299,543	358,698	319,367
Of consolidated trusts	2,597,000	2,639,555	2,564,107	2,610,145

Mortgage loans held for investment	2,927,390	2,939,098	2,922,805	2,929,512
Advances to lenders	3,829	3,641	7,215	6,990
Derivative assets at fair value	668	668	1,137	1,137
Guaranty assets and buy-ups	483	929	458	814

Total financial assets	$3,152,685	$3,164,651	$3,176,504	$3,183,342

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$52	$51
Short-term debt:
Of Fannie Mae	162,005	162,041	151,884	151,974
Of consolidated trusts	5,193	5,194	5,359	5,359
Long-term debt:
Of Fannie Mae	562,794	585,398	628,160	649,684
Of consolidated trusts	2,444,853	2,557,891	2,411,597	2,514,929
Derivative liabilities at fair value	592	592	1,715	1,715
Guaranty obligations	778	3,700	769	3,854

Total financial liabilities	$3,176,215	$3,314,816	$3,199,536	$3,327,566

(1)	Includes restricted cash of $37.6 billion and $63.7 billion as of June 30, 2011 and December 31, 2010, respectively.

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

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of June 30, 2011 and December 31, 2010.

As of
	June 30, 2011			December 31, 2010
			Long-Term			Long-Term
	Loans of	Long-Term	Debt of	Loans of	Long-Term	Debt of
	Consolidated	Debt of	Consolidated	Consolidated	Debt of	Consolidated
	Trusts(1)	Fannie Mae	Trusts(2)	Trusts(1)	Fannie Mae	Trusts (2)
(Dollars in millions)

Fair value	$3,084	$862	$3,273	$2,962	$893	$2,271
Unpaid principal balance	3,612	796	3,450	3,456	829	2,572

(1)	Includes nonaccrual loans with a fair value of $222 million and $219 million as of June 30, 2011 and December 31, 2010, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2011 is $216 million. Includes loans that are 90 days past due with a fair value of $367 million and

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

$369 million as of June 30, 2011 and December 31, 2010, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2011 is $247 million.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $136 million and $151 million as of June 30, 2011 and December 31, 2010, respectively.

Changes in Fair Value under the Fair Value Option Election

The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains (losses), net” in our condensed consolidated statements of operations and comprehensive loss for the periods ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,
	2011			2010
		Long-Term		Long-Term
	Loans	Debt	Total Gains	Debt
	(Dollars in millions)

Changes in instrument-specific credit risk	$6	$8	$14	$5
Other changes in fair value	76	(26)	50	1

Fair value gains (losses), net	$82	$(18)	$64	$6

	For the Six Months Ended June 30,
	2011			2010
		Long-Term	Total Gains	Long-Term
	Loans	Debt	(Losses)	Debt
	(Dollars in millions)

Changes in instrument-specific credit risk	$(211)	$4	$(207)	$8
Other changes in fair value	141	7	148	(26)

Fair value gains (losses), net	$(70)	$11	$(59)	$(18)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For certain legal actions and proceedings we have established a reserve for probable losses where we can reasonably estimate such losses or ranges of losses. Based on our current knowledge and after consultation with counsel, we do not believe that such losses or ranges of losses will have a material adverse effect on our financial condition. We note, however, that in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. For certain other legal actions or proceedings, including those where there is only a reasonable possibility that a loss may be incurred, we cannot reasonably estimate such losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek substantial or indeterminate damages, or where there may be novel or unsettled legal questions relevant to the proceedings. For these matters, we have not established a reserve. Given the uncertainties involved in any action or proceeding, regardless of whether we have established a reserve, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period. Based on our current knowledge with respect to the lawsuits described below, we believe we have valid defenses to the claims in these lawsuits and intend to defend these lawsuits vigorously regardless of whether or not we have recorded a loss reserve.

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

In re Fannie Mae 2008 Securities Litigation

In a consolidated complaint filed on June 22, 2009, lead plaintiffs Massachusetts Pension Reserves Investment Management Board and Boston Retirement Board (for common shareholders) and Tennessee Consolidated Retirement System (for preferred shareholders) allege that we, certain of our former officers, and certain of our underwriters violated Sections 12(a)(2) and 15 of the Securities Act of 1933. Lead plaintiffs also allege

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

that we, certain of our former officers, and our outside auditor, violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. On July 28, 2011 lead plaintiffs filed motions to certify a class of persons who, between November 8, 2006 and September 5, 2008, inclusive, purchased or acquired (a) Fannie Mae common stock and options or (b) Fannie Mae preferred stock. Lead plaintiffs seek various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On October 13, 2009, the Court entered an order allowing FHFA to intervene.

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

Comprehensive Investment Services v. Mudd, et al.

This individual securities action was originally filed on May 13, 2009, by plaintiff Comprehensive Investment Services, Inc. against certain of our former officers and directors, and certain of our underwriters in the Southern District of Texas. On July 7, 2009, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on May 11, 2011 against us, certain of our former officers, and certain of our underwriters. The amended complaint alleges violations of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of § 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. Plaintiff seeks relief in the form of rescission, actual damages, punitive damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. Defendants moved to dismiss the amended complaint on July 11, 2011.

Smith v. Fannie Mae, et al.

This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters in the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

an amended complaint on April 19, 2011, which alleges violations of § 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of § 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. Defendants moved to dismiss the complaint on July 11, 2011.

Alenick v. Merrill Lynch, et al.

On May 12, 2011, Zeke Alenick filed an individual securities action against one of our former officers, certain of our underwriters, and an employee of one of our underwriters in New York State Court. Plaintiff alleges common law fraud, recklessness, negligence, and violations of § 349 of the New York General Business Law in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. The complaint seeks various forms of relief, including damages, punitive damages, and rescission. On June 13, 2011, the case was removed to the United States District Court for the Southern District of New York and accepted as related to In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. On July 18 and 25, 2011, Alenick filed motions to dismiss voluntarily all defendants. The court granted those motions on July 25 and 28, 2011, and closed the case.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2011, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2011 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of June 30, 2011 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2011 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate this material weakness while we are under conservatorship.

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

Management has determined that we continued to have the following material weakness as of June 30, 2011 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2011 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

Mitigating Actions Relating to Material Weakness

As described above under “Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2011 (“Second Quarter 2011 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2011 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the Second Quarter 2011 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2011 Form 10-Q and had no objection to our filing the Second Quarter 2011 Form 10-Q.

•	The Acting Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting on at least a bi-weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

Changes in Internal Control over Financial Reporting

Overview

Management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since March 31, 2011 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Management

During the third quarter of 2011, Susan R. McFarland became our new Chief Financial Officer, succeeding David C. Hisey as our principal financial officer. Mr. Hisey, our Deputy Chief Financial Officer, continues to serve as our principal accounting officer. In addition, John Nichols, who had previously been our interim Chief Risk Officer, was appointed our Chief Risk Officer in the third quarter of 2011. During the second quarter of 2011, Karen R. Pallotta, Executive Vice President—Single-Family Mortgage Business, left the company.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information in this item supplements information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2010 Form 10-K and First Quarter 2011 Form 10-Q. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference in this item or in our 2010 Form 10-K or First Quarter 2011 Form 10-Q. We have recorded a reserve for legal claims related to those matters for which we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

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

The Subcommittee on Capital Markets and Government Sponsored Enterprises of the Financial Services Committee has approved numerous bills that could constrain the current operations of the GSEs or alter the existing authority that FHFA or Treasury have over the enterprises. In addition, several bills have been introduced in the Senate and House of Representatives that would place the GSEs into receivership after a period of time and either grant federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or leave secondary mortgage market activities to entities in the private sector. We expect that Congress will continue to hold hearings and consider legislation in 2011 on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure, our operations, or that involve Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “MD&A—Legislative and Regulatory Developments—GSE Reform” for more information about the Treasury report and Congressional proposals regarding reform of the GSEs.

Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets. Amounts recovered from the liquidation will likely be insufficient to repay the aggregate liquidation preference on our preferred stock or to provide any proceeds to common shareholders.

FHFA has an obligation to place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations for a period of 60 days after the filing deadline for our Form 10-K or Form 10-Q with the SEC. Because of the credit-related expenses we expect to incur on our legacy book of business and our dividend obligation to Treasury, we will continue to need funding from Treasury to avoid triggering FHFA’s obligation. Although Treasury committed to providing us funds in accordance with the terms of the senior preferred stock purchase agreement, Treasury may not provide these funds to us within the required 60 days if it has exhausted its borrowing authority or if there is a government shutdown. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship.

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

In the event of a liquidation of our assets, only after payment of the administrative expenses of the receiver and immediately preceding conservator, the secured and unsecured claims against the company (including repaying all outstanding debt obligations), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. It is unlikely that there would be sufficient proceeds to repay the liquidation preference of any series of our preferred stock or to make any distribution to the holders of our common stock.

Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations and generate net interest income.

Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. Our level of net interest income depends on how much lower our cost of funds is compared to what we earn on our mortgage assets. Market concerns about matters such as the extent of government support for our business, the future of our business (including future profitability, future structure, regulatory actions and GSE status) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in 2010 and the first half of 2011 to issue debt of varying maturities at attractive pricing resulted from federal government support of us and the financial markets, including the Federal Reserve’s purchases of our debt and MBS. As a result, we believe that our status as a GSE and continued federal government support of our business is essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could have a material adverse effect on our ability to fund our operations. There can be no assurance that the government will continue to support us or that our current level of access to debt funding will continue. In addition, due to our reliance on the U.S. government’s support, our access to debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government.

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

We believe that our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be significantly impaired. In this event, our alternative sources of liquidity—consisting of our cash and other investments portfolio and the unencumbered mortgage assets in our mortgage portfolio—may not be sufficient to meet our liquidity needs.

We believe that the amount of mortgage-related assets that we could successfully borrow against or sell in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Due to the large size of our portfolio of mortgage assets, current market conditions and the significant amount of distressed assets in our mortgage portfolio, there likely would be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to borrow against or sell these assets.

To the extent that we are able to obtain funding by pledging or selling mortgage-related securities as collateral, we anticipate that a discount would be applied that would reduce the value assigned to those securities. Depending on market conditions at the time, this discount could result in proceeds significantly lower than the current market value of these securities and could thereby reduce the amount of financing we obtain. In addition, our primary source of collateral is Fannie Mae MBS that we own. In the event of a liquidity crisis in which the future of our company is uncertain, counterparties may be unwilling to accept Fannie Mae MBS as collateral. As a result, we may not be able to sell or borrow against these securities in sufficient amounts to meet our liquidity needs.

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

While there have been no changes in our credit ratings from December 31, 2010 to August 2, 2011, on July 15, 2011, S&P placed our long-term and short-term debt ratings on “CreditWatch with negative implications,” following a similar action on the debt ratings of the U.S. government. A rating being placed on CreditWatch indicates a substantial likelihood of a ratings action by S&P within the next 90 days or is a response to events presenting significant uncertainty to the creditworthiness of an issuer. S&P noted that it placed our long-term and short-term debt on CreditWatch with negative implications due to our direct reliance on the U.S. government. On July 14, 2011, S&P stated that it may lower the long-term debt rating of the U.S. in the next three months if it concludes that Congress and the Administration have not achieved a credible solution to the rising U.S. government debt burden and are not likely to achieve one in the foreseeable future.

On July 13, 2011, Moody’s placed both the U.S. government’s rating and our long-term debt ratings on review for possible downgrade. Following the raising of the U.S. government’s statutory debt limit on August 2, 2011, Moody’s confirmed both the U.S. government’s rating and our long-term debt ratings, and removed the designation that these ratings were under review for possible downgrade. However, Moody’s revised the rating outlook for both the U.S. government’s rating and our long-term debt ratings to negative. In assigning the negative outlook to the U.S. government’s rating, Moody’s indicated there would be a risk of a downgrade if (1) there is a weakening in fiscal discipline in the coming year; (2) further fiscal consolidation measures are not adopted in 2013; (3) the economic outlook deteriorates significantly; or (4) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected.

S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government.

We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, or how long our ratings will remain subject to review for a possible downgrade by S&P. A reduction in our credit ratings would likely increase our borrowing costs, limit our access to the debt capital markets and trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements. It may also reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”

Deficiencies in servicer foreclosure processes and the resulting changes in the foreclosure environment could have a material adverse effect on our business, results of operations, financial condition and net worth.

A number of our single-family mortgage servicers temporarily halted foreclosures in the fall of 2010 in some or all states after discovering deficiencies in their processes and the processes of their service providers relating to the execution of affidavits in connection with the foreclosure process. Although servicers have indicated that they have generally lifted their broad, formal foreclosure pauses, the processing of foreclosures continues to be delayed or halted in many states due to continuing issues in the servicer foreclosure process, as well as recent changes in state foreclosure laws and new court rules and proceedings. In addition, court budget cuts in Florida and other states could further delay the processing of foreclosures.

These changes in the foreclosure environment have negatively affected our foreclosure timelines, credit-related expenses and single-family serious delinquency rates, and we expect they will continue to do so. We believe these changes also will delay the recovery of the housing market. These changes could also negatively affect the value of the private-label securities we hold and result in additional impairments on these securities. In addition, the failure of our servicers or their service providers to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process poses operational, reputational and legal risks for us. The servicer foreclosure process deficiencies have generated significant concern and are currently being reviewed by various government agencies and the various state attorneys general, which could lead to additional new laws, regulation or rules that negatively affect our ability to foreclose expeditiously or increase our costs.

Challenges to the MERS® System could pose counterparty, operational, reputational and legal risks for us.

MERSCORP, Inc. is a privately held company that maintains an electronic registry (the “MERS System”) that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc. (“MERSCORP”), can serve as a nominee for the owner of a mortgage loan and, in that role, become the mortgagee of record for the loan in local land records. Fannie Mae seller/servicers may choose to use MERS as a nominee; however, we have prohibited servicers from initiating foreclosures on Fannie Mae loans in MERS’s name. Approximately half of the loans we own or guarantee are registered in MERS’s name and the related servicing rights are tracked in the MERS System. The MERS System is widely used by participants in the mortgage finance industry. Along with a number of other organizations in the mortgage finance industry, we are a shareholder of MERSCORP, Inc.

Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges seek judicial relief ranging from money damages to the voiding of completed foreclosures in which MERS appeared in the chain of title. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. These challenges also could result in court decisions that void our completed foreclosures in certain jurisdictions, which would require that we re-foreclose on the affected properties, thereby increasing our costs and lengthening the time it takes for us to foreclose on and dispose of the properties.

In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies discussed above may impact MERS. On April 13, 2011, federal banking regulators and FHFA announced that they were taking enforcement action against MERS and MERSCORP to address significant weaknesses in, among other things, oversight, management supervision and corporate governance at MERS and MERSCORP that were uncovered as part of the regulators’ review of mortgage servicers’ foreclosure processing. Failures by MERS or MERSCORP to apply prudent and effective process controls and to comply with legal and other requirements could pose counterparty, operational, reputational and legal risks for us. If investigations or new regulation or legislation restricts servicers’ use of MERS, our counterparties may be required to record all mortgage transfers in land records, incurring additional costs and time in the recordation process. At this time, we cannot predict the ultimate outcome of these legal challenges to, or the enforcement action against, MERS and MERSCORP or the impact on our business, results of operations and financial condition.

A failure in our operational systems or infrastructure, or those of third parties, could materially adversely affect our business, impair our liquidity, cause financial losses and harm our reputation.

Shortcomings or failures in our internal processes, people or systems could have a material adverse effect on our risk management, liquidity, financial statement reliability, financial condition and results of operations; disrupt our business; and result in legislative or regulatory intervention, liability to customers, financial losses and damage to our reputation. For example, our business is highly dependent on our ability to manage and process, on a daily basis, an extremely large number of transactions, many of which are highly complex, across numerous and diverse markets and in an environment in which we must make frequent changes to our core processes in response to changing external conditions. These transactions are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. In addition, we rely on information provided by third parties in processing many of our transactions, and that information may be incorrect or we may fail to properly manage or analyze it.

We rely upon business processes that are highly dependent on people, legacy technology and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements are prepared. This reliance increases the risk that we may be exposed to financial, reputational or other losses as a result of inadequately designed internal processes or systems, or failed execution of our systems. While we continue to enhance our technology, operational controls and organizational structure in order to reduce our operational risk, these actions may not be effective to manage these risks and may create additional operational risk as we execute these enhancements. In addition, as our use of third-party service providers for some of our business functions increases, we increasingly face the risk of an operational failure with respect to these third parties.

We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearinghouses or other financial intermediaries we use to facilitate our securities and derivatives transactions. Any such failure, termination or constraint could adversely affect our ability to effect transactions or manage our exposure to risk, and could have a significant adverse impact on our business, liquidity, financial condition, net worth and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our customers’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations, which could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

In addition, we have experienced, and expect we may continue to experience, substantial changes in management, employees and our business structure and practices since the conservatorship began. These changes could increase our operational risk and result in business interruptions and financial losses. In addition, due to events that are wholly or partially beyond our control, our systems could fail to operate properly, which could lead to financial losses, business disruptions, legal and regulatory sanctions and reputational damage.

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

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the

“Plans”). During the quarter ended June 30, 2011, 692 restricted stock units vested, as a result of which 471 shares of common stock were issued, and 221 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to our entering into conservatorship. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

From April 1, 2011 through May 12, 2011, 2,271,392 shares of common stock were issued upon conversion of 1,474,170 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, at the option of the holders pursuant to the terms of the preferred stock. On May 13, 2011, 36,398,449 shares of common stock were issued upon the mandatory conversion of all remaining outstanding shares (20,018,947 shares) of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, in accordance with its terms. All series of preferred stock, other than the senior preferred stock, were issued prior to September 7, 2008.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this report.

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the second quarter of 2011.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased(1)	per Share	Program(2)	the Program(2)
	(Shares in thousands)

2011
April 1-30	1	$0.39	—	—
May 1-31	2	0.45	—	—
June 1-30	—	0.37	—	—

Total	3

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of $1,394 in withholding taxes due upon the vesting of previously issued restricted stock. Does not include 21,493,117 shares of 8.75% Non-Cumulative Mandatory Convertible Series 2008-1 Preferred Stock received from holders upon conversion of those shares into 38,669,841 shares of common stock.

(2)	We do not have any publicly announced share repurchase programs under which we could purchase our common stock.

Dividend Restrictions

Our payment of dividends is subject to the following restrictions:

Restrictions Relating to Conservatorship.  Our conservator announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock, other than the senior preferred stock. In addition, FHFA’s regulations relating to conservatorship and receivership operations, which became effective July 20, 2011, prohibit us from paying any dividends while in conservatorship unless authorized by the Director of FHFA. The Acting Director of FHFA directs us to make dividend payments on the senior preferred stock on a quarterly basis.

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

Date: August 5, 2011

By:	/s/ David C. Hisey
David C. Hisey
Executive Vice President and
Deputy Chief Financial Officer

Date: August 5, 2011

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

E-1

FR007