Form 10-Q
period 2011-09-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2011-11-08
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of September 30, 2011, there were 1,158,227,237 shares of common stock of the registrant outstanding.

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

You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2010 Form 10-K.

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938 to support liquidity, stability and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Our charter does not permit us to originate loans or lend money directly to consumers in the primary mortgage market. Our most significant activity is securitizing mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. We also purchase mortgage loans and mortgage-related securities for our mortgage portfolio. We use the term “acquire” in this report to refer to both our guarantees and our purchases of mortgage loans. We obtain funds to support our business activities by issuing a variety of debt securities in the domestic and international capital markets.

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

EXECUTIVE SUMMARY

In the first nine months of 2011, we continued our work to provide liquidity and support to the mortgage market, grow the strong new book of business we have been acquiring since January 1, 2009, and minimize losses on loans we acquired prior to 2009.

Providing Liquidity and Support to the Mortgage Market

Our Liquidity and Support Activities

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•	We serve as a stable source of liquidity for purchases of homes and multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $2.1 trillion in liquidity to the mortgage market from January 1, 2009 through September 30, 2011 through our purchases and guarantees of loans, including over 7.6 million single-family mortgage loans, which enabled borrowers to purchase homes or refinance their mortgages, and multifamily loans that financed nearly 967,000 units of multifamily housing.

•	We are a consistent market presence as we continue to provide liquidity to the mortgage market even when other sources of capital have exited the market, as evidenced by the events of the last few years. We estimate that we, Freddie Mac and Ginnie Mae have collectively guaranteed more than 80% of the single-family mortgages originated in the United States since January 1, 2009.

•	We have strengthened our underwriting and eligibility standards to support sustainable homeownership. Our support enables borrowers to have access to a variety of conforming mortgage products, including long-term, fixed-rate mortgages, such as the prepayable 30-year fixed-rate mortgage that protects homeowners from interest rate swings.

•	We helped more than 960,000 homeowners struggling to pay their mortgages work out their loans from January 1, 2009 through September 30, 2011, which helped to support neighborhoods, home prices and the housing market.

•	We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed during 2009 and 2010 were affordable to families earning at or below the median income in their area.

•	Borrowers typically pay a lower interest rate on loans eligible for purchase or guarantee by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage originators are generally able to offer borrowers lower mortgage rates on conforming loan products, including ours, in part because of the value investors place on GSE-guaranteed mortgage-related securities.

•	In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2010 Form 10-K in “Business—Business Segments—Capital Markets.”

2011 Acquisitions and Market Share

In the first nine months of 2011, we purchased or guaranteed approximately $445 billion in loans, measured by unpaid principal balance, which includes approximately $51 billion in delinquent loans we purchased from our single-family MBS trusts. These activities enabled our lender customers to finance approximately 1,826,000 single-family conventional loans and loans for approximately 289,000 units in multifamily properties during the first nine months of 2011.

We remained the largest single issuer of mortgage-related securities in the secondary market during the third quarter of 2011, with an estimated market share of new single-family mortgage-related securities issuances of 43.3%. Our estimated market share of new single-family mortgage-related securities issuances was 43.2% in the second quarter of 2011 and 44.5% in the third quarter of 2010.

We remained a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 20% of the outstanding debt on multifamily properties as of June 30, 2011 (the latest date for which information was available).

Summary of Our Financial Performance for the Third Quarter and First Nine Months of 2011

Our financial results for the third quarter and the first nine months of 2011 reflect the continued weakness in the housing and mortgage markets, which remain under pressure from high levels of unemployment, underemployment and the prolonged decline in home prices since their peak in the third quarter of 2006. Credit-related expenses continue to be a key driver of our net losses for each period presented. Our credit-related expenses vary from period to period primarily based on changes in home prices, borrower payment behavior, the types and volumes of loss mitigation activities completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties. The decline in interest rates during the third quarter of 2011 had a significant impact on the company’s derivative losses; however, these losses were mostly offset by fair value gains in the period related to our hedged mortgage investments for which only a portion are recorded at fair value in our financial statements. Derivative instruments are an integral part of how we manage interest rate risk and an inherent part of the cost of funding and hedging our mortgage investments. We expect high levels of period-to-period volatility in our results because our derivatives are recorded at fair value in our financial statements while some of the instruments they hedge are not recorded at fair value in our financial statements.

Comprehensive Loss

We recognized a total comprehensive loss of $5.3 billion in the third quarter of 2011, consisting of a net loss of $5.1 billion and other comprehensive loss of $197 million. In comparison, we recognized a total comprehensive loss of $2.9 billion in the second quarter of 2011, consisting of a net loss of $2.9 billion and other comprehensive income of $2 million. We recognized a total comprehensive loss of $429 million in the third quarter of 2010, consisting of a net loss of $1.3 billion and other comprehensive income of $902 million (other comprehensive income in the third quarter of 2010 was primarily driven by a reduction in our unrealized losses due to significantly improved fair value of available-for-sale securities).

Our total comprehensive loss for the first nine months of 2011 was $14.5 billion, consisting of a net loss of $14.4 billion and other comprehensive loss of $14 million. In comparison, we recognized a total comprehensive loss of $10.1 billion in the first nine months of 2010, consisting of a net loss of $14.1 billion and other comprehensive income of $3.9 billion (other comprehensive income in the first nine months of 2010 was primarily driven by a reduction in our unrealized losses due to significantly improved fair value of available-for-sale securities).

Net Loss

Third Quarter 2011 vs. Second Quarter 2011.  The $2.2 billion increase in our net loss was primarily due to $4.5 billion in net fair value losses in the third quarter of 2011 primarily driven by losses on our risk management derivatives due to a significant decline in swap interest rates during the quarter, compared with $1.6 billion in net fair value losses in the second quarter of 2011 driven by losses on risk management derivatives. In addition, we recognized foreclosed property expense of $733 million in the third quarter of 2011 compared with foreclosed property income of $478 million in the second quarter of 2011 because our estimate of amounts due to us related to outstanding repurchase requests remained relatively flat during the third quarter compared with a substantial increase in the second quarter of 2011. These losses and expenses were partially offset by a $2.4 billion decrease in our provision for credit losses primarily driven by a lower provision on individually impaired loans as the continued lower interest rate environment improved our expected cash flow projections on those loans, therefore reducing our estimated impairment.

Third Quarter 2011 vs. Third Quarter 2010.  The $3.8 billion increase in our net loss was primarily due to $4.5 billion in net fair value losses in the third quarter of 2011 primarily driven by losses on our risk management derivatives due to a significant decline in swap interest rates during the quarter, compared with

$525 million in net fair value gains in the third quarter of 2010 primarily driven by gains on our trading securities. These losses were partially offset by a $677 million decrease in credit-related expenses which was primarily driven by a lower provision on individually impaired loans as the continued lower interest rate environment improved our expected cash flow projections on those loans, therefore reducing our estimated impairment. Additionally, there was a $410 million increase in net interest income primarily from lower interest expense on funding debt.

Nine Months of 2011 vs. Nine Months of 2010.  Our net loss remained flat for the first nine months of 2011 compared with the first nine months of 2010. The key components of our net loss in both the first nine months of 2011 and the first nine months of 2010 were credit-related expenses and fair value losses, which were partially offset by net interest income.

See “Consolidated Results of Operations” for more information on our results.

Net Worth

Our net worth deficit of $7.8 billion as of September 30, 2011 reflects the recognition of our total comprehensive loss of $5.3 billion and our payment to Treasury of $2.5 billion in senior preferred stock dividends during the third quarter of 2011. The Acting Director of FHFA will submit a request to Treasury on our behalf for $7.8 billion to eliminate our net worth deficit.

In the third quarter of 2011, we received $5.1 billion in funds from Treasury to eliminate our net worth deficit as of June 30, 2011. Upon receipt of the additional funds requested to eliminate our net worth deficit as of September 30, 2011, the aggregate liquidation preference on the senior preferred stock will be $112.6 billion, which will require an annualized dividend payment of $11.3 billion. The amount of this dividend payment exceeds our reported annual net income for any year since our inception. Through September 30, 2011, we have paid an aggregate of $17.2 billion to Treasury in dividends on the senior preferred stock.

Table 1 below displays our senior preferred stock dividend payments to Treasury and Treasury draws since entering conservatorship on September 6, 2008.

Table 1:  Treasury Dividend Payments and Draw

				2011 to date	Cumulative
	2008	2009	2010	(first nine months)	Total
	(Dollars in billions)

Senior preferred stock dividends(1)	$—	$2.5	$7.7	$7.0	$17.2
Treasury draws(2)(3)	15.2	60.0	15.0	21.4	111.6
Cumulative percentage of senior preferred stock dividends to Treasury draws	0.2%	3.3%	11.3%	15.4%	15.4%

(1)	Represents total quarterly cash dividends paid to Treasury, during the periods presented, based on an annual rate of 10% per year on the aggregate liquidation preference of the senior preferred stock.

(2)	Represents the total draws received from Treasury and / or currently requested based on our quarterly net worth deficits for the periods presented. Draw requests were funded in the quarter following each quarterly net worth deficit.

(3)	Treasury draws do not include the initial $1.0 billion liquidation preference of the senior preferred stock, for which we did not receive any cash proceeds.

Total Loss Reserves

Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, increased to $75.6 billion as of September 30, 2011 from $74.8 billion as of June 30, 2011 and increased from $66.3 billion as of December 31, 2010. Our total loss reserve coverage to total nonperforming loans was 37.07% as of September 30, 2011, compared with 36.91% as of June 30, 2011 and 30.85% as of December 31, 2010. The continued stress on a broad segment of borrowers from continued high levels of unemployment and underemployment and the prolonged decline in home prices have caused our total loss reserves to remain high for the past few years. Further, the shift in our nonperforming loan balance from loans in our collective reserve to loans that are individually impaired has caused our coverage ratio to increase.

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

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations

We present a number of estimates and expectations in this executive summary regarding the profitability of single-family loans we have acquired, our single-family credit losses and credit-related expenses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Home prices are a key factor affecting the amount of credit losses and profitability we expect. As home prices decline, the loan-to-value ratios on our loans shift higher, and both the probability of default and the severity of loss increase. Furthermore, the level of regional variation in home price declines affects our results, as we will incur greater credit losses if home prices decline more significantly in regions where we have a greater concentration of loans. Our future estimates of our performance, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of the timing, level and regional variation in home price changes, changes in interest rates, unemployment, other macroeconomic variables, direct and indirect consequences resulting from failures by servicers to follow proper procedures in the administration of foreclosure cases, government policy, changes in generally accepted accounting principles (“GAAP”), credit availability, social behaviors, the volume of loans we modify, the effectiveness of our loss mitigation strategies, management of our real-estate owned (“REO”) inventory and pursuit of contractual remedies, changes in the fair value of our assets and liabilities, impairments of our assets, and many other factors, including those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report and in “Risk Factors” in our 2010 Form 10-K. For example, if the economy were to enter a deep recession, we would expect actual outcomes to differ substantially from our current expectations.

Building a Strong New Single-Family Book of Business

Expected Profitability of Our Single-Family Acquisitions

Our new single-family book of business has a strong overall credit profile and is performing well. While it is too early to know how loans in our new single-family book of business will ultimately perform, given their strong credit risk profile, low levels of payment delinquencies shortly after acquisition, and low serious delinquency rates, we expect that, over their lifetime, these loans will be profitable, by which we mean our fee income on these loans will exceed our credit losses and administrative costs for them. Table 2 provides information about whether we expect loans we acquired in 1991 through the first nine months of 2011 to be profitable, and the percentage of our single-family guaranty book of business represented by these loans as of September 30, 2011. The expectations reflected in Table 2 are based on the credit risk profile of the loans we have acquired, which we discuss in more detail in “Table 4: Credit Profile of Single-Family Conventional Loans Acquired” and in “Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business.” These expectations are also based on numerous other assumptions, including our expectations regarding home price declines set forth in “Outlook” and other macroeconomic factors. As shown in Table 2, we expect loans we have acquired in 2009, 2010 and the first nine months of 2011 to be profitable over their lifetime. If future macroeconomic conditions turn out to be more adverse than our expectations, these loans could become unprofitable. For example, we believe that credit losses on these loans would exceed guaranty fee revenue if home prices declined nationally by approximately 10% from their September 2011 levels over the next five years based on our home price index. See “Outlook” for our expectations regarding home price declines.

Table 2:  Expected Lifetime Profitability of Single-Family Loans Acquired in 1991 through the First Nine Months of 2011

As Table 2 shows, the years in which we acquired single-family loans that we expect will be unprofitable are 2004 through 2008. A substantial majority of our realized credit losses since the beginning of 2009 were attributable to loans we acquired in 2005 through 2008. Although the 2004 vintage has been profitable to date, we currently believe that this vintage will not be profitable over its lifetime. While we previously believed the 2004 vintage would perform close to break-even, in 2011 our expectations for long-term home price changes have worsened, which has changed our expectation of future borrower behavior regarding these loans. We expect the 2005 through 2008 vintages to be significantly more unprofitable than the 2004 vintage. The loans we acquired in 2004 were originated under more conservative acquisition policies than loans we acquired from 2005 through 2008; however, because our 2004 acquisitions were made during a time when home prices were rapidly increasing, their performance is expected to suffer from the significant decline in home prices since 2006. The ultimate long-term performance and profitability of the 2004 vintage will depend on many factors, including changes in home prices, other economic conditions and borrower behavior.

Loans we have acquired since the beginning of 2009 comprised 49% of our single-family guaranty book of business as of September 30, 2011. Our 2005 to 2008 acquisitions are becoming a smaller percentage of our single-family guaranty book of business, having decreased from 39% of our single-family guaranty book of business as of December 31, 2010 to 33% as of September 30, 2011. Our 2004 acquisitions constituted 5% of our single-family guaranty book of business as of September 30, 2011.

Serious Delinquency Rates by Year of Acquisition

In our experience, an early predictor of the ultimate performance of a portfolio of loans is the rate at which the loans become seriously delinquent (three or more months past due or in the foreclosure process) within a short period of time after acquisition. Loans we acquired in 2009 and 2010 have experienced historically low levels of delinquencies shortly after their acquisition. Table 3 shows, for single-family loans we acquired in each year from 2001 to 2010, the percentage that were seriously delinquent as of the end of the third quarter following the year of acquisition. Loans we acquired in 2011 are not included in this table because they were originated so recently that many of them could not yet have become seriously delinquent. As Table 3 shows, the percentage of our 2009 acquisitions that were seriously delinquent as of the end of the third quarter following their acquisition year was approximately nine times lower than the average comparable serious delinquency rate for loans acquired in 2005 through 2008. For loans originated in 2010, this percentage was approximately ten times lower than the average comparable rate for loans acquired in 2005 through 2008. Table 3 also shows serious delinquency rates for each year’s acquisitions as of September 30, 2011. Except for 2008 acquisitions, whose performance has been affected by changes in underwriting and eligibility standards that became effective during the course of 2008, and more recent acquisition years, whose serious delinquency rates are likely lower than they will be after the loans have aged, Table 3 shows that the current serious delinquency rate generally tracks the trend of the serious delinquency rate as of the end of the third quarter following the year of acquisition. Below the table we provide information about the economic environment in which the loans were acquired, specifically home price appreciation and unemployment levels.

Table 3:  Single-Family Serious Delinquency Rates by Year of Acquisition

*	For 2010, the serious delinquency rate as of September 30, 2011 is the same as the serious delinquency rate as of the end of the third quarter following the acquisition year.

(1)	Based on Fannie Mae’s Home Price Index (HPI), which measures average price changes based on repeat sales on the same properties. For 2011, the data show an initial estimate based on purchase transactions in Fannie-Freddie acquisition and public deed data available through the end of September 2011, supplemented by preliminary data available for October 2011. Previously reported data have been revised to reflect additional available historical data. Including subsequently available data may lead to materially different results. We recently enhanced our home price estimates to identify and exclude a greater portion of foreclosed home sales. As a result, some period to period comparisons of home prices differ from those indicated by our prior estimates.

(2)	Based on the average national unemployment rates for each month reported in the labor force statistics current population survey (CPS), Bureau of Labor Statistics.

Credit Profile of Our Single-Family Acquisitions

Single-family loans we purchased or guaranteed from 2005 through 2008 were acquired during a period when home prices were rising rapidly, peaked, and then started to decline sharply, and underwriting and eligibility standards were more relaxed than they are now. These loans were characterized, on average and as discussed below, by higher loan-to-value (“LTV”) ratios and lower FICO credit scores than loans we have acquired since January 1, 2009. In addition, many of these loans were Alt-A loans or had other higher-risk loan attributes such as interest-only payment features. As a result of the sharp declines in home prices, 34% of the loans that we acquired from 2005 through 2008 had mark-to-market LTV ratios that were greater than 100% as of September 30, 2011, which means the principal balance of the borrower’s primary mortgage exceeded the current market value of the borrower’s home. This percentage is higher when second lien loans are included. The sharp decline in home prices, the severe economic recession that began in December 2007 and continued through June 2009, and continuing high unemployment and underemployment have significantly and adversely impacted the performance of loans we acquired from 2005 through 2008. We are continuing to take a number of actions to reduce our credit losses. We discuss these actions and our strategy in “Reducing Credit Losses on Our Legacy Book of Business” and “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

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

Table 4:  Credit Profile of Single-Family Conventional Loans Acquired(1)

	Acquisitions from 2009	Acquisitions from 2005
	through the first nine months of 2011	through 2008

Weighted average loan-to-value ratio at origination	68%	73%
Weighted average FICO credit score at origination	761	722
Fully amortizing, fixed-rate loans	95%	86%
Alt-A loans(2)	1%	14%
Interest-only	1%	12%
Original loan-to-value ratio > 90%	6%	11%
FICO credit score < 620	*	5%

*	Represents less than 0.5% of the total acquisitions.

(1)	Loans that meet more than one category are included in each applicable category.

(2)	Newly originated Alt-A loans acquired in 2009 through 2011 consist of the refinance of existing Alt-A loans.

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

The credit risk profile of our acquisitions since the beginning of 2009 has been influenced further by the significant percentage of refinanced loans. Historically, refinanced loans generally have better credit profiles than purchase money loans. As we discuss in “Outlook” below, we expect fewer refinancings in 2011 and 2012 than in 2010.

Since 2009, our acquisitions have included a significant number of loans refinanced under our Refi Plustm initiative, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. Our acquisitions under Refi Plus include our acquisitions under the Home Affordable Refinance Program (“HARP”), which was established by the Administration to help borrowers who may be unable to refinance the mortgage loan on their primary residence due to a decline in home values. The approximately 536,000 loans we acquired under Refi Plus in the first nine months of 2011 constituted approximately 27% of our total single-family acquisitions for the period, compared with approximately 23% of total single-family acquisitions in all of 2010. Under Refi Plus we acquire refinancings of performing Fannie Mae loans that have current LTV ratios up to 125% and, in some cases, lower FICO credit scores than we generally require. While it is too early to determine whether loans with higher risk characteristics refinanced under the Refi Plus program will perform differently from other refinanced loans, we expect Refi Plus loans will perform better than the loans they replace because Refi Plus loans reduce the borrowers’ monthly payments or otherwise should provide more sustainability than the borrowers’ old loans (for example, by having a fixed rate instead of an adjustable rate). Loans refinanced through the Refi Plus initiative in the first nine months of 2011 reduced borrowers’ monthly mortgage payments by an average of $171. This figure reflects all refinancings under Refi Plus, even those that involved a reduced term, and therefore higher monthly payments.

The LTV ratios at origination for our 2010 and 2011 acquisitions are higher than for our 2009 acquisitions, primarily due to our acquisition of Refi Plus loans. The percentage of loans with LTV ratios at origination greater than 90% has increased from 4% for 2009 acquisitions to 7% for 2010 acquisitions and 10% for acquisitions in the first nine months of 2011. We expect our acquisition of loans with high LTV ratios will increase in 2012 as a result of recently announced changes to HARP, which we discuss in “Legislative and Regulatory Developments—Changes to the Home Affordable Refinance Program.”

Despite the increases in LTV ratios at origination associated with Refi Plus, the overall credit profile of our 2010 and 2011 acquisitions, like that of our 2009 acquisitions, is significantly stronger than the credit profile of our 2005 through 2008 acquisitions. Whether the loans we acquire in the future will exhibit an overall credit profile similar to our acquisitions since the beginning of 2009 will depend on a number of factors, including our future eligibility standards and those of mortgage insurers, the percentage of loan originations representing refinancings, the volume and characteristics of loans we acquire under the recently announced changes to HARP terms, our future objectives, government policy, and market and competitive conditions.

Expected Losses on Our Legacy Book of Business

The single-family credit losses we realized from January 1, 2009 through September 30, 2011, combined with the amounts we have reserved for single-family credit losses as of September 30, 2011, as described below, total approximately $135 billion. A substantial majority of these losses are attributable to single-family loans we purchased or guaranteed from 2005 through 2008.

While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we will realize when the loans are charged off (upon foreclosure or our acceptance of a short sale or deed-in-lieu of foreclosure), we estimate that we have reserved for the substantial majority of the remaining losses on these loans. Even though we believe a substantial majority of the credit losses we have yet to realize on these loans has already been reflected in our results of operations as credit-related expenses, our credit-related expenses remain high as weakness in the housing and mortgage markets continues. We also expect that future defaults on loans in our legacy book of business and the resulting charge-offs will occur over a period of years. In addition, given the large current and anticipated supply of single-family homes in the market, we anticipate that it will take years before our REO inventory is reduced to pre-2008 levels.

We show how we calculate our realized credit losses in “Table 15: Credit Loss Performance Metrics.” Our reserves for credit losses described in this discussion consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses (collectively, our “total loss reserves”), plus the portion of fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets that we estimate represents accelerated credit losses we expect to realize. For more information on our reserves for credit losses, see “Table 12: Total Loss Reserves.”

The fair value losses that we consider part of our reserves are not included in our “total loss reserves.” We recorded the majority of these fair value losses prior to our adoption in 2010 of accounting standards on the transfers of financial assets and the consolidation of variable interest entities. Before we adopted these standards, upon our acquisition of credit-impaired loans out of unconsolidated MBS trusts, we recorded fair value loss charge-offs against our reserve for guaranty losses. The amount of these charge-offs was the amount by which the acquisition cost of these loans exceeded their estimated fair value. We expect to realize a portion of these fair value losses as credit losses in the future (for loans that eventually involve charge-offs or foreclosure), yet these fair value losses have already reduced the mortgage loan balances reflected in our condensed consolidated balance sheets and have effectively been recognized in our condensed consolidated statements of operations and comprehensive loss through our provision for guaranty losses. We consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize credit losses on the acquired loans in the future.

Reducing Credit Losses on Our Legacy Book of Business

To reduce the credit losses we ultimately incur on our legacy book of business, we have been focusing our efforts on the following strategies:

•	Reducing defaults by offering borrowers solutions that enable them to keep their homes (“home retention solutions”);

•	Pursuing “foreclosure alternatives,” which help borrowers avoid foreclosure, to reduce the severity of the losses we incur;

•	Efficiently managing timelines for home retention solutions, foreclosure alternatives, and foreclosures;

•	Improving servicing standards and execution;

•	Managing our REO inventory to minimize costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

As we work to reduce credit losses, we also seek to assist distressed borrowers, help stabilize communities, and support the housing market. In dealing with distressed borrowers, we first seek home retention solutions before turning to foreclosure alternatives. When there is no viable home retention solution or foreclosure alternative that can be applied, we seek to move to foreclosure expeditiously. Prolonged delinquencies can hurt local home values and destabilize communities, as these homes often go into disrepair. As a general rule, the longer borrowers remain delinquent, the greater our costs.

Reducing Defaults.  Home retention solutions are a key element of our strategy to reduce defaults, and the majority of our home retention solutions are loan modifications. Successful modifications allow borrowers who were having problems making their pre-modification mortgage payments to remain in their homes. While loan modifications contribute to higher credit-related expenses in the near term, we believe that successful modifications (those that enable borrowers to remain current on their loans) will ultimately reduce our credit losses over the long term from what they otherwise would have been if we had taken the loans to foreclosure. We completed approximately 161,000 loan modifications in the first nine months of 2011, bringing the total number of loan modifications we have completed since January 2009 to over 660,000. The substantial majority of these modifications involved deferring or lowering borrowers’ monthly mortgage payments, which we believe increases the likelihood borrowers will be able to remain current on their modified loans. Whether our modifications are ultimately successful depends heavily on economic factors, such as unemployment rates, household wealth and income, and home prices. See “Table 40: Statistics on Single-Family Loan Workouts” and the accompanying discussion for additional information on our home retention efforts, including our modifications, as well as our foreclosure alternatives. For a description of the impact of modifications on our credit-related expenses, see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

Pursuing Foreclosure Alternatives.  If we are unable to provide a viable home retention solution for a distressed borrower, we seek to offer a foreclosure alternative and complete it in a timely manner. Our foreclosure alternatives are primarily preforeclosure sales, which are sometimes referred to as “short sales,” as well as deeds-in-lieu of foreclosure. These alternatives are intended to reduce the severity of our loss resulting from a borrower’s default while enabling the borrower to avoid going through a foreclosure. We provide information about the volume of foreclosure alternatives we completed in the first nine months of 2011 in “Table 5: Credit Statistics, Single-Family Guaranty Book of Business.”

Managing Timelines for Workouts and Foreclosures.  We refer to home retention solutions and foreclosure alternatives as “workouts.” We believe that home retention solutions are most effective in preventing defaults when completed at an early stage of delinquency. Similarly, our foreclosure alternatives are more likely to be successful in reducing our loss severity if they are executed expeditiously. Accordingly, it is important to us for our servicers to work with delinquent borrowers early in the delinquency to determine whether home retention solutions or foreclosure alternatives will be viable and, where no workout solution is viable, to reduce delays in proceeding to foreclosure.

Circumstances in the foreclosure environment have resulted in foreclosures proceeding at a slow pace. As a result of the housing market downturn that began in 2006 and significantly worsened in 2008, the volume of foreclosures to be processed by servicers and states significantly increased in 2009 and the first nine months of 2010. In October 2010, a number of single-family mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their foreclosure processes and the processes of their service providers. In response to the foreclosure process deficiencies, some states changed their foreclosure processes to require additional review and verification of the accuracy of pending and future foreclosure filings. Some states also added requirements to the foreclosure process, including mediation processes and requirements to file new affidavits. Further, some state courts have issued rulings calling into question the validity of some existing foreclosure practices. These actions halted or significantly delayed not only existing, but new foreclosures. As an example, in December 2010, the New Jersey Supreme Court halted all uncontested residential foreclosure proceedings by six large loan servicers for a period of approximately nine months until those servicers demonstrated that their foreclosure processes were compliant with law. New Jersey also imposed a new requirement that counsel certify the accuracy of all pending and future foreclosure complaints. In addition, in August 2011 a New Jersey appellate decision held that defects in notices of intent to foreclose required dismissal and restart of the pending foreclosure process rather than simply correcting the defective notices. We had more than 22,000 loans in foreclosure in New Jersey as of the beginning of the third quarter of 2011, but foreclosures during the quarter led to our acquiring only 151 REO properties.

While servicers have generally ended their outright foreclosure halts, they continue to process foreclosures at a slow pace as they update their procedures to remediate their process deficiencies and meet new legislative, regulatory and judicial requirements. In addition, servicers and states are dealing with the backlog of foreclosures resulting from these delays and from the elevated level of foreclosures resulting from the housing market downturn. For foreclosures completed in the third quarter of 2011, measuring from the last monthly period for which the borrowers fully paid their mortgages to when we added the related properties to our REO inventory, the average number of days it took in each state to ultimately foreclose ranged from 374 days in Missouri to 906 days in Florida. Florida accounted for 29% of our loans that were in the foreclosure process as of September 30, 2011.

These extended time periods to complete foreclosures increase our costs of holding these loans. In addition, to the extent home prices decline while foreclosure proceedings are drawn out, the proceeds we ultimately receive from the sale of the foreclosed properties will be lower. Slower foreclosures also result in loans remaining seriously delinquent in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last year than it would have if the pace of foreclosures had been faster. We believe the changes in the foreclosure environment discussed above will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses. Moreover, we believe these conditions will delay the recovery of the housing market because it will take longer to clear the market’s supply of distressed homes. Distressed homes typically sell at a discount compared to non-distressed homes and, therefore, a lingering population of distressed homes will continue to negatively affect overall home prices. See “Risk Factors” for further information about the potential impact of the foreclosure process deficiencies and resulting changes in the foreclosure environment on our business, results of operations, financial condition and net worth.

Improving Servicing Standards and Execution.  The performance of our mortgage servicers is critical to our success in reducing defaults, completing foreclosure alternatives and managing workout and foreclosure timelines efficiently, because servicers are the primary point of contact with borrowers. Improving servicing standards is therefore a key aspect of our strategy to reduce our credit losses. We have taken a number of steps to improve the servicing of our delinquent loans.

•	In June 2011, we issued new standards for mortgage servicers under FHFA’s Servicing Alignment Initiative. The initiative is aimed at establishing consistency in the servicing of delinquent loans owned or guaranteed by Fannie Mae and Freddie Mac. Among other things, the new servicing standards, which became effective October 1, 2011, are designed to result in earlier, more frequent and more effective contact with borrowers and to improve servicer performance by providing servicers monetary incentives for exceeding loan workout benchmarks and by imposing fees on servicers for failing to meet loan workout benchmarks or foreclosure timelines.

•	In some cases, we transfer servicing on loan populations that include loans with higher-risk characteristics to special servicers with whom we have worked to develop high-touch protocols for servicing these loans. These protocols include lowering the ratio of loans per servicer employee, prescribing borrower outreach strategies to be used at earlier stages of delinquency, and providing distressed borrowers a single point of contact to resolve issues. Transferring servicing on higher-risk loans enables the borrowers (and loans) to benefit from these high-touch protocols while increasing the original servicer’s capacity to service the remaining loans, creating an opportunity to improve service to the remaining borrowers.

•	In September 2011, we issued our first ratings of servicers’ performance under our Servicer Total Achievement and Rewards (“STAR”) program. The STAR program is designed to encourage improvements in customer service and foreclosure prevention outcomes for homeowners by rating servicers on their performance in these areas.

While we believe these steps will improve the servicing on our loans, ultimately we are dependent on servicers’ willingness, efficiency and ability to implement our home retention solutions and foreclosure alternatives, and to manage timelines for workouts and foreclosures.

Managing Our REO Inventory.  Efficient management of our REO inventory of homes acquired through deed-in-lieu of foreclosure or foreclosure is another critical element of our strategy for reducing credit losses. Since January 2009, we have strengthened our REO sales capabilities by increasing resources in this area, as we continue to manage our REO inventory to reduce costs and maximize sales proceeds. As Table 5 shows, in the first nine months of 2011 we have already disposed of as many properties as we did in all of 2010, and our dispositions in 2010 represented a 51% increase over our dispositions in 2009.

Neighborhood stabilization is a core principle in our approach to managing our REO inventory. In the first nine months of 2011, we completed repairs to approximately 69,300 properties sold from our single-family REO inventory, at an average cost of $6,122 per property. Repairing REO properties increases sales to owner occupants and increases financing options for REO buyers. In addition, our “First Look” marketing period contributes to neighborhood stabilization by encouraging homeownership. During this “First Look” period, owner occupants, some nonprofit organizations and public entities may submit offers and purchase properties without competition from investors. During the first nine months of 2011, approximately 113,900 of the single-family properties we sold were purchased by owner-occupants, nonprofit organizations or public entities.

We currently lease properties to tenants who occupied the properties before we acquired them into our REO inventory, which can minimize disruption by providing additional time to find alternate housing, help stabilize local communities, provide us with rental income, and support our compliance with federal and state laws protecting tenants in foreclosed properties. As of September 30, 2011, approximately 10,000 tenants leased our REO properties.

The changing foreclosure environment discussed above has delayed our acquisitions of REO properties. Given the large number of seriously delinquent loans in our single-family guaranty book of business and the large existing and anticipated supply of single-family homes in the market, we expect it will take years before our REO inventory approaches pre-2008 levels.

Pursuing Contractual Remedies.  We conduct targeted reviews of our loans and, when we discover loans that do not meet our underwriting or eligibility requirements, we may make demands for lenders to repurchase these loans or compensate us for losses sustained on the loans. We also make demands for lenders to repurchase or compensate us for loans for which the mortgage insurer rescinds coverage. The volume of our repurchase requests rose in 2010 as compared with 2009 and has remained high through the first nine months of 2011. During the first nine months of 2011, lenders repurchased from us or reimbursed us for losses on approximately $8.8 billion in loans, measured by unpaid principal balance, pursuant to their contractual obligations. In addition, as of September 30, 2011, we had outstanding requests for lenders to repurchase from us or reimburse us for losses on $9.5 billion in loans, of which 25.4% had been outstanding for more than 120 days.

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

We are also pursuing contractual remedies from providers of credit enhancement on our loans, including mortgage insurers. We received proceeds under our mortgage insurance policies for single-family loans of $4.6 billion for the first nine months of 2011. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for a discussion of our repurchase and reimbursement requests and outstanding receivables from mortgage insurers, as well as the risk that one or more of these counterparties fails to fulfill its obligations to us.

We believe the actions we have taken to stabilize the housing market and minimize our credit losses will reduce our future credit losses below what they otherwise would have been. However, continuing change in broader market conditions makes it difficult to predict how effective these actions ultimately will be in reducing our credit losses. Moreover, it will be difficult to measure the ultimate impact of our actions, given that current conditions in the housing market are unprecedented.

For more information on the strategies and actions we are taking to minimize our credit losses, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2010 Form 10-K and in this report.

Credit Performance

Table 5 presents information for each of the last seven quarters about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The workout information in Table 5 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 5:  Credit Statistics, Single-Family Guaranty Book of Business(1)

	2011				2010
	Q3				Full
	YTD	Q3	Q2	Q1	Year	Q4	Q3	Q2	Q1
	(Dollars in millions)

As of the end of each period:
Serious delinquency rate(2)	4.00%	4.00%	4.08%	4.27%	4.48%	4.48%	4.56%	4.99%	5.47%
Nonperforming loans(3)	$202,522	$202,522	$200,793	$206,098	$212,858	$212,858	$212,305	$217,216	$222,892
Foreclosed property inventory:
Number of properties	122,616	122,616	135,719	153,224	162,489	162,489	166,787	129,310	109,989
Carrying value	$11,039	$11,039	$12,480	$14,086	$14,955	$14,955	$16,394	$13,043	$11,423
Combined loss reserves(4)	$70,741	$70,741	$68,887	$66,240	$60,163	$60,163	$58,451	$59,087	$58,900
Total loss reserves(5)	$73,973	$73,973	$73,116	$70,466	$64,469	$64,469	$63,105	$64,877	$66,479
During the period:
Foreclosed property (number of properties):
Acquisitions(6)	152,440	45,194	53,697	53,549	262,078	45,962	85,349	68,838	61,929
Dispositions	(192,313)	(58,297)	(71,202)	(62,814)	(185,744)	(50,260)	(47,872)	(49,517)	(38,095)
Credit-related expenses(7)	$21,821	$4,782	$5,933	$11,106	$26,420	$4,064	$5,559	$4,871	$11,926
Credit losses(8)	$13,798	$4,384	$3,810	$5,604	$23,133	$3,111	$8,037	$6,923	$5,062
Loan workout activity (number of loans):
Home retention loan workouts(9)	188,205	68,227	59,019	60,959	440,276	89,691	113,367	132,192	105,026
Preforeclosure sales and deeds-in-lieu of foreclosure	57,602	19,306	21,176	17,120	75,391	15,632	20,918	21,515	17,326

Total loan workouts	245,807	87,533	80,195	78,079	515,667	105,323	134,285	153,707	122,352

Loan workouts as a percentage of delinquent loans in our guaranty book of business(10)	26.58%	28.39%	25.71%	25.01%	37.30%	30.47%	37.86%	41.18%	31.59%

(1)	Our single-family guaranty book of business consists of (a) single-family mortgage loans held in our mortgage portfolio, (b) single-family mortgage loans underlying Fannie Mae MBS, and (c) other credit enhancements that we provide on single-family mortgage assets, such as long-term standby commitments. It excludes non-Fannie Mae mortgage-related securities held in our mortgage portfolio for which we do not provide a guaranty.

(2)	Calculated based on the number of single-family conventional loans that are three or more months past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business. We include all of the single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)	Represents the total amount of nonperforming loans including troubled debt restructurings and HomeSaver Advance (“HSA”) first-lien loans. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. HSA first-lien loans are unsecured personal loans in the amount of past due payments used to bring mortgage loans current. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

(4)	Consists of the allowance for loan losses for loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

(5)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(6)	Includes acquisitions through deeds-in-lieu of foreclosure.

(7)	Consists of the provision for loan losses, the provision (benefit) for guaranty losses and foreclosed property expense (income).

(8)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense; adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)	Consists of (a) modifications, which do not include trial modifications or repayment plans or forbearances that have been initiated but not completed; (b) repayment plans and forbearances completed and (c) HomeSaver Advance first-lien loans. See “Table 40: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management” for additional information on our various types of loan workouts.

(10)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. This decrease is primarily the result of home retention solutions, as well as foreclosure alternatives and completed foreclosures. The decrease is also attributable to our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans have become an increasingly larger portion of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent.

Although our single-family serious delinquency rate has decreased significantly since the first quarter of 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent has been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. As described in “Reducing Credit Losses on Our Legacy Book of Business—Managing Timelines for Workouts and Foreclosures,” high levels of foreclosures, continuing issues in the servicer foreclosure process, changes in state foreclosure laws, and new court rules and proceedings have lengthened the time it takes to foreclose on a mortgage loan in many states. We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, the volume of loan modifications, and the extent to which borrowers with modified loans continue to make timely payments.

We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Housing and Mortgage Market and Economic Conditions

During the third quarter of 2011, economic activity picked up from the pace of the second quarter. The inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.5% on an annualized basis during the quarter, according to the Bureau of Economic Analysis advance estimate. The overall economy gained an estimated 389,000 jobs in the third quarter as a result of employment growth in the private sector. According to the U.S. Bureau of Labor Statistics, as of October 2011, over the past 12 months through September there has been an increase of 1.6 million non-farm jobs. The unemployment rate was 9.1% in September 2011, compared with 9.2% in June 2011, based on data from the U.S. Bureau of Labor Statistics. Employment will likely need to post sustained improvement for an extended period to have a positive impact on housing. We estimate the likelihood of a recession by the end of next year at close to 50%.

Existing home sales remained weak during the third quarter of 2011, averaging slightly below second quarter levels. Sales of foreclosed homes and short sales (“distressed sales”) continued to represent an outsized portion of the market. Distressed sales accounted for 30% of existing home sales in September 2011, down from 35% in September 2010, according to the National Association of REALTORS®. New home sales during the third quarter of 2011 were also below second quarter levels, remaining at historically low levels.

The overall mortgage market serious delinquency rate has trended down since peaking in the fourth quarter of 2009 but has remained historically high at 7.9% as of June 30, 2011, according to the Mortgage Bankers Association National Delinquency Survey. While the supply of new single-family homes as measured by the inventory/sales ratio declined to its long-term average level in September, the inventory/sales ratio for existing single-family homes remained above average. Properties that are vacant and held off the market, combined with the portion of properties backing seriously delinquent mortgages not currently listed for sale, represent a significant shadow inventory putting downward pressure on home prices.

We estimate that home prices on a national basis decreased by 0.2% in the third quarter of 2011 and have declined by 21.0% from their peak in the third quarter of 2006. We recently enhanced our method for estimating home price changes to exclude a greater portion of foreclosed home sales, as we discuss below in “Outlook.” If these enhancements had been in place last quarter, instead of reporting a 21.6% decline in home prices through the second quarter of 2011 from their peak, we would have reported a 20.9% decline. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices has left many homeowners with “negative equity” in their mortgages, which means their principal mortgage balance exceeds the current market value of their home. According to CoreLogic, approximately 11 million, or 23%, of all residential properties with mortgages were in a negative equity position in the second quarter of 2011. This increases the risk that borrowers might walk away from their mortgage obligations, causing the loans to become delinquent and proceed to foreclosure.

During the third quarter of 2011, national multifamily market fundamentals, which include factors such as effective rents and vacancy rates, continued to improve, benefiting from rental demand. Based on preliminary third-party data, we estimate that the national multifamily vacancy rate fell to 6.50% in the third quarter of 2011, after having fallen to 6.75% in the second quarter of 2011. In addition, we estimate that average asking rents increased for the sixth quarter in a row, climbing by 1.0% in the third quarter of 2011 on a national basis. As indicated by data from Axiometrics, Inc., multifamily concession rates, the rental discount rate as a percentage of asking rents, declined to about -3.0% as of September 2011. The increase in overall rental demand was also reflected in an estimated increase of 36,000 units in the net number of occupied rental units during the third quarter of 2011, according to preliminary data from Reis, Inc. Although national multifamily market fundamentals continued to improve, certain local markets and properties continued to underperform compared to the rest of the country due to localized underlying economic conditions.

Outlook

Overall Market Conditions.  We expect weakness in the housing and mortgage markets to continue in the fourth quarter of 2011. The high level of delinquent mortgage loans will ultimately result in high levels of foreclosures, which is likely to add to the excess housing inventory. Home sales are unlikely to rise before the unemployment rate improves further.

We expect that single-family default and severity rates, as well as the level of single-family foreclosures, will remain high in 2011. Despite signs of multifamily sector improvement at the national level, we expect multifamily charge-offs in 2011 to remain generally commensurate with 2010 levels as certain local markets and properties continue to exhibit weak fundamentals. Conditions may worsen if the unemployment rate increases on either a national or regional basis.

Although we expect the recently announced changes to HARP will result in our acquiring more refinancings in 2012 than we would have acquired in the absence of the changes, we expect fewer refinancings overall in each of 2011 and 2012 than in 2010 as a result of the high number of mortgages that have already refinanced to low rates in recent years. As a result, we expect the pace of our loan acquisitions for each of 2011 and for 2012 will be lower than in 2010. Our loan acquisitions also could be negatively affected by the decrease in the fourth quarter of 2011 in the maximum size of loans we may acquire in specified high-cost areas from $729,750 to $625,500. In addition, if the Federal Housing Administration (“FHA”) continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, our market share could be adversely impacted. As our acquisitions decline, our future revenues will be negatively impacted.

We estimate that total originations in the U.S. single-family mortgage market in 2011 will decrease from 2010 levels by approximately 23%, from an estimated $1.7 trillion to an estimated $1.3 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $1.1 trillion to approximately $905 billion. Refinancings comprised approximately 74% of our single-family business volume in the first nine months of 2011, compared with 78% for all of 2010.

Home Price Declines.  While the rate of decline in home prices has moderated in recent quarters, we continue to expect that home prices on a national basis will decline further before stabilizing in 2012. We currently expect a peak-to-trough home price decline on a national basis ranging from 22% to 28%, and that it would take the occurrence of an additional adverse economic event to reach the high end of the range. Future home price changes may be very different from our estimates as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to housing finance reform; the management of the Federal Reserve’s MBS holdings; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our estimates of home price declines are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. Our 22% to 28% peak-to-trough home price decline estimate corresponds to an approximate 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas the S&P/Case-Shiller index weights expectations based on property value, causing home price declines on higher priced homes to have a greater effect on the overall result; and (2) the S&P/Case-Shiller index includes sales of foreclosed homes while our estimates attempt to exclude foreclosed home sales, because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values. We believe, however, that the impact of sales of foreclosed homes is indirectly reflected in our estimates as a result of their impact on the pricing of non-distressed sales. We recently enhanced our home price estimates to identify and exclude a greater portion of foreclosed home sales. As a result, some period to period comparisons of home prices differ from those indicated by our prior estimates. We calculate the S&P/Case-Shiller comparison numbers by modifying our internal home price estimates to account for weighting based on property value and the impact of foreclosed property sales. In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not modified to account for this data pool difference.

Credit-Related Expenses and Credit Losses.  Our credit-related expenses, which include our provision for credit losses, reflect our recognition of losses on our loans. Through our provision for credit losses, we recognize credit-related expenses on loans in the period in which we determine that we have incurred a probable loss on the loans as of the end of the period, or in which we have granted concessions to the borrowers. Accordingly, our credit-related expenses are affected by changes in home prices, borrower payment behavior, the types and volumes of loss mitigation activities we complete, and estimated recoveries from our lender and mortgage insurer counterparties. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, when foreclosure sales are completed or when we accept short sales or deeds in lieu of foreclosure. We expect our credit losses in 2011 to be lower than in 2010, as delays in foreclosures keep us from realizing credit losses until later periods. We describe our credit loss outlook above under “Our Strong New Book of Business and Expected Losses on our Legacy Book of Business—Expected Losses on Our Legacy Book of Business.”

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

We expect that Congress will continue to hold hearings and consider legislation in the remainder of 2011 and in 2012 on the future status of Fannie Mae and Freddie Mac. Several bills have been introduced that would place the GSEs into receivership after a period of time and either grant federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or leave secondary mortgage market activities to entities in the private sector. For example, legislation has been introduced in both the House of

Representatives and the Senate that would require FHFA to make a determination within two years of enactment whether the GSEs were financially viable and, if the GSEs were determined not to be financially viable, to place them into receivership. As drafted, these bills may upon enactment impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and ongoing liabilities.

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

We expect additional legislation relating to the GSEs to be introduced and considered by Congress in the remainder of 2011 and in 2012. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

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

Changes to the Home Affordable Refinance Program

On October 24, 2011, FHFA, Fannie Mae, and Freddie Mac announced changes to HARP aimed at making refinancing under the program easier and potentially less expensive for qualifying homeowners and encouraging lenders to participate in the program. While HARP previously limited eligibility to borrowers with mortgage loans that had LTV ratios no greater than 125%, the new HARP guidelines remove that ceiling when a borrower refinances into a new fixed-rate mortgage. Other changes to HARP include:

•	eliminating certain risk-based fees for borrowers who refinance into shorter-term loans and lowering fees for other borrowers;

•	eliminating the need for a new property appraisal in many cases;

•	extending the ending date for HARP from June 2012 to December 2013; and

•	reducing the extent to which lenders will be liable for violations of representations and warranties in connection with refinancings under HARP.

We are working with FHFA to finalize the fees that we will charge for loans refinanced under HARP’s new terms. We expect these fees to be announced in the fourth quarter of 2011. At this time, we do not know how many eligible borrowers are likely to refinance under the program and, therefore, how many HARP loans we will acquire.

We may incur additional credit-related expenses as a result of these changes to HARP. However, we believe the expanded refinance opportunities for borrowers under HARP may help prevent future delinquencies and defaults, because loans refinanced under the program reduce the borrowers’ monthly payments or otherwise should provide more sustainability than the borrowers’ old loans (for example, by having a fixed rate instead of an adjustable rate). The extent to which these factors will impact our results of operations will depend on a number of factors, including the terms, credit profile and volume of our acquisitions under the revised program. See “Risk Factors” for a discussion of how efforts we may undertake in support of the housing market may affect us.

Discontinuation of Our Retained Attorney Network

On October 18, 2011, FHFA directed us to phase out the practice of requiring mortgage servicers to use our network of retained attorneys to perform default- and foreclosure-related legal services for our loans. FHFA also directed us to work with Freddie Mac, through FHFA’s Servicing Alignment Initiative, to develop and implement consistent requirements, policies and processes for default- and foreclosure-related legal services. As set forth in FHFA’s directive, we will conduct these activities over a transitional period and will seek to minimize disruption to pending matters. During the transitional period, servicers will continue to be directly responsible for managing the foreclosure process and monitoring network firm performance, in accordance with our current requirements and contractual arrangements. Phasing out the use of our retained attorney network may make it more difficult for us to oversee the performance of default- and foreclosure-related legal services for our loans, which may adversely impact our efforts to reduce our credit losses.

Proposed Changes to Our Single-Family Guaranty Fee Pricing

Consistent with the recommendation in the Administration’s report on ending the conservatorships of Fannie Mae and Freddie Mac, we expect that single-family guaranty fees will increase in the coming years, although we do not know the timing, form or extent of these increases. There have been recent public discussions of potential fee increases by the Administration, members of Congress, and FHFA. On September 23, 2011, the Administration submitted a legislative proposal to the Joint Select Committee on Deficit Reduction which would, among other matters, mandate FHFA to require Fannie Mae and Freddie Mac to impose an additional fee, the Conservatorship Recoupment Guarantee Fee, on all single-family mortgages guaranteed on or after January 1, 2013. The proposal requires that the new fee be not less than 10 basis points. The proposal also provides discretion for FHFA to mandate the imposition of a delivery fee in lieu of a guaranty fee increase. Certain members of Congress have also recommended that the Joint Select Committee on Deficit Reduction mandate that FHFA require the GSEs to increase their guaranty fees. In addition, FHFA’s Acting Director expressed in a public speech in September 2011 that he expects guaranty fees to increase beginning in 2012.

Servicing Compensation Initiative

In September 2011, FHFA issued a discussion paper to propose and seek comments on two new possible mortgage servicing compensation structures in connection with its joint initiative on servicing compensation announced earlier this year. The joint initiative, which FHFA directed Fannie Mae and Freddie Mac to work on in coordination with FHFA and HUD, was established to consider alternatives for future mortgage servicing structures and servicing compensation for single-family mortgage loans. One possible structure presented in the discussion paper, which FHFA described as representing a modest change to the current model, provides for a reduced minimum servicing fee accompanied by a reserve account. The reserve account would be available to offset unexpectedly high servicing costs resulting from extraordinary deteriorations in industry conditions. The second possible structure, which FHFA characterized as a fundamental change to the current model, introduces a fee for service structure that provides for a base servicing fee for performing loans and incentive compensation and compensatory fees for servicing non-performing loans, with the possibility of avoiding capitalization of mortgage servicing rights. We provide additional information on FHFA’s initiative on servicing compensation in “Business—Business Segments—Single-Family Business—Single-Family Mortgage Servicing” in our 2010 Form 10-K.

For additional information on legislative and regulatory matters affecting us, refer to “Business—Legislation and GSE Reform” and “Business—Our Charter and Regulation of Our Activities” in our 2010 Form 10-K, “MD&A—Legislative and Regulatory Developments—Proposed Rules Implementing the Dodd-Frank Act” in our quarterly report for the quarter ended March 31, 2011 (“First Quarter 2011 Form 10-Q”), and “MD&A—Legislative and Regulatory Developments” in our quarterly report for the quarter ended June 30, 2011 (“Second Quarter 2011 Form 10-Q”).

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

See “MD&A—Critical Accounting Policies and Estimates” in our 2010 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We provide below information about our Level 3 assets and liabilities as of September 30, 2011 as compared with December 31, 2010. We also describe any significant changes in the judgments and assumptions we made during the first nine months of 2011 in applying our critical accounting policies and significant changes to critical estimates.

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

Table 6 presents a comparison of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis (“recurring assets”) that were classified as Level 3 as of September 30, 2011 and December 31, 2010. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 6:  Level 3 Recurring Financial Assets at Fair Value

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Trading securities	$4,145	$4,576
Available-for-sale securities	29,519	31,934
Mortgage loans	2,284	2,207
Other assets	227	247

Level 3 recurring assets	$36,175	$38,964

Total assets	$3,213,877	$3,221,972
Total recurring assets measured at fair value	$161,093	$161,696
Level 3 recurring assets as a percentage of total assets	1%	1%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	22%	24%
Total recurring assets measured at fair value as a percentage of total assets	5%	5%

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include mortgage loans and acquired property. The fair value of Level 3 nonrecurring assets totaled $62.2 billion during the nine months ended September 30, 2011 and $63.0 billion during the year ended December 31, 2010.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.1 billion as of September 30, 2011 and $1.0 billion as of December 31, 2010, and other liabilities with a fair value of $173 million as of September 30, 2011 and $143 million as of December 31, 2010.

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

In the third quarter of 2011, we updated our allowance for loan loss models for individually impaired loans to incorporate more home price data at the regional level rather than at the national level. We believe this approach is a better estimation of possible home price paths and related default expectations; it has resulted in a decrease to our allowance for loan losses and a reduction of credit-related expenses of approximately $800 million.

In the second quarter of 2011, we updated our loan loss models to incorporate more recent data on prepayments of modified loans, which resulted in an increase to our allowance for loan losses and an increase to credit-related expenses of approximately $1.5 billion. The change resulted in slower expected prepayment speeds, which extended the expected lives of modified loans and lowered the present value of cash flows on those loans. Also in the second quarter of 2011, we updated our estimate of the reserve for guaranty losses related to private-label mortgage-related securities that we have guaranteed to increase our focus on earlier stage delinquency, rather than foreclosure trends, as the primary driver in estimating incurred losses. We believe delinquencies are a better indicator of incurred losses compared to foreclosure trends because the recent delays in the foreclosure process have interrupted the normal flow of delinquent mortgages into foreclosure. This update resulted in an increase to our reserve for guaranty losses included within “Other liabilities” and an increase to credit related-expenses of approximately $700 million.

CONSOLIDATED RESULTS OF OPERATIONS

In this section we discuss our condensed consolidated results of operations for the periods indicated. You should read this section together with our condensed consolidated financial statements, including the accompanying notes.

Table 7 summarizes our condensed consolidated results of operations for the periods indicated.

Table 7:  Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Net interest income	$5,186	$4,776	$410	$15,118	$11,772	$3,346
Fee and other income	291	304	(13)	793	831	(38)

Net revenues	$5,477	$5,080	$397	$15,911	$12,603	$3,308

Investment gains, net	73	82	(9)	319	271	48
Net other-than-temporary impairments	(262)	(326)	64	(362)	(699)	337
Fair value (losses) gains, net	(4,525)	525	(5,050)	(5,870)	(877)	(4,993)
Administrative expenses	(591)	(730)	139	(1,765)	(2,005)	240
Credit-related expenses(1)	(4,884)	(5,561)	677	(21,985)	(22,296)	311
Other non-interest expenses(2)	(373)	(410)	37	(787)	(1,147)	360

Loss before federal income taxes	(5,085)	(1,340)	(3,745)	(14,539)	(14,150)	(389)
Benefit for federal income taxes	—	9	(9)	91	67	24

Net loss	(5,085)	(1,331)	(3,754)	(14,448)	(14,083)	(365)
Less: Net income attributable to the noncontrolling interest	—	(8)	8	(1)	(4)	3

Net loss attributable to Fannie Mae	$(5,085)	$(1,339)	$(3,746)	$(14,449)	$(14,087)	$(362)

Total comprehensive loss attributable to Fannie Mae	$(5,282)	$(437)	$(4,845)	$(14,463)	$(10,143)	$(4,320)

(1)	Consists of provision for loan losses, provision for guaranty losses, and foreclosed property expense.

(2)	Consists of debt extinguishment losses, net and other expenses.

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

Table 8:  Analysis of Net Interest Income and Yield

	For the Three Months Ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans of Fannie Mae(1)	$386,067	$3,701	3.83%	$408,523	$3,859	3.78%
Mortgage loans of consolidated trusts(1)	2,598,264	30,633	4.72	2,565,431	32,807	5.12

Total mortgage loans	2,984,331	34,334	4.60	2,973,954	36,666	4.93
Mortgage-related securities	312,482	3,930	5.03	368,886	4,681	5.08
Elimination of Fannie Mae MBS held in portfolio	(199,691)	(2,520)	5.05	(236,355)	(3,120)	5.28

Total mortgage-related securities, net	112,791	1,410	5.00	132,531	1,561	4.71
Non-mortgage securities(2)	72,333	24	0.13	102,103	62	0.24
Federal funds sold and securities purchased under agreements to resell or similar arrangements	27,217	7	0.10	14,193	10	0.28
Advances to lenders	3,417	19	2.18	3,643	21	2.26

Total interest-earning assets	$3,200,089	$35,794	4.47%	$3,226,424	$38,320	4.75%

Interest-bearing liabilities:
Short-term debt(3)	$181,495	$63	0.14%	$244,823	$190	0.30%
Long-term debt	552,191	3,385	2.45	578,775	4,472	3.09

Total short-term and long-term funding debt	733,686	3,448	1.88	823,598	4,662	2.26
Debt securities of consolidated trusts	2,650,256	29,680	4.48	2,624,253	32,002	4.88
Elimination of Fannie Mae MBS held in portfolio	(199,691)	(2,520)	5.05	(236,355)	(3,120)	5.28

Total debt securities of consolidated trusts held by third parties	2,450,565	27,160	4.43	2,387,898	28,882	4.84

Total interest-bearing liabilities	$3,184,251	$30,608	3.84%	$3,211,496	$33,544	4.18%

Impact of net non-interest bearing funding	$15,838		0.02%	$14,928		0.02%

Net interest income/net interest yield		$5,186	0.65%		$4,776	0.59%

Net interest income/net interest yield of consolidated trusts(4)		$953	0.15%		$805	0.13%

	For the Nine Months Ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Rates	Average	Income/	Rates
	Balance	Expense	Earned/Paid	Balance	Expense	Earned/Paid
	(Dollars in millions)

Interest-earning assets:
Mortgage loans of Fannie Mae(1)	$395,686	$11,146	3.76%	$348,835	$11,107	4.25%
Mortgage loans of consolidated trusts(1)	2,601,710	94,111	4.82	2,634,064	100,810	5.10

Total mortgage loans	2,997,396	105,257	4.68	2,982,899	111,917	5.00
Mortgage-related securities	321,979	12,204	5.05	399,890	15,271	5.09
Elimination of Fannie Mae MBS held in portfolio	(206,176)	(7,956)	5.15	(259,740)	(10,306)	5.29

Total mortgage-related securities, net	115,803	4,248	4.89	140,150	4,965	4.72
Non-mortgage securities(2)	76,266	99	0.17	93,548	165	0.23
Federal funds sold and securities purchased under agreements to resell or similar arrangements	20,980	20	0.13	33,849	54	0.21
Advances to lenders	3,548	59	2.19	2,947	57	2.55

Total interest-earning assets	$3,213,993	$109,683	4.55%	$3,253,393	$117,158	4.80%

Interest-bearing liabilities:
Short-term debt(3)	$160,961	$246	0.20%	$221,665	$470	0.28%
Long-term debt	591,126	11,383	2.57	574,280	14,528	3.37

Total short-term and long-term funding debt	752,087	11,629	2.06	795,945	14,998	2.51
Debt securities of consolidated trusts	2,652,057	90,892	4.57	2,694,986	100,694	4.98
Elimination of Fannie Mae MBS held in portfolio	(206,176)	(7,956)	5.15	(259,740)	(10,306)	5.29

Total debt securities of consolidated trusts held by third parties	2,445,881	82,936	4.52	2,435,246	90,388	4.95

Total interest-bearing liabilities	$3,197,968	$94,565	3.94%	$3,231,191	$105,386	4.35%

Impact of net non-interest bearing funding	$16,025		0.02%	$22,202		0.03%

Net interest income/net interest yield		$15,118	0.63%		$11,772	0.48%

Net interest income/net interest yield of consolidated trusts(4)		$3,219	0.16%		$116	0.01%

	As of September 30,
Selected benchmark interest rates(5)	2011	2010

3-month LIBOR	0.37%	0.30%
2-year swap interest rate	0.58	0.60
5-year swap interest rate	1.26	1.51
30-year Fannie Mae MBS par coupon rate	2.96	3.39

(1)	Interest income includes interest income on acquired credit-impaired loans of $545 million and $466 million for the three months ended September 30, 2011 and 2010, respectively, and $1.5 billion and $1.6 billion for the nine months ended September 30, 2011 and 2010, respectively. These amounts include accretion income of $288 million and $231 million for the three months ended September 30, 2011 and 2010, respectively, and $769 million and $785 million for the nine months ended September 30, 2011 and 2010, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans. Average balance includes loans on nonaccrual status, for which interest income is recognized when collected.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

(4)	Net interest income of consolidated trusts represents interest income from mortgage loans of consolidated trusts less interest expense from debt securities of consolidated trusts. Net interest yield is calculated based on net interest income from consolidated trusts divided by average balance of mortgage loans of consolidated trusts.

(5)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.

Table 9:  Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011 vs. 2010			September 30, 2011 vs. 2010
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
			(Dollars in millions)

Interest income:
Mortgage loans of Fannie Mae	$(158)	$(215)	$57	$39	$1,399	$(1,360)
Mortgage loans of consolidated trusts	(2,174)	415	(2,589)	(6,699)	(1,226)	(5,473)

Total mortgage loans	(2,332)	200	(2,532)	(6,660)	173	(6,833)
Mortgage-related securities	(751)	(710)	(41)	(3,067)	(2,954)	(113)
Elimination of Fannie Mae MBS held in portfolio	600	467	133	2,350	2,074	276

Total mortgage-related securities, net	(151)	(243)	92	(717)	(880)	163
Non-mortgage securities(2)	(38)	(15)	(23)	(66)	(27)	(39)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(3)	6	(9)	(34)	(17)	(17)
Advances to lenders	(2)	(1)	(1)	2	11	(9)

Total interest income	(2,526)	(53)	(2,473)	(7,475)	(740)	(6,735)

Interest expense:
Short-term debt	(127)	(40)	(87)	(224)	(111)	(113)
Long-term debt	(1,087)	(198)	(889)	(3,145)	415	(3,560)

Total short-term and long-term funding debt	(1,214)	(238)	(976)	(3,369)	304	(3,673)
Debt securities of consolidated trusts	(2,322)	314	(2,636)	(9,802)	(1,583)	(8,219)
Elimination of Fannie Mae MBS held in portfolio	600	467	133	2,350	2,074	276

Total debt securities of consolidated trusts held by third parties	(1,722)	781	(2,503)	(7,452)	491	(7,943)

Total interest expense	(2,936)	543	(3,479)	(10,821)	795	(11,616)

Net interest income	$410	$(596)	$1,006	$3,346	$(1,535)	$4,881

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

Net interest income increased in the third quarter and first nine months of 2011, as compared with the third quarter and first nine months of 2010, due to lower interest expense on debt, which was partially offset by lower interest income on loans and securities. The primary drivers of these changes were:

•	a reduction in the interest expense of debt of consolidated trusts driven by a decrease in rates. The rate on debt of consolidated trusts is generally driven by mortgage rates of loans securitized in the MBS, and these mortgage rates declined in 2011.

•	lower interest expense on funding debt due to lower borrowing rates which allowed us to continue to replace higher-cost debt with lower-cost debt;

•	lower interest income on mortgage securities due to a decrease in the balance of our mortgage securities, as we continue to manage our portfolio requirements; and

•	lower yields on mortgage loans as new business acquisitions continue to replace higher-yielding loans with loans issued at lower mortgage rates. The reduction in interest income on loans due to lower yields was partially offset by a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, due to a decline in the balance of nonaccrual loans in our condensed consolidated balance sheets as we continue to complete a high number of loan modifications and foreclosures.

Additionally, our net interest income and net interest yield were higher than they would have otherwise been in both the third quarter and first nine months of 2011 and 2010 because our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement. Further, dividends paid to Treasury are not recognized in interest expense.

Table 10 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our total yield from mortgage loans.

Table 10:  Impact of Nonaccrual Loans on Net Interest Income

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2011			2010			2011			2010
	Interest			Interest			Interest			Interest
	Income not			Income not			Income not			Income not
	Recognized	Reduction		Recognized	Reduction		Recognized	Reduction		Recognized	Reduction
	for	in Net		for	in Net		for	in Net		for	in Net
	Nonaccrual	Interest		Nonaccrual	Interest		Nonaccrual	Interest		Nonaccrual	Interest
	Loans(1)	Yield(2)		Loans(1)	Yield(2)		Loans(1)	Yield(2)		Loans(1)	Yield (2)
	(Dollars in millions)

Mortgage loans of Fannie Mae	$(1,078)			$(1,512)			$(3,623)			$(3,317)
Mortgage loans of consolidated trusts	(212)			(326)			(690)			(3,393)

Total mortgage loans	$(1,290)	(16	)bp	$(1,838)	(23	)bp	$(4,313)	(18	)bp	$(6,710)	(28	)bp

(1)	Amount includes cash received for loans on nonaccrual status.

(2)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.

For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”

Fair Value (Losses) Gains, Net

Table 11 presents the components of our fair value gains and losses.

Table 11:  Fair Value (Losses) Gains, Net

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Risk management derivatives fair value (losses) gains attributable to:
Net contractual interest expense accruals on interest rate swaps	$(497)	$(673)	$(1,790)	$(2,264)
Net change in fair value during the period	(3,570)	732	(3,777)	342

Total risk management derivatives fair value (losses) gains, net	(4,067)	59	(5,567)	(1,922)
Mortgage commitment derivatives fair value losses, net	(188)	(183)	(226)	(1,361)

Total derivatives fair value losses, net	(4,255)	(124)	(5,793)	(3,283)

Trading securities (losses) gains, net	(214)	889	146	2,587
Other, net	(56)	(240)	(223)	(181)

Fair value (losses) gains, net	$(4,525)	$525	$(5,870)	$(877)

			2011	2010

5-year swap interest rate:
As of January 1			2.18%	2.98%
As of March 31			2.47	2.73
As of June 30			2.03	2.06
As of September 30			1.26	1.51

Risk Management Derivatives Fair Value Gains (Losses), Net

We supplement our issuance of debt securities with derivative instruments to further reduce duration and prepayment risks. We recorded risk management derivative fair value losses in the third quarter and first nine months of 2011 primarily as a result of a decrease in the fair value of our pay-fixed derivatives due to a significant decline in swap interest rates during the period.

We recorded risk management derivative gains in the third quarter of 2010 primarily due to gains on our foreign currency swaps, which were partially offset by time decay on our purchased options. Gains on our foreign currency swaps generally offset the fair value losses on our foreign currency denominated debt.

We recorded risk management derivative losses in the first nine months of 2010 primarily as a result of: (1) time decay on our purchased options; (2) a decrease in the fair value of our pay-fixed derivatives during the first quarter of 2010 due to a decline in swap interest rates during that period; and (3) a decrease in implied interest rate volatility, which reduced the fair value of our purchased options.

We present, by derivative instrument type, the fair value gains and losses on our derivatives for the three and nine months ended September 30, 2011 and 2010 in “Note 9, Derivative Instruments.”

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

We recognized losses on our mortgage commitments in the third quarter and first nine months of both 2011 and 2010 primarily due to losses on commitments to sell mortgage-related securities as a result of a decline in interest rates during the commitment period.

Trading Securities Gains (Losses), Net

Losses from our trading securities in the third quarter of 2011 were primarily driven by the widening of credit spreads on commercial mortgage-backed securities (“CMBS”). However, these credit spreads narrowed over the first nine months of 2011, which primarily drove gains on trading securities for the nine-month period.

Gains from our trading securities in the third quarter and first nine months of 2010 were primarily driven by a decrease in interest rates and narrowing of credit spreads on CMBS.

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

Table 12 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize credit losses on the acquired loans in the future. We estimate that approximately two-thirds of this amount, as of September 30, 2011, represents credit losses we expect to realize in the future and approximately one-third will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 12:  Total Loss Reserves

	As of
	September 30, 2011	December 31, 2010
	(Dollars in millions)

Allowance for loan losses	$71,435	$61,556
Reserve for guaranty losses(1)	916	323

Combined loss reserves	72,351	61,879
Allowance for accrued interest receivable	2,179	3,414
Allowance for preforeclosure property taxes and insurance receivable(2)	1,111	958

Total loss reserves	75,641	66,251
Fair value losses previously recognized on acquired credit impaired loans(3)	16,961	19,171

Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$92,602	$85,422

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.

We refer to our allowance for loan losses and reserve for guaranty losses collectively as our combined loss reserves. We summarize the changes in our combined loss reserves in Table 13.

Table 13:  Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended September 30,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$55,966	$13,540	$69,506	$42,844	$17,738	$60,582
Provision for loan losses	(196)	4,355	4,159	2,144	2,552	4,696
Charge-offs(1)(5)	(3,853)	(260)	(4,113)	(5,946)	(1,243)	(7,189)
Recoveries	848	35	883	205	304	509
Transfers(2)	1,770	(1,770)	—	5,131	(5,131)	—
Other(3)	863	137	1,000	895	247	1,142

Ending balance(4)	$55,398	$16,037	$71,435	$45,273	$14,467	$59,740

Reserve for guaranty losses:
Beginning balance	$960	$—	$960	$246	$—	$246
Provision (benefit) for guaranty losses	(8)	—	(8)	78	—	78
Charge-offs	(38)	—	(38)	(48)	—	(48)
Recoveries	2	—	2	—	—	—

Ending balance	$916	$—	$916	$276	$—	$276

Combined loss reserves:
Beginning balance	$56,926	$13,540	$70,466	$43,090	$17,738	$60,828
Total provision for credit losses	(204)	4,355	4,151	2,222	2,552	4,774
Charge-offs(1)(5)	(3,891)	(260)	(4,151)	(5,994)	(1,243)	(7,237)
Recoveries	850	35	885	205	304	509
Transfers(2)	1,770	(1,770)	—	5,131	(5,131)	—
Other(3)	863	137	1,000	895	247	1,142

Ending balance(4)	$56,314	$16,037	$72,351	$45,549	$14,467	$60,016

	For the Nine Months Ended September 30,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925
Adoption of new accounting standards	—	—	—	—	43,576	43,576
Provision for loan losses	10,003	10,545	20,548	11,008	9,922	20,930
Charge-offs(1)(5)	(15,018)	(1,466)	(16,484)	(12,097)	(6,645)	(18,742)
Recoveries	3,197	1,537	4,734	367	872	1,239
Transfers(2)	7,739	(7,739)	—	41,606	(41,606)	—
Other(3)	947	134	1,081	(3,689)	6,501	2,812

Ending balance(4)	$55,398	$16,037	$71,435	$45,273	$14,467	$59,740

Reserve for guaranty losses:
Beginning balance	$323	$—	$323	$54,430	$—	$54,430
Adoption of new accounting standards	—	—	—	(54,103)	—	(54,103)
Provision for guaranty losses	694	—	694	111	—	111
Charge-offs	(106)	—	(106)	(165)	—	(165)
Recoveries	5	—	5	3	—	3

Ending balance	$916	$—	$916	$276	$—	$276

Combined loss reserves:
Beginning balance	$48,853	$13,026	$61,879	$62,508	$1,847	$64,355
Adoption of new accounting standards	—	—	—	(54,103)	43,576	(10,527)
Total provision for credit losses	10,697	10,545	21,242	11,119	9,922	21,041
Charge-offs(1)(5)	(15,124)	(1,466)	(16,590)	(12,262)	(6,645)	(18,907)
Recoveries	3,202	1,537	4,739	370	872	1,242
Transfers(2)	7,739	(7,739)	—	41,606	(41,606)	—
Other(3)	947	134	1,081	(3,689)	6,501	2,812

Ending balance(4)	$56,314	$16,037	$72,351	$45,549	$14,467	$60,016

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$70,741	$60,163
Multifamily	1,610	1,716

Total	$72,351	$61,879

Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	2.49%	2.10%
Multifamily	0.83	0.91
Combined loss reserves as a percentage of:
Total guaranty book of business	2.38%	2.03%
Total nonperforming loans	35.46	28.81

(1)	Includes accrued interest of $289 million and $811 million for the three months ended September 30, 2011 and 2010, respectively, and $1.1 billion and $2.0 billion for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Includes transfers from trusts for delinquent loan purchases.

(3)	Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The provision for credit losses, charge-offs, recoveries and transfer activity included in this table reflects all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

(4)	Includes $334 million and $397 million as of September 30, 2011 and 2010, respectively, for acquired credit-impaired loans.

(5)	While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Accordingly, charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

The continued stress on a broad segment of borrowers from continued high levels of unemployment and underemployment and the prolonged decline in home prices have caused our total loss reserves to remain high for the past few years. Our provision for credit losses continues to be a key driver of our net losses for each period presented. The amount of provision for credit losses varies from period to period based on changes in home prices, borrower payment behavior, the types and volumes of loss mitigation activities completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties.

Our provision for credit losses decreased in the third quarter of 2011 compared with the third quarter of 2010 primarily due to a lower provision on individually impaired loans. The lower provision was driven, in part, by accelerated expected prepayment speeds due to the lower interest rate environment, which reduced the expected lives of loans and increased the present value of cash flows expected on those loans. In addition, our provision decreased in the third quarter of 2011 compared with the third quarter of 2010 because of an increase in estimated amounts due to us or received by us for outstanding repurchase requests. The decrease in the provision for credit losses in the third quarter of 2011 was partially offset by: (1) the implementation of a new accounting standard that increased our troubled debt restructuring (“TDR”) population, which increased the number of loans that are individually impaired; and (2) a decrease in the estimated recovery amount from mortgage insurance coverage. A TDR is a loan restructuring that grants a concession to a borrower experiencing financial difficulties. For a detailed discussion of our mortgage insurer counterparties and the estimated recovery of mortgage insurance, see “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers.”

Our provision for credit losses slightly increased in the first nine months of 2011 compared with the first nine months of 2010. In addition to the reasons described above, our provision for credit losses in the first nine months of 2011 was negatively impacted by higher loss severity rates and an increase in the average number of days loans remain delinquent.

In addition, during the third quarter and first nine months of 2011 and 2010 our provision for credit losses and loss reserves have been impacted by updates to our allowance for loan loss models that we use to estimate our loss reserves. For further information on estimates and assumptions that are used to calculate our loan loss reserves and the impacts of specific changes in estimates during 2010 and the first nine months of 2011, see “MD&A—Critical Accounting Policies and Estimates” in our 2010 Form 10-K and “Critical Accounting Policies and Estimates” in this report.

Because of the substantial volume of loan modifications we completed and the number of loans that entered a trial modification period in 2010 and the first nine months of 2011, approximately two-thirds of our total loss reserves are attributable to individual impairment rather than the collective reserve for loan losses. Individual impairment for a TDR is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. The individual impairment model includes forward-looking assumptions using multiple scenarios of the future economic environment, including interest rates and home prices. Based on the structure of the modifications, in particular the size of the concession granted, and the performance of modified loans combined with the forward-looking assumptions used in our model, the allowance calculated for an individually impaired loan has generally been greater than the allowance that would be calculated under the collective reserve. Further, if we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure the impairment based on the fair value of the collateral.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard regarding TDRs effective for the third quarter of 2011 that applies retrospectively to January 1, 2011. In the third quarter of 2011, we recognized an incremental increase of $514 million in our provision for credit losses due to loans that were reassessed as TDRs upon adoption of the new TDR standard. For additional information on the new TDR accounting standard, see “Note 1, Summary of Significant Accounting Policies.”

For additional discussion of our loan workout activities, delinquent loans and concentrations, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management.” For a discussion of our charge-offs, see “Credit Loss Performance Metrics.”

Our balance of nonperforming single-family loans remained high as of September 30, 2011 due to both high levels of delinquencies and an increase in TDRs. When a TDR occurs, the loan may return to a current status, but it will continue to be classified as a nonperforming loan as the loan is not performing in accordance with the original terms. The composition of our nonperforming loans is shown in Table 14, which is based on the carrying value of both our single-family and multifamily held-for-investment and held-for-sale mortgage loans. For individually impaired loans, the amount displayed is net of any impairment amount. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Table 14:  Nonperforming Single-Family and Multifamily Loans

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$127,178	$152,756
Troubled debt restructurings on accrual status(1)	76,729	61,907

Total on-balance sheet nonperforming loans	203,907	214,663

Off-balance sheet nonperforming loans in unconsolidated
Fannie Mae MBS trusts(2)	147	89

Total nonperforming loans	$204,054	$214,752

Accruing on-balance sheet loans past due 90 days or more(3)	$769	$896

	For the	For The
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$6,475	$8,185
Interest income recognized for the period(5)	4,760	7,995

(1)	Includes HomeSaver Advance first-lien loans on accrual status.

(2)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(3)	Recorded investment in loans as of the end of each period that are 90 days or more past due and continuing to accrue interest. The majority of this amount consists of loans insured or guaranteed by the U.S. government and loans where we have recourse against the seller in the event of a default.

(4)	Represents the amount of interest income that would have been recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(5)	Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period. Includes primarily amounts accrued while loan was performing and cash payments received on nonaccrual loans.

Foreclosed Property Expense

Foreclosed property expense is displayed in Table 15. The decrease in foreclosed property expense in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 was due, in part, to an increase in estimated amounts due to or received by us for outstanding repurchase requests. These amounts were recognized in our provision for credit losses and foreclosed property expense. In addition, we recorded lower valuation adjustments on our acquired property inventory in the third quarter and first nine months of 2011 because: (1) the rate of decline in home prices has moderated in recent quarters; and (2) the decrease in our REO inventory compared with the third quarter and first nine months of 2010 resulted in fewer properties subject to valuation adjustments. The decrease in foreclosed property expense was partially offset by a decrease in the estimated recovery amount from mortgage insurance coverage.

Foreclosed property expense in the first nine months of 2010 reflected the recognition of cash fees of $796 million from the cancellation and restructuring of some of our pool mortgage insurance coverage. The cancelled and restructured policies covered approximately $42 billion in unpaid principal balance. The fees represented an acceleration of, and discount on, claims expected to be received pursuant to the coverage net of premiums expected to be paid. These cancellations and restructurings resulted in operational savings from reduced claims processing and mitigated our counterparty credit risk given the weakened financial condition of our mortgage insurer counterparties.

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

Historically, management viewed our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as indicators of the effectiveness of our credit risk management strategies. As our credit losses are now at such high levels, management has shifted focus to our loss mitigation strategies and the reduction of our total credit losses and away from the credit loss ratio to measure performance. However, we believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 15 details the components of our credit loss performance metrics as well as our average single-family and multifamily default rate and initial charge-off severity rate.

Table 15:  Credit Loss Performance Metrics

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2011			2010			2011			2010
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)(2)
					(Dollars in millions)

Charge-offs, net of recoveries	$3,266	42.8	bp	$6,728	88.4	bp	$11,851	51.6	bp	$17,665	76.9	bp
Foreclosed property expense	733	9.6		787	10.3		743	3.2		1,255	5.5

Credit losses including the effect of fair value losses on acquired credit- impaired loans	3,999	52.4		7,515	98.7		12,594	54.8		18,920	82.4
Less: Fair value losses resulting from acquired credit-impaired loans	(31)	(0.4)		(41)	(0.5)		(93)	(0.4)		(146)	(0.6)
Plus: Impact of acquired credit- impaired loans on charge-offs and foreclosed property expense	492	6.5		750	9.9		1,577	6.9		1,642	7.1

Credit losses and credit loss ratio	$4,460	58.5	bp	$8,224	108.1	bp	$14,078	61.3	bp	$20,416	88.9	bp

Credit losses attributable to:
Single-family	$4,384			$8,037			$13,798			$20,022
Multifamily	76			187			280			394

Total	$4,460			$8,224			$14,078			$20,416

Average single-family default rate		0.44%			0.63%			1.34%			1.63%
Average single-family initial charge- off severity rate(3)		34.20%			33.30%			35.00%			34.20%
Average multifamily default rate		0.08%			0.24%			0.38%			0.48%
Average multifamily initial charge- off severity rate(3)		32.49%			39.31%			35.40%			39.63%

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Beginning in the second quarter of 2010, expenses relating to preforeclosure taxes and insurance were recorded as charge-offs. These expenses were recorded as foreclosed property expense in the first quarter of 2010. The impact of including these costs in charge-offs was 4.6 basis points for the nine months ended September 30, 2010.

(3)	Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from preforeclosure sales.

The decrease in our credit losses in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 was driven by a decrease in net charge-offs primarily due to a decrease in the number of defaults and an increase in estimated amounts due to or received by us related to outstanding repurchase requests. While charge-offs remain high, charge-offs in the third quarter and first nine months of 2011 were lower than they otherwise would have been due to delays in the foreclosure process.

Our 2009, 2010 and 2011 vintages accounted for approximately 3% of our single-family credit losses for the third quarter of 2011 and 2% of our single-family credit losses for the first nine months of 2011. Typically, credit losses on mortgage loans do not peak until later years in the loan cycle following origination. We provide more detailed credit performance information, including serious delinquency rates by geographic region, statistics on nonperforming loans and foreclosure activity in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

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

Table 16:  Single-Family Credit Loss Sensitivity(1)

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Gross single-family credit loss sensitivity	$22,925	$25,937
Less: Projected credit risk sharing proceeds	(1,907)	(2,771)

Net single-family credit loss sensitivity	$21,018	$23,166

Outstanding single-family whole loans and loans underlying Fannie Mae MBS	$2,764,981	$2,782,512
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.76%	0.83%

(1)	Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 97% of our total single-family guaranty book of business as of September 30, 2011 and December 31, 2010, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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

Financial Impact of the Making Home Affordable Program on Fannie Mae

Home Affordable Refinance Program

Because we already own or guarantee the original mortgages that we refinance under HARP, our expenses under that program have consisted mostly of limited administrative costs. However, under recently announced changes to HARP we may incur additional losses. See “Legislative and Regulatory Developments,” for a discussion on the recent changes to HARP.

Home Affordable Modification Program

We reduced our individually impaired allowance that relates to loans that had entered a trial modification under the Home Affordable Modification Program (“HAMP”) by $906 million during the third quarter of 2011 compared with impairments of $2.0 billion during the third quarter of 2010. Loans receiving a trial modification under HAMP are accounted for as TDRs and assessed individually for impairment. The reduction of our allowance on HAMP loans in the third quarter of 2011 was due to improved cash flow projections on existing HAMP loans, which more than offset the volume of new HAMP trial modifications during the period. We incurred impairments related to loans that had entered a trial modification under HAMP of $4.3 billion during the first nine months of 2011, compared with $11.8 billion during the first nine months of 2010. These include impairments on loans that entered into a trial modification under the program but that have not yet received, or that have been determined to be ineligible for, a permanent modification under the program. These impairments have been included in the calculation of our provision for loan losses in our condensed consolidated results of operations and comprehensive loss. The impairments do not include the reduction in our collective loss reserves which occurred as a result of beginning to individually assess the loan for impairment upon entering a trial modification. Please see “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” in our 2010 Form 10-K for a more detailed discussion on these impairments.

We paid or accrued HAMP incentive fees for servicers of $86 million during the third quarter of 2011 compared with $93 million during the third quarter of 2010. We paid or accrued HAMP incentive fees for servicers of $254 million during the first nine months of 2011, compared with $276 million during the first nine months of 2010. These fees were related to loans modified under HAMP, which we recorded as part of “Other expenses.” Borrower incentive payments are included in the calculation of our allowance for loan losses for individually impaired loans. Additionally, our expenses under HAMP also include administrative costs.

Overall Impact of the Making Home Affordable Program

Because of the unprecedented nature of the circumstances that led to the Making Home Affordable Program, we cannot quantify what the impact would have been on Fannie Mae if the Making Home Affordable Program had not been introduced. We do not know how many loans we would have modified under alternative programs, what the terms or costs of those modifications would have been, how many foreclosures would have resulted nationwide, and at what pace, or the impact on housing prices if the program had not been put in place. As a result, the amounts we discuss above are not intended to measure how much the program is costing us in comparison to what it would have cost us if we did not have the program at all. See “Risk Factors” for a discussion of how efforts we may undertake in support of the housing market may affect us.

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

In this section, we summarize our segment results for the third quarter and first nine months of 2011 and 2010 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 10, Segment Reporting” of this report for a reconciliation of our segment results to our condensed consolidated results.

Single-Family Business Results

Table 17 summarizes the financial results of our Single-Family business for the periods indicated. The primary sources of revenue for our Single-Family business are guaranty fee income and fee and other income. Expenses primarily include credit-related expenses, net interest loss and administrative expenses.

Table 17:  Single-Family Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
			(Dollars in millions)

Net interest loss	$(374)	$(1,108)	$734	$(1,952)	$(4,438)	$2,486
Guaranty fee income(1)	1,867	1,804	63	5,618	5,367	251
Credit-related expenses(2)	(4,782)	(5,559)	777	(21,821)	(22,356)	535
Other expenses(3)	(456)	(592)	136	(1,414)	(1,713)	299

Loss before federal income taxes	(3,745)	(5,455)	1,710	(19,569)	(23,140)	3,571
(Provision) benefit for federal income taxes	(1)	1	(2)	106	53	53

Net loss attributable to Fannie Mae	$(3,746)	$(5,454)	$1,708	$(19,463)	$(23,087)	$3,624

Single-family effective guaranty fee rate (in basis points)(4)	26.1	25.2		26.1	24.9
Single-family average charged guaranty fee on new acquisitions (in basis points)(5)	31.1	25.3		29.0	26.4
Average single-family guaranty book of business(6)	$2,859,814	$2,857,917		$2,870,557	$2,875,952
Single-family Fannie Mae MBS issues(7)	$111,808	$155,940		$381,135	$391,754

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(2)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property expense.

(3)	Consists of investment gains and losses, fair value losses, fee and other income, administrative expenses and other expenses.

(4)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

(5)	Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(6)	Consists of single-family mortgage loans held in our mortgage portfolio, single-family mortgage loans held by consolidated trusts, single-family Fannie Mae MBS issued from unconsolidated trusts held by either third parties or within our retained portfolio, and other credit enhancements that we provide on single-family mortgage assets. Excludes non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(7)	Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period. Includes Housing Finance Agency (HFA) new issue bond program issuances, none of which occurred in 2011. There were HFA new issue bond program issuances of $3.1 billion in the first nine months of 2010, of which none occurred in the third quarter of 2010.

Net Interest Loss

Net interest loss for the Single-Family business segment primarily consists of: (1) the cost to reimburse the Capital Markets group for interest income not recognized for loans in our mortgage portfolio on nonaccrual status; (2) the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status; and (3) income from cash payments received on loans that have been placed on nonaccrual status.

Net interest loss decreased in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 primarily due to a significant decrease in interest income not recognized for loans on nonaccrual status because of a decline in the total number of loans on nonaccrual status. This decline is due to loan workouts and foreclosures since the third quarter of 2010.

Guaranty Fee Income

Guaranty fee income increased in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 due to an increase in the amortization of risk based pricing adjustments, reflecting the impact of higher risk based pricing associated with our more recent acquisition vintages.

Our average single-family guaranty book of business was relatively flat period over period despite our continued high market share because of the decline in U.S. residential mortgage debt outstanding, which is primarily due to foreclosures. Our estimated market share of new single-family mortgage-related securities issuances, which is based on publicly available data and excludes previously securitized mortgages, remained high at 43.3% for the third quarter and 45.5% for the first nine months of 2011.

Credit-Related Expenses

Credit-related expenses and credit losses in the Single-Family business represent the substantial majority of our consolidated totals. We provide a discussion of our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

Multifamily Business Results

Table 18 summarizes the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related expenses, administrative expenses and net operating losses from our partnership investments.

Table 18:  Multifamily Business Results

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
			(Dollars in millions)

Guaranty fee income(1)	$226	$205	$21	$651	$594	$57
Fee and other income	51	35	16	166	98	68
(Losses) gains from partnership investments(2)	(30)	39	(69)	(8)	(41)	33
Credit-related (expense) income(3)	(102)	(2)	(100)	(164)	60	(224)
Other expenses(4)	(73)	(97)	24	(178)	(298)	120

Income before federal income taxes	72	180	(108)	467	413	54
Benefit (provision) for federal income taxes	—	1	(1)	(61)	(14)	(47)

Net income attributable to Fannie Mae	$72	$181	$(109)	$406	$399	$7

Multifamily effective guaranty fee rate (in basis points)(5)	47.0	43.9		45.4	42.5
Credit loss performance ratio (in basis points)(6)	15.8	40.1		19.5	28.2
Average multifamily guaranty book of business(7)	$192,357	$186,766		$191,185	$186,234
Multifamily new business volumes(8)	6,500	4,540		16,963	11,411
Multifamily units financed from new business volumes(9)	110,000	84,000		289,000	199,000
Fannie Mae multifamily MBS issuances(10)	$7,756	$4,437		$24,466	$11,238
Fannie Mae multifamily structured securities issuances (issued by Capital Markets group)(11)	1,495	1,122		4,517	3,715
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets Group’s results)(12)	210	206		662	608
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets Group’s portfolio(13)	109,608	116,096		112,092	116,744

	As of
	September 30	December 31
	2011	2010
	(Dollars in millions)

Multifamily serious delinquency rate	0.57%	0.71%
Percentage of guaranty book of business with credit enhancement	90	89
Fannie Mae percentage of total multifamily mortgage debt outstanding(14)	20.8	20.5
Fannie Mae multifamily MBS outstanding(15)	$94,398	$77,251

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(2)	(Losses) gains from partnership investments is included in other expenses in our condensed consolidated statements of operations and comprehensive loss.

(3)	Consists of the benefit (provision) for loan losses, benefit (provision) for guaranty losses and foreclosed property expense.

(4)	Consists of net interest income or loss, investment gains, other income or expenses, and administrative expenses.

(5)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(6)	Calculated based on the annualized credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

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

(8)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period. Includes HFA new issue bond program issuances, none of which occurred in 2011. There were HFA new issue bond program issuances of $1.0 billion in the first nine months of 2010, of which none occurred in the third quarter of 2010.

(9)	Excludes HFA new issue bond program.

(10)	Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) $1.3 billion and $7.6 billion of Fannie Mae portfolio securitization transactions for the third quarter and first nine months of 2011, and (c) $69 million and $188 million of conversions of adjustable-rate loans to fixed-rate loans and DMBS securities to MBS securities for the third quarter and first nine months of 2011. There were $9 million and $265 million of new MBS issuances as a result of converting adjustable rate loans to fixed rate loans in the third quarter and first nine months of 2010. There were no Fannie Mae multifamily portfolio securitizations transactions for the third quarter or first nine months of 2010.

(11)	Reflects original unpaid principal balance of out-of-portfolio multifamily structured securities issuances by our Capital Markets Group.

(12)	Interest expense estimate based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s portfolio.

(13)	Based on unpaid principal balance.

(14)	Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information as of September 30, 2011 is through June 30, 2011 and is based on the Federal Reserve’s September 2011 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amount may have been changed to reflect revised historical data from the Federal Reserve.

(15)	Includes $26.5 billion and $19.9 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of September 30, 2011 and December 31, 2010, respectively; and $1.4 billion of bonds issued by HFAs as of both September 30, 2011 and December 31, 2010.

Guaranty Fee Income

Multifamily guaranty fee income increased in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 primarily due to higher fees charged on new acquisitions in recent years. New acquisitions with higher guaranty fees have become an increasingly large part of our multifamily guaranty book of business.

Credit-Related (Expense) Income

Multifamily credit-related expenses increased in the third quarter and the first nine months of 2011 compared with 2010 primarily due to a stable allowance for loan losses in 2011 compared to a decrease in 2010. Although national multifamily market fundamentals continued to improve in the third quarter and first nine months of 2011, certain local markets and properties continued to underperform compared to the rest of the country due to localized economic conditions. In comparison, Multifamily credit-related expense in the third quarter of 2010 and credit-related income in the first nine months of 2010 were due to a decrease in the allowance for loan losses as credit trends stabilized.

Multifamily credit losses, which consist of net charge-offs and foreclosed property expense, were $76 million for the third quarter of 2011 compared with $187 million for the third quarter of 2010, and $280 million for the first nine months of 2011 compared with $394 million for the first nine months of 2010.

(Losses) Gains from Partnership Investments

We incurred losses from partnership investments in the third quarter of 2011 compared with gains in the third quarter of 2010. Overall, the multifamily market has shown improvement but certain properties continued to show stress in the third quarter of 2011 resulting in a loss from partnership investments for the current quarter. Losses from partnership investments were lower in the first nine months of 2011 compared with the first nine months of 2010 as properties experienced improved operating performance due to stronger national multifamily market fundamentals.

Provision for Federal Income Taxes

In the second quarter of 2011, we reached an effective settlement of issues with the Internal Revenue Service relating to tax years 2007 and 2008, which reduced our total corporate tax liability. However, the reduction in our tax liability also reduced the low-income housing tax credits we were able to use, resulting in a provision for federal income taxes for the Multifamily segment in the first nine months of 2011.

Capital Markets Group Results

Table 19 summarizes the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that Capital Markets uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments” in this report and “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” and “Notes to Consolidated Financial Statements—Note 10, Derivative Instruments and Hedging Activities” in our 2010 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, allocated guaranty fee expense, other-than-temporary impairment and administrative expenses.

Table 19:  Capital Markets Group Results

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2011	2010	Variance	2011	2010	Variance
	(Dollars in millions)

Net interest income(1)	$3,904	$4,065	$(161)	$11,481	$10,671	$810
Investment gains, net(2)	801	1,270	(469)	2,589	2,841	(252)
Net other-than-temporary impairments	(262)	(323)	61	(361)	(696)	335
Fair value (losses) gains, net(3)	(4,670)	436	(5,106)	(5,959)	(119)	(5,840)
Fee and other income	125	130	(5)	309	370	(61)
Other expenses(4)	(610)	(755)	145	(1,723)	(1,716)	(7)

(Losses) income before federal income taxes	(712)	4,823	(5,535)	6,336	11,351	(5,015)
Benefit for federal income taxes	1	7	(6)	46	28	18

Net (loss) income attributable to Fannie Mae	$(711)	$4,830	$(5,541)	$6,382	$11,379	$(4,997)

(1)	Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $1.6 billion for the third quarter of 2011 compared with $2.1 billion for the third quarter of 2010. Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $5.1 billion for the first nine months of 2011 compared with $4.4 billion for the first nine months of 2010. Capital Markets net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes primarily fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)	Includes allocated guaranty fee expense, debt extinguishment gains or losses, net, administrative expenses, and other income or expenses. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

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

The Capital Markets group’s net interest income decreased in the third quarter of 2011 compared with the third quarter of 2010 primarily due to a decline in interest income from our mortgage portfolio that more than offset the decline in funding costs as we replaced higher cost debt with lower cost debt. Interest income from our mortgage portfolio decreased primarily due to the reduction in our balance of mortgage-related securities. Additionally, the interest rate earned on our mortgage loans decreased due to the decrease in the contractual rate of modified loans. Loan modifications subsequently led to a decrease in reimbursements from the Single-Family business for contractual interest income on non-accrual loans.

The Capital Markets group’s net interest income increased in the first nine months of 2011 compared with the first nine months of 2010 primarily due to a decline in funding costs as we replaced higher cost debt with lower cost debt. This increase in net interest income due to lower funding costs was partially offset by a decline in interest income from our mortgage portfolio. The reimbursements of contractual interest due on nonaccrual loans from the Single-Family business were a significant portion of the Capital Markets group’s interest income during the first nine months of 2011. However, the increase in these reimbursements was offset by the decline in interest income on our mortgage-related securities because our securities portfolio balance has declined.

Our net interest income and net interest yield were higher than they would have otherwise been in the third quarter and first nine months of both 2011 and 2010 because our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement. Further, dividends paid to Treasury are not recognized in interest expense.

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value (losses) gains, net” and is shown in “Table 11: Fair Value (Losses) Gains, Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $497 million for the third quarter of 2011 compared with a decrease of $673 million for the third quarter of 2010, and would have decreased $1.8 billion for the first nine months of 2011 compared with a decrease of $2.3 billion for the first nine months of 2010.

Investments Gains, Net

Investment gains decreased in the third quarter of 2011 compared with the third quarter of 2010 primarily due to a higher volume of securitizations in 2010. Investment gains decreased in the first nine months of 2011 compared with the first nine months of 2010 primarily due to decreased gains on sale of available-for-sale securities.

Net Other-Than-Temporary Impairments

The net other-than-temporary impairments recognized by the Capital Markets group are consistent with the amount reported in our condensed consolidated results of operations. See “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded in the third quarter and first nine months of 2011.

Fair Value (Losses) Gains, Net

The derivative gains and losses that are reported for the Capital Markets group are consistent with the derivative gains and losses reported in our condensed consolidated results of operations. We discuss details of these components of fair value gains and losses in “Consolidated Results of Operations—Fair Value (Losses) Gains, Net.”

The Capital Markets Group’s Mortgage Portfolio

The Capital Markets group’s mortgage portfolio consists of mortgage loans and mortgage-related securities that we own. Mortgage-related securities held by Capital Markets include Fannie Mae MBS and non-Fannie Mae mortgage-related securities. The Fannie Mae MBS that we own are maintained as securities on the Capital Markets group’s balance sheets. Mortgage-related assets held by consolidated MBS trusts are not included in the Capital Markets group’s mortgage portfolio.

We are restricted by our senior preferred stock purchase agreement with Treasury in the amount of mortgage assets that we may own. Each year on December 31, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. The maximum allowable amount of mortgage assets we may own was reduced to $810 billion as of December 31, 2010 and will be reduced to $729 billion as of December 31, 2011. As of September 30, 2011, we owned $722.2 billion in mortgage assets, compared with $788.8 billion as of December 31, 2010.

Table 20 summarizes our Capital Markets group’s mortgage portfolio activity for the periods indicated.

Table 20:  Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
		(Dollars in millions)

Mortgage loans:
Beginning balance	$405,417	$426,185	$427,074	$281,162
Purchases	36,169	54,136	102,533	254,725
Securitizations(2)	(18,420)	(24,052)	(64,962)	(52,218)
Liquidations(3)	(19,361)	(26,436)	(60,840)	(53,836)

Mortgage loans, ending balance	403,805	429,833	403,805	429,833
Mortgage securities:
Beginning balance	$326,384	$391,615	$361,697	$491,566
Purchases(4)	5,964	3,677	15,587	37,541
Securitizations(2)	18,420	24,052	64,962	52,218
Sales	(17,936)	(25,598)	(74,997)	(140,986)
Liquidations(3)	(14,479)	(20,728)	(48,896)	(67,321)

Mortgage securities, ending balance	318,353	373,018	318,353	373,018

Total Capital Markets mortgage portfolio	$722,158	$802,851	$722,158	$802,851

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under the accounting standards on the transfers of financial assets.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Purchases of mortgage loans decreased in the third quarter and first nine months of 2011 compared with both the third quarter and first nine months of 2010 because we purchased fewer loans that were four or more months delinquent from MBS trusts in the third quarter and first nine months of 2011. We significantly increased our purchases of delinquent loans in 2010 and purchased the substantial majority of our delinquent loan population during the first half of 2010, which included $127 billion of loans that were four or more months delinquent as of December 31, 2009.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 293,000 delinquent loans with an unpaid principal balance of approximately $51 billion from our single-family MBS trusts in the first nine months of 2011. As of September 30, 2011, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was $5.9 billion. In October 2011, we purchased approximately 31,000 delinquent loans with an unpaid principal balance of $5.3 billion from our single-family MBS trusts.

Table 21 shows the composition of the Capital Markets group’s mortgage portfolio as of September 30, 2011 and December 31, 2010.

Table 21:  Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Capital Markets group’s mortgage loans:
Single-family loans
Government insured or guaranteed	$41,619	$51,783
Conventional:
Long-term, fixed-rate	245,282	237,096
Intermediate-term, fixed-rate	9,644	11,446
Adjustable-rate	25,092	31,526

Total single-family conventional	280,018	280,068

Total single-family loans	321,637	331,851

Multifamily loans
Government insured or guaranteed	379	431
Conventional:
Long-term, fixed-rate	3,746	4,413
Intermediate-term, fixed-rate	62,538	71,010
Adjustable-rate	15,505	19,369

Total multifamily conventional	81,789	94,792

Total multifamily loans	82,168	95,223

Total Capital Markets group’s mortgage loans	403,805	427,074

Capital Markets group’s mortgage-related securities:
Fannie Mae	224,687	260,429
Freddie Mac	15,516	17,332
Ginnie Mae	1,087	1,425
Alt-A private-label securities	20,286	22,283
Subprime private-label securities	16,909	18,038
CMBS	24,219	25,052
Mortgage revenue bonds	11,365	12,525
Other mortgage-related securities	4,284	4,613

Total Capital Markets group’s mortgage-related securities(2)	318,353	361,697

Total Capital Markets group’s mortgage portfolio	$722,158	$788,771

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $324.7 billion and $365.8 billion as of September 30, 2011 and December 31, 2010, respectively.

The Capital Markets group’s mortgage portfolio decreased from December 31, 2010 to September 30, 2011 primarily due to liquidations and sales, partially offset by purchases of delinquent loans from MBS trusts. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $233.0 billion as of September 30, 2011 and $228.0 billion as of December 31, 2010. This population includes loans that have been modified and have been classified as TDRs, as well as unmodified delinquent loans that are on nonaccrual status in our condensed consolidated financial statements. We expect our mortgage portfolio to continue to decrease due to the restrictions on the amount of mortgage assets we may own under the terms of our senior preferred stock purchase agreement with Treasury.

CONSOLIDATED BALANCE SHEET ANALYSIS

The section below provides a discussion of our condensed consolidated balance sheets as of the dates indicated. You should read this section together with our condensed consolidated financial statements, including the accompanying notes.

Table 22 displays a summary of our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

Table 22:  Summary of Condensed Consolidated Balance Sheets

	As of
	September 30,	December 31,
	2011	2010	Variance
	(Dollars in millions)

Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$60,257	$29,048	$31,209
Restricted cash	55,961	63,678	(7,717)
Investments in securities(1)	150,859	151,248	(389)
Mortgage loans
Of Fannie Mae	385,503	407,482	(21,979)
Of consolidated trusts	2,583,752	2,577,794	5,958
Allowance for loan losses	(71,435)	(61,556)	(9,879)

Mortgage loans, net of allowance for loan losses	2,897,820	2,923,720	(25,900)
Other assets(2)	48,980	54,278	(5,298)

Total assets	$3,213,877	$3,221,972	$(8,095)

Liabilities and stockholders’ deficit
Debt
Of Fannie Mae	$744,803	$780,044	$(35,241)
Of consolidated trusts	2,446,973	2,416,956	30,017
Other liabilities(3)	29,892	27,489	2,403

Total liabilities	3,221,668	3,224,489	(2,821)

Senior preferred stock	104,787	88,600	16,187
Other deficit(4)	(112,578)	(91,117)	(21,461)

Total stockholders’ deficit	(7,791)	(2,517)	(5,274)

Total liabilities and stockholders’ deficit	$3,213,877	$3,221,972	$(8,095)

(1)	Includes $43.2 billion as of September 30, 2011 and $32.8 billion as of December 31, 2010 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 33: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable, federal funds purchased and securities sold under agreements to repurchase, and other liabilities.

(4)	Consists of preferred stock, common stock, accumulated deficit, accumulated other comprehensive loss, treasury stock, and noncontrolling interest.

Cash and Other Investments Portfolio

Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements are included in our cash and other investments portfolio. See “Liquidity and Capital

Management—Liquidity Management—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Restricted Cash

Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of September 30, 2011 compared with the balance as of December 31, 2010 primarily due to a decline in refinance activity, resulting in a decrease in unscheduled payments received.

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value (losses) gains, net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive (loss) income” in our condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive loss. See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of September 30, 2011. Table 23 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of September 30, 2011 and December 31, 2010.

Table 23:  Summary of Mortgage-Related Securities at Fair Value

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$26,767	$30,226
Freddie Mac	16,615	18,322
Ginnie Mae	1,236	1,629
Alt-A private-label securities	13,741	15,573
Subprime private-label securities	9,205	11,513
CMBS	24,990	25,608
Mortgage revenue bonds	11,325	11,650
Other mortgage-related securities	3,760	3,974

Total	$107,639	$118,495

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, including sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime private-label securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $37.2 billion as of September 30, 2011, of which $30.9 billion was rated below investment grade. Table 24 displays the unpaid principal balance and the fair value of our investments in Alt-A and subprime private-label securities along with an analysis of the cumulative losses on these investments as of September 30, 2011. As of September 30, 2011, we had realized actual cumulative principal shortfalls of approximately 5% compared with 2% as of December 31, 2010 of the total cumulative credit losses reported in this table and reflected in our condensed consolidated financial statements.

Table 24:  Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of September 30, 2011
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses(1)	Component(2)	Component(3)
	(Dollars in millions)

Trading securities:(4)
Alt-A private-label securities	$2,806	$1,454	$(1,309)	$(139)	$(1,170)
Subprime private-label securities	2,630	1,318	(1,312)	(404)	(908)

Total	$5,436	$2,772	$(2,621)	$(543)	$(2,078)

Available-for-sale securities:(4)
Alt-A private-label securities	$17,480	$12,287	$(5,574)	$(2,012)	$(3,562)
Subprime private-label securities	14,279	7,887	(6,431)	(2,480)	(3,951)

Total	$31,759	$20,174	$(12,005)	$(4,492)	$(7,513)

Grand Total	$37,195	$22,946	$(14,626)	$(5,035)	$(9,591)

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

(2)	Represents the estimated portion of the total cumulative losses that is noncredit-related. We have calculated the credit component based on the difference between the amortized cost basis of the securities and the present value of expected future cash flows. The remaining difference between the fair value and the present value of expected future cash flows is classified as noncredit-related.

(3)	For securities classified as trading, amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available-for-sale, amounts reflect the estimated portion of total cumulative other-than-temporary credit impairment losses, net of accretion, that are recognized in earnings.

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio as Fannie Mae securities.

Table 25 displays the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and CoreLogic, LoanPerformance (“CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of September 30, 2011. Based on the stressed condition of some of our financial guarantors, we believe some of these counterparties will not fully meet their obligation to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 25:	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of September 30, 2011
	Unpaid Principal Balance						Monoline
		Available-			Average	Average	Financial
		for-		≥ 60 Days	Loss	Credit	Guaranteed
	Trading	Sale	Wraps(1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount(6)
	(Dollars in millions)

Private-label mortgage- related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$487	$—	31.8%	58.1%	16.3%	$—
2005	—	1,324	—	44.9	60.9	39.0	257
2006	—	1,241	—	46.7	62.2	26.4	117
2007	1,949	—	—	45.4	70.4	55.8	684
Other Alt-A mortgage loans:
2004 and prior	—	6,309	—	10.5	51.6	12.4	12
2005	85	4,131	119	23.3	61.0	5.6	—
2006	65	3,868	—	28.3	61.6	0.6	—
2007	707	—	177	43.3	70.8	27.6	286
2008(8)	—	120	—	—	—	—	—

Total Alt-A mortgage loans:	2,806	17,480	296				1,356

Subprime mortgage loans:
2004 and prior	—	1,699	975	24.2	78.2	60.7	645
2005(8)	—	179	1,327	42.0	77.1	58.2	226
2006	—	11,792	—	47.6	78.7	17.8	52
2007	2,630	609	5,516	47.8	77.4	22.2	177

Total subprime mortgage loans:	2,630	14,279	7,818				1,100

Total Alt-A and subprime mortgage loans:	$5,436	$31,759	$8,114				$2,456

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)	Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflect information from September 2011 remittances for August 2011 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)	The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)	Severity data obtained from CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The CoreLogic severity data reflect information from September 2011 remittances for August 2011 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

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

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)	The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $120 million for the 2008 vintage of other Alt-A loans and $17 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

Mortgage Loans

The decrease in mortgage loans, net of an allowance for loan losses, in the first nine months of 2011 was primarily driven by lower acquisition volumes. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”

Debt Instruments

Debt of Fannie Mae is the primary means of funding our mortgage investments. Debt of consolidated trusts represents our liability to third-party beneficial interest holders when we have included the assets of a corresponding trust in our condensed consolidated balance sheets. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

The increase in debt of consolidated trusts in the first nine months of 2011 was primarily driven by the sale of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our condensed consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.

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

Our derivative assets and liabilities consist of these risk management derivatives and our mortgage commitments. We refer to the difference between the derivative assets and derivative liabilities recorded in our condensed consolidated balance sheets as our net derivative asset or liability. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our condensed consolidated balance sheets and the related outstanding notional amounts as of September 30, 2011 and December 31, 2010 in “Note 9, Derivative Instruments.” Table 26 provides an analysis of the factors driving the change from December 31, 2010 to September 30, 2011 in the estimated fair value of our net derivative liability related to our risk management derivatives recorded in our condensed consolidated balance sheets.

Table 26:  Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net

For the Nine
Months Ended
September 30, 2011
(Dollars in millions)

Net risk management derivative liability as of December 31, 2010	$(789)
Effect of cash payments:
Fair value at inception of contracts entered into during the period(1)	51
Fair value at date of termination of contracts settled during the period(2)	1,214
Net collateral received	(17)
Periodic net cash contractual interest payments(3)	1,755

Total cash payments	3,003

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(1,790)
Net change in fair value during the period	(3,777)

Risk management derivatives fair value losses, net	(5,567)

Net risk management derivative liability as of September 30, 2011	$(3,353)

(1)	Cash receipts from sale of derivative option contracts increase the derivative liability recorded in our condensed consolidated balance sheets. Cash payments made to purchase derivative option contracts (purchased option premiums) increase the derivative asset recorded in our condensed consolidated balance sheets.

(2)	Cash payments made to terminate derivative contracts reduce the derivative liability recorded in our condensed consolidated balance sheets. Primarily represents cash paid (received) upon termination of derivative contracts.

(3)	Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value losses, net in our condensed consolidated statements of operations and comprehensive loss. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability. Also includes cash paid (received) on other derivatives contracts.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value (Losses) Gains, Net,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 9, Derivative Instruments.”

Stockholders’ Deficit

Our net deficit increased as of September 30, 2011 compared with December 31, 2010. See Table 27 in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for details of the change in our net deficit.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.

Table 27 summarizes changes in our stockholders’ deficit reported in our GAAP condensed consolidated balance sheets and in the fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the nine months ended September 30, 2011. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 13, Fair Value.”

Table 27:	Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the
Nine Months Ended
September 30, 2011
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2010(1)	$(2,599)
Total comprehensive loss	(14,462)
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	16,187
Senior preferred stock dividends	(6,992)

Capital transactions, net	9,195
Other	13

Fannie Mae stockholders’ deficit as of September 30, 2011(1)	$(7,853)

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2010	$(120,294)
Capital transactions, net	9,195
Change in estimated fair value of net assets, excluding capital transactions	(2,270)

Increase in estimated fair value of net assets, net	6,925

Estimated fair value of net assets as of September 30, 2011	$(113,369)

(1)	Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, consists of “Total Fannie Mae’s stockholders’ deficit” and “Noncontrolling interests” reported in our condensed consolidated balance sheets.

(2)	Represents capital transactions, which are reported in our condensed consolidated financial statements.

During the first nine months of 2011, the fair value of our net assets, excluding capital transactions, decreased $2.3 billion which was attributable to a net decrease in the fair value of the net portfolio principally related to widening of the option-adjusted spread levels, which were partially offset by an increase in fair value attributable to the positive impact of the spread between mortgage assets and associated debt and derivatives.

Fair value decreases during the first half of 2011 were primarily attributable to credit-related items, principally related to declining actual and expected home prices. These fair value decreases have been reduced in the third quarter primarily by a decline in interest rates, which decreased the probability of default due to a higher expectation of prepayments.

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

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

We present our non-GAAP fair value balance sheets in Table 28 below.

Table 28:  Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of September 30, 2011				As of December 31, 2010
	GAAP				GAAP
	Carrying	Fair Value	Estimated		Carrying	Fair Value	Estimated
	Value	Adjustment(1)	Fair Value		Value	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash and cash equivalents	$80,268	$—	$80,268		$80,975	$—	$80,975
Federal funds sold and securities purchased under agreements to resell or similar arrangements	35,950	—	35,950		11,751	—	11,751
Trading securities	68,149	—	68,149		56,856	—	56,856
Available-for-sale securities	82,710	—	82,710		94,392	—	94,392
Mortgage loans:
Mortgage loans held for sale	309	—	309		915	—	915
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	329,848	(25,895)	303,953		358,698	(39,331)	319,367
Of consolidated trusts	2,567,663	95,780 (2)	2,663,443	(3)	2,564,107	46,038 (2)	2,610,145	(3)

Total mortgage loans	2,897,820	69,885	2,967,705	(4)	2,923,720	6,707	2,930,427	(4)
Advances to lenders	5,145	(116)	5,029	(5)(6)	7,215	(225)	6,990	(5)(6)
Derivative assets at fair value	723	—	723	(5)(6)	1,137	—	1,137	(5)(6)
Guaranty assets and buy-ups, net	480	378	858	(5)(6)	458	356	814	(5)(6)

Total financial assets	3,171,245	70,147	3,241,392	(7)	3,176,504	6,838	3,183,342	(7)
Credit enhancements	469	2,502	2,971	(5)(6)	479	3,286	3,765	(5)(6)
Other assets	42,163	(281)	41,882	(5)(6)	44,989	(261)	44,728	(5)(6)

Total assets	$3,213,877	$72,368	$3,286,245		$3,221,972	$9,863	$3,231,835

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$—		$52	$(1)	$51
Short-term debt:
Of Fannie Mae	193,718	41	193,759		151,884	90	151,974
Of consolidated trusts	5,004	—	5,004		5,359	—	5,359
Long-term debt:
Of Fannie Mae	551,085 (8)	29,153	580,238		628,160 (8)	21,524	649,684
Of consolidated trusts	2,441,969 (8)	146,581 (2)	2,588,550		2,411,597 (8)	103,332 (2)	2,514,929
Derivative liabilities at fair value	4,273	—	4,273	(9)(10)	1,715	—	1,715	(9)(10)
Guaranty obligations	765	3,155	3,920	(9)(10)	769	3,085	3,854	(9)(10)

Total financial liabilities	3,196,814	178,930	3,375,744	(7)	3,199,536	128,030	3,327,566	(7)
Other liabilities	24,854	(1,046)	23,808	(9)(10)	24,953	(472)	24,481	(9)(10)

Total liabilities	3,221,668	177,884	3,399,552		3,224,489	127,558	3,352,047
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(11)	104,787	—	104,787		88,600	—	88,600
Preferred	19,130	(17,784)	1,346		20,204	(19,829)	375
Common	(131,770)	(87,732)	(219,502)		(111,403)	(97,866)	(209,269)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(7,853)	$(105,516)	$(113,369)		$(2,599)	$(117,695)	$(120,294)
Noncontrolling interests	62	—	62		82	—	82

Total deficit	(7,791)	(105,516)	(113,307)		(2,517)	(117,695)	(120,212)

Total liabilities and equity (deficit)	$3,213,877	$72,368	$3,286,245		$3,221,972	$9,863	$3,231,835

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)	Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP condensed consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

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

(3)	Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $3.4 billion and $3.0 billion as of September 30, 2011 and December 31, 2010, respectively.

(4)	Performing loans had a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of both September 30, 2011 and December 31, 2010. Nonperforming loans, which include loans that are delinquent by one or more payments, had a fair value of $133.8 billion and an unpaid principal balance of $232.1 billion as of September 30, 2011 compared with a fair value of $168.5 billion and an unpaid principal balance of $287.4 billion as of December 31, 2010. See “Note 13, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)	The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)	“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $23.1 billion and $27.5 billion as of September 30, 2011 and December 31, 2010, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to Lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $6.8 billion and $9.3 billion as of September 30, 2011 and December 31, 2010, respectively.

(7)	We determined the estimated fair value of these financial instruments in accordance with the fair value accounting standard as described in “Note 13, Fair Value.”

(8)	Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $4.7 billion and $3.2 billion as of September 30, 2011 and December 31, 2010, respectively.

(9)	The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(10)	“Other liabilities” include Accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $12.9 billion and $13.8 billion as of September 30, 2011 and December 31, 2010, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $5.0 billion and $2.5 billion as of September 30, 2011 and December 31, 2010, respectively.

(11)	The amount included in “estimated fair value” of the senior preferred stock is the liquidation preference, which is the same as the GAAP carrying value, and does not reflect fair value.

LIQUIDITY AND CAPITAL MANAGEMENT

Liquidity Management

Our business activities require that we maintain adequate liquidity to fund our operations. Our liquidity risk management policy is designed to address our liquidity risk. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. Liquidity risk management involves forecasting funding requirements, maintaining sufficient capacity to meet our needs based on our ongoing assessment of financial market liquidity and adhering to our regulatory requirements.

Our Treasury group is responsible for implementing our liquidity and contingency planning strategies. We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt. While our liquidity contingency planning attempts to address stressed market conditions and our status under conservatorship and Treasury support arrangements, we believe that our liquidity contingency plan may be difficult or impossible to execute for a company of our size in our circumstances. See “Liquidity and Capital Management—Liquidity Management—Liquidity Risk Management Practices and Contingency Planning” in our 2010 Form 10-K for a discussion of our liquidity contingency plans. Also see “Risk Factors” in this report for a description of the risks associated with our liquidity contingency planning.

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

Fannie Mae Debt Funding Activity

Table 29 summarizes the activity in the debt of Fannie Mae for the periods indicated. This activity includes federal funds purchased and securities sold under agreements to repurchase but excludes the debt of consolidated trusts as well as intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 29:  Activity in Debt of Fannie Mae

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Issued during the period:
Short-term:
Amount	$134,500	$102,778	$362,752	$389,709
Weighted-average interest rate	0.12%	0.25%	0.12%	0.25%
Long-term:
Amount	$81,284	$138,672	$162,708	$341,526
Weighted-average interest rate	1.39%	1.62%	1.81%	2.04%
Total issued:
Amount	$215,784	$241,450	$525,460	$731,235
Weighted-average interest rate	0.60%	1.03%	0.65%	1.08%
Paid off during the period: (1)
Short-term:
Amount	$102,760	$139,706	$320,962	$370,713
Weighted-average interest rate	0.16%	0.23%	0.21%	0.23%
Long-term:
Amount	$93,274	$132,407	$242,852	$316,009
Weighted-average interest rate	1.96%	2.91%	2.49%	3.15%
Total paid off:
Amount	$196,034	$272,113	$563,814	$686,722
Weighted-average interest rate	1.01%	1.54%	1.19%	1.57%

(1)	Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases.

Debt funding activity in the third quarter and first nine months of 2011 decreased compared with the third quarter and first nine months of 2010 primarily due to lower funding needs as a result of (1) a reduction in the size of our mortgage portfolio pursuant to the requirements of the senior preferred stock purchase agreement, (2) a decrease in our redemption of debt with higher interest rates, which we replaced with issuances of debt with lower interest rates, and (3) a decrease in our purchases of delinquent loans from MBS trusts. Additionally, our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement.

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

In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of our debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. Standard & Poor’s Ratings Services’ (“S&P”) downgrade of our credit rating on August 8, 2011, which was a result of a similar action on the U.S. government’s sovereign credit rating, has not adversely affected our access to debt funding or the cost of our debt funding. See our discussion of credit ratings in “Risk Factors” for information about factors that may lead to the U.S. government’s long-term debt rating being lowered, and “Credit Ratings” below for further discussion of our dependence on our credit ratings.

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

Outstanding Debt

Total outstanding debt of Fannie Mae includes federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts.

As of September 30, 2011, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt increased to 26% from 19% as of December 31, 2010. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.58% as of September 30, 2011 from 2.77% as of December 31, 2010.

Pursuant to the terms of the senior preferred stock purchase agreement, our outstanding debt limit is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $972 billion in 2011. As of September 30, 2011, our aggregate indebtedness totaled $755.2 billion, which was $216.8 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 30 displays information as of September 30, 2011 and December 31, 2010 on our outstanding short-term and long-term debt based on its original contractual terms.

Table 30:  Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	September 30, 2011			December 31, 2010
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate	Maturities	Outstanding	Rate
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	—	$—	—%	—	$52	2.20%

Short-term debt:
Fixed-rate:
Discount notes	—	$193,385	0.13%	—	$151,500	0.32%
Foreign exchange discount notes	—	333	2.01	—	384	2.43

Total short-term debt of Fannie Mae(2)		193,718	0.14		151,884	0.32
Debt of consolidated trusts	—	5,004	0.19	—	5,359	0.23

Total short-term debt		$198,722	0.14%		$157,243	0.32%

Long-term debt:
Senior fixed:
Benchmark notes and bonds	2011 - 2030	$281,876	2.90%	2011 - 2030	$300,344	3.20%
Medium-term notes	2011 - 2021	153,166	1.81	2011 - 2020	199,266	2.13
Foreign exchange notes and bonds	2021 - 2028	667	5.22	2017 - 2028	1,177	6.21
Other(3)	2011 - 2040	44,241	5.59	2011 - 2040	44,893	5.64

Total senior fixed		479,950	2.80		545,680	3.02
Senior floating:
Medium-term notes	2011 - 2016	62,970	0.30	2011 - 2015	72,039	0.31
Other(3)	2020 - 2037	421	6.61	2020 - 2037	386	4.92

Total senior floating		63,391	0.33		72,425	0.34
Subordinated fixed-rate:
Qualifying subordinated(4)	2012 - 2014	4,893	5.08	2011 - 2014	7,392	5.47
Subordinated debentures	2019	2,851	9.91	2019	2,663	9.91

Total subordinated fixed-rate		7,744	6.86		10,055	6.65

Total long-term debt of Fannie Mae(5)		551,085	2.58		628,160	2.77
Debt of consolidated trusts(3)	2011 - 2051	2,441,969	4.40	2011 - 2051	2,411,597	4.59

Total long-term debt		$2,993,054	4.06%		$3,039,757	4.22%

Outstanding callable debt of Fannie Mae(6)		$158,150	2.40%		$219,804	2.53%

(1)	Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments and debt of consolidated trusts, totaled $754.2 billion and $792.6 billion as of September 30, 2011 and December 31, 2010, respectively.

(2)	Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $77 million and $128 million as of September 30, 2011 and December 31, 2010, respectively.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

(4)	Consists of subordinated debt with an interest deferral feature.

(5)	Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $99.9 billion and $95.4 billion as of September 30, 2011 and December 31, 2010, respectively. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $9.5 billion and $12.4 billion as of September 30, 2011 and December 31, 2010, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $560.4 billion and $640.5 billion as of September 30, 2011 and December 31, 2010, respectively.

(6)	Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 31 presents the maturity profile, as of September 30, 2011, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, increased as a percentage of our total outstanding debt, excluding debt of consolidated trusts and federal funds purchased and securities sold under agreements to repurchase, to 39% as of September 30, 2011, compared with 32% as of December 31, 2010. The weighted-average maturity of our outstanding debt that is maturing within one year was 139 days as of September 30, 2011, compared with 116 days as of December 31, 2010.

Table 31:  Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $212 million as of September 30, 2011. Excludes debt of consolidated trusts maturing within one year of $8.0 billion as of September 30, 2011.

Table 32 presents the maturity profile, as of September 30, 2011, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 57 months as of September 30, 2011 compared with approximately 58 months as of December 31, 2010.

Table 32:  Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $9.3 billion as of September 30, 2011. Excludes debt of consolidated trusts of $2.4 trillion as of September 30, 2011.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Cash and Other Investments Portfolio

Table 33 provides information on the composition of our cash and other investments portfolio for the periods indicated.

Table 33:  Cash and Other Investments Portfolio

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Cash and cash equivalents	$24,307	$17,297
Federal funds sold and securities purchased under agreements to resell or similar arrangements	35,950	11,751
Non-mortgage-related securities:
U.S. Treasury securities(1)	40,755	27,432
Asset-backed securities(2)	2,465	5,321

Total non-mortgage-related securities	43,220	32,753

Total cash and other investments	$103,477	$61,801

(1)	Excludes $1.1 billion and $4.0 billion of U.S. Treasury securities which are a component of cash equivalents as of September 30, 2011 and December 31, 2010, respectively, as these securities had a maturity at the date of acquisition of three months or less.

(2)	Includes securities primarily backed by credit cards loans, student loans and automobile loans.

Our cash and other investments portfolio increased from December 31, 2010 to September 30, 2011. We have increased the amount of cash and highly liquid non-mortgage securities held in our portfolio to further bolster our liquidity position.

Credit Ratings

Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions.

On August 5, 2011, S&P lowered the long-term sovereign credit rating on the U.S. to “AA+.” As a result of this action, and because we directly rely on the U.S. government for capital support, on August 8, 2011, S&P lowered our long-term senior debt rating to “AA+” with a negative outlook. Previously, our long-term senior debt had been rated by S&P as “AAA” and had been on CreditWatch Negative. S&P affirmed our short-term senior debt rating of “A-1+” and removed it from CreditWatch Negative. If S&P further lowers the U.S. government’s sovereign credit rating, we expect that it would lower our long-term debt rating correspondingly.

Fitch Ratings (“Fitch”) affirmed its rating and stable outlook of our long-term debt and Moody’s Investors Service (“Moody’s”) confirmed the U.S. government’s rating and our long-term debt ratings. Moody’s also removed the designation that these ratings were under review for possible downgrade and revised the rating outlook for both the U.S. government’s rating and our long-term debt ratings to negative.

S&P, Moody’s and Fitch have all indicated that, if they were to lower the sovereign credit ratings on the U.S, they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities. We cannot predict whether one or more of these ratings agencies will lower our debt ratings in the future. See “Risk Factors” for a discussion of the possibility of further downgrades and the risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts and other borrowing arrangements.

Table 34 displays the credit ratings issued by the three major credit rating agencies as of November 3, 2011.

Table 34:  Fannie Mae Credit Ratings

As of November 3, 2011
	S&P	Moody’s	Fitch

Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Negative (for Long Term Senior Debt and Qualifying Subordinated Debt)	Negative (for Long Term Senior Debt and Qualifying Subordinated Debt)	Stable (for AAA rated Long Term Issuer Default Rating)

Cash Flows

Nine Months Ended September 30, 2011.  Cash and cash equivalents increased from December 31, 2010 by $7.0 billion to $24.3 billion as of September 30, 2011. Net cash generated from investing activities totaled $327.8 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were offset by net cash used in operating activities of $6.7 billion and net cash used in financing activities of $314.1 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

Nine Months Ended September 30, 2010.  Cash and cash equivalents increased from December 31, 2009 by $4.6 billion to $11.4 billion as of September 30, 2010. Net cash generated from investing activities totaled

$381.4 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were partially offset by net cash used in operating activities of $42.4 billion resulting primarily from purchases of trading securities. The net cash used in financing activities of $334.4 billion was primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

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

Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $103.8 billion from Treasury pursuant to the senior preferred stock purchase agreement as of September 30, 2011. The Acting Director of FHFA will submit a request for $7.8 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of September 30, 2011, and request the receipt of those funds on or prior to December 31, 2011. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $112.6 billion.

We expect to have a net worth deficit in future periods and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement.

The senior preferred stock purchase agreement provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any net worth deficiencies attributable to periods during 2010, 2011 and 2012. If we do not have a positive net worth as of December 31, 2012, then the amount of funding available under the senior preferred stock purchase agreement after 2012 will be $124.8 billion ($200 billion less $75.2 billion in cumulative draws for net worth deficiencies through December 31, 2009).

In the event we have a positive net worth as of December 31, 2012, then the amount of funding available after 2012 under the senior preferred stock purchase agreement will depend on the size of that positive net worth relative to the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, as follows:

•	If our positive net worth as of December 31, 2012 is less than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, then the amount of available funding will be $124.8 billion less our positive net worth as of December 31, 2012.

•	If our positive net worth as of December 31, 2012 is greater than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, then the amount of available funding will be $124.8 billion less the cumulative draws attributable to periods during 2010, 2011 and 2012.

As of November 7, 2011, the amount of the quarterly commitment fee payable by us to Treasury under the senior preferred stock purchase agreement had not been established; however, Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2011 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury stated that it will reevaluate the situation during the next calendar quarter to determine whether to set the quarterly commitment fee for the first quarter of 2012.

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

Our third quarter dividend of $2.5 billion was declared by the conservator and paid by us on September 30, 2011. Upon receipt of the additional funds from Treasury in December 2011 that FHFA will request on our behalf, the annualized dividend on the senior preferred stock will be $11.3 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $58.9 billion as of September 30, 2011 and $56.9 billion as of December 31, 2010.

Under the temporary credit and liquidity facilities program in which we provide assistance to housing finance agencies (“HFAs”) and in which Treasury has purchased participation interests, our outstanding commitments totaled $3.3 billion as of September 30, 2011 and $3.7 billion as of December 31, 2010. Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $17.4 billion as of September 30, 2011 and $17.8 billion as of December 31, 2010. As of both September 30, 2011 and December 31, 2010, there were no liquidity guarantee advances outstanding. For a description of these programs, see “MD&A—Off-Balance Sheet Arrangements—Treasury Housing Finance Agency Initiative” in our 2010 Form 10-K.

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

Mortgage Credit Book of Business

Table 35 displays the composition of our entire mortgage credit book of business as of the dates indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of both September 30, 2011 and December 31, 2010.

Table 35:  Composition of Mortgage Credit Book of Business(1)

	As of September 30, 2011			As of December 31, 2010
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)

Mortgage loans and Fannie Mae MBS(2)	$2,803,667	$174,779	$2,978,446	$2,826,994	$170,552	$2,997,546
Unconsolidated Fannie Mae MBS, held by third parties(3)	17,899	1,754	19,653	19,468	1,855	21,323
Other credit guarantees(4)	22,556	16,726	39,282	18,625	16,994	35,619

Guaranty book of business	$2,844,122	$193,259	$3,037,381	$2,865,087	$189,401	$3,054,488

Agency mortgage-related securities(5)	16,574	33	16,607	18,797	24	18,821
Other mortgage-related securities	44,330	32,732	77,062	48,678	34,205	82,883

Mortgage credit book of business	$2,905,026	$226,024	$3,131,050	$2,932,562	$223,630	$3,156,192

Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,771,191	$190,760	$2,961,951	$2,790,590	$186,712	$2,977,302
Government Guaranty Book of Business(7)	$72,931	$2,499	$75,430	$74,497	$2,689	$77,186

(1)	Based on unpaid principal balance. Prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of mortgage loans and Fannie Mae MBS recognized in our condensed consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(4)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(5)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(7)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of both our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of September 30, 2011 and December 31, 2010. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2010 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

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

Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards

In evaluating our single-family mortgage credit risk, we closely monitor changes in housing and economic conditions and the impact of those changes on the credit risk profile of our single-family mortgage credit book of business. We regularly update our underwriting standards and eligibility guidelines to take into consideration changing market conditions.

Our mortgage servicers are the primary points of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. In the second quarter of 2011, we issued new standards for mortgage servicers regarding the management of delinquent loans, default prevention and foreclosure time frames under FHFA’s directive to align GSE policies for servicing delinquent mortgages. The new standards, reinforced by new incentives and compensatory fees, require servicers to take a more consistent approach for homeowner communications, loan modifications and other workouts, and, when necessary, foreclosures. The new standards are designed to: (1) achieve effective contact with the borrower, including creating a uniform standard for communicating with the homeowner, determining reasons for delinquency and assessing their ability to pay, and educating homeowners on the availability of foreclosure prevention options; (2) set clear timelines and establish clear and consistent policies in the foreclosure process; and (3) provide incentives to servicers to complete loan workouts earlier in the homeowner’s delinquency and charge servicers compensatory fees when they fail to have the proper contact with the borrower. We believe these standards, which became effective October 1, 2011, will bring greater consistency, clarity, fairness and efficiency to the process, help improve servicer performance, and hold servicers accountable for their effectiveness in assisting homeowners.

In addition to these new standards, we have taken other steps to improve the servicing of our delinquent loans including: (1) updating our Servicing Guide, which should improve our servicers’ ability to understand and comply with our requirements and allow them to complete workouts earlier in the delinquency process, thereby avoiding foreclosure; (2) implementing our STAR program, a servicer performance management system designed to encourage improvements in customer service and foreclosure prevention outcomes for homeowners by rating servicers on their performance in these areas; and (3) transferring servicing on loan populations that include loans with higher-risk characteristics to special servicers with whom we have worked to develop high-touch protocols for servicing these loans. For example, in the third quarter of 2011, we agreed to purchase from Bank of America, N.A. the mortgage servicing rights associated with up to $74 billion in unpaid principal balance of mortgage loans in our single-family guaranty book of business, which represented approximately 11% of our servicing portfolio with Bank of America as of September 30, 2011. We believe retaining special servicers to service these loans using high-touch protocols will reduce our future credit losses on the transferred loan portfolio, while enabling Bank of America to better focus on our remaining portfolio with them.

For discussion of our acquisition policy, underwriting standards, and use of mortgage insurance as a form of credit enhancement, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in our 2010 Form 10-K. For a discussion of our aggregate mortgage insurance coverage as of September 30, 2011 and December 31, 2010, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”

Single-Family Portfolio Diversification and Monitoring

Diversification within our single-family mortgage credit book of business by product type, loan characteristics and geography is an important factor that influences credit quality and performance and may reduce our credit risk. We monitor various loan attributes, in conjunction with housing market and economic conditions, to determine if our pricing and our eligibility and underwriting criteria accurately reflect the risk associated with loans we acquire or guarantee. In some cases, we may decide to significantly reduce our participation in riskier loan product categories. We also review the payment performance of loans in order to help identify potential problem loans early in the delinquency cycle and to guide the development of our loss mitigation strategies.

Table 36 presents our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 36:  Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family
	Conventional Business Volume(2)
	For the		For the		Percent of Single-Family
	Three Months		Nine Months		Conventional Guaranty
	Ended		Ended		Book of Business(3)(4)
	September 30,		September 30,		As of
	2011	2010	2011	2010	September 30, 2011	December 31, 2010

Original LTV ratio:(5)
<= 60%	26%	30%	28%	30%	24%	24%
60.01% to 70%	14	16	15	15	16	16
70.01% to 80%	38	40	38	39	40	41
80.01% to 90%(6)	10	8	9	9	10	9
90.01% to 100%(6)	9	5	7	5	9	9
Greater than 100%(6)	3	1	3	2	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average	71%	68%	70%	69%	71%	71%
Average loan amount	$202,476	$218,328	$205,186	$219,551	$155,769	$155,531
Estimated mark-to-market LTV ratio:(7)
<= 60%					28%	28%
60.01% to 70%					13	13
70.01% to 80%					19	19
80.01% to 90%					15	15
90.01% to 100%					9	9
Greater than 100%					16	16

Total					100%	100%

Weighted average					78%	77%
Product type:
Fixed-rate:(8)
Long-term	67%	72%	69%	72%	72%	74%
Intermediate-term	25	22	24	21	15	14
Interest-only	*	*	*	*	2	2

Total fixed-rate	92	94	93	93	89	90

Adjustable-rate:
Interest-only	1	1	1	2	3	4
Other ARMs	7	5	6	5	8	6

Total adjustable-rate	8	6	7	7	11	10

Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family
	Conventional Business Volume(2)
	For the		For the		Percent of Single-Family
	Three Months		Nine Months		Conventional Guaranty
	Ended		Ended		Book of Business(3)(4)
	September 30,		September 30,		As of
	2011	2010	2011	2010	September 30, 2011	December 31, 2010

Number of property units:
1 unit	97%	98%	97%	98%	97%	97%
2-4 units	3	2	3	2	3	3

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	91%	92%	91%	91%	91%	91%
Condo/Co-op	9	8	9	9	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	88%	92%	88%	91%	89%	90%
Second/vacation home	5	4	5	4	5	4
Investor	7	4	7	5	6	6

Total	100%	100%	100%	100%	100%	100%

FICO credit score at origination:
< 620	1%	*%	1%	1%	3%	4%
620 to < 660	2	2	2	2	7	7
660 to < 700	8	6	8	7	14	15
700 to < 740	17	16	17	17	21	21
>= 740	72	76	72	73	55	53

Total	100%	100%	100%	100%	100%	100%

Weighted average	759	764	760	760	737	735
Loan purpose:
Purchase	32%	27%	26%	26%	32%	33%
Cash-out refinance	15	19	17	20	28	29
Other refinance	53	54	57	54	40	38

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	15%	16%	15%	15%	15%	15%
Northeast	19	19	20	20	19	19
Southeast	19	18	20	18	24	24
Southwest	16	15	16	15	15	15
West	31	32	29	32	27	27

Total	100%	100%	100%	100%	100%	100%

Origination year:
<= 2001					2%	2%
2002					3	3
2003					9	11
2004					6	7
2005					7	9
2006					7	8
2007					10	12
2008					8	9
2009					18	21
2010					20	18
2011					10	—

Total					100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)	We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of both September 30, 2011 and December 31, 2010. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

(2)	Calculated based on unpaid principal balance of single-family loans for each category at time of acquisition. Single-Family business volume refers to both single-family mortgage loans we purchase for our mortgage portfolio and single-family mortgage loans we guarantee.

(3)	Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of the end of each period.

(4)	Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 4.6% of our single-family conventional guaranty book of business as of September 30, 2011 and 3.9% as of December 31, 2010. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” in our 2010 Form 10-K and “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management—Credit Profile Summary” in this report for additional information on loan limits.

(5)	The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)	We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under Refi Plus, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have a LTV ratio over 80%.

(7)	The aggregate estimated mark-to-market LTV ratio is based on the unpaid principal balance of the loan as of the end of each reported period divided by the estimated current value of the property, which we calculate using an internal valuation model that estimates periodic changes in home value. Excludes loans for which this information is not readily available.

(8)	Long-term fixed-rate consists of mortgage loans with maturities greater than 15 years, while intermediate-term fixed-rate has maturities equal to or less than 15 years. Loans with interest-only terms are included in the interest-only category regardless of their maturities.

(9)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD and WI. Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT and VI. Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV. Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX and UT. West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Credit Profile Summary

We continue to see the positive effects of actions we took beginning in 2008 to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. The single-family loans we purchased or guaranteed in the first nine months of 2011 have a strong credit profile with a weighted average original LTV ratio of 70%, a weighted average FICO credit score of 760, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. Due to lower acquisition volume and the relatively high volume of Refi Plus loans (including HARP loans), the LTV ratios at origination for our 2011 acquisitions to date are higher than for our 2009 and 2010 acquisitions.

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

The credit profile of our acquisitions in the first nine months of 2011 was further influenced by our acquisitions of refinanced loans. Refinanced loans, which include Refi Plus loans, comprised 74% of our single-family acquisitions in the first nine months of 2011. Refinanced loans generally have a strong credit profile because refinancing indicates borrowers’ ability to make their mortgage payment and desire to maintain homeownership, but Refi Plus loans, which may have original LTV ratios as high as 125% and in some cases lower FICO credit scores than we generally require, may not ultimately perform as well as traditional refinanced loans. However, it is too early to determine whether the performance of loans with higher risk characteristics refinanced under the Refi Plus program will perform differently from other refinanced loans. Refi Plus offers expanded refinance opportunities for eligible Fannie Mae borrowers that may help prevent future delinquencies and defaults. In the first quarter of 2011, our regulator granted our request for an extension of our ability to acquire loans under Refi Plus with LTV ratios greater than 80% and up to 125% for loans originated through June 2012. Approximately 19% of our total single-family conventional business volume for the first nine months of 2011 consisted of loans with LTV ratios higher than 80% at the time of purchase compared with 16% for the first nine months of 2010.

On October 24, 2011, FHFA, Fannie Mae, and Freddie Mac announced changes to HARP. While HARP previously limited eligibility to borrowers with mortgage loans that had LTV ratios no greater than 125 percent, the new HARP guidelines remove that ceiling when the refinancing is into a new fixed-rate mortgage. See “Legislative and Regulatory Developments” for a discussion on the changes to HARP.

The prolonged and severe decline in home prices has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business to remain high at 78% as of September 30, 2011, and 77% as of December 31, 2010. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 16% as of September 30, 2011 and December 31, 2010. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

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

We have classified a mortgage loan as Alt-A if the lender that delivered the loan to us classified the loan as Alt-A based on documentation or other features. We have classified a mortgage loan as subprime if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender. We exclude from the subprime classification loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We apply our classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $188.4 billion as of September 30, 2011, represented approximately 6.8% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $6.0 billion as of September 30, 2011, represented approximately 0.2% of our single-family conventional guaranty book of business. See “Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for additional information on our single-family book of business.

Jumbo-Conforming and High-Balance Loans

The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $125.8 billion, or 4.6% of our single-family conventional guaranty book of business, as of September 30, 2011 and $109.7 billion, or 3.9% of our single-family conventional guaranty book of business, as of December 31, 2010. The standard conforming loan limit for a one-unit property was $417,000 in 2011 and 2010. Our loan limits were higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties; however, our loan limits for loans originated after September 30, 2011 decreased in specified high-cost areas to an amount not to exceed $625,500 for one-unit properties. Unlike FHA, which is not subject to current loan limits for refinancing its existing loans above current limits, our current loan limits apply to all new acquisitions. Therefore, we expect refinances of our existing loans above current limits to be significantly reduced. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” in our 2010 Form 10-K for additional information on our loan limits.

Reverse Mortgages

The outstanding unpaid principal balance of reverse mortgage whole loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $50.9 billion as of September 30, 2011 and $50.8 billion as of December 31, 2010. The balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee, and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through the FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans. In December 2010, we communicated to our lenders that we are exiting the reverse mortgage business and will no longer acquire newly originated home equity conversion mortgages.

Problem Loan Management

Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan workouts reflect our various types of home retention strategies, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including preforeclosure sales and deeds-in-lieu of foreclosure. When appropriate, we seek to move to foreclosure expeditiously. For additional discussion on our efforts to reduce defaults and credit losses, see “Executive Summary—Reducing Credit Losses on Our Legacy Book of Business.”

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

Problem Loan Statistics

The following table displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) as of the dates indicated.

Table 37:  Delinquency Status of Single-Family Conventional Loans

	As of
	September 30,	December 31,	September 30,
	2011	2010	2010

As of period end:
Delinquency status:
30 to 59 days delinquent	2.16%	2.32%	2.40%
60 to 89 days delinquent	0.75	0.87	0.91
Seriously delinquent	4.00	4.48	4.56
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	71%	67%	66%

The number of loans at risk of becoming seriously delinquent has diminished in 2011 as early stage delinquencies have decreased. As of September 30, 2011, the percentage and number of our single-family conventional loans that were seriously delinquent decreased, as compared with December 31, 2010, and has decreased every quarter since the first quarter of 2010. The decrease in our serious delinquency rate in 2010 and the first nine months of 2011 was primarily the result of home retention solutions, as well as foreclosure alternatives and completed foreclosures. The decrease is also attributable to our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans have become an increasingly larger portion of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent.

Although our single-family serious delinquency rate has decreased since the first quarter of 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent have been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. Continuing issues in the servicer foreclosure process, changes in state foreclosure laws, and new court rules and proceedings have lengthened the time it takes to foreclose on a mortgage loan in many states. In addition, servicers and states are dealing with the backlog of foreclosures resulting from these delays and from the elevated level of foreclosures resulting from the housing market downturn. For more information on the delays in the foreclosure process, see “Executive Summary—Reducing Credit Losses on Our Legacy Book of Business.” We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, and the extent to which borrowers with modified loans continue to make timely payments.

Table 38 provides a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business.

Table 38:  Single-Family Serious Delinquency Rates

	As of
	September 30, 2011		December 31, 2010		September 30, 2010
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	3.89%	15%	4.16%	16%	4.16%
Northeast	19	4.36	19	4.38	19	4.27
Southeast	24	5.78	24	6.15	24	6.19
Southwest	15	2.34	15	3.05	15	3.19
West	27	3.04	27	4.06	26	4.35

Total single-family conventional loans	100%	4.00%	100%	4.48%	100%	4.56%

Single-family conventional loans:
Credit enhanced	14%	9.43%	15%	10.60%	15%	10.66%
Non-credit enhanced	86	3.10	85	3.40	85	3.45

Total single-family conventional loans	100%	4.00%	100%	4.48%	100%	4.56%

(1)	See footnote 9 to “Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

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

Table 39 presents the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the periods indicated. The reported categories are not mutually exclusive.

Table 39:  Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	September 30, 2011				December 31, 2010				September 30, 2010
				Estimated				Estimated				Estimated
				Mark-to-				Mark-to-				Mark-to-
	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market	Unpaid	Percentage	Serious	Market
	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV	Principal	of Book	Delinquency	LTV
	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)	Balance	Outstanding	Rate	Ratio(1)
	(Dollars in millions)

States:
Arizona	$67,562	2%	3.78%	110%	$71,052	2%	6.23%	105%	$71,636	2%	6.39%	104%
California	510,199	19	2.70	79	507,598	18	3.89	76	498,462	18	4.28	75
Florida	178,036	6	11.90	107	184,101	7	12.31	107	186,010	7	12.10	104
Nevada	29,200	1	7.53	135	31,661	1	10.66	128	32,195	1	11.24	127
Select Midwest states(2)	286,389	10	4.55	82	292,734	11	4.80	80	294,174	11	4.78	78
All other states	1,691,570	62	3.20	71	1,695,615	61	3.46	71	1,684,827	61	3.51	69
Product type:
Alt-A	188,385	7	12.71	99	211,770	8	13.87	96	219,968	8	13.79	93
Subprime	5,968	*	23.91	108	6,499	*	28.20	103	6,665	*	28.50	100
Vintages:
2006	196,843	7	11.81	108	232,009	8	12.19	104	246,502	9	11.84	101
2007	283,866	10	12.63	109	334,110	12	13.24	104	356,063	13	13.04	100
All other vintages	2,282,247	83	2.41	71	2,216,642	80	2.62	70	2,164,739	78	2.64	68
Estimated mark-to-market
LTV ratio:
Greater than 100%(1)	463,241	16	14.53	131	435,991	16	17.70	130	400,998	15	18.57	130
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	19,587	1	18.99	112	21,205	1	21.41	109	21,806	1	21.80	107

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

Loan Workout Metrics

The efforts of our mortgage servicers are critical in keeping people in their homes, preventing foreclosures and providing homeowner assistance. We continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. Partnering with our servicers, civic and community leaders and housing industry partners, we have launched a series of Mortgage Help Centers nationwide to accelerate the response time for struggling borrowers with loans owned by us. As of September 30, 2011, we have established 11 Mortgage Help Centers which completed nearly 4,100 home retention solutions in the first nine months of 2011. Additionally, we currently offer up to twelve months forbearance for those homeowners who are unemployed as an additional tool to help homeowners avoid foreclosure.

Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we completed during the first nine months of 2011 were, as in recent periods, concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships.

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

Table 40 provides statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications or repayment and forbearance plans that have been initiated but not completed.

Table 40:  Statistics on Single-Family Loan Workouts

	For the		For the		For the
	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2011		December 31, 2010		September 30, 2010
	Unpaid		Unpaid		Unpaid
	Principal	Number	Principal	Number	Principal	Number
	Balance	of Loans	Balance	of Loans	Balance	of Loans
	(Dollars in millions)

Home retention strategies:
Modifications	$32,658	161,404	$82,826	403,506	$66,206	321,814
Repayment plans and forbearances completed	3,769	26,801	4,385	31,579	3,258	23,606
HomeSaver Advance first-lien loans	—	—	688	5,191	661	5,165

	36,427	188,205	87,899	440,276	70,125	350,585

Foreclosure alternatives:
Preforeclosure sales	11,231	50,966	15,899	69,634	12,775	55,788
Deeds-in-lieu of foreclosure	1,179	6,636	1,053	5,757	732	3,971

	12,410	57,602	16,952	75,391	13,507	59,759

Total loan workouts	$48,837	245,807	$104,851	515,667	$83,632	410,344

Loan workouts as a percentage of single-family guaranty book of business(1)	2.29%	1.84%	3.66%	2.87%	3.91%	3.05%

(1)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.

The volume of workouts completed in the first nine months of 2011 decreased compared with the first nine months of 2010, primarily because we began to require that non-HAMP modifications go through a trial period, which initially lowers the number of modifications that can become permanent in any particular period. The number of foreclosure alternatives we agreed to during the first nine months of 2011 remains high as these are favorable solutions for a large number of borrowers. We expect the volume of our foreclosure alternatives to remain high throughout the remainder of 2011.

During the first nine months of 2011, we initiated approximately 165,000 trial modifications, including HAMP and non-HAMP, compared with approximately 135,000 trial modifications during the first nine months of 2010. We also initiated other types of workouts, such as repayment plans and forbearances. It is difficult to predict how many of these trial modifications and initiated plans will be completed.

Table 41 displays the profile of loan modifications (HAMP and non-HAMP) provided to borrowers for the periods indicated.

Table 41:  Single-Family Loan Modification Profile

	2011				Full Year
	YTD	Q3	Q2	Q1	2010

Term extension, interest rate reduction, or combination of both(1)	98%	100%	99%	96%	93%
Initial reduction in monthly payment(2)	96	97	97	94	91
Estimated mark-to-market LTV ratio > 100%	62	61	62	64	53
Troubled debt restructurings(3)	100	100	98	97	94

(1)	Reported statistics for term extension, interest rate reduction or the combination include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

(3)	Percentage for the nine months ended September 30, 2011 reflects the impact of the new TDR accounting standard which was retrospectively adopted beginning January 1, 2011. Prior periods have not been revised.

The majority of our modifications in 2010 and the first nine months of 2011 were made to loans with a mark-to-market LTV ratio greater than 100% because these borrowers are typically unable to refinance their mortgages or sell their homes for a price that allows them to pay off their mortgage obligation as their mortgages are greater than the value of their homes. Additionally, the serious delinquency rate for these loans tends to be significantly higher than the overall average serious delinquency rate. As of September 30, 2011, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 15%, compared with our overall average single-family serious delinquency rate of 4.00%.

Approximately 69% of loans modified during the first nine months of 2010 were current or had paid off as of one year following the loan modification date. In comparison, 44% of loans modified during the first nine months of 2009 were current or had paid off as of one year following the loan modification date. There is significant uncertainty regarding the ultimate long term success of our current modification efforts and we believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets. See “Risk Factors” for a discussion of efforts we may be required or asked to undertake and their potential affect on us.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 42 compares our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 42:  Single-Family Foreclosed Properties

	For the Nine Months
	Ended September 30,
	2011	2010

Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	162,489	86,155
Acquisitions by geographic area:(2)
Midwest	32,074	48,930
Northeast	7,091	12,022
Southeast	36,433	66,313
Southwest	36,324	44,378
West	40,518	44,473

Total properties acquired through foreclosure(1)	152,440	216,116
Dispositions of REO	(192,313)	(135,484)

End of period inventory of single-family foreclosed properties (REO)(1)	122,616	166,787

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$11,039	$16,394

Single-family foreclosure rate(4)	1.15%	1.61%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 36: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)	Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family conventional guaranty book of business as of the end of each respective period.

The continued weak economy, as well as high unemployment rates, continues to result in a high level of mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure. Our foreclosure rates remain high; however, foreclosure levels were lower than what they otherwise would have been during the first nine months of 2011 due to delays in the processing of foreclosures caused by continuing foreclosure process issues encountered by our servicers, changes in state foreclosure laws, and new court rules and proceedings. Additionally, foreclosure levels were affected by our directive to servicers to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a HAMP modification and that all other home retention and foreclosure prevention alternatives have been exhausted. The delay in potential foreclosures, as well as an increase in the number of dispositions of REO properties, has resulted in a decrease in the ending inventory of foreclosed properties since December 31, 2010.

The percentage of our single-family foreclosed properties that we determined were unable to market for sale was 46% as of September 30, 2011 compared with 41% as of December 31, 2010. The two largest concentrations of the unable to market for sale inventory are: (1) properties that are still occupied by the person or personal property, and the eviction process is not yet complete (“occupied status”); and (2) properties that are within the period during which state law allows the former mortgagor and second lien holders to redeem the property (“redemption status”). Being in occupied status lengthens the time a property remains in our REO inventory by an average of one to three months, and occupied status properties represented approximately 32% of our unable to market for sale inventory as of September 30, 2011 compared with approximately 40% as of December 31, 2010. Being in redemption status lengthens the time a property remains in our REO inventory by an average of two to six months, and redemption status properties represented approximately 26% of our unable to market for sale inventory as of September 30, 2011 compared with approximately 27% as of December 31, 2010. As we are unable to market a higher portion of our inventory, it slows the pace at which we can dispose of our properties and increases our foreclosed property expense related to costs associated with ensuring that the property is vacant and maintaining the property.

As shown in Table 43 we have experienced a disproportionate share of foreclosures in certain states as compared with their share of our guaranty book of business. This is primarily because these states have had significant home price depreciation or weak economies and, in the case of California and Florida specifically, a significant number of Alt-A loans.

Table 43:  Single-Family Acquired Property Concentration Analysis

For the Nine Months Ended
	As of		September 30, 2011	September 30, 2010
	September 30, 2011	December 31, 2010	Percentage of	Percentage of
	Percentage of	Percentage of	Properties	Properties
	Book	Book	Acquired	Acquired
	Outstanding(1)	Outstanding(1)	by Foreclosure(2)	by Foreclosure(2)

States:
Arizona, California, Florida, and Nevada	28%	28%	35%	36%
Illinois, Indiana, Michigan, and Ohio	10	11	16	18

(1)	Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Calculated based on the number of properties acquired through foreclosure during the period divided by the total number of properties acquired through foreclosure.

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

Multifamily Acquisition Policy and Underwriting Standards

Our Multifamily business, in conjunction with our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 85% of our multifamily guaranty book of business as of September 30, 2011 compared with 84% as of December 31, 2010.

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

Lenders in the DUS program typically share in loan-level credit losses in one of two ways: (1) they bear losses up to the first 5% of unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the credit losses on an equal basis with us. Other non-DUS lenders typically share or absorb credit losses based on a negotiated percentage of the loan or the pool balance.

For our purchase or guarantee of multifamily mortgage loans, we and our lender partners rely significantly on sound underwriting standards, which often include third party appraisals and actual cash flow analysis. Our standards for multifamily loans specify maximum original LTV ratio and minimum debt service coverage ratio (“DSCR”) that vary based on the loan characteristics. Original LTV reflects the borrower equity in the transaction. Similarly, original DSCR reflects the anticipated cash flow on the transaction at underwriting, with additional measures taken to address higher risk loans. Original LTV and DSCR values have proven to be reliable indicators of future credit performance.

Multifamily Portfolio Diversification and Monitoring

Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangement is an important factor that influences credit quality and performance and helps reduce our credit risk.

The weighted average original LTV ratio for our multifamily guaranty book of business was 66% as of September 30, 2011 and 67% as of December 31, 2010. The percentage of our multifamily guaranty book of business with an original LTV ratio greater than 80% was 5% as of both September 30, 2011 and December 31, 2010. We present the current risk profile of our multifamily guaranty book of business in “Note 6, Financial Guarantees.”

We and our lender partners monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the investment at the loan, property and portfolio level. We track the physical condition of the property, the relevant local market and economic conditions that may signal changing risk or return profiles and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans that merit closer attention or loss mitigation actions, in addition to capitalization rates. We are managing our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to loans maturing in the near term. For our investments in multifamily loans, the primary asset management responsibilities are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ and our other third party service providers’ performance for compliance with our asset management criteria.

As a part of our ongoing credit risk management process, we have worked with our lender partners over the last two years to collect limited quarterly property operating measures from borrowers, in addition to more complete annual financial updates, for those loans where we are entitled contractually to receive such information. As part of our asset management process, we focus on loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current debt service coverage ratio less than 1.0 was approximately 8% as of September 30, 2011 and approximately 10% as of December 31, 2010. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Although we use the most recently available results of our multifamily borrowers, there is a significant lag in reporting as they prepare their results in the normal course of business.

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

Problem Loan Statistics

Table 44 provides a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement in our multifamily guaranty book of business. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 44:  Multifamily Serious Delinquency Rates

	As of
	September 30, 2011		December 31, 2010		September 30, 2010
	Percentage of	Serious	Percentage of	Serious	Percentage of	Serious
	Book	Delinquency	Book	Delinquency	Book	Delinquency
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate

Multifamily loans:
Credit enhanced	90%	0.54%	89%	0.67%	89%	0.60%
Non-credit enhanced	10	0.86	11	1.01	11	1.06

Total multifamily loans	100%	0.57%	100%	0.71%	100%	0.65%

The multifamily serious delinquency rate decreased as of September 30, 2011 compared with both December 31, 2010 and September 30, 2010 as national multifamily market fundamentals continued to improve. Table 45 provides a comparison of our multifamily serious delinquency rates for loans acquired through DUS lenders and loans acquired through non-DUS lenders.

Table 45:  Multifamily Concentration Analysis

							Percentage
							of
							Multifamily
							Credit
							Losses
	As of						For the Nine
	September 30, 2011		December 31, 2010		September 30, 2010		Months
	Percentage	Serious	Percentage	Serious	Percentage	Serious	Ended
	of Book	Delinquency	of Book	Delinquency	of Book	Delinquency	September 30,
	Outstanding	Rate	Outstanding	Rate	Outstanding	Rate	2011	2010

DUS small balance loans(1)	8%	0.64%	8%	0.55%	8%	0.57%	7%	7%
DUS non small balance loans(2)	72	0.46	70	0.56	69	0.46	72	63
Non-DUS small balance loans(1)	9	1.27	10	1.47	11	1.58	14	6
Non-DUS non small balance loans(2)	11	0.67	12	0.97	12	0.95	7	24

(1)	Loans with original unpaid principal balances less than or equal to $3 million as well as loans in high cost markets with original unpaid principal balances less than or equal to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.

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

In addition, Florida, Michigan, Nevada and Ohio have a disproportionate share of seriously delinquent loans compared with their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These states accounted for 45% of multifamily serious delinquencies but only 9% of the multifamily guaranty book of business as of September 30, 2011.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 46 compares our held for sale multifamily REO balances for the periods indicated.

Table 46:  Multifamily Foreclosed Properties

	For the Nine
	Months Ended
	September 30,
	2011	2010

Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	222	73
Total properties acquired through foreclosure	190	160
Disposition of REO	(138)	(49)

End of period inventory of multifamily foreclosed properties (REO)	274	184

Carrying value of multifamily foreclosed properties (dollars in millions)	$561	$523

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

Mortgage Seller/Servicers

Our business with our mortgage seller/servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 75% of our single-family guaranty book of business as of September 30, 2011, compared to 77% as of December 31, 2010. Our largest mortgage servicer is Bank of America, N.A. which, together with its affiliates, serviced approximately 24% of our single-family guaranty book of business as of September 30, 2011, compared with 26% as of December 31, 2010. In addition, we had two other mortgage servicers, JPMorgan Chase & Co. and Wells Fargo Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of September 30, 2011. In addition, Wells Fargo Bank serviced over 10% of our multifamily guaranty book of business as of both September 30, 2011 and December 31, 2010. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. During the first nine months of 2011, our primary mortgage servicers have generally continued to meet their financial obligations to us. However, many of our largest servicer counterparties continue to reevaluate the effectiveness of their process controls. Many servicers are subject to consent orders by their regulators that require the servicers to correct foreclosure process deficiencies and improve their servicing and foreclosure practices. This has resulted in extended foreclosure timelines and therefore, additional holding costs for us, such as property taxes and insurance, repairs and maintenance, and valuation adjustments due to home price changes.

Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to our demands that seller/servicers meet these obligations collectively as “repurchase requests.” The number of our repurchase requests remained high during the first nine months of 2011. The aggregate unpaid principal balance of loans repurchased by our seller/servicers pursuant to their contractual obligations was approximately $8.8 billion in the first nine months of 2011, compared with $4.7 billion during the first nine months of 2010. In addition, as of September 30, 2011, we had $9.5 billion in outstanding repurchase requests related to loans that had been reviewed for potential breaches of contractual obligations, compared with $5.0 billion as of December 31, 2010. As of September 30, 2011, approximately 45% of our total outstanding repurchase requests had been made to one of our seller/servicers, compared with 41% as of December 31, 2010. As of September 30, 2011, 25% of our outstanding repurchase requests had been outstanding for more than 120 days from either the original repurchase request date or, for lenders remitting after the REO is disposed, the date of our final loss determination, compared with 30% as of December 31, 2010. As of September 30, 2011, approximately 48% of our repurchase requests outstanding for more than 120 days had been made to one of our seller/servicers, compared with 37% as of December 31, 2010.

The amount of our outstanding repurchase requests provided above is based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. In addition, amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until the completion of a full underwriting review, once the documents and loan files are received.

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

Not all outstanding mortgage insurance related repurchase demands as of April 30, 2011 were resolved by September 30, 2011. We entered into “tolling agreements” with three of our major lenders that required these lenders to post collateral based on their maximum exposure in exchange for an extension until June 2012 to resolve their outstanding mortgage insurance related repurchase demands. In addition, we provided some of our lenders that did not have a substantial amount of unresolved mortgage insurance related demands, an extension until December 2011. One of our mortgage seller/servicers has disputed these demands and accounts for nearly half of these unresolved mortgage insurance related requests.

We continue to aggressively pursue our contractual rights associated with these repurchase requests. If we are unable to resolve these matters to our satisfaction, we may seek additional remedies. Failure by a seller/servicer to repurchase a loan or to otherwise make us whole for our losses, may result in the imposition of certain sanctions including, but not limited to:

•	requiring the posting of collateral,

•	denying transfer of servicing requests or denying pledged servicing requests,

•	imposing limits on trading desk transactions,

•	imposing compensatory fees,

•	modifying or suspending any contract or agreement with a lender, or

•	suspending or terminating a lender or imposing some other formal sanction on a lender.

If we are unable to resolve our repurchase requests, either through collection or additional remedies, we will not recover the losses we have recognized from the associated loans.

We continue to work with our mortgage seller/servicers to fulfill outstanding repurchase requests; however, as the volume of repurchase requests increases, the risk increases that affected seller/servicers will not be willing or able to meet the terms of their repurchase obligations and we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations. We expect that the amount of our outstanding repurchase requests will remain high.

If a significant seller/servicer counterparty, or a number of seller/servicers, fails to fulfill its repurchase obligations to us, it could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition. We estimate our allowance for loan losses assuming the benefit of repurchase demands only from those counterparties we determine have the financial capacity to fulfill this obligation. Accordingly, as of September 30, 2011, we do not believe that we have any exposure to seller/servicers that lacked the financial capacity to honor their contractual obligations as we assumed no benefit from repurchase demands due to us from these counterparties in estimating our allowance for loan loss.

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

Mortgage Insurers

Table 47 presents our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our unpaid principal balance covered by insurance for our mortgage insurer counterparties as of September 30, 2011 and December 31, 2010. The table includes our top eight mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of both September 30, 2011 and December 31, 2010.

Table 47:  Mortgage Insurance Coverage

					Unpaid Principal Balance
	Maximum Coverage(1)				Covered By Insurance(2)
	As of September 30,			As of	As of	As of
	2011			December 31,	September 30,	December 31,
Counterparty:(3)	Primary	Pool	Total	2010	2011	2010
	(Dollars in millions)

Mortgage Guaranty Insurance Corporation	$20,322	$1,681	$22,003	$23,277	$94,620	$101,823
Radian Guaranty, Inc.	14,683	449	15,132	15,370	62,060	64,042
United Guaranty Residential Insurance Company	13,913	202	14,115	14,044	58,345	58,416
Genworth Mortgage Insurance Corporation	13,655	66	13,721	14,331	55,161	57,845
PMI Mortgage Insurance Co.	11,387	265	11,652	12,359	50,132	53,768
Republic Mortgage Insurance Company	8,736	925	9,661	10,566	41,218	46,660
Triad Guaranty Insurance Corporation	2,612	892	3,504	3,809	14,620	16,974
CMG Mortgage Insurance Company(4)	1,936	—	1,936	1,938	8,166	8,174
Others	434	—	434	209	2,143	1,140

Total	$87,678	$4,480	$92,158	$95,903	$386,465	$408,842

Total as a percentage of single-family guaranty book of business			3%	3%	14%	14%

(1)	Maximum coverage refers to the aggregate dollar amount of insurance coverage (i.e., “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(2)	Represents the unpaid principal balance of single-family loans in our guaranty book of business covered under the applicable mortgage insurance policies (i.e., “insurance in force”).

(3)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(4)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Insurance Society.

See “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers” in our 2010 Form 10-K for a discussion on the credit ratings of our mortgage insurers.

We evaluate our mortgage insurer counterparties individually to determine whether or under what conditions they will remain eligible to insure new mortgages sold to us. Following issuance by the Arizona Department of Insurance of a supervisory order directing PMI Mortgage Insurance Co. (“PMI”) and its subsidiary PMI Insurance Co. (“PIC”) to cease offering new commitments for insurance after August 19, 2011 and to cease issuing certificates after September 16, 2011, we notified PMI on August 22, 2011 that, effective immediately, PMI and its subsidiaries, PIC and PMI Mortgage Assurance Co. (“PMAC”), were suspended nationwide as approved mortgage insurers. We simultaneously notified our mortgage sellers and servicers that we would not accept any mortgage loan insured by PMI, PIC or PMAC that is delivered after December 30, 2011, except for refinanced Fannie Mae loans where continuation of the coverage is effected through modification of an existing mortgage insurance certificate.

As reported by PMI, on October 20, 2011, PMI received from its regulator an order under which the regulator now has full possession, management and control of PMI. The regulator is also seeking to place PMI into receivership. Pursuant to the order, effective October 24, 2011, the regulator instituted a partial claim payment plan whereby all valid claims under PMI mortgage guaranty insurance policies will be paid 50% in cash and 50% deferred as a policyholder claim. It is uncertain when, and if, PMI’s regulator will allow PMI to begin paying its deferred policyholder claims and/or increase the amount of cash PMI pays on claims.

On July 29, 2011, we notified Republic Mortgage Insurance Company (“RMIC”) that, effective immediately, both RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina (“RMIC-NC”), were suspended nationwide as approved mortgage insurers. We also notified our mortgage sellers and servicers that we would not accept any mortgage loan insured by RMIC or RMIC-NC that is delivered after November 30, 2011, except for refinanced Fannie Mae loans where continuation of the coverage is effected through modification of an existing mortgage insurance certificate. On October 12, 2011, RMIC and RMIC-NC each voluntarily entered into an agreement with their regulator to discontinue writing or assuming any new mortgage guaranty insurance business in all states. RMIC’s parent company has indicated that it is more likely than not that the capital contributed to RMIC by its parent company will “continue on a path toward full depletion in relatively short order.”

The already weak financial condition of many of our mortgage insurer counterparties deteriorated at an accelerated pace during the third quarter of 2011, which increased the significant risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. In addition to PMI and its subsidiaries, the claims obligations of Triad Guaranty Insurance Corporation (“Triad”) have been partially deferred since June 2009 pursuant to an order from its regulator. The state regulator for RMIC and RMIC-NC could take additional corrective action following their orders to cease writing new business, which may include issuing an order to defer partial payment of claims and/or placing the entities into receivership. While our remaining mortgage insurers have continued to pay claims owed to us, there can be no assurance that they will continue do so given their current financial condition.

As of November 7, 2011, four of our mortgage insurers (Triad, RMIC, PMI and Genworth Mortgage Insurance Corporation) have publicly disclosed that they are either in run-off or, absent a waiver, estimate they would not meet state regulatory capital requirements for their main writing entity as of September 30, 2011. An additional two of our mortgage insurers (Mortgage Guaranty Insurance Corporation and Radian Guaranty, Inc.) have disclosed that, in the absence of additional capital contributions to their writing entity, their capital might fall below state regulatory capital requirements in the future. These six mortgage insurers provided a combined $75.7 billion, or 82%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2011. If mortgage insurers are not able to raise capital and they exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure and maintain a waiver from their state regulator. In 2010, the parent companies of several of our largest mortgage insurer counterparties raised capital or made contributions in various forms to their respective mortgage insurance subsidiaries. While these actions improved the insurers’ ability to meet state-imposed risk-to-capital limits and their ability to continue paying our claims in full as they came due to the extent of the capital raised or contributions made by the parent companies, our mortgage insurer counterparties’ current financial condition is weak. We are unable to determine how long certain of our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits.

Our mortgage insurer counterparties have increased the number of mortgage loans for which they have rescinded coverage. In those cases where the mortgage insurer has rescinded coverage, we generally require the seller/servicer to repurchase the loan or indemnify us against loss. In 2010, some mortgage insurers disclosed that they entered into agreements with lenders whereby they agreed to waive certain rights to investigate claims for some of the lenders’ insured loans in return for some compensation against loss. Although these agreements do not affect our rights to demand repurchase in the event of violations of lender representations and warranties, these agreements are likely to result in fewer mortgage insurance rescissions for certain groups of loans.

As a result, in April 2011, we issued an announcement which prohibited servicers from entering into any agreement that modifies the terms of an approved mortgage insurance master policy on loans delivered to us. We also required servicers to disclose any such agreements with mortgage insurers to us. With respect to our mortgage insurance counterparties, changes to the substance of their master policies have required our prior approval since 2005. In October 2010, we required our top mortgage insurers to notify us promptly of any agreement that affects their investigative or rescission rights. In April 2011, we further clarified and amended our mortgage insurer requirements to prohibit any agreement that has the effect of modifying a master policy, including any investigative or rescission rights, absent our approval. By taking these steps, we expect to mitigate the risk of loss for loans that would have resulted in mortgage insurance rescission, and—as a result—a lender repurchase, for loan defects that we may not have otherwise uncovered in our independent review process.

We evaluate the financial condition of our mortgage insurer counterparties to assess whether we have incurred probable losses in connection with our coverage. As of September 30, 2011, our allowance for loan losses of $71.4 billion, allowance for accrued interest receivable of $2.2 billion and reserve for guaranty losses of $916 million incorporated an estimated recovery amount of approximately $12.7 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $15.1 billion as of September 30, 2011 and an adjustment of approximately $2.4 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims. As of December 31, 2010, our allowance for loan losses of $61.6 billion, allowance for accrued interest receivable of $3.4 billion and reserve for guaranty losses of $323 million incorporated an estimated recovery amount of approximately $16.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $17.5 billion as of December 31, 2010 and an adjustment of approximately $1.2 billion, which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims. Our valuation allowance for these receivables increased significantly from December 31, 2010 to September 30, 2011 as a result of our determination that our mortgage insurer counterparties’ financial condition has deteriorated.

When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $3.7 billion as of September 30, 2011 and $4.4 billion as of December 31, 2010 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $494 million as of September 30, 2011 and $648 million as of December 31, 2010 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $589 million as of September 30, 2011 and $317 million as of December 31, 2010 in “Other assets.” These mortgage insurance receivables are short-term in nature, having an average duration of approximately six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.4 billion for the third quarter of 2011, $4.6 billion for the first nine months of 2011 and $6.4 billion for the year ended December 31, 2010.

Financial Guarantors

We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 48 displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of September 30, 2011, and December 31, 2010.

Table 48:  Unpaid Principal Balance of Financial Guarantees

	As of
	September 30, 2011	December 31, 2010
	(Dollars in millions)

Alt-A private-label securities	$1,356	$1,544
Subprime private-label securities	1,425	1,487
Mortgage revenue bonds	5,003	5,264
Other mortgage-related securities	324	347
Non mortgage-related securities	58	172

Total	$8,166	$8,814

With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Ambac provided coverage on

$3.4 billion, or 41%, of our total guarantees, as of September 30, 2011. Based on the stressed financial condition of our financial guarantor counterparties, we believe that all but one of our other financial guarantor counterparties may not be able to fully meet their obligations to us in the future. We model our securities without assuming the benefit of financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of September 30, 2011, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from any counterparty.

We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $32.6 billion as of September 30, 2011 and $25.7 billion as of December 31, 2010.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $13.3 billion as of September 30, 2011 and $15.6 billion as of December 31, 2010. As of September 30, 2011, 58% of our maximum potential loss recovery on single-family loans was from three lenders and as of December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on DUS and non-DUS multifamily loans was $31.6 billion as of September 30, 2011 and $30.3 billion as of December 31, 2010. As of September 30, 2011, 40% of our maximum potential loss recovery on multifamily loans was from three DUS lenders. As of December 31, 2010, 41% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 47% as of September 30, 2011 and 46% as of December 31, 2010. The percentage of these recourse obligations to lender counterparties rated below investment grade was 24% as of September 30, 2011 and 23% as of December 31, 2010. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 29% as of September 30, 2011 and 31% as of December 31, 2010. Given the stressed financial condition of some of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

As noted above in “Multifamily Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that span the spectrum from large depositories to independent non-bank financial institutions. As of September 30, 2011, approximately 53% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders were from institutions with an external investment grade credit rating or a guarantee from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards.

Custodial Depository Institutions

A total of $52.1 billion in deposits for single-family payments were received and held by 286 institutions in the month of September 2011 and a total of $75.4 billion in deposits for single-family payments were received and held by 289 institutions in the month of December 2010. Of these total deposits, 93% as of September 30, 2011 and 92% as of December 31, 2010 were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our ten largest custodial depository institutions held 93% of these deposits as of both September 30, 2011 and December 31, 2010.

If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificate holders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. In the month of September 2011, approximately $3.6 billion or 7% of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $6.2 billion or 8% in the month of December 2010. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.

Issuers of Investments Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio primarily consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, U.S. Treasury securities and asset-backed securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.

Our cash and other investments portfolio, which totaled $103.5 billion as of September 30, 2011, included $41.9 billion of U.S. Treasury securities and $5.0 billion of unsecured positions. As of December 31, 2010, our cash and other investments portfolio totaled $61.8 billion and included $31.5 billion of U.S. Treasury securities and $10.3 billion of unsecured positions. As of both September 30, 2011 and December 31, 2010, all of our unsecured positions were short-term deposits with financial institutions which had short-term credit ratings of A-1, P-1, F1 (or equivalent) or higher from Standard & Poor’s, Moody’s and Fitch ratings, respectively.

Derivatives Counterparties

Our derivative credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position by counterparty where the right of legal offset exists, such as master netting agreements, and by transaction where the right of legal offset does not exist. The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” Typically, we seek to manage credit exposure by contracting with experienced counterparties that are rated A- (or its equivalent) or better by the major ratings organizations. We also manage our exposure by requiring counterparties to post collateral. The collateral includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.

Our net credit exposure on derivatives contracts increased to $164 million as of September 30, 2011, from $152 million as of December 31, 2010. We had outstanding interest rate and foreign currency derivative transactions with 15 counterparties as of both September 30, 2011 and December 31, 2010. Derivatives transactions with nine of our counterparties accounted for approximately 90% of our total outstanding notional amount as of September 30, 2011, with each of these counterparties accounting for between approximately 6% and 16% of the total outstanding notional amount. In addition to the 15 counterparties with whom we had outstanding notional amounts and master netting agreements as of September 30, 2011, we had a master netting agreement with one more counterparty with whom we may enter into interest rate derivative or foreign currency derivative transactions in the future.

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

See “Note 9, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of September 30, 2011 and December 31, 2010, as well as a discussion of our collateral requirements under our derivatives contracts. See “Risk Factors” for a discussion of the impact of decreases in our credit ratings on our collateral obligations under our derivatives contracts. Also see “Risk Factors” in our 2010 Form 10-K for a discussion of the risks to our business posed by interest rate risk and a discussion of the risks to our business as a result of the concentration of our institutional counterparties.

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

In addition, Table 49 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended September 30, 2011 and 2010.

Table 49:  Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	September 30, 2011	December 31, 2010
	(Dollars in billions)

Rate level shock:
-100 basis points	$0.1	$(0.8)
-50 basis points	—	(0.2)
+50 basis points	—	(0.2)
+100 basis points	—	(0.5)
Rate slope shock:
-25 basis points (flattening)	—	(0.1)
+25 basis points (steepening)	—	0.1

	For the Three Months Ended September 30, 2011
	Duration	Rate Slope Shock	Rate Level Shock
	Gap	25 Bps	50 Bps
		Exposure
		(Dollars in billions)
	(In months)

Average	0.1	$0.1	$0.2
Minimum	(0.7)	—	—
Maximum	0.8	0.2	0.3
Standard deviation	0.3	0.1	0.1

	For the Three Months Ended September 30, 2010
	Duration	Rate Slope Shock	Rate Level Shock
	Gap	25 Bps	50 Bps
		Exposure
		(Dollars in billions)
	(In months)

Average	0.2	$—	$0.2
Minimum	(0.6)	—	—
Maximum	0.7	0.1	0.4
Standard deviation	0.3	—	0.1

(1)	Computed based on changes in LIBOR swap rates.

A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuance, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 50 shows an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 50:  Derivative Impact on Interest Rate Risk (50 Basis Points)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(Dollars in billions)

As of September 30, 2011	$(1.4)	$—	$1.4
As of December 31, 2010	$(0.9)	$(0.2)	$0.7

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

In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2010 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. As of September 30, 2011, these sensitivities were relatively unchanged as compared with December 31, 2010. The fair value of our trading financial instruments and our other financial instruments as of September 30, 2011 and December 31, 2010 can be found in “Note 13, Fair Value.”

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

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that loans in our new single-family book of business will be profitable over their lifetime;

•	Our belief that credit losses on loans we have acquired since 2009 would exceed guaranty fee revenue if home prices declined nationally by approximately 10% from their September 2011 levels over the next five years, based on our home price index;

•	Our expectations regarding whether loans we acquired in specific years will be profitable or unprofitable;

•	Our expectations regarding the performance and profitability of loans we acquired in 2004 and the factors that will impact the performance and profitability of these loans;

•	Our expectation that our 2005 through 2008 vintages will be significantly more unprofitable than our 2004 vintage;

•	Our expectation that our acquisitions of loans with high LTV ratios will increase in 2012 as a result of recently announced changes to HARP;

•	Our expectations regarding the credit profile of loans we acquire in the future, and the factors that will influence their credit profile;

•	Our estimate that, while single-family loans that we acquired from 2005 through 2008 will give rise to additional credit losses that we will realize when the loans are charged off (upon foreclosure or our acceptance of a short sale or deed-in-lieu of foreclosure), we have reserved for the substantial majority of the remaining losses on these loans;

•	Our expectation that future defaults on loans in our legacy book of business and the resulting charge-offs will occur over a period of years;

•	Our expectation that it will take years before our REO inventory is reduced to pre-2008 levels;

•	Our expectation that we will realize as credit losses an estimated two-thirds of the fair value losses on loans purchased out of MBS trusts that are reflected in our condensed consolidated balance sheets, and eventually recover the remaining one-third, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan;

•	Our belief that successful modifications will ultimately reduce our credit losses over the long term from what they otherwise would have been if we had taken the loans to foreclosure;

•	Our expectation that serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, the volume of loan modifications and the extent to which borrowers with modified loans continue to make timely payments;

•	Our belief that foreclosure delays resulting from changes in the foreclosure environment will continue to negatively impact our foreclosure timelines, credit-related expenses and single-family serious delinquency rates, and will delay the recovery of the housing market;

•	Our expectation that employment will likely need to post sustained improvement for an extended period to have a positive impact on housing;

•	Our expectation that weakness in the housing and mortgage markets will continue in the fourth quarter of 2011;

•	Our expectation that home sales are unlikely to increase until the unemployment rate improves further;

•	Our estimate that the likelihood of a recession by the end of next year is close to 50%;

•	Our expectation that single-family default and severity rates, as well as the level of single-family foreclosures, will remain high in 2011;

•	Our expectation that multifamily charge-offs in 2011 will remain generally commensurate with 2010 levels as certain local markets and properties continue to exhibit weak fundamentals;

•	Our expectations that the recently announced changes to HARP will result in our acquiring more refinancings in 2012 than we would have acquired in the absence of the changes, but that we will acquire fewer refinancings overall in each of 2011 and 2012 than in 2010 as a result of the high number of mortgages that have already refinanced to low rates in recent years;

•	Our expectation that the pace of our loan acquisitions overall for each of 2011 and 2012 will be lower than in 2010;

•	Our belief that our loan acquisitions could be negatively affected by the decrease in our maximum loan limit in the fourth quarter of 2011;

•	Our expectation that if FHA continues to be the lower-cost option for some consumers, and in some cases the only option, for loans with higher LTV ratios, our market share could be adversely impacted;

•	Our expectation that our future revenues will be negatively impacted to the extent our acquisitions decline;

•	Our estimation that total originations in the U.S. single-family mortgage market in 2011 will decrease from 2010 levels by approximately 23%, from an estimated $1.7 trillion to an estimated $1.3 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $1.1 trillion to approximately $905 billion;

•	Our expectation that home prices on a national basis will decline further, with greater declines in some geographic areas than others, before stabilizing in 2012;

•	Our expectations regarding regional variations in home price declines and stabilization;

•	Our expectation of a peak-to-trough home price decline on a national basis ranging from 22% to 28%, and our expectation that it would take the occurrence of an additional adverse economic event to reach the high end of the range;

•	Our expectation that our credit losses will be lower in 2011 than in 2010;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that the Acting Director of FHFA will submit a request to Treasury on our behalf for $7.8 billion to eliminate our net worth deficit as of September 30, 2011;

•	Our expectation that we will request additional draws under the senior preferred stock purchase agreement in future periods, which will further increase the dividends we owe to Treasury on the senior preferred stock;

•	Our expectation that over time our dividend obligation to Treasury will constitute an increasing portion of our future draws under the senior preferred stock purchase agreement;

•	Our expectation that uncertainty regarding the future of our company will continue;

•	Our expectation that Congress will continue to hold hearings and consider legislation in the remainder of 2011 and in 2012 on the future status of Fannie Mae and Freddie Mac;

•	Our belief that, as drafted, bills introduced in Congress that would require FHFA to make a determination within two years of enactment whether the GSEs were financially viable and, if the GSEs were determined to be not financially viable, to place them into receivership may upon enactment impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and ongoing liabilities;

•	Our expectations regarding when fees for loans refinanced under HARP’s revised terms will be announced;

•	Our expectation that our single-family guaranty fees will increase in the coming years;

•	Our expectations regarding a transitional period as we phase out the practice of requiring mortgage servicers to use our network of retained attorneys to perform default- and foreclosure-related legal services for our loans;

•	Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors, including the limit on mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•	Our expectation that our mortgage portfolio will continue to decrease due to the restrictions on the amount of mortgage assets we may own under the terms of our senior preferred stock purchase agreement with Treasury;

•	Our expectation that the current market premium portion of our current estimate of fair value will not impact future Treasury draws, which is based on our intention not to have another party assume the credit risk inherent in our book of business;

•	Our expectation that our debt funding needs will decline in future periods as we reduce the size of our mortgage portfolio in compliance with the requirement of the senior preferred stock purchase agreement;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our intention to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock;

•	Our expectations regarding our credit ratings and their impact on us;

•	Our expectation that our acquisitions of Alt-A mortgage loans will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•	Our expectation that the volume of our foreclosure alternatives will remain high throughout the remainder of 2011;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•	Our expectation that the amount of our outstanding repurchase requests to seller/servicers will remain high, and that we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations;

•	Our expectations regarding recoveries from our lenders under risk sharing arrangements, and the possibility that we may require a lender to pledge collateral to secure its recourse obligations;

•	Our belief that one or more of our financial guarantor counterparties may not be able to fully meet their obligations to us in the future;

•	Our expectation that we will be required to submit certain interest rate swaps for clearing to a derivatives clearing organization in the future and that our institutional credit risk exposure to the Chicago Mercantile Exchange or other comparable exchanges or trading facilities and their members is likely to increase in the future;

•	Our expectation that we will continue to need funding from Treasury to avoid triggering FHFA’s obligation to place us into receivership; and

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding.

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

FANNIE MAE
(In conservatorship)

Condensed Consolidated Balance Sheets— (Unaudited)
(Dollars in millions, except share amounts)

	As of
	September 30,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents (includes $3 and $348, respectively, related to consolidated trusts)	$24,307	$17,297
Restricted cash (includes $51,774 and $59,619, respectively, related to consolidated trusts)	55,961	63,678
Federal funds sold and securities purchased under agreements to resell or similar arrangements	35,950	11,751
Investments in securities:
Trading, at fair value (includes $20 and $21, respectively, related to consolidated trusts)	68,149	56,856
Available-for-sale, at fair value (includes $1,429 and $1,055, respectively, related to consolidated trusts)	82,710	94,392

Total investments in securities	150,859	151,248

Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $53 and $661, respectively, related to consolidated trusts)	309	915
Loans held for investment, at amortized cost:
Of Fannie Mae	385,247	407,228
Of consolidated trusts (includes $3,361 and $2,962, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $6,993 and $2,522, respectively)	2,583,699	2,577,133

Total loans held for investment	2,968,946	2,984,361
Allowance for loan losses	(71,435)	(61,556)

Total loans held for investment, net of allowance	2,897,511	2,922,805

Total mortgage loans	2,897,820	2,923,720
Accrued interest receivable, net (includes $8,451 and $8,910, respectively, related to consolidated trusts)	10,862	11,279
Acquired property, net	12,195	16,173
Other assets	25,923	26,826

Total assets	$3,213,877	$3,221,972

LIABILITIES AND DEFICIT
Liabilities:
Accrued interest payable (includes $9,449 and $9,712, respectively, related to consolidated trusts)	$12,928	$13,764
Federal funds purchased and securities sold under agreements to repurchase	—	52
Debt:
Of Fannie Mae (includes $845 and $893, respectively, at fair value)	744,803	780,044
Of consolidated trusts (includes $3,840 and $2,271, respectively, at fair value)	2,446,973	2,416,956
Other liabilities (includes $674 and $893, respectively, related to consolidated trusts)	16,964	13,673

Total liabilities	3,221,668	3,224,489

Commitments and contingencies (Note 14)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	104,787	88,600
Preferred stock, 700,000,000 shares are authorized—555,374,922 and 576,868,139 shares issued and outstanding, respectively	19,130	20,204
Common stock, no par value, no maximum authorization—1,308,762,703 and 1,270,092,708 shares issued, respectively; 1,157,757,042 and 1,118,504,194 shares outstanding, respectively	687	667
Accumulated deficit	(123,359)	(102,986)
Accumulated other comprehensive loss	(1,696)	(1,682)
Treasury stock, at cost, 151,005,661 and 151,588,514 shares, respectively	(7,402)	(7,402)

Total Fannie Mae stockholders’ deficit	(7,853)	(2,599)

Noncontrolling interest	62	82

Total deficit	(7,791)	(2,517)

Total liabilities and deficit	$3,213,877	$3,221,972

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Operations and Comprehensive Loss— (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest income:
Trading securities	$274	$310	$822	$955
Available-for-sale securities	1,160	1,313	3,525	4,175
Mortgage loans (includes $30,633 and $32,807, respectively, for the three months ended and $94,111 and $100,810, respectively, for the nine months ended related to consolidated trusts)	34,334	36,666	105,257	111,917
Other	26	31	79	111

Total interest income	35,794	38,320	109,683	117,158

Interest expense:
Short-term debt (includes $3 and $4, respectively, for the three months ended and $8 and $9, respectively, for the nine months ended related to consolidated trusts)	66	194	254	479
Long-term debt (includes $27,157 and $28,878, respectively, for the three months ended and $82,928 and $90,379, respectively, for the nine months ended related to consolidated trusts)	30,542	33,350	94,311	104,907

Total interest expense	30,608	33,544	94,565	105,386

Net interest income	5,186	4,776	15,118	11,772
Provision for loan losses	(4,159)	(4,696)	(20,548)	(20,930)

Net interest income (loss) after provision for loan losses	1,027	80	(5,430)	(9,158)

Investment gains, net	73	82	319	271
Other-than-temporary impairments	(232)	(366)	(317)	(600)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income	(30)	40	(45)	(99)

Net other-than-temporary impairments	(262)	(326)	(362)	(699)
Fair value (losses) gains, net	(4,525)	525	(5,870)	(877)
Debt extinguishment losses, net	(119)	(214)	(149)	(497)
Fee and other income	291	304	793	831

Non-interest (loss) income	(4,542)	371	(5,269)	(971)

Administrative expenses:
Salaries and employee benefits	323	325	953	973
Professional services	173	305	531	759
Occupancy expenses	46	43	131	124
Other administrative expenses	49	57	150	149

Total administrative expenses	591	730	1,765	2,005
(Benefit) provision for guaranty losses	(8)	78	694	111
Foreclosed property expense	733	787	743	1,255
Other expenses	254	196	638	650

Total expenses	1,570	1,791	3,840	4,021

Loss before federal income taxes	(5,085)	(1,340)	(14,539)	(14,150)
Benefit for federal income taxes	—	9	91	67

Net loss	(5,085)	(1,331)	(14,448)	(14,083)
Other comprehensive (loss) income:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	(198)	901	(20)	3,938
Other	1	1	6	6

Total other comprehensive (loss) income	(197)	902	(14)	3,944

Total comprehensive loss	(5,282)	(429)	(14,462)	(10,139)
Less: Comprehensive income attributable to the noncontrolling interest	—	(8)	(1)	(4)

Total comprehensive loss attributable to Fannie Mae	$(5,282)	$(437)	$(14,463)	$(10,143)

Net loss	$(5,085)	$(1,331)	$(14,448)	$(14,083)
Less: Net income attributable to the noncontrolling interest	—	(8)	(1)	(4)

Net loss attributable to Fannie Mae	(5,085)	(1,339)	(14,449)	(14,087)
Preferred stock dividends	(2,494)	(2,116)	(6,992)	(5,550)

Net loss attributable to common stockholders	$(7,579)	$(3,455)	$(21,441)	$(19,637)

Loss per share—Basic and Diluted	$(1.32)	$(0.61)	$(3.74)	$(3.45)
Weighted-average common shares outstanding—Basic and Diluted	5,760	5,695	5,730	5,694

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)

Condensed Consolidated Statements of Cash Flows— (Unaudited)
(Dollars in millions)

	For the Nine Months
	Ended September 30,
	2011	2010

Net cash used in operating activities	$(6,714)	$(42,447)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(2,483)	(7,984)
Proceeds from maturities and paydowns of trading securities held for investment	1,672	1,997
Proceeds from sales of trading securities held for investment	837	21,488
Purchases of available-for-sale securities	(44)	(262)
Proceeds from maturities and paydowns of available-for-sale securities	9,995	12,927
Proceeds from sales of available-for-sale securities	2,590	7,096
Purchases of loans held for investment	(44,276)	(52,048)
Proceeds from repayments of loans held for investment of Fannie Mae	18,467	14,749
Proceeds from repayments of loans held for investment of consolidated trusts	364,500	378,662
Net change in restricted cash	7,717	(11,111)
Advances to lenders	(43,363)	(44,951)
Proceeds from disposition of acquired property and preforeclosure sales	36,280	28,079
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	(24,199)	33,219
Other, net	137	(476)

Net cash provided by investing activities	327,830	381,385
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	572,828	890,570
Payments to redeem debt of Fannie Mae	(609,399)	(848,438)
Proceeds from issuance of debt of consolidated trusts	157,280	191,665
Payments to redeem debt of consolidated trusts	(444,160)	(587,963)
Payments of cash dividends on senior preferred stock to Treasury	(6,992)	(5,554)
Proceeds from senior preferred stock purchase agreement with Treasury	16,187	25,200
Net change in federal funds purchased and securities sold under agreements to repurchase	—	185
Other, net	150	(33)

Net cash used in financing activities	(314,106)	(334,368)
Net increase in cash and cash equivalents	7,010	4,570
Cash and cash equivalents at beginning of period	17,297	6,812

Cash and cash equivalents at end of period	$24,307	$11,382

Cash paid during the period for interest	$97,592	$107,537

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

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae mortgage-backed securities (“MBS”) trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of November 8, 2011, FHFA has not exercised this power.

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

Pursuant to the amended senior preferred stock purchase agreement, Treasury has committed to provide us with funding as needed to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $103.8 billion as of September 30, 2011 under Treasury’s funding commitment and the Acting Director of FHFA will submit a request for an additional $7.8 billion from Treasury to eliminate our net worth deficit as of September 30, 2011. The aggregate liquidation preference of the senior preferred stock was $104.8 billion as of September 30, 2011 and will increase to $112.6 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of September 30, 2011.

The amended senior preferred stock purchase agreement provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any net worth deficiencies attributable to periods during 2010, 2011, and 2012. If we do not have a positive net worth as of December 31, 2012, then the amount of funding available under the amended senior preferred stock purchase agreement after 2012 will be $124.8 billion ($200 billion less $75.2 billion in cumulative draws for net worth deficiencies through December 31, 2009).

In the event we have a positive net worth as of December 31, 2012, then the amount of funding available after 2012 under the amended senior preferred stock purchase agreement will depend on the size of that positive net worth relative to the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011, and 2012, as follows:

•	If our positive net worth as of December 31, 2012 is less than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011, and 2012, then the amount of available funding will be $124.8 billion less our positive net worth as of December 31, 2012.

•	If our positive net worth as of December 31, 2012 is greater than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011, and 2012, then the amount of available funding will be $124.8 billion less the cumulative draws attributable to periods during 2010, 2011, and 2012.

As of November 7, 2011, the amount of the quarterly commitment fee payable by us to Treasury under the senior preferred stock purchase agreement had not been established; however, Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2011 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that imposing the commitment fee

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

would not generate increased compensation for taxpayers. Treasury stated that it will reevaluate the situation during the next calendar quarter to determine whether to set the quarterly commitment fee for the first quarter of 2012.

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

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. Standard & Poor’s Ratings Services’ (“S&P”) downgrade of our credit rating on August 8, 2011, which was a result of a similar action on the U.S. government’s sovereign credit rating, has not adversely affected our access to debt funding or the cost of our debt funding. Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Intercompany accounts and transactions have been eliminated. Results for the three and nine months ended September 30, 2011 may not necessarily be indicative of the results for the year ending December 31, 2011. The unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2011 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), filed with the SEC on February 24, 2011.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and the Treasury are deemed related parties. As of September 30, 2011, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $104.8 billion. Our administrative expenses were reduced by $30 million and $90 million for the three and nine months ended September 30, 2011, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for the Home Affordable Modification Program (“HAMP”) and other initiatives under the Making Home Affordable Program.

During the nine months ended September 30, 2011, we received a refund of $1.1 billion from the Internal Revenue Service (“IRS”), a bureau of Treasury, related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, in June 2011, we effectively settled our 2007 and 2008 tax years with the IRS and as a result, we have recognized an income tax benefit of $90 million in our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2011.

Under a temporary credit and liquidity facilities (“TCLF”) program, we had $3.3 billion and $3.7 billion outstanding, which include principal and interest, of three-year standby credit and liquidity support as of September 30, 2011 and December 31, 2010, respectively. Treasury has purchased participating interests in these temporary credit and liquidity facilities. Under a new issue bond (“NIB”) program, we had $7.5 billion and $7.6 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of September 30, 2011 and December 31, 2010, respectively. Treasury bears the initial loss of principal under the TCLF program and the NIB program up to 35% of the total principal on a combined program-wide basis.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of September 30, 2011 and December 31, 2010, we held Freddie Mac mortgage-related securities with a fair value of $16.6 billion and $18.3 billion, respectively, and accrued interest receivable of $76 million and $93 million, respectively. We recognized interest income on Freddie Mac mortgage-related securities held by us of $174 million and $239 million for the three months ended September 30, 2011 and 2010, respectively, and $534 million and $851 million for the nine months ended September 30, 2011 and 2010, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

Use of Estimates

Preparing condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the dates of our condensed consolidated financial statements, as well as our reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in a variety of areas including, but not limited to, valuation of certain financial instruments, and other assets and liabilities, the allowance for loan losses and reserve for guaranty losses, and other-than-temporary impairment of investment securities. Actual results could be different from these estimates.

In the three months ended September 30, 2011, we updated our allowance for loan loss models for individually impaired loans to incorporate more home price data at the regional level rather than at the national level. We believe this approach is a better estimation of possible home price paths and related default

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

expectations; it has resulted in a decrease to our allowance for loan losses and a reduction in our provision for loan losses of approximately $800 million.

In the three months ended June 30, 2011, we updated our loan loss models to incorporate more recent data on prepayments of modified loans which contributed to an increase to our allowance of loan losses of approximately $1.5 billion. The change resulted in slower expected prepayment speeds, which extended the expected lives of modified loans and lowered the present value of cash flows on those loans. Also in the three months ended June 30, 2011, we updated our estimate of the reserve for guaranty losses related to private-label mortgage-related securities that we have guaranteed to increase our focus on earlier stage delinquency, rather than foreclosure trends, as the primary driver in estimating incurred losses. We believe delinquencies are a better indicator of incurred losses compared to foreclosure trends because the recent delays in the foreclosure process have interrupted the normal flow of delinquent mortgages into foreclosure. This update resulted in an increase to our reserve for guaranty losses included within “Other liabilities” of approximately $700 million.

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

Cash and Cash Equivalents and Statements of Cash Flows

During 2010, we identified certain servicer and consolidation related transactions that were not appropriately reflected in our condensed consolidated statements of cash flows for the nine months ended September 30, 2010. We evaluated the effects of these misstatements, both quantitatively and qualitatively, on our previously reported condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and concluded that this previously reported prior period was not materially misstated. We also reclassified amounts in our condensed consolidated statements of cash flows for the nine months ended September 30, 2010. The following table displays the line item adjustments and reclassifications in our condensed consolidated statement of cash flows for the nine months ended September 30, 2010. As a result of the adjustments, our condensed consolidated statement of cash flows for the nine months ended September 30, 2010 includes a $6.6 billion adjustment to increase net cash used in operating activities, a $7.0 billion adjustment to increase

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

net cash provided by investing activities, and a $357 million adjustment to increase net cash used in financing activities.

	For the Nine Months Ended September 30, 2010
	As Previously
	Reported	Adjustments	Reclassifications	As Adjusted
	(Dollars in millions)

Reclassified and adjusted line items:
Cash flows used in operating activities:
Other, net	$(6,222)	$(6,601)	$—	$(12,823)
Cash flows provided by investing activities:
Proceeds from sales of available-for-sale securities	6,680	416	—	7,096
Purchases of loans held for investment	(59,145)	7,097	—	(52,048)
Proceeds from repayments of loans held for investment of Fannie Mae	15,025	(276)	—	14,749
Proceeds from repayments of loans held for investment of consolidated trusts	378,941	(279)	—	378,662
Cash flows used in financing activities:
Proceeds from issuance of short-term debt of Fannie Mae	555,422	—	(555,422)	—
Proceeds from issuance of long-term debt of Fannie Mae	335,115	—	(335,148)	—
Proceeds from issuance of debt of Fannie Mae	—	—	890,570	890,570
Payments to redeem short-term debt of Fannie Mae	(537,181)	—	537,181	—
Payments to redeem long-term debt of Fannie Mae	(311,257)	—	311,257	—
Payments to redeem debt of Fannie Mae	—	—	(848,438)	(848,438)
Proceeds from issuance of short-term debt of consolidated trusts	10,067	—	(10,067)	—
Proceeds from issuance of long-term debt of consolidated trusts	182,014	(416)	(181,598)	—
Proceeds from issuance of debt of consolidated trusts	—	—	191,665	191,665
Payments to redeem short-term debt of consolidated trusts	(27,852)	—	27,852	—
Payments to redeem long-term debt of consolidated trusts	(560,170)	59	560,111	—
Payments to redeem debt of consolidated trusts	—	—	(587,963)	(587,963)
Other, net	—	—	(33)	(33)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Collateral

Cash Collateral

The following table displays cash collateral accepted and pledged as of September 30, 2011 and December 31, 2010.

	As of
	September 30, 2011	December 31, 2010
	(Dollars in millions)

Cash collateral accepted(1)	$3,360	$3,101

Cash collateral pledged	$6,199	$5,884
Cash collateral pledged related to derivatives activities	3,486	3,453

Total cash collateral pledged	$9,685	$9,337

(1)	Includes restricted cash of $2.7 billion and $2.5 billion as of September 30, 2011 and December 31, 2010, respectively.

Non-Cash Collateral

The following table displays non-cash collateral pledged and accepted as of September 30, 2011 and December 31, 2010.

	As of
	September 30, 2011	December 31, 2010
	(Dollars in millions)

Non-cash collateral pledged where the secured party has the right to sell or repledge:
Held-for-investment loans of consolidated trusts	$6,993	$2,522
Non-cash collateral accepted with the right to sell or repledge(1)	$20,050	$7,500
Non-cash collateral accepted without the right to sell or repledge	$28,256	$6,744

(1)	None of this collateral was sold or repledged as of September 30, 2011 and December 31, 2010.

Additionally, we provide early funding to lenders on a collateralized basis and account for the advances as secured lending arrangements in “Other assets” in our condensed consolidated balance sheets. These amounts totaled $5.1 billion as of September 30, 2011 and $7.2 billion at December 31, 2010.

Our liability to third-party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is collateralized by the underlying loans and/or mortgage-related securities.

When securities sold under agreements to repurchase meet all of the conditions of a secured financing, we report the collateral of the transferred securities at fair value, excluding accrued interest. The fair value of these securities is classified in “Investments in securities” in our condensed consolidated balance sheets. We had no repurchase agreements outstanding as of September 30, 2011 and $49 million in repurchase agreements outstanding as of December 31, 2010.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Mortgage Loans

Nonaccrual Loans

We discontinue accruing interest on loans when we believe collectability of principal or interest is not reasonably assured, which for single-family loans we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. We place multifamily loans on nonaccrual status when the loan is deemed to be individually impaired, unless the loan is well secured such that collectability of principal and accrued interest is reasonably assured.

When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. For single-family loans, we recognize interest income for loans on non-accrual status when cash is received. For multifamily loans that are individually impaired, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan unless the loan is determined to be well secured.

We return a single-family loan to accrual status at the point that the borrower has made sufficient payments to reduce their delinquency below our nonaccrual threshold. For modified single-family loans, the loan is not returned to accrual status until the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. We return a multifamily loan to accrual status when the borrower cures the delinquency of the loan or we otherwise determine that the loan is well secured such that collectability is reasonably assured.

Restructured Loans

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a troubled debt restructuring (“TDR”). Our loss mitigation programs primarily include modifications that result in the capitalization of past due amounts in combination with interest rate reductions below market and/or the extension of the loan’s maturity date. Such restructurings are granted to borrowers in financial difficulty on either a permanent or contingent basis, as in the case of modifications with a trial period. We consider these types of loan restructurings to be TDRs.

We do not currently include principal or past due interest forgiveness as part of our loss mitigation programs, and as a result, we do not charge off any outstanding principal or accrued interest amounts at the time of loan modification. We believe that the loan underwriting activities we perform as a part of our loan modification process coupled with the borrower’s successful performance during any required trial period provide us reasonable assurance regarding the collectability of the principal and interest due in accordance with the loan’s modified terms, which include any past due interest amounts that are capitalized at the time of modification. As such, the loan is returned to accrual status when the loan modification is completed (i.e., at the end of the trial period), and we accrue interest thereafter in accordance with our interest accrual policy. If the loan was on nonaccrual status prior to entering the trial period, it remains on nonaccrual status until the borrower demonstrates performance via the trial period and the modification is finalized.

In addition to these loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans, forbearance arrangements, and the capitalization only of past due amounts. Repayment plans and forbearance arrangements are informal agreements with the borrower that do not result in the legal modification of the loan. For all of these activities, we consider the deferral or capitalization of three or fewer missed payments to represent only an insignificant delay, and thus not a TDR. If we defer or capitalize more than three missed payments, the delay is no longer considered insignificant, and the restructuring is accounted for as a TDR.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We measure impairment of a loan restructured in a TDR individually based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred to complete a TDR are expensed as incurred.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard effective for the three months ended September 30, 2011 that applies retrospectively to the beginning of the annual period of adoption. The new guidance clarifies how to determine when a borrower is experiencing financial difficulty, when a concession is granted by a creditor, and when a delay in payment is considered insignificant. The primary impact to us of adopting this new guidance was the refinement of how we define an insignificant delay. As a result, we lowered our threshold for an insignificant delay from approximately nine missed payments to three missed payments and thus this type of additional loss mitigation activity that had previously been excluded is now considered a TDR. This refinement was necessary in order to conform our policy to the new guidance on insignificant delay provided by the FASB.

As a result of adopting the new TDR accounting standard, we identified approximately 22,000 loan restructurings for the nine months ended September 30, 2011 that had not defaulted as of September 30, 2011 and were not previously considered TDRs. The impact of this was an increase in our provision for loan losses of $514 million in our condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2011. This amount includes the net increase in our allowance for loan losses due to identifying these restructurings as TDRs and measuring their impairment on an individual basis offset by the elimination of our allowance for loan loss measured on a collective basis related to these loans.

Fair Value (Losses) Gains, Net

The following table displays the composition of “Fair value (losses) gains, net” for the three and nine months ended September 30, 2011 and 2010.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Derivatives fair value losses, net	$(4,255)	$(124)	$(5,793)	$(3,283)
Trading securities (losses) gains, net	(214)	889	146	2,587
Other, net	(56)	(240)	(223)	(181)

Fair value (losses) gains, net	$(4,525)	$525	$(5,870)	$(877)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table represents the line items that we reclassified and condensed in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2010.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010		September 30, 2010
	Before	After	Before	After
	Reclassification	Reclassification	Reclassification	Reclassification
		(Dollars in millions)

Reclassified lines to:
Interest income:
Mortgage loans:
Of Fannie Mae	$3,859	$	$11,107	$
Of consolidated trusts	32,807		100,810
Mortgage loans (includes $32,807 and $100,810, respectively, related to consolidated trusts)		36,666		111,917
Interest expense:
Short-term debt:
Of Fannie Mae	190		470
Of consolidated trusts	4		9
Long-term debt:
Of Fannie Mae	4,472		14,528
Of consolidated trusts	28,878		90,379
Short-term debt (includes $4 and $9, respectively, related to consolidated trusts)		194		479
Long-term debt (includes $28,878 and $90,379, respectively, related to consolidated trusts)		33,350		104,907
Guaranty fee income	51		157
Fee and other income	253	304	674	831
Income (losses) from partnership investments	47		(37)
Other expenses	243	196	613	650

New Accounting Pronouncements

In May 2011, the FASB issued amendments to the guidance pertaining to fair value measurement and disclosure. The amendments create a common definition of fair value for GAAP and International Financial Reporting Standards (“IFRS”) and align the measurement and disclosure requirements. These amendments provide further guidance on some of the principles for measuring fair value and expand the disclosure requirements specifically for Level 3 fair value measurements. The new requirements are effective for us on January 1, 2012 and will be applied prospectively. We do not expect that the adoption of these amendments will have a material impact on our consolidated financial statements.

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

As of September 30, 2011, we consolidated certain Fannie Mae securities that were not consolidated as of December 31, 2010 because we now hold in our portfolio a substantial portion of the certificates. As a result of consolidating these securities, which had combined total assets of $2.9 billion in unpaid principal balance as of September 30, 2011, we derecognized our investment in these trusts and recognized the assets and liabilities of the consolidated trusts at their fair value.

As of September 30, 2011, we deconsolidated VIEs that were consolidated as of December 31, 2010. These VIEs were Fannie Mae securitization trusts and were deconsolidated because we no longer hold in our portfolio a substantial portion of the certificates. As a result of deconsolidating these trusts, which had combined total assets of $446 million in unpaid principal balance as of December 31, 2010, we derecognized the assets and liabilities of the trusts and recognized at fair value our retained interests as securities in our condensed consolidated balance sheet.

Unconsolidated VIEs

We also have interests in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated VIEs as of September 30, 2011 and December 31, 2010, as well as our maximum exposure to loss and the total assets of those unconsolidated VIEs.

	As of September 30, 2011
			Limited
	Mortgage-Backed	Asset-Backed	Partnership
	Trusts	Trusts	Investments
	(Dollars in millions)

Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$73,814	$—	$—
Trading securities(1)	24,862	2,465	—
Other assets	270	—	131
Other liabilities	1,257	—	150

Net carrying amount	$97,689	$2,465	$(19)

Maximum exposure to loss(1)	$104,477	$2,465	$117
Total assets of unconsolidated VIEs(1)	$674,599	$323,035	$13,119

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

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended September 30, 2011 and 2010, the unpaid principal balance of portfolio securitizations was $22.0 billion and $35.1 billion, respectively. For the nine months ended September 30, 2011 and 2010, the unpaid principal balance of portfolio securitizations was $78.7 billion and $68.0 billion, respectively.

The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts.

	Fannie Mae
	Single-class
	MBS & Fannie	REMICS &
	Mae Megas	SMBS
	(Dollars in millions)

As of September 30, 2011
Unpaid principal balance	$618	$14,008
Fair value	683	15,320
Weighted-average coupon	6.21%	5.96%
Weighted-average loan age	5.1 years	4.5 years
Weighted-average maturity	23.8 years	19.5 years
As of December 31, 2010
Unpaid principal balance	$63	$15,771
Fair value	68	16,745
Weighted-average coupon	6.58%	6.28%
Weighted-average loan age	4.2 years	4.4 years
Weighted-average maturity	25.6 years	22.0 years

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For the three months ended September 30, 2011 and 2010, the principal and interest received on retained interests was $777 million and $855 million, respectively. For the nine months ended September 30, 2011 and 2010, the principal and interest received on retained interests was $2.2 billion and $2.6 billion, respectively.

Managed Loans

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of September 30, 2011 and December 31, 2010.

	As of
	September 30, 2011		December 31, 2010
	Unpaid Principal	Principal Amount of	Unpaid Principal	Principal Amount of
	Balance	Delinquent Loans(1)	Balance	Delinquent Loans(1)
	(Dollars in millions)

Loans held for investment
Of Fannie Mae	$401,610	$124,595	$423,686	$141,342
Of consolidated trusts	2,567,502	25,808	2,565,347	34,080
Loans held for sale	335	60	964	127
Securitized loans	2,219	66	2,147	78

Total loans managed	$2,971,666	$150,529	$2,992,144	$175,627

(1)	Represents the unpaid principal balance of loans held for investment, loans held for sale and securitized loans for which we are no longer accruing interest and loans 90 days or more delinquent which are continuing to accrue interest.

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

We recognize assets obtained and liabilities incurred in a portfolio securitization at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $143 million and $169 million for the three months ended September 30, 2011 and 2010, respectively. Proceeds from the initial sale of securities from portfolio securitizations were $764 million and $544 million for the nine months ended September 30, 2011 and 2010, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.	Mortgage Loans

The following table displays our mortgage loans as of September 30, 2011 and December 31, 2010.

	As of
	September 30, 2011			December 31, 2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family	$319,756	$2,474,912	$2,794,668	$328,824	$2,490,623	$2,819,447
Multifamily	82,136	92,643	174,779	95,157	75,393	170,550

Total unpaid principal balance of mortgage loans	401,892	2,567,555	2,969,447	423,981	2,566,016	2,989,997
Cost basis and fair value adjustments, net	(16,389)	16,197	(192)	(16,498)	11,777	(4,721)
Allowance for loan losses for
loans held for investment	(55,398)	(16,037)	(71,435)	(48,530)	(13,026)	(61,556)

Total mortgage loans	$330,105	$2,567,715	$2,897,820	$358,953	$2,564,767	$2,923,720

During the three months ended September 30, 2011, we did not redesignate any loans from held for investment (“HFI”) to held for sale (“HFS”). During the nine months ended September 30, 2011, we redesignated loans with a carrying value of $561 million from HFI to HFS.

The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011(1)
							Recorded
							Investment in
							Loans Over
							90 Days	Recorded
							Delinquent	Investment
							and	in
	30 - 59 Days	60 - 89 Days	Seriously	Total			Accruing	Nonaccrual
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Current	Total	Interest	Loans
	(Dollars in millions)

Single-family:
Primary(3)	$43,721	$15,523	$82,808	$142,052	$2,330,328	$2,472,380	$122	$98,154
Government(4)	105	46	312	463	51,458	51,921	312	—
Alt-A	7,445	3,261	30,126	40,832	143,126	183,958	15	33,366
Other(5)	3,586	1,556	11,940	17,082	75,753	92,835	101	13,305

Total single-family	54,857	20,386	125,186	200,429	2,600,665	2,801,094	550	144,825
Multifamily(6)	519	NA	753	1,272	175,761	177,033	—	698

Total	$55,376	$20,386	$125,939	$201,701	$2,776,426	$2,978,127	$550	$145,523

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010(1)
							Recorded
							Investment in
							Loans Over
							90 Days	Recorded
							Delinquent	Investment
							and	in
	30 - 59 Days	60 - 89 Days	Seriously	Total			Accruing	Nonaccrual
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Current	Total	Interest	Loans
	(Dollars in millions)

Single-family:
Primary(3)	$47,048	$18,055	$93,302	$158,405	$2,299,080	$2,457,485	$139	$110,758
Government(4)	125	58	371	554	51,930	52,484	354	—
Alt-A	8,547	4,097	37,557	50,201	156,951	207,152	21	41,566
Other(5)	3,785	1,831	15,290	20,906	84,473	105,379	80	17,022

Total single-family	59,505	24,041	146,520	230,066	2,592,434	2,822,500	594	169,346
Multifamily (6)	382	NA	1,132	1,514	171,000	172,514	—	1,012

Total	$59,887	$24,041	$147,652	$231,580	$2,763,434	$2,995,014	$594	$170,358

(1)	Recorded investment consists of (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which due to their nature are not aged and are included in the current column.

(5)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of September 30, 2011 and December 31, 2010. The single-family credit quality indicator is updated quarterly.

	As of
	September 30, 2011(1)(2)			December 31, 2010(1)(2)
	Primary(3)	Alt-A	Other(4)	Primary(3)	Alt-A	Other(4)
			(Dollars in millions)

Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$1,543,118	$68,340	$26,170	$1,561,202	$79,305	$29,854
80.01% to 90%	377,448	23,146	10,371	376,414	27,472	13,394
90.01% to 100%	223,477	20,355	10,111	217,193	24,392	12,935
100.01% to 110%	117,339	16,051	9,275	112,376	18,022	11,400
110.01% to 120%	66,747	11,974	7,980	62,283	12,718	8,967
120.01% to 125%	23,692	4,878	3,368	21,729	5,083	3,733
Greater than 125%	120,559	39,214	25,560	106,288	40,160	25,096

Total	$2,472,380	$183,958	$92,835	$2,457,485	$207,152	$105,379

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Excludes $51.9 billion and $52.5 billion as of September 30, 2011 and December 31, 2010, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of September 30, 2011 and December 31, 2010. We stratify multifamily loans into different internal risk rating categories based on the credit risk inherent in each individual loan. We categorize loan credit risk based on relevant observable data about a borrower’s ability to pay, including multifamily market economic fundamentals, review of available current borrower financial information (e.g. current debt service coverage ratios), operating statements on the underlying collateral, historical payment experience, estimates of the current collateral values and other related credit documentation. As a result of this analysis, multifamily loans are categorized based on management’s judgment into the following categories: (1) Green (loan with acceptable risk); (2) Yellow (loan with signs of potential weakness); (3) Orange (loan with a well defined weakness that may jeopardize the timely full repayment); and (4) Red (loan with a weakness that makes timely collection or liquidation in full highly questionable based on existing conditions and values). We evaluate loans in the orange and red risk rating categories to determine which ones are individually impaired. The multifamily credit quality indicator is updated quarterly.

	As of
	September 30, 2011(1)	December 31, 2010(1)
	(Dollars in millions)

Credit risk profile by internally assigned grade:
Green	$127,551	$117,388
Yellow(2)	29,567	34,651
Orange	17,924	18,075
Red	1,991	2,400

Total	$177,033	$172,514

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Includes approximately $9.1 billion and $9.7 billion of unpaid principal balance as of September 30, 2011 and December 31, 2010, respectively, classified solely due to past due financial information.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Individually Impaired Loans

Individually impaired loans include TDRs, acquired credit-impaired loans, and other multifamily loans regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance, and related allowance as of September 30, 2011 and December 31, 2010 and interest income recognized and average recorded investment for the three and nine months ended September 30, 2011 for individually impaired loans.

	As of September 30, 2011				For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
				Related
				Allowance for			Interest
	Unpaid	Total	Related	Accrued	Average	Total Interest	Income	Average	Total Interest	Interest Income
	Principal	Recorded	Allowance for	Interest	Recorded	Income	Recognized on	Recorded	Income	Recognized on a
	Balance	Investment(1)	Loan Losses	Receivable	Investment	Recognized(2)	a Cash Basis	Investment	Recognized (2)	Cash Basis
	(Dollars in millions)

Individually impaired loans:

With related allowance recorded:

Single-family:

Primary(3)	$115,961	$108,489	$28,709	$639	$102,555	$949	$183	$99,495	$2,764	$550

Government(4)	247	247	58	7	280	3	—	270	9	—

Alt-A	34,034	31,159	10,865	277	29,755	247	45	29,459	728	143

Other(5)	16,088	15,237	5,175	101	14,630	111	22	14,295	323	69

Total single-family	166,330	155,132	44,807	1,024	147,220	1,310	250	143,519	3,824	762

Multifamily	2,877	2,896	704	27	2,485	26	2	2,324	74	5

Total individually impaired loans with related allowance recorded	169,207	158,028	45,511	1,051	149,705	1,336	252	145,843	3,898	767

With no related allowance recorded:(6)

Single-family:

Primary(3)	8,284	5,624	—	—	7,118	175	58	6,019	427	146

Government(4)	19	12	—	—	21	2	—	14	6	—

Alt-A	2,962	1,467	—	—	1,832	68	21	1,443	154	47

Other(5)	638	342	—	—	483	18	6	403	39	13

Total single-family	11,903	7,445	—	—	9,454	263	85	7,879	626	206

Multifamily	908	914	—	—	836	12	2	799	37	7

Total individually impaired loans with no related allowance recorded	12,811	8,359	—	—	10,290	275	87	8,678	663	213

Total individually impaired loans(7)	$182,018	$166,387	$45,511	$1,051	$159,995	$1,611	$339	$154,521	$4,561	$980

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

					For the Year
					Ended
	As of December 31, 2010				December 31, 2010
				Related
	Unpaid		Related	Allowance for	Average
	Principal	Total Recorded	Allowance for	Accrued	Recorded
	Balance	Investment(1)	Loan Losses	Interest Receivable	Investment
	(Dollars in millions)

Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(3)	$99,838	$93,024	$23,565	$772	$81,258
Government(4)	240	248	38	7	141
Alt-A	30,932	28,253	9,592	368	25,361
Other(5)	14,429	13,689	4,479	137	12,094

Total single-family	145,439	135,214	37,674	1,284	118,854
Multifamily	2,372	2,371	556	23	1,496

Total individually impaired loans with related allowance recorded	147,811	137,585	38,230	1,307	120,350

With no related allowance recorded:(6)
Single-family:
Primary(3)	10,586	7,237	—	—	7,860
Government(4)	19	13	—	—	11
Alt-A	3,600	1,884	—	—	2,091
Other(5)	879	512	—	—	589

Total single-family	15,084	9,646	—	—	10,551
Multifamily	789	811	—	—	642

Total individually impaired loans with no related allowance recorded	15,873	10,457	—	—	11,193

Total individually impaired loans(7)	$163,684	$148,042	$38,230	$1,307	$131,543

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

(2)	Total single-family interest income recognized of $1.6 billion for the three months ended September 30, 2011 consists of $1.1 billion of contractual interest and $427 million of effective yield adjustments. Total single-family interest income recognized of $4.5 billion for the nine months ended September 30, 2011 consists of $3.3 billion of contractual interest and $1.2 billion of effective yield adjustments.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(5)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(7)	Includes single-family loans restructured in a TDR with a recorded investment of $159.0 billion and $140.1 billion as of September 30, 2011 and December 31, 2010, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $1.0 billion and $939 million as of September 30, 2011 and December 31, 2010, respectively.

Interest income recognized on impaired loans was $1.4 billion for the three months ended September 30, 2010 and $4.1 billion for the nine months ended September 30, 2010. Interest income recognized on a cash basis on impaired loans was $511 million for the three months ended September 30, 2010 and $1.4 billion for the nine months ended September 30, 2010.

Troubled Debt Restructurings

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. As described in our “Summary of Significant Accounting Policies,” we account for these informal restructurings as a TDR if we defer more than three missed payments. The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three and nine months ended September 30, 2011, the average term extension of a modified loan was 103 and 82 months, respectively, and the average interest rate reduction of a modified loan was 2.63 and 3.14 percentage points, respectively.

Upon adoption of the new TDR standard, we reassessed all modifications, forbearance arrangements, and repayment plans that occurred on or after January 1, 2011 through June 30, 2011 that were not previously considered TDRs and for which the allowance for loan losses was measured on a collective basis (“the transition population”). As of September 30, 2011, the recorded investment related to restructurings in the transition population that were not previously considered TDRs was $2.3 billion and the individually impaired allowance for loan losses on this population was $605 million.

The following table displays the number of loans and recorded investment in our loans restructured in a TDR during the three and nine months ended September 30, 2011.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30, 2011(5)		September 30, 2011
	Number of	Recorded	Number of	Recorded
	Loans	Investment(1)	Loans	Investment(1)
	(Dollars in millions)

Single-family
Primary(2)	60,725	$10,594	132,682	$23,783
Government(3)	201	24	497	86
Alt-A	12,932	2,691	27,722	5,958
Other(4)	5,429	1,324	12,424	3,095

Total Single-family	79,287	14,633	173,325	32,922
Multifamily	13	39	42	214

Total troubled debt restructurings	79,300	$14,672	173,367	$33,136

(1)	Consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments and fair value adjustments; and (c) accrued interest receivable on HFI loans. Based on the nature of our modification programs, which do not include principal or interest forgiveness, there is not a material difference

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

between the recorded investment in our loans pre- and post- modification, therefore amounts represent recorded investment post-modification.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	Includes recorded investment related to transition population.

The following table displays the number of loans and recorded investment of TDRs that had a payment default during the three and nine months ended September 30, 2011 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a preforeclosure sale, single-family loans with completed modifications that are two or more months delinquent during the period or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Number of	Recorded	Number of	Recorded
	Loans	Investment(1)	Loans	Investment(1)
	(Dollars in millions)

Single-family
Primary(2)	14,545	$2,531	52,532	$9,227
Government(3)	70	17	252	68
Alt-A	2,929	620	11,625	2,499
Other(4)	1,519	378	5,384	1,315

Total single-family	19,063	3,546	69,793	13,109
Multifamily	—	—	8	49

Total TDRs that subsequently defaulted	19,063	$3,546	69,801	$13,158

(1)	Consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) fair value adjustments and accrued interest receivable on HFI loans. Represents our recorded investment in the loan at time of payment default.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

Loans Acquired in a Transfer

We acquired delinquent loans from unconsolidated trusts and long-term standby commitments with an unpaid principal balance plus accrued interest of $48 million and $67 million for the three months ended September 30, 2011 and 2010, respectively, and $144 million and $227 million for the nine months ended September 30, 2011 and 2010, respectively. The following table displays the outstanding unpaid principal balance and accrued interest receivable, carrying amount by accrual status and accretable yield of acquired

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

credit-impaired loans as of September 30, 2011 and December 31, 2010, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Outstanding contractual balance	$5,563	$8,519

Carrying amount:
Loans on accrual status	$1,758	$2,029
Loans on nonaccrual status	1,392	2,449

Total carrying amount of loans	$3,150	$4,478

Accretable yield	$1,584	$2,412

The following table displays interest income recognized and the impact to the “Provision for loan losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the three and nine months ended September 30, 2011 and 2010.

	For the Three
	Months Ended		For the Nine
	September 30,		Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Accretion of fair value discount(1)	$288	$231	$769	$785
Interest income on loans returned to accrual status or subsequently modified as TDRs	257	235	777	854

Total interest income recognized on acquired credit-impaired loans	$545	$466	$1,546	$1,639

(Decrease) increase in “Provision for loan losses” subsequent to the acquisition of credit-impaired loans	$(275)	$(125)	$684	$319

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

4.	Allowance for Loan Losses

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Allowance for Loan Losses

The following table displays changes in both single-family and multifamily allowance for loan losses for the three and nine months ended September 30, 2011 and total allowance for loan losses for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family allowance for loan losses:
Beginning balance	$54,949	$13,078	$68,027
Provision for loan losses	(235)	4,318	4,083
Charge-offs(1)(6)	(3,802)	(260)	(4,062)
Recoveries	848	35	883
Transfers(2)	1,764	(1,764)	—
Other(3)	860	137	997

Ending balance	$54,384	$15,544	$69,928

Multifamily allowance for loan losses:
Beginning balance	$1,017	$462	$1,479
Provision for loan losses	39	37	76
Charge-offs(1)	(51)	—	(51)
Transfers(2)	6	(6)	—
Other(3)	3	—	3

Ending balance	$1,014	$493	$1,507

Total allowance for loan losses:
Beginning balance	$55,966	$13,540	$69,506	$42,844	$17,738	$60,582
Total provision for loan losses	(196)	4,355	4,159	2,144	2,552	4,696
Charge-offs(1)(6)	(3,853)	(260)	(4,113)	(5,946)	(1,243)	(7,189)
Recoveries	848	35	883	205	304	509
Transfers(2)	1,770	(1,770)	—	5,131	(5,131)	—
Other(3)	863	137	1,000	895	247	1,142

Ending balance(4)(5)	$55,398	$16,037	$71,435	$45,273	$14,467	$59,740

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011			2010
	Of	Of		Of	Of
	Fannie	Consolidated		Fannie	Consolidated
	Mae	Trusts	Total	Mae	Trusts	Total
	(Dollars in millions)

Single-family allowance for loan losses:
Beginning balance	$47,377	$12,603	$59,980
Provision for loan losses	9,962	10,410	20,372
Charge-offs(1)(6)	(14,766)	(1,466)	(16,232)
Recoveries	3,197	1,537	4,734
Transfers(2)	7,676	(7,676)	—
Other(3)	938	136	1,074

Ending balance	$54,384	$15,544	$69,928

Multifamily allowance for loan losses:
Beginning balance	$1,153	$423	$1,576
Provision for loan losses	41	135	176
Charge-offs(1)	(252)	—	(252)
Transfers(2)	63	(63)	—
Other(3)	9	(2)	7

Ending balance	$1,014	$493	$1,507

Total allowance for loan losses:
Beginning balance	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925
Adoption of new accounting standards	—	—	—	—	43,576	43,576
Total provision for loan losses	10,003	10,545	20,548	11,008	9,922	20,930
Charge-offs(1)(6)	(15,018)	(1,466)	(16,484)	(12,097)	(6,645)	(18,742)
Recoveries	3,197	1,537	4,734	367	872	1,239
Transfers(2)	7,739	(7,739)	—	41,606	(41,606)	—
Other(3)	947	134	1,081	(3,689)	6,501	2,812

Ending balance(4)(5)	$55,398	$16,037	$71,435	$45,273	$14,467	$59,740

(1)	Total charge-offs include accrued interest of $289 million and $811 million for the three months ended September 30, 2011 and 2010, respectively and $1.1 billion and $2.0 billion for the nine months ended September 30, 2011 and 2010, respectively. Single-family charge-offs include accrued interest of $279 million and $1.1 billion for the three and nine months ended September 30, 2011, respectively. Multifamily charge-offs include accrued interest of $10 million and $34 million for the three and nine months ended September 30, 2011, respectively.

(2)	Includes transfers from trusts for delinquent loan purchases.

(3)	Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The provision for credit losses, charge-offs, recoveries and transfer activity included in this table reflects all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(4)	Includes $334 million and $397 million as of September 30, 2011 and 2010, respectively, for acquired credit-impaired loans.

(5)	Total single-family allowance for loan losses was $58.3 billion as of September 30, 2010. Total multifamily allowance for loan losses was $1.4 billion as of September 30, 2010.

(6)	While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Accordingly, charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

As of September 30, 2011, the allowance for accrued interest receivable for loans of Fannie Mae was $1.9 billion and for loans of consolidated trusts was $304 million. As of December 31, 2010, the allowance for accrued interest receivable for loans of Fannie Mae was $3.0 billion and for loans of consolidated trusts was $439 million.

In the three month period ended June 30, 2010, we identified that for a portion of our delinquent loans we had not estimated and recorded our obligation to reimburse servicers for advances they made on our behalf for preforeclosure property taxes and insurance. We previously recognized these expenses when we reimbursed servicers. We also did not record a receivable from borrowers for these payments or assess the collectibility of the receivable. The nine month period ended September 30, 2010 includes an out-of-period adjustment of $1.1 billion to our condensed consolidated statements of operations reflecting our assessment of the collectibility of the receivable from borrowers.

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of September 30, 2011 and December 31, 2010.

	As of
	September 30, 2011			December 31, 2010
	Single-			Single-
	Family	Multifamily	Total	Family	Multifamily	Total
	(Dollars in millions)

Allowance for loan losses by segment:
Individually impaired loans	$44,475	$702	$45,177	$37,296	$549	$37,845
Collectively reserved loans	25,121	803	25,924	22,306	1,020	23,326
Acquired credit-impaired loans	332	2	334	378	7	385

Total allowance for loan losses	$69,928	$1,507	$71,435	$59,980	$1,576	$61,556

Recorded investment in loans by segment:(1)
Individually impaired loans	$159,031	$3,760	$162,791	$140,062	$3,074	$143,136
Collectively reserved loans	2,638,517	173,223	2,811,740	2,677,640	169,332	2,846,972
Acquired credit-impaired loans	3,546	50	3,596	4,798	108	4,906

Total recorded investment in loans	$2,801,094	$177,033	$2,978,127	$2,822,500	$172,514	$2,995,014

(1)	Recorded investment consists of the following: (a) unpaid principal balance; (b) unamortized premiums, discounts and other cost basis adjustments; and (c) accrued interest receivable.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

5.	Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive loss. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of September 30, 2011 and December 31, 2010.

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Mortgage-related securities:
Fannie Mae	$7,529	$7,398
Freddie Mac	2,866	1,326
Ginnie Mae	297	590
Alt-A private-label securities	1,454	1,683
Subprime private-label securities	1,318	1,581
CMBS	10,600	10,764
Mortgage revenue bonds	718	609
Other mortgage-related securities	147	152

Total	24,929	24,103

Non-mortgage-related securities:
U.S. Treasury securities	40,755	27,432
Asset-backed securities	2,465	5,321

Total	43,220	32,753

Total trading securities	$68,149	$56,856

Losses in trading securities held in our portfolio, net	$1,986	$2,149

The following table displays information about our net trading gains and losses for the three and nine months ended September 30, 2011 and 2010.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Net trading (losses) gains:
Mortgage-related securities	$(209)	$879	$151	$2,497
Non-mortgage-related securities	(5)	10	(5)	90

Total	$(214)	$889	$146	$2,587

Net trading (losses) gains recorded in the period related to securities still held at period end:
Mortgage-related securities	$(206)	$872	$145	$2,368
Non-mortgage-related securities	—	7	2	71

Total	$(206)	$879	$147	$2,439

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Available-for-Sale Securities

We measure AFS securities at fair value with unrealized gains and losses recorded as a component of “Other comprehensive (loss) income,” net of tax, and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive loss.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and nine months ended September 30, 2011 and 2010.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Gross realized gains	$15	$170	$148	$515
Gross realized losses	22	101	75	280
Total proceeds(1)	597	978	1,826	6,552

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.” For the nine months ended September 30, 2010, proceeds were increased by $416 million, from what was previously disclosed, related to deconsolidated REMICs that were previously presented as proceeds from issuance of long-term debt of consolidated trusts.

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$17,698	$1,559	$(4)	$(15)	$19,238
Freddie Mac	12,781	968	—	—	13,749
Ginnie Mae	807	132	—	—	939
Alt-A private-label securities	14,299	215	(1,989)	(238)	12,287
Subprime private-label securities	10,367	3	(2,040)	(443)	7,887
CMBS(4)	14,598	62	—	(270)	14,390
Mortgage revenue bonds	10,635	180	(25)	(183)	10,607
Other mortgage-related securities	3,771	144	(21)	(281)	3,613

Total	$84,956	$3,263	$(4,079)	$(1,430)	$82,710

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of December 31, 2010
			Gross	Gross
	Total	Gross	Unrealized	Unrealized	Total
	Amortized	Unrealized	Losses -	Losses -	Fair
	Cost(1)	Gains	OTTI(2)	Other(3)	Value
	(Dollars in millions)

Fannie Mae	$21,428	$1,453	$(9)	$(44)	$22,828
Freddie Mac	15,986	1,010	—	—	16,996
Ginnie Mae	909	130	—	—	1,039
Alt-A private-label securities	15,789	177	(1,791)	(285)	13,890
Subprime private-label securities	11,323	54	(997)	(448)	9,932
CMBS(4)	15,273	25	—	(454)	14,844
Mortgage revenue bonds	11,792	47	(64)	(734)	11,041
Other mortgage-related securities	4,098	106	(44)	(338)	3,822

Total	$96,598	$3,002	$(2,905)	$(2,303)	$94,392

(1)	Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments (OTTI) recognized in our condensed consolidated statements of operations and comprehensive loss.

(2)	Represents the noncredit component of other-than-temporary impairment losses recorded in “Accumulated other comprehensive loss” as well as cumulative changes in fair value for securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $725 million and $848 million as of September 30, 2011 and December 31, 2010, respectively, of increase to the carrying amount from previous fair value hedge accounting.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Less Than 12		12 Consecutive
	Consecutive Months		Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(Dollars in millions)

Fannie Mae	$(6)	$758	$(13)	$186
Alt-A private-label securities	(157)	1,544	(2,070)	7,072
Subprime private-label securities	(206)	992	(2,277)	6,843
CMBS	(110)	7,572	(160)	2,982
Mortgage revenue bonds	(9)	311	(199)	2,718
Other mortgage-related securities	(12)	264	(290)	1,508

Total	$(500)	$11,441	$(5,009)	$21,309

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

Other-Than-Temporary Impairments

We recognize the credit component of other-than-temporary impairments of our debt securities in our condensed consolidated statements of operations and comprehensive loss and the noncredit component in “Other comprehensive (loss) income” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. $5.0 billion of the $5.5 billion of gross unrealized losses on AFS securities as of September 30, 2011 have existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of September 30, 2011 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive loss.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of September 30, 2011 that was 81% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover a portion or the majority of these unrealized losses over the lives of the securities.

The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2010.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010(1)	2011	2010(1)
	(Dollars in millions)

Alt-A private-label securities	$238	$153	$329	$310
Subprime private-label securities	2	171	2	365
Other	22	2	31	24

Net other-than-temporary impairments	$262	$326	$362	$699

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

For the three and nine months ended September 30, 2011, we recorded net other-than-temporary impairment of $262 million and $362 million, respectively. The net other-than-temporary impairment charges recorded in the three month period ended September 30, 2011 were primarily driven by an increase in collateral losses on certain Alt-A private-label securities, which resulted in a decrease in the present value of our cash flow projections on these Alt-A private-label securities.

The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in earnings for the three and nine months ended September 30, 2011 and 2010. A related unrealized non-credit component has been recognized in “Accumulated other comprehensive loss.”

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Balance, beginning of period	$7,876	$8,181	$8,215	$8,191
Additions for the credit component on debt securities for which OTTI
was not previously recognized	—	6	8	21
Additions for credit losses on debt securities for which OTTI was
previously recognized	262	320	354	678
Reductions for securities no longer in portfolio at period end	(5)	(102)	(5)	(154)
Reductions for amortization resulting from increases in cash flows
expected to be collected over the remaining life of the securities	(253)	(137)	(692)	(468)

Balance, end of period	$7,880	$8,268	$7,880	$8,268

As of September 30, 2011, those debt securities with other-than-temporary impairment for which we recognized in our condensed consolidated statements of operations and comprehensive loss only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We model securities assuming the benefit of those external financial guarantees that we determined are creditworthy. We have recorded other-than-temporary impairments for the three and nine months ended September 30, 2011 based on this analysis, with amounts related to credit loss recognized in our condensed consolidated statements of operations and comprehensive loss. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

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

	As of September 30, 2011
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)

Vintage Year
2004 & Prior:
Unpaid principal balance	$1,699	$487	$3,497	$501	$2,311
Weighted average collateral default(1)	36.6%	36.6%	10.5%	31.4%	16.0%
Weighted average collateral severities(2)	59.8	51.9	47.0	41.1	38.6
Weighted average voluntary prepayment rates(3)	6.9	11.6	12.7	9.2	12.5
Average credit enhancement(4)	51.1	16.3	12.1	22.3	10.5
2005
Unpaid principal balance	$179	$1,324	$1,202	$540	$2,389
Weighted average collateral default(1)	71.2%	56.3%	38.3%	53.5%	37.8%
Weighted average collateral severities(2)	72.1	59.8	62.1	57.0	46.8
Weighted average voluntary prepayment rates(3)	2.5	6.4	9.3	7.4	9.1
Average credit enhancement(4)	65.3	24.8	1.4	17.9	5.1
2006
Unpaid principal balance	$11,792	$1,241	$533	$1,619	$1,716
Weighted average collateral default(1)	76.3%	70.9%	38.6%	58.3%	31.0%
Weighted average collateral severities(2)	72.2	62.6	64.6	57.8	49.8
Weighted average voluntary prepayment rates(3)	2.5	3.4	8.4	6.5	9.8
Average credit enhancement(4)	17.5	17.0	2.3	0.2	0.6
2007 & After:
Unpaid principal balance	$609	$—	$—	$—	$120
Weighted average collateral default(1)	78.8%	N/A	N/A	N/A	40.9%
Weighted average collateral severities(2)	68.7	N/A	N/A	N/A	57.7
Weighted average voluntary prepayment rates(3)	2.0	N/A	N/A	N/A	9.0
Average credit enhancement(4)	33.7	N/A	N/A	N/A	26.1
Total
Unpaid principal balance	$14,279	$3,052	$5,232	$2,660	$6,536
Weighted average collateral default(1)	71.6%	59.1%	19.7%	52.2%	28.4%
Weighted average collateral severities(2)	70.6	59.7	52.3	54.5	44.9
Weighted average voluntary prepayment rates(3)	3.0	6.0	11.5	7.2	10.5
Average credit enhancement(4)	22.8	20.3	8.6	7.9	6.2

(1)	The expected remaining cumulative default rate of the collateral pool backing the securities, as a percentage of the current collateral unpaid principal balance, weighted by security unpaid principal balance.

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

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of September 30, 2011. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of September 30, 2011
					After One Year		After Five Years
	Total	Total	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in millions)

Fannie Mae	$17,698	$19,238	$—	$—	$6	$6	$2,645	$2,832	$15,047	$16,400
Freddie Mac	12,781	13,749	1	1	46	48	1,331	1,439	11,403	12,261
Ginnie Mae	807	939	—	—	—	—	5	6	802	933
Alt-A private-label securities	14,299	12,287	—	—	1	1	249	252	14,049	12,034
Subprime private-label securities	10,367	7,887	—	—	—	—	—	—	10,367	7,887
CMBS	14,598	14,390	62	63	5,255	5,244	8,678	8,500	603	583
Mortgage revenue bonds	10,635	10,607	59	59	366	377	743	756	9,467	9,415
Other mortgage-related securities	3,771	3,613	—	—	—	—	—	14	3,771	3,599

Total	$84,956	$82,710	$122	$123	$5,674	$5,676	$13,651	$13,799	$65,509	$63,112

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of September 30, 2011 and December 31, 2010.

	As of
	September 30,	December 31,
	2011	2010
	(Dollars in millions)

Net unrealized gains on available-for-sale securities for which we have not recorded other-than-temporary impairment, net of tax	$1,049	$304
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment, net of tax	(2,509)	(1,736)
Other losses	(236)	(250)

Accumulated other comprehensive loss	$(1,696)	$(1,682)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays the activity in other comprehensive (loss) income, net of tax, by major categories for the three and nine months ended September 30, 2011 and 2010.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Comprehensive loss:
Net loss	$(5,085)	$(1,331)	$(14,448)	$(14,083)
Other comprehensive (loss) income, net of tax:
Changes in net unrealized losses on available-for-sale securities (net of tax benefit of $210 and tax of $380, respectively, for the three months ended and net of tax benefit of $142 and tax of $1,889, respectively, for the nine months ended)	(391)	705	(264)	3,507
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $92 and $113, respectively, for the three months ended and net of tax of $120 and $239, respectively, for the nine months ended)	170	213	242	460
Reclassification adjustment for losses (gains) included in net loss (net of tax benefit of $10 and tax of $10, respectively, for the three months ended and net of tax of $1 and $16, respectively, for the nine months ended)	23	(17)	2	(29)
Other	1	1	6	6

Other comprehensive (loss) income	(197)	902	(14)	3,944

Total comprehensive loss	$(5,282)	$(429)	$(14,462)	$(10,139)

6.	Financial Guarantees

For our guarantees to unconsolidated trusts and other guaranty arrangements, we recognize a guaranty obligation for our obligation to stand ready to perform on these guarantees. For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $56.5 billion and $52.4 billion as of September 30, 2011 and December 31, 2010, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $14.0 billion and $12.6 billion as of September 30, 2011 and December 31, 2010, respectively. In addition, we had exposure of $9.5 billion and $10.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $4.1 billion and $3.9 billion as of September 30, 2011 and December 31, 2010, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.2 billion and $2.0 billion as of September 30, 2011 and December 31, 2010, respectively.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities. Management also monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due or in the foreclosure process, and the percentage of multifamily loans 60 days or more past due, of loans that also have higher risk characteristics, such as high mark-to-market loan-to-value ratios on single-family loans and low original debt service coverage ratios on multifamily loans. We use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to reflect the current risk of loans with these higher-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011(1)			As of December 31, 2010(1)
	30 Days	60 Days	Seriously	30 Days	60 Days	Seriously
	Delinquent	Delinquent	Delinquent(2)	Delinquent	Delinquent	Delinquent(2)

Percentage of single-family conventional guaranty book of business(3)	2.00%	0.75%	4.64%	2.19%	0.89%	5.37%
Percentage of single-family conventional loans(4)	2.16	0.75	4.00	2.32	0.87	4.48

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of September 30, 2011(1)		As of December 31, 2010(1)
	Percentage of		Percentage of
	Single-Family		Single-Family
	Conventional	Percentage	Conventional	Percentage
	Guaranty Book	Seriously	Guaranty Book	Seriously
	of Business(3)	Delinquent(2)(4)	of Business(3)	Delinquent(2)(4)

Estimated mark-to-market loan-to-value ratio:
Less than 100%	84%	2.35%	84%	2.62%
100.01% to 110%	5	9.50	5	11.60
110.01% to 120%	3	12.16	3	14.74
120.01% to 125%	1	13.64	1	16.86
Greater than 125%	7	19.83	7	24.71
Geographical distribution:
Arizona	2	3.78	2	6.23
California	19	2.70	18	3.89
Florida	6	11.90	7	12.31
Nevada	1	7.53	1	10.66
Select Midwest states(5)	10	4.55	11	4.80
All other states	62	3.20	61	3.46
Product distribution (not mutually exclusive): (6)
Alt-A	7	12.71	8	13.87
Subprime	*	23.91	*	28.20
Negatively amortizing adjustable rate	*	7.79	*	9.02
Interest only	5	15.70	6	17.85
Investor property	6	4.34	6	4.79
Condo/Coop	9	4.74	9	5.37
Original loan-to-value ratio >90%(7)	10	8.42	10	10.04
FICO credit score <620(7)	3	13.56	4	14.63
Original loan-to-value ratio >90% and FICO credit score <620(7)	1	18.99	1	21.41
Vintages:
2005	7	7.13	9	7.20
2006	7	11.81	8	12.19
2007	10	12.63	12	13.24
2008	8	5.34	9	4.88
All other vintages	68	1.60	62	1.73

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)	Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of both September 30, 2011 and December 31, 2010.

(2)	Consists of single-family conventional loans that were three months or more past due or in the foreclosure process, as of the periods indicated.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

(3)	Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as MyCommunityMortgage® and Expanded Approval®.

	As of September 30, 2011(1)(2)		As of December 31, 2010(1)(2)
	30 Days	Seriously	30 Days	Seriously
	Delinquent	Delinquent(3)	Delinquent	Delinquent(3)

Percentage of multifamily guaranty book of business	0.20%	0.57%	0.21%	0.71%

	As of September 30, 2011(1)(2)		As of December 31, 2010(1)(2)
	Percentage of		Percentage of
	Multifamily	Percentage	Multifamily	Percentage
	Guaranty	Seriously	Guaranty	Seriously
	Book of Business	Delinquent(3)	Book of Business	Delinquent(3)

Original loan-to-value ratio:
Greater than 80%	5%	1.52%	5%	0.59%
Less than or equal to 80%	95	0.53	95	0.71
Original debt service coverage ratio:
Less than or equal to 1.10	8	0.17	9	0.27
Greater than 1.10	92	0.61	91	0.75
Acquisition loan size distribution:
Less than or equal to $750,000	2	1.37	2	1.61
Greater than $750,000 and less than or equal to $3 million	11	1.11	12	1.17
Greater than $3 million and less than or equal to $5 million	9	0.80	9	0.88
Greater than $5 million and less than or equal to $25 million	42	0.63	42	0.88
Greater than $25 million	36	0.23	35	0.24
Maturing dates:
Maturing in 2011	1	3.68	3	0.68
Maturing in 2012	6	0.41	7	0.42
Maturing in 2013	10	0.45	11	0.54
Maturing in 2014	8	0.56	8	0.67
Maturing in 2015	9	0.45	9	0.57

(1)	Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of both September 30, 2011 and December 31, 2010 excluding loans that have been defeased. Defeasance is a pre-payment of a loan through substitution of collateral.

(2)	Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of the periods indicated.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.	Acquired Property, Net

Acquired property, net consists of held for sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table displays the activity in acquired property and the related valuation allowance for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2011
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$14,915	$(1,323)	$13,592	$18,054	$(1,881)	$16,173
Additions	4,066	(144)	3,922	13,953	(422)	13,531
Disposals	(5,606)	601	(5,005)	(18,632)	2,119	(16,513)
Write-downs, net of recoveries	—	(314)	(314)	—	(996)	(996)

Balance as of end of period	$13,375	$(1,180)	$12,195	$13,375	$(1,180)	$12,195

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2010
	Acquired	Valuation	Acquired	Acquired	Valuation	Acquired
	Property	Allowance(1)	Property, Net	Property	Allowance(1)	Property, Net
	(Dollars in millions)

Balance as of beginning of period	$15,141	$(1,120)	$14,021	$9,716	$(574)	$9,142
Additions	8,586	(339)	8,247	22,176	(629)	21,547
Disposals	(4,618)	390	(4,228)	(12,783)	915	(11,868)
Write-downs, net of recoveries	—	(450)	(450)	—	(1,231)	(1,231)

Balance as of end of period	$19,109	$(1,519)	$17,590	$19,109	$(1,519)	$17,590

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our Single-Family segment.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8.	Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

The following table displays our outstanding short-term borrowings (borrowing with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of September 30, 2011 and December 31, 2010.

	As of
	September 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
	Outstanding	Rate(1)	Outstanding	Rate(1)
	(Dollars in millions)

Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$52	2.20%

Fixed-rate short-term debt:
Discount notes	$193,385	0.13%	$151,500	0.32%
Foreign exchange discount notes	333	2.01	384	2.43

Total short-term debt of Fannie Mae	193,718	0.14	151,884	0.32
Debt of consolidated trusts	5,004	0.19	5,359	0.23

Total short-term debt	$198,722	0.14%	$157,243	0.32%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of September 30, 2011 and December 31, 2010.

	As of
	September 30, 2011			December 31, 2010
			Weighted-			Weighted-
			Average			Average
			Interest			Interest
	Maturities	Outstanding	Rate(1)	Maturities	Outstanding	Rate(1)
	(Dollars in millions)

Senior fixed:
Benchmark notes and bonds	2011-2030	$281,876	2.90%	2011-2030	$300,344	3.20%
Medium-term notes	2011-2021	153,166	1.81	2011-2020	199,266	2.13
Foreign exchange notes and bonds	2021-2028	667	5.22	2017-2028	1,177	6.21
Other(2)	2011-2040	44,241	5.59	2011-2040	44,893	5.64

Total senior fixed		479,950	2.80		545,680	3.02
Senior floating:
Medium-term notes	2011-2016	62,970	0.30	2011-2015	72,039	0.31
Other(2)	2020-2037	421	6.61	2020-2037	386	4.92

Total senior floating		63,391	0.33		72,425	0.34
Subordinated fixed:
Qualifying subordinated(3)	2012-2014	4,893	5.08	2011-2014	7,392	5.47
Subordinated debentures	2019	2,851	9.91	2019	2,663	9.91

Total subordinated fixed		7,744	6.86		10,055	6.65

Total long-term debt of Fannie Mae(4)		551,085	2.58		628,160	2.77
Debt of consolidated trusts(2)	2011-2051	2,441,969	4.40	2011-2051	2,411,597	4.59

Total long-term debt		$2,993,054	4.06%		$3,039,757	4.22%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes a portion of structured debt instruments that is reported at fair value.

(3)	Consists of subordinated debt issued with an interest deferral feature.

(4)	Reported amounts include a net discount and other cost basis adjustments of $9.5 billion and $12.4 billion as of September 30, 2011 and December 31, 2010, respectively.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of September 30, 2011 and December 31, 2010. We had no borrowings outstanding from these lines of credit as of September 30, 2011 and December 31, 2010.

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

We recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted to the extent a legal right of offset exists and is enforceable by law at the counterparty level and are inclusive of the right or obligation associated with the cash collateral posted or received, are recorded in “Other assets” or “Other liabilities” in our condensed consolidated balance sheets. We record all derivative gains and losses, including accrued interest, in “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive loss.

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011				As of December 31, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$36,990	$46	$156,892	$(17,154)	$49,085	$1,812	$228,142	$(14,115)
Receive-fixed	144,603	7,740	35,205	(63)	172,174	6,493	52,003	(578)
Basis	332	122	6,665	(18)	435	29	50	—
Foreign currency	457	135	542	(82)	1,274	164	286	(51)
Swaptions:
Pay-fixed	64,150	191	48,500	(275)	66,200	482	30,950	(1,773)
Receive-fixed	38,845	6,707	48,500	(3,036)	48,340	4,992	30,275	(673)
Interest rate caps	7,000	2	—	—	7,000	24	—	—
Other(1)	639	52	150	(4)	909	75	25	(1)

Total gross risk management derivatives	293,016	14,995	296,454	(20,632)	345,417	14,071	341,731	(17,191)
Accrued interest receivable (payable)	—	770	—	(1,319)	—	1,288	—	(1,805)
Netting adjustment(2)	—	(15,539)	—	18,372	—	(15,175)	—	18,023

Total net risk management derivatives	$293,016	$226	$296,454	$(3,579)	$345,417	$184	$341,731	$(973)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	As of September 30, 2011				As of December 31, 2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(Dollars in millions)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$9,434	$84	$2,991	$(12)	$2,880	$19	$4,435	$(105)
Forward contracts to purchase mortgage-related securities	30,447	365	18,370	(86)	19,535	123	27,697	(468)
Forward contracts to sell mortgage-related securities	15,077	48	50,896	(596)	40,761	811	24,562	(169)

Total mortgage commitment derivatives	$54,958	$497	$72,257	$(694)	$63,176	$953	$56,694	$(742)

Derivatives at fair value	$347,974	$723	$368,711	$(4,273)	$408,593	$1,137	$398,425	$(1,715)

(1)	Includes futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)	The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral receivable and payable. Cash collateral receivable was $3.5 billion as of September 30, 2011 and December 31, 2010. Cash collateral payable was $653 million and $604 million as of September 30, 2011 and December 31, 2010, respectively.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P, Moody’s or Fitch. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of September 30, 2011 was $7.0 billion, for which we posted collateral of $6.9 billion in the normal course of business. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $182 million of collateral would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position at September 30, 2011.

The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position as of December 31, 2010 was $4.4 billion, for which we posted collateral of $3.5 billion in the normal course of business. Had all of the credit risk-related contingency features underlying these agreements been triggered, an additional $891 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position at December 31, 2010.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and nine months ended September 30, 2011 and 2010.

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)

Risk management derivatives:
Swaps:
Pay-fixed	$(11,334)	$(8,034)	$(16,206)	$(24,811)
Receive-fixed	4,577	6,126	7,105	18,642
Basis	75	43	104	73
Foreign currency	31	149	114	138
Swaptions:
Pay-fixed	533	17	805	(1,342)
Receive-fixed	2,091	1,778	2,591	5,460
Interest rate caps	(4)	(16)	(22)	(115)
Other(1)	(36)	(4)	(58)	33

Total risk management derivatives fair value (losses) gains, net	(4,067)	59	(5,567)	(1,922)
Mortgage commitment derivatives fair value losses, net	(188)	(183)	(226)	(1,361)

Total derivatives fair value losses, net	$(4,255)	$(124)	$(5,793)	$(3,283)

(1)	Includes futures, swap credit enhancements and mortgage insurance contracts.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The table below displays our credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)

Credit loss exposure(4)	$587	$232	$819	$49	$868
Less: Collateral held(5)	515	189	704	—	704

Exposure net of collateral	$72	$43	$115	$49	$164

Additional information:
Notional amount	$152,829	$434,712	$587,541	$1,929	$589,470
Number of counterparties	7	8	15

	As of December 31, 2010
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)

Credit loss exposure(4)	$350	$325	$675	$75	$750
Less: Collateral held(5)	273	325	598	—	598

Exposure net of collateral	$77	$—	$77	$75	$152

Additional information:
Notional amount	$208,898	$476,766	$685,664	$1,484	$687,148
Number of counterparties	7	8	15

(1)	We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P’s rating for any ratings based on Moody’s scale.

(2)	We had exposure to 4 and 3 interest rate and foreign currency derivative counterparties in a net gain position as of September 30, 2011 and December 31, 2010, respectively. Those interest rate and foreign currency derivatives had notional balances of $135.1 billion and $106.5 billion as of September 30, 2011 and December 31, 2010, respectively.

(3)	Includes defined benefit mortgage insurance contracts and swap credit enhancements accounted for as derivatives where the right of legal offset does not exist. Also includes exchange-traded derivatives, such as futures and interest rate swaps, which are settled daily through a clearinghouse.

(4)	Represents the exposure to credit loss on derivative instruments, which we estimate using the fair value of all outstanding derivative contracts in a gain position. We net derivative gains and losses with the same counterparty where a legal right of offset exists under an enforceable master netting agreement. This table excludes mortgage commitments accounted for as derivatives.

(5)	Represents both cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure. We reduce the value of non-cash collateral in accordance with the counterparty agreements to help ensure recovery of any loss through the disposition of the collateral.

10.	Segment Reporting

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

The following tables display our segment results for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30, 2011
				Other Activity/
	Business Segments			Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest (loss) income	$(374)	$(7)	$3,904	$1,210		$453	(3)	$5,186
Provision for loan losses	(4,083)	(76)	—	—		—		(4,159)

Net interest (loss) income after provision for loan losses	(4,457)	(83)	3,904	1,210		453		1,027
Guaranty fee income (expense)	1,867	226	(369)	(1,124	)(4)	(551	)(4)	49	(4)
Investment gains (losses), net	3	5	801	(89)		(647	)(5)	73
Net other-than-temporary impairments	—	—	(262)	—		—		(262)
Fair value losses, net	(2)	—	(4,670)	(17)		164	(6)	(4,525)
Debt extinguishment losses, net	—	—	(107)	(12)		—		(119)
Losses from partnership investments	—	(30)	—	—		—		(30	)(7)
Fee and other income (expenses)	136	51	125	(67)		(3)		242
Administrative expenses	(409)	(62)	(120)	—		—		(591)
Benefit (provision) for guaranty losses	11	(3)	—	—		—		8
Foreclosed property expense	(710)	(23)	—	—		—		(733)
Other expenses	(184)	(9)	(14)	—		(17)		(224)

(Loss) income before federal income taxes	(3,745)	72	(712)	(99)		(601)		(5,085)
(Provision) benefit for federal income taxes	(1)	—	1	—		—		—

Net (loss) income attributable to Fannie Mae	$(3,746)	$72	$(711)	$(99)		$(601)		$(5,085)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2011
				Other Activity/
	Business Segments			Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest (loss) income	$(1,952)	$(27)	$11,481	$4,098		$1,518	(3)	$15,118
Provision for loan losses	(20,372)	(176)	—	—		—		(20,548)

Net interest (loss) income after provision for loan losses	(22,324)	(203)	11,481	4,098		1,518		(5,430)
Guaranty fee income (expense)	5,618	651	(1,159)	(3,350	)(4)	(1,611	)(4)	149	(4)
Investment (losses) gains, net	(2)	10	2,589	(258)		(2,020	)(5)	319
Net other-than-temporary impairments	—	—	(361)	(1)		—		(362)
Fair value losses, net	(5)	—	(5,959)	(122)		216	(6)	(5,870)
Debt extinguishment (losses) gains, net	—	—	(186)	37		—		(149)
Losses from partnership investments	—	(8)	—	—		1		(7	)(7)
Fee and other income (expense)	397	166	309	(222)		(6)		644
Administrative expenses	(1,225)	(194)	(346)	—		—		(1,765)
(Provision) benefit for guaranty losses	(732)	38	—	—		—		(694)
Foreclosed property expense	(717)	(26)	—	—		—		(743)
Other (expenses) income	(579)	33	(32)	—		(53)		(631)

(Loss) income before federal income taxes	(19,569)	467	6,336	182		(1,955)		(14,539)
Benefit (provision) for federal income taxes	106	(61)	46	—		—		91

Net (loss) income	(19,463)	406	6,382	182		(1,955)		(14,448)

Less: Net income attributable to noncontrolling interest	—	—	—	—		(1	)(8)	(1)

Net (loss) income attributable to Fannie Mae	$(19,463)	$406	$6,382	$182		$(1,956)		$(14,449)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2010
				Other Activity/
	Business Segments			Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
		(Dollars in millions)

Net interest (loss) income	$(1,108)	$—	$4,065	$1,246		$573	(3)	$4,776
(Provision) benefit for loan losses	(4,702)	6	—	—		—		(4,696)

Net interest (loss) income after provision for loan losses	(5,810)	6	4,065	1,246		573		80
Guaranty fee income (expense)	1,804	205	(402)	(1,095	)(4)	(461	)(4)	51 (4)
Investment gains (losses), net	3	4	1,270	(165)		(1,030	)(5)	82
Net other-than-temporary impairments	—	—	(323)	(3)		—		(326)
Fair value gains (losses), net	—	—	436	(89)		178	(6)	525
Debt extinguishment losses, net	—	—	(185)	(29)		—		(214)
Gains from partnership investments	—	39	—	—		8		47 (7)
Fee and other income (expense)	93	35	130	(4)		(1)		253
Administrative expenses	(471)	(94)	(165)	—		—		(730)
(Provision) benefit for guaranty losses	(79)	1	—	—		—		(78)
Foreclosed property expense	(778)	(9)	—	—		—		(787)
Other expense	(217)	(7)	(3)	—		(16)		(243)

(Loss) income before federal income taxes	(5,455)	180	4,823	(139)		(749)		(1,340)
Benefit for federal income taxes	1	1	7	—		—		9

Net (loss) income	(5,454)	181	4,830	(139)		(749)		(1,331)
Less: Net income attributable to noncontrolling interests	—	—	—	—		(8	)(8)	(8)

Net (loss) income attributable to Fannie Mae	$(5,454)	$181	$4,830	$(139)		$(757)		$(1,339)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2010
				Other Activity/
	Business Segments			Reconciling Items
	Single-		Capital	Consolidated		Eliminations/		Total
	Family	Multifamily	Markets	Trusts(1)		Adjustments(2)		Results
	(Dollars in millions)

Net interest (loss) income	$(4,438)	$9	$10,671	$3,767		$1,763	(3)	$11,772
(Provision) benefit for loan losses	(20,966)	36	—	—		—		(20,930)

Net interest (loss) income after provision for loan losses	(25,404)	45	10,671	3,767		1,763		(9,158)
Guaranty fee income (expense)	5,367	594	(1,041)	(3,422	)(4)	(1,341	)(4)	157	(4)
Investment gains (losses), net	7	3	2,841	(348)		(2,232	)(5)	271
Net other-than-temporary impairments	—	—	(696)	(3)		—		(699)
Fair value losses, net	—	—	(119)	(113)		(645	)(6)	(877)
Debt extinguishment losses, net	—	—	(368)	(129)		—		(497)
Losses from partnership investments	—	(41)	—	—		4		(37	)(7)
Fee and other income (expense)	225	98	370	(18)		(1)		674
Administrative expenses	(1,297)	(286)	(422)	—		—		(2,005)
(Provision) benefit for guaranty losses	(163)	52	—	—		—		(111)
Foreclosed property expense	(1,227)	(28)	—	—		—		(1,255)
Other (expenses) income	(648)	(24)	115	—		(56)		(613)

(Loss) income before federal income taxes	(23,140)	413	11,351	(266)		(2,508)		(14,150)
Benefit (provision) for federal income taxes	53	(14)	28	—		—		67

Net (loss) income	(23,087)	399	11,379	(266)		(2,508)		(14,083)
Less: Net income attributable to noncontrolling interests	—	—	—	—		(4	)(8)	(4)

Net (loss) income attributable to Fannie Mae	$(23,087)	$399	$11,379	$(266)		$(2,512)		$(14,087)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)	Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our condensed consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)	Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive loss.

(5)	Primarily represents the removal of realized gains and losses on sales of Fannie Mae MBS classified as available-for-sale securities that are issued by consolidated trusts and retained in the Capital Markets portfolio. The adjustment also includes the removal of securitization gains (losses) recognized in the Capital Markets segment relating to portfolio securitization transactions that do not qualify for sale accounting under GAAP.

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Gains (losses) from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive loss.

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

The following table displays our regulatory capital classification measures as of September 30, 2011 and December 31, 2010.

	As of
	September 30,	December 31,
	2011(1)	2010(1)
	(Dollars in millions)

Core capital(2)	$(110,943)	$(89,516)
Statutory minimum capital requirement(3)	32,697	33,676

Deficit of core capital over statutory minimum capital requirement	$(143,640)	$(123,192)

(1)	Amounts as of September 30, 2011 and December 31, 2010 represent estimates that we have submitted to FHFA.

(2)	The sum of (a) the stated value of our outstanding common stock (common stock less treasury stock); (b) the stated value of our outstanding non-cumulative perpetual preferred stock; (c) our paid-in capital; and (d) our retained earnings (accumulated deficit). Core capital does not include: (a) accumulated other comprehensive income (loss) or (b) senior preferred stock.

(3)	Generally, the sum of (a) 2.50% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (b) 0.45% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (c) up to 0.45% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances (See 12 CFR 1750.4 for existing adjustments made by the Director).

12.	Concentration of Credit Risk

Mortgage Seller/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 75% of our single-family guaranty book of business as of September 30, 2011, compared with 77% as of December 31, 2010. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 68% of our multifamily guaranty book of business as of September 30, 2011, compared with 70% as of December 31, 2010.

If one of our principal mortgage seller/servicers fails to meet its obligations to us, it could increase our credit-related expenses and credit losses, result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth.

Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $92.2 billion on the single-family mortgage loans in our guaranty book of business as of September 30, 2011, which represented approximately 3% of our single-family guaranty book of business. Our primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business represented $87.7 billion and $4.5 billion, respectively, as of September 30, 2011, compared with $91.2 billion

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

and $4.7 billion, respectively, as of December 31, 2010. Eight mortgage insurance companies provided over 99% of our mortgage insurance as of both September 30, 2011 and December 31, 2010.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and financial condition of many mortgage insurers. During the three month period ending September 30, 2011, we notified PMI Mortgage Insurance Co. (“PMI”) and Republic Mortgage Insurance Company (“RMIC”), two of our mortgage insurer counterparties, that they were suspended nationwide as approved mortgage insurers.

As reported by PMI, on October 20, 2011, PMI received from its regulator an order under which the regulator now has full possession, management and control. The regulator is also seeking to place PMI into receivership. Pursuant to the order, effective October 24, 2011, the regulator instituted a partial claim payment plan whereby all valid claims under PMI mortgage guaranty insurance policies will be paid 50% in cash and 50% deferred as a policyholder claim. It is uncertain when, and if, PMI’s regulator will allow PMI to begin paying its deferred policyholder claims and/or increase the amount of cash PMI pays on claims. On October 12, 2011, RMIC voluntarily entered into an agreement with its regulator to discontinue writing or assuming any new mortgage guaranty insurance business in all states.

As of November 7, 2011, four of our mortgage insurers (Triad, RMIC, PMI and Genworth Mortgage Insurance Corporation) have publicly disclosed that they are either in run-off or, absent a waiver, estimate they would not meet state regulatory capital requirements for their main writing entity as of September 30, 2011. An additional two of our mortgage insurers (Mortgage Guaranty Insurance Corporation and Radian Guaranty, Inc.) have disclosed that, in the absence of additional capital contributions to their writing entity, their capital might fall below state regulatory capital requirements in the future. These six mortgage insurers provided a combined $75.7 billion, or 82%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2011.

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

As of September 30, 2011, our allowance for loan losses of $71.4 billion, allowance for accrued interest receivable of $2.2 billion and reserve for guaranty losses of $916 million incorporated an estimated recovery amount of approximately $12.7 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $15.1 billion as of September 30, 2011 and an adjustment of approximately $2.4 billion which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims. As of December 31, 2010, our allowance for loan losses of $61.6 billion, allowance for accrued interest receivable of $3.4 billion and reserve for guaranty losses of $323 million incorporated an estimated recovery amount of approximately $16.4 billion from mortgage insurance related both to loans that are individually measured for impairment and those that are collectively reserved. This amount is comprised of the contractual recovery of approximately $17.5 billion as of December 31, 2010 and an adjustment of approximately $1.2 billion, which reduces the contractual recovery for our assessment of our mortgage insurer counterparties’ inability to fully pay those claims.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

We had outstanding receivables of $3.7 billion recorded in “Other assets” in our condensed consolidated balance sheets as of September 30, 2011 and $4.4 billion as of December 31, 2010 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $494 million as of September 30, 2011 and $648 million as of December 31, 2010 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $589 million as of September 30, 2011 and $317 million as of December 31, 2010. These mortgage insurance receivables are short-term in nature, having an average duration of approximately six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of September 30, 2011 and December 31, 2010.

We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.4 billion and $4.6 billion for the three and nine months ended September 30, 2011, respectively, and $6.4 billion for the year ended December 31, 2010. We negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $796 million for the year ended December 31, 2010 are included in our total insurance proceeds amount; there were no such cash fees received in the nine months ended September 30, 2011. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce future exposure to our mortgage insurers and were recorded as a reduction to our “Foreclosed property expense” in our condensed consolidated statements of operations and comprehensive loss.

Financial Guarantors.  We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The following table displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of September 30, 2011, and December 31, 2010.

	As of
	September 30, 2011	December 31, 2010
	(Dollars in millions)

Alt-A private-label securities	$1,356	$1,544
Subprime private-label securities	1,425	1,487
Mortgage revenue bonds	5,003	5,264
Other mortgage-related securities	324	347
Non mortgage-related securities	58	172

Total	$8,166	$8,814

With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Ambac provided coverage on $3.4 billion, or 41%, of our total guarantees, as of September 30, 2011. We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $32.6 billion as of September 30, 2011 and $25.7 billion as of December 31, 2010. If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth.

We model our securities without assuming the benefit of financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of September 30, 2011, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from any counterparty.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Lenders with Risk Sharing.  We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $13.3 billion as of September 30, 2011 and $15.6 billion as of December 31, 2010. As of September 30, 2011, 58% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on both DUS and non-DUS multifamily loans was $31.6 billion as of September 30, 2011 and $30.3 billion as of December 31, 2010. As of September 30, 2011 and December 31, 2010, 40% and 41%, respectively, of our maximum potential loss recovery on multifamily loans was from three DUS lenders.

Custodial Depository Institutions.  A total of $52.1 billion in deposits for single-family payments were received and held by 286 institutions in the month of September 2011 and a total of $75.4 billion in deposits for single-family payments were received and held by 289 institutions in the month of December 2010. Of these total deposits, 93% as of September 30, 2011 and 92% as of December 31, 2010 were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our ten largest custodial depository institutions held 93% of these deposits as of both September 30, 2011 and December 31, 2010. In the month of September 2011, approximately $3.6 billion or 7% of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $6.2 billion or 8% in the month of December 2010. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of September 30, 2011 and December 31, 2010. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $36.2 billion, or 1% of “Total assets,” and $39.0 billion, or 1% of “Total assets,” in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.

	Fair Value Measurements as of September 30, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Assets:
Cash equivalents(2)	$1,150	$5,000	$—	$—	$6,150
Trading securities:
Mortgage-related securities:
Fannie Mae	—	5,668	1,861	—	7,529
Freddie Mac	—	2,866	—	—	2,866
Ginnie Mae	—	261	36	—	297
Alt-A private-label securities	—	1,242	212	—	1,454
Subprime private-label securities	—	—	1,318	—	1,318
CMBS	—	10,600	—	—	10,600
Mortgage revenue bonds	—	—	718	—	718
Other	—	147	—	—	147
Non-mortgage-related securities:
U.S. Treasury securities	40,755	—	—	—	40,755
Asset-backed securities	—	2,465	—	—	2,465

Total trading securities	40,755	23,249	4,145	—	68,149
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	18,441	797	—	19,238
Freddie Mac	—	13,737	12	—	13,749
Ginnie Mae	—	939	—	—	939
Alt-A private-label securities	—	5,662	6,625	—	12,287
Subprime private-label securities	—	—	7,887	—	7,887
CMBS	—	14,390	—	—	14,390
Mortgage revenue bonds	—	8	10,599	—	10,607
Other	—	14	3,599	—	3,613

Total available-for-sale securities	—	53,191	29,519	—	82,710
Mortgage loans of consolidated trusts	—	1,077	2,284	—	3,361
Other assets:
Risk management derivatives:
Swaps	—	8,657	156	—	8,813
Swaptions	—	6,898	—	—	6,898
Interest rate caps	—	2	—	—	2
Other	2	—	50	—	52
Netting adjustment	—	—	—	(15,539)	(15,539)
Mortgage commitment derivatives	—	476	21	—	497

Total other assets	2	16,033	227	(15,539)	723

Total assets at fair value	$41,907	$98,550	$36,175	$(15,539)	$161,093

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements as of September 30, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Estimated
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$439	$—	$—	$439
Senior floating	—	—	406	—	406

Total of Fannie Mae	—	439	406	—	845
Of consolidated trusts	—	3,112	728	—	3,840

Total long-term debt	—	3,551	1,134	—	4,685
Other liabilities:
Risk management derivatives:
Swaps	—	18,476	160	—	18,636
Swaptions	—	3,311	—	—	3,311
Other	4	—	—	—	4
Netting adjustment	—	—	—	(18,372)	(18,372)
Mortgage commitment derivatives	—	681	13	—	694

Total other liabilities	4	22,468	173	(18,372)	4,273

Total liabilities at fair value	$4	$26,019	$1,307	$(18,372)	$8,958

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
	(Dollars in millions)

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$472	$—	$—	$472
Senior floating	—	—	421	—	421

Total of Fannie Mae	—	472	421	—	893
Of consolidated trusts	—	1,644	627	—	2,271

Total long-term debt	—	2,116	1,048	—	3,164
Other liabilities:
Risk management derivatives:
Swaps	—	16,436	113	—	16,549
Swaptions	—	2,446	—	—	2,446
Other	1	—	—	—	1
Netting adjustment	—	—	—	(18,023)	(18,023)
Mortgage commitment derivatives	—	712	30	—	742

Total other liabilities	1	19,594	143	(18,023)	1,715

Total liabilities at fair value	$1	$21,710	$1,191	$(18,023)	$4,879

(1)	Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral.

(2)	Cash equivalents is comprised of U.S. Treasuries that are classified as Level 1 as well as money market funds and certificate of deposits that are classified as Level 2.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and 2010. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive loss for Level 3 assets and liabilities for the three and nine months ended September 30, 2011 and 2010. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2011
											Net Unrealized
											Gains (Losses)
											Included
											in Net Loss
											Related to
		Total Gains or (Losses) (Realized/Unrealized)									Assets and
			Included in								Liabilities Still
	Balance,	Included	Other					Transfers	Transfers	Balance,	Held as of
	July 1,	in Net	Comprehensive					out of	into	September 30,	September 30,
	2011	Loss	(Loss) Income	Purchases(1)	Sales(1)	Issuances(2)	Settlements(2)	Level 3(3)	Level 3(3)	2011	2011(4)
	(Dollars in millions)

Trading securities:

Mortgage-related:

Fannie Mae	$1,679	$19	$—	$322	$(3)	$—	$(115)	$(41)	$—	$1,861	$41

Ginnie Mae	—	—	—	—	—	—	—	—	36	36	—

Alt-A private-label securities	126	7	—	—	—	—	(13)	(73)	165	212	10

Subprime private-label securities	1,459	(96)	—	—	—	—	(45)	—	—	1,318	(95)

Mortgage revenue bonds	616	105	—	—	—	—	(3)	—	—	718	106

Other	154	(4)	—	—	—	—	(3)	(147)	—	—	—

Total trading securities	$4,034	$31	$—	$322	$(3)	$—	$(179)	$(261)	$201	$4,145	$62

Available-for-sale securities:

Mortgage-related:

Fannie Mae	$635	$(1)	$16	$853	$(344)	$—	$(9)	$(374)	$21	$797	$—

Freddie Mac	12	—	—	—	—	—	(1)	—	1	12	—

Alt-A private-label securities	6,652	(20)	(15)	—	—	—	(250)	(431)	689	6,625	—

Subprime private-label securities	8,909	148	(484)	—	(363)	—	(323)	—	—	7,887	—

Mortgage revenue bonds	10,464	(5)	429	—	(1)	—	(288)	—	—	10,599	—

Other	3,707	(10)	9	—	—	—	(107)	—	—	3,599	—

Total available-for-sale securities	$30,379	$112	$(45)	$853	$(708)	$—	$(978)	$(805)	$711	$29,519	$—

Mortgage loans of consolidated trusts	$2,365	$8	$—	$45	$—	$—	$(101)	$(56)	$23	$2,284	$6

Net derivatives	79	118	—	—	—	(1)	(72)	(70)	—	54	33

Long-term debt:

Of Fannie Mae:

Senior floating	$(402)	$(74)	$—	$—	$—	$—	$70	$—	$—	$(406)	$(74)

Of consolidated trusts	(646)	1	—	—	4	(4)	18	35	(136)	(728)	6

Total long-term debt	$(1,048)	$(73)	$—	$—	$4	$(4)	$88	$35	$(136)	$(1,134)	$(68)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2011
											Net Unrealized
											Gains (Losses)
											Included in Net
		Total Gains or (Losses)									Loss Related to
		(Realized/Unrealized)									Assets and
			Included in								Liabilities Still
	Balance,	Included	Other					Transfers	Transfers	Balance,	Held as of
	December 31,	in Net	Comprehensive					out of	into	September 30,	September 30,
	2010	Loss	(Loss) Income	Purchases(1)	Sales(1)	Issuances(2)	Settlements(2)	Level 3(3)	Level 3(3)	2011	2011(4)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$2,202	$7	$—	$446	$(18)	$—	$(344)	$(432)	$—	$1,861	$32
Ginnie Mae	—	—	—	—	—	—	—	—	36	36	—
Alt-A private-label securities	20	8	—	—	—	—	(14)	(73)	271	212	12
Subprime private-label securities	1,581	(126)	—	—	—	—	(137)	—	—	1,318	(126)
Mortgage revenue bonds	609	126	—	—	—	—	(17)	—	—	718	129
Other	152	1	—	—	—	—	(6)	(147)	—	—	—
Non-mortgage-related:
Asset-backed securities	12	—	—	—	—	—	(5)	(9)	2	—	—

Total trading securities	$4,576	$16	$—	$446	$(18)	$—	$(523)	$(661)	$309	$4,145	$47

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$114	$(1)	$28	$1,742	$(383)	$—	$(11)	$(843)	$151	$797	$—
Freddie Mac	3	—	—	—	—	—	(1)	—	10	12	—
Alt-A private-label securities	7,049	(19)	63	—	—	—	(725)	(1,495)	1,752	6,625	—
Subprime private-label securities	9,932	408	(1,089)	—	(363)	—	(1,001)	—	—	7,887	—
Mortgage revenue bonds	11,030	(8)	723	—	(107)	—	(1,039)	—	—	10,599	—
Other	3,806	(7)	120	—	—	—	(320)	—	—	3,599	—

Total available-for-sale securities	$31,934	$373	$(155)	$1,742	$(853)	$—	$(3,097)	$(2,338)	$1,913	$29,519	$—

Mortgage loans of consolidated trusts	$2,207	$38	$—	$102	$—	$—	$(251)	$(93)	$281	$2,284	$28
Net derivatives	104	123	—	—	—	(2)	(101)	(70)	—	54	49
Long-term debt:
Of Fannie Mae:
Senior floating	$(421)	$(88)	$—	$—	$—	$—	$103	$—	$—	$(406)	$(89)
Of consolidated trusts	(627)	(28)	—	—	4	(44)	66	112	(211)	(728)	(11)

Total long-term debt	$(1,048)	$(116)	$—	$—	$4	$(44)	$169	$112	$(211)	$(1,134)	$(100)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended September 30, 2010
								Net Unrealized
								Gains (Losses)
								Included
								in Net Loss
		Total Gains or (Losses)						Related to
		(Realized/Unrealized)						Assets and
			Included	Purchases,				Liabilities Still
	Balance,	Included	in Other	Sales,	Transfers	Transfers	Balance,	Held as of
	July 1,	in Net	Comprehensive	Issuances, and	out of	into	September 30,	September 30,
	2010	Loss	(Loss) Income	Settlements, Net	Level 3(3)	Level 3(3)	2010	2010(4)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$58	$(7)	$—	$80	$(12)	$1,925	$2,044	$(1)
Freddie Mac	4	—	—	—	—	—	4	—
Ginnie Mae	—	—	—	1	—	—	1	—
Alt-A private-label securities	119	174	—	(11)	(24)	216	474	176
Subprime private-label securities	1,645	(1)	—	(53)	—	—	1,591	(1)
Mortgage revenue bonds	650	28	—	—	—	—	678	30
Other	160	(2)	—	(3)	—	—	155	(2)
Non-mortgage-related:
Asset-backed securities	24	1	—	(10)	—	—	15	—

Total trading securities	$2,660	$193	$—	$4	$(36)	$2,141	$4,962	$202

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$53	$—	$—	$65	$(51)	$11	$78	$—
Freddie Mac	21	—	—	(14)	—	—	7	—
Ginnie Mae	125	—	(1)	—	—	—	124	—
Alt-A private-label securities	7,777	(59)	264	(259)	(490)	1,878	9,111	—
Subprime private-label securities	10,255	(96)	183	(402)	—	—	9,940	—
Mortgage revenue bonds	12,428	3	172	(369)	(2)	—	12,232	—
Other	3,890	2	103	(119)	—	—	3,876	—

Total available-for-sale securities	$34,549	$(150)	$721	$(1,098)	$(543)	$1,889	$35,368	$—

Mortgage loans of consolidated trusts	$—	$(9)	$—	$62	$—	$—	$53	$(9)
Net derivatives	226	65	—	(69)	—	—	222	21
Guaranty assets and buy-ups	15	(1)	—	3	—	—	17	(2)
Long-term debt:
Of Fannie Mae:
Senior floating	$(585)	$(37)	$—	$155	$—	$—	$(467)	$(38)
Of consolidated trusts	(105)	8	—	2	48	(22)	(69)	4

Total long-term debt	$(690)	$(29)	$—	$157	$48	$(22)	$(536)	$(34)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Nine Months Ended September 30, 2010
									Net Unrealized
									Gains (Losses)
									Included in Net
			Total Gains or (Losses)		Purchases,				Loss Related to
			(Realized/Unrealized)		Sales,				Assets and
		Impact of		Included	Issuances,				Liabilities Still
	Balance,	New	Included	in Other	and	Transfers	Transfers	Balance,	Held as of
	December 31,	Accounting	in Net	Comprehensive	Settlements,	out of	into	September 30,	September 30,
	2009	Standards	Loss	(Loss) Income	Net	Level 3(3)	Level 3(3)	2010	2010(4)
	(Dollars in millions)

Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$(3)	$—	$(162)	$(5,375)	$1,930	$2,044	$(3)
Freddie Mac	—	—	—	—	—	—	4	4	—
Ginnie Mae	—	—	—	—	1	—	—	1	—
Alt-A private-label securities	564	62	206	—	(59)	(613)	314	474	186
Subprime private-label securities	1,780	—	(1)	—	(188)	—	—	1,591	(1)
Mortgage revenue bonds	600	—	127	—	(49)	—	—	678	126
Other	154	—	6	—	(5)	—	—	155	6
Non-mortgage-related:
Asset-backed securities	107	—	1	—	(59)	(47)	13	15	2

Total trading securities	$8,861	$60	$336	$—	$(521)	$(6,035)	$2,261	$4,962	$316

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$596	$(203)	$(1)	$4	$147	$(514)	$49	$78	$—
Freddie Mac	27	—	—	(1)	(25)	—	6	7	—
Ginnie Mae	123	—	—	2	(1)	—	—	124	—
Alt-A private-label securities	8,312	471	(40)	998	(934)	(2,746)	3,050	9,111	—
Subprime private-label securities	10,746	(118)	(106)	768	(1,350)	—	—	9,940	—
Mortgage revenue bonds	12,820	21	2	675	(1,284)	(2)	—	12,232	—
Other	3,530	366	(4)	357	(373)	—	—	3,876	—

Total available-for-sale securities	$36,154	$537	$(149)	$2,803	$(3,820)	$(3,262)	$3,105	$35,368	$—

Mortgage loans of consolidated trusts	$—	$—	$(9)	$—	$62	$—	$—	$53	$(9)
Net derivatives	123	—	232	—	(128)	—	(5)	222	85
Guaranty assets and buy-ups	2,577	(2,568)	2	1	5	—	—	17	2
Long-term debt:
Of Fannie Mae:
Senior floating	$(601)	$—	$(26)	$—	$160	$—	$—	$(467)	$(21)
Of consolidated trusts	—	(77)	15	—	(36)	59	(30)	(69)	11

Total long-term debt	$(601)	$(77)	$(11)	$—	$124	$59	$(30)	$(536)	$(10)

(1)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts.

(2)	Issuances and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(3)	Transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. Transfers into Level 3 consisted primarily of Fannie Mae guaranteed

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(4)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2010, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended September 30, 2011
			Net
		Fair Value	Other-than-
	Interest	(Losses)	Temporary
	Income	Gains, net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$158	$98	$(62)	$2	$196
Net unrealized (losses) gains related to Level 3 assets and liabilities still held as of September 30, 2011	$(1)	$34	$—	$—	$33

	For the Nine Months Ended September 30, 2011
			Net
		Fair Value	Other-than-
	Interest	(Losses)	Temporary
	Income	Gains, net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$428	$82	$(85)	$9	$434
Net unrealized (losses) gains related to Level 3 assets and liabilities still held as of September 30, 2011	$(2)	$26	$—	$—	$24

	For the Three Months Ended September 30, 2010
			Net
		Fair Value	Other-than-
	Interest	(Losses)	Temporary-
	Income	Gains, net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$70	$222	$(235)	$12	$69
Net unrealized gains (losses) related to Level 3 assets and liabilities still held as of September 30, 2010	$—	$180	$—	$(2)	$178

	For the Nine Months Ended September 30, 2010
			Net
		Fair Value	Other-than-
	Interest	(Losses)	Temporary-
	Income	Gains, net	Impairments	Other	Total
	(Dollars in millions)

Total realized and unrealized gains (losses) included in net loss	$282	$547	$(454)	$26	$401
Net unrealized gains related to Level 3 assets and liabilities still held as of September 30, 2010	$—	$382	$—	$2	$384

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value

The following tables display assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the three and nine months ended September 30, 2011 and 2010 as a result of fair value measurements.

						For the	For the
						Three Months	Nine Months
	Fair Value Measurements					Ended	Ended
	For the Nine Months Ended September 30, 2011					September 30, 2011	September 30, 2011
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total	Total
	(Level 1)	(Level 2)	(Level 3)	Value		Losses	Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$2	$204	$206	(1)	$(3)	$(16)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	40,280	40,280	(2)	(1,045)	(2,125)
Of consolidated trusts	—	—	885	885	(2)	(33)	(131)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,708	1,708	(2)	(183)	(291)
Acquired property, net:
Single-family	—	—	17,642	17,642	(3)	(635)	(2,147)
Multifamily	—	—	315	315	(3)	(32)	(81)
Other assets	—	—	1,138	1,138	(4)	(29)	(94)

Total assets at fair value	$—	$2	$62,172	$62,174		$(1,960)	$(4,885)

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

						For the	For the
						Three Months	Nine Months
	Fair Value Measurements					Ended	Ended
	For the Nine Months Ended September 30, 2010					September 30, 2010	September 30, 2010
	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Estimated
	Assets	Inputs	Inputs	Fair		Total (Losses)	Total
	(Level 1)	(Level 2)	(Level 3)	Value		Gains	Losses
	(Dollars in millions)

Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,884	$550	$7,434	(1)(5)	$(1)	$(91	)(5)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	27,329	27,329	(2)	(408)	(1,216)
Of consolidated trusts	—	—	1,039	1,039	(2)	(79)	(182)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,132	1,132	(2)	95	(142)
Acquired property, net:
Single-family	—	—	15,546	15,546	(3)	(768)	(1,772)
Multifamily	—	—	196	196	(3)	(5)	(37)
Other Assets:
Guaranty assets	—	—	28	28		(2)	(6)
Partnership investments	—	—	109	109		(15)	(104)
Other assets	—	—	51	51	(4)	(8)	(8)

Total assets at fair value	$—	$6,884	$45,980	$52,864		$(1,191)	$(3,558)

(1)	Includes $72 million and $7.1 billion of mortgage loans held for sale that were sold, deconsolidated, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of September 30, 2011 and 2010, respectively.

(2)	Includes $5.7 billion and $1.6 billion of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of September 30, 2011 and 2010, respectively.

(3)	Includes $11.8 billion and $7.2 billion of acquired properties that were sold or transferred as of September 30, 2011 and 2010, respectively.

(4)	Includes $285 million and $4 million of other assets that were sold or transferred as of September 30, 2011 and 2010, respectively.

(5)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the new accounting standards.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of September 30, 2011 and December 31, 2010. The fair value of financial instruments we disclose, includes commitments to purchase multifamily and single-family mortgage loans, which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of
	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(Dollars in millions)

Financial assets:
Cash and cash equivalents(1)	$80,268	$80,268	$80,975	$80,975
Federal funds sold and securities purchased under agreements to resell or similar arrangements	35,950	35,950	11,751	11,751
Trading securities	68,149	68,149	56,856	56,856
Available-for-sale securities	82,710	82,710	94,392	94,392
Mortgage loans held for sale	309	309	915	915
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	329,848	303,953	358,698	319,367
Of consolidated trusts	2,567,663	2,663,443	2,564,107	2,610,145

Mortgage loans held for investment	2,897,511	2,967,396	2,922,805	2,929,512
Advances to lenders	5,145	5,029	7,215	6,990
Derivative assets at fair value	723	723	1,137	1,137
Guaranty assets and buy-ups	480	858	458	814

Total financial assets	$3,171,245	$3,241,392	$3,176,504	$3,183,342

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$52	$51
Short-term debt:
Of Fannie Mae	193,718	193,759	151,884	151,974
Of consolidated trusts	5,004	5,004	5,359	5,359
Long-term debt:
Of Fannie Mae	551,085	580,238	628,160	649,684
Of consolidated trusts	2,441,969	2,588,550	2,411,597	2,514,929
Derivative liabilities at fair value	4,273	4,273	1,715	1,715
Guaranty obligations	765	3,920	769	3,854

Total financial liabilities	$3,196,814	$3,375,744	$3,199,536	$3,327,566

(1)	Includes restricted cash of $56.0 billion and $63.7 billion as of September 30, 2011 and December 31, 2010, respectively.

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

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as September 30, 2011 and December 31, 2010.

As of
	September 30, 2011			December 31, 2010
			Long-Term			Long-Term
	Loans of	Long-Term	Debt of	Loans of	Long-Term	Debt of
	Consolidated	Debt of	Consolidated	Consolidated	Debt of	Consolidated
	Trusts(1)	Fannie Mae	Trusts(2)	Trusts(1)	Fannie Mae	Trusts(2)
(Dollars in millions)

Fair value	$3,361	$845	$3,840	$2,962	$893	$2,271
Unpaid principal balance	3,853	712	3,952	3,456	829	2,572

(1)	Includes nonaccrual loans with a fair value of $211 million and $219 million as of September 30, 2011 and December 31, 2010, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of September 30, 2011 is $227 million. Includes loans that are 90 days past due with a fair value

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

of $367 million and $369 million as of September 30, 2011 and December 31, 2010, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of September 30, 2011 is $256 million.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $123 million and $151 million as of September 30, 2011 and December 31, 2010, respectively.

Changes in Fair Value under the Fair Value Option Election

The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value (losses) gains, net” in our condensed consolidated statements of operations and comprehensive loss for the periods ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,
	2011			2010
		Long-Term	Total Gains	Long-Term
	Loans	Debt	(Losses)	Debt
	(Dollars in millions)

Changes in instrument-specific credit risk	$27	$8	$35	$(3)
Other changes in fair value	(30)	(79)	(109)	(44)

Fair value losses, net	$(3)	$(71)	$(74)	$(47)

	For the Nine Months Ended September 30,
	2011			2010
		Long-Term	Total Gains	Long-Term
	Loans	Debt	(Losses)	Debt
	(Dollars in millions)

Changes in instrument-specific credit risk	$(184)	$12	$(172)	$5
Other changes in fair value	111	(72)	39	(70)

Fair value losses, net	$(73)	$(60)	$(133)	$(65)

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

We are party to various types of legal actions and proceedings, including actions brought on behalf of various classes of claimants. We also are subject to regulatory examinations, inquiries and investigations and other information gathering requests. In some of the matters, indeterminate amounts are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. This variability in pleadings, together with our and our counsel’s actual experience in litigating or settling claims, leads us to

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

conclude that the monetary relief that may be sought by plaintiffs bears little relevance to its merits or disposition value.

On a quarterly and annual basis, we review relevant information about all pending legal actions and proceedings for the purpose of evaluating and revising our contingencies, reserves and disclosures.

Legal actions and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Accordingly, the outcome of any given matter and the amount or range of potential loss at particular points in time is frequently difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel view the evidence and applicable law. Further, FHFA adopted a regulation on June 20, 2011, which provides, in part, that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. The presence of this regulation and the Director of FHFA’s assertion that it will not pay claims asserted in certain cases discussed below while we are in conservatorship creates additional uncertainty in those cases.

We have established a reserve for those matters where a loss is probable and where we can reasonably estimate the amount of such loss. Reserves have been established for certain of the matters noted below. These reserves did not have a material adverse effect on our financial statements. We note, however, that in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued.

For the remaining legal actions or proceedings, including those where there is only a reasonable possibility that a loss may be incurred, we are not currently able to estimate the reasonably possible losses or ranges of losses and we have not established a reserve with respect to those actions or proceedings. We are often unable to estimate the possible loss or range of loss, particularly for proceedings that are in their early stages of development, where plaintiffs seek substantial or indeterminate damages, or where there may be novel or unsettled legal questions relevant to the proceedings or settlement negotiations have not occurred or progressed. Further, as noted above, FHFA’s regulation and the Director of FHFA’s assertion creates additional uncertainty with respect to certain cases.

Given the uncertainties involved in any action or proceeding, regardless of whether we have established a reserve, the ultimate resolution of certain of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period. Based on our current knowledge with respect to the matters described below, we believe we have valid defenses to the claims in these proceedings and intend to defend these matters vigorously regardless of whether or not we have recorded a loss reserve.

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

In re Fannie Mae Securities Litigation

Fannie Mae is a defendant in a consolidated class action lawsuit initially filed in 2004 and currently pending in the U.S. District Court for the District of Columbia. In the consolidated complaint filed on March 4, 2005, lead plaintiffs Ohio Public Employees Retirement System and the State Teachers Retirement System of Ohio

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

allege that we and certain former officers, as well as our former outside auditor, made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiffs contend that Fannie Mae’s accounting statements were inconsistent with GAAP requirements relating to hedge accounting and the amortization of premiums and discounts, and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. On January 7, 2008, the court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this case. On August 18, 2011, the parties filed various motions for summary judgment.

On October 7, 2011, FHFA, as conservator, filed a motion to stay this case for the duration of our conservatorship based on a regulation FHFA adopted on June 20, 2011, which provides in part that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. The Acting Director of FHFA has determined it will not pay the claims asserted in this case while we are in conservatorship. FHFA maintains, therefore, that continuing litigation of this matter would be a waste of resources. Alternatively, FHFA has stated it will seek a stay of this case, while a separate lawsuit challenging the regulation is decided.

In September and December, 2010, plaintiffs served expert reports claiming damages to plaintiffs under various scenarios ranging cumulatively from $2.2 billion to $8.6 billion. Given the substantial and novel legal questions that remain, including those raised by FHFA’s regulation and the Director of FHFA’s determination, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

2008 Class Action Lawsuits

Fannie Mae is a defendant in two consolidated class actions filed in 2008 and currently pending in the U.S. District Court for the Southern District of New York—In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. On February 11, 2009, the Judicial Panel on Multidistrict Litigation ordered that the cases be coordinated for pretrial proceedings. Given the early status of these matters, the absence of a specified demand or claim by the plaintiffs and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from these lawsuits.

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

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

complaint on December 31, 2010. Defendants’ motions for reconsideration were denied on April 11, 2011. On July 28, 2011 lead plaintiffs filed motions to certify a class of persons who, between November 8, 2006 and September 5, 2008, inclusive, purchased or acquired (a) Fannie Mae common stock and options or (b) Fannie Mae preferred stock.

On October 12, 2011, FHFA, as conservator, filed a letter with the court requesting a pre-motion conference to discuss FHFA’s intention to file a motion to stay this case for the duration of our conservatorship based on a regulation FHFA adopted on June 20, 2011, which provides in part that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. The Acting Director of FHFA has determined it will not pay the claims asserted in this case while we are in conservatorship. FHFA maintains, therefore, that continuing litigation of this matter is a waste of resources. Alternatively, FHFA will seek a stay of this case while a separate lawsuit challenging the regulation is decided.

In re 2008 Fannie Mae ERISA Litigation

In a consolidated complaint filed on September 11, 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs and injunctive and other equitable relief. On November 2, 2009, defendants filed motions to dismiss these claims, which are now fully briefed and remain pending. On November 2, 2011, we filed a letter notifying the court of two recent decisions by the U.S. Court of Appeals for the Second Circuit that are relevant to the defendants’ motions to dismiss.

Comprehensive Investment Services v. Mudd, et al.

This individual securities action was originally filed on May 13, 2009, by plaintiff Comprehensive Investment Services, Inc. against certain of our former officers and directors, and certain of our underwriters in the Southern District of Texas. On July 7, 2009, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on May 11, 2011 against us, certain of our former officers, and certain of our underwriters. The amended complaint alleges violations of §10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of §20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. Plaintiff seeks relief in the form of rescission, actual damages, punitive damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On July 11, 2011, defendants filed motions to dismiss the amended complaint, which are now fully briefed and remain pending. Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

FANNIE MAE
(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Smith v. Fannie Mae, et al.

This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters in the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges violations of §10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of §20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. On July 11, 2011, defendants filed motions to dismiss the amended complaint, which are now fully briefed and remain pending. Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Alenick v. Merrill Lynch, et al.

On May 12, 2011, Zeke Alenick filed an individual securities action against one of our former officers, certain of our underwriters, and an employee of one of our underwriters in New York State Court. Plaintiff alleges common law fraud, recklessness, negligence, and violations of §349 of the New York General Business Law in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. The complaint seeks various forms of relief, including damages, punitive damages, and rescission. On June 13, 2011, the case was removed to the United States District Court for the Southern District of New York and accepted as related to In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. On July 18 and 25, 2011, Alenick filed motions to dismiss voluntarily all defendants. The court granted those motions on July 25 and 28, 2011, and closed the case.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of September 30, 2011, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2011 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of September 30, 2011 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of September 30, 2011 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate this material weakness while we are under conservatorship.

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

Management has determined that we continued to have the following material weakness as of September 30, 2011 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2011 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

Mitigating Actions Relating to Material Weakness

As described above under “Description of Material Weakness,” we continue to have a material weakness in our internal control over financial reporting relating to our disclosure controls and procedures. However, we and FHFA have engaged in the following practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended September 30, 2011 (“Third Quarter 2011 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Third Quarter 2011 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the Third Quarter 2011 Form 10-Q, and it was not aware of any material misstatements or omissions in the Third Quarter 2011 Form 10-Q and had no objection to our filing the Third Quarter 2011 Form 10-Q.

•	The Acting Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting on at least a bi-weekly basis.

•	FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, liquidity, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

Changes in Internal Control over Financial Reporting

Overview

Management is required to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since June 30, 2011 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Management

During the third quarter of 2011, Susan R. McFarland became our new Chief Financial Officer, succeeding David C. Hisey as our principal financial officer. Mr. Hisey continued to serve as our principal accounting officer until the fourth quarter of 2011, when Gregory A. Fink, Senior Vice President and Controller of Fannie Mae, was appointed as our principal accounting officer. Mr. Hisey continues to serve as our Executive Vice President and Deputy Chief Financial Officer.

In addition, John Nichols, who had previously been our interim Chief Risk Officer, was appointed our Chief Risk Officer in the third quarter of 2011.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information in this item supplements information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2010 Form 10-K and First Quarter 2011 Form 10-Q and Second Quarter Form 10-Q. We also provide information regarding material legal proceedings in “Note 14, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can reasonably be estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described or incorporated by reference in this item or in our 2010 Form 10-K, First Quarter 2011 Form 10-Q or Second Quarter 2011 Form 10-Q. We have recorded a reserve for legal claims related to those matters for which we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

FHFA Private-Label Mortgage-Related Securities Litigation

In the third quarter of 2011, FHFA, as conservator for us and for Freddie Mac, filed 16 lawsuits on behalf of us and Freddie Mac against various financial institutions, their officers and unaffiliated underwriters who were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. FHFA filed 13 of these lawsuits in the U.S. District Court for the Southern District of New York—against Bank of America Corp.; Barclays Bank PLC; Citigroup, Inc.; Credit Suisse Holdings (USA), Inc.; Deutsche Bank AG; First Horizon National Corporation; Goldman, Sachs & Co.; HSBC North America Holdings Inc.; JPMorgan Chase & Co.; Merrill Lynch & Co.; Nomura Holding America Inc.; SG Americas, Inc.; and UBS Americas Inc. and against certain related entities and individuals. Two lawsuits—against Countrywide Financial Corporation and Morgan Stanley—were filed in the Supreme Court of the State of New York for the County of New York, and one—against The Royal Bank of Scotland Group PLC—was filed in the U.S. District Court for the District of Connecticut. The lawsuit against UBS was filed on July 27, 2011, and all the others were filed on September 2, 2011. The lawsuits allege that the defendants violated federal securities laws and state common law by making material misstatements and omissions in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac regarding the characteristics of the loans underlying the securities. Some of the complaints also allege state securities law violations and common law fraud. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits, monetary damages and, in certain cases, punitive damages for common law fraud.

Investigation by Office of the Inspector General of FHFA and U.S. Attorney for the Eastern District of Virginia

On October 27, 2011, we received notice of an ongoing investigation by the Office of the Inspector General of FHFA (“FHFA OIG”) and the U.S. Attorney for the Eastern District of Virginia with regard to a multifamily agreement with The Related Companies, L.P. The financial impact of the agreement was not material to our financial statements. In connection with the investigation, we received a subpoena for documents from the FHA OIG. We are cooperating with this investigation.

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

The Subcommittee on Capital Markets and Government Sponsored Enterprises of the Financial Services Committee has approved numerous bills that could constrain the current operations of the GSEs or alter the existing authority that FHFA or Treasury have over the enterprises. In addition, several bills have been introduced in the Senate and House of Representatives that would place the GSEs into receivership after a period of time and either grant federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or leave secondary mortgage market activities to entities in the private sector. We expect that Congress will continue to hold hearings and consider legislation in the remainder of 2011 and in 2012 on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure, our operations, or that involve Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “MD&A—Legislative and Regulatory Developments—GSE Reform” for more information about the Treasury report and Congressional proposals regarding reform of the GSEs.

Our regulator is authorized or required to place us into receivership under specified conditions, which would result in the liquidation of our assets. Amounts recovered from the liquidation will likely be insufficient to repay the liquidation preference of any series of our preferred stock or to provide any proceeds to common shareholders.

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

In the event of a liquidation of our assets, only after payment of the administrative expenses of the receiver and the immediately preceding conservator, the secured and unsecured claims against the company (including repaying all outstanding debt obligations), and the liquidation preference of the senior preferred stock, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. It is unlikely that there would be sufficient proceeds to repay the liquidation preference of any series of our preferred stock or to make any distribution to the holders of our common stock.

Efforts that we undertake, including those we are required or asked to undertake by FHFA, other government agencies or Congress, in pursuit of providing liquidity, stability and affordability to the mortgage market and providing assistance to struggling homeowners, or in pursuit of other goals, may adversely affect our business, results of operations, financial condition, liquidity and net worth.

Prior to the conservatorship, our business was managed with a strategy to maximize shareholder returns, while fulfilling our mission. Our conservator has directed us to focus primarily on minimizing our credit losses from delinquent mortgages and providing assistance to struggling homeowners to help them remain in their homes. As a result, we may continue to take a variety of actions designed to address this focus that could adversely affect our economic returns, possibly significantly, such as: reducing our guaranty fees and modifying loans to extend the maturity, lower the interest rate or defer or forgive principal owed by the borrower. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth. For example, while we do not at this time know the ultimate impact on us of the changes to HARP described in “MD&A—Legislative and Regulatory Developments,” we expect we may incur additional credit-related expenses as a result of acquiring refinancings made under HARP’s revised terms. The amount of any additional credit-related expenses we incur depends on a number of factors, including the terms, credit profile and volume of our acquisitions under the revised program. At this time, we do not know how many of these refinancings we will acquire. We have also incurred substantial costs in connection with HAMP, as we discuss in “MD&A—Consolidated Results of Operations—Financial Impact of the Making Home Affordable Program on Fannie Mae” in our 2010 Form 10-K. Other agencies of the U.S. government or Congress also may ask us to undertake significant efforts to support the housing and mortgage markets, as well as struggling homeowners.

Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations and generate net interest income.

Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. Our level of net interest income depends on how much lower our cost of funds is compared to what we earn on our mortgage assets. Market concerns about matters such as the extent of government support for our business, the future of our business (including future profitability, future structure, regulatory actions and GSE status) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in 2010 and the first nine months of 2011 to issue debt of varying maturities at attractive pricing resulted from federal government support of us and the financial markets, including the Federal Reserve’s purchases of our debt and MBS. As a result, we believe that our status as a GSE and continued federal government support is essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could have a material adverse effect on our ability to fund our operations. As recently as September 2011, the Federal Reserve announced that, to help support conditions in mortgage markets, it will now reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities. However, there can be no assurance that the government will continue to support us or the markets, or that our current level of access to debt funding will continue. In addition, due to our reliance on the U.S. government’s support, our access to debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government.

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

A decrease in the credit ratings on our senior unsecured debt could have an adverse effect on our ability to issue debt on reasonable terms and trigger additional collateral requirements, and would likely do so if such a decrease were not based on a similar action on the credit ratings of the U.S. government.

Credit ratings on our senior unsecured debt, as well as the credit ratings of the U.S. government, are primary factors that could affect our borrowing costs and our access to the debt capital markets. Credit ratings on our debt are subject to revision or withdrawal at any time by the rating agencies. Actions by governmental entities impacting the support we receive from Treasury could adversely affect the credit ratings on our senior unsecured debt.

On August 5, 2011, S&P lowered the long-term sovereign credit rating on the U.S. to “AA+.” As a result of this action, and because we directly rely on the U.S. government for capital support, on August 8, 2011, S&P lowered our long-term senior debt rating to “AA+” with a negative outlook. Previously, our long-term senior debt had been rated by S&P as “AAA” and had been on CreditWatch Negative. S&P affirmed our short-term senior debt rating of “A-1+” and removed it from CreditWatch Negative. In assigning a negative outlook on the U.S. government’s long-term debt rating, S&P noted that it may lower the U.S. government’s long-term debt rating to “AA” within the next two years if it sees less reduction in spending than agreed to or higher interest rates, or if new fiscal pressures during the period result in a higher general government debt trajectory than S&P currently assumes. If S&P further lowers the U.S. government’s long-term debt rating, we expect that S&P would lower our long-term debt rating correspondingly.

After the U.S. government’s statutory debt limit was raised on August 2, 2011, Fitch affirmed its rating and stable outlook of our long-term debt, and Moody’s confirmed the U.S. government’s rating and our long-term debt ratings. Moody’s also removed the designation that these ratings were under review for possible downgrade. Moody’s revised the outlook for both the U.S. government’s rating and our long-term debt ratings to negative. In assigning the negative outlook to the U.S. government’s rating, Moody’s indicated there would be a risk of a downgrade if (1) there is a weakening in fiscal discipline in the coming year; (2) further fiscal consolidation measures are not adopted in 2013; (3) the economic outlook deteriorates significantly; or (4) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected. As of November 3, 2011, our long-term debt continued to be rated “Aaa” by Moody’s and “AAA” by Fitch.

S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government.

We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, nor can we predict the potential impact. Although S&P’s downgrade of our credit rating has not increased our borrowing costs or limited our access to the debt capital markets to date, an additional reduction in our credit ratings could have a material adverse impact on our access to debt funding or on the cost of our debt funding, and would likely do so if it were not based on a similar action on the credit ratings of the U.S. government. An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements, reduce our earnings and materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”

Further deterioration in the credit quality of, or defaults by, one or more of our mortgage insurer counterparties could result in nonpayment of claims under mortgage insurance policies, business disruptions and increased concentration risk.

We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. The already weak financial condition of many of our mortgage insurer counterparties deteriorated at an accelerated pace during the third quarter of 2011, which increases the significant risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under insurance policies. Since January 1, 2009, the insurer financial strength ratings of all of our major mortgage insurer counterparties have been downgraded multiple times to reflect their weakened financial condition. In 2008, one of our top eight mortgage insurer counterparties, Triad Guaranty Insurance Corporation (“Triad”), ceased issuing commitments for new mortgage insurance, and, under an order received from its regulator, is now paying all valid claims 60% in cash and 40% by the creation of a deferred payment obligation, which may be paid in the future. Since June 30, 2011, two more of our top eight insurer counterparties, PMI Mortgage Insurance Co. (“PMI”) and Republic Mortgage Insurance Company (“RMIC”) were ordered to or agreed with their regulators to cease issuing commitments for new mortgage insurance. RMIC’s parent company has announced that RMIC is in run-off operating mode. RMIC’s parent company has also indicated that it is more likely than not that the capital contributed to RMIC by its parent company will “continue on a path toward full depletion in relatively short order.” PMI has received an order from its regulator under which the regulator now has full possession, management and control of PMI. The regulator is also seeking to place PMI into receivership. The regulator instituted a partial claim payment plan whereby all valid claims under PMI’s mortgage guaranty insurance policies will be paid 50% in cash and 50% deferred as a policyholder claim. RMIC’s state regulators could take additional corrective action, which may include the issuance of an order to defer payment of claims and/or placement of the mortgage insurance writing entity into receivership. It is uncertain when, and if, Triad’s or PMI’s regulator will allow deferred policyholder claims to be paid and/or increase the amount of cash paid on claims.

As of November 7, 2011, four of our mortgage insurers (Triad, RMIC, PMI and Genworth Mortgage Insurance Corporation) have publicly disclosed that they are either in run-off or, absent a waiver, estimate they would not meet state regulatory capital requirements for their main writing entity as of September 30, 2011. An additional two of our mortgage insurers (Mortgage Guaranty Insurance Corporation and Radian Guaranty, Inc.) have disclosed that, in the absence of additional capital contributions to their writing entity, their capital might fall below state regulatory capital requirements in the future. These six mortgage insurers provided a combined $75.7 billion, or 82%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of September 30, 2011. If mortgage insurers are not able to raise capital and they exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure and maintain a waiver from their state regulator. This would increase the risk that they will fail to pay our claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate. We are unable to determine how long certain of our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits.

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

If our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill its obligations to us worsens and our internal credit rating for the insurer is further downgraded, it could result in a significant increase in our loss reserves and increase our credit losses.

Many mortgage insurers stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for high loan-to-value ratio loans. As our charter generally requires us to obtain credit enhancement on single-family conventional mortgage loans with loan-to-value ratios over 80% at the time of purchase, an inability to find suitable credit enhancement may inhibit our ability to pursue new business opportunities, meet our housing goals and otherwise support the housing and mortgage markets. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance loans into more affordable loans. In addition, access to fewer mortgage insurer counterparties will increase our concentration risk with the remaining mortgage insurers in the industry.

Changes in the foreclosure environment and our reliance on servicers and their counsel and other service providers to complete foreclosures could continue to have a material adverse effect on our business, results of operations, financial condition and net worth.

Circumstances in the foreclosure environment over the last few years have resulted in foreclosures proceeding at a slow pace. As a result of the housing market downturn that began in 2006 and significantly worsened in 2008, the volume of foreclosures to be processed by servicers and states significantly increased in 2009 and the first nine months of 2010. In October 2010, a number of single-family mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their and their service providers’ foreclosure processes. Although servicers have generally ended their outright foreclosure halts, the processing of foreclosures continues to be slow in many states due to continuing issues in the servicer foreclosure process, including efforts by servicers to comply with regulatory consent orders, recent changes in state foreclosure laws, court rules and proceedings, and the pipeline of foreclosures resulting from these delays and the elevated level of foreclosures caused by the housing market downturn. In addition, court budget cuts in Florida and other states could further delay the processing of foreclosures.

These changes in the foreclosure environment have negatively affected our foreclosure timelines, credit-related expenses and single-family serious delinquency rates, and we expect they will continue to do so. We believe these changes also will delay the recovery of the housing market. These changes could also negatively affect the value of the private-label securities we hold and result in additional impairments on these securities. In addition, the failure of our servicers or their service providers to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process poses operational, reputational and legal risks for us. The servicer foreclosure process deficiencies have generated significant concern and are currently being reviewed by various government agencies and the various state attorneys general, which could lead to additional new laws, regulation, rules or agreements that negatively affect our ability to foreclose expeditiously or increase our costs.

In addition, FHFA directed us in October 2011 to phase out the practice of requiring mortgage servicers to use our network of retained attorneys to perform default- and foreclosure-related legal services for our loans. Phasing out the requirement that servicers use our retained attorney network may negatively impact the performance of default- and foreclosure-related legal services for our loans, which may adversely impact our efforts to reduce our credit losses.

Challenges to the MERS® company, system and processes could pose operational, reputational and legal risks for us.

MERSCORP, Inc. (“MERSCORP”) is a privately held company that maintains an electronic registry (the “MERS System”) that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and, in that role, become the mortgagee of record for the loan in local land records. Fannie Mae seller/servicers may choose to use MERS as a nominee; however, we have prohibited servicers from initiating foreclosures on Fannie Mae loans in MERS’s name. Approximately half of the loans we own or guarantee are registered in MERS’s name and the related servicing rights are tracked in the MERS System. The MERS System is widely used by participants in the mortgage finance industry. Along with a number of other organizations in the mortgage finance industry, we are a shareholder of MERSCORP.

Several legal challenges have been made disputing MERS ’s ability to initiate foreclosures, act as nominee in local land records, and/or assign mortgages or take other action on behalf of the loan owner. These challenges seek judicial relief ranging from money damages to injunctive/declaratory relief seeking the prevention of mortgage assignments by MERS and/or the voiding of completed foreclosures in which MERS appeared in the chain of title. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions, which could cause additional costs and time in the recordation process. These challenges also could result in court decisions that substantially delay new or pending foreclosures, or void completed foreclosures in certain jurisdictions, which would require that we re-foreclose on the affected properties, thereby increasing our costs and lengthening the time it takes for us to foreclose on and dispose of the properties.

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

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”). During the quarter ended September 30, 2011, 583 restricted stock units vested, as a result of which 403 shares of common stock were issued, and 180 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to our entering into conservatorship. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this report.

Our Purchases of Equity Securities

The following table shows shares of our common stock we repurchased during the third quarter of 2011.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that
	Number of	Average	Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased(1)	per Share	Program(2)	the Program (2)
	(Shares in thousands)

2011
July 1-31	2	$0.34	—	—
August 1-31	—	0.27	—	—
September 1-30	—	0.27	—	—

Total	2

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of $576 in withholding taxes due upon the vesting of previously issued restricted stock.

(2)	We do not have any publicly announced share repurchase programs under which we could purchase our common stock.

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

On November 4, 2011, Gregory A. Fink, Senior Vice President and Controller of Fannie Mae, was appointed as the company’s principal accounting officer, effective on that date. As of that date, David C. Hisey no longer serves as the company’s principal accounting officer. Mr. Hisey continues to serve as the company’s Executive Vice President and Deputy Chief Financial Officer.

Gregory A. Fink, 44, has been Senior Vice President—Finance of Fannie Mae since April 2009, as well as the company’s Controller since September 2010. Mr. Fink previously served as Vice President—Financial Reporting from October 2006 to April 2009. Mr. Fink joined Fannie Mae in March 2006 as Vice President—Accounting Policy.

Item 6.	Exhibits

An index to exhibits has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal National Mortgage Association

By:	/s/ Michael J. Williams
Michael J. Williams
President and Chief Executive Officer

Date: November 8, 2011

By:	/s/ Susan R. McFarland
Susan R. McFarland
Executive Vice President and
Chief Financial Officer

Date: November 8, 2011

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

FR008