Form 10-K
period 2011-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2012-02-29
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No.: 0-50231

Federal National Mortgage Association

(Exact name of registrant as specified in its charter)

Fannie Mae

Federally chartered corporation	52-0883107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Wisconsin Avenue,	20016
NW Washington, DC (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(202) 752-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

(Title of class)

8.25% Non-Cumulative Preferred Stock, Series T, stated value $25 per share

(Title of class)

8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 stated value $50 per share

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

5.25% Non-Cumulative Preferred Stock, Series D, stated value $50 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTC Bulletin Board on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $383 million.

As of January 31, 2012, there were 1,158,072,058 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    The information required by Item 11 in Part III will be included in an amendment to this annual report on Form 10-K filed on or before April 30, 2012.

MD&A TABLE REFERENCE

PART I

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in “Business—Conservatorship and Treasury Agreements.”

This report contains forward-looking statements, which are statements about matters that are not historical facts. Forward-looking statements often include words like “expect,” “anticipate,” “intend,” “plan,” believe,” “seek,” “estimate,” “would,” “should,” “could,” “may” or similar words. Actual outcomes may differ materially from those reflected in our forward-looking statements due to a variety of factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this report. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report.

You can find a “Glossary of Terms Used in This Report” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘MD&A’).”

Item 1.    Business

INTRODUCTION

Fannie Mae is a government-sponsored enterprise (“GSE”) that was chartered by Congress in 1938. Our public mission is to support liquidity and stability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold, and increase the supply of affordable housing. Our charter does not permit us to originate loans and lend money directly to consumers in the primary mortgage market. Our most significant activity is securitizing mortgage loans originated by lenders into Fannie Mae mortgage-backed securities that we guarantee, which we refer to as Fannie Mae MBS. We also purchase mortgage loans and mortgage-related securities. We use the term “acquire” in this report to refer to both our securitizations and our purchases of mortgage-related assets. We obtain funds to support our business activities by issuing a variety of debt securities in the domestic and international capital markets. During 2011, we concentrated much of our efforts on providing liquidity and support to the mortgage market, growing the strong new book of business we have been acquiring since the beginning of 2009, and minimizing losses on loans we acquired prior to 2009. We describe our business activities below.

We are a corporation chartered by the U.S. Congress. Our conservator, FHFA, is a U.S. government agency. Treasury owns our senior preferred stock and a warrant to purchase 79.9% of our common stock. Moreover, Treasury has made a commitment under a senior preferred stock purchase agreement to provide us with funds under specified conditions and, after 2012, up to a maximum amount, to maintain a positive net worth. The U.S. government does not guarantee our securities or other obligations.

As a federally chartered corporation, we are subject to extensive regulation, supervision and examination by FHFA, and regulation by other federal agencies, including Treasury and the Department of Housing and Urban Development (“HUD”).

The conservatorship we have been under since September 2008 has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what changes to our business structure will be made during or following the conservatorship.

Uncertainty about the future of our company and surrounding the compensation of our executives and other employees could jeopardize our ability to manage risks effectively, to operate our business in a safe and sound manner, to support the mortgage market and to help delinquent borrowers avoid foreclosure. Congressional action in 2011 and early 2012 included legislation that would place our employees on a government pay scale and would forbid bonus payments for senior executives. Such debate elevates voluntary turnover and impairs our ability to recruit qualified employees for critical roles in the company. A sudden and sharp decline in compensation would likely cause significant and swift employee turnover, restrict recruitment of qualified replacements and decrease engagement of remaining employees, which could have a material adverse effect on our ability to conduct business. See “Risk Factors” for further discussion of the risks to our business and our results of operations if we are unable to retain and hire qualified employees.

Our agreements with Treasury that provide for substantial U.S. government financial support also include covenants that significantly restrict our business activities. We provide additional information on the conservatorship, the provisions of our agreements with the Treasury, and its impact on our business below under “Conservatorship and Treasury Agreements” and “Risk Factors.”

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “FNMA.” Our debt securities are actively traded in the over-the-counter market.

RESIDENTIAL MORTGAGE MARKET

The U.S. Residential Mortgage Market

We conduct business in the U.S. residential mortgage market and the global securities market. Total U.S. residential mortgage debt outstanding, which includes $10.3 trillion of single-family mortgage debt outstanding, was estimated to be approximately $11.2 trillion as of September 30, 2011, the latest date for which information was available, according to the Federal Reserve. After increasing every quarter since record keeping began in 1952 until the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining since then. We owned or guaranteed mortgage assets representing approximately 28.0% of total U.S. residential mortgage debt outstanding as of September 30, 2011.

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets other than financial instruments in geographic locations other than the United States and its territories.

Housing and Mortgage Market and Economic Conditions

Economic growth picked up in the fourth quarter of 2011. The inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.8% on an annualized basis during the quarter, according to the Bureau of Economic Analysis advance estimate. The overall economy gained an estimated 472,000 jobs in the fourth quarter as a result of employment growth in the private sector. According to the U.S. Bureau of Labor Statistics as of February 2012, the economy created 1.8 million non-farm jobs in 2011. The unemployment rate was 8.5% in December 2011, compared with 9.0% in September 2011. In January 2012, nonfarm payrolls posted a strong increase of 243,000 jobs, and the unemployment rate declined further to 8.3%. In spite of the downside risks from Europe and elsewhere, we expect that housing will start to recover if the employment market continues to improve.

Total existing home sales rose 1.7% in 2011 from 2010, according to data available through January 2012, following a 3.5% decline in 2010, despite low mortgage rates and reduced home prices. Weak demand for homes, a weak labor market and elevated vacancy and foreclosure rates are the main obstacles to the housing recovery. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 32% of existing home sales in December 2011, compared to 36% in December 2010, according to the National Association of REALTORS®. Faced with fierce competition from distressed sales, new home sales declined in 2011 for the sixth consecutive year, falling 6.2% to a record low. Homebuilding activity was mixed in 2011, as single-family housing starts fell approximately 9% to a record low, while multifamily starts rose 54%.

At the end of 2011, the number of months’ supply, or the inventory/sales ratio, was consistent with historical averages for both new and existing homes. While the demand for new homes was quite weak in 2011, the inventory was also very lean. The number of new homes available for sale reached an all-time low in December 2011, when, according to the Census’ December 2011 New Residential Sales Report, the months’ supply was 6.1 months. For existing homes, as a result of rising sales in the fourth quarter of 2011 and a persistent decline in the number of existing homes available for sale in the second half of 2011, the months’ supply fell sharply in the fourth quarter. According to the National Association of REALTORS® January 2012 Existing Home Sales Report, the months’ supply of existing unsold homes was 6.2 months as of December 31, 2011, compared with an 8.3 months’ supply as of September 30, 2011 and an 8.1 months’ supply as of December 31, 2010. Properties that are vacant and held off the market, combined with a portion of properties backing seriously delinquent mortgages not currently listed for sale, represent a significant shadow inventory putting downward pressure on home prices. The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 7.7% as of December 31, 2011, according to the Mortgage Bankers Association National Delinquency Survey. We provide information about Fannie Mae’s serious delinquency rate, which also decreased during 2011, in “Executive Summary—Credit Performance.”

The table below presents several key indicators related to the total U.S. residential mortgage market.

Housing and Mortgage Market Indicators(1)

				% Change
	2011	2010	2009	2011	2010
Home sales (units in thousands)	4,562	4,513	4,715	1.1%	(4.3)%
New home sales	302	323	375	(6.5)	(13.9)
Existing home sales	4,260	4,190	4,340	1.7	(3.5)
Home price depreciation based on Fannie Mae Home Price Index (“HPI”)(2)	(3.2)%	(4.3)%	(4.7)%	—	—
Annual average fixed-rate mortgage interest rate(3)	4.5%	4.7%	5.0%	—	—
Single-family mortgage originations (in billions)	$1,362	$1,701	$1,884	(19.9)	(9.7)
Type of single-family mortgage origination:
Refinance share	66%	68%	69%	—	—
Adjustable-rate mortgage share	6%	5%	4%	—	—
Total U.S. residential mortgage debt outstanding (in billions)(4)	$11,177	$11,360	$11,712	(1.6)	(3.0)

(1)

The sources of the housing and mortgage market data in this table are the Federal Reserve Board, the Bureau of the Census, HUD, the National Association of Realtors, and the Mortgage Bankers Association. Homes sales data are based on information available through January 2012. Single-family mortgage originations, as well as refinance shares, are based on February 2012 estimates from Fannie Mae’s Economic & Strategic Research group. The adjustable-rate mortgage share is based on mortgage applications data reported by the Mortgage Bankers Association. Certain previously reported data may have been changed to reflect revised historical data from any or all of these organizations.

(2)

Calculated internally using property data information on loans purchased by Fannie Mae, Freddie Mac and other third-party home sales data. Fannie Mae’s HPI is a weighted repeat transactions index, measuring average price changes in repeat sales on the same properties. Fannie Mae’s HPI excludes prices on properties sold in foreclosure. The reported home price depreciation reflects the percentage change in Fannie Mae’s HPI from the fourth quarter of the prior year to the fourth quarter of the reported year.

(3)	Based on the annual average 30-year fixed-rate mortgage interest rate reported by Freddie Mac.

(4)	Information for 2011 is through September 30, 2011 and has been obtained from the Federal Reserve’s September 2011 mortgage debt outstanding release.

The decline in home prices slowed in 2011. We estimate that home prices on a national basis declined by 3.2% overall in 2011, with a decline of 1.6% in the fourth quarter of 2011. We estimate that home prices have declined by 23% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available.

We estimate that total single-family mortgage originations in 2011 decreased from 2010 levels by 20% to $1.4 trillion, with a purchase share of 34% and a refinance share of 66%.

Since the second quarter of 2008, single-family mortgage debt outstanding has been steadily declining due to a number of factors including declining home sales and prices, rising foreclosures, increased cash sales, and reduced home equity extraction. We anticipate another approximately 1.1% decline in single-family mortgage debt outstanding in 2012. Total U.S. residential mortgage debt outstanding fell during the third quarter of 2011 by an annualized rate of 2.1%.

Despite signs of stabilization and improvement, one out of thirteen borrowers was delinquent or in foreclosure during the fourth quarter of 2011, according to the Mortgage Bankers Association National Delinquency Survey. The housing market remains under pressure due to the high level of unemployment, which was a primary driver of the significant number of mortgage delinquencies and defaults in 2011. At the start of the recession in December 2007, the unemployment rate was 5.0%, based on data from the U.S. Bureau of Labor Statistics. The unemployment rate peaked at a 26-year high of 10.0% in October 2009, and remained as high as 8.3% in January 2012. We expect the unemployment rate to remain relatively flat in 2012.

The most comprehensive measure of the unemployment rate, which includes those working part-time who would rather work full-time (part-time workers for economic reasons) and those not looking for work but who want to work and are available for work (discouraged workers), was 15.1% in January 2012, substantially lower than the record high of 17.2% in October 2009.

The decline in home prices has left many homeowners with “negative equity” in their homes, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will walk away from their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, approximately 11 million, or 22%, of all residential properties with mortgages were in a negative equity position in the third quarter of 2011. This potential supply also weighs on the supply/demand balance putting downward pressure on both home prices and rents. See “Risk Factors” for a description of risks to our business associated with the weak economy and housing market.

National multifamily market fundamentals, which include factors such as rents and vacancy rates, saw a second year of steady improvement during 2011, benefiting from increased rental demand coupled with limited new apartment supply. Vacancy rates continued to decline throughout most of 2011, bringing the sector back to pre-recession levels.

Based on preliminary third-party data, we estimate that the national multifamily vacancy rate fell to 6.25% in the fourth quarter of 2011, from 6.50% in the third quarter of 2011 and 7.25% in the fourth quarter of 2010. In addition, we estimate that average asking rents increased steadily for nearly two years, most recently increasing by 0.5% in the fourth quarter of 2011 on a national basis. The increase in overall rental demand was also reflected in an estimated increase of about 50,000 units in the net number of occupied rental units during the fourth quarter of 2011, according to preliminary data from Reis, Inc. That brings the total estimated net absorption for the year, (that is, the net change in the number of units occupied over the year), to 170,000 units.

Vacancy rates and rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. The year-long strengthening of these fundamentals helped boost property values and, in turn, spur apartment building sales during 2011 in most metropolitan areas.

While the strength of improving vacancy levels and rental rates will vary by metropolitan area, on a national basis the multifamily sector should continue to see steady demand in 2012. With job growth slowly improving, and, more importantly, the lack of new apartment supply becoming available over the next 12 to18 months, we expect that rental demand will continue to outstrip supply, thereby maintaining stable vacancy levels and healthy rent growth. As a result, the outlook remains steady for the multifamily sector over the coming year.

EXECUTIVE SUMMARY

Please read this Executive Summary together with our MD&A and our consolidated financial statements as of December 31, 2011 and related notes.

Our Business Objectives and Strategy

Our Board of Directors and management consult with and receive direction from our conservator in establishing our business objectives and strategy, taking into consideration our role in addressing housing and mortgage market conditions. We face a variety of different objectives that potentially conflict, which limits our ability to fully achieve all of them. Our objectives include:

•	providing liquidity, stability and affordability in the mortgage market;

•	minimizing credit losses from delinquent mortgages;

•	providing assistance to the mortgage market and to the struggling housing market;

•	limiting the amount of the investment Treasury must make under our senior preferred stock purchase agreement;

•	returning to long-term profitability before taking into account the payment of dividends on our senior preferred stock to Treasury; and

•	protecting the interests of the taxpayers.

In addition to these objectives, our conservator recently announced strategic goals that we will pursue. On February 21, 2012, the Acting Director of FHFA sent a letter to Congress in which he wrote, “With the conservatorships [of Fannie Mae and Freddie Mac] operating for more than three years and no near-term resolution in sight, it is time to update and extend the goals and directions of the conservatorships.” He continued, “FHFA is contemplating next steps to build an infrastructure for the secondary mortgage market that is consistent with existing policy proposals and will support any outcome of the leading legislative proposals.” With his letter, Acting Director DeMarco provided a strategic plan for the next phase of Fannie Mae and Freddie Mac’s conservatorships. The plan identifies three strategic goals for the next phase of the conservatorships:

•	Build. Build a new infrastructure for the secondary mortgage market;

•	Contract. Gradually contract [Fannie Mae and Freddie Mac’s] dominant presence in the marketplace while simplifying and shrinking their operations; and

•	Maintain. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

As a result of our uncertain future and our status as a federally chartered corporation, we can be required to take actions in pursuit of objectives other than, or that conflict with, our business objectives. For example, as we discuss below in “Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury to fund extensions of employment tax reductions and unemployment benefits, rather than retaining this incremental revenue. In accordance with the strategic goals recently announced by FHFA, we also expect to increasingly focus on building a new infrastructure for the secondary mortgage market and on actions that will gradually decrease our presence in the marketplace while simplifying and shrinking our operations.

We are concentrating our efforts on providing liquidity and support to the mortgage market, growing the strong new book of business we have been acquiring since the beginning of 2009, minimizing our losses on loans we acquired prior to 2009, and, in support of minimizing our losses, providing assistance where feasible to struggling homeowners.

We will continue to need funds from Treasury as a result of a number of factors, including the dividends we are required to pay Treasury on the senior preferred stock, ongoing adverse conditions in the housing and mortgage markets and the deteriorated credit performance of loans in our mortgage credit book of business that we acquired prior to 2009. In his February 2012 letter to Congress, Acting Director DeMarco wrote, “[I]t is clear that the draws [Fannie Mae and Freddie Mac] have taken from the Treasury are so large they cannot be repaid under any foreseeable scenarios.” As a result of our draws, we do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future.

There is significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form. The Administration, Congress and our regulators are considering options for the future state of Fannie Mae, Freddie Mac and the U.S. government’s role in residential mortgage finance. In February 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. On February 2, 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, in the spring of 2012 and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012. In his February 2012 letter to Congress, Acting Director DeMarco states that achieving the strategic goals for the next phase of conservatorship will “prepare the foundation for a new, stronger housing finance system in the future. Although that future may not include Fannie Mae and Freddie Mac, at least as they are known today, this important work in conservatorship can be a lasting, positive legacy for the country and its housing system.” We discuss efforts to reform the GSEs and the housing finance system in more detail in “Legislative and Regulatory Developments—GSE Reform.”

In 2011 we refined and began implementing a plan designed to support the creation of a sustainable housing finance system by improving our business processes, infrastructure and organizational structure. We expect to continue implementing the plan in phases with goals of providing value to our customers, simplifying and standardizing our operating model, and reducing our costs.

To provide context for analyzing our consolidated financial statements and understanding our MD&A, we discuss the following topics in this executive summary:

•	Our provision of liquidity and support to the mortgage market;

•	Our 2011 financial performance;

•	Our strong new book of business and expected losses on loans we acquired prior to 2009;

•	Our efforts to reduce losses on single-family loans we acquired prior to 2009, which we refer to as our “legacy book of business”;

•	Credit statistics for our single-family book of business;

•	Our liquidity position; and

•	Our outlook.

Providing Liquidity and Support to the Mortgage Market

Our Liquidity and Support Activities

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•

We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $2.3 trillion in liquidity to the mortgage market in 2009 through 2011 through our purchases and guarantees of loans, which enabled homeowners to refinance 6.6 million mortgages, 1.9 million households to purchase a home, and financing for over 1.1 million units of multifamily housing.

•

We are a consistent market presence as we continue to provide liquidity to the mortgage market even when other sources of capital have exited the market, as has been shown repeatedly over the last few years. We estimate Fannie Mae, Freddie Mac and Ginnie Mae collectively guaranteed more than 99% of new single-family mortgage-related securities issuances in 2009 through 2011, which accounted for more than 85% of the single-family first-lien mortgages we currently estimate were originated in the United States in 2009 through 2011. Because our estimate of mortgage originations is subject to change as additional data become available, our estimated share of single-family first-lien mortgages for prior periods may change in the future, perhaps materially.

•

We have strengthened our underwriting and eligibility standards to support sustainable homeownership. Our support enables borrowers to have access to a variety of conforming mortgage products, including long-term, fixed-rate mortgages, such as the prepayable 30-year fixed-rate mortgage that protects homeowners from interest rate swings.

•

We helped over 900,000 homeowners retain their homes or otherwise avoid foreclosure in 2009 through 2011, which helped to support neighborhoods, home prices and the housing market. Moreover, borrowers’ ability to pay their modified loans has improved in recent periods as we have enhanced the structure of our modifications. For loans modified outside of the Administration’s Home Affordable Modification Program (“HAMP”), one year after modification, 67% of modifications we made in the fourth quarter of 2010 were performing, compared with 50% of modifications in the fourth quarter of 2009. For loans modified under HAMP, one year after modification, 74% of our HAMP modifications made in the fourth quarter of 2010 were performing, compared with 73% of our HAMP modifications in the fourth quarter of 2009.

•

We helped borrowers refinance loans through our Refi Plus™ initiative, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. We acquired approximately 732,000 loans refinanced under our Refi Plus initiative in 2011. Some borrowers may have increased their monthly payments as they took advantage of lower interest rates to reduce the terms of their loans, to switch from adjustable rates to fixed rates, or to switch from interest-only mortgages to fully amortizing mortgages. Even taking these refinancings into account, our acquisitions under Refi Plus reduced our borrowers’ monthly mortgage payments by an average of $166.

•

We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed from 2009 through 2011 were affordable to families earning at or below the median income in their area.

•

In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in “Business Segments—Capital Markets.”

2011 Acquisitions and Market Share

In 2011, we purchased or guaranteed approximately $653 billion in loans, measured by unpaid principal balance, which includes approximately $67 billion in delinquent loans we purchased from our single-family MBS trusts. These activities enabled our lender customers to finance approximately 2,680,000 single-family conventional loans and loans for approximately 423,000 units in multifamily properties during 2011.

We currently estimate that our single-family market share was 41% in 2011, compared with 36% in 2010. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially.

We remained the largest single issuer of mortgage-related securities in the secondary market during the fourth quarter of 2011, with an estimated market share of new single-family mortgage-related securities issuances of 54%. Our estimated market share of new single-family mortgage-related securities issuances was 43% in the third quarter of 2011 and 49% in the fourth quarter of 2010. The estimated market share increase from the third quarter of 2011 to the fourth quarter of 2011 is largely the result of increased investor demand for Fannie Mae MBS.

We remained a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 21% of the outstanding debt on multifamily properties as of September 30, 2011 (the latest date for which information was available).

Summary of Our Financial Performance for 2011

Our financial results for 2011 reflect the continued weakness in the housing and mortgage markets, which remain under pressure from high levels of unemployment and underemployment, and the prolonged decline in home prices since their peak in the third quarter of 2006. Our credit-related expenses continue to be a key driver of our net losses for each period presented. The substantial majority of our credit-related expenses are from single-family loans we acquired prior to 2009, which decreased as a percentage of our single-family guaranty book of business to 47% as of December 31, 2011 from 60% as of December 31, 2010. Our credit-related expenses vary from period to period primarily based on changes in home prices, borrower payment behavior, the types and volumes of loss mitigation activities completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties.

In addition, the decline in interest rates during 2011 resulted in significant fair value losses on our derivatives. These fair value losses on our derivatives were offset by fair value gains during 2011 related to our mortgage investments; however, only a portion of these investments is recorded at fair value in our financial statements. Derivative instruments are an integral part of how we manage interest rate risk and an inherent part of the cost of funding and hedging our mortgage investments. We expect high levels of period-to-period volatility in our results because our derivatives are recorded at fair value in our financial statements while some of the instruments they hedge are not recorded at fair value in our financial statements.

Total Comprehensive Loss

We recognized a total comprehensive loss of $16.4 billion for 2011, consisting of a net loss of $16.9 billion and other comprehensive income of $447 million. In comparison, our total comprehensive loss for 2010 was $10.6 billion, consisting of a net loss of $14.0 billion and other comprehensive income of $3.4 billion.

The increase in our net loss in 2011, as compared with 2010, was primarily due to an increase in net fair value losses and credit-related expenses, which were partially offset by an increase in net interest income. The primary drivers of these changes were:

•	a $6.1 billion increase in net fair value losses primarily driven by losses on our risk management derivatives in 2011 due to a significant decline in swap rates during the period;

•	a $2.9 billion increase in net interest income driven by lower interest expense on debt, which was partially offset by lower interest income on loans and securities;

•	an $884 million increase in credit-related expenses primarily driven by a decline in actual and projected home prices.

The $3.0 billion decline in our other comprehensive income was primarily driven by lower gains on the fair value of our available-for-sale securities due to widening credit spreads in 2011 compared with narrowing spreads in 2010.

See “Consolidated Results of Operations” for more information on our results.

Net Worth

Our net worth deficit of $4.6 billion as of December 31, 2011 reflects the recognition of our total comprehensive loss of $1.9 billion and our payment to Treasury of $2.6 billion in senior preferred stock dividends during the fourth quarter of 2011. The Acting Director of FHFA will submit a request to Treasury on our behalf for $4.6 billion to eliminate our net worth deficit.

In the fourth quarter of 2011, we received $7.8 billion in funds from Treasury to eliminate our net worth deficit as of September 30, 2011. Upon receipt of the additional funds requested to eliminate our net worth deficit as of

December 31, 2011, the aggregate liquidation preference on the senior preferred stock will be $117.1 billion, which will require an annualized dividend payment of $11.7 billion. The amount of this dividend payment exceeds our reported annual net income for every year since our inception. Through December 31, 2011, we have paid an aggregate of $19.8 billion to Treasury in dividends on the senior preferred stock.

Table 1 below displays our senior preferred stock dividend payments to Treasury and Treasury draws since entering conservatorship in 2008.

Table 1:    Treasury Dividend Payments and Draws

	2008	2009	2010	2011		Cumulative Total

	(Dollars in billions)
Senior preferred stock dividends(1)	$—	$2.5	$7.7	$9.6		$19.8
Treasury draws(2)(3)	15.2	60.0	15.0	25.9	(4)	116.1
Cumulative percentage of senior preferred stock dividends to Treasury draws	0.2%	3.3%	11.3%	17.1%		17.1%

(1)	Represents total quarterly cash dividends paid to Treasury, during the periods presented, based on an annual rate of 10% per year on the aggregate liquidation preference of the senior preferred stock.

(2)

Represents the total draws received from Treasury and / or being requested based on our quarterly net worth deficits for the periods presented. Draw requests are funded in the quarter following each quarterly net worth deficit.

(3)	Treasury draws do not include the initial $1.0 billion liquidation preference of the senior preferred stock, for which we did not receive any cash proceeds.

(4)	The treasury draw to eliminate the 2011 fourth quarter net worth deficit was $4,571 million.

Total Loss Reserves

Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, increased to $76.9 billion as of December 31, 2011 from $75.6 billion as of September 30, 2011 and $66.3 billion as of December 31, 2010. Our total loss reserve coverage to total nonperforming loans was 31% as of December 31, 2011, compared with 30% as of September 30, 2011 and 26% as of December 31, 2010. The continued stress on a broad segment of borrowers from continued high levels of unemployment and underemployment and the prolonged decline in home prices have caused our total loss reserves to remain high for the past few years. In December 2011, we changed our definition of “total nonperforming loans.” Under our new definition, we no longer reflect in this amount (1) our allowance for loan losses or (2) our allowance for accrued interest receivable related to these individually impaired loans. The amounts we report for prior periods have been revised from amounts we previously disclosed as a result of this change.

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

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations

We present a number of estimates and expectations in this executive summary regarding the profitability of single-family loans we have acquired, our single-family credit losses and credit-related expenses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Home prices are a key factor affecting the amount of credit losses and profitability we expect. As home prices decline, the loan-to-value ratios, or LTV ratios, on our loans shift higher, and both the probability of default and the severity of loss increase. Furthermore, the level of regional variation in home price declines affects our results, as we will incur greater credit losses if home prices decline more significantly in regions where we have a greater concentration of loans.

Our future estimates of our performance, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of the timing and level of, as well as regional variation in, home price changes, changes in interest rates, unemployment, other macroeconomic variables, direct and indirect consequences resulting from failures by servicers to follow proper procedures in the administration of foreclosure cases, government policy, changes in generally accepted accounting principles (“GAAP”), credit availability, social behaviors, the volume of loans we modify, the effectiveness of our loss mitigation strategies, management of our real-estate owned (“REO”) inventory and pursuit of contractual remedies, changes in the fair value of our assets and liabilities, impairments of our assets, and many other factors, including those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report. For example, if the economy were to enter a deep recession, we would expect actual outcomes to differ substantially from our current expectations.

Building a Strong New Single-Family Book of Business

In 2009, we began to see the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. As a result of these changes and other market dynamics, we reduced our acquisitions of loans with higher-risk attributes. Compared with the loans we acquired in 2005 through 2008, the loans in our new single-family book of business have had better overall credit risk profiles at the time we acquired them and, based on their performance so far, we expect loans in our new single-family book of business to perform well over their lifetime.

Table 2, which displays information about the credit risk profile of our single-family loan acquisitions according to when we acquired the loans, illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008. Based on our experience, we expect that loans with characteristics such as higher FICO credit scores and lower original LTV ratios (that is, more equity initially held by the borrowers in the underlying properties) will perform better than loans with risk characteristics such as higher original LTV ratios, lower FICO credit scores or interest-only payment features, and Alt-A loans. Table 2 also displays information about the percentage of our single-family loans that were seriously delinquent (three or more months past due or in the foreclosure process) at the end of the first year following their acquisition, as well as our current expectation for whether loans we acquired will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them.

Table 2:     Characteristics of Acquired Single-Family Conventional Loans by Acquisition Period(1)

	Weighted Average FICO Credit Score at Origination	FICO Credit Score at Origination < 620	Original LTV Ratio	Original LTV Ratio >90(2)	Alt-A Loans(3)	Interest- Only Loans	SDQ Rate as of 4th quarter following Acquisition year	Expectation for Profitability
Year of Acquisition:
New Single-Family Book of Business Acquisitions:
2011	762	*	69%	9%	1%	1%	Not applicable	Profitable
2010	762	*	68%	7%	1%	1%	0.30%	Profitable
2009	761	*	67%	4%	*	1%	0.32%	Profitable
Weighted Average New Single-Family Book of Business Acquisitions	762	*	68%	6%	1%	1%	0.31%	Profitable

Legacy Single-Family Book of Business Acquisitions:(4)
2005-2008	722	5%	73%	11%	14%	12%	3.04%	Not Profitable
2001-2004(5)	718	5%	71%	8%	9%	1%	0.53%	Profitable

*	Represents less than 0.5% of the total acquisitions.

(1)	Loans that meet more than one category are included in each applicable category.

(2)

The majority of loans that we acquired in our new single-family book of business between 2009 and 2011 with original LTV ratios over 90% were loans acquired under our Refi Plus initiative. See “Changes in the Credit Profile of our Single-Family Acquisitions” for further information on Refi Plus.

(3)	Newly originated Alt-A loans acquired in 2009 through 2011 consist of the refinance of existing loans.

(4)

Loans acquired prior to 2001, which comprised approximately 1% of our single-family conventional guaranty book of business as of December 31, 2011, are not included in this table. We expect loans we acquired prior to 2001, in the aggregate, to be profitable over their lifetime.

(5)

Although we do not expect loans we acquired in 2004 to be profitable over their lifetime, we expect loans we acquired in 2001 through 2004 will, in the aggregate, be profitable over their lifetime. We have combined loans acquired in 2004 with loans from prior years because we made significant changes to our acquisition policies that affected the loans we acquired in 2005 through 2008. We expect our credit losses from loans we acquired in 2004, which are due to home price declines and prolonged unemployment, will be significantly smaller than those generated by loans we acquired in 2005 through 2008.

While Table 2 covers all of the single-family conventional loans we acquired in each period presented (or, in the case of the serious delinquency rate, those still in our book of business four quarters after the end of the year they were acquired), Table 3 displays information about loans that remained in our single-family conventional guaranty book of business as of December 31, 2011.

Table 3:    Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of December 31, 2011
	% of Single- Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(1)	Current Mark-to-Market LTV Ratio >100%(1)(2)	Serious Delinquency Rate(3)
Year of Acquisition:
New Single-Family Book of Business:
2011	19%	70%	4%	0.05%
2010	18	72	5	0.30
2009	16	73	6	0.62

Total New Single-Family Book of Business	53	71	5	0.31
Legacy Book of Business:
2005-2008	31	103	45	9.39
2004 and prior	16	60	8	3.32

Total Single-Family Book of Business	100	79	18	3.91

(1)

Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of December 31, 2011.

(2)

The majority of loans in our new single-family book of business as of December 31, 2011 with mark-to-market LTV ratios over 100% were loans acquired under our Refi Plus initiative. See “Changes in the Credit Profile of our Single-Family Acquisitions” for further information on Refi Plus.

(3)

The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the December 31, 2011 serious delinquency rates of loans in our legacy book of business.

The performance we expect for our single-family loans

As Table 2 shows, we expect loans we have acquired since the beginning of 2009 to be profitable, in contrast to loans we acquired in 2005 through 2008. Our expectations regarding the ultimate performance of our loans are based on numerous expectations and assumptions, including those relating to expected changes in regional and national home prices, borrower behavior, public policy and other macroeconomic factors. If future conditions are more unfavorable than our expectations, loans we acquired in 2009, 2010 and 2011 could become unprofitable. For example, we expect that credit losses on these loans would exceed guaranty fee revenue if home prices declined nationally by approximately 10% from their December 2011 levels over the next five years, based on our home price index. See “Outlook” for our expectations regarding home price declines.

In our experience, an early predictor of the ultimate performance of a portfolio of loans is the rate at which the loans become seriously delinquent within a short period of time after acquisition. As Table 2 shows, the percentage of our 2009 and 2010 acquisitions that were seriously delinquent as of the end of the fourth quarter following their acquisition year was substantially lower than the average comparable serious delinquency rate for loans acquired in 2005 through 2008. Table 3 displays the serious delinquency rate for our loans as of December 31, 2011.

Changes in the Credit Profile of Our Single-Family Acquisitions

Single-family loans we purchased or guaranteed from 2005 through 2008 were acquired during a period when home prices were rising rapidly, peaked, and then started to decline sharply, and underwriting and eligibility standards were more relaxed than they are now. These loans were characterized by higher loan-to-value (“LTV”) ratios and lower FICO credit scores than loans we have acquired since January 1, 2009. In addition, many of these loans were Alt-A loans or had other higher-risk loan attributes such as interest-only payment features. As a result of the sharp declines in home prices, 45% of loans we acquired from 2005 through 2008, measured by unpaid principal balance, had mark-to-market LTV ratios that were greater than 100% as of December 31, 2011, which means the principal balance of the borrower’s primary mortgage exceeded the current market value of the borrower’s home. The percentage of borrowers who owed more than their home’s value is higher when second-lien loans are included. The sharp decline in home prices, the severe economic recession that began in December 2007 and continued through June 2009, and continuing high unemployment and underemployment have significantly and adversely impacted the performance of loans we acquired from 2005 through 2008. Our 2005 through 2008 acquisitions are becoming a smaller percentage of our single-family guaranty book of business, having decreased from 39% of our single-family guaranty book of business as of December 31, 2010 to 31% as of December 31, 2011.

Improvements in the credit risk profile of our acquisitions since the beginning of 2009 over acquisitions in prior years reflect changes that we made, beginning in 2008, to our pricing and eligibility standards and underwriting. These changes were intended to more accurately reflect the risk in the housing market and to significantly reduce our acquisitions of loans with higher-risk attributes. The improvements also reflect changes that mortgage insurers made to their eligibility standards. We believe the strong early performance of loans in our new single-family book of business despite the home price declines and high unemployment of the last few years is attributable to their strong credit risk profile.

The credit risk profile of loans in our new single-family book of business has been further influenced by the inclusion of a significant percentage of refinanced loans. One effect has been that the original LTV ratios of loans we acquired in each of 2010 and 2011 increased from the prior year as a result of our acquisition of loans with higher LTV ratios under our Refi Plus initiative. Refi Plus includes loans refinanced under the Home Affordable Refinance Program (“HARP”), which was established by the Administration to help borrowers who may otherwise be unable to refinance the mortgage loan on their primary residence due to a decline in home values. Original LTV ratios also increased in 2011 as a result of changes by mortgage insurers and the Federal Housing Administration (“FHA”) that improved the economics of obtaining private mortgage insurance and drove an increase in our market share of home purchase mortgages with LTV ratios greater than 80%. We discuss refinancings and their impact on credit risk characteristics, as well as other changes in the credit risk characteristics of our loan acquisitions, in more detail in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Whether the loans we acquire in the future will exhibit an overall credit profile similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers and FHA, the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under the recently announced changes to the terms of HARP.

Expected Losses on Our Legacy Book of Business

The single-family credit losses we realized in 2009 through 2011, combined with the amounts we have reserved for single-family credit losses as of December 31, 2011, as described below, total approximately $140 billion. A substantial majority of these losses are attributable to single-family loans we purchased or guaranteed from 2005 through 2008.

While loans we acquired in 2005 through 2008 will give rise to additional credit losses that we will realize when the loans are charged off (upon foreclosure or our acceptance of a short sale or deed-in-lieu of foreclosure), we estimate that we have reserved for the substantial majority of the remaining losses on these loans. Even though we believe a substantial majority of the credit losses we have yet to realize on these loans has already been reflected in our results of operations as credit-related expenses, our credit-related expenses have remained high as weakness in the housing and mortgage markets continues. We expect that our credit-related expenses will continue to be high in 2012 but that, overall, our credit-related expenses will be lower in 2012 than in 2011. The amount of credit-related expenses we incur each period will be affected by changes in expected and actual home prices, modifications and foreclosure activity during the period.

We expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans in our legacy book of business and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and will remain in our reserves until the loans are fully repaid or default. In addition, given the large existing and anticipated supply of single-family homes in the market, we anticipate that it will take years before our REO inventory is reduced to pre-2008 levels.

We show how we calculate our realized credit losses in “Table 15: Credit Loss Performance Metrics.” Our reserves for credit losses described in this discussion consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses (collectively, our “total loss reserves”), plus the portion of fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets that we estimate represents accelerated credit losses we expect to realize. For more information on our reserves for credit losses, see “Table 11: Total Loss Reserves.”

The fair value losses that we consider part of our reserves are not included in our “total loss reserves.” We recorded the majority of these fair value losses prior to our adoption in 2010 of accounting guidance on the transfers of financial assets and the consolidation of variable interest entities. Before we adopted this guidance, upon our acquisition of credit-impaired loans out of unconsolidated MBS trusts, we recorded fair value loss charge-offs against our reserve for guaranty losses. The amount of these charge-offs was the amount by which the acquisition cost of these loans exceeded their estimated fair value. We expect to realize a portion of these fair value losses as credit losses in the future (for loans that eventually involve foreclosures, short sales or deeds-in-lieu of foreclosure), yet these fair value losses have already reduced the mortgage loan balances reflected in our consolidated balance sheets and have effectively been recognized in our consolidated statements of operations and comprehensive loss through our provision for guaranty losses. We consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future.

Reducing Credit Losses on Our Legacy Book of Business

To reduce the credit losses we ultimately incur on our legacy book of business, we have been focusing our efforts on the following strategies:

•	Reducing defaults by offering borrowers solutions that enable them to keep their homes (“home retention solutions”);

•	Pursuing “foreclosure alternatives,” which help borrowers avoid foreclosure and reduce the severity of the losses we incur overall;

•	Efficiently managing timelines for home retention solutions, foreclosure alternatives, and foreclosures;

•	Improving servicing standards and servicers’ execution and consistency;

•	Managing our REO inventory to minimize costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

As we work to reduce credit losses, we also seek to assist distressed borrowers, help stabilize communities, and support the housing market. In dealing with distressed borrowers, we first seek home retention solutions before turning to foreclosure alternatives. When there is no viable home retention solution or foreclosure alternative that can be applied, we seek to move to foreclosure expeditiously. Prolonged delinquencies hurt local home values and destabilize communities, as these homes often go into disrepair. As a general rule, the longer borrowers remain delinquent, the greater our costs, and the more prices for surrounding homes deteriorate.

Reducing Defaults.    Home retention solutions are a key element of our strategy to reduce defaults, and the majority of our home retention solutions are loan modifications. Successful modifications allow borrowers who were having problems making their pre-modification mortgage payments to remain in their homes. While loan modifications contribute to higher credit-related expenses in the near term, we believe that successful modifications (those that enable borrowers to remain current on their loans) will ultimately reduce our credit losses over the long term from what they otherwise would have been if we had taken the loans to foreclosure. We completed approximately 213,000 loan modifications in 2011, bringing the total number of loan modifications we have completed since January 2009 to over 715,000. The substantial majority of these modifications involved deferring or lowering borrowers’ monthly mortgage payments, which we believe increases the likelihood borrowers will be able to remain current on their modified loans. Borrowers’ ability to pay their modified loans has improved in recent periods as we have enhanced the structure of our modifications. For loans modified outside of HAMP, one year after modification, 67% of modifications we made in the fourth quarter of 2010 were performing, compared with 50% of our fourth quarter 2009 modifications. For loans modified under HAMP, one year after modification, 74% of our HAMP modifications made in the fourth quarter of 2010 were performing, compared with 73% of our HAMP modifications made in the fourth quarter of 2009. We began changing the structure of our non-HAMP modifications in 2010 to lower borrowers’ monthly mortgage payments to a greater extent, which improved the performance of our non-HAMP modifications overall. In addition, because post-modification performance was greater for our HAMP modifications than for our non-HAMP modifications, we began in September 2010 to include trial periods for our non-HAMP modifications, similar to those for HAMP modifications. Whether modifications are ultimately successful depends heavily on economic factors, such as unemployment rates, household wealth and income, and home prices, as well as borrowers’ willingness to pay their loans. See “Table 46: Statistics on Single-Family Loan Workouts” and the accompanying discussion for additional information on our home retention efforts, as well as our foreclosure alternatives. For a description of the impact of modifications on our credit-related expenses, see “Consolidated Results of Operations—Credit-Related Expenses—Provision for Credit Losses.”

Pursuing Foreclosure Alternatives.    If we are unable to provide a viable home retention solution for a distressed borrower, we seek to offer a foreclosure alternative and complete it in a timely manner. Our foreclosure alternatives are primarily short sales, which are also known as preforeclosure sales, as well as deeds-in-lieu of foreclosure. Overall, these alternatives reduce the severity of our loss resulting from a borrower’s default while enabling the borrower to avoid going through a foreclosure. We provide information about the volume of foreclosure alternatives we completed in 2011 in “Table 4: Credit Statistics, Single-Family Guaranty Book of Business.”

Managing Timelines for Workouts and Foreclosures.    We refer to home retention solutions and foreclosure alternatives as “workouts.” We believe that home retention solutions are most effective in preventing defaults when completed at an early stage of delinquency. Similarly, our foreclosure alternatives are more likely to be successful in reducing our loss severity if they are executed expeditiously. Accordingly, it is important to us for our servicers to work with delinquent borrowers early in the delinquency to determine whether home retention solutions or foreclosure alternatives will be viable and, where no workout solution is viable, to reduce delays in completing foreclosure.

Circumstances in the foreclosure environment have resulted in foreclosures proceeding at a slow pace. As a result of the housing market downturn that began in 2006 and significantly worsened in 2008, the volume of foreclosures to be processed by servicers and states significantly increased in 2009 and the first nine months of 2010. In October 2010, a number of single-family mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their foreclosure processes and the processes of their service providers. In response to the foreclosure process deficiencies, some states changed their foreclosure processes to require additional review and verification of the accuracy of pending and future foreclosure filings. Some states also added requirements to the foreclosure process, including mediation processes and requirements to file new affidavits. Further, some state courts have issued rulings calling into question the validity of some existing foreclosure practices. These actions halted or significantly delayed not only existing, but new foreclosures. In addition to the new legislative, regulatory, and judicial requirements applicable to servicers generally, five of the nation’s largest mortgage servicers (Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo & Company, Citigroup Inc., and Ally Financial Inc. (formerly GMAC)) have agreed in principle to implement certain new servicing and foreclosure practices as part of a settlement announced February 9, 2012, with the federal government and 49 state attorneys general.

While servicers have generally ended their outright foreclosure halts, they continue to process foreclosures at a slow pace as they update their procedures to remediate their process deficiencies and meet new legislative, regulatory and judicial requirements. Servicers and states are also dealing with the backlog of foreclosures resulting from these delays and from the elevated level of foreclosures resulting from the housing market downturn.

Foreclosures generally take longer to complete in states where judicial foreclosures are required than in states where non-judicial foreclosures are permitted. For foreclosures completed in 2011, measuring from the last monthly period for which the borrowers fully paid their mortgages to when we added the related properties to our REO inventory, the average number of days it took to ultimately foreclose ranged from a low of 391 days in Missouri, a non-judicial foreclosure state, to a high of 890 days in Florida, a judicial foreclosure state. As of December 31, 2011, Florida accounted for 30% of our loans that were in the foreclosure process.

The slow pace of foreclosures has significantly impacted our ability to reduce our serious delinquency rate. The serious delinquency rate for our single-family conventional loans decreased from 5.38% as of December 31, 2009 to 3.91% as of December 31, 2011, driven by our home retention solutions, as well as foreclosure alternatives and completed foreclosures. The decrease is also attributable to our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans are now more than 50% of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent. While workouts reduced our population of seriously delinquent loans, for some seriously delinquent loans no workout solution is viable. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last year than it would have if the pace of foreclosures had been faster. Extended foreclosure timelines also increase our costs of holding loans in the foreclosure process. In addition, to the extent home prices decline while foreclosure proceedings are drawn out, the proceeds we ultimately receive from the sale of the foreclosed properties will be lower. We believe the changes in the foreclosure environment discussed above will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses. Moreover, we believe these conditions will delay the recovery of the housing market because it will take longer to clear the market’s supply of distressed homes. Distressed homes typically sell at a discount compared to non-distressed homes and, therefore, a lingering population of distressed homes will continue to negatively affect overall home prices. See “Risk Factors” for further information about the potential impact of the foreclosure process deficiencies and resulting changes in the foreclosure environment on our business, results of operations, financial condition and net worth.

Improving Servicing Standards and Execution.    The performance of our mortgage servicers is critical to our success in reducing defaults, completing foreclosure alternatives and managing workout and foreclosure timelines efficiently, because servicers are the primary point of contact with borrowers. Improving servicing standards is therefore a key aspect of our strategy to reduce our credit losses. We are taking a number of steps to improve the servicing of our delinquent loans.

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

•

In some cases, we transfer servicing on loan populations that include loans with higher-risk characteristics to special servicers with whom we have worked to develop high-touch protocols for servicing these loans. These protocols include lowering the ratio of loans per servicer employee, prescribing borrower outreach strategies to be used at early stages of delinquency, and providing distressed borrowers a single point of contact to resolve issues. Transferring servicing on higher-risk loans enables the borrowers (and loans) to benefit from these high-touch protocols while increasing the original servicer’s capacity to service the remaining loans, creating an opportunity to improve service to the remaining borrowers.

•

In September 2011, we issued our first ratings of servicers’ performance under our Servicer Total Achievement and Rewards (“STAR”) program. The STAR program is designed to encourage improvements in customer service and foreclosure prevention outcomes for homeowners by rating servicers on their performance in these areas.

While we believe these steps will improve the servicing of our loans, ultimately we are dependent on servicers’ willingness, efficiency and ability to implement our home retention solutions and foreclosure alternatives, and to manage timelines for workouts and foreclosures.

Managing Our REO Inventory.    Efficient management of our REO inventory of homes acquired through deed-in-lieu of foreclosure or foreclosure is another critical element of our strategy for reducing credit losses. Since January 2009, we have strengthened our REO sales capabilities by increasing resources, as we continue to manage our REO inventory to minimize costs and maximize sales proceeds. As Table 4 shows, the volume of our property dispositions increased in 2010 and 2011.

Neighborhood stabilization is a core principle in our approach to managing our REO inventory. As a result, we seek to keep properties in good condition and, in some cases, repair them to make them more marketable. Our goal is to obtain the highest price possible for the properties we sell. In 2011, we completed repairs to approximately 89,800 properties sold from our single-family REO inventory, at an average cost of approximately $6,200 per property. Repairing REO properties increases sales to owner occupants and increases financing options for REO buyers. In addition, we encourage homeownership through our “First Look” marketing period. During this “First Look” period, owner occupants, some nonprofit organizations and public entities may submit offers and purchase properties without competition from investors. Approximately 145,000 of the 244,000 single-family properties we sold in 2011 were purchased by owner occupants, nonprofit organizations or public entities.

We currently lease properties to tenants who occupied the properties before we acquired them into our REO inventory, which can minimize disruption by providing additional time to find alternate housing, help stabilize local communities, provide us with rental income, and support our compliance with federal and state laws protecting tenants in foreclosed properties. As of December 31, 2011, over 9,000 tenants leased our REO properties.

The changing foreclosure environment discussed above has delayed our acquisitions of REO properties. Given the large number of seriously delinquent loans in our single-family guaranty book of business and the large existing and anticipated supply of single-family homes in the market, we expect it will take years before our REO inventory approaches pre-2008 levels.

In February 2012, FHFA announced that it was beginning the pilot phase of an REO initiative that will allow qualified investors to purchase pools of foreclosed properties from us with the requirement to rent the purchased properties for a specified number of years. During the pilot phase, we will offer for sale pools of various types of assets including rental properties, vacant properties and nonperforming loans with a focus on the hardest-hit areas. The pilot transactions are expected to provide insight into how the participation of private investors can maximize the value of foreclosed properties and stabilize communities. We do not yet know whether this initiative will have a material impact on our future REO sales and REO inventory levels.

Pursuing Contractual Remedies.    We conduct targeted reviews of our loans and, when we discover loans that do not meet our underwriting or eligibility requirements, we may make demands for lenders to repurchase these loans or compensate us for losses sustained on the loans. We also make demands for lenders to repurchase or compensate us for loans for which the mortgage insurer rescinds coverage. The volume of our repurchase requests remained high in 2011, and we expect it to continue to remain high.

We requested lenders to repurchase from us or reimburse us for losses associated with loans with an unpaid principal balance of $23.8 billion during 2011. As of December 31, 2011, approximately 57% of these requests had been successfully resolved through repurchase, reimbursement or other remedies, and approximately 40% remained outstanding. Also as of December 31, 2011, approximately 90% of the $13.1 billion in repurchase requests we made in 2010, as measured by unpaid principal balance, had been successfully resolved, and approximately 5% remained outstanding. During 2011, lenders repurchased from us or reimbursed us for losses on approximately $11.5 billion in loans, measured by unpaid principal balance, pursuant to their contractual obligations. In addition, as of December 31, 2011, we had outstanding requests for lenders to repurchase from us or reimburse us for losses on $10.4 billion in loans, of which 30% had been outstanding for more than 120 days.

These dollar amounts represent the unpaid principal balance of the loans underlying the repurchase requests, not the actual amounts we have received or requested from the lenders. When lenders pay us for these requests, they pay us either to repurchase the loans or else to make us whole for our losses in cases where we have acquired and disposed of the property underlying the loans. Make-whole payments are typically for less than the unpaid principal balance because we have already recovered some of the original unpaid loan balance through the sale of the REO. As a result, our actual cash receipts relating to these outstanding repurchase requests are significantly lower than the unpaid principal balance of the loans.

In cases where a lender fails to timely honor its repurchase obligations to us, we may take additional steps to address the issue, including requiring the lender to post collateral, suspending all or a portion of our agreements with the lender, or even terminating our arrangements to acquire new loans from them. We discuss our repurchase requests and the steps we may take to address lenders’ failures to honor their repurchase obligations in “MD&A—Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Seller/Servicers.”

We are also pursuing contractual remedies from providers of credit enhancement on our loans, including mortgage insurers. We received proceeds under our mortgage insurance policies for single-family loans of $5.8 billion in 2011. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk

Management” for a discussion of our repurchase and reimbursement requests and outstanding receivables from mortgage insurers, as well as the risk that one or more of these counterparties fails to fulfill its obligations to us.

Impact of Our Actions to Reduce Our Credit Losses.    We believe the actions we have taken to stabilize the housing market and minimize our credit losses will reduce our future credit losses below what they otherwise would have been. However, continuing change in broader market conditions makes it difficult to predict how effective these actions ultimately will be in reducing our credit losses. Moreover, it will be difficult to measure the ultimate impact of our actions, given that current conditions in the housing market are unprecedented.

For more information on the strategies and actions we are taking to minimize our credit losses, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Credit Performance

Table 4 presents information for each quarter of 2011 and for 2010 about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The workout information in Table 4 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 4:    Credit Statistics, Single-Family Guaranty Book of Business(1)

	2011					2010
	Full					Full
	Year	Q4	Q3	Q2	Q1	Year
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	3.91%	3.91%	4.00%	4.08%	4.27%	4.48%
Seriously delinquent loan count	690,911	690,911	708,847	729,772	767,161	801,640
Nonperforming loans(3)	$248,379	$248,379	$248,134	$245,848	$248,444	$251,631
Foreclosed property inventory:
Number of properties	118,528	118,528	122,616	135,719	153,224	162,489
Carrying value	$9,692	$9,692	$11,039	$12,480	$14,086	$14,955
Combined loss reserves(4)	$71,512	$71,512	$70,741	$68,887	$66,240	$60,163
Total loss reserves (5)	$75,264	$75,264	$73,973	$73,116	$70,466	$64,469
During the period:
Foreclosed property (number of properties):
Acquisitions(6)	199,696	47,256	45,194	53,697	53,549	262,078
Dispositions	(243,657)	(51,344)	(58,297)	(71,202)	(62,814)	(185,744)
Credit-related expenses(7)	$27,218	$5,397	$4,782	$5,933	$11,106	$26,420
Credit losses(8)	$18,346	$4,548	$4,384	$3,810	$5,604	$23,133
Loan workout activity (number of loans):
Home retention loan workouts(9)	248,658	60,453	68,227	59,019	60,959	440,276
Short sales and deeds-in-lieu of foreclosure	79,833	22,231	19,306	21,176	17,120	75,391

Total loan workouts	328,491	82,684	87,533	80,195	78,079	515,667

Loan workouts as a percentage of delinquent loans in our guaranty book of business(10)	27.05%	27.24%	28.39%	25.71%	25.01%	37.30%

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

(3)

Represents the total amount of nonperforming loans including troubled debt restructurings and HomeSaver Advance (“HSA”) first-lien loans. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. HSA first-lien loans are unsecured personal loans in the amount of past due payments used to bring mortgage loans current. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due. In December 2011, we changed our definition of “total nonperforming loans.” Under our new definition, we no longer reflect in this amount (1) our allowance for loan losses or (2) our allowance for accrued interest receivable related to these individually impaired loans. The amounts we report for prior periods have been revised from amounts we previously disclosed as a result of this change.

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

Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is the result of home retention solutions, as well as foreclosure alternatives and completed foreclosures. The decrease is also attributable to our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans are now more than 50% of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent.

Although our single-family serious delinquency rate has decreased significantly since the first quarter of 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent has been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. As described in “Reducing Credit Losses on Our Legacy Book of Business—Managing Timelines for Workouts and Foreclosures,” high levels of foreclosures, continuing issues in the servicer foreclosure process and new legislative, regulatory and judicial requirements have lengthened the time it takes to foreclose on a mortgage loan in many states. We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, the volume of loan modifications, and the extent to which borrowers with modified loans continue to make timely payments.

We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Liquidity

During 2011, we issued a variety of non-callable and callable debt securities in a wide range of maturities to achieve cost-efficient funding and to extend our debt maturity profile. We believe that our ready access to debt funding since the beginning of 2009 has been primarily due to the actions taken by the federal government to support us and the financial markets. Accordingly, we believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially and adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition, results of operations and ability to continue as a going concern. Demand for our debt securities could decline in the future, as the Administration, Congress and our regulators debate our future. See “MD&A—Liquidity and Capital Management—Liquidity Management” for more information on our debt funding activities and “Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt securities to fund our operations.

Outlook

Overall Market Conditions.    We expect weakness in the housing and mortgage markets to continue in 2012. The high level of delinquent mortgage loans will ultimately result in high levels of foreclosures, which is likely to add to the excess housing inventory.

We expect that single-family default and severity rates, as well as the level of single-family foreclosures, will remain high in 2012. Despite signs of multifamily sector improvement at the national level, we expect multifamily charge-offs in 2012 to remain generally commensurate with 2011 levels as certain local markets and properties continue to exhibit weak fundamentals. Conditions may worsen if the unemployment rate increases on either a national or regional basis.

We expect that changes to HARP announced in October 2011, which we discuss in “Making Home Affordable Program,” will result in our acquiring more refinancings in 2012 than we would have acquired in the absence of the changes. However, we expect fewer refinancings overall in 2012 than in 2011 because a high number of mortgages have already refinanced to low rates in recent years. As a result, we expect our loan acquisitions for 2012 will be lower than in 2011. Our loan acquisitions also could be negatively affected by the decrease in the maximum size of loans we may acquire in specified high-cost areas from $729,750 to $625,500 beginning in the fourth quarter of 2011. As our acquisitions decline, our future revenues will be negatively impacted.

We estimate that total originations in the U.S. single-family mortgage market in 2012 will decrease from 2011 levels by approximately 23%, from an estimated $1.4 trillion to an estimated $1.1 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $896 billion to approximately $568 billion. Refinancings comprised approximately 76% of our single-family business volume in 2011, compared with 78% in 2010.

Home Price Declines.    We estimate that U.S. home prices have declined by 23% from their peak in the third quarter of 2006. While the rate of decline in home prices has moderated in recent quarters, we expect that home prices on a national basis will decline further before stabilizing in 2013. We currently expect a peak-to-trough home price decline on a national basis ranging from 23% to 30%, but believe that it would take the occurrence of an additional adverse economic event to reach the high end of the range. Future home price changes may be very different from our estimates as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, mortgage finance programs and policies and housing finance reform; the management of the Federal Reserve’s MBS holdings; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our estimates of home price declines are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. Our 23% to 30% peak-to-trough home price decline estimate corresponds to an approximate 32% to 40% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas the S&P/Case-Shiller index weights expectations based on property value, causing home price changes on higher priced homes to have a greater effect on the overall result; and (2) the S&P/Case-Shiller index includes sales of foreclosed homes while our estimates attempt to exclude foreclosed home sales, because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values. We believe, however, that the impact of sales of foreclosed homes is indirectly reflected in our estimates as a result of their impact on the pricing of non- distressed sales. We estimate S&P/Case-Shiller comparison numbers by adjusting our internal home price estimates to compensate for the principal differences—weighting based on property value and including foreclosed property sales. In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not adjusted to compensate for this data pool difference.

Credit-Related Expenses and Credit Losses.    Our credit-related expenses, which include our provision for credit losses, reflect our recognition of losses on our loans. Through our provision for credit losses, we recognize credit-related expenses on loans in the period in which we determine that we have incurred a probable loss on the loans as of the end of the period, or in which we have granted concessions to the borrowers. Accordingly, our credit-related expenses in each period are affected by changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures we complete, and estimated recoveries from our lender and mortgage insurer counterparties. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, when foreclosure sales are completed or when we accept short sales or deeds-in-lieu of foreclosure. We expect that our credit-related expenses will remain high in 2012 but that, overall, our credit-related expenses will be lower in 2012 than in 2011. We expect our credit losses in 2012 to remain high. To the extent delays in foreclosures continue in 2012, our realization of some credit losses will be delayed. We further describe our credit loss outlook in “Our Strong New Book of Business and Expected Losses on our Legacy Book of Business—Expected Losses on Our Legacy Book of Business.”

Uncertainty Regarding our Long-Term Financial Sustainability and Future Status.    There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses and credit losses to vary significantly from our current expectations. Although Treasury’s funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial. We do not expect to earn profits in excess of our annual dividend obligation to Treasury for the indefinite future. In his February 2012 letter to Congress, the Acting Director of FHFA wrote, “[I]t is clear that the draws [Fannie Mae and Freddie Mac] have taken from the Treasury are so large they cannot be repaid under any foreseeable scenarios.” We expect to request additional draws under the senior preferred stock purchase agreement in future periods, which will further increase the dividends we owe to Treasury on the senior preferred stock. We expect that, over time, our dividend obligation to Treasury will constitute an increasing portion of our future draws under the senior preferred stock purchase agreement. As a result of these factors, there is significant uncertainty about our long-term financial sustainability.

In addition, there is significant uncertainty regarding the future of our company, including how long the company will continue to be in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. We expect this uncertainty to continue. In February 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report states that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and

Freddie Mac. The report emphasizes the importance of providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. On February 2, 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, in the spring of 2012 and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012.

We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. See “Legislative and Regulatory Developments” for a discussion of recent legislative reform of the financial services industry and proposals for GSE reform that could affect our business. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company.

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

Purchases of Loans from our MBS Trusts

Under the terms of our MBS trust documents, we have the option or, in some instances, the obligation, to purchase mortgage loans that meet specific criteria from an MBS trust. For example, we have the option under the terms of the trust documents to purchase a loan from an MBS trust if the loan is delinquent as to four or more consecutive monthly payments. We generally have the obligation to purchase a mortgage loan from an MBS trust when the mortgage loan is delinquent as to 24 consecutive monthly payments. Our acquisition cost for these loans is the unpaid principal balance of the loan plus accrued interest.

In deciding whether and when to exercise our option to purchase a loan from a single-family MBS trust, we consider a variety of factors, including: our legal ability to purchase loans under the terms of the trust documents; whether we have agreed to modify the loan, which we cannot do while it remains in the trust; our mission and public policy; our loss mitigation strategies and the exposure to credit losses we face under our guaranty; our cost of funds; the impact on our results of operations; relevant market yields; the accounting impact; the administrative costs associated with purchasing and holding the loans; counterparty exposure to lenders that have agreed to cover losses associated with delinquent loans; and general market conditions. The weight we give to these factors changes depending on market circumstances and other factors.

The cost of purchasing most delinquent loans from Fannie Mae MBS trusts and holding them in our portfolio is currently less than the cost of advancing delinquent payments to security holders. We generally purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent. During 2011, we purchased approximately $67 billion in delinquent loans from our single-family MBS trusts. We expect to continue purchasing loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other constraints, including the limit on the amount of mortgage assets that we may own pursuant to the senior preferred stock purchase agreement.

For our multifamily MBS trusts, we typically exercise our option to purchase a loan from the trust if the loan is delinquent, in whole or in part, as to four or more consecutive monthly payments.

Single-Class and Multi-Class Fannie Mae MBS

Fannie Mae MBS trusts may be single-class or multi-class. Single-class MBS are MBS in which the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issuance. Multi-class MBS are MBS, including Real Estate Mortgage Investment Conduits (“REMICs”), in which the cash flows on the underlying mortgage assets are divided, creating several classes of securities, each of which represents an undivided beneficial ownership interest in the assets of the related MBS trust and entitles the related holder to a specific portion of cash flows. Terms to maturity of some multi-class Fannie Mae MBS, particularly REMIC classes, may match or be shorter than the maturity of the underlying mortgage loans and/or mortgage-related securities. After these classes expire, cash flows received on the underlying mortgage assets are allocated to the remaining classes in accordance with the terms of the securities’ structures. As a result, each of the classes in a multi-class MBS may have a different coupon rate, average life, repayment sensitivity or final maturity. Structured Fannie Mae MBS are either multi-class MBS or single-class MBS that are typically resecuritizations of other single-class Fannie Mae MBS. In a resecuritization, pools of MBS are collected and securitized.

BUSINESS SEGMENTS

We have three business segments for management reporting purposes: Single-Family Credit Guaranty, Multifamily, and Capital Markets. In this report we refer to our business groups that run these segments as our “Single-Family business,” our “Multifamily business” and our “Capital Markets group.” These groups engage in complementary business activities in pursuing our mission of providing liquidity, stability and affordability to the

U.S. housing market. These activities are summarized in the table below and described in more detail following this table. We also summarize in the table below the key sources of revenue for each of our segments and the primary expenses.

Business Segment	Primary Business Activities	Primary Revenues	Primary Expenses
Single-Family Credit Guaranty, or Single-Family

• Mortgage securitizations: Works with our lender customers to securitize single-family mortgage loans delivered to us by lenders into Fannie Mae MBS in lender swap transactions

• Mortgage acquisitions: Works with our Capital Markets group to facilitate the purchase of single-family mortgage loans

• Credit risk management: Prices and manages the credit risk on loans in our single-family guaranty book of business

• Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through foreclosure alternatives, through management of foreclosures and REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement

• Guaranty fees: Compensation for assuming and managing the credit risk on our single-family guaranty book of business

• Interest income not recognized: Consists of reimbursement costs for interest income not recognized for loans on nonaccrual status in our mortgage portfolio or in consolidated trusts, which are recorded as a reduction to our interest income

• Fee and other income: Compensation received for providing lender services

• Credit-related expenses: Consists of provision for single-family loan losses, provision for single-family guaranty losses and foreclosed property expense on loans underlying our single-family guaranty book of business

• Administrative expenses: Consists of salaries and benefits, occupancy costs, professional services, and other expenses associated with the Single-Family business operations

Multifamily

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

• Credit risk management: Prices and manages the credit risk on loans in our multifamily guaranty book of business

• Credit loss management: Works to prevent foreclosures and reduce costs of defaulted loans through foreclosure alternatives, through management of foreclosures and REO, and through pursuing contractual remedies from lenders, servicers and providers of credit enhancement

• Guaranty fees: Compensation for assuming and managing the credit risk on our multifamily guaranty book of business

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
Capital Markets

• Mortgage and other investments: Purchases mortgage assets and makes investments in non-mortgage interest-earning assets

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

Revenues from our Business Segments

The following table displays the percentage of our total net revenues accounted for by our business segments for each of the last three years. Our prospective adoption in 2010 of revised accounting guidance on the consolidation of variable interest entities (“consolidation accounting guidance”) and transfers of financial assets had a significant impact on our financial statements. Also effective in 2010, we changed the presentation of segment financial information that is currently evaluated by management. As a result, our 2010 and 2011 segment results are not comparable to prior years’ segment results. We have not restated prior years’ results, nor have we presented 2010 and 2011 results under the old presentation, because we determined that it was impracticable to do so. For more information about changes in our segment reporting and the financial results and performance of each of our segments, please see “MD&A—Business Segment Results” and “Note 14, Segment Reporting.”

Business Segment Revenues(1)

	For the Year Ended December 31,
	2011(2)	2010(2)	2009
Single-Family Credit Guaranty	28%	12%	39%
Multifamily(3)	5	5	3
Capital Markets	63	77	58

(1)	Amounts presented represent the percentage of our total net revenues accounted for by each of our business segments.

(2)

Segment results for 2011 and 2010 are not comparable with 2009 and prior years’ results. In addition, under our current segment reporting structure, the sum of net revenues for our three business segments does not equal our consolidated total net revenues because we separate the activity related to our consolidated trusts from the results generated by our three segments.

(3)	These amounts do not include the net interest income we earn on our multifamily investments in our mortgage portfolio, which is reflected in the revenues of our Capital Markets segment.

Under the terms of our intracompany guaranty arrangement, Capital Markets receives reimbursements primarily from Single-Family for the contractual interest due on mortgage loans held in our portfolio when interest income on the loans is no longer recognized in accordance with our nonaccrual accounting policy. As a result, the substantial increase in the number of nonaccrual loans purchased from our consolidated MBS trusts beginning in 2010 significantly increased Capital Markets’ net revenue in 2010, while reducing the net revenues of Single-Family.

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

A single-family loan is secured by a property with four or fewer residential units. Our Single-Family business and Capital Markets group securitize and purchase primarily conventional (not federally insured or guaranteed) single-family fixed-rate or adjustable-rate, first-lien mortgage loans, or mortgage-related securities backed by these types of loans. We also securitize or purchase loans insured by FHA, loans guaranteed by the Department of Veterans Affairs (“VA”), loans guaranteed by the Rural Development Housing and Community Facilities Program of the Department of Agriculture (the “Department of Agriculture”), manufactured housing loans, subordinate-lien mortgage loans (for example, loans secured by second liens) and other mortgage-related securities.

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

We describe the credit risk management process employed by our Single-Family business, including its key strategies in managing credit risk and key metrics used in measuring and evaluating our single-family credit risk in “MD&A—Risk Management—Credit Risk Management—Single-Family Credit Risk Management.”

Single-Family Mortgage Securitizations and Acquisitions

Our Single-Family business securitizes single-family mortgage loans and issues single-class Fannie Mae MBS, which are described above in “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS,” for our lender customers. Unlike our Capital Markets group, which securitizes loans from our portfolio, our Single-Family business securitizes loans solely in lender swap transactions, in which lenders deliver to us pools of mortgage loans, which are placed immediately in a trust, in exchange for Fannie Mae MBS backed by these loans. We describe lender swap transactions, and how they differ from portfolio securitizations, in “Mortgage Securitizations—Lender Swaps and Portfolio Securitizations.”

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

Single-Family Mortgage Servicing, REO Management, and Lender Repurchases

Servicing

Generally, the servicing of the mortgage loans held in our mortgage portfolio or that back our Fannie Mae MBS is performed by mortgage servicers on our behalf. Typically, lenders who sell single-family mortgage loans to us service these loans for us. For loans we own or guarantee, the lender or servicer must obtain our approval before selling servicing rights to another servicer.

Our mortgage servicers typically collect and deliver principal and interest payments, administer escrow accounts, monitor and report delinquencies, perform default prevention activities, evaluate transfers of ownership interests, respond to requests for partial releases of security, and handle proceeds from casualty and condemnation losses. Our mortgage servicers are the primary point of contact for borrowers and perform a key role in the effective implementation of our homeownership assistance initiatives, negotiation of workouts of troubled loans, and loss mitigation activities. If necessary, mortgage servicers inspect and preserve properties and process foreclosures and bankruptcies. Because we generally delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, our ability to actively manage troubled loans that we own or guarantee is limited. For more information on the risks of our reliance on servicers, refer to “Risk Factors” and “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management.”

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

We discuss steps we have taken in 2011 to improve the servicing of our delinquent loans in “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards.”

REO Management

In the event a loan defaults and we acquire a home through foreclosure or a deed-in-lieu of foreclosure, we market and sell the home through local real estate professionals. Our primary objectives are both to minimize the severity of loss to Fannie Mae by maximizing sales prices and also to stabilize neighborhoods—to prevent empty homes from depressing home values. In cases where the property does not sell, we use alternative methods of disposition, including selling homes to cities, municipalities and other public entities, and selling properties in bulk or through public auctions.

Lender Repurchase Evaluations

We conduct post-purchase quality control file reviews to ensure that loans sold to and serviced for us meet our guidelines. If we discover violations through reviews, we issue repurchase demands to the seller and seek to collect on our repurchase claims.

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

Our Multifamily business works with our lender customers to provide funds to the mortgage market by securitizing multifamily mortgage loans into Fannie Mae MBS. Through our Multifamily business, we provide liquidity and support to the U.S. multifamily housing market principally by securitizing or purchasing loans that finance multifamily rental housing properties. We also provide some limited debt financing for other construction and rehabilitation activity related to projects that complement this business. Our Multifamily business also works with our Capital Markets group to facilitate the purchase and securitization of multifamily mortgage loans and securities for Fannie Mae’s portfolio, as well as to facilitate portfolio securitization and resecuritization activities. Our multifamily guaranty book of business consists of multifamily mortgage loans underlying Fannie Mae MBS and multifamily loans and securities held in our mortgage portfolio. Our Multifamily business has primary responsibility for pricing the credit risk on our multifamily guaranty book of business and for managing the credit risk on multifamily loans and Fannie Mae MBS backed by multifamily loans that are held in our mortgage portfolio.

Revenues for our Multifamily business are derived from a variety of sources, including: (1) guaranty fees received as compensation for assuming the credit risk on the mortgage loans underlying multifamily Fannie Mae MBS and on the multifamily mortgage loans held in our portfolio and on other mortgage-related securities; (2) transaction fees associated with the multifamily business and (3) other bond credit enhancement related fees. Additionally, our Capital Markets group earns revenue that is related to our multifamily mortgage loans and securities held in our portfolio.

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

•

Number of lenders; lender relationships:    In 2011, we executed multifamily transactions with 33 lenders. Of these, 25 lenders delivered loans to us under our Delegated Underwriting and Servicing, or DUS®, product line. In determining whether to do business with a multifamily lender, we consider the lender’s financial strength, multifamily underwriting and servicing experience, portfolio performance and willingness and ability to share in the risk of loss associated with the multifamily loans they originate.

•

Loan size:    On average, loans in our multifamily guaranty book of business are several million dollars in size. A significant number of our multifamily loans are under $5 million, and some of our multifamily loans are greater than $25 million.

•

Collateral:    Multifamily loans are collateralized by properties that generate cash flows and effectively operate as businesses, such as garden and high-rise apartment complexes, seniors housing communities, cooperatives, dedicated student housing and manufactured housing communities.

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

•	Underwriting process: Multifamily loans require a detailed underwriting process due to factors that may include the size of the loan, the market, or the complexity of the collateral or transaction.

•	Term and lifecycle: In contrast to the standard 30-year single-family residential loan, multifamily loans typically have terms of 5, 7 or 10 years, with balloon payments due at maturity.

•

Prepayment terms:    Multifamily Fannie Mae loans and MBS trade in a market in which investors expect commercial investment terms, particularly limitations on prepayments of loans and the imposition of prepayment premiums.

Multifamily Mortgage Securitizations and Acquisitions

Our Multifamily business generally creates multifamily Fannie Mae MBS and acquires multifamily mortgage assets in the same manner as our Single-Family business, as described in “Single-Family Business—Mortgage Securitizations and Acquisitions.”

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

Fannie Mae MBS secured by DUS loans are typically backed by a single mortgage loan, which is often a fixed-rate loan. Structuring MBS to be backed by a single multifamily loan facilitates securitizations by our smaller lenders.

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

•

To meet the growing need for smaller multifamily property financing, we have a team that focuses on the purchase and guarantee of multifamily loans up to $3 million ($5 million in high income areas). We purchase these loans from DUS lenders as well as small community banks and nonprofits or similar entities. Over the years, we have been an active purchaser of these loans from both DUS and non-DUS lenders and, as of December 31, 2011, they represented 69% of our multifamily guaranty book of business by loan count and 16% based on unpaid principal balance.

•

To serve low- and very low-income households, we also have a team that focuses exclusively on relationships with lenders financing privately-owned multifamily properties that receive public subsidies in exchange for maintaining long-term affordable rents. We enable borrowers to leverage housing programs and subsidies provided by local, state and federal agencies. These public subsidy programs are largely targeted to providing housing to families earning less than 60% of area median income (as defined by HUD) and are structured to ensure that the low and very low-income households who benefit from the subsidies pay no more than 30% of their gross monthly income for rent and utilities. As of December 31, 2011, this type of financing represented approximately 14% of our multifamily guaranty book of business, based on unpaid principal balance, including $16.1 billion in bond credit enhancements.

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

•

MBS Trading.    We regularly enter into purchase and sale transactions with other market participants involving mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae, which we refer to as “agency MBS”. These transactions can provide for the future delivery of mortgage-backed securities with underlying loans that share certain general characteristics (often referred to as the “TBA market”). These purchase and sale transactions also can provide for the future delivery of specifically identified mortgage-backed securities with underlying loans that have other characteristics considered desirable by some investors (often referred to as the “Specified Pools market”). Through our trading activity in the TBA and Specified Pools markets, we provide significant liquidity to the agency MBS markets.

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

For a description of single-class Fannie Mae MBS, please see “Mortgage Securitizations—Single-Class and Multi-Class Fannie Mae MBS.”

Other Customer Services

Our Capital Markets group provides our lender customers with services that include offering to purchase a wide variety of mortgage assets, including non-standard mortgage loan products; segregating customer portfolios to obtain optimal pricing for their mortgage loans; and assisting customers with hedging their mortgage business. These activities provide a significant flow of assets for our mortgage portfolio, help to create a broader market for our customers and enhance liquidity in the secondary mortgage market.

Mortgage Asset Portfolio

Although our Capital Markets group’s business activities are focused on short-term financing and investing, revenue from our Capital Markets group is derived primarily from the difference, or spread, between the interest we earn on our mortgage and non-mortgage investments and the interest we incur on the debt we issue to fund these assets. Our Capital Markets revenues are primarily derived from our mortgage asset portfolio. Over time, we expect these revenues to decrease as the maximum allowable amount of mortgage assets we may own decreases each year to 90% of the amount we were permitted to own the previous year under our senior preferred stock purchase agreement with Treasury. See “Conservatorship and Treasury Agreements—Treasury Agreements—Covenants under Treasury Agreements” for more information on the decreasing limits on the amount of mortgage assets we are permitted to hold.

We describe the interest rate risk management process employed by our Capital Markets group, including its key strategies in managing interest rate risk and key metrics used in measuring and evaluating our interest rate risk, in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk.”

Investment and Financing Activities

Our Capital Markets group seeks to increase the liquidity of the mortgage market by maintaining a presence as an active investor in mortgage loans and mortgage-related securities and, in particular, supports the liquidity and value of Fannie Mae MBS in a variety of market conditions.

Our Capital Markets group funds its investments primarily through the issuance of a variety of debt securities in a wide range of maturities in the domestic and international capital markets. The most active investors in our debt securities include commercial bank portfolios and trust departments, investment fund managers, insurance companies, pension funds, state and local governments, and central banks. The approved dealers for underwriting various types of Fannie Mae debt securities may differ by funding program. See “MD&A—Liquidity and Capital Management—Liquidity Management” for information on the composition of our outstanding debt and a discussion of our liquidity and debt activity.

Our Capital Markets group’s investment and financing activities are affected by market conditions and the target rates of return that we expect to earn on the equity capital underlying our investments. Our investment activities also are subject to contractual limitations, including the provisions of the senior preferred stock agreement with Treasury, capital requirements (although our regulator has announced that these are not binding on us during conservatorship) and other regulatory constraints, to the extent described below under “Conservatorship and Treasury Agreements” and “Our Charter and Regulation of Our Activities.”

CONSERVATORSHIP AND TREASURY AGREEMENTS

Conservatorship

On September 6, 2008, the Director of FHFA appointed FHFA as our conservator, pursuant to its authority under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008, or 2008 Reform Act (together, the “GSE Act”). The conservatorship is a statutory process designed to preserve and conserve our assets and property and put the company in a sound and solvent condition.

The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our company and business, as well as the adverse effects of the conservatorship on the rights of holders of our common stock, please see “Risk Factors.”

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

Because we are in conservatorship, our common shareholders currently do not have the ability to elect directors or to vote on other matters. The conservator eliminated common and preferred stock dividends (other than dividends on the senior preferred stock issued to Treasury) during the conservatorship, and we are no longer managed with a strategy to maximize shareholder returns. In a letter to Congress dated February 2, 2010, the Acting Director of FHFA stated that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director also stated that FHFA does not expect that we will be a substantial buyer or seller of mortgages for our retained portfolio, except for purchases of delinquent mortgages out of our guaranteed MBS pools. For additional information about our business strategy and the goals of the conservatorship, please see “Executive Summary—Our Business Objectives and Strategy.”

Powers of the Conservator under the GSE Act

FHFA has broad powers when acting as our conservator. As conservator, FHFA can direct us to enter into contracts or enter into contracts on our behalf. Further, FHFA may transfer or sell any of our assets or liabilities (subject to limitations and post-transfer notice provisions for transfers of certain types of financial contracts), without any approval, assignment of rights or consent of any party. The GSE Act provides, however, that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae MBS trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of the company. As of February 29, 2012, FHFA has not exercised its power to transfer or sell our assets or liabilities. For more information on FHFA’s powers as conservator and the rules governing conservatorship and receivership operations for the GSEs, please see “Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—Receivership.”

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

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. The senior preferred stock purchase agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected in our consolidated balance sheet, prepared in accordance with GAAP, for the applicable fiscal quarter (referred to as the “deficiency amount”).

On December 24, 2009, the maximum amount of Treasury’s funding commitment to us under the senior preferred stock purchase agreement was increased pursuant to an amendment to the agreement. The amendment provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any net worth deficiencies attributable to periods during 2010, 2011 and 2012. If we do not have a positive net worth as of December 31, 2012, then the amount of funding available under the senior preferred stock purchase agreement after 2012 will be $124.8 billion ($200 billion less $75.2 billion in cumulative draws for net worth deficiencies through December 31, 2009). In the event we have a positive net worth as of December 31, 2012, then the amount of funding available after 2012 under the senior preferred stock purchase agreement will depend on the size of that positive net worth relative to the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, as follows:

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

In announcing the December 24, 2009 amendments to the senior preferred stock purchase agreement and to Treasury’s preferred stock purchase agreement with Freddie Mac, Treasury noted that the amendments “should leave no uncertainty about the Treasury’s commitment to support [Fannie Mae and Freddie Mac] as they continue to play a vital role in the housing market during this current crisis.” The senior preferred stock purchase agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. We discuss our net worth deficits and FHFA’s requests on our behalf for funds from Treasury in “Executive Summary—Summary of our Financial Performance for 2011.”

We were scheduled to begin paying a quarterly commitment fee to Treasury under the senior preferred stock purchase agreement on March 31, 2011; however, Treasury waived the quarterly commitment fee for each quarter of 2011 and the first quarter of 2012 due to the continued fragility of the mortgage market and Treasury’s belief that the imposition of the quarterly commitment fee would not generate increased compensation for taxpayers. In its notification to FHFA that it had waived the quarterly commitment fee for the first quarter of 2012, Treasury indicated that it will reevaluate the situation during the next calendar quarter to determine whether the quarterly commitment fee should then be set. The agreement provides that Treasury may waive the periodic commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market.

The senior preferred stock purchase agreement provides that the amount of the quarterly commitment fee is to be set not later than December 31, 2010 with respect to the ensuing five-year period, is to be reset for every five years thereafter, and is to be determined with reference to the market value of Treasury’s funding commitment to Fannie Mae as then in effect. The agreement also provides that the amount of the quarterly commitment fee is to be mutually agreed by Treasury and Fannie Mae, subject to their reasonable discretion and in consultation with the Chairman of the Federal Reserve. As of February 29, 2012, the quarterly commitment fee for the initial five-year period had not yet been established.

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

Senior Preferred Stock

Pursuant to the senior preferred stock purchase agreement, we issued one million shares of senior preferred stock to Treasury on September 8, 2008 with an aggregate initial liquidation preference of $1.0 billion. The stock’s liquidation preference is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the senior preferred stock purchase agreement and any quarterly commitment fees that are either not paid in cash to Treasury or not waived by Treasury will be added to the liquidation preference. Accordingly, the aggregate liquidation preference of the senior preferred stock was $112.6 billion as of December 31, 2011 and will increase to $117.1 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of December 31, 2011.

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

•

Mortgage Asset Limit.    We are restricted in the amount of mortgage assets that we may own. The maximum allowable amount was reduced by $81 billion to $729 billion on December 31, 2011. On each December 31 thereafter, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. Accordingly, the maximum allowable amount of mortgage assets we may own on December 31, 2012 is $656.1 billion. The definition of mortgage asset is based on the unpaid principal balance of such assets and does not reflect market valuation adjustments, allowance for loan losses, impairments, unamortized premiums and discounts and the impact of our consolidation of variable interest entities. Under this definition, our mortgage assets on December 31, 2011 were $708.4 billion. We disclose the amount of our mortgage assets on a monthly basis under the caption “Gross Mortgage Portfolio” in our Monthly Summaries, which are available on our Web site and announced in a press release.

•

Debt Limit.    We are subject to a limit on the amount of our indebtedness. Our debt limit in 2011 was $972 billion and in 2012 is $874.8 billion. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. The definition of indebtedness for purposes of our debt cap is based on the par value of each applicable loan and does not reflect the impact of consolidation of variable interest entities. Under this definition, our indebtedness as of December 31, 2011 was $742.3 billion. We disclose the amount of our indebtedness on a monthly basis under the caption “Total Debt Outstanding” in our Monthly Summaries, which are available on our Web site and announced in a press release.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

GSE Reform

Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010, calls for enactment of meaningful structural reforms of Fannie Mae and Freddie Mac. The Dodd-Frank Act also required the Treasury Secretary to submit a report to Congress with recommendations for ending the conservatorships of Fannie Mae and Freddie Mac.

In February 2011, Treasury and HUD released their report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions.

The report identifies a number of policy steps that could be used to wind down Fannie Mae and Freddie Mac, reduce the government’s role in housing finance and help bring private capital back to the mortgage market. These steps include (1) increasing guaranty fees, (2) gradually increasing the level of required down payments so that any mortgages insured by Fannie Mae or Freddie Mac eventually have at least a 10% down payment, (3) reducing conforming loan limits to those established in the 2008 Reform Act, (4) encouraging Fannie Mae and Freddie Mac to pursue additional credit loss protection and (5) reducing Fannie Mae’s and Freddie Mac’s portfolios, consistent with Treasury’s senior preferred stock purchase agreements with the companies.

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

On February 2, 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, in the spring of 2012 and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012.

During 2011, Congress held hearings on the future status of Fannie Mae and Freddie Mac, and members of Congress offered legislative proposals relating to the future status of the GSEs. We expect hearings on GSE reform to continue in 2012 and additional legislation to be considered and proposals to be discussed, including proposals that would result in a substantial change to our business structure or that involve Fannie Mae’s liquidation or dissolution. Several bills have been introduced that would place the GSEs into receivership after a period of time and either grant federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or leave secondary mortgage market activities to entities in the private sector. For example, legislation has been introduced in both the House of Representatives and the Senate that would require FHFA to make a determination within two years of enactment regarding whether the GSEs were financially viable and, if the GSEs were determined not to be financially viable, to place them into receivership. As drafted, these bills may upon enactment impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and future liabilities.

In addition to bills that seek to resolve the status of the GSEs, numerous bills have been introduced and considered that could constrain the current operations of the GSEs or alter the existing authority that FHFA or Treasury has over the enterprises. For example, the Subcommittee on Capital Markets and Government Sponsored Enterprises of the House Financial Services Committee has approved bills that would:

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

Of these bills that passed at a subcommittee level, the only one that has passed the full committee is the bill that would put GSE employees on a government pay scale. We expect additional legislation relating to the GSEs to be introduced and considered by Congress in 2012. We cannot predict the prospects for the enactment, timing or content of legislative proposals concerning the future status of the GSEs, their regulation or operations.

In sum, there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. See “Risk Factors” for a discussion of the risks to our business relating to the uncertain future of our company. Also see “Risk Factors” for a discussion of how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including senior management.

Compensation

Legislation has been proposed in Congress that would alter the compensation programs for GSE employees. As discussed in “GSE Reform,” in 2011 the House Financial Services Committee passed a bill that would place all GSE employees on a pay scale similar to that provided for federal government employees. In addition, in 2012 the House and Senate passed separate versions of the STOCK Act to ban insider trading by members of Congress and other government officials, which included a provision prohibiting senior executives at the GSEs from receiving bonuses while the GSEs are in conservatorship. The two versions of the bill must now be reconciled and passed by each chamber before they are sent to the President for signature.

If legislation is adopted that results in a significant reduction in compensation to GSE employees, it could cause a substantial number of our most skilled and experienced employees to leave and further impair our ability to retain and attract employees in a competitive marketplace, as we discuss in “Risk Factors—Our business and results of operations may be materially adversely affected if we are unable to retain and hire qualified employees.” Additional legislative proposals related to compensation for GSE employees may be considered by Congress in 2012.

Financial Regulatory Reform Legislation: The Dodd-Frank Act

The Dodd-Frank Act is significantly changing the regulation of the financial services industry, including by its creation of new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. The Dodd-Frank Act will directly affect our business because new and additional regulatory oversight and standards will apply to us. We may also be affected by provisions of the Dodd-Frank Act and implementing regulations that impact the activities of our customers and counterparties in the financial services industry. Extensive regulatory guidance is still needed to implement and clarify many of the provisions of the Dodd-Frank Act and regulators have not completed the required administrative processes. It is therefore difficult to assess fully the impact of this legislation on our business and industry at this time. We discuss the potential risks to our business resulting from the Dodd-Frank Act in “Risk Factors.” Below we summarize some key provisions of the legislation, as well as some rules that have been proposed by various government agencies to implement provisions of the Dodd-Frank Act. We are currently evaluating these proposed rules and how they may impact our business and the housing finance industry.

Enhanced supervision and prudential standards.    The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), chaired by the Secretary of the Treasury, to ensure that all financial companies whose failure could pose a threat to the financial stability of the United States—not just banks—will be subject to strong oversight. Under the Dodd-Frank Act, the FSOC is responsible for designating systemically important nonbank financial companies, while the Federal Reserve is to establish stricter prudential standards that will apply to certain bank holding companies and to systemically important nonbank financial companies. The Federal Reserve must establish standards related to risk-based capital, leverage limits, liquidity, credit concentrations, resolution plans, reporting credit exposures and other risk management measures. On December 20, 2011, the Board of Governors of the Federal Reserve System issued proposed rules addressing a number of these enhanced prudential standards. The Federal Reserve may also impose other standards related to contingent capital, enhanced public disclosure, short-term debt limits and other requirements as appropriate.

The FSOC has issued two notices of proposed rulemaking, most recently on October 11, 2011, describing the framework, process and criteria that will inform the FSOC’s designation of systemically important nonbank financial companies. Under the proposed rule, the FSOC will make such a designation if it determines that material financial distress at the nonbank financial company, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the activities of the company, could pose a threat to the financial stability of the United States. FSOC action on the final designation criteria and process is expected this year. If we are designated as a systemically important nonbank financial company, we may become subject to certain enhanced prudential standards established by the Federal Reserve.

Depending on the scope and final form of these enhanced standards, and the extent to which they apply to our customers and other counterparties, their adoption and application could increase our costs and may adversely affect demand for our debt and Fannie Mae MBS.

Minimum Capital and Margin Requirements; Swap Transactions.    The Dodd-Frank Act requires certain institutions meeting the definition of “swap dealer” or “major swap participant” to register with the Commodity Futures Trading Commission (the “CFTC”). The CFTC and SEC have issued a joint proposed rule that would, among other things, establish the definition of “major swap participant.” If we are determined to be a major swap participant, minimum capital and margin requirements would apply to our swap transactions, including transactions that are not subject to clearing. On April 28, 2011, the CFTC proposed rules governing minimum capital and margin requirements for swap dealers and major swap participants engaging in derivative trades that are not submitted for clearing to a derivatives clearing organization (“uncleared trades”). On April 12, 2011, the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), FHFA, the Farm Credit Administration and the Office of the Comptroller of the Currency proposed rules under the Dodd-Frank Act governing margin and capital requirements applicable to entities that are subject to their oversight. These proposed rules would require that, for all uncleared trades, we collect from our counterparties and provide to our counterparties collateral in excess of the amounts we have historically collected or provided, regardless of whether we are deemed to be a major swap participant. In addition, even if we are not deemed to be a major swap participant, the Dodd-Frank Act includes provisions that may require us to submit new swap transactions for clearing to a derivatives clearing organization.

Ability to Repay.    The Dodd-Frank Act requires creditors to determine that borrowers have a “reasonable ability to repay” mortgage loans prior to making such loans. On April 19, 2011, the Federal Reserve Board issued a proposed rule pursuant to the Dodd-Frank Act that, among others things, requires creditors to determine a borrower’s “ability to repay” a mortgage loan under Regulation Z, which implements the Truth in Lending Act. If a creditor fails to comply, a borrower may be able to offset amounts owed as part of a foreclosure or recoup monetary damages. The proposed rule offers several options for complying with the ability to repay requirement, including making loans that meet certain terms and characteristics (so-called “qualified mortgages”), which may provide creditors with special protection from liability. As proposed, a loan is generally a qualified mortgage if, among other things, the borrower’s income and assets are verified, the loan term does not exceed 30 years, the loan is fully amortizing with no negative amortization, interest-only or balloon features, and the loan is underwritten at the maximum interest rate applicable in the first five years of the loan, taking into account all mortgage-related obligations.

Risk Retention.    The Dodd-Frank Act requires financial regulators to jointly prescribe regulations requiring securitizers and/or originators to maintain a portion of the credit risk in assets transferred, sold or conveyed through the issuance of asset-backed securities, with certain exceptions. On March 29, 2011, the Office of the Comptroller of the Currency, the Federal Reserve System, the Federal Deposit Insurance Corporation, the U.S. Securities and Exchange Commission, FHFA and HUD issued a joint proposed rule implementing these risk retention requirements. Under the proposed rule, securitizers would be required to retain at least 5% of the credit risk with respect to the assets they securitize. The proposed rule offers several options for compliance by parties with assets to securitize, one of which is to have either Fannie Mae or Freddie Mac securitize the assets. As long as Fannie Mae or Freddie Mac (1) fully guarantees the assets, thereby taking on 100% of their credit risk, and (2) is in conservatorship or receivership at the time the assets are securitized, no further retention of credit risk is required. Certain mortgage loans meeting the definition of a “Qualified Residential Mortgage” are exempt from the requirements of the rule. Only mortgage loans that are first-lien mortgages on primary residences with loan-to-value ratios not exceeding 80% (75% for refinancings and 70% for cash-out refinancings) and that meet certain other underwriting requirements, would meet the definition of “Qualified Residential Mortgage” under the proposal.

Changes to Our Single-Family Guaranty Fee Pricing and Revenue

In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. FHFA has announced that, effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization will increase by 10 basis points. FHFA is analyzing whether additional guaranty fee increases may be necessary to comply with the law.

Consistent with the recommendation in the Administration’s report on ending the conservatorships of Fannie Mae and Freddie Mac and the February 21, 2012 letter from the Acting Director of FHFA to Congress, we expect that our single-family guaranty fees will increase in the future. We expect our future guaranty fees will incorporate private sector pricing considerations such as geographic pricing that contemplates differences in foreclosure laws across the states, pricing indicative of higher required minimum capital levels, and more significant pricing differentiation between higher-risk and lower-risk loans. These changes would be in addition to increases required in the recently enacted law, although we do not know the timing, form or extent of all of these changes.

Discontinuation of Our Retained Attorney Network

In October 2011, FHFA directed us to phase out the practice of requiring mortgage servicers to use our network of retained attorneys to perform default- and foreclosure-related legal services for our loans. FHFA also directed us to work with Freddie Mac, through FHFA’s Servicing Alignment Initiative, to develop and implement consistent requirements, policies and processes for default- and foreclosure-related legal services. As set forth in FHFA’s directive, we will conduct these activities over a transitional period and will seek to minimize disruption to pending matters. During the transitional period, servicers will continue to be directly responsible for managing the foreclosure process and monitoring network firm performance, in accordance with our current requirements and contractual arrangements. Phasing out the use of our retained attorney network may make it more difficult for us to oversee the performance of default- and foreclosure-related legal services for our loans, which may adversely impact our efforts to reduce our credit losses.

For information on additional regulatory matters affecting us, refer to “Our Charter and Regulation of Our Activities.”

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

The national conforming loan limit for mortgages that finance one-family residences is $417,000 in 2012, as it was in 2011 and 2010, with higher limits for mortgages secured by two- to four-family residences and in four statutorily-designated states and territories (Alaska, Hawaii, Guam and the U.S. Virgin Islands). Higher loan limits also apply in high-cost areas (counties or county-equivalent areas) that are designated by FHFA annually. Our charter sets permanent loan limits for high-cost areas up to 150% of the national loan limit ($625,500 for a one-family residence; higher for two- to four-family residences and in the four statutorily-designated states and territories). A series of legislative acts temporarily increased our loan limits beginning in early 2008 in high-cost areas to up to 175% of the national loan limit ($729,750 for a one-family residence; higher for two- to four-family residences and in the four statutorily-designated states and territories). This temporary increase, which is no longer in effect, applied to loans originated through September 30, 2011.

No statutory limits apply to the maximum original principal balance of multifamily mortgage loans that we purchase or securitize. In addition, the Charter Act imposes no maximum original principal balance limits on loans we purchase or securitize that are insured by FHA or guaranteed by the VA.

•

Loan-to-Value and Credit Enhancement Requirements.    The Charter Act generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has a loan-to-value ratio over 80% at the time of purchase. We also do not purchase or securitize second lien single-family mortgage loans when the combined loan-to-value ratio exceeds 80%, unless the second lien mortgage loan has credit enhancement in accordance with the requirements of the Charter Act. The credit enhancement required by our charter may take the form of one or more of the following: (1) insurance or a guaranty by a qualified insurer of the over-80% portion of the unpaid principal balance of the mortgage; (2) a seller’s agreement to repurchase or replace the mortgage in the event of default (for such period and under such circumstances as we may require); or (3) retention by the seller of at least a 10% participation interest in the mortgage. Regardless of loan-to-value ratio, the Charter Act does not require us to obtain credit enhancement to purchase or securitize loans insured by FHA or guaranteed by the VA.

Authority of U.S. Treasury to Purchase GSE Securities

Pursuant to our charter, at the discretion of the Secretary of the Treasury, Treasury may purchase our obligations up to a maximum of $2.25 billion outstanding at any one time. Treasury temporarily received expanded authority, which expired on December 31, 2009, to purchase our obligations and other securities in unlimited amounts (up to the national debt limit) under the 2008 Reform Act. We describe Treasury’s investment in our senior preferred stock and a common stock warrant pursuant to this expanded temporary authority under “Conservatorship and Treasury Agreements—Treasury Agreements.”

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

Portfolio.    The GSE Act requires FHFA to establish standards governing our portfolio holdings, to ensure that they are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA is also required to monitor our portfolio and, in some circumstances, may require us to dispose of or acquire assets. In 2010, FHFA published a final rule adopting, as the standard for our portfolio holdings, the portfolio limits specified in the senior preferred stock purchase agreement described under “Treasury Agreements—Covenants under Treasury Agreements,” as it may be amended from time to time. The rule is effective for as long as we remain subject to the terms and obligations of the senior preferred stock purchase agreement.

New Products.    The GSE Act requires us to obtain FHFA’s approval before initially offering any product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice before commencing any new activity. In July 2009, FHFA published an interim final rule implementing these provisions of the GSE Act. Subsequently, the Acting Director of FHFA concluded that permitting us to offer new products at this time is inconsistent with the goals of the conservatorship. He therefore instructed us not to submit requests for approval of new products under the interim final rule. We cannot predict when or if FHFA will permit us to submit new product requests under the rule.

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

In June 2011, FHFA issued a final rule establishing a framework for conservatorship and receivership operations for the GSEs. The rule is part of FHFA’s implementation of the powers provided by the 2008 Reform Act, and does not seek to anticipate or predict future conservatorships or receiverships. The final rule, which became effective on July 20, 2011, establishes procedures for conservatorship and receivership, and priorities of claims for contract parties and other claimants. For example, the final rule clarifies that:

•	the powers of the conservator or receiver include continuing our mission and ensuring that our operations foster liquid, efficient, competitive and resilient national housing finance markets;

•	the conservator or receiver may disaffirm or repudiate any contract or lease to which we are a party for up to 18 months following the appointment of a conservator or receiver;

•	we are prohibited from making capital distributions while in conservatorship unless authorized by the Director of FHFA; and

•

claims by current or former shareholders (including securities litigation claims) would receive the lowest priority in a receivership, behind: (1) administrative expenses of the receiver (or an immediately preceding conservator), (2) our other general or senior liabilities, and (3) obligations subordinated to those of general creditors.

The rule also provides that FHFA, as conservator, will not pay securities litigation claims against us during conservatorship, unless the Director of FHFA determines it is in the interest of the conservatorship. An action, which was brought by the Ohio Public Employees Retirement System and the State Teachers Retirement System of Ohio, is currently pending in the U.S. District Court for the District of Columbia against FHFA and Acting Director DeMarco challenging the rule’s provisions regarding nonpayment of securities litigation claims.

Prudential Management and Operational Standards.    As required by the GSE Act, in June 2011, FHFA issued a proposed rule establishing prudential standards relating to the management and operations of Fannie Mae, Freddie Mac and the FHLBs in the following ten areas: (1) internal controls and information systems; (2) independence and adequacy of internal audit systems; (3) management of market risk exposure; (4) management of market risk—measurement systems, risk limits, stress testing, and monitoring and reporting; (5) adequacy and maintenance of liquidity and reserves; (6) management of asset and investment portfolio growth; (7) investments and acquisitions of assets; (8) overall risk management processes; (9) management of credit and counterparty risk; and (10) maintenance of adequate records. These standards are proposed to be adopted as guidelines, which the Director of FHFA may modify, revoke or add to at any time by order. The proposed rule provides that FHFA may take specified remedial actions if a regulated entity fails to meet one or more of the standards, such as requiring the entity to submit a corrective plan or increasing its capital requirements.

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

Executive Compensation.    The Charter Act requires that compensation of our executives be reasonable and comparable with the compensation of executives performing similar duties in similar businesses, except that a significant portion of potential compensation must be based on our performance. Further, the GSE Act directs FHFA to prohibit us from providing unreasonable or non-comparable compensation to our executive officers. FHFA may at any time review the reasonableness and comparability of an executive officer’s compensation and may require us to withhold any payment to the officer during such review. FHFA is also authorized to prohibit or limit certain golden parachute and indemnification payments to directors, officers and certain other parties. FHFA has issued rules relating to golden parachute payments, setting forth factors to be considered by the Director of FHFA in acting upon his authority to limit such payments.

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

Minimum Capital Requirement.    Under the GSE Act, we must maintain an amount of core capital that equals or exceeds our minimum capital requirement. The GSE Act defines core capital as the sum of the stated value of outstanding common stock (common stock less treasury stock), the stated value of outstanding non-cumulative perpetual preferred stock, paid-in capital, and retained earnings, as determined in accordance with GAAP. Our minimum capital requirement is generally equal to the sum of 2.50% of on-balance sheet assets and 0.45% of off-balance sheet obligations. For purposes of minimum capital, FHFA has directed us to continue reporting loans backing Fannie Mae MBS held by third parties based on 0.45% of the unpaid principal balance regardless of whether these loans have been consolidated pursuant to accounting rules. FHFA retains authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.

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

Bank Capital and Other Supervisory Standards.    In the wake of the financial crisis and as a result of the Dodd-Frank Act and of actions by international bank regulators, the capital regime for the banking industry is undergoing major changes. The Basel Committee on Banking Supervision finalized a set of revisions (known as Basel III) to the international capital requirements in December 2010. Basel III generally narrowed the definition of capital that can be used to meet risk-based standards and raises the amount of capital that must be held. On December 20, 2011, the Federal Reserve stated that it is working with the other U.S. banking regulators to implement the Basel III capital reforms in the United States.

The Dodd-Frank Act requires stronger regulation of major bank holding companies and nonbank financial companies designated for Federal Reserve supervision by the FSOC. The prudential standards for covered companies must include enhanced risk-based capital and leverage requirements, enhanced liquidity requirements, enhanced risk management and risk committee requirements, a requirement to submit a resolution plan, single-counterparty credit limits, stress tests, and a debt-to-equity limit for covered companies that the FSOC has determined pose a grave threat to financial stability.

Although the GSEs are not currently subject to bank capital requirements, any revised framework for GSE capital standards may be based on bank requirements, particularly if the GSEs are deemed to be systemically important financial companies subject to Federal Reserve oversight.

Housing Goals and Duty to Serve Underserved Markets

Since 1993, we have been subject to housing goals. The structure of our housing goals changed in 2010 as a result of the 2008 Reform Act. The 2008 Reform Act also created a new duty for us to serve three underserved markets, which we discuss below.

Housing Goals

FHFA established the following single-family home purchase and refinance housing goal benchmarks for 2011 and 2010. A home purchase mortgage may be counted toward more than one home purchase benchmark.

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

FHFA also established a multifamily goal and subgoal. For each of 2011 and 2010, our multifamily mortgage acquisitions must finance at least 177,750 units affordable to low-income families, and at least 42,750 units affordable to very low-income families. There is no market-based alternative measurement for the multifamily goals.

Under FHFA’s rule establishing our housing goals, which was finalized in September 2010, FHFA made significant changes to prior housing goals regulations regarding the types of products that count towards the housing goals. Private-label mortgage-related securities, second liens and single-family government loans do not count towards the housing goals. In addition, only permanent modifications of mortgages under HAMP completed during the year count towards the housing goals; trial modifications will not be counted. Moreover, these modifications count only towards the single-family low-income families refinance goal, not any of the home purchase goals.

In adopting the rule establishing our housing goals, FHFA indicated “FHFA does not intend for [Fannie Mae] to undertake uneconomic or high-risk activities in support of the [housing] goals. However, the fact that [Fannie Mae is] in conservatorship should not be a justification for withdrawing support from these market segments.” If our efforts to meet our goals prove to be insufficient, FHFA determines whether the goals were feasible. If FHFA finds that our goals were feasible, we may become subject to a housing plan that could require us to take additional steps that could have an adverse effect on our results of operations and financial condition. The housing plan must describe the actions we would take to meet the goal in the next calendar year and be approved by FHFA. The potential penalties for failure to comply with housing plan requirements include a cease-and-desist order and civil money penalties. See “Risk Factors” for a description of how we may be unable to meet our housing goals and how actions we may take to meet these goals and other regulatory requirements could adversely affect our business, results of operations and financial condition.

The following table presents our performance against our single-family housing benchmarks and multifamily housing goals for 2011 and 2010, as well as our performance against market share measures for 2010. Our 2011 performance results have not yet been validated by FHFA.

Housing Goals Performance

	2011		2010
	Result(1)	Bench- mark(2)	Result	Bench- mark	Single-Family Market Level
Single-family housing goals:(3)
Low-income families home purchases	25.77%	27%	25.13%	27%	27.2%
Very low-income families home purchases	7.56	8	7.24	8	8.1
Low-income areas home purchases	22.32	24	24.05	24	24.0
Low-income and high-minority areas home purchases	11.60	13	12.37	13	12.1
Low-income families refinancing	23.05	21	20.90	21	20.2

	Result(1)	Goal	Result	Goal
	(in units)
Multifamily housing goals:
Affordable to families with incomes no higher than 80% of area median income	301,224	177,750	214,997	177,750
Affordable to families with incomes no higher than 50% of area median income	84,244	42,750	53,908	42,750

(1)	Our 2011 results have not been validated by FHFA, and after validation they may differ from the results reported above.

(2)

Even if our results do not meet the 2011 benchmarks, we may still meet our goals. Our single-family housing goals performance is measured not only against these benchmarks, but also against the share of goals-qualifying originations in the primary mortgage market. We will be in compliance with the housing goals if we meet either the benchmarks or market share measures. The amount of goals-qualifying originations in the market during 2011 will not be available until the release of data reported by primary market originators under the Home Mortgage Disclosure Act in the fall of 2012.

(3)	Our single-family results and benchmarks are expressed as a percentage of the total number of eligible mortgages acquired during the period.

We believe we met our single-family low-income refinance benchmark for 2011, as well as our 2011 multifamily goals. As discussed above, we can meet our single-family goals either by meeting an established benchmark or by meeting a market share measure of goals-qualifying originations in the primary mortgage market. In consultation with FHFA, we are currently analyzing our performance against our goals. We will file our assessment of our 2011 housing goals performance with FHFA in mid-March.

To determine whether we ultimately met our 2011 single-family housing goals where our performance falls below benchmark levels, we and FHFA will have to compare our performance with that of goals-qualifying originations in the primary mortgage market after the release of data reported under the Home Mortgage Disclosure Act (“HMDA”). This release will be made in the fall of 2012. At that time it will be determined whether we met any additional goals based on the HMDA market data.

For 2010, FHFA has determined that we met our single-family low-income areas home purchase goals and our single-family refinance goal, as well as our 2010 multifamily goals. FHFA determined that we did not meet our single-family low-income home purchase goal or our single-family very low-income home purchase goal. Although FHFA determined that we did not meet these two goals and that their achievement was feasible, FHFA is not requiring us to submit a housing plan. FHFA stated that a housing plan is not required because of the significant changes to the housing goals structure for 2010 and Fannie Mae’s continued operation under conservatorship.

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

The duty to serve is a new oversight responsibility for FHFA. The Director of FHFA is required to establish by regulation a method for evaluating and rating the performance by us and Freddie Mac of the duty to serve underserved markets. In June 2010, FHFA published its proposed rule to implement this duty. A final rule has not been issued.

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

Changes to the Home Affordable Refinance Program

In the fourth quarter of 2011, FHFA, Fannie Mae, and Freddie Mac announced changes to HARP aimed at making refinancing under the program easier and potentially less expensive for qualifying homeowners and encouraging lenders to participate in the program. While HARP previously limited eligibility to borrowers with mortgage loans for their primary residence that had LTV ratios greater than 80% but no greater than 125%, the new HARP guidelines remove that ceiling when a borrower refinances into a new fixed-rate mortgage. Other changes to HARP include:

•	eliminating risk-based fees for borrowers who refinance into loans with terms up to 20 years and lowering fees for other borrowers to no more than 75 basis points;

•	eliminating the need for a new property appraisal in many cases;

•	extending the ending date for HARP from June 2012 to December 2013; and

•	reducing the extent to which lenders will be liable for violations of representations and warranties in connection with refinancings under HARP.

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

On January 27, 2012, the Administration announced an extension of HAMP for an additional year through December 31, 2013. The Acting Director of FHFA has directed us to continue modifying loans under HAMP through that date, and our role as program administrator will be extended accordingly.

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

During 2011, approximately 1,000 lenders delivered single-family mortgage loans to us, either for securitization or for purchase. We acquire a significant portion of our single-family mortgage loans from several large mortgage lenders. During 2011, our top five lender customers, in the aggregate, accounted for approximately 60% of our single-family business volume, while our top five lender customers accounted for approximately 62% of our single-family business volume in 2010. Three lender customers, Wells Fargo Bank, N.A., JPMorgan Chase Bank, NA and Bank of America, N.A., including their respective affiliates, in the aggregate accounted for more than 48% of our single-family business volume for 2011. In this report, we may refer to Bank of America, N.A. and its affiliates, collectively and individually, as “Bank of America.”

Bank of America, which accounted for approximately 12% of our single-family business volume in 2011, is the seller/servicer with whom we have the most repurchase requests outstanding. In the fourth quarter of 2011, Bank of America slowed the pace of its repurchases. As a result, the already high volume of our outstanding repurchase requests with Bank of America increased substantially. At this time, we do not know what impact these issues will ultimately have on our future business with Bank of America. We discuss these developments in “MD&A—Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Seller/Servicers.”

Due to ongoing consolidation within the mortgage industry, as well as the number of mortgage lenders that have gone out of business since 2006, we, as well as our competitors, will obtain business from a decreasing number of large mortgage lenders. We will seek to provide liquidity to a broader, more diverse set of mortgage lenders. However, to the extent we become more reliant on a smaller number of lender customers, our negotiating leverage with these customers could decrease. In addition, many of our lender customers are experiencing financial and liquidity problems, which may affect the volume of business they are able to generate and their ability to honor our repurchase requests. Several of our large lender customers have exited from correspondent or broker lending, focusing instead on lending through their retail channels, which may also affect the volume of business they are able to generate. We discuss the risks that customer concentration poses to our business in “Risk Factors.”

COMPETITION

Historically, our competitors have included Freddie Mac, FHA, Ginnie Mae (which primarily guarantees securities backed by FHA-insured loans), the twelve FHLBs, financial institutions, securities dealers, insurance companies, pension funds, investment funds and other investors. During 2008, almost all of our competitors, other than Freddie Mac, FHA, Ginnie Mae and the FHLBs, dramatically reduced or ceased their activities in the residential mortgage finance business. We remained the largest single issuer of mortgage-related securities in the secondary market in 2011. During 2011, our primary competitors for the issuance of mortgage-related securities were Ginnie Mae and Freddie Mac. We currently estimate that our single-family market share was 41% in 2011, compared with 36% in 2010. These amounts represent our single-family mortgage acquisitions for each year, excluding delinquent loans we purchased from our MBS trusts, as a percentage of the single-family first-lien mortgages we currently estimate were originated in the United States that year. Because our estimate of mortgage originations in prior periods is subject to change as additional data become available, these market share estimates may change in the future, perhaps materially.

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

Competition to acquire mortgage assets is significantly affected by pricing and eligibility standards. We compete with Freddie Mac and, especially for loans with higher LTV ratios, with FHA. FHA is also able to acquire loans with higher original principal balances than we are permitted to acquire, as a result of the September 30, 2011 expiration of a temporary increase in our loan limits. We expect our guaranty fees may increase in coming years, which would likely affect our competitive environment. See “Our Charter and Regulation of Our Activities–Loan Standards” for more information about our loan limits, and “Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue,” for a discussion of anticipated pricing increases.

We also compete for low-cost debt funding with institutions that hold mortgage portfolios, including Freddie Mac and the FHLBs.

Although we do not know the structure that long-term GSE reform will ultimately take, we expect that, if our company continues, we will face more competition in the future. Please see “Legislative and Regulatory Developments—GSE Reform” for discussions of GSE reform, recent legislative reform of the financial services industry that is likely to affect our business and the role of private capital in the mortgage markets.

EMPLOYEES

As of January 31, 2012, we employed approximately 7,000 personnel, including full-time and part-time employees, term employees and employees on leave.

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

All references in this report to our Web site addresses or the Web site address of the SEC are provided solely for your information. Information appearing on our Web site or on the SEC’s Web site is not incorporated into this annual report on Form 10-K.

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

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that housing will start to recover if the employment market continues to improve;

•	Our anticipation of an approximately 1.1% decline in single-family mortgage debt outstanding in 2012;

•	Our expectation that the unemployment rate will remain relatively flat in 2012;

•

Our expectation that, while the strength of improving vacancy levels and rental rates will vary by metropolitan area, on a national basis the multifamily sector should continue to see steady demand in 2012;

•

Our expectation that rental demand for multifamily housing will continue to outstrip supply, thereby maintaining stable vacancy levels and healthy rent growth, given job growth slowly improving, and, more importantly, the lack of new apartment supply becoming available over the next 12 to 18 months;

•	Our expectation that, as a result, the outlook remains steady for the multifamily sector at the national level over the coming year;

•

Our expectation that we will increasingly focus on building a new infrastructure for the secondary mortgage market and on actions that will gradually decrease our presence in the marketplace while simplifying and shrinking our operations;

•

Our expectation that we will experience high levels of period-to-period volatility in our results because our derivatives are recorded at fair value in our financial statements while some of the instruments they hedge are not recorded at fair value in our financial statements;

•	Our expectation, based on their performance so far, that loans in our new single-family book of business will perform well over their lifetime;

•

Our expectation that the serious delinquency rates for single-family loans acquired in recent years will be higher after the loans have aged, but not as high as the December 31, 2011 serious delinquency rates of loans in our legacy book of business;

•

Our expectations regarding whether loans we acquired in specific years, individually or aggregated by ranges of years, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them;

•

Our belief that credit losses on loans we have acquired since 2009 would exceed guaranty fee revenue if home prices declined nationally by approximately 10% from their December 2011 levels over the next five years, based on our home price index;

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

•

Our expectation that our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans in our legacy book of business and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and will remain in our reserves until the loans are fully paid or default;

•	Our expectation that it will take years before our REO inventory approaches pre-2008 levels;

•

Our estimate that we will realize as credit losses over two-thirds of the fair value losses on loans purchased out of unconsolidated MBS trusts that are reflected in our consolidated balance sheets, and eventually recover the remaining nearly one-third, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan;

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

•

Our expectation that changes or perceived changes in the government’s support could materially and adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition, results of operations and ability to continue as a going concern;

•	Our expectation that weakness in the housing and mortgage markets will continue in 2012;

•	Our expectation that the high level of delinquent mortgage loans will ultimately result in high levels of foreclosures, which is likely to add to the excess housing inventory;

•	Our expectation that home sales are unlikely to rise until the unemployment rate improves further;

•	Our expectation that single-family default and severity rates, as well as the level of single-family foreclosures, will remain high in 2012;

•

Our expectation that, despite signs of multifamily sector improvement at the national level, our multifamily charge-offs in 2012 will remain generally commensurate with 2011 levels as certain local markets and properties continue to exhibit weak fundamentals;

•

Our expectations that changes to HARP announced in October 2011 will result in our acquiring more refinancings in 2012 than we would have acquired in the absence of the changes, but that we will acquire fewer refinancings overall in 2012 than in 2011 because a high number of mortgages have already refinanced to low rates in recent years;

•	Our expectation that our loan acquisitions overall for 2012 will be lower than in 2011;

•	Our belief that our loan acquisitions could be negatively affected by the decrease in the fourth quarter of 2011in the maximum size loan we may acquire in specified high-cost areas;

•	Our expectation that our future revenues will be negatively impacted to the extent our acquisitions decline;

•

Our estimation that total originations in the U.S. single-family mortgage market in 2012 will decrease from 2011 levels by approximately 23%, from an estimated $1.4 trillion to an estimated $1.1 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $896 billion to approximately $568 billion;

•	Our expectation that home prices on a national basis will decline further before stabilizing in 2013;

•

Our expectation of a peak-to-trough home price decline on a national basis ranging from 23% to 30%, with the occurrence of an additional adverse economic event needed to reach the high end of the range;

•	Our expectations regarding regional variations in home price declines and stabilization;

•	Our expectation that our credit-related expenses will continue to be high in 2012 but that, overall, our credit-related expenses will be lower in 2012 than in 2011;

•	Our expectation that our credit losses in 2012 will remain high;

•	Our expectation that we will not earn profits in excess of our annual dividend obligation to Treasury for the indefinite future;

•	Our expectation that the Acting Director of FHFA will submit a request to Treasury on our behalf to eliminate our net worth deficit as of December 31, 2011;

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

•

Our expectations that revenues derived from our mortgage asset portfolio will decrease over time as the maximum allowable amount of mortgage assets we may own decreases each year to 90% of the amount we were permitted to own the previous year under our senior preferred stock purchase agreement with Treasury;

•

Our expectation that Congressional hearings on GSE reform will continue in 2012 and additional legislation will be considered and proposals will be discussed, including proposals that would result in a substantial change to our business structure or that involve Fannie Mae’s liquidation or dissolution;

•

Our belief that, as drafted, bills introduced in Congress that would require FHFA to make a determination within two years of enactment regarding whether the GSEs were financially viable and, if the GSEs were determined to be not financially viable, to place them into receivership may upon enactment impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and future liabilities;

•

Our expectation that the Dodd-Frank Act will directly affect our business because new and additional regulatory oversight and standards will apply to us, and that we may also be affected by provisions of the Dodd-Frank Act and implementing regulations that impact the activities of our customers and counterparties in the financial services industry;

•	Our expectation that, if we are designated as a systemically important nonbank financial company, we may become subject to certain enhanced prudential standards established by the Federal Reserve;

•

Our expectation that the adoption and application or enhanced supervision and prudential standards under the Dodd-Frank Act could increase our costs and may adversely affect demand for our debt and MBS;

•	Our expectation that our single-family guaranty fees may change in the future in addition to increases required in the Temporary Payroll Tax Cut Continuation Act of 2011;

•

Our expectation that our future guaranty fees will incorporate private sector pricing considerations such as geographic pricing that contemplates differences in foreclosure laws across the states, pricing indicative of higher required minimum capital levels, and more significant pricing differentiation between higher-risk and lower-risk loans;

•	Our expectations that increases in our single-family guaranty fees will affect our competitive environment;

•

Our expectations regarding the impact of FHFA’s directive that we phase out the practice of requiring mortgage servicers to use our network of retained attorneys to perform default- and foreclosure-related legal services for our loans;

•	Our expectations regarding a transitional period as we discontinue our retained attorney network;

•	Our expectation that we will seek to provide liquidity to a broader, more diversified set of mortgage lenders;

•	Our expectation that, although we do not know the structure that long-term GSE reform will ultimately take, if our company continues we will face more competition in the future;

•

Our expectation that we will continue to need funding from Treasury, and that FHFA will request additional funds from Treasury on our behalf, to avoid triggering FHFA’s obligation to place us into receivership;

•	Our expectations regarding compensation we will pay our executives in the future;

•	Our expectation that deterioration in the credit performance of mortgage loans that we own or that back Fannie Mae MBS will continue and result in additional credit-related expenses;

•	Our expectation that we will experience additional other-than-temporary impairment write-downs of our investments in private-label mortgage-related securities;

•

Our expectation that our acquisitions of Alt-A mortgage loans (which are limited to refinancings of existing Fannie Mae loans) will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•

Our expectation that Refi Plus loans will perform better than the loans they replace because Refi Plus loans reduce the borrowers’ monthly payments or otherwise should provide more sustainability than the borrowers’ old loans (for example, by having a fixed rate instead of an adjustable rate);

•

Our expectation that our mortgage portfolio will continue to decrease due to the restrictions on the amount of mortgage assets we may own under the terms of our senior preferred stock purchase agreement with Treasury;

•

Our expectation that the current market premium portion of our current estimate of the fair value of our book of business will not impact future Treasury draws, which is based on our intention generally not to have other parties assume the credit risk inherent in our book of business;

•

Our expectation that, although our funding needs may vary from quarter to quarter depending on market conditions, our debt funding needs will decline in future periods as we reduce the size of our mortgage portfolio in compliance with the requirement of the senior preferred stock purchase agreement;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our intention to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock;

•	Our expectations regarding our credit ratings and their impact on us as set forth in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings”;

•	Our expectation that the volume of our workouts and foreclosure alternatives will remain high throughout 2012;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•

Our expectation that the amount of our outstanding repurchase requests to seller/servicers will remain high, and that we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations;

•	Our expectation that the change in our agreement with Bank of America will not be material to our business or results of operations;

•	Our expectations regarding recoveries from our lenders under risk sharing arrangements, and the possibility that we may require a lender to pledge collateral to secure its recourse obligations;

•	Our beliefs regarding whether our financial guarantor counterparties will be able to fully meet their obligations to us in the future;

•

Our expectation that we will be required to submit certain interest rate swaps for clearing to a derivatives clearing organization in the future and that our institutional credit risk exposure to the Chicago Mercantile Exchange or other comparable exchanges or trading facilities and their members is likely to increase in the future; and

•

Our expectations regarding amounts we expect to receive from Treasury for our work as program administrator, as well as amounts we expect to receive to be passed through to third-party vendors engaged by us in connection with HAMP and other initiatives under the Making Home Affordable Program.

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

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. In addition to the risks we discuss below, we face risks and uncertainties not currently known to us or that we currently believe to be immaterial.

RISKS RELATING TO OUR BUSINESS

The future of our company is uncertain.

There is significant uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated.

In February 2011, Treasury and HUD released a report to Congress on ending the conservatorships of the GSEs and reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report also addresses three options for a reformed housing finance system. The report does not state whether or how the existing infrastructure or human capital of Fannie Mae may be used in the establishment of such a reformed system. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. On February 2, 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, in the spring of 2012 and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012. In his February 2012 letter to Congress, the Acting Director of FHFA wrote that, with “no near-term resolution [of Fannie Mae and Freddie Mac’s conservatorships] in sight, it is time to update and extend the goals and directions of the conservatorships.” He provided a strategic plan for the next phase of Fannie Mae and Freddie Mac’s conservatorships that included, among its three strategic goals for the next phase of the conservatorships, gradually contracting Fannie Mae and Freddie Mac’s dominant presence in the marketplace while simplifying and shrinking their operations.

The Subcommittee on Capital Markets and Government Sponsored Enterprises of the House Financial Services Committee has approved numerous bills that could constrain the current operations of the GSEs or alter the existing authority that FHFA or Treasury has over the enterprises. In addition, several bills have been introduced in the Senate and House of Representatives that would place the GSEs into receivership after a period of time and either grant federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or leave secondary mortgage market activities to entities in the private sector. We expect that Congress will continue to hold hearings and consider legislation in 2012 on the future status of Fannie Mae and Freddie Mac, including proposals that would result in a substantial change to our business structure, our operations, or that involve Fannie Mae’s liquidation or dissolution. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs. See “MD&A—Legislative and Regulatory Developments—GSE Reform” for more information about the Treasury report and Congressional proposals regarding reform of the GSEs.

We expect FHFA to request additional funds from Treasury on our behalf to ensure we maintain a positive net worth and avoid mandatory receivership. The dividends we must pay or that accrue on Treasury’s investments are substantial and are expected to increase, and we likely will not be able to fund them through net income.

When Treasury provides the additional $4.6 billion FHFA is requesting on our behalf to cure our net worth deficit as of December 31, 2011, the aggregate liquidation preference on the senior preferred stock will be $117.1 billion, and will require an annualized dividend of $11.7 billion. The prospective $11.7 billion annual dividend obligation exceeds our reported annual net income for every year since our inception. Our ability to maintain a positive net worth has been and continues to be adversely affected by market conditions. To the extent we have a negative net worth as of the end of future fiscal quarters, we expect that FHFA will request on our behalf additional funds from Treasury under the senior preferred stock purchase agreement. Further funds from Treasury under the senior preferred stock purchase agreement will increase the liquidation preference of and the dividends we owe on our senior preferred stock and, therefore, we will need additional funds from Treasury in order to meet our dividend obligation to Treasury.

In addition, we were scheduled to begin paying a quarterly commitment fee to Treasury under the senior preferred stock purchase agreement beginning on March 31, 2011. Although Treasury has waived the quarterly commitment fee for each quarter of 2011 and the first quarter of 2012 due to the continued fragility of the mortgage market and Treasury’s belief that the imposition of the quarterly commitment fee would not generate increased compensation for taxpayers, Treasury indicated that it will reevaluate the situation during the next calendar quarter to determine whether the quarterly commitment fee should then be set. The aggregate liquidation preference and dividend obligations relating to the preferred stock also will increase by the amount of any required dividend on the senior preferred stock that we fail to pay in cash and by the amount of any required quarterly commitment fee on the senior preferred stock that we fail to pay. The substantial dividend obligations and potentially substantial quarterly commitment fees on the senior preferred stock, coupled with our effective inability to pay down draws under the senior preferred stock purchase agreement, will continue to strain our financial resources and have an adverse impact on our results of operations, financial condition, liquidity and net worth, both in the short and long term.

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

Our business processes are highly dependent on the talents and efforts of our employees. The uncertainty of our future, limitations on employee compensation, our inability to offer equity compensation, the heightened scrutiny of our actions by Congress and regulators and the working environment created thereby, and our conservatorship have had and are likely to continue to have an adverse effect on our ability to retain and recruit well-qualified employees. We have already had significant departures by various members of executive management since shortly before we entered into conservatorship in September 2008, including two Chief Executive Officers and three Chief Financial Officers. In addition, in January 2012, our current Chief Executive Officer announced that he will step down from his position when our Board of Directors names a successor. Further turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and ultimately adversely affect our financial performance.

A particular threat to employee retention and hiring is the possibility of new legislation limiting executive or employee compensation. The Financial Services Committee of the House of Representatives approved a bill that would put our employees on a federal government pay scale, and both the House and the Senate approved legislation that would prohibit senior executives from receiving bonuses during conservatorship. If this or similar legislation were to become law, our employees could experience a sudden and sharp decrease in compensation. The Acting Director of FHFA stated on November 15, 2011 that this “would certainly risk a substantial exodus of talent, the best leaving first in many instances. [Fannie Mae and Freddie Mac] likely would suffer a rapidly growing vacancy list and replacements with lesser skills and no experience in their specific jobs. A significant increase in safety and soundness risks and in costly operational failures would, in my opinion, be highly likely.” The Acting Director observed, “Should the risks I fear materialize, FHFA might well be forced to limit [Fannie Mae and Freddie Mac’s] business activities. Some of the business [Fannie Mae and Freddie Mac] would be unable to undertake might simply not occur, with potential disruption in housing markets and the economy.” We face competition from within the financial services industry and from businesses outside of the financial services industry for qualified employees. Additionally, an improving economy is likely to put additional pressures on turnover, as attractive opportunities become available to our employees. Our competitors for talent are able to provide market-based compensation and to link employees’ pay to performance. The constraints on our compensation could adversely affect our ability to attract qualified candidates. While we engage in succession planning for our senior management and other critical positions and have been able to fill a number of important positions internally, our inability to offer market-based compensation would jeopardize our ability to fill vacant positions internally.

If we are unable to retain, promote and attract employees with the necessary skills and talent, we would face increased risks for operational failures. Our ability to conduct our business and our results of operations would likely be materially adversely affected.

Since 2008, we have experienced substantial deterioration in the credit performance of mortgage loans that we own or that back our guaranteed Fannie Mae MBS, and we expect this deterioration to continue and result in additional credit-related expenses.

Deterioration in the credit performance of mortgage loans we own or that back our guaranteed Fannie Mae MBS has increased our risk of incurring credit losses and credit-related expenses as a result of borrowers failing to make required payments of principal and interest on their mortgage loans.

Conditions in the housing market continue to contribute to deterioration in the credit performance of our legacy book of business, resulting in elevated serious delinquency rates and negatively impacting default rates and average loan loss severity on the mortgage loans we hold or that back our guaranteed Fannie Mae MBS. Increases in delinquencies, default rates and loss severity cause us to experience higher credit-related expenses. The credit performance of our single-family book of business has also been negatively affected by the extent and duration of the decline in home prices and high unemployment. Home price declines, adverse market conditions and continuing high levels of unemployment also have affected and may continue to affect the credit performance of and future results for our broader book of business. Further, home price declines have resulted in a large number of borrowers with “negative equity” in their properties (that is, they owe more on their mortgage loans than their houses are worth), which increases the likelihood that either these borrowers will strategically default on their mortgage loans even if they have the ability to continue to pay the loans or that distressed homeowners will sell their homes in a “short sale” for significantly less than the unpaid amount of the loans. We present detailed information about the risk characteristics of our single-family conventional guaranty book of business in “MD&A—Risk Management—Credit Risk Management—Mortgage Credit Risk Management,” and we present detailed information on our 2011 credit-related expenses, credit losses and results of operations in “MD&A—Consolidated Results of Operations.”

Adverse credit performance trends may increase, particularly if we experience further national and regional declines in home prices, weak economic conditions and high unemployment.

We expect further losses and write-downs relating to our investment securities.

We have experienced significant fair value losses and other-than-temporary impairment write-downs relating to our investment securities and recorded significant other-than-temporary impairment write-downs of some of our available-for-sale securities. A substantial portion of these fair value losses and write-downs related to our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans and, in the case of fair value losses, our investments in commercial mortgage-backed securities (“CMBS”) due to the decline in home prices and the weak economy. We expect to experience additional other-than-temporary impairment write-downs of our investments in private-label mortgage-related securities. See “MD&A—Consolidated Balance Sheet Analysis— Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for detailed information on our investments in private-label mortgage-related securities backed by Alt-A and subprime mortgage loans.

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

The conservator has determined that while we are in conservatorship, we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. In view of the conservatorship and the reasons stated for its establishment, it is likely that our business model and strategic objectives will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. Our conservator recently announced that one of the strategic goals for the next phase of our and Freddie Mac’s conservatorships is to gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations. Among other things, we are likely to experience significant changes in the size, growth and characteristics of our guarantor and investment activities, and we could further change our operational objectives, including our pricing strategy in our core mortgage guaranty business. Accordingly, our strategic and operational focus going forward may not be consistent with the investment objectives of our investors. In addition, we may be directed to engage in activities that are operationally difficult, costly to implement or unprofitable.

The senior preferred stock purchase agreement with Treasury includes a number of covenants that significantly restrict our business activities. We cannot, without the prior written consent of Treasury: pay dividends (except on the senior preferred stock); sell, issue, purchase or redeem Fannie Mae equity securities; sell, transfer, lease or otherwise dispose of assets in specified situations; engage in transactions with affiliates other than on arm’s-length terms or in the ordinary course of business; issue subordinated debt; or incur indebtedness that would result in our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own. In deciding whether to consent to any request for approval it receives from us under the agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. For example, in November 2009, Treasury withheld its consent under these covenants to our proposed transfer of interests in low-income housing tax credit (“LIHTC”) investments, eliminating our ability to transfer the assets for value and resulting in our recognizing a $5 billion loss in that quarter. Pursuant to the senior preferred stock purchase agreement, the maximum allowable amount of mortgage assets we were permitted to own on December 31, 2011 was $729 billion. (Our mortgage assets were approximately $708.4 billion as of that date.) On December 31, 2012, and each December 31 thereafter, our mortgage assets may not exceed 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year. The maximum allowable amount is reduced annually until it reaches $250 billion. This limit on the amount of mortgage assets we are permitted to hold could constrain the amount of delinquent loans we purchase from single-family MBS trusts, which could increase our costs.

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

Liquidation preference of senior preferred stock will increase, likely substantially.    The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. The liquidation preference on the senior preferred stock will increase to $117.1 billion when Treasury provides the additional $4.6 billion FHFA is requesting on our behalf. The liquidation preference could increase substantially as we draw on Treasury’s funding commitment, if we do not pay dividends owed on the senior preferred stock or if we do not pay the quarterly commitment fee under the senior preferred stock purchase agreement. If we are liquidated, it is unlikely that there would be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.

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

We may undertake efforts that adversely affect our business, results of operations, financial condition, liquidity and net worth.

In conservatorship our business is no longer managed with a strategy to maximize shareholder returns while fulfilling our mission. Our conservator has directed us to focus primarily on minimizing our credit losses from delinquent mortgages and providing assistance to struggling homeowners to help them remain in their homes. More recently, our conservator has announced two additional strategic goals for the next phase of our conservatorship—building a new infrastructure for the secondary mortgage market and gradually contracting our dominant presence in the marketplace while simplifying and shrinking our operations. In pursuit of these or other goals prescribed by our conservator, we may take a variety of actions that could adversely affect our economic returns, possibly significantly, such as encouraging increased competition in our markets; reducing the risk-based fees we charge for certain types of loans; modifying loans to defer principal, lower the interest rate or extend the maturity; or engaging in principal reduction. We are already taking some of these actions. These activities may have short- and long-term adverse effects on our business, results of operations, financial condition, liquidity and net worth.

Other agencies of the U.S. government or Congress also may ask us to undertake significant efforts to support the housing and mortgage markets, as well as struggling homeowners. They may also ask us to take actions in support of other goals. For example, as we discuss in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury to fund extensions of employment tax reductions and unemployment benefits, rather than retaining this incremental revenue. We anticipate that implementing this fee increase and remitting the increase to Treasury will involve operational burden and could increase our operational risk.

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

Mortgage market conditions during 2011 negatively affected our ability to meet our single-family goals. These conditions included reduced levels of single-family borrowing by low-income purchasers, an increase in the share of mortgages made to moderate-income borrowers due to low interest rates, continuing high unemployment, strengthened underwriting and eligibility standards, increased standards of private mortgage insurers and the increased role of FHA in acquiring goals-qualifying mortgage loans. Some or all of these conditions, which may continue in 2012, likely contributed to our failure to meet two of our single-family home purchase goals for 2010. We cannot predict the impact that market conditions during 2012 will have on our ability to meet our 2012 housing goals and duty to serve requirements.

For more information about our housing goals and duty to serve requirements, as well as our 2011 and 2010 housing goals performance, please see “Business—Our Charter and Regulation of Our Activities—Housing Goals and Duty to Serve Underserved Markets.”

Limitations on our ability to access the debt capital markets could have a material adverse effect on our ability to fund our operations and generate net interest income.

Our ability to fund our business depends primarily on our ongoing access to the debt capital markets. Our level of net interest income depends on how much lower our cost of funds is compared to what we earn on our mortgage assets. Market concerns about matters such as the extent of government support for our business, the future of our business (including future profitability, future structure, regulatory actions and GSE status) and the creditworthiness of the U.S. government could cause a severe negative effect on our access to the unsecured debt markets, particularly for long-term debt. We believe that our ability in 2010 and 2011 to issue debt of varying maturities at attractive pricing resulted from federal government support of us and the financial markets. As a result, we believe that our status as a GSE and continued federal government support is essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support of us or the markets could have a material adverse effect on our ability to fund our operations. As recently as September 2011, the Federal Reserve announced that, to help support conditions in mortgage markets, it will reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities. However, there can be no assurance that the government will continue to support us or the markets, or that our current level of access to debt funding will continue. In addition, due to our reliance on the U.S. government’s support, our access to debt funding also could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government.

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

We believe that our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired. In this event, our alternative sources of liquidity—consisting of our cash and other investments portfolio and the unencumbered mortgage assets in our mortgage portfolio—may not be sufficient to meet our liquidity needs.

We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Due to the large size of our portfolio of mortgage assets, current market conditions and the significant amount of distressed assets in our mortgage portfolio, there would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to borrow against or sell these assets.

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

On August 5, 2011, Standard & Poor’s Ratings Services (“S&P”) lowered the long-term sovereign credit rating on the U.S. to “AA+.” As a result of this action, and because we directly rely on the U.S. government for capital support, on August 8, 2011, S&P lowered our long-term senior debt rating to “AA+” with a negative outlook. Previously, our long-term senior debt had been rated by S&P as “AAA” and had been on CreditWatch Negative. S&P affirmed our short-term senior debt rating of “A-1+” and removed it from CreditWatch Negative. In assigning a negative outlook on the U.S. government’s long-term debt rating, S&P noted that it may lower the U.S. government’s long-term debt rating to “AA” within the next two years if it sees less reduction in spending than agreed to or higher interest rates, or if new fiscal pressures during the period result in a higher general government debt trajectory than S&P currently assumes. If S&P further lowers the U.S. government’s long-term debt rating, we expect that S&P would lower our long-term debt rating correspondingly.

After the U.S. government’s statutory debt limit was raised on August 2, 2011, Moody’s Investors Service (“Moody’s”) confirmed the U.S. government’s rating and our long-term debt ratings. Moody’s also removed the designation that these ratings were under review for possible downgrade. Moody’s revised the outlook for both the U.S. government’s rating and our long-term debt ratings to negative. In assigning the negative outlook to the U.S. government’s rating, Moody’s indicated there would be a risk of a downgrade if (1) there is a weakening in fiscal discipline in the coming year; (2) further fiscal consolidation measures are not adopted in 2013; (3) the economic outlook deteriorates significantly; or (4) there is an appreciable rise in the U.S. government’s funding costs over and above what is currently expected. On November 28, 2011, Fitch Ratings Limited (“Fitch”) affirmed the long-term issuer default rating and senior unsecured debt rating of Fannie Mae at “AAA,” but revised its ratings outlook on Fannie Mae’s long-term issuer default rating to Negative from Stable. This action followed a similar action by Fitch on the United States sovereign rating. As of February 23, 2012 our long-term debt continued to be rated “Aaa” by Moody’s and “AAA” by Fitch.

S&P, Moody’s and Fitch have all indicated that they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities if they were to lower their ratings on the U.S. government.

We currently cannot predict whether one or more of these rating agencies will downgrade our debt ratings in the future, nor can we predict the potential impact. Although S&P’s downgrade of our credit rating has not increased our borrowing costs or limited our access to the debt capital markets to date, an additional reduction in our credit ratings could have a material adverse impact on our access to debt funding or on the cost of our debt funding, and would likely do so if it were not based on a similar action on the credit ratings of the U.S. government. An additional reduction in our credit ratings may also trigger additional collateral requirements under our derivatives contracts and other borrowing arrangements and materially adversely affect our liquidity, our ability to conduct our normal business operations, our financial condition and our results of operations. Our credit ratings and ratings outlook are included in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings.”

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

An institutional counterparty may default in its obligations to us for a number of reasons, such as changes in financial condition that affect its credit rating, a reduction in liquidity, operational failures or insolvency. A number of our institutional counterparties are currently experiencing financial difficulties that may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. Counterparty defaults or limitations on their ability to do business with us could result in significant financial losses or hamper our ability to do business, which would adversely affect our business, results of operations, financial condition, liquidity and net worth. For example, failure by a significant seller/servicer counterparty, or a number of seller/servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition.

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

Given the deteriorated credit quality of many of our mortgage insurer counterparties, we may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all, and we may face business disruptions and increased concentration risk.

We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. The already weak financial condition of many of our mortgage insurer counterparties deteriorated at an accelerated pace during the second half of 2011, which increased the significant risk that these counterparties will fail to fulfill their obligations to pay our claims under insurance policies.

As of February 29, 2012, three of our mortgage insurance counterparties—Triad Guaranty Insurance Corporation (“Triad”), Republic Mortgage Insurance Company (“RMIC”), and PMI Mortgage Insurance Co. (“PMI”)—have publicly disclosed that they are in run-off. A mortgage insurer that is in run-off continues to collect premiums on its existing insurance business, but no longer writes new insurance. This increases the risk that the mortgage insurer will fail to pay our claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. In 2008, Triad ceased issuing commitments for new mortgage insurance and, under an order received from its regulator, is now paying 60% of claims under its mortgage guaranty insurance policies and deferring the remaining 40% by the creation of deferred payment obligations, which may be paid in the future. In October 2011, PMI began partially deferring claims payments, and in January 2012, RMIC began partially deferring claims payments. Both PMI and RMIC are paying 50% of claims, with the remaining 50% deferred as policyholder claims. It is uncertain when, and if, regulators for Triad, RMIC or PMI will allow deferred policyholder claims to be paid or increase the amount paid on claims.

In addition to our three mortgage insurers in run-off, one mortgage insurer, Genworth Mortgage Insurance Corporation, disclosed that, absent a waiver, it estimated that it would not meet state regulatory capital requirements for its main insurance writing entity as of December 31, 2011. An additional two of our mortgage insurance counterparties (Mortgage Guaranty Insurance Corporation and Radian Guaranty Inc.) have disclosed that, in the absence of additional capital contributions to their insurance writing entity, their capital might fall below state regulatory capital requirements in the future. These three mortgage insurers, together with our three mortgage insurers in run-off, provided a combined $74.1 billion, or 81%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2011. We do not know how long certain of our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits. If mortgage insurers are not able to raise capital and they exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure and maintain waivers from their state regulators.

Some mortgage insurers have explored corporate restructurings, which are intended to provide relief from risk-to-capital limits in certain states. A restructuring plan that would involve contributing capital to a subsidiary would result in less liquidity available to its parent company to pay claims on its existing book of business and an increased risk that its parent company will not pay its claims in full in the future.

Our loss reserves take into account our assessment of our mortgage insurer counterparties’ ability to fulfill their obligations to us. If our assessment of their claims-paying abilities worsens significantly, it could result in a significant increase in our loss reserves and our credit losses.

Many mortgage insurers stopped insuring new mortgages with higher loan-to-value ratios or with lower borrower credit scores or on select property types, which contributed to the reduction in our business volumes for high loan-to-value ratio loans. As our charter generally requires us to obtain credit enhancement on single-family conventional mortgage loans with loan-to-value ratios over 80% at the time of purchase, an inability to find suitable credit enhancement may inhibit our ability to pursue new business opportunities, meet our housing goals and otherwise support the housing and mortgage markets. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance loans into more affordable loans. In addition, access to fewer mortgage insurer counterparties will increase our concentration risk with the remaining mortgage insurers in the industry.

The loss of business volume from a key lender customer could adversely affect our business and result in a decrease in our revenues.

Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. We acquire most of our mortgage loans through mortgage purchase volume commitments that are negotiated annually or semiannually with lender customers and that establish a minimum level of mortgage volume that these customers will deliver to us. We acquire a significant portion of our mortgage loans from several large mortgage lenders. During 2011, our top five lender customers, in the aggregate, accounted for approximately 60% of our single-family business volume, with three of our customers accounting for greater than 48% of our single-family business volume. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is important to our business.

The mortgage industry has been consolidating and a decreasing number of large lenders originate most single-family mortgages. The loss of business from any one of our major lender customers could adversely affect our revenues and the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value. In addition, as we become more reliant on a smaller number of lender customers, our negotiating leverage with these customers could decrease, which could diminish our ability to price our products optimally. Decreased liquidity in the housing finance market in general increases the risk that a shock to the availability of mortgage credit could occur, which could materially, adversely affect our business and results of operations.

In addition, the volume of business generated by our customers has been or may be affected by a number of factors, including (1) financial and liquidity problems that many of our lender customers are experiencing or may experience in the future, (2) our lender customers’ strengthening of their lending criteria, and (3) departures by several large lender customers from correspondent or broker lending. To the extent our key lender customers significantly reduce the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. Our demands that our lender customers repurchase or compensate us for losses on loans that do not meet our underwriting and eligibility standards may strain our relationships with our lender customers and may also result in our customers reducing the volume of loans they provide us. A significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.

Our reliance on third parties to service our mortgage loans may impede our efforts to keep people in their homes and adversely affect the re-performance rate of loans we modify.

Mortgage servicers, or their agents and contractors, typically are the primary point of contact for borrowers as we delegate servicing responsibilities to them. We rely on these mortgage servicers to identify and contact troubled borrowers as early as possible, to assess the situation and offer appropriate options for resolving the problem and to successfully implement a solution. The demands placed on experienced mortgage loan servicers to service delinquent loans, including loans eligible for the Making Home Affordable Program, have increased significantly across the industry, straining servicer capacity. To the extent that mortgage servicers are hampered by limited resources or other factors, they may not be successful in conducting their servicing activities in a manner that fully accomplishes our objectives within the timeframe we desire. Further, our servicers have advised us that they have not been able to reach many of the borrowers who may need help with their mortgage loans even when repeated efforts have been made to contact the borrower.

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

Circumstances in the foreclosure environment over the last few years have resulted in foreclosures proceeding at a slow pace. As a result of the housing market downturn that began in 2006 and significantly worsened in 2008, servicers and states faced significant increases in the volume of foreclosures in 2009 and the first nine months of 2010. In October 2010, a number of single-family mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their own and their service providers’ foreclosure processes. The servicer foreclosure process deficiencies have generated significant concern and have been reviewed by various government agencies and the various state attorneys general. On February 9, 2012, a settlement was announced between five of the nation’s largest mortgage servicers (Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo & Company, Citigroup Inc., and Ally Financial Inc. (formerly GMAC)) and the federal government and 49 state attorneys general. The announced settlement, among other things, will require implementation by those mortgage servicers of certain new servicing and foreclosure practices. Although servicers have generally ended their outright foreclosure halts, the processing of foreclosures continues to be slow in many states due to continuing issues in the servicer foreclosure process, including efforts by servicers to comply with regulatory consent orders and requirements, recent changes in state foreclosure laws, court rules and proceedings, and the pipeline of foreclosures resulting from these delays and the elevated level of foreclosures caused by the housing market downturn. In addition, court budget cuts in Florida and other states could further delay the processing of foreclosures.

These changes in the foreclosure environment have negatively affected our foreclosure timelines, credit-related expenses and single-family serious delinquency rates, and we expect they will continue to do so. We believe these changes will also delay the recovery of the housing market. These changes could also negatively affect the value of the private-label securities we hold and result in additional impairments on these securities. In addition, the failure of our servicers or their service providers to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process poses operational, reputational and legal risks for us.

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

Several legal challenges have been made disputing MERS’s ability to initiate foreclosures, act as nominee in local land records, and/or assign mortgages or take other action on behalf of the loan owner. These challenges seek judicial relief ranging from money damages to injunctive/declaratory relief seeking the prevention of mortgage assignments by MERS and/or the voiding of completed foreclosures in which MERS appeared in the chain of title. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions, which could cause additional costs and time in the recordation process. These challenges also could result in court decisions that substantially delay new or pending foreclosures, or void completed foreclosures in certain jurisdictions, which would require that we re-foreclose on the affected properties, thereby increasing our costs and lengthening the time it takes for us to foreclose on and dispose of the properties.

In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies discussed above may impact MERS. In April 2011, federal banking regulators and FHFA announced that they were taking enforcement action against MERS and MERSCORP to address significant weaknesses in, among other things, oversight, management supervision and corporate governance at MERS and MERSCORP that were uncovered as part of the regulators’ review of mortgage servicers’ foreclosure processing. Failures by MERS or MERSCORP to apply prudent and effective process controls and to comply with legal and other requirements could pose counterparty, operational, reputational and legal risks for us. If investigations or new regulation or legislation restricts servicers’ use of MERS, our counterparties may be required to record all mortgage transfers in land records, incurring additional costs and time in the recordation process. At this time, we cannot predict the ultimate outcome of these legal challenges to, or the enforcement action against, MERS and MERSCORP or the impact on our business, results of operations and financial condition.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, those who set or interpret accounting guidance may amend or even reverse their previous interpretations or positions on how this guidance should be applied. These changes can be difficult to predict and expensive to implement, can divert management’s attention from other matters, and can materially impact how we record and report our financial condition and results of operations.

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

We rely upon business processes that are highly dependent on people, legacy technology and the use of numerous complex systems and models to manage our business and produce books and records upon which our financial statements are prepared. This reliance increases the risk that we may be exposed to financial, reputational or other losses as a result of inadequately designed internal processes or systems, or failed execution of our systems. While we continue to enhance our technology, operational controls and organizational structure in order to reduce our operational risk, these actions may not be effective to manage these risks and may create additional operational risk as we execute these enhancements. In addition, our increased use of third-party service providers for some of our business functions increases the risk that an operational failure by a third party will adversely affect us.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more such events occurs, this could jeopardize our or our customers’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our customers’, our counterparties’ or third parties’ operations, which could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Since the conservatorship began, we have experienced, and we expect we may continue to experience, substantial changes in our management, employees and business structure and practices. These changes could increase our operational risk and result in business interruptions and financial losses. In addition, due to events that are wholly or partially beyond our control, our systems could fail to operate properly, which could lead to financial losses, business disruptions, legal and regulatory sanctions and reputational damage.

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

Because our financial statements involve estimates for amounts that are very large, even a small change in the estimate can have a significant impact for the reporting period. For example, because our total loss reserves are so large, even a change that has a small impact relative to the size of our loss reserves can have a meaningful impact on our results for the quarter in which we make the change.

Due to the complexity of the critical accounting policies we have identified, our accounting methods relating to these policies involve substantial use of models. Models are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our models may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our models. As a result of the above factors, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be inaccurate, perhaps significantly.

Failure of our models to produce reliable results may adversely affect our ability to manage risk and make effective business decisions.

We make significant use of quantitative models to measure and monitor our risk exposures and to manage our business. For example, we use models to measure and monitor our exposures to interest rate, credit and market risks, and to forecast credit losses. The information provided by these models is used in making business decisions relating to strategies, initiatives, transactions, pricing and products.

Models are inherently imperfect predictors of actual results because they are based on historical data and assumptions regarding factors such as future loan demand, borrower behavior, creditworthiness and home price trends. Other potential sources of inaccurate or inappropriate model results include errors in computer code, bad data, misuse of data, or use of a model for a purpose outside the scope of the model’s design. Modeling often assumes that historical data or experience can be relied upon as a basis for forecasting future events, an assumption that may be especially tenuous in the face of unprecedented events.

Given the challenges of predicting future behavior, management judgment is used at every stage of the modeling process, from model design decisions regarding core underlying assumptions, to interpreting and applying final model output. To control for these inherent imperfections, our primary models are vetted by an independent model risk oversight team within our Enterprise Risk Division.

When market conditions change quickly and in unforeseen ways, there is an increased risk that the model assumptions and data inputs for our models are not representative of the most recent market conditions. Under such circumstances, we must rely on management judgment to make adjustments or overrides to our models. A formal model update is typically an extensive process that involves basic research, testing, independent validation and production implementation. In a rapidly changing environment, it may not be possible to update existing models quickly enough to properly account for the most recently available data and events. Management adjustments to modeled results are applied within the confines of the governance structure provided by a combination of our model risk oversight team and our business, finance, and risk committees.

If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management decisions, including decisions affecting loan purchases, management of credit losses, guaranty fee pricing, asset and liability management and the management of our net worth. Any of these decisions could adversely affect our businesses, results of operations, liquidity, net worth and financial condition. Furthermore, strategies we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable.

Changes in interest rates or our loss of the ability to manage interest rate risk successfully could adversely affect our net interest income and increase interest rate risk.

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

The Charter Act defines our permissible business activities. For example, we may not originate mortgage loans or purchase single-family loans in excess of the conforming loan limits, and our business is limited to the U.S. housing finance sector. In addition, our conservator has determined that, while in conservatorship, we will not be permitted to engage in new products and will be limited to continuing our existing business activities and taking actions necessary to advance the goals of the conservatorship. As a result of these limitations on our ability to diversify our operations, our financial condition and results of operations depend almost entirely on conditions in a single sector of the U.S. economy, specifically, the U.S. housing market. The weak and unstable condition of the U.S. housing market in recent years has therefore had a significant adverse effect on our results of operations, financial condition and net worth, which is likely to continue.

We could be required to pay substantial judgments, settlements or other penalties as a result of civil litigation.

We are a party to a number of lawsuits. We are unable at this time to estimate our potential liability in these matters, but may be required to pay substantial judgments, settlements or other penalties and incur significant expenses in connection with these lawsuits, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. In addition, responding to these lawsuits may divert significant internal resources away from managing our business. More information regarding these lawsuits is included in “Legal Proceedings” and “Note 19, Commitments and Contingencies.”

An active trading market in our equity securities may cease to exist, which would adversely affect the market price and liquidity of our common and preferred stock.

Our common stock and preferred stock are now traded exclusively in the over-the-counter market. We cannot predict the actions of market makers, investors or other market participants, and can offer no assurances that the market for our securities will be stable. If there is no active trading market in our equity securities, the market price and liquidity of the securities will be adversely affected.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We use a process of delegated underwriting in which lenders make specific representations and warranties about the characteristics of the mortgage loans we purchase and securitize. As a result, we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. Similarly, we rely on delegated servicing of loans and use of a variety of external resources to manage our REO. We have experienced financial losses resulting from mortgage fraud, including institutional fraud perpetrated by counterparties. In the future, we may experience additional financial losses or reputational damage as a result of mortgage fraud.

RISKS RELATING TO OUR INDUSTRY

A further decline in U.S. home prices or activity in the U.S. housing market would likely cause higher credit losses and credit-related expenses, and lower business volumes.

We expect weakness in the real estate financial markets to continue in 2012. The deterioration in the credit condition of outstanding mortgages will result in the foreclosure of some troubled loans, which is likely to add to excess inventory of unsold homes. We also expect heightened default and severity rates to continue during this period, and home prices, particularly in some geographic areas, may decline further. Any resulting increase in delinquencies or defaults, or in loss severity, will likely result in a higher level of credit losses and credit-related expenses, which in turn will adversely affect our results of operations, net worth and financial condition.

Our business volume is affected by the rate of growth in total U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. The rate of growth in total U.S. residential mortgage debt outstanding has declined substantially in response to the reduced activity in the housing market and declines in home prices, and we expect single-family mortgage debt outstanding to decrease by approximately 1.1% in 2012. A decline in the rate of growth in mortgage debt outstanding reduces the unpaid principal balance of mortgage loans available for us to purchase or securitize, which in turn could reduce our net interest income and guaranty fee income. Even if we are able to increase our share of the secondary mortgage market, it may not be sufficient to make up for the decline in the rate of growth in mortgage originations, which could adversely affect our results of operations and financial condition.

The Dodd-Frank Act and regulatory changes in the financial services industry may negatively impact our business.

The Dodd-Frank Act is significantly changing the regulation of the financial services industry, including by the creation of new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. This legislation will directly and indirectly affect many aspects of our business and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. The Dodd-Frank Act and related regulatory changes could require us to change certain business practices, cause us to incur significant additional costs, limit the products we offer, require us to increase our regulatory capital or otherwise adversely affect our business. Additionally, implementation of this legislation will result in increased supervision and more comprehensive regulation of our customers and counterparties in the financial services industry, which may have a significant impact on the business practices of our customers and counterparties, as well as on our counterparty credit risk.

Examples of aspects of the Dodd-Frank Act and related future regulatory changes that, if applicable, may significantly affect us include mandatory clearing of certain derivatives transactions, which could impose significant additional costs on us; minimum standards for residential mortgage loans, which could subject us to increased legal risk for loans we purchase or guarantee; and the development of credit risk retention regulations applicable to residential mortgage loan securitizations, which could impact the types and volume of loans sold to us. Enhanced prudential standards that become applicable to certain bank holding companies and nonbank financial companies could affect investor demand for our debt and MBS securities. We could also be designated as a systemically important nonbank financial company subject to supervision and regulation by the Federal Reserve. If this were to occur, the Federal Reserve would have the authority to examine us and could impose stricter prudential standards on us, including risk-based capital requirements, leverage limits, liquidity requirements, credit concentration limits, resolution plan and credit exposure reporting requirements, overall risk management requirements, contingent capital requirements, enhanced public disclosures and short-term debt limits. Regulators have been seeking public comment regarding the criteria for designating nonbank financial companies for heightened supervision.

Because federal agencies have not completed the extensive rulemaking processes needed to implement and clarify many of the provisions of the Dodd-Frank Act, it is difficult to assess fully the impact of this legislation on our business and industry at this time, nor can we predict what similar changes to statutes or regulations will occur in the future.

Revisions by the Basel Committee on Banking Supervision to international capital requirements, referred to as Basel III, may also have a significant impact on us or on the business practices of our customers and counterparties. Depending on how they are implemented by regulators, the Basel III rules could be the basis for a revised framework for GSE capital standards that could increase our capital requirements. The Basel III capital and liquidity rules could also affect investor demand for our debt and MBS securities, and could limit some lenders’ ability to count their rights to service mortgage loans toward meeting their regulatory capital requirements, which may reduce the economic value of mortgage servicing rights. As a result, a number of our customers and counterparties may change their business practices.

In addition, the actions of Treasury, the CFTC, the SEC, the Federal Deposit Insurance Corporation, the Federal Reserve and international central banking authorities directly or indirectly impact financial institutions’ cost of funds for lending, capital-raising and investment activities, which could increase our borrowing costs or make borrowing more difficult for us. Changes in monetary policy are beyond our control and difficult to anticipate.

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

The financial market crisis resulted in mergers of some of our most significant institutional counterparties. Consolidation within the financial services industry has increased and may continue to increase our concentration risk to counterparties in this industry, and we are and may become more reliant on a smaller number of institutional counterparties. This both increases our risk exposure to any individual counterparty and decreases our negotiating leverage with these counterparties. The structural changes in the financial services industry could affect us in substantial and unforeseeable ways and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

The occurrence of a major natural or other disaster in the United States could negatively impact our credit losses and credit-related expenses or disrupt our business operations in the affected geographic area.

We conduct our business in the residential and multifamily mortgage markets and own or guarantee the performance of mortgage loans throughout the United States. The occurrence of a major natural or environmental disaster, terrorist attack, pandemic, or similar event (a “major disruptive event”) in a regional geographic area of the United States could negatively impact our credit losses and credit-related expenses in the affected area.

The occurrence of a major disruptive event could negatively impact a geographic area in a number of different ways, depending on the nature of the event. A major disruptive event that either damages or destroys residential or multifamily real estate securing mortgage loans in our book of business or negatively impacts the ability of borrowers to continue to make principal and interest payments on mortgage loans in our book of business could increase our delinquency rates, default rates and average loan loss severity of our book of business in the affected region or regions, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth. While we attempt to create a geographically diverse mortgage credit book of business, there can be no assurance that a major disruptive event, depending on its magnitude, scope and nature, will not generate significant credit losses and credit-related expenses.

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

Item 3.    Legal Proceedings

This item describes our material legal proceedings. We describe additional material legal proceedings in “Note 19, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this discussion. We have recorded a reserve for legal claims related to those matters when we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

Shareholder Derivative Litigation

Three shareholder derivative cases, filed at various times between June 2007 and June 2008, naming certain of our current and former directors and officers as defendants, and Fannie Mae as a nominal defendant, are currently pending before the U.S. Court of Appeals for the District of Columbia Circuit: Kellmer v. Raines, et al. (filed June 29, 2007); Middleton v. Raines, et al. (filed July 6, 2007); and Agnes v. Raines, et al. (filed June 25, 2008). The cases rely on factual allegations that Fannie Mae’s accounting statements were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Agnes relies on factual allegations that defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. Plaintiffs seek, on behalf of Fannie Mae, various forms of monetary and non-monetary relief, including unspecified money damages (including restitution, legal fees and expenses, disgorgement and punitive damages); corporate governance changes; an accounting; and attaching, impounding or imposing a constructive trust on the individual defendants’ assets. Pursuant to a June 25, 2009 order, FHFA, as our conservator, substituted itself for shareholder plaintiffs in all of these actions. On July 27, 2010, the U.S. District Court for the District of Columbia dismissed Kellmer and Middleton with prejudice and Agnes without prejudice. FHFA filed motions to reconsider the decisions dismissing Kellmer and Middleton with prejudice, and those motions were denied on October 22, 2010. FHFA appealed that denial on November 22, 2010. Plaintiffs Kellmer and Agnes also appealed the substitution and the dismissal orders. On January 20, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued an order in the Kellmer appeal granting FHFA’s motions for the voluntary dismissal of defendants Kenneth M. Duberstein, Frederic Malek and Patrick Swygert. On that same day, in the Middleton appeal, the Court of Appeals for the District of Columbia issued an order granting FHFA’s motions for the voluntary dismissal of defendants Stephen Ashley, Kenneth Duberstein, Thomas Gerrity, Ann Korologos, Frederic Malek, Donald Marron, Anne Mulcahy, Joe Pickett, Leslie Rahl, Patrick Swygert, and John Wulff. The remaining parties have fully briefed the appeals and the D.C. Circuit heard oral argument on the appeals on February 16, 2012.

FHFA Private-Label Mortgage-Related Securities Litigation

In the third quarter of 2011, FHFA, as conservator for us and for Freddie Mac, filed 16 lawsuits on behalf of us and Freddie Mac against various financial institutions, their officers and affiliated and unaffiliated underwriters who were responsible for marketing and selling private-label mortgage-related securities to us. The lawsuits seek to recover losses we and Freddie Mac incurred on the securities. FHFA filed 13 of these lawsuits in the U.S. District Court for the Southern District of New York—against Bank of America Corp.; Barclays Bank PLC; Citigroup, Inc.; Credit Suisse Holdings (USA), Inc.; Deutsche Bank AG; First Horizon National Corporation;

Goldman, Sachs & Co.; HSBC North America Holdings Inc.; JPMorgan Chase & Co.; Merrill Lynch & Co.; Nomura Holding America Inc.; SG Americas, Inc.; and UBS Americas Inc. (“UBS”) and against certain related entities and individuals. Two lawsuits—against Countrywide Financial Corporation (“Countrywide”) and Morgan Stanley—were filed in the Supreme Court of the State of New York for the County of New York, and one—against The Royal Bank of Scotland Group PLC (“RBS”)—was filed in the U.S. District Court for the District of Connecticut. The lawsuit against UBS was filed on July 27, 2011, and all the others were filed on September 2, 2011. The lawsuits allege that the defendants violated federal securities laws and state common law by making material misstatements and omissions in the offering documents for the securities that were sold to Fannie Mae and Freddie Mac regarding the characteristics of the loans underlying the securities. The complaints also allege state securities law violations and some allege common law fraud. The complaints seek, among other things, rescission and recovery of consideration paid for the securities at issue in the lawsuits, monetary damages and, in certain cases, punitive damages for common law fraud.

Defendants in the two cases filed in New York state court removed those cases to the U.S. District Court for the Southern District of New York and FHFA filed motions to remand the cases back to state court. On February 7, 2012, the Joint Panel on Multidistrict Litigation transferred the Countrywide case to the U.S. District Court for the Central District of California for inclusion in a multidistrict proceeding involving other actions pending against Countrywide.

On November 16, 2011, all of the cases pending in the Southern District of New York were transferred to one judge in the district, Judge Cote. Judge Cote stayed the time to answer or move to dismiss all of the cases except the UBS case. On December 2, 2011, defendants in the UBS case filed a motion to dismiss. On December 21, 2011, FHFA filed an amended complaint in the UBS case. On December 2, 2011, defendants in the RBS case pending in the District of Connecticut filed a motion to dismiss. On February 1, 2012, FHFA filed an amended complaint in the RBS case.

Investigation by the Office of Inspector General of FHFA and the U.S. Attorney for the Eastern District of Virginia

In October 2011, we received notice of an ongoing investigation by the Office of Inspector General of FHFA (“FHFA OIG”) and the U.S. Attorney for the Eastern District of Virginia with regard to a multifamily agreement with The Related Companies, L.P. The financial impact of the agreement was not material to our financial statements. In connection with the investigation, we have received subpoenas for documents from the FHFA OIG. We are cooperating with this investigation.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the ticker symbol “FNMA.” The transfer agent and registrar for our common stock is Computershare, P.O. Box 43078, Providence, Rhode Island 02940.

Common Stock Data

The following table displays, for the periods indicated, the high and low prices per share of our common stock as reported in the Bloomberg Financial Markets service. For periods prior to our stock’s delisting from the NYSE on July 8, 2010, these are high and low sales prices reported in the consolidated transaction reporting system. For periods on or after July 8, 2010, these prices represent high and low trade prices. No dividends were declared on shares of our common stock during the periods indicated.

Quarter	High	Low
2010
First Quarter	$1.23	$0.91
Second Quarter	1.36	0.34
Third Quarter	0.42	0.19
Fourth Quarter	0.47	0.27
2011
First Quarter	$0.96	$0.30
Second Quarter	0.50	0.32
Third Quarter	0.39	0.23
Fourth Quarter	0.27	0.19

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

Holders

As of January 31, 2012, we had approximately 15,000 registered holders of record of our common stock, including holders of our restricted stock. In addition, as of January 31, 2012, Treasury held a warrant giving it the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise.

Recent Sales of Unregistered Securities

Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury.

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Stock Compensation Plans”). During the quarter ended December 31, 2011, 1,157 restricted stock units vested, as a result of which 786 shares of common stock were issued, and 371 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to our entering into conservatorship. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

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

Purchases of Equity Securities by the Issuer

The following table displays shares of our common stock we repurchased during the fourth quarter of 2011.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
	(Shares in thousands)
2011
October 1-31	—	$—	—	—
November 1-30	2	0.22	—	—
December 1-31	3	0.21	—	—

Total	5

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of approximately $950 in withholding taxes due upon the vesting of previously issued restricted stock.

(2)	We do not have any publicly announced share repurchase program under which we could purchase our common stock.

Item 6.	Selected Financial Data

The selected consolidated financial data displayed below are summarized from our results of operations for the five-year period ended December 31, 2011, as well as selected consolidated balance sheet data as of the end of each year within this five-year period. Certain prior period amounts have been reclassified to conform to the current period presentation. This data should be reviewed in conjunction with the audited consolidated financial statements and related notes and with the MD&A included in this annual report on Form 10-K.

As discussed in “MD&A—Consolidated Results of Operations,” prospectively adopting the consolidation accounting guidance on January 1, 2010 had a significant impact on the presentation and comparability of our consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. While some line items in our consolidated financial statements were not impacted, others were impacted significantly, which reduces the comparability of our results for 2011 and 2010 with the results for prior years.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars and shares in millions, except per share amounts)
Statement of operations data:
Net revenues(1)	$20,444	$17,493	$22,494	$17,436	$11,205
Net other-than-temporary impairments	(308)	(722)	(9,861)	(6,974)	(814)
Investment gains (losses), net	506	346	1,458	(246)	(53)
Fair value losses, net(2)	(6,621)	(511)	(2,811)	(20,129)	(4,668)
Administrative expenses	(2,370)	(2,597)	(2,207)	(1,979)	(2,669)
Credit-related expenses(3)	(27,498)	(26,614)	(73,536)	(29,809)	(5,012)
Other expenses, net(4)	(151)	(642)	(7,060)	(1,776)	(2,476)
(Benefit) provision for federal income taxes	(90)	(82)	(985)	13,749	(3,091)
Net loss attributable to Fannie Mae	(16,855)	(14,014)	(71,969)	(58,707)	(2,050)
Preferred stock dividends and issuance costs at redemption	(9,614)	(7,704)	(2,474)	(1,069)	(513)
Net loss attributable to common stockholders	(26,469)	(21,718)	(74,443)	(59,776)	(2,563)
Common share data:
Loss per share:
Basic and Diluted	$(4.61)	$(3.81)	$(13.11)	$(24.04)	$(2.63)
Weighted-average common shares outstanding:(5)
Basic and Diluted	5,737	5,694	5,680	2,487	973
Cash dividends declared per share	$—	$—	$—	$0.75	$1.90
New business acquisition data:
Fannie Mae MBS issues acquired by third parties(6)	$478,870	$497,975	$496,067	$434,711	$563,648
Mortgage portfolio purchases(7)	173,978	357,573	327,578	196,645	182,471

New business acquisitions	$652,848	$855,548	$823,645	$631,356	$746,119

	As of December 31,
	2011		2010		2009		2008		2007
	(Dollars in millions)
Balance sheet data:
Investments in securities:
Fannie Mae MBS	$24,274		$30,226		$229,169		$234,250		$179,401
Other agency MBS	16,744		19,951		43,905		35,440		32,957
Mortgage revenue bonds	10,978		11,650		13,446		13,183		16,213
Other mortgage-related securities	49,936		56,668		54,265		56,781		90,827
Non-mortgage-related securities	49,848		32,753		8,882		17,640		38,115
Mortgage loans:(8)
Loans held for sale	311		915		18,462		13,270		7,008
Loans held for investment, net of allowance	2,898,310		2,922,805		376,099		412,142		396,516
Total assets	3,211,484		3,221,972		869,141		912,404		879,389
Short-term debt	151,725		157,243		200,437		330,991		234,160
Long-term debt	3,038,147		3,039,757		574,117		539,402		562,139
Total liabilities	3,216,055		3,224,489		884,422		927,561		835,271
Senior preferred stock	112,578		88,600		60,900		1,000		—
Preferred stock	19,130		20,204		20,348		21,222		16,913
Total Fannie Mae stockholders’ (deficit) equity	(4,624)		(2,599)		(15,372)		(15,314)		44,011
Net worth (deficit) surplus(9)	(4,571)		(2,517)		(15,281)		(15,157)		44,118
Book of business data:
Total mortgage assets(10)	$3,065,616		$3,099,250		$769,252		$792,196		$727,903
Unconsolidated Fannie Mae MBS, held by third parties(11)	19,612		21,323		2,432,789		2,289,459		2,118,909
Other guarantees(12)	42,406		35,619		27,624		27,809		41,588

Mortgage credit book of business	$3,127,634		$3,156,192		$3,229,665		$3,109,464		$2,888,400

Guaranty book of business(13)	$3,037,549		$3,054,488		$3,097,201		$2,975,710		$2,744,237
Credit quality:
Total nonperforming loans(14)(15)	$251,949		$253,579		$222,064		$119,955		$27,254
Total loss reserves	76,938		66,251		64,891		24,753		3,391
Total loss reserves as a percentage of total guaranty book of business	2.53%		2.17%		2.10%		0.83%		0.12%
Total loss reserves as a percentage of total nonperforming loans(15)	30.54		26.13		29.22		20.64		12.44

	For the Year Ended December 31,
	2011		2010		2009		2008		2007
Performance ratios:
Net interest yield(16)	0.60%		0.51%		1.65%		1.03%		0.57%
Average effective guaranty fee rate (in basis points)(17)	N/A		N/A		27.6	bp	31.0	bp	23.7	bp
Credit loss ratio (in basis points)(18)	61.3	bp	77.4	bp	44.6	bp	22.7	bp	5.3	bp
Return on assets(19)	(0.82)%		(0.67)%		(8.27)%		(6.77)%		(0.30)%

(1)	Consists of net interest income and fee and other income.

(2)

Consists of the following: (a) derivatives fair value gains (losses), net; (b) trading securities gains (losses), net; (c) hedged mortgage assets gains (losses), net; (d) debt foreign exchange gains (losses), net; (e) debt fair value gains (losses), net; and (f) mortgage loans fair value losses, net.

(3)	Consists of provision for loan losses, provision for guaranty losses and foreclosed property expense.

(4)	Consists of the following: (a) debt extinguishment gains (losses), net; (b) gains (losses) from partnership investments; and (c) losses on certain guaranty contracts.

(5)

Includes the weighted-average shares of common stock that would be issuable upon the full exercise of the warrant issued to Treasury from the date of conservatorship through the end of the period for 2008 and for the full year for 2009, 2010, and 2011. Because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock), the warrant was evaluated based on its substance over form. It was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted loss per share.

(6)

Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by us during the reporting period less: (a) securitizations of mortgage loans held in our mortgage portfolio during the reporting period and (b) Fannie Mae MBS purchased for our mortgage portfolio during the reporting period.

(7)

Reflects unpaid principal balance of mortgage loans and mortgage-related securities we purchased for our mortgage portfolio during the reporting period. Includes acquisition of mortgage-related securities accounted for as the extinguishment of debt because the entity underlying the mortgage-related securities has been consolidated in our consolidated balance sheets. For 2011 and 2010, includes unpaid principal balance of approximately $67 billion and $217 billion, respectively, of delinquent loans purchased from our single-family MBS trusts. Under our MBS trust documents, we have the option to purchase from MBS trusts loans that are delinquent as to four or more consecutive monthly payments.

(8)	Mortgage loans consist solely of domestic residential real-estate mortgages.

(9)	Total assets less total liabilities.

(10)

Reflects unpaid principal balance of mortgage loans and mortgage-related securities reported in our consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount. As a result of our adoption of the consolidation accounting guidance as of January 1, 2010, we reflect a substantial majority of our Fannie Mae MBS as mortgage assets and the balance as unconsolidated Fannie Mae MBS.

(11)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(12)	Primarily includes long-term standby commitments we have issued and single-family and multifamily credit enhancements we have provided that are not otherwise reflected in the table.

(13)	Reflects mortgage credit book of business less non-Fannie Mae mortgage-related securities held in our investment portfolio for which we do not provide a guaranty.

(14)

Consists of on-balance sheet nonperforming loans held in our mortgage assets and off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts held by third parties. Includes all nonaccrual loans, as well as troubled debt restructurings (“TDR”) and HomeSaver Advance first-lien loans on accrual status. See “MD&A-Consolidated Results of Operations-Credit-Related Expenses-Nonperforming Loans” for a discussion of our nonperforming loans.

(15)

In December 2011, we changed our definition of “total nonperforming loans.” Under our new definition, we no longer reflect in this amount (1) our allowance for loan losses or (2) our allowance for accrued interest receivable related to these individually impaired loans. The amounts we report for prior periods have been revised from amounts we previously disclosed as a result of this change.

(16)	Calculated based on net interest income for the reporting period divided by the average balance of total interest-earning assets during the period, expressed as a percentage.

(17)

Calculated based on guaranty fee income for the reporting period divided by average outstanding Fannie Mae MBS and other guarantees during the period, expressed in basis points. After the adoption of consolidation accounting guidance on January 1, 2010, guaranty fee income is significantly less than prior years, making average effective guarantee fee rate an inconsequential performance ratio after 2009.

(18)

Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense for the reporting period (adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts and HomeSaver Advance loans) divided by the average guaranty book of business during the period, expressed in basis points. See “MD&A-Consolidated Results of Operations-Credit-Related Expenses-Credit Loss Performance Metrics” for a discussion of how our credit loss metrics are calculated.

(19)

Calculated based on net loss available to common stockholders for the reporting period divided by average total assets during the period, expressed as a percentage. Average balances for purposes of ratio calculations are based on balances at the beginning of the year and at the end of each quarter for each year shown.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this MD&A in conjunction with our consolidated financial statements as of December 31, 2011 and related notes, and with “Business—Executive Summary.”

This report contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Business—Forward-Looking Statements” for more information on the forward-looking statements in this report and “Risk Factors” for a discussion of factors that could cause our actual results to differ, perhaps materially, from our forward-looking statements. Please also see “Glossary of Terms Used in This Report.”

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

We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. See “Risk Factors” for a discussion of the risk associated with the use of models. We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:

•	Fair Value Measurement

•	Other-Than-Temporary Impairment of Investment Securities

•	Total Loss Reserves

Fair Value Measurement

The use of fair value to measure our assets and liabilities is fundamental to our financial statements and is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 18, Fair Value.”

The fair value accounting rules provide a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Each asset or liability is assigned to a level based on the lowest level of any input that is significant to its fair value measurement. The three levels of the fair value hierarchy are described below:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

Level 3: Unobservable inputs.

The majority of the financial instruments that we report at fair value in our consolidated financial statements fall within the Level 2 category and are valued primarily utilizing inputs and assumptions that are observable in the marketplace, that can be derived from observable market data or that can be corroborated by recent trading activity of similar instruments with similar characteristics. For example, we generally request non-binding prices from at least three independent pricing services to estimate the fair value of our trading and available-for-sale securities at an individual security level. We use the average of these prices to determine the fair value.

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

Fair Value Hierarchy—Level 3 Assets and Liabilities

The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage securities and residual interests, certain mortgage loans, acquired property, partnership investments, our guaranty assets and buy-ups, our master servicing assets, certain long-term debt arrangements and certain highly structured, complex derivative instruments.

Table 5 displays a comparison, by balance sheet category, of the amount of financial assets carried in our consolidated balance sheets at fair value on a recurring basis (“recurring asset”) that were classified as Level 3 as of December 31, 2011 and 2010. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 5:    Level 3 Recurring Financial Assets at Fair Value

	As of December 31,
	2011	2010
	(Dollars in millions)
Trading securities	$4,238	$4,576
Available-for-sale securities	29,492	31,934
Mortgage loans	2,319	2,207
Other assets	238	247

Level 3 recurring assets	$36,287	$38,964

Total assets	$3,211,484	$3,221,972
Total recurring assets measured at fair value	$156,552	$161,696
Level 3 recurring assets as a percentage of total assets	1%	1%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	23%	24%
Total recurring assets measured at fair value as a percentage of total assets	5%	5%

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include mortgage loans and acquired property. The fair value of Level 3 nonrecurring assets totaled $69.0 billion for the year ended December 31, 2011 and $63.0 billion for the year ended December 31, 2010.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.2 billion as of December 31, 2011 and $1.0 billion as of December 31, 2010, and other liabilities with a fair value of $173 million as of December 31, 2011 and $143 million as of December 31, 2010.

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

Our Valuation Oversight Committee includes senior representation from our Capital Markets segment, our Enterprise Risk Office and our Finance division. The composition of the Committee is determined by the committee chair, our Chief Financial Officer, with the objective of obtaining appropriate representation from finance, risk and select business units within Fannie Mae. The Committee is responsible for advising the committee chair based on its review of valuation methodologies and results for various financial instruments, including significant asset or liability valuations used for financial reporting. Our Price Verification Group, which is an independent control group separate from the group responsible for obtaining prices, is responsible for performing monthly independent price verification. The Price Verification Group also performs independent reviews of the assumptions used in determining the fair value of products we hold that have material estimation risk because observable market-based inputs do not exist.

Our validation procedures are intended to ensure that the individual prices we receive are consistent with our observations of the marketplace and prices that are provided to us by pricing services or dealers. We verify selected prices using a variety of methods, including comparing the prices to secondary pricing services and corroborating the prices by reference to other independent market data, such as non-binding broker or dealer quotations, relevant benchmark indices, and prices of similar instruments. We review prices for reasonableness based on variations from prices provided in previous periods, comparing prices to internally calculated expected prices and conducting relative value comparisons based on specific characteristics of securities. In addition, we compare our derivatives valuations to counterparty valuations as part of the collateral exchange process. We have formal discussions with the pricing services as part of our due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. The prices provided to us by independent pricing services reflect the existence of credit enhancements, including monoline insurance coverage, and the current lack of liquidity in the marketplace. If we determine that a price provided to us is outside established parameters, we will further examine the price, including having follow-up discussions with the pricing service or dealer. If we conclude that a price is not valid, we will adjust the price for various factors, such as liquidity, bid-ask spreads and credit considerations. These adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. All of these processes are executed before we use the prices in preparing our financial statements.

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

The dislocation of historical pricing relationships between certain financial instruments persisted during 2011 due to the housing and financial market crisis. These conditions, which have resulted in greater market volatility, wider credit spreads and a lack of price transparency, made the measurement of fair value more difficult and complex for some financial instruments, particularly for financial instruments for which there is no active market, such as our guaranty contracts and loans purchased with evidence of credit deterioration.

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

We provide more detailed information on our accounting for other-than-temporary impairment in “Note 1, Summary of Significant Accounting Policies” and “Note 5, Investments in Securities.” Also refer to “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of other-than-temporary impairment recognized on our investments in Alt-A and subprime private-label securities. See “Risk Factors” for a discussion of the risks associated with possible future write-downs of our investment securities.

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

We maintain an allowance for loan losses and an allowance for accrued interest receivable for loans classified as held for investment, including both loans we hold in our portfolio and loans held in consolidated Fannie Mae MBS trusts. We maintain a reserve for guaranty losses for loans held in unconsolidated Fannie Mae MBS trusts we guarantee and loans we have guaranteed under long-term standby commitments and other credit enhancements we have provided. We also maintain an allowance for preforeclosure property tax and insurance receivable on delinquent loans that is included in “Other assets” in our consolidated balance sheets. These amounts, which we collectively refer to as our total loss reserves, represent probable losses incurred related to loans in our guaranty book of business, including concessions granted to borrowers upon modifications of their loans, as of the balance sheet date.

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

We have an established process, using analytical tools, benchmarks and management judgment, to determine our loss reserves. Although our loss reserve process benefits from extensive historical loan performance data, this process is subject to risks and uncertainties, including a reliance on historical loss information that may not be representative of current conditions. We continually monitor delinquency and default trends and make changes in our historically developed assumptions and estimates as necessary to better reflect present conditions, including current trends in borrower risk and/or general economic trends, changes in risk management practices, and changes in public policy and the regulatory environment. We also consider the recoveries that we expect to receive on mortgage insurance and other loan-specific credit enhancements entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction, as such recoveries reduce the severity of the loss associated with defaulted loans. Due to the stress in the housing and credit markets and the extent of deterioration in these markets, our process for determining our loss reserves has become significantly more complex and involves a greater degree of management judgment than prior to this period of housing and mortgage market stress.

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

In the fourth quarter of 2011, we updated the estimated probability, based on historical trends, of a trial modification becoming a permanent modification. Permanent modifications are a better indicator of a loan’s performance than loans that do not complete a trial modification period. The impact of applying a higher probability of success to our trial modifications reduced our allowance for loan losses and credit-related expenses by approximately $700 million. Additionally, we enhanced our process to estimate the recovery amount incorporated in our allowance for loan losses related to repurchase requests. The recovery estimate takes into account individual loan attributes such as the probability of default and severity on our individually impaired loans and resulted in a reduction in our allowance for loan losses and our credit-related expenses of approximately $800 million.

In the third quarter of 2011, we updated our allowance for loan loss models for individually impaired loans to incorporate more home price data at the regional level rather than at the national level. We believe this approach provides a better estimation of possible home price paths and related default expectations; it has resulted in a decrease to our allowance for loan losses and a reduction in our provision for loan losses of approximately $800 million.

In the second quarter of 2011, we updated our loan loss models to incorporate more recent data on prepayments of modified loans, which contributed to an increase in our allowance for loan losses and an increase in credit-related expenses of approximately $1.5 billion. The change resulted in slower expected prepayment speeds, which extended the expected lives of modified loans and lowered the present value of cash flows on those loans. Also in the second quarter of 2011, we updated our estimate of the reserve for guaranty losses related to private-label mortgage-related securities that we have guaranteed to increase our focus on earlier stage delinquency, rather than foreclosure trends, as the primary driver in estimating incurred losses. We believe delinquencies are a better indicator of incurred losses compared to foreclosure trends because the recent delays in the foreclosure process have interrupted the normal flow of delinquent mortgages into foreclosure. This update resulted in an increase in our reserve for guaranty losses included within “Other liabilities” and an increase in credit related-expenses of approximately $700 million.

Multifamily Loss Reserves

We establish a specific multifamily loss reserve for multifamily loans that we determine are individually impaired. We identify multifamily loans for evaluation for impairment through a credit risk assessment process. As part of this assessment process, we stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan and management judgment. We categorize loan credit risk, taking into consideration available operating statements and expected cash flows from the underlying property, the estimated value of the property, the historical loan payment experience and current relevant market conditions that may impact credit quality. If we conclude that a multifamily loan is impaired, we measure the impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property less the estimated discounted costs to sell the property and any lender loss sharing or other proceeds we expect to receive. When a modified loan is deemed individually impaired, we measure the impairment based on the difference between our recorded investment in the loan and the present value of expected cash flows discounted at the loan’s original interest rate. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, less the estimated costs to sell the property and any lender loss sharing or other proceeds we expect to receive. We generally obtain property appraisals from independent third-parties to determine the fair value of multifamily loans that we consider to be individually impaired. We also obtain property appraisals and broker price opinions when we foreclose on a multifamily property. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.

The collective multifamily loss reserve for all other loans in our multifamily guaranty book of business is established using an internal model that applies loss factors to loans in similar risk categories. Our loss factors are developed based on our historical default and loss severity experience. Management may also apply judgment to adjust the loss factors derived from our models, taking into consideration model imprecision and specifically known events, such as current credit conditions, that may affect the credit quality of our multifamily loan portfolio but are not yet reflected in our model-generated loss factors. We then allocate a portion of the reserve to interest accrued on the loans as of the balance sheet date.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a discussion of our consolidated results of operations for the periods indicated and should be read together with our consolidated financial statements, including the accompanying notes.

In 2009, the FASB concurrently revised the accounting guidance related to the consolidation of variable interest entities (the “consolidation accounting guidance”) and the accounting guidance related to transfers of financial assets. The revisions to the accounting guidance for these topics replaced the previous accounting model with a qualitative model for determining the primary beneficiary of a VIE and also increased the population of entities that are subject to assessment under the consolidation accounting guidance by removing the scope exception for qualifying special purpose entities. On January 1, 2010, we prospectively adopted the revised guidance for these topics, which had a significant impact on the presentation and comparability of our consolidated financial statements. We consolidate the substantial majority of our single-class securitization trusts and upon adoption of the consolidation accounting guidance, eliminated previously recorded deferred revenue from our guaranty arrangements. While some line items in our consolidated statements of operations were not impacted, others were impacted significantly, which reduces the comparability of our results for 2011 and 2010 with our results for 2009. The following table provides a summary of the line items that were impacted significantly as a result of our adoption of the consolidation accounting standards.

Item	Accounting Treatment
Net interest income

• We recognize the underlying assets and liabilities of the substantial majority of our MBS trusts in our consolidated balance sheets, which increases both our interest-earning assets and interest-bearing liabilities and related interest income and interest expense.

• Contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 are recognized into interest income.

• We include nonaccrual loans from the majority of our MBS trusts in our consolidated financial statements, which decreases our net interest income as we do not recognize interest income on these loans while we continue to recognize interest expense for amounts owed to MBS certificateholders.

Guaranty fee income (included in Fee and other income)

• Substantially all of our guaranty-related assets and liabilities in our consolidated balance sheets are eliminated. We do not recognize income or loss from amortizing these assets and liabilities nor do we recognize changes in their fair value. We recognize both contractual guaranty fees and the amortization of deferred cash fees received after December 31, 2009 through guaranty fee income only on those amounts related to unconsolidated trusts and other credit enhancement arrangements, such as our long-term standby commitments.

Credit-related expenses

• As the majority of our trusts are consolidated, we do not record fair value losses on credit-impaired loans acquired from the substantial majority of our trusts.

• The substantial majority of our combined loss reserves are recognized in our allowance for loan losses to reflect the loss allowance against the consolidated mortgage loans. We use a different methodology to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses, which reduces our credit-related expenses.

Investment gains (losses), net

• Our portfolio securitization transactions that reflect transfers of assets to consolidated trusts do not qualify as sales. Accordingly, we do not designate the substantial majority of our loans held for securitization as held-for-sale, thereby reducing the amount we recognize as portfolio securitization gains and losses and our lower of cost or fair value adjustments.

• We do not record gains or losses on the sale from our portfolio of the substantial majority of our available-for-sale MBS because these securities are eliminated in consolidation.

Fair value gains (losses), net

• We do not record fair value gains or losses on the majority of our trading MBS, which reduces the amount of securities subject to recognition of changes in fair value in our consolidated statement of operations.

See “Note 1, Summary of Significant Accounting Policies” for a further discussion of the impacts of the consolidation accounting guidance on our consolidated financial statements.

Additionally, we expect high levels of period-to-period volatility in our results of operations and financial condition, principally due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark to market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period-to-period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives may fluctuate, some of the financial instruments that the derivatives hedge are not recorded at fair value in our consolidated financial statements.

Table 6 displays our consolidated results of operations for the periods indicated.

Table 6:    Summary of Consolidated Results of Operations

	For the Year Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in millions)
Net interest income	$19,281	$16,409	$14,510	$2,872	$1,899
Fee and other income	1,163	1,084	7,984	79	(6,900)

Net revenues	$20,444	$17,493	$22,494	$2,951	$(5,001)

Investment gains, net	506	346	1,458	160	(1,112)
Net other-than-temporary impairments	(308)	(722)	(9,861)	414	9,139
Fair value losses, net	(6,621)	(511)	(2,811)	(6,110)	2,300
Administrative expenses	(2,370)	(2,597)	(2,207)	227	(390)
Credit-related expenses(1)	(27,498)	(26,614)	(73,536)	(884)	46,922
Other non-interest expenses(2)	(1,098)	(1,495)	(8,544)	397	7,049

Loss before federal income taxes	(16,945)	(14,100)	(73,007)	(2,845)	58,907
Benefit for federal income taxes	(90)	(82)	(985)	(8)	903

Net loss	(16,855)	(14,018)	(72,022)	(2,837)	58,004
Less: Net loss attributable to the noncontrolling interest	—	4	53	(4)	(49)

Net loss attributable to Fannie Mae	$(16,855)	$(14,014)	$(71,969)	$(2,841)	$57,955

Total comprehensive loss attributable to Fannie Mae	$(16,408)	$(10,570)	$(60,472)	$(5,838)	$49,902

(1)	Consists of provision for loan losses, provision for guaranty losses, and foreclosed property expense.

(2)	Consists of debt extinguishment losses, net and other expenses.

Net Interest Income

Net interest income represents the difference between interest income and interest expense and is a primary source of our revenue. The amount of interest income and interest expense we recognize in the consolidated statements of operations and comprehensive loss is affected by our investment and debt activity, asset yields and our funding costs.

Table 7 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 8 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 7:    Analysis of Net Interest Income and Yield

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae(1)	$392,719	$14,829	3.78%	$362,785	$14,992	4.13%	$321,394	$15,378	4.78%
Mortgage loans of consolidated trusts(1)	2,596,816	123,633	4.76	2,619,258	132,591	5.06	104,385	6,143	5.88

Total mortgage loans	2,989,535	138,462	4.63	2,982,043	147,583	4.95	425,779	21,521	5.05
Mortgage-related securities	316,963	14,607	4.61	387,798	19,552	5.04
Elimination of Fannie Mae MBS held in portfolio	(202,806)	(10,360)	5.11	(250,748)	(13,232)	5.28

Total mortgage-related securities, net(2)	114,157	4,247	3.72	137,050	6,320	4.61	347,467	17,230	4.96
Non-mortgage securities(3)	71,713	117	0.16	91,613	221	0.24	53,724	247	0.46
Federal funds sold and securities purchased under agreements to resell or similar arrangements	26,045	32	0.12	28,685	62	0.22	46,073	260	0.56
Advances to lenders	3,943	85	2.16	3,523	84	2.38	4,580	97	2.12

Total interest-earning assets	$3,205,393	$142,943	4.46%	$3,242,914	$154,270	4.76%	$877,623	$39,355	4.48%

Interest-bearing liabilities:
Short-term debt(4)	$160,704	$301	0.19%	$212,784	$619	0.29%	$280,260	$2,306	0.82%
Long-term debt	585,362	14,711	2.51	583,369	18,857	3.23	561,907	22,195	3.95

Total short-term and long-term funding debt	746,066	15,012	2.01	796,153	19,476	2.45	842,167	24,501	2.91
Debt securities of consolidated trusts	2,651,121	119,010	4.49	2,682,434	131,617	4.91
Elimination of Fannie Mae MBS held in portfolio	(202,806)	(10,360)	5.11	(250,748)	(13,232)	5.28

Total debt securities of consolidated trusts held by third parties	2,448,315	108,650	4.44	2,431,686	118,385	4.87	6,033	344	5.70

Total interest-bearing liabilities	$3,194,381	$123,662	3.87%	$3,227,839	$137,861	4.27%	$848,200	$24,845	2.93%

Impact of net non-interest bearing funding	$11,012		0.01%	$15,075		0.02%	$29,423		0.10%

Net interest income/net interest yield(2)		$19,281	0.60%		$16,409	0.51%		$14,510	1.65%

Net interest income/net interest yield of consolidated trusts(5)		$4,623	0.18%		$974	0.04%

	As of December 31,
	2011	2010	2009
Selected benchmark interest rates(6)
3-month LIBOR	0.58%	0.30%	0.25%
2-year swap rate	0.73	0.80	1.42
5-year swap rate	1.22	2.17	2.98
30-year Fannie Mae MBS par coupon rate	2.88	4.13	4.56

(1)

Interest income includes interest income on acquired credit-impaired loans of $2.1 billion, $2.2 billion and $619 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts include accretion income of $1.0 billion, $1.0 billion and $405 million for the years ended December 31, 2011, 2010 and 2009, respectively, relating to a portion of the fair value losses recorded upon the acquisition of the loans. Average balance includes loans on nonaccrual status, for which interest income is recognized when collected.

(2)

Includes an out-of-period adjustment of $727 million to reduce “Interest income: Available-for-sale securities” in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2011. Without this adjustment the average interest rate earned on total mortgage-related securities would have been 4.36% and the total net interest yield would have been 0.62%.

(3)	Includes cash equivalents.

(4)	Includes federal funds purchased and securities sold under agreements to repurchase.

(5)

Net interest income of consolidated trusts represents interest income from mortgage loans of consolidated trusts less interest expense from debt securities of consolidated trusts. Net interest yield is calculated based on net interest income from consolidated trusts divided by average balance of mortgage loans of consolidated trusts.

(6)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.

Table 8:    Rate/Volume Analysis of Changes in Net Interest Income

	2011 vs. 2010			2010 vs. 2009
	Total Variance	Variance Due to:(1)		Total Variance	Variance Due to:(1)
		Volume	Rate		Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(163)	$1,185	$(1,348)	$(386)	$1,849	$(2,235)
Mortgage loans of consolidated trusts	(8,958)	(1,128)	(7,830)	126,448	127,426	(978)

Total mortgage loans	(9,121)	57	(9,178)	126,062	129,275	(3,213)
Total mortgage-related securities, net(2)	(1,346)	(902)	(444)	(10,910)	(9,779)	(1,131)
Non-mortgage securities(3)	(104)	(42)	(62)	(26)	125	(151)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	(30)	(5)	(25)	(198)	(75)	(123)
Advances to lenders	1	9	(8)	(13)	(24)	11

Total interest income	(10,600)	(883)	(9,717)	114,915	119,522	(4,607)

Interest expense:
Short-term debt(4)	(318)	(130)	(188)	(1,687)	(458)	(1,229)
Long-term debt	(4,146)	64	(4,210)	(3,338)	821	(4,159)

Total short-term and long-term funding debt	(4,464)	(66)	(4,398)	(5,025)	363	(5,388)
Total debt securities of consolidated trusts held by third parties	(9,735)	940	(10,675)	118,041	118,099	(58)

Total interest expense	(14,199)	874	(15,073)	113,016	118,462	(5,446)

Net interest income(2)	$3,599	$(1,757)	$5,356	$1,899	$1,060	$839

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Excludes an out-of-period adjustment of $727 million that reduced the interest income on mortgage related securities for the year ended December 31, 2011.

(3)	Includes cash equivalents.

(4)	Includes federal funds purchased and securities sold under agreements to repurchase.

Net interest income increased during 2011, as compared with 2010, due to lower interest expense on debt, which was partially offset by lower interest income on loans and securities. The primary drivers of these changes were:

•

a reduction in the interest expense of debt of consolidated trusts driven by a decrease in rates. The rate on debt of consolidated trusts is generally driven by mortgage rates of loans securitized in MBS, and these mortgage rates declined in 2011;

•	lower interest expense on funding debt due to lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt;

•	lower interest income on mortgage securities due to a decrease in the balance of our mortgage securities, as we continue to manage our portfolio requirements; and

•

lower yields on mortgage loans as new business acquisitions continue to replace higher-yielding loans with loans issued at lower mortgage rates. The reduction in interest income on loans due to lower yields was partially offset by a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, due to a decline in the balance of nonaccrual loans in our consolidated balance sheets as we continue to complete a high number of loan modifications and foreclosures.

In the three month period ended December 31, 2011, we identified an error in the rate used to calculate interest income on available-for-sale securities, which resulted in an overstatement of interest income. To correct the error, we recorded an out-of-period adjustment of $727 million to reduce “Interest Income: Available-for-sale securities” in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2011.

Net interest income increased during 2010 compared with 2009 primarily as a result of an increase in interest income due to the recognition of contractual guaranty fees in interest income upon adoption of the consolidation accounting guidance and a reduction in the interest expense on debt that we have issued as lower borrowing rates allowed us to replace higher-cost debt with lower-cost debt. Partially offsetting these positive effects for 2010 was lower interest income from the interest-earning assets that we own due to lower yields on our mortgage and non-mortgage assets. The increase in net interest income was further offset by a significant increase in the number of loans on nonaccrual status in our consolidated balance sheets, because we do not recognize interest income on loans that have been placed on nonaccrual status, except when cash payments are received. The increase in loans on nonaccrual status in 2010 was due to our adoption of the consolidation accounting guidance.

Net interest yield significantly decreased for 2010 compared with 2009. We recognize the contractual guaranty fee and the amortization of deferred cash fees received after December 31, 2009 on the underlying mortgage loans of consolidated trusts as interest income, which represents the spread between the net interest yield on the underlying mortgage assets and the rate on the debt of the consolidated trusts. Upon adoption of the consolidation accounting guidance, our interest-earning assets and interest-bearing liabilities both increased by approximately $2.4 trillion. The lower spread on these interest-earning assets and liabilities reduced our net interest yield for 2010 as compared with 2009.

Additionally, our net interest income and net interest yield were higher than they would have otherwise been in 2011 and 2010 because our debt funding needs were lower than they would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement. Further, dividends paid to Treasury are not recognized in interest expense.

Table 9 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield from mortgage loans.

Table 9:    Impact of Nonaccrual Loans on Net Interest Income

	For the Year Ended December 31,
	2011			2010			2009
	Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(4,666)			$(4,721)
Mortgage loans of consolidated trusts	(896)			(3,692)

Total mortgage loans	$(5,562)	(18	) bp	$(8,413)	(26	) bp	$(1,238)	(14	) bp

(1)	Amount includes cash received for loans on nonaccrual status.

(2)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.

For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”

Net Other-Than-Temporary Impairment

The net other-than-temporary impairment charges recorded in 2011 and 2010 were primarily driven by a net decline in forecasted home prices for certain geographic regions, which resulted in a decrease in the present value of our cash flow projections on Alt-A and subprime securities. The charges recorded in 2011 were partially offset by an out-of-period adjustment, which reduced “Other-than-temporary-impairments” in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2011. Net other-than-temporary impairment decreased in 2010 compared with 2009 due to slower deterioration of the estimated credit component of the fair value losses of these securities. In addition, net other-than-temporary impairment decreased in 2010 compared with 2009 because, effective beginning in the second quarter of 2009, we recognize only the credit portion of other-than-temporary impairment in our consolidated statements of operations due to the adoption of new other-than-temporary impairment accounting guidance. The net other-than-temporary impairment charge recorded prior to April 1, 2009 included both the credit and non-credit components of the loss in fair value. Approximately 57% of the impairment recorded in 2009 was recorded in the first quarter of 2009 prior to the change in accounting guidance.

See “Note 5, Investments in Securities” for additional information regarding the net other-than-temporary impairment recognized in 2011, 2010 and 2009, including a discussion of an out-of-period adjustment we recorded in 2011.

Fair Value Gains (Losses), Net

Table 10 displays the components of our fair value gains and losses.

Table 10:    Fair Value Gains (Losses), Net

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(2,185)	$(2,895)	$(3,359)
Net change in fair value during the period	(3,954)	1,088	(1,337)

Total risk management derivatives fair value losses, net	(6,139)	(1,807)	(4,696)
Mortgage commitment derivatives fair value losses, net	(423)	(1,193)	(1,654)

Total derivatives fair value losses, net	(6,562)	(3,000)	(6,350)

Trading securities gains, net	266	2,692	3,744
Other, net(1)	(325)	(203)	(205)

Fair value losses, net	$(6,621)	$(511)	$(2,811)

	2011	2010	2009
5-year swap rate:
As of March 31	2.47%	2.73%	2.22%
As of June 30	2.03	2.06	2.97
As of September 30	1.26	1.51	2.65
As of December 31	1.22	2.18	2.98

(1)	Consists of the following: debt fair value gains (losses), net, debt foreign exchange gains (losses), net, and mortgage loans fair value gains (losses), net.

Risk Management Derivatives Fair Value (Losses) Gains, Net

Risk management derivative instruments are an integral part of our management of interest rate risk. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We purchase option-based risk management derivatives to economically hedge prepayment risk. In cases where options obtained through callable debt issuances are not needed for risk management derivative purposes, we may sell options in the over-the-counter derivatives market in order to offset the options obtained in the callable debt. Our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally use only derivatives that are relatively liquid and straightforward to value. We consider the cost of derivatives used in our management of interest rate risk to be an inherent part of the cost of funding and hedging our mortgage investments and economically similar to the interest expense that we recognize on the debt we issue to fund our mortgage investments.

We present, by derivative instrument type, the fair value gains and losses on our derivatives for the years ended December 31, 2011, 2010 and 2009 in “Note 9, Derivative Instruments.”

The primary factors affecting the fair value of our risk management derivatives include the following:

•

Changes in interest rates:    Our derivatives, in combination with our issuances of debt securities, are intended to offset changes in the fair value of our mortgage assets. Mortgage assets tend to increase in value when interest rates decrease and, conversely, decrease in value when interest rates rise. Pay-fixed swaps decrease in value and receive-fixed swaps increase in value as swap rates decrease (with the opposite being true when swap rates increase). Because the composition of our pay-fixed and receive-fixed derivatives varies across the yield curve, the overall fair value gains and losses of our derivatives are sensitive to flattening and steepening of the yield curve.

•

Implied interest rate volatility:    Our derivatives portfolio includes option-based derivatives, which we purchase to economically hedge the prepayment option embedded in our mortgage investments and sell to offset the options obtained through callable debt issuances when those options are not needed for risk management purposes. A key variable in estimating the fair value of option-based derivatives is implied volatility, which reflects the market’s expectation of the magnitude of future changes in interest rates. Assuming all other factors are held equal, including interest rates, a decrease in implied volatility would reduce the fair value of our purchased options and an increase in implied volatility would increase the fair value of our purchased options, while having the opposite effect on the options that we have sold.

•

Changes in our derivative activity:    As interest rates change, we are likely to rebalance our portfolio to manage our interest rate exposure. As interest rates decrease, expected mortgage prepayments are likely to increase, which reduces the duration of our mortgage investments. In this scenario, we generally will rebalance our existing portfolio to manage this risk by adding receive-fixed swaps, which shortens the duration of our liabilities. Conversely, when interest rates increase and the duration of our mortgage assets increases, we are likely to add pay-fixed swaps, which have the effect of extending the duration of our liabilities. We use derivatives to rebalance our portfolio when the duration of our mortgage assets changes as the result of mortgage purchases or sales. We also use foreign-currency swaps to manage the foreign exchange impact of our foreign currency-denominated debt issuances.

•

Time value of purchased options:    Intrinsic value and time value are the two primary components of an option’s price. The intrinsic value is determined by the amount by which the market rate exceeds or is below the exercise, or strike rate, such that the option is in-the-money. The time value of an option is the amount by which the price of an option exceeds its intrinsic value. Time decay refers to the diminishing value of an option over time as less time remains to exercise the option.

We recorded risk management derivative fair value losses in 2011 primarily as a result of a decrease in the fair value of our pay-fixed derivatives due to a significant decline in swap rates during the period.

We recorded risk management derivative fair value losses in 2010 primarily as a result of time decay on our purchased options; a decrease in the fair value of our pay-fixed derivatives during the first quarter of 2010 due to a decline in swap rates during that period; and a decrease in implied interest rate volatility, which reduced the fair value of our purchased options.

Risk management derivative losses in 2009 were driven by losses on our receive-fixed swaps and receive-fixed option-based derivatives due to an increase in swap rates and by time decay on our purchased options, partially offset by gains on our net-pay fixed book due to higher swap rates.

Because risk management derivatives are an important part of our interest rate risk management strategy, it is important to evaluate the impact of our derivatives in the context of our overall interest rate risk profile and in conjunction with the other offsetting mark-to-market gains and losses presented in Table 10. For additional information on our use of derivatives to manage interest rate risk, including the economic objective of our use of various types of derivative instruments, changes in our derivatives activity and the outstanding notional amounts, see “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Interest Rate Risk Management.” See “Consolidated Balance Sheet Analysis—Derivative Instruments” for a discussion of the effect of derivatives on our consolidated balance sheets.

Mortgage Commitment Derivatives Fair Value Losses, Net

Commitments to purchase or sell some mortgage-related securities and to purchase single-family mortgage loans are generally accounted for as derivatives. For open mortgage commitment derivatives, we include changes in their fair value in our consolidated statements of operations and comprehensive loss. When derivative purchase commitments settle, we include the fair value of the commitment on the settlement date in the cost basis of the loan or security we purchase. When derivative commitments to sell securities settle, we include the fair value of the commitment on the settlement date in the cost basis of the security we sell. Purchases of securities issued by our consolidated MBS trusts are treated as extinguishments of debt; we recognize the fair value of the commitment on the settlement date as a component of debt extinguishment gains and losses. Sales of securities issued by our consolidated MBS trusts are treated as issuances of consolidated debt; we recognize the fair value of the commitment on the settlement date as a component of debt in the cost basis of the debt issued.

We recognized losses on our mortgage commitments in 2011, 2010 and 2009 primarily due to losses on commitments to sell mortgage-related securities as a result of a decline in interest rates during the commitment period. Additionally, mortgage commitment losses in 2009 were associated with a large volume of dollar roll transactions.

Trading Securities Gains (Losses), Net

We recognized fair value gains on our trading securities in 2011, 2010 and 2009. The estimated fair value of our trading securities may fluctuate substantially from period-to-period primarily due to changes in interest rates and credit spreads. Gains from our trading securities in 2011 were primarily driven by higher prices on our CMBS as a result of significant narrowing of the U.S. Treasury yield curve and swap yield curve spreads offset by widening credit spreads. Gains from trading securities in 2010 were primarily driven by a decrease in interest rates and narrowing of credit spreads, primarily on CMBS. Gains from trading securities in 2009 were primarily attributable to the narrowing of spreads on CMBS, agency MBS and non-mortgage related securities, partially offset by an increase in interest rates.

We provide additional information on our trading and available-for-sale securities in “Consolidated Balance Sheet Analysis—Investments in Mortgage-Related Securities.” We disclose the sensitivity of changes in the fair value of our trading securities to changes in interest rates in “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk.”

Administrative Expenses

Administrative expenses decreased in 2011 compared with 2010 due to ongoing operating cost reduction efforts we are undertaking to increase productivity and lower our administrative costs. We have taken recent steps to realign our organization, personnel and resources to focus on our most critical priorities, which include providing liquidity, stability and affordability to the mortgage market. Administrative expenses increased in 2010 compared with 2009 due to an increase in employees and third-party services primarily related to our foreclosure prevention and credit loss mitigation efforts.

Credit-Related Expenses

We refer to our provision for loan losses and our provision for guaranty losses collectively as our “provision for credit losses.” Credit-related expenses consist of our provision for credit losses and foreclosed property expense.

Provision for Credit Losses

Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, as of each balance sheet date. We establish our loss reserves through our provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, typically upon foreclosure, we record a charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a reduction to charge-offs.

Table 11 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. As of December 31, 2011 and 2010, we estimate that over two-thirds of this amount represents credit losses we expect to realize in the future and nearly one-third will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 11:    Total Loss Reserves

	As of December 31,
	2011	2010
	(Dollars in millions)
Allowance for loan losses	$72,156	$61,556
Reserve for guaranty losses(1)	994	323

Combined loss reserves	73,150	61,879
Allowance for accrued interest receivable	2,496	3,414
Allowance for preforeclosure property taxes and insurance receivable(2)	1,292	958

Total loss reserves	76,938	66,251
Fair value losses previously recognized on acquired credit impaired loans(3)	16,273	19,171

Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$93,211	$85,422

(1)	Amount included in “Other liabilities” in our consolidated balance sheets.

(2)	Amount included in “Other assets” in our consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our consolidated balance sheets.

We refer to our allowance for loan losses and reserve for guaranty losses collectively as our combined loss reserves. We summarize the changes in our combined loss reserves in Table 12. Because we recognized mortgage loans held by newly consolidated trusts upon adoption of the consolidation accounting guidance on January 1, 2010, we increased our “Allowance for loan losses” and decreased our “Reserve for guaranty losses.” The impact at the transition date is reported as “Adoption of consolidation accounting guidance.” The decrease in the combined loss reserves on the adoption date represents a difference in the methodology used to estimate incurred losses for our allowance for loan losses as compared with our reserve for guaranty losses and our separate presentation of the portion of the allowance related to accrued interest as our “Allowance for accrued interest receivable.”

Table 12:    Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Year Ended December 31,
	2011			2010			2009	2008	2007
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance, January 1	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925	$2,772	$629	$284
Adoption of consolidation accounting guidance	—	—	—	—	43,576	43,576	—	—	—
Provision for loan losses	14,080	11,834	25,914	13,067	11,635	24,702	9,569	4,022	658
Charge-offs(1)(2)	(19,398)	(1,772)	(21,170)	(15,852)	(7,026)	(22,878)	(2,245)	(1,987)	(407)
Recoveries	3,636	1,636	5,272	1,913	1,164	3,077	214	190	107
Transfers(3)	9,980	(9,980)	—	44,714	(44,714)	—	—	—	—
Other(4)	481	103	584	(3,390)	6,544	3,154	(385)	(82)	(13)

Ending balance, December 31(5)	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556	$9,925	$2,772	$629

Reserve for guaranty losses:
Beginning balance, January 1	$323	$—	$323	$54,430	$—	$54,430	$21,830	$2,693	$519
Adoption of consolidation accounting guidance	—	—	—	(54,103)	—	(54,103)	—	—	—
Provision for guaranty losses	804	—	804	194	—	194	63,057	23,929	3,906
Charge-offs	(138)	—	(138)	(203)	—	(203)	(31,142)	(4,986)	(1,782)
Recoveries	5	—	5	5	—	5	685	194	50

Ending balance, December 31	$994	$—	$994	$323	$—	$323	$54,430	$21,830	$2,693

Combined loss reserves:
Beginning balance, January 1	$48,853	$13,026	$61,879	$62,508	$1,847	$64,355	$24,602	$3,322	$803
Adoption of consolidation accounting guidance	—	—	—	(54,103)	43,576	(10,527)	—	—	—
Total provision for credit losses	14,884	11,834	26,718	13,261	11,635	24,896	72,626	27,951	4,564
Charge-offs(1)(2)	(19,536)	(1,772)	(21,308)	(16,055)	(7,026)	(23,081)	(33,387)	(6,973)	(2,189)
Recoveries	3,641	1,636	5,277	1,918	1,164	3,082	899	384	157
Transfers(3)	9,980	(9,980)	—	44,714	(44,714)	—	—	—	—
Other(4)	481	103	584	(3,390)	6,544	3,154	(385)	(82)	(13)

Ending balance, December 31(5)	$58,303	$14,847	$73,150	$48,853	$13,026	$61,879	$64,355	$24,602	$3,322

Attribution of charge-offs:
Charge-offs attributable to guaranty book of business			$(21,192)			$(22,901)	$(12,832)	$(4,544)	$(825)
Charge-offs attributable to fair value losses on:
Acquired credit-impaired loans			(116)			(180)	(20,327)	(2,096)	(1,364)
HomeSaver Advance loans			—			—	(228)	(333)	—

Total charge-offs			$(21,308)			$(23,081)	$(33,387)	$(6,973)	$(2,189)

Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family			$71,512			$60,163	$62,312	$24,498	$3,249
Multifamily			1,638			1,716	2,043	104	73

Total			$73,150			$61,879	$64,355	$24,602	$3,322

Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family			2.52%			2.10%	2.14%	0.87%	0.13%
Multifamily			0.84			0.91	1.10	0.06	0.05
Combined loss reserves as a percentage of:
Total guaranty book of business			2.41%			2.03%	2.08%	0.83%	0.12%
Total nonperforming loans(6)			29.03			24.40	28.98	20.51	12.19

(1)	Includes accrued interest of $1.4 billion, $2.4 billion, $1.5 billion, $642 million and $128 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(2)

While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Accordingly, charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)

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

(5)	Includes $375 million, $385 million, $726 million, $150 million, and $39 million as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively, for acquired credit-impaired loans.

(6)

In December 2011, we changed our definition of “total nonperforming loans.” Under our new definition, we no longer reflect in this amount (1) our allowance for loan losses or (2) our allowance for accrued interest receivable related to these individually impaired loans. The amounts we report for prior periods have been revised from amounts we previously disclosed as a result of this change.

The prolonged decline in home prices and the continued stress on a broad segment of borrowers from continued high levels of unemployment and underemployment have caused our total loss reserves to remain high for the past few years. We expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because: (1) we expect future defaults on loans from our legacy book of business and the resulting charge-offs will occur over a period of years; and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and will remain in our reserves until the loans are fully repaid or default. Our provision for credit losses continues to be a key driver of our net losses for each period presented. The amount of our provision for credit losses varies from period to period based on changes in home prices, borrower payment behavior, the types and volumes of loss mitigation activities completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties. In addition, our provision for credit losses and our loss reserves can be impacted by updates to our allowance for loan loss models that we use to estimate our loss reserves. For further information on estimates and assumptions that are used to calculate our loan loss reserves and the impact of specific changes in estimates during 2011 see “Critical Accounting Policies and Estimates.”

Our provision for credit losses increased in 2011 compared with 2010 primarily due to: (1) a decline in actual and projected home prices, which led to an increase in projected defaults and higher loss severity rates; (2) a decrease in the estimated recovery amount from mortgage insurance coverage; and (3) the implementation of new accounting guidance that increased our troubled debt restructuring (“TDR”) population, which increased the number of loans that are individually impaired. A TDR is a loan restructuring that grants a concession to a borrower experiencing financial difficulties. The increase in our provision was partially offset by: (1) an increase in cash received by us and estimated amounts due to us for repurchase requests; and (2) accelerated expected prepayment speeds due to the lower interest rate environment, which reduced the expected lives of loans and increased the present value of cash flows expected on those loans.

Our provision for credit losses was impacted in 2010 by an agreement with Bank of America, N.A., and its affiliates, on December 31, 2010, to address outstanding repurchase requests for residential mortgage loans. Bank of America agreed, among other things, to make a cash payment to us of $1.3 billion, $930 million of which was recognized as a recovery of charge-offs resulting in a reduction to our provision for loan losses and allowance for loan losses.

Our provision for credit losses substantially decreased in 2010 compared with 2009 primarily because there was neither an increase in the number of seriously delinquent loans, nor a sharp decline in home prices in 2010 compared with the significant changes in these factors in 2009; therefore, we did not need to substantially increase our reserves in 2010 compared with the significant increase in our reserves in 2009. In addition, our provision for credit losses decreased in 2010 compared with 2009 due to a decline in fair value losses on acquired credit-impaired loans. Because of our adoption of consolidation accounting guidance in the beginning of 2010, we no longer record fair value losses upon our acquisition of credit-impaired loans from most of our MBS trusts, as the substantial majority of these trusts are now consolidated.

Individual Impairment and Troubled Debt Restructurings

Because of the substantial volume of loan modifications we completed and the number of loans that entered a trial modification period since 2009, approximately two-thirds of our total loss reserves are attributable to individual impairment rather than the collective reserve for loan losses. Individual impairment for a TDR is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. The individual impairment model includes forward-looking assumptions using multiple scenarios of the future economic environment, including interest rates and home prices. If we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure the impairment based on the fair value of the collateral, less selling costs. Based on the structure of our modifications, in particular the size of the concessions granted, and the performance of modified loans combined with the forward-looking assumptions used in our model, the allowance calculated for an individually impaired loan has generally been greater than the allowance that would be calculated under the collective reserve.

In April 2011, FASB issued new accounting guidance regarding TDRs effective for the third quarter of 2011 that applied retrospectively to January 1, 2011. In the third quarter of 2011, we recognized an incremental increase of $514 million in our provision for credit losses due to loans that were reassessed as TDRs as a result of adopting the new TDR accounting guidance. For additional information on the new TDR accounting guidance, see “Note 1, Summary of Significant Accounting Policies.”

Loss Reserves Concentration Analysis

Certain loan categories continued to contribute disproportionately to the increase in our nonperforming loans and credit losses as displayed in Table 16. These categories include: loans on properties in California, Florida, Arizona and Nevada and certain Midwest states; loans originated in 2006 and 2007; and loans related to higher-risk product types, such as Alt-A loans. Although we have identified other vintages as unprofitable, the largest and most disproportionate contributors to credit losses have been the 2006 and 2007 vintages. Accordingly, our concentration statistics throughout this MD&A focus on only these two vintages. Our combined single-family loss reserves are also disproportionately higher for these states, Alt-A loans and our 2006 and 2007 vintages. Table 13 displays our loss reserves concentration analysis.

Table 13:    Loss Reserves Concentration Analysis(1)

	Combined Single- Family Loss Reserves
	As of December 31,
	2011	2010
Midwest states(2)	16%	14%
California, Florida, Arizona, Nevada	49	52
Alt-A	29	30
2006 and 2007	62	67

(1)	Loans that meet more than one category are included in each applicable category.
(2)	Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, KS, MO and WI.

Nonperforming Loans

Our balance of nonperforming single-family loans remained high as of December 31, 2011 due to both high levels of delinquencies and an increase in TDRs. When a TDR occurs, the loan may return to a current status, but it will continue to be classified as a nonperforming loan as the loan is not performing in accordance with its original terms. Table 14 displays the composition of our nonperforming loans, which includes our single-family and multifamily held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Table 14:    Nonperforming Single-Family and Multifamily Loans (1)

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$142,998	$170,788	$37,596	$15,610	$8,397
Troubled debt restructurings on accrual status(2)	108,797	82,702	9,880	5,799	1,809

Total on-balance sheet nonperforming loans(3)	251,795	253,490	47,476	21,409	10,206
Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(4)	154	89	174,588	98,546	17,048

Total nonperforming loans(3)	251,949	253,579	222,064	119,955	27,254
Allowance for loan losses and allowance for accrued interest receivable related to individually impaired on-balance sheet nonperforming loans	(47,711)	(38,827)	(5,609)	(723)	(98)

Total nonperforming loans, net of allowance	$204,238	$214,752	$216,455	$119,232	$27,156

Accruing on-balance sheet loans past due 90 days or more(5)	$768	$896	$612	$317	$204

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Interest related to on-balance sheet nonperforming loans:
Interest income forgone(6)	$8,224	$8,185	$1,341	$401	$215
Interest income recognized for the period(7)	6,598	7,995	1,206	771	328

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	Includes HomeSaver Advance first-lien loans on accrual status.

(3)

In December 2011, we changed our definition of “total on-balance sheet nonperforming loans” and “total nonperforming loans.” Under our new definitions, we no longer reflect in these amounts (1) our allowance for loan losses or (2) our allowance for accrued interest receivable related to these individually impaired loans. The amounts we report in Table 14 for prior periods have been revised from amounts we previously disclosed as a result of this change.

(4)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

(5)

Recorded investment in loans that, as of the end of each period, are 90 days or more past due and continuing to accrue interest. The majority of this amount consists of loans insured or guaranteed by the U.S. government and loans for which we have recourse against the seller in the event of a default.

(6)

Represents the amount of interest income we did not record but would have recorded during the period for on-balance sheet nonperforming loans as of the end of each period had the loans performed according to their original contractual terms.

(7)

Represents interest income recognized during the period for on-balance sheet loans classified as nonperforming as of the end of each period. Includes primarily amounts accrued while the loans were performing and cash payments received on nonaccrual loans.

Foreclosed Property Expense

Foreclosed property expense, which is displayed in Table 15, decreased in 2011 compared with 2010 due, in part, to an increase in cash received by us and estimated amounts due to us for repurchase requests. These amounts were recognized in our provision for credit losses and foreclosed property expense. In addition, we had fewer REO properties in 2011 compared with 2010, primarily driven by delays in the foreclosure process, which resulted in lower foreclosed property expense. The decrease in foreclosed property expense was partially offset by a decrease in the estimated recovery amount from mortgage insurance coverage.

Foreclosed property expense increased during 2010 compared with 2009 primarily due to the substantial increase in our REO inventory and an increase in valuation adjustments that reduced the value of our REO inventory during the period. Foreclosed property expense reflected the recognition of cash fees of $796 million in 2010 and $668 million in 2009 from the cancellation and restructuring of some of our pool mortgage insurance coverage. There were no such cash fees recognized in 2011. The cancelled and restructured policies covered the unpaid principal balance of approximately $42 billion in 2010 and approximately $40 billion in 2009. The fees represented an acceleration of, and discount on, claims expected to be received pursuant to the coverage net of premiums expected to be paid. These cancellations and restructurings resulted in operational savings from reduced claims processing and mitigated our counterparty credit risk given the weakened financial condition of our mortgage insurer counterparties. Further, under our December 31, 2010 agreement with Bank of America, N.A., and its affiliates, Bank of America agreed, among other things, to a cash payment of $1.3 billion, $266 million of which was recognized as a reduction to foreclosed property expense. In addition, during the second quarter of 2010, we began recording expenses related to preforeclosure property taxes and insurance to the provision for loan losses.

Credit Loss Performance Metrics

Our credit-related expenses should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts and HomeSaver Advance loans. We also exclude interest forgone on nonperforming loans in our mortgage portfolio, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses.

Historically, management viewed our credit loss performance metrics, which include our historical credit losses and our credit loss ratio, as indicators of the effectiveness of our credit risk management strategies. As our credit losses are now at such high levels, management has shifted its focus to our loss mitigation strategies and the reduction of our total credit losses and away from the credit loss ratio to measure performance. However, we believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. They also provide a consistent treatment of credit losses for on- and off-balance sheet loans. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans and HomeSaver Advance loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 15 displays the components of our credit loss performance metrics as well as our average single-family and multifamily default rate and initial charge-off severity rate.

Table 15:    Credit Loss Performance Metrics

	For the Year Ended December 31,
	2011			2010			2009
	Amount	Ratio(1)		Amount	Ratio(1)(2)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries(3)	$16,031	52.4	bp	$19,999	65.6	bp	$32,488	106.7	bp
Foreclosed property expense(3)	780	2.6		1,718	5.6		910	3.0

Credit losses including the effect of fair value losses on acquired credit-impaired loans and HomeSaver Advance loans	16,811	55.0		21,717	71.2		33,398	109.7
Less: Fair value losses resulting from acquired credit-impaired loans and HomeSaver advanced loans	(116)	(0.4)		(180)	(0.6)		(20,555)	(67.5)
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense	2,042	6.7		2,094	6.8		739	2.4

Credit losses and credit loss ratio	$18,737	61.3	bp	$23,631	77.4	bp	$13,582	44.6	bp

Credit losses attributable to:
Single-family	$18,346			$23,133			$13,362
Multifamily	391			498			220

Total	$18,737			$23,631			$13,582

Single-family default rate		1.71%			1.99%			1.07%
Single-family initial charge-off severity rate(4)		34.82%			34.07%			37.21%
Average multifamily default rate		0.53%			0.61%			0.28%
Average multifamily initial charge-off severity rate(4)		37.10%			39.18%			32.46%

(1)	Basis points are based on the amount for each line item presented divided by the average guaranty book of business during the period.

(2)

Beginning in the second quarter of 2010, expenses relating to preforeclosure taxes and insurance were recorded as charge-offs. These expenses were recorded as foreclosed property expense in the first quarter of 2010. The impact of including these costs in charge-offs was 4.7 basis points for the year ended December 31, 2010.

(3)

Includes cash received pursuant to our December 31, 2010 agreement with Bank of America. The impact of this cash receipt was a reduction in charge-offs, net of recoveries, of $930 million or 3.0 basis points and a reduction in foreclosed property expense of $266 million or 0.9 basis points for the year ended December 31, 2010.

(4)

Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from short sales.

Credit losses decreased in 2011 compared with 2010 primarily due to delays in the foreclosure process, which resulted in fewer charge-offs in 2011. In addition, credit losses declined in 2011 due to an increase in cash received by us and estimated amounts due to us for repurchase requests. The increase in our credit losses in 2010 compared with 2009 was driven by an increase in the number of defaults due to the prolonged decline in the housing market and home prices.

Table 16 displays an analysis of our credit losses in certain higher-risk loan categories, loan vintages and loans within certain states that continue to account for a disproportionate share of our credit losses as compared with our other loans.

Table 16:    Credit Loss Concentration Analysis

	Percentage of Single-Family Conventional Guaranty Book of Business Outstanding(1)			Percentage of Single- Family Credit Losses
				For the Year Ended December 31,
	As of December 31,
	2011	2010	2009	2011	2010	2009
Geographical distribution:
Arizona, California, Florida and Nevada	28%	28%	28%	58%	56%	57%
Illinois, Indiana, Michigan and Ohio	10	11	11	12	14	15
All other states	62	61	61	30	30	28
Select higher-risk product features(2)	21	22	24	56	61	69
Vintages:
2006	7	8	11	28	29	31
2007	10	12	15	30	36	36
All other vintages	83	80	74	42	35	33

(1)

Calculated based on the unpaid principal balance of loans, where we have detailed loan-level information, for each category divided by the unpaid principal balance of our single-family conventional guaranty book of business.

(2)	Includes Alt-A loans, subprime loans, interest-only loans, loans with original LTV ratios greater than 90% and loans with FICO credit scores less than 620.

Our 2009, 2010 and 2011 vintages accounted for approximately 2% of our single-family credit losses for 2011. Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines. We provide more detailed credit performance information, including serious delinquency rates by geographic region and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Regulatory Hypothetical Stress Test Scenario

Under a September 2005 agreement with FHFA’s predecessor, OFHEO, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States. Although other provisions of the September 2005 agreement were suspended in March 2009 by FHFA until further notice, this disclosure requirement was not suspended. For purposes of this calculation, we assume that, after the initial 5% shock, home price growth rates return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 17 displays a comparison of the credit loss sensitivities for the periods indicated for first-lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.

Table 17:    Single-Family Credit Loss Sensitivity(1)

	As of December 31,
	2011	2010
	(Dollars in millions)
Gross single-family credit loss sensitivity	$21,922	$25,937
Less: Projected credit risk sharing proceeds	(1,690)	(2,771)

Net single-family credit loss sensitivity	$20,232	$23,166

Outstanding single-family whole loans and loans underlying Fannie Mae MBS	$2,769,454	$2,782,512
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.73%	0.83%

(1)

Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 97% of our total single-family guaranty book of business as of December 31, 2011 and December 31, 2010, respectively. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table. Single-family mortgage loans as of December 31, 2010 exclude subprime mortgages.

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

Other non-interest expenses also include losses from partnership investments. We are a limited liability investor in LIHTC and non-LIHTC investments formed for the purpose of providing equity funding for affordable multifamily rental properties. Historically, we generally received tax benefits (tax credits and tax deductions for net operating losses) on our LIHTC investments that we used to reduce our income tax expense. Given our current tax position, it is unlikely that we will be able to use the tax benefits that we expect to receive this year and in the future from these LIHTC investments. In 2009, we reduced the carrying value of our LIHTC investments to zero because we no longer had the intent and ability to sell or otherwise transfer our LIHTC investments for value. As a result, we no longer recognize net operating losses or other-than-temporary impairment on our LIHTC investments.

Other non-interest expenses decreased in 2011 compared with 2010 primarily due to a decrease in net losses recorded on the extinguishment of debt as a result of lower funding needs in 2011 compared with higher call activity due to low interest rates in 2010. Other non-interest expenses decreased in 2010 compared with 2009 due primarily to: (1) the recognition of a $5.0 billion loss during the fourth quarter of 2009 to reduce the carrying value of our LIHTC partnership investments to zero in our consolidated financial statements; (2) a decrease in master servicing costs related to our master servicing assets and liabilities as a result of derecognizing the portion of our master servicing asset and liability relating to consolidated trusts upon adoption of the consolidation accounting guidance; (3) lower expenses for legal claim reserves; and (4) lower interest expense associated with unrecognized tax benefits related to certain unresolved tax positions. The decrease in 2010 was partially offset by an increase in HAMP incentive payments and net losses recorded on the extinguishment of debt, because our borrowing costs declined and it became advantageous for us to redeem higher cost debt and replace it with lower cost debt.

Federal Income Taxes

We recorded a tax benefit for federal income taxes of $90 million for 2011 because we effectively settled our 2007 and 2008 tax years with the Internal Revenue Service (“IRS”) in 2011. We recorded a tax benefit for federal income taxes of $82 million for 2010 primarily due to the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 1999 through 2004. We recorded a tax benefit for federal income taxes of $985 million for 2009, due primarily to the benefit of carrying back a portion of our 2009 loss, net of the reversal of the use of certain tax credits, to prior years.

We discuss federal income taxes and the factors that led us to record a partial valuation allowance against our net deferred tax assets in “Note 10, Income Taxes.” The amount of deferred tax assets considered realizable is subject to adjustment in future periods. We will continue to monitor all available evidence related to our ability to utilize our remaining deferred tax assets. If we determine that recovery is not likely, we will record an additional valuation allowance against the deferred tax assets that we estimate may not be recoverable. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

Financial Impact of the Making Home Affordable Program on Fannie Mae

Home Affordable Refinance Program

Because we already own or guarantee the original mortgages that we refinance under HARP, our expenses under that program have consisted mostly of limited administrative costs. See “Business—Making Home Affordable—Changes to the Home Affordable Refinance Program,” for a discussion on the recent changes to HARP.

Home Affordable Modification Program

Loans in trial modification plans are considered TDRs and are assessed for individual impairment. These TDRs include loans that entered into a trial modification under the program but that did not receive a permanent modification under the program. We incurred impairments related to these loans that had entered a trial modification under HAMP of $5.2 billion during 2011, compared with $14.1 billion during 2010 and $26.4 billion in 2009. During 2009, approximately 40% of the impairments on these loans related to fair value losses on credit impaired loans acquired from unconsolidated MBS trusts, which represents approximately 84,000 loans. These impairments increased our provision for loan losses in our consolidated results of operations and comprehensive loss. The impairments do not reflect the reduction in our collective loss reserves that occurred as a result of beginning to individually assess the loans for impairment upon entering a trial modification.

We paid or accrued HAMP incentive fees for servicers of $338 million during 2011, compared with $339 million during 2010 and $17 million during 2009. These fees were related to loans modified under HAMP, which we recorded as part of “Other expenses.” Borrower incentive payments are included in the calculation of our allowance for loan losses for individually impaired loans. Additionally, our expenses under HAMP also include administrative costs.

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

BUSINESS SEGMENT RESULTS

We provide a more complete description of our business segments in “Business–Business Segments.” Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. We are working on reorganizing our company by function rather than by business in order to improve our operational efficiencies and effectiveness. In future periods, we may change some of our management reporting and how we report our business segment results. We describe the management reporting and allocation process used to generate our segment results in “Note 14, Segment Reporting.” In this section, we discuss changes to our presentation for reporting results for our three business segments, Single-Family, Multifamily and Capital Markets, which have been revised due to our prospective adoption of the revised accounting guidance in 2010 on the consolidation of VIE’s and transfers of financial assets. We then display our segment results for 2011, 2010 and 2009, in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our consolidated results of operations in “Consolidated Results of Operations.” See “Note 14, Segment Reporting” for a reconciliation of our segment results to our consolidated results.

Current Segment Reporting Presentation

Our prospective adoption of the consolidation accounting guidance in 2010 had a significant impact on the presentation and comparability of our consolidated financial statements because we consolidated the substantial majority of our single-class securitization trusts and eliminated previously recorded deferred revenue from our guaranty arrangements. We continue to manage Fannie Mae based on the same three business segments; however, effective in 2010 we changed the presentation of segment financial information that is currently evaluated by management.

While some line items in our segment results were not impacted by either the change from the consolidation accounting guidance or changes to our segment presentation, others were impacted materially, which reduces the comparability of our 2011 and 2010 segment results with 2009. We have not restated results prior to 2010 nor have we presented 2011 and 2010 results under the old presentation because we determined that it was impracticable to do so; therefore, our segment results reported in 2011 and 2010 are not comparable with years prior to 2010. See “Note 1, Summary of Significant Accounting Policies” for additional information regarding the impact upon adoption.

Under our current segment reporting structure, the sum of the results for our three business segments does not equal our consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our consolidated statements of operations and comprehensive loss.

Summary

Table 18 displays a summary of our segment results under our current segment reporting presentation for 2011 and 2010 and our prior segment presentation for 2009.

Table 18:    Business Segment Summary

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Net revenues:(1)
Single-Family	$5,675	$2,126	$8,784
Multifamily	1,064	940	582
Capital Markets	12,901	13,400	13,128
Consolidated trusts	950	460	—
Eliminations/adjustments	(146)	567	—

Total	$20,444	$17,493	$22,494

Net (loss) income attributable to Fannie Mae:
Single-Family	$(23,941)	$(26,680)	$(63,798)
Multifamily	583	216	(9,028)
Capital Markets	8,999	16,074	857
Consolidated trusts	429	(224)	—
Eliminations/adjustments	(2,925)	(3,400)	—

Total	$(16,855)	$(14,014)	$(71,969)

	As of December 31,
	2011	2010	2009
	(Dollars in millions)
Total assets:
Single-Family(2)	$11,822	$14,843	$19,991
Multifamily(2)	5,747	4,881	5,698
Capital Markets	836,700	873,052	843,452
Consolidated trusts	2,676,952	2,673,937	—
Eliminations/adjustments(2)	(319,737)	(344,741)	—

Total	$3,211,484	$3,221,972	$869,141

(1)	Includes net interest (loss) income, guaranty fee income (expense), and fee and other income (expense).

(2)

The allowance for loan losses, allowance for accrued interest receivable and fair value losses previously recognized on acquired credit impaired loans are not treated as assets for Single-Family and Multifamily segment reporting purposes because these allowances and losses relate to loan assets that are held by the Capital Markets segment and consolidated trusts.

Segment Results

Table 19 displays our segment results under our current segment reporting presentation for 2011.

Table 19:    Business Segment Results

	For the Year Ended December 31, 2011
	Business Segments			Other Activity/Reconciling Items
	Single- Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(2,411)	$(38)	$13,920	$5,765		$2,045	(3)	$19,281
Provision for loan losses	(25,623)	(291)	—	—		—		(25,914)

Net interest (loss) income after provision for loan losses	(28,034)	(329)	13,920	5,765		2,045		(6,633)
Guaranty fee income (expense)	7,507	884	(1,497)	(4,486	)(4)	(2,181	)(4)	227 (4)
Investment (losses) gains, net	(2)	18	3,711	(315)		(2,906	)(5)	506
Net other-than-temporary impairments	—	—	(306)	(2)		—		(308)
Fair value losses, net	(7)	—	(6,596)	(226)		208	(6)	(6,621)
Debt extinguishment (losses) gains, net	—	—	(254)	22		—		(232)
Gains from partnership investments	—	81	—	—		—		81 (7)
Fee and other income (expense)	579	218	478	(329)		(10)		936
Administrative expenses	(1,638)	(264)	(468)	—		—		(2,370)
(Provision) benefit for guaranty losses	(830)	26	—	—		—		(804)
Foreclosed property expense	(765)	(15)	—	—		—		(780)
Other (expense) income	(857)	25	(34)	—		(81)		(947)

(Loss) income before federal income taxes	(24,047)	644	8,954	429		(2,925)		(16,945)
Benefit (provision) for federal income taxes	106	(61)	45	—		—		90

Net (loss) income attributable to Fannie Mae	$(23,941)	$583	$8,999	$429		$(2,925)		$(16,855)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our consolidated balance sheets.

(2)

Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)

Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our consolidated statements of operations and comprehensive loss.

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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Gains from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive loss.

Single-Family Business Results

Table 20 displays the financial results of our Single-Family business for 2011 and 2010 under the current segment reporting presentation and for 2009 under the prior segment reporting presentation. The primary source of revenue for our Single-Family business is guaranty fee income. Expenses primarily include credit-related expenses, net interest loss and administrative expenses.

Table 20:    Single-Family Business Results

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Statement of operations data:
Net interest (loss) income	$(2,411)	$(5,386)	$428
Guaranty fee income(1)	7,507	7,206	8,002
Credit-related expenses(2)	(27,218)	(26,420)	(71,320)
Other expenses(3)	(1,925)	(2,149)	(2,283)

Loss before federal income taxes	(24,047)	(26,749)	(65,173)
Benefit for federal income taxes	106	69	1,375

Net loss attributable to Fannie Mae	$(23,941)	$(26,680)	$(63,798)

Other key performance data:
Single-family effective guaranty fee rate (in basis points)(4)	26.2	25.1	27.9
Single-family average charged guaranty fee on new acquisitions (in basis points)(5)	28.8	25.7	23.8
Average single-family guaranty book of business(6)	$2,864,919	$2,873,779	$2,864,759
Single-family Fannie Mae MBS issues(7)	$564,606	$603,247	$791,418

(1)	Guaranty fee income is included in fee and other income in our consolidated statements of operations and comprehensive loss.

(2)	Consists of the provision for loan losses, provision for guaranty losses and foreclosed property expense.

(3)	Consists of investment gains and losses, fair value losses, fee and other income, administrative expenses and other expenses.

(4)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

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

(7)

Reflects unpaid principal balance of Fannie Mae MBS issued and guaranteed by the Single-Family segment during the period. Includes Housing Finance Agency (HFA) new issue bond program issuances, none of which occurred in 2011 or 2009. There were HFA new issue bond program issuances of $3.1 billion during 2010.

2011 compared with 2010

Key factors affecting the results of our Single-Family business for 2011 compared with 2010 included the following:

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

Net interest loss decreased in 2011 compared with 2010 primarily due to a significant decrease in interest income not recognized for loans on nonaccrual status because of a decline in the total number of loans on nonaccrual status driven by loan workouts during 2011.

Guaranty Fee Income

Guaranty fee income increased in 2011 compared with 2010 due to an increase in the amortization of risk-based fees, reflecting the impact of higher risk based pricing associated with our more recent acquisition vintages.

Our average single-family guaranty book of business was relatively flat period over period despite our continued high market share because of the decline in U.S. residential mortgage debt outstanding. Our estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, remained high at 47.9% for 2011.

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

2010 compared with 2009

Key factors affecting the results of our Single-Family business for 2010 compared with 2009 included the following:

Net Interest Income (Expense)

The shift from net interest income in 2009 to net interest expense in 2010 was primarily driven by an increase in interest not recorded on nonaccrual loans, which increased to $8.4 billion in 2010 from $1.2 billion in 2009. The number of nonaccrual loans in our consolidated balance sheets increased as a result of our adoption of the consolidation accounting guidance in 2010.

Guaranty Fee Income

Guaranty fee income decreased in 2010, compared with 2009, primarily because: (1) we now amortize our single-family deferred cash fees under the static yield method, which resulted in lower amortization income compared with 2009 when we amortized these fees under the prospective level yield method; (2) guaranty fee income in 2009 included the amortization of certain non-cash deferred items, the balance of which was eliminated upon adoption of the consolidation accounting guidance and was not re-established on Single-Family’s balance sheet at the transition date; and (3) guaranty fee income in 2009 reflected an increase in the fair value of buy-ups and certain guaranty assets which are no longer adjusted to fair value under the new segment reporting.

Our average single-family guaranty book of business was relatively flat period over period despite our continued high market share because of the decline in U.S. residential mortgage debt outstanding. There were fewer new mortgage originations due to weakness in the housing market and an increase in liquidations due to the high level of foreclosures. Our estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, remained high at 44% for 2010.

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

Multifamily Business Results

The Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our LIHTC investments, for which we reduced the carrying value to zero in our consolidated financial statements in 2009, and our equity investments. We are no longer making new LIHTC or equity investments, although we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities, gains and losses from the sale of multifamily MBS and re-securitizations, and other miscellaneous income. Of this activity, a main contributor of net income from multifamily products in the Capital Markets group results is net interest income. Estimated net interest income earned on Fannie Mae multifamily mortgage loans and multifamily MBS in the Capital Markets group results was $873 million for 2011, $865 million for 2010 and $785 million for 2009.

Table 21 displays the financial results of our Multifamily business for 2011 and 2010 under the current segment reporting presentation and for 2009 under the prior segment reporting presentation. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related expenses, administrative expenses and for 2009 net operating losses from our partnership investments.

Table 21:    Multifamily Business Results

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Statement of operations data:
Guaranty fee income(1)	$884	$791	$675
Fee and other income	218	146	100
Gains (losses) from partnership investments(2)	81	(70)	(6,735)
Credit-related expenses(3)	(280)	(194)	(2,216)
Other expenses(4)	(259)	(443)	(594)

Income (loss) before federal income taxes	644	230	(8,770)
Provision for federal income taxes	(61)	(14)	(311)

Net income (loss)	583	216	(9,081)
Less: Net loss attributable to the noncontrolling interests(2)	—	—	53

Net income (loss) attributable to Fannie Mae	$583	$216	$(9,028)

Other key performance data:
Multifamily effective guaranty fee rate (in basis points)(5)	46.0	42.3	37.6
Credit loss performance ratio (in basis points)(6)	20.4	26.6	12.3
Average Multifamily guaranty book of business(7)	$191,984	$186,867	$179,315
Multifamily new business volumes(8)	$24,356	$17,919	$20,183
Multifamily units financed from new business volumes(9)	423,000	306,000	372,000
Fannie Mae Multifamily MBS issuances(10)	$34,066	$26,499	$16,435
Fannie Mae Multifamily structured securities issuances (issued by Capital Markets group)(11)	$6,435	$4,808	$1,648
Additional net interest income earned on Fannie Mae Multifamily mortgage loans and MBS (included in Capital Markets Group’s results)(12)	$873	$865	$785
Average Fannie Mae Multifamily mortgage loans and MBS in Capital Markets Group’s portfolio(13)	$110,748	$115,839	$117,417

	As of December 31,
	2011	2010	2009
	(Dollars in millions)
Multifamily serious delinquency rate	0.59%	0.71%	0.63%
Percentage of guaranty book of business with credit enhancement	90%	89%	89%
Fannie Mae percentage of total multifamily mortgage debt outstanding(14)	21.0%	20.6%	19.8%
Fannie Mae Multifamily MBS outstanding(15)	$101,574	$77,251	$59,852

(1)	Guaranty fee income is included in fee and other income in our consolidated statements of operations and comprehensive loss.

(2)

Gains (losses) from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive loss. In 2011 and 2010, gains (losses) from partnership investments are reported using the equity method of accounting. As a result, net income (loss) attributable to noncontrolling interest from partnership investments is not included in income (loss) for the Multifamily segment. In 2009, gains (losses) from partnership investments are reported using either the equity method or consolidation, in accordance with GAAP, with net income (loss) attributable to noncontrolling interests included in partnership gains (losses).

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

(8)

Reflects unpaid principal balance of multifamily Fannie Mae MBS issued (excluding portfolio securitizations) and multifamily loans purchased during the period. Includes HFA new issue bond program issuances, none of which occurred in 2011. There were HFA new issue bond program issuances of $1.0 billion and $391 million for the years ended December 31, 2010 and 2009, respectively.

(9)	Excludes HFA new issue bond program.

(10)

Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) $10.0 billion and $8.7 billion of Fannie Mae portfolio securitization transactions for the years ended December 31, 2011 and 2010, respectively, and (c) $241 million and $389 million of conversions of adjustable-rate loans to fixed-rate loans and DMBS securities to MBS securities for the years ended December 31, 2011 and 2010, respectively.

(11)	Reflects original unpaid principal balance of out-of-portfolio multifamily structured securities issuances by our Capital Markets Group.

(12)	Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s portfolio.

(13)	Based on unpaid principal balance.

(14)

Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information as of December 31, 2011 is through September 30, 2011 and is based on the Federal Reserve’s September 2011 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(15)

Includes $28.3 billion and $19.9 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our consolidated balance sheets, as of December 31, 2011 and 2010, respectively; and $1.4 billion of bonds issued by HFAs as of December 31, 2011 and 2010.

2011 compared with 2010

Key factors affecting the results of our Multifamily business for 2011 compared with 2010 included the following:

Guaranty Fee Income

Multifamily guaranty fee income increased in 2011 compared with 2010 primarily due to higher fees charged on new acquisitions. New acquisitions with higher guaranty fees have become an increasingly large part of our multifamily guaranty book of business.

Gains (Losses) from Partnership Investments

We recognized income from partnership investments in 2011 compared with losses in 2010. Overall, stronger national multifamily market fundamentals resulted in improved property-level operating performance and increased gains on the sale of investments.

Credit-Related Expenses

Multifamily credit-related expenses increased in 2011 compared with 2010 primarily due to a stable allowance for loan losses in 2011 compared to a decrease in 2010. Although national multifamily market fundamentals continued to improve in 2011, certain local markets and properties continued to underperform compared to the rest of the nation.

Multifamily credit losses, which consist of net charge-offs and foreclosed property expense, were $391 million for 2011 compared with $498 million for 2010.

Provision for Federal Income Taxes

In the second quarter of 2011, we reached an effective settlement of issues with the Internal Revenue Service relating to tax years 2007 and 2008, which reduced our total corporate tax liability. However, the reduction in our tax liability also reduced the low-income housing tax credits we were able to use in those years, resulting in a provision for federal income taxes for the Multifamily segment in 2011.

2010 compared with 2009

Key factors affecting the results of our Multifamily business for 2010 compared with 2009 included the following:

Guaranty Fee Income

Multifamily guaranty fee income increased in 2010 compared with 2009 primarily due to higher fees charged on new acquisitions. New acquisitions with higher guaranty fees have become an increasingly large part of our book of business.

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

Capital Markets Group Results

Table 22 displays the financial results of our Capital Markets group for 2011 and 2010 under the current segment reporting presentation and for 2009 under the prior segment reporting presentation. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that Capital Markets uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” and “Note 9, Derivative Instruments and Hedging Activities.” The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, allocated guaranty fee expense, other-than-temporary impairment and administrative expenses.

Table 22:    Capital Markets Group Results

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Statement of operations data:
Net interest income(1)	$13,920	$14,321	$14,275
Investment gains, net(2)	3,711	4,047	1,460
Net other-than-temporary impairments	(306)	(720)	(9,861)
Fair value (losses) gains, net(3)	(6,596)	239	(2,811)
Fee and other income	478	519	319
Other expenses(4)	(2,253)	(2,359)	(2,446)

Income before federal income taxes	8,954	16,047	936
Benefit (provision) for federal income taxes	45	27	(79)

Net income attributable to Fannie Mae	$8,999	$16,074	$857

(1)

Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $6.6 billion and $6.3 billion for the years ended December 31, 2011 and 2010, respectively. Nonaccrual loans did not comprise a significant portion of the Capital Markets group’s portfolio in 2009. In 2011 and 2010, Capital Markets net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts. In 2009, the Capital Markets group’s net interest income included interest income on mortgage-related assets underlying MBS trusts that we consolidated under the prior consolidation accounting guidance and the interest expense on the corresponding debt of such trusts.

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

2011 compared with 2010

Key factors affecting the results of our Capital Markets group for 2011 compared with 2010 included the following:

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

The Capital Markets group’s net interest income decreased in 2011 compared with 2010 primarily due to a decrease in the balance of mortgage-related securities, lower coupon rates on modified loans in our portfolio and an out-of-period adjustment to reduce interest income on mortgage related securities in 2011. See “Note 5, Investment in Securities” for additional information on this adjustment. This decrease in interest income on our interest earning assets was partially offset by a decline in funding costs as we replaced higher cost debt with lower cost debt. The reimbursements of contractual interest due on nonaccrual loans from the Single-Family business were a significant portion of the Capital Markets group’s interest income during 2011. However, the increase in these reimbursements was offset by the decline in interest income on our mortgage-related securities because our securities portfolio balance has declined.

Our net interest income and net interest yield were higher than they would have otherwise been in 2011, 2010 and 2009 because our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement. Further, dividends paid to Treasury are not recognized in interest expense.

We supplement our issuance of debt with interest rate-related derivatives to manage the prepayment and duration risk inherent in our mortgage investments. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value (losses) gains, net” and is displayed in “Table 10: Fair Value (Losses) Gains, Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $2.2 billion for 2011 compared with a decrease of $2.9 billion for 2010.

Net Other-Than-Temporary Impairments

The net other-than-temporary impairments recognized by the Capital Markets group are consistent with the amount reported in our consolidated results of operations. See “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded in 2011.

Fair Value (Losses) Gains, Net

The fair value losses reported for the Capital Markets group are primarily due to losses on derivatives and are consistent with the derivative gains and losses reported in our consolidated results of operations. We discuss details of these components of fair value gains and losses in “Consolidated Results of Operations—Fair Value (Losses) Gains, Net.”

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

Fair Value (Losses) Gains, Net

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

The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. The maximum allowable amount of mortgage assets we may own was reduced to $729 billion as of December 31, 2011 and will be reduced to $656.1 billion as of December 31, 2012. As of December 31, 2011, we owned $708.4 billion in mortgage assets, compared with $788.8 billion as of December 31, 2010.

Table 23 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.

Table 23:    Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Year Ended December 31,
	2011	2010
	(Dollars in millions)
Mortgage loans:
Beginning balance	$427,074	$281,162
Purchases	153,218	313,075
Securitizations(2)	(101,705)	(95,783)
Liquidations(3)	(80,316)	(71,380)

Mortgage loans, ending balance	398,271	427,074
Mortgage securities:
Beginning balance	$361,697	$491,566
Purchases(4)	20,760	44,495
Securitizations(2)	101,705	95,783
Sales	(108,430)	(179,620)
Liquidations(3)	(65,589)	(90,527)

Mortgage securities, ending balance	310,143	361,697

Total Capital Markets mortgage portfolio	$708,414	$788,771

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Purchases of mortgage loans decreased in 2011 compared with 2010 because we purchased fewer loans that were four or more months delinquent from MBS trusts in 2011. We significantly increased our purchases of delinquent loans in 2010 and purchased the substantial majority of our delinquent loan population during the first half of 2010, which included $127 billion of loans that were four or more months delinquent as of December 31, 2009.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 384,000 delinquent loans with an unpaid principal balance of approximately $67 billion from our single-family MBS trusts in 2011. As of December 31, 2011, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was $5.8 billion. In January 2012, we purchased approximately 27,000 delinquent loans with an unpaid principal balance of $4.5 billion from our single-family MBS trusts.

Table 24 displays the composition of the Capital Markets group’s mortgage portfolio as of December 31, 2011 and 2010.

Table 24:    Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of December 31,
	2011	2010
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans
Government insured or guaranteed	$41,555	$51,783
Conventional:
Long-term, fixed-rate	245,810	237,096
Intermediate-term, fixed-rate	10,289	11,446
Adjustable-rate	23,490	31,526

Total single-family conventional	279,589	280,068

Total single-family loans	321,144	331,851

Multifamily loans
Government insured or guaranteed	362	431
Conventional:
Long-term, fixed-rate	3,629	4,413
Intermediate-term, fixed-rate	58,885	71,010
Adjustable-rate	14,251	19,369

Total multifamily conventional	76,765	94,792

Total multifamily loans	77,127	95,223

Total Capital Markets group’s mortgage loans	398,271	427,074

Capital Markets group’s mortgage-related securities:
Fannie Mae	220,061	260,429
Freddie Mac	14,509	17,332
Ginnie Mae	1,043	1,425
Alt-A private-label securities	19,670	22,283
Subprime private-label securities	16,538	18,038
CMBS	23,226	25,052
Mortgage revenue bonds	10,899	12,525
Other mortgage-related securities	4,197	4,613

Total Capital Markets group’s mortgage-related securities(2)	310,143	361,697

Total Capital Markets group’s mortgage portfolio	$708,414	$788,771

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $316.5 billion and $365.8 billion as of December 31, 2011 and 2010, respectively.

The Capital Markets group’s mortgage portfolio decreased as of December 31, 2011 compared with December 31, 2010 primarily due to liquidations and sales, partially offset by purchases of delinquent loans from MBS trusts. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $236.2 billion as of December 31, 2011 and $228.0 billion as of December 31, 2010. This population includes loans that have been modified and have been classified as TDRs, as well as unmodified delinquent loans that are on nonaccrual status in our consolidated financial statements. We expect our mortgage portfolio to continue to decrease due to the restrictions on the amount of mortgage assets we may own under the terms of our senior preferred stock purchase agreement with Treasury.

CONSOLIDATED BALANCE SHEET ANALYSIS

We seek to structure the composition of our balance sheet and manage its size to comply with our regulatory requirements, to provide adequate liquidity to meet our needs, and to mitigate our interest rate risk and credit risk exposure. The major asset components of our consolidated balance sheets include our mortgage investments and our cash and other investments portfolio. We fund and manage the interest rate risk on these investments through the issuance of debt securities and the use of derivatives. Our debt securities and derivatives represent the major liability components of our consolidated balance sheets.

The section below provides a discussion of our consolidated balance sheets as of the dates indicated and should be read together with our consolidated financial statements, including the accompanying notes.

Table 25 displays our consolidated balance sheets as of December 31, 2011 and 2010.

Table 25:    Summary of Consolidated Balance Sheets

	As of December 31,
	2011	2010	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$63,539	$29,048	$34,491
Restricted cash	50,797	63,678	(12,881)
Investments in securities(1)	151,780	151,248	532
Mortgage loans:
Of Fannie Mae	380,379	407,482	(27,103)
Of consolidated trusts	2,590,398	2,577,794	12,604
Allowance for loan losses	(72,156)	(61,556)	(10,600)

Mortgage loans, net of allowance for loan losses	2,898,621	2,923,720	(25,099)
Other assets(2)	46,747	54,278	(7,531)

Total assets	$3,211,484	$3,221,972	$(10,488)

Liabilities and deficit
Debt:
Of Fannie Mae	$732,444	$780,044	$(47,600)
Of consolidated trusts	2,457,428	2,416,956	40,472
Other liabilities(3)	26,183	27,489	(1,306)

Total liabilities	3,216,055	3,224,489	(8,434)

Senior preferred stock	112,578	88,600	23,978
Other deficit(4)	(117,149)	(91,117)	(26,032)

Total deficit	(4,571)	(2,517)	(2,054)

Total liabilities and deficit	$3,211,484	$3,221,972	$(10,488)

(1)

Includes $49.8 billion as of December 31, 2011 and $32.8 billion as of December 31, 2010 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 38: Cash and Other Investments Portfolio.”

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

Restricted Cash

Restricted cash primarily includes unscheduled borrower payments received by the servicers or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash decreased as of December 31, 2011 compared with the balance as of December 31, 2010 primarily due to a decline in refinance activity, resulting in a decrease in unscheduled payments received.

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value losses, net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income” in our consolidated statements of operations and comprehensive loss. Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our consolidated statements of operations and comprehensive loss. See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of December 31, 2011.

Table 26 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of December 31, 2011 and 2010. The decrease is primarily attributable to a reduction in our agency MBS investments as we continue to manage our portfolio in order to meet portfolio requirements. The decrease is also attributable to a decline in our Alt-A and subprime private-label securities. See “Investments in Private-Label Mortgage-Related Securities” for a discussion of factors that contributed to the decline in the unpaid principal balance and fair value of our Alt-A and subprime private-label securities.

Table 26:    Summary of Mortgage-Related Securities at Fair Value

	As of December 31,
	2011	2010
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$24,274	$30,226
Freddie Mac	15,555	18,322
Ginnie Mae	1,189	1,629
Alt-A private-label securities	13,032	15,573
Subprime private-label securities	8,866	11,513
CMBS	24,437	25,608
Mortgage revenue bonds	10,978	11,650
Other mortgage-related securities	3,601	3,974

Total	$101,932	$118,495

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, including sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime private-label securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $36.2 billion as of December 31, 2011, of which $30.2 billion was rated below investment grade. Table 27 displays the unpaid principal balance and the fair value of our investments in Alt-A and subprime private-label securities along with an analysis of the cumulative losses on these investments as of December 31, 2011. As of December 31, 2011, we had realized actual cumulative principal shortfalls of approximately 6% compared with 2% as of December 31, 2010, of the total cumulative credit losses reported in this table and reflected in our consolidated financial statements.

Table 27:    Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of December 31, 2011
	Unpaid Principal Balance	Fair Value	Total Cumulative Losses(1)	Noncredit Component(2)	Credit Component(3)
	(Dollars in millions)
Trading securities:(4)
Alt-A private-label securities	$2,710	$1,349	$(1,319)	$(171)	$(1,148)
Subprime private-label securities	2,592	1,280	(1,312)	(404)	(908)

Total	$5,302	$2,629	$(2,631)	$(575)	$(2,056)

Available-for-sale securities:(4)
Alt-A private-label securities	$16,960	$11,683	$(5,744)	$(1,631)	$(4,113)
Subprime private-label securities	13,946	7,586	(6,399)	(1,970)	(4,429)

Total	$30,906	$19,269	$(12,143)	$(3,601)	$(8,542)

Grand Total	$36,208	$21,898	$(14,774)	$(4,176)	$(10,598)

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

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

Table 28 displays the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and CoreLogic, LoanPerformance (“CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of December 31, 2011. Based on the stressed condition of some of our financial guarantors, we believe some of these counterparties will not fully meet their obligation to us in the future. See “Risk Management—Credit Risk Management—Institutional

Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 28:    Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of December 31, 2011
	Unpaid Principal Balance			≥60 Days Delinquent(2)(3)	Average Loss Severity(3)(4)	Average Credit Enhancement(3)(5)	Monoline Financial Guaranteed Amount(6)
	Trading	Available- for- Sale	Wraps(1)
	(Dollars in millions)
Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$479	$—	31.7%	58.5%	15.5%	$—
2005	—	1,298	—	43.0	63.5	37.8	251
2006	—	1,192	—	46.3	68.7	26.9	102
2007	1,881	—	—	45.5	66.0	55.5	640
Other Alt-A mortgage loans:
2004 and prior	—	6,098	—	10.6	50.8	12.4	12
2005	83	4,021	113	23.2	57.2	5.2	—
2006	62	3,755	—	28.2	60.3	0.1	—
2007	684	—	171	41.1	65.9	26.2	274
2008(8)	—	117	—	—	—	—	—

Total Alt-A mortgage loans:	2,710	16,960	284				1,279

Subprime mortgage loans:
2004 and prior	—	1,642	959	24.2	73.8	60.7	626
2005(8)	—	170	1,279	41.7	82.0	57.4	224
2006	—	11,532	—	47.7	79.4	16.9	52
2007	2,592	602	5,428	47.6	76.6	21.4	174

Total subprime mortgage loans:	2,592	13,946	7,666				1,076

Total Alt-A and subprime mortgage loans:	$5,302	$30,906	$7,950				$2,355

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)

Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflect information from December 2011 remittances for November 2011 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)

The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)

Severity data obtained from CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The CoreLogic severity data reflect information from December 2011 remittances for November 2011 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

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

(8)

The unpaid principal balance includes private-label REMIC securities that have been resecuritized totaling $117 million for the 2008 vintage of other Alt-A loans and $15 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

Mortgage Loans

The mortgage loans reported in our consolidated balance sheets include loans owned by Fannie Mae and loans held in consolidated trusts and are classified as either held for sale or held for investment. The decrease in mortgage loans, net of the allowance for loan losses, in 2011 was primarily driven by a high volume of mortgages that refinanced during the year due to low interest rates. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”

Debt Instruments

Debt of Fannie Mae is the primary means of funding our mortgage investments. Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. We provide a summary of the activity of the debt of Fannie Mae and a comparison of the mix between our outstanding short-term and long-term debt in “Liquidity and Capital Management—Liquidity Management—Debt Funding.” Also see “Note 8, Short-Term Borrowings and Long-Term Debt” for additional information on our outstanding debt.

The increase in debt of consolidated trusts in 2011 was primarily driven by sales of Fannie Mae MBS, which are accounted for as reissuances of debt of consolidated trusts in our consolidated balance sheets, since the MBS certificate ownership is transferred from us to a third party.

Derivative Instruments

We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk, inherent in our mortgage investments. We aggregate, by derivative counterparty, the net fair value gain or loss, less any cash collateral paid or received, and report these amounts in our consolidated balance sheets as either assets or liabilities.

Our derivative assets and liabilities consist of these risk management derivatives and our mortgage commitments. We refer to the difference between the derivative assets and derivative liabilities recorded in our consolidated balance sheets as our net derivative asset or liability. We present, by derivative instrument type, the estimated fair value of derivatives recorded in our consolidated balance sheets and the related outstanding notional amounts as of December 31, 2011 and 2010 in “Note 9, Derivative Instruments.” Table 29 displays an analysis of the factors driving the change during 2011 in the estimated fair value of our net derivative liability related to our risk management derivatives recorded in our consolidated balance sheets.

Table 29:    Changes in Risk Management Derivative Assets (Liabilities) at Fair Value, Net

For the Year Ended December 31, 2011
(Dollars in millions)
Net risk management derivative liability as of December 31, 2010	$(789)
Effect of cash payments:
Fair value at inception of contracts entered into during the period, net(1)	44
Fair value at date of termination of contracts settled during the period, net(2)	1,103
Net collateral posted	3,218
Periodic net cash contractual interest payments(3)	2,377

Total cash payments	6,742

Statement of operations impact of recognized amounts:
Net contractual interest expense accruals on interest rate swaps	(2,185)
Net change in fair value during the period	(3,954)

Risk management derivatives fair value losses, net	(6,139)

Net risk management derivative liability as of December 31, 2011	$(186)

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

(3)

Interest is accrued on interest rate swap contracts based on the contractual terms. Accrued interest income increases our derivative asset and accrued interest expense increases our derivative liability. The offsetting interest income and expense are included as components of derivatives fair value losses, net in our consolidated statements of operations and comprehensive loss. Net periodic interest receipts reduce the derivative asset and net periodic interest payments reduce the derivative liability. Also includes cash paid (received) on other derivatives contracts.

For additional information on our derivative instruments, see “Consolidated Results of Operations—Fair Value (Losses) Gains, Net,” “Risk Management—Market Risk Management, Including Interest Rate Risk Management” and “Note 9, Derivative Instruments.”

Stockholders’ Deficit

Our net deficit increased as of December 31, 2011 compared with December 31, 2010. See Table 30 in “Supplemental Non-GAAP Information—Fair Value Balance Sheets” for details of the change in our net deficit.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.

Table 30 summarizes changes in our stockholders’ deficit reported in our GAAP consolidated balance sheets and in the fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the year ended December 31, 2011. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 18, Fair Value.”

Table 30:    Comparative Measures—GAAP Change in Stockholders’ Deficit and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For Year Ended
(Dollars in millions)
GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2010(1)	$(2,599)
Total comprehensive loss	(16,408)
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	23,978
Senior preferred stock dividends	(9,613)

Capital transactions, net	14,365
Other	18

Fannie Mae stockholders’ deficit as of December 31, 2011(1)	$(4,624)

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2010	$(120,294)
Capital transactions, net	14,365
Change in estimated fair value of net assets, excluding capital transactions	(21,919)

Decrease in estimated fair value of net assets, net	(7,554)

Estimated fair value of net assets as of December 31, 2011	$(127,848)

(1)

Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total deficit” amount reported in our consolidated balance sheets. Our net worth, or total deficit, consists of “Total Fannie Mae’s stockholders’ deficit” and “Noncontrolling interests” reported in our consolidated balance sheets.

(2)	Represents capital transactions, which are reported in our consolidated financial statements.

During 2011, the fair value of our net assets, excluding capital transactions, decreased by $21.9 billion. The decrease was attributable to a net decrease in the fair value of credit-related items, primarily due to declining actual and expected home prices. The continued and extended worsening home price environment contributed to higher expectations of default and lower recoveries, particularly for underwater and nonperforming loans. The volatile interest rate environment also contributed to a decline in the fair value of credit-related assets by affecting the rate used to discount expected losses to present value. These credit-related effects were partially offset by an increase in the fair value of the net portfolio attributable to the positive impact of the spread between mortgage assets and associated debt and derivatives.

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

•

The estimated fair value of our credit exposures significantly exceeds our projected credit losses as fair value takes into account certain assumptions about liquidity and required rates of return that a market participant may demand in assuming a credit obligation. Because we do not generally intend to have other parties assume the credit risk inherent in our book of business, and therefore would not be obligated to pay a market premium for its assumption, we do not expect the current market premium portion of our current estimate of fair value to impact future Treasury draws;

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

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

We display our non-GAAP fair value balance sheets in Table 31 below.

Table 31:    Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of December 31, 2011				As of December 31, 2010
	GAAP Carrying Value	Fair Value Adjustment(1)	Estimated Fair Value		GAAP Carrying Value	Fair Value Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$68,336	$—	$68,336		$80,975	$—	$80,975
Federal funds sold and securities purchased under agreements to resell or similar arrangements	46,000	—	46,000		11,751	—	11,751
Trading securities	74,198	—	74,198		56,856	—	56,856
Available-for-sale securities	77,582	—	77,582		94,392	—	94,392
Mortgage loans:
Mortgage loans held for sale	311	14	325		915	—	915
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	322,825	(27,829)	294,996		358,698	(39,331)	319,367
Of consolidated trusts	2,575,485	76,540 (2)	2,652,025	(3)	2,564,107	46,038 (2)	2,610,145	(3)

Total mortgage loans	2,898,621	48,725	2,947,346	(4)	2,923,720	6,707	2,930,427	(4)
Advances to lenders	5,538	(118)	5,420	(5)(6)	7,215	(225)	6,990	(5)(6)
Derivative assets at fair value	561	—	561	(5)(6)	1,137	—	1,137	(5)(6)
Guaranty assets and buy-ups, net	503	398	901	(5)(6)	458	356	814	(5)(6)

Total financial assets	3,171,339	49,005	3,220,344	(7)	3,176,504	6,838	3,183,342	(7)
Credit enhancements	455	2,550	3,005	(5)(6)	479	3,286	3,765	(5)(6)
Other assets	39,690	(258)	39,432	(5)(6)	44,989	(261)	44,728	(5)(6)

Total assets	$3,211,484	$51,297	$3,262,781		$3,221,972	$9,863	$3,231,835

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$—		$52	$(1)	$51
Short-term debt:
Of Fannie Mae	146,752	30	146,782		151,884	90	151,974
Of consolidated trusts	4,973	—	4,973		5,359	—	5,359
Long-term debt:
Of Fannie Mae	585,692 (8)	28,291	613,983		628,160 (8)	21,524	649,684
Of consolidated trusts	2,452,455 (8)	144,202 (2)	2,596,657		2,411,597 (8)	103,332 (2)	2,514,929
Derivative liabilities at fair value	916	—	916	(9)(10)	1,715	—	1,715	(9)(10)
Guaranty obligations	811	3,133	3,944	(9)(10)	769	3,085	3,854	(9)(10)

Total financial liabilities	3,191,599	175,656	3,367,255	(7)	3,199,536	128,030	3,327,566	(7)
Other liabilities	24,456	(1,135)	23,321	(9)(10)	24,953	(472)	24,481	(9)(10)

Total liabilities	3,216,055	174,521	3,390,576		3,224,489	127,558	3,352,047
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(11)	112,578	—	112,578		88,600	—	88,600
Preferred	19,130	(18,163)	967		20,204	(19,829)	375
Common	(136,332)	(105,061)	(241,393)		(111,403)	(97,866)	(209,269)

Total Fannie Mae stockholders’ deficit/non-GAAP fair value of net assets	$(4,624)	$(123,224)	$(127,848)		$(2,599)	$(117,695)	$(120,294)
Noncontrolling interests	53	—	53		82	—	82

Total deficit	(4,571)	(123,224)	(127,795)		(2,517)	(117,695)	(120,212)

Total liabilities and equity (deficit)	$3,211,484	$51,297	$3,262,781		$3,221,972	$9,863	$3,231,835

Explanation and Reconciliation of Non-GAAP Measures to GAAP Measures

(1)

Each of the amounts listed as a “fair value adjustment” represents the difference between the carrying value included in our GAAP consolidated balance sheets and our best judgment of the estimated fair value of the listed item.

(2)	Fair value of consolidated loans is impacted by credit risk, which has no corresponding impact on the consolidated debt.

(3)	Includes certain mortgage loans that we elected to report at fair value in our GAAP consolidated balance sheets of $3.6 billion and $3.0 billion as of December 31, 2011 and 2010, respectively.

(4)

Performing loans had a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of December 31, 2011 and 2010. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $128.9 billion and an unpaid principal balance of $226.5 billion as of December 31, 2011 compared with a fair value of $168.5 billion and an unpaid principal balance of $287.4 billion as of December 31, 2010. See “Note 18, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)

The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)

“Other assets” include the following GAAP consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP consolidated balance sheets totaled $21.4 billion and $27.5 billion as of December 31, 2011 and 2010, respectively. “Other assets” in our GAAP consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $7.1 billion and $9.3 billion as of December 31, 2011 and 2010, respectively.

(7)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 18, Fair Value.”

(8)

Includes certain long-term debt instruments that we elected to report at fair value in our GAAP consolidated balance sheets of $4.8 billion and $3.2 billion as of December 31, 2011 and 2010, respectively.

(9)

The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(10)

“Other liabilities” include Accrued interest payable in our GAAP consolidated balance sheets. The carrying value of this item in our GAAP consolidated balance sheets totaled $12.6 billion and $13.8 billion as of December 31, 2011 and 2010, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $1.7 billion and $2.5 billion as of December 31, 2011 and 2010, respectively.

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

Our treasury function resides within the Capital Markets group and is responsible for implementing our liquidity and contingency planning strategies. See “Liquidity Risk Management Practices and Contingency Planning” for a discussion of our liquidity contingency plans. Also see “Risk Factors” in this report for a description of the risks associated with our liquidity risk and liquidity contingency planning.

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

Liquidity Risk Management Practices and Contingency Planning

Our liquidity position could be adversely affected by many factors, both internal and external to our business, including: actions taken by our conservator, the Federal Reserve, U.S. Treasury or other government agencies; legislation relating to us or our business; a U.S. government payment default on its debt obligations; a downgrade in the credit ratings of our senior unsecured debt or the U.S government’s debt from the major ratings organizations; a systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; public statements by key policy makers; a significant further decline in our net worth; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector; or elimination of our GSE status. See “Risk Factors” for a description of factors that could adversely affect our liquidity.

We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt.

As directed by FHFA, our liquidity management policies and practices require that we:

•

maintain a portfolio of highly liquid securities to cover a minimum of 30 calendar days of net cash needs, assuming no access to the short- and long-term unsecured debt markets and other assumptions required by FHFA;

•

maintain within our cash and other investments portfolio a daily balance of U.S. Treasury securities and/or cash with the Federal Reserve Bank of New York that has a redemption amount of at least 50% of the average of the previous three month-end balances of our cash and other investments portfolio (as adjusted in agreement with FHFA); and

•	maintain a liquidity profile that meets or exceeds our projected 365-day net cash needs by supplementing liquidity holdings with unencumbered agency mortgage securities.

As of December 31, 2011, we were in compliance with each of the liquidity risk management policies and practices set forth above.

In addition to these FHFA requirements, we run routine operational testing of our ability to rely upon mortgage collateral to obtain financing. We enter into relatively small repurchase agreements in order to confirm that we have the operational and systems capability to do so. In addition, we have provided collateral in advance to a number of clearing banks in the event we seek to enter into repurchase agreements in the future. We do not, however, have committed repurchase agreements with specific counterparties, as historically we have not relied on this form of funding. As a result, our use of such facilities and our ability to enter into them in significant dollar amounts may be challenging in a stressed market environment. See “Risk Factors” for the risks associated with our ability to fund operations.

See “Cash and Other Investments Portfolio” and “Unencumbered Mortgage Portfolio” for further discussions of our alternative sources of liquidity if our access to the debt markets were to become limited.

Debt Funding

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

Fannie Mae Debt Funding Activity

Table 32 displays the activity in the debt of Fannie Mae for the periods indicated. This activity includes federal funds purchased and securities sold under agreements to repurchase but excludes the debt of consolidated trusts as well as intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 32:    Activity in Debt of Fannie Mae

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Issued during the period:
Short-term:(1)
Amount	$424,503	$451,289	$1,381,640
Weighted-average interest rate	0.12%	0.25%	0.18%
Long-term:
Amount	$256,670	$463,157	$295,147
Weighted-average interest rate	1.72%	1.88%	2.52%
Total issued:
Amount	$681,173	$914,446	$1,676,787
Weighted-average interest rate	0.72%	1.08%	0.59%
Paid off during the period:(2)
Short-term:(1)
Amount	$429,711	$499,828	$1,513,683
Weighted-average interest rate	0.19%	0.23%	0.51%
Long-term:
Amount	$302,473	$406,267	$260,578
Weighted-average interest rate	2.52%	3.16%	4.09%
Total paid off:
Amount	$732,184	$906,095	$1,774,261
Weighted-average interest rate	1.15%	1.54%	1.04%

(1)	The amount of short-term debt issued and paid off for the year ended 2009 included $766.8 billion of debt issued and repaid to Fannie Mae MBS trusts.

(2)

Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Due to the adoption of the consolidation accounting guidance in 2010, we no longer include debt issued and repaid to Fannie Mae MBS trusts in our short-term debt activity, as the substantial majority of our MBS trusts were consolidated and the underlying assets and debt of these trusts were recognized in our consolidated balance sheets. In 2009, short-term debt activity of Fannie Mae, excluding debt issued and repaid to Fannie Mae MBS trusts, consisted of issuances of $614.6 billion with a weighted-average interest rate of 0.27% and repayments of $746.6 billion with a weighted-average interest rate of 0.93%.

Debt funding activity in 2011 decreased compared with 2010 primarily due to lower funding needs as a result of (1) a reduction in the size of our mortgage portfolio pursuant to the requirements of the senior preferred stock purchase agreement, (2) a decrease in our redemption of debt with higher interest rates, which we replaced with issuances of debt with lower interest rates, and (3) a decrease in our purchases of delinquent loans from MBS trusts. Additionally, our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement.

Our ability to issue long-term debt has been strong primarily due to actions taken by the federal government to support us and the financial markets. We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. In February 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. For more information on GSE reform, see “Legislative and Regulatory Developments—GSE Reform.”

In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of our debt funding could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. S&P’s downgrade of our credit rating on August 8, 2011, which was a result of a similar action on the U.S. government’s sovereign credit rating, has not adversely affected our access to debt funding or the cost of our debt funding. See our discussion of credit ratings in “Risk Factors” for information about factors that may lead to the U.S. government’s long-term debt rating being lowered, and “Credit Ratings” for further discussion of our dependence on our credit ratings.

Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” for a discussion of the risks we face relating to (1) the uncertain future of our company; (2) our reliance on the issuance of debt securities to obtain funds for our operations and the relative cost to obtain these funds; and (3) our liquidity contingency plans.

Outstanding Debt

Total outstanding debt of Fannie Mae includes federal funds purchased and securities sold under agreements to repurchase and short-term and long-term debt, excluding debt of consolidated trusts.

As of December 31, 2011, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt increased to 20% from 19% as of December 31, 2010. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.42% as of December 31, 2011 from 2.77% as of December 31, 2010.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $972 billion in 2011. As of December 31, 2011, our aggregate indebtedness totaled $742.3 billion, which was $229.7 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 33 displays information as of December 31, 2011 and 2010 on our outstanding short-term and long-term debt based on its original contractual terms.

Table 33:    Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of December 31,
	2011			2010
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	—	$—	—%	—	$52	2.20%

Short-term debt:
Fixed-rate:
Discount notes	—	$146,301	0.13%	—	$151,500	0.32%
Foreign exchange discount notes	—	371	1.88	—	384	2.43
Other (2)	—	80	0.04	—	—	—

Total short-term debt of Fannie Mae(3)		146,752	0.13		151,884	0.32
Debt of consolidated trusts	—	4,973	0.09	—	5,359	0.23

Total short-term debt		$151,725	0.13%		$157,243	0.32%

Long-term debt:
Senior fixed:
Benchmark notes and bonds	2012 - 2030	$277,146	2.81%	2011 - 2030	$300,344	3.20%
Medium-term notes(4)	2012 -2021	176,886	1.61	2011 -2020	199,266	2.13
Foreign exchange notes and bonds	2021 -2028	662	5.44	2017 -2028	1,177	6.21
Other(5)(6)	2012 -2040	50,912	5.29	2011 -2040	44,893	5.64

Total senior fixed		505,606	2.64		545,680	3.02
Senior floating:
Medium-term notes(4)	2012 - 2016	71,855	0.32	2011 -2015	72,039	0.31
Other(5)(6)	2020 -2037	420	8.01	2020 -2037	386	4.92

Total senior floating		72,275	0.35		72,425	0.34
Subordinated fixed-rate:
Qualifying subordinated(7)	2012 -2014	4,894	5.08	2011 -2014	7,392	5.47
Subordinated debentures	2019	2,917	9.91	2019	2,663	9.91

Total subordinated fixed-rate		7,811	6.88		10,055	6.65

Total long-term debt of Fannie Mae(8)		585,692	2.42		628,160	2.77
Debt of consolidated trusts(6)	2012 -2051	2,452,455	4.18	2011 - 2051	2,411,597	4.59

Total long-term debt		$3,038,147	3.84%		$3,039,757	4.22%

Outstanding callable debt of Fannie Mae(9)		$187,937	2.17%		$219,804	2.53%

(1)

Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments and debt of consolidated trusts, totaled $741.6 billion and $792.6 billion as of December 31, 2011 and 2010, respectively.

(2)	Includes foreign exchange discount notes denominated in U.S. dollars.

(3)

Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $53 million and $128 million as of December 31, 2011 and 2010, respectively.

(4)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(5)	Includes long-term debt that is not included in other debt categories.

(6)	Includes a portion of structured debt instruments that is reported at fair value.

(7)	Consists of subordinated debt with an interest deferral feature.

(8)

Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $134.3 billion and $95.4 billion as of December 31, 2011 and 2010, respectively. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $9.2 billion and $12.4 billion as of December 31, 2011 and 2010, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $594.8 billion and $640.5 billion as of December 31, 2011 and 2010, respectively.

(9)

Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Table 34 below displays additional information for each category of our short-term borrowings.

Table 34:    Outstanding Short-Term Borrowings(1)

	2011
	As of December 31		Average During the Year
	Outstanding	Weighted Average Interest Rate	Outstanding(2)	Weighted Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$10	0.11%	$829

Fixed-rate short-term debt:
Discount notes	$146,301	0.13%	$160,358	0.18%	$198,382
Foreign exchange discount notes	371	1.88	327	2.25	401
Other(4)	80	0.04	9	0.06	80

Total short-term debt	$146,752	0.13%

	2010
	As of December 31		Average During the Year
	Outstanding	Weighted Average Interest Rate	Outstanding(2)	Weighted Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$52	2.20%	$72	0.16%	$200

Fixed-rate short-term debt:
Discount notes	$151,500	0.32%	$210,986	0.29%	$260,377
Foreign exchange discount notes	384	2.43	299	1.86	384
Other (4)	—	—	15	0.53	100
Floating-rate short-term debt	—	—	8	0.02	50

Total short-term debt	$151,884	0.32%

	2009
	As of December 31		Average During the Year
	Outstanding	Weighted Average Interest Rate	Outstanding(2)	Weighted Average Interest Rate	Maximum Outstanding(3)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase	$—	—%	$42	1.55%	$189

Fixed-rate short-term debt:
Discount notes	$199,987	0.27%	$253,884	0.92%	$325,239
Foreign exchange discount notes	300	1.50	222	1.41	300
Other(4)	100	0.53	199	1.30	334
Floating-rate short-term debt	50	0.02	2,744	1.20	3,136

Total short-term debt	$200,437	0.27%

(1)	Includes unamortized discounts, premiums and other cost basis adjustments.

(2)	For 2011, average amount outstanding has been calculated using daily balances. For 2010 and 2009, average amount outstanding has been calculated using month-end balances.

(3)

For 2011, maximum outstanding represents the highest daily outstanding balance during the year. For 2010 and 2009, maximum outstanding represents the highest month-end outstanding balance during the year.

(4)	Includes foreign exchange discount notes denominated in U.S. dollars.

Subordinated Debt

We had $4.9 billion in outstanding qualifying subordinated debt as of December 31, 2011. Of this amount, $2.4 billion will mature during 2012. The terms of these securities state that, if our core capital is below 125% of our critical capital requirement (which it was as of December 31, 2011), we will defer interest payments on these securities. FHFA has directed us, however, to continue paying principal and interest on our outstanding qualifying subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

Under the senior preferred stock purchase agreement, we are prohibited from issuing additional subordinated debt without the written consent of Treasury. We did not issue any subordinated debt in 2011.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 35 displays the maturity profile, as of December 31, 2011, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, increased as a percentage of our total outstanding debt, excluding debt of consolidated trusts and federal funds purchased and securities sold under agreements to repurchase, to 38% as of December 31, 2011, compared with 32% as of December 31, 2010. The weighted-average maturity of our outstanding debt that is maturing within one year was 158 days as of December 31, 2011, compared with 116 days as of December 31, 2010.

Table 35:    Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)

Includes unamortized discounts, premiums and other cost basis adjustments of $110 million as of December 31, 2011. Excludes debt of consolidated trusts maturing within one year of $7.8 billion as of December 31, 2011.

Table 36 displays the maturity profile, as of December 31, 2011, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 59 months as of December 31, 2011 compared with approximately 58 months as of December 31, 2010.

Table 36:    Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $9.1 billion as of December 31, 2011. Excludes debt of consolidated trusts of $2.4 trillion as of December 31, 2011.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities. We also intend to use funds we receive from Treasury under the senior preferred stock purchase agreement to pay our debt obligations and to pay dividends on the senior preferred stock.

Contractual Obligations

Table 37 displays, by remaining maturity, our future cash obligations related to our long-term debt, announced calls, operating leases, purchase obligations and other material noncancelable contractual obligations as of December 31, 2011.

Table 37:    Contractual Obligations

	Payment Due by Period as of December 31, 2011
	Total	Less than 1 Year	1 to < 3 Years	3 to 5 Years	More than 5 Years
	(Dollars in millions)
Long-term debt obligations(1)	$585,692	$134,277	$246,612	$114,425	$90,378
Contractual interest on long-term debt obligations(2)	80,596	11,996	18,386	12,322	37,892
Operating lease obligations(3)	120	36	43	26	15
Purchase obligations:
Mortgage commitments(4)	45,530	45,517	13	—	—
Other purchase obligations(5)	234	158	72	4	—
Other long-term liabilities reflected in the consolidated balance sheet(6)	1,053	882	70	32	69

Total contractual obligations	$713,225	$192,866	$265,196	$126,809	$128,354

(1)

Represents the carrying amount of our long-term debt assuming payments are made in full at maturity. Amounts exclude $2.5 trillion in long-term debt from consolidations. Amounts include unamortized net discount and other cost basis adjustments of $9.2 billion.

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

(6)

Excludes risk management derivative transactions that may require cash settlement in future periods and our obligations to stand ready to perform under our guarantees relating to Fannie Mae MBS and other financial guarantees, because the amount and timing of payments under these arrangements are generally contingent upon the occurrence of future events. For a description of the amount of our on- and off-balance sheet Fannie Mae MBS and other financial guarantees as of December 31, 2011, see “Off-Balance Sheet Arrangements.” Includes future cash payments due under our contractual obligations to fund LIHTC and other partnerships that are unconditional and legally binding and cash received as collateral from derivative counterparties, which are included in our consolidated balance sheets under “Other liabilities.”

Equity Funding

As a result of the covenants under the senior preferred stock purchase agreement and Treasury’s ownership of the warrant to purchase up to 79.9% of the total shares of our common stock outstanding, we no longer have access to equity funding except through draws under the senior preferred stock purchase agreement. For a description of the covenants under the senior preferred stock purchase agreement, see “Business—Conservatorship and Treasury Agreements—Treasury Agreements—Covenants Under Treasury Agreements.” We discuss our funding under the senior preferred stock purchase agreement in “Capital Management—Capital Activity—Senior Preferred Stock Purchase Agreement.”

Cash and Other Investments Portfolio

Table 38 displays information on the composition of our cash and other investments portfolio for the periods indicated.

Table 38:    Cash and Other Investments Portfolio

	As of December 31,
	2011	2010	2009(1)
	(Dollars in millions)
Cash and cash equivalents	$17,539	$17,297	$6,812
Federal funds sold and securities purchased under agreements to resell or similar arrangements	46,000	11,751	53,684
Non-mortgage-related securities:
U.S. Treasury securities(2)	47,737	27,432	—
Asset-backed securities(3)	2,111	5,321	8,515
Other	—	—	367

Total non-mortgage-related securities	49,848	32,753	8,882

Total cash and other investments	$113,387	$61,801	$69,378

(1)	Prior period amounts have been reclassified to conform to current year presentation. Other non-mortgage-related securities includes corporate debt securities.

(2)

Excludes $600 million and $4.0 billion of U.S. Treasury securities which are a component of cash equivalents as of December 31, 2011 and 2010, respectively, as these securities had a maturity at the date of acquisition of three months or less.

(3)	Includes securities primarily backed by credit cards loans, student loans and automobile loans.

Our cash and other investments portfolio increased in 2011 compared with 2010. We have increased the amount of cash and highly liquid non-mortgage securities held in our portfolio to bolster our liquidity position. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

Unencumbered Mortgage Portfolio

Another potential source of liquidity in the event our access to the unsecured debt market becomes impaired is the unencumbered mortgage assets in our mortgage portfolio, which could be sold or used as collateral for secured borrowing. We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Our ability to sell whole loans from our mortgage portfolio is limited due to the credit-related issues of these loans, as well as operational constraints.

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

On November 28, 2011, Fitch affirmed the U.S. Issuer Default Rating (“IDR”) as “AAA” and revised the rating outlook to negative. Following this action, and due to our direct reliance on the U.S. government for capital support, Fitch affirmed our long-term IDR as “AAA” and revised our rating outlook from stable to negative.

On August 5, 2011, S&P lowered the long-term sovereign credit rating on the U.S. to “AA+.” As a result of this action, and due to our direct reliance on the U.S. government for capital support, on August 8, 2011, S&P lowered our long-term senior debt rating to “AA+” with a negative outlook. Previously, our long-term senior debt had been rated by S&P as “AAA” and had been on CreditWatch Negative. S&P affirmed our short-term senior debt rating of “A-1+” and removed it from CreditWatch Negative.

On August 2, 2011, Moody’s confirmed the U.S. government’s rating and our long-term debt ratings. Moody’s also removed the designation that these ratings were under review for possible downgrade and revised the rating outlook for both the U.S. government’s rating and our long-term debt ratings to negative.

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

Table 39 displays the credit ratings issued by the three major credit rating agencies as of February 23, 2012.

Table 39:    Fannie Mae Credit Ratings

As of February 23, 2012
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Negative	Negative	Negative
	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for AAA rated Long Term Issuer Default Rating)

We have no covenants in our existing debt agreements that would be violated by a downgrade in our credit ratings. However, in connection with certain derivatives counterparties, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event that our senior unsecured debt ratings are downgraded. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount, the market value of the exposure, or both. See “Note 9, Derivative Instruments” for additional information on collateral we are required to provide to our derivatives counterparties in the event of downgrades in our credit ratings.

Cash Flows

Year Ended December 31, 2011.    Cash and cash equivalents increased from December 31, 2010 by $242 million to $17.5 billion as of December 31, 2011. Net cash generated from investing activities totaled $464.4 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were offset by net cash used in operating activities of $15.2 billion and net cash used in financing activities of $448.9 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

Year Ended December 31, 2010.    Cash and cash equivalents increased from December 31, 2009 by $10.5 billion to $17.3 billion as of December 31, 2010. Net cash generated from investing activities totaled $540.2 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were partially offset by net cash used in operating activities of $27.4 billion resulting primarily from purchases of trading securities. The net cash used in financing activities of $502.3 billion was primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

Capital Management

Regulatory Capital

FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. We report our minimum capital requirement, core capital and GAAP net worth in our periodic reports on Form 10-Q and Form 10-K, and FHFA also reports them on its website. FHFA is not reporting on our critical capital, risk-based capital or subordinated debt levels during the conservatorship. For information on our minimum capital requirements see “Note 16, Regulatory Capital Requirements.”

Capital Activity

Following our entry into conservatorship, FHFA advised us to manage to a positive net worth, which is represented as the “total deficit” line item in our consolidated balance sheets. Our ability to manage our net worth continues to be very limited. We are effectively unable to raise equity capital from private sources at this time and, therefore, are reliant on the senior preferred stock purchase agreement to address any net worth deficit.

Senior Preferred Stock Purchase Agreement

Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $111.6 billion from Treasury pursuant to the senior preferred stock purchase agreement as of December 31, 2011. The Acting Director of FHFA will submit a request for $4.6 billion from Treasury under the senior preferred stock purchase agreement to eliminate our net worth deficit as of December 31, 2011 and request the receipt of those funds on or prior to March 31, 2012. Upon receipt of the requested funds, the aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, will equal $117.1 billion.

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

As of February 29, 2012, the amount of the quarterly commitment fee payable by us to Treasury under the senior preferred stock purchase agreement had not been established; however, Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2011 and the first quarter of 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury stated that it will reevaluate the situation during the next calendar quarter to determine whether to set the quarterly commitment fee for the remaining quarters of 2012.

Dividends

The conservator announced in September 2008 that we would not pay any dividends on the common stock or on any series of outstanding preferred stock. In addition, the senior preferred stock purchase agreement prohibits us from declaring or paying any dividends on Fannie Mae equity securities (other than the senior preferred stock) without the prior written consent of Treasury. Dividends on our outstanding preferred stock (other than the senior preferred stock) are non-cumulative; therefore, holders of this preferred stock are not entitled to receive any forgone dividends in the future.

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

Our fourth quarter dividend of $2.6 billion was declared by the conservator and paid by us on December 31, 2011. Upon receipt of the additional funds from Treasury in March 2012 that FHFA will request on our behalf, the annualized dividend on the senior preferred stock will be $11.7 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

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

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $62.0 billion as of December 31, 2011 and $56.9 billion as of December 31, 2010.

For information on the mortgage loans underlying both our on- and off-balance sheet Fannie Mae MBS, as well as whole mortgage loans that we own, see “Risk Management—Credit Risk Management.”

Partnership Investment Interests

For partnership investments where we have determined that we are the primary beneficiary, we have consolidated these investments and recorded all of the partnership assets and liabilities in our consolidated balance sheets. The carrying value of our partnership investments, which primarily include investments in affordable rental and for-sale housing partnerships, totaled $1.4 billion as of December 31, 2011, compared with $1.8 billion as of December 31, 2010.

LIHTC Partnership Interests

In most instances, we are not the primary beneficiary of our LIHTC partnership investments, and therefore our consolidated balance sheets reflect only our investment in the LIHTC partnership, rather than the full amount of the LIHTC partnership’s assets and liabilities. FHFA informed us that, after consultation with Treasury, generally we are not authorized to sell or transfer our LIHTC partnership interests. Some exceptions to this rule exist in very limited circumstances and, in most cases, only with FHFA consent.

In the fourth quarter of 2009, we reduced the carrying value of our LIHTC partnership investments to zero, as we no longer had both the intent and ability to sell or otherwise transfer our LIHTC investments for value. However, we still have an obligation to fund our LIHTC partnership investments and have recorded such obligation as a liability in our financial statements. Our obligation to fund consolidated LIHTC partnerships was $53 million as of December 31, 2011 and $139 million as of December 31, 2010. Our obligation to fund unconsolidated LIHTC partnerships was $140 million as of December 31, 2011 and $141 million as of December 31, 2010. Our contributions to consolidated LIHTC partnerships were $34 million for the year ended December 31, 2011 and $114 million for the year ended December 31, 2010. Our contribution to unconsolidated LIHTC partnerships was $42 million for the year ended December 31, 2011 and $158 million for the year ended December 31, 2010. As a result of our current tax position, we currently are not making any new LIHTC investments, other than pursuant to commitments existing prior to 2008, and are not recognizing any tax benefits in our consolidated statements of operations associated with the tax credits and net operating losses. For additional information regarding our holdings in off-balance sheet limited partnerships and other off-balance sheet transactions, refer to “Note 2, Consolidations and Transfers of Financial Assets” and “Note 17, Concentrations of Credit Risk.”

Treasury Housing Finance Agency Initiative

During the fourth quarter of 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through two primary programs, which together comprise what we refer to as the HFA initiative.

In November 2011, we entered into an Omnibus Consent to HFA Initiative Program Modifications with Treasury, Freddie Mac and FHFA pursuant to which the parties agreed to specified modifications to the HFA initiative programs, including a three-year extension of the expiration date for the temporary credit and liquidity facilities (“TCLFs”) from December 2012 to December 2015, and a one-year extension of the expiration date for release of escrowed funds for the new issue bond (“NIB”) program from December 31, 2011 to December 31, 2012. See “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Transactions with Treasury—Treasury Housing Finance Agency Initiative” for a discussion of the HFA initiative.

Pursuant to the TCLF program that we describe in “Related Parties” in “Note 1, Summary of Significant Accounting Policies,” Treasury has purchased participation interests in TCLFs provided by us and Freddie Mac to the HFAs. These facilities create a credit and liquidity backstop for the HFAs. Our outstanding commitments under the TCLF program totaled $3.0 billion as of December 31, 2011 and $3.7 billion as of December 31, 2010.

Our total outstanding liquidity commitments to advance funds for securities backed by multifamily housing revenue bonds totaled $16.8 billion as of December 31, 2011 and $17.8 billion as of December 31, 2010. These commitments require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds (exclusive of our outstanding commitments under the HFA TCLFs program, for which we are not required to hold excess cash).

As of December 31, 2011 and 2010, there were no liquidity guarantee advances outstanding.

RISK MANAGEMENT

Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities.

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

•

Market Risk.    Market risk is the exposure generated by adverse changes in the value of financial instruments caused by a change in market prices or interest rates. Two significant market risks we face and actively manage are interest rate risk and liquidity risk. Interest rate risk is the risk of changes in our long-term earnings or in the value of our assets due to fluctuations in interest rates. Liquidity risk is our potential inability to meet our funding obligations in a timely manner.

•	Operational Risk. Operational risk is the loss resulting from inadequate or failed internal processes, people, systems, or from external events.

We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including human capital, legal, regulatory and compliance, reputational, strategic and execution risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions. These risks are typically brought to the attention of our Management Committee, our Board of Directors or one or more of the Board’s committees and, in some cases, FHFA for discussion.

Another risk that can impact our financial condition, earnings and cash flow is model risk, which is defined as the potential for model errors to adversely affect the company. This occurs because of our use of modeled estimations of future economic environments, borrower behavior or valuation methodologies. See “Risk Factors” for a discussion of the risks associated with our reliance on models.

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

•

Risk Assessment.    We assess risk using a variety of methodologies, such as calculation of potential losses from loans and stress tests relating to interest rate sensitivity. When we assess risk, we look at metrics such as frequency, severity, concentration, correlation, volatility and loss. Information obtained from these assessments is reviewed on a regular basis to ensure that our risk assumptions are reasonable and reflect our current positions.

•

Risk Mitigation & Control.    We proactively develop appropriate mitigation strategies to prevent excessive risk exposure, address risks that exceed established tolerances, and address risks that create unanticipated business impact. Mitigation strategies and controls can be in the form of reduction, transference, acceptance or avoidance of the identified risk. We also manage risk through four control elements that are designed to work in conjunction with each other: (1) risk policies, (2) risk limits, (3) delegations of authority, and (4) risk committees.

•

Risk Reporting & Monitoring.    Our business units actively monitor emerging and identified risks that are taken when executing our strategies. Risks and concerns are reported to the appropriate level of management to ensure that the necessary action is taken to mitigate the risk.

Enterprise Risk Governance

Our enterprise risk management structure was reorganized in 2011, and we continue to work with FHFA to implement its final form. We intend the final structure to be designed to balance a strong corporate risk management philosophy, appetite and culture with a well-defined, independent risk management function. Our objective is to ensure that people and processes are organized in a way to promote a cross-functional approach to risk management and that controls are in place to better manage our risks and comply with legal and regulatory requirements.

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

Board of Directors

The Board’s Risk Policy & Capital Committee provides oversight of enterprise risk management activities and pursuant to its charter, assists the Board in providing oversight of our risk management, including overseeing the management of credit, market and operational risk policies and limits. In addition, the Audit Committee reviews the system of internal controls that we rely upon to provide reasonable assurance of compliance with our enterprise risk management processes.

Enterprise Risk Management Division

Our Enterprise Risk Management division reports directly to the Chief Risk Officer who reports directly to the Chief Executive Officer. The Chief Risk Officer also reports independently to the Board’s Risk Policy & Capital Committee. Enterprise Risk Management is responsible for the identification of emerging risks, the monitoring and reporting of risk within the existing policies and limits and independent oversight of risk management across the company.

We manage risk by using a “three line of defense” structure. The first line of defense is the active management of risk by the business unit. Each business unit is charged with conforming to the risk guidelines, risk appetite, risk policies and limits approved by the Board’s Risk Policy & Capital Committee and the Management Committee, with additional oversight provided by FHFA. The second line of defense is Enterprise Risk Management, which is responsible for ensuring compliance with the risk framework and independently reporting on risk management issues and performance. The third line of defense is Internal Audit, which is responsible for ensuring all parties are performing the actions for which they are accountable and for identifying any omissions or potential process improvements. Enterprise Risk Management reports independently to the Board’s Risk Policy & Capital Committee and Internal Audit reports independently to the Board’s Audit Committee.

Risk Committees

We use our risk committees as a forum for discussing emerging risks, risk mitigation strategies, and communication across business lines. Risk committees enhance the risk management framework by reinforcing our risk management culture and providing accountability for the resolution of key risk issues and decisions. Each business risk committee is chaired by the head of the business unit. In addition, the business unit chief risk officer can be designated as the committee co-chair or as a member of the committee who is responsible for the oversight of the risks discussed. Committees are also populated with key business and risk leaders from the respective business units.

Our current committee structure includes four Enterprise Risk Committees (Credit Risk, Operational Risk, Model Oversight and Capital Markets Risk) and four Business Risk Committees (Underwriting & Pricing, Asset and Liability, Credit Portfolio Management Risk and Multifamily Risk Management).

Internal Audit

Our Internal Audit group, under the direction of the Chief Audit Executive, provides an objective assessment of the design and execution of our internal control system, including our management systems, risk governance, and policies and procedures. The Chief Audit Executive reports directly and independently to the Audit Committee of the Board of Directors, and audit personnel are compensated based on objectives set for the group by the Audit Committee rather than corporate financial results or goals. The Chief Audit Executive reports administratively to the Chief Executive Officer and may be removed only upon approval by the Board’s Audit Committee. Internal audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial and operating information is complete, accurate and reliable; and that employee actions comply with our policies and applicable laws and regulations.

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

Mortgage Credit Book of Business

Table 40 displays the composition of our entire mortgage credit book of business as of the dates indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of December 31, 2011 and 2010.

Table 40:    Composition of Mortgage Credit Book of Business(1)

	As of December 31, 2011			As of December 31, 2010
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,798,633	$176,898	$2,975,531	$2,826,994	$170,552	$2,997,546
Unconsolidated Fannie Mae MBS, held by third parties(3)	17,910	1,702	19,612	19,468	1,855	21,323
Other credit guarantees(4)	25,824	16,582	42,406	18,625	16,994	35,619

Guaranty book of business	$2,842,367	$195,182	$3,037,549	$2,865,087	$189,401	$3,054,488

Agency mortgage-related securities(5)	15,522	33	15,555	18,797	24	18,821
Other mortgage-related securities	43,019	31,511	74,530	48,678	34,205	82,883

Mortgage credit book of business	$2,900,908	$226,726	$3,127,634	$2,932,562	$223,630	$3,156,192

Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(6)	$2,769,919	$192,797	$2,962,716	$2,790,590	$186,712	$2,977,302
Government Guaranty Book of Business(7)	$72,448	$2,385	$74,833	$74,497	$2,689	$77,186

(1)	Based on unpaid principal balance. Prior period amounts have been reclassified to conform to the current period presentation.

(2)	Consists of mortgage loans and Fannie Mae MBS recognized in our consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(4)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(5)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(7)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of December 31, 2011 and 2010. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

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

Single-Family Acquisition and Servicing Policies and Underwriting and Servicing Standards

Our Single-Family business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing credit risk relating to the portion of our single-family mortgage credit book of business consisting of single-family mortgage loans and Fannie Mae MBS backed by single-family mortgage loans (whether held in our portfolio or held by third parties). Desktop Underwriter™, our proprietary automated underwriting system which measures default risk by assessing the primary risk factors of a mortgage, is used to evaluate the majority of the loans we purchase or securitize. As part of our regular evaluation of Desktop Underwriter, we conduct periodic examinations of the underlying risk assessment models and recalibrate the models based on actual loan performance and market assumptions to improve Desktop Underwriter’s ability to effectively analyze risk. Subject to our prior approval, we also may purchase and securitize mortgage loans that have been underwritten using other automated underwriting systems, as well as manually underwritten mortgage loans that meet our stated underwriting requirement or meet agreed-upon standards that differ from our standard underwriting and eligibility criteria. Additionally, as the number of our delinquent and defaulted loans has increased, so has the corresponding number of these loans reviewed for compliance with our requirements. We use the information obtained from these loan quality reviews to provide more timely feedback to lenders on possible areas for correction in their origination practices. We initiated underwriting and eligibility changes that became effective in 2009 that focused on strengthening the underwriting and eligibility standards to promote sustainable homeownership. The result of many of these changes is reflected in the substantially improved risk profile of the single-family acquisitions since 2009.

As discussed in “Our Charter and Regulation of Our Activities—Charter Act,” our charter generally requires credit enhancement on any single-family conventional mortgage loan that we purchase or securitize if it has an LTV ratio over 80% at the time of purchase. However, under our Refi Plus initiative, which offers expanded refinance opportunities for eligible Fannie Mae borrowers and includes but is not limited to HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. HARP offers additional refinancing flexibility to eligible borrowers with loans that have LTVs greater than 80% who are current on their loans and whose loans are owned or guaranteed by us or Freddie Mac and meet certain additional criteria. Changes to HARP that were announced in October 2011 are intended to remove certain obstacles preventing borrowers from refinancing their mortgage loans. HARP originally authorized us to acquire loans only if their current LTVs did not exceed 125% for fixed-rate loans and did not exceed 105% for adjustable-rate mortgages. The October 2011 changes to HARP permit eligible borrowers to refinance into a new loan without regard to the loan’s LTV, so long as the new loan is fixed-rate and has a term of no greater than 30 years. The changes also extended HARP through December 2013. Our acquisitions under HARP are limited to refinancings where (1) we acquired the loan being refinanced on or before May 31, 2009, (2) the refinancing provides a benefit to the borrower by lowering the borrower’s monthly payment, reducing the interest rate, or resulting in a more stable loan product (for example, by moving from an adjustable-rate loan to a fixed-rate loan), and (3) the loan is secured by an owner-occupied property.

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

Mortgage insurers may also provide pool mortgage insurance, which is insurance that applies to a defined group of loans. Pool mortgage insurance benefits typically are based on actual loss incurred and are subject to an aggregate loss limit. Under some of our pool mortgage insurance policies, we are required to meet specified loss deductibles before we can recover under the policy. We typically collect claims under pool mortgage insurance three to six months after disposition of the property that secured the loan. For a discussion of our aggregate mortgage insurance coverage as of December 31, 2011 and 2010, see “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Mortgage Insurers.”

Our mortgage servicers are the primary points of contact for borrowers and perform a vital role in our efforts to reduce defaults and pursue foreclosure alternatives. We discuss the actions we have taken to improve the servicing of our delinquent loans below in “Problem Loan Management.”

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

The profile of our guaranty book of business is comprised of the following key loan attributes:

—	LTV ratio. LTV ratio is a strong predictor of credit performance. The likelihood of default and the gross severity of a loss in the event of default are typically lower as the LTV ratio decreases. This also applies to the estimated mark-to-market LTV ratios, particularly those over 100%, as this indicates that the borrower’s mortgage balance exceeds the property value.

—	Product type. Certain loan product types have features that may result in increased risk. Generally, intermediate-term, fixed-rate mortgages exhibit the lowest default rates, followed by long-term, fixed-rate mortgages. Historically, adjustable-rate mortgages (“ARMs”), including negative-amortizing and interest-only loans, and balloon/reset mortgages have exhibited higher default rates than fixed-rate mortgages, partly because the borrower’s payments rose, within limits, as interest rates changed.

—	Number of units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on two-, three- or four-unit properties.

—	Property type. Certain property types have a higher risk of default. For example, condominiums generally are considered to have higher credit risk than single-family detached properties.

—	Occupancy type. Mortgages on properties occupied by the borrower as a primary or secondary residence tend to have lower credit risk than mortgages on investment properties.

—	Credit score. Credit score is a measure often used by the financial services industry, including our company, to assess borrower credit quality and the likelihood that a borrower will repay future obligations as expected. A higher credit score typically indicates lower credit risk.

—	Loan purpose. Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. Cash-out refinancings have a higher risk of default than either mortgage loans used for the purchase of a property or other refinancings that restrict the amount of cash returned to the borrower.

—	Geographic concentration. Local economic conditions affect borrowers’ ability to repay loans and the value of collateral underlying loans. Geographic diversification reduces mortgage credit risk.

—	Loan age. We monitor year of origination and loan age, which is defined as the number of years since origination. Credit losses on mortgage loans typically do not peak until the third through six years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines.

Table 41 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 41:    Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business (3)(4) As of December 31,
	2011	2010	2009	2011	2010	2009
Original LTV ratio:(5)
<= 60%	29%	30%	33%	24%	24%	24%
60.01% to 70%	16	16	17	16	16	16
70.01% to 80%	37	38	40	40	41	42
80.01% to 90%(6)	9	9	7	10	9	9
90.01% to 100%(6)	7	5	3	9	9	9
Greater than 100%(6)	2	2	*	1	1	*

Total	100%	100%	100%	100%	100%	100%

Weighted average	69%	68%	67%	71%	71%	71%
Average loan amount	$209,847	$219,431	$219,118	$156,194	$155,531	$153,302
Estimated mark-to-market LTV ratio:(7)
<= 60%				26%	28%	31%
60.01% to 70%				12	13	13
70.01% to 80%				18	19	19
80.01% to 90%				16	15	14
90.01% to 100%				10	9	9
Greater than 100%				18	16	14

Total				100%	100%	100%

Weighted average				79%	77%	75%
Product type:
Fixed-rate:(8)
Long-term	67%	72%	82%	73%	74%	75%
Intermediate-term	26	22	15	15	14	13
Interest-only	*	*	*	1	2	3

Total fixed-rate	93	94	97	89	90	91

Adjustable-rate:
Interest-only	1	1	1	3	4	4
Negative-amortizing	—	—	*	—	*	1
Other ARMs	6	5	2	8	6	4

Total adjustable-rate	7	6	3	11	10	9

Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2) For the Year Ended December 31,			Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of December 31,
	2011	2010	2009	2011	2010	2009
Number of property units:
1 unit	97%	98%	98%	97%	97%	96%
2-4 units	3	2	2	3	3	4

Total	100%	100%	100%	100%	100%	100%

Property type:
Single-family homes	91%	91%	92%	91%	91%	91%
Condo/Co-op	9	9	8	9	9	9

Total	100%	100%	100%	100%	100%	100%

Occupancy type:
Primary residence	89%	91%	93%	89%	90%	90%
Second/vacation home	5	4	5	5	4	4
Investor	6	5	2	6	6	6

Total	100%	100%	100%	100%	100%	100%

FICO credit score at origination:
< 620	* %	* %	* %	3%	4%	4%
620 to < 660	2	2	2	7	7	8
660 to < 700	7	7	7	13	15	16
700 to < 740	16	16	17	20	21	22
>= 740	75	75	74	57	53	50

Total	100%	100%	100%	100%	100%	100%

Weighted average	762	762	761	738	735	730
Loan purpose:
Purchase	24%	22%	20%	31%	33%	36%
Cash-out refinance	17	20	27	27	29	31
Other refinance	59	58	53	42	38	33

Total	100%	100%	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	15%	16%	16%	15%	15%	16%
Northeast	19	20	19	19	19	19
Southeast	19	18	20	24	24	24
Southwest	16	15	15	15	15	15
West	31	31	30	27	27	26

Total	100%	100%	100%	100%	100%	100%

Origination year:
<=2001				2%	2%	3%
2002				2	3	4
2003				9	11	14
2004				5	7	7
2005				7	9	10
2006				7	8	11
2007				10	12	15
2008				7	9	13
2009				17	21	23
2010				18	18	—
2011				16	—	—

Total				100%	100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)

We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.6% of our single-family conventional guaranty book of business as of December 31, 2011, 2010 and 2009. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

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

(4)

Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented approximately 4.8% of our single-family conventional guaranty book of business as of December 31, 2011 and 3.9% as of December 31, 2010. See “Business–Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management–Credit Profile Summary” for additional information on loan limits.

(5)

The original LTV ratio generally is based on the original unpaid principal balance of the loan divided by the appraised property value reported to us at the time of acquisition of the loan. Excludes loans for which this information is not readily available.

(6)

We purchase loans with original LTV ratios above 80% to fulfill our mission to serve the primary mortgage market and provide liquidity to the housing system. Except as permitted under Refi Plus, our charter generally requires primary mortgage insurance or other credit enhancement for loans that we acquire that have an LTV ratio over 80%.

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

Credit Profile Summary

We continue to see the positive effects of actions we took beginning in 2008 to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. The single-family loans we purchased or guaranteed in 2011 have a strong credit profile with a weighted average original LTV ratio of 69%, a weighted average FICO credit score of 762, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. Due to lower acquisition volume and the relatively high volume of Refi Plus loans (including HARP loans), the LTV ratios at origination for our 2011 acquisitions are higher than for our 2009 and 2010 acquisitions. In addition, we had a slight increase in the acquisition of home purchase mortgages with LTV ratios greater than 80% in 2011 compared with 2010 because: (1) most mortgage insurance companies lowered their premiums in 2011 for loans with higher credit scores; and (2) in April 2011, FHA implemented a price increase in their annual mortgage insurance premium. Both price changes improved the economics of obtaining private mortgage insurance as compared to purchasing FHA insurance and drove an increase in our market share for these loans. Approximately 18% of our total single-family conventional business volume for 2011 consisted of loans with LTV ratios higher than 80% at the time of purchase compared with 16% for 2010.

The credit profile of our acquisitions has been influenced by historically low mortgage rates in recent periods, which has resulted in an increase in the percentage of acquisitions that are refinanced loans. Refinanced loans, which include Refi Plus loans, comprised 76% of our single-family acquisitions in 2011. Refinanced loans generally have a strong credit profile because refinancing indicates borrowers’ ability to make their mortgage payment and desire to maintain homeownership, but Refi Plus loans, which may have lower FICO credit scores and higher LTV ratios than we generally require, in some cases may not ultimately perform as well as traditional refinanced loans. It is too early to determine whether the performance of loans with higher risk characteristics refinanced under the Refi Plus program will perform differently from other refinanced loans; however, we do expect Refi Plus loans will perform better than the loans they replace because Refi Plus loans should reduce the borrowers’ monthly payments or otherwise provide more sustainability than the borrowers’ old loans (for example, by having a fixed rate instead of an adjustable rate). Loans we acquired under Refi Plus in 2011 constituted approximately 24% of our total single-family acquisitions for the period, compared with approximately 23% of total single-family acquisitions in all of 2010.

In addition, the recent decline in mortgage interest rates has led to a higher percentage of acquisitions of intermediate-term fixed-rate mortgages because the lower mortgage rates have made these products more affordable to many borrowers. Effective January 1, 2012, certain loan level pricing adjustments on HARP loans will be waived on fixed-rate mortgages with terms of 20 years or less, which may have an impact on the amount of intermediate-term loans we acquire in the future.

The prolonged and severe decline in home prices has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business to remain high at 79% as of December 31, 2011, and 77% as of December 31, 2010. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 18% as of December 31, 2011, and 16% as of December 31, 2010. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

Whether our acquisitions in 2012 will exhibit the same credit profile as our recent acquisitions depends on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers’ eligibility standards, our future volume of Refi Plus acquisitions, which typically include higher LTV ratios and lower FICO credit scores, and future market conditions. We expect the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices.

We expect our guaranty fees to increase over the next few years, which may impact the volume of loans we acquire in the future. See “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing and Revenue” for information on potential changes to our guaranty fees.

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

We have classified a mortgage loan as Alt-A if the lender that delivered the loan to us classified the loan as Alt-A based on documentation or other features. We have classified a mortgage loan as subprime if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender. We exclude from the subprime classification loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We apply our classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $182.2 billion as of December 31, 2011, represented approximately 6.6% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $5.8 billion as of December 31, 2011, represented approximately 0.2% of our single-family conventional guaranty book of business.

Jumbo-Conforming and High-Balance Loans

The outstanding unpaid principal balance of our jumbo-conforming and high-balance loans was $133.0 billion, or 4.8% of our single-family conventional guaranty book of business, as of December 31, 2011 and $109.7 billion, or 3.9% of our single-family conventional guaranty book of business, as of December 31, 2010. The standard conforming loan limit for a one-unit property was $417,000 in 2011 and 2010. Our loan limits were higher in specified high-cost areas, reaching as high as $729,750 for one-unit properties; however, our loan limits for loans originated after September 30, 2011 decreased in specified high-cost areas to an amount not to exceed $625,500 for one-unit properties. Unlike FHA, which is not subject to current loan limits for refinancing its existing loans above current limits, our current loan limits apply to all new acquisitions. Therefore, we expect refinances of our existing loans above current limits to be significantly reduced. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” for additional information on our loan limits.

Reverse Mortgages

The outstanding unpaid principal balance of reverse mortgage whole loans and Fannie Mae MBS backed by reverse mortgage loans in our guaranty book of business was $50.9 billion as of December 31, 2011 and $50.8 billion as of December 31, 2010. The balance of our reverse mortgage loans could increase over time, as each month the scheduled and unscheduled payments, interest, mortgage insurance premium, servicing fee, and default-related costs accrue to increase the unpaid principal balance. The majority of these loans are home equity conversion mortgages insured by the federal government through FHA. Because home equity conversion mortgages are insured by the federal government, we believe that we have limited exposure to losses on these loans. In 2010, we communicated to our lenders that we are exiting the reverse mortgage business and will no longer acquire newly originated home equity conversion mortgages.

Adjustable-rate Mortgages and Fixed-rate Interest-only Mortgages

ARMs are mortgage loans with an interest rate that adjusts periodically over the life of the mortgage based on changes in a specified index. Interest-only loans allow the borrower to pay only the monthly interest due, and none of the principal, for a fixed term. The majority of our interest-only loans are ARMs. Our negative-amortizing loans are ARMs that allow the borrower to make monthly payments that are less than the interest actually accrued for the period. The unpaid interest is added to the principal balance of the loan, which increases the outstanding loan balance. ARMs represented 10.7% of our single-family conventional guaranty book of business as of December 31, 2011.

Table 42 displays information for ARMs and fixed-rate interest-only loans in our single-family guaranty book of business, aggregated by product type and categorized by the year of their next scheduled contractual reset date. The contractual reset is either an adjustment to the loan’s interest rate or a scheduled change to the loan’s monthly payment to begin to reflect the payment of principal. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Table 42: Single-Family Adjustable-Rate Mortgage Resets by Year(1)

	Reset Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(Dollars in millions)
ARMs—Amortizing	$49,027	$4,442	$14,960	$70,706	$35,168	$20,977	$195,280
ARMs—Interest Only	40,268	7,788	7,254	19,109	7,737	7,349	89,505
ARMs—Negative Amortizing	6,699	121	419	962	560	180	8,941

Total	$95,994	$12,351	$22,633	$90,777	$43,465	$28,506	$293,726

Fixed-Rate Interest Only	$309	$106	$175	$1,571	$9,873	$25,403	$37,437

(1)	Does not include loans we have modified, some of which are subject to higher interest rates and increased monthly payments in the future.

We have not observed a materially different performance trend for interest-only loans or negative-amortizing loans that have recently reset as compared to those that are still in the initial period. We believe the current performance trend is the result of the current low interest rate environment and we do not expect this trend to continue if interest rates rise significantly.

Problem Loan Management

Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan workouts reflect our various types of home retention strategies, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure. When appropriate, we seek to move to foreclosure expeditiously. For additional discussion on our efforts to reduce defaults and credit losses, see “Executive Summary—Reducing Credit Losses on Our Legacy Book of Business.”

Our home retention solutions are intended to help borrowers stay in their homes and include loan modifications, repayment plans and forbearances. Because we believe that reducing delays and implementing solutions that can be executed in a timely manner and early in the delinquency increases the likelihood that our problem loan management strategies will be successful in avoiding a default or minimizing severity, it is important for our servicers to work with borrowers to complete these solutions as early in their delinquency as feasible. If the servicer cannot provide a viable home retention solution for a problem loan, the servicer will seek to offer foreclosure alternatives, primarily short sales and deeds-in-lieu of foreclosure. These alternatives reduce the severity of our loss resulting from a borrower’s default while permitting the borrower to avoid going through a foreclosure. The existence of a second lien may limit our ability to provide borrowers with loan workout options, particularly those that are part of our foreclosure prevention efforts; however, we are not required to contact a second lien holder to obtain their approval prior to providing a borrower with a loan modification. We occasionally execute third-party sales, where we sell the property to a third party immediately prior to entering the foreclosure process. When appropriate, we seek to move to foreclosure expeditiously.

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

In addition to these new standards, we have taken other steps to improve the servicing of our delinquent loans including: (1) updating our Servicing Guide, which should improve our servicers’ ability to understand and comply with our requirements and allow them to complete workouts earlier in the delinquency process, thereby avoiding foreclosure; (2) implementing our STAR program, a servicer performance management system designed to encourage improvements in customer service and foreclosure prevention outcomes for homeowners by rating servicers on their performance in these areas; and (3) transferring servicing on loan populations that include loans with higher-risk characteristics to special servicers with which we have worked to develop high-touch protocols for servicing these loans. For example, in the third quarter of 2011, we agreed to purchase from Bank of America, N.A. the mortgage servicing rights associated with up to $74 billion in unpaid principal balance of mortgage loans in our single-family guaranty book of business, which represented approximately 11% of our servicing portfolio with Bank of America as of September 30, 2011. We believe retaining special servicers to service these loans using high-touch protocols will reduce our future credit losses on the transferred loan portfolio, while enabling Bank of America to better focus on our remaining portfolio with them. We continue to work with some of our servicers to test and implement high-touch servicing protocols designed for managing higher-risk loans, which include lower ratios of loans per servicer employee, beginning borrower outreach strategies earlier in the delinquency cycle and establishing a single point of resolution for distressed borrowers.

The efforts of our mortgage servicers are critical in keeping people in their homes and preventing foreclosures. We continue to work with our servicers to implement our foreclosure prevention initiatives effectively and to find ways to enhance our workout protocols and their workflow processes. As of December 31, 2011, we had established 12 Mortgage Help Centers across the nation to accelerate the response time for struggling borrowers with loans owned by us. During 2011, these centers helped borrowers obtain nearly 6,100 home retention plans. We have also established partnerships with 17 local non-profit organizations in 16 cities, collectively known as our Mortgage Help Network. The Mortgage Help Network represents a contractual relationship with select not-for-profit counseling agencies located in our top delinquent mortgage markets to provide borrowers foreclosure prevention counseling, documentation and assistance with pending loan workout solutions. We also use direct mail and phone calls to encourage homeowners to pursue home retention solutions and foreclosure alternatives, and have established partnerships with counseling agencies in ten states across the country to provide similar services. Further, in cooperation with several Multiple Listing Services across the nation, we developed the Short Sale Assistance Desk to assist real estate professionals in handling post-offer short sale issues that may relate to servicer responsiveness, the existence of a second lien, or issues involving mortgage insurance.

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

Table 43:    Delinquency Status of Single-Family Conventional Loans

	As of December 31,
	2011	2010	2009
Delinquency status:
30 to 59 days delinquent	2.17%	2.32%	2.46%
60 to 89 days delinquent	0.74	0.87	1.07
Seriously delinquent	3.91	4.48	5.38
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	70%	67%	57%

Our serious delinquency rate decreased in 2011 compared with 2010 and 2009, driven by our home retention solutions, as well as foreclosure alternatives and completed foreclosures. The decrease is also attributable to our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans have become an increasingly larger portion of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent.

Although our single-family serious delinquency rate has decreased every quarter since the first quarter of 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent have been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. Continuing issues in the servicer foreclosure process and new legislative, regulatory and judicial requirements have lengthened the time it takes to foreclose on a mortgage loan in many states. In addition, servicers and states are dealing with the backlog of foreclosures resulting from these delays and from the elevated level of foreclosures resulting from the housing market downturn. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last year than it would have if the pace of foreclosures had been faster. We believe the changes in the foreclosure environment will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses. For more information on the delays in the foreclosure process, see “Executive Summary—Reducing Credit Losses on Our Legacy Book of Business.” We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, the volume of loan modifications and the extent to which borrowers with modified loans continue to make timely payments.

Table 44 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business.

Table 44:    Single-Family Serious Delinquency Rates

	As of December 31,
	2011		2010		2009
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	3.73%	15%	4.16%	16%	4.97%
Northeast	19	4.43	19	4.38	19	4.53
Southeast	24	5.68	24	6.15	24	7.06
Southwest	15	2.30	15	3.05	15	4.19
West	27	2.87	27	4.06	26	5.45

Total single-family conventional loans	100%	3.91%	100%	4.48%	100%	5.38%

Single-family conventional loans:
Credit enhanced	14%	9.10%	15%	10.60%	18%	13.51%
Non-credit enhanced	86	3.07	85	3.40	82	3.67

Total single-family conventional loans	100%	3.91%	100%	4.48%	100%	5.38%

(1)	See footnote 9 to “Table 41: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

While loans across our single-family guaranty book of business have been affected by the weak market conditions, loans in certain states, certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTVs, and our 2006 and 2007 loan vintages continue to exhibit higher than average delinquency rates and/or account for a disproportionate share of our credit losses. California, Florida, Arizona and Nevada and some states in the Midwest have experienced more significant declines in home prices coupled with unemployment rates that remain high.

Table 45 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the periods indicated. The reported categories are not mutually exclusive.

Table 45:    Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of December 31,
	2011				2010				2009
	Unpaid Principal Balance	Perce- ntage of Book Outstan- ding	Serious Delinquency Rate	Esti mated Mark- to- Market LTV Ratio(1)	Unpaid Principal Balance	Percen- tage of Book Outstan- ding	Serious Delinquency Rate	Esti- mated Mark- to- Market LTV Ratio(1)	Unpaid Principal Balance	Percen- tage of Book Outsta- nding	Serious Delinquency Rate	Esti- mated Mark- to- Market LTV Ratio(1)
	(Dollars in millions)
States:
Arizona	$66,875	2%	3.65%	109%	$71,052	2%	6.23%	105%	$76,073	3%	8.80%	100%
California	516,608	19	2.46	81	507,598	18	3.89	76	484,923	17	5.73	77
Florida	175,344	6	11.80	108	184,101	7	12.31	107	195,309	7	12.82	100
Nevada	28,766	1	7.42	138	31,661	1	10.66	128	34,657	1	13.00	123
Select Midwest states(2)	284,060	10	4.39	84	292,734	11	4.80	80	304,147	11	5.62	77
All other states	1,689,846	62	3.18	73	1,695,615	61	3.46	71	1,701,379	61	4.11	69
Product type:
Alt-A(3)	182,236	7	12.43	101	211,770	8	13.87	96	248,311	9	15.63	92
Subprime	5,791	*	23.18	111	6,499	*	28.20	103	7,364	*	30.68	97
Vintages:
2006	186,835	7	11.81	111	232,009	8	12.19	104	292,184	11	12.87	97
2007	269,012	10	12.62	112	334,110	12	13.24	104	422,956	15	14.06	96
All other vintages	2,305,652	83	2.39	73	2,216,642	80	2.62	70	2,081,348	74	3.08	67
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	493,762	18	13.76	131	435,991	16	17.70	130	403,443	14	22.09	128
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	18,992	1	18.67	115	21,205	1	21.41	109	23,966	1	27.96	104

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

(3)	For 2009, data for Alt-A loans does not reflect loans we acquired in 2009 upon the refinance of existing Alt-A loans.

Loan Workout Metrics

We continue to work with our servicers to implement our home retention and foreclosure prevention initiatives. Loan modifications involve changes to the original mortgage terms such as product type, interest rate, amortization term, maturity date and/or unpaid principal balance. Modifications include TDRs, which is the only form of modification in which we do not expect to collect the full original contractual principal and interest due under the loan. Other resolutions and modifications may result in our receiving the full amount due, or certain installments due, under the loan over a period of time that is longer than the period of time originally provided for under the terms of the loan. Additionally, we currently offer up to twelve months of forbearance for those homeowners who are unemployed as an additional tool to help homeowners avoid foreclosure.

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

In addition, we continue to focus on alternatives to foreclosure for borrowers who are unable to retain their homes. Foreclosure alternatives may be more appropriate if the borrower has experienced a significant adverse change in financial condition due to events such as unemployment or reduced income, divorce, or unexpected issues like medical bills and is therefore no longer able to make the required mortgage payments. Since the cost of foreclosure can be significant to both the borrower and Fannie Mae, to avoid foreclosure and satisfy the first-lien mortgage obligation, our servicers work with a borrower to sell their home prior to foreclosure in a short sale or accept a deed-in-lieu of foreclosure whereby the borrower voluntarily signs over the title to their property to the servicer. These alternatives are designed to reduce our credit losses while helping borrowers avoid having to go through a foreclosure.

Table 46 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications or repayment and forbearance plans that have been initiated but not completed.

Table 46:    Statistics on Single-Family Loan Workouts

	For the Year Ended December 31,
	2011		2010		2009
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$42,793	213,340	$82,826	403,506	$18,702	98,575
Repayment plans and forbearances completed(1)	5,042	35,318	4,385	31,579	2,930	22,948
HomeSaver Advance first-lien loans	—	—	688	5,191	6,057	39,199

	47,835	248,658	87,899	440,276	27,689	160,722

Foreclosure alternatives:
Short sales	15,412	70,275	15,899	69,634	8,457	36,968
Deeds-in-lieu of foreclosure	1,679	9,558	1,053	5,757	491	2,649

	17,091	79,833	16,952	75,391	8,948	39,617

Total loan workouts	$64,926	328,491	$104,851	515,667	$36,637	200,339

Loan workouts as a percentage of single-family guaranty book of business(2)	2.29%	1.85%	3.66%	2.87%	1.26%	1.10%

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent.

(2)	Calculated based on loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.

HAMP guidance directs servicers to cancel or convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of December 31, 2011, 52% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers were required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 83% as of December 31, 2011. The average length of a trial period for HAMP modifications initiated after June 1, 2010 was four months.

The volume of workouts completed in 2011 decreased compared with 2010, primarily driven by a decline in the number of seriously delinquent loans in 2011, compared with 2010. In addition, we began to require that all non-HAMP modifications also must go through a trial period, which initially lowers the number of modifications that can become permanent in any particular period. The volume of workouts increased in 2010 compared with 2009 due to an increase in loan modification volume because the number of borrowers who were experiencing financial difficulty increased and a significant number of HAMP trial modifications were completed and became permanent HAMP modifications. HomeSaver Advance first-lien loans were workouts focused on borrowers facing short-term hardships, and this workout option was retired in 2010.

During 2011, we initiated approximately 211,000 trial modifications, including HAMP and non-HAMP, compared with approximately 166,000 trial modifications during 2010. We also initiated other types of workouts, such as repayment plans and forbearances. It is difficult to predict how many of these trial modifications and initiated plans will be completed.

The number of foreclosure alternatives we agreed to during 2011 remained high as these are favorable solutions for a large number of borrowers. We expect the volume of our workouts and foreclosure alternatives to remain high throughout 2012.

Table 47 displays the profile of loan modifications (HAMP and non-HAMP) provided to borrowers during the years indicated.

Table 47:    Single-Family Loan Modification Profile

	2011	2010	2009
Term extension, interest rate reduction, or combination of both(1)	99%	93%	93%
Initial reduction in monthly payment(2)	96	91	87
Estimated mark-to-market LTV ratio > 100%	62	53	47
Troubled debt restructurings(3)	100	94	92

(1)	Reported statistics for term extension, interest rate reduction or the combination include subprime adjustable-rate mortgage loans that have been modified to a fixed-rate loan.

(2)	These modification statistics do not include subprime adjustable-rate mortgage loans that were modified to a fixed-rate loan and were current at the time of the modification.

(3)	Percentage for the year ended December 31, 2011 reflects the impact of the new TDR accounting guidance which was retrospectively adopted beginning January 1, 2011. Prior periods have not been revised.

Our approach to workouts continues to focus on the large number of borrowers facing financial hardships. Accordingly, the vast majority of loan modifications we have completed since 2009 have been concentrated on deferring or lowering the borrowers’ monthly mortgage payments to allow borrowers to work through their hardships.

An increasing percentage of our modifications have been made to loans with a mark-to-market LTV ratio greater than 100%. These borrowers are typically unable to refinance their mortgages or sell their homes for a price that allows them to pay off their mortgage obligation as their mortgages are greater than the value of their homes. Additionally, the serious delinquency rate for these loans tends to be significantly higher than the overall average serious delinquency rate. As of December 31, 2011, the serious delinquency rate for loans with a mark-to-market LTV ratio greater than 100% was 14%, compared with our overall average single-family serious delinquency rate of 3.91%.

Table 48 displays the percentage of our loan modifications completed during 2010 and the second half of 2009 that were current and performing one year after modification, as well as the percentage of our loan modifications completed during the second half of 2009 that were current and performing two years after modification. We implemented HAMP in early 2009, and thus did not complete a significant number of modifications under this program until the third quarter of 2009.

Table 48: Percentage of Loan Modifications That Were Current and Performing at One and Two Years Post-Modification(1)(2)

	2010				2009
	Q4	Q3	Q2	Q1	Q4	Q3
One Year Post-Modification
HAMP Modifications	74%	74%	74%	76%	73%	71%
Other Modifications	67%	67%	65%	55%	50%	39%
Two Years Post-Modification
HAMP Modifications					67%	64%
Other Modifications					48%	37%

(1)

Excludes loans that were classified as subprime ARMs that were modified into fixed rate mortgages and were current at the time of modification. Modifications included permanent modifications, but do not reflect loans currently in trial modifications.

(2)	Includes loans that are paid off.

We began changing the structure of our non-HAMP modifications in 2010 to lower borrowers’ monthly mortgage payments to a greater extent, which improved the performance of our non-HAMP modifications overall. In addition, because post-modification performance was greater for our HAMP modifications than for our non-HAMP modifications, we began in September 2010 to include trial periods for our non-HAMP modifications.

There is significant uncertainty regarding the ultimate long term success of our current modification efforts. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets. See “Risk Factors” for a discussion of efforts we may be required or asked to undertake and their potential affect on us.

REO Management

Foreclosure and REO activity affect the amount of credit losses realized in a given period. Table 49 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 49:    Single-Family Foreclosed Properties

	For the Year Ended December 31,
	2011	2010	2009
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	162,489	86,155	63,538
Acquisitions by geographic area:(2)
Midwest	45,167	57,761	36,072
Northeast	9,858	14,049	7,934
Southeast	51,153	79,453	39,302
Southwest	44,675	55,276	31,197
West	48,843	55,539	31,112

Total properties acquired through foreclosure(1)	199,696	262,078	145,617
Dispositions of REO	(243,657)	(185,744)	(123,000)

End of period inventory of single-family foreclosed properties (REO)(1)	118,528	162,489	86,155

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$9,692	$14,955	$8,466

Single-family foreclosure rate(4)	1.13%	1.46%	0.80%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 41: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our consolidated balance sheets as a component of “Acquired property, net.”

(4)

Estimated based on the total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The ongoing weak economy, as well as high unemployment rates, continues to result in a high level of mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure. Our foreclosure rates remain high; however, foreclosure levels were lower than they would have been during 2011 due to delays in the processing of foreclosures caused by continuing foreclosure process issues encountered by our servicers and new legislative, regulatory and judicial requirements. Additionally, foreclosure levels were affected by our directive to servicers to delay foreclosure sales until the loan servicer verifies that the borrower is ineligible for a HAMP modification and that all other home retention and foreclosure prevention alternatives have been exhausted. The delay in potential foreclosures, as well as an increase in the number of dispositions of REO properties, has resulted in a decrease in the inventory of foreclosed properties since December 31, 2010.

The percentage of our single-family foreclosed properties that we determined we were unable to market for sale was 47% as of December 31, 2011 compared with 41% as of December 31, 2010. The two largest concentrations of our unable-to-market-for-sale inventory are: (1) properties that are still occupied by the person or personal property, and for which the eviction process is not yet complete (“occupied status”); and (2) properties that are within the period during which state law allows the former mortgagor and second lien holders to redeem the property (“redemption status”). Being in occupied status lengthens the time a property remains in our REO inventory by an average of one to three months; occupied status properties represented approximately 31% of our unable to market for sale inventory as of December 31, 2011 compared with approximately 40% as of December 31, 2010. Being in redemption status lengthens the time a property remains in our REO inventory by an average of two to six months; redemption status properties represented approximately 26% of our unable to market for sale inventory as of December 31, 2011 compared with approximately 27% as of December 31, 2010. As we are unable to market a higher portion of our inventory, it slows the pace at which we can dispose of our properties and increases our foreclosed property expense related to costs associated with ensuring that the property is vacant and maintaining the property.

In February 2012, FHFA announced that it was beginning the pilot phase of an REO initiative that will allow qualified investors to purchase pools of foreclosed properties from us with the requirement to rent the purchased properties for a specified number of years. During the pilot phase, we will offer for sale pools of various types of assets including rental properties, vacant properties and nonperforming loans with a focus on the hardest-hit areas. We do not yet know whether this initiative will have a material impact on our future REO sales and REO inventory levels.

As shown in Table 50, we have experienced a disproportionate share of foreclosures in certain states as compared with their share of our guaranty book of business. This is primarily because these states have had significant home price depreciation or weak economies and, in the case of California and Florida specifically, a significant number of Alt-A loans.

Table 50:    Single-Family Acquired Property Concentration Analysis

	As of	For the Year Ended	As of	For the Year Ended	As of	For the Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)	Percentage of Book Outstanding(1)	Percentage of Properties Acquired by Foreclosure(2)
States:
Arizona, California, Florida, and Nevada	28%	33%	28%	36%	28%	36%
Illinois, Indiana, Michigan, and Ohio	10	17	11	17	11	20

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

Multifamily Mortgage Credit Risk Management

The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower and lender, market and sub-market trends and growth, and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our credit-related expenses and credit losses in “Business Segment Results—Multifamily Business Results.”

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

Multifamily Acquisition Policy and Underwriting Standards

Our Multifamily business, with the oversight of our Enterprise Risk Management division, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the DUS program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 86% of our multifamily guaranty book of business as of December 31, 2011, compared with 84% as of December 31, 2010 and 81% as of December 31, 2009.

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

Table 51 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated:

Table 51:    Multifamily Lender Risk-Sharing

	As of December 31,
	2011	2010
Lender risk-sharing
DUS	68%	65%
Non-DUS negotiated	11	13
No recourse to the lender	21	22

At the time of our purchase or guarantee of multifamily mortgage loans, we and our lenders rely significantly on sound underwriting standards, which often include third party appraisals and cash flow analysis. Our standards for multifamily loans specify maximum original LTV ratios and minimum original debt service coverage ratios (“DSCR”) that vary based on the loan characteristics. Original LTV reflects the borrower equity in the transaction. Similarly, original DSCR reflects the anticipated cash flow on the transaction at underwriting, with additional measures taken to address higher risk loans. Our experience has been that original LTV and DSCR values have been reliable indicators of future credit performance. The weighted average original LTV ratio for our multifamily guaranty book of business was 66% as of December 31, 2011 and 67% as of December 31, 2010 and 2009. The percentage of our multifamily guaranty book of business with an original LTV ratio greater than 80% was 5% as of December 31, 2011, 2010, and 2009. We present the current risk profile of our multifamily guaranty book of business in “Note 6, Financial Guarantees.”

Multifamily Portfolio Diversification and Monitoring

Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration and credit enhancement arrangement is an important factor that influences credit quality and performance and helps reduce our credit risk.

We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan; at the loan, property and portfolio level. We track credit risk characteristics to determine the loan credit quality indicator, which are the internal risk categories and are further discussed in “Note 3, Mortgage Loans.” The credit risk characteristics we use to help determine the internal risk categories include the physical condition of the property, delinquency status, the relevant local market and economic conditions that may signal changing risk or return profiles, and other risk factors. For example, we closely monitor the rental payment trends and vacancy levels in local markets to identify loans that merit closer attention or loss mitigation actions, in addition to capitalization rates. We are managing our exposure to refinancing risk for multifamily loans maturing in the next several years. We have a team that proactively manages upcoming loan maturities to minimize losses on maturing loans. This team assists lenders and borrowers with timely and appropriate refinancing of maturing loans with the goal of reducing defaults and foreclosures related to loans maturing in the near term. For our investments in multifamily loans, the primary asset management responsibilities are performed by our DUS and other multifamily lenders. We periodically evaluate these lenders’ and our other third party service providers’ performance for compliance with our asset management criteria.

As part of our ongoing credit risk management process, we have worked with our lenders over the last two years to collect limited sets of quarterly property operating measures from borrowers, in addition to more complete annual financial updates, for those loans where we are entitled contractually to receive such information. We focus on loans with an estimated current DSCR below 1.0, as that is one key indicator of a loan with a well-defined weakness that may jeopardize the timely full repayment, as well as a key input into the overall risk assessment process. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 7% as of December 31, 2011 and approximately 10% as of December 31, 2010. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Although we use the most recently available results from our multifamily borrowers, there is a lag in reporting, which typically can range from 6 to 18 months, as they prepare their results in the normal course of business.

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

Problem Loan Statistics

Table 52 displays a comparison of our multifamily serious delinquency rates for loans with and without credit enhancement in our multifamily guaranty book of business. We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 52:    Multifamily Serious Delinquency Rates

	As of December 31,
	2011		2010		2009
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Multifamily loans:
Credit enhanced	90%	0.55%	89%	0.67%	89%	0.54%
Non-credit enhanced	10	0.88	11	1.01	11	1.33

Total multifamily loans	100%	0.59%	100%	0.71%	100%	0.63%

The multifamily serious delinquency rate decreased as of December 31, 2011 compared with December 31, 2010 as national multifamily market fundamentals continued to improve. Table 53 displays a comparison of our multifamily serious delinquency rates for loans acquired through DUS lenders versus loans acquired through non-DUS lenders and their percentage of total multifamily credit losses.

Table 53:    Multifamily Concentration Analysis

	As of December 31,						Percentage of Multifamily Credit Losses For the Years Ended December 31,
	2011		2010		2009
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate

							2011	2010	2009
DUS small balance loans(1)	8%	0.45%	8%	0.55%	7%	0.47%	9%	7%	9%
DUS non small balance loans(2)	72	0.51	70	0.56	69	0.38	72	61	77
Non-DUS small balance loans(1)	9	1.38	10	1.47	11	1.16	12	10	11
Non-DUS non small balance loans(2)	11	0.57	12	0.97	13	1.54	7	22	3

(1)	Loans with original unpaid principal balances up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.

The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that align our interests with those of the lenders. Small balance non-DUS loans continue to represent a disproportionately large share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur.

Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, acquired through non-DUS lenders continue to exhibit higher delinquencies than small balance loans acquired through DUS lenders. These small balance non-DUS loans account for 20% of our multifamily serious delinquency rate and 9% of our multifamily guaranty book of business as of December 31, 2011 compared with 21% of our multifamily serious delinquency rate and approximately 10% of our multifamily guaranty book of business as of December 31, 2010. These small balance non-DUS loan acquisitions were most common in 2007 and 2008 and have not been a significant portion of our total multifamily acquisitions since 2008. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time.

In addition, Florida, Nevada and Ohio have a disproportionately high share of seriously delinquent loans compared with their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These states accounted for 39% of multifamily serious delinquencies but only 8% of the multifamily guaranty book of business as of December 31, 2011.

REO Management

Foreclosure and REO activity affect the level of credit losses. Table 54 displays our held for sale multifamily REO balances for the periods indicated.

Table 54:    Multifamily Foreclosed Properties

	For the Year Ended December 31,
	2011	2010	2009
Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	222	73	29
Total properties acquired through foreclosure	257	232	105
Disposition of REO	(219)	(83)	(61)

End of period inventory of multifamily foreclosed properties (REO)	260	222	73

Carrying value of multifamily foreclosed properties (dollars in millions)	$577	$596	$265

The increase in our multifamily foreclosed property inventory reflects the continuing stress on our multifamily guaranty book of business as certain local markets and properties continue to exhibit weak fundamentals, though national multifamily market fundamentals continued to improve in 2011.

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

Several of our institutional counterparties may now be subject to provisions of the Dodd-Frank Act. However, we cannot predict its potential impact on our company or our industry at this time. For additional discussion on key provisions and additional information about this legislation please see “Legislative and Regulatory Developments—Financial Regulatory Reform Legislation” and “Risk Factors.”

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

On September 22, 2009, we filed a proof of claim as a creditor in the bankruptcy case of Lehman Brothers Holdings, Inc., which filed for bankruptcy in September 2008. The claim of $8.9 billion included losses we incurred in connection with the termination of our outstanding derivatives contracts with a subsidiary of Lehman Brothers, federal securities law claims related to Lehman Brothers private-label securities and notes held in our cash and other investments portfolio, losses arising under certain REMIC and grantor trust transactions, and mortgage loan repurchase obligations. A contingent claim of $6.9 billion was also included, primarily relating to a large multifamily transaction. However, we believe we will receive only a portion of our total claims based on Lehman Brothers’ financial condition.

Mortgage Seller/Servicers

Our primary exposures to institutional counterparty risk are with mortgage seller/servicers that service the loans we hold in our mortgage portfolio or that back our Fannie Mae MBS, as well as seller/servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances. We rely on mortgage seller/servicers to meet our servicing standards and fulfill their servicing obligations. As the volume of repurchase requests increases, the risk increases that affected seller/servicers will not be willing or able to meet the terms of their repurchase obligations and we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations.

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

We likely would incur costs and potential increases in servicing fees and could also face operational risks if we decide to replace a mortgage seller/servicer. If a significant mortgage servicer counterparty fails, and its mortgage servicing obligations are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage seller/servicer. We could also be required to absorb losses on defaulted loans that a failed servicer is obligated to repurchase from us if we determine there was an underwriting or eligibility breach.

Risk management steps we have taken or may take to mitigate our risk to sellers and servicers with whom we have material counterparty exposure include guaranty of obligations by higher-rated entities, reduction or elimination of exposures, reduction or elimination of certain business activities, transfer of exposures to third parties, receipt of collateral and suspension or termination of the selling and servicing relationship.

We are exposed to the risk that a mortgage seller/servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud. See “Risk Factors” for additional discussion on risks of mortgage fraud to which we are exposed.

Our business with our mortgage seller/servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 75% of our single-family guaranty book of business as of December 31, 2011, compared to 77% as of December 31, 2010. Our largest mortgage servicer is Bank of America, N.A. which, together with its affiliates, serviced approximately 21% of our single-family guaranty book of business as of December 31, 2011, compared with 26% as of December 31, 2010. In addition, we had two other mortgage servicers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of December 31, 2011. In addition, Wells Fargo Bank serviced over 10% of our multifamily guaranty book of business as of December 31, 2011 and 2010. Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. Many of our largest servicer counterparties continue to reevaluate the effectiveness of their process controls. Many servicers are also subject to consent orders by their regulators that require the servicers to correct foreclosure process deficiencies and improve their servicing and foreclosure practices. This has resulted in extended foreclosure timelines and, therefore, additional holding costs for us, such as property taxes and insurance, repairs and maintenance, and valuation adjustments due to home price changes. See “Executive Summary” for a discussion of managing foreclosure timelines.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition and performance of many of our mortgage seller/servicers. Several mortgage seller/servicers have experienced ratings downgrades and liquidity constraints. However, our primary mortgage servicer counterparties have generally continued to meet their obligations to us during 2011.

Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to our demands that seller/servicers meet these obligations collectively as “repurchase requests.” The number of our repurchase requests remained high during 2011, and we expect that the amount of our outstanding repurchase requests will remain high.

During 2011, Fannie Mae issued repurchase requests to seller/servicers for breaches of contractual obligations on $23.8 billion in loans, measured by unpaid principal balance. As of December 31, 2011, $13.5 billion, or 57%, of these requests were resolved in our favor and $9.6 billion, or 40%, remained outstanding. Repurchase requests were concluded in our favor through the repurchase collection, reimbursement of losses, or other remedies such as, but not limited to, loan pricing adjustments, indemnification or forward repurchase agreements, lender corrective action, or negotiated settlements. Similarly, during 2010, Fannie Mae issued repurchase requests to seller/servicers on $13.1 billion in loans, measured by unpaid principal balance. As of December 31, 2011, $11.8 billion, or 90%, of these requests were resolved in our favor and $658 million, or 5%, remained outstanding. During 2011, the aggregate unpaid principal balance of loans repurchased by our seller/servicers pursuant to their contractual obligations was $11.5 billion, compared with $8.8 billion in 2010.

Table 55 displays our top five mortgage seller/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of December 31, 2011 as well as the seller/servicers’ percentage of our repurchase requests that are over 120 days outstanding.

Table 55:    Outstanding Repurchase Requests

	As of December 31, 2011
	Outstanding Repurchase Requests(1)	Percentage of Outstanding Repurchase Requests Over 120 Days(2)
	(Dollars in millions)
Mortgage Seller/Servicer Counterparty:
Bank of America, N.A.	$5,449	18%
JPMorgan Chase Bank, N.A.	1,136	2
Citimortgage(3)	917	2
Wells Fargo Bank, N.A.(3)	830	2
SunTrust Bank, Inc.(3)	430	*
Other(4)	1,638	6

Total	$10,400

Outstanding repurchase requests over 120 days	$3,139

*	Less than 0.5%.

(1)	Includes repurchase requests resulting from the rescission of mortgage insurance coverage.

(2)

Represents the percentage of our total outstanding repurchase requests that have been outstanding for more than 120 days from either the original repurchase date or, for lenders remitting after the property is disposed, the date of our final loss determination.

(3)	Seller/servicer has entered into a plan with us to resolve outstanding repurchase requests and/or has posted collateral to us.

(4)	Includes some seller/servicers that have entered into a plan with us to resolve outstanding repurchase requests and/or have posted collateral to us.

The dollar amounts of our outstanding repurchase requests provided above are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until the completion of a full underwriting review, once the documents and loan files are received.

In the fourth quarter of 2011, Bank of America, the seller/servicer with which we have the most repurchase requests outstanding, slowed the pace of its repurchases. As a result of Bank of America’s failure to honor its contractual obligations in a timely manner, the already high volume of our outstanding repurchase requests with Bank of America increased substantially. Measured by unpaid principal balance, Bank of America accounted for approximately 52% of our total outstanding repurchase requests as of December 31, 2011, compared with 45% as of September 30, 2011 and 41% as of December 31, 2010, shortly after entering into an agreement with us to address its then-outstanding repurchase requests. Similarly, Bank of America accounted for 59% of our repurchase requests that had been outstanding for more than 120 days as of December 31, 2011, compared with 48% as of September 30, 2011 and 37% as of December 31, 2010. We are taking steps to address Bank of America’s delays in honoring our repurchase requests. For example, we did not renew our existing loan delivery contract with Bank of America at the end of January, which significantly restricted the types of loans it can deliver to us. Bank of America can continue delivering loans to us under our Refi Plus initiative, including HARP loans. Bank of America’s failure to honor repurchase obligations in a timely manner has not caused us to change our estimate of the amounts we expect to collect from them ultimately, and we continue to work with Bank of America to resolve these issues. If we collect less than the amount we expect from Bank of America, we may be required to seek additional funds from Treasury under our senior preferred stock purchase agreement. Table 55 displays our top five mortgage seller/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of December 31, 2011. We do not expect the change in our agreement with Bank of America to be material to our business or results of operations as Bank of America represented less than 5% of our loan delivery volume in the quarter ended December 31, 2011.

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

Not all outstanding mortgage insurance related repurchase demands as of April 30, 2011 were resolved by September 30, 2011. We entered into “tolling agreements” with several of our major lenders that required these lenders to post collateral based on their maximum exposure in exchange for an extension until June 2012 to resolve their outstanding mortgage insurance related repurchase demands. Bank of America has disputed many of these demands and accounts for nearly half of these unresolved mortgage insurance related requests.

We continue to aggressively pursue our contractual rights associated with these repurchase requests, including the repurchase requests we have made to Bank of America. Failure by a seller/servicer to repurchase a loan or to otherwise make us whole for our losses, may result in the imposition of certain sanctions including, but not limited to:

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

We continue to work with our mortgage seller/servicers to fulfill outstanding repurchase requests. Failure by a significant seller/servicer counterparty, or a number of seller/servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material, adverse effect on our results of operations or financial condition. We estimate our allowance for loan losses assuming the benefit of repurchase demands only from those counterparties we determine have the financial capacity to fulfill this obligation. Accordingly, as of December 31, 2011, in estimating our allowance for loan loss we assumed no benefit from repurchase demands due to us from seller/servicers that lacked the financial capacity to honor their contractual obligations.

Mortgage Insurers

We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 56 displays our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our unpaid principal balance covered by insurance for our mortgage insurer counterparties as of December 31, 2011 and 2010. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of December 31, 2011 and 2010.

Table 56:    Mortgage Insurance Coverage

	Maximum Coverage(1)				Unpaid Principal Balance Covered By Insurance(2)
	As of December 31, 2011			As of December 31, 2010	As of December 31, 2011	As of December 31, 2010
Counterparty:(3)	Primary	Pool	Total
	(Dollars in millions)
Mortgage Guaranty Insurance Corporation	$20,000	$1,479	$21,479	$23,277	$89,872	$101,823
Radian Guaranty, Inc.	15,072	433	15,505	15,370	63,534	64,042
United Guaranty Residential Insurance Company	14,439	140	14,579	14,044	59,233	58,416
Genworth Mortgage Insurance Corporation	13,566	62	13,628	14,331	54,893	57,845
PMI Mortgage Insurance Co.	10,873	255	11,128	12,359	47,734	53,768
Republic Mortgage Insurance Company	8,322	897	9,219	10,566	39,130	46,660
Triad Guaranty Insurance Corporation	2,492	658	3,150	3,809	12,400	16,974
CMG Mortgage Insurance Company(4)	1,951	—	1,951	1,938	8,241	8,174
Essent Guaranty, Inc.	395	—	395	—	1,685	—
Others	217	—	217	209	1,214	1,140

Total	$87,327	$3,924	$91,251	$95,903	$377,936	$408,842

Total as a percentage of single-family guaranty book of business			3%	3%	13%	14%

(1)

Maximum coverage refers to the aggregate dollar amount of insurance coverage (that is, “risk in force”) on single-family loans in our guaranty book of business and represents our maximum potential loss recovery under the applicable mortgage insurance policies.

(2)	Represents the unpaid principal balance of single-family loans in our guaranty book of business covered under the applicable mortgage insurance policies (that is, “insurance in force”).

(3)	Insurance coverage amounts provided for each counterparty may include coverage provided by consolidated affiliates and subsidiaries of the counterparty.

(4)	CMG Mortgage Insurance Company is a joint venture owned by PMI Mortgage Insurance Co. and CUNA Mutual Insurance Society.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and condition of mortgage insurers. Each of our top seven mortgage insurer counterparties that continue to be rated by S&P, Fitch and Moody’s have a current insurer financial strength rating below the “AA-” level that we require under our qualified mortgage insurer approval requirements to be considered qualified as a “Type 1” mortgage insurer. Due to these low credit ratings, we primarily rely on our internal credit ratings when assessing our exposure to a counterparty.

Our rating structure is based on a scale of 1 to 20. A rating of 1 represents a counterparty that we view as having excellent credit quality and a rating of 20 represents a counterparty with poor credit quality. These internal ratings, which reflect our views of a mortgage insurer’s claims paying ability, are based primarily on an assessment of the mortgage insurer’s capital adequacy and liquidity. These assessments involve in-depth credit reviews of each mortgage insurer, a comprehensive analysis of the mortgage insurance sector, stress analyses of the insurer’s portfolio, discussions with the insurer’s management, the insurer’s plans to maintain capital within the insuring entity and our views on macroeconomic variables which impact a mortgage insurer’s estimated future paid losses, such as changes in home prices and changes in interest rates. From time to time, we may also discuss a counterparty’s situation with the rating agencies.

As of February 29, 2012, three of our mortgage insurers (Triad, RMIC and PMI) have publicly disclosed that they are in run-off. One mortgage insurer, Genworth Mortgage Insurance Corporation, has publicly disclosed that absent a waiver it estimates that it would not meet state regulatory capital requirements for its main insurance writing entity as of December 31, 2011. An additional two of our mortgage insurers (Mortgage Guaranty Insurance Corporation and Radian Guaranty, Inc.) have disclosed that, in the absence of additional capital contributions to their insurance writing entity, their capital might fall below state regulatory capital requirements in the future. These six mortgage insurers provided a combined $74.1 billion, or 81%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2011. We are unable to determine how long certain of our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits. If mortgage insurers are not able to raise capital and they exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure and maintain a waiver from their state regulator. A mortgage insurer that is in run-off continues to collect premiums and pay claims on its existing insurance business, but no longer writes new insurance. This would increase the risk that the mortgage insurer will fail to pay our claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate.

The already weak financial condition of many of our mortgage insurer counterparties deteriorated at an accelerated pace during the second half of 2011, which increased the significant risk that these counterparties will fail to fulfill their obligations to pay our claims under insurance policies. We evaluate each of our mortgage insurer counterparties individually to determine whether or under what conditions it will remain eligible to insure new mortgages sold to us. However, based on our evaluation, we may impose additional terms and conditions of approval on some of our mortgage insurers, including: limiting the volume and types of loans they may insure for us; requiring them to obtain our consent prior to providing risk sharing arrangements with mortgage lenders; requiring them to meet certain financial conditions, such as maintaining a minimum level of policyholders’ surplus, a maximum risk-to-capital ratio, a maximum combined ratio, or a minimum amount of acceptable liquid assets; or requiring that they secure parental or other capital support agreements.

On July 29, 2011, we notified RMIC that, effective immediately, both RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina (“RMIC-NC”), were suspended nationwide as approved mortgage insurers. We also notified our mortgage sellers and servicers that we would not accept any mortgage loan insured by RMIC or RMIC-NC that is delivered after November 30, 2011, except for refinanced Fannie Mae loans where continuation of the coverage is effected through modification of an existing mortgage insurance certificate. On October 12, 2011, RMIC and RMIC-NC each voluntarily entered into an agreement with their regulator to discontinue writing or assuming any new mortgage guaranty insurance business in all states. RMIC’s parent company has indicated that it is more likely than not that the capital contributed to RMIC by its parent company will “continue on a path toward full depletion in relatively short order.” In January 2012, RMIC’s parent company announced that RMIC has been ordered into supervision by its regulator. Pursuant to the order, effective January 20, 2012, RMIC is paying 50% of all valid claims for an initial period not to exceed one year, with the remaining 50% deferred. It is uncertain when, and if, RMIC’s regulator will allow RMIC to begin paying its deferred claims and/or increase the amount of cash RMIC pays on claims.

Following issuance by the Arizona Department of Insurance of a supervisory order directing PMI and its subsidiary PMI Insurance Co. (“PIC”) to cease offering new commitments for insurance after August 19, 2011 and to cease issuing certificates after September 16, 2011, we notified PMI on August 22, 2011 that, effective immediately, PMI and its subsidiaries, PIC and PMI Mortgage Assurance Co. (“PMAC”), were suspended nationwide as approved mortgage insurers. We simultaneously notified our mortgage sellers and servicers that we would not accept any mortgage loan insured by PMI, PIC or PMAC that is delivered after December 30, 2011, except for refinanced Fannie Mae loans where continuation of the coverage is effected through modification of an existing mortgage insurance certificate.

As reported by PMI, on October 20, 2011, PMI received from its regulator an order under which the regulator now has full possession, management and control of PMI. The regulator is also seeking to place PMI into receivership; PMI’s holding company has consented. As a result, we expect PMI to soon be placed in receivership. Pursuant to the order, effective October 24, 2011, the regulator instituted a partial claim payment plan whereby PMI pays 50% on all valid claims under PMI mortgage guaranty insurance policies and 50% is deferred as a policyholder claim. It is uncertain when, and if, PMI’s regulator will allow PMI to begin paying its deferred policyholder claims and/or increase the amount of cash PMI pays on claims.

Triad ceased issuing commitments for new mortgage insurance and began to run-off its existing business in July 2008. In April 2009, Triad received an order from its regulator that changes the way it will pay all policyholder claims. Under the order, Triad will pay 60% of all valid claims under Triad’s mortgage guaranty insurance policies and defer the remaining 40% by the creation of a deferred payment obligation. Triad began paying claims through this combination of cash and deferred payment obligations in June 2009. When, and if, Triad’s financial position permits, Triad’s regulator will allow Triad to begin paying its deferred payment obligations and/or increase the amount of cash Triad pays on claims.

The claims obligations of RMIC, PMI and Triad have been partially deferred pursuant to orders from their state regulators. State regulators could take additional corrective actions against these companies, including placing them into receivership. While our remaining mortgage insurers have continued to pay claims owed to us in full, there can be no assurance that they will continue do so given their current financial condition. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.

Some mortgage insurers have explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states. We have approved several restructurings so that certain of our mortgage insurer counterparties could continue to write new business in all fifty states. Additionally, mortgage insurers continue to approach us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities.

The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage continues to remain high. In those cases where the mortgage insurer has rescinded coverage, we generally require the seller/servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of December 31, 2011, by the period in which the claim was filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to reach reasonable resolution.

Table 57:    Rescission Rates of Mortgage Insurance Claims

	As of December 31, 2011
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
2010	11%	88%
First half of 2011	6	46
Pool mortgage insurance claim filed in:
2010	13	99
First half of 2011	10	92

(1)	Represents claims filed during the period that have been rescinded as of December 31, 2011, divided by total claims filed during the same period.

(2)

Represents claims filed during the period that have been resolved as of December 31, 2011, divided by the total claims filed during the same period. Claims resolved mainly consist of claims for which we have settled and claims for which coverage has been rescinded by the mortgage insurer.

In 2010, some mortgage insurers disclosed that they entered into agreements with lenders whereby they agreed to waive certain rights to investigate claims for some of the lenders’ insured loans in return for some compensation against loss. These agreements are likely to result in fewer mortgage insurance rescissions for certain groups of loans, but they do not affect our rights to demand repurchase in the event of violations of lender representations and warranties.

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

When we estimate the credit losses that are inherent in our mortgage loan portfolio and under the terms of our guaranty obligations we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparty’s ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves.

The following table displays our estimated benefit from mortgage insurer recoveries. Our valuation allowance for mortgage insurer receivables increased significantly from December 31, 2010 to December 31, 2011 as a result of our determination that our mortgage insurer counterparties’ financial condition has deteriorated.

Table 58:    Estimated Mortgage Insurance Benefit

	As of December 31,
	2011	2010
	(Dollars in millions)
Contractual mortgage insurance benefit(1)	$15,099	$17,507
Less: Collectability adjustment(2)	2,867	1,150

Estimated benefit included in total loss reserves	$12,232	$16,357

(1)	Relates to loans that are individually measured for impairment and those that are collectively reserved.

(2)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.

For loans that are collectively evaluated for impairment, we estimate the portion of our incurred loss that we expect to recover from each of our mortgage insurance counterparties based on the losses that have been incurred, the contractual mortgage insurance coverage, and an estimate of each counterparty’s resources available to pay claims to us. An analysis by our Counterparty Risk division determines whether, based on all the information available to us, any counterparty is considered probable to fail to meet their obligations in the next 30 months. This period is consistent with the amount of time over which claims related to losses incurred today are expected to be paid. If that separate analysis finds a counterparty is probable to fail, we then reserve for the shortfall between incurred claims and estimated resources available to pay claims to us.

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

When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $3.6 billion as of December 31, 2011 and $4.4 billion as of December 31, 2010 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $639 million as of December 31, 2011 and $648 million as of December 31, 2010 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $570 million as of December 31, 2011 and $317 million as of December 31, 2010 in “Other assets.” These mortgage insurance receivables are short-term in nature, having an average duration of approximately six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $5.8 billion during 2011 and $6.4 billion during 2010.

From time to time, we may enter into negotiated transactions with mortgage insurer counterparties pursuant to which we agree to cancel or restructure insurance coverage, in excess of charter requirements, in exchange for a fee. These insurance cancellations and restructurings may provide our counterparties with capital relief and provide us with cash in lieu of future claims that the counterparty may not be able to pay, thereby reducing our future counterparty credit exposure. The cash fees received of $796 million during 2010 are included in our total proceeds amount. Although we did not cancel or restructure any coverage during 2011, we may negotiate additional insurance coverage cancellations or restructurings in 2012.

We generally are required, pursuant to our charter, to obtain credit enhancement on single-family conventional mortgage loans that we purchase or securitize with LTV ratios over 80% at the time of purchase. In connection with Refi Plus, we are generally able to purchase an eligible loan if the loan has mortgage insurance in an amount at least equal to the amount of mortgage insurance that existed on the loan that was refinanced. As a result, these refinanced loans with updated LTV ratios above 80% may have no mortgage insurance or less insurance than we would otherwise require for a loan not originated under this program. In 2011, most mortgage insurance companies lowered their premiums for loans with high credit scores, and FHA implemented a price increase in their annual mortgage insurance premium. Both price changes improved the economics of purchasing private mortgage insurance as compared to purchasing FHA insurance and drove an increase in our acquisition of mortgage loans with LTV ratios over 80%.

Financial Guarantors

We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 59 displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of December 31, 2011, and 2010.

Table 59:    Unpaid Principal Balance of Financial Guarantees

	As of December 31,
	2011	2010
	(Dollars in millions)
Alt-A private-label securities	$1,279	$1,544
Subprime private-label securities	1,398	1,487
Mortgage revenue bonds	4,931	5,264
Other mortgage-related securities	317	347
Non mortgage-related securities	46	172

Total	$7,971	$8,814

The already weak financial condition of most of the non-governmental financial guarantors that provided bond insurance coverage to us continued to deteriorate during 2011, which increased the significant risk that these counterparties will fail to fulfill their obligations to reimburse us for claims under our financial guarantees. From time to time, we may enter into negotiated transactions with financial guarantor counterparties pursuant to which we agree to cancellation of their guaranty in exchange for a cancellation fee. We did not enter into any of these transactions in 2011 or 2010.

With the exception of Ambac Assurance Corporation (“Ambac”), as described below, none of our non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Ambac provided coverage on $3.3 billion, or 41%, of our total non-governmental guarantees, as of December 31, 2011. Based on the stressed financial condition of our non-governmental financial guarantor counterparties, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. We model our securities without assuming the benefit of non-governmental financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of December 31, 2011, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from non-governmental counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary-impairment.

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

We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $31.4 billion as of December 31, 2011 and $25.7 billion as of December 31, 2010.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $12.8 billion as of December 31, 2011 and $15.6 billion as of

December 31, 2010. As of December 31, 2011, 58% of our maximum potential loss recovery on single-family loans was from three lenders and as of December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from the same three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on DUS and non-DUS multifamily loans was $32.1 billion as of December 31, 2011 and $30.3 billion as of December 31, 2010. As of December 31, 2011, 40% of our maximum potential loss recovery on multifamily loans was from three DUS lenders. As of December 31, 2010, 41% of our maximum potential loss recovery on multifamily loans was from the same three DUS lenders.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 46% as of December 31, 2011 and 2010. The percentage of these recourse obligations to lender counterparties rated below investment grade was 26% as of December 31, 2011 and 23% as of December 31, 2010. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 28% as of December 31, 2011 and 31% as of December 31, 2010. Given the stressed financial condition of some of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

As noted above in “Multifamily Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that span the spectrum from large depositories to independent non-bank financial institutions. As of December 31, 2011, approximately 51% of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guarantee from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards. Effective January 2011, we increased the capital requirements for DUS lenders to better align with more recent actual and modeled loss projections. Lenders delivering loans through the DUS program are now required to maintain higher levels of capital.

Custodial Depository Institutions

A total of $66.4 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2011 and a total of $75.4 billion in deposits for single-family payments were received and held by 289 institutions in the month of December 2010. Of these total deposits, 92% as of December 31, 2011 and 2010 were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our ten largest custodial depository institutions held 92% of these deposits as of December 31, 2011 and 93% of these deposits as of December 31, 2010.

If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. In the month of December 2011, approximately $6.1 billion or 9% of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $6.2 billion or 8% in the month of December 2010. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.

Due to the challenging market conditions, several of our custodial depository counterparties experienced ratings downgrades and liquidity constraints. In response, we reduced the aggregate amount of our funds permitted to be held with these counterparties and required more frequent remittances of funds.

Our counterparty exposure relating to principal and interest payments held on our behalf decreased significantly in recent years as a result of (1) the September 2009 adoption of a rule amending the deposit insurance regulations on mortgage servicer accounts to extend coverage on these accounts on a “per borrower” basis; and (2) the Dodd-Frank Act, which permanently increased the amount of federal deposit insurance available to $250,000 per depositor. The Dodd-Frank Act also provides temporary unlimited coverage through December 31, 2012 for noninterest-bearing transaction accounts. We generally use noninterest-bearing transaction accounts for otherwise ineligible custodial depository institutions.

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

Our cash and other investments portfolio, which totaled $113.4 billion as of December 31, 2011, included $48.3 billion of U.S. Treasury securities. We held no unsecured positions as of December 31, 2011. As of December 31, 2010, our cash and other investments portfolio totaled $61.8 billion and included $31.5 billion of U.S. Treasury securities and $10.3 billion of unsecured positions, all of which were short-term deposits with financial institutions that had short-term credit ratings of A-1, P-1, F1 (or equivalent) or higher from S&P’s, Moody’s and Fitch ratings as of December 31, 2010.

We monitor the credit risk position of our cash and other investments portfolio by duration and rating level. In addition, we monitor the financial position and any downgrades of these counterparties. The outcome of our monitoring could result in a range of events, including selling some of these investments. If one of our primary cash and other investments portfolio counterparties fails to meet its obligations to us under the terms of the investments, it could result in financial losses to us and have a material adverse effect on our earnings, liquidity, financial condition and net worth. During 2011, we continued to evaluate the growing uncertainty of the stability of various European economies and financial institutions and as a result of this evaluation, reduced the number of counterparties in our cash and other investments portfolio in those markets and began to lend to remaining counterparties on a secured basis.

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists. For derivative instruments where the right of legal offset does not exist, we calculate the replacement cost of the outstanding derivative contracts in a gain position at the transaction level. The fair value of derivatives in a gain position is included in our consolidated balance sheets in “Other assets.”

We manage our credit exposure by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. We have a collateral management policy with provisions for requiring collateral on interest rate and foreign currency derivative contracts in net gain positions based upon the counterparty’s credit rating by requiring counterparties to post collateral. We analyze counterparty credit exposure on our derivative instruments daily and make collateral calls as appropriate based on the results of internal pricing models and dealer quotes. In the case of a bankruptcy filing by an interest rate or foreign currency derivative counterparty or other default by the counterparty under the derivative contract, we would have the right to terminate all outstanding derivative contracts with that counterparty and may retain collateral previously posted by that counterparty to the extent that we are in a net gain position on the termination date.

Our net counterparty credit exposure on derivatives contracts decreased to $96 million as of December 31, 2011, from $152 million as of December 31, 2010. We had outstanding interest rate and foreign currency derivative transactions with 16 counterparties as of December 31, 2011 and 15 counterparties as of December 31, 2010. Derivatives transactions with 9 of our counterparties accounted for approximately 91% of our total outstanding notional amount as of December 31, 2011, with each of these counterparties accounting for between approximately 7% and 15% of the total outstanding notional amount. As of December 31, 2011, we had outstanding notional amounts and master netting agreements with 16 counterparties.

We expect that, under the Dodd-Frank Act, we will be required in the future to submit certain interest rate swaps for clearing to a derivatives clearing organization. In anticipation of those requirements, we have cleared a small number of new interest rate swap transactions with the Chicago Mercantile Exchange, Inc. (“CME”), a derivatives clearing organization. As a result, we are exposed to the institutional credit risk of CME and its members that execute and submit our transactions for clearing. Our institutional credit risk exposure to the CME or other comparable exchanges or trading facilities, as well as their members, will increase in the future.

See “Note 9, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of December 31, 2011 and 2010, as well as a discussion of our collateral requirements under our derivatives contracts. See “Risk Factors” for a discussion of the impact of decreases in our credit ratings on our collateral obligations under our derivatives contracts.

Mortgage Originators, Investors, and Dealers

We are routinely exposed to pre-settlement risk through the purchase or sale of closed mortgage loans and mortgage-related securities with mortgage originators, mortgage investors, and mortgage dealers. The risk is the possibility that the counterparty will be unable or unwilling to either deliver mortgage assets or compensate us for the cost to cancel or replace the transaction. We manage this risk by determining position limits with these counterparties, based upon our assessment of their creditworthiness, and monitoring and managing these exposures.

Debt Security Dealers

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

Interest Rate Risk Management

Our goal is to manage market risk to be neutral to movements in interest rates and volatility, subject to model constraints and prevailing market conditions. We employ an integrated interest rate risk management strategy that allows for informed risk taking within pre-defined corporate risk limits. Decisions regarding our strategy in managing interest rate risk are based upon our corporate market risk policy and limits that are established by our Chief Market Risk Officer and our Chief Risk Officer and are subject to review and approval by our Board of Directors. Our Capital Markets Group has primary responsibility for executing our interest rate risk management strategy.

We have actively managed the interest rate risk of our “net portfolio,” which is defined below, through the following techniques: (1) asset selection and structuring (that is, by identifying or structuring mortgage assets with attractive prepayment and other risk characteristics); (2) issuing a broad range of both callable and non-callable debt instruments; and (3) using interest-rate derivatives. We have not actively managed or hedged our spread risk, or the impact of changes in the spread between our mortgage assets and debt (referred to as mortgage-to-debt spreads) after we purchase mortgage assets, other than through asset monitoring and disposition. For mortgage assets in our portfolio that we intend to hold to maturity to realize the contractual cash flows, we accept period-to-period volatility in our financial performance attributable to changes in mortgage-to-debt spreads that occur after our purchase of mortgage assets. For more information on the impact that changes in spreads have on the value of the fair value of our net assets, see “Supplemental Non-GAAP Information—Fair Value Balance Sheets.”

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

Our performing mortgage assets consist mainly of single-family and multifamily mortgage loans. For single-family loans, borrowers have the option to prepay at any time before the scheduled maturity date or continue paying until the stated maturity. Given this prepayment option held by the borrower, we are exposed to uncertainty as to when or at what rate prepayments will occur, which affects the length of time our mortgage assets will remain outstanding and the timing of the cash flows related to these assets. This prepayment uncertainty results in a potential mismatch between the timing of receipt of cash flows related to our assets and the timing of payment of cash flows related to our liabilities.

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

Interest Rate Risk Management Strategy

Our strategy for managing the interest rate risk of our net portfolio involves asset selection and structuring of our liabilities to match and offset the interest rate characteristics of our balance sheet. Our strategy consists of the following principal elements:

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

Debt Instruments

Historically, the primary tool we have used to fund the purchase of mortgage assets and manage the interest rate risk implicit in our mortgage assets is the variety of debt instruments we issue. The debt we issue is a mix that typically consists of short- and long-term, non-callable and callable debt. The varied maturities and flexibility of these debt combinations help us in reducing the mismatch of cash flows between assets and liabilities in order to manage the duration risk associated with an investment in long-term fixed-rate assets. Callable debt helps us manage the prepayment risk associated with fixed-rate mortgage assets because the duration of callable debt changes when interest rates change in a manner similar to changes in the duration of mortgage assets. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for additional information on our debt activity.

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

We use interest rate swaps, interest rate options and futures, in combination with our issuance of debt securities, to better match the duration of our assets with the duration of our liabilities. We are generally an end user of derivatives; our principal purpose in using derivatives is to manage our aggregate interest rate risk profile within prescribed risk parameters. We generally only use derivatives that are relatively liquid and straightforward to value. We use derivatives for four primary purposes:

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

Duration Gap

Duration gap measures the price sensitivity of our assets and liabilities to changes in interest rates by quantifying the difference between the estimated durations of our assets and liabilities. Our duration gap analysis reflects the extent to which the estimated maturity and repricing cash flows for our assets are matched, on average, over time and across interest rate scenarios to the estimated cash flows of our liabilities. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities. We disclose duration gap on a monthly basis under the caption “Interest Rate Risk Disclosures” in our Monthly Summary, which is available on our website and announced in a press release.

The sensitivity measures presented in Table 60, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

Our net portfolio market value sensitivity was lower as of December 31, 2011 compared with December 31, 2010 due to a number of factors, including a lower mortgage portfolio balance and the composition of our outstanding debt. During 2011, our total mortgage portfolio balance decreased from $788.8 billion to $708.4 billion as of December 31, 2011. In addition, we issued $256.7 billion in long-term debt during 2011, primarily consisting of callable debt instruments, which hedge both the duration and the prepayment risks of our mortgage assets. See “Liquidity and Capital Management—Liquidity Management—Debt Funding” for additional information on our debt activity. Interest rates also decreased significantly during 2011, which reduced the price sensitivity of our mortgage assets, resulting in a lower market value sensitivity.

In addition, Table 60 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended December 31, 2011 and 2010.

Table 60:    Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of December 31,
	2011	2010
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.3	$(0.8)
-50 basis points	0.1	(0.2)
+50 basis points	(0.1)	(0.2)
+100 basis points	(0.4)	(0.5)
Rate slope shock:
-25 basis points (flattening)	—	(0.1)
+25 basis points (steepening)	0.1	0.1

The duration gap for the three months ended December 31, 2011 averaged zero months and the maximum and minimum gap did not exceed plus or minus one month, which is similar to the results for the three months ended December 31, 2010.

	For the Three Months Ended December 31, 2011
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
	(In months)	Exposure
		(Dollars in billions)
Average	(0.1)	$—	$(0.1)
Minimum	(0.7)	—	(0.2)
Maximum	0.4	—	—
Standard deviation	0.2	—	0.1

	For the Three Months Ended December 31, 2010
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
	(In months)	Exposure
		(Dollars in billions)
Average	0.3	$0.1	$0.3
Minimum	(0.7)	—	—
Maximum	0.9	0.1	0.4
Standard deviation	0.3	—	0.1

(1)	Computed based on changes in LIBOR swap rates.

A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuance, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 61 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

From December 31, 2010 to December 31, 2011, as displayed below in Table 61, debt issuance hedged a majority of the interest rate risk associated with our mortgage-related securities and loans. As displayed in Table 60, derivatives were also used to maintain a low interest rate risk exposure as the average duration gap was zero.

Table 61:    Derivative Impact on Interest Rate Risk (50 Basis Points)

	Before Derivatives	After Derivatives		Effect of Derivatives
	(Dollars in billions)
As of December 31, 2011	$(1.3)		$(0.1)	$1.2
As of December 31, 2010	$(0.9)		$(0.2)	$0.7

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

We provide additional interest rate sensitivities below in Table 62, including separate disclosure of the potential impact on the fair value of our trading assets and our other financial instruments for the periods indicated, from the same hypothetical changes in the level of interest rates as displayed above in Table 60. We also assume a parallel shift in all maturities along the interest rate swap curve in calculating these sensitivities. We believe these interest rate changes represent reasonably possible near-term changes in interest rates over the next twelve months.

Table 62:    Interest Rate Sensitivity of Financial Instruments

	As of December 31, 2011
		Pre-tax Effect on Estimated Fair Value
		Change in Interest Rates (in basis points)
	Estimated Fair Value	-100	-50	+50	+100
	(Dollars in billions)
Trading financial instruments	$74.2	$0.9	$0.4	$(0.4)	$(0.9)
Other financial instruments, net(1)(2)	(221.1)	17.1	8.4	(6.6)	(12.1)

	As of December 31, 2010
		Pre-tax Effect on Estimated Fair Value
		Change in Interest Rates (in basis points)
	Estimated Fair Value	-100	-50	+50	+100
	(Dollars in billions)
Trading financial instruments	$56.9	$0.9	$0.4	$(0.4)	$(0.8)
Other financial instruments, net(1)(2)	(201.1)	10.9	4.1	(3.9)	(6.1)

(1)	Consists of the net of “Guaranty assets” and “Guaranty obligations” reported in our consolidated balance sheets.

(2)	Also consists of the net of all other financial instruments reported in “Note 18, Fair Value.”

Liquidity Risk Management

See “Liquidity and Capital Management—Liquidity Management” for a discussion on how we manage liquidity risk.

Operational Risk Management

Our corporate operational risk framework is based on the OFHEO/FHFA Enterprise Guidance on Operational Risk Management, published September 23, 2008. Our framework is intended to provide a methodology to identify, assess, mitigate, control and monitor operational risks across the company. Included in this framework is a requirement for a system to track and report operational risk incidents. The framework also includes a methodology for business owners to conduct risk and control self assessments to self identify potential operational risks and points of execution failure, the effectiveness of associated controls, and document corrective action plans to close identified deficiencies. The success of our operational risk effort will depend on the consistent execution of the operational risk programs and the timely remediation of high operational risk issues.

We have made a number of enhancements to our operational risk management efforts including our business process focus, policies and framework. To quantify our operational risk exposure, we rely on the Basel Standardized approach, which is based on a percentage of gross income.

See “Risk Factors” for more information regarding our operational risk.

Management of Business Resiliency

Our business resiliency program is designed to provide reasonable assurance for continuity of critical business operations in the event of disruptions caused by the loss of facilities, technology or personnel. Despite the planning, testing and continuous preparation of back up venues that we engage in, a catastrophic event may still result in a significant business disruption.

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

IMPACT OF FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

We identify and discuss the expected impact on our consolidated financial statements of recently issued accounting pronouncements in “Note 1, Summary of Significant Accounting Policies.”

GLOSSARY OF TERMS USED IN THIS REPORT

Terms used in this report have the following meanings, unless the context indicates otherwise.

An “Acquired credit-impaired loan” refers to a loan we have acquired for which there is evidence of credit deterioration since origination and for which it is probable we will not be able to collect all of the contractually due cash flows. We record our net investment in such loans at the lower of the acquisition cost of the loan or the estimated fair value of the loan at the date of acquisition. Typically, loans we acquire from our unconsolidated MBS trusts pursuant to our option to purchase upon default meet these criteria. Because we acquire these loans from our MBS trusts at par value plus accrued interest, to the extent the par value of a loan exceeds the estimated fair value at the time we acquire the loan, we record the related fair value loss as a charge against the “Reserve for guaranty losses.”

“Alt-A mortgage loan” or “Alt-A loan” generally refers to a mortgage loan originated under a lender’s program offering reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that delivered the mortgage loans to us classified the loans as Alt-A based on documentation or other product features. We have loans with some features that are similar to Alt-A mortgage loans that we have not classified as Alt-A because they do not meet our classification criteria. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued.

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

“Charge-off” refers to loan amounts written off as uncollectible bad debts. These loan amounts are removed from our consolidated balance sheet and charged against our loss reserves when the balance is deemed uncollectible, which is generally at foreclosure.

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

“HomeSaver Advance loan” refers to a 15-year unsecured personal loan in an amount equal to all past due payments relating to a borrower’s first-lien mortgage loan, generally up to the lesser of $15,000 or 15% of the unpaid principal balance of the delinquent first-lien loan. The advance is used to bring the first-lien mortgage loan current. This workout option was retired in 2010.

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

“Severity rate” or “loss severity rate” refers to a measure of the amounts that will not be recovered in the event a loan defaults. Severity rates generally reflect charge-offs as a percentage of unpaid principal balance. Additional items may be taken into account in calculating severity rates. For example, the numerator may reflect items such as foreclosed property expenses, taxes and insurance, and expected recoveries from pool insurance, while the denominator may reflect items such as purchased interest, basis, and selling costs.

“Single-class Fannie Mae MBS” refers to Fannie Mae MBS where the investors receive principal and interest payments in proportion to their percentage ownership of the MBS issue.

“Single-family mortgage loan” refers to a mortgage loan secured by a property containing four or fewer residential dwelling units.

“Small balance loans” refers to multifamily loans with an original unpaid balance of up to $3 million nationwide or up to $5 million in high cost markets.

“Subprime mortgage loan” generally refers to a mortgage loan made to a borrower with a weaker credit profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans were originated by one of these specialty lenders or a subprime division of a large lender. We exclude loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We have loans with some features that are similar to subprime mortgage loans that we have not classified as subprime because they do not meet our classification criteria. We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of December 31, 2011, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2011 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of December 31, 2011 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2011 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate the weakness in our disclosure controls and procedures relating to information known to FHFA while we are under conservatorship.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment of our internal control over financial reporting as of December 31, 2011 identified a material weakness, which is described below. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011 or as of the date of filing this report.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011. This report is included below.

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

Management has determined that we had the following material weakness as of December 31, 2011:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2011 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

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

•

FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our 2011 Form 10-K, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the 2011 Form 10-K, and it was not aware of any material misstatements or omissions in the 2011 Form 10-K and had no objection to our filing the Form 10-K.

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

In view of these activities, we believe that our consolidated financial statements for the year ended December 31, 2011 have been prepared in conformity with GAAP.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since September 30, 2011 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Management

•	In the first quarter of 2012, Michael J. Williams, our President and Chief Executive Officer, announced that he will step down from his position when our Board of Directors names a successor.

•

During the fourth quarter of 2011, Gregory A. Fink, Senior Vice President and Controller, was appointed as our principal accounting officer, succeeding David C. Hisey, who stepped down as our Executive Vice President and Deputy Chief Financial Officer in February 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:

We have audited the internal control over financial reporting of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 29, 2012, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of new accounting standards and the Company’s dependence upon the continued support from various agencies of the United States Government, including the United States Department of Treasury and the Company’s conservator and regulator, the Federal Housing Finance Agency.

/s/ Deloitte & Touche LLP

Washington, DC

February 29, 2012

Item 9B.	Other Information

Termination Agreement with Former Deputy Chief Financial Officer

David C. Hisey, our former Executive Vice President and Deputy Chief Financial Officer, left the company on February 24, 2012. We entered into a termination agreement with Mr. Hisey on February 28, 2012, the terms of which were approved by FHFA. The agreement provides that Mr. Hisey will receive $966,625, representing all of his corporate performance-adjusted 2011 deferred pay, in four installments on the same payment dates as other deferred pay recipients. The agreement also provides that Mr. Hisey may elect to receive outplacement services and a subsidy for up to 18 months of medical and dental premiums if he elects COBRA continuation coverage.

The termination agreement provides that Mr. Hisey may not solicit or accept employment with or act in any way, directly or indirectly, to solicit or obtain employment or work for Freddie Mac for a period of 12 months following termination. Under the termination agreement, Mr. Hisey agreed to a general release of the company from all claims relating to his employment with or termination from the company.

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

As discussed in more detail below under “Corporate Governance—Composition of Board of Directors,” FHFA, as conservator, appointed an initial group of directors to our Board following our entry into conservatorship, delegated to the Board the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship. The Nominating and Corporate Governance Committee evaluates the qualifications of individual directors on an annual basis. In its assessment of current directors and evaluation of potential candidates for director, the Nominating and Corporate Governance Committee considers, among other things, whether the Board as a whole possesses meaningful experience, qualifications and skills in the following subject areas: business; finance; capital markets; accounting; risk management; public policy; mortgage lending, real estate, low-income housing and/or homebuilding; and the regulation of financial institutions. See “Corporate Governance—Composition of Board of Directors” below for further information on the factors the Nominating and Corporate Governance Committee considers in evaluating and selecting board members.

Dennis R. Beresford, 73, has served as Ernst & Young Executive Professor of Accounting at the J.M. Tull School of Accounting, Terry College of Business, University of Georgia since 1997. From 1987 to 1997, Mr. Beresford served as Chairman of the Financial Accounting Standards Board, or FASB, the designated organization in the private sector for establishing standards of financial accounting and reporting in the U.S. From 1961 to 1986, Mr. Beresford was with Ernst & Young LLP, including ten years as a Senior Partner and National Director of Accounting. In addition, Mr. Beresford served on the SEC Advisory Committee on Improvements to Financial Reporting. Mr. Beresford is currently a member of the Board of Directors of Legg Mason, Inc., where he serves as Chairman of the Audit Committee and as a member of the Finance and Risk Committees. He also serves as a member of the Standing Advisory Group of the Public Company Accounting Oversight Board. He previously was a member of the Board of Directors of Kimberly-Clark Corporation from November 2002 to April 2011, where he served as Chairman of the Audit Committee. He also previously was a member of the Board of Directors of MCI, Inc. from July 2002 to January 2006, where he served as Chairman of the Audit Committee. Mr. Beresford is a certified public accountant. Mr. Beresford initially became a Fannie Mae director in May 2006, before we were put into conservatorship, and FHFA appointed Mr. Beresford to Fannie Mae’s Board in December 2008. Mr. Beresford serves as Chair of the Audit Committee and is also a member of the Compensation Committee and the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Beresford should serve as a director due to his extensive experience in accounting, finance, business and risk management, which he gained in the positions described above. Mr. Beresford has reached the mandatory retirement age for members of the Board of Directors and, accordingly, his last day as a member of the Board is February 29, 2012.

William Thomas Forrester, 63, served as Chief Financial Officer of The Progressive Corporation from 1999 until his retirement in March 2007, and served in a variety of senior financial and operating positions with Progressive prior to that time. Prior to joining The Progressive Corporation in 1984, Mr. Forrester was with Price Waterhouse LLP, a major public accounting firm, from 1976 to 1984. Mr. Forrester is currently a member of the Board of Directors and Chairman of the Audit Committee of The Navigators Group, Inc. He also serves on the Finance Committee and Compensation Committee of The Navigators Group, Inc. Mr. Forrester is also currently a member of the Board of Directors of Alterra Capital Holdings Limited, where he serves on the Audit and Risk Management Committee and the Underwriting Committee. He previously was a member of the Board of Directors of Axis Capital Holdings Limited from December 2003 to May 2006, where he served as Chairman of the Audit Committee. Mr. Forrester has been a Fannie Mae director since December 2008. Mr. Forrester serves as a member of both the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Forrester will serve as Chair of the Audit Committee following Mr. Beresford’s retirement on February 29, 2012.

The Nominating and Corporate Governance Committee concluded that Mr. Forrester should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.

Brenda J. Gaines, 62, served as President and Chief Executive Officer of Diners Club North America, a subsidiary of Citigroup, from October 2002 until her retirement in April 2004. She served as President, Diners Club North America, from February 1999 to September 2002. From 1988 until her appointment as President, she held various positions within Diners Club North America, Citigroup and Citigroup’s predecessor corporations. She also served as Deputy Chief of Staff for the Mayor of the City of Chicago from 1985 to 1987 and as Chicago Commissioner of Housing from 1983 to 1985. Ms. Gaines also has over 12 years of experience with the Department of Housing and Urban Development, including serving as Deputy Regional Administrator from 1980 to 1981. Ms. Gaines is currently a member of the Board of Directors of Office Depot, Inc., where she serves as a member of both the Audit Committee and the Corporate Governance and Nominating Committee. Ms. Gaines is also a member of the Board of Directors of AGL Resources Inc., where she serves as a member of both the Audit Committee and the Nominating, Governance and Corporate Responsibility Committee, and Tenet Healthcare Corporation, where she serves as a member of both the Compensation Committee and the Quality, Compliance & Ethics Committee. She previously was a member of the Board of Directors of NICOR, Inc. from April 2006 to December 2011, where she served on the Corporate Governance Committee. She also previously was a member of the Board of Directors of CNA Financial Corporation from October 2004 to May 2007, where she served as a member and Chair of the Audit Committee. Ms. Gaines initially became a Fannie Mae director in September 2006, before we were put into conservatorship, and FHFA appointed Ms. Gaines to Fannie Mae’s Board in December 2008. Ms. Gaines serves as Chair of the Compensation Committee and is also a member of the Audit Committee and the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Ms. Gaines should continue to serve as a director due to her extensive experience in business, finance, accounting, risk management, public policy matters, mortgage lending, low-income housing, and the regulation of financial institutions, which she gained in the positions described above.

Charlynn Goins, 69, served as Chairperson of the Board of Directors of New York City Health and Hospitals Corporation from June 2004 to October 2008. She also served on the Board of Trustees of The Mainstay Funds, New York Life Insurance Company’s retail family of funds, from June 2001 through July 2006 and on the Board of Directors of The Community’s Bank from February 2001 through June 2004. Ms. Goins also was a Senior Vice President of Prudential Financial, Inc. (formerly, Prudential Securities, Inc.) from 1990 to 1997. Ms. Goins serves as the Chairperson of the New York Community Trust. She also serves as a director and a member of the Organization and Compensation Committee of AXA Financial Inc. She is also a director of AXA Equitable, MONY Life and MONY Life of America, which are subsidiaries of AXA Financial Inc. Ms. Goins is an attorney. Ms. Goins has been a Fannie Mae director since December 2008. Ms. Goins serves as Chair of the Nominating and Corporate Governance Committee and is also a member of the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Ms. Goins should continue to serve as a director due to her extensive experience in business, finance, public policy matters, and the regulation of financial institutions, which she gained in the positions described above.

Frederick B. “Bart” Harvey III, 62, retired in March 2008 from his role as chairman of the Board of Trustees of Enterprise Community Partners and Enterprise Community Investment, providers of development capital and technical expertise to create affordable housing and rebuild communities. Enterprise is a national non-profit that raises funds from the private sector to finance homes primarily for low and very low income people. Enterprise has also pioneered “green” affordable housing with its EnterpriseGreen Communities initiative. Mr. Harvey was Enterprise’s chief executive officer from 1993 to 2007. He joined Enterprise in 1984, and a year later became vice chairman. Before joining Enterprise, Mr. Harvey served for 10 years in various domestic and international positions with Dean Witter Reynolds (now Morgan Stanley), leaving as Managing Director of Corporate Finance. Mr. Harvey was a member of the Board of Directors of the Federal Home Loan Bank of Atlanta from 1996 to 1999, a director of the National Housing Trust from 1990 to 2008, and also served as an executive committee member of the National Housing Conference from 1999 to 2008. Mr. Harvey initially became a Fannie Mae director in August 2008, before we were put into conservatorship, and FHFA appointed Mr. Harvey to Fannie Mae’s Board in December 2008. Mr. Harvey serves as a member of the Nominating and Corporate Governance Committee and the Risk Policy and Capital Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Harvey should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management, public policy matters, mortgage lending, low-income housing and homebuilding, which he gained in the positions described above.

Robert H. Herz, 58, serves as President of Robert H. Herz LLC, providing consulting services on financial reporting and other matters. He also serves as a senior advisor to and as a member of the Advisory Board of WebFilings LLC, a provider of financial reporting software. From July 2002 to September 2010, Mr. Herz was Chairman of the Financial Accounting Standards Board, or FASB. He was also a part-time member of the International Accounting Standards Board, or IASB, from January 2001 to June 2002. He was a partner in PricewaterhouseCoopers LLP from 1985 until his retirement in 2002. He serves on the Accounting Standards Oversight Council of Canada, as a member of the Standing Advisory Group of the Public Company Accounting Oversight Board, on the Leadership Board of the Manchester Business School in England, on the Advisory Council of AccountAbility.org, as Trustee of the Kessler Foundation, and as an executive in residence at the Columbia Business School. Mr. Herz has been a Fannie Mae director since June 2011. Mr. Herz is a member of both the Audit Committee and the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Herz should continue to serve as a director due to his extensive experience in accounting, business, finance, capital markets and risk management, which he gained in the positions described above.

Philip A. Laskawy, 70, retired from Ernst & Young in September 2001, after having held several positions during his employment there from 1961 to 2001, including serving as Chairman and Chief Executive Officer from 1994 until his retirement in September 2001. Mr. Laskawy currently serves on the Boards of Directors of General

Motors Corporation, Henry Schein, Inc., Lazard Ltd. and Loews Corporation. He is a member of the Audit Committee of each of these companies, including Chairman of the Audit Committee of both General Motors Corporation and Lazard Ltd. He is also Chair of the Nominating and Governance Committee and a member of the Strategic Advisory Committee at Henry Schein, Inc. and a member of the Finance & Risk Committee at General Motors Corporation. Mr. Laskawy previously was a member of the Board of Directors of The Progressive Corporation (from 2001 through December 2007) and Discover Financial Services (from June 2007 through September 2008). He served as Chairman of the Audit Committee at each of these companies. Mr. Laskawy initially became a director and Chairman of Fannie Mae’s Board in September 2008. Mr. Laskawy is Chair of the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Laskawy should continue to serve as a director due to his extensive experience in business, finance, accounting and risk management, which he gained in the positions described above.

Egbert L. J. Perry, 56, is the Chairman and Chief Executive Officer of The Integral Group LLC. Founded in 1993 by Mr. Perry, Integral is a real estate advisory, investment management and development company based in Atlanta. Mr. Perry has over 29 years experience as a real estate professional, including work in urban development, developing and investing in mixed-income, mixed-use communities, affordable/work force housing and commercial real estate projects in markets across the country. Mr. Perry currently serves as Chair of the Board of Directors of Atlanta Life Financial Group, where he serves as a member of the Audit Committee, as Chair of the Advisory Board of the Penn Institute for Urban Research and as a trustee of the University of Pennsylvania and Children’s Healthcare of Atlanta. Mr. Perry served from 2002 through 2008 as a director of the Federal Reserve Bank of Atlanta. Mr. Perry has been a Fannie Mae director since December 2008. Mr. Perry is a member of both the Compensation Committee and the Risk Policy and Capital Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Perry should continue to serve as a director due to his extensive experience in business, finance, accounting, mortgage lending, real estate, low-income housing and homebuilding, which he gained in the positions described above.

Jonathan Plutzik, 57, has served as Chairman of Betsy Ross Investors, LLC since August 2005. He also has served as President of the Jonathan Plutzik and Lesley Goldwasser Family Foundation Inc. and as Chairman of the Coro New York Leadership Center since January 2003. Mr. Plutzik served as Non-Executive Chairman of the Board of Directors at Firaxis Games from June 2002 to December 2005. Before that, he served from 1978 to June 2002 in various positions with Credit Suisse First Boston, retiring in June 2002 from his role as Vice Chairman. Mr. Plutzik has been a Fannie Mae director since November 2009. Mr. Plutzik is a member of both the Compensation Committee and the Risk Policy and Capital Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Plutzik should continue to serve as a director due to his extensive experience in business, finance, capital markets, risk management and the regulation of financial institutions, which he gained in the positions described above.

David H. Sidwell, 58, served as Executive Vice President and Chief Financial Officer of Morgan Stanley from March 2004 to October 2007, when he retired. From 1984 to March 2004, Mr. Sidwell worked for JPMorgan Chase & Co. in a variety of financial and operating positions, most recently as Chief Financial Officer of JPMorgan Chase’s investment bank from January 2000 to March 2004. Prior to joining JP Morgan in 1984, Mr. Sidwell was with Price Waterhouse LLP, a major public accounting firm, from 1975 to 1984. Mr. Sidwell serves as a Trustee of the International Accounting Standards Committee Foundation. Mr. Sidwell is currently a member of the Board of Directors and Senior Independent Director of UBS AG, where he serves as Chair of the Risk Committee and a member of the Governance & Nominating Committee. He previously was a member of the Board of Directors of MSCI Inc. from November 2007 through September 2008, where he served as Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Sidwell has been a Fannie Mae director since December 2008. Mr. Sidwell is Chair of the Risk Policy and Capital Committee and a member of the Compensation Committee and the Executive Committee.

The Nominating and Corporate Governance Committee concluded that Mr. Sidwell should continue to serve as a director due to his extensive experience in business, finance, capital markets, accounting, risk management and the regulation of financial institutions, which he gained in the positions described above.

Michael J. Williams, 54, has been President and Chief Executive Officer of Fannie Mae since April 2009. He previously served as Fannie Mae’s Executive Vice President and Chief Operating Officer from November 2005 to April 2009. Mr. Williams also served as Fannie Mae’s Executive Vice President for Regulatory Agreements and Restatement from February 2005 to November 2005, as President—Fannie Mae eBusiness from July 2000 to February 2005 and as Senior Vice President—e-commerce from July 1999 to July 2000. Prior to this, Mr. Williams served in various roles in the Single-Family and Corporate Information Systems divisions of Fannie Mae. Mr. Williams joined Fannie Mae in 1991. Mr. Williams has been a Fannie Mae director since April 2009. He is a member of the Executive Committee. In January 2012, Mr. Williams notified the company that he will step down from his position as President and Chief Executive Officer and as a member of the Board of Directors when a new President and Chief Executive Officer is appointed.

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

Fannie Mae’s bylaws provide that each director holds office for the term for which he or she was elected or appointed and until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office in accordance with applicable law or regulation, whichever occurs first. Under the Charter Act, each director is elected or appointed for a term ending on the date of our next annual shareholders’ meeting. As noted above, however, the conservator appointed the initial directors to our Board, delegated to the Board the authority to appoint directors to subsequent vacancies subject to conservator review, and defined the term of service of directors during conservatorship.

FHFA’s examination guidance for corporate governance and our Corporate Governance guidelines include a term limit for board members, which provides that a board member may not serve on the Board for more than 10 years or past the age of 72, whichever comes first. The Director of FHFA may waive the term limit for good cause, and has waived the term limit for Mr. Beresford through the date of Fannie Mae’s filing of its Form 10-K for the year ended December 31, 2011. Accordingly, in accordance with the term limit requirement, Mr. Beresford’s last day as a member of the Board is February 29, 2012.

Under the Charter Act, our Board shall at all times have as members at least one person from each of the homebuilding, mortgage lending and real estate industries, and at least one person from an organization that has represented consumer or community interests for not less than two years or one person who has demonstrated a career commitment to the provision of housing for low-income households. It is the policy of the Board that a substantial majority of Fannie Mae’s directors will be independent, in accordance with the standards adopted by the Board. In addition, our Corporate Governance guidelines provide that the Board, as a group, must be knowledgeable in business, finance, capital markets, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to the safe and sound operation of Fannie Mae. In addition to expertise in the areas noted above, our Corporate Governance Guidelines specify that the Nominating and Corporate Governance Committee will seek out Board members who possess the highest personal values, judgment, and integrity, and who have an understanding of the regulatory and policy environment in which Fannie Mae does business. The Committee also considers whether a prospective candidate for the Board has the ability to attend meetings and fully participate in the activities of the Board.

The Nominating and Corporate Governance Committee also considers diversity when evaluating the composition of the Board. Our Corporate Governance Guidelines specify that the Nominating and Corporate Governance Committee is committed to considering minorities, women and individuals with disabilities in the identification and evaluation process of prospective candidates. The Guidelines also specify that the Committee will seek out Board members who represent diversity in ideas, perspectives, gender, race, and disability. These provisions of our Corporate Governance Guidelines implement FHFA regulations that require the company to implement and maintain policies and procedures that, among other things, encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board.

The Nominating and Corporate Governance Committee evaluates the qualifications and performance of current directors on an annual basis. Factors taken into consideration by the Committee in making this evaluation include:

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

Information regarding the particular experience, qualifications, attributes and skills of each of our current directors is provided above under “Directors.”

Board Leadership Structure

We have had a non-executive Chairman of the Board since 2004. FHFA examination guidance and our Corporate Governance Guidelines require separate Chairman of the Board and Chief Executive Officer positions and require that the Chairman of the Board be an independent director. Our Board is also structured so that all but one of our directors, our Chief Executive Officer, are independent. A non-executive Chairman structure enables non-management directors to raise issues and concerns for Board consideration without immediately involving management and is consistent with the Board’s emphasis on independent oversight, as well as our conservator’s directives.

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

Corporate Governance Information, Committee Charters and Codes of Conduct

Our Corporate Governance Guidelines, as well as the charters for our Board’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Policy and Capital Committee, are posted on our Web site, www.fanniemae.com, under “Governance” in the “About Us” section of our Web site. Our Executive Committee does not have a written charter. The responsibilities, duties and authorities of the Executive Committee are set forth in our bylaws, which are also posted on our Web site, www.fanniemae.com, under “Governance” in the “About Us” section of our Web site.

We have a Code of Conduct that is applicable to all officers and employees and a Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors. Our Code of Conduct also serves as the code of ethics for our Chief Executive Officer and senior financial officers required by the Sarbanes-Oxley Act of 2002 and implementing regulations of the SEC. We have posted these codes on our Web site, www.fanniemae.com, under “Governance” in the “About Us” section of our Web site. We intend to disclose any changes to or waivers from these codes that apply to any of our executive officers or directors by posting this information on our Web site.

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

Audit Committee Membership

Our Board has a standing Audit Committee consisting of Mr. Beresford, who is the Chair, Mr. Forrester, Ms. Gaines and Mr. Herz, all of whom are independent under the requirements of independence set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), Fannie Mae’s Corporate Governance Guidelines and other SEC rules and regulations applicable to audit committees. The Board has determined that Mr. Beresford, Mr. Forrester, Ms. Gaines and Mr. Herz each have the requisite experience to qualify as an “audit committee financial expert” under the rules and regulations of the SEC and has designated each of them as such. Mr. Beresford’s last day as a member of the Board is February 29, 2012. Following Mr. Beresford’s retirement, Mr. Forrester will serve as Chair of the Audit Committee.

Executive Sessions

Our non-management directors meet regularly in executive sessions without management present. Our Board of Directors reserves time for executive sessions at every regularly scheduled Board meeting. The non-executive Chairman of the Board, Mr. Laskawy, presides over these sessions.

Communications with Directors or the Audit Committee

Interested parties wishing to communicate any concerns or questions about Fannie Mae to the non-executive Chairman of the Board or to our non-management directors individually or as a group may do so by electronic mail addressed to “board@fanniemae.com,” or by U.S. mail addressed to Board of Directors, c/o Office of the Corporate Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue NW, Washington, DC 20016-2892. Communications may be addressed to a specific director or directors, including Mr. Laskawy, the Chairman of the Board, or to groups of directors, such as the independent or non-management directors.

Interested parties wishing to communicate with the Audit Committee regarding accounting, internal accounting controls or auditing matters may do so by electronic mail addressed to “auditcommittee@fanniemae.com,” or by U.S. mail addressed to Audit Committee, c/o Office of the Corporate Secretary, Fannie Mae, Mail Stop 1H-2S/05, 3900 Wisconsin Avenue NW, Washington, DC 20016-2892.

The Office of the Corporate Secretary is responsible for processing all communications to a director or directors. Communications that are deemed by the Office of the Corporate Secretary to be commercial solicitations, ordinary course customer inquiries or complaints, incoherent or obscene are not forwarded to directors.

Director Nominations; Shareholder Proposals

During the conservatorship, FHFA, as conservator, has all powers of the shareholders and Board of Directors of Fannie Mae. As a result, under the GSE Act, Fannie Mae’s common shareholders no longer have the ability to recommend director nominees or elect the directors of Fannie Mae or bring business before any meeting of shareholders pursuant to the procedures in our bylaws. We currently do not plan to hold an annual meeting of shareholders in 2012. For more information on the conservatorship, refer to “Business—Conservatorship and Treasury Agreements—Conservatorship.”

EXECUTIVE OFFICERS

Our current executive officers who are not also members of the Board of Directors are listed below. They have provided the following information about their principal occupation, business experience and other matters.

Kenneth J. Bacon, 57, has been Executive Vice President—Multifamily (formerly, Housing and Community Development) since July 2005 and was interim head of Housing and Community Development from January 2005 to July 2005. He was Senior Vice President—Multifamily Lending and Investment from May 2000 to January 2005, and Senior Vice President—American Communities Fund from October 1999 to May 2000. From August 1998 to October 1999 he was Senior Vice President of the Community Development Capital Corporation. He was Senior Vice President of Fannie Mae’s Northeastern Regional Office in Philadelphia from May 1993 to August 1998. Mr. Bacon was a director of the Fannie Mae Foundation from January 1995 until it was dissolved in June 2009. He was Vice Chairman of the Fannie Mae Foundation from January 2005 to September 2008 and was Chairman from September 2008 to June 2009. Mr. Bacon is a director of Comcast Corporation and the Corporation for Supportive Housing. He is a member of the Executive Leadership Council. Mr. Bacon plans to leave the company in March 2012.

David C. Benson, 52, has been Executive Vice President—Capital Markets since April 2009. He also served as Treasurer from June 2010 to January 2012. Mr. Benson previously served as Fannie Mae’s Executive Vice President—Capital Markets and Treasury from August 2008 to April 2009, as Fannie Mae’s Senior Vice President and Treasurer from March 2006 to August 2008, and as Fannie Mae’s Vice President and Assistant Treasurer from June 2002 to February 2006. Prior to joining Fannie Mae in 2002, Mr. Benson was Managing Director in the fixed income division of Merrill Lynch & Co. From 1988 through 2002, he served in several capacities at Merrill Lynch in the areas of risk management, trading, debt syndication and e-commerce based in New York and London.

Andrew J. Bon Salle, 46, has been Senior Vice President and Head of Underwriting and Pricing since May 2011. Mr. Bon Salle previously served as Fannie Mae’s Senior Vice President—Capital Markets from March 2006 to May 2011, and as Fannie Mae’s Vice President—Portfolio Management from November 2000 to February 2006. Mr. Bon Salle held the positions of Director, Finance from December 1996 to November 2000 and of Manager, Early Funding Programs from March 1994 to December 1996. Mr. Bon Salle joined Fannie Mae in September 1992 as a senior capital markets analyst.

Terence W. Edwards, 56, has been Executive Vice President—Credit Portfolio Management since September 2009, when he joined Fannie Mae. Prior to joining Fannie Mae, Mr. Edwards served as the President and Chief Executive Officer of PHH Corporation, a leading outsource provider of mortgage and fleet management services, from January 2005 to June 2009. Mr. Edwards was also a member of the Board of Directors of PHH Corporation from January 2005 through June 2009. Prior to PHH Corporation’s spin-off from Cendant Corporation (now known as Avis Budget Group, Inc.) in January 2005, Mr. Edwards served as President and Chief Executive Officer of Cendant Mortgage Corporation (now known as PHH Mortgage Corporation), a subsidiary of Cendant Corporation, beginning in February 1996. Mr. Edwards had previously served in other executive roles at PHH Corporation, which he joined in 1980.

Jeffery R. Hayward, 56, has been Senior Vice President and Head of Multifamily since January 2012. Mr. Hayward has served in various roles at Fannie Mae for nearly 25 years. He previously served as Fannie Mae’s Senior Vice President—National Servicing Organization from April 2010 to January 2012. He also served as Senior Vice President of Community Lending in Fannie Mae’s Multifamily division from May 2004 to April 2010. Prior to that time, Mr. Hayward served as both a Senior Vice President and a Vice President in Fannie Mae’s Single-Family division, including as Senior Vice President in the National Business Center from November 2001 to May 2004, as Vice President for Single-Family Business Strategy from November 1999 to November 2001, as Vice President for Asset Management Services from August 1998 to November 1999 and as Vice President for Quality Control and Operations from January 1996 to August 1998. Mr. Hayward also served as Vice President for Risk Management from June 1993 to January 1996. Before that, he served as Director, Loan Acquisition from October 1992 to June 1993, as Director, Marketing from December 1989 to September 1992, and as Senior Negotiator from July 1988 to December 1989. Mr. Hayward joined the company in April 1987 as a senior MBS representative.

Linda K. Knight, 62, has served as the Executive Vice President leading Fannie Mae’s operating plan since September 2010. Since January 2011, Ms. Knight has also led the Strategy, Execution & Transformation business unit. Ms. Knight also led the Financial Planning & Analysis business unit from January 2011 to July 2011. Ms. Knight served as Executive Vice President—Mortgage-Backed Securities and Pricing from June 2010 to September 2010, and she served as Executive Vice President and Treasurer from April 2009 to June 2010. Ms. Knight previously served as Executive Vice President—Enterprise Operations & Securities from November 2008 to April 2009. Ms. Knight was responsible for securities operations from August 2008 to September 2010. She was responsible for enterprise operations from April 2007 to April 2009, except for a period from August 2008 to September 2008. Ms. Knight served under the title Executive Vice President—Securities from August to November 2008 and as Executive Vice President—Enterprise Operations from April 2007 until August 2008. Previously, Ms. Knight served as Executive Vice President—Capital Markets from March 2006 to April 2007. Before that, she served as Senior Vice President and Treasurer from February 1993 to March 2006, and Vice President and Assistant Treasurer from November 1986 to February 1993. Ms. Knight held the position of Director, Treasurer’s Office from November 1984 to November 1986. Ms. Knight joined Fannie Mae in August 1982 as a senior market analyst. Ms. Knight plans to leave the company in March 2012.

Timothy J. Mayopoulos, 52, has been Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary since September 2010. Mr. Mayopoulos was Executive Vice President, General Counsel and Corporate Secretary from April 2009 to September 2010. Before joining Fannie Mae, Mr. Mayopoulos was Executive Vice President and General Counsel of Bank of America Corporation from January 2004 to December 2008. He was Managing Director and General Counsel, Americas of Deutsche Bank AG’s Corporate and Investment Bank from January 2002 to January 2004. He was Managing Director and Senior Deputy General Counsel, Americas of Credit Suisse First Boston from November 2000 to May 2001, and Managing Director and Associate General Counsel of Donaldson, Lufkin & Jenrette, Inc. from May 1996 to November 2000. Mr. Mayopoulos was previously in private law practice at Davis Polk & Wardwell and served in the Office of the Independent Counsel during the Whitewater investigation.

Susan R. McFarland, 51, has served as Executive Vice President and Chief Financial Officer since July 2011. Prior to joining Fannie Mae, she served as Executive Vice President, Finance and Principal Accounting Officer of Capital One Financial Corporation from March 2011 to July 2011. She served as Capital One’s Executive Vice President and Controller from March 2004 to March 2011, and as Chief Financial Officer of various lines of business at Capital One prior to that time. Prior to joining Capital One, she was with Bank One and its predecessor bank from 1986 to 2002, most recently as the Chief Financial Officer of the Retail Bank. She started her career with Deloitte & Touche.

John R. Nichols, 49, has been Executive Vice President and Chief Risk Officer since August 2011. Mr. Nichols previously served as Senior Vice President and Interim Chief Risk Officer from March 2011 to August 2011. He also served as Senior Vice President and Capital Markets Chief Risk Officer from November 2010 to June 2011. Prior to joining Fannie Mae, Mr. Nichols was Managing Director for BlackRock from February 2005 to October 2010.

Zachary Oppenheimer, 52, has been Senior Vice President and Head of Customer Engagement since May 2011. Mr. Oppenheimer previously served as Fannie Mae’s Senior Vice President and Chief Acquisition Officer from August 2009 to May 2011, and as Senior Vice President, Single-Family Mortgage Business from November 1998 through August 2009. Mr. Oppenheimer was Vice President of Marketing from April 1991 through November 1998. He held the positions of Director, Sales and Marketing from June 1988 to April 1991, of Director, MBS from May 1987 to June 1988, of MBS Manager from August 1985 to May 1987, and of Senior Sales Representative from October 1984 to August 1985. Mr. Oppenheimer joined Fannie Mae in August 1983 as an associate quality control representative.

Michael A. Shaw, 64, has been Executive Vice President and Chief Credit Officer since April 2009. Mr. Shaw previously served as Executive Vice President and Enterprise Risk Officer from November 2008 to April 2009, and as Executive Vice President and Chief Risk Officer from August 2008 to November 2008. Prior to that time, Mr. Shaw served as Senior Vice President—Credit Risk Oversight beginning in April 2006, when he joined Fannie Mae. Prior to that time, Mr. Shaw was employed at JPMorgan Chase & Co., where he served as Senior Credit Executive from 2004 to 2006, as Senior Risk Executive, Policy, Reporting, Analytics and Finance during 2004 and as Senior Credit Executive—Consumer, Chase Financial Services from 2003 to 2004. Prior to joining JP Morgan, Mr. Shaw held senior risk positions at GE Capital and a subsidiary from 1997 to 2003. Mr. Shaw previously served in several senior risk positions at Citigroup Inc., which he joined in 1972.

Edward G. Watson, 50, has been Executive Vice President—Operations and Technology, since April 2009, when he joined Fannie Mae. Mr. Watson has more than 25 years of experience in the financial services industry. Prior to joining Fannie Mae, Mr. Watson held a variety of positions with Citigroup Inc., a global diversified financial services holding company. From April 2004 to April 2008, he was Global Head, Capital Markets Operations and Institutional Clients Group Business Services. Before that, he served in a series of senior finance positions, including as Chief Financial Officer of Citigroup International, the European Investment Bank, and of Global Investment Management. Upon joining Citigroup in 1994, Mr. Watson led the effort to build the infrastructure for a start-up interest rate and equity over-the-counter derivatives business, which he ran until 1998.

Under our bylaws, each executive officer holds office until his or her successor is chosen and qualified or until he or she dies, resigns, retires or is removed from office, whichever occurs first.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers file with the SEC reports on their ownership of our stock and on changes in their stock ownership. Based on a review of forms filed during 2011 or with respect to 2011 and on written representations from our directors and officers, we believe that all of our directors and officers timely filed all required reports and reported all transactions reportable during 2011.

Item 11.	Executive Compensation

The information required by this item will be included in an amendment to this annual report on Form 10-K filed on or before April 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2011 with respect to shares of common stock that may be issued under our existing equity compensation plans. At this time, we are prohibited from issuing new stock without the prior written consent of Treasury under the terms of the senior preferred stock purchase agreement, other than as required by the terms of any binding agreement in effect on the date of the senior preferred stock purchase agreement, including as required by the terms of outstanding stock options and restricted stock units.

Equity Compensation Plan Information

	As of December 31, 2011
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column) (#)
Equity compensation plans approved by stockholders	3,143,029	(1)	$72.34	(2)	41,110,196	(3)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A

Total	3,143,029		$72.34		41,110,196

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

(3)

This number of shares consists of 11,960,258 shares available under the 1985 Employee Stock Purchase Plan and 29,149,938 shares available under the Stock Compensation Plan of 2003 that may be issued as restricted stock, stock bonuses, stock options or in settlement of restricted stock units, performance share program awards, stock appreciation rights or other stock-based awards. No more than 1,433,784 of the shares issuable under the Stock Compensation Plan of 2003 may be issued as restricted stock or restricted stock units vesting in full in fewer than three years, performance shares with a performance period of less than one year or bonus shares subject to similar vesting provisions or performance periods.

Beneficial Ownership

The following table shows the beneficial ownership of our common stock by each of our current directors and the named executives, and all current directors and executive officers as a group, as of February 15, 2012, unless otherwise indicated. As of that date, no director or named executive, nor all directors and current executive officers as a group, owned as much as 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(1)
Name and Position	Common Stock Beneficially Owned Excluding Stock Options	Stock Options Exercisable or Other Shares Obtainable Within 60 Days of February 15, 2012(2)	Total Common Stock Beneficially Owned
David C. Benson	14,966	53,927	68,893
Executive Vice President—Capital Markets
Dennis R. Beresford	4,719	0	4,719
Director
Terence W. Edwards	0	0	0
Executive Vice President—Credit Portfolio Management
W. Thomas Forrester	0	0	0
Director
Brenda J. Gaines	487	0	487
Director
Charlynn Goins	0	0	0
Director
Frederick Barton Harvey, III	0	0	0
Director
Robert H. Herz	0	0	0
Director
David C. Hisey	4,649	10,000	14,649
Executive Vice President and Deputy Chief Financial Officer
Philip A. Laskawy	0	0	0
Chairman of the Board
Timothy J. Mayopoulos	0	0	0
Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Susan R. McFarland	0	0	0
Executive Vice President and Chief Financial Officer
Egbert L. J. Perry	0	0	0
Director
Jonathan Plutzik	0	0	0
Director
David H. Sidwell	0	0	0
Director
Michael J. Williams(3)	239,744	139,089	378,833
President and Chief Executive Officer
All directors and current executive officers as a group (24 persons)(4)	478,235	373,848	852,083

(1)

Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of common stock beneficially owned by each person and the percentage owned. Holders of stock options have no investment or voting power over the shares issuable upon the exercise of the options until the options are exercised.

(2)	These shares are issuable upon the exercise of outstanding stock options, except for 1,373 shares of deferred stock held by Mr. Williams, which he could obtain within 60 days in certain circumstances.

(3)	Mr. Williams’ shares include 81,541 shares held jointly with his spouse and 700 shares held by his daughter.

(4)

The amount of shares held by all directors and current executive officers as a group includes 748 shares of stock held by their family members. The beneficially owned total includes 1,373 shares of deferred stock.

The following table shows the beneficial ownership of our common stock by each holder of more than 5% of our common stock as of February 15, 2012.

5% Holders	Common Stock Beneficially Owned		Percent of Class
Department of the Treasury	Variable	(1)	79.9%
1500 Pennsylvania Avenue, NW., Room 3000 Washington, DC 20220

(1)

In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of February 29, 2012, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

POLICIES AND PROCEDURES RELATING TO TRANSACTIONS WITH RELATED PERSONS

We review transactions in which Fannie Mae is a participant and in which any of our directors or executive officers or their immediate family members has an interest to determine whether any of those persons has a material interest in the transaction. Our current written policies and procedures for the review, approval or ratification of transactions with related persons that are required to be reported under Item 404(a) of Regulation S-K are set forth in our:

•	Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors;

•	Nominating and Corporate Governance Committee Charter;

•	Board of Directors’ delegation of authorities and reservation of powers;

•	Code of Conduct for employees; and

•	Conflict of Interest Policy and Conflict of Interest Procedure for employees.

In addition, depending on the circumstances, relationships and transactions with related persons may require approval of the conservator pursuant to the delegation of authority issued to the Board of Directors by the conservator on November 24, 2008 or may require the approval of Treasury pursuant to the senior preferred stock purchase agreement.

Our Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors prohibits our directors from engaging in any conduct or activity that is inconsistent with our best interests, as defined by the conservator’s express directions, its policies and applicable federal law. The Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors requires each of our directors to excuse himself or herself from voting on any issue before the Board that could result in a conflict, self-dealing or other circumstance where the director’s position as a director would be detrimental to us or result in a noncompetitive, favored or unfair advantage to either the director or the director’s associates. In addition, our directors must disclose to the Chair of the Nominating and Corporate Governance Committee, or another member of the committee, any situation that involves or appears to involve a conflict of interest. This includes, for example, any financial interest of a director, an immediate family member of a director or a business associate of a director in any transaction being considered by the Board, as well as any financial interest a director may have in an organization doing business with us. Each of our directors also must annually certify compliance with the Code of Conduct and Conflicts of Interest Policy for Members of the Board of Directors.

The Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities and reservation of powers require the Nominating and Corporate Governance Committee to approve any transaction that Fannie Mae engages in with any director, nominee for director or executive officer, or any immediate family member of a director, nominee for director or executive officer, that is required to be disclosed pursuant to Item 404 of Regulation S-K. In addition, the Board’s delegation of authorities and reservation of powers requires the Board and the conservator to approve any action that in the reasonable business judgment of the Board at the time the action is taken is likely to cause significant reputational risk. Depending on the Board’s business judgment, this requirement might include a related party transaction.

Our Code of Conduct for employees requires that we and our employees seek to avoid any actual or apparent conflict between our business interests and the personal interests of our employees or their family members. An employee who knows or suspects a violation of our Code of Conduct must raise the issue with the employee’s manager, another appropriate member of management, a member of our Human Resources division or our Compliance and Ethics division.

Our Conflict of Interest Policy and Conflict of Interest Procedure for employees requires that our executive officers report to the Compliance & Ethics Division any existing or currently proposed transaction with us, whether or not in the ordinary course of business, in which the executive officer or any immediate family member of the executive officer has a direct or indirect interest. Our Conflict of Interest Procedure for employees provides that the Compliance & Ethics Division will refer any such report to the Office of the Corporate Secretary for review to determine whether the Nominating and Corporate Governance Committee or FHFA is required to review and approve the transaction pursuant to the Nominating and Corporate Governance Committee Charter and/or the Board’s delegation of authorities and reservation of powers.

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

We also require our directors and executive officers, not less than annually, to describe to us any situation involving a transaction with us in which a director or executive officer could potentially have a personal interest that would require disclosure under Item 404 of Regulation S-K.

TRANSACTIONS WITH RELATED PERSONS

Transactions with Treasury

Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares of our common stock equal to 79.9% of our outstanding common stock on a fully diluted basis on the date of exercise, for an exercise price of $0.00001 per share, and is exercisable in whole or in part at any time on or before September 7, 2028. We describe below our current agreements with Treasury, as well as payments we will be making to Treasury in the future pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011.

FHFA, as conservator, approved the senior preferred stock purchase agreement and the amendments to the agreement, our role as program administrator for the Home Affordable Modification Program and other initiatives under the Making Home Affordable Program, and the housing finance agency transactions described below.

Treasury Senior Preferred Stock Purchase Agreement

We issued the warrant to Treasury pursuant to the terms of the senior preferred stock purchase agreement we entered into with Treasury on September 7, 2008. Under the senior preferred stock purchase agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms and conditions set forth in the senior preferred stock purchase agreement. On May 6, 2009, Treasury amended the senior preferred stock purchase agreement to increase its funding commitment to $200 billion and to revise some of the covenants in the agreement. Treasury further amended the senior preferred stock purchase agreement on December 24, 2009 in order to further increase its funding commitment as necessary to accommodate any net worth deficiencies attributable to periods during 2010, 2011 and 2012. If we do not have a positive net worth as of December 31, 2012, then the amount of funding available under the senior preferred stock purchase agreement after 2012 will be $124.8 billion ($200 billion less $75.2 billion in cumulative draws for net worth deficiencies through December 31, 2009). In the event we have a positive net worth as of December 31, 2012, then the amount of funding available after 2012 under the senior preferred stock purchase agreement will depend on the size of that positive net worth relative to the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, as follows: (a) if our positive net worth as of December 31, 2012 is less than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, then the amount of available funding will be $124.8 billion less our positive net worth as of December 31, 2012; or (b) if our positive net worth as of December 31, 2012 is greater than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, then the amount of available funding will be $124.8 billion less the cumulative draws attributable to periods during 2010, 2011 and 2012. The amendment also made some other revisions to the agreement.

The senior preferred stock purchase agreement also requires that we pay a quarterly commitment fee, beginning on March 31, 2011, in an amount to be determined by Treasury no later than December 31, 2010. As of February 29, 2012, the amount of the quarterly commitment fee payable by us to Treasury under the senior preferred stock purchase agreement had not been established; however, Treasury has waived the quarterly commitment fee for each quarter of 2011 and the first quarter of 2012 due to the continued fragility of the mortgage market and Treasury’s belief that the imposition of the quarterly commitment fee would not generate increased compensation for taxpayers. In its notification to FHFA that it had waived the quarterly commitment fee for the first quarter of 2012, Treasury indicated that it will reevaluate the situation during the next calendar quarter to determine whether the quarterly commitment fee should then be set.

We have received an aggregate of $111.6 billion from Treasury under the senior preferred stock purchase agreement, and the Acting Director of FHFA will submit a request to Treasury on our behalf for an additional $4.6 billion from Treasury under the senior preferred purchase stock agreement. Through December 31, 2011, we have paid an aggregate of $19.8 billion to Treasury in dividends on the senior preferred stock. See “Business—Conservatorship and Treasury Agreements—Treasury Agreements” for more information about the senior preferred stock purchase agreement.

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

Under our arrangement with Treasury, Treasury has agreed to compensate us for a significant portion of the work we have performed in our role as program administrator for HAMP and other initiatives under the Making Home Affordable Program. Pursuant to the current budget established by Treasury, we expect to receive an aggregate of approximately $252 million from Treasury for our work as program administrator for U.S. government fiscal years 2009 through 2012, as well as receive from Treasury an additional amount of approximately $56 million to be passed through to third-party vendors engaged by us for HAMP and other initiatives under the Making Home Affordable Program. These amounts are based on current workload estimates and program scope, and will be updated to reflect any changes in policy, workload and program scope.

Treasury Housing Finance Agency Initiative

On October 19, 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac that established terms under which we, Freddie Mac and Treasury would provide assistance to state and local housing finance agencies (“HFAs”) so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. Pursuant to this HFA initiative, we, Freddie Mac and Treasury are providing assistance to the HFAs through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program, which is intended to improve the HFAs’ access to liquidity for outstanding HFA bonds, and a new issue bond (“NIB”) program, which is intended to support new lending by the HFAs. We entered into various agreements in November and December 2009 to implement these HFA assistance programs, including several to which Treasury is a party. Pursuant to the TCLF program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs, which facilities create a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury has purchased new securities issued and guaranteed by us and Freddie Mac, which are backed by new housing bonds issued by the HFAs.

In November 2011, we entered into an Omnibus Consent to HFA Initiative Program Modifications with Treasury, Freddie Mac and FHFA pursuant to which the parties agreed to specified modifications to the HFA initiative programs, including a three-year extension of the expiration date for the TCLFs from December 2012 to December 2015, and a one-year extension of the expiration date for release of escrowed funds for the NIB program from December 31, 2011 to December 31, 2012. HFAs that participate in the extension of the TCLF program will be required to develop and submit a plan to Treasury, Fannie Mae and Freddie Mac that includes a summary of the methods the HFAs will use to reduce TCLF exposure in the future. An HFA’s plan must be acceptable to Treasury, Fannie Mae and Freddie Mac in order for that HFA’s TLCFs to be extended.

The total amount originally established by Treasury for the TCLF program and the NIB program was $23.4 billion: an aggregate of $8.2 billion for the TCLF program (of which $7.7 billion consisted of principal and approximately $500 million consisted of accrued interest) and an aggregate of $15.2 billion for the NIB program (of which $12.4 billion related to single-family bonds and $2.8 billion related to multifamily bonds). The amounts outstanding under these programs have been reduced since the programs were established and will continue to be reduced over time as principal payments are received on the mortgage loans financed by the NIB program and as liquidity facilities under the TCLF program are replaced by the HFAs. As of December 31, 2011, the total outstanding amount under the TCLF program was $5.9 billion (of which $5.6 billion consisted of principal and approximately $347 million consisted of accrued interest) and the total unpaid principal amount outstanding under the NIB program was $15.0 billion.

We and Freddie Mac administer these programs on a coordinated basis. We issued temporary credit and liquidity facilities and securities backed by HFA bonds on a 50-50 pro rata basis with Freddie Mac under these programs.

Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of total original principal on a combined program-wide basis, and thereafter we and Freddie Mac each will bear the losses of principal that are attributable to our own portion of the temporary credit and liquidity facilities and the securities that we have issued. Treasury will bear all losses of unpaid interest under the two programs. Accordingly, as of December 31, 2011, Fannie Mae’s maximum potential risk of loss under these programs, assuming a 100% loss of principal, was approximately $6.3 billion. As of December 31, 2011, there had been no losses of principal or interest under the TCLF program or the NIB program.

Temporary Payroll Tax Cut Continuation Act of 2011

In December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. FHFA has announced that, effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization will increase by 10 basis points. FHFA is analyzing whether additional guaranty fee increases may be necessary to comply with the law.

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

PHH Mortgage Corporation (“PHH”), a subsidiary of PHH Corporation, is a single-family seller-servicer customer of Fannie Mae. We regularly enter into transactions with PHH in the ordinary course of this business relationship. In 2011, PHH delivered approximately $23 billion in mortgage loans to us, which included the delivery of loans for direct payment and the delivery of pools of mortgage loans in exchange for Fannie Mae MBS. We acquired most of these mortgage loans pursuant to our early funding programs. This represented approximately 4.1% of our single-family business volume in 2011 and made PHH our sixth-largest single-family customer. In addition, as of December 31, 2011, PHH serviced approximately $76 billion of single-family mortgage loans either owned directly by Fannie Mae or backing Fannie Mae MBS, which represented approximately 2.7% of our single-family servicing book, making PHH our seventh-largest servicer. PHH also entered into transactions with us to purchase or sell approximately $15 billion in agency mortgage-related securities in 2011. As a single-family seller-servicer customer, PHH also pays us fees for its use of certain Fannie Mae technology, enters into risk-sharing arrangements with us, and provides us with collateral to secure some of its obligations. PHH renewed its delivery commitment to us in November 2010 for a 17-month term.

In December 2011, we renewed our committed purchase facility with PHH, pursuant to which PHH may have, at any given time during the term of the facility, up to $1.0 billion in outstanding early funding transactions with us. This agreement is in addition to our existing uncommitted transaction limits with PHH under our early funding programs. We have also provided PHH with an early reimbursement facility to fund certain of PHH’s servicing advances. The maximum amount outstanding under this early reimbursement facility during 2011 was approximately $78 million. PHH is also a participating lender in our HomePath® Mortgage financing initiative relating to our REO properties.

We believe that Fannie Mae is one of PHH’s largest business partners and that transactions with Fannie Mae are material to PHH’s business. According to PHH Corporation’s annual report on Form 10-K for the year ended December 31, 2010, 95% of its mortgage loan sales during 2010 were sold to, or were sold pursuant to programs sponsored by, Fannie Mae, Freddie Mac or Ginnie Mae, and it is highly dependent on programs administered by Fannie Mae, Freddie Mac and Ginnie Mae.

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

Our policies and procedures for the review and approval of related party transactions described above under “Policies and Procedures Relating to Transactions with Related Persons” did not require the review, approval or ratification of the above-described transactions with PHH. Our Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities did not require the Nominating and Corporate Governance Committee to review and approve these transactions because Fannie Mae did not engage in any such transactions directly with Mr. Edwards; however, the Nominating and Corporate Governance Committee has reviewed this relationship. As required under our Conflict of Interest Policy and Conflict of Interest Procedure for employees in effect at the time Mr. Edwards commenced his employment with us, Mr. Edwards reported his ongoing financial interest in PHH Corporation at the time of his employment and requested review and approval of the conflict. Our Chief Executive Officer reviewed and approved of the conflict, and to address the conflict has required that Mr. Edwards be recused from all matters relating to PHH.

Transactions with Phelan Firms

Kenneth J. Phelan was Executive Vice President—Chief Risk Officer from April 2009 through February 2011, when he left the company. Mr. Phelan’s brother, Lawrence T. Phelan, is an equity partner with ownership interests in two law firms that perform services for Fannie Mae, as well as a minority owner in a company that performs services for these law firms on Fannie Mae matters. The services performed by these firms for Fannie Mae include loss mitigation, foreclosures, bankruptcies, REO matters, evictions and related services.

Phelan Hallinan and Schmieg.    Lawrence Phelan has an approximately 49% ownership interest in Phelan Hallinan and Schmieg, LLP (“PHS”), a law firm representing lenders and servicers in Pennsylvania. PHS or its predecessor (Federman and Phelan) has provided legal services to Fannie Mae for over 26 years, and is currently part of Fannie Mae’s retained attorney network. In January and February 2011, PHS invoiced approximately $1.1 million in legal fees relating to work performed for Fannie Mae, which represented a significant portion of PHS’s overall legal fees invoiced for those months. PHS also invoiced approximately $1.9 million in third-party costs relating to Fannie Mae matters in January and February 2011.

Phelan Hallinan Schmieg and Diamond.    Lawrence Phelan also has an approximately 41% ownership interest in Phelan Hallinan Schmieg and Diamond, PC (“PHSD”), a law firm representing lenders and servicers in New Jersey. PHSD has provided legal services to Fannie Mae for over 11 years, and is currently part of Fannie Mae’s retained attorney network. PHSD invoiced approximately $0.8 million in legal fees in January and February 2011 relating to work performed for Fannie Mae, which represented a significant portion of PHSD’s overall legal fees invoiced for those months. PHSD also invoiced approximately $1.5 million in third-party costs relating to Fannie Mae matters in January and February 2011.

Full Spectrum Holdings.    Lawrence Phelan also has an approximately 31% interest in Full Spectrum Holdings LLC, a company that provides support services for PHS, PHSD and other firms. Full Spectrum Holdings performs services such as title searches, investigations and service of process for PHSD and PHS on Fannie

Mae-related matters. Full Spectrum Holdings billed PHS and PHSD approximately $2.0 million for work performed on Fannie Mae matters in January and February 2011, which represented a significant portion of their revenues for those months. This amount represents approximately 59% of the third-party costs invoiced by PHS and PHSD in January and February 2011 described above.

Kenneth Phelan has no affiliation with PHS, PHSD or Full Spectrum Holdings and receives no compensation or other financial benefits from these firms. In accordance with the requirements of our Nominating and Corporate Governance Committee Charter and our Board’s delegation of authorities, the Nominating and Corporate Governance Committee approved Fannie Mae’s transactions with these firms.

Transactions involving The Integral Group LLC

Egbert L.J. Perry, who joined our Board in December 2008, is the Chairman, Chief Executive Officer and controlling shareholder of The Integral Group LLC, referred to as Integral. Over the past ten years, our Multifamily (formerly, Housing and Community Development) business has invested indirectly in certain limited partnerships or limited liability companies that are controlled and managed by entities affiliated with Integral, in the capacity of general partner or managing member, as the case may be. These limited partnerships or limited liability companies are referred to as the Integral Property Partnerships. The Integral Property Partnerships own and manage LIHTC properties. We also hold multifamily mortgage loans made to borrowing entities sponsored by Integral. We believe that Mr. Perry has no material direct or indirect interest in these transactions, and therefore disclosure of these transactions in this report is not required pursuant to Item 404 of Regulation S-K. In addition, as described in “Director Independence—Our Board of Directors” below, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.

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

Independence Standards

Under the standards of independence adopted by our Board, which meet and in some respects exceed the independence requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE), an “independent director” must be determined to have no material relationship with us, either directly or through an organization that has a material relationship with us. A relationship is “material” if, in the judgment of the Board, it would interfere with the director’s independent judgment. The Board did not consider the Board’s duties to the conservator, together with the federal government’s controlling beneficial ownership of Fannie Mae, in determining independence of the Board members.

In addition, under FHFA’s corporate governance regulations, our Audit Committee is required to be in compliance with the NYSE’s listing requirements for audit committees, under which members of a company’s audit committee must meet additional, heightened independence criteria. Our own independence standards require all independent directors to meet these criteria.

To assist it in determining whether a director is independent, our Board has adopted the standards set forth below, which are posted on our Web site, www.fanniemae.com, under “Governance” in the “About Us” section of our Web site:

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

•

A director will not be considered independent if the director or the director’s spouse is an executive officer, employee, director or trustee of a nonprofit organization to which we make or have made contributions within the preceding three years (including contributions made by the Fannie Mae Foundation prior to December 31, 2008) that, in a single year, were in excess of 5% of the organization’s consolidated gross annual revenues, or $120,000, whichever is less (amounts contributed under our Matching Gifts Program are not included in the contributions calculated for purposes of this standard). The Nominating and Corporate

Governance Committee also will receive periodic reports regarding charitable contributions to organizations otherwise associated with a director or any spouse of a director.

After considering all the facts and circumstances, our Board may determine in its judgment that a director is independent (in other words, the director has no relationship with us that would interfere with the director’s independent judgment), even though the director does not meet the standards listed above, so long as the determination of independence is consistent with the NYSE definition of “independence.” Where the standards above do not address a particular relationship, the determination of whether the relationship is material, and whether a director is independent, will be made by our Board, based upon the recommendation of the Nominating and Corporate Governance Committee.

Our Board of Directors

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the requirements set forth in FHFA’s corporate governance regulations (which requires the standard of independence adopted by the NYSE) and under the standards of independence adopted by the Board contained in our Corporate Governance Guidelines, as outlined above. Based on its review, the Board has affirmatively determined that all of our non-employee directors meet the director independence standards of our Guidelines and the NYSE, and that each of the following ten directors is independent: Philip A. Laskawy, Dennis R. Beresford, William Thomas Forrester, Brenda J. Gaines, Charlynn Goins, Frederick B. Harvey III, Robert H. Herz, Egbert L. J. Perry, Jonathan Plutzik and David H. Sidwell.

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

•

Certain of these Board members also serve as trustees or board members for charitable organizations that have received donations and/or fees from Fannie Mae. In each case, the amounts of these charitable donations and/or fees fell substantially below our Guidelines’ thresholds of materiality for a Board member who is a current trustee or board member of a charitable organization that receives donations from Fannie Mae. In light of this fact, the Board of Directors has concluded that these relationships with charitable organizations are not material to the independence of these Board members.

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

•

One of these Board members and an immediate family member of another Board member serve as a director and employee, respectively, of companies that have been sued by FHFA, as conservator to Fannie Mae and Freddie Mac, for violations of laws in the sale of residential private-label mortgage-backed securities to

Fannie Mae and Freddie Mac. The Board of Directors has concluded that these relationships were not material to the independence of these Board members.

•

Mr. Perry is an executive officer and majority shareholder of The Integral Group LLC, which has had multiple indirect business relationships with Fannie Mae during the past five years. These business relationships include the following:

•

Since January 1, 2007, Fannie Mae has held six multifamily mortgage loans made to six borrowing entities sponsored by Integral. In each case, Integral participates in the borrowing entity as a general partner of the limited partnership, or as a managing member of the limited liability company, as the case may be, and holds a 0.01% economic interest in such entity. The aggregate unpaid principal balance of these loans as of December 31, 2011 constituted approximately 5% of Integral’s total debt outstanding. The borrowing entities have made interest payments on these loans. The total amount of these interest payments did not exceed $1 million in any of the last five years.

•

Fannie Mae has invested as a limited partner or member in certain LIHTC funds that in turn have invested indirectly as a limited partner or member in various Integral Property Partnerships, which are lower-tier project partnerships or limited liability companies that own LIHTC properties. Integral participates indirectly as a member or the general partner of the Integral Property Partnerships (each a “Project General Partner”). The Integral Property Partnerships construct, develop and manage housing projects, a portion of which includes affordable housing units. Each Project General Partner and its affiliates earn certain fees each year in connection with those project activities, and such fees are paid from income generated by the project (other than certain developer fees paid from development sources). Fannie Mae’s indirect investments in the Integral Property Partnerships, through the LIHTC funds, have not resulted in any direct payments by Fannie Mae to any Project General Partner or its affiliates, including Integral. Fannie Mae’s indirect equity investment in the Integral Property Partnerships as of December 31, 2011 constituted less than 4% of the total capitalization and approximately 10% of the total equity in all of the Integral Property Partnerships.

The aggregate debt service and other required payments made, directly and indirectly, to or on behalf of Fannie Mae pursuant to these relationships with Integral for each of the past five years fall below our Guidelines’ thresholds of materiality for a Board member who is a current executive officer, employee, controlling shareholder or partner of a company that engages in business with Fannie Mae. In addition, as a limited partner or member in the LIHTC funds, which in turn are limited partners in the Integral Property Partnerships, Fannie Mae has no direct dealings with Integral or Mr. Perry and has not been involved in the management of the Integral Property Partnerships. Mr. Perry also was not generally aware of the identity of the limited partners or members of the LIHTC funds, as Integral sells the partnership or LLC interests to syndicators who, in turn, syndicate these interests to limited partners or members of their choosing. Further, Integral has not accepted additional equity investments from Fannie Mae since Mr. Perry joined the Board. Fannie Mae is not currently seeking to make additional equity investments in the LIHTC market and Mr. Perry has informed Fannie Mae that Integral does not intend to seek debt financing specifically to be purchased by Fannie Mae. Based on the foregoing, the Board of Directors has concluded that these business relationships are not material to Mr. Perry’s independence.

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

Deloitte & Touche LLP was our independent registered public accounting firm for the years ended December 31, 2011 and 2010. Deloitte & Touche LLP has advised the Audit Committee that they are independent accountants with respect to the company, within the meaning of standards established by the PCAOB and federal securities laws administered by the SEC.

The following table displays the aggregate estimated or actual fees for professional services provided by Deloitte & Touche LLP in 2011 and 2010, including fees for the 2011 and 2010 audits.

	For the Year Ended December 31,
Description of Fees	2011	2010
Audit fees	$34,400,000	$37,000,000
Audit-related fees(1)	1,850,000	2,500,000
Tax fees	25,000	—
All other fees(2)	65,000	—

Total fees	$36,340,000	$39,500,000

(1)	Consists of fees billed for attest-related services on debt offerings and securitization transactions.

(2)	Consists of fees billed for an assessment of the finance organization.

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

In connection with its approval of Deloitte & Touche as Fannie Mae’s independent registered public accounting firm for Fannie Mae’s 2011 integrated audit, the Audit Committee delegated the authority to pre-approve any additional audit and audit-related services to its Chairman, Mr. Beresford, who was required to report any such pre-approvals at the next scheduled meeting of the Audit Committee. Additionally, any services provided by Deloitte & Touche outside of the scope of the integrated audit must be approved by the Conservator.

In 2011, we paid no fees to the independent registered public accounting firm pursuant to the de minimis exception established by the SEC, and all services were pre-approved.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)    Documents filed as part of this report

1.    Consolidated Financial Statements

An index to financial statements has been filed as part of this report beginning on page F-1 and is incorporated herein by reference.

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

Federal National Mortgage Association

/s/ Michael J. Williams
Michael J. Williams
President and Chief Executive Officer

Date: February 29, 2012

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Williams and Susan R. McFarland, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip A. Laskawy Philip A. Laskawy	Chairman of the Board of Directors	February 29, 2012

/s/ Michael J. Williams Michael J. Williams	President and Chief Executive Officer and Director	February 29, 2012

/s/ Susan R. McFarland Susan R. McFarland	Executive Vice President and Chief Financial Officer	February 29, 2012

/s/ Gregory A. Fink Gregory A. Fink	Senior Vice President and Controller	February 29, 2012

Signature	Title	Date

/s/ Dennis R. Beresford Dennis R. Beresford	Director	February 29, 2012

/s/ William Thomas Forrester William Thomas Forrester	Director	February 29, 2012

/s/ Brenda J. Gaines Brenda J. Gaines	Director	February 29, 2012

/s/ Charlynn Goins Charlynn Goins	Director	February 29, 2012

/s/ Frederick B. Harvey III Frederick B. Harvey III	Director	February 29, 2012

/s/ Robert H. Herz Robert H. Herz	Director	February 29, 2012

/s/ Egbert L. J. Perry Egbert L. J. Perry	Director	February 29, 2012

/s/ Jonathan Plutzik Jonathan Plutzik	Director	February 29, 2012

/s/ David H. Sidwell David H. Sidwell	Director	February 29, 2012

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 24, 2011)

3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1(Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)

4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)

4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)

4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)

4.16	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)

Item	Description

4.17	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

4.18	Warrant to Purchase Common Stock, dated September 7, 2008 conservator (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

4.19	Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)

4.20	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)

4.21	Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)

10.1	Fannie Mae’s Elective Deferred Compensation Plan, as amended effective November 15, 2004† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.2	Amendment to Fannie Mae Elective Deferred Compensation Plan I, effective October 27, 2008† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.3	Fannie Mae Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.4	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective April 29, 2008† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

10.5	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective October 27, 2008† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.6	Compensation Repayment Provisions† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed December 24, 2009.)

10.7	Long-Term Incentive Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.8	Deferred Pay Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.9	Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

Item	Description

10.10	Federal National Mortgage Association Supplemental Pension Plan, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.11	Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.12	Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.13	Fannie Mae Supplemental Pension Plan of 2003, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.14	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.13 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.15	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.16	Amendment to Fannie Mae Supplement Pension Plan of 2003, effective May 14, 2010† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 5, 2010.)

10.17	Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)

10.18	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)

10.19	Amendment to Fannie Mae Executive Pension Plan, effective November 20, 2007† (Incorporated by reference to Exhibit 10.16 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.20	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2008† (Incorporated by reference to Exhibit 10.25 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.21	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective December 16, 2009† (Incorporated by reference to Exhibit 10.23 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.22	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2010† (Incorporated by reference to Exhibit 10.22 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 24, 2011.)

10.23	Fannie Mae Annual Incentive Plan, as amended December 10, 2007† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

Item	Description

10.24	Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.25	Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.28 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.26	Fannie Mae Stock Compensation Plan of 1993†

10.27	2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed November 5, 2009.)

10.28	Fannie Mae Procedures for Deferral and Diversification of Awards, as amended effective December 10, 2007† (Incorporated by reference to Exhibit 10.30 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.29	Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

10.30	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.31	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 5, 2010.)

10.32	Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.33 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.33	Form of Restricted Stock Award Document†

10.34	Form of Restricted Stock Units Award Document adopted January 23, 2008† (Incorporated by reference to Exhibit 10.27 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.35	Form of Restricted Stock Units Award Document†

10.36	Senior Preferred Stock Purchase Agreement dated as of September 7, 2008, as amended and restated on September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association (Incorporated by reference Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)

10.37	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)

10.38	Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)

Item	Description

10.39	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO

10.40	Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.41	Memorandum of Understanding among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed October 23, 2009.)

10.42	Omnibus Consent to HFA Initiative Program Modifications among the Department of Treasury, the Federal Housing Finance Agency, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation, dated November 23, 2011

12.1	Statement re: computation of ratio of earnings to fixed charges

12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends and issuance cost at redemption

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101. INS	XBRL Instance Document*

101. SCH	XBRL Taxonomy Extension Schema*

101. DEF	XBRL Taxonomy Extension Definition*

101. LAB	XBRL Taxonomy Extension Labels*

101. PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

†	This Exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Fannie Mae:

We have audited the accompanying consolidated balance sheets of Fannie Mae and consolidated entities (in conservatorship) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in equity (deficit) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fannie Mae and consolidated entities (in conservatorship) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2010, the Company prospectively adopted the Financial Accounting Standards Board (FASB) new accounting standards on the transfers of financial assets and the consolidation of variable interest entities.

As also discussed in Note 1 to the consolidated financial statements, on April 1, 2009, the Company adopted the FASB modified standard on the model for assessing other-than-temporary impairments, applicable to existing and new debt securities.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Washington, DC

February 29, 2012

FANNIE MAE

(In conservatorship)

Consolidated Balance Sheets

(Dollars in millions, except share amounts)

	As of December 31,
	2011	2010
ASSETS
Cash and cash equivalents (includes $2 and $348, respectively, related to consolidated trusts)	$17,539	$17,297
Restricted cash (includes $45,900 and $59,619, respectively, related to consolidated trusts)	50,797	63,678
Federal funds sold and securities purchased under agreements to resell or similar arrangements	46,000	11,751
Investments in securities:
Trading, at fair value (includes $8 and $21, respectively, related to consolidated trusts)	74,198	56,856
Available-for-sale, at fair value (includes $1,191 and $1,055, respectively, related to consolidated trusts)	77,582	94,392

Total investments in securities	151,780	151,248

Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $66 and $661, respectively, related to consolidated trusts)	311	915
Loans held for investment, at amortized cost:
Of Fannie Mae	380,134	407,228
Of consolidated trusts (includes $3,611 and $2,962, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $798 and $2,522, respectively)	2,590,332	2,577,133

Total loans held for investment	2,970,466	2,984,361
Allowance for loan losses	(72,156)	(61,556)

Total loans held for investment, net of allowance	2,898,310	2,922,805

Total mortgage loans	2,898,621	2,923,720
Accrued interest receivable, net (includes $8,466 and $8,910, respectively, related to consolidated trusts)	10,000	11,279
Acquired property, net	11,373	16,173
Other assets (includes cash pledged as collateral of $1,109 and $884, respectively)	25,374	26,826

Total assets	$3,211,484	$3,221,972

LIABILITIES AND DEFICIT
Liabilities:
Accrued interest payable (includes $9,302 and $9,712, respectively, related to consolidated trusts)	$12,648	$13,764
Federal funds purchased and securities sold under agreements to repurchase	—	52
Debt:
Of Fannie Mae (includes $838 and $893, respectively, at fair value)	732,444	780,044
Of consolidated trusts (includes $3,939 and $2,271, respectively, at fair value)	2,457,428	2,416,956
Other liabilities (includes $629 and $893, respectively, related to consolidated trusts)	13,535	13,673

Total liabilities	3,216,055	3,224,489

Commitments and contingencies (Note 19)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	112,578	88,600
Preferred stock, 700,000,000 shares are authorized—555,374,922 and 576,868,139 shares issued and outstanding, respectively	19,130	20,204
Common stock, no par value, no maximum authorization—1,308,762,703 and 1,270,092,708 shares issued, respectively; 1,157,767,400 and 1,118,504,194 shares outstanding, respectively	687	667
Accumulated deficit	(128,381)	(102,986)
Accumulated other comprehensive loss	(1,235)	(1,682)
Treasury stock, at cost, 150,995,303 and 151,588,514 shares, respectively	(7,403)	(7,402)

Total Fannie Mae stockholders’ deficit	(4,624)	(2,599)

Noncontrolling interest	53	82

Total deficit	(4,571)	(2,517)

Total liabilities and deficit	$3,211,484	$3,221,972

See Notes to Consolidated Financial Statements

FANNIE MAE

(In conservatorship)

Consolidated Statements of Operations and Comprehensive Loss

(Dollars and shares in millions, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Interest income:
Trading securities	$1,087	$1,251	$3,859
Available-for-sale securities	3,277	5,290	13,618
Mortgage loans (includes $123,633, $132,591, and $6,143, respectively, related to consolidated trusts)	138,462	147,583	21,521
Other	117	146	357

Total interest income	142,943	154,270	39,355

Interest expense:
Short-term debt (includes $9, $12, and $- , respectively, related to consolidated trusts)	310	631	2,306
Long-term debt (includes $108,641, $118,373, and $344, respectively, related to consolidated trusts)	123,352	137,230	22,539

Total interest expense	123,662	137,861	24,845

Net interest income	19,281	16,409	14,510
Provision for loan losses	(25,914)	(24,702)	(9,569)

Net interest (loss) income after provision for loan losses	(6,633)	(8,293)	4,941

Investment gains, net	506	346	1,458
Other-than-temporary impairments	(614)	(694)	(9,057)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income	306	(28)	(804)

Net other-than-temporary impairments	(308)	(722)	(9,861)
Fair value losses, net	(6,621)	(511)	(2,811)
Debt extinguishment losses, net	(232)	(568)	(325)
Fee and other income	1,163	1,084	7,984

Non-interest loss	(5,492)	(371)	(3,555)

Administrative expenses:
Salaries and employee benefits	1,236	1,277	1,133
Professional services	736	942	684
Occupancy expenses	179	170	205
Other administrative expenses	219	208	185

Total administrative expenses	2,370	2,597	2,207
Provision for guaranty losses	804	194	63,057
Foreclosed property expense	780	1,718	910
Other expenses	866	927	8,219

Total expenses	4,820	5,436	74,393

Loss before federal income taxes	(16,945)	(14,100)	(73,007)
Benefit for federal income taxes	(90)	(82)	(985)

Net loss	(16,855)	(14,018)	(72,022)
Other comprehensive income:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	622	3,504	11,136
Other	(175)	(60)	361

Total other comprehensive income	447	3,444	11,497

Total comprehensive loss	(16,408)	(10,574)	(60,525)
Less: Comprehensive loss attributable to the noncontrolling interest	—	4	53

Total comprehensive loss attributable to Fannie Mae	$(16,408)	$(10,570)	$(60,472)

Net loss	$(16,855)	$(14,018)	$(72,022)
Less: Net loss attributable to the noncontrolling interest	—	4	53

Net loss attributable to Fannie Mae	(16,855)	(14,014)	(71,969)
Preferred stock dividends	(9,614)	(7,704)	(2,474)

Net loss attributable to common stockholders	$(26,469)	$(21,718)	$(74,443)

Loss per share—Basic and Diluted	$(4.61)	$(3.81)	$(13.11)
Weighted-average common shares outstanding—Basic and Diluted	5,737	5,694	5,680

See Notes to Consolidated Financial Statements

FANNIE MAE

(In conservatorship)

Consolidated Statements of Cash Flows

(Dollars in millions)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows used in operating activities:
Net loss	$(16,855)	$(14,018)	$(72,022)
Reconciliation of net loss to net cash used in operating activities:
Amortization of cost basis adjustments	(369)	126	2,568
Provisions for loan and guaranty losses	26,718	24,896	72,626
Valuation (gains) losses	(408)	(1,289)	3,425
(Gains) losses from partnership investments	(82)	74	6,735
Current and deferred federal income taxes	1,044	258	(1,919)
Purchases of loans held for sale	(737)	(81)	(109,684)
Proceeds from repayments of loans held for sale	68	88	2,413
Net change in trading securities, excluding non-cash transfers	(17,048)	(23,612)	11,976
Payments to servicers for foreclosed property expense and servicer incentive fees	(5,394)	(5,658)	(2,570)
Other, net	(2,175)	(8,179)	543

Net cash used in operating activities	(15,238)	(27,395)	(85,909)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(2,951)	(8,547)	(48,659)
Proceeds from maturities of trading securities held for investment	2,591	2,638	12,918
Proceeds from sales of trading securities held for investment	1,526	21,556	39,261
Purchases of available-for-sale securities	(192)	(413)	(165,103)
Proceeds from maturities of available-for-sale securities	13,552	17,102	48,096
Proceeds from sales of available-for-sale securities	3,192	7,867	306,598
Purchases of loans held for investment	(78,099)	(86,724)	(52,148)
Proceeds from repayments of loans held for investment of Fannie Mae	25,190	20,715	30,958
Proceeds from repayments of loans held for investment of consolidated trusts	544,145	574,740	26,184
Net change in restricted cash	12,881	(15,025)	—
Advances to lenders	(70,914)	(74,130)	(79,163)
Proceeds from disposition of acquired property and short sales	47,248	39,682	22,667
Contributions to partnership investments	(178)	(351)	(688)
Proceeds from partnership investments	283	129	87
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	(34,249)	41,471	4,230
Other, net	363	(531)	(27,503)

Net cash provided by investing activities	464,388	540,179	117,735
Cash flows used in financing activities:
Proceeds from the issuance of debt of Fannie Mae	766,598	1,155,993	1,930,907
Payments to redeem debt of Fannie Mae	(815,838)	(1,146,363)	(2,030,705)
Proceeds from issuance of debt of consolidated trusts	233,516	276,575	58
Payments to redeem debt of consolidated trusts	(647,695)	(808,502)	(601)
Payments of cash dividends on senior preferred stock to Treasury	(9,613)	(7,706)	(2,470)
Proceeds from senior preferred stock purchase agreement with Treasury	23,978	27,700	59,900
Net change in federal funds purchased and securities sold under agreements to repurchase	—	49	(54)
Other, net	146	(45)	18

Net cash used in financing activities	(448,908)	(502,299)	(42,947)
Net increase (decrease) in cash and cash equivalents	242	10,485	(11,121)
Cash and cash equivalents at beginning of period	17,297	6,812	17,933

Cash and cash equivalents at end of period	$17,539	$17,297	$6,812

Cash paid during the period for:
Interest	$128,806	$140,651	$26,344
Income taxes	—	—	876
Non-cash activities (excluding impact of the transition to the consolidation accounting guidance):
Net mortgage loans acquired by assuming debt	$448,437	$484,699	$—
Net transfers from (to) mortgage loans held for investment of Fannie Mae to (from) mortgage loans held for investment of consolidated trusts	33,859	(121,852)	—
Transfers from advances to lenders to investments in securities	—	—	77,191
Transfers from advances to lenders to loans held for investment of consolidated trusts	69,223	68,385	—
Net transfers from mortgage loans to acquired property	56,517	66,081	5,707

See Notes to Consolidated Financial Statements

FANNIE MAE

(In conservatorship)

Consolidated Statements of Changes in Equity (Deficit)

(Dollars and shares in millions, except per share amounts)

	Fannie Mae Stockholders’ Equity (Deficit)
	Shares Outstanding			Senior Preferred	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non Controlling Interest	Total Equity (Deficit)
	Senior Preferred	Preferred	Common
Balance as of December 31, 2008	1	597	1,085	$1,000	$21,222	$650	$3,621	$(26,790)	$(7,673)	$(7,344)	$157	$(15,157)
Cumulative effect from the adoption of the accounting guidance on other-than-temporary impairments, net of tax	—	—	—	—	—	—	—	8,520	(5,556)	—	—	2,964
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(71,969)	—	—	(53)	(72,022)
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $2,658)	—	—	—	—	—	—	—	—	4,936	—	—	4,936
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $3,441)	—	—	—	—	—	—	—	—	6,420	—	—	6,420
Reclassification adjustment for gains included in net loss (net of tax of $119)	—	—	—	—	—	—	—	—	(220)	—	—	(220)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	245	—	—	245
Amortization of net cash flow hedging gains	—	—	—	—	—	—	—	—	9	—	—	9
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	107	—	—	107

Total comprehensive loss												(60,525)
Senior preferred stock dividends	—	—	—	—	—	—	(2,470)	—	—	—	—	(2,470)
Increase to senior preferred liquidation preference	—	—	—	59,900	—	—	—	—	—	—	—	59,900
Conversion of convertible preferred stock into common stock	—	(17)	27	—	(874)	14	860	—	—	—	—	—
Other	—	—	1	—	—	—	72	2	—	(54)	—	20

Balance as of December 31, 2009	1	580	1,113	$60,900	$20,348	$664	$2,083	$(90,237)	$(1,732)	$(7,398)	$91	$(15,281)
Cumulative effect from the adoption of the accounting guidance on transfers of financial assets and consolidation	—	—	—	—	—	—	—	6,706	(3,394)	—	(14)	3,298

Balance as of January 1, 2010, adjusted	1	580	1,113	60,900	20,348	664	2,083	(83,531)	(5,126)	(7,398)	77	(11,983)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	9	9
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,014)	—	—	(4)	(14,018)
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $1,644)	—	—	—	—	—	—	—	—	3,054	—	—	3,054
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $253)	—	—	—	—	—	—	—	—	469	—	—	469
Reclassification adjustment for gains included in net loss (net of tax of $10)	—	—	—	—	—	—	—	—	(19)	—	—	(19)
Unrealized gains on guaranty assets and guaranty fee buy-ups	—	—	—	—	—	—	—	—	1	—	—	1
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(61)	—	—	(61)

Total comprehensive loss												(10,574)
Senior preferred stock dividends	—	—	—	—	—	—	(2,265)	(5,441)	—	—	—	(7,706)
Increase to senior preferred liquidation preference	—	—	—	27,700	—	—	—	—	—	—	—	27,700
Conversion of convertible preferred stock into common stock	—	(3)	5	—	(144)	3	141	—	—	—	—	—
Other	—	—	1	—	—	—	41	—	—	(4)	—	37

Balance as of December 31, 2010	1	577	1,119	88,600	20,204	667	—	(102,986)	(1,682)	(7,402)	82	(2,517)
Change in investment in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(29)	(29)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,855)	—	—	—	(16,855)
Other comprehensive income, net of tax effect:
Changes in net unrealized losses on available-for-sale securities (net of tax of $250)	—	—	—	—	—	—	—	—	465	—	—	465
Reclassification adjustment for other-than-temporary impairments recognized in net loss (net of tax of $99)	—	—	—	—	—	—	—	—	209	—	—	209
Reclassification adjustment for gains included in net loss (net of tax of $28)	—	—	—	—	—	—	—	—	(52)	—	—	(52)
Prior service cost and actuarial gains, net of amortization for defined benefit plans	—	—	—	—	—	—	—	—	(175)	—	—	(175)

Total comprehensive loss												(16,408)
Senior preferred stock dividends	—	—	—	—	—	—	(1,072)	(8,541)	—	—	—	(9,613)
Increase to senior preferred liquidation preference	—	—	—	23,978	—	—	—	—	—	—	—	23,978
Conversion of convertible preferred stock into common stock	—	(21)	39	—	(1,074)	20	1,054	—	—	—	—	—
Other	—	—	—	—	—	—	18	1	—	(1)	—	18

Balance as of December 31, 2011	1	556	1,158	$112,578	$19,130	$687	$—	$(128,381)	$(1,235)	$(7,403)	$53	$(4,571)

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

We operate under three business segments: Single-Family Credit Guaranty (“Single-Family”), Multifamily and Capital Markets. Our Single-Family segment generates revenue primarily from the guaranty fees on the mortgage loans underlying guaranteed single-family Fannie Mae mortgage-backed securities (“Fannie Mae MBS”). Our Multifamily segment generates revenue from a variety of sources, including guaranty fees on the mortgage loans underlying multifamily Fannie Mae MBS, transaction fees associated with the multifamily business and bond credit enhancement fees. Our Capital Markets segment invests in mortgage loans, mortgage-related securities and other investments, and generates income primarily from the difference, or spread, between the yield on the mortgage assets we own and the interest we pay on the debt we issue in the global capital markets to fund the purchases of these mortgage assets.

Conservatorship

On September 7, 2008, the Secretary of the Treasury and the Director of FHFA announced several actions taken by Treasury and FHFA regarding Fannie Mae, which included: (1) placing us in conservatorship and (2) the execution of a senior preferred stock purchase agreement by our conservator, on our behalf, and Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock.

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

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that have been transferred to a Fannie Mae mortgage-backed securities (“MBS”) trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. As of February 29, 2012, FHFA has not exercised this power.

Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations. FHFA issued a rule establishing a framework for conservatorship and receivership operations for the GSEs, which became effective in July 2011. The rule established procedures for conservatorship and receivership, and priorities of claims for contract parties and other claimants. This rule is part of FHFA’s implementation of the powers provided by the Federal Housing Finance Regulatory Reform Act of 2008, and does not seek to anticipate or predict future conservatorships or receiverships.

The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to significantly change our business model or capital structure in the near-term.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

If our positive net worth as of December 31, 2012 is greater than the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011, and 2012, then the amount of available funding will be $124.8 billion less the cumulative draws attributable to periods during 2010, 2011, and 2012.

We have received a total of $111.6 billion as of December 31, 2011 under Treasury’s funding commitment and the Acting Director of FHFA will submit a request for an additional $4.6 billion from Treasury to eliminate our net worth deficit as of December 31, 2011. The aggregate liquidation preference of the senior preferred stock was $112.6 billion as of December 31, 2011 and will increase to $117.1 billion as a result of FHFA’s request on our behalf for funds to eliminate our net worth deficit as of December 31, 2011.

We were scheduled to begin paying a quarterly commitment fee to Treasury under the senior preferred stock purchase agreement beginning on March 31, 2011; however, Treasury waived the quarterly commitment fee for each quarter of 2011 and the first quarter of 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that the imposition of the quarterly commitment fee would not generate increased compensation for taxpayers. In its notification to FHFA that it had waived the quarterly commitment fee for the first quarter of 2012, Treasury indicated that it will reevaluate the situation during the next calendar quarter to determine whether the quarterly commitment fee should then be set. The agreement provides that Treasury may waive the periodic commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market.

The senior preferred stock purchase agreement provides that the amount of the quarterly commitment fee is to be set no later than December 31, 2010 with respect to the ensuing five-year period, is to be reset for every five years thereafter, and is to be determined with reference to the market value of Treasury’s funding commitment to Fannie Mae as then in effect. The agreement also provides that the amount of the quarterly commitment fee is to be mutually agreed by Treasury and Fannie Mae, subject to their reasonable discretion and in consultation with the Chairman of the Federal Reserve. As of February 29, 2012, the quarterly commitment fee for the initial five-year period had not yet been established.

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

On September 7, 2008, we issued a warrant to Treasury giving it the right to purchase, at a nominal price, shares of our common stock equal to 79.9% of the total common stock outstanding on a fully diluted basis on the date Treasury exercises the warrant. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We recorded the warrant at fair value in our stockholders’ equity as a component of additional paid-in-capital. The fair value of the warrant was calculated using the Black-Scholes Option Pricing Model. Since the warrant has an exercise price of $0.00001 per share, the model is insensitive to the risk-free rate and volatility assumptions used in the calculation and the share value of the warrant is equal to the price of the underlying common stock. We estimated that the fair value of the warrant at issuance was $3.5 billion based on the price of our common stock on September 8, 2008, which was after the dilutive effect of the warrant had been reflected in the market price. Subsequent changes in the fair value of the warrant are not recognized in our financial statements. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. Because the warrant’s exercise price per share is considered non-substantive (compared to the market price of our common stock), the warrant was determined to have characteristics of non-voting common stock, and thus is included in the computation of basic and diluted

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss per share. The weighted-average shares of common stock outstanding for 2011, 2010 and 2009, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.

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

In February 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. On February 2, 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform including winding down Fannie Mae and Freddie Mac in the spring of 2012 and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include our accounts as well as the accounts of the other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $112.6 billion. Our administrative expenses were reduced by $106 million and $167 million for the years ended December 31, 2011 and 2010, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.

During 2011, we received a refund of $1.1 billion from the Internal Revenue Service (“IRS”) related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, we effectively settled our 2007 and 2008 tax years with the IRS and as a result, we have recognized an income tax benefit of $90 million in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2011.

In 2010, we entered into an agreement with certain wholly-owned subsidiaries of Ally Financial, Inc. (“Ally”). Under the agreement, we received $462 million in exchange for our release of specified Ally affiliates from potential liability relating to certain private-label securities sponsored by the affiliates and for certain selling representation and warranty liability related to mortgage loans sold and/or serviced by one of Ally’s subsidiaries as of or prior to June 30, 2010. Treasury has majority ownership of Ally.

In 2009, we entered into a memorandum of understanding with Treasury, FHFA and Freddie Mac pursuant to which we agreed to provide assistance to state and local housing finance agencies (“HFAs”) through two primary programs: a temporary credit and liquidity facilities (“TCLF”) program and a new issue bond (“NIB”) program. Pursuant to the TCLF program, Treasury has purchased participation interests in temporary credit and liquidity facilities provided by us and Freddie Mac to the HFAs, which facilities create a credit and liquidity backstop for the HFAs. Pursuant to the NIB program, Treasury has purchased new securities issued and guaranteed by us and Freddie Mac, which are backed by new housing bonds issued by the HFAs.

In November 2011, we, Treasury, Freddie Mac and FHFA consented to specified modifications to the HFA initiative programs, including a three-year extension of the expiration date of the TCLFs from December 2012 to December 2015, and a one-year extension of the expiration date for release of escrowed funds for the NIB program from December 31, 2011 to December 31, 2012.

Under the TCLF program, we had $3.0 billion and $3.7 billion outstanding, which include principal and interest, of three-year standby credit and liquidity support as of December 31, 2011 and 2010, respectively. Under the NIB program, we had $7.5 billion and $7.6 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by HFAs as of December 31, 2011 and 2010, respectively. Treasury will bear the initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will bear all losses of unpaid interest under the two programs. As of December 31, 2011, there had been no losses of principal or interest under the TCLF program or the NIB program.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of December 31, 2011 and 2010, we held Freddie Mac mortgage-related securities with a fair value of $15.6 billion and $18.3 billion, respectively, and accrued interest receivable of $69 million and $93 million, respectively. We recognized interest income on these securities held by us of $700 million, $1.1 billion and $2.0 billion for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

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

In the three months ended December 31, 2011, we updated the estimated probability, based on historical trends, of a trial modification becoming a permanent modification. Permanent modifications are a better indicator of a loan’s performance than loans that do not complete a trial modification period. The impact of applying a higher probability of success to our trial modifications reduced our allowance for loan losses and credit-related expenses by approximately $700 million. Additionally, we enhanced our process to estimate the recovery amount incorporated in our allowance for loan losses related to repurchase requests. The recovery estimate takes into account individual loan attributes such as the probability of default and severity on our individually impaired loans and resulted in a reduction in our allowance for loan losses and our credit-related expenses of approximately $800 million.

In the three months ended September 30, 2011, we updated our allowance for loan loss models for individually impaired loans to incorporate more home price data at the regional level rather than at the national level. We believe this approach provides a better estimation of possible home price paths and related default expectations; it has resulted in a decrease to our allowance for loan losses and a reduction in our provision for loan losses of approximately $800 million.

In the three months ended June 30, 2011, we updated our loan loss models to incorporate more recent data on prepayments of modified loans, which contributed to an increase in our allowance for loan losses and an increase in credit-related expenses of approximately $1.5 billion. The change resulted in slower expected prepayment speeds, which extended the expected lives of modified loans and lowered the present value of cash flows on those loans. Also in the three months ended June 30, 2011, we updated our estimate of the reserve for guaranty losses related to private-label mortgage-related securities that we have guaranteed to increase our focus on earlier stage delinquency, rather than foreclosure trends, as the primary driver in estimating incurred losses. We believe delinquencies are a better indicator of incurred losses compared to foreclosure trends because the recent delays in the foreclosure process have interrupted the normal flow of delinquent mortgages into foreclosure. This update resulted in an increase in our reserve for guaranty losses included within “Other liabilities” and an increase in credit related-expenses of approximately $700 million.

In addition, in the three months ended June 30, 2011, we revised our estimate for amounts due to us related to outstanding repurchase requests to incorporate additional loan-level attributes which resulted in a decrease in our provision for loan losses and foreclosed property expense of $1.5 billion.

Principles of Consolidation

Our consolidated financial statements include our accounts as well as the accounts of the other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. The typical condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. A controlling financial interest may also exist in entities through arrangements that do not involve voting interests, such as a variable interest entity (“VIE”).

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We determine if an entity is a VIE by performing a qualitative analysis, which requires certain subjective decisions including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If we cannot conclude after a qualitative analysis whether an entity is a VIE, we perform a quantitative analysis.

The primary types of VIE entities with which we are involved are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions, limited partnership investments in low-income housing tax credit (“LIHTC”) and other housing partnerships, as well as mortgage and asset-backed trusts that were not created by us.

In 2009, the Financial Accounting Standards Board (“FASB”) concurrently revised the accounting guidance related to the consolidation of VIEs (the “consolidation accounting guidance”) and the guidance related to transfers of financial assets, and we adopted the revised guidance for these topics prospectively effective January 1, 2010 (the “transition date”). Prior to the transition date, we were exempt from evaluating entities for consolidation if they met the criteria of a qualifying special purpose entity (“QSPE”) and if we did not have unilateral ability to cause the entity to liquidate or to change its QSPE status. The revisions to the accounting guidance for these topics removed the concept of a QSPE and the related exemption from evaluating such entities for consolidation from the accounting guidance, and thus all of our securitization entities that had previously been QSPEs became subject to a consolidation assessment under the consolidation accounting guidance.

Primary Beneficiary Determination

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

We continually assess whether we are the primary beneficiary of the VIEs with which we are involved and therefore may consolidate or deconsolidate a VIE through the duration of our involvement. Examples of certain events that may change whether or not we consolidate the VIE include a change in the design of the entity or a change in our ownership in the entity such that we no longer hold substantially all of the certificates issued by a multi-class resecuritization trust.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement of Consolidated Assets and Liabilities

As of the transition date for the revised consolidation accounting guidance, we initially measured the assets and liabilities of the consolidated securitization trusts at their unpaid principal balances and established a corresponding valuation allowance and accrued interest, as it was not practicable to determine the carrying amount of such assets and liabilities. The securitization assets and liabilities that did not qualify for the use of this practical expedient were initially measured at fair value. As such, we recognized in our consolidated balance sheets the mortgage loans underlying our consolidated trusts as “Mortgage loans held for investment of consolidated trusts.” We also recognized securities issued by these trusts that are held by third parties in our consolidated balance sheets as “Debt of consolidated trusts.”

Subsequent to the transition date, when we are the transferor of assets into a VIE that we consolidate at the time of the transfer, we continue to recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if we had not transferred them, and no gain or loss is recognized. For all other VIEs that we consolidate subsequent to transition (that is, those for which we are not the transferor), we recognize the assets and liabilities of the VIE in our consolidated financial statements at fair value, and we recognize a gain or loss for the difference between (1) the fair value of the consideration paid, fair value of noncontrolling interests and the reported amount of any previously held interests, and (2) the net amount of the fair value of the assets and liabilities consolidated. However, for the securitization trusts established under our lender swap program, no gain or loss is recognized if the trust is consolidated at formation as there is no difference in the respective fair value of (1) and (2) above. We record gains or losses that are associated with the consolidation of VIEs as “Investment gains, net” in our consolidated statements of operations and comprehensive loss.

If we cease to be deemed the primary beneficiary of a VIE, we deconsolidate the VIE. We use fair value to measure the initial cost basis for any retained interests that are recorded upon the deconsolidation of a VIE. Any difference between the fair value and the previous carrying amount of our investment in the VIE is recorded as “Investment gains, net” in our consolidated statements of operations and comprehensive loss.

Purchase/Sale of Fannie Mae Securities

We actively purchase and may subsequently sell guaranteed MBS that have been issued through our lender swap and portfolio securitization transaction programs. The accounting for the purchase and sale of our guaranteed MBS issued by the trusts differs based on the characteristics of the securitization trusts and whether the trusts are consolidated.

Single-Class Securitization Trusts

We create single-class securitization trusts to issue single-class Fannie Mae MBS that evidence an undivided interest in the mortgage loans held in the trust. Investors in single-class Fannie Mae MBS receive principal and interest payments in proportion to their percentage ownership of the MBS issuance. We guarantee to each single-class securitization trust that we will supplement amounts received by the single-class securitization trust as required to permit timely payments of principal and interest on the related Fannie Mae MBS. This guaranty exposes us to credit losses on the loans underlying Fannie Mae MBS.

Single-class securitization trusts are used for both our lender swap and portfolio securitization transaction programs. A lender swap transaction occurs when a mortgage lender delivers a pool of single-family mortgage loans to us, which we immediately deposit into an MBS trust. The MBS are then issued to the lender in exchange for the mortgage loans. A portfolio securitization transaction occurs when we purchase mortgage loans from third-party sellers for cash and later deposit these loans into an MBS trust. The securities issued through a portfolio securitization are then sold to investors for cash. We consolidate single-class securitization trusts that

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are issued under these programs when our role as guarantor and master servicer provides us with the power to direct matters, such as the servicing of the mortgage loans, that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities (e.g., when the loan collateral is subject to an FHA guarantee and related servicing guide).

When we purchase single-class Fannie Mae MBS issued from a consolidated trust, we account for the transaction as an extinguishment of the related debt in our consolidated financial statements. We record a gain or loss on the extinguishment of such debt to the extent that the purchase price of the MBS does not equal the carrying value of the related consolidated debt reported in our consolidated balance sheets (including unamortized premiums, discounts or the other cost basis adjustments) at the time of purchase. We account for the sale of an MBS from Fannie Mae’s portfolio to a third party that was issued from a consolidated trust as the issuance of debt in our consolidated financial statements. We amortize the related premiums, discounts and other cost basis adjustments into income over time.

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

If a single-class securitization trust is not consolidated, we account for the purchase and subsequent sale of such securities as the transfer of an investment security in accordance with the accounting guidance for transfers of financial assets.

Single-Class Resecuritization Trusts

Single-class resecuritization trusts are created by depositing Fannie Mae MBS into a new securitization trust for the purpose of aggregating multiple MBS into a single larger security. The cash flows from the new security represent an aggregation of the cash flows from the underlying MBS. We guarantee to each single-class resecuritization trust that we will supplement amounts received by the trust as required to permit timely payments of principal and interest on the related Fannie Mae securities. However, we assume no additional credit risk in such a resecuritization transaction, because the underlying assets are MBS for which we have already provided a guaranty. Additionally, our involvement with these trusts does not provide any incremental rights or power that would enable Fannie Mae to direct any activities of the trusts. As a result, we have concluded that we are not the primary beneficiaries of, and therefore do not consolidate, our single-class resecuritization trusts.

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

Multi-Class Resecuritization Trusts

Multi-class resecuritization trusts are trusts we create to issue multi-class Fannie Mae securities, including Real Estate Mortgage Investment Conduit (“REMIC”) and strip securities, in which the cash flows of the underlying mortgage assets are divided, creating several classes of securities, each of which represents a beneficial ownership interest in a separate portion of cash flows. We guarantee to each multi-class resecuritization trust that

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we will supplement amounts received by the trusts as required to permit timely payments of principal and interest, as applicable, on the related Fannie Mae securities. However, we assume no additional credit risk in such a resecuritization transaction because the underlying assets are Fannie Mae MBS for which we have already provided a guaranty. Although we may be exposed to prepayment risk via our ownership of the securities issued by these trusts, we do not have the ability via our involvement with a multi-class resecuritization trust to impact the economic risk to which we are exposed. Therefore, we do not consolidate such a multi-class resecuritization trust until we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

In contrast to our single-class resecuritization trust, the cash flows from the underlying MBS are divided between the debt securities issued by the multi-class resecuritization trust, and therefore, the debt issued by a multi-class resecuritization trust is not substantially the same as the consolidated MBS debt. As a result, if a multi-class resecuritization trust is not consolidated, we account for the purchase and subsequent sale of such securities as the transfer of an investment security rather than the issuance or extinguishment of the related multi-class debt in accordance with the accounting guidance for the transfers of financial assets. However, if a multi-class resecuritization trust is consolidated, we account for the purchase of the securities issued by consolidated multi-class resecuritization trusts as an extinguishment of the debt issued by these trusts and the subsequent sale of such securities as the issuance of multi-class debt.

When we do not consolidate a multi-class resecuritization trust, we recognize in our consolidated financial statements both our investment in the trust and the mortgage loans of the Fannie Mae MBS trusts that we consolidate that underlie the multi-class resecuritization trust. Additionally, we recognize the unsecured corporate debt issued to third parties to fund the purchase of our investments in the multi-class resecuritization trusts and the debt issued to third parties of the MBS trusts we consolidate that underlie the multi-class resecuritization trusts. This results in the recognition of interest income from investments in multi-class resecuritization trusts and interest expense from the unsecured debt issued to third parties to fund the purchase of the investments in multi-class resecuritization trusts, as well as interest income from the mortgage loans and interest expense from the debt issued to third parties from the MBS trusts we consolidate that underlie the multi-class resecuritization trusts.

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

When a transfer that qualifies as a sale is completed, we derecognize all assets transferred and recognize all assets obtained and liabilities incurred at fair value. The difference between the carrying basis of the assets transferred and the fair value of the proceeds from the sale is recorded as a component of “Investment gains, net” in our consolidated statements of operations and comprehensive loss. Retained interests are primarily in the form of Fannie Mae MBS, REMIC certificates, guaranty assets and master servicing assets (“MSAs”). We separately describe the subsequent accounting, as well as how we determine fair value, for our retained interests in the “Investment in Securities,” and “Guaranty Accounting” sections of this note.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To conform to our current period presentation, we have reclassified certain amounts reported in our consolidated statements of cash flows. The following table displays the line item reclassifications made to our consolidated statements of cash flows for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010		2009
	Before Reclassification	After Reclassification	Before Reclassification	After Reclassification
	(Dollars in millions)
Reclassified line items:
Cash flows used in operating activities:
Payments to servicers for foreclosed property expense and servicer incentive fees	$—	$(5,658)	$—	$(2,570)
Other, net	(13,837)	(8,179)	(2,027)	543

Cash flows used in financing activities:
Proceeds from issuance of short-term debt of Fannie Mae	$699,346	$—	$1,641,119	$—
Proceeds from issuance of long-term debt of Fannie Mae	456,602	—	289,806	—
Proceeds from issuance of debt of Fannie Mae	—	1,155,993	—	1,930,907
Other, net	—	(45)	—	18
Payments to redeem short-term debt of Fannie Mae	(748,550)	—	(1,773,977)	—
Payments to redeem long-term debt of Fannie Mae	(397,813)	—	(256,728)	—
Payments to redeem debt of Fannie Mae	—	(1,146,363)	—	(2,030,705)
Proceeds from issuance of short-term debt of consolidated trusts	12,613	—	—	—
Proceeds from issuance of long-term debt of consolidated trusts	263,962	—	58	—
Proceeds from issuance of debt of consolidated trusts	—	276,575	—	58
Payments to redeem short-term debt of consolidated trusts	(37,210)	—	—	—
Payments to redeem long-term debt of consolidated trusts	(771,292)	—	(601)	—
Payments to redeem debt of consolidated trusts	—	(808,502)	—	(601)

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

We also recognize “Restricted cash” as a result of restrictions related to certain consolidated partnership funds as well as for certain collateral arrangements for which we do not have the right to use the cash.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

Securities Issued By Consolidated Entities

We account for transfers of securities issued by consolidated MBS trusts, including securities purchased under agreements to resell and securities sold under agreements to repurchase, as issuances or extinguishments of the related consolidated MBS debt in our consolidated financial statements.

Securities Issued By Unconsolidated Entities

We evaluate repurchase agreements, including dollar roll transactions, involving contemporaneous purchase and sale trades of securities issued by unconsolidated trusts to determine whether such agreements should be recorded as secured financings or as purchases and sales of securities.

When we enter into such agreements, we first account for our forward commitments to buy and sell the mortgage-related securities as derivatives in our financial statements at the trade date for both the purchase and sale trades. Subsequent to the trade date, but prior to the contractual settlement date, we may fully or partially settle the forward purchase or sale commitments such that all or a portion of the securities will not be delivered according to the terms of the original trade. When such a settlement occurs, the contemporaneous purchase and sale trades no longer meet the “substantially the same” criteria as necessary for secured financing treatment, and the remaining transfers are accounted for as purchases or sales of securities as described in “Investments in Securities,” below.

For those commitments that are not settled prior to the contractual settlement date for the first trade, we assess whether both the purchase and sale trades have the same primary obligor, form and type, maturity, interest rate, collateral, and unpaid principal balance, and thus meet all of the criteria to be considered substantially the same. If the “substantially the same” criteria are met as of the settlement date for the first trade, we will account for the transaction as a secured financing and extinguish both the purchase and sale commitments as of that date. The fair value of securities purchased is classified in “Investments in securities” in our consolidated balance sheets.

Investments in Securities

Securities Classified as Available-for-Sale or Trading

We classify and account for our securities as either available-for-sale (“AFS”) or trading. We measure AFS securities at fair value in our consolidated balance sheets, with unrealized gains and losses included in “Accumulated other comprehensive loss” (“AOCI”), net of applicable income taxes. We recognize realized gains and losses on AFS securities when securities are sold. We calculate the gains and losses using the specific identification method and record them in “Investment gains, net” in our consolidated statements of operations and comprehensive loss. We measure trading securities at fair value in our consolidated balance sheets with unrealized and realized gains and losses included as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive loss. We include interest and dividends on securities, including amortization of the premium and discount at acquisition, in our consolidated statements of operations and comprehensive loss. When we receive multiple deliveries of securities on the same day that are backed by the same pools of loans, we calculate the specific cost of each security as the average price of the trades that delivered those securities. Currently, we do not have any securities classified as held-to-maturity, although we may elect to do so in the future.

Other-Than-Temporary Impairment of Debt Securities

We evaluate available-for-sale securities for other-than-temporary impairment on a quarterly basis. An other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized cost basis and we intend to sell or it is more likely than not that we will be required to sell the security before recovery. We recognize in our consolidated statements of operations and comprehensive loss, the entire difference between the amortized cost basis of the security and its fair value. An other-than-temporary impairment is also considered to have occurred if we do not expect to recover the entire amortized cost basis of a debt security even if we do not intend or it is not more likely than not we will be required to sell the security before recovery. We separate the difference between the amortized cost basis of the security and its fair value into the amount representing the credit loss, which we recognize in our consolidated statements of operations and comprehensive loss, and the amount related to all other factors, which we recognize in “Other comprehensive loss,” net of applicable taxes. In determining whether a credit loss exists, we use our best estimate of cash flows expected to be collected from the debt security.

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

In periods after we recognize an other-than-temporary impairment of debt securities, we use the prospective interest method to recognize interest income. Under the prospective interest method, we calculate a new effective yield when we determine that there has been a significant increase in expected or actual cash flows. We consider a significant increase in cash flows to be at least a ten percent increase over two consecutive quarters of the expected or actual cash flows. We calculate the new effective yield by using the new cost basis and the significantly increased actual or expected cash flows.

On April 1, 2009, the FASB modified guidance on the model for assessing other-than-temporary impairments, applicable to existing and new debt securities held by us as of April 1, 2009. As a result of adopting the guidance, we recorded a cumulative-effect adjustment of $8.5 billion on a pre-tax basis ($5.6 billion after tax) to reclassify the noncredit portion of previously recognized other-than-temporary impairments from “Accumulated deficit” to AOCI. We also reduced the “Accumulated deficit” and valuation allowance by $3.0 billion for the deferred tax asset related to the amounts previously recognized as other-than-temporary impairments in our consolidated statements of operations and comprehensive loss based upon the assertion of our intent and ability to hold certain of these securities until recovery.

Prior to April 1, 2009, we considered a debt security to be other-than-temporarily impaired if its estimated fair value was less than its amortized cost basis and we determined that it was probable that we would be unable to collect all of the contractual principal and interest payments or we did not intend to hold the security until it recovered to its previous carrying amount. When we determined an investment was other-than-temporarily impaired, we wrote down the cost basis of the investment to its fair value and included the loss in “Other-than-temporary impairments” in our consolidated statements of operations and comprehensive loss. The fair value of the investment then became its new cost basis.

Mortgage Loans

Loans Held for Investment

When we acquire mortgage loans that we have the ability and the intent to hold for the foreseeable future or until maturity, we classify the loans as held for investment (“HFI”). When we consolidate a trust, we recognize the loans underlying the trust in our consolidated balance sheets. The trusts do not have the ability to sell mortgage

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans and the use of such loans is limited exclusively to the settlement of obligations of the trusts. Therefore, mortgages acquired when we have the intent to securitize via trusts that are consolidated will generally be classified as HFI in our consolidated balance sheets both prior to and subsequent to their securitization.

We report HFI loans at their outstanding unpaid principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and other cost basis adjustments. We recognize interest income on HFI loans on an accrual basis using the interest method, including the amortization of any deferred cost basis adjustments, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured.

Loans Held for Sale

When we acquire mortgage loans that we intend to sell or securitize via trusts that will not be consolidated, we classify the loans as held for sale (“HFS”). We report HFS loans at the lower of cost or fair value. Any excess of an HFS loan’s cost over its fair value is recognized as a valuation allowance, with changes in the valuation allowance recognized as “Investment gains, net” in our consolidated statements of operations and comprehensive loss. We recognize interest income on HFS loans on an accrual basis, unless we determine that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. Purchase premiums, discounts and other cost basis adjustments on HFS loans are deferred upon loan acquisition, included in the cost basis of the loan, and not amortized. We determine any lower of cost or fair value adjustment on HFS loans on a pool basis by aggregating those loans based on similar risks and characteristics, such as product types and interest rates.

In the event that we reclassify HFS loans to HFI, we record the loans at lower of cost or fair value on the date of reclassification. We recognize any lower of cost or fair value adjustment recognized upon reclassification as a basis adjustment to the HFI loan.

Nonaccrual Loans

We discontinue accruing interest on loans when we believe collectibility of principal or interest is not reasonably assured, which for single-family loans we have determined, based on our historical experience, to be when the loan becomes two months or more past due according to its contractual terms. We generally place multifamily loans on nonaccrual status when the loan is deemed to be individually impaired, unless the loan is well secured such that collectibility of principal and accrued interest is reasonably assured.

When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. For single-family loans, we recognize interest income for loans on nonaccrual status when cash is received. For multifamily loans, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan unless the loan is determined to be well secured.

We return a single-family loan to accrual status at the point that the borrower has made sufficient payments to reduce their delinquency below our nonaccrual threshold. For modified single-family loans, the loan is not returned to accrual status until the borrower successfully makes all required payments during the trial period (generally three to four months) and the modification is made permanent. We generally return a multifamily loan to accrual status when the borrower cures the delinquency of the loan or we otherwise determine that the loan is well secured such that collectibility is reasonably assured.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We do not currently include principal or past due interest forgiveness as part of our loss mitigation programs, and as a result, we do not charge off any outstanding principal or accrued interest amounts at the time of loan modification. We believe that the loan underwriting activities we perform as a part of our loan modification process coupled with the borrower’s successful performance during any required trial period provide us reasonable assurance regarding the collectibility of the principal and interest due in accordance with the loan’s modified terms, which include any past due interest amounts that are capitalized at the time of modification. As such, the loan is returned to accrual status when the loan modification is completed (i.e., at the end of the trial period), and we accrue interest thereafter in accordance with our interest accrual policy. If the loan was on nonaccrual status prior to entering the trial period, it remains on nonaccrual status until the borrower demonstrates performance via the trial period and the modification is finalized.

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

We measure impairment of a loan restructured in a TDR individually based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred to complete a TDR are expensed as incurred. However, when foreclosure is probable on an individually impaired loan, we measure impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated costs to sell the property and estimated insurance or other proceeds we expect to receive.

In April 2011, FASB issued new guidance effective for the three months ended September 30, 2011 that applied retrospectively to January 1, 2011. The new guidance clarified how to determine when a borrower is experiencing financial difficulty, when a concession is granted by a creditor, and when a delay in payment is considered insignificant. The primary impact to us of adopting this new guidance was the refinement of how we define an insignificant delay. As a result, we lowered our threshold for an insignificant delay from approximately nine missed payments to three missed payments and thus this type of additional loss mitigation activity that had previously been excluded is now considered a TDR. This refinement was necessary in order to conform our policy to the new guidance on insignificant delay provided by the FASB.

As a result of adopting the new TDR accounting guidance, we identified approximately 22,000 loan restructurings for the nine months ended September 30, 2011 that had not defaulted as of September 30, 2011 and were not previously considered TDRs. The impact of this was an increase in our provision for loan losses of $514 million in our condensed consolidated statements of operations and comprehensive loss for the three

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended September 30, 2011. This amount reflects the net increase in our allowance for loan losses due to identifying these restructurings as TDRs and measuring their impairment on an individual basis offset by the elimination of our allowance for loan loss measured on a collective basis related to these loans.

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

We base our estimate of the fair value of delinquent loans purchased from unconsolidated trusts or long-term standby commitments upon an assessment of what a market participant would pay for the loan at the date of acquisition. We utilize indicative market prices from large, experienced dealers to estimate the initial fair value of delinquent loans purchased from unconsolidated trusts or long-term standby commitments. We consider acquired credit-impaired loans to be individually impaired at acquisition, and no valuation allowance is established or carried over. We record the excess of the loan’s acquisition cost over its fair value as a charge-off against our “Reserve for guaranty losses” at acquisition. We recognize any decreases in estimated future cash flows to be collected subsequent to acquisition as provisions for loan losses through our “Allowance for loan losses.”

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When an acquired credit-impaired loan is returned to accrual status, the portion of the expected cash flows (which incorporates changes in the timing and amount that are associated with credit and prepayment events) that exceeds the recorded investment in the loan is accreted into interest income over the expected remaining life of the loan. We prospectively recognize increases in future cash flows expected to be collected as interest income over the remaining expected life of the loan through a yield adjustment. If we subsequently refinance or restructure an acquired credit-impaired loan, other than through a TDR, the loan is not accounted for as a new loan but continues to be accounted for under the accounting guidance for acquired credit-impaired loans.

Allowance for Loan Losses and Reserve for Guaranty Losses

The allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and accrued interest recognized while the loan was on accrual status and any applicable cost basis adjustments.

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

We recognize incurred losses by recording a charge to the “Provision for loan losses” or the “Provision for guaranty losses” in our consolidated statements of operations and comprehensive loss.

Single-Family Loans

We recognize credit losses related to groups of similar single-family HFI loans that are not individually impaired when (1) available information as of each balance sheet date indicates that it is probable a loss has occurred and (2) the amount of the loss can be reasonably estimated. We aggregate such loans, based on similar risk characteristics, for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. The estimate takes into account multiple factors which include but are not limited to origination year, loan product type, mark-to-market loan-to-value (“LTV”) ratio; and delinquency status. Once loans are aggregated, there typically is not a single, distinct event that would result in an individual loan or pool of loans being impaired. Accordingly, to determine an estimate of incurred credit losses, we base our allowance and reserve methodology on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements that provide loan level loss coverage and are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction. In determining our collective reserve, we use recent actual severity experienced in our real-estate owned (“REO”) and loss mitigation operations, including the sales of our own foreclosed properties, to estimate the loss given default. Our allowance calculation also incorporates a loss confirmation period (the anticipated time lag between a credit loss event and the confirmation of the credit loss resulting from that event) to ensure our allowance estimate captures credit losses that have been incurred as of the balance sheet date but have not been confirmed. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record charge-offs as a reduction to the allowance for loan losses or reserve for guaranty losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale. The excess of a loan’s unpaid principal balance, accrued interest, and any applicable cost basis adjustments (“our total exposure”) over the fair value of the assets received is treated as a charge-off loss that is deducted from the allowance for loan losses or reserve for guaranty losses. The amount charged off also considers estimated proceeds from primary mortgage insurance or other credit enhancements that are either contractually attached to a loan or that were entered into contemporaneously with and in contemplation of a guaranty or loan purchase transaction as a recovery of our total exposure, up to the amount of loss recognized as a charge-off. We record additional proceeds from primary mortgage insurance and credit enhancements in excess of our total exposure as a recovery of any forgone contractually past due interest, and then as an offset to the expenses recorded in “Foreclosed property expense” in our consolidated statements of operations and comprehensive loss when received.

Individually Impaired Single-Family Loans

Individually impaired single-family loans currently include those restructured in a TDR and acquired credit-impaired loans. We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due, including interest, in accordance with the contractual terms of the loan agreement. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment and shortfalls in amounts received. Determination of whether a delay in payment or shortfall in amount is more than insignificant requires management’s judgment as to the facts and circumstances surrounding the loan.

Our measurement of impairment on an individually impaired loan follows the method that is most consistent with our expectations of recovery of our recorded investment in the loan. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate. If we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs on a discounted basis and adjusted for estimated proceeds from mortgage, flood, or hazard insurance or similar sources. For individually impaired loans that we believe are probable of foreclosure, we take into consideration the sales prices of foreclosed properties in determining the value of the underlying real estate collateral.

We use internal models to project cash flows used to assess impairment of individually impaired loans, and generally update the market and loan characteristic inputs we use in these models monthly, using month-end data. Market inputs include information such as interest rates, volatility and spreads, while loan characteristic inputs include information such as mark-to-market LTV ratios and delinquency status. The loan characteristic inputs are key factors that affect the predicted rate of default for loans evaluated for impairment through our internal cash flow models. We evaluate the reasonableness of our models by comparing the results with actual performance and our assessment of current market conditions. In addition, we review our models at least annually for reasonableness and predictive ability in accordance with our corporate model review policy. Accordingly, we believe the projected cash flows generated by our models that we use to assess impairment appropriately reflect the expected future performance of the loans.

Multifamily Loans

We identify multifamily loans for evaluation for impairment through a credit risk assessment process. Based on this evaluation, we determine for loans that are not in homogeneous pools whether or not a loan is individually impaired. We consider a loan to be individually impaired when, based on current information gathered in our risk assessment process, it is probable that we will not receive all amounts due, including interest, in accordance with

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the contractual terms of the loan agreement. If we determine that a multifamily loan is individually impaired, we generally measure impairment on that loan based on the fair value of the underlying collateral less estimated costs to sell the property. If we determine that an individual loan that was specifically evaluated for impairment is not individually impaired, we include the loan as part of a pool of loans with similar characteristics that are evaluated collectively for incurred losses.

We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan. We categorize loan credit risk based on relevant observable data about a borrower’s ability to pay, including multifamily market economic fundamentals, review of available current borrower financial information, operating statements on the underlying collateral, current debt service coverage ratios, historical payment experience, estimates of the current collateral values and other related credit documentation. As a result of this analysis, multifamily loans are categorized based on management’s judgment into the following categories: (1) Green (loan with acceptable risk); (2) Yellow (loan with signs of potential weakness); (3) Orange (loan with a well-defined weakness that may jeopardize the timely full repayment); and (4) Red (loan with a weakness that makes timely collection or liquidation in full more questionable based on existing conditions and values). We evaluate loans in the orange and red risk categories to determine which ones are individually impaired.

For each risk category, certain observed default probability and loss severity (in event of default) factors, based on historical performance of loans in the same risk category, are applied against our recorded investment in the loans, including recorded accrued interest associated with such loans, to determine an appropriate allowance. Such performance data reflect historical delinquencies and charge-offs, as well as loan size. In addition, we consider any credit enhancements such as letters of credit or loss sharing arrangements with our lenders.

Advances to Lenders

Advances to lenders represent our payments of cash in exchange for the receipt of mortgage loans from lenders in a transfer that is accounted for as a secured lending arrangement. These transfers primarily occur when we provide early funding to lenders for loans that they will subsequently either sell to us or securitize into a Fannie Mae MBS that they will deliver to us. We individually negotiate early lender funding advances with our lender customers. Early lender funding advances have terms up to 60 days and earn a short-term market rate of interest.

We report cash outflows from advances to lenders as an investing activity in our consolidated statements of cash flows. Settlements of the advances to lenders, other than through lender repurchases of loans, are not collected in cash, but rather in the receipt of either loans or Fannie Mae MBS. Accordingly, this activity is reflected as a non-cash transfer in our consolidated statements of cash flows. Currently, in our consolidated statements of cash flows, we include advances settled through receipt of securities in the non-cash activities line item entitled “Transfers from advances to lenders to investments in securities” or, if the security is issued from a consolidated Fannie Mae MBS trust, in the line item entitled “Transfers from advances to lenders to loans held for investment of consolidated trusts.”

Acquired Property, Net

“Acquired property, net” includes foreclosed property and any receivable outstanding on short sales received in full satisfaction of a loan. We recognize foreclosed property upon the earlier of the loan foreclosure event or when we take physical possession of the property (i.e., through a deed-in-lieu of foreclosure transaction). We initially measure foreclosed property at its fair value less its estimated costs to sell. We treat any excess of our recorded investment in the loan over the fair value less estimated costs to sell the property as a charge-off to the “Allowance for loan losses.” Any excess of the fair value less estimated costs to sell the property over our

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded investment in the loan is recognized first to recover any forgone, contractually due interest, then to “Foreclosed property expense” in our consolidated statements of operations and comprehensive loss.

We classify foreclosed properties as held for sale when we intend to sell the property and the following conditions are met at either acquisition or within a relatively short period thereafter: we are actively marketing the property and it is available for immediate sale in its current condition such that the sale is reasonably expected to take place within one year. We report these properties at the lower of their carrying amount or fair value less estimated selling costs, on a discounted basis if the sale is expected to occur beyond one year from the date of foreclosure. We do not depreciate these properties.

We recognize a loss for any subsequent write-down of the property to its fair value less its estimated costs to sell through a valuation allowance with an offsetting charge to “Foreclosed property expense” in our consolidated statements of operations and comprehensive loss. We recognize a recovery for any subsequent increase in fair value less estimated costs to sell up to the cumulative loss previously recognized through the valuation allowance. We recognize gains or losses on sales of foreclosed property through “Foreclosed property expense” in our consolidated statements of operations and comprehensive loss.

Properties that do not meet the criteria to be classified as held for sale are classified as held for use and are recorded in “Other assets” in our consolidated balance sheets. These properties are depreciated and are evaluated for impairment when circumstances indicate that the carrying amount of the property is no longer recoverable.

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

Upon adoption of the accounting guidance on the transfers of financial assets and the consolidation of VIE’s on January 1, 2010, we consolidated most of the single-class securitization trusts that are issued under our guaranty accounting programs. As such, a significant portion of our guaranty-related assets and liabilities have been derecognized from our consolidated balance sheets.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For those trusts that are not consolidated, we initially recognize a liability for the fair value of our obligation to stand ready to perform over the term of the guaranty as a component of “Other liabilities” in our consolidated balance sheets. We also record an offsetting guaranty asset (a retained interest for portfolio securitizations) that represents the present value of cash flows expected to be received as compensation over the life of the guaranty as a component of “Other assets” in our consolidated balance sheets.

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

For portfolio securitizations, we initially recognize our guaranty obligation at fair value using an estimate of a hypothetical transaction price that we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We recognize any difference between the fair value of the guaranty asset and the fair value of the guaranty obligation as a component of the gain or loss on the sale of mortgage-related assets and record the difference as “Investment gains, net” in our consolidated statements of operations and comprehensive loss.

Subsequent to initial recognition, we account for the guaranty asset on lender swap transactions at amortized cost. As we collect monthly guaranty fees, we reduce guaranty assets to reflect cash payments received and recognize imputed interest income on guaranty assets as a component of “Guaranty fee income” under the prospective interest method. We reduce the corresponding guaranty obligation in proportion to the reduction in guaranty assets and recognize this reduction in our consolidated statements of operations and comprehensive loss as an additional component of “Guaranty fee income.” We assess guaranty assets for other-than-temporary impairment based on changes in our estimate of the cash flows to be received. When we determine a guaranty asset is other-than-temporarily impaired, we write down the cost basis of the guaranty asset to its fair value and include the amount written-down in “Guaranty fee income” in our consolidated statements of operations and comprehensive loss. Any other-than-temporary impairment recorded on guaranty assets results in a proportionate reduction in the corresponding guaranty obligations. For portfolio securitizations, we subsequently account for the retained guarantee asset in the same manner as a trading security, with unrealized gains and losses included in “Guaranty fee income” in our consolidated statements of operations and comprehensive loss.

We record buy-ups in our consolidated balance sheets at fair value in “Other assets” in our consolidated balance sheets. We subsequently account for buy-ups in the same manner as a trading security. We account for our guaranty related to a long term standby commitment in the same manner as our guaranty resulting from an unconsolidated lender swap transaction as described above.

In addition to our guaranty assets and obligations, we recognize a liability for estimable and probable losses for the credit risk we assume on loans underlying unconsolidated Fannie Mae MBS and long term standby commitments based on management’s estimate of probable losses incurred on those loans as of each balance sheet date. We record this contingent liability in our consolidated balance sheets as “Reserve for guaranty losses.”

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

We had $16.2 billion and $16.5 billion in net unamortized discounts and other cost basis adjustments of loans of Fannie Mae included in our consolidated balance sheets as of December 31, 2011 and 2010, respectively, that we may record in net interest income in future periods, and $1.3 billion and $938 million in net unamortized premiums and other cost basis adjustments in investments in securities of Fannie Mae included in our consolidated balance sheets as of December 31, 2011 and 2010, respectively, that we may record in net interest income in future periods. We had $20.7 billion and $11.8 billion in net unamortized premiums in loans of consolidated trusts included in our consolidated balance sheets as of December 31, 2011 and 2010, respectively, that we may record in net interest income in future periods, and $29.5 billion and $16.8 billion in net unamortized premiums in debt of consolidated trusts included in our consolidated balance sheets as of December 31, 2011 and 2010, respectively, that we may record in net interest income in future periods.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had $1.9 billion and $3.1 billion of other-than-temporary impairments of investments in securities as of December 31, 2011 and 2010, respectively, that represent the increase in expected cash flows since original impairment that we may record in net interest income in future periods. We had $1.7 billion and $3.2 billion of unamortized discounts on acquired credit-impaired loans as of December 31, 2011 and 2010, respectively, that we may record in net interest income in future periods if the loans are on accrual status.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We had reverse repurchase agreements outstanding of $49.5 billion and $12.3 billion as of December 31, 2011 and 2010, respectively. The fair value of non-cash collateral we accepted was $50.1 billion and $12.3 billion as of December 31, 2011 and 2010, respectively, of which we were permitted to sell or repledge $20.0 billion and $7.5 billion as of December 31, 2011 and 2010, respectively. None of the underlying collateral was sold or repledged as of December 31, 2011 and 2010. We had no repurchase agreements outstanding as of December 31, 2011 and $49 million in repurchase agreements outstanding as of December 31, 2010.

Debt

Our consolidated balance sheets contain debt of Fannie Mae as well as debt of consolidated trusts. Effective January 1, 2011, we reported debt issued by us as “Debt of Fannie Mae” and by consolidated trusts as “Debt of

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated trusts.” Debt issued by us represents debt that we issue to third parties to fund our general business activities. The debt of consolidated trusts represents the amount of Fannie Mae MBS issued from such trusts which is held by third-party certificateholders and prepayable without penalty at any time. We report deferred items, including premiums, discounts and other cost basis adjustments, as adjustments to the related debt balances in our consolidated balance sheets. We remeasure the carrying amount, accrued interest and basis adjustments of debt denominated in a foreign currency into U.S. dollars using foreign exchange spot rates as of the balance sheet dates and report any associated gains or losses as “Debt foreign exchange gains (losses), net” which is a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive loss.

We classify interest expense as either short-term or long-term based on the contractual maturity of the related debt. We recognize the amortization of premiums, discounts and other cost basis adjustments through interest expense using the effective interest method usually over the contractual term of the debt. Amortization of premiums, discounts and other cost basis adjustments begins at the time of debt issuance. We remeasure interest expense for debt denominated in a foreign currency into U.S. dollars using the daily spot rates. The difference in rates arising from the month-end spot exchange rate used to calculate the interest accruals and the daily spot rates used to record the interest expense is a foreign currency transaction gain or loss for the period and is recognized as “Debt foreign exchange gains (losses), net” which is a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive loss.

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

Income Taxes

We recognize deferred tax assets and liabilities for the difference in the bases of assets and liabilities for financial accounting and tax purposes. We measure deferred tax assets and liabilities using enacted tax rates that are expected to be applicable to the taxable income or deductions in the period(s) the assets are realized or the liabilities are settled. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates on the date of enactment. We recognize investment and other tax credits through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits. We reduce our deferred tax asset by an allowance if, based on the weight of available positive and negative evidence, it is more likely than not that we will not realize some portion, or all, of the deferred tax asset.

We account for income tax uncertainty using a two-step approach whereby we recognize an income tax benefit if, based on the technical merits of a tax position, it is more likely than not (a probability of greater than 50%) that the tax position would be sustained upon examination by the taxing authority, which includes all related appeals and litigation. We then recognize a tax benefit equal to the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with the taxing authority, considering all information available at the reporting date. We recognize interest expense and penalties on unrecognized tax benefits as “Other expenses” in our consolidated statements of operations and comprehensive loss.

Pension and Other Postretirement Benefits

We provide pension and postretirement benefits and account for these benefit costs on an accrual basis. We determine pension and postretirement benefit amounts recognized in our consolidated financial statements on an actuarial basis using several different assumptions. The two most significant assumptions used in the valuation

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings (Loss) per Share

Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the year. In addition to common shares outstanding, the computation of basic EPS includes instruments for which the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the year, plus the dilutive effect of common stock equivalents such as convertible securities, stock options and other performance awards. We exclude these common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is the change in equity, net of tax, resulting from transactions that we record directly to stockholders’ deficit. These transactions include: unrealized gains and losses on AFS securities and certain commitments whose underlying securities are classified as AFS; deferred hedging gains and losses from cash flow hedges; unrealized gains and losses on guaranty assets resulting from portfolio securitization transactions; buy-ups resulting from lender swap transactions; and change in prior service costs and credits and actuarial gains and losses associated with pension and postretirement benefits in other comprehensive income (loss).

As of December 31, 2011, 2010 and 2009, we recorded a valuation allowance for our deferred tax asset for the portion of the future tax benefit that we more likely than not will not utilize in the future. We established no valuation allowance for the deferred tax asset amount related to unrealized losses recorded through AOCI on our AFS securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

To conform to our current period presentation, we have reclassified certain amounts reported in our consolidated financial statements. The following table displays the line items that were reclassified in our consolidated balance sheet as of December 31, 2010.

	As of December 31, 2010
	Before Reclassification	After Reclassification
	(Dollars in millions)
Reclassified lines to:
Assets:
Servicer and MBS trust receivable	$951	$
Other assets	25,875		26,826
Liabilities:
Short-term debt:
Of Fannie Mae	151,884
Of consolidated trusts	5,359
Long-term debt:
Of Fannie Mae	628,160
Of consolidated trusts	2,411,597
Debt:
Of Fannie Mae			780,044
Of consolidated trusts			2,416,956
Reserve for guaranty losses	323
Servicer and MBS trust payable	2,950
Other liabilities	10,400		13,673

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the line items that we reclassified in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010			2009
	Before Reclassification	After Reclassification		Before Reclassification	After Reclassification
	(Dollars in millions)
Reclassified lines to:
Interest income:
Mortgage loans:
Of Fannie Mae	$14,992	$		$15,378	$
Of consolidated trusts	132,591			6,143
Mortgage loans (includes $132,591 and $6,143, respectively, related to consolidated trusts)			147,583			21,521
Interest expense:
Short-term debt:
Of Fannie Mae	619			2,306
Of consolidated trusts	12			—
Short-term debt (includes $12 and $-, respectively, related to consolidated trusts)			631			2,306
Long-term debt:
Of Fannie Mae	18,857			22,195
Of consolidated trusts	118,373			344
Long-term debt (includes $118,373 and $344, respectively, related to consolidated trusts)			137,230			22,539
Guaranty fee income	202			7,211
Fee and other income	882		1,084	773		7,984
Losses from partnership investments	(74)			(6,735)
Other expenses	853		927	1,484		8,219

New Accounting Pronouncements

In May 2011, FASB issued amendments to the guidance pertaining to fair value measurement and disclosure. The amendments create a common definition of fair value for GAAP and International Financial Reporting Standards (“IFRS”) and align the measurement and disclosure requirements. These amendments provide further guidance on some of the principles for measuring fair value and expand the disclosure requirements specifically for Level 3 fair value measurements. The new requirements became effective for us on January 1, 2012 and we are applying them prospectively. We do not expect that the adoption of these amendments will have a material impact on our consolidated financial statements.

In December 2011, FASB issued amendments to the guidance on disclosures about offsetting assets and liabilities. The amendments require additional disclosures about financial instruments that have been offset and related arrangements to enable investors to understand the effect or potential effect of those arrangements on the company’s financial positions. The newly required disclosures will enhance comparability between companies that prepare their financial statements in accordance with GAAP and those that follow IFRS. The updated guidance does not change existing offsetting eligibility criteria or the permitted balance sheet presentation for

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those instruments that meet the eligibility criteria. The new guidance is effective for us on January 1, 2013, and the new disclosures will be applied retrospectively. We do not expect that the adoption of these amendments will have a material impact on our consolidated financial statements.

Adoption of the Accounting Guidance on the Transfers of Financial Assets and Consolidation of Variable Interest Entities

Effective January 1, 2010, we prospectively adopted the revised accounting guidance related to transfers of financial assets and the consolidation of VIEs for all VIEs existing as of January 1, 2010. The revisions to the accounting guidance for these topics removed the scope exception for QSPEs and replaced the previous accounting model with a qualitative model focused on power and exposure when determining the primary beneficiary of a VIE. For substantially all of our single-class securitization trusts, our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of the mortgage loans) that impact the credit risk to which we are exposed; therefore we consolidated these trusts upon adoption of the revised accounting guidance. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities.

The mortgage loans and debt reported in our consolidated balance sheets increased significantly at the transition date because we recognized the underlying assets and liabilities of the newly consolidated trusts. We recorded the trusts’ mortgage loans and the debt held by third parties at their unpaid principal balance at the transition date. Prospectively, we recognized the interest income on the trusts’ mortgage loans and interest expense on the trusts’ debt, resulting in an increase in the interest income and interest expense reported in our consolidated statements of operations and comprehensive loss compared to prior periods. Another significant impact was the elimination of our guaranty accounting for the newly consolidated trusts. We derecognized the previously recorded guaranty-related assets and liabilities associated with the newly consolidated trusts from our consolidated balance sheets. We also eliminated our reserve for guaranty losses and recognized an allowance for loan losses for such trusts.

In our consolidated statements of operations and comprehensive loss, we no longer recognize guaranty fee income for the newly consolidated trusts, as the revenue is now recorded as a component of loan interest income. When we recognized the newly consolidated trusts’ assets and liabilities at the transition date, we also derecognized our investments in these trusts, resulting in a decrease in our investments in MBS that are classified as trading and AFS securities. Instead of being recorded as an asset, our investments in Fannie Mae MBS reduce the debt reported in our consolidated balance sheets. Accordingly, the purchase and subsequent sale of MBS issued by consolidated trusts are accounted for in our consolidated financial statements as the extinguishment and issuance of the debt of consolidated trusts, respectively. Furthermore, under the revised accounting guidance on transfers of financial assets, a transfer of mortgage loans from our portfolio to a trust will generally not qualify for sale treatment. The accounting guidance does not change the economic risk to our business, specifically our exposure to liquidity, credit, and interest rate risks. We continue to securitize mortgage loans originated by lenders in the primary mortgage market into Fannie Mae MBS.

Summary of Transition Adjustments

The cumulative impact of our adoption of the revised accounting guidance was a decrease to our total deficit of $3.3 billion at the transition date. This amount includes:

•	A net decrease in our accumulated deficit of $6.7 billion, primarily driven by the reversal of the guaranty assets and guaranty obligations related to the newly consolidated trusts; and

•	A net increase in our accumulated other comprehensive loss of $3.4 billion primarily driven by the reversal of net unrealized gains related to our investments in Fannie Mae MBS classified as AFS.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We describe in this section the impact of the implementation of the revised accounting guidance on our consolidated statements of operations and comprehensive loss. The substantial majority of the transition impact related to non-cash activity, which has not been included in our consolidated statement of cash flows.

Impact on Statements of Operations and Comprehensive loss

Our adoption of accounting guidance related to transfers of financial assets and consolidation of VIEs affected how certain income and expense items are reported in our consolidated statements of operations and comprehensive loss on an ongoing basis. We explain the key impacts below.

Interest Income on Mortgage Loans

The interest income earned on mortgage loans held by the newly consolidated trusts is recorded in our consolidated statements of operations and comprehensive loss as loan interest income. This interest income was not recorded in our consolidated statements of operations and comprehensive loss prior to the transition date as the trusts were not consolidated.

Interest Expense on Short-Term and Long-Term Debt

The interest expense incurred on debt of newly consolidated trusts is recorded in our consolidated statements of operations and comprehensive loss as interest expense on short-term and long-term debt. This interest expense was not recorded in our consolidated statements of operations and comprehensive loss prior to the transition date as the trusts were not consolidated.

Provision for Loan Losses and Provision for Guaranty Losses

Since the majority of our MBS trusts were consolidated at the transition date, the provision for loan losses recorded in periods after the transition date reflects the increase in the mortgage loans reported in our consolidated balance sheets. The provision for guaranty losses recorded in periods after the transition date reflects the subsequent decrease in unconsolidated trusts. The portion of the reserve for guaranty losses relating to loans in previously unconsolidated MBS trusts that were consolidated at the transition date was derecognized, and we recognized an allowance for loan losses as the loans are now reflected in our consolidated balance sheets.

Guaranty Fee Income

We do not recognize the guaranty fee income earned from consolidated trusts. Guaranty fees from consolidated trusts are reported as a component of interest income on mortgage loans. As our guaranty-related assets and liabilities pertaining to consolidated trusts were also eliminated, we no longer record amortization income or fair value adjustments related to these trusts. The guaranty fee income that continues to be recognized in our consolidated statements of operations and comprehensive loss relates to guarantees to unconsolidated trusts and other credit enhancements that we have provided.

Debt Extinguishment Gains (Losses)

Upon purchase of Fannie Mae MBS debt securities issued from a consolidated trust for our mortgage portfolio, we extinguish the related debt issued by the consolidated trust as we now own the debt securities instead of a third party. We record debt extinguishment gains or losses related to debt of consolidated trusts to the extent that the purchase price of the debt security does not equal the carrying value of the related consolidated debt reported in our consolidated balance sheets at the time of purchase.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In our structured securitization transactions, we earn fees for assisting lenders and dealers with the design and issuance of structured mortgage-related securities. The trusts created in these transactions have permitted activities that are similar to those for our lender swap and portfolio securitization transactions. The assets of these trusts may include mortgage-related securities and/or mortgage loans. The trusts created for Fannie Mae Mega securities issue single-class securities while the trusts created for REMIC, grantor trust and stripped mortgage-backed securities (“SMBS”) issue single-class and multi-class securities, the latter of which separate the cash flows from underlying assets into separately tradable interests. Our obligations and continued involvement in these trusts are similar to those described for lender swap and portfolio securitization transactions. We have securitized mortgage assets in structured transactions since 1986.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, we explored options to sell or otherwise transfer our LIHTC investments for value consistent with our mission. FHFA informed us that, after consultation with Treasury, generally we are not authorized to sell or transfer our LIHTC partnership interests. Some exceptions to this rule exist in very limited circumstances and, in most cases, only with FHFA consent. The carrying value of our LIHTC partnership investments was reduced to zero in the consolidated financial statements as of December 31, 2009, as we no longer had both the intent and ability to sell or otherwise transfer our LIHTC investments for value.

We recognized $61 million, $145 million and $5.9 billion for the years ended December 31, 2011, 2010 and 2009, respectively, of other-than-temporary impairment losses related to our limited partnerships in “Other expenses” in our consolidated statements of operations and comprehensive loss. We no longer recognize net operating losses or impairment on our LIHTC investments, since the carrying value was reduced to zero.

As of December 31, 2011, we have an obligation to fund $193 million in capital contributions related to our LIHTC investments. This obligation has been recorded as a component of “Other liabilities” in our consolidated balance sheets. As a result of our current tax position, we did not make any LIHTC investments in 2011 other than pursuant to existing prior commitments. We are not currently recognizing the tax benefits associated with the tax credits and net operating losses in our consolidated financial statements.

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

As of December 31, 2011, we consolidated certain VIEs that were not consolidated as of December 31, 2010, generally due to increases in the amount of the certificates issued by the entity that are held in our portfolio (for example, when we hold a substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating these entities, which had combined total assets of $4.1 billion in unpaid principal balance as of December 31, 2011, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.

As of December 31, 2011, we also deconsolidated certain VIEs that were consolidated as of December 31, 2010, generally due to decreases in the amount of the certificates issued by the entity that are held in our portfolio. As a result of deconsolidating these entities, which had combined total assets of $477 million in unpaid principal balance as of December 31, 2010, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our consolidated balance sheets.

Unconsolidated VIEs

We also have interests in VIEs that we do not consolidate because we are not deemed to be the primary beneficiary. These unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated VIEs as of December 31, 2011 and 2010, as well as our maximum exposure to loss and the total assets of those unconsolidated VIEs.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2011
	Mortgage- Backed Trusts	Asset- Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$69,101	$—	$—
Trading securities(1)	24,292	2,111	—
Other assets	271	—	145
Other liabilities	(1,347)	—	(153)

Net carrying amount	$92,317	$2,111	$(8)

Maximum exposure to loss(1)	$100,146	$2,111	$137
Total assets of unconsolidated VIEs(1)	$641,346	$256,845	$12,256

	As of December 31, 2010(2)
	Mortgage- Backed Trusts	Asset- Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$84,770	$—	$—
Trading securities(1)	24,021	5,321	—
Other assets	257	—	94
Other liabilities	(773)	—	(170)

Net carrying amount	$108,275	$5,321	$(76)

Maximum exposure to loss(1)	$111,004	$5,321	$319
Total assets of unconsolidated VIEs(1)	$740,387	$363,721	$13,102

(1)	Contains securities recognized in our consolidated balance sheets due to consolidation of certain multiclass resecuritization trusts.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation.

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the years ended December 31, 2011, 2010, and 2009 the unpaid principal balance of portfolio securitizations was $118.5 billion, $120.0 billion and $216.1 billion, respectively.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts.

	Fannie Mae Single-class MBS & Fannie Mae Megas	REMICS & SMBS
	(Dollars in millions)
As of December 31, 2011
Unpaid principal balance	$588	$12,697
Fair value	654	14,043
Weighted-average coupon	6.21%	5.86%
Weighted-average loan age	5.4 years	4.5 years
Weighted-average maturity	23.5 years	18.6 years

As of December 31, 2010
Unpaid principal balance	$63	$15,771
Fair value	68	16,745
Weighted-average coupon	6.58%	6.28%
Weighted-average loan age	4.2 years	4.4 years
Weighted-average maturity	25.6 years	22.0 years

For the years ended December 31, 2011, 2010, and 2009, the principal and interest received on retained interests was $3.0 billion, $3.5 billion and $9.7 billion, respectively.

Managed Loans

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that are delinquent as of December 31, 2011 and 2010.

	As of December 31,
	2011		2010
	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)
	(Dollars in millions)
Loans held for investment
Of Fannie Mae	$396,276	$122,392	$423,686	$141,342
Of consolidated trusts	2,570,339	24,893	2,565,347	34,080
Loans held for sale	312	57	964	127
Securitized loans	2,273	71	2,147	78

Total loans managed	$2,969,200	$147,413	$2,992,144	$175,627

(1)

Represents the unpaid principal balance of loans held for investment, loans held for sale and securitized loans for which we are no longer accruing interest and loans 90 days or more delinquent which are continuing to accrue interest.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Qualifying Sales of Portfolio Securitizations

The gain or loss on a portfolio securitization transaction that qualifies as a sale depends, in part, on the carrying amount of the financial assets sold. Prior to January 1, 2010, we allocated the carrying amount of the financial assets sold between the assets sold and the interests retained, if any, based on their relative fair value at the date of sale. Further, we recognized our recourse obligations at their full value at the date of sale, which reduced sale proceeds in the gain or loss calculation.

Subsequent to January 1, 2010, the majority of our portfolio securitization transactions do not qualify for sale treatment. We report the assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales in our consolidated balance sheets.

We recognize assets obtained and liabilities incurred in a portfolio securitization that qualifies for sale treatment at fair value. We recorded a net gain on securitizations from portfolio of $146 million, $26 million and $1.0 billion for the years ended December 31, 2011, 2010, and 2009, respectively. We recognize these amounts as a component of “Investment gains, net” in our consolidated statements of operations and comprehensive loss. Proceeds from the initial sale of securities from portfolio securitizations were $1.0 billion, $660 million, and $85.7 billion for the years ended December 31, 2011, 2010, and 2009, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our consolidated financial statements.

3.    Mortgage Loans

We own both single-family mortgage loans, which are secured by four or fewer residential dwelling units, and multifamily mortgage loans, which are secured by five or more residential dwelling units. We classify these loans as either HFI or HFS. We report HFI loans at the unpaid principal balance, net of unamortized premiums and discounts, other cost basis adjustments, and an allowance for loan losses. We report HFS loans at the lower of cost or fair value determined on a pooled basis, and record valuation changes in our consolidated statements of operations and comprehensive loss.

The following table displays our mortgage loans as of December 31, 2011 and 2010.

	As of December 31,
	2011			2010
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$319,496	$2,470,533	$2,790,029	$328,824	$2,490,623	$2,819,447
Multifamily	77,026	99,872	176,898	95,157	75,393	170,550

Total unpaid principal balance of mortgage loans	396,522	2,570,405	2,966,927	423,981	2,566,016	2,989,997
Cost basis and fair value adjustments, net	(16,143)	19,993	3,850	(16,498)	11,777	(4,721)
Allowance for loan losses for loans held for investment	(57,309)	(14,847)	(72,156)	(48,530)	(13,026)	(61,556)

Total mortgage loans	$323,070	$2,575,551	$2,898,621	$358,953	$2,564,767	$2,923,720

For the year ended December 31, 2011, we redesignated loans with a carrying value of $561 million from HFI to HFS. For the year ended December 31, 2010, we did not redesignate loans between HFI and HFS other than at the transition date. For the year ended December 31, 2009, we redesignated loans with a carrying value of $1.2 billion from HFS to HFI and loans with a carrying value of $8.5 billion from HFI to HFS.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of December 31, 2011 and 2010.

	As of December 31, 2011(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans Over 90 Days Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$43,516	$15,282	$80,712	$139,510	$2,341,646	$2,481,156	$111	$95,959
Government(4)	109	49	327	485	51,391	51,876	327	—
Alt-A	7,155	3,054	28,323	38,532	138,880	177,412	14	31,356
Other(5)	3,403	1,431	11,277	16,111	73,115	89,226	96	12,533

Total single-family	54,183	19,816	120,639	194,638	2,605,032	2,799,670	548	139,848
Multifamily(6)	210	NA	1,105	1,315	177,906	179,221	—	2,764

Total	$54,393	$19,816	$121,744	$195,953	$2,782,938	$2,978,891	$548	$142,612

	As of December 31, 2010(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans Over 90 Days Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$47,048	$18,055	$93,302	$158,405	$2,299,080	$2,457,485	$139	$110,758
Government(4)	125	58	371	554	51,930	52,484	354	—
Alt-A	8,547	4,097	37,557	50,201	156,951	207,152	21	41,566
Other(5)	3,785	1,831	15,290	20,906	84,473	105,379	80	17,022

Total single-family	59,505	24,041	146,520	230,066	2,592,434	2,822,500	594	169,346
Multifamily(6)	382	NA	1,132	1,514	171,000	172,514	—	1,012

Total	$59,887	$24,041	$147,652	$231,580	$2,763,434	$2,995,014	$594	$170,358

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

(4)

Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A. Primarily consists of reverse mortgages which due to their nature are not aged and are included in the current column.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Includes loans with higher-risk loan characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(6)	Multifamily loans 60-89 days delinquent are included in the seriously delinquent column.

The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of December 31, 2011 and 2010. The single-family credit quality indicator is updated quarterly.

	As of December 31,
	2011(1)(2)			2010(1)(2)
	Primary(3)	Alt-A	Other(4)	Primary(3)	Alt-A	Other(4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$1,464,348	$61,618	$23,414	$1,561,202	$79,305	$29,854
Greater than 80% and less than 90%	412,342	21,369	9,224	376,414	27,472	13,394
Greater than 90% and less than 100%	246,648	19,790	9,445	217,193	24,392	12,935
Greater than 100% and less than 110%	128,428	16,164	8,951	112,376	18,022	11,400
Greater than 110% and less than 120%	73,836	12,534	7,912	62,283	12,718	8,967
Greater than 120% and less than 125%	25,750	5,087	3,557	21,729	5,083	3,733
Greater than 125%	129,804	40,850	26,723	106,288	40,160	25,096

Total	$2,481,156	$177,412	$89,226	$2,457,485	$207,152	$105,379

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)

Excludes $51.9 billion and $52.5 billion as of December 31, 2011 and 2010, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of December 31, 2011 and 2010. The multifamily credit quality indicator is updated quarterly.

	As of December 31,
	2011(1)	2010(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Green	$131,740	$117,388
Yellow(3)	28,354	34,651
Orange	17,355	18,075
Red	1,772	2,400

Total	$179,221	$172,514

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)

Green (loan with acceptable risk); Yellow (loan with signs of potential weakness); Orange (loan with a well defined weakness that may jeopardize the timely full repayment); and Red (loan with a weakness that makes timely collection or liquidation in full more questionable based on existing conditions and values).

(3)	Includes approximately $6.9 billion and $9.7 billion of unpaid principal balance as of December 31, 2011 and 2010, respectively, classified due to no financial information.

Individually Impaired Loans

Individually impaired loans include TDRs, acquired credit-impaired loans, and other multifamily loans regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance, and related allowance as of December 31, 2011 and 2010 and interest income recognized and average recorded investment for the years ended December 31, 2011 and 2010 for individually impaired loans.

	As of December 31, 2011				For the Year Ended December 31, 2011
	Unpaid Principal Balance	Total Recorded Investment(1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Average Recorded Investment	Total Interest Income Recognized(2)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(3)	$116,825	$109,684	$29,598	$674	$100,797	$3,735	$733
Government(4)	258	258	67	8	229	12	—
Alt-A	34,318	31,516	11,121	268	29,561	982	186
Other (5)	16,181	15,363	5,353	99	14,431	435	90

Total single-family	167,582	156,821	46,139	1,049	145,018	5,164	1,009
Multifamily	2,832	2,855	718	32	2,430	103	5

Total individually impaired loans with related allowance recorded	170,414	159,676	46,857	1,081	147,448	5,267	1,014

With no related allowance recorded: (6)
Single-family:
Primary(3)	9,370	6,471	—	—	6,884	606	204
Government(4)	25	17	—	—	12	7	—
Alt-A	3,056	1,538	—	—	1,771	205	63
Other(5)	680	367	—	—	467	57	19

Total single-family	13,131	8,393	—	—	9,134	875	286
Multifamily	1,759	1,771	—	—	993	48	8

Total individually impaired loans with no related allowance recorded	14,890	10,164	—	—	10,127	923	294

Total individually impaired loans(7)	$185,304	$169,840	$46,857	$1,081	$157,575	$6,190	$1,308

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010				For the Year Ended December 31, 2010
	Unpaid Principal Balance	Total Recorded Investment(1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Average Recorded Investment	Total Interest Income Recognized(2)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(3)	$99,838	$93,024	$23,565	$772	$81,258	$3,314	$1,470
Government(4)	240	248	38	7	141	9	—
Alt-A	30,932	28,253	9,592	368	25,361	897	407
Other(5)	14,429	13,689	4,479	137	12,094	384	204

Total single-family	145,439	135,214	37,674	1,284	118,854	4,604	2,081
Multifamily	2,372	2,371	556	23	1,496	202	10

Total individually impaired loans with related allowance recorded	147,811	137,585	38,230	1,307	120,350	4,806	2,091

With no related allowance recorded:(6)
Single-family:
Primary(3)	10,586	7,237	—	—	7,860	336	55
Government(4)	19	13	—	—	11	8	—
Alt-A	3,600	1,884	—	—	2,091	121	20
Other(5)	879	512	—	—	589	36	7

Total single-family	15,084	9,646	—	—	10,551	501	82
Multifamily	789	811	—	—	642	71	5

Total individually impaired loans with no related allowance recorded	15,873	10,457	—	—	11,193	572	87

Total individually impaired loans(7)	$163,684	$148,042	$38,230	$1,307	$131,543	$5,378	$2,178

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)

Total single-family interest income recognized of $6.0 billion for the year ended December 31, 2011 consists of $4.5 billion of contractual interest and $1.6 billion of effective yield adjustments. Total single-family interest income recognized of $5.1 billion for the year ended December 31, 2010 consists of $3.9 billion of contractual interest and $1.3 billion of effective yield adjustments.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)

Includes single-family loans restructured in a TDR with a recorded investment of $161.9 billion and $140.1 billion as of December 31, 2011 and 2010, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $956 million and $939 million as of December 31, 2011 and 2010, respectively.

The average recorded investment in impaired loans was $13.3 billion for the year ended December 31, 2009. Interest income recognized on impaired loans was $532 million for the year ended December 31, 2009.

Troubled Debt Restructurings

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. As described in our “Summary of Significant Accounting Policies,” we account for these informal restructurings as a TDR if we defer more than three missed payments. The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the year ended December 31, 2011, the average term extension of a modified loan was 90 months and the average interest rate reduction was 2.95 percentage points.

As a result of adopting the new TDR accounting guidance, we reassessed all modifications, forbearance arrangements, and repayment plans that occurred on or after January 1, 2011 through June 30, 2011 that were not previously considered TDRs and for which the allowance for loan losses was measured on a collective basis (“the transition population”). As of September 30, 2011, the recorded investment related to restructurings in the transition population that were not previously considered TDRs was $2.3 billion and the individually impaired allowance for loan losses on this population was $605 million.

The following table displays the number of loans and recorded investment in loans restructured in a TDR for the year ended December 31, 2011.

	For the Year Ended December 31, 2011
	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family
Primary(2)	160,227	$28,329
Government(3)	497	86
Alt-A	33,416	7,108
Other(4)	14,724	3,644

Total single-family	208,864	39,167
Multifamily	47	223

Total troubled debt restructurings	208,911	$39,390

(1)

Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable. Based on the nature of our modification programs, which do not include principal or interest forgiveness, there is not a material difference between the recorded investment in our loans pre- and post- modification, therefore amounts represent recorded investment post-modification.

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

The following table displays the number of loans and recorded investment in loans restructured in a TDR that had a payment default for the year ended December 31, 2011 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale, single-family loans with completed modifications that are two or more months delinquent during the period or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Year Ended December 31, 2011
	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family
Primary(2)	66,088	$11,585
Government(3)	376	95
Alt-A	14,223	3,045
Other(4)	6,843	1,670

Total single-family	87,530	16,395
Multifamily	8	49

Total TDRs that subsequently defaulted	87,538	$16,444

(1)

Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable. Represents our recorded investment in the loan at time of payment default.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans Acquired in a Transfer

We acquired delinquent loans from unconsolidated trusts and long-term standby commitments with an unpaid principal balance plus accrued interest of $192 million, $279 million and $36.4 billion for the years ended December 31, 2011, 2010, and 2009, respectively. The following table displays the outstanding unpaid principal balance and accrued interest receivable, carrying amount by accrual status of acquired credit-impaired loans as of December 31, 2011 and 2010, excluding loans that were modified as TDRs subsequent to their acquisition from MBS trusts.

	As of December 31,
	2011	2010
	(Dollars in millions)
Outstanding contractual balance	$5,029	$8,519

Carrying amount:(1)
Loans on accrual status	$1,660	$2,029
Loans on nonaccrual status	1,225	2,449

Total carrying amount of loans	$2,885	$4,478

(1)	Carrying amount consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, impairment and accrued interest receivable.

The following table displays details on acquired credit-impaired loans at their acquisition dates for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Contractually required principal and interest payments at acquisition(1)	$272	$321	$39,197
Nonaccretable difference	157	154	9,234

Cash flows expected to be collected at acquisition(1)	115	167	29,963
Accretable yield	42	76	13,852

Initial investment in acquired credit-impaired loans at acquisition	$73	$91	$16,111

(1)	Contractually required principal and interest payments at acquisition and cash flows expected to be collected at acquisition are adjusted for the estimated timing and amount of prepayments.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays activity for the accretable yield of all outstanding acquired credit-impaired loans for the years ended December 31, 2011, 2010 and 2009. Accreted effective interest is shown for only those loans that we were still accounting for as acquired credit-impaired loans for the respective periods.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Beginning balance, January 1	$2,412	$10,117	$1,559
Additions	42	76	13,852
Accretion	(269)	(314)	(215)
Reductions(1)	(833)	(6,067)	(13,693)
Changes in estimated cash flows(2)	165	(1,163)	8,729
Reclassifications to nonaccretable difference(3)	(51)	(237)	(115)

Ending balance, December 31	$1,466	$2,412	$10,117

(1)	Reductions are the result of liquidations and loan modifications due to TDRs.

(2)	Represents changes in expected cash flows due to changes in prepayment and other assumptions.

(3)	Represents changes in expected cash flows due to changes in credit quality or credit assumptions.

The following table displays interest income recognized and the impact to the “Provision for loan losses” related to loans that are still being accounted for as acquired credit-impaired loans, as well as loans that have been subsequently modified as a TDR, for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Accretion of fair value discount(1)	$1,031	$1,024	$405
Interest income on loans returned to accrual status or subsequently modified as TDRs	1,026	1,148	214

Total interest income recognized on acquired credit-impaired loans	$2,057	$2,172	$619

Increase in “Provision for loan losses” subsequent to the acquisition of credit-impaired loans	$710	$963	$691

(1)	Represents accretion of the fair value discount that was recorded on acquired credit-impaired loans.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining the adequacy of our allowance for loan losses and reserve for guaranty losses is complex and requires judgment about the effect of matters that are inherently uncertain.

Upon recognition of the mortgage loans held by newly consolidated trusts and the associated accrued interest receivable at the transition date of our adoption of the consolidation accounting guidance on January 1, 2010, we increased our “Allowance for loan losses” by $43.6 billion, increased our “Allowance for accrued interest receivable” by $7.0 billion and decreased our “Reserve for guaranty losses” by $54.1 billion. The net decrease of $3.5 billion reflects the difference in the methodology used to estimate incurred losses for our allowance for loan losses and accrued interest receivable versus our reserve for guaranty losses.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses

The following table displays changes in both single-family and multifamily allowance for loan losses for the years ended December 31, 2011 and 2010 and the total allowance for loan losses for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011			2010			2009
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance, January 1	$47,377	$12,603	$59,980	$6,721	$1,749	$8,470
Adoption of consolidation accounting guidance	—	—	—	—	43,170	43,170
Provision for loan losses	13,940	11,683	25,623	12,923	11,592	24,515
Charge-offs(1)(2)	(19,026)	(1,772)	(20,798)	(15,438)	(7,026)	(22,464)
Recoveries	3,636	1,636	5,272	1,913	1,164	3,077
Transfers(3)	9,901	(9,901)	—	44,599	(44,599)	—
Other(4)	466	90	556	(3,341)	6,553	3,212

Ending balance, December 31	$56,294	$14,339	$70,633	$47,377	$12,603	$59,980

Multifamily allowance for loan losses:
Beginning balance, January 1	$1,153	$423	$1,576	$1,357	$98	$1,455
Adoption of consolidation accounting guidance	—	—	—	—	406	406
Provision for loan losses	140	151	291	144	43	187
Charge-offs(2)	(372)	—	(372)	(414)	—	(414)
Transfers(3)	79	(79)	—	115	(115)	—
Other(4)	15	13	28	(49)	(9)	(58)

Ending balance, December 31	$1,015	$508	$1,523	$1,153	$423	$1,576

Total allowance for loan losses:
Beginning balance, January 1	$48,530	$13,026	$61,556	$8,078	$1,847	$9,925	$2,772
Adoption of consolidation accounting guidance	—	—	—	—	43,576	43,576	—
Provision for loan losses	14,080	11,834	25,914	13,067	11,635	24,702	9,569
Charge-offs(1)(2)	(19,398)	(1,772)	(21,170)	(15,852)	(7,026)	(22,878)	(2,245)
Recoveries	3,636	1,636	5,272	1,913	1,164	3,077	214
Transfers(3)	9,980	(9,980)	—	44,714	(44,714)	—	—
Other(4)	481	103	584	(3,390)	6,544	3,154	(385)

Ending balance, December 31(5)(6)	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556	$9,925

(1)

While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Accordingly, charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)

Total charge-offs include accrued interest of $1.4 billion, $2.4 billion and $1.5 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Single-family charge-offs include accrued interest of $1.4 billion and $2.3 billion for the years ended December 31, 2011 and 2010, respectively. Multifamily charge-offs include accrued interest of $46 million and $64 million for the years ended December 31, 2011 and 2010, respectively.

(3)	Includes transfers from trusts for delinquent loan purchases.

(4)

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

(5)	Total allowance for loan losses includes $375 million, $385 million, and $726 million as of December 31, 2011, 2010, and 2009, respectively, for acquired credit-impaired loans.

(6)	Total single-family allowance for loan losses was $8.5 billion as of December 31, 2009. Total multifamily allowance for loan losses was $1.4 billion as of December 31, 2009.

As of December 31, 2011, the allowance for accrued interest receivable for loans of Fannie Mae was $2.2 billion and for loans of consolidated trusts was $336 million. As of December 31, 2010, the allowance for accrued interest receivable for loans of Fannie Mae was $3.0 billion and for loans of consolidated trusts was $439 million.

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of December 31, 2011 and 2010.

	As of December 31,
	2011			2010
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans	$45,765	$717	$46,482	$37,296	$549	$37,845
Collectively reserved loans	24,494	805	25,299	22,306	1,020	23,326
Acquired credit-impaired loans	374	1	375	378	7	385

Total allowance for loan losses	$70,633	$1,523	$72,156	$59,980	$1,576	$61,556

Recorded investment in loans by segment:(1)
Individually impaired loans	$161,942	$4,579	$166,521	$140,062	$3,074	$143,136
Collectively reserved loans	2,634,456	174,595	2,809,051	2,677,640	169,332	2,846,972
Acquired credit-impaired loans	3,272	47	3,319	4,798	108	4,906

Total recorded investment in loans	$2,799,670	$179,221	$2,978,891	$2,822,500	$172,514	$2,995,014

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and “Allowance for loan losses,” $266 million as a reduction to “Foreclosed property expense” and $142 million as receipt of amounts receivable due to the rescission of mortgage insurance coverage included in “Other Assets.”

The agreement substantially resolved or addressed then outstanding repurchase requests on loans sold to us by Countrywide and permits us to bring claims for any additional breaches of our representations and warranties that are identified with respect to some of those loans. We continue to work with Bank of America to resolve repurchase requests that remain outstanding, including requests relating to loans delivered to us by Bank of America, N.A. For additional information regarding outstanding repurchase requests, refer to “Note 17, Concentrations of Credit Risk.”

The year ended December 31, 2010 includes an out-of-period adjustment of $1.1 billion to our consolidated statement of operations and comprehensive loss reflecting our assessment of the collectibility of receivables from our borrowers. We identified that for a portion of our delinquent loans we had not estimated and recorded our obligation to reimburse servicers for advances they made on our behalf for preforeclosure property taxes and insurance. We also did not record a receivable from borrowers for these payments or assess the collectibility of that receivable.

Reserve for Guaranty Losses

The following table displays changes in the reserve for guaranty losses for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Reserve for guaranty losses:
Beginning balance, January 1	$323	$54,430	$21,830
Adoption of consolidation accounting guidance	—	(54,103)	—
Provision for guaranty losses	804	194	63,057
Charge-offs(1)(2)	(138)	(203)	(31,142)
Recoveries	5	5	685

Ending balance, December 31	$994	$323	$54,430

(1)

Includes charges of $228 million for the year ended December 31, 2009 related to unsecured HomeSaver Advance loans. There were no charges related to unsecured HomeSaver Advance loans for the years ended December 31, 2011 and 2010, respectively.

(2)

Includes charges recorded at the date of acquisition of $116 million, $180 million and $20.3 billion for the years ended December 31, 2011, 2010 and 2009, respectively, for acquired credit-impaired loans where the acquisition cost exceeded the fair value of the acquired loan.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our consolidated statements of operations and comprehensive loss. The following table displays our investments in trading securities and the cumulative amount of net losses recognized from holding these securities as of December 31, 2011 and 2010.

	As of December 31,
	2011	2010
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$7,424	$7,398
Freddie Mac	2,732	1,326
Ginnie Mae	287	590
Alt-A private-label securities	1,349	1,683
Subprime private-label securities	1,280	1,581
CMBS	10,411	10,764
Mortgage revenue bonds	724	609
Other mortgage-related securities	143	152

Total	24,350	24,103

Non-mortgage-related securities:
U.S. Treasury securities	47,737	27,432
Asset-backed securities	2,111	5,321

Total	49,848	32,753

Total trading securities	$74,198	$56,856

Losses in trading securities held in our portfolio, net	$1,787	$2,149

The following table displays information about our net trading gains and losses for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Net trading gains (losses):
Mortgage-related securities	$274	$2,607	$2,457
Non-mortgage-related securities	(8)	85	1,287

Total	$266	$2,692	$3,744

Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$268	$2,485	$1,974
Non-mortgage-related securities	(1)	56	1,146

Total	$267	$2,541	$3,120

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities

We measure AFS securities at fair value with unrealized gains and losses recorded as a component of “Other comprehensive (loss) income,” net of tax, and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our consolidated statements of operations and comprehensive loss.

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Gross realized gains	$182	$566	$4,521
Gross realized losses	90	293	3,080
Total proceeds(1)	2,152	7,207	226,664

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”

The following tables display the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of December 31, 2011 and 2010.

	As of December 31, 2011
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$15,486	$1,381	$(3)	$(14)	$16,850
Freddie Mac	11,906	917	—	—	12,823
Ginnie Mae	775	127	—	—	902
Alt-A private-label securities	13,314	233	(1,618)	(246)	11,683
Subprime private-label securities	9,556	17	(1,534)	(453)	7,586
CMBS(4)	13,949	181	—	(104)	14,026
Mortgage revenue bonds	10,172	202	(56)	(64)	10,254
Other mortgage-related securities	3,687	92	(39)	(282)	3,458

Total	$78,845	$3,150	$(3,250)	$(1,163)	$77,582

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$21,428	$1,453	$(9)	$(44)	$22,828
Freddie Mac	15,986	1,010	—	—	16,996
Ginnie Mae	909	130	—	—	1,039
Alt-A private-label securities	15,789	177	(1,791)	(285)	13,890
Subprime private-label securities	11,323	54	(997)	(448)	9,932
CMBS(4)	15,273	25	—	(454)	14,844
Mortgage revenue bonds	11,792	47	(64)	(734)	11,041
Other mortgage-related securities	4,098	106	(44)	(338)	3,822

Total	$96,598	$3,002	$(2,905)	$(2,303)	$94,392

(1)

Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments (“OTTI”) recognized in our consolidated statements of operations and comprehensive loss.

(2)

Represents the noncredit component of other-than-temporary impairment losses recorded in “Accumulated other comprehensive loss” as well as cumulative changes in fair value for securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $686 million and $848 million as of December 31, 2011 and 2010, respectively, of increase to the carrying amount from previous fair value hedge accounting.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of December 31, 2011 and 2010.

	As of December 31, 2011
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(4)	$519	$(13)	$208
Alt-A private-label securities	(133)	1,414	(1,731)	6,525
Subprime private-label securities	(73)	471	(1,914)	6,686
CMBS	(20)	1,458	(84)	2,790
Mortgage revenue bonds	(4)	114	(116)	1,971
Other mortgage-related securities	(21)	547	(300)	1,588

Total	$(255)	$4,523	$(4,158)	$19,768

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(35)	$1,461	$(18)	$211
Alt-A private-label securities	(104)	1,915	(1,972)	9,388
Subprime private-label securities	(47)	627	(1,398)	8,493
CMBS	(15)	1,774	(439)	10,396
Mortgage revenue bonds	(206)	5,009	(592)	3,129
Other mortgage-related securities	(2)	262	(380)	2,014

Total	$(409)	$11,048	$(4,799)	$33,631

Other-Than-Temporary Impairments

We recognize the credit component of other-than-temporary impairments of our debt securities in “Net other-than-temporary impairments” and the noncredit component in “Other comprehensive (loss) income” in our consolidated statements of operations and comprehensive loss for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. $4.2 billion of the $4.4 billion of gross unrealized losses on AFS securities as of December 31, 2011 have existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of December 31, 2011 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive loss.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of December 31, 2011 that was 83% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

In the three months ended December 31, 2011, we identified an error in the rate used to calculate interest income and other-than-temporary impairments on AFS securities, which resulted in an overstatement of income and amortized cost. We have evaluated the effects of this misstatement, both quantitatively and qualitatively, and concluded that the misstatement is not material to our 2011 loss or to any prior consolidated financial statements.

To correct the above misstatement, we recorded an out-of-period adjustment of $506 million comprised of $727 million to reduce “Interest Income: Available-for-sale securities” offset by a $221 million reduction to “Other-than-temporary impairments” in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2011.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays our net other-than-temporary impairments by major security type recognized in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011	2010(1)	2009(1)
	(Dollars in millions)
Alt-A private-label securities	$563	$327	$3,956
Subprime private-label securities	(303)	368	5,660
Other	48	27	245

Net other-than-temporary impairments	$308	$722	$9,861

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

For the year ended December 31, 2011, we recorded net other-than-temporary impairment of $308 million. The net other-than-temporary impairment charges recorded in the year ended December 31, 2011 were primarily driven by an increase in collateral losses on certain Alt-A private-label securities, which resulted in a decrease in the present value of our cash flow projections on these Alt-A private-label securities, offset by the out-of-period adjustment of $221 million as discussed above.

The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2011 and 2010. A related unrealized non-credit component has been recognized in “Other comprehensive (loss) income.”

	For the Year Ended December 31,
	2011	2010
	(Dollars in millions)
Balance, January 1	$8,215	$8,191
Additions for the credit component on debt securities for which OTTI was not previously recognized	23	29
Additions for credit losses on debt securities for which OTTI was previously recognized	285	693
Reductions for securities no longer in portfolio at period end	(7)	(154)
Additions (reductions) for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities(1)	399	(544)

Balance, December 31	$8,915	$8,215

(1)	Amount includes out-of-period adjustment of $727 million in 2011 due to an overstatement of income and amortized cost.

As of December 31, 2011, those debt securities with other-than-temporary impairment for which we recognized in our consolidated statements of operations and comprehensive loss only the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We have recorded other-than-temporary impairments for the year ended December 31, 2011 based on this analysis, with amounts related to credit loss recognized in our consolidated statements of operations and comprehensive loss. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

The following table displays the modeled attributes, including default rates and severities, which are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. Assumption of voluntary prepayment rates is also an input to the present value of expected losses.

	As of December 31, 2011
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$1,642	$479	$3,369	$487	$2,242
Weighted average collateral default(1)	38.8%	37.8%	11.1%	32.1%	16.6%
Weighted average collateral severities(2)	61.1	54.0	49.4	43.6	40.5
Weighted average voluntary prepayment rates(3)	6.2	11.0	12.6	9.2	12.7
Average credit enhancement(4)	51.3	15.5	12.1	22.5	10.4
2005
Unpaid principal balance	$170	$1,297	$1,171	$525	$2,325
Weighted average collateral default(1)	71.7%	56.1%	40.1%	53.7%	38.8%
Weighted average collateral severities(2)	72.9	61.6	64.4	59.5	48.8
Weighted average voluntary prepayment rates(3)	2.2	6.3	8.9	7.3	9.1
Average credit enhancement(4)	65.8	23.4	1.3	16.9	5.1
2006
Unpaid principal balance	$11,532	$1,192	$518	$1,576	$1,662
Weighted average collateral default(1)	76.9%	68.9%	40.9%	59.0%	32.5%
Weighted average collateral severities(2)	73.4	64.1	65.8	59.1	51.4
Weighted average voluntary prepayment rates(3)	2.1	3.7	8.0	6.3	9.8
Average credit enhancement(4)	17.3	17.3	1.6	1.5	0.3
2007 & After:
Unpaid principal balance	$602	$—	$—	$—	$117
Weighted average collateral default(1)	77.9%	N/A	N/A	N/A	40.7%
Weighted average collateral severities(2)	68.0	N/A	N/A	N/A	59.6
Weighted average voluntary prepayment rates(3)	1.7	N/A	N/A	N/A	9.0
Average credit enhancement(4)	33.3	N/A	N/A	N/A	25.9
Total
Unpaid principal balance	$13,946	$2,968	$5,058	$2,588	$6,346
Weighted average collateral default(1)	72.4%	58.3%	20.9%	52.8%	29.3%
Weighted average collateral severities(2)	71.8	61.4	54.6	56.3	46.7
Weighted average voluntary prepayment rates(3)	2.6	6.0	11.3	7.0	10.5
Average credit enhancement(4)	22.6	19.7	8.5	8.6	6.1

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For mortgage revenue bonds, where we cannot utilize credit-sensitized cash flows, we perform a qualitative and quantitative analysis to assess whether a bond is other-than-temporarily impaired. If a bond is deemed to be other-than-temporarily impaired, the projected contractual cash flows of the security are reduced by a default loss amount based on the security’s lowest credit rating as provided by the major nationally recognized statistical rating organizations. The lower the security’s credit rating, the larger the amount by which the contractual cash flows are reduced. These adjusted cash flows are then used in the present value calculation to determine the credit portion of the other-than-temporary impairment. While we have recognized other-than-temporary impairment on these bonds, we expect to realize no credit losses on the vast majority of our holdings due to the inherent financial strength of the issuers, or in some cases, the amount of external credit support from mortgage collateral or financial guarantees. The fair values of these bonds are impacted by the low levels of market liquidity and greater expected yield, which has led to unrealized losses in the portfolio that we deem to be temporary.

Other mortgage-related securities include manufactured housing securities, some of which have been other-than-temporarily impaired in 2011. For manufactured housing securities, we utilize models that incorporate recent historical performance information and other relevant public data to run cash flows and assess for other-than-temporary impairment. Given the significant seasoning of these securities we expect that the future performance will be in line with how the securities are currently performing. We model securities assuming the benefit of those external financial guarantees that are deemed creditworthy. If we determined that securities were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or, if a loss was projected, that present value of expected cash flows was greater than the security’s cost basis.

We analyzed commercial mortgage-backed securities (“CMBS”) using a CMBS loss forecast model that incorporates a loan level loss forecast. This forecast takes into account loan performance, loan status, loan attributes, structures, metropolitan area, property type and macroeconomic expectations. Given the current high level of credit enhancement and collateral loss expectations, no single bond is expected to experience a principal write-down or interest shortfall. Our CMBS loss forecast expectations may change as macroeconomic conditions and the commercial real estate market evolve. As of December 31, 2011, we had no other-than-temporary impairments in our holdings of CMBS as we projected the remaining subordination to be more than sufficient to absorb the level of projected losses. While downgrades have occurred in this sector, all of our holdings remained investment grade as of December 31, 2011.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of December 31, 2011. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of December 31, 2011
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$15,486	$16,850	$—	$—	$22	$23	$1,810	$1,924	$13,654	$14,903
Freddie Mac	11,906	12,823	1	1	43	45	1,222	1,316	10,640	11,461
Ginnie Mae	775	902	—	—	1	1	5	5	769	896
Alt-A private-label securities	13,314	11,683	—	—	1	1	235	239	13,078	11,443
Subprime private-label securities	9,556	7,586	—	—	—	—	—	—	9,556	7,586
CMBS	13,949	14,026	62	64	8,469	8,581	5,116	5,099	302	282
Mortgage revenue bonds	10,172	10,254	63	64	351	361	751	766	9,007	9,063
Other mortgage-related securities	3,687	3,458	—	—	—	—	—	13	3,687	3,445

Total	$78,845	$77,582	$126	$129	$8,887	$9,012	$9,139	$9,362	$60,693	$59,079

Weighted average yield(1)	4.67%		5.39%		4.18%		4.64%		4.75%

(1)

Yields are determined by dividing interest income (including the amortization and accretion of premiums, discounts and other cost basis adjustments) by amortized cost balances as of year-end. Yields on tax exempt obligations have been computed on a tax equivalent basis. Interest income excludes out-of-period adjustment of $727 million.

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of December 31, 2011, 2010 and 2009.

	As of December 31,
	2011	2010(1)	2009
	(Dollars in millions)
Net unrealized gains on available-for-sale securities for which we have not recorded other-than-temporary impairment, net of tax	$1,152	$304	$1,337
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment, net of tax	(1,953)	(1,736)	(3,059)
Other losses	(434)	(250)	(10)

Accumulated other comprehensive loss	$(1,235)	$(1,682)	$(1,732)

(1)	Includes a net increase of $3.4 billion from the adoption of the new accounting guidance.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Financial Guarantees

We generate revenue by absorbing the credit risk of mortgage loans in unconsolidated trusts in exchange for a guaranty fee. We also provide credit enhancements on taxable or tax-exempt mortgage revenue bonds issued by state and local governmental entities to finance multifamily housing for low- and moderate-income families. Additionally, we issue long-term standby commitments that generally require us to purchase loans from lenders if the loans meet certain delinquency criteria.

For our guarantees to unconsolidated trusts and other guaranty arrangements, we recognize a guaranty obligation for our obligation to stand ready to perform on these guarantees. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loan of the related securities. The contractual terms of our guarantees range from 30 days to 40 years. However, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans. For those guarantees recognized in our consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $59.4 billion and $52.4 billion as of December 31, 2011 and 2010, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our consolidated balance sheets was $14.1 billion and $12.6 billion as of December 31, 2011 and 2010, respectively. In addition, we had exposure of $9.3 billion and $10.3 billion for other guarantees not recognized in our consolidated balance sheets as of December 31, 2011 and 2010, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our consolidated balance sheets was $4.0 billion and $3.9 billion as of December 31, 2011 and 2010, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.

For single family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market loan-to-value ratios.

For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans 60 days or more past due, of loans that have higher risk characteristics, to determine the overall credit quality indicator, including original debt service coverage ratios (“DSCR”) on loans below 1.10 as well as current DSCR on loans below 1.0 and high original and current estimated loan to value ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.

For single and multifamily loans, we use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to reflect the current risk of loans with these higher-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of December 31, 2011 and 2010.

	As of December 31, 2011(1)			As of December 31, 2010(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.98%	0.73%	4.47%	2.19%	0.89%	5.37%
Percentage of single-family conventional loans(4)	2.17	0.74	3.91	2.32	0.87	4.48

	As of December 31,
	2011(1)		2010(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(4)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(4)
Estimated mark-to-market loan-to-value ratio:
Less than 100%	82%	2.24%	84%	2.62%
100.01% to 110%	6	8.73	5	11.60
110.01% to 120%	4	11.37	3	14.74
120.01% to 125%	1	13.25	1	16.86
Greater than 125%	7	19.08	7	24.71
Geographical distribution:
Arizona	2	3.65	2	6.23
California	19	2.46	18	3.89
Florida	6	11.80	7	12.31
Nevada	1	7.42	1	10.66
Select Midwest states(5)	10	4.39	11	4.80
All other states	62	3.18	61	3.46
Product distribution (not mutually exclusive):(6)
Alt-A	7	12.43	8	13.87
Subprime	*	23.18	*	28.20
Negatively amortizing adjustable rate	*	7.57	*	9.02
Interest only	4	15.27	6	17.85
Investor property	6	4.20	6	4.79
Condo/Coop	9	4.59	9	5.37
Original loan-to-value ratio >90%(7)	10	8.08	10	10.04
FICO credit score <620(7)	3	13.47	4	14.63
Original loan-to-value ratio >90% and FICO credit score <620(7)	1	18.67	1	21.41
Vintages:
2005	7	7.27	9	7.20
2006	7	11.81	8	12.19
2007	10	12.62	12	13.24
2008	7	5.64	9	4.88
All other vintages	69	1.59	62	1.73

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)

Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of December 31, 2011 and 2010.

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

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

(6)	Categories are not mutually exclusive. Loans with multiple product features are included in all applicable categories.

(7)	Includes housing goals-oriented products such as MyCommunityMortgage® and Expanded Approval.®

	As of December 31,
	2011(1)(2)		2010(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.11%	0.59%	0.21%	0.71%

	As of December 31,
	2011(1)(2)		2010(1)(2)
	Percentage of Multifamily Guaranty Book of Business	Percentage Seriously Delinquent(3)	Percentage of Multifamily Guaranty Book of Business	Percentage Seriously Delinquent(3)
Original loan-to-value ratio:
Greater than 80%	5%	2.51%	5%	0.59%
Less than or equal to 80%	95	0.49	95	0.71
Original debt service coverage ratio:
Less than or equal to 1.10	8	0.24	9	0.27
Greater than 1.10	92	0.62	91	0.75
Current debt service coverage ratio:
Less than 1.0(4)	7	3.66	10	4.25
Acquisition loan size distribution:
Less than or equal to $750,000	2	1.24	2	1.61
Greater than $750,000 and less than or equal to $3 million	11	1.04	12	1.17
Greater than $3 million and less than or equal to $5 million	9	0.66	9	0.88
Greater than $5 million and less than or equal to $25 million	42	0.64	42	0.88
Greater than $25 million	36	0.33	35	0.24
Maturing dates:
Maturing in 2012	5	0.59	7	0.42
Maturing in 2013	9	0.43	11	0.54
Maturing in 2014	8	0.82	8	0.67
Maturing in 2015	9	0.57	9	0.57
Maturing in 2016	9	0.78

(1)

Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of December 31, 2011 and 2010 excluding loans that have been defeased.

(2)

Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of the periods indicated.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)

Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 6 to 18 months as they prepare their results in the normal course of business.

Guaranty Obligations

The following table displays changes in our guaranty obligations recognized in “Other liabilities” in our consolidated balance sheets for the years ended December 31, 2011, 2010, and 2009. We derecognized the majority of our guaranty obligations and deferred profit from our consolidated balance sheets on January 1, 2010 upon adoption of the consolidation accounting guidance.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Beginning balance, January 1	$769	$13,996	$12,147
Adoption of consolidation accounting guidance	—	(13,320)	—
Additions to guaranty obligations(1)	212	225	7,577
Amortization of guaranty obligations into guaranty fee income	(170)	(132)	(5,260)
Impact of consolidation activity(2)	—	—	(468)

Ending balance, December 31	$811	$769	$13,996

(1)	Represents the fair value of our contractual obligation at issuance of new guarantees.

(2)	Represents the derecognition of guaranty obligations during the period due to consolidations excluding the impact of adopting the consolidation accounting guidance.

Deferred profit is a component of guaranty obligations in “Other liabilities” in our consolidated balance sheets and is included in the table above. Deferred profit had a carrying amount of $31 million and $35 million as of December 31, 2011 and 2010, respectively. We recognized deferred profit amortization of $4 million, $6 million and $830 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table displays changes in guaranty assets recognized in “Other assets” in our consolidated balance sheets for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Beginning balance, January 1	$457	$8,356	$7,043
Adoption of consolidation accounting guidance	—	(8,014)	—
Fair value of expected cash flows at issuance for new guaranteed Fannie Mae MBS issuance	149	182	4,135
Net change in fair value of guaranty assets from portfolio securitizations	2	(1)	511
Impact of amortization on guaranty contracts	(72)	(59)	(2,719)
Other-than-temporary impairments	(33)	(7)	(347)
Impact of consolidation of MBS trusts(1)	—	—	(267)

Ending balance, December 31	$503	$457	$8,356

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Represents the derecognition of guaranty assets during the period due to consolidations excluding the impact of adopting the consolidation accounting guidance.

Fannie Mae MBS Included in Investments in Securities

For Fannie Mae MBS included in “Investments in securities” in our consolidated balance sheets, we do not eliminate or extinguish the guaranty arrangement because it is a contractual arrangement with the unconsolidated MBS trusts. We determine the fair value of Fannie Mae MBS based on observable market prices because most Fannie Mae MBS are actively traded. Fannie Mae MBS receive high credit quality ratings primarily because of our guaranty. Absent our guaranty, Fannie Mae MBS would be subject to the credit risk on the underlying loans. We continue to recognize a guaranty obligation and a reserve for guaranty losses associated with these securities because we carry these securities in our consolidated financial statements as guaranteed Fannie Mae MBS. The fair value of the guaranty obligation, net of deferred profit, associated with Fannie Mae MBS included in “Investments in securities” approximates the fair value of the credit risk that exists on these Fannie Mae MBS absent our guaranty. The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.2 billion and $2.0 billion as of December 31, 2011 and 2010, respectively.

7.    Acquired Property, Net

Acquired property, net consists of held for sale foreclosed property received in full satisfaction of a loan net of a valuation allowance for declines in the fair value of foreclosed properties after initial acquisition. We classify as held for sale those properties that we intend to sell and are actively marketed for sale. The following table displays the activity in acquired property and the related valuation allowance for the years ended December 31, 2011, 2010 and 2009.

	Acquired Property	Valuation Allowance(1)	Acquired Property, Net
	(Dollars in millions)
Balance, January 1, 2009	$8,040	$(1,122)	$6,918
Additions	14,165	(79)	14,086
Disposals	(12,489)	1,379	(11,110)
Write-downs, net of recoveries	—	(752)	(752)

Balance, December 31, 2009	9,716	(574)	9,142
Additions	25,982	(783)	25,199
Disposals	(17,644)	1,407	(16,237)
Write-downs, net of recoveries	—	(1,931)	(1,931)

Balance, December 31, 2010	18,054	(1,881)	16,173
Additions	18,599	(550)	18,049
Disposals	(24,252)	2,635	(21,617)
Write-downs, net of recoveries	—	(1,232)	(1,232)

Balance, December 31, 2011	$12,401	$(1,028)	$11,373

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We classify as held for use those properties that we do not intend to sell or that are not ready for immediate sale in their current condition, which are reflected in “Other assets” in our consolidated balance sheets. The following table displays the activity and carrying amount of acquired properties held for use for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Beginning balance, January 1	$889	$44	$11
Transfers in from held for sale, net and additions	1,045	977	45
Transfers to held for sale, net	(547)	(64)	(11)
Depreciation, asset write-downs, and other	(552)	(68)	(1)

Ending balance, December 31	$835	$889	$44

8.    Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of December 31, 2011 and 2010.

	As of December 31,
	2011		2010
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$—	—%	$52	2.20%

Fixed-rate short-term debt:
Discount notes(3)	$146,301	0.13%	$151,500	0.32%
Foreign exchange discount notes(4)	371	1.88	384	2.43
Other(5)	80	0.04	—	—

Total short-term debt of Fannie Mae	146,752	0.13	151,884	0.32
Debt of consolidated trusts	4,973	0.09	5,359	0.23

Total short-term debt	$151,725	0.13%	$157,243	0.32%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

(2)	Represents agreements to repurchase securities from banks with excess reserves on a particular day for a specified price, with repayment generally occurring on the following day.

(3)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

(4)

Represents foreign exchange discount notes we issue in the Euro commercial paper market with maturities ranging from 5 to 360 days which enable investors to hold short-term investments in different currencies. We do not incur foreign exchange risk on these transactions, as we simultaneously enter into foreign currency swaps that have the effect of converting debt that we issue in foreign denominated currencies into U.S. dollars.

(5)	Includes foreign exchange discount notes denominated in U.S. dollars.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of December 31, 2011 and 2010. We had no borrowings outstanding from these lines of credit as of December 31, 2011.

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of December 31, 2011 and 2010.

	As of December 31,
	2011			2010
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2012 - 2030	$277,146	2.81%	2011 - 2030	$300,344	3.20%
Medium-term notes(2)	2012 - 2021	176,886	1.61	2011 - 2020	199,266	2.13
Foreign exchange notes and bonds	2021 - 2028	662	5.44	2017 - 2028	1,177	6.21
Other(3)(4)	2012 - 2040	50,912	5.29	2011 - 2040	44,893	5.64

Total senior fixed		505,606	2.64		545,680	3.02
Senior floating:
Medium-term notes(2)	2012 - 2016	71,855	0.32	2011 - 2015	72,039	0.31
Other(3)(4)	2020 - 2037	420	8.01	2020 - 2037	386	4.92

Total senior floating		72,275	0.35		72,425	0.34
Subordinated fixed:
Qualifying subordinated(5)	2012 - 2014	4,894	5.08	2011 - 2014	7,392	5.47
Subordinated debentures	2019	2,917	9.91	2019	2,663	9.91

Total subordinated fixed		7,811	6.88		10,055	6.65

Total long-term debt of Fannie Mae(6)		585,692	2.42		628,160	2.77
Debt of consolidated trusts(4)	2012 -2051	2,452,455	4.18	2011 - 2051	2,411,597	4.59

Total long-term debt		$3,038,147	3.84%		$3,039,757	4.22%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes long-term debt that is not included in other debt categories.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)	Reported amounts include a net discount and other cost basis adjustments of $9.2 billion and $12.4 billion as of December 31, 2011 and 2010, respectively.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt of Consolidated Trusts

Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders.

Characteristics of Debt

As of December 31, 2011 and 2010, the face amount of our debt securities of Fannie Mae was $741.6 billion and $792.6 billion, respectively. As of December 31, 2011 and 2010, we had zero-coupon debt with a face amount of $165.8 billion and $174.2 billion, respectively, which had an effective interest rate of 0.68% and 0.83%, respectively.

We issue callable debt instruments to manage the duration and prepayment risk of expected cash flows of the mortgage assets we own. Our outstanding debt as of December 31, 2011 and 2010 included $187.9 billion and $219.8 billion, respectively, of callable debt that could be redeemed in whole or in part at our option or the option of the investor any time on or after a specified date.

The following table displays the amount of our long-term debt as of December 31, 2011 by year of maturity for each of the years 2012 through 2016 and thereafter. The first column assumes that we pay off this debt at maturity or on the call date if the call has been announced, while the second column assumes that we redeem our callable debt at the next available call date.

	Long-Term Debt by Year of Maturity	Assuming Callable Debt Redeemed at Next Available Call Date
	(Dollars in millions)
2012	$134,277	$303,912
2013	128,714	109,707
2014	117,898	78,259
2015	43,673	21,904
2016	70,752	33,945
Thereafter	90,378	37,965

Total debt of Fannie Mae(1)	585,692	585,692
Debt of consolidated trusts(2)	2,452,455	2,452,455

Total long-term debt(3)	$3,038,147	$3,038,147

(1)	Reported amount includes a net discount and other cost basis adjustments of $9.2 billion.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)

Contractual maturity of debt of consolidated trusts is not a reliable indicator of expected maturity because borrowers of the underlying loans generally have the right to prepay their obligations at any time.

(3)	Includes a portion of structured debt instruments that is reported at fair value.

The following table displays the amount of our debt of Fannie Mae that was called and repurchased and the associated weighted-average interest rates for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Debt called	$201,651	$289,770	$166,777
Weighted-average interest rate of debt called	2.4%	3.1%	4.2%
Debt repurchased	$2,887	$1,333	$6,919
Weighted-average interest rate of debt repurchased	3.1%	3.3%	4.3%

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of December 31, 2011 and 2010.

	As of December 31,
	2011				2010
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$30,950	$102	$155,807	$(17,391)	$49,085	$1,812	$228,142	$(14,115)
Receive-fixed	170,668	8,118	59,027	(93)	172,174	6,493	52,003	(578)
Basis	382	122	9,240	(44)	435	29	50	—
Foreign currency	581	155	451	(62)	1,274	164	286	(51)
Swaptions:
Pay-fixed	48,600	165	47,750	(194)	66,200	482	30,950	(1,773)
Receive-fixed	33,695	6,371	47,750	(3,238)	48,340	4,992	30,275	(673)
Other(1)	8,214	52	75	—	7,909	99	25	(1)

Total gross risk management derivatives	293,090	15,085	320,100	(21,022)	345,417	14,071	341,731	(17,191)
Accrued interest receivable (payable)	—	920	—	(1,238)	—	1,288	—	(1,805)
Netting adjustment(2)	—	(15,829)	—	21,898	—	(15,175)	—	18,023

Total net risk management derivatives	$293,090	$176	$320,100	$(362)	$345,417	$184	$341,731	$(973)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$9,710	$73	$422	$—	$2,880	$19	$4,435	$(105)
Forward contracts to purchase mortgage-related securities	32,707	309	2,570	(6)	19,535	123	27,697	(468)
Forward contracts to sell mortgage-related securities	1,370	3	54,656	(548)	40,761	811	24,562	(169)

Total mortgage commitment derivatives	$43,787	$385	$57,648	$(554)	$63,176	$953	$56,694	$(742)

Derivatives at fair value	$336,877	$561	$377,748	$(916)	$408,593	$1,137	$398,425	$(1,715)

(1)

Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)

The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral posted and received. Cash collateral posted was $6.8 billion and $3.5 billion as of December 31, 2011 and 2010, respectively. Cash collateral received was $779 million and $604 million as of December 31, 2011 and 2010, respectively.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of December 31, 2011 was $7.2 billion, for which we posted collateral of $6.8 billion in the normal course of business. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $362 million of collateral would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2011.

The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position as of December 31, 2010 was $4.4 billion, for which we posted collateral of $3.5 billion in the normal course of business. Had all of the credit risk-related contingency features underlying these agreements been triggered, an additional $891 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2010.

We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our consolidated statements of operations and comprehensive loss. The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(18,040)	$(17,573)	$15,012
Receive-fixed	7,939	14,382	(11,737)
Basis	86	17	96
Foreign currency	156	157	166
Swaptions:
Pay-fixed	860	(2,026)	453
Receive-fixed	2,932	3,327	(8,706)
Other(1)	(72)	(91)	20

Total risk management derivatives fair value losses, net	(6,139)	(1,807)	(4,696)
Mortgage commitment derivatives fair value losses, net	(423)	(1,193)	(1,654)

Total derivatives fair value losses, net	$(6,562)	$(3,000)	$(6,350)

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest rate and foreign currency derivative contracts. We are exposed to the risk that a counterparty in a derivative transaction will default on payments due to us. If there is a default, we may need to acquire a replacement derivative from a different counterparty at a higher cost or may be unable to find a suitable replacement. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists. For derivative instruments where the right of legal offset does not exist, we calculate the replacement cost of the outstanding derivative contracts in a gain position at the transaction level. We manage our exposure by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.

The table below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of December 31, 2011 and 2010.

	As of December 31, 2011
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)
Credit loss exposure(4)	$—	$885	$885	$51	$936
Less: Collateral held(5)	—	840	840	—	840

Exposure net of collateral	$—	$45	$45	$51	$96

Additional information:
Notional amount	$63,294	$546,967	$610,261	$2,929	$613,190
Number of counterparties	6	10	16

	As of December 31, 2010
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)
Credit loss exposure(4)	$350	$325	$675	$75	$750
Less: Collateral held(5)	273	325	598	—	598

Exposure net of collateral	$77	$—	$77	$75	$152

Additional information:
Notional amount	$208,898	$476,766	$685,664	$1,484	$687,148
Number of counterparties	7	8	15

(1)

We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P’s rating for any ratings based on Moody’s scale.

(2)

We had exposure to 4 and 3 interest rate and foreign currency derivative counterparties in a net gain position as of December 31, 2011 and 2010, respectively. Those interest rate and foreign currency derivatives had notional balances of $127.5 billion and $106.5 billion as of December 31, 2011 and 2010, respectively.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

Benefit for Income Taxes

We operate as a government-sponsored enterprise. We are subject to federal income tax, but we are exempt from state and local income taxes. The following table displays the components of our benefit for federal income taxes for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Current income tax benefit	$(90)	$(82)	$(999)
Deferred income tax expense(1)	—	—	14

Benefit for federal income taxes	$(90)	$(82)	$(985)

(1)	Amount excludes the income tax effect of items recognized directly in “Fannie Mae stockholders’ equity (deficit)” where we did not establish a valuation allowance.

During 2011, we received a refund of $1.1 billion from the IRS related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, we effectively settled our 2007 and 2008 tax years with the IRS and as a result, we have recognized an income tax benefit of $90 million in our consolidated statements of operations and comprehensive loss for 2011.

The following table displays the difference between our effective tax rates and the statutory federal tax rates for the years ended December 31, 2011, 2010 and 2009, respectively.

	For the Year Ended December 31,
	2011	2010	2009
Statutory corporate tax rate	35.0%	35.0%	35.0%
Tax-exempt interest and dividends received deductions	0.9	1.3	0.3
Equity investments in affordable housing projects	4.8	6.3	1.3
Other	1.0	0.1	—
Valuation allowance	(41.2)	(42.1)	(35.2)

Effective tax rate	0.5%	0.6%	1.4%

Our effective tax rate is the benefit for federal income taxes expressed as a percentage of income or loss before federal income taxes. Our effective tax rates were different from the federal statutory rate of 35% for the years ended December 31, 2011, 2010 and 2009 due primarily to the increase to our valuation allowance for our net deferred tax assets that resulted in the recognition of $7.0 billion, $5.9 billion and $25.7 billion, respectively, in our provision for income taxes. In addition, our effective tax rate for the year ended December 31, 2011, was impacted by the reversal of a portion of the valuation allowance for deferred tax assets resulting from a settlement agreement reached with the IRS for our unrecognized tax benefits for the tax years 2007 through 2008.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets and Liabilities

The following table displays our deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2011 and 2010.

	As of December 31,
	2011	2010
	(Dollars in millions)
Deferred tax assets:
Allowance for loan losses and basis in acquired property, net	$29,935	$27,063
Mortgage and mortgage-related assets, including acquired credit-impaired loans	12,358	10,825
Debt and derivative instruments	6,562	6,627
Partnership credits	5,473	4,500
Partnership and other equity investments	1,809	2,175
Unrealized losses on AFS securities	442	772
Net operating loss and alternative minimum tax credit carry forwards	5,904	3,341
Other, net	2,053	1,818

Total deferred tax assets	64,536	57,121

Deferred tax liabilities:
Other, net	23	53

Total deferred tax liabilities	23	53

Valuation allowance	(64,080)	(56,314)

Net deferred tax assets	$433	$754

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. We recorded an increase in our valuation allowance in 2011 that resulted in the recognition of $7.0 billion in our provision for income taxes. This amount offsets the tax effect associated with a portion of our pre-tax loss. Our deferred tax assets, net of a valuation allowance, totaled $433 million and $754 million as of December 31, 2011 and 2010, respectively. We recorded an increase in our valuation allowance in 2010 that resulted in the recognition of $5.9 billion in our provision for income taxes. This amount represented the tax effect associated with a portion of the pre-tax loss in 2010. The change in our 2010 valuation allowance also includes a $2.4 billion reduction primarily due to our adoption of consolidation accounting guidance for amounts originally recognized in “Accumulated deficit.” We recorded an increase in our valuation allowance in 2009 of $25.7 billion in our provision for income taxes. The change in our 2009 valuation allowance also includes a $3.0 billion reduction primarily due to our adoption of the accounting guidance for assessing other-than-temporary-impairments for amounts originally recognized in “Accumulated deficit.”

We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of both negative and positive evidence, including our historical profitability and projections of future taxable income. We are required to establish a valuation allowance for deferred tax assets and record a charge in our consolidated statements of operations and comprehensive loss or in “Fannie Mae stockholders’ deficit” if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance, we estimate future taxable income or loss based on management-approved business plans and ongoing tax planning strategies. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our projected operating performance, our actual results and other factors.

We are in a cumulative book taxable loss position and have been for more than a three-year period. For purposes of establishing a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. Our cumulative book taxable loss position was caused by the negative impact on our results from the weak housing and credit market conditions that deteriorated dramatically during 2008 and continued through 2011. Because of the volatile economic conditions, our projections of future credit losses are uncertain.

During 2008, we concluded that it was more likely than not that we would not generate sufficient future taxable income in the foreseeable future to realize all of our deferred tax assets. Our conclusion was based on our consideration of the relative weight of the available evidence, including the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations, and significant uncertainty surrounding our future business model as a result of the placement of the company into conservatorship by FHFA. As a result, we recorded a valuation allowance on our net deferred tax asset for the portion of the future tax benefit that more likely than not will not be utilized in the future. We did not, however, establish a valuation allowance for the deferred tax asset amount that is related to unrealized losses recorded through AOCI for certain available-for-sale securities. We believe this deferred tax amount is recoverable because we have the intent and ability to hold these securities until recovery of the unrealized loss amounts. There have been no changes to our conclusion as of December 31, 2011.

As of December 31, 2011, we had $18.7 billion of net operating loss carryforwards that expire in 2029 through 2031, $1.6 billion of capital loss carryforwards that expire in 2014 through 2016, $5.5 billion of partnership tax credit carryforwards that expire in various years through 2031, and $128 million of alternative minimum tax credit carryforwards that have an indefinite carryforward period.

Unrecognized Tax Benefits

We had $758 million, $864 million, and $911 million of unrecognized tax benefits as of December 31, 2011, 2010 and 2009, respectively. Of these amounts, we had $60 million and $29 million as of December 31, 2010 and 2009, which was resolved favorably in 2011 and 2010 respectively, and reduced our effective tax rate for those years. There are no unrecognized tax benefits as of December 31, 2011 that would reduce our effective tax rate in future periods. As of December 31, 2011, we had no accrued interest payable related to unrecognized tax benefits. As of December 31, 2010, we had accrued interest payable related to unrecognized tax benefits of $5 million. For the year ended December 31, 2011, we had no interest expense related to unrecognized tax benefits and did not have any tax expense related to tax penalties. For the years ended December 31, 2010 and 2009, we had total interest expense related to unrecognized tax benefits of $2 million and $32 million, respectively, and did not have any tax expense related to tax penalties.

In 2011, the IRS effectively settled our federal income tax returns for the tax years 2007 and 2008, which resulted in a $105 million reduction in our gross balance of unrecognized tax benefits. During 2010, we and the IRS appeals division reached an agreement for all issues related to the tax years 1999 through 2004, which resulted in a $99 million reduction in our gross balance of unrecognized tax benefits for the tax years 1999 through 2004. Similarly, during 2009, we reached an agreement of $1.2 billion, net of tax credits, with the IRS on the audits of our 2005 and 2006 federal income tax returns. The decrease in our unrecognized tax benefits during the year ended December 31, 2009 is due to our settlement reached with the IRS regarding certain tax positions

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to fair market value losses and the settlement of tax years 2005 through 2006. It is reasonably possible that changes in our gross balance of unrecognized tax benefits may occur within the next 12 months. In connection with applications for accounting method changes filed with the IRS, it is reasonably possible that a $110 million reduction in our gross balance of unrecognized tax benefits may occur in the next 12 months.

The following table displays the changes in our unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009, respectively.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Unrecognized tax benefits as of January 1	$864	$911	$1,745
Gross increases—tax positions in prior years	1	83	38
Gross decreases—tax positions in prior years	(2)	(31)	(1)
Gross increases—tax positions in current year	—	—	761
Settlements	(105)	(99)	(1,632)

Unrecognized tax benefits as of December 31(1)	$758	$864	$911

(1)	Amounts exclude tax credits and net operating losses of $758 million, $804 million and $716 million as of December 31, 2011, 2010 and 2009, respectively.

11.    Loss Per Share

The following table displays the computation of basic and diluted loss per share of common stock for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars and shares in millions, except per share amounts)
Net loss	$(16,855)	$(14,018)	$(72,022)
Less: Net loss attributable to the noncontrolling interest	—	4	53

Net loss attributable to Fannie Mae	(16,855)	(14,014)	(71,969)
Preferred stock dividends	(9,614)	(7,704)	(2,474)

Net loss attributable to common stockholders-Basic and Diluted	$(26,469)	$(21,718)	$(74,443)

Weighted-average common shares outstanding-Basic and Diluted(1)	5,737	5,694	5,680
Loss per share—Basic and Diluted	$(4.61)	$(3.81)	$(13.11)

(1)

Amounts include 4.6 billion for the years ended December 31, 2011, 2010 and 2009 of weighted-average shares of common stock, that would be issued upon the full exercise of the warrant issued to Treasury from the date the warrant was issued through December 31, 2011, 2010 and 2009, respectively.

Weighted-average options and performance awards to purchase approximately 5 million, 8 million and 14 million shares of common stock were outstanding for the years ended December 31, 2011, 2010 and 2009, respectively, and were excluded from the computation of diluted EPS in the table above as they would have been anti-dilutive.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Stock-Based Compensation

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

In connection with our stock-based compensation plans for shares or awards issued prior to conservatorship, we recorded compensation expense of $17 million, $39 million, and $52 million for 2011, 2010 and 2009, respectively.

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

The Stock Compensation Plan of 2003 (the “2003 Plan”) is the successor to the Stock Compensation Plan of 1993 (the “1993 Plan”). The 2003 Plan enabled us to make stock awards in various forms and combinations, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and stock bonus awards. The aggregate maximum number of shares of common stock available for award to employees and non-management directors under the 2003 Plan is 40 million. Including the effects of share cancellations, we have awarded 10,850,062 shares under this plan since its inception. The shares awarded under the 2003 Plan were authorized and unissued shares, treasury shares or shares purchased on the open market.

Restricted Stock Program

Under the 1993 and 2003 Plans, prior to conservatorship, employees could have received restricted stock awards (“RSAs”) and, under the 2003 Plan, employees may have received restricted stock units (“RSUs”). The type of award employees received under the 2003 Plan generally depended upon years of service and age at the time of grant. Each RSU represented the right to receive a share of common stock at the time of vesting. As a result, RSUs are generally similar to restricted stock, except that RSUs do not confer voting rights on their holders. By contrast, holders of the RSAs do have voting rights. Vesting of the grants was based on continued employment. In general, grants vested in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Based on the fair value of our common stock on the respective grant dates, the fair value of restricted stock that vested in 2011, 2010 and 2009 was $38 million, $51 million, and $83 million, respectively. The compensation expense related to restricted stock is based on the grant date fair value of our common stock. We recorded compensation expense for these restricted stock grants of $17 million, $39 million, and $52 million for 2011, 2010 and 2009, respectively.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays restricted stock activity for 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date	Number of Shares	Weighted Average Fair Value at Grant Date
	(Shares in thousands)
Nonvested as of January 1	1,510	$37.34	2,873	$39.53	5,934	$41.19
Vested	(944)	40.39	(1,199)	42.58	(1,858)	44.78
Forfeited	(81)	32.89	(164)	37.34	(1,203)	39.61

Nonvested as of December 31	485	$32.14	1,510	$37.34	2,873	$39.53

The following table displays information related to unvested restricted stock as of December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Unrecognized compensation cost	$1	$19	$56
Expected weighted-average life of unvested restricted stock	0.1 years	1.0 years	1.6 years

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

The following table displays nonqualified stock option activity for 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011			2010			2009
	Options	Weighted- Average Exercise Price	Weighted- Average Fair Value at Grant Date	Options	Weighted- Average Exercise Price	Weighted- Average Fair Value at Grant Date	Options	Weighted- Average Exercise Price	Weighted- Average Fair Value at Grant Date
	(Shares in thousands)
Beginning balance, January 1	4,799	$75.07	$23.01	8,759	$72.39	$23.60	12,293	$72.12	$23.62
Forfeited and/or expired	(1,720)	79.96	27.49	(3,960)	69.15	25.26	(3,534)	71.45	23.66

Ending balance, December 31(1)	3,079	$72.34	$20.50	4,799	$75.07	$23.01	8,759	$72.39	$23.60

Options exercisable, December 31	3,079	$72.34	$20.50	4,799	$75.07	$23.01	8,759	$72.39	$23.60

(1)	All options outstanding are fully vested.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Employee Retirement Benefits

We sponsor both defined benefit plans and defined contribution plans for our employees, as well as a healthcare plan that provides certain health benefits for retired employees and their dependents. Net periodic benefit costs for defined benefit and healthcare plans, which are determined on an actuarial basis, and expenses for our defined contribution plans, are included in “Salaries and employee benefits expense” in our consolidated statements of operations and comprehensive loss. For the years ended December 31, 2011, 2010 and 2009, we recognized net periodic benefit costs for our defined benefit and healthcare plans and expenses for our defined contributions plans of $118 million, $112 million and $131 million, respectively.

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

We fund our qualified pension plan through employer contributions to a qualified irrevocable trust that is maintained for the sole benefit of plan participants and their beneficiaries. Contributions to our qualified pension plan are subject to a minimum funding requirement and maximum funding limit under the Employee Retirement Income Security Act of 1974 (“ERISA”) and IRS regulations.

Our nonqualified defined benefit pension plans consist of an Executive Pension Plan, Supplemental Pension Plan and the Supplemental Pension Plan of 2003. These plans cover certain employees and supplement the benefits payable under the qualified pension plan. The Executive Pension Plan was frozen in 2009. Benefits under the Executive Pension Plan are paid through a rabbi trust.

The Supplemental Pension Plan provides retirement benefits to employees who participate in our qualified pension plan and do not receive a benefit from the Executive Pension Plan, and whose salary exceeds the statutory compensation cap applicable to the qualified plan or whose benefit is limited by the statutory benefit cap. The Supplemental Pension Plan of 2003 provides additional benefits to our officers based on eligible incentive compensation, if any, received by an officer, but the amount of incentive compensation considered is limited to 50% of the officer’s base salary. We pay benefits under our unfunded defined benefit Supplemental Pension Plans from our cash and cash equivalents.

We also sponsor a postretirement Health Care Plan that covers substantially all regular full-time employees who meet the applicable age and service requirements. We subsidize premium costs for medical coverage for some employees who meet the age and service requirements. Employees hired after 2007 receive access to our retiree medical plan, when eligible, but they do not qualify for the subsidy. We accrue and pay the benefits for our unfunded postretirement Health Care Plan from our cash and cash equivalents.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays components of our net periodic benefit cost for our qualified and nonqualified pension plans and other postretirement plan for the years ended December 31, 2011, 2010 and 2009. The net periodic benefit cost for each period is calculated based on assumptions at the end of the prior year.

	For the Year Ended December 31,
	2011		2010		2009
	Pension Plans	Other Post- Retirement Plan	Pension Plans	Other Post- Retirement Plan	Pension Plans	Other Post- Retirement Plan
	(Dollars in millions)
Service cost	$39	$6	$37	$6	$37	$5
Interest cost	72	9	66	9	62	9
Other	(57)	(7)	(51)	(2)	(22)	(2)

Net periodic benefit cost	$54	$8	$52	$13	$77	$12

Prior service costs, which are changes in benefit obligations due to plan amendments, are amortized over the average remaining service period for active employees for our pension plans and prior to the full eligibility date for the other postretirement Health Care Plan.

The following table displays amounts recorded in AOCI that have not been recognized as a component of net periodic benefit cost for the years ended December 31, 2011 and 2010.

	As of December 31,
	2011		2010
	Pension Plans	Other Post- Retirement Plan	Pension Plans	Other Post- Retirement Plan
	(Dollars in millions)
Net actuarial loss	$393	$36	$218	$42
Net prior service cost (credit)	4	(46)	6	(56)
Net transition obligation	—	2	—	4

After-tax amount recorded in AOCI	$397	$(8)	$224	$(10)

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the changes in the pre-tax amounts recognized in AOCI for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011		2010
	Pension Plans	Other Post- Retirement Plan	Pension Plans	Other Post- Retirement Plan
	(Dollars in millions)
Actuarial Loss
Beginning balance, January 1	$218	$42	$162	$39
Current year actuarial loss (gain)	184	(5)	64	4
Amortization	(9)	(1)	(8)	(1)

Ending balance, December 31	$393	$36	$218	$42

Prior Service Cost (Credit)
Beginning balance, January 1	$6	$(56)	$7	$(61)
Prior service credit due to curtailments	—	5	—	—
Amortization	(2)	5	(1)	5

Ending balance, December 31	$4	$(46)	$6	$(56)

The following table displays pre-tax amounts in AOCI as of December 31, 2011 that are expected to be recognized as components of net periodic benefit cost in 2012.

	As of December 31, 2011
	Pension Plans	Other Post- Retirement Plan
	(Dollars in millions)
Net actuarial loss	$31	$1
Net prior service cost (credit)	1	(5)
Net transition obligation	—	2

Total	$32	$(2)

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the status of our pension and other postretirement plans as of December 31, 2011 and 2010.

	As of December 31,
	2011		2010
	Pension Plans	Other Post- Retirement Plan	Pension Plans	Other Post- Retirement Plan
	(Dollars in millions)
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,257	$180	$1,055	$166
Service cost	39	6	37	6
Interest cost	72	9	66	9
Plan participants’ contributions	—	2	—	2
Net actuarial loss (gain)	131	(1)	130	4
Curtailment gain	(14)	(5)	—	—
Benefits paid	(33)	(8)	(31)	(7)

Benefit obligation at end of year	1,452	183	1,257	180

Change in Plan Assets
Fair value of plan assets at beginning of year	942	—	799	—
Actual return on plan assets	2	—	125	—
Employer contributions	131	6	49	6
Plan participants’ contributions	—	2	—	2
Benefits paid	(33)	(8)	(31)	(8)

Fair value of plan assets at end of year	1,042	—	942	—

Funded status at end of year(1)	$(410)	$(183)	$(315)	$(180)

(1)	Included in other liabilities of our Consolidated Balance Sheets as of December 31, 2011 and 2010.

Actuarial gains or losses reflect annual changes in the amount of either the benefit obligation or the fair value of plan assets that result from the difference between actual experience and projected amounts or from changes in assumptions.

The following table displays the amount of the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for our pension plans as of December 31, 2011 and 2010.

	As of December 31,
	2011	2010
	(Dollars in millions)
Projected benefit obligation	$1,452	$1,257
Accumulated benefit obligation	1,326	1,111
Fair value of plan assets	1,042	942

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions

Contributions to the qualified pension plan increase the plan assets while contributions to the unfunded plans are made to fund current period benefit payments or to fulfill annual funding requirements. We were not required to make minimum contributions to our qualified pension plan for each of the years in the three-year period ended December 31, 2011 since we met the minimum funding requirements as prescribed by ERISA. However, we did make a discretionary contribution to our qualified pension plan of $124 million, $42 million and $76 million during 2011, 2010 and 2009, respectively.

During 2011, we contributed $124 million to our qualified pension plan, $7 million to our nonqualified pension plans and $6 million to our other postretirement benefit plan. During 2012, we anticipate contributing $60 million to our benefit plans, consisting of $45 million to our qualified pension plan, $7 million to our nonqualified pension plans and $8 million to our other postretirement plan.

The fair value of plan assets of our funded qualified pension plan was less than our accumulated benefit obligation by $100 million and $5 million as of December 31, 2011 and 2010, respectively. There were no plan assets returned to us as of February 29, 2012 and we do not expect any plan assets to be returned to us during the remainder of 2012.

Assumptions

Pension and other postretirement benefit amounts recognized in our consolidated financial statements are determined on an actuarial basis using several different assumptions that are measured as of December 31, 2011, 2010 and 2009. The following table displays the actuarial assumptions for our plans used in determining the net periodic benefit costs and the projected accumulated benefit obligations as of December 31, 2011, 2010 and 2009.

	As of December 31,
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	5.65%	6.10%	6.15%	5.40%	5.75%	6.15%
Average rate of increase in future compensation	4.00	4.00	4.00
Expected long-term weighted-average rate of return on plan assets	7.25	7.50	7.50
Weighted-average assumptions used to determine benefit obligation at year-end:
Discount rate	4.95%	5.65%	6.10%	4.75%	5.40%	5.75%
Average rate of increase in future compensation	4.00	4.00	4.00
Health care cost trend rate assumed for next year:
Pre-65				8.00%	8.00%	8.00%
Post-65				8.00	8.00	8.00
Rate that cost trend rate gradually declines to and remains at:				5.00	5.00	5.00
Year that rate reaches the ultimate trend rate				2018	2018	2018

As of December 31, 2011, the effect of a 1% increase or decrease in the assumed health care cost trend rate would change the accumulated postretirement benefit obligation by less than $1 million.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We review our pension and other postretirement benefit plan assumptions on an annual basis. We calculate the net periodic benefit cost each year based on assumptions established at the end of the previous calendar year, unless we remeasure as a result of a curtailment. In determining our net periodic benefit costs, we assess the discount rate to be used in the annual actuarial valuation of our pension and other postretirement benefit obligations at year-end. We consider the current yields on high-quality, corporate fixed-income debt instruments with maturities corresponding to the expected duration of our benefit obligations and supported by cash flow matching analysis based on expected cash flows specific to the characteristics of our plan participants, such as age and gender. As of December 31, 2011, the discount rate used to determine our obligation decreased by 70 basis points for pension and 65 basis points for postretirement, reflecting a corresponding rate decrease in corporate-fixed income debt instruments during 2011. We also assess the long-term rate of return on plan assets for our qualified pension plan. The return on asset assumption reflects our expectations for plan-level returns over a term of approximately seven to ten years. Given the longer-term nature of the assumption and a stable investment policy, it may or may not change from year to year. However, if longer-term market cycles or other economic developments impact the global investment environment, or asset allocation changes are made, we may adjust our assumption accordingly. Changes in assumptions used in determining pension and other postretirement benefit plan expense resulted in an increase in expense of $17 million and $4 million for the years ended December 31, 2011 and 2010, respectively, and a decrease in expense of $4 million in our consolidated statements of operations for the year ended December 31, 2009.

Qualified Pension Plan Assets

The following table displays our qualified pension plan assets by asset category at their fair value as of December 31, 2011 and 2010. The fair value of assets in Level 1 have been determined based on quoted prices of identical assets in active markets as of year end, while the fair value of assets in Level 2 have been determined based on the net asset value per share of the investments as of year end. None of the fair values for plan assets were determined by using significant unobservable inputs, or Level 3.

	Fair Value Measurements as of December 31,
	2011			2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
	(Dollars in millions)
Cash equivalents	$—	$22	$22	$—	$13	$13
Equity securities:
U.S. large-cap(1)	353	—	353	329	—	329
U.S. mid/small cap(2)	91	—	91	83	—	83
International(3)	—	167	167	—	255	255
Fixed income securities:
Investment grade credit(4)	—	409	409	—	262	262

Total plan assets at fair value	$444	$598	$1,042	$412	$530	$942

(1)	Consists of a publicly traded equity index fund that tracks the S&P 500.

(2)	Consists of a publicly traded equity index fund that tracks all regularly traded U.S. stocks except those in the S&P 500.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)

Consists of an international equity fund that tracks an index that consists of approximately 6,400 and 6,500 securities for 2011 and 2010, respectively, across over 40 countries. United Kingdom has the largest share with 16% in 2011. Japan had the largest share with 15% in 2010.

(4)

Consists of a bond fund that tracks a broadly diversified investment grade index that consists of approximately 3,000 and 2,700 issuances of investment grade bonds for 2011 and 2010, respectively, from diverse industries. International markets represent 20% and 19% of the fund in 2011 and 2010, respectively.

Our investment strategy is to diversify our plan assets in order to reduce our concentration risk, reflect the plan’s profile over time, and maintain an asset allocation that allows us to meet current and future benefit obligations. The assets of the qualified pension plan consist of exchange-listed stocks, held in broadly diversified index funds. We also invest in a broadly diversified indexed fixed income account. In addition, the plan holds liquid short-term investments that provide for monthly pension payments, plan expenses and, from time to time, may represent uninvested contributions or reallocation of plan assets. The target allocations for plan assets are from 55% to 65% for equity securities, 35% to 45% for fixed income securities and up to 2% for all other types of investments. The plan fiduciary periodically assesses our asset allocation to assure it is consistent with our plan objective.

Expected Benefit Payments

The following table displays the benefits we expect to pay in each of the next five years and in the aggregate for the subsequent five years for our pension plans and other postretirement plan and are based on the same assumptions used to measure our benefit obligation as of December 31, 2011.

	Expected Retirement Plan Benefit Payments
		Other Postretirement Benefits
	Pension Benefits	Before Medicare Part D Subsidy	Medicare Part D Subsidy
	(Dollars in millions)
2012	$36	$8	$1
2013	40	9	1
2014	44	10	1
2015	49	10	1
2016	54	11	1
2017—2021	379	71	7

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All employees, with the exception of those who participated in the Executive Pension Plan, receive a 2% contribution regardless of employee contributions to this plan. Participants are fully vested in this 2% contribution after three years of service.

For the years ended December 31, 2011, 2010 and 2009, the maximum employee contribution as established by the IRS was $16,500, with additional “catch- up” contributions permitted for participants aged 50 and older of $5,500.

There was no option to invest directly in our common stock for the years ended December 31, 2011, 2010 and 2009. We recorded expense for this plan of $55 million, $47 million and $42 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Supplemental Retirement Savings Plan

The Supplemental Retirement Savings Plan is an unfunded, nonqualified defined contribution plan. This plan supplements our Retirement Savings Plan to provide benefits to employees who are not grandfathered under our defined benefit pension plan and whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans.

We credit to the plan 8% of a participant’s eligible compensation that exceeds the IRS annual limit of $245,000 in 2011. Eligible compensation consists of base salary plus eligible incentive compensation earned, if any, up to a combined maximum of two times base salary. The 8% credit consists of (1) a 6% credit that vests immediately, and (2) a 2% credit that vests after three years of service.

For the year ended December 31, 2011, we recognized expense related to this plan of $1 million; for the years ended December 31, 2010 and 2009, we recognized expense related to this plan of less than $1 million in each year.

14.    Segment Reporting

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

Segment Reporting for 2011 and 2010

Our prospective adoption in 2010 of revised accounting guidance on the consolidation of VIE’s and transfers of financial assets had a significant impact on the presentation and comparability of our consolidated financial statements due to the consolidation of the substantial majority of our single-class securitization trusts and the elimination of previously recorded deferred revenue from our guaranty arrangements. We continue to manage Fannie Mae based on the same three business segments. However, effective in 2010, we changed the presentation of segment financial information that is currently evaluated by management.

Under the current segment reporting, the sum of the results for our three business segments does not equal our consolidated statements of operations and comprehensive loss, as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our consolidated statements of operations and comprehensive loss.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While some line items in our segment results were not impacted by either the change from the consolidation accounting guidance or changes to our segment presentation, others were impacted significantly, which reduces the comparability of our segment results with years prior to 2010. We have neither restated results prior to 2010 nor presented 2011 and 2010 results under the old presentation as we determined that it was impracticable to do so; therefore, our segment results reported in the 2011 and 2010 are not comparable with years prior to 2010.

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

Our current segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive loss in order to reflect the activities and results of the Single-Family segment. The significant differences from the consolidated statements of operations and comprehensive loss are as follows:

•

Guaranty fee income—Guaranty fee income reflects (1) the cash guaranty fees paid by MBS trusts to Single-Family, (2) the amortization of deferred cash fees (both the previously recorded deferred cash fees that were eliminated from our consolidated balance sheets at transition and deferred guaranty fees received subsequent to transition that are currently recognized in our consolidated financial statements through interest income), such as buy-ups, buy-downs, and risk-based pricing adjustments, and (3) the guaranty fees from the Capital Markets group on single-family loans in our mortgage portfolio. To reconcile to our consolidated statements of operations and comprehensive loss, we eliminate guaranty fees and the amortization of deferred cash fees related to consolidated trusts as they are now reflected as a component of interest income. However, such accounting continues to be reflected for the segment reporting presentation.

•

Net interest income (loss)—Net interest loss within the Single-Family segment reflects interest expense to reimburse Capital Markets and consolidated trusts for contractual interest not received on mortgage loans, when interest income is no longer recognized in accordance with our nonaccrual accounting policy in our consolidated statements of operations and comprehensive loss. Net interest income (loss), also includes an allocated cost of capital charge among the three segments that is not included in net interest income in the consolidated statement of operations and comprehensive loss.

Multifamily

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our current segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive loss in order to reflect the activities and results of the Multifamily segment. The significant differences from the consolidated statements of operations and comprehensive loss are as follows:

•

Guaranty fee income—Guaranty fee income reflects the cash guaranty fees paid by MBS trusts to Multifamily and the guaranty fees from the Capital Markets group on multifamily loans in Fannie Mae’s portfolio. To reconcile to our consolidated statements of operations and comprehensive loss, we eliminate guaranty fees related to consolidated trusts.

•

Gains (losses) from partnership investments—Gains (losses) from partnership investments primarily reflect losses on investments in affordable rental and for-sale housing partnerships measured under the equity method of accounting. To reconcile to our consolidated statements of operations and comprehensive loss, we adjust the losses to reflect the consolidation of certain partnership investments.

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

Our current segment reporting presentation differs from our consolidated balance sheets and statements of operations and comprehensive loss in order to reflect the activities and results of the Capital Markets group. The significant differences from the consolidated statements of operations and comprehensive loss are as follows:

•

Net interest income—Net interest income reflects the interest income on mortgage loans and securities owned by Fannie Mae and interest expense on funding debt issued by Fannie Mae, including accretion and amortization of any cost basis adjustments. To reconcile to our consolidated statements of operations and comprehensive loss, we adjust for the impact of consolidated trusts and intercompany eliminations as follows:

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

•

Interest expense:    Interest expense consists of contractual interest on the Capital Markets group’s interest-bearing liabilities, including the accretion and amortization of any cost basis adjustments. It excludes interest expense on debt issued by consolidated trusts. Therefore, the interest expense recognized on the Capital Markets group income statement is limited to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. Net interest expense also includes an allocated cost of capital charge among the three business segments that is not included in net interest income in our consolidated statements of operations and comprehensive loss.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Investment gains or losses, net—Investment gains or losses, net reflects the gains and losses on securitizations and sales of available-for-sale securities from our portfolio. To reconcile to our consolidated statements of operations and comprehensive loss, we eliminate gains and losses on securities that have been consolidated to loans.

•

Fair value gains or losses, net—Fair value gains or losses, net for the Capital Markets group includes derivative gains and losses, foreign exchange gains and losses, and the fair value gains and losses on certain debt securities in our portfolio. To reconcile to our consolidated statements of operations and comprehensive loss, we eliminate fair value gains or losses on Fannie Mae MBS that have been consolidated to loans.

•

Other expenses, net—Debt extinguishment gains or losses recorded on the segment statements of operations relate exclusively to our funding debt, which is reported as “Debt of Fannie Mae” in our consolidated balance sheets. To reconcile to our consolidated statements of operations and comprehensive loss, we include debt extinguishment gains or losses related to consolidated trusts to arrive at our total recognized debt extinguishment gains or losses.

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

With the adoption of the consolidation accounting guidance, we have prospectively revised the presentation of our results for these segments to better reflect how we operate and oversee these businesses.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display our segment results under our current segment reporting presentation for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31, 2011
	Business Segments			Other Activity/Reconciling Items
	Single- Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(2,411)	$(38)	$13,920	$5,765		$2,045	(3)	$19,281
Provision for loan losses	(25,623)	(291)	—	—		—		(25,914)

Net interest (loss) income after provision for loan losses	(28,034)	(329)	13,920	5,765		2,045		(6,633)
Guaranty fee income (expense)	7,507	884	(1,497)	(4,486	)(4)	(2,181	)(4)	227 (4)
Investment (losses) gains, net	(2)	18	3,711	(315)		(2,906	)(5)	506
Net other-than-temporary impairments	—	—	(306)	(2)		—		(308)
Fair value losses, net	(7)	—	(6,596)	(226)		208	(6)	(6,621)
Debt extinguishment (losses) gains, net	—	—	(254)	22		—		(232)
Gains from partnership investments	—	81	—	—		—		81 (7)
Fee and other income (expense)	579	218	478	(329)		(10)		936
Administrative expenses	(1,638)	(264)	(468)	—		—		(2,370)
(Provision) benefit for guaranty losses	(830)	26	—	—		—		(804)
Foreclosed property expense	(765)	(15)	—	—		—		(780)
Other (expense) income	(857)	25	(34)	—		(81)		(947)

(Loss) income before federal income taxes	(24,047)	644	8,954	429		(2,925)		(16,945)
Benefit (provision) for federal income taxes	106	(61)	45	—		—		90

Net (loss) income attributable to Fannie Mae	$(23,941)	$583	$8,999	$429		$(2,925)		$(16,855)

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31, 2010
	Business Segments			Other Activity/Reconciling Items
	Single- Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(5,386)	$3	$14,321	$5,073		$2,398	(3)	$16,409
Provision for loan losses	(24,503)	(199)	—	—		—		(24,702)

Net interest (loss) income after provision for loan losses	(29,889)	(196)	14,321	5,073		2,398		(8,293)
Guaranty fee income (expense)	7,206	791	(1,440)	(4,525	)(4)	(1,830	)(4)	202	(4)
Investment gains (losses), net	9	6	4,047	(418)		(3,298	)(5)	346
Net other-than-temporary impairments	—	—	(720)	(2)		—		(722)
Fair value gains (losses), net	—	—	239	(155)		(595	)(6)	(511)
Debt extinguishment losses, net	—	—	(459)	(109)		—		(568)
Losses from partnership investments	—	(70)	—	—		(4)		(74	)(7)
Fee and other income (expense)	306	146	519	(88)		(1)		882
Administrative expenses	(1,628)	(384)	(585)	—		—		(2,597)
(Provision) benefit for guaranty losses	(237)	43	—	—		—		(194)
Foreclosed property expense	(1,680)	(38)	—	—		—		(1,718)
Other (expenses) income	(836)	(68)	125	—		(74)		(853)

(Loss) income before federal income taxes	(26,749)	230	16,047	(224)		(3,404)		(14,100)
Benefit (provision) for federal income taxes	69	(14)	27	—		—		82

Net (loss) income	(26,680)	216	16,074	(224)		(3,404)		(14,018)
Less: Net loss attributable to noncontrolling interests	—	—	—	—		4	(8)	4

Net (loss) income attributable to Fannie Mae	$(26,680)	$216	$16,074	$(224)		$(3,400)		$(14,014)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our consolidated balance sheets.

(2)

Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)

Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our consolidated statements of operations and comprehensive loss.

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

(6)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(7)	Gains (losses) from partnership investments are included in other expenses in our consolidated statements of operations and comprehensive loss.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our consolidated balance sheets.

The following table displays our segment results under our previous reporting presentation for the year ended December 31, 2009.

	For the Year Ended December 31, 2009
	Single- Family	Multifamily	Capital Markets	Total
	(Dollars in millions)
Net interest income (expense)(1)	$428	$(193)	$14,275	$14,510
Guaranty fee income (expense)(2)	8,002	675	(1,466)	7,211
Investment (losses) gains, net	(2)	—	1,460	1,458
Net other-than-temporary impairments	—	—	(9,861)	(9,861)
Fair value losses, net	—	—	(2,811)	(2,811)
Debt extinguishment losses, net	—	—	(325)	(325)
Losses from partnership investments	—	(6,735)	—	(6,735)
Fee and other income	354	100	319	773
Administrative expenses	(1,419)	(363)	(425)	(2,207)
Provision for credit losses	(70,463)	(2,163)	—	(72,626)
Foreclosed property expense	(857)	(53)	—	(910)
Other expenses	(1,216)	(38)	(230)	(1,484)

(Loss) income before federal income taxes	(65,173)	(8,770)	936	(73,007)
Benefit (provision) for federal income taxes	1,375	(311)	(79)	985

Net (loss) income	(63,798)	(9,081)	857	(72,022)
Less: Net loss attributable to noncontrolling interest	—	53	—	53

Net (loss) income attributable to Fannie Mae	$(63,798)	$(9,028)	$857	$(71,969)

(1)	Includes cost of capital charge.

(2)

The charge to Capital Markets represents an intercompany guaranty fee expense allocated to Capital Markets from Single-Family and Multifamily for absorbing the credit risk on mortgage loans held in our portfolio.

The following table displays total assets by segment as of December 31, 2011 and 2010.

	As of December 31,
	2011	2010
	(Dollars in millions)
Single-Family	$11,822	$14,843
Multifamily	5,747	4,881
Capital Markets	836,700	873,052
Consolidated trusts	2,676,952	2,673,937
Eliminations/adjustments	(319,737)	(344,741)

Total assets	$3,211,484	$3,221,972

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no assets in geographic locations other than the United States and its territories.

15.    Equity (Deficit)

Common Stock

Shares of common stock outstanding, net of shares held as treasury stock, totaled 1.2 billion and 1.1 billion as of December 31, 2011 and 2010, respectively.

During the conservatorship, the rights and powers of shareholders are suspended. Accordingly, our common shareholders have no ability to elect directors or to vote on other matters during the conservatorship unless FHFA elects to delegate this authority to them. The senior preferred stock purchase agreement with Treasury prohibits the payment of dividends on common stock without the prior written consent of Treasury. The conservator also has eliminated common stock dividends. In addition, we issued a warrant to Treasury that provides Treasury with the right to purchase for a nominal price shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise, which would substantially dilute the ownership in Fannie Mae of our common stockholders at the time of exercise. Refer to “Senior Preferred Stock and Common Stock Warrant” section of this note.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The following table displays our senior preferred stock and preferred stock outstanding as of December 31, 2011 and 2010.

Title	Issue Date	Issued and Outstanding as of December 31,				Stated Value per Share		Annual Dividend Rate as of December 31, 2011		Redeemable on or After
		2011		2010
		Shares	Amount	Shares	Amount
		(Dollars and shares in millions, except per share amounts)
Senior Preferred Stock
Series 2008-2	September 8, 2008	1	$112,578	1	$88,600	$112,578	(1)	10.000	%(2)	N/A	(3)

Total		1	$112,578	1	$88,600

Preferred Stock
Series D	September 30, 1998	3	$150	3	$150	$50		5.250%		September 30, 1999
Series E	April 15, 1999	3	150	3	150	50		5.100		April 15, 2004
Series F	March 20, 2000	14	690	14	690	50		0.890	(4)	March 31, 2002	(5)
Series G	August 8, 2000	6	288	6	288	50		0.270	(6)	September 30, 2002	(5)
Series H	April 6, 2001	8	400	8	400	50		5.810		April 6, 2006
Series I	October 28, 2002	6	300	6	300	50		5.375		October 28, 2007
Series L	April 29, 2003	7	345	7	345	50		5.125		April 29, 2008
Series M	June 10, 2003	9	460	9	460	50		4.750		June 10, 2008
Series N	September 25, 2003	5	225	5	225	50		5.500		September 25, 2008
Series O	December 30, 2004	50	2,500	50	2,500	50		7.000	(7)	December 31, 2007
Convertible Series 2004-1(8)	December 30, 2004	—	2,492	—	2,492	100,000		5.375		January 5, 2008
Series P	September 28, 2007	40	1,000	40	1,000	25		4.500	(9)	September 30, 2012
Series Q	October 4, 2007	15	375	15	375	25		6.750		September 30, 2010
Series R(10)	November 21, 2007	21	530	21	530	25		7.625		November 21, 2012
Series S	December 11, 2007	280	7,000	280	7,000	25		7.750	(11)	December 31, 2010	(12)
Mandatory Convertible Series 2008-1	May 14, 2008	—	—	21	1,074	50		8.750		N/A
Series T(13)	May 19, 2008	89	2,225	89	2,225	25		8.250		May 20, 2013

Total		556	$19,130	577	$20,204

(1)

Initial Stated Value per share was $1,000. Based on our draws of funds under the Senior Preferred Stock Variable Liquidation Preference agreement with Treasury, the Stated Value per share on December 31, 2011 was $112,578.

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

(4)

Rate effective March 31, 2010. Variable dividend rate resets every two years at a per annum rate equal to the two-year Maturity U.S. Treasury Rate (“CMT”) minus 0.16% with a cap of 11% per year. As of December 31, 2011, the annual dividend rate was 0.89%.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Represents initial call date. Redeemable every two years thereafter.

(6)

Rate effective September 30, 2010. Variable dividend rate resets every two years at a per annum rate equal to the two-year CMT rate minus 0.18% with a cap of 11% per year. As of December 31, 2011, the annual dividend rate was 0.27%.

(7)

Rate effective December 31, 2011. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.00% or 10-year CMT rate plus 2.375%. As of December 31, 2011, the annual dividend rate was 7.00%.

(8)	Issued and outstanding shares were 24,922 as of December 31, 2011 and 2010, respectively.

(9)

Rate effective December 31, 2011. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 4.50% or 3-Month LIBOR plus 0.75%. As of December 31, 2011, the annual dividend rate was 4.50%.

(10)

On November 21, 2007, we issued 20 million shares of preferred stock in the amount of $500 million. Subsequent to the initial issuance, we issued an additional 1.2 million shares in the amount of $30 million on December 14, 2007 under the same terms as the initial issuance.

(11)

Rate effective December 31, 2011. Variable dividend rate resets quarterly thereafter at a per annum rate equal to the greater of 7.75% or 3-Month LIBOR plus 4.23%. As of December 31, 2011, the annual dividend rate was 7.75%.

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

Each series of our preferred stock has no par value, is non-participating, is non-voting and has a liquidation preference equal to the stated value per share. None of our preferred stock is convertible into or exchangeable for any of our other stock or obligations, with the exception of the Convertible Series 2004-1.

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

Holders of preferred stock (other than the senior preferred stock) are entitled to receive non-cumulative, quarterly dividends when, and if, declared by our Board of Directors, but have no right to require redemption of any shares of preferred stock. Payment of dividends on preferred stock (other than the senior preferred stock) is not mandatory, but has priority over payment of dividends on common stock, which are also declared by the Board of Directors. If dividends on the preferred stock are not paid or set aside for payment for a given dividend period, dividends may not be paid on our common stock for that period. There were no dividends declared or paid on preferred stock (other than the senior preferred stock) for the years ended December 31, 2011 or 2010.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After a specified period, we have the option to redeem preferred stock (other than the senior preferred stock) at its redemption price plus the dividend (whether or not declared) for the then-current period accrued to, but excluding, the date of redemption. The redemption price is equal to the stated value for all issues of preferred stock except Series O, which has a redemption price of $50 to $52.50 depending on the year of redemption and Convertible Series 2004-1, which has a redemption price of $105,000 per share.

Our preferred stock is traded in the over-the-counter market.

Conversions of Preferred Stock to Common Stock

During 2011, 38,669,995 shares of common stock were issued upon conversion of 21,493,217 shares of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1 at the option of the holders pursuant to the terms of the preferred stock. On May 13, 2011, the mandatory conversion date, 36,398,449 shares of common stock were issued upon the mandatory conversion of all remaining outstanding shares (20,018,947 shares) of 8.75% Non-Cumulative Mandatory Convertible Preferred Stock, Series 2008-1, in accordance with its terms. In 2010, 2,867,318 shares of Mandatory Convertible Series 2008-1 were converted to 4,417,947 shares of common stock. In 2009, 17,335,866 shares of Mandatory Convertible Series 2008-1 were converted to 26,711,068 shares of common stock and 78 shares of Mandatory Convertible Series 2004-1 were converted to 82,705 shares of common stock.

Senior Preferred Stock and Common Stock Warrant

On September 8, 2008, we issued one million shares of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (“senior preferred stock”), with an aggregate stated value and initial liquidation preference of $1.0 billion. On September 7, 2008, we issued a warrant to purchase common stock to Treasury. The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The senior preferred stock and the warrant were issued in consideration for the initial commitment from Treasury to provide up to $100.0 billion in cash to us under the terms set forth in the senior preferred stock purchase agreement prior to subsequent amendments. We did not receive any cash proceeds as a result of issuing these shares or the warrant. We have assigned a value of $4.5 billion to Treasury’s commitment, which has been recorded as a reduction to additional paid-in-capital and was partially offset by the aggregate fair value of the warrant. There was no impact to the total balance of stockholders’ equity (deficit) as a result of the issuance.

Variable Liquidation Preference Senior Preferred Stock, Series 2008-2

Shares of the senior preferred stock have no par value and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. To the extent dividends are not paid in cash for any dividend period, the dividends will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts paid by Treasury to us pursuant to Treasury’s funding commitment provided in the senior preferred stock purchase agreement and any quarterly commitment fee payable under the senior preferred stock purchase agreement that is not paid in cash to or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As of February 29, 2012, we have received a total of $111.6 billion under Treasury’s funding commitment and the Acting Director of FHFA will request an additional $4.6 billion from Treasury to eliminate our net worth deficit as of December 31, 2011.

Holders of the senior preferred stock are entitled to receive when, as and if declared by our Board of Directors, out of legally available funds, cumulative quarterly cash dividends at an annual rate of 10% per year based on the then-current liquidation preference of the senior preferred stock. As conservator and under our Charter, FHFA

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also has authority to declare dividends on the senior preferred stock. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year. Dividends declared and paid on our senior preferred stock were $9.6 billion, $7.7 billion and $2.5 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Common Stock Warrant

The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to Fannie Mae of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of common stock is greater than the exercise price, in lieu of exercising the warrant by payment of the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. If the warrant is exercised, the stated value of the common stock issued will be reclassified as “Common stock” in our consolidated balance sheets. As of February 29, 2012, Treasury had not exercised the warrant.

Senior Preferred Stock Purchase Agreement with Treasury

Commitment Fee

We were scheduled to begin paying Treasury a quarterly commitment fee beginning on March 31, 2011; however, Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for each quarter of 2011 and the first quarter of 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury stated that it will reevaluate the situation to determine whether to set the quarterly commitment fee for the remaining quarters of 2012. We may elect to pay the periodic commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

Funding Commitment

Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we maintain a positive net worth. On December 24, 2009, the maximum amount of Treasury’s funding commitment to us under the senior preferred stock purchase agreement was increased pursuant to an amendment to the agreement. The amendment provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any net worth deficiencies attributable to periods during 2010, 2011 and 2012. If we do not have a positive net worth as of December 31, 2012, then the amount of funding available under the senior preferred stock purchase agreement after 2012 will be $124.8 billion ($200 billion less $75.2 billion in cumulative draws for net worth deficiencies through December 31, 2009). In the event we have a positive net worth as of December 31, 2012, then the amount of funding available after 2012 under the senior preferred stock purchase agreement will depend on the size of that positive net worth relative to the cumulative draws for net worth deficiencies attributable to periods during 2010, 2011 and 2012, as follows:

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Incur indebtedness that would result in our aggregate indebtedness exceeding $972 billion through December 31, 2011. For every year thereafter, our debt cap will equal 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year;

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

The agreement also provides that we may not own mortgage assets in excess of $729 billion as of December 31, 2011. On each December 31 thereafter, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion.

Under the agreement, the effect of changes in generally accepted accounting principles that occurred subsequent to the date of the agreement and that require us to recognize additional mortgage assets in our consolidated balance sheets were not considered for purposes of evaluating our compliance with the limitation on the amount of mortgage assets we may own. In addition, the definition of indebtedness in the agreement was revised to clarify that it also does not give effect to any change that may be made in respect of the FASB guidance on accounting for transfers of financial assets or any similar accounting guidance.

In addition, the agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements with our named executive officers (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. As of December 31, 2011, we were in compliance with the senior preferred stock purchase agreement covenants.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16.    Regulatory Capital Requirements

FHFA has announced that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship, and that FHFA will not issue quarterly capital classifications during the conservatorship. We submit capital reports to FHFA during the conservatorship and FHFA monitors our capital levels. FHFA has stated that it does not intend to report our critical capital, risk-based capital or subordinated debt levels during the conservatorship. As of December 31, 2011 and 2010, we had a minimum capital deficiency of $148.4 billion and $123.2 billion, respectively. Our minimum capital deficiency was determined based on guidance from FHFA, in which FHFA (1) directed us, for loans backing Fannie Mae MBS held by third parties, to continue reporting our minimum capital requirements based on 0.45% of the unpaid principal balance and critical capital based on 0.25% of the unpaid principal balance, regardless of whether these loans have been consolidated pursuant to accounting rules, and (2) issued a regulatory interpretation stating that our minimum capital requirements are not automatically affected by the consolidation accounting guidance. Additionally, our minimum capital deficiency excludes the funds provided to us by Treasury pursuant to the senior preferred stock purchase agreement, as the senior preferred stock does not qualify as core capital due to its cumulative dividend provisions.

Pursuant to the GSE Act, if the Director of FHFA makes a written determination that our total assets are less than our total obligations (a net worth deficit) for a period of 60 days, FHFA is mandated by law to appoint a receiver for Fannie Mae. Treasury’s funding commitment under the senior preferred stock purchase agreement is intended to ensure that we avoid a net worth deficit, in order to avoid this mandatory trigger of receivership. In order to avoid a net worth deficit, our conservator may request funds on our behalf from Treasury under the senior preferred stock purchase agreement.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHFA has directed us, during the time we are under conservatorship, to focus on managing to a positive net worth. As of December 31, 2011 and 2010, we had a net worth deficit of $4.6 billion and $2.5 billion, respectively.

The following table displays our regulatory capital classification measures as of December 31, 2011 and 2010.

	As of December 31,
	2011(1)	2010 (1)
	(Dollars in millions)
Core capital(2)	$(115,967)	$(89,516)
Statutory minimum capital requirement(3)	32,463	33,676

Deficit of core capital over statutory minimum capital requirement	$(148,430)	$(123,192)

(1)	Amounts as of December 31, 2011 and 2010 represent estimates that we have submitted to FHFA.

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

Our critical capital requirement is generally equal to the sum of: (1) 1.25% of on-balance sheet assets, except those underlying Fannie Mae MBS held by third parties; (2) 0.25% of the unpaid principal balance of outstanding Fannie Mae MBS held by third parties; and (3) 0.25% of other off-balance sheet obligations, which may be adjusted by the Director of FHFA under certain circumstances.

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

Restrictions Relating to Subordinated Debt.    During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: our core capital is below 125% of our critical capital requirement; or our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 304(c) of the Charter Act to purchase our debt obligations. As of December 31, 2011 and 2010, our core capital was below 125% of our

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

critical capital requirement; however, we have been directed by FHFA to continue paying principal and interest on our outstanding subordinated debt during the conservatorship and thereafter until directed otherwise, regardless of our existing capital levels.

Prior to conservatorship, we were subject to certain regulatory capital requirements, including minimum capital requirements, under the terms of various agreements and consent orders with OFHEO. We were in compliance with these regulatory capital requirements until they were suspended October 9, 2008 following our entry into conservatorship.

17.    Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers and counterparties engage in similar activities or have similar economic characteristics that make them susceptible to similar changes in industry conditions, which could affect their ability to meet their contractual obligations. Based on our assessment of business conditions that could impact our financial results, including those conditions arising through February 29, 2012, we have determined that concentrations of credit risk exist among single-family and multifamily borrowers (including geographic concentrations and loans with certain higher-risk characteristics), mortgage insurers, mortgage servicers, financial guarantors, lenders with risk sharing, derivative counterparties and parties associated with our off-balance sheet transactions. Concentrations for each of these groups are discussed below.

Single-Family Loan Borrowers

Regional economic conditions may affect a borrower’s ability to repay his or her mortgage loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices and interest rates. The geographic dispersion of our Single-Family business has been consistently diversified over the years ended December 31, 2011 and 2010, with our largest exposures in the Western region of the United States, which represented 27% of our single-family conventional guaranty book of business as of December 31, 2011 and 2010. Except for California, where 19% and 18% of the gross unpaid principal balance of our single-family conventional mortgage loans held or securitized in Fannie Mae MBS as of December 31, 2011 and 2010, respectively, were located, no other significant concentrations existed in any state.

To manage credit risk and comply with legal requirements, we typically require primary mortgage insurance or other credit enhancements if the current LTV ratio (i.e., the ratio of the unpaid principal balance of a loan to the current value of the property that serves as collateral) of a single-family conventional mortgage loan is greater than 80% when the loan is delivered to us. We may also require credit enhancements if the original LTV ratio of a single-family conventional mortgage loan is less than 80%. As of December 31, 2011, 44% of our single-family conventional guaranty book of business consists of loans with an estimated mark-to-market LTV greater than 80% compared with 40% as of December 31, 2010.

Multifamily Loan Borrowers

Numerous factors affect a multifamily borrower’s ability to repay his or her loan and the value of the property underlying the loan. The most significant factors affecting credit risk are rental rates and capitalization rates for the mortgaged property. Rental rates vary among geographic regions of the United States. The average mortgage amounts for multifamily loans are significantly larger than those for single-family borrowers and, therefore, individual defaults for multifamily borrowers can be more significant to us. However, these loans, while individually large, represent a small percentage of our total loan portfolio. Our multifamily geographic concentrations have been consistently diversified over the years ended December 31, 2011 and 2010, with our

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

largest exposure in the Western region of the United States, which represented 34% of our multifamily guaranty book of business as of December 31, 2011. Except for California and New York, no other significant concentrations existed in any states as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, 26% and 13% of the gross unpaid principal balance of our portfolio of multifamily mortgage loans held by us or securitized in Fannie Mae MBS were located in California and New York, respectively.

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

The following table displays the regional geographic concentration of single-family and multifamily loans in our mortgage portfolio and those loans held or securitized in Fannie Mae MBS as of December 31, 2011 and 2010.

	Geographic Concentration(1)
	Percentage of Conventional Single-Family Guaranty Book of Business(2)		Percentage of Multifamily Guaranty Book of Business(3)
	As of December 31,		As of December 31,
	2011	2010	2011	2010
Midwest	15%	15%	8%	8%
Northeast	19	19	21	22
Southeast	24	24	20	20
Southwest	15	15	17	16
West	27	27	34	34

Total	100%	100%	100%	100%

(1)

Midwest includes IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast includes CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast includes AL, DC, FL, GA, KY, MD, NC, MS, SC, TN, VA, WV; Southwest includes AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

(2)

Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted over 99% of our total single-family conventional guaranty book of business as of December 31, 2011 and 2010.

(3)

Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted 99% of our total multifamily guaranty book of business as of December 31, 2011 and 2010.

Alt-A and Subprime Loans and Securities

We own and guarantee Alt-A and subprime mortgage loans and mortgage-related securities. An Alt-A mortgage loan generally refers to a mortgage loan that has been underwritten with reduced or alternative documentation than that required for a full documentation mortgage loan but may also include other alternative product features. As a result, Alt-A mortgage loans generally have a higher risk of default than non-Alt-A mortgage loans. In reporting our Alt-A exposure, we have classified mortgage loans as Alt-A if the lenders that deliver the mortgage loans to us have classified the loans as Alt-A based on documentation or other product features. We have classified private-label mortgage-related securities held in our investment portfolio as Alt-A if the securities were labeled as such when issued. A subprime mortgage loan generally refers to a mortgage loan made to a borrower with a weaker credit

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

profile than that of a prime borrower. As a result of the weaker credit profile, subprime borrowers have a higher likelihood of default than prime borrowers. Subprime mortgage loans were typically originated by lenders specializing in this type of business or by subprime divisions of large lenders, using processes unique to subprime loans. In reporting our subprime exposure, we have classified mortgage loans as subprime if the mortgage loans were originated by one of these specialty lenders or a subprime division of a large lender. We exclude loans originated by these lenders if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We apply our classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. We have classified private-label mortgage-related securities held in our investment portfolio as subprime if the securities were labeled as such when issued. We reduce our risk associated with some of these loans through credit enhancements, as described below under “Mortgage Insurers.”

The following table displays information regarding our Alt-A and subprime mortgage loans and mortgage-related securities in our single-family mortgage credit book of business as of December 31, 2011 and 2010.

	As of December 31,
	2011		2010
	Unpaid Principal Balance	Percent of Book of Business(1)	Unpaid Principal Balance	Percent of Book of Business(1)
	(Dollars in millions)
Loans and Fannie Mae MBS:
Alt-A(2)	$183,829	6%	$213,597	7%
Subprime(3)	14,167	**	15,266	**

Total	$197,996	7%	$228,863	8%

Private-label securities:
Alt-A(4)	$19,670	**	$22,283	**
Subprime(5)	16,538	**	18,410	**

Total	$36,208	1%	$40,693	1%

**	Represent less than 1% of single-family mortgage credit book of business.

(1)	Calculated based on total unpaid principal balance of our single-family mortgage credit book of business.

(2)	Represents Alt-A mortgage loans held in our portfolio and Fannie Mae MBS backed by Alt-A mortgage loans.

(3)	Represents subprime mortgage loans held in our portfolio and Fannie Mae MBS backed by subprime mortgage loans.

(4)	Represents private-label mortgage-related securities backed by Alt-A mortgage loans.

(5)	Represents private-label mortgage-related securities backed by subprime mortgage loans.

Other Concentrations

Mortgage Seller/Servicers.    Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 75% of our single-family guaranty book of business as of

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, compared with 77% as of December 31, 2010. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 67% of our multifamily guaranty book of business as of December 31, 2011, compared with 70% as of December 31, 2010.

In addition to their other responsibilities our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to our demands that seller/servicers meet these obligations collectively as “repurchase requests.”

We continue to work with our mortgage seller/servicers to fulfill outstanding repurchase requests. Failure by a significant seller/servicer counterparty, or a number of seller/servicers, to fulfill repurchase obligations in addition to their other obligations to us could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material, adverse effect on our results of operations or financial condition.

Mortgage Insurers.    Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $91.2 billion on the single-family mortgage loans in our guaranty book of business as of December 31, 2011, which represented 3% of our single-family guaranty book of business. Our primary and pool mortgage insurance coverage risk in force on single-family mortgage loans in our guaranty book of business represented $87.3 billion and $3.9 billion, respectively, as of December 31, 2011, compared with $91.2 billion and $4.7 billion, respectively, as of December 31, 2010. Nine mortgage insurance companies provided over 99% of our mortgage insurance as of December 31, 2011 and 2010.

Increases in mortgage insurance claims due to higher defaults and credit losses in recent periods have adversely affected the financial results and financial condition of many mortgage insurers. Three of our mortgage insurers (Triad, RMIC and PMI) have publicly disclosed that they are in run-off. One mortgage insurer, Genworth Mortgage Insurance Corporation, has publicly disclosed that absent a waiver they estimate that they would not meet state regulatory capital requirements for their main insurance writing entity as of December 31, 2011. An additional two of our mortgage insurers (Mortgage Guaranty Insurance Corporation and Radian Guaranty, Inc.) have disclosed that, in the absence of additional capital contributions to their insurance writing entity, their capital might fall below state regulatory capital requirements in the future. These six mortgage insurers provided a combined $74.1 billion, or 81%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of December 31, 2011. During 2011, we notified PMI Mortgage Insurance Co. (“PMI”) and Republic Mortgage Insurance Company (“RMIC”), two of our mortgage insurer counterparties, that they were suspended nationwide as approved mortgage insurers.

We notified RMIC that both RMIC and its affiliate, Republic Mortgage Insurance Company of North Carolina (“RMIC-NC”), were suspended nationwide as approved mortgage insurers. We also notified our mortgage sellers and servicers that we would not accept any mortgage loan insured by RMIC or RMIC-NC that is delivered after November 30, 2011, except for refinanced Fannie Mae loans where continuation of the coverage is effected through modification of an existing mortgage insurance certificate. RMIC and RMIC-NC each voluntarily entered into an agreement with their regulator to discontinue writing or assuming any new mortgage guaranty insurance business in all states. In January 2012, RMIC’s parent company announced that RMIC has been ordered into supervision by its regulator. Pursuant to the order, effective January 20, 2012, RMIC is paying 50% of all valid claims for an initial period not to exceed one year, with the remaining 50% deferred.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PMI received from its regulator an order under which the regulator now has full possession, management and control of PMI. The regulator is also seeking to place PMI into receivership. Pursuant to the order, the regulator instituted a partial claim payment plan whereby all valid claims under PMI mortgage guaranty insurance policies will be paid 50% in cash and 50% deferred as a policyholder claim. It is uncertain when, and if, PMI’s regulator will allow PMI to begin paying its deferred policyholder claims and/or increase the amount of cash PMI pays on claims.

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

We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. The following table displays our estimated benefit from mortgage insurers as of December 31, 2011 and 2010 that reduce our total loss reserves.

	As of December 31,
	2011	2010
	(Dollars in millions)
Contractual mortgage insurance benefit(1)	$15,099	$17,507
Less: Collectability adjustment(2)	2,867	1,150

Estimated benefit included in total loss reserves	$12,232	$16,357

(1)	Relates to loans that are individually measured for impairment and those that are collectively reserved.

(2)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.

We had outstanding receivables of $3.6 billion recorded in “Other assets” in our consolidated balance sheets as of December 31, 2011 and $4.4 billion as of December 31, 2010 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $639 million as of December 31, 2011 and $648 million as of December 31, 2010 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectibility, and they are recorded net of a valuation allowance of $570 million as of December 31, 2011 and $317 million as of December 31, 2010. These mortgage insurance receivables are short-term in nature, having an average duration of approximately six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of December 31, 2011 and 2010.

We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $5.8 billion during 2011 and $6.4 billion during 2010. We negotiated the cancellation and restructurings of some of our mortgage insurance coverage in exchange for a fee. The cash fees received of $796 million during 2010 are included in our total insurance proceeds amount; there were no such cash fees received during 2011. These fees represented an acceleration of, and discount on, claims to be paid pursuant to the coverage in order to reduce future exposure to our mortgage insurers and were recorded as a reduction to our “Foreclosed property expense” in our consolidated statements of operations and comprehensive loss.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Guarantors.    We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. The following table displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of December 31, 2011 and 2010.

	As of December 31,
	2011	2010
	(Dollars in millions)
Alt-A private-label securities	$1,279	$1,544
Subprime private-label securities	1,398	1,487
Mortgage revenue bonds	4,931	5,264
Other mortgage-related securities	317	347
Non mortgage-related securities	46	172

Total	$7,971	$8,814

If a financial guarantor fails to meet its obligations to us with respect to the securities for which we have obtained financial guarantees, it could reduce the fair value of our mortgage-related securities and result in financial losses to us, which could have a material adverse effect on our earnings, liquidity, financial condition and net worth. With the exception of Ambac Assurance Corporation (“Ambac”), none of our non-governmental financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Ambac provided coverage on $3.3 billion, or 41%, of our total non-governmental guarantees, as of December 31, 2011. We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $31.4 billion as of December 31, 2011 and $25.7 billion as of December 31, 2010.

We model our securities without assuming the benefit of non-governmental financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of December 31, 2011, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from non-governmental counterparties.

Lenders with Risk Sharing.    We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $12.8 billion as of December 31, 2011 and $15.6 billion as of December 31, 2010. As of December 31, 2011, 58% of our maximum potential loss recovery on single-family loans was from three lenders. As of December 31, 2010, 56% of our maximum potential loss recovery on single-family loans was from the same three lenders. Our maximum potential loss recovery from lenders under these risk sharing agreements on both Delegated Underwriting and Servicing (“DUS”) and non-DUS multifamily loans was $32.1 billion as of December 31, 2011 and $30.3 billion as of December 31, 2010. As of December 31, 2011, 40% of our maximum potential loss recovery on multifamily loans was from three DUS lenders. As of December 31, 2010, 41% of our maximum potential loss recovery on multifamily loans was from the same three DUS lenders.

Derivatives Counterparties.    For information on credit risk associated with our derivatives transactions refer to “Note 9, Derivative Instruments and Hedging Activities.”

Parties Associated with Our Off-Balance Sheet Transactions.    We enter into financial instrument transactions that create off-balance sheet credit risk in the normal course of our business. These transactions are designed to meet the financial needs of our customers, and manage our credit, market or liquidity risks.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have entered into guarantees for which we have not recognized a guaranty obligation in our consolidated balance sheets relating to periods prior to 2003, the effective date of accounting pronouncements related to guaranty accounting. Our maximum potential exposure under these guarantees is $9.3 billion as of December 31, 2011, and $10.3 billion as of December 31, 2010. If we were required to make payments under these guarantees, we would pursue recovery through our right to the collateral backing the underlying loans, available credit enhancements and recourse with third parties that provide a maximum coverage of $4.0 billion as of December 31, 2011 and $3.9 billion as of December 31, 2010.

18.    Fair Value

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis.

Fair Value Measurement

Fair value measurement guidance defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. This guidance applies whenever other accounting guidance requires or permit assets or liabilities to be measured at fair value. The guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements of assets and liabilities based on limited observable inputs or observable inputs for similar assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of December 31, 2011 and 2010. Specifically, total assets measured at fair value on a recurring basis and classified as Level 3 were $36.3 billion, or 1% of “Total assets,” and $39.0 billion, or 1% of “Total assets,” in our consolidated balance sheets as of December 31, 2011 and 2010, respectively.

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Cash equivalents(2)	$600	$—	$—	$—	$600
Trading securities:
Mortgage-related securities:
Fannie Mae	—	5,687	1,737	—	7,424
Freddie Mac	—	2,732	—	—	2,732
Ginnie Mae	—	278	9	—	287
Alt-A private-label securities	—	1,004	345	—	1,349
Subprime private-label securities	—	—	1,280	—	1,280
CMBS	—	10,411	—	—	10,411
Mortgage revenue bonds	—	—	724	—	724
Other	—	—	143	—	143
Non-mortgage-related securities:
U.S. Treasury securities	47,737	—	—	—	47,737
Asset-backed securities	—	2,111	—	—	2,111

Total trading securities	47,737	22,223	4,238	—	74,198
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	15,904	946	—	16,850
Freddie Mac	—	12,811	12	—	12,823
Ginnie Mae	—	902	—	—	902
Alt-A private-label securities	—	4,427	7,256	—	11,683
Subprime private-label securities	—	—	7,586	—	7,586
CMBS	—	14,026	—	—	14,026
Mortgage revenue bonds	—	7	10,247	—	10,254
Other	—	13	3,445	—	3,458

Total available-for-sale securities	—	48,090	29,492	—	77,582
Mortgage loans of consolidated trusts	—	1,292	2,319	—	3,611

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Other assets:
Risk management derivatives:
Swaps	—	9,247	170	—	9,417
Swaptions	—	6,536	—	—	6,536
Other	—	1	51	—	52
Netting adjustment	—	—	—	(15,829)	(15,829)
Mortgage commitment derivatives	—	368	17	—	385

Total other assets	—	16,152	238	(15,829)	561

Total assets at fair value	$48,337	$87,757	$36,287	$(15,829)	$156,552

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$432	$—	$—	$432
Senior floating	—	—	406	—	406

Total of Fannie Mae	—	432	406	—	838
Of consolidated trusts	—	3,174	765	—	3,939

Total long-term debt	—	3,606	1,171	—	4,777
Other liabilities:
Risk management derivatives:
Swaps	—	18,661	167	—	18,828
Swaptions	—	3,432	—	—	3,432
Netting adjustment	—	—	—	(21,898)	(21,898)
Mortgage commitment derivatives	—	548	6	—	554

Total other liabilities	—	22,641	173	(21,898)	916

Total liabilities at fair value	$—	$26,247	$1,344	$(21,898)	$5,693

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Cash equivalents(2)	$4,049	$2,300	$—	$—	$6,349
Trading securities:
Mortgage-related securities:
Fannie Mae	—	5,196	2,202	—	7,398
Freddie Mac	—	1,326	—	—	1,326
Ginnie Mae	—	590	—	—	590
Alt-A private-label securities	—	1,663	20	—	1,683
Subprime private-label securities	—	—	1,581	—	1,581
CMBS	—	10,764	—	—	10,764
Mortgage revenue bonds	—	—	609	—	609
Other	—	—	152	—	152
Non-mortgage-related securities:
U.S. Treasury securities	27,432	—	—	—	27,432
Asset-backed securities	—	5,309	12	—	5,321

Total trading securities	27,432	24,848	4,576	—	56,856
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	22,714	114	—	22,828
Freddie Mac	—	16,993	3	—	16,996
Ginnie Mae	—	1,039	—	—	1,039
Alt-A private-label securities	—	6,841	7,049	—	13,890
Subprime private-label securities	—	—	9,932	—	9,932
CMBS	—	14,844	—	—	14,844
Mortgage revenue bonds	—	11	11,030	—	11,041
Other	—	16	3,806	—	3,822

Total available-for-sale securities	—	62,458	31,934	—	94,392
Mortgage loans of consolidated trusts	—	755	2,207	—	2,962
Other assets:
Risk management derivatives:
Swaps	—	9,623	163	—	9,786
Swaptions	—	5,474	—	—	5,474
Other	3	24	72	—	99
Netting adjustment	—	—	—	(15,175)	(15,175)
Mortgage commitment derivatives	—	941	12	—	953

Total other assets	3	16,062	247	(15,175)	1,137

Total assets at fair value	$31,484	$106,423	$38,964	$(15,175)	$161,696

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
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

(2)	Cash equivalents is comprised of U.S. Treasuries that are classified as Level 1 as well as money market funds that are classified as Level 2.

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011, 2010 and 2009. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in our consolidated statements of operations and comprehensive loss for Level 3 assets and liabilities for the years ended December 31, 2011, 2010 and 2009. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period transferred.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended December 31, 2011
	Balance, December 31, 2010	Total Gains or (Losses) (Realized/ Unrealized)		Purchases(1)	Sales(1)	Issuances(2)	Settlements(2)	Transfers out of Level 3(3)	Transfers into Level 3(3)	Balance, December 31, 2011	Net Unrealized Gains (Losses) Included in Net Loss Related to Assets and Liabilities Still Held as of December 31, 2011(4)
		Included in Net Loss	Included in Other Compre hensive (Loss) Income
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$2,202	$14	$—	$663	$(161)	$—	$(433)	$(600)	$52	$1,737	$36
Ginnie Mae	—	—	—	9	(9)	—	—	(27)	36	9	—
Alt-A private-label securities	20	19	—	—	—	—	(32)	(188)	526	345	(1)
Subprime private-label securities	1,581	(125)	—	—	—	—	(176)	—	—	1,280	(125)
Mortgage revenue bonds	609	141	—	—	—	—	(26)	—	—	724	144
Other	152	1	—	—	—	—	(6)	(147)	143	143	—
Non-mortgage-related:
Asset-backed securities	12	—	—	—	—	—	(5)	(9)	2	—	—

Total trading securities	$4,576	$50	$—	$672	$(170)	$—	$(678)	$(971)	$759	$4,238	$54

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$114	$—	$44	$1,756	$(383)	$—	$(22)	$(1,023)	$460	$946	$—
Freddie Mac	3	—	—	—	—	—	(1)	—	10	12	—
Alt-A private-label securities	7,049	(100)	119	—	—	—	(974)	(1,684)	2,846	7,256	—
Subprime private-label securities	9,932	(386)	(580)	—	(363)	—	(1,017)	—	—	7,586	—
Mortgage revenue bonds	11,030	(22)	834	—	(109)	—	(1,486)	—	—	10,247	—
Other	3,806	(7)	50	—	—	—	(404)	—	—	3,445	—

Total available-for-sale securities	$31,934	$(515)	$467	$1,756	$(855)	$—	$(3,904)	$(2,707)	$3,316	$29,492	$—

Mortgage loans of consolidated trusts	$2,207	$8	$—	$184	$—	$—	$(339)	$(106)	$365	$2,319	$9
Net derivatives	104	123	—	—	—	(4)	(87)	(71)	—	65	59
Long-term debt:
Of Fannie Mae:
Senior floating	$(421)	$(88)	$—	$—	$—	$—	$103	$—	$—	$(406)	$(88)
Of consolidated trusts	(627)	(35)	—	—	4	(70)	89	185	(311)	(765)	(19)

Total long-term debt	$(1,048)	$(123)	$—	$—	$4	$(70)	$192	$185	$(311)	$(1,171)	$(107)

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended December 31, 2010
	Balance, December 31, 2009	Impact of the transition to the Consolidation Accounting Guidance	Total Gains or (Losses) (Realized/Unrealized)		Purchases, Sales, Issuances, and Settlements, Net	Transfers out of Level 3(3)	Transfers into Level 3(3)	Balance, December 31, 2010	Net Unrealized Gains (Losses) Included in Net Loss Related to Assets and Liabilities Still Held as of December 31, 2010(4)
			Included in Net Loss	Included in Other Comprehensive (Loss) Income
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$5,656	$(2)	$(1)	$—	$(223)	$(5,551)	$2,323	$2,202	$13
Freddie Mac	—	—	—	—	(1)	(3)	4	—	—
Alt-A private-label securities	564	62	226	—	(77)	(1,069)	314	20	4
Subprime private-label securities	1,780	—	41	—	(240)	—	—	1,581	41
Mortgage revenue bonds	600	—	67	—	(58)	—	—	609	66
Other	154	—	6	—	(8)	—	—	152	5
Non-mortgage-related:
Asset-backed securities	107	—	1	—	(62)	(47)	13	12	—

Total trading securities	$8,861	$60	$340	$—	$(669)	$(6,670)	$2,654	$4,576	$129

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$596	$(203)	$(1)	$2	$181	$(580)	$119	$114	$—
Freddie Mac	27	—	—	(1)	(29)	—	6	3	—
Ginnie Mae	123	—	—	2	(125)	—	—	—	—
Alt-A private-label securities	8,312	471	(54)	1,240	(1,322)	(4,951)	3,353	7,049	—
Subprime private-label securities	10,746	(118)	(70)	1,078	(1,704)	—	—	9,932	—
Mortgage revenue bonds	12,820	21	11	82	(1,902)	(2)	—	11,030	—
Other	3,530	366	(3)	402	(489)	—	—	3,806	—

Total available-for-sale securities	$36,154	$537	$(117)	$2,805	$(5,390)	$(5,533)	$3,478	$31,934	$—

Mortgage loans of consolidated trusts	$—	$—	$(29)	$—	$2,188	$(11)	$59	$2,207	$(29)
Guaranty assets and buy-ups	2,577	(2,568)	1	1	(11)	—	—	—	—
Net derivatives	123	—	61	—	(74)	(1)	(5)	104	(33)
Long-term debt:
Of Fannie Mae:
Senior floating	$(601)	$—	$20	$—	$160	$—	$—	$(421)	$24
Of consolidated trusts	—	(77)	19	—	(631)	92	(30)	(627)	2

Total long-term debt	$(601)	$(77)	$39	$—	$(471)	$92	$(30)	$(1,048)	$26

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Year Ended December 31, 2009
	Balance, January 1, 2009	Total Gains or (Losses) (Realized/Unrealized)		Purchases, Sales, Issuances, and Settlements, Net	Transfers in/out of Level 3, Net(3)	Balance, December 31, 2009	Net Unrealized Gains (Losses) Included in Net Loss Related to Assets and Liabilities Still Held as of December 31, 2009(4)
		Included in Net Loss	Included in Other Comprehensive (Loss) Income
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$6,935	$278	$—	$(1,277)	$(280)	$5,656	$274
Alt-A private-label securities	1,118	57	—	(154)	(457)	564	(25)
Subprime private-label securities	2,318	(83)	—	(455)	—	1,780	(74)
Mortgage revenue bonds	695	(75)	—	(20)	—	600	(75)
Other	167	(1)	—	(12)	—	154	(1)
Non-mortgage-related:
Asset-backed securities	1,475	(38)	—	(108)	(1,222)	107	2
Corporate debt securities	57	3	—	(116)	56	—	—

Total trading securities	$12,765	$141	$—	$(2,142)	$(1,903)	$8,861	$101

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$5,609	$(47)	$191	$(569)	$(4,588)	$596	$—
Freddie Mac	80	3	(6)	(21)	(29)	27	—
Ginnie Mae	190	—	1	(7)	(61)	123	—
Alt-A private-label securities	11,675	(1,717)	2,192	(1,554)	(2,284)	8,312	—
Subprime private-label securities	14,318	(5,290)	4,862	(3,144)	—	10,746	—
Mortgage revenue bonds	12,456	(16)	1,349	(969)	—	12,820	—
Other	3,509	(81)	651	(549)	—	3,530	—

Total available-for-sale securities	$47,837	$(7,148)	$9,240	$(6,813)	$(6,962)	$36,154	$—

Guaranty assets and buy-ups	$1,083	$466	$243	$785	$—	$2,577	$783
Net derivatives	310	(42)	—	(48)	(97)	123	3
Long-term debt	(2,898)	(18)	—	1,791	524	(601)	(49)

(1)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts.

(2)	Issuances and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(3)

Transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. Transfers into Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(4)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables display realized and unrealized gains and losses included in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2011, 2010 and 2009, for our Level 3 assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis.

	For the Year Ended December 31, 2011
	Interest Income	Fair Value Losses, net	Net Other-than- Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized (losses) gains included in net loss	$(327)	$86	$(229)	$13	$(457)
Net unrealized (losses) gains related to Level 3 assets and liabilities still held as of December 31, 2011	$(3)	$18	$—	$—	$15

	For the Year Ended December 31, 2010
	Interest Income	Fair Value Losses, net	Net Other-than- Temporary- Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net loss	$319	$416	$(480)	$40	$295
Net unrealized gains related to Level 3 assets and liabilities still held as of December 31, 2010	$—	$93	$—	$—	$93

	For the Year Ended December 31, 2009
	Interest Income Investments in Securities	Fee and Other Income	Fair Value Losses, net	Net Other-than- Temporary- Impairments	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net loss	$545	$466	$94	$(7,706)	$(6,601)
Net unrealized gains related to level 3 assets and liabilities still held as of December 31, 2009	$—	$783	$55	$—	$838

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

Cash Equivalents, Trading Securities and Available-for-Sale Securities—These securities are recorded in our consolidated balance sheets at fair value on a recurring basis. Fair value is measured using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets are classified as Level 1. If quoted market prices in active markets for identical assets are not available, we use prices provided by up to three third-party pricing services that are calibrated to the quoted market prices in active markets for similar securities, and assets valued in this manner are classified as Level 2. In the absence of prices provided by third-party pricing services supported by observable market data, fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flow models that use inputs such as spread, prepayment speed, yield, and loss severity based on market assumptions where available. Such instruments are generally classified as Level 2. Where there is limited activity or less transparency around inputs to the valuation, securities are classified as Level 3.

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

Fair value of single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. We calculate the fair value of nonperforming loans based on indicative bids received on a representative sample of nonperforming loans. The bids on the sample loans are obtained from multiple active market participants. Fair value for loans that are four or more months delinquent, in an open modification period, or in a closed modification and that have performed for nine or fewer months are estimated by extrapolating from the indicative sample bids. Fair value for loans that are one to three months delinquent is estimated by an interpolation method using three inputs: (1) the fair value estimate as a performing loan; (2) the fair value estimate as a nonperforming loan; and (3) the delinquency transition rate corresponding to the loan’s current delinquency status.

A portion of our single-family nonperforming loans are considered impaired and are measured at fair value in our consolidated balance sheets on a nonrecurring basis. The fair value of these nonperforming loans is measured using the value of the underlying collateral. These valuations leverage our proprietary distressed home price model. The model assigns a value using comparable transaction data. In determining what comparables to use in the calculations, the model measures three key characteristics relative to the target property: (1) distance from target property, (2) time of the transaction and (3) comparability of the nondistressed value. These loans are classified within Level 3 of the valuation hierarchy because significant inputs are unobservable.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the guaranty assets includes the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but is recorded separately as a component of “Other assets” in our consolidated balance sheets. While the fair value of the guaranty assets reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the accounting guidance on guarantor’s accounting and disclosure requirements for guarantees.

Debt—The majority of debt of Fannie Mae is recorded in our consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain structured debt instruments, which are recorded in our consolidated balance sheets at fair value on a recurring basis.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Nonrecurring Changes in Fair Value

The following tables display assets and liabilities measured in our consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment), and the gains or losses recognized for these assets and liabilities for the years ended December 31, 2011, 2010 and 2009, as a result of fair value measurements.

	Fair Value Measurements For the Year Ended December 31, 2011					For the Year Ended December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value		Total Gains (Losses)
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$3	$197	$200	(1)	$12
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	44,592	44,592	(2)	(3,077)
Of consolidated trusts	—	—	882	882	(2)	(142)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,910	1,910	(2)	(348)
Acquired property, net:
Single-family	—	—	19,498	19,498	(3)	(2,639)
Multifamily	—	—	363	363	(3)	(87)
Other assets	—	—	1,537	1,537	(4)	(209)

Total assets at fair value	$—	$3	$68,979	$68,982		$(6,490)

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements For the Year Ended December 31, 2010					For the Year Ended December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value		Total Losses
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$6,776	$535	$7,311	(1)(5)	$(91	)(5)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	38,150	38,150	(2)	(2,244)
Of consolidated trusts	—	—	1,294	1,294	(2)	(235)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,836	1,836	(2)	(481)
Acquired property, net:
Single-family	—	—	20,248	20,248	(3)	(2,617)
Multifamily	—	—	206	206	(3)	(65)
Other Assets:
Guaranty assets	—	—	27	27		(6)
Partnership investments	—	—	107	107		(145)
Other assets	—	—	597	597	(4)	(43)

Total assets at fair value	$—	$6,776	$63,000	$69,776		$(5,927)

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements For the Year Ended December 31, 2009					For the Year Ended December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value		Total Losses
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$22,238	$3,557	$25,795	(1)	$(1,210)
Mortgage loans held for investment, at amortized cost	—	330	4,820	5,150	(2)	(1,173)
Acquired property, net	—	—	10,132	10,132	(3)	(503)
Other assets:
Guaranty assets	—	—	2,327	2,327		(231)
Master servicing assets	—	—	147	147		(546)
Partnership investments	—	—	212	212		(5,943	)(6)

Total assets at fair value	$—	$22,568	$21,195	$43,763		$(9,606)

Liabilities:
Master servicing liabilities	$—	$—	$254	$254		$(200)

Total liabilities at fair value	$—	$—	$254	$254		$(200)

(1)

Includes $73 million, $7.1 billion and $15.1 billion of mortgage loans held for sale that were sold, liquidated, deconsolidated, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of December 31, 2011, 2010 and 2009, respectively.

(2)

Includes $8.1 billion, $3.4 billion and $1.1 billion of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of December 31, 2011, 2010 and 2009, respectively.

(3)	Includes $14.5 billion, $10.5 billion and $7.1 billion of acquired properties that were sold or transferred as of December 31, 2011, 2010 and 2009, respectively.

(4)	Includes $411 million and $22 million of other assets that were sold or transferred as of December 31, 2011 and 2010, respectively.

(5)	Includes $7.1 billion of estimated fair value and $68 million in losses due to the adoption of the consolidation accounting guidance.

(6)

Represents impairment charges related to LIHTC partnerships and other equity investments in multifamily properties. We recognized other than temporary impairment losses of $5.5 billion related to LIHTC partnerships for the year ended December 31, 2009.

The following is a description of the valuation techniques we use for assets and liabilities measured at fair value on a nonrecurring basis under the accounting guidance for fair value measurements as well as our basis for classifying these assets and liabilities as Level 1, Level 2 or Level 3. We also use these valuation techniques to estimate the fair value of financial instruments not carried at fair value but disclosed as part of the fair value of financial instruments.

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

Acquired Property, Net and Other Assets—Acquired property, net mainly represents foreclosed property received in full satisfaction of a loan net of a valuation allowance. Acquired property is initially recorded in our consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined using a hierarchy based on the reliability of available information. The hierarchy includes offers accepted, third-party interior appraisals, independent broker opinions, proprietary home price model values and exterior broker price opinions. We consider an offer accepted on a specific foreclosed property to be the best estimate of its fair value. If we have not accepted an offer on the property we use a third-party valuation to determine fair value. Third-party valuation could be obtained from either an interior appraisal or an interior broker price opinion. Interior appraisals and broker price opinions are performed by evaluating the property based on both its interior and exterior condition. We obtain an updated third-party appraisal when a material change has occurred to the condition of the property or when the property has been taken off the market for an extended period of time.

When an accepted offer or a third-party valuation is not available, we generally utilize the home price values using our proprietary model to determine fair value. Our proprietary home price model determines the value of a property using comparable transactions after adjusting for factors such as location, time elapsed since the last sale, and the condition of comparable properties. In certain cases where we do not have sufficient inputs to generate model values, we obtain and rely on exterior third-party appraisals or exterior broker price opinions. Exterior appraisals and exterior broker price opinions are performed by evaluating the property only from the outside and are typically used when access to the property is restricted.

Appraisals and broker price opinions are kept current using a walk forward process that updates them for any projected change in the value of the property. A majority of third-party values are updated by comparing the difference in our proprietary home price model from the month of the original appraisal/broker price opinion to the current period and by applying the resulting percentage change to the original value. If a price is not determinable through our proprietary home price model, we use a home price index to update the appraisals. The most commonly used methodologies in our valuation of acquired property are proprietary home price model and both current and walked forward interior appraisals. Combined these comprise approximately 77% of the population while accepted offers account for approximately 20% of the population.

Estimated cost to sell is based upon historical sales costs at a regional level. These costs primarily include broker fees, title expenses, seller representation expenses, and recording and transfer expenses.

Subsequent to initial measurement, the foreclosed properties that we intend to sell are reported at the lower of the carrying amount or fair value less estimated costs to sell. Foreclosed properties classified as held for use, included in “Other assets” in our consolidated balance sheets, are depreciated and are impaired when circumstances indicate that the carrying amount of the property is no longer recoverable. The fair values of our single-family foreclosed properties are determined using the same hierarchy used at the point of determining initial fair value. The fair value of our multifamily properties is derived using third-party valuations, including appraisals and broker price opinions. When third-party valuations are not available, we estimate the fair value using the current net operating income of the property and capitalization rates.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired property is classified within Level 3 of the valuation hierarchy because significant inputs are unobservable.

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of December 31, 2011 and 2010. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans which are off-balance sheet financial instruments that we do not record in our consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of
	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$68,336	$68,336	$80,975	$80,975
Federal funds sold and securities purchased under agreements to resell or similar arrangements	46,000	46,000	11,751	11,751
Trading securities	74,198	74,198	56,856	56,856
Available-for-sale securities	77,582	77,582	94,392	94,392
Mortgage loans held for sale	311	325	915	915
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	322,825	294,996	358,698	319,367
Of consolidated trusts	2,575,485	2,652,025	2,564,107	2,610,145

Mortgage loans held for investment	2,898,310	2,947,021	2,922,805	2,929,512
Advances to lenders	5,538	5,420	7,215	6,990
Derivative assets at fair value	561	561	1,137	1,137
Guaranty assets and buy-ups	503	901	458	814

Total financial assets	$3,171,339	$3,220,344	$3,176,504	$3,183,342

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$—	$—	$52	$51
Short-term debt:
Of Fannie Mae	146,752	146,782	151,884	151,974
Of consolidated trusts	4,973	4,973	5,359	5,359
Long-term debt:
Of Fannie Mae	585,692	613,983	628,160	649,684
Of consolidated trusts	2,452,455	2,596,657	2,411,597	2,514,929
Derivative liabilities at fair value	916	916	1,715	1,715
Guaranty obligations	811	3,944	769	3,854

Total financial liabilities	$3,191,599	$3,367,255	$3,199,536	$3,327,566

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

Guaranty Obligations—The fair value of all guaranty obligations (“GO”), measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. We estimate the fair value of the GO using our internal GO valuation models, which calculate the present value of expected cash flows based on management’s best estimate of certain key assumptions such as current mark-to-market LTV ratios, future house prices, default rates, severity rates and required rate of return. We further adjust the model values based on our current market pricing when such transactions reflect credit characteristics that are similar to our outstanding GO. While the fair value of the GO reflects all guaranty arrangements, the carrying value primarily reflects only those arrangements entered into subsequent to our adoption of the accounting guidance on guarantor’s accounting and disclosure requirements for guarantees.

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

Interest income for the mortgage loans is recorded in “Mortgage loans interest income” and interest expense for the debt instruments is recorded in “Long-term debt interest expense” in our consolidated statements of operations and comprehensive loss.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of December 31, 2011 and 2010.

	As of December 31,
	2011			2010
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$3,611	$838	$3,939	$2,962	$893	$2,271
Unpaid principal balance	4,122	712	4,012	3,456	829	2,572

(1)

Includes nonaccrual loans with a fair value of $195 million and $219 million as of December 31, 2011 and 2010, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of December 31, 2011 is $232 million. Includes loans that are 90 days past due with a fair value of $310 million and $369 million as of December 31, 2011 and 2010, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of December 31, 2011 is $262 million.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $115 million and $151 million as of December 31, 2011 and 2010, respectively.

Changes in Fair Value under the Fair Value Option Election

The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011			2010			2009
	Loans	Long-Term Debt	Total Losses	Loans	Long-Term Debt	Total Losses	Long-Term Debt
	(Dollars in millions)
Changes in instrument-specific credit risk	$(215)	$10	$(205)	$(58)	$(9)	$(67)	$33
Other changes in fair value	79	(92)	(13)	(73)	14	(59)	(64)

Fair value losses, net	$(136)	$(82)	$(218)	$(131)	$5	$(126)	$(31)

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    Commitments and Contingencies

We are party to various types of legal actions and proceedings, including actions brought on behalf of various classes of claimants. We also are subject to regulatory examinations, inquiries and investigations and other information gathering requests. In some of the matters, indeterminate amounts are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. This variability in pleadings, together with our and our counsel’s actual experience in litigating or settling claims, leads us to conclude that the monetary relief that may be sought by plaintiffs bears little relevance to the merits or disposition value of claims.

On a quarterly and annual basis, we review relevant information about all pending legal actions and proceedings for the purpose of evaluating and revising our contingencies, reserves and disclosures.

Legal actions and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Accordingly, the outcome of any given matter and the amount or range of potential loss at particular points in time is frequently difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel view the evidence and applicable law. Further, FHFA adopted a regulation on June 20, 2011, which provides, in part, that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. The presence of this regulation and the Director of FHFA’s assertion that FHFA will not pay claims asserted in certain cases discussed below while we are in conservatorship creates additional uncertainty in those cases.

We establish a reserve for those matters when a loss is probable and we can reasonably estimate the amount of such loss. Reserves have been established for certain of the matters noted below. These reserves did not have a material adverse effect on our financial statements. We note, however, that in light of the uncertainties involved in such actions and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued.

For the remaining legal actions or proceedings, including those where there is only a reasonable possibility that a loss may be incurred, we are not currently able to estimate the reasonably possible losses or ranges of losses and we have not established a reserve with respect to those actions or proceedings. We are often unable to estimate the possible losses or ranges of losses, particularly for proceedings that are in their early stages of development, where plaintiffs seek substantial or indeterminate damages, where there may be novel or unsettled legal questions relevant to the proceedings, or where settlement negotiations have not occurred or progressed. Further, as noted above, FHFA’s regulation and the Director of FHFA’s assertion creates additional uncertainty with respect to certain cases.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business or financial condition. We have advanced fees and expenses of certain current and former officers and directors in connection with various legal proceedings pursuant to indemnification agreements.

In re Fannie Mae Securities Litigation

Fannie Mae is a defendant in a consolidated class action lawsuit initially filed in 2004 and currently pending in the U.S. District Court for the District of Columbia. In the consolidated complaint filed on March 4, 2005, lead plaintiffs Ohio Public Employees Retirement System and State Teachers Retirement System of Ohio allege that we and certain former officers, as well as our former outside auditor, made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder. Plaintiffs contend that Fannie Mae’s accounting statements were inconsistent with GAAP requirements relating to hedge accounting and the amortization of premiums and discounts, and seek unspecified compensatory damages, attorneys’ fees, and other fees and costs. On January 7, 2008, the court defined the class as all purchasers of Fannie Mae common stock and call options and all sellers of publicly traded Fannie Mae put options during the period from April 17, 2001 through December 22, 2004. On October 17, 2008, FHFA, as conservator for Fannie Mae, intervened in this case. On August 18, 2011, the parties filed various motions for summary judgment, which are fully briefed.

On October 7, 2011, FHFA, as conservator, filed a motion to stay this case for the duration of our conservatorship based on a regulation FHFA adopted on June 20, 2011, which provides in part that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. The Acting Director of FHFA has determined it will not pay the claims asserted in this case while we are in conservatorship. FHFA maintains, therefore, that continuing litigation of this matter would be a waste of resources. FHFA’s motion was denied on November 14, 2011. FHFA’s regulation has been challenged by lead plaintiffs in a separate lawsuit also pending in the U.S. District Court for the District of Columbia.

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

Given the early status of these matters, the absence of a specified demand or claim by the plaintiffs, and the substantial and novel legal questions that remain, including those raised by FHFA’s regulation and the Director of FHFA’s determination, we are currently unable to estimate the reasonably possible loss or range of loss arising from these lawsuits.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion. Briefing on the pending motions for class certification will be held in abeyance pending resolution of motions to dismiss the amended complaint.

In re 2008 Fannie Mae ERISA Litigation

In a consolidated complaint filed on September 11, 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs, and injunctive and other equitable relief. On November 2, 2009, defendants filed motions to dismiss these claims, which are now fully briefed and remain pending. On November 2, 2011, we filed a letter notifying the court of two recent decisions by the U.S. Court of Appeals for the Second Circuit that are relevant to defendants’ motions to dismiss. On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion.

Comprehensive Investment Services v. Mudd, et al.

This individual securities action was originally filed on May 13, 2009, by plaintiff Comprehensive Investment Services, Inc. against certain of our former officers and directors, and certain of our underwriters in the U.S. District Court for the Southern District of Texas. On July 7, 2009, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on May 11, 2011 against us, certain of our former officers, and certain of our underwriters. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. Plaintiff seeks relief in the form of rescission, actual damages, punitive damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On July 11, 2011, defendants filed motions to dismiss the amended complaint, which are now fully briefed and remain pending. On February 1, 2012, plaintiff sought leave to amend its complaint to add new factual allegations and the court granted plaintiff’s motion.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Smith v. Fannie Mae, et al.

This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. On July 11, 2011, defendants filed motions to dismiss the amended complaint, which are now fully briefed and remain pending. On February 1, 2012, plaintiff sought leave to amend his complaint to add new factual allegations and the court granted plaintiff’s motion.

Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Investigation by the Securities and Exchange Commission

On September 26, 2008, we received notice of an ongoing investigation into Fannie Mae by the SEC regarding certain accounting and disclosure matters. On January 8, 2009, the SEC issued a formal order of investigation. On December 15, 2011, we entered into a non-prosecution agreement with the SEC. The agreement requires us to cooperate with the SEC in enforcement proceedings brought against certain of our former officers, but does not require us to pay a monetary penalty.

Investigation by the Department of Justice

On March 15, 2010, we received a Grand Jury subpoena for documents in connection with a Department of Justice investigation into Fannie Mae’s disclosure practices. Fannie Mae has completed its production of documents in response to the subpoena.

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

We lease certain premises and equipment under agreements that expire at various dates through 2029. Some of these leases provide for payment by the lessee of property taxes, insurance premiums, cost of maintenance and other costs. Rental expenses for operating leases were $40 million, $35 million and $62 million for the years ended December 31, 2011, 2010 and 2009, respectively.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by remaining maturity, non cancelable future commitments related to loan and mortgage purchases, unfunded lending, operating leases, and other agreements as of December 31, 2011.

	As of December 31, 2011
	Loans and Mortgage- Related Securities(1)	Unfunded Lending	Operating Leases	Other(2)
	(Dollars in millions)
2012	$45,517	$66	$36	$92
2013	11	17	25	43
2014	2	1	18	11
2015	—	4	15	—
2016	—	—	11	—
Thereafter	—	—	15	—

Total	$45,530	$88	$120	$146

(1)	Includes $45.4 billion, which have been accounted for as mortgage commitment derivatives.

(2)	Includes purchase commitments for certain telecom services, computer software and services, and other agreements.

20.    Selected Quarterly Financial Information (Unaudited)

The consolidated statements of operations for the quarterly periods in 2011 and 2010 are unaudited and in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our consolidated statements of operations. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2011 Quarter Ended
	March 31	June 30	September 30	December 31(1)
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$284	$264	$274	$265
Available-for-sale securities	1,213	1,152	1,160	(248)
Mortgage loans	35,590	35,333	34,334	33,205
Other	28	25	26	38

Total interest income	37,115	36,774	35,794	33,260

Interest expense:
Short-term debt	107	81	66	56
Long-term debt	32,048	31,721	30,542	29,041

Total interest expense	32,155	31,802	30,608	29,097

Net interest income	4,960	4,972	5,186	4,163
Provision for loan losses	(10,587)	(5,802)	(4,159)	(5,366)

Net interest (loss) income after provision for loan losses	(5,627)	(830)	1,027	(1,203)

Investment gains, net	75	171	73	187
Other-than-temporary impairments	(57)	(28)	(232)	(297)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	13	(28)	(30)	351

Net other-than-temporary impairments	(44)	(56)	(262)	54
Fair value gains (losses), net	289	(1,634)	(4,525)	(751)
Debt extinguishment gains (losses), net	13	(43)	(119)	(83)
Fee and other income	237	265	291	370

Non-interest income (loss)	570	(1,297)	(4,542)	(223)

Administrative expenses:
Salaries and employee benefits	320	310	323	283
Professional services	189	169	173	205
Occupancy expenses	42	43	46	48
Other administrative expenses	54	47	49	69

Total administrative expenses	605	569	591	605
(Benefit) provision for guaranty losses	(33)	735	(8)	110
Foreclosed property expense (income)	488	(478)	733	37
Other expenses	352	32	254	228

Total expenses	1,412	858	1,570	980

Loss before federal income taxes	(6,469)	(2,985)	(5,085)	(2,406)
Provision (benefit) for federal income taxes	2	(93)	—	1

Net loss	(6,471)	(2,892)	(5,085)	(2,407)
Less: Net (income) loss attributable to the noncontrolling interest	—	(1)	—	1

Net loss attributable to Fannie Mae	(6,471)	(2,893)	(5,085)	(2,406)
Preferred stock dividends	(2,216)	(2,282)	(2,494)	(2,622)

Net loss attributable to common stockholders	$(8,687)	$(5,175)	$(7,579)	$(5,028)

Loss per share—Basic and Diluted	$(1.52)	$(0.90)	$(1.32)	$(0.87)
Weighted-average common shares outstanding—Basic and Diluted	5,698	5,730	5,760	5,760

(1)

Includes an out-of-period adjustment of $933 million comprised of $1.2 billion to reduce “Interest Income: Available-for-sale securities” offset by a $264 million reduction to “Other-than-temporary impairments” in our consolidated statement of operations and comprehensive loss for the three months ended December 31, 2011.

FANNIE MAE

(In conservatorship)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the 2010 Quarter Ended
	March 31	June 30(1)	September 30	December 31(2)
	(Dollars and shares in millions, except per share amounts)
Interest income:
Trading securities	$315	$330	$310	$296
Available-for-sale securities	1,473	1,389	1,313	1,115
Mortgage loans	37,619	37,632	36,666	35,666
Other	39	41	31	35

Total interest income	39,446	39,392	38,320	37,112

Interest expense:
Short-term debt	118	167	194	152
Long-term debt	36,539	35,018	33,350	32,323

Total interest expense	36,657	35,185	33,544	32,475

Net interest income	2,789	4,207	4,776	4,637
Provision for loan losses	(11,939)	(4,295)	(4,696)	(3,772)

Net interest (loss) income after provision for loan losses	(9,150)	(88)	80	865

Investment gains, net	166	23	82	75
Other-than-temporary impairments	(186)	(48)	(366)	(94)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive loss	(50)	(89)	40	71

Net other-than-temporary impairments	(236)	(137)	(326)	(23)
Fair value (losses) gains, net	(1,705)	303	525	366
Debt extinguishment losses, net	(124)	(159)	(214)	(71)
Fee and other income	233	294	304	253

Non-interest (loss) income	(1,666)	324	371	600

Administrative expenses:
Salaries and employee benefits	324	324	325	304
Professional services	194	260	305	183
Occupancy expenses	41	40	43	46
Other administrative expenses	46	46	57	59

Total administrative expenses	605	670	730	592
(Benefit) provision for guaranty losses	(36)	69	78	83
Foreclosed property (income) expense	(19)	487	787	463
Other expenses	230	224	196	277

Total expenses	780	1,450	1,791	1,415

(Loss) income before federal income taxes	(11,596)	(1,214)	(1,340)	50
(Benefit) provision for federal income taxes	(67)	9	(9)	(15)

Net (loss) income	(11,529)	(1,223)	(1,331)	65
Less: Net (income) loss attributable to the noncontrolling interest	(1)	5	(8)	8

Net (loss) income attributable to Fannie Mae	(11,530)	(1,218)	(1,339)	73
Preferred stock dividends	(1,527)	(1,907)	(2,116)	(2,154)

Net loss attributable to common stockholders	$(13,057)	$(3,125)	$(3,455)	$(2,081)

Loss per share—Basic and Diluted	$(2.29)	$(0.55)	$(0.61)	$(0.37)
Weighted-average common shares outstanding—Basic and Diluted	5,692	5,694	5,695	5,696

(1)

Includes out-of-period adjustment of $1.1 billion to provision for loan losses, reflecting our assessment of the collectability of the receivable from the borrowers for preforeclosure property taxes and insurance.

(2)	Includes settlement from Bank of America N.A. related to repurchase requests for residential mortgage loans of $1.3 billion.

FR009