Form 10-K/A
period 2011-12-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2012-03-09
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Fannie Mae (formally known as the Federal National Mortgage Association) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 (the “Original Filing”), to: (1) amend and restate Part II, Item 9B to report certain changes to compensation arrangements with our named executive officers; and (2) amend and restate Part III, Item 11 to include the required disclosures that were omitted in the Original Filing pursuant to General Instruction G to Form 10-K.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 9B and Part III, Item 11 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II

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

2012 Executive Compensation Program

On March 8, 2012, FHFA instituted new compensation arrangements for most of our named executives. See “Executive Compensation—Compensation Discussion and Analysis—2012 Executive Compensation Program” in Part III, Item 11 hereof for a description, which is incorporated herein by reference, of these new compensation arrangements.

Compensation Recoupment Policy

The Board revised the compensation recoupment policy applicable to our executive officers’ compensation effective March 8, 2012 to cover deferred salary under the executive compensation program adopted in March 2012 identified above. See “Executive Compensation—Compensation Discussion and Analysis—Compensation Recoupment Policy” in Part III, Item 11 hereof for a description, which is incorporated herein by reference, of this compensation recoupment policy.

PART III

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our 2011 executive compensation program was developed in December 2009 after we entered into conservatorship. The program was approved by the Federal Housing Finance Agency (“FHFA”) in consultation with the Department of the Treasury. This Compensation Discussion and Analysis describes our compensation program that was in effect for 2011 executive compensation. As described below under “2012 Executive Compensation Program,” FHFA instituted a new executive compensation program for our named executives that is applicable for 2012 compensation.

Our 2011 executive compensation program was designed to fulfill two primary objectives:

•	attract and retain executive talent with the specialized skills and knowledge necessary to manage a large financial services company; and

•	link pay to performance through the use of performance-based elements of compensation.

Attract and Retain Executive Talent

Management and the Board of Directors appreciate the public interest in executive compensation at companies receiving taxpayer support and understand our responsibility for appropriate stewardship of those resources at Fannie Mae. A market-based, competitive executive compensation program is consistent with good stewardship of taxpayer support, as it enables us to attract and retain able and experienced executives who are essential to effectively manage our $3.1 trillion book of business. We require highly qualified executives to continue to mitigate the losses in the legacy book of business that was acquired prior to conservatorship, as well as to continue to grow the strong new book of business that we have acquired since 2009.

We and FHFA believe that a failure to maintain a competitive compensation program could adversely affect our ability to attract and retain qualified executives, which would threaten our ability to continue to provide liquidity and stability to the mortgage market at this pivotal point for the U.S. housing finance system. Further, the departure of key executives could halt or reverse the progress we have made in mitigating losses on our legacy book of business and growing a strong new book of business, which could result in increased draws on Treasury or reduce the amounts we are able to pay Treasury in the future, thereby increasing taxpayer costs.

We operate in a difficult environment and face an uncertain future, potential limitations on our executive and employee compensation, and heightened scrutiny of our actions by Congress and our regulators. These conditions have made it more difficult to attract and retain qualified executive management. We have already had significant executive departures since entering into conservatorship in September 2008 and, in January 2012, our current Chief Executive Officer announced that he will step down from his position when his successor is appointed. These conditions may also make succession planning more challenging if they negatively affect our ability to attract and retain qualified employees below the senior executive level that could fill our senior executive level positions if there is further turnover.

We face competition from both within the financial services industry and from businesses outside of the financial services industry for qualified executives. These competitors do not face restrictions on their ability to pay market-based compensation to their executives. An improving economy is likely to create additional attractive opportunities for our executives, which could lead to further management turnover. Further turnover in key management positions could threaten our ability to fulfill our responsibilities under our Charter.

Congress recognized the imperative of market-based executive compensation when enacting the Federal National Mortgage Association Charter Act, which provides for compensation for Fannie Mae executives that is comparable with compensation for employment in other similar businesses, including other publicly held financial institutions or major financial services companies, involving similar duties and responsibilities. The Charter Act also provides that Fannie Mae base a significant portion of our executive officers’ potential compensation on the company’s performance.

Although we recognize the importance of paying market-based executive compensation in order to attract and retain qualified executives, we also recognize that we must balance this objective with our conservatorship status and our efforts to reduce taxpayer costs. Management and the Board carefully consider the costs of executive compensation when making compensation determinations. We have substantially reduced these costs since entering into conservatorship in September 2008. Actual total direct compensation for our Chief Executive Officer for 2011 was more than 50% lower than such compensation for our Chief Executive Officer for 2007. Average actual total direct compensation for Fannie Mae’s other named executive officers for 2011 was more than 50% lower than such 2007 compensation for our other named executive officers. In addition to lower compensation levels, we also have reduced executive compensation by reducing the total number of our senior executives (senior vice presidents and above) by approximately 28% from the beginning of conservatorship through year-end 2011. We also seek to compensate newly hired executives at lower amounts than the executives they are replacing. In addition, FHFA has prohibited us from awarding compensation increases for our named executives, as well as for all other employees of the company, in 2011 and 2012, except in cases of promotions or significant changes in responsibilities. Our aggregate salary and employee benefit expense as a percentage of net revenues was 6% in 2011.

The company and FHFA set total compensation targets for each named executive officer based on the position requirements and the executive’s expertise and experience. We and FHFA considered the compensation paid for these positions at comparable financial services companies, with which we must compete for talent. We describe the executive compensation benchmarking process under “Comparator Group and Role of Benchmark Data” below. In accordance with directives from FHFA, the Board of Directors did not increase the named executive officers’ compensation targets from 2009 levels in either 2010 or 2011. Further, as described below under “2012 Executive Compensation Program,” FHFA has directed us to reduce the target compensation of each named executive who remains employed by us by 10% in 2012.

Link Pay to Performance

As described in more detail below, our 2011 executive compensation program consisted of three elements: base salary, deferred salary and a long-term incentive award. In order to align pay with performance, the long-term incentive award is based on performance against corporate goals and individual performance, and 50% of deferred salary is based on performance against corporate goals.

The Compensation Committee carefully evaluated our executives’ performance against the company’s performance goals to determine variable compensation for 2011. Our 2011 corporate performance goals were designed to support the company’s business objectives, which include providing liquidity to the housing market, mitigating credit losses on our pre-2009 book of business, reducing administrative expenses, meeting our obligations as program administrator of Treasury’s Making Home Affordable program, and improving the company’s controls and infrastructure. These goals were approved by FHFA.

The Compensation Committee’s evaluation of the company’s performance against the 2011 performance goals concluded that the company achieved most of its goals in a challenging operating environment. The Committee determined that the company’s performance was strong in many areas: the company acquired and managed a high-quality book of new business that we expect will be profitable over its lifetime, provided significant liquidity to the housing market, controlled credit-related expenses on its pre-2009 loans, and limited administrative expenses. Based on its evaluation and considering input from FHFA, the Committee determined that the pools for the first installment of the 2011 long-term incentive awards and for the second installment of the 2010 long-term incentive awards for executive officers would be funded at 85% of target, and the performance-based portion of 2011 deferred salary would be paid at 85% of target. In making these decisions, the Committee also took into account that, while the company made significant progress in improving its infrastructure and risk and controls environment, it did not fully achieve all of the metrics relating to these goals. The Board of Directors and FHFA approved the Compensation Committee’s determinations. See “Determination of 2011 Compensation” for more information about how compensation of our named executives was determined.

Named Executives for 2011

This Compensation Discussion and Analysis focuses on compensation decisions relating to our Chief Executive Officer, our Chief Financial Officer, our former Deputy Chief Financial Officer (who assumed the responsibilities of Chief Financial Officer from December 30, 2010 to July 10, 2011), and our next three most highly compensated executive officers during 2011. We refer to these individuals as our named executives. For 2011, our named executives were:

•	Michael J. Williams, President and Chief Executive Officer;

•	Susan R. McFarland, Executive Vice President and Chief Financial Officer;

•	David C. Hisey, Executive Vice President and Deputy Chief Financial Officer;

•	David C. Benson, Executive Vice President—Capital Markets;

•	Terence W. Edwards, Executive Vice President—Credit Portfolio Management; and

•	Timothy J. Mayopoulos, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary.

Impact of Conservatorship

As discussed in the Original Filing under “Business—Conservatorship and Treasury Agreements—Conservatorship,” we have been under the conservatorship of FHFA since September 2008. The conservatorship has had a significant impact on the compensation received by our named executives, as well as the process by which executive compensation was determined. Regulatory requirements affecting our executive compensation include:

•

Our directors serve on behalf of FHFA and exercise their authority subject to the direction of FHFA. More information about the role of our directors is described in the Original Filing in “Directors, Executive Officers and Corporate Governance—Corporate Governance—Conservatorship and Delegation of Authority to Board of Directors.”

•

While we are in conservatorship, FHFA, as our conservator, retains the authority to approve and to modify both the terms and amount of any compensation. FHFA, as our conservator, has directed that our Board consult with and obtain FHFA’s consent before taking any actions involving hiring, compensation or termination benefits of any officer at the executive vice president level and above and other specified executives. In addition, FHFA has limited the amount of compensation that we can pay to other senior officers.

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

As a result of these requirements, the 2011 compensation determinations for our named executives discussed in this Compensation Discussion and Analysis were approved by the Acting Director of FHFA.

2011 Executive Compensation Program

Overview of Program Objectives and Structure

Our 2011 executive compensation program was designed to fulfill two primary objectives:

•

Attract and Retain Executive Talent. Our 2011 executive compensation program was intended to attract and retain executive talent with the specialized skills and knowledge necessary to manage a large financial services company. Executives with these qualifications are needed for the company to continue to fulfill its important role in providing liquidity to the mortgage market and supporting the housing market, as well as to prudently manage our book of business and be an effective steward of the government’s and taxpayers’ support.

•

Pay for Performance. Our 2011 executive compensation program was also intended to drive a pay for performance environment through the use of performance-based long-term incentive awards and deferred salary.

Management, the Board of Directors and FHFA seek to balance these two objectives with our conservatorship status and our efforts to reduce taxpayer costs.

In 2009, FHFA worked with our management and Board of Directors, and sought the guidance of Treasury’s Special Master for TARP Executive Compensation, to develop an executive compensation program that met these objectives and also reflected evolving standards regarding executive compensation and, to the extent appropriate, was generally consistent with the structural standards created for firms that received exceptional assistance under the Troubled Asset Relief Program, or TARP. The views of management and the Board of Directors in the development of this executive compensation program reflected input from management’s and the Compensation Committee’s compensation consultants.

As a result of these efforts, in December 2009, we adopted a compensation program based on FHFA’s guidance consisting of three primary elements: base salary, deferred pay and a long-term incentive award. We now refer to the deferred pay element of our compensation program as “deferred salary” to better reflect our view of the nature of this compensation element and at FHFA’s direction to present our executive compensation information on a consistent basis with Freddie Mac. With regard to the relative distribution of total compensation among these elements, based on guidance from FHFA, we targeted the long-term incentive award component at one-third of total direct compensation, with base salary and deferred salary together constituting the remaining two-thirds of total direct compensation. In addition, based on guidance from FHFA, we limited annual base salary rates to no more than $500,000, except in the case of our Chief Executive Officer and Chief Financial Officer. All elements of our named executives’ direct compensation are paid in cash, due to the negligible market value of our common stock since entering into conservatorship and because we are prohibited from paying new stock-based compensation under the senior preferred stock purchase agreement without Treasury’s consent. FHFA, in consultation with Treasury, approved our compensation program and the level of salary, deferred salary target and long-term incentive target for each of our named executives.

The Board and the Compensation Committee reviewed the compensation arrangements for the named executives in January 2011 and did not make any changes to the named executives’ salaries, deferred salary targets or long-term incentive targets for 2011. As described below under “2012 Executive Compensation Program,” FHFA instituted and the Board authorized management to implement a new executive compensation program and new compensation targets for the named executives that are applicable for 2012 compensation.

Elements of 2011 Compensation Program

Direct Compensation

The table below summarizes the principal elements, objectives and key features of our 2011 compensation program for our named executives.

Compensation Element	Form	Compensation Objectives	Key Features
Base Salary	Fixed cash payments, paid during the year on a bi-weekly basis.	Attract and retain named executives by providing a fixed level of cash compensation.

Base salary reflects the named executive’s level of responsibility and experience, as well as individual performance over time.

Base salary is capped at $500,000 for all of our executive officers, including the named executives, other than our Chief Executive Officer and Chief Financial Officer.

Deferred Salary

Payments that are paid to the named executives in cash in quarterly installments in the year following the performance year.

50% of deferred salary is performance-based and the remaining 50% is service-based.

2011 deferred salary will be paid in four equal quarterly installments in March, June, September and December of 2012.

Retain named executives by deferring payment of additional cash compensation until the following year.

The performance-based portion of deferred salary provides incentives to the named executives to achieve our corporate performance goals.

Half of 2011 deferred salary is based on the Board of Directors’ determination of corporate performance in 2011, as approved by FHFA. The remaining half of 2011 deferred salary is service based.

Except in the limited circumstances described under “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” and “Termination Agreement with our Former Deputy Chief Financial Officer” below, we will pay installments of deferred salary only if the named executive is employed by Fannie Mae on the scheduled payment dates.

Long-term Incentive Award

A performance-based cash award that is paid over two calendar years.

Half of the 2011 long-term incentive award was paid in February 2012 and the remaining half of the award will be paid in early 2013.

Provide incentives to named executives to achieve corporate and individual performance goals, and serve as a retention incentive.

A named executive’s target for a long-term incentive award is one-third of the executive’s target total direct compensation.

Half of the 2011 long-term incentive award was determined in February 2012 based on corporate and individual performance for 2011. The remaining half of the award will be determined in early 2013 based on corporate and individual performance for both 2011 and 2012.

Except in the limited circumstances described under “Compensation Tables—Potential Payments Upon Termination or Change-in-Control” below, we will pay installments of a long-term incentive award only if the named executive is employed by Fannie Mae on the scheduled payment dates.

FHFA must approve each long-term incentive award paid to a named executive.

Employee Benefits

Our employee benefits are a fundamental part of our executive compensation program, and serve as an important tool in attracting and retaining senior executives. We describe these employee benefits in the table below. We provide more detail on our retirement plans under “Compensation Tables—Pension Benefits” and “Compensation Tables—Nonqualified Deferred Compensation.”

Benefit	Form	Primary Objective
Health, Welfare and Other Benefits	In general, the named executives are eligible for benefits available to our employee population as a whole, including our medical insurance plans, life insurance program and matching charitable gifts program. The named executives are also eligible to participate in our voluntary supplemental long-term disability plan, which is available to many of our employees.	Provide for the well-being of the named executive and his or her family.
Retirement Plans:
Defined Benefit Pension Plans • Qualified Retirement Plan • Non-qualified Supplemental Pension Plan and 2003 Supplemental Pension Plan • Non-qualified Executive Pension Plan

Our Retirement Plan is a tax-qualified defined benefit pension plan that was generally available to employees before participation in the plan was frozen in 2007. Our non-qualified Supplemental Pension Plans and Executive Pension Plan provide supplemental retirement benefits in addition to those offered by the Retirement Plan.

The named executives who joined the company prior to 2008 (Mr. Williams, Mr. Hisey and Mr. Benson) participate in the company’s defined benefit pension plans. Mr. Williams is the only named executive with a benefit under the Executive Pension Plan. We froze benefits under this plan in 2009.

The named executives who joined the company after 2007 are not eligible to participate in any of these plans.

Retain named executives by providing a level of retirement income.
Non-qualified Deferred Compensation (“Supplemental Retirement Savings Plan”)

The Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan. The plan supplements the company’s qualified defined contribution plan by providing benefits to participants whose annual eligible earnings exceed the IRS limit on eligible compensation for 401(k) plans.

The named executives who joined the company after 2007 (Ms. McFarland, Mr. Edwards and Mr. Mayopoulos) participate in the company’s Supplemental Retirement Savings Plan.

The named executives who joined the company prior to 2008 are not eligible to participate in this plan, as they participate in some or all of the company’s defined benefit pension plans.

Attract and retain named executives by providing retirement savings.
401(k) Plan (“Retirement Savings Plan”)	A tax-qualified defined contribution plan (401(k) plan) available to our employee population as a whole. All of the named executives are eligible to participate in this plan.	Attract and retain named executives by providing retirement savings in a tax-efficient manner.

Benefit	Form	Primary Objective
Relocation Benefits and Other Perquisites

From time to time, we offer relocation benefits to new executives. As described below under “Compensation Arrangements with our Chief Financial Officer,” we agreed to provide up to $100,000 in relocation benefits to Ms. McFarland to facilitate her move to the Washington, D.C. area.

We believe that perquisites should be a minimal part of the compensation package for our named executives. Except for the relocation benefits provided to Ms. McFarland described above, the perquisites we provided to our named executives in 2011 did not exceed $2,000 in the aggregate.

Total perquisites for any named executive cannot exceed $25,000 per year without FHFA approval, and we do not provide a gross-up for taxes due on any perquisite.

Relocation benefits are provided to attract new named executives by reimbursing them for a specified amount of their costs associated with relocating to the Washington, D.C. area.

Sign-on Award

In addition to the direct compensation and employee benefits described in the tables above, from time to time, a new executive may be awarded a sign-on award to attract the executive to join Fannie Mae and/or to compensate him or her for compensation forfeited upon leaving a prior employer. As described in more detail under “Compensation Arrangements with our Chief Financial Officer,” our Board of Directors awarded a $1.7 million sign-on award to our new Chief Financial Officer, Susan R. McFarland, in July 2011 to partially compensate her for equity grants forfeited upon leaving her prior employer. No other named executive was awarded a sign-on award in 2011.

Severance Benefits

We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits, other than the termination agreement with Mr. Hisey described below under “Compensation Tables—Potential Payments Upon Termination or Change-in-Control—Termination Agreement with our Former Deputy Chief Financial Officer.” Information on compensation that we may pay to a named executive in certain circumstances in the event the executive’s employment is terminated is provided below in “Compensation Tables—Potential Payments Upon Termination or Change-in-Control.” FHFA must approve any termination benefits we offer our named executives.

Determination of 2011 Compensation

Summary of 2011 Compensation Actions

The table below displays the named executives’ 2011 compensation targets compared to the actual payments to be received by the named executives. The amounts shown in the “Total Target” and “Total Actual” columns consist of the sum of 2011 base salary, 2011 deferred salary and amounts associated with the first installment of the 2011 long-term incentive award and the second installment of the 2010 long-term incentive award. This table is not intended to replace the summary compensation table, required under applicable SEC rules, which is included below under “Compensation Tables—Summary Compensation Table for 2011, 2010 and 2009.”

		2011 Deferred Salary		Long-Term Incentive Award (First Installment of 2011 Award and Second Installment of 2010 Award)(2)		Total
Named Executive	2011 Base Salary Rate	Target	Actual (1)	Target	Actual	Target	Actual
Michael Williams	$900,000	$3,100,000	$2,867,500	$2,000,000	$1,491,000	$6,000,000	$5,258,500
Susan McFarland(3)	600,000	1,533,333	1,418,333	254,247	218,906	2,387,580	2,237,239
David Hisey(4)	425,000	1,045,000	966,625	730,000	498,225	2,200,000	1,889,850
David Benson	500,000	1,369,667	1,266,942	930,333	820,553	2,800,000	2,587,495
Terence Edwards	500,000	1,369,667	1,266,942	930,333	854,744	2,800,000	2,621,686
Timothy Mayopoulos	500,000	1,469,667	1,359,442	980,333	952,149	2,950,000	2,811,591

(1)

Target 2011 deferred salary is 50% service-based and 50% corporate performance-based. The Compensation Committee determined that the corporate performance-based portion of 2011 deferred salary will be paid at 85% of target.

(2)

Except for Ms. McFarland, consists of the first installment of each named executive’s 2011 long-term incentive award plus the second installment of each named executive’s 2010 long-term incentive award. Amounts do not include the second installment of the 2011 long-term incentive awards.

(3)

Ms. McFarland joined the company in July 2011. The 2011 base salary rate shown in this table represents her annual base salary rate. The actual amount of base salary she received in 2011 was $288,462. Ms. McFarland’s 2011 long-term incentive award was prorated based on her hire date; her 2011 deferred salary was not prorated. Because she joined the company in 2011, Ms. McFarland did not receive a 2010 long-term incentive award. Ms. McFarland’s total annual direct compensation target for 2011 including the second installment of her 2011 long-term incentive award is $3.2 million. The amounts shown in this table for Ms. McFarland do not include the $1.7 million sign-on award that she was awarded when she joined the company. See “Compensation Tables—Summary Compensation Table for 2011, 2010 and 2009” and “Compensation Arrangements with our Chief Financial Officer” for more information regarding Ms. McFarland’s 2011 compensation.

(4)

Mr. Hisey left the company in February 2012. Pursuant to his termination agreement with the company, he will receive all of his 2011 deferred salary on the same payment dates as other deferred salary recipients. See “Compensation Tables—Potential Payments Upon Termination or Change-in-Control—Termination Agreement with our Former Deputy Chief Financial Officer” for a description of this termination agreement.

2011 Corporate Performance Goals and Assessment of 2011 Corporate Performance

In March 2011, the Board established a challenging set of 2011 corporate performance goals for the performance-based portion of 2011 deferred salary and the first installment of the 2011 long-term incentive award, as well as 2012 corporate performance goals for the second installment of the 2011 long-term incentive award. FHFA approved these goals in April 2011. In addition, in 2010, the Board established, and FHFA approved, 2011 corporate performance goals for the second installment of the 2010 long-term incentive award. The Board did not assign any relative weight to the goals and the Compensation Committee may consider other factors in addition to the goals in assessing corporate performance.

In late 2011 and early 2012, the Compensation Committee reviewed our performance against each of our 2011 performance goals and related metrics to determine the funding of the pool for the first installment of the 2011 long-term incentive awards and the performance-based portion of 2011 deferred salary. The Compensation Committee also reviewed our performance against our 2010 performance goals and additional 2011 performance goals to determine the funding of the pool for the second installment of the 2010 long-term incentive awards. In this process, the Compensation Committee reviewed management’s assessment of the company’s performance against the goals and discussed the company’s performance with the Chief Executive Officer. The results of the Compensation Committee’s reviews are summarized below.

2011 Corporate Performance Goals

The first table below presents our 2011 corporate performance goals and related metrics for the first installment of the 2011 long-term incentive award and the performance-based portion of 2011 deferred salary, and management’s assessment of our achievement against these goals and metrics. The second table below presents our 2011 goals for the second installment of the 2010 long-term incentive award, and management’s assessment of our achievement against these goals. The results of the Compensation Committee’s review of our performance against these goals and metrics are summarized following the tables.

2011 Long-term Incentive Award (First Installment) and 2011 Deferred Salary Goals

Goals and Related Metrics	Performance Against Goal/Metric
Goal 1: Achieve key financial targets, including acquiring and managing a profitable, high-quality book of new business from 2009 forward.	Achieved this goal.
Profitability:
Net revenue margin: Achieve a specified minimum projected lifetime net revenue margin on the company’s new single-family book of business from 2009 forward (excluding loans purchased pursuant to the Administration’s Home Affordable Refinance Program (“HARP loans”)). Net revenue margin refers to our expected guaranty fee revenue on the loans less our expected credit losses on those loans over their lifetime.	Achieved this metric. See “Information Regarding Undisclosed Profitability and Credit Quality Metrics” below this table for further information.
Return on capital: Achieve projected returns at time of acquisition in excess of cost of capital on 2011 single-family and multifamily acquisitions (excluding HARP loans in the case of single-family acquisitions and excluding loan modifications in the case of multifamily acquisitions).	Achieved this metric. See “Information Regarding Undisclosed Profitability and Credit Quality Metrics” below this table for further information.
Credit Quality:
Single-family: On 2011 acquisitions (excluding HARP loans), in the aggregate, do not exceed a specified internal metric that measures the likelihood of a loan becoming seriously delinquent within one year of acquisition.	Achieved this metric. See “Information Regarding Undisclosed Profitability and Credit Quality Metrics” below this table for further information.
Multifamily: On 2011 acquisitions, achieve a weighted average debt service coverage ratio greater than 1.25 and a weighted average loan-to-value ratio of less than 80%.	Achieved these metrics, with a weighted average debt service coverage ratio of 1.49 and a weighted average loan-to-value ratio of 65% on 2011 multifamily acquisitions.
Other Financial Targets:
Expenses: Limit core administrative expenses for 2011 to no more than $1.8 billion, or a 10% reduction from 2010.	Achieved this metric, with core administrative expenses of $1.7 billion in 2011. (Core administrative expenses exclude $635 million in costs relating to the credit organization, Treasury’s Making Home Affordable (“MHA”) program and extraordinary expenses that are included in administrative expenses in our statement of operations for 2011.)
Losses: Limit 2011 net loss to no more than $21.6 billion.	Achieved this metric, with a net loss of $16.9 billion for 2011.

Goals and Related Metrics	Performance Against Goal/Metric
Goal 2: Serve the housing market by being a major source of liquidity, effectively managing our legacy book of business, and assisting troubled borrowers.	Substantially achieved this goal.
Liquidity:
Single-family volume: Acquire a minimum of $300 billion in unpaid principal balance of single-family loans in 2011.	Achieved this metric, with 2011 single-family acquisition volumes of $563 billion that met our profitability and credit quality metrics described above.
Multifamily volume: Acquire a minimum of $17 billion in unpaid principal balance of multifamily loans in 2011.	Achieved this metric, with 2011 multifamily acquisition volumes of $24.4 billion that met our profitability and credit quality metrics described above.
Capital Markets revenues: Achieve a minimum of $300 million in transactional revenues from the Capital Markets group’s liquidity activities.	Achieved this metric. The Capital Markets group generated approximately $600 million in estimated transaction fees and economic value from its 2011 liquidity activities.
Managing the Legacy (Pre-2009) Book: Limit 2011 single-family credit expenses to no more than $33 billion.	Achieved this metric, with single-family credit expenses of $27.2 billion for 2011.
Assisting Troubled Borrowers/MHA Program: Meet our obligations as program administrator of Treasury’s MHA program.	Achieved this metric by meeting our program administrator obligations under the Financial Agency Agreement, which included deploying technology releases related to the MHA system of record, releasing a borrower net present value calculator, overseeing borrower outreach events in hard hit communities, overseeing program call centers, administering incentive payments, and supporting policy development and industry trainings.
Housing and Duty to Serve Goals:
Housing goals: Meet our 2011 housing goals established by FHFA if feasible while pursuing economically sensible business.	We anticipate that we did not meet four out of five single-family housing goals benchmarks, due to market conditions and other factors. We anticipate that we met both multifamily housing goals. For the benchmarks we did not achieve, FHFA will measure our performance against goals-qualifying originations in the primary mortgage market to determine if we met the goals. FHFA is not expected to make the final determination regarding our achievement of the 2011 goals before late 2012. See “Business—Our Charter and Regulation of Our Activities—Regulation and Oversight of Our Activities—Housing Goals and Duty to Serve Underserved Markets” in the Original Filing for a description of our performance against our 2011 housing goals.
Duty to serve: Meet our duty to serve requirements established by FHFA.	This goal is no longer applicable because the final rule relating to these requirements had not been published as of December 31, 2011.
Goal 3: Improve the company’s risk and control environment.	Partially achieved this goal.
Resolve open controls issues: Resolve all significant deficiencies in our internal control over financial reporting and all high priority internal audit issues within agreed upon timeframes.	Substantially achieved this metric by resolving all significant deficiencies and high priority internal audit issues by year end; however, not all issues were resolved within the initially established timeframes.
Prevent new controls issues: Prevent the occurrence of any new material weaknesses in our internal control over financial reporting or any repeat internal audit findings.	Substantially achieved this metric. No new material weaknesses were identified in 2011; however, two repeat internal audit findings were identified in 2011.

Goals and Related Metrics	Performance Against Goal/Metric
FHFA-identified risk and control matters:
Open matters: Resolve all risk and control matters that were identified by FHFA on or before January 1, 2011 by no later than December 31, 2011.	Partially achieved this metric by closing 36 of the 42 open matters by December 31, 2011.
New matters: Submit initial responses and a remediation plan for all new risk and control matters identified by FHFA within 30 days of receiving FHFA’s letter identifying the matter, and actively work with FHFA for their approval of submitted remediation plans.	Achieved this metric. We responded to all new risk and control matters identified by FHFA in 2011 in accordance with this requirement.
Operational risk plan: Achieve the 2011 milestones of the operational risk plan.	Achieved this metric.
Goal 4: Improve the company’s capabilities, infrastructure and efficiency.	Substantially achieved this goal.
Operating plan: Achieve the 2011 milestones of the operating plan within budget and scope.	Substantially achieved this metric. Successfully executed against most 2011 operating plan milestones within budget and scope, with the exception of two milestones that have been delayed to 2012. The milestones that were delayed relate to our uniform loan delivery data initiative and our centralized business rules initiative.
Servicing initiative: Achieve the 2011 milestones of the servicing compensation initiative.	Achieved this metric. The company worked with FHFA on the servicing compensation initiative throughout 2011 and FHFA released a discussion paper on the initiative in September 2011.
Human capital:
Leadership: Focus our leadership development efforts on top talent and retain top talent at a higher rate than the overall workforce.	Achieved this metric. The company developed and implemented an engagement plan for top talent. Top talent has been retained at a higher rate than lower-rated employees.
Diversity: Maintain the diversity of our workforce and expand inclusion efforts at the officer ranks.	Achieved this metric.

2010 Long-term Incentive Award (Second Installment) Goals

Goals	Performance Against Goal
Goal 1: Reduce fixed general and administrative expenses by 5% in 2011.	Achieved this goal, reducing our 2011 core administrative expenses by more than 10% to $1.7 billion. The Board measured this goal based on core administrative expenses.
Goal 2: Achieve target relating to the reduction of 2011 single-family credit-related expenses to no more than $33 billion.	Achieved this goal, with single-family credit-related expenses of $27.2 billion in 2011.
Goal 3: Achieve risk-adjusted return on economic capital targets on 2011 single-family and multifamily acquisitions (excluding HARP loans in the case of single-family acquisitions and excluding loan modifications in the case of multifamily acquisitions).	Achieved this goal.
Goal 4: Meet 2011 deliverables on business process and technology improvements, and make progress on strategic projects.	Achieved this goal by meeting 2011 operations and technology goals, and making significant progress on our operating plan and servicing compensation strategic initiatives.
Goal 5: Address all risk and control matters identified by our regulator within agreed-upon timeframe.	Partially achieved this goal by closing 36 of the 42 open matters by December 31, 2011.

Information Regarding Undisclosed Profitability and Credit Quality Metrics

We have chosen not to disclose the specific target and/or actual results for three of the performance metrics in the tables above because we believe that such disclosure would cause us competitive harm. The targets and/or results that we have not disclosed are those relating to our net revenue margin metric, our return on capital metric and our single-family credit quality metric. If our customers or competitors obtained this information, it would provide insight into our pricing strategy that these customers or competitors could use to our competitive disadvantage.

For these three performance measures, management and the Board considered the company’s business goals, as well as the likelihood of achievement, when recommending and approving the target. Each target was designed to help achieve the company’s goal of acquiring a profitable, high-quality book of business from 2009 forward and was set at a level determined to be appropriate and achievable given the company’s expectations for future economic and housing market conditions. Management and the Board also considered the company’s historical performance relating to these metrics in setting the 2011 targets, as well as the extent to which achievement of the metrics were within management’s control or dependent on market or economic conditions. Some housing market and economic conditions were different in 2011 than our initial expectations at the time we set the targets for these three metrics, including interest rates and the proportion of mortgage originations consisting of refinances. These conditions generally contributed to the achievement of our profitability and single-family credit quality metrics. For example, interest rates decreased in the second half of 2011, leading to more refinance activity and higher-quality and more profitable single-family mortgage acquisitions than we originally anticipated.

Compensation Committee Assessment of 2011 Corporate Performance

The Compensation Committee agreed with management’s assessment of its performance against goals, as described in the tables above. The Committee determined that the company achieved most of its goals in a challenging operating environment. For example, the company:

•

acquired and managed a strong, high-quality book of new business that is expected to be profitable over its lifetime and meets specified net revenue margin metrics, return on capital metrics and credit quality metrics;

•	provided over $550 billion of liquidity to the housing market enabling families to buy and refinance homes;

•

met the target for limiting credit-related expenses on loans acquired prior to 2009 by offering home retention solutions, such as loan modifications, and working with servicers to improve the servicing of delinquent loans;

•	met its obligations as program administrator of Treasury’s MHA program; and

•	reduced core administrative expenses by over 10% from 2010.

In evaluating corporate performance, the Committee considered the challenging regulatory and operating environment and the challenges presented by management turnover. Additionally, the Committee took into account that, while the company made significant progress in improving its infrastructure and risk and controls environment, it did not fully achieve all of the metrics relating to these goals. In addition, for purposes of the second installment of the 2010 long-term incentive award, the Committee also considered the company’s performance against its 2010 performance goals. In evaluating the company’s performance against its goals, the Compensation Committee considered the company’s performance against the goals as a whole and did not assign specific weightings to any goal or metric.

Based on its evaluation and considering input from FHFA, the Compensation Committee determined that the pools for the first installment of the 2011 long-term incentive awards and for the second installment of the 2010 long-term incentive awards for executive officers would be funded at 85% of target, and the performance-based portion of 2011 deferred salary would be paid at 85% of target. The Board of Directors and FHFA reviewed and approved these determinations.

Assessment of 2011 Individual Performance

Overview. The amounts of the first installment of the 2011 long-term incentive awards and the second installment of the 2010 long-term incentive awards for the named executives took into account not only the company’s performance against the corporate goals and metrics described above, but also an assessment by the Board of Directors of each named executive’s performance during the applicable performance period, as well as retention considerations. The Board assessed the Chief Executive Officer’s performance with input from the Compensation Committee and assessed each other named executive’s performance with input from both the Compensation Committee and the Chief Executive Officer. Based on these assessments, the Board used its judgment and discretion to determine the amount of compensation it deemed appropriate for each named executive.

We describe the Board’s determinations with respect to the first installment of each named executive’s 2011 long-term incentive award and the second installment of each named executive’s 2010 long-term incentive award, as well as the elements of each named executive’s performance the Board considered in making these determinations, below. FHFA has reviewed and approved these determinations. More information on the compensation arrangements for each of our named executives is set forth below in the “Summary Compensation Table for 2011, 2010 and 2009.”

Michael Williams, President and Chief Executive Officer. The Board determined that the first installment of Mr. Williams’ 2011 long-term incentive award would be $714,000, which is approximately 71% of his target, and that the second installment of his 2010 long-term incentive award would be $777,000, which is approximately 78% of his target. Mr. Williams’ individual performance was evaluated based on the company’s performance against the corporate performance goals for the applicable performance periods, reflecting the fact that he is accountable for the success of the entire organization. In addition, other achievements not reflected in the corporate performance goals were considered. The Board determined that, under Mr. Williams’ leadership in 2011, the company met the majority of its corporate goals and subgoals, made solid progress in mitigating credit losses on its pre-2009 book of business and acquired a 2011 book of business with a strong credit profile that is expected to be profitable. The Board also recognized the company’s progress in improving its infrastructure and risk and controls environment, but determined that the company did not fully meet the corporate performance metrics in those areas. The Board also determined that, during his tenure as Chief Executive Officer, Mr. Williams has provided strong and steady leadership in an extraordinarily challenging period for the company and a difficult market environment, and has built and maintained good relationships with FHFA and Treasury. In addition, he has effectively managed turnover in senior management and has built a strong and effective executive management team.

Susan McFarland, Executive Vice President—Chief Financial Officer. The Chief Executive Officer recommended to the Board that the first installment of Ms. McFarland’s 2011 long-term incentive award be $218,906, which is approximately 86% of her prorated target award. The Board approved this recommendation. In recommending the amount of Ms. McFarland’s long-term incentive award, the Chief Executive Officer considered Ms. McFarland’s many achievements since she joined the organization in July 2011, which included: introducing a new financial planning process, delivering a streamlined financial plan for 2012, improving the financial reporting close process, and restructuring the company’s finance organization. Because Ms. McFarland joined the company in 2011, she did not receive a 2010 long-term incentive award. See “Compensation Arrangements with our Chief Financial Officer” for further information regarding Ms. McFarland’s 2011 compensation.

David Hisey, Executive Vice President—Deputy Chief Financial Officer. The Chief Executive Officer recommended to the Board that the first installment of Mr. Hisey’s 2011 long-term incentive award be $229,950, which is approximately 63% of his target, and that the second installment of his 2010 long-term incentive award be $268,275, which is approximately 74% of his target. The Board approved this recommendation. In recommending the amount of Mr. Hisey’s long-term incentive awards, the Chief Executive Officer considered Mr. Hisey’s assumption of the responsibilities of Chief Financial Officer from December 2010 to July 2011, his key role in the company’s work assisting FHFA’s servicing compensation initiative, his assistance in supporting the company’s strategic initiatives, and his support to our new Chief Financial Officer and the Finance organization during the leadership transition. Mr. Hisey left the company in February 2012. As described below under “Compensation Tables—Potential Payments Upon Termination or Change-in-Control—Termination Agreement with our Former Deputy Chief Financial Officer,” we entered into a termination agreement with Mr. Hisey in February 2012.

David Benson, Executive Vice President—Capital Markets. The Chief Executive Officer recommended to the Board that the first installment of Mr. Benson’s 2011 long-term incentive award be $410,276, which is approximately 88% of his target, and that the second installment of his 2010 long-term incentive award be $410,277, which is approximately 88% of his target. The Board approved this recommendation. In recommending the amount of Mr. Benson’s long-term incentive awards, the Chief Executive Officer considered his many achievements in 2011, including serving as the company’s primary point of contact for Treasury and the Department of Housing and Urban Development, leading the development of the company’s strategic initiatives, and playing a lead role in three operating plan initiatives. The Chief Executive Officer also considered his outstanding leadership of the Capital Markets division. Under his effective leadership, the Capital Markets team exceeded their targets, implemented the Guaranteed Multifamily Structures (GEMS) program, and effectively managed the company’s liquidity risk.

Terence Edwards, Executive Vice President—Credit Portfolio Management. The Chief Executive Officer recommended to the Board that the first installment of Mr. Edwards’ 2011 long-term incentive award be $439,582, which is approximately 94% of his target, and that the second installment of his 2010 long-term incentive award be $415,162, which is approximately 89% of his target. The Board approved this recommendation. In recommending the amount of Mr. Edwards’ long-term incentive award, the Chief Executive Officer considered Mr. Edwards’ outstanding leadership in transforming the credit portfolio management division and the many accomplishments of his division in 2011. These accomplishments included: completing nearly 250,000 home retention solutions and almost 80,000 foreclosure alternatives, developing and implementing a tool to standardize workout solutions, executing more than 240,000 REO sales while maintaining high gross execution rates, increasing the amount of funds collected from lenders on outstanding repurchase requests, and contributing to the reduction in the company’s seriously delinquent loan rate in 2011. The Chief Executive Officer also considered his leadership role in the servicing alignment initiative (SAI) and servicer total achievements reward system (STAR) program.

Timothy Mayopoulos, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary. The Chief Executive Officer recommended to the Board that the first installment of Mr. Mayopoulos’ 2011 long-term incentive award be $483,794, which is approximately 99% of his target, and that the second installment of his 2010 long-term incentive award be $468,355, which is approximately 96% of his target. The Board approved this recommendation. In recommending the amount of Mr. Mayopoulos’ long-term incentive award, the Chief Executive Officer considered his outstanding leadership of the Legal, Human Resources, Communications and Marketing Services, and Government and Industry Relations divisions of the company, as well as his leadership role in the company’s operating plan. His accomplishments in 2011 included: resolving the SEC’s investigation of the company, rebuilding the Communications and Marketing Services division, supporting FHFA, keeping the company apprised of major legislative developments, and overseeing the Human Resources division’s retention and recruiting efforts.

Compensation Arrangements with our Chief Financial Officer

Ms. McFarland joined the company in July 2011. Her total annual direct compensation target for 2011, prior to the proration described below, was $3.2 million, consisting of: (1) $600,000 in base salary; (2) a $1,533,333 deferred salary target, payable in four equal installments in 2012; and (3) a $1,066,667 long-term incentive award target, payable in two installments in 2012 and 2013. Ms. McFarland’s 2011 base salary and 2011 long-term incentive award were prorated based on her hire date; her 2011 deferred salary was not prorated.

In addition to this compensation, Ms. McFarland was awarded a $1.7 million sign-on award to partially compensate her for equity grants forfeited upon leaving her prior employer, which is to be paid as follows: $900,000 in July 2011, $600,000 in the first quarter of 2012, and $200,000 in July 2012. Each of these payments is subject to repayment if Ms. McFarland leaves Fannie Mae within one year after the payment. We also agreed to provide Ms. McFarland with up to $100,000 in relocation benefits to facilitate her move to the Washington, D.C. area. See “Compensation Tables—Summary Compensation Table for 2011, 2010 and 2009” below for additional information regarding Ms. McFarland’s 2011 compensation.

Other Executive Compensation Considerations

Role of Compensation Consultants

Our 2011 executive compensation program was developed in 2009 with assistance from the company’s outside compensation consultant, McLagan, and the Compensation Committee’s independent compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”).

In 2011, McLagan advised management, the Compensation Committee and FHFA on various compensation and human resources matters, including:

•	providing recommendations for an expanded comparator group for select positions;

•	advising on competitive pay levels, organization structure, and various compensation proposals for new hires and promotions; and

•	providing actual and forecasted market compensation data for senior management positions, including the named executives’ positions.

In 2011, FW Cook advised the Compensation Committee and the Board on various executive compensation matters, including:

•	reviewing the company’s risk assessment of its 2011 compensation program;

•	reviewing the Chief Executive Officer’s retirement benefits and various compensation proposals for new hires and promotions;

•	evaluating the company’s 2011 corporate performance goals and assisting the Compensation Committee in its assessment of the company’s performance against these goals;

•	informing the Compensation Committee of market trends in compensation;

•

assisting the Compensation Committee in its evaluation of our executive compensation program, including preparing an analysis of the compensation of named executives at the comparator group companies described below, reviewing McLagan’s recommendations for an expanded comparator group for select positions and reviewing additional market compensation data prepared by McLagan;

•	attending all Compensation Committee meetings held during the year; and

•	reviewing certain of the company’s compensation-related disclosures.

FW Cook did not provide any services to management in 2011.

Comparator Group and Role of Benchmark Data

In 2009, the Compensation Committee selected the following comparator group of 18 companies for benchmarking named executive compensation:

•	Allstate Corporation
•	American International Group
•	Bank of New York Mellon Corporation
•	BB&T Corporation
•	Capital One Financial Corporation
•	Freddie Mac
•	Fifth Third Bancorp
•	Genworth Financial, Inc.
•	GMAC LLC
•	Hartford Financial Services Group
•	Lincoln National Corporation
•	Metlife, Inc.
•	Principal Financial Group
•	Prudential Financial, Inc.
•	Regions Financial Corporation
•	State Street Corporation
•	SunTrust Banks Inc.
•	US Bancorp.

Finding comparable firms for purposes of benchmarking executive compensation is challenging due to our unique business, structure and mission, and the large size of our book of business compared to other financial services firms. The only directly comparable firm to us is Freddie Mac. Factors relevant to the selection of this comparator group included their status as U.S. public companies, the industry in which they operate (each is a commercial bank, public insurance company or government-sponsored enterprise) and their size (in terms of total assets, revenues and headcount) relative to the size of Fannie Mae.

In September 2011, we revised our approach to benchmarking certain senior executive positions. The revised approach uses our current comparator group and a broader group of companies against which to benchmark pay levels and practices for certain senior management roles:

•

We benchmarked the compensation of our Executive Vice President—Chief Administrative Officer, General Counsel and Corporate Secretary (Mr. Mayopoulos) against both the current comparator group and a group of large banks consisting of Bank of America, Citigroup, JP Morgan Chase, PNC Financial Services and Wells Fargo.

•

We benchmarked the compensation of our Executive Vice President—Credit Portfolio Management (Mr. Edwards) against the group of large banks previously described (other than PNC Financial Services because there was no comparable position), multifamily specialty firms, Freddie Mac and Ally Financial, Inc.

•

We continued to benchmark the compensation of our Chief Executive Officer (Mr. Williams), Chief Financial Officer (Ms. McFarland), Deputy Chief Financial Officer (Mr. Hisey) and Executive Vice President—Capital Markets (Mr. Benson) against our comparator group identified above.

In each case, we compared the named executives’ 2011 target direct compensation with the market median of 2010 direct compensation for comparable positions in the applicable comparator group of companies, as disclosed in the companies’ annual reports, proxy statements and SEC filings, and taking into account individual variations in job scope for two of the named executives (Mr. Benson and Mr. Mayopoulos). Each named executive’s target 2011 direct compensation was less than the market median and, in some cases, substantially less than the market median.

The table below displays the named executives’ target and actual 2011 direct compensation, as compared to the market median of 2010 direct compensation for the applicable comparator group of companies.

Named Executive	Target Direct Compensation % below Market Median	Actual Direct Compensation % below Market Median
Michael Williams	–31%	–40%
Susan McFarland	–9	–36
David Hisey	–21	–33
David Benson	–4	–11
Terence Edwards	–18	–23
Timothy Mayopoulos	–18	–22

The Compensation Committee requested this benchmarking to understand how the named executives’ compensation compared to the market median for these positions at comparable companies, in order to ensure that the company is prudently managing taxpayer support.

Compensation Recoupment Policy

Beginning with compensation for the 2009 performance year, our executive officers’ compensation is subject to the following forfeiture and repayment provisions, also known as “clawback” provisions:

•

Materially Inaccurate Information.    If an executive officer has been granted deferred salary (defined in the compensation recoupment policy as deferred pay under the deferred pay program established in 2009 and deferred salary under the executive compensation program adopted in 2012) or incentive payments (including long-term incentive awards) based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, he or she will forfeit or must repay amounts granted in excess of the amounts the Board of Directors determines would likely have been granted using accurate metrics.

•

Termination for Cause.    If we terminate an executive officer’s employment for cause, he or she will immediately forfeit all deferred salary, long-term incentive awards and any other incentive payments that have not yet been paid. We may terminate an executive officer’s employment for cause if we determine that the officer has: (a) materially harmed the company by, in connection with the officer’s performance of his or her duties for the company, engaging in gross misconduct or performing his or her duties in a grossly negligent manner, or (b) been convicted of, or pleaded nolo contendere with respect to, a felony.

•

Subsequent Determination of Cause.    If an executive officer’s employment was not terminated for cause, but the Board of Directors later determines, within a specified period of time, that he or she could have been terminated for cause and that the officer’s actions materially harmed the business or reputation of the company, the officer will forfeit or must repay, as the case may be, deferred salary, long-term incentive awards and any other incentive payments received by the officer to the extent the Board of Directors deems appropriate under the circumstances. The Board of Directors may require the forfeiture or repayment of all deferred salary, long-term incentive awards and any other incentive payments so that the officer is in the same economic position as if he or she had been terminated for cause as of the date of termination of his or her employment.

•

Effect of Willful Misconduct.    If an executive officer’s employment: (a) is terminated for cause (or the Board of Directors later determines that cause for termination existed) due to either (i) willful misconduct by the officer in connection with his or her performance of his or her duties for the company or (ii) the officer has been convicted of, or pleaded nolo contendere with respect to, a felony consisting of an act of willful misconduct in the performance of his or her duties for the company and (b) in the determination of the Board of Directors, this has materially harmed the business or reputation of the company, then, to the extent the Board of Directors deems it appropriate under the circumstances, in addition to the forfeiture or repayment of deferred salary, long-term incentive awards and any other incentive payments described above, the executive officer will also forfeit or must repay, as the case may be, deferred salary and annual incentives or long-term awards paid to him or her in the two-year period prior to the date of termination of his or her employment or payable to him or her in the future. Misconduct is not considered willful unless it is done or omitted to be done by the officer in bad faith or without reasonable belief that his or her action or omission was in the best interest of the company.

Certain of the bonus or other incentive-based or equity-based compensation for our Chief Executive Officer and Chief Financial Officer also may be subject to a requirement that they be reimbursed to the company in the event that Section 304 of the Sarbanes-Oxley Act of 2002 applies to that compensation.

The Compensation Committee plans to review our compensation recoupment policy and revise it as necessary to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act once rules implementing the Act’s clawback requirements have been finalized by the SEC.

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

Tax Deductibility of our Compensation Expenses

Subject to certain exceptions, section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other named executives, unless, among other things, the compensation is “performance-based,” as defined in section 162(m), and provided under a plan that has been approved by the shareholders. We have not adopted a policy requiring all compensation to be deductible under section 162(m). The impact of a potential lost deduction because of Section 162(m) is substantially mitigated by our current and projected tax losses, and this approach allows us flexibility in light of the conservatorship. Deferred salary and long-term incentive awards received by the named executives do not qualify as performance-based compensation under section 162(m).

2012 Executive Compensation Program

On March 8, 2012, FHFA instituted new compensation arrangements it designed for our named executives, in consultation with Treasury. The Board of Directors authorized management to implement these compensation arrangements. As further described below, the 2012 executive compensation program (the “2012 Program”) applies to our named executives other than Mr. Hisey and is effective as of January 1, 2012. The 2012 Program does not apply to Mr. Hisey because he left the company in February 2012.

Under the 2012 Program, FHFA has directed us to reduce the target compensation of each named executive by 10% in 2012. This reduction in compensation seeks to balance our objective of reducing taxpayer costs with our objective of attracting and retaining the executives needed to effectively manage the company.

Under the 2012 Program, which is described in the table below, direct compensation consists solely of salary paid in cash. Salary has two components: base salary and deferred salary.

Summary of 2012 Program

Compensation Element	Form	Primary Compensation Objectives	Key Features
Base Salary	Fixed cash payments, which are paid during the year on a bi-weekly basis.	Attract and retain named executives by providing a fixed level of current cash compensation.

Base salary reflects the named executive’s level of responsibility and experience, as well as individual performance over time.

Base salary is capped at $500,000 for all of our executive officers, including the named executives, other than our Chief Executive Officer and Chief Financial Officer.

Deferred Salary

Deferred salary is earned in bi-weekly installments over the course of the performance year, and is paid in quarterly installments in March, June, September and December of the following year.

There are two elements of deferred salary: (1) fixed and (2) at-risk. The amount of fixed deferred salary is fixed, while the amount of at-risk deferred salary may be reduced based on corporate and individual performance.

Fixed Deferred Salary
		Retain named executives.	Treatment of earned but unpaid fixed deferred salary upon termination of employment is described below under “Effect of Termination of Employment.”
At-Risk Deferred Salary
Retain named executives and provide incentives to named executives to achieve corporate and individual performance objectives.

Equal to 30% of the named executive’s total target direct compensation, half of which is subject to reduction based on corporate performance and half of which is subject to reduction based on individual performance.

The 2012 corporate objectives against which corporate performance will be measured for the named executives’ 2012 at-risk deferred salary are described below under “2012 Corporate Performance Objectives.”

Treatment of earned but unpaid at-risk deferred salary upon termination of employment is described below under “Effect of Termination of Employment.”

Effect of Termination of Employment. The treatment of deferred salary for 2012 and subsequent performance years upon the termination of a named executive’s employment for any reason other than for cause is as follows:

•

Fixed Deferred Salary: The named executive would receive the earned but unpaid portion of his or her fixed deferred salary, reduced by 2% for each full or partial month by which the named executive’s termination precedes January 31, 2014.

•

At-Risk Deferred Salary: The named executive would receive the earned but unpaid portion of his or her at-risk deferred salary, subject to reduction from the target level for corporate and individual performance.

All deferred salary paid following a named executive’s termination of employment will be paid on the same quarterly schedule as if the named executive had not terminated employment.

Compensation Recoupment Policy. Deferred salary is subject to the terms of our forfeiture and repayment provisions for executive officers. Our compensation forfeiture and repayment provisions are described under “Other Executive Compensation Considerations—Compensation Recoupment Policy.”

2012 Corporate Performance Objectives

On March 8, 2012, FHFA directed us to implement the 2012 corporate performance objectives and related targets/measures set forth in the table below, including the relative weighting of each objective. FHFA developed these objectives with input from management and the Board of Directors. The Board of Directors authorized management to implement these corporate objectives. One-half of the named executives’ 2012 at-risk deferred salary is subject to reduction based on the company’s performance against these objectives. FHFA will have the primary role in determining whether the company has achieved these objectives, with advice from management and the Board of Directors.

Objectives	Weighting	Targets/Measures
1. Build a New Infrastructure	30%
• Continued progress on, or completion of, mortgage market enhancement activities already underway	15%
• Loan-level Disclosure in Mortgage-Backed Security (MBS)

•      Develop template for enhanced loan-level disclosures for single-family MBS that incorporates market standards and is consistent with maintaining liquidity in the to-be-announced market. Template to be submitted to FHFA by June 30, 2012.

• Uniform Mortgage Data Program (UMDP)

•      Meet articulated Uniform Mortgage Data Program (UMDP) timetables as follows:

•      Uniform Collateral Data Portal (UCDP) electronic appraisal submission requirement by March 19, 2012.

•      Uniform Loan Delivery Data (ULDD) format loan delivery data by July 23, 2012.

•      Deliver new ULDD data point in compliance with SEC Rule 15Ga-1 by November 30, 2012.

•      Notify market of optional ULDD data points, including those necessary to improve disclosure and for other business uses in 2012.

•    Notify market of servicing data standard, including data necessary to improve disclosure, and agree on timetable for data collection to begin in 2013 by December 31, 2012.

•    Develop plans that leverage uniform appraisal data and ULDD for enhanced risk management by December 31, 2012.

•    Cooperate with FHFA implementation of portal to accept electronic appraisals.

• Seller-Servicer Contract Harmonization		• Appropriate resource allocation to seller-servicer contract harmonization and commitment to targeted timetables as outlined in FHFA directive.
• Securitization Platform	10%

•    In collaboration with FHFA and the other Enterprise, develop and finalize a plan by December 31, 2012 for the design and build of a single securitization platform that can serve both Enterprises and a post-conservatorship market with multiple future issuers.

• Pooling and Servicing Agreements	5%

•    Propose a model pooling and servicing agreement (PSA), collaborate with other Enterprise and FHFA on a specific proposal, seek public comment, and produce final recommendations for standard Enterprise trust documentation by December 31, 2012.

Objectives	Weighting	Targets/Measures
2. Contract the Enterprises dominant presence in the marketplace while simplifying and shrinking certain operations.	30%
• Work with FHFA to evaluate options for meeting conservatorship goals, including shifting mortgage credit risk to private investors via assessment of:	10%

• Multifamily line of business

•    Undertake a market analysis by December 31, 2012, of the viability of multifamily business operations without government guarantees. Review the likely viability of these models operating on a stand-alone basis after attracting private capital and adjusting pricing if needed.

• Investment assets and nonperforming loans

•    Perform analysis of investments portfolio as described in the strategic plan by the fourth quarter of 2012 and make preparations for the competitive disposition of a pool of nonperforming assets by September 30, 2012.

•    Review options with board of directors and FHFA and make appropriate recommendations for future actions.

•    Implement plan agreed to by board and FHFA.

• Risk Sharing	10%

•    Initiate risk sharing transactions by September 30, 2012.

•    Execute new risk sharing transactions beyond the traditional charter required mortgage insurance coverage.

•    Propose timeline for continued growth in risk sharing through 2013.

• Pricing	10%
• Single-family Guarantee Fee Pricing Increases		• Develop and begin implementing plan to increase guarantee fee pricing to more closely approximate the private sector. • Set uniform pricing across loan sellers to extent practicable.
• Set plan to price for state law effects on mortgage credit losses given default		• Work with FHFA to develop appropriate risk-based pricing by state. State-level pricing grid to be completed by August 31, 2012.
3. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.	20%
• Loss Mitigation through continued implementation and enhancement of Servicer Alignment Initiative	10%	• Enhance transparency of servicer requirements around foreclosure timelines and compensatory fees and publish applicable announcements by September 30, 2012.
• Short Sales • Deeds in Lieu and Deeds-for-Lease

•    Enhance short sales programs that include efforts to identify program obstacles that impact utilization by June 30, 2012. Applicable lender announcements to foreclosure alternatives by September 30, 2012.

•    Design, develop, or enhance deed in lieu and deed-for-lease programs that include efforts to identify and resolve program obstacles that impact utilization by September 30, 2012. Applicable lender announcements to foreclosure alternatives by December 31, 2012.

• Real Estate Owned Sales	10%

•    Implement, as needed, loans to facilitate real estate owned (REO) sales program by June 30, 2012.

•    Expand financing for small investors in REO properties by June 30, 2012.

•    Initiate disposition pilot, either through financing or bulk sales, by September 30, 2012.

•    Expand pilot programs and establish ongoing sales program, as agreed to with FHFA, during 2012.

Objectives	Weighting	Targets/Measures
4. Manage Efficiently in Support of Conservatorship Goals	20%
• Conservatorship / Board Priorities	20%

•    Work closely with FHFA toward concluding litigation associated with private label securities and whole loan repurchase claims, as appropriate.

•    Prioritize and manage Enterprise operations in support of conservatorship goals and board directions.

•    Adapt to evolving conservatorship requirements.

•    Collaborate fully with FHFA and, when requested, the other Enterprise.

•    Actively seek and consider public input on conservatorship-related projects, as requested.

•    Effectively identify, communicate, and remediate situations that create risk for the conservatorships or avoidable taxpayer losses.

•    Ensure corporate governance procedures are maintained, including timely reporting to the board and adhering to board mandates and expectations.

•    Take steps to mitigate key person dependencies and maintain appropriate internal controls and risk management governance.

•    Achieve milestones agreed to within the year with regard to accounting alignment.

2012 Program Compensation Amounts

The following table sets forth the components of 2012 salary on an annual basis for each of our named executives, other than Mr. Hisey, who is not covered by the 2012 Program as he left the company in February 2012.

		2012 Deferred Salary(1)
Name and Title	2012 Base Salary Rate	Fixed	At-Risk (Target Amount)	Total Salary Target
Michael Williams President and Chief Executive Officer	$900,000	$2,880,000	$1,620,000	$5,400,000
Susan McFarland Executive Vice President and Chief Financial Officer	600,000	1,416,000	864,000	2,880,000
David Benson Executive Vice President— Capital Markets	500,000	1,264,000	756,000	2,520,000
Terence Edwards Executive Vice President— Credit Portfolio Management	500,000	1,264,000	756,000	2,520,000
Timothy Mayopoulos Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	500,000	1,358,500	796,500	2,655,000

(1)	Fixed deferred salary is subject to partial forfeiture upon termination of employment before January 31, 2014. In addition, at-risk deferred salary is subject to reduction based on corporate and individual performance. Fixed deferred salary and at-risk deferred salary are described in more detail above under “Summary of 2012 Program.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of Fannie Mae has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Brenda J. Gaines, Chair Egbert L. J. Perry (member since November 2011) Jonathan Plutzik David H. Sidwell

COMPENSATION RISK ASSESSMENT

We conducted a risk assessment of our 2011 employee compensation policies and practices. In conducting this risk assessment, we reviewed, among other things, our compensation plans, pay profiles, performance goals and performance appraisal management process. We also assessed whether policies, procedures or other mitigating controls existed that would reduce the opportunity for excessive or inappropriate risk-taking within our compensation policies and practices.

Based on the results of our risk assessment, we concluded that our 2011 employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Several factors contributed to our conclusion, including:

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

•	Deferred salary and incentive compensation for our executive officers are subject to the terms of a clawback policy.

•

We have no pre-existing severance arrangements for our executive officers that would guarantee additional compensation when an executive leaves, and there is no guarantee that an executive would receive payments of previously awarded deferred salary or long-term incentive compensation if an executive’s employment were terminated.

COMPENSATION TABLES

Summary Compensation Table for 2011, 2010 and 2009

The following table shows summary compensation information for 2011, 2010 and 2009 for the named executives. The amounts shown in the “Long-Term Incentive Awards and Other” sub-column of the “Non-Equity Incentive Plan Compensation” column are not comparable for 2009, 2010 and 2011 because of a change to the company’s compensation structure in 2010, as described in footnote 5 to the table.

		Salary ($)			Non-Equity Incentive Plan Compensation ($)
Name and Principal Position	Year	Base Salary(1)	Deferred Salary (Service- Based)(2)	Bonus ($)(3)	Deferred Salary (Performance- Based)(4)	Long-Term Incentive Awards and Other(5)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation ($)(8)	Total ($)
Michael Williams	2011	900,000	1,550,000	—	1,317,500	1,491,000	1,268,300	11,300	6,538,100
President and Chief	2010	900,000	1,550,000	—	1,395,000	900,000	833,156	16,300	5,594,456
Executive Officer	2009	860,523	2,867,200	—	—	2,051,100	790,803	111,180	6,680,806
Susan McFarland(9)	2011	288,462	766,667	900,000	651,667	218,906	—	94,391	2,920,093
Executive Vice President
and Chief Financial Officer
David Hisey (10)	2011	425,000	522,500	—	444,125	498,225	156,625	17,250	2,063,725
Executive Vice	2010	408,654	522,500	—	470,250	325,000	130,600	15,950	1,872,954
President and Deputy	2009	441,347	1,045,000	—	—	983,700	70,894	44,600	2,585,541
Chief Financial Officer
David Benson	2011	500,000	684,834	—	582,108	820,553	299,704	15,500	2,902,699
Executive Vice	2010	500,000	684,834	—	616,350	440,000	218,844	22,250	2,482,278
President— Capital	2009	519,231	1,369,667	—	—	1,282,800	125,157	47,815	3,344,670
Markets
Terence Edwards	2011	500,000	684,834	—	582,108	854,744	—	80,000	2,701,686
Executive Vice	2010	500,000	684,834	—	616,350	420,000	—	54,439	2,275,623
President— Credit
Portfolio Management
Timothy Mayopoulos	2011	500,000	734,834	—	624,608	952,149	—	80,000	2,891,591
Executive Vice President,	2010	500,000	734,834	—	661,350	485,000	—	88,308	2,469,492
Chief Administrative	2009	439,346	1,278,610	—	—	842,601	—	87,138	2,647,695
Officer, General Counsel and Corporate Secretary

(1)

Amounts shown in this sub-column consist of base salary paid during the year on a biweekly basis. Calendar year 2009 contained 27 biweekly pay periods, rather than the usual 26 biweekly pay periods. As a result, salary amounts for 2009 reflect an additional biweekly pay period.

(2)

Amounts shown for 2010 and 2011 in this sub-column consist of the fixed, service-based portion of 2010 and 2011 deferred salary, which is 50% of the total deferred salary target for the year. As described in footnote 4 below, the remaining portion of 2010 and 2011 deferred salary is included in the “Non-Equity Incentive Plan Compensation” column because it is performance-based and the amount paid varies based on corporate performance for the year. Deferred salary for 2011 will be paid in four equal installments in March, June, September and December 2012. These amounts generally will be paid only if the named executive remains employed by us on the payment date. More information about deferred salary is presented in “Compensation Discussion and Analysis—2011 Executive Compensation Program—Elements of 2011 Compensation Program.” Amounts shown for 2009 in this column consist of the entire amount of 2009 deferred salary, all of which was service-based.

We previously referred to deferred salary as “deferred pay” and reported this element of compensation under the “Bonus” column of this table. As described above under “Compensation Discussion and Analysis—2011 Executive Compensation Program—Overview of Program Objectives and Structure,” we now refer to the deferred pay element of our compensation program as “deferred salary” to better reflect our view of the nature of this compensation element and at FHFA’s direction to present our compensation information on a consistent basis with Freddie Mac. We have reclassified amounts for 2010 and 2009 for consistency with this change in presentation.

(3)	As described in footnote 9 below, amounts shown for 2011 in the “Bonus” column consist of the first installment of Ms. McFarland’s sign-on award ($900,000).

(4)

Amount shown for 2010 and 2011 in this sub-column consist of the performance-based portion of 2010 and 2011 deferred salary, which were based on corporate performance for the applicable year. The amount of 2011 deferred salary awarded to each named executive represented 85% of the target amount of the performance-based portion of deferred salary. The amount of 2010 deferred salary awarded to each applicable named executive represented 90% of the target amount of the performance-based portion of deferred salary. As noted in footnote 2, 2011 deferred salary will be paid in four equal installments in March, June, September and December 2012. These amounts generally will be paid only if the named executive remains employed by us on the payment date. More information about deferred salary is presented in “Compensation Discussion and Analysis—2011 Executive Compensation Program—Elements of 2011 Compensation Program.”

(5)

Amounts shown for 2011 in this sub-column are higher than the amounts shown for 2010, because 2011 amounts include the second installment of the 2010 long-term incentive award, and 2010 amounts do not include the second installment of the 2009 long-term incentive award. The second installment of the 2010 long-term incentive award is reported as 2011 compensation because it was determined based on performance for both 2010 and 2011. The second installment of the 2009 long-term incentive award was not included as 2010 compensation because it was determined based on performance for 2009 only, and therefore was reported as 2009 compensation.

(6)

For all of the named executives except for Ms. McFarland, amounts shown for 2011 in this sub-column consist of the following: (1) the first installment of the 2011 long-term incentive award, which was based on corporate and individual performance for 2011; and (2) the second installment of the 2010 long-term incentive award, which was based on corporate and individual performance for both 2010 and 2011. As described in footnote 9 below, Ms. McFarland joined the company in 2011 and therefore she did not receive a 2010 long-term incentive award. Accordingly, for Ms. McFarland, the amount shown for 2011 in this sub-column consists only of the first installment of her 2011 long-term incentive award, which was prorated based on her hire date.

The table below provides details on the amounts of each of these awards for each named executive:

Name	2011 Long-term Incentive Award (First Installment)	2010 Long-term Incentive Award (Second Installment)
Michael Williams	$714,000	$777,000
Susan McFarland	218,906	—
David Hisey	229,950	268,275
David Benson	410,276	410,277
Terence Edwards	439,582	415,162
Timothy Mayopoulos	483,794	468,355

Both the first installment of the 2011 long-term incentive award and the second installment of the 2010 long-term incentive award were paid in February 2012. The second installment of the 2011 long-term incentive award will be determined and paid in the first quarter of 2013 based on corporate and individual performance for both 2011 and 2012, and therefore is not included as 2011 compensation in this table. More information about long-term incentive awards is presented in “Compensation Discussion and Analysis—2011 Executive Compensation Program—Elements of 2011 Compensation Program.”

Amounts shown for 2010 in this sub-column consist solely of the first installment of the 2010 long-term incentive award, which was based on corporate and individual performance for 2010.

Amounts shown for 2009 in this sub-column consist of: (1) the 2009 long-term incentive award, which was based on corporate and individual performance for 2009; and (2) for Messrs. Williams, Hisey and Benson, the performance-based portion of their 2008 Retention Program award, which was based on 2009 corporate performance. Mr. Mayopoulos joined the company in 2009 and therefore did not receive a 2008 Retention Program award.

The table below provides details on the amounts of each of these awards for each named executive who was employed by Fannie Mae in 2009:

Name	2009 Long-term Incentive Award	2008 Retention Program Award (Performance- Based Portion)
Michael Williams	$1,665,000	$386,100
David Hisey	657,000	326,700
David Benson	837,300	445,500
Timothy Mayopoulos	842,601	—

(7)

The reported amounts represent change in pension value. We calculated these amounts using the same assumptions we use for financial reporting under GAAP, using a discount rate of 4.95% at December 31, 2011. None of our named executives received above-market or preferential earnings on nonqualified deferred compensation.

The discount rate used to determine pension value at December 31, 2011 decreased by 70 basis points from the rate used at December 31, 2010. Of the $1,268,300 increase in pension value reported for Mr. Williams, $604,900 was attributable to changes in actuarial assumptions (primarily the reduction in the discount rate noted above), $258,200 was attributable to financing cost, and $405,200 was attributable to amounts earned through his 2011 service. Of the $156,625 increase in pension value reported for Mr. Hisey, $70,000 was attributable to changes in actuarial assumptions (primarily the reduction in the discount rate noted above), $25,400 was attributable to financing cost, and $61,225 was attributable to amounts earned through his 2011 service. Of the $299,704 increase in pension value reported for Mr. Benson, $118,700 was attributable to changes in actuarial assumptions (primarily the reduction in the discount rate noted above), $43,100 was attributable to financing cost, and $137,904 was attributable to amounts earned through his 2011 service.

(8)

The table below shows more information about the amounts reported for 2011 in the “All Other Compensation” column, which consist of (1) company contributions under our Retirement Savings Plan (401(k) Plan); (2) company credits to our Supplemental Retirement Savings Plan; (3) matching charitable contributions under our matching charitable gifts program; and (4) relocation benefits provided to our new Chief Financial Officer.

Name	Company Contributions to Retirement Savings (401(k)) Plan	Company Credits to Supplemental Retirement Savings Plan	Charitable Award Programs	Relocation Benefits
Michael Williams	$7,350	—	$3,950	—
Susan McFarland	19,600	$3,477	—	$71,314
David Hisey	12,250	—	5,000	—
David Benson	12,250	—	3,250	—
Terence Edwards	19,600	60,400	—	—
Timothy Mayopoulos	19,600	60,400	—	—

In accordance with SEC rules, amounts shown under “All Other Compensation” for 2011 do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000.

The amount shown in the “Relocation Benefits” column for Ms. McFarland consists of relocation benefits provided to her in 2011, which include costs associated with finding and purchasing a new home and temporary living expenses such as housing expenses and other incidental living expenses. These benefits were provided to Ms. McFarland as part of a relocation benefit of up to $100,000 that we agreed to provide to her in connection with her hire in July 2011. This benefit expires in July 2012 in accordance with its terms. We calculated the incremental cost of providing Ms. McFarland’s relocation benefits based on actual cost (that is, the total amount of expenses incurred by us in providing the benefits), excluding $122 in fees and interest paid to the relocation benefit administrator.

Amounts shown in the “Charitable Award Programs” column reflect gifts we made under our matching charitable gifts program, under which gifts made by our employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $5,000 in any calendar year.

(9)

Ms. McFarland joined Fannie Mae as our Chief Financial Officer on July 11, 2011. Her annual base salary rate is $600,000. In addition to base salary, a long-term incentive award and deferred salary, Ms. McFarland was awarded a

$1.7 million sign-on award in 2011, which is to be paid as follows: $900,000 in July 2011, $600,000 in the first quarter of 2012, and $200,000 in July 2012. Each of these payments is subject to repayment if Ms. McFarland leaves Fannie Mae within one year after the payment. Amounts shown for 2011 in the “Bonus” column for Ms. McFarland consist of the first installment of her sign-on award ($900,000). Amounts shown for 2011 in the “Non-Equity Incentive Plan Compensation” column for Ms. McFarland consist of: (1) the first installment of her 2011 long-term incentive award, which was prorated based on her hire date ($218,906); and (2) the performance-based portion of her 2011 deferred salary, which was not prorated ($651,667). Because she joined the company in 2011, Ms. McFarland did not receive a 2010 long-term incentive award.

(10)

Mr. Hisey left the company in February 2012. Pursuant to his termination agreement with the company, he will receive all of his 2011 deferred salary on the same payment dates as other deferred salary recipients. See “Potential Payments Upon Termination or Change-in-Control—Termination Agreement with our Former Deputy Chief Financial Officer” for a description of this termination agreement.

Grants of Plan-Based Awards in 2011

The following table shows grants of awards made to the named executives during 2011 under our long-term incentive plan and deferred salary plan. The terms of these long-term incentive and deferred salary awards are described above in “Compensation Discussion and Analysis—2011 Executive Compensation Program—Elements of 2011 Compensation Program.” Deferred salary amounts shown represent only the performance-based portion (50%) of the named executives’ 2011 deferred salary award.

	Award Type(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Name		Threshold ($)	Target ($)	Maximum ($)
Michael Williams	LTI	—	2,000,000	—
	DS	—	1,550,000	—
Susan McFarland(3)	LTI	—	508,493	—
	DS	—	766,667	—
David Hisey(4)	LTI	—	730,000	—
	DS	—	522,500	—
David Benson	LTI	—	930,333	—
	DS	—	684,834	—
Terence Edwards	LTI	—	930,333	—
	DS	—	684,834	—
Timothy Mayopoulos	LTI	—	980,333	—
	DS	—	734,834	—

(1)	LTI indicates an award under our long-term incentive plan. DS indicates the corporate performance-based portion (50%) of the named executives’ 2011 deferred salary award.

(2)

For awards under our long-term incentive plan, the amounts shown are the target amounts of the named executives’ 2011 long-term incentive awards established by our Board in 2011. The actual amount of the first installment (50%) of each named executive’s 2011 long-term incentive award was determined in 2012 based on 2011 performance against pre-established corporate goals and individual performance. The second installment (50%) of each named executive’s 2011 long-term incentive award will be determined in 2013 based on performance in 2011 and 2012 against pre-established corporate goals and individual performance. No amounts are shown in the “Threshold” and “Maximum” columns because our long-term incentive plan does not specify threshold or maximum payout amounts. Our Board has the discretion to pay awards in amounts below or above these target amounts, subject to the approval of FHFA; however, the sum of the individual long-term incentive awards to all executive officers cannot exceed the overall amount of the long-term incentive pool for our executive officers. The actual amounts of the first installment of the 2011 long-term incentive award awarded by the Board and approved by FHFA for 2011 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2011, 2010 and 2009” and explained in footnote 6 to that table. The first installment of the long-term incentive award was paid to the named executives in February 2012. The second installment of the long-term incentive award will be determined and paid in the first quarter of 2013.

For deferred salary awards, the amounts shown are the target amounts of the performance-based portion (50%) of the named executives’ 2011 deferred salary award. The actual amount of the performance-based portion of 2011 deferred salary was determined in 2012 based on 2011 performance against pre-established corporate goals. No amounts are shown in the “Threshold” and “Maximum” columns because our deferred salary plan does not specify threshold or maximum payout amounts. Our Board has the discretion to pay awards in amounts below or above these target amounts, subject to the approval of FHFA. The actual amounts of the performance-based portion of 2011 deferred salary awarded by the Board and approved by FHFA for 2011 performance are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table for 2011, 2010 and 2009 and explained in footnote 4 to that table. The performance-based portion of 2011 deferred salary will be paid to the named executives in four equal quarterly installments in March, June, September and December 2012.

(3)

Ms. McFarland joined the company in July 2011. Her 2011 long-term incentive award was prorated based on her hire date; the amount shown in this table reflects the prorated amount. Her 2011 deferred salary was not prorated. See “Compensation Discussion and Analysis—Determination of 2011 Compensation—Compensation Arrangements with our Chief Financial Officer” for further information.

(4)

Mr. Hisey left the company in February 2012. Pursuant to his termination agreement with the company, he will receive all of his 2011 deferred salary on the same payment dates as other deferred salary recipients. See “Potential Payments Upon Termination or Change-in-Control—Termination Agreement with our Former Deputy Chief Financial Officer” for a description of this termination agreement.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table shows outstanding stock option awards and unvested restricted stock held by the named executives as of December 31, 2011. The market value of stock awards shown in the table below is based on a per share price of $0.2012, which was the closing market price of our common stock on December 30, 2011. As of December 30, 2011, the exercise prices of all of the outstanding options referenced in the table below were substantially higher than the market price of our common stock.

			Option Awards(2)				Stock Awards(2)
Name	Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael Williams	O	1/21/2003	63,836		69.43	1/21/2013
	O	1/23/2004	73,880		78.32	1/23/2014
	RS	1/28/2008					37,189	7,482
Susan McFarland	N/A
David Hisey	O	1/3/2005	10,000		71.31	1/3/2015
	RS	1/28/2008					7,311	1,471
David Benson	O	6/3/2002	12,000		79.33	6/3/2012
	O	6/3/2002	20,080	(3)	79.33	6/3/2012
	O	1/21/2003	9,624		69.43	1/21/2013
	O	1/23/2004	12,223		78.32	1/23/2014
	RS	1/28/2008					5,986	1,204
Terence Edwards	N/A
Timothy Mayopoulos	N/A

(1)	O indicates stock options and RS indicates restricted stock.

(2)

Except as otherwise indicated, all awards of options and restricted stock listed in this table vested in four equal annual installments beginning on the first anniversary of the date of grant. Amounts reported in this table for restricted stock represent only the unvested portion of awards. Amounts reported in this table for options represent only the unexercised portions of awards.

(3)

This option award had special vesting provisions: 3,860 options vested immediately upon grant, 9,080 vested on August 31, 2002, 4,370 vested on January 31, 2003, 1,610 vested on January 31, 2004 and 1,160 vested on January 31, 2005.

Option Exercises and Stock Vested in 2011

The following table shows information regarding vesting of restricted stock held by the named executives during 2011. We have calculated the value realized on vesting by multiplying the number of shares of stock by the fair market value (based on the average of the high and low prices) of our common stock on the vesting date. We have provided no information regarding stock option exercises because no named executives exercised stock options during 2011.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Williams	60,345	31,617
Susan McFarland	—	—
David Hisey	11,333	5,931
David Benson	8,968	4,688
Terence Edwards	—	—
Timothy Mayopoulos	—	—

Pension Benefits

Retirement Savings Plan

The Retirement Savings Plan is a defined contribution plan that includes a 401(k) before-tax feature, a regular after-tax feature and a Roth after-tax feature. Under the plan, eligible employees may allocate investment balances to a variety of investment options. Subject to IRS limits for 401(k) plans, we match in cash employee contributions up to 3% of base salary for employees who are grandfathered participants in our Retirement Plan and up to 6% of base salary and eligible incentive compensation (which for the applicable named executives includes deferred salary under our executive compensation program in place for 2009 through 2011) for employees who are not grandfathered participants in our Retirement Plan. All non-grandfathered employees are 100% vested in our matching contributions. Grandfathered employees receive benefits under the 3% of base salary matching program and are fully vested in our matching contributions after five years of service. Messrs. Williams, Hisey and Benson are grandfathered employees under our Retirement Plan and therefore receive benefits under the 3% matching program, while Ms. McFarland and Messrs. Edwards and Mayopoulos are non-grandfathered employees and therefore receive benefits under the 6% matching program.

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

Defined Benefit Pension Plans

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

A different formula applies for years of service after 35 years. Final average annual earnings are average annual earnings in the participant’s highest paid 36 consecutive calendar months during the participant’s last 120 calendar months of employment. Earnings are base salary. Provisions of the Internal Revenue Code of 1986, as amended, limit the amount of annual compensation that may be used for calculating pension benefits and the annual benefit that may be paid. For 2011, the statutory compensation and benefit caps were $245,000 and $195,000, respectively. Early retirement under the Retirement Plan is generally available at age 55. For employees who retire before age 65, benefits are reduced by stated percentages for each year that they are younger than 65.

Supplemental Pension Plan and 2003 Supplemental Pension Plan.    The purpose of the Supplemental Pension Plan is to provide supplemental retirement benefits to employees whose base salary exceeds the statutory compensation cap applicable to the Retirement Plan or whose benefit under the Retirement Plan is limited by the statutory benefit cap applicable to the Retirement Plan. The purpose of the Supplemental Pension Plan of 2003 (the “2003 Supplemental Pension Plan”) is to provide additional benefits based on eligible incentive compensation not taken into account under the Retirement Plan or the Supplemental Pension Plan. For executive officers, eligible incentive compensation includes Annual Incentive Plan bonuses, and awards under the 2008 Retention Program. Eligible incentive compensation for executive officers also includes deferred salary awards under our executive compensation program in place for 2009 through 2011. For purposes of determining benefits under the 2003 Supplemental Pension Plan, the amount of an officer’s eligible incentive compensation taken into account is limited in the aggregate to 50% of the officer’s base salary. Benefits under these plans vest at the same time as benefits under the Retirement Plan, and benefits under these plans typically commence at the later of age 55 or separation from service. Messrs. Williams, Hisey and Benson are the only named executives who participate in the Supplemental Pension Plan and the 2003 Supplemental Pension Plan.

In general, officers who are eligible to participate in the Executive Pension Plan receive the greater of their Executive Pension Plan benefits or combined Supplemental Pension Plan and 2003 Supplemental Pension Plan benefits. However, for 2010 and 2011, Mr. Williams accrued benefits under the Supplemental Pension Plan and the 2003 Supplemental Pension Plan that will not be offset by his Executive Pension Plan benefit. In light of its decision to freeze Mr. Williams’ benefit under the Executive Pension Plan, the Board adopted this change for 2010 and 2011, with the approval of FHFA, to provide Mr. Williams a pension benefit for 2010 and 2011.

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

Executive Pension Plan benefits vested after ten years of participation in the plan, and Mr. Williams was 90% vested at the time the plan was frozen. Mr. Williams’ maximum annual pension benefit under the Executive Pension Plan, based on his status as 90% vested and a pension goal formula of 40%, is 36% of his average annual covered compensation earned for the years 2007, 2008 and 2009. Covered compensation is Mr. Williams’ average annual base salary, including deferred compensation, plus eligible incentive compensation. For this purpose, eligible incentive compensation is limited in the aggregate to 50% of Mr. Williams’ base salary, and consists of Annual Incentive Plan cash bonuses and 2008 Retention Program awards. His payments under the Executive Pension Plan are reduced by his Retirement Plan benefit determined as of December 31, 2009.

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

The table below shows the years of credited service and the present value of accumulated benefits for each named executive under our defined benefit pension plans as of December 31, 2011.

Pension Benefits for 2011

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)
Michael Williams	Retirement Plan	21	644,087
	Supplemental Pension Plan(3)	21	536,623
	2003 Supplemental Pension Plan(3)	21	317,590
	Executive Pension Plan	9	3,874,631
Susan McFarland	Not applicable
David Hisey	Retirement Plan	7	195,604
	Supplemental Pension Plan	7	158,893
	2003 Supplemental Pension Plan	7	169,429
David Benson	Retirement Plan	10	271,283
	Supplemental Pension Plan	10	311,674
	2003 Supplemental Pension Plan	10	305,562
Terence Edwards	Not applicable
Timothy Mayopoulos	Not applicable

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

(2)

The present value for the Executive Pension Plan assumes that Mr. Williams will remain in service until age 60, the normal retirement age under the Executive Pension Plan. The present value for the Retirement Plan, Supplemental Pension Plan and 2003 Supplemental Pension Plan assumes that the named executives will remain in service until age 65, the normal retirement age under those plans. The values also assume that benefits under the Executive Pension Plan will be paid in the form of a monthly annuity for Mr. Williams’ life and that of Mr. Williams’ surviving spouse, and benefits under the Retirement Plan will be paid in the form of a single life monthly annuity for Mr. Williams’ life. The postretirement mortality assumption is based on the IRS prescribed mortality table for 2011 funding purposes. Under the terms of the 2003 Supplemental Pension Plan, the deferred salary award for 2011 has been taken into account for the purpose of determining present value as of December 31, 2011. For additional information regarding the calculation of present value and the assumptions underlying these amounts, see “Note 13, Employee Retirement Benefits” in the Original Filing.

In January 2012, Mr. Williams notified the company that he will step down from his position as President and Chief Executive Officer and as a member of the Board of Directors when a new President and Chief Executive Officer is appointed. If Mr. Williams leaves the company prior to reaching the normal retirement age for the Executive Pension Plan, Supplemental Pension Plan, 2003 Supplemental Pension Plan and Retirement Plan, the present value of his accumulated benefits under these plans as of December 31, 2011 will be different than the values shown in this table.

Mr. Hisey left the company in February 2012, which was prior to reaching the normal retirement age for the Supplemental Pension Plan, 2003 Supplemental Pension Plan and Retirement Plan. Accordingly, the present value of his accumulated benefits under these plans as of December 31, 2011 will be different than the values shown in this table.

(3)

The present value of accumulated benefit for Mr. Williams for the Supplemental Pension Plan and 2003 Supplemental Pension Plan shown in this table reflects only the amounts accrued under these plans in 2010 and 2011. Although Mr. Williams has 21 years of credited service under the Supplemental Pension Plan and 2003 Supplemental Pension Plan, as of December 31, 2011, his benefit for years prior to 2010 under these plans is offset by the benefit that he would receive upon his retirement under the Executive Pension Plan.

Nonqualified Deferred Compensation

Our Supplemental Retirement Savings Plan is an unfunded, non-tax-qualified defined contribution plan for non-grandfathered employees. The Supplemental Retirement Savings Plan is intended to supplement our Retirement Savings Plan, or 401(k) plan, by providing benefits to participants whose annual eligible earnings exceed the IRS annual limit on eligible compensation for 401(k) plans (for 2011, the limit was $245,000). Ms. McFarland and Messrs. Edwards and Mayopoulos are the named executives who participated in the Supplemental Retirement Savings Plan in 2011.

For 2011, we credited 8% of the eligible compensation for Ms. McFarland and Messrs. Edwards and Mayopoulos that exceeded the IRS annual limit for 2011. Eligible compensation for Ms. McFarland and Messrs. Edwards and Mayopoulos consists of base salary plus any eligible incentive compensation (which includes deferred salary under our executive compensation program in place for 2009 through 2011) earned for that year, up to a combined maximum of two times base salary. The 8% credit consists of two parts: (1) a 2% credit that will vest after the participant has completed three years of service with us; and (2) a 6% credit that is immediately vested.

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

The table below provides information on the nonqualified deferred compensation of the named executives for 2011.

Nonqualified Deferred Compensation for 2011

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)
Michael Williams 2001 Special Stock Award(4)	—	—	(136)	—	276
Susan McFarland Supplemental Retirement Savings Plan	—	3,477	33	—	3,510
David Hisey	—	—	—	—	—
David Benson	—	—	—	—	—
Terence Edwards Supplemental Retirement Savings Plan	—	60,400	(1,941)	—	90,207
Timothy Mayopoulos Supplemental Retirement Savings Plan	—	60,400	(3,838)	—	121,271

(1)

All amounts reported in this column for Ms. McFarland and Messrs. Edwards and Mayopoulos as company contributions in the last fiscal year pursuant to the Supplemental Retirement Savings Plan are also reported as 2011 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2011, 2010 and 2009.”

(2)

None of the earnings reported in this column are reported as 2011 compensation in the “Summary Compensation Table for 2011, 2010 and 2009” because the earnings are neither above-market nor preferential.

(3)

Amounts reported in this column for Mr. Edwards include company contributions in 2010 to the Supplemental Retirement Savings Plan of $30,339 that are also reported as 2010 compensation in the “All Other Compensation” column of the “Summary Compensation Table for 2011, 2010 and 2009.”

Amounts reported in this column for Mr. Mayopoulos include company contributions in 2010 and 2009 to the Supplemental Retirement Savings Plan of $48,708 and $8,708, respectively, that are also reported as 2010 and 2009 compensation, respectively, in the “All Other Compensation” column of the “Summary Compensation Table for 2011, 2010 and 2009.”

(4)

The Board previously approved a special stock award to officers for 2001 performance. On January 15, 2002, Mr. Williams deferred until retirement 1,142 shares he received in connection with this award. Aggregate earnings on these shares reflect changes in stock price. Mr. Williams’ number of shares grew through the reinvestment of dividends prior to 2009 to 1,373 shares as of December 31, 2011. Fannie Mae has not paid dividends on common stock since 2008.

Potential Payments upon Termination or Change-in-Control

The information below describes and quantifies certain compensation and benefits that may have become payable to each of our named executives under our existing plans and arrangements if our named executive’s employment had terminated on December 31, 2011, taking into account the named executive’s compensation and service levels as of that date and based on a per share price of $0.2012, which was the closing price of our common stock on December 30, 2011. The discussion below does not reflect retirement or deferred compensation benefits to which our named executives may be entitled, as these benefits are described above under “Pension Benefits” and “Nonqualified Deferred Compensation.” The information below also does not generally reflect compensation and benefits available to all salaried employees upon termination of employment with us under similar circumstances. We are not obligated to provide any additional compensation to our named executives in connection with a change-in-control.

As described above under “Compensation Discussion and Analysis—2012 Executive Compensation Program,” FHFA has instituted a new executive compensation program effective for 2012 named executive compensation that has different provisions for payments on termination of employment than what are described below under “Potential Payments to Named Executives.”

FHFA Must Approve Any Termination Benefits We Provide Named Executives

FHFA, as our regulator, must approve any termination benefits we offer our named executives. Moreover, as our conservator, FHFA has directed that our Board consult with and obtain FHFA’s consent before taking any action involving termination benefits for any officer at the executive vice president level and above and other specified executives. In addition, as described below under “Potential Payments to Named Executives,” any determination by the Board to pay termination benefits to a named executive is subject to the approval of FHFA in consultation with Treasury.

Potential Payments to Named Executives

We have not entered into agreements with any of our named executives that would entitle the executive to severance benefits, other than the termination agreement with Mr. Hisey described below under “Termination Agreement with our Former Deputy Chief Financial Officer.” Below we discuss various elements of compensation that may become payable in the event a named executive dies or retires, or that may be paid in the event his or her employment is terminated by Fannie Mae. We then quantify the amounts that might have been paid to our named executives in these circumstances, in each case as of December 31, 2011.

•

Deferred Salary and Long-Term Incentive Awards.    In general, an executive officer, including our named executives, must continue to be employed to receive payments of deferred salary or the long-term incentive award, and will forfeit any unpaid amounts upon termination of his or her employment. Exceptions to this general rule apply in the case of an executive officer’s death or retirement, and may apply in the event an executive officer’s employment is terminated by Fannie Mae other than for cause, as follows:

•

Death.    In the event an executive officer’s employment is terminated due to his or her death, his or her estate will receive the remaining installment payments of deferred salary for the prior year, as well as a pro rata portion of deferred salary for the current year, based on time worked during the year. In addition, his or her estate will receive any remaining installment payment of a long-term incentive award for a completed performance year and a pro rata portion of a long-term incentive award for the current performance year, based on time worked during the year; provided that the executive officer was employed at least one complete calendar quarter during the current performance year.

•

Retirement.    If an executive officer retires from Fannie Mae at or after age 65 with at least 5 years of service, he or she will receive the remaining installment payments of deferred salary for the prior year. In addition, he or she will receive any remaining installment payment of a long-term incentive award for a completed performance year.

•

Termination by Fannie Mae.    If Fannie Mae terminates an executive officer’s employment other than for cause, the Board of Directors may determine, subject to the approval of FHFA in consultation with Treasury, that he or she may receive certain unpaid deferred salary or long-term incentive awards. The determination to pay amounts of unpaid deferred salary or long-term incentive awards is in the discretion of the Board of Directors and FHFA; except for Mr. Hisey, the named executives do not have any contractual right or right under the terms of the deferred salary plan or the long-term incentive plan to receive any unpaid deferred salary or long-term incentive awards in the event of a termination by Fannie Mae. FHFA has advised us that, to the extent that it approves the payment of termination pay to an executive officer at the executive vice president level or above, the maximum amount that it would approve would be limited to up to $1,000,000 of the executive’s earned but unpaid deferred salary. As described in more detail under “Termination Agreement with our Former Deputy Chief Financial Officer” below, we entered into a termination agreement with Mr. Hisey in February 2012, pursuant to which he is entitled to receive his unpaid 2011 deferred salary.

In each case, for any portion of a long-term incentive award or any performance-based portion of a deferred salary award that has not been finally determined, the award will be adjusted based on performance relative to the applicable performance goals and, in the case of a termination by Fannie Mae, cannot exceed 100% of the target award. In addition, installment payments of the awards will be made on the original payment schedule, rather than being provided in a lump sum. In the case of a termination by Fannie Mae, an executive officer must agree to the terms of a standard termination agreement with the company in order to receive these post-termination of employment payments. More information about deferred salary and the long-term incentive awards is provided above in “Compensation Discussion and Analysis—2011 Executive Compensation Program—Elements of 2011 Compensation Program.”

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

Potential Payments Upon Death

The table below shows the amounts that would have become payable if a named executive’s employment had terminated on December 31, 2011 as a result of his or her death. The table below does not show any amounts that would have become payable if a named executive had retired on December 31, 2011 since as of that date none of the named executives had reached the minimum age required to receive any of these amounts upon his or her retirement.

Potential Payments Upon Death as of December 31, 2011(1)

Name	Restricted Stock(2)	2011 Deferred Salary(3)	2010 Long-Term Incentive Award(4)	2011 Long-Term Incentive Award(5)	Total
Michael Williams	$7,482	$2,867,500	$777,000	$714,000	$4,365,982
Susan McFarland	—	1,418,333	—	218,906	1,637,239
David Hisey	1,471	966,625	268,275	229,950	1,466,321
David Benson	1,204	1,266,942	410,277	410,276	2,088,699
Terence Edwards	—	1,266,942	415,162	439,582	2,121,686
Timothy Mayopoulos	—	1,359,442	468,355	483,794	2,311,591

(1)

The named executives would also have received the applicable amounts shown in the “Restricted Stock” column of this table in the event of their total disability, but not the amounts shown under any other column.

(2)	These values are based on a per share price of $0.2012, which was the closing price of our common stock on December 30, 2011.

(3)

Assumes that each named executive would have received the 2011 deferred salary awarded to him or her, which is payable in March, June, September and December 2012. Each named executive was awarded 92.5% of his or her target 2011 deferred salary (50% of deferred salary was based on corporate performance, which the Compensation Committee determined would be paid at 85% of target, and the remaining 50% of deferred salary was service based).

(4)

Assumes that each named executive, other than Ms. McFarland, would have received the second installment of his or her 2010 long-term incentive award, which was determined and paid in February 2012. Ms. McFarland joined the company in 2011 and therefore did not receive a 2010 long-term incentive award.

(5)

Assumes that each named executive would have received the first installment of his or her 2011 long-term incentive award, which was determined and paid in February 2012. The named executives would not have received the second installment of the 2011 long-term incentive award in the event of their death on December 31, 2011, because that installment will be determined in the first quarter of 2013 based on corporate and individual performance for both 2011 and 2012.

Potential Payments Upon Termination Other Than For Cause

The table below shows the estimated maximum amounts that could have become payable to the named executive if his or her employment was terminated other than for cause on December 31, 2011. Except for Mr. Hisey, the named executives do not have any contractual right or right under the terms of the deferred salary plan or the long-term incentive plan to receive any unpaid deferred salary or long-term incentive awards in the event of a termination by Fannie Mae. Any amounts paid to the named executives if they are terminated other than for cause will be determined on a case-by-case basis in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury. We therefore cannot make a reasonable estimate of the amounts that would become payable in such cases. However, FHFA has advised us that, to the extent that it approves the payment of termination pay to an executive officer at the executive vice president level or above, the maximum amount that it would approve would be limited to up to $1,000,000 of the executive’s earned but unpaid deferred salary. As described in more detail under “Termination Agreement with our Former Deputy Chief Financial Officer” below, we entered into a termination agreement with Mr. Hisey in February 2012, pursuant to which he is entitled to receive his unpaid 2011 deferred salary.

Maximum Potential Payments Upon Termination Other Than For Cause as of December 31, 2011

Name	2011 Deferred Salary(1)
Michael Williams	$1,000,000
Susan McFarland	1,000,000
David Hisey	966,625
David Benson	1,000,000
Terence Edwards	1,000,000
Timothy Mayopoulos	1,000,000

(1)

Assumes that each named executive would have received up to $1,000,000 of the 2011 deferred salary awarded to him or her, which is payable in March, June, September and December 2012. The actual amount of unpaid deferred salary a named executive would receive in the event his or her employment is terminated would be in the discretion of our Board of Directors and also subject to the approval of FHFA in consultation with Treasury, and could range from 0% to 100% of the amount shown in this column.

Termination Agreement with our Former Deputy Chief Financial Officer

Mr. Hisey left the company in February 2012. We entered into a termination agreement with Mr. Hisey in February 2012, the terms of which were approved by FHFA. The agreement provides that Mr. Hisey will receive all of his corporate performance-adjusted 2011 deferred salary ($966,625), in four installments, on the same payment dates as other deferred salary recipients, and that he may elect to receive outplacement services and a subsidy for up to 18 months of medical and dental premiums if he elects COBRA continuation coverage. He will not receive the second installment of his 2011 long-term incentive award.

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

Director Compensation

Our non-management directors receive cash compensation pursuant to a program authorized by FHFA in November 2008. This compensation for the directors is designed to be reasonable, appropriate and commensurate with the duties and responsibilities of their Board service.

The total 2011 compensation for our non-management directors is shown in the table below. Mr. Williams, our only director who also served as an employee of Fannie Mae during 2011, was not entitled to receive any of the benefits provided to our non-management directors other than those provided under the matching charitable gifts program, which is available to all of our employees.

2011 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
Dennis R. Beresford	185,000	—	185,000
William Thomas Forrester	170,000	—	170,000
Brenda J. Gaines	180,000	—	180,000
Charlynn Goins	170,000	—	170,000
Frederick B. “Bart” Harvey III	168,694	—	168,694
Robert H. Herz(2)	92,556	—	92,556
Philip A. Laskawy	290,000	—	290,000
Egbert L. J. Perry	160,000	—	160,000
Jonathan Plutzik	160,000	—	160,000
David H. Sidwell	173,750	—	173,750

(1)

“All Other Compensation” consists only of gifts we made or will make under our matching charitable gifts program. None of our non-employee directors participated in this program in 2011. Our matching charitable gifts program is discussed in greater detail following this table.

(2)	Mr. Herz has been a Fannie Mae director since June 2011.

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

Additional Arrangements with our Non-Management Directors

Matching Charitable Gifts Program.    To further our support for charitable giving, non-employee directors are able to participate in our corporate matching gifts program on the same terms as our employees. Under this program, gifts made by employees and directors to Section 501(c)(3) charities are matched, up to an aggregate total of $5,000 in any calendar year. None of our non-employee directors participated in this program in 2011.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)    Documents filed as part of this report

1.    Consolidated Financial Statements

The consolidated financial statements required to be filed in our annual report on Form 10-K are included on pages F-1 to F-134 of our Original Filing filed on February 29, 2012.

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

Federal National Mortgage Association /s/ Michael J. Williams
Michael J. Williams President and Chief Executive Officer

Date: March 9, 2012

INDEX TO EXHIBITS

Item	Description

3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 24, 2011)

3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

4.1	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series D (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.2	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series E (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.3	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series F (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.4	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series G (Incorporated by reference to Exhibit 4.4 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.5	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series H (Incorporated by reference to Exhibit 4.5 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.6	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series I (Incorporated by reference to Exhibit 4.6 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003.)

4.7	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series L (Incorporated by reference to Exhibit 4.7 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

4.8	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series M (Incorporated by reference to Exhibit 4.8 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

4.9	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series N (Incorporated by reference to Exhibit 4.9 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

4.10	Certificate of Designation of Terms of Fannie Mae Non-Cumulative Convertible Preferred Stock, Series 2004-1(Incorporated by reference to Exhibit 4.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

4.11	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series O (Incorporated by reference to Exhibit 4.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

4.12	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series P (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed September 28, 2007.)

4.13	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series Q (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 5, 2007.)

4.14	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series R (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed November 21, 2007.)

4.15	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series S (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 11, 2007.)

Item	Description

4.16	Certificate of Designation of Terms of Fannie Mae Preferred Stock, Series T (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed May 19, 2008.)

4.17	Certificate of Designation of Terms of Variable Liquidation Preference Senior Preferred Stock, Series 2008-2 (Incorporated by reference to Exhibit 4.2 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

4.18	Warrant to Purchase Common Stock, dated September 7, 2008 (Incorporated by reference to Exhibit 4.3 to Fannie Mae’s Current Report on Form 8-K, filed September 11, 2008.)

4.19	Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)

4.20	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)

4.21	Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)

10.1	Fannie Mae’s Elective Deferred Compensation Plan, as amended effective November 15, 2004† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.2	Amendment to Fannie Mae Elective Deferred Compensation Plan I, effective October 27, 2008† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.3	Fannie Mae Elective Deferred Compensation Plan II† (Incorporated by reference to Exhibit 10.7 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.4	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective April 29, 2008† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

10.5	Amendment to Fannie Mae Elective Deferred Compensation Plan II, effective October 27, 2008† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.6	Compensation Repayment Provisions† (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed December 24, 2009.)

10.7	Long-Term Incentive Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.9 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.8	Deferred Pay Plan, effective December 16, 2009† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

Item	Description

10.9	Fannie Mae Form of Indemnification Agreement for directors and officers of Fannie Mae (Incorporated by reference to Exhibit 10.15 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.10	Federal National Mortgage Association Supplemental Pension Plan, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.11	Amendment to Fannie Mae Supplemental Pension Plan for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.11 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.12	Amendment to Fannie Mae Supplemental Pension Plan, executed December 22, 2008† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.13	Fannie Mae Supplemental Pension Plan of 2003, as amended November 20, 2007† (Incorporated by reference to Exhibit 10.12 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.14	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, effective January 1, 2009† (Incorporated by reference to Exhibit 10.13 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.15	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.21 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.16	Amendment to Fannie Mae Supplement Pension Plan of 2003, effective May 14, 2010† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 5, 2010.)

10.17	Executive Pension Plan of the Federal National Mortgage Association as amended and restated† (Incorporated by reference to Exhibit 10.10 to Fannie Mae’s registration statement on Form 10, filed March 31, 2003)

10.18	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, as amended and restated, effective March 1, 2007† (Incorporated by reference to Exhibit 10.20 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2005, filed May 2, 2007.)

10.19	Amendment to Fannie Mae Executive Pension Plan, effective November 20, 2007† (Incorporated by reference to Exhibit 10.16 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.20	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2008† (Incorporated by reference to Exhibit 10.25 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.21	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective December 16, 2009† (Incorporated by reference to Exhibit 10.23 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.22	Amendment to the Executive Pension Plan of the Federal National Mortgage Association, effective January 1, 2010† (Incorporated by reference to Exhibit 10.22 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 24, 2011.)

Item	Description

10.23	Fannie Mae Annual Incentive Plan, as amended December 10, 2007† (Incorporated by reference to Exhibit 10.17 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.24	Fannie Mae Stock Compensation Plan of 2003, as amended through December 14, 2007† (Incorporated by reference to Exhibit 10.18 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 27, 2008.)

10.25	Amendment to Fannie Mae Stock Compensation Plan of 2003, as amended, for Internal Revenue Code Section 409A, adopted December 22, 2008† (Incorporated by reference to Exhibit 10.28 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.26	Fannie Mae Stock Compensation Plan of 1993† (Incorporated by reference to Exhibit 10.26 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

10.27	2009 Amendment to Fannie Mae Stock Compensation Plans of 1993 and 2003† (Incorporated by reference to Exhibit 10.1 to Fannie Mae’s Quarterly Report on Form 10-Q, filed November 5, 2009.)

10.28	Fannie Mae Procedures for Deferral and Diversification of Awards, as amended effective December 10, 2007† (Incorporated by reference to Exhibit 10.30 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.29	Fannie Mae Supplemental Retirement Savings Plan, as amended through April 29, 2008† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 8, 2008.)

10.30	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective October 8, 2008† (Incorporated by reference to Exhibit 10.32 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.31	Amendment to Fannie Mae Supplemental Retirement Savings Plan, effective May 14, 2010† (Incorporated by reference to Exhibit 10.2 to Fannie Mae’s Quarterly Report on Form 10-Q, filed August 5, 2010.)

10.32	Form of Nonqualified Stock Option Grant Award Document† (Incorporated by reference to Exhibit 10.33 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.33	Form of Restricted Stock Award Document† (Incorporated by reference to Exhibit 10.33 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

10.34	Form of Restricted Stock Units Award Document adopted January 23, 2008† (Incorporated by reference to Exhibit 10.27 to Fannie Mae’s Annual Report on Form 10-K for the year ended
December 31, 2007, filed February 27, 2008.)

10.35	Form of Restricted Stock Units Award Document† (Incorporated by reference to Exhibit 10.35 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

10.36	Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of September 26, 2008, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed October 2, 2008.)

10.37	Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.21 to Fannie Mae’s Quarterly Report on Form 10-Q, filed May 8, 2009.)

Item	Description

10.38	Second Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of December 24, 2009, between the United States Department of the Treasury and Federal National Mortgage Association, acting through the Federal Housing Finance Agency as its duly appointed conservator (Incorporated by reference to Exhibit 4.1 to Fannie Mae’s Current Report on Form 8-K, filed December 30, 2009.)

10.39	Letters, dated September 1, 2005, setting forth an agreement between Fannie Mae and OFHEO (Incorporated by reference to Exhibit 10.39 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

10.40	Letter Agreement between Fannie Mae and Timothy J. Mayopoulos, dated March 9, 2009† (Incorporated by reference to Exhibit 10.44 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 26, 2010.)

10.41	Memorandum of Understanding among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed October 23, 2009.)

10.42	Omnibus Consent to HFA Initiative Program Modifications among the Department of Treasury, the Federal Housing Finance Agency, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation, dated November 23, 2011 (Incorporated by reference to Exhibit 10.42 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

12.1	Statement re: computation of ratio of earnings to fixed charges (Incorporated by reference to Exhibit 12.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends and issuance cost at redemption (Incorporated by reference to Exhibit 12.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) (Incorporated by reference to Exhibit 31.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) (Incorporated by reference to Exhibit 31.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

31.3	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) with respect to this Amendment No. 1 on Form 10-K/A

31.4	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) with respect to this Amendment No. 1 on Form 10-K/A

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Incorporated by reference to Exhibit 32.1 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Incorporated by reference to Exhibit 32.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

Item	Description

101. INS	XBRL Instance Document* (Incorporated by reference to Exhibit 101.INS to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

101. SCH	XBRL Taxonomy Extension Schema* (Incorporated by reference to Exhibit 101.SCH to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

101. DEF	XBRL Taxonomy Extension Definition* (Incorporated by reference to Exhibit 101.DEF to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

101. LAB	XBRL Taxonomy Extension Labels* (Incorporated by reference to Exhibit 101.LAB to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

101. PRE	XBRL Taxonomy Extension Presentation* (Incorporated by reference to Exhibit 101.PRE to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 29, 2012.)

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

†	This Exhibit is a management contract or compensatory plan or arrangement.