Form 10-Q
period 2012-03-31
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2012-05-09
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 0-50231

Federal National Mortgage Association

(Exact name of registrant as specified in its charter)

Fannie Mae

Federally chartered corporation	52-0883107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 Wisconsin Avenue, NW Washington, DC	20016 (Zip Code)
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

As of March 31, 2012, there were 1,158,069,699 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

ii

iii

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion	and Analysis of Financial Condition and Results of Operations

We have been under conservatorship, with the Federal Housing Finance Agency (“FHFA”) acting as conservator, since September 6, 2008. As conservator, FHFA succeeded to all rights, titles, powers and privileges of the company, and of any shareholder, officer or director of the company with respect to the company and its assets. The conservator has since delegated specified authorities to our Board of Directors and has delegated to management the authority to conduct our day-to-day operations. Our directors do not have any duties to any person or entity except to the conservator and, accordingly, are not obligated to consider the interests of the company, the holders of our equity or debt securities or the holders of Fannie Mae MBS unless specifically directed to do so by the conservator. We describe the rights and powers of the conservator, key provisions of our agreements with the U.S. Department of the Treasury (“Treasury”), and their impact on shareholders in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) in “Business—Conservatorship and Treasury Agreements.”

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our unaudited condensed consolidated financial statements and related notes and the more detailed information in our 2011 Form 10-K.

This report contains forward-looking statements that are based on management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this report. Our actual results may differ materially from those reflected in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Risk Factors” and elsewhere in this report and in “Risk Factors” in our 2011 Form 10-K.

You can find a “Glossary of Terms Used in This Report” in the “MD&A” of our 2011 Form 10-K.

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

EXECUTIVE SUMMARY

The actions we have been taking since 2009 to provide liquidity and support to the market, grow a strong new book of business and minimize losses on loans we acquired prior to 2009 are having a positive impact on our business and our performance:

•

Financial Results.    Despite ongoing weakness in the housing and mortgage markets, we experienced significant improvement in our financial results for the first quarter of 2012, as compared with the first quarter of 2011. As described under “Summary of Our Financial Performance for the First Quarter of 2012,” we generated positive net worth for the quarter and were not required to draw funds from Treasury for the quarter under the senior preferred stock purchase agreement. We expect our financial results for 2012 to be significantly better than our 2011 results.

•

Strong New Book of Business.    Single-family loans we have acquired since the beginning of 2009 constituted 56% of our single-family guaranty book of business as of March 31, 2012, while the single-family loans we acquired prior to 2009 shrank to 44% of our single-family book of business. We refer to the single-family loans we have acquired since the beginning of 2009 as our “new single-family book of business” and the single-family loans we acquired prior to 2009 as our “legacy book of business.” As described below in “Our Strong New Book of Business,” we expect that our new single-family book of business will be profitable over its lifetime.

•

Credit Performance.    Our single-family serious delinquency rate has steadily declined each quarter since the first quarter of 2010, and was 3.67% as of March 31, 2012, compared with 5.47% as of March 31, 2010. See “Credit Performance” below for additional information about the credit performance of the mortgage loans in our single-family guaranty book of business.

•

Reducing Credit Losses and Helping Homeowners.    We continued to execute on our strategies for reducing credit losses on our legacy book of business, which are described below under “Reducing Credit Losses on Our Legacy Book of Business.” As part of our strategy to reduce defaults, we provided nearly 78,000 workouts to help homeowners retain their homes or otherwise avoid foreclosure in the first quarter of 2012.

•

Providing Liquidity and Support to the Mortgage Market.    We continued to be a leading provider of liquidity to the mortgage market in the first quarter of 2012. As described below under “Providing Liquidity and Support to the Mortgage Market,” we remained the largest single issuer of mortgage-related securities in the secondary mortgage market in the first quarter of 2012 and remained a constant source of liquidity in the multifamily market.

•

Helping to Build a New Housing Finance System.    We also continued our work during the first quarter of 2012 to help build a new housing finance system, including pursuing the strategic goals identified by our conservator: build a new infrastructure for the secondary mortgage market; gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations; and maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. For more information on our strategic goals, see “Business—Executive Summary—Our Business Objectives and Strategy” in our 2011 Form 10-K and “Executive Compensation—Compensation Discussion and Analysis—2012 Executive Compensation Program—2012 Corporate Performance Objectives” in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K/A”).

Providing Liquidity and Support to the Mortgage Market

Our Liquidity and Support Activities

We provide liquidity and support to the U.S. mortgage market in a number of important ways:

•

We serve as a stable source of liquidity for purchases of homes and financing of multifamily rental housing, as well as for refinancing existing mortgages. We provided approximately $2.6 trillion in liquidity to the mortgage market from January 1, 2009 through March 31, 2012 through our purchases and guarantees of loans, which enabled borrowers to refinance 7.4 million mortgages and purchase 2.1 million homes, and provided financing for over 1.2 million units of multifamily housing.

•

We have strengthened our underwriting and eligibility standards to support sustainable homeownership. As a result, our new single-family book of business has a strong credit risk profile. Our support enables borrowers to have access to a variety of conforming mortgage products, including long-term, fixed-rate mortgages, such as the prepayable 30-year fixed-rate mortgage that protects homeowners from interest rate swings.

•

We helped over 1,000,000 homeowners retain their homes or otherwise avoid foreclosure from January 1, 2009 through March 31, 2012, which helped to support neighborhoods, home prices and the housing market. Moreover, borrowers’ ability to pay their modified loans has improved in recent periods as we have enhanced the structure of our modifications. One year after modification, 74% of the modifications we made in the first quarter of 2011 were current or paid off, compared with 65% of the modifications we made in the first quarter of 2010.

•

We helped borrowers refinance loans through our Refi Plus™ initiative, which includes loans refinanced under the Obama Administration’s Home Affordable Refinance Program (“HARP”). The Refi Plus initiative provides expanded refinance opportunities for eligible Fannie Mae borrowers. From April 1, 2009, the date we began accepting delivery of Refi Plus loans, through March 31, 2012, we have acquired approximately 2,000,000 loans refinanced under our Refi Plus initiative. Refinances delivered to us through Refi Plus in the first quarter of 2012 reduced borrowers’ monthly mortgage payments by an average of $191. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed rate mortgage, or to switch from an interest-only mortgage to a fully amortizing mortgage.

•

We support affordability in the multifamily rental market. Over 85% of the multifamily units we financed from 2009 through 2011 were affordable to families earning at or below the median income in their area.

•

In addition to purchasing and guaranteeing loans, we provide funds to the mortgage market through short-term financing and other activities. These activities are described in more detail in our 2011 Form 10-K in “Business—Business Segments—Capital Markets.”

2012 Acquisitions and Market Share

In the first quarter of 2012, we purchased or guaranteed approximately $221 billion in loans, measured by unpaid principal balance, which includes $14.2 billion in delinquent loans we purchased from our single-family MBS trusts. These activities enabled our lender customers to finance approximately 934,000 single-family conventional loans and loans for approximately 117,000 units in multifamily properties during the first quarter of 2012.

We remained the largest single issuer of mortgage-related securities in the secondary market during the first quarter of 2012, with an estimated market share of new single-family mortgage-related securities issuances of 51%. Our estimated market share of new single-family mortgage-related securities issuances was 54% in the fourth quarter of 2011 and 49% in the first quarter of 2011.

We remained a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 21% of the outstanding debt on multifamily properties as of December 31, 2011 (the latest date for which information was available).

Summary of Our Financial Performance for the First Quarter of 2012

We experienced a significant improvement in our financial results in the first quarter of 2012 compared with the first quarter of 2011, even though our results continued to be impacted by weakness in the housing and mortgage markets.

Total Comprehensive Income (Loss)

We recognized total comprehensive income of $3.1 billion in the first quarter of 2012, consisting of net income of $2.7 billion and other comprehensive income of $362 million. In comparison, we recognized a total comprehensive loss of $6.3 billion in the first quarter of 2011, consisting of a net loss of $6.5 billion and other comprehensive income of $181 million.

The significant improvement in our financial results in the first quarter of 2012 compared with the first quarter of 2011 was due to an $8.7 billion decrease in our credit-related expenses, primarily driven by: (1) a less significant decline in home prices as the housing market continued to stabilize; we estimate that home prices declined by

0.8% in the first quarter of 2012 compared with a 2.0% decline in the first quarter of 2011, which represented over half of the 2011 home price decline; (2) a 25% decline in our inventory of single-family real-estate owned (“REO”) properties compared with the first quarter of 2011 coupled with improved sales prices on dispositions of our REO properties resulting from strong demand in markets with limited REO supply; and (3) lower single-family serious delinquency rates, which declined to 3.67% as of the end of the first quarter of 2012 from 4.27% as of the end of the first quarter of 2011. We discuss below our expectations regarding our future credit-related expenses and loss reserves.

See “Consolidated Results of Operations” for more information on our results.

Net Worth

Our net worth of $268 million as of March 31, 2012 reflects our total comprehensive income of $3.1 billion largely offset by our payment to Treasury of $2.8 billion in senior preferred stock dividends during the first quarter of 2012.

In the first quarter of 2012, we received $4.6 billion in funds from Treasury to eliminate our net worth deficit as of December 31, 2011. As a result of our positive net worth as of March 31, 2012, we will not request a draw this quarter from Treasury under the senior preferred stock purchase agreement. The aggregate liquidation preference on the senior preferred stock remains at $117.1 billion, which requires an annualized dividend payment of $11.7 billion. The amount of this dividend payment exceeds our reported annual net income for every year since our inception. As of March 31, 2012, we have paid an aggregate of $22.6 billion to Treasury in dividends on the senior preferred stock.

Table 1 below displays our senior preferred stock dividend payments to Treasury and Treasury draws since entering conservatorship on September 6, 2008.

Table 1:    Treasury Draws and Dividend Payments

	2008	2009	2010	2011	2012 (first quarter)	Cumulative Total
	(Dollars in billions)
Treasury draws(1)(2)	$15.2	$60.0	$15.0	$25.9	$—	$116.1
Senior preferred stock dividends(3)	—	2.5	7.7	9.6	2.8	22.6

Treasury draws less senior preferred stock dividends	$15.2	$57.5	$7.3	$16.3	$(2.8)	$93.5

Cumulative percentage of senior preferred stock dividends to Treasury draws	0.2%	3.3%	11.3%	17.1%	19.5%	19.5%

(1)

Represents the total draws received from Treasury and / or being requested based on our quarterly net worth deficits for the periods presented. Draw requests are funded in the quarter following each quarterly net worth deficit.

(2)	Treasury draws do not include the initial $1.0 billion liquidation preference of the senior preferred stock, for which we did not receive any cash proceeds.

(3)	Represents total quarterly cash dividends paid to Treasury during the periods presented based on an annual rate of 10% per year on the aggregate liquidation preference of the senior preferred stock.

Total Loss Reserves

Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, decreased to $74.6 billion as of March 31, 2012 from $76.9 billion as of December 31, 2011. Our total loss reserve coverage to total nonperforming loans was 30% as of March 31, 2012, compared with 31% as of December 31, 2011.

Our Expectations Regarding Future Loss Reserves and Credit-Related Expenses

We expect the trends of stabilizing home prices and declining single-family serious delinquency rates to continue. As a result, we believe that our total loss reserves peaked as of December 31, 2011 and will not increase above $76.9 billion in the foreseeable future. We also believe that our credit-related expenses will be lower in 2012 than in 2011.

Although we expect these positive trends to continue, the amount of credit-related expenses we incur in future periods could vary significantly from period to period and may be affected by many different factors, such as those described below. Moreover, although we believe that our total loss reserves peaked as of December 31, 2011, we expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and will remain in our reserves until the loans are fully repaid or default.

Our expectations regarding our future credit-related expenses and loss reserves are based on our current expectations and assumptions about many factors that are subject to change. Factors that could result in higher credit-related expenses and loss reserves than we currently expect include: a drop in actual or expected home prices; an increase in our serious delinquency rate; an increase in interest rates; an increase in unemployment rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to accounting policies relating to our loss reserves; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loan; failures by our mortgage seller/servicers to fulfill their repurchase obligations to us; and many other factors, including those discussed in “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and in “Risk Factors” in both this report and in our 2011 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.

In addition, in April 2012, FHFA issued an Advisory Bulletin that could have an impact on the amount of our future credit-related expenses and loss reserves; however, we are still assessing the impact of the Advisory Bulletin. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for additional information.

Our Strong New Book of Business

Since 2009, we have seen the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. Given their strong credit risk profile and based on their performance so far, we expect that the single-family loans we have acquired since the beginning of 2009, in the aggregate, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime. Loans we have acquired since the beginning of 2009 comprised 56% of our single-family guaranty book of business as of March 31, 2012. Our 2005 through 2008 acquisitions are becoming a smaller percentage of our single-family guaranty book of business and, as shown in Table 2 below, have decreased to 29% of our single-family guaranty book of business as of March 31, 2012.

Our expectations regarding the ultimate performance of our loans are based on numerous expectations and assumptions, including those relating to expected changes in regional and national home prices, borrower behavior, public policy and other macroeconomic factors. If future conditions are more unfavorable than our expectations, the loans we acquired since the beginning of 2009 could become unprofitable. For example, home prices are a key factor affecting the profitability we expect. As home prices decline, the loan-to-value (“LTV”) ratios on our loans increase, and both the probability of default and the estimated severity of loss increase. If home prices decline significantly from March 2012 levels, the loans we acquired since the beginning of 2009 could become unprofitable. See “Outlook—Home Price Declines” for our current expectations regarding home price declines. Also see “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and “Risk Factors” in both this report and our 2011 Form 10-K for a discussion of factors that could cause our expectations regarding the performance of the loans in our new single-family book of business to change.

Table 2 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of March 31, 2012 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008.

Table 2:    Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of March 31, 2012
	% of Single-Family Conventional Guaranty Book of Business(1)	Current Estimated Mark-to-Market LTV Ratio(1)	Current Mark-to-Market LTV Ratio >100%(1)(2)	Serious Delinquency Rate(3)
Year of Acquisition:
New Single-Family Book of Business:
2012	7%	70%	4%	—
2011	18	71	5	0.09%
2010	16	73	7	0.36
2009	15	74	8	0.69

Total New Single-Family Book of Business	56	72	6	0.32
Legacy Book of Business:
2005-2008	29	105	48	9.25
2004 and prior	15	61	9	3.31

Total Single-Family Book of Business	100%	80%	19%	3.67%

(1)

Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of March 31, 2012.

(2)

The majority of loans in our new single-family book of business as of March 31, 2012 with mark-to-market LTV ratios over 100% were loans acquired under our Refi Plus initiative. See “Risk Management–Credit Risk Management–Single-Family Mortgage Credit Risk Management” for further information on Refi Plus.

(3)

The serious delinquency rate of loans acquired in 2012 is zero because they were originated so recently that most of them could not yet become seriously delinquent. The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the March 31, 2012 serious delinquency rates of loans in our legacy book of business.

The single-family loans that we acquired in the first quarter of 2012 had a weighted average FICO credit score at origination of 763 and an average original LTV ratio of 70%. Of the single-family loans we acquired in the first quarter of 2012, approximately 11% had an original LTV ratio greater than 90% and 1% had a FICO credit score at origination of less than 620. See Table 2 in our 2011 Form 10-K for information regarding the credit risk profile of the single-family conventional loans we acquired during specified previous periods.

Since 2009, our acquisitions have included a significant number of loans refinanced under our Refi Plustm initiative, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. Our acquisitions under Refi Plus include our acquisitions under HARP, which was established by the Administration to help borrowers who may otherwise be unable to refinance the mortgage loan on their primary residence due to a decline in home values. The approximately 239,000 loans we acquired under Refi Plus in the first quarter of 2012 constituted approximately 22% of our total single-family acquisitions for the period, measured by unpaid principal balance, compared with approximately 24% of total single-family acquisitions in all of 2011. Under

Refi Plus we acquire refinancings of performing Fannie Mae loans that, in some cases, have higher LTV ratios and/or lower FICO credit scores than we generally require. As a result, while it is too early to determine the ultimate performance of these Refi Plus loans, they may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect Refi Plus loans will perform better than the loans they replace because Refi Plus loans reduce the borrowers’ monthly payments or otherwise should provide more stability than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).

Whether the loans we acquire in the future will exhibit an overall credit profile similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers and the Federal Housing Administration (“FHA”), the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under HARP.

See “Business—Executive Summary—Our Strong New Book of Business and Expected Losses on our Legacy Book of Business—Building a Strong New Single-Family Book of Business” in our 2011 Form 10-K for a more detailed discussion of the changes in the credit profile of our single-family acquisitions. In addition, see “MD&A—Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” for more detail regarding the credit risk characteristics of our single-family guaranty book of business.

Reducing Credit Losses on Our Legacy Book of Business

To reduce the credit losses we ultimately incur on our legacy book of business, we have been focusing our efforts on the following strategies:

•	Helping underwater and other eligible Fannie Mae borrowers refinance to a more sustainable loan through our Refi Plus initiative;

•	Reducing defaults by offering borrowers solutions that enable them to keep their homes (“home retention solutions”);

•	Pursuing “foreclosure alternatives,” which help borrowers avoid foreclosure and reduce the severity of the losses we incur overall;

•	Efficiently managing timelines for home retention solutions, foreclosure alternatives, and foreclosures;

•	Improving servicing standards and servicers’ execution and consistency;

•	Managing our REO inventory to minimize costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders, servicers and providers of credit enhancement.

See “Business—Executive Summary—Reducing Credit Losses on our Legacy Book of Business” in our 2011 Form 10-K, as well as “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management” in both this report and our 2011 Form 10-K, for more information on the strategies and actions we are taking to minimize our credit losses.

Credit Performance

Table 3 presents information for each of the last five quarters about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to home retention solutions and foreclosure alternatives. The workout information in Table 3 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 3:    Credit Statistics, Single-Family Guaranty Book of Business(1)

	2012	2011
	Q1	Full Year	Q4	Q3	Q2	Q1
		(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	3.67%	3.91%	3.91%	4.00%	4.08%	4.27%
Seriously delinquent loan count	650,918	690,911	690,911	708,847	729,772	767,161
Nonperforming loans(3)	$243,981	$248,379	$248,379	$248,134	$245,848	$248,444
Foreclosed property inventory:
Number of properties	114,157	118,528	118,528	122,616	135,719	153,224
Carrying value	$9,721	$9,692	$9,692	$11,039	$12,480	$14,086
Combined loss reserves(4)	$69,633	$71,512	$71,512	$70,741	$68,887	$66,240
Total loss reserves(5)	$73,119	$75,264	$75,264	$73,973	$73,116	$70,466
During the period:
Foreclosed property (number of properties):
Acquisitions(6)	47,700	199,696	47,256	45,194	53,697	53,549
Dispositions	(52,071)	(243,657)	(51,344)	(58,297)	(71,202)	(62,814)
Credit-related expenses(7)	$2,385	$27,218	$5,397	$4,782	$5,933	$11,106
Credit losses(8)	$4,955	$18,346	$4,548	$4,384	$3,810	$5,604
Loan workout activity (number of loans):
Home retention loan workouts(9)	55,535	248,658	60,453	68,227	59,019	60,959
Short sales and deeds-in-lieu of foreclosure	22,213	79,833	22,231	19,306	21,176	17,120

Total loan workouts	77,748	328,491	82,684	87,533	80,195	78,079

Loan workouts as a percentage of delinquent loans in our guaranty book of business(10)	28.85%	27.05%	27.24%	28.39%	25.71%	25.01%

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

(3)

Represents the total amount of nonperforming loans including troubled debt restructurings. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is two months or more past due.

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

(5)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(6)	Includes acquisitions through deeds-in-lieu of foreclosure.

(7)	Consists of (a) the provision (benefit) for credit losses and (b) foreclosed property expense (income).

(8)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)

Consists of (a) modifications, which do not include trial modifications or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 37: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management–Single-Family Mortgage Credit Risk Management–Problem Loan Management–Loan Workout Metrics” for additional information on our various types of loan workouts.

(10)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.

Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans are now 56% of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent.

Although our single-family serious delinquency rate has decreased significantly since the first quarter of 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent has been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. As described in “Business—Executive Summary—Reducing Credit Losses on Our Legacy Book of Business—Managing Timelines for Workouts and Foreclosures” in our 2011 Form 10-K, high levels of foreclosures, continuing issues in the servicer foreclosure process and changing legislative, regulatory and judicial requirements have lengthened the time it takes to foreclose on a mortgage loan in many states. We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, the volume of loan modifications, and the extent to which borrowers with modified loans continue to make timely payments. We expect the number of our single-family loans that are seriously delinquent to remain well above pre-2008 levels for years. In addition, given the large anticipated supply of single-family homes in the market, we anticipate that it will take a significant amount of time before our REO inventory is reduced to pre-2008 levels.

We provide additional information on our credit-related expenses in “Consolidated Results of Operations—Credit-Related Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”

Housing and Mortgage Market and Economic Conditions

Economic growth slowed in the first quarter of 2012 compared with the fourth quarter of 2011. The inflation-adjusted U.S. gross domestic product, or GDP, rose by 2.2% on an annualized basis in the first quarter of 2012, according to the Bureau of Economic Analysis advance estimate, compared with an increase of 3.0% in the fourth quarter of 2011. The overall economy gained an estimated 688,000 jobs in the first quarter. According to the U.S. Bureau of Labor Statistics, over the past 12 months ending in March 2012, the economy created 2.0 million non-farm jobs. The unemployment rate was 8.2% in March 2012, compared with 8.5% in December 2011. We expect that housing will start to recover if the employment market continues to improve.

Housing activity showed some improvement during the first quarter of 2012. Total existing home sales averaged 4.6 million units annualized in the first quarter of 2012, a 4.7% increase from the fourth quarter of 2011, according to data available through March 2012 from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 29% of existing home sales in March 2012, compared with 32% in December 2011 and 40% in March 2011. New single-family home sales strengthened during the quarter, averaging an annualized rate of 337,000 units, a 3.7% increase from the prior quarter.

The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained historically high at 7.7% as of December 31, 2011, according to the Mortgage Bankers Association National Delinquency Survey. According to the National Association of REALTORS® April 2012 Existing Home Sales Report, the months’ supply of existing unsold homes was 6.3 months as of March 31, 2012, compared with 6.4 months as of December 31, 2011 and 8.5 months as of March 31, 2011. Properties that are vacant and held off the market, combined with a portion of properties backing seriously delinquent mortgages not currently listed for sale, represent a significant shadow inventory putting downward pressure on home prices.

We estimate that home prices on a national basis declined by 0.8% in the first quarter of 2012 and have declined by 23.9% from their peak in the third quarter of 2006. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices over the past several years has left many homeowners with “negative equity” in their homes, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will walk away from their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, approximately 11 million, or 23%, of all residential properties with mortgages were in a negative equity position in the fourth quarter of 2011. This potential supply also weighs on the supply/demand balance putting downward pressure on both home prices and rents. See “Risk Factors” in our 2011 Form 10-K for a description of risks to our business associated with the weak economy and housing market.

During the first quarter of 2012, the multifamily sector remained fairly stable and continued to benefit from ongoing rental demand, positive job growth and limited new apartment supply. Preliminary third-party data for the first quarter of 2012 indicates that the national multifamily vacancy rate for institutional investment-type apartment properties decreased to an estimated 6.0% as of March 31, 2012, compared to an estimated 6.3% as of December 31, 2011 and an estimated 7.0% as of March 31, 2011. In addition, asking rents increased in the first quarter of 2012 by an estimated 1% on a national basis. As indicated by data from Axiometrics, multifamily concession rates, the rental discount rate as a percentage of asking rents, declined during the first quarter to -2.7% as of March 2012, after having increased slightly during fourth quarter of 2011 to end the year at -3.5%. The increase in rental demand is also reflected in an estimated positive net absorption, or increase in the number of occupied rental units after deducting new supply added during the period, of more than 36,000 units during the first quarter, according to preliminary data from Reis, Inc.

Outlook

Overall Market Conditions.    We expect weakness in the housing and mortgage markets to continue in 2012. The high level of delinquent mortgage loans will ultimately result in high levels of foreclosures, which is likely to add to the excess housing inventory.

We expect that single-family default and severity rates will remain high in 2012, but will be lower than in 2011. Despite signs of multifamily sector improvement at the national level, we expect multifamily foreclosures in 2012 to remain generally commensurate with 2011 levels as certain local markets and properties continue to exhibit weak fundamentals. Conditions may worsen if the unemployment rate increases on either a national or regional basis.

We expect that changes to HARP announced in October 2011 will result in our acquisition of more refinancings in 2012 than we would have acquired in the absence of the changes; however, we expect fewer refinancings overall in 2012 than in 2011. For a description of the changes to HARP announced in October 2011, see “Business—Making Home Affordable Program—Changes to the Home Affordable Refinance Program” in our 2011 Form 10-K. Our loan acquisitions also have been negatively affected by the decrease in the maximum size of loans we may acquire in specified high-cost areas from $729,750 to $625,500, which went into effect in the fourth quarter of 2011. As a result of these factors, we expect our loan acquisitions for 2012 will be lower than in 2011.

We estimate that total originations in the U.S. single-family mortgage market in 2012 will decrease from 2011 levels by approximately 8%, from an estimated $1.36 trillion to an estimated $1.26 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $900 billion to approximately $800 billion. Refinancings comprised approximately 83% of our single-family business volume in the first quarter of 2012, compared with approximately 76% for all of 2011.

Home Price Declines.    We estimate that U.S. home prices have declined by 23.9% from their peak in the third quarter of 2006. While the rate of decline in home prices has moderated in recent quarters, we expect that home prices on a national basis will decline further before stabilizing in 2013. We currently expect a peak-to-trough home price decline on a national basis ranging from 24% to 30%, but believe that it would take the occurrence of an additional adverse economic event to reach the high end of the range. Future home price changes may be very different from our estimates as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, mortgage finance programs and policies, and housing finance reform; the management of the Federal Reserve’s MBS holdings; and the impact of those actions on home prices, unemployment and the general economic and interest rate environment. Because of these uncertainties, the actual home price decline we experience may differ significantly from these estimates. We also expect significant regional variation in home price declines and stabilization.

Our estimates of home price declines are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable declines. Our 24% to 30% peak-to-trough home price decline estimate corresponds to an approximate 34% to 41% peak-to-trough decline using the S&P/Case-Shiller index method. Our estimates differ from the S&P/Case-Shiller index in two principal ways: (1) our estimates weight expectations by number of properties, whereas the S&P/Case-Shiller index weights expectations based on property value, causing home price changes on higher priced homes to have a greater effect on the overall result; and (2) the S&P/Case-Shiller index includes sales of foreclosed homes while our estimates attempt to exclude foreclosed home sales, because we believe that differing maintenance practices and the forced nature of the sales make foreclosed home prices less representative of market values. We believe, however, that the impact of sales of foreclosed homes is indirectly reflected in our estimates as a result of their impact on the pricing of non-distressed sales. We estimate S&P/Case-Shiller comparison numbers by adjusting our internal home price estimates to compensate for the differences between our method and the S&P/Case-Shiller index method. In addition to these differences, our estimates are based on our own internally available data combined with publicly available data, and are therefore based on data collected nationwide, whereas the S&P/Case-Shiller index is based on publicly available data, which may be limited in certain geographic areas of the country. Our comparative calculations to the S&P/Case-Shiller index provided above are not adjusted to compensate for this data pool difference.

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

We expect that our credit-related expenses will remain high in 2012 but that, overall, our credit-related expenses will be lower in 2012 than in 2011. In addition, we expect our credit losses to remain high in 2012. To the extent delays in foreclosures continue in 2012, our realization of some credit losses will be delayed. We further describe our outlook for credit-related expenses in “Summary of Our Financial Performance for the First Quarter of 2012—Our Expectations Regarding Future Loss Reserves and Credit-Related Expenses.”

Uncertainty Regarding our Future Status and Long-Term Financial Sustainability.    There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses and credit losses to vary significantly from our current expectations. Although Treasury’s funds under the senior preferred stock purchase agreement permit us to remain solvent and avoid receivership, the resulting dividend payments are substantial. We expect to request additional draws under the senior preferred stock purchase agreement in future periods, which will further increase the dividends we owe to Treasury on the senior preferred stock. We expect that, over time, our dividend obligation to Treasury will increasingly drive our future draws under the senior preferred stock purchase agreement. Although we may experience period-to-period volatility in earnings and comprehensive income, we do not expect to generate net income or comprehensive income in excess of our annual dividend obligation to Treasury over the long term. As a result of these factors, there is significant uncertainty about our long-term financial sustainability.

In addition, there is significant uncertainty regarding the future of our company, including how long the company will continue to be in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. We expect this uncertainty to continue. In February 2011, Treasury and the Department of Housing and Urban Development (“HUD”) released a report to Congress on reforming America’s housing finance market. The report states that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In February 2012, Treasury Secretary Geithner stated that the Administration intended to release new details in the spring of 2012 around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012.

We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding long-term reform of the GSEs. See “Legislative and Regulatory Developments” in this report and “Business—Legislative and Regulatory Developments” in our 2011 Form 10-K for discussions of recent legislative reform of the financial services industry and proposals for GSE reform that could affect our business. See “Risk Factors” in our 2011 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company.

Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations.    We present a number of estimates and expectations in this executive summary, including estimates and expectations regarding our future financial results, the profitability of single-family loans we have acquired, our single-family credit losses, our loss reserves and credit-related expenses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Our future estimates of our performance, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic variables; government policy; the length of time it takes to complete foreclosures; changes in generally accepted accounting principles (“GAAP”); credit availability; borrower behavior; the volume of loans we modify; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations to us; changes in the fair value of our assets and liabilities; impairments of our assets; and many other factors, including those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report, and in “Risk Factors” in our 2011 Form 10-K. For example, if the economy were to enter a deep recession, we would expect actual outcomes to differ substantially from our current expectations.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Legislative and Regulatory Developments” and “Business—Our Charter and Regulation of Our Activities” in our 2011 Form 10-K.

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

In February 2012, Treasury Secretary Geithner stated that the Administration intended to release new details in the spring of 2012 around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012.

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

In sum, there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. See “Risk Factors” in our 2011 Form 10-K for a discussion of the risks to our business relating to the uncertain future of our company. Also see “Risk Factors” in this report for a discussion of how the uncertain future of our company may adversely affect our ability to retain and recruit well-qualified employees, including senior management.

Compensation

In April 2012, the Stop Trading on Congressional Knowledge Act (the “STOCK Act”) was enacted, which includes a provision that prohibits senior executives at Fannie Mae and Freddie Mac from receiving bonuses during any period of conservatorship on or after the date of enactment of the law. Congress has also considered other legislation that would alter the compensation for Fannie Mae and Freddie Mac employees. In 2011, the House Financial Services Committee passed a bill that would place all Fannie Mae and Freddie Mac employees on a pay scale similar to that provided for federal government employees. Additional legislative proposals related to compensation for Fannie Mae and Freddie Mac employees may be considered by Congress in 2012.

If legislation is adopted that results in a significant reduction in compensation to our employees, it could cause a substantial number of our most skilled and experienced employees to leave and significantly impede our ability to retain and attract employees in a competitive marketplace, as we discuss in “Risk Factors.”

Enhanced Supervision and Prudential Standards under the Dodd-Frank Act

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

On April 11, 2012, the FSOC published a final rule and interpretive guidance describing the manner in which it intends to apply the statutory standards and procedures for determining whether a nonbank financial company will be subject to supervision by, and the prudential standards of, the Federal Reserve Board. The rule outlines the evaluation process that the FSOC intends to use in making these determinations. In making its determinations, factors the FSOC may consider include: company size, leverage, interconnectedness, liquidity risk, maturity mismatch, importance to the economic system, and the extent to which a company is already regulated.

Depending on the scope and final form of the Federal Reserve’s enhanced standards, and the extent to which they apply to us if we are designated by the FSOC as a systemically important nonbank financial company, or to our customers and other counterparties, their adoption and application could increase our costs, pose operational challenges and adversely affect demand for our debt and Fannie Mae MBS.

FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans

On April 9, 2012, FHFA issued an Advisory Bulletin, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention,” which was effective upon issuance and is applicable to Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The Advisory Bulletin establishes guidelines for adverse classification and identification of specified assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000.

Among other requirements, the Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell, as “loss” when the loan is no more than 180 days delinquent, except in certain specified circumstances (such as properly secured loans with an LTV ratio equal to or less than 60%), and charge off the portion of the loan classified as “loss.” The Advisory Bulletin also specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loss reserves or as a reduction in our foreclosed property expenses.

The accounting methods outlined in FHFA’s Advisory Bulletin are different from our current methods of accounting for single-family loans that are 180 days or more delinquent. As described in “Risk Factors,” we believe that implementation of these changes in our accounting methods present significant operational challenges for us. We have not yet determined when we will implement the accounting changes specified in the Advisory Bulletin. We are currently assessing the impact of implementing these accounting changes on our future financial results.

For additional information on legislative and regulatory matters affecting us, refer to “Business—Legislative and Regulatory Developments” and “Business—Our Charter and Regulation of Our Activities” in our 2011 Form 10-K. Also see “Risk Factors” in this report and our 2011 Form 10-K for a discussion of risks relating to our business relating to legislative and regulatory matters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” of this report and in our 2011 Form 10-K.

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

See “MD&A—Critical Accounting Policies and Estimates” in our 2011 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We provide below information about our Level 3 assets and liabilities as of March 31, 2012 as compared with December 31, 2011.

Fair Value Measurement

The use of fair value to measure our assets and liabilities is fundamental to our financial statements and is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 12, Fair Value.”

Fair Value Hierarchy—Level 3 Assets and Liabilities

The assets and liabilities that we have classified as Level 3 consist primarily of financial instruments for which there is limited market activity and therefore little or no price transparency. As a result, the valuation techniques that we use to estimate the fair value of Level 3 instruments involve significant unobservable inputs, which generally are more subjective and involve a high degree of management judgment and assumptions. Our Level 3 assets and liabilities consist of certain mortgage-backed securities and residual interests, certain mortgage loans, certain acquired property, certain long-term debt arrangements and certain highly structured, complex derivative instruments.

Table 4 presents a comparison of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis (“recurring assets”) that were classified as Level 3 as of March 31, 2012 and December 31, 2011. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 4:    Level 3 Recurring Financial Assets at Fair Value

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Trading securities	$2,756	$4,238
Available-for-sale securities	27,853	29,492
Mortgage loans	2,271	2,319
Other assets	203	238

Level 3 recurring assets	$33,083	$36,287

Total assets	$3,209,940	$3,211,484
Total recurring assets measured at fair value	$157,492	$156,552
Level 3 recurring assets as a percentage of total assets	1%	1%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	21%	23%
Total recurring assets measured at fair value as a percentage of total assets	5%	5%

Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include mortgage loans and acquired property. The fair value of Level 3 nonrecurring assets totaled $28.5 billion as of March 31, 2012 and $69.0 billion for the year ended December 31, 2011.

Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.3 billion as of March 31, 2012 and $1.2 billion as of December 31, 2011, and other liabilities with a fair value of $159 million as of March 31, 2012 and $173 million as of December 31, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

The section below provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 5 displays our condensed consolidated results of operations for the periods indicated.

Table 5:    Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended March 31,
	2012	2011	Variance
	(Dollars in millions)
Net interest income	$5,197	$4,960	$237
Fee and other income	375	237	138

Net revenues	$5,572	$5,197	$375

Investment gains, net	116	75	41
Net other-than-temporary impairments	(64)	(44)	(20)
Fair value gains, net	283	289	(6)
Administrative expenses	(564)	(605)	41
Credit-related expenses
Provision for credit losses	(2,000)	(10,554)	8,554
Foreclosed property expense	(339)	(488)	149

Total credit-related expenses	(2,339)	(11,042)	8,703
Other non-interest expenses(1)	(286)	(339)	53

Income (loss) before federal income taxes	2,718	(6,469)	9,187
Provision for federal income taxes	—	(2)	2

Net income (loss)	2,718	(6,471)	9,189
Less: Net loss attributable to the noncontrolling interest	1	—	1

Net income (loss) attributable to Fannie Mae	$2,719	$(6,471)	$9,190

Total comprehensive income (loss) attributable to Fannie Mae	$3,081	$(6,290)	$9,371

(1)	Consists of debt extinguishment (losses) gains, net and other expenses.

Net Interest Income

Table 6 displays an analysis of our net interest income, average balances, and related yields earned on assets and incurred on liabilities for the periods indicated. For most components of the average balances, we use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Table 7 displays the change in our net interest income between periods and the extent to which that variance is attributable to: (1) changes in the volume of our interest-earning assets and interest-bearing liabilities or (2) changes in the interest rates of these assets and liabilities.

Table 6:    Analysis of Net Interest Income and Yield

	For the Three Months Ended March 31,
	2012			2011
		Interest	Average		Interest	Average
	Average Balance	Income/ Expense	Rates Earned/Paid	Average Balance	Income/ Expense	Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$378,344	$3,569	3.77%	$405,820	$3,725	3.67%
Mortgage loans of consolidated trusts	2,600,221	29,001	4.46	2,598,508	31,865	4.91

Total mortgage loans	2,978,565	32,570	4.37	3,004,328	35,590	4.74
Mortgage-related securities	288,449	3,458	4.80	334,057	4,245	5.08
Elimination of Fannie Mae MBS held in portfolio	(186,214)	(2,305)	4.95	(214,370)	(2,793)	5.21

Total mortgage-related securities, net	102,235	1,153	4.51	119,687	1,452	4.85
Non-mortgage securities(1)	68,936	23	0.13	79,719	45	0.23
Federal funds sold and securities purchased under agreements to resell or similar arrangements	37,485	13	0.14	13,743	7	0.20
Advances to lenders	5,050	25	1.96	4,089	21	2.05

Total interest-earning assets	$3,192,271	$33,784	4.23%	$3,221,566	$37,115	4.61%

Interest-bearing liabilities:
Short-term debt(2)	$133,307	$41	0.12%	$138,848	$104	0.30%
Long-term debt	578,155	3,185	2.20	631,917	4,196	2.66

Total short-term and long-term funding debt	711,462	3,226	1.81	770,765	4,300	2.23
Debt securities of consolidated trusts	2,666,552	27,666	4.15	2,652,024	30,648	4.62
Elimination of Fannie Mae MBS held in portfolio	(186,214)	(2,305)	4.95	(214,370)	(2,793)	5.21

Total debt securities of consolidated trusts held by third parties	2,480,338	25,361	4.09	2,437,654	27,855	4.57

Total interest-bearing liabilities	$3,191,800	$28,587	3.58%	$3,208,419	$32,155	4.01%

Impact of net non-interest bearing funding	$471		0.00%	$13,147		0.02%

Net interest income/net interest yield		$5,197	0.65%		$4,960	0.62%

Net interest income/net interest yield of consolidated trusts(3)		$1,335	0.21%		$1,217	0.19%

	As of March 31,
Selected benchmark interest rates(4)	2012	2011
3-month LIBOR	0.47%	0.30%
2-year swap rate	0.58	1.00
5-year swap rate	1.27	2.47
30-year Fannie Mae MBS par coupon rate	3.06	4.30

(1)	Includes cash equivalents.

(2)	Includes federal funds purchased and securities sold under agreements to repurchase.

(3)

Net interest income of consolidated trusts represents interest income from mortgage loans of consolidated trusts less interest expense from debt securities of consolidated trusts. Net interest yield is calculated based on net interest income from consolidated trusts divided by average balance of mortgage loans of consolidated trusts.

(4)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.

Table 7:    Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended March 31, 2012 vs. 2011
	Total Variance	Variance Due to:(1)
		Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(156)	$(257)	$101
Mortgage loans of consolidated trusts	(2,864)	21	(2,885)

Total mortgage loans	(3,020)	(236)	(2,784)
Mortgage-related securities	(787)	(556)	(231)
Elimination of Fannie Mae MBS held in portfolio	488	354	134

Total mortgage-related securities, net	(299)	(202)	(97)
Non-mortgage securities(2)	(22)	(5)	(17)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	6	9	(3)
Advances to lenders	4	5	(1)

Total interest income	(3,331)	(429)	(2,902)

Interest expense:
Short-term debt(3)	(63)	(4)	(59)
Long-term debt	(1,011)	(337)	(674)

Total short-term and long-term funding debt	(1,074)	(341)	(733)
Debt securities of consolidated trusts	(2,982)	167	(3,149)
Elimination of Fannie Mae MBS held in portfolio	488	354	134

Total debt securities of consolidated trusts held by third parties	(2,494)	521	(3,015)

Total interest expense	(3,568)	180	(3,748)

Net interest income	$237	$(609)	$846

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.

Net interest income increased in the first quarter of 2012, as compared with the first quarter of 2011, primarily due to lower interest expense on debt, which was partially offset by lower interest income on loans and securities. The primary drivers of these changes were:

•	lower interest expense on funding debt due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt;

•	lower interest income on mortgage securities due to lower interest rates and a decrease in the balance of our mortgage securities, as we continue to manage our portfolio requirements; and

•

lower interest income on mortgage loans we hold in our portfolio due to a decrease in average balance and new business acquisitions which continued to replace higher-yielding loans with loans issued at lower mortgage rates. The reduction in interest income was partially offset by a reduction in the amount of interest income not recognized for nonaccrual mortgage loans, due to a decline in the balance of nonaccrual loans in our condensed consolidated balance sheets as we continue to complete a high number of loan modifications and foreclosures.

Additionally, our net interest income and net interest yield were higher than they would have otherwise been in the first quarter of 2012 and 2011 because our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement. Further, dividends paid to Treasury are not recognized as interest expense.

Table 8 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield on total interest earning assets for the periods indicated.

Table 8:    Impact of Nonaccrual Loans on Net Interest Income

	For the Three Months Ended March 31,
	2012			2011
	Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(982)			$(1,362)
Mortgage loans of consolidated trusts	(180)			(258)

Total mortgage loans	$(1,162)	(15	)bp	$(1,620)	(20	)bp

(1)	Amount includes cash received for loans on nonaccrual status.

(2)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.

For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”

Fair Value Gains, Net

Table 9 displays the components of our fair value gains and losses.

Table 9:    Fair Value Gains, Net

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Risk management derivatives fair value gains (losses) attributable to:
Net contractual interest expense accruals on interest rate swaps	$(374)	$(635)
Net change in fair value during the period	553	751

Total risk management derivatives fair value gains, net	179	116
Mortgage commitment derivatives fair value (losses) gains, net	(205)	23

Total derivatives fair value (losses) gains, net	(26)	139

Trading securities gains, net	284	225
Other, net(1)	25	(75)

Fair value gains, net	$283	$289

	2012	2011
5-year swap rate:
As of January 1	1.22%	2.18%
As of March 31	1.27	2.47

(1)	Consists of debt fair value gains (losses), net, debt foreign exchange gains (losses), net, and mortgage loans fair value gains (losses), net.

We can expect high levels of period-to-period volatility in our results of operations and financial condition due to changes in market conditions that result in periodic fluctuations in the estimated fair value of financial instruments that we mark to market through our earnings. These instruments include trading securities and derivatives. The estimated fair value of our trading securities and derivatives may fluctuate substantially from period to period because of changes in interest rates, credit spreads and interest rate volatility, as well as activity related to these financial instruments. While the estimated fair value of our derivatives may fluctuate, some of the financial instruments that the derivatives hedge are not recorded at fair value in our condensed consolidated financial statements.

Risk Management Derivatives Fair Value Gains, Net

Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We recorded risk management derivative fair value gains in the first quarter of 2012 and 2011 primarily as a result of an increase in the fair value of our pay-fixed derivatives due to an increase in swap rates. The gains in the first quarter of 2011 were partially offset by fair value losses due to time decay on our purchased options.

We present, by derivative instrument type, the fair value gains and losses on our derivatives for the three months ended March 31, 2012 and 2011 in “Note 9, Derivative Instruments.”

Mortgage Commitment Derivatives Fair Value (Losses) Gains, Net

We recognized fair value losses on our mortgage commitments in the first quarter of 2012 primarily due to losses on commitments to sell mortgage-related securities as a result of an increase in prices as interest rates decreased during the commitment period. We recognized fair value gains on our mortgage commitments in the first quarter of 2011 primarily due to gains on commitments to sell mortgage-related securities as a result of a decrease in prices as interest rates increased during the commitment period.

Trading Securities Gains, Net

The gains from our trading securities in the first quarter of 2012 and 2011 were primarily driven by the narrowing of credit spreads on commercial mortgage-backed securities (“CMBS”).

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

Table 10 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. As of March 31, 2012, we estimate that nearly two-thirds of this amount represents credit losses we expect to realize in the future and over one-third will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”

Table 10:    Total Loss Reserves

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Allowance for loan losses	$70,109	$72,156
Reserve for guaranty losses(1)	997	994

Combined loss reserves	71,106	73,150
Allowance for accrued interest receivable	2,223	2,496
Allowance for preforeclosure property taxes and insurance receivable(2)	1,282	1,292

Total loss reserves	74,611	76,938
Fair value losses previously recognized on acquired credit impaired loans(3)	15,609	16,273

Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$90,220	$93,211

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of previously unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.

The following table displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the three months ended March 31, 2012 and 2011.

Table 11:    Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended March 31,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses(1):
Beginning balance	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556
Provision for loan losses	1,383	597	1,980	7,159	3,428	10,587
Charge-offs(2)(3)	(4,533)	(263)	(4,796)	(5,705)	(448)	(6,153)
Recoveries	421	65	486	530	952	1,482
Transfers(4)	2,201	(2,201)	—	3,207	(3,207)	—
Other(5)	220	63	283	(13)	98	85

Ending balance(6)	$57,001	$13,108	$70,109	$53,708	$13,849	$67,557

Reserve for guaranty losses:
Beginning balance	$994	$—	$994	$323	$—	$323
Provision (benefit) for guaranty losses	20	—	20	(33)	—	(33)
Charge-offs	(51)	—	(51)	(35)	—	(35)
Recoveries	34	—	34	2	—	2

Ending balance	$997	$—	$997	$257	$—	$257

Combined loss reserves(1):
Beginning balance	$58,303	$14,847	$73,150	$48,853	$13,026	$61,879
Total provision for credit losses	1,403	597	2,000	7,126	3,428	10,554
Charge-offs(2)(3)	(4,584)	(263)	(4,847)	(5,740)	(448)	(6,188)
Recoveries	455	65	520	532	952	1,484
Transfers(4)	2,201	(2,201)	—	3,207	(3,207)	—
Other(5)	220	63	283	(13)	98	85

Ending balance(6)	$57,998	$13,108	$71,106	$53,965	$13,849	$67,814

	As of
	March 31, 2012	December 31, 2011
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family	$69,633	$71,512
Multifamily	1,473	1,638

Total	$71,106	$73,150

Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family	2.44%	2.52%
Multifamily	0.75	0.84
Combined loss reserves as a percentage of:
Total guaranty book of business	2.33%	2.41%
Recorded investment in nonperforming loans	28.79	29.03

(1)	Includes an out-of-period adjustment of $548 million to increase the provision for loan losses for the three months ended March 31, 2012.

(2)	Includes accrued interest of $273 million and $386 million for the three months ended March 31, 2012 and 2011, respectively.

(3)

While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Accordingly, charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(4)	Includes transfers from trusts for delinquent loan purchases.

(5)

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

(6)	Includes $353 million and $412 million as of March 31, 2012 and 2011, respectively, for acquired credit-impaired loans.

Our provision for credit losses continues to be a key driver of our results for each period presented. The amount of our provision for credit losses varies from period to period based on changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties. See “Risk Management— Credit Risk Management—Institutional Counterparty Credit Risk Management” for information on mortgage insurers and outstanding mortgage seller/servicer repurchase obligations. In addition, our provision for credit losses and our loss reserves can be impacted by updates to our allowance for loan loss models that we use to estimate our loss reserves.

In April 2012, FHFA issued an Advisory Bulletin that could have an impact on our provision for credit losses in the future; however, we are still assessing the impact of the Advisory Bulletin. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for additional information.

Our provision for credit losses significantly decreased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to: (1) a less significant decline in home prices as the housing market continued to stabilize; we estimate that home prices declined by 0.8% in the first quarter of 2012 compared with a 2.0% decline in the first quarter of 2011, which represented over half of the 2011 home price decline; (2) improved sales prices on dispositions of our REO inventory resulting from strong demand in markets with limited REO supply; and (3) lower single-family serious delinquency rates, which declined to 3.67% as of the end of the first quarter of 2012 from 4.27% as of the end of the first quarter of 2011. We discuss our expectations regarding our future credit-related expenses and loss reserves in “Executive Summary—Summary of Our Financial Performance for the First Quarter of 2012—Our Expectations Regarding Future Loss Reserves and Credit-Related Expenses.”

We continue to experience high volumes of loan modifications involving concessions to borrowers, which are considered troubled debt restructurings (“TDRs”). Individual impairment for a TDR is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. The allowance calculated for an individually impaired loan has generally been greater than the allowance that would be calculated under the collective reserve.

Nonperforming Loans

Our balance of nonperforming single-family loans remained high as of March 31, 2012 due to both high levels of delinquencies and an increase in TDRs. When a TDR occurs, the loan may return to a current status, but it will continue to be classified as a nonperforming loan as the loan is not performing in accordance with its original terms. Table 12 displays the composition of our nonperforming loans, which includes our single-family and multifamily held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”

Table 12:    Nonperforming Single-Family and Multifamily Loans

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$131,764	$142,998
Troubled debt restructurings on accrual status(1)	115,069	108,797

Total on-balance sheet nonperforming loans	246,833	251,795

Off-balance sheet nonperforming loans in unconsolidated
Fannie Mae MBS trusts(2)	149	154

Total nonperforming loans	246,982	251,949
Allowance for loan losses and allowance for accrued interest receivable related to individually impaired on-balance sheet nonperforming loans	(47,720)	(47,711)

Total nonperforming loans, net of allowance	$199,262	$204,238

Accruing on-balance sheet loans past due 90 days or more(3)	$757	$768

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$2,300	$2,827
Interest income recognized for the period(5)	1,433	1,388

(1)	Includes HomeSaver Advance first-lien loans on accrual status.

(2)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

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

Foreclosed Property Expense

Foreclosed property expense decreased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to improved sales prices on dispositions of our REO properties resulting from strong demand in markets with limited REO supply, and a 25% decline in our inventory of single-family REO properties. We had fewer REO properties in the first quarter of 2012 compared with the first quarter of 2011, primarily driven by delays in the foreclosure process, which resulted in lower foreclosed property expense.

Credit Loss Performance Metrics

Our credit-related expenses should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonperforming loans in our mortgage portfolio, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods.

Table 13 displays the components of our credit loss performance metrics as well as our average single-family and multifamily default rate and initial charge-off severity rate.

Table 13:    Credit Loss Performance Metrics

	For the Three Months Ended March 31,
	2012			2011
	Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$4,327	56.8	bp	$4,704	61.2	bp
Foreclosed property expense	339	4.5		488	6.4

Credit losses including the effect of fair value losses on acquired credit-impaired loans	4,666	61.3		5,192	67.6
Plus: Impact of acquired credit-impaired loans on charge-offs, foreclosed property expense(2)	425	5.6		494	6.5

Credit losses and credit loss ratio	$5,091	66.9	bp	$5,686	74.1	bp

Credit losses attributable to:
Single-family	$4,955			$5,604
Multifamily	136			82

Total	$5,091			$5,686

Single-family default rate		0.41%			0.44%
Single-family initial charge-off severity rate(3)		33.43%			35.93%
Average multifamily default rate		0.15%			0.12%
Average multifamily initial charge-off severity rate(3)		43.95%			36.85%

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit impaired loans.

(3)

Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from short sales.

Credit losses decreased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to: (1) improved sales prices on dispositions of our REO property; and (2) lower REO acquisitions primarily due to delays in the foreclosure process.

Our 2009 through first quarter of 2012 vintages accounted for approximately 3% of our single-family credit losses for the first quarter of 2012. Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines. We provide more detailed credit performance information, including serious delinquency rates by geographic region and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”

Regulatory Hypothetical Stress Test Scenario

Under a September 2005 agreement with FHFA’s predecessor, the Office of Federal Housing Enterprise Oversight, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-

family home prices for the entire United States followed by a return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.

Table 14 displays the credit loss sensitivities as of the dates indicated for first-lien single-family whole loans we own or that back Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.

Table 14:    Single-Family Credit Loss Sensitivity(1)

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Gross single-family credit loss sensitivity	$23,861	$21,922
Less: Projected credit risk sharing proceeds	(1,787)	(1,690)

Net single-family credit loss sensitivity	$22,074	$20,232

Outstanding single-family whole loans and loans underlying Fannie Mae MBS	$2,785,358	$2,769,454
Single-family net credit loss sensitivity as a percentage of outstanding single-family whole loans and Fannie Mae MBS	0.79%	0.73%

(1)

Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 97% of our total single-family guaranty book of business as of March 31, 2012 and December 31, 2011. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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

BUSINESS SEGMENT RESULTS

Results of our three business segments are intended to reflect each segment as if it were a stand-alone business. Under our segment reporting structure, the sum of the results for our three business segments does not equal our condensed consolidated results of operations as we separate the activity related to our consolidated trusts from the results generated by our three segments. In addition, because we apply accounting methods that differ from our condensed consolidated results for segment reporting purposes, we include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to our condensed consolidated results of operations. We describe the management reporting and allocation process used to generate our segment results in our 2011 Form 10-K in “Notes to Consolidated Financial Statements—Note 14, Segment Reporting.” We are working on reorganizing our company by function rather than by business in order to improve our operational efficiencies and effectiveness. In future periods, we may change some of our management reporting and how we report our business segment results.

In this section, we summarize our segment results for the first quarter of 2012 and 2011 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 10, Segment Reporting” of this report for a reconciliation of our segment results to our condensed consolidated results.

Single-Family Business Results

Table 15 displays the financial results of our Single-Family business for the periods indicated. The primary source of revenue for our Single-Family business is guaranty fee income. Expenses primarily include credit-related expenses, net interest loss and administrative expenses.

Table 15:    Single-Family Business Results

	For the Three Months Ended March 31,
	2012	2011	Variance
	(Dollars in millions)
Net interest loss	$(379)	$(898)	$519
Guaranty fee income(1)	1,911	1,871	40
Credit-related expenses(2)	(2,385)	(11,106)	8,721
Other expenses(3)	(415)	(586)	171

Loss before federal income taxes	(1,268)	(10,719)	9,451
Provision for federal income taxes	—	(2)	2

Net loss attributable to Fannie Mae	$(1,268)	$(10,721)	$9,453

Single-family effective guaranty fee rate (in basis points)(4)	26.8	26.0
Single-family average charged guaranty fee on new acquisitions (in basis points)(5)	28.9	26.1
Average single-family guaranty book of business(6)	$2,850,007	$2,881,300
Single-family Fannie Mae MBS issuances(7)	$196,755	$166,673

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income (loss).

(2)	Consists of the provision for credit losses and foreclosed property expense.

(3)	Consists of investment gains, net, fair value losses, fee and other income, administrative expenses and other expenses.

(4)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

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

Our average single-family guaranty book of business was relatively flat period over period despite our continued high market share because of the decline in U.S. residential mortgage debt outstanding. Our estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, remained high at 51% for the first quarter of 2012 compared with 49% for the first quarter of 2011.

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

Net interest loss decreased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to a significant decrease in interest income not recognized for loans on nonaccrual status as high loan workout volumes over the past several quarters have driven the decline in the number of loans on nonaccrual status.

Credit-Related Expenses

Credit-related expenses and credit losses in the Single-Family business represent the substantial majority of our consolidated totals. We provide a discussion of our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

Multifamily Business Results

Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our low income housing tax credit (“LIHTC”) and equity investments. Although we are no longer making new LIHTC or equity investments, we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities, gains and losses from the sale of multifamily Fannie Mae MBS and re-securitizations, and other miscellaneous income. Estimated net interest income earned on multifamily mortgage loans and multifamily Fannie Mae MBS in the Capital Markets group results was $204 million for the three months ended March 31, 2012 and $230 million for the three months ended March 31, 2011.

Table 16 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our Multifamily business are guaranty fee income and fee and other income. Expenses primarily include administrative expenses.

Table 16:    Multifamily Business Results

	For the Three Months Ended March 31,
	2012	2011	Variance
	(Dollars in millions)
Guaranty fee income(1)	$243	$209	$34
Fee and other income	47	58	(11)
Gains (losses) from partnership investments(2)	11	(12)	23
Credit-related income(3)	46	64	(18)
Other expenses(4)	(68)	(67)	(1)

Income before federal income taxes	279	252	27
Provision for federal income taxes	—	(5)	5

Net income attributable to Fannie Mae	$279	$247	$32

Multifamily effective guaranty fee rate (in basis points)(5)	49.6	44.0
Multifamily credit loss performance ratio (in basis points)(6)	27.8	17.3
Average multifamily guaranty book of business(7)	$196,019	$190,012
Multifamily new business volumes(8)	$7,159	$5,024
Multifamily units financed from new business volumes	117,000	83,000
Multifamily Fannie Mae MBS issuances(9)	$8,851	$8,581
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)(10)	$2,238	$1,400
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets Group's results)(11)	$204	$230
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets Group’s portfolio(12)	$103,989	$114,375

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Multifamily serious delinquency rate	0.37%	0.59%
Percentage of multifamily guaranty book of business with credit enhancement	90%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding(13)	21.2%	21.0%
Multifamily Fannie Mae MBS outstanding(14)	$107,868	$101,574

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income (loss).

(2)

Gains (losses) from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income (loss). Gains (losses) from partnership investments are reported using the equity method of accounting. As a result, net income (loss) attributable to noncontrolling interest from partnership investments is not included in income (loss) for the Multifamily segment.

(3)	Consists of the benefit for credit losses and foreclosed property expense.

(4)	Consists of net interest loss, investment gains, administrative expenses, and other expenses.

(5)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(6)	Calculated based on the annualized Multifamily credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

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

(9)

Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) $1.6 billion and $3.5 billion of Fannie Mae portfolio securitization transactions for the three months ended March 31, 2012 and 2011, respectively, and (c) $163 million and $119 million of conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS for the three months ended March 31, 2012 and 2011, respectively.

(10)	Reflects original unpaid principal balance of out-of-portfolio multifamily structured securities issuances by our Capital Markets Group.

(11)

Interest expense estimate based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s portfolio.

(12)	Based on unpaid principal balance.

(13)

Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information as of March 31, 2012 is as of December 31, 2011 and is based on the Federal Reserve’s December 2011 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Information as of December 31, 2011 is as of September 30, 2011 and is based on the Federal Reserve’s September 2011 mortgage debt outstanding release. Prior period amounts may have been changed to reflect revised historical data from the Federal Reserve.

(14)

Includes $29.3 billion and $28.3 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of March 31, 2012 and December 31, 2011, respectively; and $1.4 billion of bonds issued by HFAs as of March 31, 2012 and December 31, 2011.

Guaranty Fee Income

Multifamily guaranty fee income increased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to higher fees charged on new acquisitions. New acquisitions with higher guaranty fees have become an increasingly large part of our multifamily guaranty book of business.

Credit-Related Income

Multifamily credit-related income decreased in the first quarter of 2012 compared with the first quarter of 2011, primarily driven by a lower decrease in the reserve for guaranty losses than in the first quarter of 2011.

Multifamily credit losses, which consist of net charge-offs and foreclosed property expense, were $136 million for the first quarter of 2012 compared with $82 million for the first quarter of 2011. Although national multifamily market fundamentals continued to improve in the first quarter of 2012, certain local markets and properties continued to underperform compared to the rest of the nation.

Capital Markets Group Results

Table 17 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that Capital Markets uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments” and “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” in our 2011 Form 10-K and “Notes to Consolidated Financial Statements—Note 9, Derivative Instruments” in both this report and our 2011 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, allocated guaranty fee expense, other-than-temporary impairments and administrative expenses.

Table 17:    Capital Markets Group Results

	For the Three Months Ended March 31,
	2012	2011	Variance
	(Dollars in millions)
Net interest income(1)	$3,541	$3,710	$(169)
Investment gains, net(2)	1,007	870	137
Net other-than-temporary impairments	(64)	(44)	(20)
Fair value gains, net(3)	170	218	(48)
Fee and other income	180	75	105
Other expenses(4)	(530)	(553)	23

Income before federal income taxes	4,304	4,276	28
Benefit for federal income taxes	—	5	(5)

Net income attributable to Fannie Mae	$4,304	$4,281	$23

(1)

Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $1.4 billion and $2.0 billion for the three months ended March 31, 2012 and 2011, respectively. Capital Markets net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

(2)	We include the securities that we own regardless of whether the trust has been consolidated in reporting of gains and losses on securitizations and sales of available-for-sale securities.

(3)	Includes fair value gains or losses on derivatives and trading securities that we own, regardless of whether the trust has been consolidated.

(4)

Includes allocated guaranty fee expense, debt extinguishment losses, net, administrative expenses, and other expenses. Gains or losses related to the extinguishment of debt issued by consolidated trusts are excluded from the Capital Markets group’s results because purchases of securities are recognized as such.

Net Interest Income

The Capital Markets group reports interest income and amortization of cost basis adjustments only on securities and loans that are held in our portfolio. For mortgage loans held in our mortgage portfolio, when interest income is no longer recognized in accordance with our nonaccrual accounting policy, the Capital Markets group recognizes interest income reimbursements that the group receives, for the contractual interest due on nonaccrual loans from the Single-Family and Multifamily businesses. These reimbursements decreased in the first quarter of 2012 due to the decrease of nonaccrual loans in our portfolio. The interest expense recognized on the Capital Markets group’s statement of operations primarily relates to the cost of our funding debt which is reported as “Debt of Fannie Mae” in our condensed consolidated balance sheets. Net interest income also includes a cost of capital charge allocated among the three business segments.

The Capital Markets group’s net interest income decreased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to a decrease in the balance of mortgage-related securities and lower interest rates on loans in our mortgage portfolio. This decrease in interest income on our interest earning assets was partially offset by a decline in interest expense due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt.

Our net interest income and net interest yield were higher than they would have otherwise been in the first quarter of 2012 and 2011 because our debt funding needs were lower than would otherwise have been required as a result of funds we received from Treasury under the senior preferred stock purchase agreement. Further, dividends paid to Treasury are not recognized as interest expense.

We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in Capital Markets’ net interest income but is included in our results as a component of “Fair value gains, net” and is displayed in “Table 9: Fair Value Gains, Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets’ interest expense, Capital Markets’ net interest income would have decreased by $374 million in the first quarter of 2012 compared with a decrease of $635 million in the first quarter of 2011.

Investment Gains, Net

Investment gains increased in the first quarter of 2012 compared with the first quarter of 2011 due to a higher volume of securitizations and increased gains on sale of available-for-sale (“AFS”) securities.

Fair Value Gains, Net

The derivatives fair value gains and losses that are reported for the Capital Markets group are consistent with the same gains and losses reported in our condensed consolidated results of operations. We discuss our derivatives fair value gains and losses in “Consolidated Results of Operations—Fair Value Gains, Net.”

The gains on our trading securities for the segment during the first quarter of 2012 and 2011 were attributable to a narrowing of credit spreads on CMBS, partially offset by losses on agency MBS due to an increase in interest rates during the periods.

The Capital Markets Group’s Mortgage Portfolio

The Capital Markets group’s mortgage portfolio consists of mortgage loans and mortgage-related securities that we own. Mortgage-related securities held by Capital Markets include Fannie Mae MBS and non-Fannie Mae mortgage-related securities. The Fannie Mae MBS that we own are maintained as securities on the Capital Markets group’s balance sheet. Mortgage-related assets held by consolidated MBS trusts are not included in the Capital Markets group’s mortgage portfolio.

The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. The maximum allowable amount of mortgage assets we may own was reduced to $729 billion as of December 31, 2011 and will be reduced to $656.1 billion as of December 31, 2012. As of March 31, 2012, we owned $691.7 billion in mortgage assets, compared with $708.4 billion as of December 31, 2011.

Table 18 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.

Table 18:    Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Mortgage loans:
Beginning balance	$398,271	$427,074
Purchases	53,925	38,074
Securitizations(2)	(38,372)	(23,983)
Liquidations(3)	(19,047)	(19,309)

Mortgage loans, ending balance	394,777	421,856
Mortgage securities:
Beginning balance	310,143	361,697
Purchases(4)	4,971	5,090
Securitizations(2)	38,372	23,983
Sales	(41,246)	(35,426)
Liquidations(3)	(15,354)	(19,582)

Mortgage securities, ending balance	296,886	335,762

Total Capital Markets mortgage portfolio	$691,663	$757,618

(1)	Based on unpaid principal balance.
(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.
(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.
(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.

Table 19 displays the composition of the Capital Markets group’s mortgage portfolio as of March 31, 2012 and December 31, 2011.

Table 19:    Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Capital Markets group's mortgage loans:
Single-family loans
Government insured or guaranteed	$41,592	$41,555
Conventional:
Long-term, fixed-rate	248,326	245,810
Intermediate-term, fixed-rate	10,189	10,289
Adjustable-rate	21,990	23,490

Total single-family conventional	280,505	279,589

Total single-family loans	322,097	321,144

Multifamily loans
Government insured or guaranteed	349	362
Conventional:
Long-term, fixed-rate	3,512	3,629
Intermediate-term, fixed-rate	55,281	58,885
Adjustable-rate	13,538	14,251

Total multifamily conventional	72,331	76,765

Total multifamily loans	72,680	77,127

Total Capital Markets group's mortgage loans	394,777	398,271

Capital Markets group's mortgage-related securities:
Fannie Mae	209,834	220,061
Freddie Mac	13,504	14,509
Ginnie Mae	1,015	1,043
Alt-A private-label securities	19,056	19,670
Subprime private-label securities	16,175	16,538
CMBS	22,674	23,226
Mortgage revenue bonds	10,518	10,899
Other mortgage-related securities	4,110	4,197

Total Capital Markets group's mortgage-related securities(2)	296,886	310,143

Total Capital Markets group's mortgage portfolio	$691,663	$708,414

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $303.8 billion and $316.5 billion as of March 31, 2012 and December 31, 2011, respectively.

The Capital Markets group’s mortgage portfolio decreased as of March 31, 2012 compared with December 31, 2011 primarily due to liquidations, partially offset by purchases of delinquent loans from MBS trusts. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $236.2 billion as of March 31, 2012 and December 31, 2011. This population includes loans that have been modified and have been classified as TDRs, as well as unmodified delinquent loans that are on nonaccrual status in our condensed consolidated financial statements.

We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 84,900 delinquent loans with an unpaid principal balance of $14.2 billion from our single-family MBS trusts in the first quarter of 2012. As of March 31, 2012, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was $4.6 billion.

CONSOLIDATED BALANCE SHEET ANALYSIS

The section below provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.

Table 20 displays a summary of our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Table 20:    Summary of Condensed Consolidated Balance Sheets

	As of
	March 31, 2012	December 31, 2011	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$37,049	$63,539	$(26,490)
Restricted cash	55,921	50,797	5,124
Investments in securities(1)	149,585	151,780	(2,195)
Mortgage loans:
Of Fannie Mae	377,257	380,379	(3,122)
Of consolidated trusts	2,616,577	2,590,398	26,179
Allowance for loan losses	(70,109)	(72,156)	2,047

Mortgage loans, net of allowance for loan losses	2,923,725	2,898,621	25,104
Other assets(2)	43,660	46,747	(3,087)

Total assets	$3,209,940	$3,211,484	$(1,544)

Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$685,974	$732,444	$(46,470)
Of consolidated trusts	2,498,233	2,457,428	40,805
Other liabilities(3)	25,465	26,183	(718)

Total liabilities	3,209,672	3,216,055	(6,383)

Senior preferred stock	117,149	112,578	4,571
Other deficit(4)	(116,881)	(117,149)	268

Total equity (deficit)	268	(4,571)	4,839

Total liabilities and equity (deficit)	$3,209,940	$3,211,484	$(1,544)

(1)

Includes $51.9 billion as of March 31, 2012 and $49.8 billion as of December 31, 2011 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 30: Cash and Other Investments Portfolio.”

(2)	Consists of accrued interest receivable, net; acquired property, net; and other assets.

(3)	Consists of accrued interest payable and other liabilities.

(4)	Consists of preferred stock, common stock, accumulated deficit, accumulated other comprehensive loss, treasury stock, and noncontrolling interest.

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, and investments in non-mortgage-related securities. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for additional information on our cash and other investments portfolio.

Restricted Cash

Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of March 31, 2012 compared with the balance as of December 31, 2011 primarily due to an increase in refinance activity, resulting in an increase in unscheduled payments received.

Investments in Mortgage-Related Securities

Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value gains, net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income” in our condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income (loss). See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of March 31, 2012 and December 31, 2011.

Table 21 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated.

Table 21:    Summary of Mortgage-Related Securities at Fair Value

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$21,793	$24,274
Freddie Mac	14,518	15,555
Ginnie Mae	1,152	1,189
Alt-A private-label securities	12,927	13,032
Subprime private-label securities	8,900	8,866
CMBS	24,485	24,437
Mortgage revenue bonds	10,407	10,978
Other mortgage-related securities	3,477	3,601

Total	$97,659	$101,932

Investments in Private-Label Mortgage-Related Securities

We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).

The continued negative impact of the current economic environment, including sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime private-label securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $35.2 billion as of March 31, 2012, of which $29.5 billion was rated below investment grade. Table 22 displays the unpaid principal balance and the fair value of our investments in Alt-A and subprime private-label securities along with an analysis of the cumulative losses on these investments as of March 31, 2012. As of March 31, 2012 and December 31, 2011, we had realized actual cumulative principal shortfalls of approximately 6% of the total cumulative credit losses reported in this table and reflected in our condensed consolidated financial statements.

Table 22:    Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of March 31, 2012
	Unpaid Principal Balance	Fair Value	Total Cumulative Losses(1)	Noncredit Component(2)	Credit Component(3)
	(Dollars in millions)
Trading securities:(4)
Alt-A private-label securities	$2,629	$1,338	$(1,251)	$(102)	$(1,149)
Subprime private-label securities	2,558	1,305	(1,252)	(344)	(908)

Total	5,187	2,643	(2,503)	(446)	(2,057)

Available-for-sale securities:(4)
Alt-A private-label securities	16,427	11,589	(5,409)	(1,306)	(4,103)
Subprime private-label securities	13,617	7,595	(6,061)	(1,668)	(4,393)

Total	30,044	19,184	(11,470)	(2,974)	(8,496)

Grand Total	$35,231	$21,827	$(13,973)	$(3,420)	$(10,553)

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

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

(3)

For securities classified as trading, amounts reflect the estimated portion of the total cumulative losses that is credit-related. For securities classified as available-for-sale, amounts reflect the estimated portion of total cumulative other-than-temporary credit impairment losses, net of accretion, that are recognized in our condensed consolidated statements of operations and comprehensive income (loss).

(4)	Excludes resecuritizations, or wraps, of private-label securities backed by subprime loans that we have guaranteed and hold in our mortgage portfolio as Fannie Mae securities.

Table 23 displays the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and CoreLogic, LoanPerformance (“CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of March 31, 2012. Based on the stressed condition of our non-governmental financial guarantors, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 23:    Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of March 31, 2012
	Unpaid Principal Balance			≥ 60 Days Delinquent(2)(3)	Average Loss Severity(3)(4)	Average Credit Enhancement(3)(5)	Monoline Financial Guaranteed Amount(6)
	Trading	Available- for-Sale	Wraps(1)
	(Dollars in millions)
Private-label mortgage-related securities backed by:(7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$469	$—	30.0%	60.3%	15.3%	$—
2005	—	1,267	—	40.7	62.9	37.3	241
2006	—	1,136	—	43.4	68.2	25.5	85
2007	1,819	—	—	44.3	65.2	54.7	602
Other Alt-A mortgage loans:
2004 and prior	—	5,885	—	10.3	54.4	12.4	12
2005	82	3,911	108	21.7	60.3	5.4	—
2006	60	3,646	—	26.3	60.9	0.6	—
2007	668	—	162	39.4	71.7	32.9	266
2008(8)	—	113	—	—	—	—	—

Total Alt-A mortgage loans:	2,629	16,427	270				1,206

Subprime mortgage loans:
2004 and prior	—	1,580	940	22.4	82.9	60.9	601
2005(8)	—	163	1,221	39.5	79.0	57.4	223
2006	—	11,283	—	46.3	81.7	17.3	52
2007	2,558	591	5,326	45.9	77.3	21.5	173

Total subprime mortgage loans:	2,558	13,617	7,487				1,049

Total Alt-A and subprime mortgage loans:	$5,187	$30,044	$7,757				$2,255

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)

Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflect information from March 2012 remittances for February 2012 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all bankruptcies, foreclosures and REO in the delinquency rates.

(3)

The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)

Severity data obtained from CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The CoreLogic severity data reflect information from March 2012 remittances for February 2012 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

(5)

Average credit enhancement percentage reflects both subordination and financial guarantees. Reflects the ratio of the current amount of the securities that will incur losses in the securitization structure before any losses are allocated to securities that we own or guarantee. Percentage generally calculated based on the quotient of the total unpaid principal balance of all credit enhancements in the form of subordination or financial guarantee of the security divided by the total unpaid principal balance of all of the tranches of collateral pools from which credit support is drawn for the security that we own or guarantee. Beginning in March 2012, in calculating the weighted average credit enhancement percentage for bonds in the population that show negative credit enhancement in Intex due to under-collateralization, the negative credit enhancement amounts have been replaced with zero values.

(6)	Reflects amount of unpaid principal balance supported by financial guarantees from monoline financial guarantors.

(7)	Vintages are based on series date and not loan origination date.

(8)

The unpaid principal balance includes private-label Real Estate Mortgage Investment Conduit (“REMIC”) securities that have been resecuritized totaling $113 million for the 2008 vintage of other Alt-A loans and $14 million for the 2005 vintage of subprime loans. These securities are excluded from the delinquency, severity and credit enhancement statistics reported in this table.

Mortgage Loans

The increase in mortgage loans, net of the allowance for loan losses, in the first quarter of 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”

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

Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts in the first quarter of 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS

As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.

Table 24 summarizes changes in our stockholders’ equity (deficit) reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the three months ended March 31, 2012. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 12, Fair Value.”

Table 24:    Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the Three Months Ended March 31, 2012
(Dollars in millions)
GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2011(1)	$(4,624)
Total comprehensive income	3,080
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	4,571
Senior preferred stock dividends	(2,819)

Capital transactions, net	1,752
Other	2

Fannie Mae stockholders' equity as of March 31, 2012(1)	$210

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2011	$(127,848)
Capital transactions, net	1,752
Change in estimated fair value of net assets, excluding capital transactions	(11,549)

Decrease in estimated fair value of net assets, net	(9,797)

Estimated fair value of net assets as of March 31, 2012	$(137,645)

(1)

Our net worth, as defined under the senior preferred stock purchase agreement, is equivalent to the “Total equity (deficit)” amount reported in our condensed consolidated balance sheets. Our net worth, or total deficit, consists of “Total Fannie Mae’s stockholders’ equity (deficit)” and “Noncontrolling interest” reported in our condensed consolidated balance sheets.

(2)	Represents capital transactions, which are reported in our condensed consolidated financial statements.

During the first quarter of 2012, the estimated fair value of our net assets, excluding capital transactions, decreased by $11.5 billion. We adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS related to fair value measurement, which resulted in our determination to reflect the fair value of modified loans and certain delinquent loans in the principal markets for whole loans versus the GSE securitization market. This adoption resulted in a net decrease to fair value of $24.4 billion. This decrease was offset by an enhanced estimation process used to value HARP loans that resulted in an increase of $7.4 billion to the fair value of these loans.

Excluding the impact of the changes described above, the estimated fair value of our net assets, excluding capital transactions, increased primarily attributable to income from the spread between our mortgage assets and associated debt and derivatives as well as a tightening of the option-adjusted spread levels. These increases in fair value were partially offset by credit-related items due to declining actual home prices and an increase in interest rates which increased the weighted average life of the guaranty book of business.

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

Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

We display our non-GAAP fair value balance sheets as of the dates indicated in Table 25.

Table 25:    Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of March 31, 2012					As of December 31, 2011
	GAAP Carrying Value		Fair Value Adjustment(1)	Estimated Fair Value		GAAP Carrying Value	Fair Value Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$77,970		$—	$77,970		$68,336	$—	$68,336
Federal funds sold and securities purchased under agreements to resell or similar arrangements	15,000		—	15,000		46,000	—	46,000
Trading securities	75,806		—	75,806		74,198	—	74,198
Available-for-sale securities	73,779		—	73,779		77,582	—	77,582
Mortgage loans:
Mortgage loans held for sale	282		4	286		311	14	325
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	320,032		(47,953)	272,079		322,825	(27,829)	294,996
Of consolidated trusts	2,603,411		69,620 (2)	2,673,031	(3)	2,575,485	76,540 (2)	2,652,025	(3)

Total mortgage loans	2,923,725		21,671	2,945,396	(4)	2,898,621	48,725	2,947,346	(4)
Advances to lenders	3,548		(89)	3,459	(5)(6)	5,538	(118)	5,420	(5)(6)
Derivative assets at fair value	365		—	365	(5)(6)	561	—	561	(5)(6)
Guaranty assets and buy-ups, net	497		423	920	(5)(6)	503	398	901	(5)(6)

Total financial assets	3,170,690		22,005	3,192,695	(7)	3,171,339	49,005	3,220,344	(7)
Credit enhancements	453		2,396	2,849	(5)(6)	455	2,550	3,005	(5)(6)
Other assets	38,797		(242)	38,555	(5)(6)	39,690	(258)	39,432	(5)(6)

Total assets	$3,209,940		$24,159	$3,234,099		$3,211,484	$51,297	$3,262,781

Liabilities:
Short-term debt:
Of Fannie Mae	$110,852		$13	$110,865		$146,752	$30	$146,782
Of consolidated trusts	4,495		—	4,495		4,973	—	4,973
Long-term debt:
Of Fannie Mae	575,122	(8)	25,370	600,492		585,692 (8)	28,291	613,983
Of consolidated trusts	2,493,738	(8)	134,754 (2)	2,628,492		2,452,455 (8)	144,202 (2)	2,596,657
Derivative liabilities at fair value	522		—	522	(9)(10)	916	—	916	(9)(10)
Guaranty obligations	799		3,016	3,815	(9)(10)	811	3,133	3,944	(9)(10)

Total financial liabilities	3,185,528		163,153	3,348,681	(7)	3,191,599	175,656	3,367,255	(7)
Other liabilities	24,144		(1,139)	23,005	(9)(10)	24,456	(1,135)	23,321	(9)(10)

Total liabilities	3,209,672		162,014	3,371,686		3,216,055	174,521	3,390,576
Equity (deficit):
Fannie Mae stockholders' equity (deficit):
Senior preferred(11)	117,149		—	117,149		112,578	—	112,578
Preferred	19,130		(18,252)	878		19,130	(18,163)	967
Common	(136,069)		(119,603)	(255,672)		(136,332)	(105,061)	(241,393)

Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$210		$(137,855)	$(137,645)		$(4,624)	$(123,224)	$(127,848)
Noncontrolling interest	58		—	58		53	—	53

Total equity (deficit)	268		(137,855)	(137,587)		(4,571)	(123,224)	(127,795)

Total liabilities and equity (deficit)	$3,209,940		$24,159	$3,234,099		$3,211,484	$51,297	$3,262,781

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

(3)

Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $4.3 billion and $3.6 billion as of March 31, 2012 and December 31, 2011, respectively.

(4)

Performing loans had both a fair value and an unpaid principal balance of $2.8 trillion as of March 31, 2012 compared with a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of December 31, 2011. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $121.0 billion and an unpaid principal balance of $220.5 billion as of March 31, 2012 compared with a fair value of $128.9 billion and an unpaid principal balance of $226.5 billion as of December 31, 2011. See “Note 12, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)

The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)

“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $20.6 billion and $21.4 billion as of March 31, 2012 and December 31, 2011, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $4.9 billion and $7.1 billion as of March 31, 2012 and December 31, 2011, respectively.

(7)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 12, Fair Value.”

(8)

Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $5.1 billion and $4.8 billion as of March 31, 2012 and December 31, 2011, respectively.

(9)

The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(10)

“Other liabilities” include Accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $12.4 billion and $12.6 billion as of March 31, 2012 and December 31, 2011, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $1.3 billion and $1.7 billion as of March 31, 2012 and December 31, 2011, respectively.

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

Our treasury function resides within the Capital Markets group and is responsible for implementing our liquidity and contingency planning strategies. We conduct liquidity contingency planning to prepare for an event in which our access to the unsecured debt markets becomes limited. We plan for alternative sources of liquidity that are designed to allow us to meet our cash obligations without relying upon the issuance of unsecured debt. While our liquidity contingency planning attempts to address stressed market conditions and our status under conservatorship and Treasury support arrangements, we believe that our liquidity contingency plan may be difficult or impossible to execute for a company of our size in our circumstances. See “Liquidity and Capital Management—Liquidity Management—Liquidity Risk Management Practices and Contingency Planning” in our 2011 Form 10-K for a discussion of our liquidity contingency plans. Also see “Risk Factors” in our 2011 Form 10-K for a description of the risks associated with our liquidity risk and liquidity contingency planning.

Our liquidity position could be adversely affected by many factors, both internal and external to our business, including: actions taken by our conservator, the Federal Reserve, U.S. Treasury or other government agencies; legislation relating to us or our business; a U.S. government payment default on its debt obligations; a downgrade in the credit ratings of our senior unsecured debt or the U.S government’s debt from the major ratings organizations; a systemic event leading to the withdrawal of liquidity from the market; an extreme market-wide widening of credit spreads; public statements by key policy makers; a significant decline in our net worth; potential investor concerns about the adequacy of funding available to us under the senior preferred stock purchase agreement after 2012; loss of demand for our debt, or certain types of our debt, from a major group of investors; a significant credit event involving one of our major institutional counterparties; a sudden catastrophic operational failure in the financial sector; or elimination of our GSE status.

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

Fannie Mae Debt Funding Activity

Table 26 displays the activity in debt of Fannie Mae for the periods indicated. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 26:    Activity in Debt of Fannie Mae

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$45,594	$88,201
Weighted-average interest rate	0.11%	0.15%
Long-term:
Amount	$59,464	$51,737
Weighted-average interest rate	1.45%	2.13%
Total issued:
Amount	$105,058	$139,938
Weighted-average interest rate	0.87%	0.88%
Paid off during the period: (1)
Short-term:
Amount	$81,506	$93,031
Weighted-average interest rate	0.12%	0.26%
Long-term:
Amount	$71,310	$66,857
Weighted-average interest rate	2.51%	2.82%
Total paid off:
Amount	$152,816	$159,888
Weighted-average interest rate	1.24%	1.33%

(1)

Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Overall debt funding activity decreased in the first quarter of 2012 compared with the first quarter of 2011. As interest rates declined in the first quarter of 2012, we issued long-term debt with lower interest rates to replace redemptions of long-term debt with higher interest rates. This long-term debt activity, however, was more than offset by the decrease in our short-term debt activity as we redeemed more short-term debt than was issued during the quarter. Our debt funding activity is likely to continue to decline in future periods as the size of our mortgage portfolio decreases.

We believe that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding. Changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations. In February 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Administration will work with FHFA to determine the best way to responsibly wind down both Fannie Mae and Freddie Mac. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. For more information on GSE reform, see “Legislative and Regulatory Developments—GSE Reform” in this report and in our 2011 Form 10-K.

In addition, due to our reliance on the U.S. government’s support, our access to debt funding or the cost of our debt funding could be materially adversely affected by a change or perceived change in the creditworthiness of the U.S. government. A downgrade in our credit ratings could reduce demand for our debt securities and increase our borrowing costs. See our discussion of credit ratings in “Risk Factors” in our 2011 Form 10-K for information about factors that may lead to the U.S. government’s long-term debt rating being lowered, and “Credit Ratings” for further discussion of our dependence on our credit ratings.

Future changes or disruptions in the financial markets could significantly change the amount, mix and cost of funds we obtain, which also could increase our liquidity and roll-over risk and have a material adverse impact on our liquidity, financial condition and results of operations. See “Risk Factors” in our 2011 Form 10-K for a discussion of the risks we face relating to (1) the uncertain future of our company; (2) our reliance on the issuance of debt securities to obtain funds for our operations and the relative cost to obtain these funds; and (3) our liquidity contingency plans.

Outstanding Debt

Total outstanding debt of Fannie Mae includes short-term and long-term debt, excluding debt of consolidated trusts.

As of March 31, 2012, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt decreased to 16% from 20% as of December 31, 2011. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.32% as of March 31, 2012 from 2.42% as of December 31, 2011.

Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $874.8 billion in 2012. As of March 31, 2012, our aggregate indebtedness totaled $694.5 billion, which was $180.3 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.

Table 27 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.

Table 27:    Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	March 31, 2012			December 31, 2011
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Short-term debt:
Fixed-rate:
Discount notes	—	$110,350	0.12%	—	$146,301	0.13%
Foreign exchange discount notes	—	422	2.05	—	371	1.88
Other(2)	—	80	0.04	—	80	0.04

Total short-term debt of Fannie Mae(3)		110,852	0.13		146,752	0.13
Debt of consolidated trusts	—	4,495	0.11	—	4,973	0.09

Total short-term debt		$115,347	0.13%		$151,725	0.13%

Long-term debt:
Senior fixed:
Benchmark notes and bonds	2012 - 2030	$275,342	2.67%	2012 - 2030	$277,146	2.81%
Medium-term notes(4)	2012 - 2022	170,219	1.55	2012 - 2021	176,886	1.61
Foreign exchange notes and bonds	2021 - 2028	683	5.40	2021 - 2028	662	5.44
Other(5)(6)	2012 - 2040	47,034	5.29	2012 -2040	50,912	5.29

Total senior fixed		493,278	2.53		505,606	2.64
Senior floating:
Medium-term notes(4)	2012 - 2019	73,187	0.32	2012 - 2016	71,855	0.32
Other(5)(6)	2020 - 2037	364	8.18	2020 -2037	420	8.01

Total senior floating		73,551	0.36		72,275	0.35
Subordinated fixed-rate:
Qualifying subordinated(7)	2012 - 2014	4,894	5.08	2012 - 2014	4,894	5.08
Subordinated debentures	2019	2,984	9.91	2019	2,917	9.91

Total subordinated fixed-rate		7,878	6.91		7,811	6.88
Secured borrowings(8)	2021 - 2022	415	1.87	—	—	—

Total long-term debt of Fannie Mae(9)		575,122	2.32		585,692	2.42
Debt of consolidated trusts(6)	2012 - 2052	2,493,738	4.04	2012 - 2051	2,452,455	4.18

Total long-term debt		$3,068,860	3.71%		$3,038,147	3.84%

Outstanding callable debt of Fannie Mae(10)		$177,972	2.05%		$187,937	2.17%

(1)

Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $693.8 billion and $741.6 billion as of March 31, 2012 and December 31, 2011, respectively.

(2)	Includes foreign exchange discount notes denominated in U.S. dollars.

(3)

Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $40 million and $53 million as of March 31, 2012 and December 31, 2011, respectively.

(4)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(5)	Includes long-term debt that is not included in other debt categories.

(6)	Includes a portion of structured debt instruments that is reported at fair value.

(7)	Consists of subordinated debt with an interest deferral feature.

(8)	Represents remaining liability for transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(9)

Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $140.6 billion and $134.3 billion as of March 31, 2012 and December 31, 2011, respectively. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $8.4 billion and $9.2 billion as of March 31, 2012 and December 31, 2011, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $583.4 billion and $594.8 billion as of March 31, 2012 and December 31, 2011, respectively.

(10)

Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae

Table 28 displays the maturity profile, as of March 31, 2012, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt of consolidated trusts, to 37% as of March 31, 2012, compared with 38% as of December 31, 2011. The weighted-average maturity of our outstanding debt that is maturing within one year was 150 days as of March 31, 2012, compared with 158 days as of December 31, 2011.

Table 28:    Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)

(1)

Includes unamortized discounts, premiums and other cost basis adjustments of $101 million as of March 31, 2012. Excludes debt of consolidated trusts maturing within one year of $7.4 billion as of March 31, 2012.

Table 29 displays the maturity profile, as of March 31, 2012, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 59 months as of March 31, 2012 and December 31, 2011.

Table 29:    Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $8.3 billion as of March 31, 2012. Excludes debt of consolidated trusts of $2.5 trillion as of March 31, 2012.

We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities.

Cash and Other Investments Portfolio

Table 30 displays information on the composition of our cash and other investments portfolio as of the dates indicated.

Table 30:    Cash and Other Investments Portfolio

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Cash and cash equivalents	$22,049	$17,539
Federal funds sold and securities purchased under agreements to resell or similar arrangements	15,000	46,000
Non-mortgage-related securities:
U.S. Treasury securities (1)	50,030	47,737
Asset-backed securities (2)	1,896	2,111

Total non-mortgage-related securities	51,926	49,848

Total cash and other investments	$88,975	$113,387

(1)

Excludes $3.2 billion and $600 million of U.S. Treasury securities which are a component of cash equivalents as of March 31, 2012 and December 31, 2011, respectively, as these securities had a maturity at the date of acquisition of three months or less.

(2)	Includes securities primarily backed by credit cards loans and student loans.

Our cash and other investments portfolio decreased from December 31, 2011 to March 31, 2012. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.

Credit Ratings

Our credit ratings from the major credit ratings organizations, as well as the credit ratings of the U.S. government, are primary factors that could affect our ability to access the capital markets and our cost of funds. In addition, our credit ratings are important when we seek to engage in certain long-term transactions, such as derivative transactions. Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Limited (“Fitch”) have all indicated that, if they were to lower the sovereign credit ratings on the U.S, they would likely lower their ratings on the debt of Fannie Mae and certain other government-related entities. We cannot predict whether one or more of these ratings agencies will lower our debt ratings in the future. See “Risk Factors” in our 2011 Form 10-K for a discussion of the possibility of further downgrades and the risks to our business relating to a decrease in our credit ratings, which could include an increase in our borrowing costs, limits on our ability to issue debt, and additional collateral requirements under our derivatives contracts and other borrowing arrangements.

Table 31 displays the credit ratings issued by the three major credit rating agencies as of May 2, 2012.

Table 31:    Fannie Mae Credit Ratings

As of May 2, 2012
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Negative (for Long Term Senior Debt and Qualifying Subordinated Debt)	Negative (for Long Term Senior Debt and Qualifying Subordinated Debt)	Negative (for AAA rated Long Term Issuer Default Rating)

Cash Flows

Three Months Ended March 31, 2012.    Cash and cash equivalents increased from December 31, 2011 by $4.5 billion to $22.0 billion as of March 31, 2012. Net cash generated from investing activities totaled $157.5 billion, resulting primarily from proceeds received from repayments of loans held for investment. These net cash inflows were offset by net cash used in operating activities of $114 million and net cash used in financing activities of $152.9 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuance of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

Three Months Ended March 31, 2011.    Cash and cash equivalents increased from December 31, 2010 by $2.5 billion to $19.8 billion as of March 31, 2011. Net cash generated from investing activities totaled $123.8 billion, resulting primarily from proceeds received from repayments of loans held for investment. Net cash from operating activities totaled $2.6 billion. These net cash inflows were partially offset by net cash used in financing activities of $123.9 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt as well as proceeds received from Treasury under the senior preferred stock purchase agreement.

Capital Management

Regulatory Capital

FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $147.8 billion as of March 31, 2012 and $148.4 billion as of December 31, 2011.

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

Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2012. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.

While we had a positive net worth as of March 31, 2012, in some future periods we expect to have a net worth deficit and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement.

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

As of May 9, 2012, the amount of the quarterly commitment fee payable by us to Treasury under the senior preferred stock purchase agreement had not been established; however, Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2011 and the first and second quarters of 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury stated that it will reevaluate the situation during the next calendar quarter to determine whether the quarterly commitment fee should then be set.

Dividends

Our first quarter dividend of $2.8 billion was declared by the conservator and paid by us on March 30, 2012. The annualized dividend on the senior preferred stock remains at $11.7 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $61.5 billion as of March 31, 2012 and $62.0 billion as of December 31, 2011.

We also provide assistance to housing finance agencies (“HFAs”) under the temporary credit and liquidity facilities programs in which Treasury has purchased participation interests. For a description of these programs, see “MD&A—Off-Balance Sheet Arrangements—Treasury Housing Finance Agency Initiative” in our 2011 Form 10-K.

RISK MANAGEMENT

Our business activities expose us to the following three major categories of financial risk: credit risk, market risk (including interest rate and liquidity risk) and operational risk. We seek to actively monitor and manage these risks by using an established risk management framework. Our risk management framework is intended to provide the basis for the principles that govern our risk management activities. In addition to these financial risks, there is significant uncertainty regarding the future of our company, including how long we will continue to be in existence, which we discuss in more detail in “Legislative and Regulatory Developments—GSE Reform” in this report and in “Risk Factors” in our 2011 Form 10-K. We are also subject to a number of other risks that could adversely impact our business, financial condition, earnings and cash flow, including model, legal and reputational risks that may arise due to a failure to comply with laws, regulations or ethical standards and codes of conduct applicable to our business activities and functions.

In this section we provide an update on our management of our major risk categories. For a more complete discussion of the financial risks we face and how we manage credit risk, market risk and operational risk, see “MD&A—Risk Management” in our 2011 Form 10-K and “Risk Factors” in our 2011 Form 10-K and in this report.

Credit Risk Management

We are generally subject to two types of credit risk: mortgage credit risk and institutional counterparty credit risk. Mortgage credit risk is the risk that a borrower will fail to make required mortgage payments. Institutional counterparty credit risk is the risk that our institutional counterparties may fail to fulfill their contractual obligations to us, including seller/servicers who are obligated to repurchase loans from us or reimburse us for losses in certain circumstances.

Mortgage Credit Risk Management

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

Mortgage Credit Book of Business

Table 32 displays the composition of our entire mortgage credit book of business as of the dates indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of March 31, 2012 and December 31, 2011.

Table 32:    Composition of Mortgage Credit Book of Business(1)

	As of March 31, 2012			As of December 31, 2011
	Single-Family	Multifamily	Total	Single- Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,814,217	$178,794	$2,993,011	$2,798,633	$176,898	$2,975,531
Unconsolidated Fannie Mae MBS, held by third parties(3)	17,276	1,654	18,930	17,910	1,702	19,612
Other credit guarantees(4)	26,154	16,407	42,561	25,824	16,582	42,406

Guaranty book of business	$2,857,647	$196,855	$3,054,502	$2,842,367	$195,182	$3,037,549

Agency mortgage-related securities(5)	14,486	33	14,519	15,522	33	15,555
Other mortgage-related securities(6)	41,829	30,704	72,533	43,019	31,511	74,530

Mortgage credit book of business	$2,913,962	$227,592	$3,141,554	$2,900,908	$226,726	$3,127,634

Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,785,819	$194,560	$2,980,379	$2,769,919	$192,797	$2,962,716
Government Guaranty Book of Business(8)	$71,828	$2,295	$74,123	$72,448	$2,385	$74,833

(1)	Based on unpaid principal balance.

(2)

Consists of mortgage loans and Fannie Mae MBS recognized in our condensed consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(4)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(5)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Consists primarily of mortgage-revenue bonds, manufactured housing bonds and CMBS.

(7)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(8)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of March 31, 2012 and December 31, 2011. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2011 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.

Single-Family Mortgage Credit Risk Management

Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These strategies may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Expenses.”

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

Table 33 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 33:    Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2) For the Three Months Ended March 31,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2012	2011	March 31, 2012	December 31, 2011
Original LTV ratio:(5)
<= 60%	29%	30%	24%	24%
60.01% to 70%	16	16	15	16
70.01% to 80%	35	38	41	40
80.01% to 90% (6)	9	8	10	10
90.01% to 100% (6)	7	6	9	9
Greater than 100% (6)	4	2	1	1

Total	100%	100%	100%	100%

Weighted average	70%	69%	72%	71%
Average loan amount	$214,216	$213,710	$156,697	$156,194
Estimated mark-to-market LTV ratio:(7)
<= 60%			25%	26%
60.01% to 70%			12	12
70.01% to 80%			18	18
80.01% to 90%			16	16
90.01% to 100%			10	10
Greater than 100%			19	18

Total			100%	100%

Weighted average			80%	79%
Product type:
Fixed-rate:(8)
Long-term	72%	68%	72%	73%
Intermediate-term	24	25	16	15
Interest-only	*	*	1	1

Total fixed-rate	96	93	89	89

Adjustable-rate:
Interest-only	*	1	3	3
Other ARMs	4	6	8	8

Total adjustable-rate	4	7	11	11

Total	100%	100%	100%	100%

Number of property units:
1 unit	98%	98%	97%	97%
2-4 units	2	2	3	3

Total	100%	100%	100%	100%

Property type:
Single-family homes	91%	91%	91%	91%
Condo/Co-op	9	9	9	9

Total	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2) For the Three Months Ended March 31,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2012	2011	March 31, 2012	December 31, 2011
Occupancy type:
Primary residence	89%	89%	89%	89%
Second/vacation home	4	5	5	5
Investor	7	6	6	6

Total	100%	100%	100%	100%

FICO credit score at origination:
< 620	1%	* %	3%	3%
620 to < 660	2	2	7	7
660 to < 700	6	7	13	13
700 to < 740	15	17	20	20
>= 740	76	74	57	57

Total	100%	100%	100%	100%

Weighted average	763	762	739	738
Loan purpose:
Purchase	17%	18%	30%	31%
Cash-out refinance	16	19	26	27
Other refinance	67	63	44	42

Total	100%	100%	100%	100%

Geographic concentration:(9)
Midwest	15%	15%	15%	15%
Northeast	19	20	19	19
Southeast	19	20	23	24
Southwest	15	15	16	15
West	32	30	27	27

Total	100%	100%	100%	100%

Origination year:
<= 2001			2%	2%
2002			2	2
2003			8	9
2004			5	5
2005			7	7
2006			6	7
2007			9	10
2008			6	7
2009			15	17
2010			17	18
2011			18	16
2012			5	—

Total			100%	100%

*	Represents less than 0.5% of single-family conventional business volume or book of business.

(1)

We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5%

of our single-family conventional guaranty book of business as of March 31, 2012 and December 31, 2011. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

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

(4)

Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented 5% of our single-family conventional guaranty book of business as of March 31, 2012 and December 31, 2011. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management—Credit Profile Summary” in our 2011 Form 10-K for additional information on loan limits.

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

Credit Profile Summary

The single-family loans we purchased or guaranteed in the first quarter of 2012 have a strong credit profile with a weighted average original LTV ratio of 70%, a weighted average FICO credit score of 763, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans. Due to an increase in the volume of Refi Plus loans (including HARP loans) with higher LTV ratios, the weighted average LTV ratio at origination for our acquisitions in the first quarter of 2012 was higher than for our acquisitions in the first quarter of 2011.

Whether our future acquisitions will exhibit the same credit profile as our recent acquisitions depends on many factors, including our future pricing and eligibility standards, our future objectives, mortgage insurers' eligibility standards, our future volume of Refi Plus acquisitions, which typically include higher LTV ratios and lower FICO credit scores, and future market conditions. We expect the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices.

The credit profile of our acquisitions has been influenced by historically low mortgage rates in recent periods, which has resulted in an increase in the percentage of acquisitions that are refinanced loans. Refinanced loans, which include Refi Plus loans, comprised 83% of our single-family acquisitions in the first quarter of 2012. Refinanced loans generally have a strong credit profile because refinancing indicates borrowers’ ability to make their mortgage payment and desire to maintain homeownership, but it is uncertain if Refi Plus loans, which may have lower FICO credit scores and higher LTV ratios than we generally require, will ultimately perform as well as traditional refinanced loans. Under our Refi Plus initiative, which offers expanded refinance opportunities for eligible Fannie Mae borrowers and includes but is not limited to HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Refi Plus constituted approximately 22% of our total single-family acquisitions in the first quarter of 2012, compared with approximately 24% of total single-family acquisitions in all of 2011. It is too early to determine whether the ultimate performance of loans with higher risk characteristics refinanced under the Refi Plus program will be different than the performance of other refinanced loans; however, we do expect Refi Plus loans will perform better than the loans they replace because Refi Plus loans should reduce the borrowers’ monthly payments or otherwise provide more sustainability than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). Approximately 20% of our total single-family conventional business volume for the first quarter of 2012 consisted of loans with LTV ratios higher than 80% at the time of purchase compared with 16% for the first quarter of 2011.

The prolonged and severe decline in home prices over the past several years has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business to remain high at 80% as of March 31, 2012, and 79% as of December 31, 2011. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 19% as of March 31, 2012, and 18% as of December 31, 2011. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.

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

We have classified a mortgage loan as Alt-A if the lender that delivered the loan to us classified the loan as Alt-A based on documentation or other features. We have classified a mortgage loan as subprime if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. We apply our classification criteria in order to determine our Alt-A and subprime loan exposures; however, we have other loans with some features that are similar to Alt-A and subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $175.9 billion as of March 31, 2012, represented approximately 6.3% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $5.6 billion as of March 31, 2012, represented approximately 0.2% of our single-family conventional guaranty book of business.

Problem Loan Management

Our problem loan management strategies are primarily focused on reducing defaults to avoid losses that would otherwise occur and pursuing foreclosure alternatives to attempt to minimize the severity of the losses we incur. If a borrower does not make required payments, or is in jeopardy of not making payments, we work with the servicers of our loans to offer workout solutions to minimize the likelihood of foreclosure as well as the severity of loss. Our loan workouts reflect our various types of home retention solutions, including loan modifications, repayment plans and forbearances, and foreclosure alternatives, including short sales and deeds-in-lieu of foreclosure. When appropriate, we seek to move to foreclosure expeditiously.

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

In the following section, we present statistics on our problem loans, describe specific efforts undertaken to manage these loans and prevent foreclosures and provide metrics regarding the performance of our loan workout activities. Unless otherwise noted, single-family delinquency data is calculated based on number of loans. We include single-family conventional loans that we own and that back Fannie Mae MBS in the calculation of the single-family delinquency rate. Seriously delinquent loans are loans that are three or more monthly payments past due or in the foreclosure process. Percentage of book outstanding calculations are based on the unpaid principal balance of loans for each category divided by the unpaid principal balance of our total single-family guaranty book of business for which we have detailed loan-level information.

Problem Loan Statistics

The following table displays the delinquency status of loans in our single-family conventional guaranty book of business (based on number of loans) as of the dates indicated.

Table 34:    Delinquency Status of Single-Family Conventional Loans

	As of
	March 31, 2012	December 31, 2011	March 31, 2011
Delinquency status:
30 to 59 days delinquent	1.78%	2.17%	1.93%
60 to 89 days delinquent	0.59	0.74	0.70
Seriously delinquent	3.67	3.91	4.27
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	73%	70%	71%

Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans are now 56% of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent.

Although our single-family serious delinquency rate has decreased significantly since the first quarter of 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent have been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. Continuing issues in the servicer foreclosure process and changing legislative, regulatory and judicial requirements have lengthened the time it takes to foreclose on a mortgage loan in many states. In addition, servicers and states are dealing with the backlog of foreclosures resulting from these delays and from the elevated level of foreclosures resulting from the housing market downturn. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last year than it would have if the pace of foreclosures had been faster. We believe the changes in the foreclosure environment will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses. We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, the volume of loan modifications and the extent to which borrowers with modified loans continue to make timely payments. We expect the number of our single-family loans that are seriously delinquent to remain well above pre-2008 levels for years.

Table 35 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.

Table 35:    Single-Family Serious Delinquency Rates

	As of
	March 31, 2012		December 31, 2011		March 31, 2011
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	3.39%	15%	3.73%	15%	3.99%
Northeast	19	4.30	19	4.43	19	4.30
Southeast	23	5.36	24	5.68	24	6.08
Southwest	16	2.10	15	2.30	15	2.73
West	27	2.72	27	2.87	27	3.61

Total single-family conventional loans	100%	3.67%	100%	3.91%	100%	4.27%

Single-family conventional loans:
Credit enhanced	14%	8.35%	14%	9.10%	15%	10.13%
Non-credit enhanced	86	2.93	86	3.07	85	3.26

Total single-family conventional loans	100%	3.67%	100%	3.91%	100%	4.27%

(1)	See footnote 9 to “Table 33: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

While loans across our single-family guaranty book of business have been affected by the weak market conditions, loans in certain states, certain higher-risk loan categories, such as Alt-A loans and loans with higher mark-to-market LTVs, and our 2005 through 2008 loan vintages continue to exhibit higher than average delinquency rates and/or account for a disproportionate share of our credit losses. California, Florida, Arizona, Nevada and some states in the Midwest have experienced more significant declines in home prices coupled with unemployment rates that remain high.

Table 36 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the dates indicated. The reported categories are not mutually exclusive.

Table 36:    Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	March 31, 2012				December 31, 2011				March 31, 2011
	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to- Market LTV Ratio(1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to- Market LTV Ratio(1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to- Market LTV Ratio(1)
	(Dollars in millions)
States:
Arizona	$66,544	2%	3.22%	105%	$66,875	2%	3.65%	109%	$70,055	2%	5.16%	110%
California	523,745	19	2.24	81	516,608	19	2.46	81	518,569	19	3.35	78
Florida	173,178	6	11.35	106	175,344	6	11.80	108	182,943	7	12.40	110
Nevada	28,405	1	7.06	138	28,766	1	7.42	138	30,856	1	9.40	133
Select Midwest states (2)	283,725	10	4.02	85	284,060	10	4.39	84	294,182	10	4.62	82
All other states	1,701,671	62	3.01	74	1,689,846	62	3.18	73	1,718,421	61	3.34	73
Product type:
Alt-A	175,908	6	12.03	103	182,236	7	12.43	101	203,709	7	13.45	100
Subprime	5,609	*	21.67	113	5,791	*	23.18	111	6,328	*	27.47	108
Vintages:
2005	178,996	7	7.23	97	190,521	7	7.27	95	222,662	8	7.17	93
2006	176,489	6	11.58	113	186,835	7	11.81	111	218,938	8	12.12	109
2007	253,587	9	12.27	114	269,012	10	12.62	112	315,420	11	13.08	109
2008	176,632	6	5.74	94	192,713	7	5.64	92	238,391	8	5.10	88
All other vintages	1,991,564	72	1.49	70	1,922,418	69	1.59	69	1,819,614	65	1.64	67
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	515,774	19	12.77	130	493,762	18	13.76	131	499,432	18	15.72	130
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	18,663	1	16.83	117	18,992	1	18.67	115	20,656	1	20.20	113

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.

Loan Workout Metrics

Table 37 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications or repayment and forbearance plans that have been initiated but not completed.

Table 37:    Statistics on Single-Family Loan Workouts

	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention solutions:
Modifications	$8,881	46,671	$10,668	51,043
Repayment plans and forbearances completed(1)	1,292	8,864	1,374	9,916

	10,173	55,535	12,042	60,959

Foreclosure alternatives:
Short sales	4,009	18,614	3,415	15,344
Deeds-in-lieu of foreclosure	613	3,599	318	1,776

	4,622	22,213	3,733	17,120

Total loan workouts	$14,795	77,748	$15,775	78,079

Loan workouts as a percentage of single-family guaranty book of business(2)	2.07%	1.75%	2.18%	1.73%

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.

The volume of home retention solutions completed in the first quarter of 2012 decreased compared with the first quarter of 2011, primarily due to a decline in the number of seriously delinquent loans in the first quarter of 2012, compared with the first quarter of 2011.

During the first quarter of 2012, we initiated approximately 41,100 trial modifications, including Home Affordable Modification Program (“HAMP”) and non-HAMP, compared with approximately 49,700 trial modifications during the first quarter of 2011. We also initiated other types of workouts, such as repayment plans and forbearances. It is difficult to predict how many of these trial modifications and initiated plans will be completed.

HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of March 31, 2012, 54% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers were required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 85% as of March 31, 2012. The average length of a trial period for HAMP modifications initiated after June 1, 2010 was four months.

In addition to our home retention solutions, we continue to focus on alternatives to foreclosure for borrowers who are unable to retain their homes. The number of foreclosure alternatives we agreed to during the first quarter of 2012 remained high as these are favorable solutions for a large number of borrowers. We expect the volume of our home retention solutions and foreclosure alternatives to remain high throughout the remainder of 2012.

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

Table 38 displays the percentage of our loan modifications completed during the first quarter of 2011, 2010 and the second half of 2009 that were current or paid off one year after modification, as well as the percentage of our loan modifications completed during the first quarter of 2010 and the second half of 2009 that were current or paid off two years after modification. We implemented HAMP in early 2009, and thus did not complete a significant number of modifications under this program until the third quarter of 2009.

Table 38:    Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2011	2010				2009
	Q1	Q4	Q3	Q2	Q1	Q4	Q3
One Year Post-Modification
HAMP Modifications	77%	74%	74%	74%	76%	73%	71%
Non-HAMP Modifications	69	67	67	65	55	50	39
Total	74	69	70	70	65	58	42

Two Years Post-Modification
HAMP Modifications					70%	67%	64%
Non-HAMP Modifications					52	48	37
Total					60	55	39

(1)

Excludes loans that were classified as subprime ARMs that were modified into fixed rate mortgages and were current at the time of modification. Modifications included permanent modifications, but do not reflect loans currently in trial modifications.

We began changing the structure of our non-HAMP modifications in 2010 to lower borrowers' monthly mortgage payments to a greater extent, which improved the performance of our non-HAMP modifications overall. In addition, because post-modification performance was greater for our HAMP modifications than for our non-HAMP modifications, we began in September 2010 to include trial periods for our non-HAMP modifications.

There is significant uncertainty regarding the ultimate long term success of our current modification efforts. We believe the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices. Modifications, even those with reduced monthly payments, may also not be sufficient to help borrowers with second liens and other significant non-mortgage debt obligations. FHFA, other agencies of the U.S. government or Congress may ask us to undertake new initiatives to support the housing and mortgage markets should our current modification efforts ultimately not perform in a manner that results in the stabilization of these markets. See “Risk Factors” in our 2011 Form 10-K for a discussion of efforts we may be required or asked to undertake and their potential effect on us.

REO Management

Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 39 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 39:    Single-Family Foreclosed Properties

	For the Three Months Ended March 31,
	2012	2011
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	118,528	162,489
Acquisitions by geographic area:(2)
Midwest	14,713	11,285
Northeast	3,219	2,004
Southeast	15,470	10,976
Southwest	7,946	13,666
West	6,352	15,618

Total properties acquired through foreclosure(1)	47,700	53,549
Dispositions of REO	(52,071)	(62,814)

End of period inventory of single-family foreclosed properties (REO)(1)	114,157	153,224

Carrying value of single-family foreclosed properties (dollars in millions)(3)	$9,721	$14,086

Single-family foreclosure rate(4)	1.07%	1.19%

(1)	Includes acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 33: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)

Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The ongoing weak economy, as well as high unemployment rates, continues to result in a high level of mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure. Our foreclosure rates remain high; however, foreclosure levels were lower than they would have been during the first quarter of 2012 due to delays in the processing of foreclosures caused by continuing foreclosure process issues encountered by our servicers and changing legislative, regulatory and judicial requirements. The delay in foreclosures, as well as an increase in the number of dispositions of REO properties, has resulted in a decrease in the inventory of foreclosed properties since December 31, 2010.

We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, as we are unable to market and sell a higher portion of our inventory, the pace at which we can dispose of our properties slows, resulting in higher foreclosed property expenses related to costs associated with ensuring that the property is vacant and costs of maintaining the property.

Table 40 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.

Table 40:    Single-Family Foreclosed Property Status

	Percent of Single-Family Foreclosed Properties As of
	March 31, 2012	December 31, 2011
Available-for-sale	22%	28%
Offer accepted(1)	20	17
Appraisal stage(2)	10	8
Unable to market:
Redemption status(3)	13	12
Occupied status(4)	14	15
Rental property(5)	8	7
Properties being repaired	5	6
Other	8	7

Total unable to market	48	47

Total	100%	100%

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are within the period during which state laws allows the former mortgagor and second lien holders to redeem the property.

(4)	Properties that are still occupied, and for which the eviction process is not yet complete.

(5)	Properties with a tenant living in the home under our Tenant in Place or Deed for Lease programs.

In February 2012, FHFA announced the pilot of an REO initiative that will allow qualified investors to purchase pools of foreclosed properties from us with the requirement to rent the purchased properties for a specified number of years. The pilot will involve the sale of pools of various types of assets including rental properties, vacant properties and nonperforming loans with a focus on the hardest-hit areas. The first pilot transaction will involve the sale of approximately 2,500 properties located in eight geographic areas, including Atlanta, Chicago, Las Vegas, Los Angeles, Phoenix, and parts of Florida. We do not yet know whether this initiative will have a material impact on our future REO sales and REO inventory levels.

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

Multifamily Acquisition Policy and Underwriting Standards

Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 86% of our multifamily guaranty book of business as of March 31, 2012 and December 31, 2011.

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

Table 41 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated.

Table 41:    Multifamily Lender Risk-Sharing

	As of
	March 31, 2012	December 31, 2011
Lender risk-sharing
DUS	69%	68%
Non-DUS negotiated	10	11
No recourse to the lender	21	21

At the time of our purchase or guarantee of multifamily mortgage loans, we and our lenders rely significantly on sound underwriting standards, which often include third-party appraisals and cash flow analysis. Our standards for multifamily loans specify maximum original LTV and minimum original debt service coverage ratio (“DSCR”) values that vary based on loan characteristics. Our experience has been that original LTV and DSCR values have been reliable indicators of future credit performance.

Table 42 displays original LTV and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.

Table 42:    Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	March 31, 2012	December 31, 2011	March 31, 2011
Weighted average original LTV	66%	66%	66%
Original LTV greater than 80%	4	5	5
Original DSCR less than or equal to 1.10	8	8	9

Multifamily Portfolio Diversification and Monitoring

Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration, and credit enhancement coverage is an important factor that influences credit performance and helps reduce our credit risk.

We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan; at the loan, property, and portfolio level. We monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR ratio less than 1.0 was approximately 7% as of March 31, 2012 and December 31, 2011.

Problem Loan Management and Foreclosure Prevention

The number of multifamily loans at risk of becoming seriously delinquent has continued to decrease in the first quarter of 2012, as early-stage delinquencies have decreased. Since delinquency rates are a lagging indicator, we expect to continue to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and enact proactive portfolio management and monitoring which are each designed to keep credit losses to a low level relative to our multifamily guaranty book of business.

Problem Loan Statistics

We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.

Table 43 displays a comparison of our multifamily serious delinquency rates for loans acquired through DUS lenders versus loans acquired through non-DUS lenders and the percentage of total multifamily credit losses they represent.

Table 43:    Multifamily Concentration Analysis

	As of						Percentage of Multifamily Credit Losses For the Three Months Ended March 31,
	March 31, 2012		December 31, 2011		March 31, 2011
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
							2012	2011
DUS small balance loans(1)	8%	0.42%	8%	0.45%	8%	0.68%	4%	8%
DUS non small balance loans(2)	73	0.25	72	0.51	70	0.48	88	70
Non-DUS small balance loans(1)	8	1.22	9	1.38	10	1.41	8	15
Non-DUS non small balance loans(2)	11	0.55	11	0.57	12	0.88	—	7

Total multifamily loans	100	0.37	100	0.59	100	0.64	100	100

(1)	Loans with original unpaid principal balances up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(2)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.

The multifamily serious delinquency rate decreased as of March 31, 2012 compared with December 31, 2011 as national multifamily market fundamentals continued to improve. The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Small balance non-DUS loans continue to represent a disproportionately large share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur.

Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, acquired through non-DUS lenders continue to exhibit higher delinquencies than small balance loans acquired through DUS lenders. These small balance non-DUS loans account for 27% of our multifamily serious delinquencies and 8% of our multifamily guaranty book of business as of March 31, 2012 compared with 20% of our multifamily serious delinquencies and 9% of our multifamily guaranty book of business as of December 31, 2011. These small balance non-DUS loan acquisitions were most common in 2007 and 2008 and have not been a significant portion of our total multifamily acquisitions since 2008. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time.

In addition, Florida, Nevada, and Ohio have a disproportionately high share of seriously delinquent loans compared with their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These states accounted for 36% of multifamily serious delinquencies but only 8% of the multifamily guaranty book of business as of March 31, 2012.

REO Management

Foreclosure and REO activity affect the level of our credit losses. Table 44 displays our held for sale multifamily REO activity for the periods indicated.

Table 44:    Multifamily Foreclosed Properties

	For the Three Months Ended March 31,
	2012	2011
Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	260	222
Total properties acquired through foreclosure	61	50
Disposition of REO	(58)	(37)

End of period inventory of multifamily foreclosed properties (REO)	263	235

Carrying value of multifamily foreclosed properties (dollars in millions)(1)	$646	$576

(1)	Excludes DUS lender risk-sharing receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

The increase in our multifamily foreclosed property inventory reflects the continuing stress on our multifamily guaranty book of business as certain local markets and properties continue to exhibit weak fundamentals, though national multifamily market fundamentals continued to improve in the first quarter of 2012.

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

See “MD&A—Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” in our 2011 Form 10-K for additional information about our institutional counterparties, including counterparty risk we face from mortgage originators and investors, from debt security and mortgage dealers, and from document custodians.

Mortgage Seller/Servicers

Our primary exposures to institutional counterparty risk are with mortgage seller/servicers that service the loans we hold in our mortgage portfolio or that back our Fannie Mae MBS, as well as seller/servicers that are obligated to repurchase loans from us or reimburse us for losses in certain circumstances. We rely on mortgage seller/servicers to meet our servicing standards and fulfill their servicing and repurchase obligations.

Our business with our mortgage seller/servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 74% of our single-family guaranty book of business as of March 31, 2012, compared to 75% as of December 31, 2011. Our largest mortgage servicer is Bank of America, N.A. which, together with its affiliates, serviced approximately 20% of our single-family guaranty book of business as of March 31, 2012, compared with 21% as of December 31, 2011. In addition, we had two other mortgage servicers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of March 31, 2012 and December 31, 2011. In addition, Wells Fargo Bank serviced over 10% of our multifamily guaranty book of business as of March 31, 2012 and December 31, 2011. Although our business with our mortgage seller/servicers is concentrated, a number of our largest mortgage seller/servicer counterparties have recently reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller financial institutions and some of our servicing volume is shifting to smaller or non-traditional servicers that may not have the same financial strength or operational capacity as our largest servicers. See “Risk Factors” for a description of the risks to our business associated with a decrease in the concentration of our business with large institutions.

Because we delegate the servicing of our mortgage loans to mortgage servicers and do not have our own servicing function, servicers’ lack of appropriate process controls or the loss of business from a significant mortgage servicer counterparty could pose significant risks to our ability to conduct our business effectively. Many of our largest servicer counterparties continue to reevaluate the effectiveness of their process controls. Many servicers are also subject to consent orders by their regulators that require the servicers to correct foreclosure process deficiencies and improve their servicing and foreclosure practices. This has resulted in extended foreclosure timelines and, therefore, additional holding costs for us, such as property taxes and insurance, repairs and maintenance, and valuation adjustments due to home price changes. See “Executive Summary” in our 2011 Form 10-K for a discussion of managing foreclosure timelines.

Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to our demands that seller/servicers meet these obligations collectively as “repurchase requests.” The number of our repurchase requests remained high during the first quarter of 2012, and we expect that the amount of our outstanding repurchase requests will remain high. As the volume of repurchase requests increases, so does the risk that affected seller/servicers will not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations. Failure by a significant seller/servicer counterparty, or a number of seller/servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material adverse effect on our results of operations or financial condition. We estimate our allowance for loan losses assuming the benefit of repurchase demands only from those counterparties we determine have the financial capacity to fulfill this obligation. Accordingly, as of March 31, 2012, in estimating our allowance for loan losses we assumed no benefit from repurchase demands due to us from seller/servicers that lacked the financial capacity to honor their contractual obligations.

Table 45 displays repurchase request activity, measured by unpaid principal balance, during the three months ended March 31, 2012 and 2011. The dollar amounts of our outstanding repurchase requests provided below are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until the completion of a full underwriting review, once the documents and loan files are received.

Table 45:    Repurchase Request Activity

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Beginning outstanding repurchase requests	$10,400	$5,007
Issuances	6,556	6,350
Collections	(2,361)	(1,595)
Other resolutions(1)	(2,105)	(886)

Total successfully resolved	(4,466)	(2,481)

Cancellations	(337)	(227)

Ending outstanding repurchase requests	$12,153	$8,649

(1)

Includes repurchase requests that were successfully resolved through reimbursement of losses or other remedies such as, but not limited to, loan pricing adjustments, indemnification or future repurchase agreements, lender corrective action, or negotiated settlements.

Table 46 displays our top five mortgage seller/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of March 31, 2012 and December 31, 2011. Table 46 also displays the mortgage seller/servicers balance and percentage of our repurchase requests that were over 120 days outstanding, and the seller/servicers’ repurchase requests outstanding over 120 days as a percentage of total repurchase requests outstanding over 120 days, as of March 31, 2012 and December 31, 2011.

Table 46:    Outstanding Repurchase Requests(1)

	Outstanding Repurchase Requests as of
	March 31, 2012				December 31, 2011
	Total Outstanding Balance(3)	Over 120 Days(2)			Total Outstanding Balance(3)	Over 120 Days(2)
		Balance(3)%		% of Total		Balance(3)%		% of Total
	(Dollars in millions)
Mortgage Seller/Servicer Counterparty:
Bank of America, N.A.	$7,057	$3,039	43%	71%	$5,449	$1,841	34%	59%
JPMorgan Chase Bank, N.A.	1,251	187	15	4	1,136	197	17	6
CitiMortgage(4)	955	249	26	6	917	226	25	7
Wells Fargo Bank, N.A.(4)	797	231	29	5	830	259	31	8
SunTrust Bank, Inc.(4)	380	75	20	2	430	40	9	1
Other(5)	1,713	478	28	12	1,638	576	35	19

Total	$12,153	$4,259		100%	$10,400	$3,139		100%

(1)	Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the outstanding repurchase requests until the completion of a full underwriting review.

(2)	Measured from either the original repurchase request date or, for lenders remitting after the property is disposed, the date of our final loss determination.

(3)

Based on the unpaid principal balance of the loans underlying the repurchase request issued. In some cases, lenders remit payment equal to our loss on sale of the loan as REO, which includes imputed interest, and is significantly lower than the unpaid principal balance of the loan. Also includes repurchase requests resulting from the rescission of mortgage insurance coverage.

(4)	Seller/servicer has entered into a plan with us to resolve certain outstanding repurchase requests and/or has posted collateral to us.

(5)	Includes some seller/servicers that have entered into a plan with us to resolve outstanding repurchase requests and/or have posted collateral to us.

We continue to aggressively pursue our contractual rights associated with outstanding repurchase requests. Failure by a seller/servicer to repurchase a loan or to otherwise make us whole for our losses may result in the imposition of certain sanctions including, but not limited to:

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

Since the fourth quarter of 2011, Bank of America, the seller/servicer with which we have the most repurchase requests outstanding, slowed the pace of its repurchases. As a result of Bank of America’s failure to honor its contractual obligations in a timely manner, the already high volume of our outstanding repurchase requests with Bank of America increased substantially. Measured by unpaid principal balance, Bank of America accounted for approximately 58% of our total outstanding repurchase requests as of March 31, 2012, compared with 52% as of December 31, 2011 and 41% as of December 31, 2010. Similarly, Bank of America accounted for 71% of our repurchase requests that had been outstanding for more than 120 days as of March 31, 2012, compared with 59% as of December 31, 2011 and 37% as of December 31, 2010. We are taking steps to address Bank of America’s delays in honoring our repurchase requests. For example, we did not renew our existing loan delivery contract with Bank of America at the end of January 2012, which significantly restricts the types of loans it can deliver to us. Bank of America, however, can continue delivering loans to us under our Refi Plus initiative, including HARP loans. Bank of America’s failure to honor repurchase obligations in a timely manner has not caused us to change our estimate of the amounts we expect to collect from them ultimately, and we continue to work with Bank of America to resolve these issues. If we collect less than the amount we expect from Bank of America, we may be required to seek additional funds from Treasury under our senior preferred stock purchase agreement. Table 46 above displays our top five mortgage seller/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of March 31, 2012. We do not expect the change in our loan delivery agreement with Bank of America to be material to our business or results of operations as Bank of America represented less than 5% of our loan delivery volume in the quarter ended December 31, 2011.

We are also exposed to the risk that a mortgage seller/servicer or another party involved in a mortgage loan transaction will engage in mortgage fraud by misrepresenting the facts about the loan. We have experienced financial losses in the past and may experience significant financial losses and reputational damage in the future as a result of mortgage fraud. See “Risk Factors” in our 2011 Form 10-K for additional discussion on risks of mortgage fraud to which we are exposed.

Mortgage Insurers

We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 47 displays our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our unpaid principal balance covered by insurance for our mortgage insurer counterparties as of March 31, 2012 and December 31, 2011. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of March 31, 2012 and December 31, 2011. See “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers” in our 2011 Form 10-K for a discussion on the credit ratings of our mortgage insurers.

Table 47:    Mortgage Insurance Coverage

	Maximum Coverage(1)				Unpaid Principal Balance Covered By Insurance(2)
	As of March 31, 2012			As of December 31, 2011	As of March 31, 2012	As of December 31, 2011
Counterparty:(3)	Primary	Pool	Total
	(Dollars in millions)
Mortgage Guaranty Insurance Corporation	$19,736	$1,555	$21,291	$21,479	$87,833	$89,872
Radian Guaranty, Inc.	15,660	333	15,993	15,505	65,630	63,534
United Guaranty Residential Insurance Company	14,936	129	15,065	14,579	61,199	59,233
Genworth Mortgage Insurance Corporation	13,540	58	13,598	13,628	54,822	54,893
PMI Mortgage Insurance Co.	10,374	238	10,612	11,128	45,428	47,734
Republic Mortgage Insurance Company	7,923	872	8,795	9,219	37,108	39,130
Triad Guaranty Insurance Corporation	2,390	637	3,027	3,150	11,924	12,400
CMG Mortgage Insurance Company(4)	1,968	—	1,968	1,951	8,314	8,241
Essent Guaranty, Inc.	601	—	601	395	2,556	1,685
Others	217	—	217	217	1,222	1,214

Total	$87,345	$3,822	$91,167	$91,251	$376,036	$377,936

Total as a percentage of single-family guaranty book of business			3%	3%	13%	13%

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

As of May 9, 2012, one of our mortgage insurance counterparties, PMI Mortgage Insurance Co. (“PMI”), has publicly disclosed that it is now in receivership. Three of our mortgage insurance counterparties—Triad Guaranty Insurance Corporation (“Triad”), Republic Mortgage Insurance Company (“RMIC”), and PMI—have publicly disclosed that they are in run-off. A mortgage insurer that is in run-off continues to collect premiums and pay claims on its existing insurance business, but no longer writes new insurance. One mortgage insurer, Genworth Mortgage Insurance Corporation (“Genworth”), is currently operating pursuant to a waiver it received from its regulator of the state regulatory capital requirements applicable to its main insurance writing entity. An additional two of our mortgage insurers—Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Guaranty, Inc. (“Radian”)—have disclosed that, in the absence of additional capital contributions to their insurance writing entity, their capital might fall below state regulatory capital requirements in the future. In April 2012, Radian announced that it had entered into a reinsurance agreement with an external reinsurance provider to proactively manage its mortgage insurance risk-to-capital position. These six mortgage insurers provided a combined $73.3 billion, or 80%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2012.

We are unable to determine how long our mortgage insurer counterparties that are operating under a waiver will continue to operate under a waiver, or that are currently below their state-imposed risk-to-capital limits will remain below these limits. If these mortgage insurers are not able to raise capital and they exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure and maintain a waiver from their state regulator. This would increase the risk that these mortgage insurers will fail to pay our claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate.

The weak financial condition of many of our mortgage insurer counterparties increases the significant risk that these counterparties will fail to fulfill their obligations to pay our claims under insurance policies. If we determine that it is probable that we will not collect all of our claims from one or more of these mortgage insurer counterparties, it could result in an increase in our loss reserves, which could adversely affect our earnings, liquidity, financial condition and net worth.

We evaluate each of our mortgage insurer counterparties individually to determine whether or under what conditions it will remain eligible to insure new mortgages sold to us. Based on our evaluation, we may impose additional terms and conditions of approval on some of our mortgage insurers, including: limiting the volume and types of loans they may insure for us; requiring them to obtain our consent prior to entering into risk sharing arrangements with mortgage lenders; requiring them to meet certain financial conditions, such as maintaining a minimum level of policyholders’ surplus, a maximum risk-to-capital ratio, a maximum combined ratio, or a minimum amount of acceptable liquid assets; or requiring that they secure parental or other capital support agreements.

The claims obligations of RMIC, PMI and Triad have been partially deferred pursuant to orders from their state regulators. State regulators could take additional corrective actions against RMIC and Triad, including placing them into receivership. While our remaining mortgage insurers have continued to pay claims owed to us in full, there can be no assurance that they will continue to do so given their current financial condition.

Some mortgage insurers have explored corporate restructurings designed to provide relief from risk-to-capital limits in certain states. We have approved several restructurings so that certain of our mortgage insurer counterparties or their subsidiaries could continue to write new business. Additionally, mortgage insurers continue to approach us with various proposed corporate restructurings that would require our approval of affiliated mortgage insurance writing entities.

The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage decreased but remained high in the first quarter of 2012. In those cases where the mortgage insurer has rescinded coverage, we require the seller/servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of March 31, 2012, by the period in which the claim was filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.

Table 48:    Rescission Rates of Mortgage Insurance Claims

	As of March 31, 2012
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
2010	11%	90%
First nine months of 2011	8	65
Pool mortgage insurance claims filed in:
2010	14%	99%
First nine months of 2011	10	91

(1)	Represents claims filed during the period that have been rescinded as of March 31, 2012, divided by total claims filed during the same period. Denied claims are excluded.

(2)

Represents claims filed during the period that have been resolved as of March 31, 2012, divided by the total claims filed during the same period. Claims resolved mainly consist of claims for which we have settled and claims for which coverage has been rescinded by the mortgage insurer.

When we estimate the credit losses that are inherent in our mortgage loan portfolio and under the terms of our guaranty obligations, we also consider the recoveries that we will receive on primary mortgage insurance, as mortgage insurance recoveries would reduce the severity of the loss associated with defaulted loans. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due recovery amounts to ensure that only probable losses as of the balance sheet date are included in our loss reserve estimate. As a result, if our assessment of one or more of our mortgage insurer counterparties’ ability to fulfill their respective obligations to us worsens, it could result in an increase in our loss reserves.

The following table displays our estimated benefit from mortgage insurer recoveries.

Table 49:    Estimated Mortgage Insurance Benefit

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Contractual mortgage insurance benefit	$15,237	$15,099
Less: Collectability adjustment(1)	2,571	2,867

Estimated benefit included in total loss reserves	$12,666	$12,232

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.

When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $3.7 billion as of March 31, 2012 and $3.6 billion as of December 31, 2011 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $894 million as of March 31, 2012 and $639 million as of December 31, 2011 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectibility, and they were recorded net of a valuation allowance of $786 million as of March 31, 2012 and $570 million as of December 31, 2011 in “Other assets.” These mortgage insurance receivables are short-term in nature, having an average duration of approximately six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.3 billion during the first quarter of 2012 compared with $1.6 billion during the first quarter of 2011.

Financial Guarantors

We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 50 displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of March 31, 2012 and December 31, 2011.

Table 50:     Unpaid Principal Balance of Financial Guarantees

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Alt-A private-label securities	$1,206	$1,279
Subprime private-label securities	1,367	1,398
Mortgage revenue bonds	4,897	4,931
Other mortgage-related securities	311	317
Non mortgage-related securities	—	46

Total	$7,781	$7,971

With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to repay us for claims under guaranty contracts. Ambac provided coverage on $3.2 billion, or 41%, of our total non-governmental guarantees, as of March 31, 2012. However, based on the stressed financial condition of our non-governmental financial guarantor counterparties, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. We model our securities without assuming the benefit of non-governmental financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of March 31, 2012, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from any non-governmental counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary-impairment.

We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $30.3 billion as of March 31, 2012 and $31.4 billion as of December 31, 2011.

Lenders with Risk Sharing

We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $12.3 billion as of March 31, 2012 and $12.8 billion as of December 31, 2011. As of March 31, 2012, 59% of our maximum potential loss recovery on single-family loans was from three lenders and as of December 31, 2011, 58% of our maximum potential loss recovery on single-family loans was from the same three lenders. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $32.7 billion as of March 31, 2012 and $32.1 billion as of December 31, 2011. As of March 31, 2012 and December 31, 2011, 40% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.

Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 46% as of March 31, 2012 and December 31, 2011. The percentage of these recourse obligations to lender counterparties rated below investment grade was 26% as of March 31, 2012 and December 31, 2011. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 28% as of March 31, 2012 and December 31, 2011. Given the stressed financial condition of some of our lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.

As noted above in “Multifamily Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that span the spectrum from large depositories to independent non-bank financial institutions. Approximately 42% as of March 31, 2012, and 51% as of December 31, 2011, of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guarantee from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.

Custodial Depository Institutions

A total of $65.5 billion in deposits for single-family payments were received and held by 284 institutions in the month of March 2012 and a total of $66.4 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2011. Of these total deposits, 93% as of March 31, 2012 and 92%

as of December 31, 2011 were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions is concentrated. Our ten largest custodial depository institutions held 93% of these deposits as of March 31, 2012 and 92% of these deposits as of December 31, 2011.

If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. In the month of March 2012, approximately $5.9 billion or 9% of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $6.1 billion or 9% in the month of December 2011. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.

Issuers of Investments Held in our Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, U.S. Treasury securities and asset-backed securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. We held no unsecured positions with financial institutions as of March 31, 2012 or December 31, 2011. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.

Derivative Counterparty Credit Exposure

Our derivative counterparty credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists. For derivative instruments where the right of legal offset does not exist, we calculate the replacement cost of the outstanding derivative contracts in a gain position at the transaction level. The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” We manage our credit exposure by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities.

Our net counterparty credit exposure on derivatives contracts decreased to $59 million as of March 31, 2012, from $96 million as of December 31, 2011. We had outstanding interest rate and foreign currency derivative transactions with 16 counterparties as of March 31, 2012 and December 31, 2011. Derivatives transactions with 10 of our counterparties accounted for approximately 95% of our total outstanding notional amount as of March 31, 2012, with each of these counterparties accounting for between approximately 6% and 16% of the total outstanding notional amount. As of March 31, 2012, we had outstanding notional amounts and master netting agreements with 16 counterparties.

See “Note 9, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of March 31, 2012 and December 31, 2011, as well as a discussion of our collateral requirements including the impact of decreases in our credit ratings on our collateral obligations under our derivatives contracts.

Market Risk Management, Including Interest Rate Risk Management

We are subject to market risk, which includes interest rate risk, spread risk and liquidity risk. These risks arise from our mortgage asset investments. Interest rate risk is the risk of loss in value or expected future earnings that may result from changes to interest rates. Spread risk is the resulting impact of changes in the spread between our mortgage assets and our debt and derivatives we use to hedge our position. Liquidity risk is the risk that we will not be able to meet our funding obligations in a timely manner. We describe our sources of interest rate risk exposure and our strategy for managing interest rate risk and spread risk in “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management” in our 2011 Form 10-K.

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

The sensitivity measures presented in Table 51, which we disclose on a quarterly basis as part of our disclosure commitments with FHFA, are an extension of our monthly sensitivity measures. There are three primary differences between our monthly sensitivity disclosure and the quarterly sensitivity disclosure presented below: (1) the quarterly disclosure is expanded to include the sensitivity results for larger rate level shocks of plus or minus 100 basis points; (2) the monthly disclosure reflects the estimated pre-tax impact on the market value of our net portfolio calculated based on a daily average, while the quarterly disclosure reflects the estimated pre-tax impact calculated based on the estimated financial position of our net portfolio and the market environment as of the last business day of the quarter; and (3) the monthly disclosure shows the most adverse pre-tax impact on the market value of our net portfolio from the hypothetical interest rate shocks, while the quarterly disclosure includes the estimated pre-tax impact of both up and down interest rate shocks.

In addition, Table 51 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended March 31, 2012 and 2011.

Table 51:    Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	March 31, 2012	December 31, 2011
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.5	$0.3
-50 basis points	0.1	0.1
+50 basis points	—	(0.1)
+100 basis points	(0.3)	(0.4)
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	0.1

The duration gap for the three months ended March 31, 2012 averaged zero months which is similar to the results for the three months ended March 31, 2011.

	For the Three Months Ended March 31, 2012
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$—
Minimum	(0.9)	—	—
Maximum	0.4	0.1	0.2
Standard deviation	0.3	—	0.1

	For the Three Months Ended March 31, 2011
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)

Average	0.4	$0.1	$0.2
Minimum	(0.4)	—	0.1
Maximum	0.8	0.2	0.4
Standard deviation	0.2	—	0.1

(1)	Computed based on changes in LIBOR swap rates.

A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 52 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 52:    Derivative Impact on Interest Rate Risk (50 Basis Points)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(Dollars in billions)
As of March 31, 2012	$(1.1)	$—		$1.1
As of December 31, 2011	$(1.3)	$(0.1)		$1.2

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

In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2011 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. As of March 31, 2012, these sensitivities were relatively unchanged as compared with December 31, 2011. The fair value of our trading financial instruments and our other financial instruments as of March 31, 2012 and December 31, 2011 can be found in “Note 12, Fair Value.”

Liquidity Risk Management

See “Liquidity and Capital Management—Liquidity Management” for a discussion on how we manage liquidity risk.

Operational Risk Management

See “Risk Management—Operational Risk Management” in our 2011 Form 10-K for more information on our framework for managing operational risk.

FORWARD-LOOKING STATEMENTS

This report includes statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, our senior management may from time to time make forward-looking statements orally to analysts, investors, the news media and others. Forward-looking statements often include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “forecast,” “project,” “would,” “should,” “could,” “likely,” “may,” or similar words.

Among the forward-looking statements in this report are statements relating to:

•	Our expectation that our financial results for 2012 will be significantly better than our 2011 results;

•	Our expectation that housing will start to recover if the employment market continues to improve;

•

Our expectation of high levels of period-to-period volatility in our results of operations and financial condition because our derivatives are recorded at fair value in our financial statements while some of the instruments they hedge are not recorded at fair value in our financial statements;

•

Our expectation that the single-family loans we have acquired since the beginning of 2009, in the aggregate, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them;

•	Our expectation that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime;

•

Our expectation that the serious delinquency rates for single-family loans acquired in recent years will be higher after the loans have aged, but not as high as the March 31, 2012 serious delinquency rates of loans in our legacy book of business;

•	Our expectations regarding the credit profile of loans we acquire in the future, and the factors that will influence their credit profile;

•	Our expectation that the trends of stabilizing home prices and declining single-family serious delinquency rates will continue;

•	Our belief that our total loss reserves peaked as of December 31, 2011 and will not increase above $76.9 billion in the foreseeable future;

•

Our expectation that our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and will remain in our reserves until the loans are fully paid or default;

•	Our expectation that it will take a significant amount of time before our REO inventory is reduced to pre-2008 levels;

•

Our estimate that we will realize as credit losses nearly two-thirds of the fair value losses on loans purchased out of unconsolidated MBS trusts that are reflected in our condensed consolidated balance sheets, and eventually recover the remaining over one-third, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan;

•	Our belief that the changes in the foreclosure environment will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses;

•

Our expectation that serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process, the volume of loan modifications and the extent to which borrowers with modified loans continue to make timely payments;

•	Our expectation that the number of our single-family loans that are seriously delinquent will remain well above pre-2008 levels for years;

•	Our belief that continued federal government support of our business and the financial markets, as well as our status as a GSE, are essential to maintaining our access to debt funding;

•

Our expectation that changes or perceived changes in the government’s support could materially adversely affect our ability to refinance our debt as it becomes due, which could have a material adverse impact on our liquidity, financial condition and results of operations;

•	Our belief that our liquidity contingency plan may be difficult or impossible to execute for a company of our size in our circumstances;

•	Our expectation that weakness in the housing and mortgage markets will continue in 2012;

•	Our expectation that the high level of delinquent mortgage loans will ultimately result in high levels of foreclosures, which is likely to add to the excess housing inventory;

•	Our expectation that single-family default and severity rates will remain high in 2012, but will be lower than in 2011;

•	Our expectation that multifamily foreclosures in 2012 will remain generally commensurate with 2011 levels as certain local markets and properties continue to exhibit weak fundamentals;

•

Our expectations that changes to HARP announced in October 2011 will result in our acquisition of more refinancings in 2012 than we would have acquired in the absence of the changes, but that we will acquire fewer refinancings overall in 2012 than in 2011;

•	Our expectation that our loan acquisitions for 2012 will be lower than in 2011;

•

Our estimation that total originations in the U.S. single-family mortgage market in 2012 will decrease from 2011 levels by approximately 8%, from an estimated $1.36 trillion to an estimated $1.26 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will decline from approximately $900 billion to approximately $800 billion;

•	Our expectation that home prices on a national basis will decline further before stabilizing in 2013;

•

Our expectation of a peak-to-trough home price decline on a national basis ranging from 24% to 30%, with the occurrence of an additional adverse economic event needed to reach the high end of the range;

•	Our expectations regarding regional variations in home price declines and stabilization;

•	Our expectation that our credit-related expenses will remain high in 2012 but that, overall, our credit-related expenses will be lower in 2012 than in 2011;

•	Our expectation that our credit losses will remain high in 2012;

•	Our expectation that our realization of some credit losses will be delayed to the extent delays in foreclosures continue in 2012;

•

Our expectation that we will request additional draws under the senior preferred stock purchase agreement in future periods, which will further increase the dividends we owe to Treasury on the senior preferred stock;

•	Our expectation that, over time, our dividend obligation to Treasury will increasingly drive our future draws under the senior preferred stock purchase agreement;

•

Our expectation that, although we may experience period-to-period volatility in earnings and comprehensive income, we will not generate net income or comprehensive income in excess of our annual dividend obligation to Treasury over the long term;

•	Our expectation that uncertainty regarding the future of our company will continue;

•

Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors, including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

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

•	Our belief that Refi Plus loans may not perform as well as the other loans we have acquired since the beginning of 2009;

•

Our expectation that Refi Plus loans will perform better than the loans they replace because Refi Plus loans reduce the borrowers’ monthly payments or otherwise should provide more stability than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).

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

•	Our expectation that our debt funding activity will likely continue to decline in future periods as the size of our mortgage portfolio decreases;

•	Our intention to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities;

•	Our expectations regarding our credit ratings and their impact on us as set forth in “MD&A—Liquidity and Capital Management—Liquidity Management—Credit Ratings”;

•	Our expectation that the volume of our home retention solutions and foreclosure alternatives will remain high throughout the remainder of 2012;

•	Our belief that the performance of our workouts will be highly dependent on economic factors, such as unemployment rates, household wealth and income, and home prices;

•

Our expectation that the amount of our outstanding repurchase requests to seller/servicers will remain high, and that we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations;

•	Our expectation that the change in our loan delivery agreement with Bank of America will not be material to our business or results of operations;

•	Our expectations regarding recoveries from our lenders under risk sharing arrangements, and the possibility that we may require a lender to pledge collateral to secure its recourse obligations;

•	Our beliefs regarding whether our financial guarantor counterparties will be able to fully meet their obligations to us in the future;

•	Our belief that we have limited credit exposure on government loans;

•	Our expectation that the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices;

•

Our expectation that implementing recent Congressional and FHFA directives will increase our operational risk and may potentially result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period; and

•

Our belief that none of the seven lawsuits relating to the payment of transfer taxes described in “Note 13, Commitments and Contingencies” is likely to have a material impact on our business, either individually or in the aggregate.

Forward-looking statements reflect our management’s expectations, forecasts or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this report, including, but not limited to, the following: the uncertainty of our future; legislative and regulatory changes affecting us; challenges we face in retaining and hiring qualified employees; the deteriorated credit performance of many loans in our guaranty book of business; the conservatorship and its effect on our business; the investment by Treasury and its effect on our business; adverse effects from activities we undertake to support the mortgage market and help borrowers; a decrease in our credit ratings; limitations on our ability to access the debt capital markets; further disruptions in the housing and credit markets; defaults by one or more institutional counterparties; our reliance on mortgage servicers; guidance by the Financial Accounting Standards Board (“FASB”); operational control weaknesses; our reliance on models; the level and volatility of interest rates and credit spreads; changes in the structure and regulation of the financial services industry; and those factors described in “Risk Factors” in this report and in our 2011 Form 10-K, as well as the factors described in “Executive Summary—Outlook—Factors that Could Cause Actual Results to be Materially Different from our Estimates and Expectations” in this report.

Readers are cautioned to place forward-looking statements in this report or that we make from time to time into proper context by carefully considering the factors discussed in “Risk Factors” in our 2011 Form 10-K and in this report. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise, except as required under the federal securities laws.

Item 1.	Financial Statements

FANNIE MAE

(In conservatorship)

Condensed Consolidated Balance Sheets—(Unaudited)

(Dollars in millions, except share amounts)

	As of
	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$22,049	$17,539
Restricted cash (includes $51,347 and $45,900, respectively, related to consolidated trusts)	55,921	50,797
Federal funds sold and securities purchased under agreements to resell or similar arrangements	15,000	46,000
Investments in securities:
Trading, at fair value	75,806	74,198
Available-for-sale, at fair value (includes $1,091 and $1,191, respectively, related to consolidated trusts)	73,779	77,582

Total investments in securities	149,585	151,780

Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $56 and $66, respectively, related to consolidated trusts)	282	311
Loans held for investment, at amortized cost:
Of Fannie Mae	377,031	380,134
Of consolidated trusts (includes $4,292 and $3,611, respectively, at fair value and loans pledged as collateral that may be sold or repledged of $749 and $798, respectively)	2,616,521	2,590,332

Total loans held for investment	2,993,552	2,970,466
Allowance for loan losses	(70,109)	(72,156)

Total loans held for investment, net of allowance	2,923,443	2,898,310

Total mortgage loans	2,923,725	2,898,621
Accrued interest receivable, net (includes $8,416 and $8,466, respectively, related to consolidated trusts)	10,018	10,000
Acquired property, net	10,619	11,373
Other assets (includes cash pledged as collateral of $1,159 and $1,109, respectively)	23,023	25,374

Total assets	$3,209,940	$3,211,484

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $9,227 and $9,302, respectively, related to consolidated trusts)	$12,442	$12,648
Debt:
Of Fannie Mae (includes $825 and $838, respectively, at fair value)	685,974	732,444
Of consolidated trusts (includes $4,279 and $3,939, respectively, at fair value)	2,498,233	2,457,428
Other liabilities (includes $581 and $629, respectively, related to consolidated trusts)	13,023	13,535

Total liabilities	3,209,672	3,216,055

Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders' equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	112,578
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, and; 1,158,069,699 and 1,157,767,400 shares outstanding, respectively	687	687
Accumulated deficit	(128,482)	(128,381)
Accumulated other comprehensive loss	(873)	(1,235)
Treasury stock, at cost, 150,693,004 and 150,995,303 shares, respectively	(7,401)	(7,403)

Total Fannie Mae stockholders’ equity (deficit)	210	(4,624)
Noncontrolling interest	58	53

Total equity (deficit)	268	(4,571)

Total liabilities and equity (deficit)	$3,209,940	$3,211,484

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE

(In conservatorship)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)—(Unaudited)

(Dollars and shares in millions, except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
Interest income:
Trading securities	$449	$284
Available-for-sale securities	727	1,213
Mortgage loans (includes $29,001 and $31,865, respectively, related to consolidated trusts)	32,570	35,590
Other	38	28

Total interest income	33,784	37,115

Interest expense:
Short-term debt (includes $1 and $3, respectively, related to consolidated trusts)	42	107
Long-term debt (includes $25,360 and $27,852, respectively, related to consolidated trusts)	28,545	32,048

Total interest expense	28,587	32,155

Net interest income	5,197	4,960
Provision for credit losses	(2,000)	(10,554)

Net interest income (loss) after provision for credit losses	3,197	(5,594)

Investment gains, net	116	75
Other-than-temporary impairments	(80)	(57)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income	16	13

Net other-than-temporary impairments	(64)	(44)
Fair value gains, net	283	289
Debt extinguishment (losses) gains, net	(34)	13
Fee and other income	375	237

Non-interest income	676	570

Administrative expenses:
Salaries and employee benefits	306	320
Professional services	168	189
Occupancy expense	43	42
Other administrative expenses	47	54

Total administrative expenses	564	605
Foreclosed property expense	339	488
Other expenses	252	352

Total expenses	1,155	1,445

Income (loss) before federal income taxes	2,718	(6,469)
Provision for federal income taxes	—	2

Net income (loss)	2,718	(6,471)
Other comprehensive income:
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	355	179
Other	7	2

Total other comprehensive income	362	181

Total comprehensive income (loss)	3,080	(6,290)
Less: Comprehensive loss attributable to the noncontrolling interest	1	—

Total comprehensive income (loss) attributable to Fannie Mae	$3,081	$(6,290)

Net income (loss)	$2,718	$(6,471)
Less: Net loss attributable to the noncontrolling interest	1	—

Net income (loss) attributable to Fannie Mae	2,719	(6,471)
Preferred stock dividends	(2,817)	(2,216)

Net loss attributable to common stockholders	$(98)	$(8,687)

Loss per share—Basic and Diluted	$(0.02)	$(1.52)
Weighted-average common shares outstanding—Basic and Diluted	5,761	5,698

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE

(In conservatorship)

Condensed Consolidated Statements of Cash Flows—(Unaudited)

(Dollars in millions)

	For the Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(114)	$2,566
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(226)	(185)
Proceeds from maturities and paydowns of trading securities held for investment	756	522
Proceeds from sales of trading securities held for investment	413	409
Purchases of available-for-sale securities	(9)	(44)
Proceeds from maturities and paydowns of available-for-sale securities	2,929	3,851
Proceeds from sales of available-for-sale securities	401	498
Purchases of loans held for investment	(38,276)	(15,745)
Proceeds from repayments of loans held for investment of Fannie Mae	6,856	5,381
Proceeds from repayments of loans held for investment of consolidated trusts	174,954	121,533
Net change in restricted cash	(5,124)	26,948
Advances to lenders	(26,131)	(15,646)
Proceeds from disposition of acquired property and short sales	10,195	10,979
Net change in federal funds sold and securities purchased under agreements to resell or similar agreements	31,000	(14,499)
Other, net	(208)	(163)

Net cash provided by investing activities	157,530	123,839
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	167,848	163,776
Payments to redeem debt of Fannie Mae	(214,701)	(183,073)
Proceeds from issuance of debt of consolidated trusts	80,933	72,567
Payments to redeem debt of consolidated trusts	(188,730)	(177,551)
Payments of cash dividends on senior preferred stock to Treasury	(2,819)	(2,216)
Proceeds from senior preferred stock purchase agreement with Treasury	4,571	2,600
Net change in federal funds purchased and securities sold under agreements to repurchase	—	26
Other, net	(8)	—

Net cash used in financing activities	(152,906)	(123,871)
Net increase in cash and cash equivalents	4,510	2,534
Cash and cash equivalents at beginning of period	17,539	17,297

Cash and cash equivalents at end of period	$22,049	$19,831

Cash paid during the period for interest	$30,590	$32,689

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

The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae mortgage-backed securities (“MBS”) trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. As of May 9, 2012, FHFA has not exercised this power.

Neither the conservatorship nor the terms of our agreements with Treasury change our obligation to make required payments on our debt securities or perform under our mortgage guaranty obligations. FHFA issued a rule establishing a framework for conservatorship and receivership operations for the GSEs, which became effective in 2011. The rule established procedures for conservatorship and receivership, and priorities of claims for contract parties and other claimants. This rule is part of FHFA’s implementation of the powers provided by the Federal Housing Finance Regulatory Reform Act of 2008, and does not seek to anticipate or predict future conservatorships or receiverships.

FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $147.8 billion as of March 31, 2012 and $148.4 billion as of December 31, 2011.

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

Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of March 31, 2012. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.

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

We were scheduled to begin paying a quarterly commitment fee to Treasury under the senior preferred stock purchase agreement beginning on March 31, 2011; however, Treasury waived the quarterly commitment fee for each quarter of 2011 and the first and second quarters of 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that the imposition of the quarterly commitment fee would not generate increased compensation for taxpayers. In its notification to FHFA that it had waived the quarterly commitment fee for the second quarter of 2012, Treasury indicated that it will reevaluate the situation during the next calendar quarter to determine whether the quarterly commitment fee should then be set. The agreement provides that Treasury may waive the periodic commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In February 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The report provides that the Obama Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In February 2012, Treasury Secretary Geithner stated that the Administration intended to release new details in the spring of 2012 around approaches to housing finance reform including winding down Fannie Mae and Freddie Mac and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future status of the GSEs.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three months ended March 31, 2012 may not necessarily be indicative of the results for the year ending December 31, 2012. The unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2012 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), filed with the SEC on February 29, 2012.

Related Parties

As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of March 31, 2012, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. Our administrative expenses were reduced by $22 million and $35 million for the three months ended March 31, 2012 and 2011, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.

During the three months ended March 31, 2011, we received a refund of $1.1 billion from the Internal Revenue Service (“IRS”) related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years.

Under the temporary credit and liquidity facilities (“TCLF”) program, we had $2.6 billion and $3.0 billion outstanding, which include principal and interest, of three-year standby credit and liquidity support as of March 31, 2012 and December 31, 2011, respectively. Under the new issue bond (“NIB”) program, we had $7.3 billion and $7.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of March 31, 2012 and December 31, 2011, respectively. Treasury will bear any initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of March 31, 2012, there had been no losses of principal or interest under the TCLF program or the NIB program.

FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of March 31, 2012 and December 31, 2011, we held Freddie Mac mortgage-related securities with a fair value of $14.5 billion and $15.6 billion, respectively, and accrued interest receivable of $64 million and $69 million, respectively. We recognized interest income on these securities held by us of $153 million and $188 million for the three months ended March 31, 2012 and 2011, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.

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

Collateral

Our liability to third party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is collateralized by the underlying loans and/or mortgage-related securities.

We had reverse repurchase agreements outstanding of $26.0 billion and $49.5 billion as of March 31, 2012 and December 31, 2011, respectively. The fair value of non-cash collateral we accepted was $26.1 billion and $50.1 billion as of March 31, 2012 and December 31, 2011, respectively, of which we were permitted to sell or repledge $20.0 billion as of March 31, 2012 and December 31, 2011. None of the underlying collateral was sold or repledged as of March 31, 2012 or December 31, 2011.

We had no repurchase agreements outstanding as of March 31, 2012 or December 31, 2011.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Reclassifications

To conform to our current period presentation, we have reclassified certain amounts reported in our condensed consolidated financial statements.

Adoption of New Accounting Guidance

Effective January 1, 2012, we prospectively adopted guidance issued by the Financial Accounting Standards Board (“FASB”) related to fair value measurement. The new guidance does not expand the use of fair value; instead, it provides guidance about how fair value should be determined where it already is required or permitted under U.S. GAAP. The new fair value guidance changes certain fair value principles and clarifies the FASB’s intent on certain items, including a clarification that the principal market should be determined based on the market the entity has access to with the greatest volume and level of activity for the asset or liability. It also expands the disclosures about fair value measurements. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements; however, it required us to expand our fair value disclosures. See “Note 12, Fair Value,” for additional information regarding the impact upon adoption of this guidance.

2.	Consolidations and Transfers of Financial Assets

We have interests in various entities that are considered to be variable interest entities (“VIEs”). The primary types of entities are securitization trusts guaranteed by us via lender swap and portfolio securitization transactions, mortgage and asset-backed trusts that were not created by us, as well as housing partnerships that are established to finance the acquisition, construction, development or rehabilitation of affordable multifamily and single-family housing. These interests include investments in securities issued by VIEs, such as Fannie Mae MBS created pursuant to our securitization transactions and our guaranty to the entity. We consolidate the substantial majority of our single-class securitization trusts because our role as guarantor and master servicer provides us with the power to direct matters (primarily the servicing of mortgage loans) that impact the credit risk to which we are exposed. In contrast, we do not consolidate single-class securitization trusts when other organizations have the power to direct these activities.

As of March 31, 2012, we consolidated certain VIEs that were not consolidated as of December 31, 2011, generally due to increases in the amount of the certificates issued by the entity that are held in our portfolio (for example, when we hold a substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating these entities, which had combined total assets of $1.7 billion in unpaid principal balance as of March 31, 2012, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.

As of March 31, 2012, we also deconsolidated certain VIEs that were consolidated as of December 31, 2011, generally due to decreases in the amount of the certificates issued by the entity that are held in our portfolio. As a result of deconsolidating these entities, which had combined total assets of $102 million in unpaid principal balance as of December 31, 2011, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.

Unconsolidated VIEs

We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated VIEs as of March 31, 2012 and December 31, 2011, as well as our maximum exposure to loss and the total assets of those unconsolidated VIEs.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	As of March 31, 2012
	Mortgage-Backed Trusts	Asset-Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$65,640	$—	$—
Trading securities(1)	23,824	1,896	—
Other assets	271	—	118
Other liabilities	(1,362)	—	(148)

Net carrying amount	$88,373	$1,896	$(30)

Maximum exposure to loss(1)	$97,103	$1,896	$115
Total assets of unconsolidated VIEs(1)	$609,941	$244,148	$12,058

	As of December 31, 2011
	Mortgage-Backed Trusts	Asset-Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities(1)	$69,101	$—	$—
Trading securities(1)	24,292	2,111	—
Other assets	271	—	145
Other liabilities	(1,347)	—	(153)

Net carrying amount	$92,317	$2,111	$(8)

Maximum exposure to loss(1)	$100,146	$2,111	$137
Total assets of unconsolidated VIEs(1)	$641,346	$256,845	$12,256

(1)	Contains securities recognized in our condensed consolidated balance sheets due to consolidation of certain multi-class resecuritization trusts.

Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

Transfers of Financial Assets

We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended March 31, 2012 and 2011, the unpaid principal balance of portfolio securitizations was $41.7 billion and $29.3 billion, respectively.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts.

	Fannie Mae Single-class MBS & Fannie Mae Megas	REMICS & SMBS(1)
	(Dollars in millions)
As of March 31, 2012
Unpaid principal balance	$556	$11,138
Fair value	619	12,388
Weighted-average coupon	6.21%	5.68%
Weighted-average loan age	5.7 years	4.2 years
Weighted-average maturity	23.3 years	16.9 years
As of December 31, 2011
Unpaid principal balance	$588	$12,697
Fair value	654	14,043
Weighted-average coupon	6.21%	5.86%
Weighted-average loan age	5.4 years	4.5 years
Weighted-average maturity	23.5 years	18.6 years

(1)	Consists of Real Estate Mortgage Investment Conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).

For the three months ended March 31, 2012 and 2011, the principal and interest received on retained interests was $694 million and $750 million, respectively.

Managed Loans

We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that were delinquent as of March 31, 2012 and December 31, 2011.

	As of
	March 31, 2012		December 31, 2011
	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)
	(Dollars in millions)
Loans held for investment
Of Fannie Mae	$392,988	$115,708	$396,276	$122,392
Of consolidated trusts	2,591,235	20,018	2,570,339	24,893
Loans held for sale	283	60	312	57
Securitized loans	2,307	72	2,273	71

Total loans managed	$2,986,813	$135,858	$2,969,200	$147,413

(1)

Represents the unpaid principal balance of loans held for investment, loans held for sale and securitized loans for which we are no longer accruing interest and loans 90 days or more delinquent which are continuing to accrue interest.

Qualifying Sales of Portfolio Securitizations

The majority of our portfolio securitization transactions do not qualify for sale treatment, as we consolidate the substantial majority of our single-class MBS trusts. We report assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales in our condensed consolidated balance sheets.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $133 million and $108 million for the three months ended March 31, 2012 and 2011, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our condensed consolidated financial statements.

Other Securitizations

We also completed other portfolio securitization transactions that did not qualify as sales during the three months ended March 31, 2012 and were accounted for as secured borrowings. Proceeds from these transactions were $421 million and were recorded as long-term debt of Fannie Mae in our condensed consolidated balance sheet. As of March 31, 2012, the fair value of trading securities underlying these transactions was $213 million, and the unpaid principal balance of mortgage loans of consolidated trusts underlying these transactions was $239 million. The related assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS. We did not complete any securitizations of this type during the first quarter of 2011.

3.	Mortgage Loans

The following table displays our mortgage loans as of March 31, 2012 and December 31, 2011.

	As of
	March 31, 2012			December 31, 2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$320,635	$2,485,077	$2,805,712	$319,496	$2,470,533	$2,790,029
Multifamily	72,580	106,214	178,794	77,026	99,872	176,898

Total unpaid principal balance of mortgage loans	393,215	2,591,291	2,984,506	396,522	2,570,405	2,966,927
Cost basis and fair value adjustments, net	(15,958)	25,286	9,328	(16,143)	19,993	3,850
Allowance for loan losses for loans held for investment	(57,001)	(13,108)	(70,109)	(57,309)	(14,847)	(72,156)

Total mortgage loans	$320,256	$2,603,469	$2,923,725	$323,070	$2,575,551	$2,898,621

During the three months ended March 31, 2012, we did not redesignate any loans from held for investment (“HFI”) to held for sale (“HFS”). During the three months ended March 31, 2011, we redesignated loans with a carrying value of $561 million from HFI to HFS.

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

Aging Analysis

The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$36,041	$12,415	$76,561	$125,017	$2,385,647	$2,510,664	$102	$88,813
Government(4)	85	35	330	450	51,373	51,823	330	—
Alt-A	6,141	2,572	26,427	35,140	136,578	171,718	15	28,978
Other(5)	2,732	1,153	10,510	14,395	71,228	85,623	85	11,505

Total single-family	44,999	16,175	113,828	175,002	2,644,826	2,819,828	532	129,296
Multifamily(6)	159	NA	707	866	180,359	181,225	1	2,059

Total	$45,158	$16,175	$114,535	$175,868	$2,825,185	$3,001,053	$533	$131,355

	As of December 31, 2011(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$43,516	$15,282	$80,712	$139,510	$2,341,646	$2,481,156	$111	$95,959
Government(4)	109	49	327	485	51,391	51,876	327	—
Alt-A	7,155	3,054	28,323	38,532	138,880	177,412	14	31,356
Other(5)	3,403	1,431	11,277	16,111	73,115	89,226	96	12,533

Total single-family	54,183	19,816	120,639	194,638	2,605,032	2,799,670	548	139,848
Multifamily(6)	210	NA	1,105	1,315	177,906	179,221	—	2,764

Total	$54,393	$19,816	$121,744	$195,953	$2,782,938	$2,978,891	$548	$142,612

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Credit Quality Indicators

The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of March 31, 2012 and December 31, 2011. The single-family credit quality indicator is updated quarterly.

	As of
	March 31, 2012(1)(2)			December 31, 2011(1)(2)
	Primary(3)	Alt-A	Other(4)	Primary(3)	Alt-A	Other(4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio:(5)
Less than or equal to 80%	$1,440,871	$57,093	$21,777	$1,464,348	$61,618	$23,414
Greater than 80% and less than or equal to 90%	424,475	20,019	8,251	412,342	21,369	9,224
Greater than 90% and less than or equal to 100%	263,111	18,713	8,657	246,648	19,790	9,445
Greater than 100% and less than or equal to 110%	138,458	16,042	8,364	128,428	16,164	8,951
Greater than 110% and less than or equal to 120%	79,367	12,759	7,703	73,836	12,534	7,912
Greater than 120% and less than or equal to 125%	27,927	5,261	3,513	25,750	5,087	3,557
Greater than 125%	136,455	41,831	27,358	129,804	40,850	26,723

Total	$2,510,664	$171,718	$85,623	$2,481,156	$177,412	$89,226

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)

Excludes $51.8 billion and $51.9 billion as of March 31, 2012 and December 31, 2011, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of March 31, 2012 and December 31, 2011. The multifamily credit quality indicator is updated quarterly.

	As of
	March 31, 2012(1)	December 31, 2011(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Green	$135,879	$131,740
Yellow(3)	26,461	28,354
Orange	17,463	17,355
Red	1,422	1,772

Total	$181,225	$179,221

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)

Green (loan with acceptable risk); yellow (loan with signs of potential weakness); orange (loan with a well defined weakness that may jeopardize the timely full repayment); and red (loan with a weakness that makes timely collection or liquidation in full more questionable based on existing conditions and values).

(3)

Includes approximately $6.2 billion and $6.9 billion of unpaid principal balance as of March 31, 2012 and December 31, 2011, respectively, classified as yellow due to no available financial information.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Individually Impaired Loans

Individually impaired loans include TDRs, acquired credit-impaired loans, and other multifamily loans regardless of whether we are currently accruing interest. The following tables display the total recorded investment, unpaid principal balance, and related allowance as of March 31, 2012 and December 31, 2011 and interest income recognized and average recorded investment for the three months ended March 31, 2012 and 2011 for individually impaired loans.

	As of
	March 31, 2012				December 31, 2011
	Unpaid Principal Balance	Total Recorded Investment(1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment(1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$118,225	$110,913	$29,927	$610	$116,825	$109,684	$29,598	$674
Government(3)	263	264	76	9	258	258	67	8
Alt-A	34,511	31,633	11,140	239	34,318	31,516	11,121	268
Other(4)	16,102	15,270	5,300	87	16,181	15,363	5,353	99

Total single-family	169,101	158,080	46,443	945	167,582	156,821	46,139	1,049
Multifamily	2,478	2,504	557	15	2,832	2,855	718	32

Total individually impaired loans with related allowance recorded	171,579	160,584	47,000	960	170,414	159,676	46,857	1,081

With no related allowance recorded:(5)
Single-family:
Primary(2)	9,171	6,535	—	—	9,370	6,471	—	—
Government(3)	28	21	—	—	25	17	—	—
Alt-A	2,928	1,523	—	—	3,056	1,538	—	—
Other(4)	650	363	—	—	680	367	—	—

Total single-family	12,777	8,442	—	—	13,131	8,393	—	—
Multifamily	1,648	1,661	—	—	1,759	1,771	—	—

Total individually impaired loans with no related allowance recorded	14,425	10,103	—	—	14,890	10,164	—	—

Total individually impaired loans(6)	$186,004	$170,687	$47,000	$960	$185,304	$169,840	$46,857	$1,081

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	For the Three Months Ended March 31,
	2012			2011
	Average Recorded Investment	Total Interest Income Recognized(7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized(7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$109,970	$973	$173	$95,087	$904	$41
Government(3)	260	3	—	232	3	—
Alt-A	31,509	253	39	28,567	242	2
Other(4)	15,255	110	18	13,889	106	6

Total single-family	156,994	1,339	230	137,775	1,255	49
Multifamily	2,673	31	—	2,202	25	1

Total individually impaired loans with related allowance recorded	159,667	1,370	230	139,977	1,280	50

With no related allowance recorded:(5)
Single-family:
Primary(2)	6,608	184	54	7,139	108	57
Government(3)	20	2	—	12	1	—
Alt-A	1,558	51	15	1,863	33	19
Other(4)	374	19	7	513	8	4

Total single-family	8,560	256	76	9,527	150	80
Multifamily	1,714	21	1	754	15	3

Total individually impaired loans with no related allowance recorded	10,274	277	77	10,281	165	83

Total individually impaired loans	$169,941	$1,647	$307	$150,258	$1,445	$133

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)

Includes single-family loans restructured in a TDR with a recorded investment of $163.5 billion and $161.9 billion as of March 31, 2012 and December 31, 2011, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $992 million and $956 million as of March 31, 2012 and December 31, 2011, respectively.

(7)

Total single-family interest income recognized of $1.6 billion for the three months ended March 31, 2012 consists of $1.2 billion of contractual interest and $387 million of effective yield adjustments. Total single-family interest income recognized of $1.4 billion for the three months ended March 31, 2011 consists of $1.1 billion of contractual interest and $352 million of effective yield adjustments.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Troubled Debt Restructurings

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended March 31, 2012 and 2011, the average term extension of a modified loan was 128 and 64 months, respectively, and the average interest rate reduction was 2.28 and 3.53 percentage points, respectively.

The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012		2011
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family
Primary(2)	26,884	$4,587	36,765	$6,824
Government(3)	110	14	174	41
Alt-A	4,645	967	7,498	1,681
Other(4)	1,660	409	3,596	920

Total single-family	33,299	5,977	48,033	9,466
Multifamily	13	68	10	66

Total troubled debt restructurings	33,312	$6,045	48,043	$9,532

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

The following table displays the number of loans and recorded investment in loans that had a payment default for the three months ended March 31, 2012 and 2011 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale, single-family loans with completed modifications that are two or more months delinquent during the period or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended March 31,
	2012		2011
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in millions)
Single-family
Primary(2)	11,872	$2,074	21,946	$3,874
Government(3)	50	10	78	21
Alt-A	2,243	466	5,009	1,066
Other(4)	1,195	288	2,192	530

Total single-family	15,360	2,838	29,225	5,491
Multifamily	1	2	3	24

Total TDRs that subsequently defaulted	15,361	$2,840	29,228	$5,515

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

4.    Allowance for Loan Losses

Our allowance for loan losses is a valuation allowance that reflects an estimate of incurred credit losses related to our recorded investment in both single-family and multifamily HFI loans. This population includes both HFI loans held by Fannie Mae and by consolidated Fannie Mae MBS trusts. When calculating our loan loss allowance, we consider only our net recorded investment in the loan at the balance sheet date, which includes the loan’s unpaid principal balance and accrued interest recognized while the loan was on accrual status and any applicable cost basis adjustments. We record charge-offs as a reduction to the allowance for loan losses when losses are confirmed through the receipt of assets in full satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale.

We aggregate single-family HFI loans that are not individually impaired based on similar risk characteristics, for purposes of estimating incurred credit losses and establish a collective single-family loss reserve using an econometric model that derives an overall loss reserve estimate. We base our allowance and reserve methodology

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

on historical events and trends, such as loss severity (in event of default), default rates, and recoveries from mortgage insurance contracts and other credit enhancements. In addition, management performs a review of the observable data used in its estimate to ensure it is representative of prevailing economic conditions and other events existing as of the balance sheet date.

Individually impaired single-family loans currently include those restructured in a TDR and acquired credit-impaired loans. When a loan has been restructured, we measure impairment using a cash flow analysis discounted at the loan’s original effective interest rate. However, if we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure impairment based on the fair value of the collateral, reduced by estimated disposal costs and adjusted for estimated proceeds from mortgage, flood, or hazard insurance or similar sources.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays changes in our single-family, multifamily, and total allowance for loan losses for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses(1):
Beginning balance	$56,294	$14,339	$70,633	$47,377	$12,603	$59,980
Provision for loan losses(2)	1,400	620	2,020	7,243	3,369	10,612
Charge-offs(3)(4)	(4,404)	(263)	(4,667)	(5,623)	(448)	(6,071)
Recoveries	421	65	486	530	952	1,482
Transfers(5)	2,193	(2,193)	—	3,162	(3,162)	—
Other(6)	204	62	266	(18)	99	81

Ending balance	$56,108	$12,630	$68,738	$52,671	$13,413	$66,084

Multifamily allowance for loan losses:
Beginning balance	$1,015	$508	$1,523	$1,153	$423	$1,576
(Benefit) provision for loan losses(2)	(17)	(23)	(40)	(84)	59	(25)
Charge-offs(3)(4)	(129)	—	(129)	(82)	—	(82)
Transfers(5)	8	(8)	—	45	(45)	—
Other(6)	16	1	17	5	(1)	4

Ending balance	$893	$478	$1,371	$1,037	$436	$1,473

Total allowance for loan losses(1):
Beginning balance	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556
Provision for loan losses(2)	1,383	597	1,980	7,159	3,428	10,587
Charge-offs(3)(4)	(4,533)	(263)	(4,796)	(5,705)	(448)	(6,153)
Recoveries	421	65	486	530	952	1,482
Transfers(5)	2,201	(2,201)	—	3,207	(3,207)	—
Other(6)	220	63	283	(13)	98	85

Ending balance(7)	$57,001	$13,108	$70,109	$53,708	$13,849	$67,557

(1)	Includes an out-of-period adjustment of $548 million to increase the provision for loan losses for the three months ended March 31, 2012.

(2)	Provision for loan losses is included in provision for credit losses in our condensed consolidated statements of operations and comprehensive income (loss).

(3)

While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Accordingly, charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(4)

Single-family charge-offs include accrued interest of $258 million and $377 million for the three months ended March 31, 2012 and 2011, respectively. Multifamily charge-offs include accrued interest of $15 million and $9 million for the three months ended March 31, 2012 and 2011, respectively. Total charge-offs include accrued interest of $273 million and $386 million for the three months ended March 31, 2012 and 2011, respectively.

(5)	Includes transfers from trusts for delinquent loan purchases.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(6)

Amounts represent the net activity recorded in our allowances for accrued interest receivable and preforeclosure property taxes and insurance receivable from borrowers. The provision for loan losses, charge-offs, recoveries and transfer activity included in this table reflects all changes for both the allowance for loan losses and the valuation allowances for accrued interest and preforeclosure property taxes and insurance receivable that relate to the mortgage loans.

(7)	Total allowance for loan losses includes $353 million and $412 million as of March 31, 2012 and 2011, respectively, for acquired credit-impaired loans.

As of March 31, 2012, the allowance for accrued interest receivable for loans of Fannie Mae was $1.9 billion and for loans of consolidated trusts was $273 million. As of December 31, 2011, the allowance for accrued interest receivable for loans of Fannie Mae was $2.2 billion and for loans of consolidated trusts was $336 million.

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of March 31, 2012 and December 31, 2011.

	As of
	March 31, 2012			December 31, 2011
	Single- Family	Multifamily	Total	Single- Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans	$46,091	$556	$46,647	$45,765	$717	$46,482
Collectively reserved loans	22,295	814	23,109	24,494	805	25,299
Acquired credit-impaired loans	352	1	353	374	1	375

Total allowance for loan losses	$68,738	$1,371	$70,109	$70,633	$1,523	$72,156

Recorded investment in loans by segment:(1)
Individually impaired loans	$163,487	$4,121	$167,608	$161,942	$4,579	$166,521
Collectively reserved loans	2,653,306	177,060	2,830,366	2,634,456	174,595	2,809,051
Acquired credit-impaired loans	3,035	44	3,079	3,272	47	3,319

Total recorded investment in loans	$2,819,828	$181,225	$3,001,053	$2,799,670	$179,221	$2,978,891

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.    Investments in Securities

Trading Securities

Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income (loss). The following table displays our investments in trading securities as of March 31, 2012 and December 31, 2011.

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$7,168	$7,424
Freddie Mac	2,575	2,732
Ginnie Mae	286	287
Alt-A private-label securities	1,338	1,349
Subprime private-label securities	1,305	1,280
CMBS	10,417	10,411
Mortgage revenue bonds	668	724
Other mortgage-related securities	123	143

Total	23,880	24,350

Non-mortgage-related securities:
U.S. Treasury securities	50,030	47,737
Asset-backed securities	1,896	2,111

Total	51,926	49,848

Total trading securities	$75,806	$74,198

The following table displays information about our net trading gains and losses for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Net trading gains (losses):
Mortgage-related securities	$296	$229
Non-mortgage-related securities	(12)	(4)

Total	$284	$225

Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$331	$222
Non-mortgage-related securities	(12)	(5)

Total	$319	$217

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Available-for-Sale Securities

We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses recorded as a component of “Other comprehensive income,” net of tax, and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income (loss).

The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Gross realized gains	$18	$60
Gross realized losses	9	6
Total proceeds(1)	268	390

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”

The following table displays the amortized cost, gross unrealized gains and losses, and fair value by major security type for AFS securities we held as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$13,501	$1,141	$(2)	$(15)	$14,625
Freddie Mac	11,053	890	—	—	11,943
Ginnie Mae	744	122	—	—	866
Alt-A private-label securities	12,895	219	(1,325)	(200)	11,589
Subprime private-label securities	9,263	35	(1,296)	(407)	7,595
CMBS(4)	13,612	491	—	(35)	14,068
Mortgage revenue bonds	9,793	138	(79)	(113)	9,739
Other mortgage-related securities	3,610	84	(32)	(308)	3,354

Total	$74,471	$3,120	$(2,734)	$(1,078)	$73,779

	As of December 31, 2011
	Total Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI(2)	Gross Unrealized Losses - Other(3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$15,486	$1,381	$(3)	$(14)	$16,850
Freddie Mac	11,906	917	—	—	12,823
Ginnie Mae	775	127	—	—	902
Alt-A private-label securities	13,314	233	(1,618)	(246)	11,683
Subprime private-label securities	9,556	17	(1,534)	(453)	7,586
CMBS(4)	13,949	181	—	(104)	14,026
Mortgage revenue bonds	10,172	202	(56)	(64)	10,254
Other mortgage-related securities	3,687	92	(39)	(282)	3,458

Total	$78,845	$3,150	$(3,250)	$(1,163)	$77,582

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(1)

Amortized cost includes unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations and comprehensive income (loss).

(2)

Represents the noncredit component of other-than-temporary impairment losses recorded in “Accumulated other comprehensive loss” as well as cumulative changes in fair value of securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $649 million and $686 million as of March 31, 2012 and December 31, 2011, respectively, of increase to the carrying amount from previous fair value hedge accounting.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(5)	$636	$(12)	$202
Alt-A private-label securities	(41)	1,339	(1,484)	6,534
Subprime private-label securities	(28)	389	(1,675)	6,599
CMBS	(1)	259	(34)	534
Mortgage revenue bonds	(56)	1,003	(136)	1,280
Other mortgage-related securities	(12)	499	(328)	1,614

Total	$(143)	$4,125	$(3,669)	$16,763

	As of December 31, 2011
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(4)	$519	$(13)	$208
Alt-A private-label securities	(133)	1,414	(1,731)	6,525
Subprime private-label securities	(73)	471	(1,914)	6,686
CMBS	(20)	1,458	(84)	2,790
Mortgage revenue bonds	(4)	114	(116)	1,971
Other mortgage-related securities	(21)	547	(300)	1,588

Total	$(255)	$4,523	$(4,158)	$19,768

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other-Than-Temporary Impairments

We recognize the credit component of other-than-temporary impairments of our debt securities in “Net other-than-temporary impairments” and the noncredit component in “Other comprehensive income” in our condensed consolidated statements of operations and comprehensive income (loss) for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. As of March 31, 2012, $3.7 billion of the $3.8 billion of gross unrealized losses on AFS securities had existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of March 31, 2012 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive loss.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of March 31, 2012 that was 82% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.

The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Alt-A private-label securities	$43	$37
Subprime private-label securities	19	—
Other	2	7

Net other-than-temporary impairments	$64	$44

The net other-than-temporary impairment charges recorded in the three months ended March 31, 2012 were primarily driven by a decrease in the expected cash flows on Alt-A and subprime securities.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011. A related unrealized noncredit component has been recognized in “Other comprehensive income.”

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Balance, January 1	$8,915	$8,215
Additions for the credit component on debt securities for which OTTI was not previously recognized	—	8
Additions for credit losses on debt securities for which OTTI was previously recognized	64	36
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(109)	(219)

Balance, March 31	$8,870	$8,040

As of March 31, 2012, those debt securities with other-than-temporary impairment for which we recognized in our condensed consolidated statements of operations and comprehensive income (loss) the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We have recorded other-than-temporary impairments for the three months ended March 31, 2012 based on this analysis. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays the modeled attributes, including default rates and severities, which are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall as of March 31, 2012. Assumption of voluntary prepayment rates is also an input to the present value of expected losses.

	As of March 31, 2012
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$1,580	$469	$3,237	$474	$2,174
Weighted average collateral default(1)	38.8%	36.8%	11.5%	32.0%	16.5%
Weighted average collateral severities(2)	60.5	53.1	49.4	43.5	40.4
Weighted average voluntary prepayment rates(3)	6.5	10.9	12.4	9.1	12.6
Average credit enhancement(4)	51.5	14.6	12.2	22.7	10.2
2005
Unpaid principal balance	$163	$1,267	$1,139	$513	$2,259
Weighted average collateral default(1)	71.3%	55.0%	40.8%	52.4%	38.0%
Weighted average collateral severities(2)	71.6	61.8	64.6	59.2	48.5
Weighted average voluntary prepayment rates(3)	2.3	6.3	8.5	7.5	9.1
Average credit enhancement(4)	65.6	23.7	1.1	15.9	5.0
2006
Unpaid principal balance	$11,283	$1,136	$507	$1,534	$1,605
Weighted average collateral default(1)	77.0%	69.6%	40.5%	57.9%	30.9%
Weighted average collateral severities(2)	72.8	63.6	64.8	58.8	51.3
Weighted average voluntary prepayment rates(3)	2.2	3.6	7.6	6.3	9.9
Average credit enhancement(4)	16.6	18.2	0.5	1.0	—
2007 & After:
Unpaid principal balance	$591	$—	$—	$—	$113
Weighted average collateral default(1)	77.6%	N/A	N/A	N/A	42.2%
Weighted average collateral severities(2)	66.8	N/A	N/A	N/A	59.5
Weighted average voluntary prepayment rates(3)	1.8	N/A	N/A	N/A	8.4
Average credit enhancement(4)	32.4	N/A	N/A	N/A	25.3
Total
Unpaid principal balance	$13,617	$2,872	$4,883	$2,521	$6,151
Weighted average collateral default(1)	72.5%	57.8%	21.3%	51.9%	28.6%
Weighted average collateral severities(2)	71.1	61.1	54.6	56.0	46.6
Weighted average voluntary prepayment rates(3)	2.7	5.9	11.0	7.0	10.6
Average credit enhancement(4)	21.9	20.1	8.4	8.1	5.9

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

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Maturity Information

The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of March 31, 2012. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of March 31, 2012
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$13,501	$14,625	$—	$—	$28	$29	$1,544	$1,641	$11,929	$12,955
Freddie Mac	11,053	11,943	2	2	46	49	1,125	1,211	9,880	10,681
Ginnie Mae	744	866	—	—	1	1	4	5	739	860
Alt-A private-label securities	12,895	11,589	—	—	1	1	218	222	12,676	11,366
Subprime private-label securities	9,263	7,595	—	—	—	—	—	—	9,263	7,595
CMBS	13,612	14,068	62	64	8,248	8,588	5,003	5,133	299	283
Mortgage revenue bonds	9,793	9,739	58	59	346	355	729	744	8,660	8,581
Other mortgage-related securities	3,610	3,354	—	—	—	—	—	12	3,610	3,342

Total	$74,471	$73,779	$122	$125	$8,670	$9,023	$8,623	$8,968	$57,056	$55,663

Accumulated Other Comprehensive Loss

The following table displays our accumulated other comprehensive loss by major categories as of March 31, 2012 and December 31, 2011.

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Net unrealized gains on available-for-sale securities for which we have not recorded other-than-temporary impairment, net of tax	$1,201	$1,152
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment, net of tax	(1,647)	(1,953)
Other losses	(427)	(434)

Accumulated other comprehensive loss	$(873)	$(1,235)

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays the activity in other comprehensive income, net of tax, by major categories for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Comprehensive income (loss):
Net income (loss)	$2,718	$(6,471)
Other comprehensive income (loss), net of tax:
Changes in net unrealized losses on available-for-sale securities (net of tax of $196 and $87, respectively)	319	161
Reclassification adjustment for other-than-temporary impairments recognized in net income (loss) (net of tax of $22 and $13, respectively)	42	32
Reclassification adjustment for gains included in net income (loss) (net of tax of $3 and $8, respectively)	(6)	(14)
Other	7	2

Other comprehensive income	362	181

Total comprehensive income (loss)	$3,080	$(6,290)

6.    Financial Guarantees

We recognize a guaranty obligation for our obligation to stand ready to perform for our guarantees to unconsolidated trusts and other guaranty arrangements. These guarantees expose us to credit losses on the mortgage loans or, in the case of mortgage-related securities, the underlying mortgage loans of the related securities. The contractual terms of our guarantees range from 30 days to 40 years. However, the actual term of each guaranty may be significantly less than the contractual term based on the prepayment characteristics of the related mortgage loans.

For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $59.2 billion and $59.4 billion as of March 31, 2012 and December 31, 2011, respectively.

In addition, we had maximum potential exposure of $9.0 billion and $9.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of current accounting guidance on guaranty accounting.

The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $14.1 billion as of March 31, 2012 and December 31, 2011. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $3.9 billion and $4.0 billion as of March 31, 2012 and December 31, 2011, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.

The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.1 billion and $2.2 billion as of March 31, 2012 and December 31, 2011, respectively.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Risk Characteristics of our Book of Business

We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.

For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans three or more months past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.

For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans 60 days or more past due and loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, original debt service coverage ratios (“DSCR”) below 1.10, current DSCR below 1.0, and high original and current estimated LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.

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

The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012(1)			As of December 31, 2011(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.64%	0.59%	4.19%	1.98%	0.73%	4.47%
Percentage of single-family conventional loans(4)	1.78	0.59	3.67	2.17	0.74	3.91

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	As of
	March 31, 2012(1)		December 31, 2011(1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent (2)(4)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(4)
Estimated mark-to-market
loan-to-value ratio greater than 100%	19%	12.77%	18%	13.76%
Geographical distribution:
Arizona	2	3.22	2	3.65
California	19	2.24	19	2.46
Florida	6	11.35	6	11.80
Nevada	1	7.06	1	7.42
Select Midwest states(5)	10	4.02	10	4.39
All other states	62	3.01	62	3.18
Product distribution:
Alt-A	6	12.03	7	12.43
Subprime	*	21.67	*	23.18
Vintages:
2005	7	7.23	7	7.27
2006	6	11.58	7	11.81
2007	9	12.27	10	12.62
2008	6	5.74	7	5.64
All other vintages	72	1.49	69	1.59

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)

Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of March 31, 2012 and December 31, 2011.

(2)	Consists of single-family conventional loans that were three months or more past due or in the foreclosure process, as of the dates indicated.

(3)

Calculated based on the aggregate unpaid principal balance of single-family conventional loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business.

(4)	Calculated based on the number of single-family conventional loans that were delinquent divided by the total number of loans in our single-family conventional guaranty book of business.

(5)	Consists of Illinois, Indiana, Michigan, and Ohio.

	As of
	March 31, 2012(1)(2)		December 31, 2011(1)(2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.09%	0.37%	0.11%	0.59%

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	As of
	March 31, 2012(1)(2)		December 31, 2011(1)(2)
	Percentage of Multifamily Guaranty Book of Business	Percentage Seriously Delinquent(3)	Percentage of Multifamily Guaranty Book of Business	Percentage Seriously Delinquent(3)
Original loan-to-value ratio:
Greater than 80%	4%	0.75%	5%	2.51%
Less than or equal to 80%	96	0.36	95	0.49
Original debt service coverage ratio:
Less than or equal to 1.10	8	0.17	8	0.24
Greater than 1.10	92	0.39	92	0.62
Current debt service coverage ratio
less than 1.0(4)	7	2.45	7	3.66

(1)

Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of March 31, 2012 and December 31, 2011, excluding loans that have been defeased.

(2)

Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

(4)

Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 6 to 18 months as they prepare their results in the normal course of business.

7.    Acquired Property, Net

Acquired property, net consists of held for sale foreclosed property received in full satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property and the related valuation allowance for the three months ended March 31, 2012, and 2011.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Acquired Property	Valuation Allowance(1)	Acquired Property, Net	Acquired Property	Valuation Allowance(1)	Acquired Property, Net
	(Dollars in millions)

Beginning balance, January 1	$12,401	$(1,028)	$11,373	$18,054	$(1,881)	$16,173
Additions	3,826	(121)	3,705	4,889	(129)	4,760
Disposals	(4,818)	518	(4,300)	(6,015)	730	(5,285)
Write-downs, net of recoveries	—	(159)	(159)	—	(384)	(384)

Ending Balance, March 31	$11,409	$(790)	$10,619	$16,928	$(1,664)	$15,264

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.    Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of March 31, 2012 and December 31, 2011.

	As of
	March 31, 2012		December 31, 2011
	Outstanding	Weighted- Average Interest Rate(1)	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Fixed-rate short-term debt:
Discount notes(2)	$110,350	0.12%	$146,301	0.13%
Foreign exchange discount notes(3)	422	2.05	371	1.88
Other(4)	80	0.04	80	0.04

Total short-term debt of Fannie Mae	110,852	0.13	146,752	0.13
Debt of consolidated trusts	4,495	0.11	4,973	0.09

Total short-term debt	$115,347	0.13%	$151,725	0.13%

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

(2)	Represents unsecured general obligations with maturities ranging from overnight to 360 days from the date of issuance.

(3)

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

(4)	Includes foreign exchange discount notes denominated in U.S. dollars.

Intraday Lines of Credit

We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of March 31, 2012 and December 31, 2011. We had no borrowings outstanding from these lines of credit as of March 31, 2012.

Long-Term Debt

Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of March 31, 2012 and December 31, 2011.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	As of
	March 31, 2012			December 31, 2011
	Maturities	Outstanding	Weighted- Average Interest Rate(1)	Maturities	Outstanding	Weighted- Average Interest Rate(1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2012-2030	$275,342	2.67%	2012-2030	$277,146	2.81%
Medium-term notes(2)	2012-2022	170,219	1.55	2012-2021	176,886	1.61
Foreign exchange notes and bonds	2021-2028	683	5.40	2021-2028	662	5.44
Other(3)(4)	2012-2040	47,034	5.29	2012-2040	50,912	5.29

Total senior fixed		493,278	2.53		505,606	2.64
Senior floating:
Medium-term notes(2)	2012-2019	73,187	0.32	2012-2016	71,855	0.32
Other(3)(4)	2020-2037	364	8.18	2020-2037	420	8.01

Total senior floating		73,551	0.36		72,275	0.35
Subordinated fixed:
Qualifying subordinated(5)	2012-2014	4,894	5.08	2012-2014	4,894	5.08
Subordinated debentures	2019	2,984	9.91	2019	2,917	9.91

Total subordinated fixed		7,878	6.91		7,811	6.88
Secured borrowings(6)	2021-2022	415	1.87	—	—	—

Total long-term debt of Fannie Mae(7)		575,122	2.32		585,692	2.42
Debt of consolidated trusts(4)	2012-2052	2,493,738	4.04	2012-2051	2,452,455	4.18

Total long-term debt		$3,068,860	3.71%		$3,038,147	3.84%

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes long-term debt that is not included in other debt categories.

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)	Represents remaining liability for transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(7)	Reported amounts include a net discount and other cost basis adjustments of $8.4 billion and $9.2 billion as of March 31, 2012 and December 31, 2011, respectively.

9.    Derivative Instruments

Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of interest rate swaps, interest rate options and foreign currency swaps.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Notional and Fair Value Position of our Derivatives

The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of March 31, 2012 and December 31, 2011.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	As of March 31, 2012				As of December 31, 2011
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$33,300	$241	$173,007	$(15,510)	$30,950	$102	$155,807	$(17,391)
Receive-fixed	194,880	7,742	55,442	(230)	170,668	8,118	59,027	(93)
Basis	4,532	118	14,141	(7)	382	122	9,240	(44)
Foreign currency	601	146	503	(56)	581	155	451	(62)
Swaptions:
Pay-fixed	37,850	154	17,875	(206)	48,600	165	47,750	(194)
Receive-fixed	24,395	4,129	17,875	(1,843)	33,695	6,371	47,750	(3,238)
Other(1)	7,752	59	437	(5)	8,214	52	75	—

Total gross risk management derivatives	303,310	12,589	279,280	(17,857)	293,090	15,085	320,100	(21,022)
Accrued interest receivable (payable)	—	1,081	—	(1,455)	—	920	—	(1,238)
Netting adjustment(2)	—	(13,524)	—	19,053	—	(15,829)	—	21,898

Total net risk management derivatives	$303,310	$146	$279,280	$(259)	$293,090	$176	$320,100	$(362)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$3,623	$15	$8,723	$(38)	$9,710	$73	$422	$—
Forward contracts to purchase mortgage-related securities	23,609	69	26,436	(100)	32,707	309	2,570	(6)
Forward contracts to sell mortgage-related securities	41,663	135	35,231	(125)	1,370	3	54,656	(548)

Total mortgage commitment derivatives	$68,895	$219	$70,390	$(263)	$43,787	$385	$57,648	$(554)

Derivatives at fair value	$372,205	$365	$349,670	$(522)	$336,877	$561	$377,748	$(916)

(1)

Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)

The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, as well as cash collateral posted and received. Cash collateral posted was $6.0 billion and $6.8 billion as of March 31, 2012 and December 31, 2011, respectively. Cash collateral received was $515 million and $779 million as of March 31, 2012 and December 31, 2011, respectively.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of March 31, 2012 was $6.1 billion, for which we posted collateral of $6.0 billion in the normal course of business. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $87 million of collateral would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of March 31, 2012.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position as of December 31, 2011 was $7.2 billion, for which we posted collateral of $6.8 billion in the normal course of business. Had all of the credit risk-related contingency features underlying these agreements been triggered, an additional $362 million would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of December 31, 2011.

We record all derivative gains and losses, including accrued interest, in “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income (loss). The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$1,175	$602
Receive-fixed	(918)	(256)
Basis	38	19
Foreign currency	1	30
Swaptions:
Pay-fixed	(22)	(55)
Receive-fixed	(94)	(233)
Other(1)	(1)	9

Total risk management derivatives fair value gains, net	179	116
Mortgage commitment derivatives fair value (losses) gains, net	(205)	23

Total derivatives fair value (losses) gains, net	$(26)	$139

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The table below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)
Credit loss exposure(4)	$5	$392	$397	$54	$451
Less: Collateral held(5)	—	392	392	—	392

Exposure net of collateral	$5	$—	$5	$54	$59

Additional information:
Notional amount	$63,771	$511,039	$574,810	$7,780	$582,590
Number of counterparties	6	10	16

	As of December 31, 2011
	Credit Rating(1)
	AA+/AA/AA-	A+/A	Subtotal(2)	Other(3)	Total
	(Dollars in millions)
Credit loss exposure(4)	$—	$885	$885	$51	$936
Less: Collateral held(5)	—	840	840	—	840

Exposure net of collateral	$—	$45	$45	$51	$96

Additional information:
Notional amount	$63,294	$546,967	$610,261	$2,929	$613,190
Number of counterparties	6	10	16

(1)

We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P's rating for any ratings based on Moody’s scale.

(2)

We had exposure to 2 and 4 counterparties for interest rate and foreign currency derivatives in a net gain position as of March 31, 2012 and December 31, 2011, respectively. Those interest rate and foreign currency derivatives had notional balances of $2.4 billion and $127.5 billion as of March 31, 2012 and December 31, 2011, respectively.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

to improve our operational efficiencies and effectiveness. In future periods, we may change some of our management reporting and how we report our business segment results.

Under our segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations and comprehensive income (loss), as we separate the activity related to our consolidated trusts from the results generated by our three segments. Our segment financial results include directly attributable revenues and expenses. Additionally, we allocate to each of our segments: (1) capital using FHFA minimum capital requirements adjusted for over- or under-capitalization; (2) indirect administrative costs; and (3) a provision or benefit for federal income taxes. In addition, we allocate intracompany guaranty fee income as a charge from the Single-Family and Multifamily segments to Capital Markets for managing the credit risk on mortgage loans held by the Capital Markets group. We also include an eliminations/adjustments category to reconcile our business segment results and the activity related to our consolidated trusts to net income (loss) in our condensed consolidated statements of operations and comprehensive income (loss).

The following tables display our segment results for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31, 2012
	Business Segments			Other Activity/Reconciling Items
	Single- Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(379)	$(7)	$3,541	$1,569		$473	(3)	$5,197
(Provision) benefit for credit losses	(2,053)	53	—	—		—		(2,000)

Net interest (loss) income after provision for credit losses	(2,432)	46	3,541	1,569		473		3,197
Guaranty fee income (expense)	1,911	243	(332)	(1,159	)(5)	(601	)(5)	62 (5)
Investment gains, net	1	6	1,007	27		(925	)(6)	116
Net other-than-temporary impairments	—	—	(64)	—		—		(64)
Fair value (losses) gains, net	(1)	—	170	52		62	(7)	283
Debt extinguishment (losses) gains, net	—	—	(70)	36		—		(34)
Gains from partnership investments	—	11	—	—		(1)		10 (8)
Fee and other income (expense)	200	47	180	(108)		(6)		313
Administrative expenses	(380)	(64)	(120)	—		—		(564)
Foreclosed property expense	(332)	(7)	—	—		—		(339)
Other expenses	(235)	(3)	(8)	—		(16)		(262)

Net (loss) income	(1,268)	279	4,304	417		(1,014)		2,718
Less: Net loss attributable to noncontrolling interest	—	—	—	—		1	(9)	1

Net (loss) income attributable to Fannie Mae	$(1,268)	$279	$4,304	$417		$(1,013)		$2,719

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	For the Three Months Ended March 31, 2011
	Business Segments			Other Activity/Reconciling Items				Total Results
	Single- Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments(2)
	(Dollars in millions)
Net interest (loss) income	$(898)	$(9)	$3,710	$1,574		$583	(3)	$4,960
(Provision) benefit for credit losses (4)	(10,618)	64	—	—		—		(10,554)

Net interest (loss) income after provision for credit losses	(11,516)	55	3,710	1,574		583		(5,594)
Guaranty fee income (expense)	1,871	209	(399)	(1,110	)(5)	(521	)(5)	50	(5)
Investment gains (losses), net	1	4	870	(26)		(774	)(6)	75
Net other-than-temporary impairments	—	—	(44)	—		—		(44)
Fair value gains (losses), net	—	—	218	(33)		104	(7)	289
Debt extinguishment (losses) gains, net	—	—	(24)	37		—		13
Losses from partnership investments	—	(12)	—	—		—		(12	)(8)
Fee and other income (expense)	147	58	75	(92)		(1)		187
Administrative expenses	(416)	(68)	(121)	—		—		(605)
Foreclosed property expense	(488)	—	—	—		—		(488)
Other (expenses) income	(318)	6	(9)	—		(19)		(340)

(Loss) income before federal income taxes	(10,719)	252	4,276	350		(628)		(6,469)
(Provision) benefit for federal income taxes	(2)	(5)	5	—		—		(2)

Net (loss) income attributable to Fannie Mae	$(10,721)	$247	$4,281	$350		$(628)		$(6,471)

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

(2)

Represents the elimination of intercompany transactions occurring between the three business segments and our consolidated trusts, as well as other adjustments to reconcile to our consolidated results.

(3)	Represents the amortization expense of cost basis adjustments on securities that we own in our portfolio that on a GAAP basis are eliminated.

(4)	Prior period amounts have been reclassified to conform to the current period presentation.

(5)

Represents the guaranty fees paid from consolidated trusts to the Single-Family and Multifamily segments. The adjustment to guaranty fee income in the Eliminations/Adjustments column represents the elimination of the amortization of deferred cash fees related to consolidated trusts that were re-established for segment reporting. Total guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income (loss).

(6)

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

(7)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(8)	Gains (losses) from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income (loss).

(9)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our condensed consolidated balance sheets.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.    Concentrations of Credit Risk

Mortgage Seller/Servicers.    Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage seller/servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our ten largest single-family mortgage servicers, including their affiliates, serviced 74% of our single-family guaranty book of business as of March 31, 2012, compared with 75% as of December 31, 2011. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 66% of our multifamily guaranty book of business as of March 31, 2012, compared with 67% as of December 31, 2011.

If a significant seller/servicer counterparty, or a number of seller/servicers fails to meet its obligations to us, it could result in a significant increase in our credit losses and have a material adverse affect on our results of operations, liquidity, financial condition and net worth.

Mortgage Insurers.    Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $91.2 billion on the single-family mortgage loans in our guaranty book of business as of March 31, 2012 and December 31, 2011, which represented 3% of our single-family guaranty book of business. Our primary mortgage insurance coverage risk in force was $87.3 billion as of March 31, 2012 and December 31, 2011. Our pool mortgage insurance coverage risk in force was $3.8 billion and $3.9 billion as of March 31, 2012 and December 31, 2011, respectively. Nine mortgage insurance companies provided over 99% of our mortgage insurance as of March 31, 2012 and December 31, 2011.

As of May 9, 2012, one of our mortgage insurance counterparties, PMI Mortgage Insurance Co. (“PMI”), has publicly disclosed that it is now in receivership. Three of our mortgage insurance counterparties—Triad Guaranty Insurance Corporation (“Triad”), Republic Mortgage Insurance Company (“RMIC”), and PMI—have publicly disclosed that they are in run-off. One mortgage insurer, Genworth Mortgage Insurance Corporation (“Genworth”), is currently operating pursuant to a waiver it received from its regulator of the state regulatory capital requirements applicable to its main insurance writing entity. An additional two of our mortgage insurers—Mortgage Guaranty Insurance Corporation (“MGIC”) and Radian Guaranty, Inc. (“Radian”)—have disclosed that, in the absence of additional capital contributions to their insurance writing entity, their capital might fall below state regulatory capital requirements in the future. These six mortgage insurers provided a combined $73.3 billion, or 80%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2012.

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

Our total loss reserves incorporate an estimated recovery amount from mortgage insurance coverage. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due mortgage insurance benefit for collectability in order to ensure that our total loss reserves reflect probable losses as of the balance sheet date. The following table displays our estimated benefit from mortgage insurers as of March 31, 2012, and December 31, 2011 that reduce our total loss reserves.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	As of
	March 31, 2012	December 31, 2011
	(Dollars in millions)
Contractual mortgage insurance benefit	$15,237	$15,099
Less: Collectability adjustment(1)	2,571	2,867

Estimated benefit included in total loss reserves	$12,666	$12,232

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.

We had outstanding receivables of $3.7 billion recorded in “Other assets” in our condensed consolidated balance sheets as of March 31, 2012 and $3.6 billion as of December 31, 2011 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $894 million as of March 31, 2012 and $639 million as of December 31, 2011 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectability, and they are recorded net of a valuation allowance of $786 million as of March 31, 2012 and $570 million as of December 31, 2011. These mortgage insurance receivables are short-term in nature, having an average duration of approximately six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of March 31, 2012 and December 31, 2011.

We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.3 billion during the three months ended March 31, 2012 and $1.6 billion during the three months ended March 31, 2011.

Derivatives Counterparties.    For information on credit risk associated with our derivatives transactions refer to “Note 9, Derivative Instruments.”

12.    Fair Value

We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or nonrecurring basis.

Fair Value Measurement

Fair value measurement guidance defines fair value, establishes a framework for measuring fair value and sets forth disclosures around fair value measurements. This guidance applies whenever other accounting guidance requires or permits assets or liabilities to be measured at fair value. The guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities. The next highest priority, Level 2, is given to measurements of assets and liabilities based on limited observable inputs or observable inputs for similar assets and liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs.

Effective January 1, 2012, we adopted new accounting guidance that requires enhanced disclosures about fair value measurement. Upon adoption of the new fair value guidance, we made changes to the principal markets that we use to estimate the fair value of the following categories of mortgage loans: (a) for loans that have been modified but have been reperforming for nine months or more, we changed to the whole loan market; (b) for loans that are one month delinquent, we changed to the GSE securitization market; and (c) for loans that are two months and three months delinquent, we changed to the whole loan market. The impact of making these changes to our principal markets was a net decrease in the estimated fair value of our loans of $24.4 billion as of March 31, 2012.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In addition, we enhanced our fair value estimation process for HARP loans as of March 31, 2012 to use the modified build-up approach, as described in “Fair Value of Financial Instruments – HARP Loans.” Previously, we measured the fair value of these loans using our standard build-up approach. The impact of this enhancement was an increase in the estimated fair value of HARP loans of $7.4 billion as of March 31, 2012.

Recurring Changes in Fair Value

The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of March 31, 2012 and December 31, 2011.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Fair Value Measurements as of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$3,250	$—	$—	$—	$3,250
Trading securities:
Mortgage-related securities:
Fannie Mae	—	7,079	89	—	7,168
Freddie Mac	—	2,573	2	—	2,575
Ginnie Mae	—	286	—	—	286
Alt-A private-label securities	—	769	569	—	1,338
Subprime private-label securities	—	—	1,305	—	1,305
CMBS	—	10,417	—	—	10,417
Mortgage revenue bonds	—	—	668	—	668
Other	—	—	123	—	123
Non-mortgage-related securities:
U.S. Treasury securities	50,030	—	—	—	50,030
Asset-backed securities	—	1,896	—	—	1,896

Total trading securities	50,030	23,020	2,756	—	75,806
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	14,588	37	—	14,625
Freddie Mac	—	11,932	11	—	11,943
Ginnie Mae	—	866	—	—	866
Alt-A private-label securities	—	4,453	7,136	—	11,589
Subprime private-label securities	—	—	7,595	—	7,595
CMBS	—	14,068	—	—	14,068
Mortgage revenue bonds	—	7	9,732	—	9,739
Other	—	12	3,342	—	3,354

Total available-for-sale securities	—	45,926	27,853	—	73,779
Mortgage loans of consolidated trusts	—	2,021	2,271	—	4,292
Other assets:
Risk management derivatives:
Swaps	—	9,181	147	—	9,328
Swaptions	—	4,283	—	—	4,283
Other	5	—	54	—	59
Netting adjustment	—	—	—	(13,524)	(13,524)
Mortgage commitment derivatives	—	217	2	—	219

Total other assets	5	13,681	203	(13,524)	365

Total assets at fair value	$53,285	$84,648	$33,083	$(13,524)	$157,492

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Fair Value Measurements as of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$426	$—	$—	$426
Senior floating	—	—	399	—	399

Total of Fannie Mae	—	426	399	—	825
Of consolidated trusts	—	3,329	950	—	4,279

Total long-term debt	—	3,755	1,349	—	5,104
Other liabilities:
Risk management derivatives:
Swaps	—	17,116	142	—	17,258
Swaptions	—	2,049	—	—	2,049
Other	5	—	—	—	5
Netting adjustment	—	—	—	(19,053)	(19,053)
Mortgage commitment derivatives	—	246	17	—	263

Total other liabilities	5	19,411	159	(19,053)	522

Total liabilities at fair value	$5	$23,166	$1,508	$(19,053)	$5,626

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

(2)	Cash equivalents are comprised of U.S. Treasury Bills that are classified as Level 1.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income (loss) for Level 3 assets and liabilities for the three months ended March 31, 2012 and 2011. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2012
	Balance, December 31, 2011	Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income (Loss) Related to Assets and Liabilities Still Held as of March 31, 2012(5)
		Included in Net Income (Loss)	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,737	$5	$—	$—	$(33)	$—	$(104)	$(1,581)	$65	$89	$—
Freddie Mac	—	—	—	—	—	—	—	—	2	2	—
Ginnie Mae	9	—	—	—	—	—	—	(9)	—	—	—
Alt-A private-label securities	345	13	—	—	—	—	(17)	—	228	569	13
Subprime private-label securities	1,280	59	—	—	—	—	(34)	—	—	1,305	59
Mortgage revenue bonds	724	(54)	—	—	—	—	(2)	—	—	668	(55)
Other	143	(19)	—	—	—	—	(1)	—	—	123	(19)

Total trading securities	$4,238	$4	$—	$—	$(33)	$—	$(158)	$(1,590)	$295	$2,756	$(2)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$946	$—	$(8)	$1	$(1)	$—	$(16)	$(895)	$10	$37	$—
Freddie Mac	12	—	—	—	—	—	(1)	—	—	11	—
Alt-A private-label securities	7,256	(17)	166	—	—	—	(262)	(985)	978	7,136	—
Subprime private-label securities	7,586	35	303	—	—	—	(329)	—	—	7,595	—
Mortgage revenue bonds	10,247	2	(137)	—	(24)	—	(356)	—	—	9,732	—
Other	3,445	6	(26)	—	—	—	(83)	—	—	3,342	—

Total available-for-sale securities	$29,492	$26	$298	$1	$(25)	$—	$(1,047)	$(1,880)	$988	$27,853	$—

Mortgage loans of consolidated trusts	$2,319	$73	$—	$245	$—	$—	$(59)	$(318)	$11	$2,271	$17
Net derivatives	65	7	—	—	—	(3)	(25)	—	—	44	3
Long-term debt: Of Fannie Mae: Senior floating	$(406)	$7	$—	$—	$—	$—	$—	$—	$—	$(399)	$7
Of consolidated trusts	(765)	(9)	—	—	—	(267)	28	110	(47)	(950)	(8)

Total long-term debt	$(1,171)	$(2)	$—	$—	$—	$(267)	$28	$110	$(47)	$(1,349)	$(1)

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31, 2011
		Total Gains or (Losses) (Realized/Unrealized)								Net Unrealized Gains (Losses) Included in Net Income (Loss) Related to Assets and Liabilities Still Held as of March 31, 2011(5)
	Balance, December 31, 2010	Included in Net Income (Loss)	Included in Other Comprehensive Income(1)	Purchases(2)	Sales(2)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, March 31, 2011
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$2,202	$(13)	$—	$—	$(15)	$(132)	$(391)	$—	$1,651	$(10)
Alt-A private-label securities	20	—	—	—	—	—	—	—	20	—
Subprime private-label securities	1,581	11	—	—	—	(45)	—	—	1,547	11
Mortgage revenue bonds	609	—	—	—	—	(3)	—	—	606	3
Other	152	4	—	—	—	(1)	—	—	155	4
Non-mortgage-related:
Asset-backed securities	12	—	—	—	—	(3)	(9)	2	2	—

Total trading securities	$4,576	$2	$—	$—	$(15)	$(184)	$(400)	$2	$3,981	$8

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$114	$—	$4	$416	$(15)	$(2)	$(101)	$130	$546	$—
Freddie Mac	3	—	—	—	—	—	—	9	12	—
Alt-A private-label securities	7,049	(2)	104	—	—	(258)	(317)	660	7,236	—
Subprime private-label securities	9,932	130	(58)	—	—	(344)	—	—	9,660	—
Mortgage revenue bonds	11,030	(2)	21	—	(42)	(475)	—	—	10,532	—
Other	3,806	1	71	—	—	(102)	—	—	3,776	—

Total available-for-sale securities	$31,934	$127	$142	$416	$(57)	$(1,181)	$(418)	$799	$31,762	$—

Mortgage loans of consolidated trusts	$2,207	$11	$—	$15	$—	$(79)	$(6)	$73	$2,221	$11
Net derivatives	104	14	—	—	—	—	—	—	118	5
Long-term debt:
Of Fannie Mae:
Senior floating	$(421)	$(22)	$—	$—	$—	$20	$—	$—	$(423)	$(22)
Of consolidated trusts	(627)	(35)	—	—	—	22	22	(49)	(667)	(35)

Total long-term debt	$(1,048)	$(57)	$—	$—	$—	$42	$22	$(49)	$(1,090)	$(57)

(1)

Gains (losses) included in other comprehensive income are included in “Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes” in the condensed consolidated statement of operations and comprehensive income (loss).

(2)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

(4)

Transfers out of Level 3 consisted primarily of Fannie Mae guaranteed mortgage-related securities and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from third-party vendors supported by market observable inputs. Transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended March 31, 2012
	Interest Income	Fair Value Gains, net	Net Other-than- Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$66	$87	$(51)	$6	$108
Net unrealized gains related to Level 3 assets and liabilities still held as of March 31, 2012	$—	$17	$—	$—	$17

	For the Three Months Ended March 31, 2011
	Interest Income	Fair Value Gains, net	Net Other-than- Temporary- Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$135	$(24)	$(17)	$3	$97
Net unrealized losses related to Level 3 assets and liabilities still held as of March 31, 2011	$—	$(33)	$—	$—	$(33)

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Nonrecurring Changes in Fair Value

The following table displays assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment) as of March 31, 2012.

	Fair Value Measurements As of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	$—	$—	$22,180	$22,180
Of consolidated trusts	—	—	274	274
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,539	1,539
Acquired property, net:
Single-family	—	—	4,009	4,009
Multifamily	—	—	61	61
Other assets	—	—	438	438

Total nonrecurring fair value measurements	$—	$—	$28,501	$28,501

(1)	Excludes estimated recoveries from mortgage insurance proceeds.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis and the gains or losses recognized for these assets and liabilities for the three months ended March 31, 2011.

	Fair Value Measurements For the Three Months Ended March 31, 2011					For the Three Months Ended March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value		Total Losses
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$89	$131	$220		$(5)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	27,265	27,265	(1)	(1,014)
Of consolidated trusts	—	—	633	633	(1)	(80)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,028	1,028	(1)	(80)
Acquired property, net:
Single-family	—	—	12,114	12,114	(2)	(811)
Multifamily	—	—	93	93	(2)	(16)
Other assets			1,402	1,402		(30)

Total assets at fair value	$—	$89	$42,666	$42,755		$(2,036)

(1)	Includes $1.3 billion of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of March 31, 2011.

(2)	Includes $4.1 billion of acquired properties that were sold or transferred as of March 31, 2011.

The following table displays valuation techniques and the range and weighted-average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2012.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Fair Value Measurements as of March 31, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)	Weighted- Average(1)	Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Trading securities:
Mortgage-related securities:
Agency(2)	Consensus				$91
Alt-A private-label securities	Discounted Cash Flow	Default Rate (%)	5.2 - 18.1	13.6
		Prepayment Speed (%)	0.1 - 2.6	1.2
		Severity (%)	65.0 - 70.0	68.9
		Spreads (bps)	558.0 - 682.0	638.9	278
	Single Vendor				239
	Other				52

Total Alt-A private-label securities					569

Subprime private-label securities	Discounted Cash Flow	Default Rate (%)	11.3 - 24.1	16.4
		Prepayment Speed (%)	0.0 - 8.3	1.5
		Severity (%)	80.0	80.0
		Spreads (bps)	597.0 - 790.0	653.8	543
	Consensus	Default Rate (%)	15.0 - 20.4	17.4
		Prepayment Speed (%)	0.0 - 5.3	2.2
		Severity (%)	80.0	80.0
		Spreads (bps)	595.0 - 786.0	644.2	387
	Consensus				375

Total subprime private-label securities					1,305

Mortgage revenue bonds	Discounted Cash Flow	Spreads (bps)	250.0 - 375.0	313.4	612
	Other				56

Total mortgage revenue bonds					668

Other	Other				123

Total trading securities					$2,756

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Fair Value Measurements as of March 31, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)	Weighted- Average(1)	Fair Value
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	Other				$48
Alt-A private-label securities	Consensus	Default Rate (%)	0.0 - 13.1	1.8
		Prepayment Speed (%)	0.1 - 23.6	10.5
		Severity (%)	50.0 - 70.0	52.4
		Spreads (bps)	295.0 - 725.0	441.6	3,045
	Consensus				1,501
	Discounted Cash Flow	Default Rate (%)	0.0 - 29.4	8.0
		Prepayment Speed (%)	0.0 - 40.6	4.9
		Severity (%)	50.0 - 70.0	58.5
		Spreads (bps)	308.0 - 786.0	548.7	2,010
	Single Vendor				350
	Single Vendor	Default Rate (%)	2.5 - 22.0	12.4
		Prepayment Speed (%)	0.4 - 3.0	1.1
		Severity (%)	65.0	65.0
		Spreads (bps)	555.0 - 821.0	673.3	142
	Other				88

Total Alt-A private-label securities					7,136

Subprime private-label securities	Consensus	Default Rate (%)	0.0 - 25.9	15.1
		Prepayment Speed (%)	0.0 - 13.4	1.9
		Severity (%)	65.0 - 80.0	76.9
		Spreads (bps)	0.0 - 834.0	658.1	2,795
	Consensus				2,296
	Discounted Cash Flow	Default Rate (%)	0.0 - 27.5	16.9
		Prepayment Speed (%)	0.0 - 10.9	1.7
		Severity (%)	65.0 - 80.0	77.9
		Spreads (bps)	527.0 - 840.0	652.4	2,098
	Other				406

Total subprime private-label securities					7,595

Mortgage revenue bonds	Single Vendor				7,746
	Discounted Cash Flow	Spreads (bps)	143.0 - 375.0	299.9	1,766
	Other				220

Total mortgage revenue bonds					9,732

Other	Consensus	Default Rate (%)	5.0 - 12.1	5.0
		Prepayment Speed (%)	3.0 - 5.0	3.0
		Severity (%)	65.0 - 85.0	84.9
		Spreads (bps)	572.0 - 792.0	662.3	827
	Consensus				825
	Discounted Cash Flow	Default Rate (%)	0.2 - 5.0	4.8
		Prepayment Speed (%)	3.0 - 11.0	3.4
		Severity (%)	50.0 - 85.0	84.0
		Spreads (bps)	541.0 - 786.0	632.9	713
	Single Vendor				195
	Other				782

Total Other					3,342

Total available-for-sale securities					$27,853

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Fair Value Measurements as of March 31, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)	Weighted- Average(1)	Fair Value
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	Build-Up	Default Rate (%)	0.1 - 97.2	16.0
		Prepayment Speed (%)	8.4 - 96.7	30.1
		Severity (%)	8.7 - 100.0	39.2	$1,437
	Discounted Cash Flow	Default Rate (%)	2.4 - 9.2	6.6
		Prepayment Speed (%)	0.0 - 8.9	5.0
		Severity (%)	50.0 - 70.0	61.9
		Spreads (bps)	0.0 - 789.0	641.5	284
	Consensus				216
	Consensus	Default Rate (%)	0.0 - 6.7	4.0
		Prepayment Speed (%)	0.0 - 32.5	4.9
		Severity (%)	65.0 - 70.0	66.5
		Spreads (bps)	516.0 - 772.0	678.8	145
	Single Vendor				50

Total single-family					2,132
Multifamily	Build-Up	Spreads (bps)	88.0 - 357.4	172.2	139

Total mortgage loans of consolidated trusts					$2,271

Net derivatives	Dealer Mark				$148
	Internal Model				(84)
	Other				(20)

Total net derivatives					$44

Long-term debt:
Of Fannie Mae:
Senior floating	Discounted Cash Flow				$(399)
Of consolidated trusts	Consensus				(321)
	Consensus	Default Rate (%)	0.0 - 6.7	4.0
		Prepayment Speed (%)	0.0 - 32.5	4.9
		Severity (%)	50.0 - 70.0	66.4
		Spreads (bps)	516.0 - 772.0	676.9	(157)
	Discounted Cash Flow	Default Rate (%)	2.4 - 10.0	5.8
		Prepayment Speed (%)	0.0 - 100.0	22.8
		Severity (%)	50.0 - 70.0	60.9
		Spreads (bps)	0.0 - 789.0	545.5	(315)
	Single Vendor				(96)
	Other				(61)

Total of consolidated trusts					(950)

Total long-term debt					$(1,349)

(1)

Valuation techniques for which no unobservable inputs are disclosed generally reflect the use of third-party pricing services or dealers, and the range of unobservable inputs applied by these sources is not readily available or cannot be reasonably estimated. Where we have disclosed unobservable inputs for consensus and single vendor techniques, those inputs are based on our validations performed at the security level.

(2)	Includes Fannie Mae and Freddie Mac securities.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2012. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

	Fair Value Measurements as of March 31, 2012
	Valuation Techniques	Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Level 3 Assets:
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	$22,180
Of consolidated trusts	Internal Model	274
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Appraisals	276
	Broker Price Opinions	488
	Asset Manager Estimate	740
	Other	35

Total of Fannie Mae		1,539

Acquired property, net:
Single-family	Accepted Offers	1,092
	Appraisals	569
	Walk Forwards	1,202
	Internal Model	1,058
	Other	88

Total single-family		4,009

Multifamily	Accepted Offers	16
	Appraisals	20
	Broker Price Opinions	25

Total multifamily		61

Other assets	Accepted Offers	176
	Appraisals	36
	Walk Forwards	38
	Internal Model	77
	Other	111

Total other assets		438

Total nonrecurring assets at fair value		$28,501

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure as well as our basis of classifying these measurements as Level 1, Level 2 or Level 3 of the valuation hierarchy.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Cash Equivalents, Trading Securities and Available-for-Sale Securities—These securities are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. Fair value is measured using quoted market prices in active markets for identical assets, when available. Securities, such as U.S. Treasury Bills, whose value is based on quoted market prices in active markets for identical assets are classified as Level 1 of the valuation hierarchy.

We classify securities as Level 2 of the valuation hierarchy if quoted market prices in active markets for identical assets are not available. To estimate fair value, we use vendor prices provided by as many as three third-party pricing services which are calibrated to the quoted market prices in active markets for similar securities. The single vendor valuation technique utilizes one vendor price to estimate fair value. The consensus valuation technique utilizes an average of two or more vendors’ prices to estimate fair value. In the absence of prices provided by third-party pricing services supported by observable market data, fair values are estimated using quoted prices of securities with similar characteristics or a discounted cash flow technique that uses inputs such as default rates, prepayment speed, loss severity and spreads based on market assumptions where available. Such instruments are generally classified as Level 2 of the valuation hierarchy.

For all valuation techniques used for securities where there is limited activity or less transparency around these inputs to the valuation, these securities are classified as Level 3 of the valuation hierarchy.

For agency and private-label securities, an increase in unobservable prepayment speeds in isolation would generally result in an increase in fair value, and an increase in unobservable spreads, severity rates or default rates in isolation would generally result in a decrease in fair value. For mortgage revenue bonds classified as Level 3 of the valuation hierarchy, an increase in unobservable spreads would result in a decrease in fair value. Although the sensitivities of the fair value of our recurring Level 3 securities of the valuation hierarchy to various unobservable inputs are discussed above in isolation, interrelationships exist among these inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs.

Mortgage Loans Held for Investment—The majority of HFI loans are reported in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. We estimate the fair value of HFI loans using the build-up and consensus valuation techniques, as discussed below, for periodic disclosure of financial instruments as required by GAAP. For our remaining loans, which include those containing embedded derivatives that would otherwise require bifurcation and consolidated loans of senior-subordinated trust structures, we elect the fair value option and therefore, we record these loans at fair value in our condensed consolidated balance sheets. We measure these loans on a recurring basis using the build-up, consensus, discounted cash flow and single vendor price techniques. Certain impaired loans are measured at fair value on a nonrecurring basis by using the fair value of their underlying collateral. Specific techniques used include internal models, broker price opinions and appraisals.

A description of our valuation techniques is as follows:

Build-Up:    The fair value of performing loans represents an estimate of the prices we would receive if we were to securitize those loans and is determined based on comparisons to Fannie Mae MBS with similar characteristics, either on a pool or loan level. We use the observable market values of our Fannie Mae MBS determined primarily from third-party pricing services, quoted market prices in active markets for similar securities, and other observable market data as a base value. In the build-up valuation technique we start with the base value for our Fannie Mae MBS then we add or subtract the fair value of the associated guaranty asset, guaranty obligation (“GO”) and master servicing arrangement. We set the GO equal to the estimated fair value we would receive if we were to issue our guaranty to an unrelated party in a stand-alone arm’s length transaction at the measurement date. We estimate the fair value of the GO using our internal GO valuation models, which calculate the present value of expected cash flows based on management’s best estimate of certain key

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

assumptions such as current mark-to-market LTV ratios, future house prices, default rates, severity rates and required rate of return. We may further adjust the model values based on our current market pricing when such transactions reflect credit characteristics that are similar to our outstanding GO. These loans are generally classified as Level 2 of the valuation hierarchy to the extent that significant inputs are observable. To the extent that unobservable inputs are significant, the loans are classified as Level 3 of the valuation hierarchy.
Consensus:    The fair value of single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are either two or more months delinquent, in an open modification period, or in a closed modification state and have performed for twelve or fewer months. We calculate the fair value of nonperforming loans based on assumptions about key factors, including collateral value and mortgage insurance repayment. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan along with a state-level distressed property sales discount. Mortgage insurance is estimated by taking the loan-level coverage and adjusting it by the probability of repayment by the associated mortgage insurer. This probability is based on the credit rating of the mortgage insurance company. Using these assumptions, along with indicative bids for a representative sample of nonperforming loans, we estimate the fair value. The bids on sample loans are obtained from multiple active market participants. Fair value is estimated from the extrapolation of these indicative sample bids plus an amount for the recovery of any associated mortgage insurance estimated through our GO valuation models as described above. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Discounted Cash Flow:    We estimate the fair value of a portion of our senior-subordinated trust structures using discounted cash flow at the security level as a proxy for estimating loan fair value. This valuation technique uses unobservable inputs such as prepayment speeds, default rates, spreads, and loss severities to estimate the fair value of our securities. These inputs are weighted in a model that calculates the expected cash flow of the security which is used as the basis of fair value. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Single Vendor:    We estimate the fair value of a portion of our senior-subordinated trust structures using the single vendor valuation technique at the security level as a proxy for estimating loan fair value. This valuation technique estimates fair value based upon prices received from one specific vendor. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Internal Model:    We estimate the fair value of a portion of our single-family nonperforming loans using the value of the underlying collateral. The inputs into this internal model include property level data such as prior sales prices, tax assessment values, property characteristics, and historical foreclosure sales data. This internal model takes one of two approaches when valuing foreclosed properties. The first approach relies on comparable foreclosed property sales, where the value of the target property is the weighted average price of comparable foreclosed property sales. The weights in the comparable sales approach are determined by various factors such as geographic distance, transaction time, and the value difference. The second approach relies on model calibrations that consider the target property’s attributes such as prior sales prices, tax assessment values, and property characteristics to derive the foreclosed property values. In the second approach, we build separate predictive models for each Metropolitan Statistical Area (“MSA”). Specifically, we use the data of prior sales prices, tax assessment values, property characteristics, and historical foreclosure sales to calibrate the models in each MSA. We can use the available data about that property and our MSA-level model to estimate the fair value for a given property. The majority of the internal model valuations come from the comparable sales approach. The determination of whether the internal model valuations in a particular geographic area should use the comparable sales approach or model calibration is based on the quarterly evaluation of these two approaches for valuation accuracy. The unobservable inputs used in this technique include model weights based upon

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

geographic distance, transaction time, and metropolitan statistics. When a physical address is not available, we estimate fair value using state-average foreclosed property values. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Appraisals:    For a portion of our multifamily loans, we use appraisals to estimate the fair value of the loan. There are three approaches used to estimate fair value of a specific property: (1) cost, (2) income capitalization and (3) sales comparison. This technique uses an average of the three estimates. The cost approach uses the insurable value as a basis. The unobservable inputs used in this model include the estimated cost to construct or replace multifamily properties in the closest localities available. The income capitalization approach estimates the fair value using the present value of the future cash flow expectations by applying an appropriate overall capitalization rate to the forecasted net operating income. The significant unobservable inputs used in this calculation include rental income, fees associated with rental income, expenses associated with the property including taxes, payroll, insurance and other items, and the capitalization rates which are determined through market extraction and DSCR. The sales comparison approach compares the prices paid for similar properties, the prices asked by owners and offers made. The unobservable inputs to this methodology include ratios of sales prices to annual gross income, price paid per unit and adjustments made based on financing, conditions of sale, and physical characteristics of the property. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Broker Price Opinion (“BPO”):    For a portion of our multifamily loans, we use BPO to estimate the fair value of the loan. This technique uses both current property value and the property value adjusted for stabilization. These approaches compute net operating income based on current rents and expenses and use a range of market capitalization rates to estimate property value. The unobservable inputs used in this technique are property net operating income and market capitalization rates to estimate property value. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

Asset Manager Estimate (“AME”):    For a portion of our multifamily loans, AME is used to estimate the fair value of the loan. This technique uses the net operating income and tax assessments of the specific property as well as MSA-specific market capitalization rates and average per unit sales values to estimate property fair value. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

An increase in prepayment speeds in isolation would generally result in an increase in the fair value of our mortgage loans classified as Level 3 of the valuation hierarchy, and an increase in severity rates, default rates, or spreads in isolation would generally result in a decrease in fair value. Although the sensitivities of the fair value of mortgage loans classified as Level 3 of the valuation hierarchy to various unobservable inputs are discussed above in isolation, interrelationships exist among these inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs.

Acquired Property, Net and Other Assets—Acquired property, net represents foreclosed property received in full satisfaction of a loan net of a valuation allowance. Acquired property is initially recorded in our condensed consolidated balance sheets at its fair value less its estimated cost to sell. The initial fair value of foreclosed properties is determined using a hierarchy based on the reliability of available information. The hierarchy for single-family acquired property includes accepted offers, appraisals, broker price opinions and proprietary home price model values. The hierarchy for multifamily acquired property includes accepted offers, appraisals, and broker price opinions. We consider an accepted offer on a specific foreclosed property to be the best estimate of its fair value. If we have not accepted an offer on the property we use the highest available valuation methodology as described in our valuation hierarchy to determine fair value. While accepted offers represent an agreement in principle to transact, a significant portion of these agreements do not get executed for various reasons, and are therefore classified as Level 3 of the valuation hierarchy.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Third-party valuations can be obtained from either an appraisal or a broker price opinion. These valuations are kept current using a monthly walk forward process that updates them for any change in the value of the property. When accepted offers or third-party valuations are not available, we generally utilize the home price values determined using an internal model.

Subsequent to initial measurement, the foreclosed properties that we intend to sell are reported at the lower of the carrying amount or fair value less estimated costs to sell. Foreclosed properties classified as held for use, included in “Other Assets” in our condensed consolidated balance sheets, are depreciated and impaired when circumstances indicate that the carrying amount of the property is no longer recoverable. The fair values of our single-family foreclosed properties subsequent to initial measurement are determined using the same information hierarchy used for the initial fair value measurement.

The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of March 31, 2012, these methodologies comprised approximately 75% of our valuations, while accepted offers comprised approximately 23% of our valuations.

Acquired property is classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.

A description of our valuation techniques to estimate the fair value of our acquired property is as follows.

Single-family acquired property valuation techniques

Appraisal:    An appraisal is an estimate of the value of a specific property by a certified or licensed appraiser, in accordance with the Uniform Standards of Professional Appraisal Practice. Data most commonly used is from the local Multiple Listing Service and includes properties currently listed for sale, properties under contract, and closed transactions. The appraiser performs an analysis that starts with these data points and then adjusts for differences between the comparable properties and the property being appraised, to arrive at an estimated value for the specific property. Adjustments are made for differences between comparable properties for unobservable inputs such as square footage, location, and condition of the property. The appraiser typically uses recent historical data for the estimate of value.

Broker Price Opinion:    This technique provides an estimate of what the property is worth based upon a real estate broker’s knowledge. The broker uses research of pertinent data in the appropriate market, and a sales comparison approach that is similar to the appraisal process. The broker typically has insight into local market trends, such as the number of and terms of offers, lack of offers, increasing supply, shortage of inventory and overall interest in buying a home. This information, all of which is unobservable, is used along with recent and pending sales and current listings of similar properties to arrive at an estimate of value.

Appraisal and Broker Price Opinion Walk Forwards (“Walk Forwards”):    We use these techniques to adjust appraisal and broker price opinion valuations for changing market conditions by applying a walk forward factor based on local price movements since the time the third-party value was obtained. The majority of third-party values are updated by comparing the difference in our internal home price model from the month of the original appraisal/broker price opinion to the current period and by applying the resulting percentage change to the original value. If a price is not determinable through our internal home price model, we use our zip code level home price index to update the valuations.

Internal Model:    We use an internal model to estimate fair value for distressed properties. The valuation methodology and inputs used are described under “Mortgage Loans Held for Investment.”

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Multifamily acquired property valuation techniques

Appraisals:    We use this method to estimate property values for distressed properties. The valuation methodology and inputs used are described under “Mortgage Loans Held for Investment.”

Broker Price Opinions:    We use this method to estimate property values for distressed properties. The valuation methodology and inputs used are described under “Mortgage Loans Held for Investment.”

Derivatives Assets and Liabilities (collectively “Derivatives”)—Derivatives are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. The valuation process for the majority of our risk management derivatives uses observable market data provided by third-party sources, resulting in Level 2 classification of the valuation hierarchy. Interest rate swaps are valued by referencing yield curves derived from observable interest rates and spreads to project and discount swap cash flows to present value. Option-based derivatives use a model that projects the probability of various levels of interest rates by referencing swaption and caplet volatilities provided by market makers/dealers. The projected cash flows of the underlying swaps of these option-based derivatives are discounted to present value using yield curves derived from observable interest rates and spreads. Exchange-traded futures are valued using market quoted prices, resulting in Level 1 classification of the valuation hierarchy. Certain highly complex structured swaps primarily use a single dealer mark due to lack of transparency in the market and may be modeled using observable interest rates and volatility levels as well as significant unobservable assumptions, resulting in Level 3 classification of the valuation hierarchy. Mortgage commitment derivatives use observable market data, quotes and actual transaction price levels adjusted for market movement, and are typically classified as Level 2 of the valuation hierarchy. Mortgage commitment derivatives that include adjustments for market movement that cannot be corroborated by observable market data are classified as Level 3 of the valuation hierarchy.

Debt—The majority of debt of Fannie Mae is recorded in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments. We elected the fair value option for certain structured debt instruments, which are recorded in our condensed consolidated balance sheets at fair value on a recurring basis.

We use third-party pricing services that reference observable market data such as interest rates and spreads to measure the fair value of debt, and thus classify that debt as Level 2 of the valuation hierarchy.

For structured debt instruments that are not valued by third-party pricing services, cash flows are evaluated taking into consideration any structured derivatives through which we have swapped out of the structured features of the notes. The resulting cash flows are discounted to present value using a yield curve derived from market prices observed for Fannie Mae Benchmark Notes and adjusted to reflect fair values at the offer side of the market. Market swaption volatilities are also referenced for the valuation of callable structured debt instruments. Since the derivatives considered in the valuations of these structured debt instruments are classified as Level 3 of the valuation hierarchy, the valuations of the structured debt instruments result in a Level 3 classification.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Valuation Control Processes

We have control processes that are designed to ensure that our fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches are consistently applied and the assumptions used are reasonable. Our control processes consist of a framework that provides for a segregation of duties and oversight of our fair value methodologies and valuations, as well as validation procedures.

The Pricing Group within our Finance Division is responsible for estimating the fair value of the majority of our financial assets and financial liabilities. These fair values are verified by our Price Verification Group, which is a control group separate from the group responsible for obtaining prices. Our Modeling and Analytics Group develops models that are used in estimating the fair value of assets and liabilities for financial reporting purposes. In addition, our Model Oversight Committee (“MOC”) facilitates the cross-functional coordination and effectiveness of our modeling efforts in terms of research, model use and risk governance. The MOC is comprised of senior representatives from Underwriting and Pricing, Capital Markets, Credit Portfolio Management, Enterprise Risk Management, Finance and Modeling & Analytics and is chaired by our Chief Risk Officer. Our Model Risk Oversight Group is responsible for establishing risk management controls and for reviewing, validating and approving models used in the determination of fair value measurements for financial reporting. Fair value measurements for acquired property and collateral dependent loans are determined by other valuation groups in the Finance division.

Our Valuation Oversight Committee (“VOC”) includes senior representation from our Capital Markets segment, our Enterprise Risk Office and our Finance division, and is responsible for providing overall governance for our valuation processes and results. The composition of the VOC is determined by the VOC chair, our Chief Financial Officer, with the objective of obtaining appropriate representation from finance, risk and select business units within Fannie Mae. Based on its review of valuation methodologies and fair value results for various financial instruments used for financial reporting, the VOC is responsible for advising the VOC Committee chair, who has the ultimate responsibility over all valuation processes and results. The VOC also reviews trend analysis for various financial assets and liabilities on a quarterly basis.

We use third-party vendor prices and dealer quotes to estimate fair value of some of our financial assets and liabilities. Third-party vendor prices are primarily used to estimate fair value for trading securities, available-for-sale securities, debt of Fannie Mae, and consolidated MBS debt. Our Pricing Group performs various review and validation procedures prior to utilizing these prices in our fair value estimation process. We verify selected prices, using a variety of methods, including corroborating the prices by reference to other independent market data, such as non-binding broker or dealer quotations, relevant benchmark indices, and prices of similar instruments. We also review prices for reasonableness based on variations from prices provided in previous periods, comparing prices to internally estimated prices, using primarily a discounted cash flow approach, and conducting relative value comparisons based on specific characteristics of securities.

We have discussions with the pricing services as part of our due diligence process in order to maintain a current understanding of the valuation processes and related assumptions and inputs that these vendors use in developing prices. The prices provided to us by third-party pricing services reflect the existence of market reliance upon credit enhancements, if any, and the current lack of liquidity in the marketplace. If we determine that a price provided to us is outside established parameters, we will further examine the price, including having follow-up discussions with the pricing service or dealer. If we conclude that a price is not valid, we will adjust the price for various factors, such as liquidity, bid-ask spreads and credit considerations. All of these procedures are executed before we use the prices in preparing our financial statements.

Our Price Verification Group is responsible for performing monthly independent price verification, primarily related to financial assets and financial liabilities that are priced by our Pricing Group. This is generally

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

accomplished by comparing the value that the Price Verification Group obtains through its own sources and methods with values provided by the Pricing Group. Alternatively, the Price Verification Group may perform reviews of the assumptions used by the Pricing Group to estimate the fair value of products we hold that have material estimation risk because observable market-based inputs do not exist. This group provides an update to the VOC on results, relevant market information and pricing trends, and significant valuation challenges and resolution of those challenges with the Pricing Group on a quarterly basis.

We have an internal property valuation function that utilizes an internal model to compare the values received on a property and assign a risk rating based on several factors including the deviation between the various values. Property valuations with risk ratings above a specified threshold are reviewed for reasonableness by a team of property valuation experts. The internal model that is used to assign a risk rating and the threshold specified is subject to VOC oversight. In addition, our Quality Control Group reviews the overall work performed and inspects a portion of the properties in major markets, for which the third-party valuations are obtained, in order to assess the quality of the valuations.

We calibrate the performance of our proprietary internal model using actual offers on our properties and recent observed transactions. The internal model’s performance is reviewed on a monthly basis by the REO valuation team and is compared with the review performed by our Modeling and Analytics team on a quarterly basis. These review results are presented to the Model Risk Oversight Group, who performs a review and evaluation of the model performance on a quarterly basis. The results of the validation are also reviewed with the VOC on a quarterly basis.

Our Appraisal Review Group reviews appraisals to determine whether they have been performed in accordance with appraisal standards and the results are consistent with our observed transactions on similar properties. We and/or third-party servicers review broker price opinions to determine whether the values provided are consistent with our observed transactions on similar properties. We conduct quarterly portfolio reviews, annual audits and periodic reviews of the counterparties that provide services to review broker price opinions. In addition, valuation results and trend analyses are reviewed at least monthly by REO management.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value of Financial Instruments

The following table displays the carrying value and estimated fair value of our financial instruments as of March 31, 2012 and December 31, 2011. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

	As of
	March 31, 2012						December 31, 2011
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjust- ment	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$77,970	$66,970	$11,000	$—	$—	$77,970	$68,336	$68,336
Federal funds sold and securities purchased under agreements to resell or similar arrangements	15,000	—	15,000	—	—	15,000	46,000	46,000
Trading securities	75,806	50,030	23,020	2,756	—	75,806	74,198	74,198
Available-for-sale securities	73,779	—	45,926	27,853	—	73,779	77,582	77,582
Mortgage loans held for sale	282	—	198	88	—	286	311	325
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	320,032	—	35,805	236,274	—	272,079	322,825	294,996
Of consolidated trusts	2,603,411	—	2,345,292	327,739	—	2,673,031	2,575,485	2,652,025

Mortgage loans held for investment	2,923,443	—	2,381,097	564,013	—	2,945,110	2,898,310	2,947,021
Advances to lenders	3,548	—	2,819	640	—	3,459	5,538	5,420
Derivative assets at fair value	365	5	13,681	203	(13,524)	365	561	561
Guaranty assets and buy-ups	497	—	—	920	—	920	503	901

Total financial assets	$3,170,690	$117,005	$2,492,741	$596,473	$(13,524)	$3,192,695	$3,171,339	$3,220,344

Financial liabilities:
Short-term debt:
Of Fannie Mae	$110,852	$—	$110,865	$—	$—	$110,865	$146,752	$146,782
Of consolidated trusts	4,495	—	—	4,495	—	4,495	4,973	4,973
Long-term debt:
Of Fannie Mae	575,122	—	599,427	1,065	—	600,492	585,692	613,983
Of consolidated trusts	2,493,738	—	2,615,986	12,506	—	2,628,492	2,452,455	2,596,657
Derivative liabilities at fair value	522	5	19,411	159	(19,053)	522	916	916
Guaranty obligations	799	—	—	3,815	—	3,815	811	3,944

Total financial liabilities	$3,185,528	$5	$3,345,689	$22,040	$(19,053)	$3,348,681	$3,191,599	$3,367,255

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Financial Instruments for which fair value approximates carrying value—We hold certain financial instruments that are not carried at fair value but for which the carrying value approximates fair value due to the short-term nature and negligible credit risk inherent in them. These financial instruments include cash and cash equivalents, the majority of advances to lenders and federal funds and securities sold/purchased under agreements to repurchase/resell (exclusive of dollar roll repurchase transactions).

Federal funds and securities sold/purchased under agreements to repurchase/resell—The carrying value for the majority of these specific instruments approximates the fair value due to the short-term nature and the negligible inherent credit risk, as they involve the exchange of liquid collateral. Were we to calculate the fair value of these instruments we would use observable inputs resulting in Level 2 classification.

Mortgage Loans Held for Sale—Loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as for our HFI loans and are described under “Fair Value Measurement–Mortgage Loans Held for Investment” and these loans are classified as Level 2 of the valuation hierarchy to the extent that significant inputs are observable. To the extent that significant inputs are unobservable, the loans are classified within Level 3 of the valuation hierarchy.

Advances to Lenders—The carrying value for the majority of our advances to lenders approximates fair value due to the short-term nature and the negligible inherent credit risk. Were we to calculate the fair value of these instruments we would use discounted cash flow models that use observable inputs such as spreads based on market assumptions, resulting in Level 2 classification.

Advances to lenders also include loans for which the carrying value does not approximate fair value. These loans do not qualify for Fannie Mae MBS securitization and are valued using market-based techniques including credit spreads, severities and prepayment speeds for similar loans, through third-party pricing services or through a model approach incorporating both interest rate and credit risk simulating a loan sale via a synthetic structure. We classify these valuations as Level 3 given that significant inputs are not observable or are determined by extrapolation of observable points.

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

We estimate the fair value of guaranty assets based on the present value of expected future cash flows of the underlying mortgage assets using management’s best estimate of certain key assumptions, which include prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved. These cash flows are projected using proprietary prepayment, interest rate and credit risk models. Because guaranty assets are like an interest-only income stream, the projected cash flows from our guaranty assets are discounted using one-month LIBOR plus the option-adjusted spread (“OAS”) for interest-only trust securities. The interest-only OAS is calibrated using prices of a representative sample of interest-only trust securities. We believe the remitted fee income is less liquid than interest-only trust securities and more like an excess servicing strip. We take a further discount of the present value for these liquidity considerations. This discount is based on market quotes from dealers.

The fair value of the guaranty assets includes the fair value of any associated buy-ups, which is estimated in the same manner as guaranty assets but is recorded separately as a component of “Other assets” in our condensed consolidated balance sheets.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Guaranty Obligations—The fair value of all guaranty obligations, measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. These obligations are classified within Level 3. The valuation methodology and inputs used in estimating the fair value of the guaranty obligation are described under “Fair Value Measurement–Mortgage Loans Held for Investment–Build up.”

HARP Loans—We measure the fair value of loans that are delivered under the Home Affordable Refinance Program (“HARP”) using a modified build-up approach while the loan is performing. Under this modified approach, we set the credit component of the consolidated loans (i.e., the guaranty obligation) equal to the compensation we would currently receive for a loan delivered to us under the program because the total compensation for these loans is equal to their current exit price in the GSE securitization market. For a description of the build-up valuation methodology, refer to “Fair Value Measurement–Mortgage Loans Held for Investment.” We will continue to use this pricing methodology as long as the HARP program is available to market participants. If, subsequent to delivery, the refinanced loan becomes past due or is modified as a part of a troubled debt restructuring, the fair value of the guaranty obligation is then measured consistent with other loans that have these characteristics.

The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $7.4 billion as of March 31, 2012. The total fair value of the loans in our portfolio that have been refinanced under HARP as of March 31, 2012 as presented in the table above is $142.9 billion.

Fair Value Option

We elected the fair value option for certain consolidated loans and debt instruments recorded in our condensed consolidated balance sheets. These instruments contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the respective loan or debt instrument.

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

Interest income for the mortgage loans is recorded in “Mortgage loans interest income” and interest expense for the debt instruments is recorded in “Long-term debt interest expense” in our condensed consolidated statements of operations and comprehensive income (loss).

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of March 31, 2012 and December 31, 2011.

	As of
	March 31, 2012			December 31, 2011
	Loans of Consolidated Trusts (1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$4,292	$825	$4,279	$3,611	$838	$3,939
Unpaid principal balance	4,758	712	4,391	4,122	712	4,012

(1)

Includes nonaccrual loans with a fair value of $231 million and $195 million as of March 31, 2012 and December 31, 2011, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of March 31, 2012 and December 31, 2011 is $232 million. Includes loans that are 90 days past due with a fair value of $382 million and $310 million as of March 31, 2012 and December 31, 2011, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of March 31, 2012 and December 31, 2011 is $263 million and $262 million, respectively.

(2)	Includes interest-only debt instruments with no unpaid principal balance and a fair value of $115 million as of March 31, 2012 and December 31, 2011.

Changes in Fair Value under the Fair Value Option Election

The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value gains, net” in our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012			2011
		Long-Term	Total Gains		Long-Term	Total Gains
	Loans	Debt	(Losses)	Loans	Debt	(Losses)
	(Dollars in millions)
Changes in instrument-specific credit risk	$66	$(2)	$64	$(217)	$(4)	$(221)
Other changes in fair value	(65)	60	(5)	65	33	98

Fair value gains, net	$1	$58	$59	$(152)	$29	$(123)

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

13.    Commitments and Contingencies

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

In September and December 2010, plaintiffs served expert reports claiming damages to plaintiffs under various scenarios ranging cumulatively from $2.2 billion to $8.6 billion. Given the substantial and novel legal questions that remain, including those raised by FHFA’s regulation and the Director of FHFA’s determination, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

2008 Class Action Lawsuits

Fannie Mae is a defendant in two consolidated class actions filed in 2008 and currently pending in the U.S. District Court for the Southern District of New York – In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. On February 11, 2009, the Judicial Panel on Multidistrict Litigation ordered that the cases be coordinated for pretrial proceedings.

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

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On November 24, 2009, the Court granted the defendants’ motion to dismiss the Securities Act claims as to all defendants. On September 30, 2010, the Court granted in part and denied in part the defendants’ motions to dismiss the Securities Exchange Act claims. As a result of the partial denial, some of the Securities Exchange Act claims remain pending against us and certain of our former officers. On October 14, 2010, we and certain other defendants filed motions for reconsideration of those portions of the Court’s September 30, 2010 order denying in part the defendants’ motions to dismiss. Fannie Mae filed its answer to the consolidated complaint on December 31, 2010. Defendants’ motions for reconsideration were denied on April 11, 2011. On July 28, 2011, lead plaintiffs filed motions to certify a class of persons who, between November 8, 2006 and September 5, 2008, inclusive, purchased or acquired (a) Fannie Mae common stock and options or (b) Fannie Mae preferred stock.

On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion. Briefing on the pending motions for class certification will be held in abeyance pending resolution of motions to dismiss the amended complaint. Plaintiffs filed an amended complaint on March 2, 2012 and added FHFA as a defendant. On April 4, 2012, defendants filed motions to dismiss the amended complaint.

In re 2008 Fannie Mae ERISA Litigation

In a consolidated complaint filed on September 11, 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs, and injunctive and other equitable relief. On November 2, 2009, defendants filed motions to dismiss these claims. On November 2, 2011, we filed a letter notifying the court of two recent decisions by the U.S. Court of Appeals for the Second Circuit that are relevant to defendants’ motions to dismiss. On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion. Plaintiffs filed an amended complaint on March 2, 2012 adding two current Board members and CEO Michael J. Williams as defendants. On April 4, 2012, defendants filed motions to dismiss the amended complaint.

Comprehensive Investment Services v. Mudd, et al.

This individual securities action was originally filed on May 13, 2009, by plaintiff Comprehensive Investment Services, Inc. against certain of our former officers and directors, and certain of our underwriters in the U.S. District Court for the Southern District of Texas. On July 7, 2009, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on May 11, 2011 against us, certain of our former officers, and certain of our underwriters. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. Plaintiff seeks relief in the form of rescission, actual damages, punitive damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On July 11, 2011, defendants filed motions to dismiss the amended complaint. On February 1, 2012, plaintiff sought leave to amend its complaint to add new factual allegations and the court granted plaintiff’s motion. Plaintiff filed an amended complaint on March 2, 2012. On April 4, 2012, defendants filed motions to dismiss the amended complaint.

FANNIE MAE

(In conservatorship)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Smith v. Fannie Mae, et al.

This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. On February 1, 2012, plaintiff sought leave to amend his complaint to add new factual allegations and the court granted plaintiff’s motion. Plaintiff filed an amended complaint on March 2, 2012. On April 4, 2012, defendants filed motions to dismiss the amended complaint.

Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.

Transfer Tax Litigation

Seven lawsuits have been filed against us in four states challenging our right to claim an exemption under our charter from transfer taxes in connection with the recordation of deeds upon transfers of real property by sale or foreclosure. The plaintiff in one of these lawsuits seeks to represent a nationwide class of localities. If these lawsuits are decided against us, we may be required to pay past transfer taxes, damages, fees and/or costs. Although we believe that our charter provides us with an exemption from these taxes and therefore we have a valid defense in these lawsuits, in March 2012 a federal district court in Michigan held in two cases that we are not exempt from Michigan transfer taxes under our charter. We plan to appeal these two Michigan decisions. We believe that none of these seven lawsuits are likely to have a material impact on our business, either individually or in the aggregate; however, these lawsuits may lead to additional lawsuits relating to the more than thirty states that impose these taxes. We are currently unable to estimate the reasonably possible loss or range of losses arising from these lawsuits given the following factors: (a) taxing authorities may conclude that our charter provides us with an exemption from these taxes, (b) existing opinions from taxing authorities in some jurisdictions may preclude retroactive collection, (c) no plaintiff has demanded a stated amount of damages, and (d) the scope of permissible claims has not yet been determined in any jurisdiction.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of March 31, 2012, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2012 or as of the date of filing this report.

Our disclosure controls and procedures were not effective as of March 31, 2012 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of March 31, 2012 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate this material weakness while we are under conservatorship.

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

Management has determined that we continued to have the following material weakness as of March 31, 2012 and as of the date of filing this report:

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2012 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.

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

•

FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended March 31, 2012 (“First Quarter 2012 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our First Quarter 2012 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the First Quarter 2012 Form 10-Q, and it was not aware of any material misstatements or omissions in the First Quarter 2012 Form 10-Q and had no objection to our filing the First Quarter 2012 Form 10-Q.

•	The Acting Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting on at least a bi-weekly basis.

•

FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and market risk management, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant have met frequently with our senior finance executives regarding our accounting policies, practices and procedures.

Changes in Internal Control over Financial Reporting

Overview

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since December 31, 2011 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Change in Management

In the first quarter of 2012, Michael J. Williams, our President and Chief Executive Officer, announced that he will step down from his position when our Board of Directors names a successor.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2011 Form 10-K. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2011 Form 10-K. We have recorded a reserve for legal claims related to those matters when we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.

Shareholder Derivative Litigation

Three shareholder derivative cases were filed at various times between June 2007 and June 2008 naming certain of our current and former directors and officers as defendants, and Fannie Mae as a nominal defendant. These cases were pending before the U.S. Court of Appeals for the District of Columbia Circuit: Kellmer v. Raines, et al. (filed June 29, 2007); Middleton v. Raines, et al. (filed July 6, 2007); and Agnes v. Raines, et al. (filed June 25, 2008). The cases relied on factual allegations that Fannie Mae’s accounting statements were inconsistent with the GAAP requirements relating to hedge accounting and the amortization of premiums and discounts. Agnes relied on factual allegations that defendants wrongfully failed to disclose our exposure to the subprime mortgage crisis and that the Board improperly authorized the company to buy back $100 million in shares while the stock price was artificially inflated. Plaintiffs sought, on behalf of Fannie Mae, various forms of monetary and non-monetary relief, including unspecified money damages (including restitution, legal fees and expenses, disgorgement and punitive damages); corporate governance changes; an accounting; and attaching, impounding or imposing a constructive trust on the individual defendants’ assets.

Pursuant to a June 25, 2009 order, FHFA, as our conservator, substituted itself for shareholder plaintiffs in all of these actions. On July 27, 2010, the U.S. District Court for the District of Columbia dismissed Kellmer and Middleton with prejudice and Agnes without prejudice. FHFA filed motions to reconsider the decisions dismissing Kellmer and Middleton with prejudice, and those motions were denied on October 22, 2010. FHFA appealed that denial on November 22, 2010. Plaintiffs Kellmer and Agnes also appealed the substitution and the dismissal orders. On January 20, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued an order in the Kellmer appeal granting FHFA’s motions for the voluntary dismissal of defendants Kenneth M. Duberstein, Frederic Malek and Patrick Swygert. On that same day, in the Middleton appeal, the Court of Appeals issued an order granting FHFA’s motions for the voluntary dismissal of defendants Stephen Ashley, Kenneth Duberstein, Thomas Gerrity, Ann Korologos, Frederic Malek, Donald Marron, Anne Mulcahy, Joe Pickett, Leslie Rahl, Patrick Swygert, and John Wulff. On March 30, 2012, the Court of Appeals affirmed the orders allowing FHFA to substitute itself for shareholder plaintiffs Kellmer and Agnes. Also, the Court of Appeals reversed the district court’s dismissal with prejudice of the Kellmer and Middleton actions, and remanded with instructions for dismissal without prejudice.

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

Defendants in the two cases filed in New York state court removed those cases to the U.S. District Court for the Southern District of New York and FHFA filed motions to remand the cases back to state court. On February 7, 2012, the Joint Panel on Multidistrict Litigation transferred the Countrywide case to the U.S. District Court for the Central District of California for inclusion in a multidistrict proceeding involving other actions pending against Countrywide. On April 6, 2012, the court denied FHFA’s motion to remand the Countrywide case.

On November 16, 2011, all of the cases pending in the Southern District of New York were transferred to one judge in the district, Judge Cote. The court stayed the time to answer or move to dismiss all of the cases except the UBS case. On December 21, 2011, FHFA filed an amended complaint in the UBS case. On January 20, 2012, defendants in the UBS case filed a motion to dismiss the amended complaint. On May 4, 2012, the court denied defendants’ motion to dismiss in the UBS case with respect to the federal and state securities law claims and granted defendants’ motion to dismiss with respect to the negligent misrepresentation claim.

On February 1, 2012, FHFA filed an amended complaint in the RBS case. On March  2, 2012, defendants in the RBS case filed a motion to dismiss the amended complaint.

Item 1A.     Risk Factors

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 2011 Form 10-K. This section supplements and updates that discussion. For a complete understanding of the subject, you should read both together. Please also refer to “MD&A—Risk Management” in this report and in our 2011 Form 10-K for more detailed descriptions of the primary risks to our business and how we seek to manage those risks.

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

Our business processes are highly dependent on the talents and efforts of our employees. The conservatorship, the uncertainty of our future, limitations on employee compensation, the heightened scrutiny of our actions by Congress and regulators and the working environment created thereby, and negative publicity concerning the GSEs have had and are likely to continue to have an adverse effect on our ability to retain and recruit well-qualified employees. We have already had significant departures by various members of executive management since shortly before we entered into conservatorship in September 2008, including two Chief Executive Officers and three Chief Financial Officers. In addition, in January 2012, our current Chief Executive Officer announced that he will step down from his position when our Board of Directors names a successor. Further turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and ultimately adversely affect our financial performance.

Actions taken by Congress, FHFA and Treasury to date, or that may be taken by them or other government agencies in the future, may have an adverse effect on the retention and recruitment of senior executives, management, and other valuable employees. We are subject to significant restrictions on the amount and type of compensation we may pay our executives and other employees under conservatorship. For example, in April 2012, the STOCK Act was enacted, which includes a provision that prohibits senior executives at Fannie Mae and Freddie Mac from receiving bonuses during any period of conservatorship on or after the date of enactment of the law. In addition, FHFA has directed us to maintain individual salaries and wage rates for all employees at 2010 levels for 2011 and 2012 (except in the case of promotions or significant changes in responsibilities). We are also unable to offer equity-based compensation.

Congress has also considered other legislation that would alter the compensation for Fannie Mae and Freddie Mac employees. In 2011, the Financial Services Committee of the House of Representatives approved a bill that would put our employees on a federal government pay scale. If this or similar legislation were to become law, our employees could experience a sudden and sharp decrease in compensation. The Acting Director of FHFA stated on November 15, 2011 that this “would certainly risk a substantial exodus of talent, the best leaving first in many instances. [Fannie Mae and Freddie Mac] likely would suffer a rapidly growing vacancy list and replacements with lesser skills and no experience in their specific jobs. A significant increase in safety and soundness risks and in costly operational failures would, in my opinion, be highly likely.” The Acting Director observed, “Should the risks I fear materialize, FHFA might well be forced to limit [Fannie Mae and Freddie Mac’s] business activities. . . . Some of the business [Fannie Mae and Freddie Mac] would be unable to undertake might simply not occur, with potential disruption in housing markets and the economy.”

We face competition from within the financial services industry and from businesses outside of the financial services industry for qualified employees. Additionally, an improving economy is likely to put additional pressures on turnover, as attractive opportunities become available to our employees. Our competitors for talent are able to provide market-based compensation and to link employees’ pay to performance. The constraints on our compensation could adversely affect our ability to attract qualified candidates. While we engage in succession planning for our senior management and other critical positions and have been able to fill a number of important positions internally, our inability to offer market-based compensation may limit our ability to attract and retain qualified employees below the senior executive level that could fill our senior executive level positions if there is further turnover.

If we are unable to retain, promote and attract employees with the necessary skills and talent, we would face increased risks for operational failures. Our ability to conduct our business and our results of operations would likely be materially adversely affected.

We expect our operational risk to increase as a result of recent FHFA and Congressional directives.

We recently have been directed by FHFA and Congress to take specified actions that present significant operational challenges for us. We believe that implementing these directives will increase our operational risk and may potentially result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period.

As described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in our 2011 Form 10-K, in December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit the additional revenue to Treasury. In addition, as described in “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans,” in April 2012, FHFA issued supervisory guidance requiring that we change our method of accounting for delinquent loans. Each of these directives creates significant operational burdens and costs for us.

We are also currently working on implementing a number of other FHFA initiatives that may increase our operational burdens and our costs, including those described in “Executive Compensation—Compensation Discussion and Analysis—2012 Executive Compensation Program—2012 Corporate Performance Objectives” of our 2011 Form 10-K/A.

While implementation of each individual directive creates operational challenges, implementing multiple directives significantly increases these challenges. Implementing these directives requires a substantial time commitment from management and the employees responsible for implementing the changes, which could adversely affect our ability to retain these employees. In addition, some of these directives require significant changes to our accounting methods and systems. Due to the operational complexity associated with these changes and the limited time periods for implementing them, we believe there is a significant risk that implementing these changes may result in one or more significant deficiencies or material weaknesses in our internal control over financial reporting in a future period. If this were to occur, we could experience material errors in our reported financial results.

In addition to the directives described above, FHFA, other agencies of the U.S. government or Congress may direct us to take additional actions in the future that could further increase our operational risk. For example, FHFA may require us to change our accounting policies to align more closely with those of Freddie Mac or we may be required to implement a principal forgiveness program.

Changes in accounting standards and policies can be difficult to predict and can materially impact how we record and report our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB, the SEC or FHFA changes the financial accounting and reporting standards or the policies that govern the preparation of our financial statements. These changes can be difficult to predict and expensive to implement, and can materially impact how we record and report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting guidance could have a material adverse effect on our net worth and result in or contribute to the need for additional draws from Treasury under the senior preferred stock purchase agreement.

In addition, FHFA may require us to change our accounting policies to align more closely with those of Freddie Mac. FHFA may also require that we and Freddie Mac have the same independent public accounting firm. Either of these events could significantly increase our expenses and require a substantial amount of management’s attention.

Given the deteriorated credit quality of many of our mortgage insurer counterparties, we may incur losses as a result of claims under our mortgage insurance policies not being paid in full or at all, and we may face business disruptions and increased concentration risk.

We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. The already weak financial condition of many of our mortgage insurer counterparties continued to deteriorate in the first quarter of 2012, which increased the risk that these counterparties will fail to fulfill their obligations to pay our claims under insurance policies.

As of May 9, 2012, three of our mortgage insurance counterparties—Triad, RMIC and PMI—have publicly disclosed that they are in run-off. A mortgage insurer that is in run-off continues to collect premiums on its existing insurance business, but no longer writes new insurance. This increases the risk that the mortgage insurer will fail to pay our claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. Triad, RMIC and PMI are currently paying only a portion of policyholder claims and deferring the remaining portion. As of May 9, 2012, Triad is paying only 60% of claims under its mortgage guaranty insurance policies and deferring the remaining 40%, and both PMI and RMIC are paying 50% of claims and deferring the remaining 50%. It is uncertain when, or if, regulators for Triad, RMIC or PMI will allow deferred policyholder claims to be paid or increase the amount paid on claims. In addition, PMI has publicly disclosed that it is in receivership.

In addition to our three mortgage insurers in run-off, one mortgage insurer, Genworth, is currently operating pursuant to a waiver it received from its regulator of the state regulatory capital requirements applicable to its main insurance writing entity. An additional two of our mortgage insurance counterparties (MGIC and Radian) have disclosed that, in the absence of additional capital contributions to their insurance writing entity, their capital might fall below state regulatory capital requirements in the future. These three mortgage insurers, together with our three mortgage insurers in run-off, provided a combined $73.3 billion, or 80%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of March 31, 2012. We do not know how long certain of our mortgage insurer counterparties will remain below their state-imposed risk-to-capital limits. If mortgage insurers are not able to raise capital and they exceed their risk-to-capital limits, they will likely be forced into run-off or receivership unless they can secure and maintain waivers from their state regulators.

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

Our loss reserves take into account our assessment of our mortgage insurer counterparties’ ability to fulfill their obligations to us. If our assessment of their ability to pay claims deteriorates significantly, it could result in a significant increase in our loss reserves and our credit losses.

Many mortgage insurers stopped insuring new mortgages with higher LTV ratios or with lower borrower FICO credit scores or on select property types. As our charter generally requires us to obtain credit enhancement on single-family conventional mortgage loans with loan-to-value ratios over 80% at the time of purchase, an inability to find suitable credit enhancement may inhibit our ability to pursue new business opportunities, meet our housing goals and otherwise support the housing and mortgage markets. For example, where mortgage insurance or other credit enhancement is not available, we may be hindered in our ability to refinance loans into more affordable loans. In addition, access to fewer mortgage insurer counterparties will increase our concentration risk with the remaining mortgage insurers in the industry.

Changes in the mortgage industry may negatively impact our business.

A number of our largest mortgage seller/servicer counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller financial institutions that may not have the same financial strength as our largest counterparties. Our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounted for approximately 54% of our single-family business acquisition volume in the first quarter of 2012, compared with approximately 65% of our single-family business acquisition volume in the first quarter of 2011. In addition, only three of our top five lender customers for the first quarter of 2011 remained in our top five for the first quarter of 2012. Similarly, some of our servicing volume is shifting to smaller or non-traditional servicers. Our ten largest single-family mortgage servicers, including their affiliates, serviced 74% of our single-family guaranty book of business as of March 31, 2012, compared to 76% as of March 31, 2011. These smaller servicers may not have the same financial strength or operational capacity as our largest servicers, which could negatively affect their ability to service the loans on our behalf or to satisfy their repurchase or compensatory fee obligations. This decrease in the concentration of our business with large institutions could increase both our institutional counterparty credit risk and our mortgage credit risk, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.

If we become subject to state and local taxes on the transfer of real property in a large number of states, it would increase our costs going forward and could have an adverse effect on our financial results.

As of May 9, 2012, seven lawsuits have been filed against us in four states challenging our right to claim an exemption under our charter from transfer taxes in connection with the recordation of deeds upon transfers of real property by sale or foreclosure. The plaintiff in one of these lawsuits seeks to represent a nationwide class of localities. If these lawsuits are decided against us, we may be required to pay past transfer taxes, damages, fees and/or costs. In addition, we would be subject to payment of transfer taxes in these states going forward, which would increase our costs. Although we believe that our charter provides us with an exemption from these taxes and therefore we have a valid defense in these lawsuits, in March 2012, a federal district court in Michigan held in two cases that we are not exempt from Michigan transfer taxes under our charter. We plan to appeal these two Michigan decisions.

More than thirty states impose a tax on the transfer of real property by sale or foreclosure. Accordingly, additional lawsuits relating to state or local transfer taxes could be filed against us in the future. Also, various state taxing authorities from other jurisdictions could seek to impose these transfer taxes. If we were to become subject to real property transfer taxes in a large number of states and localities, and if we were required to pay a number of years of past transfer taxes in these states and localities, it would increase our costs going forward and could have an adverse effect on our financial results.

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

We previously provided stock compensation to employees and members of the Board of Directors under the Fannie Mae Stock Compensation Plan of 1993 and the Fannie Mae Stock Compensation Plan of 2003 (the “Plans”). During the quarter ended March 31, 2012, 40,786 restricted stock units vested, as a result of which 26,989 shares of common stock were issued, and 13,797 shares of common stock that otherwise would have been issued were withheld by us in lieu of requiring the recipients to pay us the withholding taxes due upon vesting. All of these restricted stock units were granted prior to our entering into conservatorship. Restricted stock units granted under the Plans typically vest in equal annual installments over three or four years beginning on the first anniversary of the date of grant. Each restricted stock unit represents the right to receive a share of common stock at the time of vesting. As a result, restricted stock units are generally similar to restricted stock, except that restricted stock units do not confer voting rights on their holders. All restricted stock units were granted to persons who were employees or members of the Board of Directors of Fannie Mae.

The securities we issue are “exempted securities” under laws administered by the SEC to the same extent as securities that are obligations of, or are guaranteed as to principal and interest by, the United States, except that, under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Federal Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), our equity securities are not treated as exempted securities for purposes of Section 12, 13, 14 or 16 of the Exchange Act. As a result, our securities offerings are exempt from SEC registration requirements and we do not file registration statements or prospectuses with the SEC under the Securities Act of 1933 with respect to our securities offerings.

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

Because the securities we issue are exempted securities under the Securities Act of 1933, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars or prospectuses (or supplements thereto) that we post on our Web site or in a current report on Form 8-K that we file with the SEC, in accordance with a “no-action” letter we received from the SEC staff in 2004. In cases where the information is disclosed in a prospectus or offering circular posted on our Web site, the document will be posted on our Web site within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

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

We are providing our Web site address solely for your information. Information appearing on our Web site is not incorporated into this report.

Our Purchases of Equity Securities

The following table displays shares of our common stock we repurchased during the first quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
2012
January 1-31	169,738	$0.23	—	—
February 1-29	82	0.21	—	—
March 1-31	—	—	—	—

Total	169,820

(1)	Consists of shares of common stock reacquired from employees to pay an aggregate of $38,386 in withholding taxes due upon the vesting of previously issued restricted stock.

(2)	We do not have any publicly announced share repurchase programs under which we could purchase our common stock.

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

Item 4.    Mine Safety Disclosures

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

Date: May 9, 2012
	By:	/s/ Susan R. McFarland
Susan R. McFarland
Executive Vice President and
Chief Financial Officer

Date: May 9, 2012

INDEX TO EXHIBITS

Item	Description
3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Annual Report on Form 10-K, filed February 24, 2011.)
3.2	Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)
10.43	Termination Agreement and General Release, effective as of February 28, 2012, by and between David C. Hisey and Fannie Mae
10.44	Repayment Provisions For SEC Executive Officers, amended and restated as of March 8, 2012
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*
101.DEF	XBRL Taxonomy Extension Definition*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Fannie Mae, except to the extent, if any, expressly set forth by specific reference in such filing.

E-1

FR010