Form 10-Q
period 2012-06-30
FEDERAL NATIONAL MORTGAGE ASSOCIATION FANNIE MAE
filed 2012-08-08
CIK 310522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2012, there were 1,158,069,699 shares of common stock of the registrant outstanding.

i

MD&A TABLE REFERENCE

Table	Description	Page
1	Treasury Draws and Senior Preferred Stock Dividend Payments	4
2	Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period	6
3	Credit Statistics, Single-Family Guaranty Book of Business	8
4	Proposed Multifamily Housing Goals for 2012 to 2014	16
5	Level 3 Recurring Financial Assets at Fair Value	18
6	Summary of Condensed Consolidated Results of Operations	19
7	Analysis of Net Interest Income and Yield	20
8	Rate/Volume Analysis of Changes in Net Interest Income	22
9	Impact of Nonaccrual Loans on Net Interest Income	23
10	Fair Value Losses, Net	24
11	Total Loss Reserves	25
12	Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)	26
13	Nonperforming Single-Family and Multifamily Loans	29
14	Credit Loss Performance Metrics	30
15	Single-Family Credit Loss Sensitivity	31
16	Single-Family Business Results	32
17	Multifamily Business Results	34
18	Capital Markets Group Results	36
19	Capital Markets Group’s Mortgage Portfolio Activity	37
20	Capital Markets Group’s Mortgage Portfolio Composition	38
21	Summary of Condensed Consolidated Balance Sheets	39
22	Summary of Mortgage-Related Securities at Fair Value	40
23	Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities	41
24	Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)	42
25	Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)	43
26	Supplemental Non-GAAP Consolidated Fair Value Balance Sheets	45
27	Activity in Debt of Fannie Mae	48
28	Outstanding Short-Term Borrowings and Long-Term Debt	50
29	Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year	51
30	Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year	52
31	Cash and Other Investments Portfolio	52
32	Fannie Mae Credit Ratings	53
33	Composition of Mortgage Credit Book of Business	56
34	Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business	58
35	Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus	61
36	Delinquency Status of Single-Family Conventional Loans	63
37	Single-Family Serious Delinquency Rates	63
38	Single-Family Conventional Serious Delinquency Rate Concentration Analysis	64
39	Statistics on Single-Family Loan Workouts	65

ii

Table	Description	Page
40	Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification	66
41	Single-Family Foreclosed Properties	66
42	Single-Family Foreclosed Property Status	67
43	Multifamily Lender Risk-Sharing	68
44	Multifamily Guaranty Book of Business Key Risk Characteristics	69
45	Multifamily Concentration Analysis	69
46	Multifamily Foreclosed Properties	70
47	Repurchase Request Activity	72
48	Outstanding Repurchase Requests	73
49	Mortgage Insurance Coverage	74
50	Rescission Rates of Mortgage Insurance	76
51	Estimated Mortgage Insurance Benefit	76
52	Unpaid Principal Balance of Financial Guarantees	77
53	Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve	80
54	Derivative Impact on Interest Rate Risk (50 Basis Points)	81

iii

PART I — FINANCIAL INFORMATION

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

EXECUTIVE SUMMARY
The actions we have been taking since 2009 to provide liquidity and support to the market, grow a strong new book of business and minimize losses on loans we acquired prior to 2009 are having a positive impact on our business and our performance:

•
Financial Results. We experienced significant improvement in our financial results for the second quarter and first half of 2012, as compared with the second quarter and first half of 2011, despite elevated levels of mortgage delinquencies and foreclosures compared with pre-housing crisis levels, as well as home prices that are significantly below their peak in 2006. As described under “Summary of Our Financial Performance for the Second Quarter and

First Half of 2012,” we generated positive net worth for the second quarter, paid Treasury its quarterly dividend and were not required to draw funds from Treasury for the quarter under the senior preferred stock purchase agreement. We expect our financial results for 2012 to be significantly better than our 2011 results.

•
Strong New Book of Business. Single-family loans we have acquired since the beginning of 2009 constituted 59% of our single-family guaranty book of business as of June 30, 2012, while the single-family loans we acquired prior to 2009 constituted 41% of our single-family book of business. We refer to the single-family loans we have acquired since the beginning of 2009 as our “new single-family book of business” and the single-family loans we acquired prior to 2009 as our “legacy book of business.” Our new single-family book of business includes loans that are refinancings of loans that were in our legacy book of business. We provide information regarding the higher loan-to-value (“LTV”) ratios of these loans in “Credit Risk Characteristics of Loans Acquired under Refi Plus and HARP.” As described below in “Our Strong New Book of Business,” we expect that our new single-family book of business will be profitable over its lifetime.

•
Credit Performance. Our single-family serious delinquency rate has steadily declined each quarter since the first quarter of 2010, and was 3.53% as of June 30, 2012, compared with 4.08% as of June 30, 2011. See “Credit Performance” below for additional information about the credit performance of the mortgage loans in our single-family guaranty book of business.

•
Reducing Credit Losses and Helping Homeowners. We continued to execute on our strategies for reducing credit losses on our legacy book of business, which are described below under “Reducing Credit Losses on Our Legacy Book of Business.” As part of our strategy to reduce defaults, we provided approximately 65,200 workouts to help homeowners stay in their homes or otherwise avoid foreclosure in the second quarter of 2012.

•
Providing Liquidity and Support to the Mortgage Market. We continued to be a leading provider of liquidity to the mortgage market in the second quarter of 2012. As described below under “Providing Liquidity and Support to the Mortgage Market,” we remained the largest single issuer of mortgage-related securities in the secondary mortgage market in the second quarter of 2012 and remained a constant source of liquidity in the multifamily market.

•
Helping to Build a New Housing Finance System. We also continued our work during the second quarter of 2012 to help build a new housing finance system, including pursuing the strategic goals identified by our conservator: build a new infrastructure for the secondary mortgage market; gradually contract our dominant presence in the marketplace while simplifying and shrinking our operations; and maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. For more information on our strategic goals, see “Business—Executive Summary—Our Business Objectives and Strategy” in our 2011 Form 10-K and “Executive Compensation—Compensation Discussion and Analysis—2012 Executive Compensation Program—2012 Corporate Performance Objectives” in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K/A”).

Helping Offset the Cost of a Nationwide Payroll Tax Cut.  In addition, we are helping offset the cost of the nationwide payroll tax cut. At the direction of FHFA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us by 10 basis points. This fee increase was required by the Temporary Payroll Tax Cut Continuation Act of 2011 (the “TCCA”) for new loans delivered to us until 2021 and requires that we remit this increase directly to Treasury to help offset the cost of a two-month extension of the payroll tax cut from January 1, 2012 through February 29, 2012. As of June 30, 2012, our liability to Treasury for the remittance of this guaranty fee was $26 million.
Summary of Our Financial Performance for the Second Quarter and First Half of 2012
We experienced a significant improvement in our financial results for the second quarter and first half of 2012 compared with the second quarter and first half of 2011. Although our financial condition continues to be impacted by elevated mortgage delinquencies and foreclosures as well as home prices that are significantly below their peak in 2006, we saw improvement in the housing market in the first half of 2012. In addition, we have seen further improvement in the performance of our book of business, including lower delinquency rates and higher re-performance rates for our modified loans. These factors have resulted in a reduction in our loan loss reserves and a corresponding recognition of a benefit (rather than a provision) for credit losses for the second quarter and first half of 2012.

Comprehensive Income (Loss)
Quarterly Results
We recognized comprehensive income of $5.4 billion in the second quarter of 2012, consisting of net income of $5.1 billion and other comprehensive income of $328 million. In comparison, our comprehensive loss and net loss for the second quarter of 2011 were $2.9 billion.
The significant improvement in our second quarter results was primarily due to recognition of a benefit for credit losses of $3.0 billion in the second quarter of 2012 compared with a provision for credit losses of $6.5 billion in the second quarter of 2011. This benefit for credit losses was due to a decrease in our total loss reserves driven primarily by an improvement in the profile of our single-family book of business resulting from an increase in actual home prices, including the sales prices of our REO properties. In addition, our single-family serious delinquency rate continued to decline, driven in large part by the quality and growth of our new single-family book of business, our modification efforts and current period foreclosures. Key factors impacting our credit-related results include:

•
Home prices increased by 3.2% in the second quarter of 2012 compared with 1.2% in the second quarter of 2011. We historically see seasonal improvement in home prices in the second quarter; however, the home price increase in the second quarter of 2012 was larger than expected and the largest quarterly increase we have seen in the last few years. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default.

•
Sales prices on dispositions of our REO properties improved in the second quarter of 2012 as a result of strong demand. We received net proceeds from our REO sales equal to 59% of the loans’ unpaid principal balance in the second quarter of 2012, compared with 56% in the first quarter of 2012 and 54% in the second quarter of 2011.

•	Our single-family serious delinquency rate declined to 3.53% as of June 30, 2012 from 3.67% as of March 31, 2012 and 4.08% as of June 30, 2011.

•
In addition to the reasons described above, the cash flow projections on our individually impaired loans improved due to accelerated expected prepayment speeds as a result of lower mortgage interest rates: the average 30-year fixed-rate mortgage interest rate was 3.68% in June 2012, compared with 3.95% in March 2012 and 4.51% in June 2011, according to Freddie Mac’s Primary Mortgage Market Survey®. The accelerated expected prepayment speeds reduced the expected lives of modified loans and thus reduced the expected expense related to the concessions we have granted to borrowers.

As discussed below in “Our Expectations Regarding Future Loss Reserves and Credit-Related (Income) Expenses,” due to the large size of our guaranty book of business, even small changes in home prices, economic conditions and other variables can result in significant volatility in the amount of credit-related expenses or income we recognize from period to period.
The improvement in our credit results in the second quarter of 2012 was partially offset by fair value losses of $2.4 billion, compared with fair value losses of $1.6 billion in the second quarter of 2011. Our fair value losses in the second quarter of 2012 were primarily due to risk management derivative losses on pay-fixed swaps, primarily driven by a decrease in swap rates in the quarter. Derivative instruments are an integral part of how we manage interest rate risk and an inherent part of the cost of funding and hedging our mortgage investments. We expect high levels of period-to-period volatility in our results because our derivatives are recorded at fair value in our financial statements while some of the instruments they hedge are not recorded at fair value in our financial statements.
Year-to-Date Results
Our comprehensive income for the first half of 2012 was $8.5 billion, consisting of net income of $7.8 billion and other comprehensive income of $690 million. In comparison, we recognized a comprehensive loss of $9.2 billion in the first half of 2011, consisting of a net loss of $9.4 billion and other comprehensive income of $183 million.
The significant improvement in our financial results was primarily due to recognizing a benefit for credit losses of $1.0 billion in the first half of 2012 compared with a provision of $17.1 billion in the first half of 2011. The improvement was a result of the same factors that impacted the second quarter of 2012, which are described above. The improvement in our credit results was partially offset by higher fair value losses on risk management derivatives.
See “Consolidated Results of Operations” for more information on our results.
Net Worth
Our net worth of $2.8 billion as of June 30, 2012 reflects our comprehensive income of $8.5 billion offset by our payment to Treasury of $5.8 billion in senior preferred stock dividends during the first half of 2012.

As a result of our positive net worth as of June 30, 2012, we are not requesting a draw from Treasury under the senior preferred stock purchase agreement. The aggregate liquidation preference on the senior preferred stock remains at $117.1 billion, which requires an annualized dividend payment of $11.7 billion. The amount of this dividend payment exceeds our reported annual net income for every year since our inception. As of June 30, 2012, we have paid an aggregate of $25.6 billion to Treasury in dividends on the senior preferred stock.
Table 1 below displays our Treasury draws and senior preferred stock dividend payments to Treasury since entering conservatorship on September 6, 2008.
Table 1: Treasury Draws and Senior Preferred Stock Dividend Payments

	2008	2009	2010	2011	2012 (first half)	Cumulative Total
	(Dollars in billions)
Treasury draws(1)(2)	$15.2	$60.0	$15.0	$25.9	$—	$116.1
Senior preferred stock dividends(3)	—	2.5	7.7	9.6	5.8	25.6
Treasury draws less senior preferred stock dividends	$15.2	$57.5	$7.3	$16.3	$(5.8)	$90.5
Cumulative percentage of senior preferred stock dividends to Treasury draws	0.2%	3.3%	11.3%	17.1%	22.0%	22.0%
__________

(1)
Represents the total draws received from Treasury based on our quarterly net worth deficits for the periods presented. Draw requests are funded in the quarter following each quarterly net worth deficit.

(2)	Treasury draws do not include the initial $1.0 billion liquidation preference of the senior preferred stock, for which we did not receive any cash proceeds.

(3)	Represents total quarterly cash dividends paid to Treasury during the periods presented based on an annual rate of 10% per year on the aggregate liquidation preference of the senior preferred stock.
Total Loss Reserves
Our total loss reserves consist of (1) our allowance for loan losses, (2) our allowance for accrued interest receivable, (3) our allowance for preforeclosure property taxes and insurance receivables, and (4) our reserve for guaranty losses. Our total loss reserves, which reflect our estimate of the probable losses we have incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, decreased to $68.0 billion as of June 30, 2012 from $74.6 billion as of March 31, 2012 and $76.9 billion as of December 31, 2011. Our total loss reserve coverage to total nonperforming loans was 28% as of June 30, 2012, compared with 30% as of March 31, 2012 and 31% as of December 31, 2011.
Our Expectations Regarding Future Loss Reserves and Credit-Related (Income) Expenses
We expect the trends of stabilizing home prices and declining single-family serious delinquency rates to continue, although we expect serious delinquency rates to decline at a slower pace than in recent periods. As a result of these trends, we believe that our total loss reserves peaked as of December 31, 2011 and will not increase above $76.9 billion in the foreseeable future. We also believe that our credit-related expenses will be lower in 2012 than in 2011.
Although we expect these positive trends to continue, the amount of credit-related income or expenses we recognize in future periods could vary significantly from period to period and may be affected by many different factors, such as those described below. Moreover, although we believe that our total loss reserves peaked as of December 31, 2011, we expect our loss reserves will remain significantly elevated relative to historical levels for an extended period because (1) we expect future defaults on loans that we acquired prior to 2009 and the resulting charge-offs will occur over a period of years and (2) a significant portion of our reserves represents concessions granted to borrowers upon modification of their loans and will remain in our reserves until the loans are fully repaid or default.
Our expectations regarding our future credit-related expenses or income and loss reserves are based on our current expectations and assumptions about many factors that are subject to change. Factors that could result in higher credit-related expenses and loss reserves than we currently expect include: a drop in actual or expected home prices; an increase in our serious delinquency rate; an increase in interest rates; an increase in unemployment rates; future legislative or regulatory requirements that have a significant impact on our business, such as a requirement that we implement a principal forgiveness program; future updates to our models relating to our loss reserves, including the assumptions used by these models; future changes to accounting policies relating to our loss reserves; significant changes in modification and foreclosure activity; changes in borrower behavior, such as an increasing number of underwater borrowers who strategically default on their mortgage loan; failures by our mortgage seller/servicers to fulfill their repurchase obligations in full; failures by our mortgage insurers to fulfill their obligations in full; and many other factors, including those discussed in “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and in “Risk Factors” in both this report and in our 2011 Form 10-K. Due to the large size of our guaranty book of business, even small changes in these factors could have a significant impact on our financial results for a particular period.
In addition, in April 2012, FHFA issued an Advisory Bulletin that could have an impact on the amount of our future credit-related expenses or income and loss reserves; however, we are still assessing the impact of the Advisory Bulletin. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for additional information.
Our Strong New Book of Business
Credit Risk Profile of Loans in our New Book of Business Compared with our Legacy Book of Business
Since 2009, we have seen the effect of actions we took, beginning in 2008, to significantly strengthen our underwriting and eligibility standards and change our pricing to promote sustainable homeownership and stability in the housing market. While it is too early to know how the single-family loans we have acquired since January 1, 2009 will ultimately perform, given their strong credit risk profile and based on their performance so far, we expect that these loans, in the aggregate, will be profitable over their lifetime, by which we mean that we expect our fee income on these loans to exceed our credit losses and administrative costs for them. In contrast, we expect that the single-family loans we acquired from 2005 through 2008, in the aggregate, will not be profitable over their lifetime. Loans we have acquired since the beginning of 2009 constituted 59% of our single-family guaranty book of business as of June 30, 2012. Our 2005 through 2008 acquisitions, which are becoming a smaller percentage of our single-family guaranty book of business, constituted only 27% of our single-family guaranty book of business as of June 30, 2012.
The 59% of our single-family guaranty book of business that represents our new single-family book of business includes loans that are refinancings of existing Fannie Mae loans under our Refi PlusTM initiative. Refi Plus loans constituted 14% of our single-family guaranty book of business as of June 30, 2012. Refi Plus loans include loans that are refinancings under the Administration’s Home Affordable Refinance Program (“HARP”). Because HARP and Refi Plus are designed to expand refinancing opportunities for borrowers who may otherwise be unable to refinance their mortgage loans due to a decline in home values, many of the loans we acquire under HARP and some of the loans we acquire under Refi Plus have higher LTV ratios than we would otherwise permit, greater than 100% in some cases. The volume of loans with high LTV ratios that we acquired under Refi Plus and HARP increased in the second quarter of 2012, as we discuss below in “Credit Risk Characteristics of Loans Acquired under Refi Plus and HARP.” As a result, loans with LTV ratios greater than 100% constituted 10% of our acquisitions in the second quarter of 2012, compared with 3% in the second quarter of 2011, and the weighted average LTV ratio at origination of loans we acquired in the second quarter of 2012 increased to 76% from 71% in the second quarter of 2011.
Our expectations regarding the ultimate performance of our loans are based on numerous expectations and assumptions, including those relating to expected changes in regional and national home prices, borrower behavior, public policy and other macroeconomic factors. If future conditions are more unfavorable than our expectations, the loans we acquired since the beginning of 2009 could become unprofitable. For example, home prices are a key factor affecting the profitability we expect. When home prices decline, the LTV ratios on our loans increase, and both the probability of default and the estimated severity of loss increase. If home prices decline significantly from June 2012 levels, the loans we acquired since the beginning of 2009 could become unprofitable. See “Outlook—Home Prices” for our current expectations regarding changes in home prices. Also see “Outlook—Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations” in this report and “Risk Factors” in both this report and our 2011 Form 10-K for a discussion of factors that could cause our expectations regarding the performance of the loans in our new single-family book of business to change.
Table 2 below displays information regarding the credit characteristics of the loans in our single-family conventional guaranty book of business as of June 30, 2012 by acquisition period, which illustrates the improvement in the credit risk profile of loans we acquired beginning in 2009 compared with loans we acquired in 2005 through 2008.

Table 2: Selected Credit Characteristics of Single-Family Conventional Loans Held, by Acquisition Period

	As of June 30, 2012
	% of
	Single-Family	Current	Current
	Conventional	Estimated	Mark-to-Market	Serious
	Guaranty Book	Mark-to-Market	LTV Ratio	Delinquency
	of Business(1)	LTV Ratio(1)	>100%(1)(2)	Rate(3)
Year of Acquisition:
New Single-Family Book of Business:
2012	13%	71%	6%	0.01%
2011	18	69	3	0.14
2010	15	70	5	0.42
2009	13	72	6	0.76
Total New Single-Family Book of Business	59	70	5	0.33
Legacy Book of Business:
2005-2008	27	101	44	9.38
2004 and prior	14	59	8	3.37
Total Single-Family Book of Business	100%	77%	16%	3.53%
__________

(1)
Calculated based on the aggregate unpaid principal balance of single-family loans for each category divided by the aggregate unpaid principal balance of loans in our single-family conventional guaranty book of business as of June 30, 2012.

(2)
The majority of loans in our new single-family book of business as of June 30, 2012 with mark-to-market LTV ratios over 100% were loans acquired under our Refi Plus initiative. See “Credit Risk Characteristics of Loans Acquired under Refi Plus and HARP” for more information on our recent acquisitions of loans with high LTV ratios.

(3)
A substantial portion of the loans acquired in 2012 were originated so recently that they could not yet have become seriously delinquent. The serious delinquency rates for loans acquired in more recent years will be higher after the loans have aged, but we do not expect them to approach the levels of the June 30, 2012 serious delinquency rates of loans in our legacy book of business.

The single-family loans that we acquired in the first half of 2012 had a weighted average FICO credit score at origination of 762 and an average original LTV ratio of 73%. Of the single-family loans we acquired in the first half of 2012, approximately 14% had an original LTV ratio greater than 90%, and approximately 1% had a FICO credit score at origination of less than 620. The average original LTV ratio of single-family loans we acquired in the first six months of 2012, excluding HARP loans, was 68%, compared with 105% for HARP loans. See Table 2 in our 2011 Form 10-K for information regarding the credit risk profile of the single-family conventional loans we acquired during specified previous periods.
Credit Risk Characteristics of Loans Acquired under Refi Plus and HARP
Since 2009, our acquisitions have included a significant number of loans refinanced under HARP. We acquire HARP loans under Refi Plus, which provides expanded refinance opportunities for eligible Fannie Mae borrowers. HARP loans, which have LTV ratios at origination in excess of 80%, must be secured by the borrower’s primary residence. In addition, a HARP loan cannot (1) be an adjustable-rate mortgage loan, or ARM, if the initial fixed period is less than five years; (2) have an interest-only feature, which permits the payment of interest without a payment of principal; (3) be a balloon mortgage loan; or (4) have the potential for negative amortization. Under Refi Plus, we also acquire loans with LTV ratios at origination greater than 80% that do not meet the criteria for HARP because they are not secured by the borrower’s primary residence, as well as loans that have LTV ratios at origination of less than 80%. Many of the loans we acquire under HARP and some of the loans we acquire under Refi Plus have higher LTV ratios than we would otherwise permit. Some borrowers for these loans also have lower FICO credit scores than we would otherwise require.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with loans we acquire under Refi Plus and HARP essentially replaces the credit risk that we already held prior to the refinancing. Loans we acquire under Refi Plus and HARP have higher serious delinquency rates and may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because Refi Plus and HARP loans should reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate).

Loans we acquired under Refi Plus represented 23% of our new single-family book of business as of June 30, 2012 and had a serious delinquency rate of 0.60%, compared with a serious delinquency rate for our new single-family book of business overall of 0.33%. These Refi Plus loans include the loans we acquired under HARP, which represented 10% of our new single-family book of business as of June 30, 2012 and had a serious delinquency rate of 1.06%. See “Table 35: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus” for more information on the serious delinquency rates and mark-to-market LTV ratios as of June 30, 2012 of loans in our new single-family book of business overall and of loans we acquired under Refi Plus and HARP.
In the second quarter of 2012, the volume of loans we acquired under HARP and Refi Plus increased significantly from the first quarter as changes designed to make the benefits of HARP available to more borrowers were implemented. The approximately 128,000 loans we acquired under HARP in the second quarter of 2012 constituted 15% of our single-family acquisitions for the period, measured by unpaid principal balance, compared with 10% of single-family acquisitions in the first quarter of 2012. These loans were included in the approximately 247,000 loans we acquired under Refi Plus in the second quarter of 2012, which constituted 27% of our single-family acquisitions for the period, measured by unpaid principal balance, compared with 22% of single-family acquisitions in the first quarter of 2012.
As a result of recently implemented changes to HARP, we expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers until changes to HARP were fully implemented in the second quarter of 2012. We expect the elevated volume of HARP refinancings will decrease when interest rates rise sufficiently or when there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing. HARP is scheduled to end in December 2013.
Factors that May Affect the Credit Risk Profile and Performance of Loans in our New Book of Business in the Future
Whether the loans we acquire in the future will exhibit an overall credit profile similar to our more recent acquisitions will depend on a number of factors, including our future pricing and eligibility standards and those of mortgage insurers and the Federal Housing Administration (“FHA”), the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under Refi Plus and HARP.
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
Credit Performance
Table 3 presents information for each of the last six quarters about the credit performance of mortgage loans in our single-family guaranty book of business and our workouts. The term “workouts” refers to home retention solutions and foreclosure alternatives. The workout information in Table 3 does not reflect repayment plans and forbearances that have been initiated but not completed, nor does it reflect trial modifications that have not become permanent.

Table 3: Credit Statistics, Single-Family Guaranty Book of Business(1)

	2012			2011
	Q2 YTD	Q2	Q1	Full Year	Q4	Q3	Q2	Q1
	(Dollars in millions)
As of the end of each period:
Serious delinquency rate(2)	3.53%	3.53%	3.67%	3.91%	3.91%	4.00%	4.08%	4.27%
Seriously delinquent loan count	622,052	622,052	650,918	690,911	690,911	708,847	729,772	767,161
Nonperforming loans(3)	$240,472	$240,472	$243,981	$248,379	$248,379	$248,134	$245,848	$248,444
Foreclosed property inventory:
Number of properties(4)	109,266	109,266	114,157	118,528	118,528	122,616	135,719	153,224
Carrying value	$9,421	$9,421	$9,721	$9,692	$9,692	$11,039	$12,480	$14,086
Combined loss reserves(5)	$63,365	$63,365	$69,633	$71,512	$71,512	$70,741	$68,887	$66,240
Total loss reserves(6)	$66,694	$66,694	$73,119	$75,264	$75,264	$73,973	$73,116	$70,466
During the period:
Foreclosed property (number of properties):
Acquisitions(4)	91,483	43,783	47,700	199,696	47,256	45,194	53,697	53,549
Dispositions	(100,745)	(48,674)	(52,071)	(243,657)	(51,344)	(58,297)	(71,202)	(62,814)
Credit-related (income) expenses(7)	$(630)	$(3,015)	$2,385	$27,218	$5,397	$4,782	$5,933	$11,106
Credit losses(8)	$8,733	$3,778	$4,955	$18,346	$4,548	$4,384	$3,810	$5,604
REO net sales prices to UPB(9)	58%	59%	56%	54%	55%	54%	54%	53%
Loan workout activity (number of loans):
Home retention loan workouts(10)	96,761	41,226	55,535	248,658	60,453	68,227	59,019	60,959
Short sales and deeds-in-lieu of foreclosure	46,226	24,013	22,213	79,833	22,231	19,306	21,176	17,120
Total loan workouts	142,987	65,239	77,748	328,491	82,684	87,533	80,195	78,079
Loan workouts as a percentage of delinquent loans in our guaranty book of business(11)	26.45%	24.14%	28.85%	27.05%	27.24%	28.39%	25.71%	25.01%
__________

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

(2)
Calculated based on the number of single-family conventional loans that are 90 days or more past due and loans that have been referred to foreclosure but not yet foreclosed upon, divided by the number of loans in our single-family conventional guaranty book of business. We include all of the single-family conventional loans that we own and those that back Fannie Mae MBS in the calculation of the single-family serious delinquency rate.

(3)
Represents the total amount of nonperforming loans including troubled debt restructurings. A troubled debt restructuring is a restructuring of a mortgage loan in which a concession is granted to a borrower experiencing financial difficulty. We generally classify loans as nonperforming when the payment of principal or interest on the loan is 60 days or more past due.

(4)	Includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets” and acquisitions through deeds-in-lieu of foreclosure.

(5)
Consists of the allowance for loan losses for loans recognized in our condensed consolidated balance sheets and the reserve for guaranty losses related to both single-family loans backing Fannie Mae MBS that we do not consolidate in our condensed consolidated balance sheets and single-family loans that we have guaranteed under long-term standby commitments. For additional information on the change in our loss reserves see “Consolidated Results of Operations—Credit-Related (Income) Expenses—(Benefit) Provision for Credit Losses.”

(6)	Consists of (a) the combined loss reserves, (b) allowance for accrued interest receivable, and (c) allowance for preforeclosure property taxes and insurance receivables.

(7)	Consists of (a) the (benefit) provision for credit losses and (b) foreclosed property (income) expense.

(8)	Consists of (a) charge-offs, net of recoveries and (b) foreclosed property expense, adjusted to exclude the impact of fair value losses resulting from credit-impaired loans acquired from MBS trusts.

(9)
Calculated as the amount of sale proceeds received on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans at the time of foreclosure. Net sales price represents the contract sale price less selling costs for the property and other charges paid by the seller at closing.

(10)
Consists of (a) modifications, which do not include trial modifications or repayment plans or forbearances that have been initiated but not completed and (b) repayment plans and forbearances completed. See “Table 39: Statistics on Single-Family Loan Workouts” in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management—Problem Loan Management—Loan Workout Metrics” for additional information on our various types of loan workouts.

(11)	Calculated based on annualized problem loan workouts during the period as a percentage of delinquent loans in our single-family guaranty book of business as of the end of the period.
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans are now 59% of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent.
Although our single-family serious delinquency rate has decreased significantly since the first quarter of 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent has been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. As described in “Business—Executive Summary—Reducing Credit Losses on Our Legacy Book of Business—Managing Timelines for Workouts and Foreclosures” in our 2011 Form 10-K, high levels of foreclosures, continuing issues in the servicer foreclosure process and changing legislative, regulatory and judicial requirements have lengthened the time it takes to foreclose on a mortgage loan in many states. We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process and the volume of loan modifications. We expect the number of our single-family loans that are seriously delinquent to remain well above pre-2008 levels for years. In addition, we anticipate that it will take a significant amount of time before our REO inventory is reduced to pre-2008 levels.
We provide additional information on our credit-related expenses or income in “Consolidated Results of Operations—Credit-Related (Income) Expenses” and on the credit performance of mortgage loans in our single-family book of business and our loan workouts in “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.”
Reducing Credit Losses on Our Legacy Book of Business
To reduce the credit losses we ultimately incur on our legacy book of business, we have been focusing our efforts on the following strategies:

•
Helping underwater and other eligible Fannie Mae borrowers refinance to more sustainable loans, including loans that significantly reduce their monthly payments, through HARP and our Refi Plus initiative;

•	Reducing defaults by offering borrowers solutions that significantly reduce their monthly payments and enable them to stay in their homes (“home retention solutions”);

•	Pursuing “foreclosure alternatives,” which help borrowers avoid foreclosure and reduce the severity of the losses we incur overall;

•	Efficiently managing timelines for home retention solutions, foreclosure alternatives and foreclosures;

•	Improving servicing standards and servicers’ execution and consistency;

•	Managing our REO inventory to minimize costs and maximize sales proceeds; and

•	Pursuing contractual remedies from lenders, servicers and providers of credit enhancement.
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

as for refinancing existing mortgages. We provided approximately $2.7 trillion in liquidity to the mortgage market from January 1, 2009 through June 30, 2012 through our purchases and guarantees of loans, which enabled borrowers to complete 8.1 million mortgage refinancings and 2.2 million home purchases, and provided financing for 1.3 million units of multifamily housing.

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

•
We helped 1.1 million homeowners stay in their homes or otherwise avoid foreclosure from January 1, 2009 through June 30, 2012, which helped to support neighborhoods, home prices and the housing market. Moreover, borrowers’ ability to pay their modified loans has improved in recent periods as we have enhanced the structure of our modifications. One year after modification, 75% of the modifications we made in the second quarter of 2011 were current or paid off, compared with 70% of the modifications we made in the second quarter of 2010. See “Table 40: Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification” for more information on the performance of our modifications.

•
We helped borrowers refinance loans through Refi Plus. From April 1, 2009, the date we began accepting delivery of Refi Plus loans, through June 30, 2012, we have acquired approximately 2.2 million loans refinanced under our Refi Plus initiative. Refinancings delivered to us through Refi Plus in the second quarter of 2012 reduced borrowers’ monthly mortgage payments by an average of $208. Some borrowers’ monthly payments increased as they took advantage of the ability to refinance through Refi Plus to reduce the term of their loan, to switch from an adjustable-rate mortgage to a fixed-rate mortgage or to switch from an interest-only mortgage to a fully amortizing mortgage.

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

2012 Acquisitions and Market Share
In the first half of 2012, we purchased or guaranteed approximately $416 billion in loans, measured by unpaid principal balance, which includes $25.5 billion in delinquent loans we purchased from our single-family MBS trusts. These activities enabled our lender customers to finance approximately 1.8 million single-family conventional loans and loans for approximately 236,000 units in multifamily properties during the first half of 2012.
We remained the largest single issuer of mortgage-related securities in the secondary market during the second quarter of 2012, with an estimated market share of new single-family mortgage-related securities issuances of 46%. Our estimated market share of new single-family mortgage-related securities issuances was 51% in the first quarter of 2012 and 43% in the second quarter of 2011.
We remained a constant source of liquidity in the multifamily market. We owned or guaranteed approximately 21% of the outstanding debt on multifamily properties as of March 31, 2012 (the latest date for which information was available).
Housing and Mortgage Market and Economic Conditions
Economic growth slowed in the second quarter of 2012 compared with the first quarter of 2012. The inflation-adjusted U.S. gross domestic product, or GDP, rose by 1.5% on an annualized basis in the second quarter of 2012, according to the Bureau of Economic Analysis advance estimate, compared with an increase of 2.0% in the first quarter of 2012. Growth in employment also slowed during the second quarter of 2012, as the overall economy gained an estimated 219,000 jobs, compared with 677,000 jobs in the first quarter, according to the U.S. Bureau of Labor Statistics. Over the past 12 months ending in June 2012, the economy created 1.7 million non-farm jobs. The unemployment rate was 8.2% in June 2012 and in March 2012. In July 2012, non-farm payrolls strengthened, rising by 163,000 during the month, but the unemployment rate rose to 8.3%.
Despite the slowdown in economic growth and continued high unemployment, housing activity improved or remained mostly unchanged during the second quarter of 2012. Total existing home sales averaged 4.5 million units annualized in the second quarter of 2012, a 0.7% decrease from the first quarter of 2012, according to data available through June 2012 from the National Association of REALTORS®. Sales of foreclosed homes and preforeclosure, or “short,” sales (together, “distressed sales”) accounted for 25% of existing home sales in June 2012, compared with 29% in March 2012 and 30% in June 2011.

New single-family home sales strengthened during the quarter, averaging an annualized rate of 363,000 units, a 3.1% increase from the prior quarter.
The overall mortgage market serious delinquency rate, which has trended down since peaking in the fourth quarter of 2009, remained high at 7.4% as of March 31, 2012, according to the Mortgage Bankers Association National Delinquency Survey. According to the National Association of REALTORS® July 2012 Existing Home Sales Report, the months’ supply of existing unsold homes was 6.6 months as of June 30, 2012, compared with 6.2 months as of March 31, 2012 and 9.1 months as of June 30, 2011. Properties that are vacant and held off the market, combined with a portion of properties backing seriously delinquent mortgages not currently listed for sale, represent a significant shadow inventory putting downward pressure on home prices.
After declining by an estimated 23.6% from their peak in third quarter of 2006 to the first quarter of 2012, we estimate that home prices on a national basis increased by 3.2% in the second quarter of 2012. Our home price estimates are based on preliminary data and are subject to change as additional data become available. The decline in home prices over the past several years has left many homeowners with “negative equity” in their homes, which means their principal mortgage balance exceeds the current market value of their home. This increases the likelihood that borrowers will walk away from their mortgage obligations and that the loans will become delinquent and proceed to foreclosure. According to CoreLogic, approximately 11 million, or 24%, of all residential properties with mortgages were in a negative equity position at the end of the first quarter of 2012, the most recent date for which information is available. This potential supply also weighs on the supply/demand balance putting downward pressure on home prices. See “Risk Factors” in our 2011 Form 10-K for a description of risks to our business associated with the weak economy and housing market.
During the second quarter of 2012, the multifamily sector continued expanding due to ongoing rental demand and limited new apartment supply. Preliminary third-party data suggest that the national vacancy rate for professionally managed, institutional investment-type apartment properties decreased to an estimated 5.75% as of June 30, 2012, compared with an estimated 6.0% as of March 31, 2012 and an estimated 6.8% as of June 30, 2011. In addition, asking rents increased in the second quarter of 2012 by an estimated 1.0% on a national basis. As indicated by data from Axiometrics, multifamily concession rates, the rental discount rate as a percentage of asking rents, decreased during the second quarter of 2012 to -2.3% as of June 30, 2012, compared with -3.0% as of March 31, 2012 and -3.3% as of December 31, 2011. The increase in rental demand is also reflected in an estimated positive net absorption, or net change in the number of occupied rental units after deducting new supply added during the second quarter of 2012, of more than 25,000 units during the second quarter, according to preliminary data from Reis, Inc. Net absorption during second quarter declined from more than 36,000 units during the first quarter of 2012, even though the spring and summer months typically experience more net absorption than other times of the year. We believe the slowing in net absorption during the second quarter of 2012 is likely due to property owners responding to increased demand by pursuing rent increases rather than increasing occupancy.
Multifamily construction starts were at an annualized rate of over 220,000 units as of June 30, 2012, based on data from the Census Bureau. Although the number of completions expected to occur in 2012 and early 2013 remains below historical norms, based on recent trends, we expect that multifamily starts could return to their historical norm of an annualized rate of approximately 245,000 units started by as early as the end of this year. There is a potential for over-supply occurring over the next 24 months in a limited number of localized areas. Nevertheless, the overall national rental market’s pace of supply is expected to remain constrained, based on expected construction completions, annualized obsolescence and anticipated household formation trends.
Outlook
Overall Market Conditions. We expect mortgage loan delinquencies and foreclosures to remain at high levels in the second half of 2012. The high level of delinquent mortgage loans has resulted in high levels of foreclosures, which have slowed the return of housing inventory to pre-housing crisis levels. Despite these pressures, we saw improvement in the housing market in the first half of 2012.
Although our results for the second half of 2012 may not be as strong as our results for the first half, we expect our financial results for 2012 overall to be significantly better than our 2011 results. We expect that single-family default and severity rates will remain high in the second half of 2012 compared to pre-housing crisis levels, but will be lower in 2012 overall than in 2011 overall. Despite signs of multifamily sector improvement at the national level, we expect multifamily foreclosures in 2012 to remain generally commensurate with 2011 levels as certain local markets and properties continue to exhibit weak fundamentals. Conditions may worsen if the unemployment rate increases on either a national or regional basis.
As a result of the recently implemented changes to HARP, we expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers until changes to HARP were fully implemented in the second quarter of 2012. We expect the elevated volume of HARP refinancings will decrease when interest rates rise sufficiently or when there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing. Overall, we now expect the volume of refinancings we acquire in 2012 will be similar to or greater than the volume of refinancings we acquired in 2011. For a description of the recently implemented changes to HARP, see “Business—Making Home Affordable Program—Changes to the Home Affordable Refinance Program” in our 2011 Form 10-K. Our loan acquisitions have been lower in 2012 than they otherwise could have been as a result of the decrease in the maximum size of loans we may acquire in specified high-cost areas from $729,750 to $625,500, which went into effect in the fourth quarter of 2011. As a result of these factors, we expect the volume of our loan acquisitions in 2012 will be similar to or greater than the volume of our loan acquisitions in 2011.
We estimate that total originations in the U.S. single-family mortgage market in 2012 will increase from 2011 levels by approximately 9% from an estimated $1.36 trillion to an estimated $1.49 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from approximately $900 billion in 2011 to approximately $980 billion in 2012. Refinancings comprised approximately 78% of our single-family business volume in the second quarter of 2012, compared with approximately 83% in the first quarter of 2012, and approximately 76% for all of 2011.
Home Prices. After declining by an estimated 23.6% from their peak in the third quarter of 2006 to the first quarter of 2012, we estimate that home prices on a national basis increased by 3.2% in the second quarter of 2012. Although we believe home prices may decline again through early 2013, we expect that, if current market trends continue, home prices will not decline on a national basis below their first quarter 2012 levels. Future home price changes may be very different from our estimates as a result of significant inherent uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, spending cuts, mortgage finance programs and policies, and housing finance reform; the management of the Federal Reserve’s MBS holdings; the impact of those actions on and changes generally in unemployment and the general economic and interest rate environment; and the impact on the U.S. economy of the European debt crisis. Because of these uncertainties, the actual home price changes we experience may differ significantly from these estimates. We also expect significant regional variation in home price changes and the timing of home price stabilization. Our estimates of home price changes are based on our home price index, which is calculated differently from the S&P/Case-Shiller U.S. National Home Price Index and therefore results in different percentages for comparable changes. Our estimated 23.6% peak-to-trough decline in home prices on a national basis corresponds to a 35.1% decline according to the S&P/Case-Shiller’s National Home Price Index.
Credit-Related Income or Expenses and Credit Losses.  Our credit-related income or expenses, which include our benefit or provision for credit losses, reflect our recognition of losses on our loans. Through our provision for credit losses, we recognize credit-related expenses on loans in the period in which we determine that we have incurred a probable loss on the loans as of the end of the period, or in which we have granted concessions to the borrowers. Accordingly, our credit-related income or expenses in each period are affected by changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures we complete, and estimated recoveries from our lender and mortgage insurer counterparties. Our credit losses, which include our charge-offs, net of recoveries, reflect our realization of losses on our loans. We realize losses on loans, through our charge-offs, when foreclosure sales are completed or when we accept short sales or deeds-in-lieu of foreclosure.
We expect that our credit-related expenses for all of 2012 will be lower than for 2011. In addition, we expect our credit losses to remain high in 2012 relative to pre-housing crisis levels. To the extent delays in foreclosures continue in 2012, our realization of some credit losses will be delayed. We further describe our outlook for credit-related expenses in “Summary of Our Financial Performance for the Second Quarter and First Half of 2012—Our Expectations Regarding Future Loss Reserves and Credit-Related Expenses (Income).”
Uncertainty Regarding our Future Status and Ability to Pay Dividends to Treasury. There is significant uncertainty in the current market environment, and any changes in the trends in macroeconomic factors that we currently anticipate, such as home prices and unemployment, may cause our future credit-related expenses or income and credit losses to vary significantly from our current expectations. The dividend payments we make on Treasury’s senior preferred stock are substantial, currently $11.7 billion per year. We have paid over $25 billion in dividends to Treasury since entering into conservatorship in 2008. Although we may experience period-to-period volatility in earnings and comprehensive income, we do not expect to generate net income or comprehensive income in excess of our annual dividend obligation to Treasury over the long term. However, we expect that in some future quarters we will be able to generate comprehensive income sufficient to cover at least a portion of our quarterly dividend payment to Treasury. We also expect that, over time, our dividend obligation to Treasury will increasingly drive our future draws under the senior preferred stock purchase agreement.

Receiving additional draws under the senior preferred stock purchase agreement would further increase the dividends we owe to Treasury on the senior preferred stock.
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
Factors that Could Cause Actual Results to be Materially Different from Our Estimates and Expectations. We present a number of estimates and expectations in this executive summary, including estimates and expectations regarding our future financial results, the profitability of single-family loans we have acquired, our single-family credit losses, our loss reserves and credit-related expenses, and our draws from and dividends to be paid to Treasury. These estimates and expectations are forward-looking statements based on our current assumptions regarding numerous factors, including future home prices and the future performance of our loans. Our future estimates of our performance, as well as the actual amounts, may differ materially from our current estimates and expectations as a result of: the timing and level of, as well as regional variation in, home price changes; changes in interest rates, unemployment rates and other macroeconomic variables; government policy; the length of time it takes to complete foreclosures; changes in generally accepted accounting principles (“GAAP”); credit availability; borrower behavior; the volume of loans we modify; the effectiveness of our loss mitigation strategies, management of our REO inventory and pursuit of contractual remedies; whether our counterparties meet their obligations in full; changes in the fair value of our assets and liabilities; impairments of our assets; and many other factors, including those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this report, and in “Risk Factors” in our 2011 Form 10-K. For example, if the economy were to enter a deep recession, we would expect actual outcomes to differ substantially from our current expectations.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
The information in this section updates and supplements information regarding legislative and regulatory developments set forth in “Business—Legislative and Regulatory Developments” and “Business—Our Charter and Regulation of Our Activities” in our 2011 Form 10-K and in “MD&A—Legislative and Regulatory Developments” in our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (“First Quarter 2012 Form 10-Q”). Also see “Risk Factors” in this report and our 2011 Form 10-K for a discussion of risks relating to legislative and regulatory matters.
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
During 2011, Congress held hearings on the future status of Fannie Mae and Freddie Mac, and members of Congress offered legislative proposals relating to the future status of the GSEs. We expect additional hearings on GSE reform and additional legislation to be considered and proposals to be discussed, including proposals that would result in a substantial change to our business structure or that involve Fannie Mae’s liquidation or dissolution. Several bills have been introduced that would place the GSEs into receivership after a period of time and either grant federal charters to new entities to engage in activities similar to those currently engaged in by the GSEs or leave secondary mortgage market activities to entities in the private sector. For example, legislation has been introduced in both the House of Representatives and the Senate that would require FHFA to make a determination within two years of enactment regarding whether the GSEs were financially viable and, if the GSEs were determined not to be financially viable, to place them into receivership. As drafted, these bills may, upon enactment, impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and future liabilities.
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
Of these bills that passed at a subcommittee level, the only one that has passed the full committee is the bill that would put GSE employees on a government pay scale. We expect additional legislation relating to the GSEs to be introduced and considered by Congress. We cannot predict the prospects for the enactment, timing or content of legislative proposals concerning the future status of the GSEs, their regulation or operations.
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
Principal Forgiveness
On July 31, 2012, the Acting Director of FHFA announced FHFA’s decision not to direct Fannie Mae and Freddie Mac to participate in Treasury’s HAMP Principal Reduction Alternative program. Based on its analysis, FHFA concluded that the economic benefit of participating in that program does not outweigh the costs and risks. In a letter sent to Congress regarding FHFA’s decision, Acting Director DeMarco previewed for Congress several housing-related initiatives to strengthen the loss mitigation and borrower assistance efforts of Fannie Mae and Freddie Mac, as well as improve the operation of the housing finance market. These initiatives include new and consistent policies for lender representations and warranties, alignment and simplification of the Fannie Mae and Freddie Mac short sale programs, and further enhancements for borrowers looking to refinance their mortgages.
Prudential Management and Operational Standards
As required by the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing Finance Regulatory Reform Act of 2008 (together, the “GSE Act”), in June 2012, FHFA published a final rule establishing prudential standards relating to the management and operations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks in the following ten areas: (1) internal controls and information systems; (2) independence and adequacy of internal audit systems; (3) management of market risk exposure; (4) management of market risk—measurement systems, risk limits, stress testing, and monitoring and reporting; (5) adequacy and maintenance of liquidity and reserves; (6) management of asset and investment portfolio growth; (7) investments and acquisitions of assets; (8) overall risk management processes; (9) management of credit and counterparty risk; and (10) maintenance of adequate records. These standards are established as guidelines, which the Director of FHFA may modify, revoke or add to at any time by order or notice. The rule also specifies actions FHFA may take if a regulated entity fails to meet one or more of the standards or fails to comply with the rule, such as requiring the entity to submit a corrective plan or increasing its capital requirements.
Proposed Housing Goals for 2012 to 2014
On June 11, 2012, FHFA published a proposed rule establishing the following single-family home purchase and refinance housing goal benchmarks for 2012 to 2014 for Fannie Mae and Freddie Mac. A home purchase mortgage may be counted toward more than one home purchase benchmark.

•
Low-Income Families Home Purchase Benchmark: At least 20% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to low-income families (defined as income equal to or less than 80% of area median income).

•
Very Low-Income Families Home Purchase Benchmark: At least 7% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to very low-income families (defined as income equal to or less than 50% of area median income).

•
Low-Income Areas Home Purchase Goal Benchmark: The benchmark level for our acquisitions of single-family owner-occupied purchase money mortgage loans for families in low-income areas is set annually by notice from FHFA, based on the benchmark level for the low-income areas home purchase subgoal (below), plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families (defined as income equal to or less than 100% of area median income) in designated disaster areas.

•
Low-Income Areas Home Purchase Subgoal Benchmark: At least 11% of our acquisitions of single-family owner-occupied purchase money mortgage loans must be affordable to families in low-income census tracts or to moderate-income families in minority census tracts.

•	Low-Income Families Refinancing Benchmark: At least 21% of our acquisitions of single-family owner-occupied refinance mortgage loans must be affordable to low-income families.
Under FHFA’s rule establishing our housing goals, private-label mortgage-related securities, second liens and single-family government loans do not count towards the housing goals. In addition, only permanent modifications of mortgages under HAMP completed during the year count towards the housing goals; trial modifications will not be counted. Moreover, these modifications count only towards the single-family low-income families refinance goal, not any of the home purchase goals. Refinancings under HARP also count toward the single-family low-income families refinancing goal.
If we do not meet these benchmarks, we may still meet our goals. Our single-family housing goals performance will be measured against these benchmarks and against goals-qualifying originations in the primary mortgage market. We will be in compliance with the housing goals if we meet either the benchmarks or market share measures.
To meet FHFA’s proposed goals, our multifamily mortgage acquisitions must finance a certain number of units affordable to low-income families and a certain number of units affordable to very low-income families. The specific requirements for each year are set forth in Table 4 below. There is no market-based alternative measurement for the multifamily goals.
Table 4: Proposed Multifamily Housing Goals for 2012 to 2014

	Goals for
	2012	2013	2014
	(in units)
Affordable to low-income families	251,000	245,000	223,000
Affordable to very low-income families	60,000	59,000	53,000
See “Risk Factors” in our 2011 Form 10‑K for a description of how we may be unable to meet our housing goals and how actions we may take to meet these goals and other regulatory requirements could adversely affect our business, results of operations and financial condition.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the condensed consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 1, Summary of Significant Accounting Policies” in this report and in our 2011 Form 10-K.
We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. Management has discussed any significant changes in judgments and assumptions in applying our critical accounting policies with the Audit Committee of our Board of Directors. We have identified three of our accounting policies as critical because they involve significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies and estimates are as follows:
•    Fair Value Measurement
•    Total Loss Reserves
•    Other-Than-Temporary Impairment of Investment Securities
See “MD&A—Critical Accounting Policies and Estimates” in our 2011 Form 10-K for a detailed discussion of these critical accounting policies and estimates. We provide below information about our Level 3 assets and liabilities as of June 30, 2012 as compared with December 31, 2011. We also describe any significant changes in the judgments and assumptions we made during the first half of 2012 in applying our critical accounting policies and significant changes to critical estimates.
Fair Value Measurement
The use of fair value to measure our assets and liabilities is fundamental to our financial statements and our fair value measurement is a critical accounting estimate because we account for and record a portion of our assets and liabilities at fair value. In determining fair value, we use various valuation techniques. We describe the valuation techniques and inputs used to determine the fair value of our assets and liabilities and disclose their carrying value and fair value in “Note 12, Fair Value.”
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
Table 5 presents a comparison of the amount of financial assets carried in our condensed consolidated balance sheets at fair value on a recurring basis (“recurring assets”) that were classified as Level 3 as of June 30, 2012 and December 31, 2011. The availability of observable market inputs to measure fair value varies based on changes in market conditions, such as liquidity. As a result, we expect the amount of financial instruments carried at fair value on a recurring basis and classified as Level 3 to vary each period.

Table 5: Level 3 Recurring Financial Assets at Fair Value

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Trading securities	$2,305	$4,238
Available-for-sale securities	26,328	29,492
Mortgage loans	2,331	2,319
Other assets	236	238
Level 3 recurring assets	$31,200	$36,287
Total assets	$3,195,620	$3,211,484
Total recurring assets measured at fair value	$134,161	$156,552
Level 3 recurring assets as a percentage of total assets	1%	1%
Level 3 recurring assets as a percentage of total recurring assets measured at fair value	23%	23%
Total recurring assets measured at fair value as a percentage of total assets	4%	5%
Assets measured at fair value on a nonrecurring basis and classified as Level 3, which are not presented in the table above, primarily include mortgage loans and acquired property. The fair value of Level 3 nonrecurring assets totaled $27.3 billion as of June 30, 2012.
Financial liabilities measured at fair value on a recurring basis and classified as Level 3 consisted of long-term debt with a fair value of $1.7 billion as of June 30, 2012 and $1.2 billion as of December 31, 2011, and other liabilities with a fair value of $162 million as of June 30, 2012 and $173 million as of December 31, 2011.
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
In the second quarter of 2012, we updated our assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities to incorporate recent observable market trends, which included extending the time it takes to liquidate loans underlying these securities and increasing severity rates for loans where the servicer stopped advancing payments. These updates resulted in lower net present value of cash flow projections on our Alt-A and subprime securities and increased our other-than-temporary impairment expense by approximately $500 million. We provide more detailed information on our accounting for other-than-temporary impairment in “Note 5, Investments in Securities.”

CONSOLIDATED RESULTS OF OPERATIONS
This section provides a discussion of our condensed consolidated results of operations for the periods indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 6 displays a summary of our condensed consolidated results of operations for the periods indicated.

Table 6: Summary of Condensed Consolidated Results of Operations

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in millions)
Net interest income	$5,428	$4,972	$456	$10,625	$9,932	$693
Fee and other income	395	265	130	770	502	268
Net revenues	$5,823	$5,237	$586	$11,395	$10,434	$961
Investment gains, net	131	171	(40)	247	246	1
Net other-than-temporary impairments	(599)	(56)	(543)	(663)	(100)	(563)
Fair value losses, net	(2,449)	(1,634)	(815)	(2,166)	(1,345)	(821)
Administrative expenses	(567)	(569)	2	(1,131)	(1,174)	43
Credit-related income (expenses)
Benefit (provision) for credit losses	3,041	(6,537)	9,578	1,041	(17,091)	18,132
Foreclosed property income (expense)	70	478	(408)	(269)	(10)	(259)
Total credit-related income (expenses)	3,111	(6,059)	9,170	772	(17,101)	17,873
Other non-interest expenses(1)	(331)	(75)	(256)	(617)	(414)	(203)
Income (loss) before federal income taxes	5,119	(2,985)	8,104	7,837	(9,454)	17,291
Benefit for federal income taxes	—	93	(93)	—	91	(91)
Net income (loss)	5,119	(2,892)	8,011	7,837	(9,363)	17,200
Less: Net income attributable to the noncontrolling interest	(5)	(1)	(4)	(4)	(1)	(3)
Net income (loss) attributable to Fannie Mae	$5,114	$(2,893)	$8,007	$7,833	$(9,364)	$17,197
Total comprehensive income (loss) attributable to Fannie Mae	$5,442	$(2,891)	$8,333	$8,523	$(9,181)	$17,704
__________

(1)	Consists of debt extinguishment losses, net and other expenses.
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

Table 7: Analysis of Net Interest Income and Yield

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$373,943	$3,599	3.85%	$394,687	$3,720	3.77%
Mortgage loans of consolidated trusts	2,614,284	28,424	4.35	2,614,392	31,613	4.84
Total mortgage loans	2,988,227	32,023	4.29	3,009,079	35,333	4.70
Mortgage-related securities	274,585	3,266	4.76	319,395	4,029	5.05
Elimination of Fannie Mae MBS held in portfolio	(177,235)	(2,178)	4.92	(204,465)	(2,643)	5.17
Total mortgage-related securities, net	97,350	1,088	4.47	114,930	1,386	4.82
Non-mortgage securities(1)	54,451	20	0.15	76,829	30	0.15
Federal funds sold and securities purchased under agreements to resell or similar arrangements	21,916	10	0.18	21,833	6	0.11
Advances to lenders	5,637	30	2.11	3,144	19	2.39
Total interest-earning assets	$3,167,581	$33,171	4.19%	$3,225,815	$36,774	4.56%
Interest-bearing liabilities:
Short-term debt(2)	$89,820	$30	0.13%	$162,071	$79	0.19%
Long-term debt	569,211	2,997	2.11	589,269	3,802	2.58
Total short-term and long-term funding debt	659,031	3,027	1.84	751,340	3,881	2.07
Debt securities of consolidated trusts	2,684,443	26,894	4.01	2,657,571	30,564	4.60
Elimination of Fannie Mae MBS held in portfolio	(177,235)	(2,178)	4.92	(204,465)	(2,643)	5.17
Total debt securities of consolidated trusts held by third parties	2,507,208	24,716	3.94	2,453,106	27,921	4.55
Total interest-bearing liabilities	$3,166,239	$27,743	3.50%	$3,204,446	$31,802	3.97%
Impact of net non-interest bearing funding	$1,342		—%	$21,369		0.03%
Net interest income/net interest yield		$5,428	0.69%		$4,972	0.62%
Net interest income/net interest yield of consolidated trusts(3)		$1,530	0.23%		$1,049	0.16%

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in millions)
Interest-earning assets:
Mortgage loans of Fannie Mae	$375,983	$7,168	3.81%	$399,898	$7,445	3.72%
Mortgage loans of consolidated trusts	2,605,744	57,425	4.41	2,605,087	63,478	4.87
Total mortgage loans	2,981,727	64,593	4.33	3,004,985	70,923	4.72
Mortgage-related securities	281,518	6,724	4.78	326,727	8,274	5.06
Elimination of Fannie Mae MBS held in portfolio	(181,725)	(4,483)	4.93	(209,418)	(5,436)	5.19
Total mortgage-related securities, net	99,793	2,241	4.49	117,309	2,838	4.84
Non-mortgage securities(1)	61,693	43	0.14	78,266	75	0.19
Federal funds sold and securities purchased under agreements to resell or similar arrangements	29,701	23	0.15	17,810	13	0.15
Advances to lenders	5,343	55	2.04	3,614	40	2.20
Total interest-earning assets	$3,178,257	$66,955	4.21%	$3,221,984	$73,889	4.59%
Interest-bearing liabilities:
Short-term debt(2)	$111,564	$71	0.13%	$150,523	$183	0.24%
Long-term debt	573,683	6,182	2.16	610,594	7,998	2.62
Total short-term and long-term funding debt	685,247	6,253	1.82	761,117	8,181	2.15
Debt securities of consolidated trusts	2,673,505	54,560	4.08	2,653,872	61,212	4.61
Elimination of Fannie Mae MBS held in portfolio	(181,725)	(4,483)	4.93	(209,418)	(5,436)	5.19
Total debt securities of consolidated trusts held by third parties	2,491,780	50,077	4.02	2,444,454	55,776	4.56
Total interest-bearing liabilities	$3,177,027	$56,330	3.55%	$3,205,571	$63,957	3.99%
Impact of net non-interest bearing funding	$1,230		0.01%	$16,413		0.02%
Net interest income/net interest yield		$10,625	0.67%		$9,932	0.62%
Net interest income/net interest yield of consolidated trusts(3)		$2,865	0.22%		$2,266	0.17%

					As of June 30,
					2012	2011
Selected benchmark interest rates(4)
3-month LIBOR					0.46%	0.25%
2-year swap rate					0.55	0.70
5-year swap rate					0.97	2.03
30-year Fannie Mae MBS par coupon rate					2.57	4.02
__________

(1)	Includes cash equivalents.

(2)	Includes federal funds purchased and securities sold under agreements to repurchase.

(3)
Net interest income of consolidated trusts represents interest income from mortgage loans of consolidated trusts less interest expense from debt securities of consolidated trusts. Net interest yield is calculated based on net interest income from consolidated trusts divided by average balance of mortgage loans of consolidated trusts.

(4)	Data from British Bankers’ Association, Thomson Reuters Indices and Bloomberg L.P.

Table 8: Rate/Volume Analysis of Changes in Net Interest Income

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012 vs. 2011			June 30, 2012 vs. 2011
	Total	Variance Due to:(1)		Total	Variance Due to:(1)
	Variance	Volume	Rate	Variance	Volume	Rate
	(Dollars in millions)
Interest income:
Mortgage loans of Fannie Mae	$(121)	$(198)	$77	$(277)	$(453)	$176
Mortgage loans of consolidated trusts	(3,189)	(1)	(3,188)	(6,053)	16	(6,069)
Total mortgage loans	(3,310)	(199)	(3,111)	(6,330)	(437)	(5,893)
Mortgage-related securities	(763)	(542)	(221)	(1,550)	(1,099)	(451)
Elimination of Fannie Mae MBS held in portfolio	465	339	126	953	693	260
Total mortgage-related securities, net	(298)	(203)	(95)	(597)	(406)	(191)
Non-mortgage securities(2)	(10)	(8)	(2)	(32)	(14)	(18)
Federal funds sold and securities purchased under agreements to resell or similar arrangements	4	—	4	10	9	1
Advances to lenders	11	14	(3)	15	18	(3)
Total interest income	(3,603)	(396)	(3,207)	(6,934)	(830)	(6,104)
Interest expense:
Short-term debt (3)	(49)	(29)	(20)	(112)	(39)	(73)
Long-term debt	(805)	(126)	(679)	(1,816)	(462)	(1,354)
Total short-term and long-term funding debt	(854)	(155)	(699)	(1,928)	(501)	(1,427)
Debt securities of consolidated trusts	(3,670)	306	(3,976)	(6,652)	450	(7,102)
Elimination of Fannie Mae MBS held in portfolio	465	339	126	953	693	260
Total debt securities of consolidated trusts held by third parties	(3,205)	645	(3,850)	(5,699)	1,143	(6,842)
Total interest expense	(4,059)	490	(4,549)	(7,627)	642	(8,269)
Net interest income	$456	$(886)	$1,342	$693	$(1,472)	$2,165
__________

(1)	Combined rate/volume variances are allocated to both rate and volume based on the relative size of each variance.

(2)	Includes cash equivalents.

(3)	Includes federal funds purchased and securities sold under agreements to repurchase.
Although our portfolio balance declined, net interest income increased in the second quarter and first half of 2012, as compared with the second quarter and first half of 2011, primarily due to lower interest expense on funding debt, a reduction in the amount of interest income not recognized for nonaccrual mortgage loans and accelerated net amortization income on loans and debt of consolidated trusts. These factors were partially offset by lower interest income on Fannie Mae mortgage loans and securities. The primary drivers of these changes were:

•	lower interest expense on funding debt due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt;

•
higher coupon interest income recognized on mortgage loans due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans due to a decline in the balance of nonaccrual loans in our condensed consolidated balance sheet as we continued to complete a high number of loan workouts and foreclosures, and fewer loans became seriously delinquent;

•	accelerated net amortization income related to mortgage loans and debt of consolidated trusts driven by a high volume of prepayments due to declining interest rates;

•
lower interest income on Fannie Mae mortgage loans due to a decrease in average balance and new business acquisitions which continued to replace higher-yielding loans with loans issued at lower mortgage rates; and

•
lower interest income on mortgage securities due to lower interest rates and a decrease in the balance of our mortgage securities, as we continue to manage our portfolio requirements of the senior preferred stock purchase agreement.

Additionally, our net interest income and net interest yield were higher than they would have otherwise been in the second quarter and first half of 2012 and 2011 because our debt funding needs were lower than would otherwise have been required as a result of funds we have received from Treasury to date under the senior preferred stock purchase agreement and dividends paid to Treasury are not recognized as interest expense.
Table 9 displays the interest income not recognized for loans on nonaccrual status and the resulting reduction in our net interest yield on total interest earning assets for the periods indicated.
Table 9: Impact of Nonaccrual Loans on Net Interest Income

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2012			2011			2012			2011
	Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)		Interest Income not Recognized for Nonaccrual Loans(1)	Reduction in Net Interest Yield(2)
	(Dollars in millions)
Mortgage loans of Fannie Mae	$(896)			$(1,184)			$(1,878)			$(2,545)
Mortgage loans of consolidated trusts	(147)			(219)			(327)			(478)
Total mortgage loans	$(1,043)	(13)	bp	$(1,403)	(17)	bp	$(2,205)	(14)	bp	$(3,023)	(18)	bp
__________

(1)	Amount includes cash received for loans on nonaccrual status.

(2)	Calculated based on annualized interest income not recognized divided by total interest-earning assets, expressed in basis points.
For a discussion of the interest income from the assets we have purchased and the interest expense from the debt we have issued, see the discussion of our Capital Markets group’s net interest income in “Business Segment Results.”
Other-Than-Temporary Impairment of Investment Securities
Net other-than-temporary impairment for the second quarter and first half of 2012 increased significantly compared with the second quarter and first half of 2011, driven primarily by a decrease in the net present value of projected cash flows on our Alt-A and subprime private-label securities due to higher projected loss severity rates on loans underlying these securities. The net present value of projected cash flows decreased because we updated our assumptions due to recent observable market trends, including: (1) extending the time it takes to liquidate the loans; and (2) increasing loss severity rates for loans where the servicer stopped advancing payments. Although national home prices generally improved in the first half of 2012, the benefit of home price appreciation is not expected to offset the impact of extended liquidation timelines on loans underlying these securities and the increase in loss severity rates for loans where the servicer stopped advancing payments.
Fair Value Losses, Net
Table 10 displays the components of our fair value gains and losses.

Table 10: Fair Value Losses, Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Risk management derivatives fair value losses attributable to:
Net contractual interest expense accruals on interest rate swaps	$(391)	$(658)	$(765)	$(1,293)
Net change in fair value during the period	(1,430)	(958)	(877)	(207)
Total risk management derivatives fair value losses, net	(1,821)	(1,616)	(1,642)	(1,500)
Mortgage commitment derivatives fair value losses, net	(562)	(61)	(767)	(38)
Total derivatives fair value losses, net	(2,383)	(1,677)	(2,409)	(1,538)
Trading securities (losses) gains, net	(14)	135	270	360
Other, net(1)	(52)	(92)	(27)	(167)
Fair value losses, net	$(2,449)	$(1,634)	$(2,166)	$(1,345)

			2012	2011
5-year swap rate:
As of January 1			1.22%	2.18%
As of March 31			1.27	2.47
As of June 30			0.97	2.03
__________

(1)	Consists of debt fair value gains (losses), net; debt foreign exchange gains (losses), net; and mortgage loans fair value gains (losses), net.
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
Risk Management Derivatives Fair Value Losses, Net
Risk management derivative instruments are an integral part of our interest rate risk management strategy. We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. We recognized risk management derivative fair value losses in the second quarter and first half of 2012 and 2011 primarily as a result of a decrease in the fair value of our pay-fixed derivatives due to a decline in swap rates during the periods.
We present, by derivative instrument type, the fair value gains and losses on our derivatives for the three and six months ended June 30, 2012 and 2011 in “Note 9, Derivative Instruments.”
Mortgage Commitment Derivatives Fair Value Losses, Net
We recognized fair value losses on our mortgage commitments in the second quarter and first half of 2012 and 2011 primarily due to losses on commitments to sell mortgage-related securities as a result of an increase in prices as interest rates decreased during the commitment period.
Trading Securities (Losses) Gains, Net
The losses from our trading securities in the second quarter of 2012 were primarily driven by the widening of credit spreads on commercial mortgage-backed securities (“CMBS”). The gains from our trading securities in the first half of 2012 were primarily due to the narrowing of credit spreads on CMBS in the first quarter of 2012, partially offset by the widening of credit spreads in the second quarter of 2012.

The gains from our trading securities in the second quarter of 2011 were primarily driven by a decrease in interest rates. The gains from our trading securities in the first half of 2011 were primarily driven by the narrowing of credit spreads on CMBS.
Credit-Related (Income) Expenses
We refer to our (benefit) provision for loan losses and our provision for guaranty losses collectively as our “(benefit) provision for credit losses.” Credit-related (income) expenses consist of our (benefit) provision for credit losses and foreclosed property (income) expense.
(Benefit) Provision for Credit Losses
Our total loss reserves provide for an estimate of credit losses incurred in our guaranty book of business, including concessions we granted borrowers upon modification of their loans, as of each balance sheet date. We establish our loss reserves through our (benefit) provision for credit losses for losses that we believe have been incurred and will eventually be reflected over time in our charge-offs. When we determine that a loan is uncollectible, typically upon foreclosure, we record a charge-off against our loss reserves. We record recoveries of previously charged-off amounts as a reduction to charge-offs.
Table 11 displays the components of our total loss reserves and our total fair value losses previously recognized on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets. Because these fair value losses lowered our recorded loan balances, we have fewer inherent losses in our guaranty book of business and consequently require lower total loss reserves. For these reasons, we consider these fair value losses as an “effective reserve,” apart from our total loss reserves, to the extent that we expect to realize these amounts as credit losses on the acquired loans in the future. As of June 30, 2012, we estimate that nearly two-thirds of this amount represents credit losses we expect to realize in the future and over one-third will eventually be recovered, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan. We exclude these fair value losses from our credit loss calculation as described in “Credit Loss Performance Metrics.”
Table 11: Total Loss Reserves

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Allowance for loan losses	$63,375	$72,156
Reserve for guaranty losses(1)	1,320	994
Combined loss reserves	64,695	73,150
Allowance for accrued interest receivable	2,068	2,496
Allowance for preforeclosure property taxes and insurance receivable(2)	1,278	1,292
Total loss reserves	68,041	76,938
Fair value losses previously recognized on acquired credit-impaired loans(3)	14,955	16,273
Total loss reserves and fair value losses previously recognized on acquired credit-impaired loans	$82,996	$93,211
__________

(1)	Amount included in “Other liabilities” in our condensed consolidated balance sheets.

(2)	Amount included in “Other assets” in our condensed consolidated balance sheets.

(3)	Represents the fair value losses on loans purchased out of unconsolidated MBS trusts reflected in our condensed consolidated balance sheets.
The following table displays changes in the total allowance for loan losses, reserve for guaranty losses and the total combined loss reserves for the three and six months ended June 30, 2012 and 2011.

Table 12: Allowance for Loan Losses and Reserve for Guaranty Losses (Combined Loss Reserves)

	For the Three Months Ended June 30,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$57,001	$13,108	$70,109	$53,708	$13,849	$67,557
(Benefit) provision for loan losses	(3,329)	(58)	(3,387)	3,040	2,762	5,802
Charge-offs(1)(2)	(3,783)	(208)	(3,991)	(5,460)	(758)	(6,218)
Recoveries	441	44	485	1,819	550	2,369
Transfers(3)	1,616	(1,616)	—	2,762	(2,762)	—
Other(4)	136	23	159	97	(101)	(4)
Ending balance(5)	$52,082	$11,293	$63,375	$55,966	$13,540	$69,506
Reserve for guaranty losses:
Beginning balance	$997	$—	$997	$257	$—	$257
Provision for guaranty losses	346	—	346	735	—	735
Charge-offs	(49)	—	(49)	(33)	—	(33)
Recoveries	26	—	26	1	—	1
Ending balance	$1,320	$—	$1,320	$960	$—	$960
Combined loss reserves:
Beginning balance	$57,998	$13,108	$71,106	$53,965	$13,849	$67,814
Total (benefit) provision for credit losses	(2,983)	(58)	(3,041)	3,775	2,762	6,537
Charge-offs(1)(2)	(3,832)	(208)	(4,040)	(5,493)	(758)	(6,251)
Recoveries	467	44	511	1,820	550	2,370
Transfers(3)	1,616	(1,616)	—	2,762	(2,762)	—
Other(4)	136	23	159	97	(101)	(4)
Ending balance(5)	$53,402	$11,293	$64,695	$56,926	$13,540	$70,466

	For the Six Months Ended June 30,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Changes in combined loss reserves:
Allowance for loan losses:
Beginning balance	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556
(Benefit) provision for loan losses	(1,946)	539	(1,407)	10,199	6,190	16,389
Charge-offs(1)(2)	(8,316)	(471)	(8,787)	(11,165)	(1,206)	(12,371)
Recoveries	862	109	971	2,349	1,502	3,851
Transfers(3)	3,817	(3,817)	—	5,969	(5,969)	—
Other(4)	356	86	442	84	(3)	81
Ending balance(5)	$52,082	$11,293	$63,375	$55,966	$13,540	$69,506
Reserve for guaranty losses:
Beginning balance	$994	$—	$994	$323	$—	$323
Provision for guaranty losses	366	—	366	702	—	702
Charge-offs	(100)	—	(100)	(68)	—	(68)
Recoveries	60	—	60	3	—	3
Ending balance	$1,320	$—	$1,320	$960	$—	$960
Combined loss reserves:
Beginning balance	$58,303	$14,847	$73,150	$48,853	$13,026	$61,879
Total (benefit) provision for credit losses	(1,580)	539	(1,041)	10,901	6,190	17,091
Charge-offs(1)(2)	(8,416)	(471)	(8,887)	(11,233)	(1,206)	(12,439)
Recoveries	922	109	1,031	2,352	1,502	3,854
Transfers(3)	3,817	(3,817)	—	5,969	(5,969)	—
Other(4)	356	86	442	84	(3)	81
Ending balance(5)	$53,402	$11,293	$64,695	$56,926	$13,540	$70,466

					As of
					June 30, 2012	December 31, 2011
Allocation of combined loss reserves:
Balance at end of each period attributable to:
Single-family					$63,365	$71,512
Multifamily					1,330	1,638
Total					$64,695	$73,150
Single-family and multifamily combined loss reserves as a percentage of applicable guaranty book of business:
Single-family					2.23%	2.52%
Multifamily					0.67	0.84
Combined loss reserves as a percentage of:
Total guaranty book of business					2.13%	2.41%
Recorded investment in nonperforming loans					26.57	29.03

_________

(1)
Includes accrued interest of $238 million and $438 million for the three months ended June 30, 2012 and 2011, respectively, and $511 million and $824 million for the six months ended June 30, 2012 and 2011, respectively.

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

(5)	Includes $293 million and $414 million as of June 30, 2012 and 2011, respectively, for acquired credit-impaired loans.
Our provision, and in some cases benefit, for credit losses continues to be a key driver of our results for each period presented. The amount of our provision for credit losses varies from period to period based on changes in actual and expected home prices, borrower payment behavior, the types and volumes of loss mitigation activities and foreclosures completed, and actual and estimated recoveries from our lender and mortgage insurer counterparties. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management” for information on mortgage insurers and outstanding mortgage seller/servicer repurchase obligations. In addition, our provision for credit losses and our loss reserves can be impacted by updates to our allowance for loan loss models that we use to estimate our loss reserves.
The significant improvement in our second quarter results was primarily due to recognition of a benefit for credit losses of $3.0 billion in the second quarter of 2012 compared with a provision for credit losses of $6.5 billion in the second quarter of 2011. This benefit for credit losses was due to a decrease in our total loss reserves driven primarily by an improvement in the profile of our single-family book of business resulting from an increase in actual home prices, including the sales prices of our REO properties. In addition, our single-family serious delinquency rate continued to decline, driven in large part by the quality and growth of our new single-family book of business, our modification efforts and current period foreclosures. Key factors impacting our credit-related results include:

•
Home prices increased by 3.2% in the second quarter of 2012 compared with 1.2% in the second quarter of 2011. We historically see seasonal improvement in home prices in the second quarter; however, the home price increase in the second quarter of 2012 was larger than expected and the largest quarterly increase we have seen in the last few years. Higher home prices decrease the likelihood that loans will default and reduce the amount of credit loss on loans that do default.

•
Sales prices on dispositions of our REO properties improved in the second quarter of 2012 as a result of strong demand. We received net proceeds from our REO sales equal to 59% of the loans’ unpaid principal balance in the second quarter of 2012, compared with 56% in the first quarter of 2012 and 54% in the second quarter of 2011.

•	Our single-family serious delinquency rate declined to 3.53% as of June 30, 2012 from 3.67% as of March 31, 2012 and 4.08% as of June 30, 2011.

•
In addition to the reasons described above, the cash flow projections on our individually impaired loans improved due to accelerated expected prepayment speeds as a result of lower mortgage interest rates: the average 30-year fixed-rate mortgage interest rate was 3.68% in June 2012, compared with 3.95% in March 2012 and 4.51% in June 2011, according to Freddie Mac’s Primary Mortgage Market Survey®. The accelerated expected prepayment speeds reduced the expected lives of modified loans and thus reduced the expected expenses related to the concessions we have granted to borrowers.

In the first half of 2012, we identified misstatements in our consideration of the benefit for repurchase requests, as well as in the calculation used to discount the deferred payment obligation for certain mortgage insurers currently in run-off, when estimating the allowance for loan losses as of December 31, 2011. In the second quarter of 2012, we identified a misstatement in the calculation of the default rate used for certain bonds to estimate the reserve for guaranty losses as of December 31, 2011. To correct the above misstatements, we have recorded an out-of-period adjustment of $1.1 billion to “Benefit (provision) for credit losses” in our condensed consolidated statement of operations and comprehensive income (loss) for the first half of 2012.
We discuss our expectations regarding our future credit-related expenses and loss reserves in “Executive Summary—Summary of Our Financial Performance for the Second Quarter and First Half of 2012—Our Expectations Regarding Future Loss Reserves and Credit-Related (Income) Expenses.”
We continue to experience high volumes of loan modifications involving concessions to borrowers, which are considered troubled debt restructurings (“TDRs”). Individual impairment for a TDR is based on the restructured loan’s expected cash flows over the life of the loan, taking into account the effect of any concessions granted to the borrower, discounted at the loan’s original effective interest rate. If we expect to recover our recorded investment in an individually impaired loan through probable foreclosure of the underlying collateral, we measure the impairment based on the fair value of the collateral, less selling cost. The allowance calculated for an individually impaired loan has generally been greater than the allowance that would be calculated under the collective reserve.
In April 2012, FHFA issued an Advisory Bulletin that could have an impact on our provision for credit losses in the future; however, we are still assessing the impact of the Advisory Bulletin. See “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans” for additional information.
Nonperforming Loans
Our balance of nonperforming single-family loans remained high as of June 30, 2012 due to both high levels of delinquencies and an increase in TDRs. When a TDR occurs, the loan may return to a current status, but it will continue to be classified as a nonperforming loan as the loan is not performing in accordance with its original terms. Table 13 displays the composition of our nonperforming loans, which includes our single-family and multifamily held-for-investment and held-for-sale mortgage loans. For information on the impact of TDRs and other individually impaired loans on our allowance for loan losses, see “Note 3, Mortgage Loans.”
Table 13: Nonperforming Single-Family and Multifamily Loans

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
On-balance sheet nonperforming loans including loans in consolidated Fannie Mae MBS trusts:
Nonaccrual loans	$126,692	$142,998
Troubled debt restructurings on accrual status(1)	116,680	108,797
Total on-balance sheet nonperforming loans	243,372	251,795
Off-balance sheet nonperforming loans in unconsolidated Fannie Mae MBS trusts(2)	78	154
Total nonperforming loans	243,450	251,949
Allowance for loan losses and allowance for accrued interest receivable related to individually impaired on-balance sheet nonperforming loans	(43,591)	(47,711)
Total nonperforming loans, net of allowance	$199,859	$204,238
Accruing on-balance sheet loans past due 90 days or more(3)	$816	$768

	For the Six Months Ended
	June 30,
	2012	2011
	(Dollars in millions)
Interest related to on-balance sheet nonperforming loans:
Interest income forgone(4)	$4,318	$4,555
Interest income recognized for the period(5)	2,981	2,990
__________

(1)	Includes HomeSaver Advance first-lien loans on accrual status.

(2)	Represents loans that would meet our criteria for nonaccrual status if the loans had been on-balance sheet.

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

Foreclosed Property (Income) Expense
Foreclosed property income decreased in the second quarter of 2012 compared with the second quarter of 2011 primarily due to increased estimated amounts due to us for repurchase requests recognized in the second quarter of 2011. Additionally, the second quarter of 2012 was impacted by an improvement in REO sales values and a 19% decline in our inventory of single-family REO properties compared with the second quarter of 2011.
Foreclosed property expense increased in the first half of 2012 compared with 2011 primarily due to the reasons described above.
Credit Loss Performance Metrics
Our credit-related (income) expenses should be considered in conjunction with our credit loss performance metrics. Our credit loss performance metrics, however, are not defined terms within GAAP and may not be calculated in the same manner as similarly titled measures reported by other companies. Because management does not view changes in the fair value of our mortgage loans as credit losses, we adjust our credit loss performance metrics for the impact associated with our acquisition of credit-impaired loans from unconsolidated MBS trusts. We also exclude interest forgone on nonperforming loans in our mortgage portfolio, other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities and accretion of interest income on acquired credit-impaired loans from credit losses. We believe that credit loss performance metrics may be useful to investors as the losses are presented as a percentage of our book of business and have historically been used by analysts, investors and other companies within the financial services industry. Moreover, by presenting credit losses with and without the effect of fair value losses associated with the acquisition of credit-impaired loans, investors are able to evaluate our credit performance on a more consistent basis among periods. Table 14 displays the components of our credit loss performance metrics as well as our average single-family and multifamily default rates and initial charge-off severity rates.
Table 14: Credit Loss Performance Metrics

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2012			2011			2012			2011
	Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)		Amount	Ratio(1)
	(Dollars in millions)
Charge-offs, net of recoveries	$3,529	46.3	bp	$3,881	50.4	bp	$7,856	51.7	bp	$8,585	55.9	bp
Foreclosed property (income) expense	(70)	(0.9)		(478)	(6.2)		269	1.8		10	0.1
Credit losses including the effect of fair value losses on acquired credit-impaired loans	3,459	45.4		3,403	44.2		8,125	53.5		8,595	56.0
Plus: Impact of acquired credit-impaired loans on charge-offs and foreclosed property expense(2)	369	4.8		529	6.9		794	5.2		1,023	6.7
Credit losses and credit loss ratio	$3,828	50.2	bp	$3,932	51.1	bp	$8,919	58.7	bp	$9,618	62.7	bp
Credit losses attributable to:
Single-family	$3,778			$3,810			$8,733			$9,414
Multifamily	50			122			186			204
Total	$3,828			$3,932			$8,919			$9,618
Single-family default rate		0.41%			0.46%			0.82%			0.90%
Single-family initial charge-off severity rate (3)		30.59%			34.47%			32.07%			35.29%
Average multifamily default rate		0.10%			0.17%			0.25%			0.29%
Average multifamily initial charge-off severity rate (3)		30.86%			35.82%			38.78%			36.23%
__________

(1)	Basis points are based on the annualized amount for each line item presented divided by the average guaranty book of business during the period.

(2)	Includes fair value losses from acquired credit-impaired loans.

(3)
Single-family and multifamily rates exclude fair value losses on credit-impaired loans acquired from MBS trusts and any costs, gains or losses associated with REO after initial acquisition through final disposition; single-family rate excludes charge-offs from short sales.

Credit losses decreased in the second quarter and first half of 2012 compared with the second quarter and first half of 2011 primarily due to: (1) improved actual home prices and sales prices of our REO properties; and (2) lower REO acquisitions primarily due to the slow pace of foreclosures.
Our new single-family book of business accounted for approximately 4% of our single-family credit losses for the second quarter and first half of 2012. Credit losses on mortgage loans typically do not peak until the third through sixth years following origination; however, this range can vary based on many factors, including changes in macroeconomic conditions and foreclosure timelines. We provide more detailed credit performance information, including serious delinquency rates by geographic region and foreclosure activity, in “Risk Management—Credit Risk Management—Mortgage Credit Risk Management.”
Regulatory Hypothetical Stress Test Scenario
Under a September 2005 agreement with FHFA’s predecessor, the Office of Federal Housing Enterprise Oversight, we are required to disclose on a quarterly basis the present value of the change in future expected credit losses from our existing single-family guaranty book of business from an immediate 5% decline in single-family home prices for the entire United States followed by a return to the average of the possible growth rate paths used in our internal credit pricing models. The sensitivity results represent the difference between future expected credit losses under our base case scenario, which is derived from our internal home price path forecast, and a scenario that assumes an instantaneous nationwide 5% decline in home prices.
Table 15 displays the credit loss sensitivities as of the dates indicated for first-lien single-family loans that are in our portfolio or underlying Fannie Mae MBS, before and after consideration of projected credit risk sharing proceeds, such as private mortgage insurance claims and other credit enhancements.
Table 15: Single-Family Credit Loss Sensitivity(1)

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Gross single-family credit loss sensitivity	$22,124	$21,922
Less: Projected credit risk sharing proceeds	(1,818)	(1,690)
Net single-family credit loss sensitivity	$20,306	$20,232
Single-family loans in our portfolio and loans underlying Fannie Mae MBS	$2,768,918	$2,769,454
Single-family net credit loss sensitivity as a percentage of outstanding single-family loans in our portfolio and Fannie Mae MBS	0.73%	0.73%
__________

(1)
Represents total economic credit losses, which consist of credit losses and forgone interest. Calculations are based on 97% of our total single-family guaranty book of business as of June 30, 2012 and December 31, 2011. The mortgage loans and mortgage-related securities that are included in these estimates consist of: (a) single-family Fannie Mae MBS (whether held in our mortgage portfolio or held by third parties), excluding certain whole loan REMICs and private-label wraps; (b) single-family mortgage loans, excluding mortgages secured only by second liens, subprime mortgages, manufactured housing chattel loans and reverse mortgages; and (c) long-term standby commitments. We expect the inclusion in our estimates of the excluded products may impact the estimated sensitivities set forth in this table.

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
In this section, we summarize our segment results for the second quarter and first half of 2012 and 2011 in the tables below and provide a comparative discussion of these results. This section should be read together with our comparative discussion of our condensed consolidated results of operations in “Consolidated Results of Operations.” See “Note 10, Segment Reporting” for a reconciliation of our segment results to our condensed consolidated results.
Single-Family Business Results
Table 16 displays the financial results of our Single-Family business for the periods indicated. For a discussion on Single-Family credit risk management, including information on serious delinquency rates and loan workouts, see “Risk Management—Credit Risk Management—Single-Family Mortgage Credit Risk Management.” The primary source of revenue for our Single-Family business is guaranty fee income. Expenses and other items that impact income or loss primarily include credit-related income (expenses), net interest loss and administrative expenses.
Table 16: Single-Family Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in millions)
Net interest loss(1)	$(215)	$(680)	$465	$(594)	$(1,578)	$984
Guaranty fee income(2)(3)	1,970	1,880	90	3,881	3,751	130
Credit-related income (expenses)(4)	3,015	(5,933)	8,948	630	(17,039)	17,669
Other expenses(3)(5)	(416)	(372)	(44)	(831)	(958)	127
Income (loss) before federal income taxes	4,354	(5,105)	9,459	3,086	(15,824)	18,910
Benefit for federal income taxes	—	109	(109)	—	107	(107)
Net income (loss) attributable to Fannie Mae	$4,354	$(4,996)	$9,350	$3,086	$(15,717)	$18,803
Single-family effective guaranty fee rate (in basis points)(3)(6)	27.7	26.1		27.3	26.1
Single-family average charged guaranty fee on new acquisitions (in basis points)(3)(7)	40.3	31.6		34.2	28.0
Average single-family guaranty book of business(8)	$2,848,947	$2,886,509		$2,846,754	$2,879,369
Single-family Fannie Mae MBS issuances(9)	$175,043	$102,654		$371,798	$269,327
__________

(1)
Primarily includes: (1) the cost to reimburse the Capital Markets group for interest income not recognized for loans in our mortgage portfolio on nonaccrual status; (2) the cost to reimburse MBS trusts for interest income not recognized for loans in consolidated trusts on nonaccrual status; and (3) income from cash payments received on loans that have been placed on nonaccrual status.

(2)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income (loss).

(3)
Pursuant to the TCCA, effective April 1, 2012, we increased the guaranty fee on all single-family residential mortgages delivered to us on or after that date for securitization by 10 basis points, and the incremental revenue must be remitted to Treasury. The resulting revenue is included in guaranty fee income and the expense is included in other expenses. This increase in guaranty fee is also included in the single-family charged guaranty fee.

(4)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(5)	Consists of investment gains (losses), net, fair value losses, net, fee and other income, administrative expenses and other expenses.

(6)	Calculated based on annualized Single-Family segment guaranty fee income divided by the average single-family guaranty book of business, expressed in basis points.

(7)
Calculated based on the average contractual fee rate for our single-family guaranty arrangements entered into during the period plus the recognition of any upfront cash payments ratably over an estimated average life, expressed in basis points.

(8)
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
Single-Family business results reflected net income in the second quarter and first half of 2012 primarily due to credit-related income, compared with a net loss in the second quarter and first half of 2011 primarily due to credit-related expenses. In addition, net interest loss decreased and guaranty fee income increased in the second quarter and first half of 2012.
Single-family credit-related income represents the substantial majority of our consolidated activity. We provide a discussion of our credit-related income (expense) and credit losses in “Consolidated Results of Operations—Credit-Related (Income) Expenses.”
The decrease in net interest loss in the second quarter and first half of 2012 was primarily due to a reduction in the amount of interest income not recognized for nonaccrual mortgage loans in our condensed consolidated balance sheet as we continued to complete a high number of loan workouts and foreclosures. In addition, as loans with stronger credit profiles become a larger portion of our single-family guaranty book of business, a smaller percentage of our loans are becoming seriously delinquent.
Guaranty fee income increased in the second quarter and first half of 2012 compared with the second quarter and first half of 2011 primarily due to an increase in the amortization of risk-based fees, reflecting the impact of higher risk-based pricing associated with our more recent acquisition vintages. Additionally, as described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in our 2011 Form 10-K, in December 2011, Congress enacted the TCCA which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury, rather than retaining the incremental revenue. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization was increased by 10 basis points; accordingly, the Single-Family average charged guaranty fee increased. The resulting revenue is included in guaranty fee income, and the expense is included in other expenses. Under the terms of the TCCA, the first payment of $26 million is due to Treasury in the third quarter of 2012.
Growth in our average single-family guaranty book of business was relatively flat in the second quarter and first half of 2012 compared with the second quarter and first half of 2011, despite our continued high market share because of the decline in U.S. residential mortgage debt outstanding. Our estimated market share of new single-family mortgage-related securities issuances, which excludes previously securitized mortgages, remained high at 46% for the second quarter of 2012 and 48% for the first half of 2012.
Multifamily Business Results
Multifamily business results primarily reflect our multifamily guaranty business. Our multifamily business results also include activity relating to our low income housing tax credit (“LIHTC”) and equity investments. Although we are no longer making new LIHTC or equity investments, we continue to make contractually required contributions for our legacy investments. Activity from multifamily products is also reflected in the Capital Markets group results, which include net interest income related to multifamily loans and securities, gains and losses from the sale of multifamily Fannie Mae MBS and re-securitizations, and other miscellaneous income. Estimated net interest income earned on multifamily mortgage loans and multifamily Fannie Mae MBS in the Capital Markets group results was $215 million for the second quarter of 2012 compared with $222 million for the second quarter of 2011 and $419 million for the first half of 2012 compared with $452 million for the first half of 2011.
Table 17 displays the financial results of our Multifamily business for the periods indicated. The primary sources of revenue for our multifamily business are guaranty fee income and fee and other income. Expenses and other items that impact income or loss primarily include credit-related income (expenses) and administrative expenses.

Table 17: Multifamily Business Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in millions)
Guaranty fee income(1)	$252	$216	$36	$495	$425	$70
Fee and other income	49	57	(8)	96	115	(19)
Gains from partnership investments(2)	18	34	(16)	29	22	7
Credit-related income (expense)(3)	96	(126)	222	142	(62)	204
Other expenses(4)	(57)	(38)	(19)	(125)	(105)	(20)
Income before federal income taxes	358	143	215	637	395	242
Provision for federal income taxes	—	(56)	56	—	(61)	61
Net income attributable to Fannie Mae	$358	$87	$271	$637	$334	$303
Multifamily effective guaranty fee rate (in basis points)(5)	51.0	45.2		50.3	44.6
Multifamily credit loss performance ratio (in basis points)(6)	10.1	25.5		18.9	21.4
Average multifamily guaranty book of business(7)	$197,691	$191,039		$196,855	$190,493
Multifamily new business volumes(8)	$6,738	$5,439		$13,897	$10,463
Multifamily units financed from new business volumes	119,000	96,000		236,000	179,000
Multifamily Fannie Mae MBS issuances(9)	$7,542	$8,129		$16,393	$16,710
Multifamily Fannie Mae structured securities issuances (issued by Capital Markets group)(10)	$1,186	$1,622		$3,424	$3,022
Additional net interest income earned on Fannie Mae multifamily mortgage loans and MBS (included in Capital Markets Group’s results)(11)	$215	$222		$419	$452
Average Fannie Mae multifamily mortgage loans and MBS in Capital Markets Group’s portfolio(12)	$100,639	$112,208		$102,368	$113,272

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Multifamily serious delinquency rate	0.29%	0.59%
Percentage of multifamily guaranty book of business with credit enhancement	90%	90%
Fannie Mae percentage of total multifamily mortgage debt outstanding(13)	21.4%	21.2%
Multifamily Fannie Mae MBS outstanding(14)	$112,944	$101,574
__________

(1)	Guaranty fee income is included in fee and other income in our condensed consolidated statements of operations and comprehensive income (loss).

(2)
Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income (loss). Gains from partnership investments are reported using the equity method of accounting. As a result, net income attributable to noncontrolling interest from partnership investments is not included in income for the Multifamily segment.

(3)	Consists of the benefit (provision) for credit losses and foreclosed property income (expense).

(4)	Consists of net interest loss, investment gains, administrative expenses, and other income.

(5)	Calculated based on annualized Multifamily segment guaranty fee income divided by the average multifamily guaranty book of business, expressed in basis points.

(6)	Calculated based on the annualized Multifamily credit losses divided by the average multifamily guaranty book of business, expressed in basis points.

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

(9)
Reflects unpaid principal balance of multifamily Fannie Mae MBS issued during the period. Includes: (a) issuances of new MBS, (b) Fannie Mae portfolio securitization transactions of $817 million and $2.8 billion for the three months ended June 30, 2012 and 2011, respectively, and $2.4 billion and $6.3 billion for the six months ended June 30, 2012 and 2011, respectively, and (c) conversions of adjustable-rate loans to fixed-rate loans and discount MBS (“DMBS”) to MBS of $27 million for the three months ended June 30, 2012, and $190 million and $119 million for the six months ended June 30, 2012 and 2011, respectively. There were no conversions of adjustable-rate loans to fixed-rate loans and DMBS securities to MBS securities for the three months ended June 30, 2011.

(10)	Reflects original unpaid principal balance of out-of-portfolio multifamily structured securities issuances by our Capital Markets Group.

(11)
Interest expense estimate is based on allocated duration-matched funding costs. Net interest income was reduced by guaranty fees allocated to Multifamily from the Capital Markets Group on multifamily loans in Fannie Mae’s portfolio.

(12)	Based on unpaid principal balance.

(13)
Includes mortgage loans and Fannie Mae MBS issued and guaranteed by the Multifamily segment. Information labeled as of June 30, 2012 is as of March 31, 2012 and is based on the Federal Reserve’s March 2012 mortgage debt outstanding release, the latest date for which the Federal Reserve has estimated mortgage debt outstanding for multifamily residences. Prior period amounts have been changed to reflect revised historical data from the Federal Reserve.

(14)
Includes $30.2 billion and $28.3 billion of Fannie Mae multifamily MBS held in the mortgage portfolio, the vast majority of which have been consolidated to loans in our condensed consolidated balance sheets, as of June 30, 2012 and December 31, 2011, respectively, and $1.4 billion of bonds issued by state and local housing finance agencies as of June 30, 2012 and December 31, 2011.

Multifamily net income increased in the second quarter and first half of 2012 compared with the second quarter and first half of 2011 primarily due to an increase in guaranty fee income and credit-related income in the second quarter and first half of 2012 compared with credit-related expense in the second quarter and first half of 2011.
Guaranty fee income increased in the second quarter and first half of 2012 compared with the second quarter and first half of 2011 as we continue to acquire loans with higher guaranty fees. Our acquisitions of loans with higher guaranty fees have become a larger part of our multifamily guaranty book of business, while loans with lower guaranty fees continue to liquidate.
Multifamily credit-related income in the second quarter and first half of 2012 was primarily due to reductions to our total loss reserves resulting from an improvement in national multifamily market fundamentals. In comparison, multifamily credit-related expenses in the second quarter and first half of 2011 were primarily due to credit losses, combined with a stable allowance in the second quarter of 2011, as national improvement in the multifamily market was offset by weakness in certain local markets. Multifamily credit losses, which consist of net charge-offs and foreclosed property income (expense), were $50 million for the second quarter of 2012 compared with $122 million for the second quarter of 2011, and $186 million for the first half of 2012 compared with $204 million for the first half of 2011.
Capital Markets Group Results
Table 18 displays the financial results of our Capital Markets group for the periods indicated. Following the table we discuss the Capital Markets group’s financial results and describe the Capital Markets group’s mortgage portfolio. For a discussion of the debt issued by the Capital Markets group to fund its investment activities, see “Liquidity and Capital Management.” For a discussion of the derivative instruments that the Capital Markets group uses to manage interest rate risk, see “Consolidated Balance Sheet Analysis—Derivative Instruments” and “Risk Management—Market Risk Management, Including Interest Rate Risk Management—Derivative Instruments” in our 2011 Form 10-K and “Notes to Consolidated Financial Statements—Note 9, Derivative Instruments” in both this report and our 2011 Form 10-K. The primary sources of revenue for our Capital Markets group are net interest income and fee and other income. Expenses and other items that impact income or loss primarily include fair value gains and losses, investment gains and losses, other-than-temporary impairments, allocated guaranty fee expense and administrative expenses.

Table 18: Capital Markets Group Results

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in millions)
Net interest income (1)	$3,443	$3,867	$(424)	$6,984	$7,577	$(593)
Investment gains, net(2)	1,458	918	540	2,465	1,788	677
Net other-than-temporary impairments	(597)	(55)	(542)	(661)	(99)	(562)
Fair value losses, net(3)	(2,461)	(1,507)	(954)	(2,291)	(1,289)	(1,002)
Fee and other income	186	109	77	366	184	182
Other expenses(4)	(556)	(560)	4	(1,086)	(1,113)	27
Income before federal income taxes	1,473	2,772	(1,299)	5,777	7,048	(1,271)
Benefit for federal income taxes	—	40	(40)	—	45	(45)
Net income attributable to Fannie Mae	$1,473	$2,812	$(1,339)	$5,777	$7,093	$(1,316)
__________

(1)
Includes contractual interest income, excluding recoveries, on nonaccrual loans received from the Single-Family segment of $1.3 billion and $1.5 billion for the three months ended June 30, 2012 and 2011, respectively, and $2.7 billion and $3.5 billion for the six months ended June 30, 2012 and 2011, respectively. The Capital Markets group’s net interest income is reported based on the mortgage-related assets held in the segment’s portfolio and excludes interest income on mortgage-related assets held by consolidated MBS trusts that are owned by third parties and the interest expense on the corresponding debt of such trusts.

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

The Capital Markets group’s results reflected a decrease in net income in the second quarter and first half of 2012 compared with the second quarter and first half of 2011 primarily due to a decrease in net interest income and an increase in net other-than-temporary impairments and fair value losses, partially offset by an increase in investment gains.
Net interest income decreased in the second quarter and first half of 2012 primarily due to a decrease in the balance of mortgage-related securities and lower interest rates on loans in our mortgage portfolio. This decrease in interest income on our interest-earning assets was partially offset by a decline in interest expense due to lower funding needs and lower borrowing rates, which allowed us to continue to replace higher-cost debt with lower-cost debt.
Our net interest income and net interest yield were higher than they would have otherwise been in the second quarter and first half of 2012 and 2011 because our debt funding needs were lower than would otherwise have been required as a result of funds we have received from Treasury to date under the senior preferred stock purchase agreement and dividends paid to Treasury are not recognized as interest expense.
We supplement our issuance of debt securities with derivative instruments to further reduce duration risk, which includes prepayment risk. The effect of these derivatives, in particular the periodic net interest expense accruals on interest rate swaps, is not reflected in the Capital Markets group’s net interest income but is included in our results as a component of “Fair value losses, net” and is displayed in “Table 10: Fair Value Losses, Net.” If we had included the economic impact of adding the net contractual interest accruals on our interest rate swaps in our Capital Markets group’s interest expense, the Capital Markets group’s net interest income would have decreased by $391 million in the second quarter of 2012 compared with a decrease of $658 million in the second quarter of 2011, and would have decreased by $765 million for the first half of 2012 compared with a decrease of $1.3 billion for the first half of 2011.
The net other-than-temporary impairments recognized by the Capital Markets group during the second quarter and first half of 2012 are consistent with our condensed consolidated results of operations as described in “Consolidated Results of Operations—Other-Than-Temporary Impairment of Investment Securities.” In addition, see “Note 5, Investments in Securities” for information on our other-than-temporary impairments by major security type and primary drivers for other-than-temporary impairments recorded in the second quarter and first half of 2012.

Fair value losses increased in the second quarter and first half of 2012 primarily due to an increase in derivative fair value losses. The derivatives fair value losses that are reported for the Capital Markets group are consistent with the losses reported in our condensed consolidated results of operations. We discuss our derivatives fair value losses in “Consolidated Results of Operations—Fair Value Losses, Net.”
Investment gains increased in the second quarter and first half of 2012 compared with the second quarter and first half of 2011 due to a higher volume of securitizations.
The Capital Markets Group’s Mortgage Portfolio
The Capital Markets group’s mortgage portfolio consists of mortgage loans and mortgage-related securities that we own. Mortgage-related securities held by the Capital Markets group include Fannie Mae MBS and non-Fannie Mae mortgage-related securities. The Fannie Mae MBS that we own are maintained as securities on the Capital Markets group’s balance sheet. Mortgage-related assets held by consolidated MBS trusts are not included in the Capital Markets group’s mortgage portfolio.
The amount of mortgage assets that we may own is restricted by our senior preferred stock purchase agreement with Treasury. By December 31 of each year, we are required to reduce our mortgage assets to 90% of the maximum allowable amount that we were permitted to own as of December 31 of the immediately preceding calendar year, until the amount of our mortgage assets reaches $250 billion. The maximum allowable amount of mortgage assets we may own was reduced to $729 billion as of December 31, 2011 and will be reduced to $656.1 billion as of December 31, 2012. As of June 30, 2012, we owned $672.8 billion in mortgage assets, compared with $708.4 billion as of December 31, 2011.
Table 19 displays our Capital Markets group’s mortgage portfolio activity for the periods indicated.
Table 19: Capital Markets Group’s Mortgage Portfolio Activity(1)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Mortgage loans:
Beginning balance	$394,777	$421,856	$398,271	$427,074
Purchases	55,760	28,290	109,685	66,364
Securitizations (2)	(44,521)	(22,559)	(82,893)	(46,542)
Liquidations (3)	(19,212)	(22,170)	(38,259)	(41,479)
Mortgage loans, ending balance	386,804	405,417	386,804	405,417

Mortgage securities:
Beginning balance	296,886	335,762	310,143	361,697
Purchases (4)	5,520	4,533	10,491	9,623
Securitizations (2)	44,521	22,559	82,893	46,542
Sales	(45,249)	(21,635)	(86,495)	(57,061)
Liquidations (3)	(15,696)	(14,835)	(31,050)	(34,417)
Mortgage securities, ending balance	285,982	326,384	285,982	326,384
Total Capital Markets mortgage portfolio	$672,786	$731,801	$672,786	$731,801
__________

(1)	Based on unpaid principal balance.

(2)	Includes portfolio securitization transactions that do not qualify for sale treatment under GAAP.

(3)	Includes scheduled repayments, prepayments, foreclosures and lender repurchases.

(4)	Includes purchases of Fannie Mae MBS issued by consolidated trusts.
Table 20 displays the composition of the Capital Markets group’s mortgage portfolio as of June 30, 2012 and December 31, 2011.

Table 20: Capital Markets Group’s Mortgage Portfolio Composition(1)

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Capital Markets group’s mortgage loans:
Single-family loans:
Government insured or guaranteed	$41,300	$41,555
Conventional:
Long-term, fixed-rate	245,314	245,810
Intermediate-term, fixed-rate	10,037	10,289
Adjustable-rate	20,589	23,490
Total single-family conventional	275,940	279,589
Total single-family loans	317,240	321,144
Multifamily loans:
Government insured or guaranteed	336	362
Conventional:
Long-term, fixed-rate	3,459	3,629
Intermediate-term, fixed-rate	52,747	58,885
Adjustable-rate	13,022	14,251
Total multifamily conventional	69,228	76,765
Total multifamily loans	69,564	77,127
Total Capital Markets group’s mortgage loans	386,804	398,271
Capital Markets group’s mortgage-related securities:
Fannie Mae	201,911	220,061
Freddie Mac	12,954	14,509
Ginnie Mae	976	1,043
Alt-A private-label securities	18,392	19,670
Subprime private-label securities	15,796	16,538
CMBS	21,927	23,226
Mortgage revenue bonds	10,012	10,899
Other mortgage-related securities	4,014	4,197
Total Capital Markets group’s mortgage-related securities(2)	285,982	310,143
Total Capital Markets group’s mortgage portfolio	$672,786	$708,414
__________

(1)	Based on unpaid principal balance.

(2)	The fair value of these mortgage-related securities was $293.1 billion and $316.5 billion as of June 30, 2012 and December 31, 2011, respectively.
The Capital Markets group’s mortgage portfolio decreased as of June 30, 2012 compared with December 31, 2011 primarily due to liquidations, partially offset by purchases of delinquent loans from MBS trusts. The total unpaid principal balance of nonperforming loans in the Capital Markets group’s mortgage portfolio was $233.9 billion as of June 30, 2012 and $236.2 billion as of December 31, 2011. This population includes loans that have been modified and have been classified as TDRs, as well as unmodified delinquent loans that are on nonaccrual status in our condensed consolidated financial statements.
We expect to continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement. We purchased approximately 152,600 delinquent loans with an unpaid principal balance of $25.5 billion from our single-family MBS trusts in the first half of 2012. As of June 30, 2012, the total unpaid principal balance of all loans in single-family MBS trusts that were delinquent as to four or more consecutive monthly payments was $4.0 billion.

CONSOLIDATED BALANCE SHEET ANALYSIS
This section provides a discussion of our condensed consolidated balance sheets as of the dates indicated and should be read together with our condensed consolidated financial statements, including the accompanying notes.
Table 21 displays a summary of our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.
Table 21: Summary of Condensed Consolidated Balance Sheets

	As of
	June 30, 2012	December 31, 2011	Variance
	(Dollars in millions)
Assets
Cash and cash equivalents and federal funds sold and securities purchased under agreements to resell or similar arrangements	$48,728	$63,539	$(14,811)
Restricted cash	55,985	50,797	5,188
Investments in securities (1)	120,629	151,780	(31,151)
Mortgage loans:
Of Fannie Mae	370,043	380,379	(10,336)
Of consolidated trusts	2,616,574	2,590,398	26,176
Allowance for loan losses	(63,375)	(72,156)	8,781
Mortgage loans, net of allowance for loan losses	2,923,242	2,898,621	24,621
Other assets(2)	47,036	46,747	289
Total assets	$3,195,620	$3,211,484	$(15,864)
Liabilities and equity (deficit)
Debt:
Of Fannie Mae	$659,389	$732,444	$(73,055)
Of consolidated trusts	2,504,499	2,457,428	47,071
Other liabilities (3)	28,962	26,183	2,779
Total liabilities	3,192,850	3,216,055	(23,205)
Senior preferred stock	117,149	112,578	4,571
Other deficit (4)	(114,379)	(117,149)	2,770
Total equity (deficit)	2,770	(4,571)	7,341
Total liabilities and equity (deficit)	$3,195,620	$3,211,484	$(15,864)
__________

(1)
Includes $27.6 billion as of June 30, 2012 and $49.8 billion as of December 31, 2011 of non-mortgage-related securities that are included in our other investments portfolio, which we present in “Table 31: Cash and Other Investments Portfolio.”

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

Restricted Cash
Restricted cash primarily includes unscheduled borrower payments received by the servicer or consolidated trusts due to be remitted to the MBS certificateholders in the subsequent month. Our restricted cash increased as of June 30, 2012 compared with the balance as of December 31, 2011 primarily due to an increase in refinance activity, resulting in an increase in unscheduled payments received.
Investments in Mortgage-Related Securities
Our investments in mortgage-related securities are classified in our condensed consolidated balance sheets as either trading or available-for-sale and are measured at fair value. Unrealized and realized gains and losses on trading securities are included as a component of “Fair value losses, net” and unrealized gains and losses on available-for-sale securities are included in “Other comprehensive income (loss)” in our condensed consolidated statements of operations and comprehensive income (loss). Realized gains and losses on available-for-sale securities are recognized when securities are sold in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income (loss). See “Note 5, Investments in Securities” for additional information on our investments in mortgage-related securities, including the composition of our trading and available-for-sale securities at amortized cost and fair value and the gross unrealized gains and losses related to our available-for-sale securities as of June 30, 2012 and December 31, 2011.
Table 22 displays the fair value of our investments in mortgage-related securities, including trading and available-for-sale securities, as of the dates indicated.
Table 22: Summary of Mortgage-Related Securities at Fair Value

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$20,007	$24,274
Freddie Mac	13,957	15,555
Ginnie Mae	1,111	1,189
Alt-A private-label securities	12,479	13,032
Subprime private-label securities	8,456	8,866
CMBS	23,598	24,437
Mortgage revenue bonds	10,046	10,978
Other mortgage-related securities	3,374	3,601
Total	$93,028	$101,932

Investments in Private-Label Mortgage-Related Securities
We classify private-label securities as Alt-A, subprime, multifamily or manufactured housing if the securities were labeled as such when issued. We have also invested in private-label subprime mortgage-related securities that we have resecuritized to include our guaranty (“wraps”).
The continued negative impact of the current economic environment, including sustained weakness in the housing market and high unemployment, has adversely affected the performance of our Alt-A and subprime private-label securities. The unpaid principal balance of our investments in Alt-A and subprime securities was $34.2 billion as of June 30, 2012, of which $29.8 billion was rated below investment grade. Table 23 displays the unpaid principal balance and the fair value of our investments in Alt-A and subprime private-label securities along with an analysis of the cumulative losses on these investments as of June 30, 2012. We had realized actual cumulative principal shortfalls of approximately 7% as of June 30, 2012 and 6% as of December 31, 2011 of the total cumulative credit losses reported in this table and reflected in our condensed consolidated financial statements.

Table 23: Analysis of Losses on Alt-A and Subprime Private-Label Mortgage-Related Securities

	As of June 30, 2012
	Unpaid		Total
	Principal	Fair	Cumulative	Noncredit	Credit
	Balance	Value	Losses (1)	Component (2)	Component (3)
	(Dollars in millions)
Trading securities: (4)
Alt-A private-label securities	$2,523	$1,296	$(1,188)	$(17)	$(1,171)
Subprime private-label securities	2,516	1,226	(1,289)	(381)	(908)
Total	5,039	2,522	(2,477)	(398)	(2,079)
Available-for-sale securities: (4)
Alt-A private-label securities	15,869	11,183	(5,330)	(1,004)	(4,326)
Subprime private-label securities	13,280	7,230	(6,089)	(1,465)	(4,624)
Total	29,149	18,413	(11,419)	(2,469)	(8,950)
Grand Total	$34,188	20,935	$(13,896)	$(2,867)	$(11,029)
__________

(1)	Amounts reflect the difference between the fair value and unpaid principal balance net of unamortized premiums, discounts and certain other cost basis adjustments.

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
Table 24 displays the 60 days or more delinquency rates and average loss severities for the loans underlying our Alt-A and subprime private-label mortgage-related securities for the most recent remittance period of the current reporting quarter. The delinquency rates and average loss severities are based on available data provided by Intex Solutions, Inc. (“Intex”) and CoreLogic, LoanPerformance (“CoreLogic”). We also present the average credit enhancement and monoline financial guaranteed amount for these securities as of June 30, 2012. Based on the stressed condition of our non-governmental financial guarantors, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Financial Guarantors” in this report and in our 2011 Form 10-K for additional information on our financial guarantor exposure and the counterparty risk associated with our financial guarantors.

Table 24: Credit Statistics of Loans Underlying Alt-A and Subprime Private-Label Mortgage-Related Securities (Including Wraps)

	As of June 30, 2012
							Monoline
	Unpaid Principal Balance				Average		Financial
		Available-		≥ 60 Days	Loss	Average Credit	Guaranteed
	Trading	for-Sale	Wraps (1)	Delinquent(2)(3)	Severity(3)(4)	Enhancement(3)(5)	Amount (6)
	(Dollars in millions)
Private-label mortgage-related securities backed by: (7)
Alt-A mortgage loans:
Option ARM Alt-A mortgage loans:
2004 and prior	$—	$460	$—	29.8%	60.0%	13.6%	$—
2005	—	1,235	—	39.1	57.9	36.0	228
2006	—	1,084	—	41.2	66.3	22.5	69
2007	1,741	—	—	44.0	67.4	51.5	551
Other Alt-A mortgage loans:
2004 and prior	—	5,667	—	10.2	50.9	12.3	12
2005	80	3,787	104	21.1	58.2	5.0	—
2006	56	3,528	—	25.1	62.3	0.3	—
2007	646	—	150	38.1	70.1	32.8	255
2008	—	108	—	27.8	67.0	24.4	—
Total Alt-A mortgage loans	2,523	15,869	254				1,115
Subprime mortgage loans:
2004 and prior	—	1,518	922	21.8	75.6	60.5	578
2005	—	155	1,166	38.5	77.3	56.8	221
2006	—	11,025	—	44.8	77.4	15.6	52
2007	2,516	582	5,216	44.9	77.4	19.8	169
Total subprime mortgage loans	2,516	13,280	7,304				1,020
Total Alt-A and subprime mortgage loans	$5,039	$29,149	$7,558				$2,135
__________

(1)	Represents our exposure to private-label Alt-A and subprime mortgage-related securities that have been resecuritized (or wrapped) to include our guarantee.

(2)
Delinquency data provided by Intex, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The reported Intex delinquency data reflect information from June 2012 remittances for May 2012 payments. For consistency purposes, we have adjusted the Intex delinquency data, where appropriate, to include all foreclosures, all REO and loans that were in bankruptcy and 60 or more days delinquent.

(3)
The average delinquency, severity and credit enhancement metrics are calculated for each loan pool associated with securities where Fannie Mae has exposure and are weighted based on the unpaid principal balance of those securities.

(4)
Severity data obtained from CoreLogic, where available, for loans backing Alt-A and subprime private-label mortgage-related securities that we own or guarantee. The CoreLogic severity data reflect information from June 2012 remittances for May 2012 payments. For consistency purposes, we have adjusted the severity data, where appropriate.

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

Mortgage Loans
The increase in mortgage loans, net of the allowance for loan losses, in the first half of 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs. For additional information on our mortgage loans, see “Note 3, Mortgage Loans.” For additional information on the mortgage loan purchase and sale activities reported by our Capital Markets group, see “Business Segment Results—Capital Markets Group Results.”
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
Debt of consolidated trusts represents the amount of Fannie Mae MBS issued from consolidated trusts and held by third-party certificateholders. The increase in debt of consolidated trusts in the first half of 2012 was primarily driven by securitization activity from our lender swap and portfolio securitization programs.

SUPPLEMENTAL NON-GAAP INFORMATION—FAIR VALUE BALANCE SHEETS
As part of our disclosure requirements with FHFA, we disclose on a quarterly basis supplemental non-GAAP consolidated fair value balance sheets, which reflect our assets and liabilities at estimated fair value.
Table 25 summarizes changes in our stockholders’ equity (deficit) reported in our GAAP condensed consolidated balance sheets and in the estimated fair value of our net assets in our non-GAAP consolidated fair value balance sheets for the six months ended June 30, 2012. The estimated fair value of our net assets is calculated based on the difference between the fair value of our assets and the fair value of our liabilities, adjusted for noncontrolling interests. We use various valuation techniques to estimate fair value, some of which incorporate internal assumptions that are subjective and involve a high degree of management judgment. We describe the specific valuation techniques used to determine fair value and disclose the carrying value and fair value of our financial assets and liabilities in “Note 12, Fair Value.”
Table 25: Comparative Measures—GAAP Change in Stockholders’ Equity (Deficit) and Non-GAAP Change in Fair Value of Net Assets (Net of Tax Effect)

For the Six Months Ended June 30, 2012
(Dollars in millions)

GAAP consolidated balance sheets:
Fannie Mae stockholders’ deficit as of December 31, 2011(1)	$(4,624)
Total comprehensive income	8,527
Capital transactions:(2)
Funds received from Treasury under the senior preferred stock purchase agreement	4,571
Senior preferred stock dividends	(5,750)
Capital transactions, net	(1,179)
Other	(4)
Fannie Mae stockholders’ equity as of June 30, 2012(1)	$2,720

Non-GAAP consolidated fair value balance sheets:
Estimated fair value of net assets as of December 31, 2011	$(127,848)
Capital transactions, net	(1,179)
Change in estimated fair value of net assets, excluding capital transactions	4,950
Increase in estimated fair value of net assets, net	3,771
Estimated fair value of net assets as of June 30, 2012	$(124,077)

__________

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
During the first half of 2012, the estimated fair value of our net assets, excluding capital transactions, increased by $5.0 billion. This increase was driven by a $16.5 billion improvement in fair value of our net assets primarily attributable to higher actual home prices experienced in the second quarter of 2012, which lowered the expected losses on our guaranty book of business and improved mark-to-market loan-to-property values, resulting in an increase in the fair value of our mortgage loans.
The increase in fair value from higher actual home prices was partially offset by a decrease in fair value of $11.5 billion primarily attributable to a change in the definition of principal market for certain of our loans as a result of the adoption of ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, during the first half of 2012.
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
Supplemental Non-GAAP Consolidated Fair Value Balance Sheets
We display our non-GAAP fair value balance sheets as of the dates indicated in Table 26.

Table 26: Supplemental Non-GAAP Consolidated Fair Value Balance Sheets

	As of June 30, 2012						As of December 31, 2011
	GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value		GAAP Carrying Value		Fair Value Adjustment(1)		Estimated Fair Value
	(Dollars in millions)
Assets:
Cash and cash equivalents	$80,713		$—		$80,713		$68,336		$—		$68,336
Federal funds sold and securities purchased under agreements to resell or similar arrangements	24,000		—		24,000		46,000		—		46,000
Trading securities	50,935		—		50,935		74,198		—		74,198
Available-for-sale securities	69,694		—		69,694		77,582		—		77,582
Mortgage loans:
Mortgage loans held for sale	455		12		467		311		14		325
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	317,578		(50,817)		266,761		322,825		(27,829)		294,996
Of consolidated trusts	2,605,209		93,600	(2)	2,698,809	(3)	2,575,485		76,540	(2)	2,652,025	(3)
Total mortgage loans	2,923,242		42,795		2,966,037	(4)	2,898,621		48,725		2,947,346	(4)
Advances to lenders	7,343		(90)		7,253	(5) (6)	5,538		(118)		5,420	(5) (6)
Derivative assets at fair value	602		—		602	(5) (6)	561		—		561	(5) (6)
Guaranty assets and buy-ups, net	474		392		866	(5) (6)	503		398		901	(5) (6)
Total financial assets	3,157,003		43,097		3,200,100	(7)	3,171,339		49,005		3,220,344	(7)
Credit enhancements	451		2,094		2,545	(5) (6)	455		2,550		3,005	(5) (6)
Other assets	38,166		(253)		37,913	(5) (6)	39,690		(258)		39,432	(5) (6)
Total assets	$3,195,620		$44,938		$3,240,558		$3,211,484		$51,297		$3,262,781

Liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$153		$—		$153		$—		$—		$—
Short-term debt:
Of Fannie Mae	92,906		11		92,917		146,752		30		146,782
Of consolidated trusts	3,908		—		3,908		4,973		—		4,973
Long-term debt:
Of Fannie Mae	566,483	(8)	27,082		593,565		585,692	(8)	28,291		613,983
Of consolidated trusts	2,500,591	(8)	142,607	(2)	2,643,198		2,452,455	(8)	144,202	(2)	2,596,657
Derivative liabilities at fair value	919		—		919	(9)(10)	916		—		916	(9)(10)
Guaranty obligations	758		2,785		3,543	(9)(10)	811		3,133		3,944	(9)(10)
Total financial liabilities	3,165,718		172,485		3,338,203	(7)	3,191,599		175,656		3,367,255	(7)
Other liabilities	27,132		(750)		26,382	(9)(10)	24,456		(1,135)		23,321	(9)(10)
Total liabilities	3,192,850		171,735		3,364,585		3,216,055		174,521		3,390,576
Equity (deficit):
Fannie Mae stockholders’ equity (deficit):
Senior preferred(11)	117,149		—		117,149		112,578		—		112,578
Preferred	19,130		(18,062)		1,068		19,130		(18,163)		967
Common	(133,559)		(108,735)		(242,294)		(136,332)		(105,061)		(241,393)
Total Fannie Mae stockholders’ equity (deficit)/non-GAAP fair value of net assets	$2,720		$(126,797)		$(124,077)		$(4,624)		$(123,224)		$(127,848)
Noncontrolling interest	50		—		50		53		—		53
Total equity (deficit)	2,770		(126,797)		(124,027)		(4,571)		(123,224)		(127,795)
Total liabilities and equity (deficit)	$3,195,620		$44,938		$3,240,558		$3,211,484		$51,297		$3,262,781

__________
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

(3)
Includes certain mortgage loans that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $5.2 billion and $3.6 billion as of June 30, 2012 and December 31, 2011, respectively.

(4)
Performing loans had a fair value of $2.9 trillion and an unpaid principal balance of $2.8 trillion as of June 30, 2012 compared with a fair value of $2.8 trillion and an unpaid principal balance of $2.7 trillion as of December 31, 2011. Nonperforming loans, which for the purposes of our non-GAAP fair value balance sheets consists of loans that are delinquent by one or more payments, had a fair value of $107.3 billion and an unpaid principal balance of $203.8 billion as of June 30, 2012 compared with a fair value of $128.9 billion and an unpaid principal balance of $226.5 billion as of December 31, 2011. See “Note 12, Fair Value” for additional information on valuation techniques for performing and nonperforming loans.

(5)
The following line items: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; (d) Credit enhancements; and (e) Other assets, together consist of the following assets presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest receivable, net; (b) Acquired property, net; and (c) Other assets.

(6)
“Other assets” include the following GAAP condensed consolidated balance sheets line items: (a) Accrued interest receivable, net and (b) Acquired property, net. The carrying value of these items in our GAAP condensed consolidated balance sheets totaled $20.1 billion and $21.4 billion as of June 30, 2012 and December 31, 2011, respectively. “Other assets” in our GAAP condensed consolidated balance sheets include the following: (a) Advances to lenders; (b) Derivative assets at fair value; (c) Guaranty assets and buy-ups, net; and (d) Credit enhancements. The carrying value of these items totaled $8.9 billion and $7.1 billion as of June 30, 2012 and December 31, 2011, respectively.

(7)	We estimated the fair value of these financial instruments in accordance with the fair value accounting guidance as described in “Note 12, Fair Value.”

(8)
Includes certain long-term debt instruments that we elected to report at fair value in our GAAP condensed consolidated balance sheets of $5.4 billion and $4.8 billion as of June 30, 2012 and December 31, 2011, respectively.

(9)
The following line items: (a) Derivative liabilities at fair value; (b) Guaranty obligations; and (c) Other liabilities, consist of the following liabilities presented in our GAAP condensed consolidated balance sheets: (a) Accrued interest payable and (b) Other liabilities.

(10)
“Other liabilities” include Accrued interest payable in our GAAP condensed consolidated balance sheets. The carrying value of this item in our GAAP condensed consolidated balance sheets totaled $11.9 billion and $12.6 billion as of June 30, 2012 and December 31, 2011, respectively. We assume that certain other liabilities, such as deferred revenues, have no fair value. Although we report the “Reserve for guaranty losses” as part of “Other liabilities” in our GAAP condensed consolidated balance sheets, it is incorporated into and reported as part of the fair value of our guaranty obligations in our non-GAAP supplemental consolidated fair value balance sheets. “Other liabilities” in our GAAP condensed consolidated balance sheets include the following: (a) Derivative liabilities at fair value and (b) Guaranty obligations. The carrying value of these items totaled $1.7 billion as of June 30, 2012 and December 31, 2011.

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
One of our liquidity management policies requires that we maintain a minimum threshold of Treasury securities and/or cash deposits with the Federal Reserve Bank of New York. Effective August 2012, this minimum threshold represents 50% of our average projected 30-day cash needs over the previous three months. Prior to this change, this minimum threshold was 50% of the average of the previous three month-end balances of our cash and other investments portfolio.
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
Fannie Mae Debt Funding Activity
Table 27 displays the activity in debt of Fannie Mae for the periods indicated. This activity excludes the debt of consolidated trusts and intraday loans. The reported amounts of debt issued and paid off during the period represent the face amount of the debt at issuance and redemption, respectively. Activity for short-term debt of Fannie Mae relates to borrowings with an original contractual maturity of one year or less while activity for long-term debt of Fannie Mae relates to borrowings with an original contractual maturity of greater than one year.

Table 27: Activity in Debt of Fannie Mae

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Issued during the period:
Short-term:
Amount	$54,011	$140,051	$99,605	$228,252
Weighted-average interest rate	0.13%	0.12%	0.12%	0.13%
Long-term:
Amount	$65,481	$29,687	$124,945	$81,424
Weighted-average interest rate	1.24%	2.38%	1.34%	2.22%
Total issued:
Amount	$119,492	$169,738	$224,550	$309,676
Weighted-average interest rate	0.74%	0.51%	0.80%	0.68%
Paid off during the period: (1)
Short-term:
Amount	$71,812	$125,171	$153,318	$218,202
Weighted-average interest rate	0.10%	0.22%	0.11%	0.24%
Long-term:
Amount	$74,925	$82,721	$146,235	$149,578
Weighted-average interest rate	2.61%	2.82%	2.56%	2.82%
Total paid off:
Amount	$146,737	$207,892	$299,553	$367,780
Weighted-average interest rate	1.38%	1.26%	1.31%	1.29%
__________

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls and payments for any other repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Overall debt funding activity decreased in the second quarter and first half of 2012 compared with the second quarter and first half of 2011. This decrease was primarily due to a decrease in our short-term debt activity as we redeemed more short-term debt than was issued during the quarter. The decrease in short-term debt activity was partially offset by an increase in long-term debt funding activity in the second quarter and first half of 2012. As interest rates declined in the second quarter and first half of 2012, we issued long-term debt with lower interest rates to replace redemptions of long-term debt with higher interest rates. Our debt funding activity is likely to continue to decline in future periods as the size of our mortgage portfolio decreases.
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
As of June 30, 2012, our outstanding short-term debt, based on its original contractual maturity, as a percentage of our total outstanding debt decreased to 14% from 20% as of December 31, 2011. For information on our outstanding debt maturing within one year, including the current portion of our long-term debt, as a percentage of our total debt, see “Maturity Profile of Outstanding Debt of Fannie Mae.” In addition, the weighted-average interest rate on our long-term debt, based on its original contractual maturity, decreased to 2.19% as of June 30, 2012 from 2.42% as of December 31, 2011.
Pursuant to the terms of the senior preferred stock purchase agreement, we are prohibited from issuing debt without the prior consent of Treasury if it would result in our aggregate indebtedness exceeding our outstanding debt limit, which is 120% of the amount of mortgage assets we were allowed to own on December 31 of the immediately preceding calendar year. Our debt limit under the senior preferred stock purchase agreement was reduced to $874.8 billion in 2012. As of June 30, 2012, our aggregate indebtedness totaled $667.0 billion, which was $207.8 billion below our debt limit. The calculation of our indebtedness for purposes of complying with our debt limit reflects the unpaid principal balance and excludes debt basis adjustments and debt of consolidated trusts. Because of our debt limit, we may be restricted in the amount of debt we issue to fund our operations.
Table 28 displays information as of the dates indicated on our outstanding short-term and long-term debt based on its original contractual terms.

Table 28: Outstanding Short-Term Borrowings and Long-Term Debt(1)

	As of
	June 30, 2012			December 31, 2011
	Maturities	Outstanding	Weighted- Average Interest Rate	Maturities	Outstanding	Weighted- Average Interest Rate
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase (2)	—	$153	—%	—	$—	—%

Short-term debt:
Fixed-rate:
Discount notes	—	$92,424	0.14%	—	$146,301	0.13%
Foreign exchange discount notes	—	482	1.91	—	371	1.88
Other (3)	—	—	—	—	80	0.04
Total short-term debt of Fannie Mae (4)		92,906	0.15		146,752	0.13
Debt of consolidated trusts	—	3,908	0.17	—	4,973	0.09
Total short-term debt		$96,814	0.15%		$151,725	0.13%
Long-term debt:
Senior fixed:
Benchmark notes and bonds	2012 - 2030	$267,347	2.63%	2012 - 2030	$277,146	2.81%
Medium-term notes (5)	2012 - 2022	172,877	1.40	2012 - 2021	176,886	1.61
Foreign exchange notes and bonds	2021 - 2028	669	5.27	2021 - 2028	662	5.44
Other(6)(7)	2012 - 2040	39,848	5.27	2012 - 2040	50,912	5.29
Total senior fixed		480,741	2.41		505,606	2.64
Senior floating:
Medium-term notes (5)	2012 - 2019	77,026	0.31	2012 - 2016	71,855	0.32
Other(6)(7)	2020 - 2037	377	8.63	2020 - 2037	420	8.01
Total senior floating		77,403	0.34		72,275	0.35
Subordinated fixed-rate:
Qualifying subordinated (8)	2012 - 2014	4,894	5.08	2012 - 2014	4,894	5.08
Subordinated debentures	2019	3,054	9.91	2019	2,917	9.91
Total subordinated fixed-rate		7,948	6.94		7,811	6.88
Secured borrowings (9)	2021 - 2022	391	1.87	—	—	—
Total long-term debt of Fannie Mae (10)		566,483	2.19		585,692	2.42
Debt of consolidated trusts (7)	2012 - 2052	2,500,591	3.93	2012 - 2051	2,452,455	4.18
Total long-term debt		$3,067,074	3.61%		$3,038,147	3.84%
Outstanding callable debt of Fannie Mae (11)		$174,028	1.76%		$187,937	2.17%
__________

(1)
Outstanding debt amounts and weighted-average interest rates reported in this table include the effect of unamortized discounts, premiums and other cost basis adjustments. Reported amounts include fair value gains and losses associated with debt that we elected to carry at fair value. The unpaid principal balance of outstanding debt of Fannie Mae, which excludes unamortized discounts, premiums and other cost basis adjustments, and debt of consolidated trusts, totaled $666.6 billion and $741.6 billion as of June 30, 2012 and December 31, 2011, respectively.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

(3)	Includes foreign exchange discount notes denominated in U.S. dollars.

(4)
Short-term debt of Fannie Mae consists of borrowings with an original contractual maturity of one year or less and, therefore, does not include the current portion of long-term debt. Reported amounts include a net discount and other cost basis adjustments of $30 million and $53 million as of June 30, 2012 and December 31, 2011, respectively.

(5)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(6)	Includes long-term debt that is not included in other debt categories.

(7)	Includes a portion of structured debt instruments that is reported at fair value.

(8)	Consists of subordinated debt with an interest deferral feature.

(9)	Represents remaining liability for transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(10)
Long-term debt of Fannie Mae consists of borrowings with an original contractual maturity of greater than one year. Reported amounts include the current portion of long-term debt that is due within one year, which totaled $137.8 billion and $134.3 billion as of June 30, 2012 and December 31, 2011, respectively. Reported amounts also include unamortized discounts, premiums and other cost basis adjustments of $7.5 billion and $9.2 billion as of June 30, 2012 and December 31, 2011, respectively. The unpaid principal balance of long-term debt of Fannie Mae, which excludes unamortized discounts, premiums, fair value adjustments and other cost basis adjustments and amounts related to debt of consolidated trusts, totaled $573.9 billion and $594.8 billion as of June 30, 2012 and December 31, 2011, respectively.

(11)
Consists of long-term callable debt of Fannie Mae that can be paid off in whole or in part at our option or the option of the investor at any time on or after a specified date. Includes the unpaid principal balance, and excludes unamortized discounts, premiums and other cost basis adjustments.

Maturity Profile of Outstanding Debt of Fannie Mae
Table 29 displays the maturity profile, as of June 30, 2012, of our outstanding debt maturing within one year, by month, including amounts we have announced for early redemption. Our outstanding debt maturing within one year, including the current portion of our long-term debt, decreased as a percentage of our total outstanding debt, excluding debt of consolidated trusts, to 35% as of June 30, 2012, compared with 38% as of December 31, 2011. The weighted-average maturity of our outstanding debt that is maturing within one year was 123 days as of June 30, 2012, compared with 158 days as of December 31, 2011.
Table 29: Maturity Profile of Outstanding Debt of Fannie Mae Maturing Within One Year(1)
__________

(1)
Includes unamortized discounts, premiums and other cost basis adjustments of $73 million as of June 30, 2012. Excludes debt of consolidated trusts maturing within one year of $6.5 billion as of June 30, 2012.

Table 30 displays the maturity profile, as of June 30, 2012, of the portion of our long-term debt that matures in more than one year, on a quarterly basis for one year and on an annual basis thereafter, excluding amounts we have announced for early redemption within one year. The weighted-average maturity of our outstanding debt maturing in more than one year was approximately 56 months as of June 30, 2012 and approximately 59 months as of December 31, 2011.

Table 30: Maturity Profile of Outstanding Debt of Fannie Mae Maturing in More Than One Year(1)
__________

(1)	Includes unamortized discounts, premiums and other cost basis adjustments of $7.5 billion as of June 30, 2012. Excludes debt of consolidated trusts of $2.5 trillion as of June 30, 2012.
We intend to repay our short-term and long-term debt obligations as they become due primarily through proceeds from the issuance of additional debt securities.
Cash and Other Investments Portfolio
Table 31 displays information on the composition of our cash and other investments portfolio as of the dates indicated.
Table 31: Cash and Other Investments Portfolio

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Cash and cash equivalents	$24,728	$17,539
Federal funds sold and securities purchased under agreements to resell or similar arrangements	24,000	46,000
Non-mortgage-related securities:
U.S. Treasury securities (1)	27,064	47,737
Asset-backed securities (2)	537	2,111
Total non-mortgage-related securities	27,601	49,848
Total cash and other investments	$76,329	$113,387
__________

(1)
Excludes $7.7 billion and $600 million of U.S. Treasury securities which are a component of cash equivalents as of June 30, 2012 and December 31, 2011, respectively, as these securities had a maturity at the date of acquisition of three months or less.

(2)	Includes securities primarily backed by credit cards loans and student loans.
Our cash and other investments portfolio decreased from December 31, 2011 to June 30, 2012. The balance of our cash and other investments portfolio fluctuates based on changes in our cash flows, overall liquidity in the fixed income markets and our liquidity risk management policies and practices. See “Risk Management—Credit Risk Management—Institutional Counterparty Credit Risk Management—Issuers of Investments Held in our Cash and Other Investments Portfolio” for additional information on the risks associated with the assets in our cash and other investments portfolio.
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
Table 32 displays the credit ratings issued by the three major credit rating agencies as of August 1, 2012.
Table 32: Fannie Mae Credit Ratings

As of August 1, 2012
	S&P	Moody’s	Fitch
Long-term senior debt	AA+	Aaa	AAA
Short-term senior debt	A-1+	P-1	F1+
Qualifying subordinated debt	A	Aa2	AA-
Preferred stock	C	Ca	C/RR6
Bank financial strength rating	—	E+	—
Outlook	Negative	Negative	Negative
	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for Long Term Senior Debt and Qualifying Subordinated Debt)	(for AAA rated Long Term Issuer Default Rating)
Cash Flows
Six Months Ended June 30, 2012.    Cash and cash equivalents increased from December 31, 2011 by $7.2 billion to $24.7 billion as of June 30, 2012. Net cash generated from investing activities totaled $277.0 billion, resulting primarily from proceeds received from repayments of loans held for investment. Net cash from operating activities totaled $24.1 billion. These net cash inflows were partially offset by net cash used in financing activities of $293.9 billion primarily attributable to a significant amount of debt redemptions in excess of proceeds received from the issuances of debt.
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
Capital Management
Regulatory Capital
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $145.1 billion as of June 30, 2012 and $148.4 billion as of December 31, 2011.
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
Under the senior preferred stock purchase agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2012. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion.
While we had a positive net worth as of June 30, 2012, in some future periods we expect to have a net worth deficit and therefore will be required to obtain additional funding from Treasury pursuant to the senior preferred stock purchase agreement.
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

As of August 8, 2012, the amount of the quarterly commitment fee payable by us to Treasury under the senior preferred stock purchase agreement had not been established; however, Treasury has waived the quarterly commitment fee under the senior preferred stock purchase agreement for each quarter of 2011 and the first, second and third quarters of 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that imposing the commitment fee would not generate increased compensation for taxpayers. Treasury stated that it will reevaluate the situation during the next calendar quarter to determine whether the quarterly commitment fee should then be set.
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the senior preferred stock purchase agreement. Moreover, we are not permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock except to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. The limited circumstances under which Treasury’s funding commitment will terminate are described in “Business— Conservatorship and Treasury Agreements” in our 2011 Form 10-K.
Dividends
Our second quarter dividend of $2.9 billion was declared by the conservator and paid by us on June 29, 2012. The annualized dividend on the senior preferred stock remains at $11.7 billion based on the 10% dividend rate. The level of dividends on the senior preferred stock will increase in future periods if, as we expect, the conservator requests additional funds on our behalf from Treasury under the senior preferred stock purchase agreement.

OFF-BALANCE SHEET ARRANGEMENTS
Our maximum potential exposure to credit losses relating to our outstanding and unconsolidated Fannie Mae MBS and other financial guarantees is primarily represented by the unpaid principal balance of the mortgage loans underlying outstanding and unconsolidated Fannie Mae MBS and other financial guarantees of $58.7 billion as of June 30, 2012 and $62.0 billion as of December 31, 2011.
We also provide assistance to housing finance agencies under the temporary credit and liquidity facilities programs in which Treasury has purchased participation interests. For a description of these programs, see “MD&A—Off-Balance Sheet Arrangements—Treasury Housing Finance Agency Initiative” in our 2011 Form 10-K.

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
Mortgage Credit Book of Business
Table 33 displays the composition of our mortgage credit book of business as of the dates indicated. Our total single-family mortgage credit book of business accounted for 93% of our total mortgage credit book of business as of June 30, 2012 and December 31, 2011.

Table 33: Composition of Mortgage Credit Book of Business(1)

	As of June 30, 2012			As of December 31, 2011
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Mortgage loans and Fannie Mae MBS(2)	$2,799,298	$180,809	$2,980,107	$2,798,633	$176,898	$2,975,531
Unconsolidated Fannie Mae MBS, held by third parties(3)	16,544	1,598	18,142	17,910	1,702	19,612
Other credit guarantees(4)	24,405	16,120	40,525	25,824	16,582	42,406
Guaranty book of business	$2,840,247	$198,527	$3,038,774	$2,842,367	$195,182	$3,037,549
Agency mortgage-related securities(5)	13,898	32	13,930	15,522	33	15,555
Other mortgage-related securities(6)	40,339	29,802	70,141	43,019	31,511	74,530
Mortgage credit book of business	$2,894,484	$228,361	$3,122,845	$2,900,908	$226,726	$3,127,634
Guaranty Book of Business Detail:
Conventional Guaranty Book of Business(7)	$2,769,416	$196,307	$2,965,723	$2,769,919	$192,797	$2,962,716
Government Guaranty Book of Business(8)	$70,831	$2,220	$73,051	$72,448	$2,385	$74,833
__________

(1)	Based on unpaid principal balance.

(2)
Consists of mortgage loans and Fannie Mae MBS recognized in our condensed consolidated balance sheets. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(3)	Reflects unpaid principal balance of unconsolidated Fannie Mae MBS, held by third-party investors. The principal balance of resecuritized Fannie Mae MBS is included only once in the reported amount.

(4)	Includes single-family and multifamily credit enhancements that we have provided and that are not otherwise reflected in the table.

(5)	Consists of mortgage-related securities issued by Freddie Mac and Ginnie Mae.

(6)	Consists primarily of mortgage revenue bonds, Alt-A and subprime private-label securities and CMBS.

(7)	Refers to mortgage loans and mortgage-related securities that are not guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.

(8)	Refers to mortgage loans and mortgage-related securities guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies.
In the following sections, we discuss the mortgage credit risk of the single-family and multifamily loans in our guaranty book of business. The credit statistics reported below, unless otherwise noted, pertain generally to the portion of our guaranty book of business for which we have access to detailed loan-level information, which constituted approximately 99% of each of our single-family conventional guaranty book of business and our multifamily guaranty book of business, excluding defeased loans, as of June 30, 2012 and December 31, 2011. We typically obtain this data from the sellers or servicers of the mortgage loans in our guaranty book of business and receive representations and warranties from them as to the accuracy of the information. While we perform various quality assurance checks by sampling loans to assess compliance with our underwriting and eligibility criteria, we do not independently verify all reported information and we rely on lender representations regarding the accuracy of the characteristics of loans in our guaranty book of business. See “Risk Factors” in our 2011 Form 10-K for a discussion of the risk that we could experience mortgage fraud as a result of this reliance on lender representations.
Single-Family Mortgage Credit Risk Management
Our strategy in managing single-family mortgage credit risk consists of four primary components: (1) our acquisition and servicing policies along with our underwriting and servicing standards, including the use of credit enhancements; (2) portfolio diversification and monitoring; (3) management of problem loans; and (4) REO management. These strategies may increase our expenses and may not be effective in reducing our credit-related expenses or credit losses. We provide information on our credit-related expenses and credit losses in “Consolidated Results of Operations—Credit-Related Income (Expenses).”
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
Table 34 displays our single-family conventional business volumes and our single-family conventional guaranty book of business for the periods indicated, based on certain key risk characteristics that we use to evaluate the risk profile and credit quality of our single-family loans.

Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business(1)

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2012	2011	2012	2011	June 30, 2012	December 31, 2011
Original LTV ratio:(5)
<= 60%	24%	28%	27%	29%	24%	24%
60.01% to 70%	14	14	15	15	15	16
70.01% to 80%	34	37	35	37	40	40
80.01% to 90%(6)	9	10	9	9	10	10
90.01% to 100%(6)	9	8	8	7	9	9
Greater than 100%(6)	10	3	6	3	2	1
Total	100%	100%	100%	100%	100%	100%
Weighted average	76%	71%	73%	69%	72%	71%
Average loan amount	$210,493	$194,598	$212,467	$206,313	$156,777	$156,194
Estimated mark-to-market LTV ratio:(7)
<= 60%					27%	26%
60.01% to 70%					13	12
70.01% to 80%					21	18
80.01% to 90%					14	16
90.01% to 100%					9	10
Greater than 100%					16	18
Total					100%	100%
Weighted average					77%	79%
Product type:
Fixed-rate:(8)
Long-term	74%	70%	73%	69%	72%	73%
Intermediate-term	22	22	23	24	16	15
Interest-only	*	*	*	*	1	1
Total fixed-rate	96	92	96	93	89	89
Adjustable-rate:
Interest-only	*	1	*	1	3	3
Other ARMs	4	7	4	6	8	8
Total adjustable-rate	4	8	4	7	11	11
Total	100%	100%	100%	100%	100%	100%
Number of property units:
1 unit	97%	97%	98%	97%	97%	97%
2-4 units	3	3	2	3	3	3
Total	100%	100%	100%	100%	100%	100%
Property type:
Single-family homes	91%	90%	91%	90%	91%	91%
Condo/Co-op	9	10	9	10	9	9
Total	100%	100%	100%	100%	100%	100%

	Percent of Single-Family Conventional Business Volume(2)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Percent of Single-Family Conventional Guaranty Book of Business(3)(4) As of
	2012	2011	2012	2011	June 30, 2012	December 31, 2011
Occupancy type:
Primary residence	89%	85%	89%	88%	89%	89%
Second/vacation home	4	6	4	5	5	5
Investor	7	9	7	7	6	6
Total	100%	100%	100%	100%	100%	100%
FICO credit score at origination:
< 620	1%	1%	1%	* %	3%	3%
620 to < 660	2	3	2	2	6	7
660 to < 700	8	9	7	8	13	13
700 to < 740	16	18	15	17	20	20
>= 740	73	69	75	73	58	57
Total	100%	100%	100%	100%	100%	100%
Weighted average	760	756	762	760	740	738
Loan purpose:
Purchase	22%	31%	20%	23%	29%	31%
Cash-out refinance	15	16	15	18	26	27
Other refinance	63	53	65	59	45	42
Total	100%	100%	100%	100%	100%	100%
Geographic concentration:(9)
Midwest	16%	14%	16%	15%	15%	15%
Northeast	18	20	18	20	19	19
Southeast	19	20	19	20	23	24
Southwest	15	16	15	15	16	15
West	32	30	32	30	27	27
Total	100%	100%	100%	100%	100%	100%
Origination year:
< = 2001					2%	2%
2002					2	2
2003					7	9
2004					5	5
2005					6	7
2006					6	7
2007					8	10
2008					6	7
2009					14	17
2010					16	18
2011					17	16
2012					11	—
Total					100%	100%
__________
* Represents less than 0.5% of single-family conventional business volume or book of business.

(1)
We reflect second lien mortgage loans in the original LTV ratio calculation only when we own both the first and second lien mortgage loans or we own only the second lien mortgage loan. Second lien mortgage loans represented less than 0.5% of our single-family conventional guaranty book of business as of June 30, 2012 and December 31, 2011. Second lien mortgage loans held by third parties are not reflected in the original LTV or mark-to-market LTV ratios in this table.

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

(4)
Our single-family conventional guaranty book of business includes jumbo-conforming and high-balance loans that represented 5% of our single-family conventional guaranty book of business as of June 30, 2012 and December 31, 2011. See “Business—Our Charter and Regulation of Our Activities—Charter Act—Loan Standards” and “Risk Management—Credit Risk Management—Single Family Mortgage Credit Risk Management—Credit Profile Summary” in our 2011 Form 10-K for additional information on loan limits.

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

Credit Profile Summary
The single-family loans we purchased or guaranteed in the first half of 2012 have a strong credit profile with a weighted average original LTV ratio of 73%, a weighted average FICO credit score of 762, and a product mix with a significant percentage of fully amortizing fixed-rate mortgage loans.
The credit profile of our future acquisitions will depend on many factors, including our future pricing and eligibility standards and those of mortgage insurers and FHA, the percentage of loan originations representing refinancings, our future objectives, government policy, market and competitive conditions, and the volume and characteristics of loans we acquire under Refi Plus and HARP. We expect the ultimate performance of all our loans will be affected by borrower behavior, public policy, and macroeconomic trends, including unemployment, the economy, and home prices.
As a result of low mortgage rates in recent periods, the percentage of acquisitions that are refinanced loans remains elevated. Refinanced loans include acquisitions under our Refi Plus initiative. Under our Refi Plus initiative, which offers expanded refinance opportunities for eligible Fannie Mae borrowers and includes but is not limited to HARP, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Approximately 23% of our total single-family conventional business volume for the first half of 2012 consisted of loans with LTV ratios greater than 80% at the time of acquisition, compared with 19% for the first half of 2011. Refi Plus constituted approximately 24% of our total single-family acquisitions in the first half of 2012 and all of 2011. HARP loans constituted approximately 13% of our total single-family acquisitions in the first half of 2012, compared with approximately 9% of total single-family acquisitions in all of 2011.
Loans we acquire under Refi Plus and HARP represent refinancings of loans that are already in our guaranty book of business. The credit risk associated with loans we acquire under Refi Plus and HARP essentially replaces the credit risk that we already held prior to the refinancing. Loans we acquire under Refi Plus and HARP may not perform as well as the other loans we have acquired since the beginning of 2009. However, we expect these loans will perform better than the loans they replace because Refi Plus loans should either reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate). Due to the increase in the volume of HARP loans with higher LTV ratios, the weighted average LTV ratio at origination for our acquisitions in the first half of 2012 was higher than for our acquisitions in the first half of 2011. The average original LTV ratio of single-family loans we acquired in the first half of 2012, excluding HARP loans, was 68%, compared with 105% for HARP loans. In addition, as a result of recently implemented changes to HARP, we expect that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP. In particular, we expect to acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers until changes to HARP were fully implemented in the second quarter of 2012. Approximately 4% of our total single-family conventional business volume for the second quarter of 2012 consisted of refinanced loans with LTV ratios greater than 125% at the time of acquisition.

We expect the elevated volume of HARP refinancings will decrease when interest rates rise sufficiently or when there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing.
Table 35 displays the serious delinquency rates and current mark-to-market LTV ratios as of June 30, 2012 of single-family loans we acquired under HARP and Refi Plus, compared with the other single-family loans we acquired since the beginning of 2009.
Table 35: Selected Credit Characteristics of Single-Family Conventional Loans Acquired under HARP and Refi Plus

	As of June 30, 2012
	Percentage of New Book	Current Mark-to-Market LTV Ratio > 100%	Serious Delinquency Rate
HARP(1)	10%	34%	1.06%
Other Refi Plus(2)	13	4	0.34
Total Refi Plus	23	16	0.60
Non-Refi Plus(3)	77	1	0.25
Total new book of business(4)	100%	5%	0.33%
__________

(1)
HARP is targeted at borrowers who have demonstrated an acceptable payment history on their mortgage loans but may have been unable to refinance due to a decline in home prices or the unavailability of mortgage insurance. HARP loans, which have LTV ratios at origination in excess of 80%, must be secured by the borrower’s primary residence.

(2)
Other Refi Plus includes loans with LTV ratios at origination greater than 80% that do not meet the criteria for HARP because they are not secured by the borrower’s primary residence, as well as loans that have LTV ratios at origination of less than 80%.

(3)	Includes primarily other refinancings and home purchase mortgages.

(4)	Refers to single-family mortgage loans we have acquired since the beginning of 2009.
In addition to the increase in refinancings under Refi Plus and HARP, our acquisitions of home purchase mortgages with LTV ratios greater than 80% increased in the first half of 2012 compared with the first half of 2011 because: (1) most mortgage insurance companies lowered their premiums in 2011 for loans with higher credit scores; and (2) in April 2011, FHA implemented a price increase in its annual mortgage insurance premium. Both price changes improved the economics of obtaining private mortgage insurance as compared to purchasing FHA insurance and drove an increase in our market share for these loans.
The prolonged and severe decline in home prices over the past several years has resulted in the overall estimated weighted average mark-to-market LTV ratio of our single-family conventional guaranty book of business remaining high at 77% as of June 30, 2012, and 79% as of December 31, 2011. The portion of our single-family conventional guaranty book of business with an estimated mark-to-market LTV ratio greater than 100% was 16% as of June 30, 2012, and 18% as of December 31, 2011. If home prices decline further, more loans may have mark-to-market LTV ratios greater than 100%, which increases the risk of delinquency and default.
Alt-A and Subprime Loans
We classify certain loans as subprime or Alt-A so that we can discuss our exposure to subprime and Alt-A loans in this Form 10-Q and elsewhere. However, there is no universally accepted definition of subprime or Alt-A loans. Our single-family conventional guaranty book of business includes loans with some features that are similar to Alt-A loans or subprime loans that we have not classified as Alt-A or subprime because they do not meet our classification criteria.
We do not rely solely on our classifications of loans as Alt-A or subprime to evaluate the credit risk exposure relating to these loans in our single-family conventional guaranty book of business. For more information about the credit risk characteristics of loans in our single-family guaranty book of business, please see “Note 3, Mortgage Loans,” and “Note 6, Financial Guarantees.”
Our exposure to Alt-A and subprime loans included in our single-family conventional guaranty book of business, based on the classification criteria described in this section, does not include (1) our investments in private-label mortgage-related securities backed by Alt-A and subprime loans or (2) resecuritizations, or wraps, of private-label mortgage-related securities backed by Alt-A mortgage loans that we have guaranteed. See “Consolidated Balance Sheet Analysis—Investments in

Mortgage-Related Securities—Investments in Private-Label Mortgage-Related Securities” for a discussion of our exposure to private-label mortgage-related securities backed by Alt-A and subprime loans. As a result of our decision to discontinue the purchase of newly originated Alt-A loans, except for those that represent the refinancing of an existing Fannie Mae loan, we expect our acquisitions of Alt-A mortgage loans to continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A to continue to decrease over time. We are also not currently acquiring newly originated subprime loans, although we are acquiring refinancings of existing Fannie Mae subprime loans in connection with our Refi Plus initiative. Unlike the loans they replace, these refinancings are not included in our reported subprime loans because they do not meet our classification criteria for subprime loans.
We have classified a mortgage loan as Alt-A if and only if the lender that delivered the loan to us classified the loan as Alt-A, based on documentation or other features. We have classified a mortgage loan as subprime if and only if the loan was originated by a lender specializing in subprime business or by a subprime division of a large lender; however, we exclude loans originated by these lenders from the subprime classification if we acquired the loans in accordance with our standard underwriting criteria, which typically require compliance by the seller with our Selling Guide (including standard representations and warranties) and/or evaluation of the loans through our Desktop Underwriter system. The unpaid principal balance of Alt-A loans included in our single-family conventional guaranty book of business of $169.0 billion as of June 30, 2012, represented approximately 6.1% of our single-family conventional guaranty book of business. The unpaid principal balance of subprime loans included in our single-family conventional guaranty book of business of $5.4 billion as of June 30, 2012, represented approximately 0.2% of our single-family conventional guaranty book of business.
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

Table 36: Delinquency Status of Single-Family Conventional Loans

	As of
	June 30, 2012	December 31, 2011	June 30, 2011
Delinquency status:
30 to 59 days delinquent	1.94%	2.17%	2.13%
60 to 89 days delinquent	0.62	0.74	0.72
Seriously delinquent	3.53	3.91	4.08
Percentage of seriously delinquent loans that have been delinquent for more than 180 days	75%	70%	73%
Our single-family serious delinquency rate has decreased each quarter since the first quarter of 2010. The decrease in our serious delinquency rate is primarily the result of home retention solutions, foreclosure alternatives and completed foreclosures, as well as our acquisition of loans with stronger credit profiles since the beginning of 2009, as these loans are now 59% of our single-family guaranty book of business, resulting in a smaller percentage of our loans becoming seriously delinquent.
Although our single-family serious delinquency rate has decreased significantly since the first quarter of 2010, our serious delinquency rate and the period of time that loans remain seriously delinquent have been negatively affected in recent periods by the increase in the average number of days it is taking to complete a foreclosure. Continuing issues in the servicer foreclosure process and changing legislative, regulatory and judicial requirements have lengthened the time it takes to foreclose on a mortgage loan in many states. In addition, servicers and states are dealing with the backlog of foreclosures resulting from these delays and from the elevated level of foreclosures resulting from the housing market downturn. Longer foreclosure timelines result in these loans remaining in our book of business for a longer time, which has caused our serious delinquency rate to decrease more slowly in the last year than it would have if the pace of foreclosures had been faster. We believe the changes in the foreclosure environment will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses (income). We expect serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process and the volume of loan modifications. We expect the number of our single-family loans that are seriously delinquent to remain well above pre-2008 levels for years.
Table 37 displays a comparison, by geographic region and by loans with and without credit enhancement, of the serious delinquency rates as of the dates indicated for single-family conventional loans in our single-family guaranty book of business. Serious delinquency rates vary by geographic region due to many factors including regional home prices, unemployment, economic conditions and state foreclosure timelines.
Table 37: Single-Family Serious Delinquency Rates

	As of
	June 30, 2012		December 31, 2011		June 30, 2011
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate
Single-family conventional delinquency rates by geographic region:(1)
Midwest	15%	3.20%	15%	3.73%	15%	3.89%
Northeast	19	4.29	19	4.43	19	4.31
Southeast	23	5.14	24	5.68	24	5.92
Southwest	16	1.97	15	2.30	15	2.43
West	27	2.61	27	2.87	27	3.25
Total single-family conventional loans	100%	3.53%	100%	3.91%	100%	4.08%
Single-family conventional loans:
Credit enhanced	14%	7.88%	14%	9.10%	14%	9.72%
Non-credit enhanced	86	2.86	86	3.07	86	3.14
Total single-family conventional loans	100%	3.53%	100%	3.91%	100%	4.08%

__________

(1)	See footnote 9 to “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.
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
Table 38 displays the serious delinquency rates and other financial information for our single-family conventional loans with some of these higher-risk characteristics as of the dates indicated. The reported categories are not mutually exclusive.
Table 38: Single-Family Conventional Serious Delinquency Rate Concentration Analysis

	As of
	June 30, 2012				December 31, 2011				June 30, 2011
	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)	Unpaid Principal Balance	Percentage of Book Outstanding	Serious Delinquency Rate	Estimated Mark-to-Market LTV Ratio (1)
	(Dollars in millions)
States:
Arizona	$65,400	3%	2.82%	96%	$66,875	2%	3.65%	109%	$68,634	2%	4.19%	109%
California	523,381	19	2.07	77	516,608	19	2.46	81	516,760	19	2.94	78
Florida	169,684	6	11.00	101	175,344	6	11.80	108	180,681	6	12.19	107
Nevada	27,803	1	7.15	131	28,766	1	7.42	138	29,763	1	7.88	134
Select Midwest states (2)	280,671	10	3.83	82	284,060	10	4.39	84	290,612	10	4.54	82
All other states	1,694,193	61	2.93	72	1,689,846	62	3.18	73	1,707,490	62	3.24	72
Product type:
Alt-A	169,001	6	11.83	99	182,236	7	12.43	101	195,284	7	13.04	100
Subprime	5,395	*	21.02	109	5,791	*	23.18	111	6,152	*	25.86	109
Vintages:
2005	165,850	6	7.34	93	190,521	7	7.27	95	212,417	8	7.06	93
2006	163,410	6	11.66	109	186,835	7	11.81	111	207,140	7	11.90	109
2007	233,666	8	12.38	110	269,012	10	12.62	112	298,856	11	12.75	109
2008	158,277	6	5.98	91	192,713	7	5.64	92	224,527	8	5.17	88
All other vintages	2,039,929	74	1.44	68	1,922,418	69	1.59	69	1,851,000	66	1.59	66
Estimated mark-to-market LTV ratio:
Greater than 100%(1)	433,906	16	13.44	130	493,762	18	13.76	131	472,549	17	15.13	132
Select combined risk characteristics:
Original LTV ratio > 90% and FICO score < 620	18,631	1	15.83	113	18,992	1	18.67	115	20,063	1	19.36	113
__________

*	Percentage is less than 0.5%.

(1)	Second lien mortgage loans held by third parties are not included in the calculation of the estimated mark-to-market LTV ratios.

(2)	Consists of Illinois, Indiana, Michigan and Ohio.
Loan Workout Metrics
Table 39 displays statistics on our single-family loan workouts that were completed, by type, for the periods indicated. These statistics include loan modifications but do not include trial modifications or repayment and forbearance plans that have been initiated but not completed.

Table 39: Statistics on Single-Family Loan Workouts

	For the Six Months Ended June 30,
	2012		2011
	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance	Number of Loans
	(Dollars in millions)
Home retention strategies:
Modifications	$15,485	82,003	$20,909	101,379
Repayment plans and forbearances completed (1)	2,110	14,758	2,598	18,599
	17,595	96,761	23,507	119,978
Foreclosure alternatives:
Short sales	8,366	38,717	7,587	34,047
Deeds-in-lieu of foreclosure	1,282	7,509	768	4,249
	9,648	46,226	8,355	38,296
Total loan workouts	$27,243	142,987	$31,862	158,274
Loan workouts as a percentage of single-family guaranty book of business(2)	1.92%	1.62%	2.22%	1.77%
__________

(1)	Repayment plans reflect only those plans associated with loans that were 60 days or more delinquent. Forbearances reflect loans that were 90 days or more delinquent.

(2)	Calculated based on annualized loan workouts during the period as a percentage of our single-family guaranty book of business as of the end of the period.
The volume of home retention solutions completed in the first half of 2012 decreased compared with the first half of 2011, primarily due to a decline in the number of delinquent loans in the first half of 2012, compared with the first half of 2011.
During the first half of 2012, we initiated approximately 89,100 trial modifications, including Home Affordable Modification Program (“HAMP”) and non-HAMP, compared with approximately 104,000 trial modifications during the first half of 2011. We also initiated other types of workouts, such as repayment plans and forbearances. It is difficult to predict how many of these trial modifications and initiated plans will be completed.
HAMP guidance directs servicers either to cancel or to convert trial modifications after three or four monthly payments, depending on the borrower’s circumstances. As of June 30, 2012, 55% of our HAMP trial modifications had been converted to permanent HAMP modifications since the inception of the program. The conversion rate for HAMP modifications since June 1, 2010, when servicers were required to perform a full verification of a borrower’s eligibility prior to offering a HAMP trial modification, was 86% as of June 30, 2012. The average length of a trial period for HAMP modifications initiated after June 1, 2010 was four months.
In addition to our home retention solutions, we continue to focus on alternatives to foreclosure for borrowers who are unable to retain their homes. The number of foreclosure alternatives we agreed to during the first half of 2012 remained high as these are favorable solutions for a large number of borrowers. We expect the volume of our home retention solutions and foreclosure alternatives to remain high throughout the remainder of 2012.
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
Table 40 displays the percentage of our loan modifications completed during the first half of 2011, 2010 and the second half of 2009 that were current or paid off one year after modification, as well as the percentage of our loan modifications completed during the first half of 2010 and the second half of 2009 that were current or paid off two years after modification.

Table 40: Percentage of Loan Modifications That Were Current or Paid Off at One and Two Years Post-Modification(1)

	2011		2010				2009
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
One Year Post-Modification
HAMP Modifications	78%	77%	74%	74%	74%	76%	73%	71%
Non-HAMP Modifications	69	69	67	67	65	55	50	39
Total	75	74	69	70	70	65	58	42

Two Years Post-Modification
HAMP Modifications					68%	70%	67%	64%
Non-HAMP Modifications					61	52	48	37
Total					65	60	55	39
__________

(1)
Excludes loans that were classified as subprime ARMs that were modified into fixed rate mortgages. Modifications included permanent modifications, but do not reflect loans currently in trial modifications.

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
REO Management
Foreclosure and REO activity affect the amount of credit losses we realize in a given period. Table 41 displays our foreclosure activity, by region, for the periods indicated. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.
Table 41: Single-Family Foreclosed Properties

	For the Six Months
	Ended June 30,
	2012	2011
Single-family foreclosed properties (number of properties):
Beginning of period inventory of single-family foreclosed properties (REO)(1)	118,528	162,489
Acquisitions by geographic area:(2)
Midwest	27,323	21,769
Northeast	6,113	4,786
Southeast	30,138	23,549
Southwest	15,329	26,950
West	12,580	30,192
Total properties acquired through foreclosure (1)	91,483	107,246
Dispositions of REO	(100,745)	(134,016)
End of period inventory of single-family foreclosed properties (REO)(1)	109,266	135,719
Carrying value of single-family foreclosed properties (dollars in millions)(3)	$9,421	$12,480
Single-family foreclosure rate(4)	1.04%	1.20%

__________

(1)	Includes held for use properties, which are reported in our condensed consolidated balance sheets as a component of “Other assets” and acquisitions through deeds-in-lieu of foreclosure.

(2)	See footnote 9 to “Table 34: Risk Characteristics of Single-Family Conventional Business Volume and Guaranty Book of Business” for states included in each geographic region.

(3)	Excludes foreclosed property claims receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”

(4)
Estimated based on the annualized total number of properties acquired through foreclosure or deeds-in-lieu of foreclosure as a percentage of the total number of loans in our single-family guaranty book of business as of the end of each respective period.

The ongoing weak economy, as well as high unemployment rates, continues to result in a high level of mortgage loans that transition from delinquent to REO status, either through foreclosure or deed-in-lieu of foreclosure. Our foreclosure rates remain high; however, foreclosures continue to proceed at a slow pace caused by continuing foreclosure process issues encountered by our servicers and changing legislative, regulatory and judicial requirements. The delay in foreclosures, as well as a net increase in the number of dispositions over acquisitions of REO properties, has resulted in a decrease in the inventory of foreclosed properties since December 31, 2010.
We continue to manage our REO inventory to minimize costs and maximize sales proceeds. However, as we are unable to market and sell a higher portion of our inventory, the pace at which we can dispose of our properties slows, resulting in higher foreclosed property expenses related to costs associated with ensuring that the property is vacant and costs of maintaining the property.
Table 42 displays the current status of our single-family foreclosed property inventory, including the percentage of our inventory that we are unable to market, as of the dates indicated.
Table 42: Single-Family Foreclosed Property Status

	Percent of Single-Family
	Foreclosed Properties
	As of
	June 30, 2012	December 31, 2011
Available-for-sale	23%	28%
Offer accepted(1)	19	17
Appraisal stage(2)	11	8
Unable to market:
Redemption status(3)	14	12
Occupied status(4)	13	15
Rental property(5)	8	7
Properties being repaired	5	6
Other	7	7
Total unable to market	47	47
Total	100%	100%
__________

(1)	Properties for which an offer has been accepted, but the property has not yet been sold.

(2)	Properties that are pending appraisals and being prepared to be listed for sale.

(3)	Properties that are within the period during which state laws allows the former mortgagor and second lien holders to redeem the property.

(4)	Properties that are still occupied, and for which the eviction process is not yet complete.

(5)	Properties with a tenant living in the home under our Tenant in Place or Deed for Lease programs.

In February 2012, FHFA announced the pilot of an REO initiative that solicited bids from qualified investors to purchase approximately 2,500 foreclosed properties from us with the requirement to rent the purchased properties for a specified number of years. The pilot involves the sale of pools of foreclosed homes including both vacant properties and occupied rental properties. The first pilot transaction involves the sale of pools of properties located in geographically concentrated locations across the United States. The winning bidders have been chosen and transactions are expected to close in the third quarter of 2012. We do not yet know whether this initiative will have a material impact on our future REO sales and REO inventory levels.
Multifamily Mortgage Credit Risk Management
The credit risk profile of our multifamily mortgage credit book of business is influenced by the structure of the financing, the type and location of the property, the condition and value of the property, the financial strength of the borrower and lender, market and sub-market trends and growth, and the current and anticipated cash flows from the property. These and other factors affect both the amount of expected credit loss on a given loan and the sensitivity of that loss to changes in the economic environment. We provide information on our credit-related expenses (income) and credit losses in “Business Segment Results—Multifamily Business Results.”
Multifamily Acquisition Policy and Underwriting Standards
Our Multifamily business, together with our Enterprise Risk Management division, which provides independent risk oversight of the Multifamily business, is responsible for pricing and managing the credit risk on multifamily mortgage loans we purchase and on Fannie Mae MBS backed by multifamily loans (whether held in our portfolio or held by third parties). Our primary multifamily delivery channel is the Delegated Underwriting and Servicing, or DUS®, program, which is comprised of multiple lenders that span the spectrum from large financial institutions to smaller independent multifamily lenders. Multifamily loans that we purchase or that back Fannie Mae MBS are either underwritten by a Fannie Mae-approved lender or subject to our underwriting review prior to closing, depending on the product type and/or loan size. Loans delivered to us by DUS lenders and their affiliates represented 87% of our multifamily guaranty book of business as of June 30, 2012 and 86% as of December 31, 2011.
We use various types of credit enhancement arrangements for our multifamily loans, including lender risk-sharing, lender repurchase agreements, pool insurance, subordinated participations in mortgage loans or structured pools, cash and letter of credit collateral agreements, and cross-collateralization/cross-default provisions. The most prevalent form of credit enhancement on multifamily loans is lender risk-sharing. Lenders in the DUS program typically share in loan-level credit losses in one of two ways: (1) they bear losses up to the first 5% of the unpaid principal balance of the loan and share in remaining losses up to a prescribed limit; or (2) they share up to one-third of the credit losses on an equal basis with us. Non-DUS lenders typically share or absorb credit losses based on a negotiated percentage of the loan or the pool balance.
Table 43 displays the percentage of the unpaid principal balance of loans in our multifamily guaranty book of business with lender risk-sharing and with no recourse to the lender as of the dates indicated.
Table 43: Multifamily Lender Risk-Sharing

	As of
	June 30, 2012	December 31, 2011
Lender risk-sharing
DUS	70%	68%
Non-DUS negotiated	10	11
No recourse to the lender	20	21
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

Table 44 displays original LTV and DSCR metrics for our multifamily guaranty book of business as of the dates indicated.
Table 44: Multifamily Guaranty Book of Business Key Risk Characteristics

	As of
	June 30, 2012	December 31, 2011	June 30, 2011
Weighted average original LTV	66%	66%	66%
Original LTV greater than 80%	4	5	5
Weighted average original DSCR	1.59	1.57	1.56
Original DSCR less than or equal to 1.10	8	8	9
Multifamily Portfolio Diversification and Monitoring
Diversification within our multifamily mortgage credit book of business by geographic concentration, term-to-maturity, interest rate structure, borrower concentration, and credit enhancement coverage is an important factor that influences credit performance and helps reduce our credit risk.
We and our lenders monitor the performance and risk concentrations of our multifamily loans and the underlying properties on an ongoing basis throughout the life of the loan; at the loan, property, and portfolio level. We closely monitor loans with an estimated current DSCR below 1.0, as that is an indicator of heightened default risk. The percentage of loans in our multifamily guaranty book of business with a current DSCR less than 1.0 was approximately 6% as of June 30, 2012 and 7% as of December 31, 2011.
Problem Loan Management and Foreclosure Prevention
The number of multifamily loans at risk of becoming seriously delinquent has continued to decrease in the first half of 2012, as early-stage delinquencies have decreased. Since delinquency rates are a lagging indicator, we expect to continue to incur additional credit losses. We periodically refine our underwriting standards in response to market conditions and implement proactive portfolio management and monitoring which are each designed to keep credit losses to a low level relative to our multifamily guaranty book of business.
Problem Loan Statistics
We classify multifamily loans as seriously delinquent when payment is 60 days or more past due. We include the unpaid principal balance of multifamily loans that we own or that back Fannie Mae MBS and any housing bonds for which we provide credit enhancement in the calculation of the multifamily serious delinquency rate.
Table 45 displays a comparison of our multifamily serious delinquency rates for loans acquired through DUS lenders versus loans acquired through non-DUS lenders and the percentage of total multifamily credit losses they represent.
Table 45: Multifamily Concentration Analysis

							Percentage of
							Multifamily
	As of						Credit Losses
	June 30, 2012		December 31, 2011		June 30, 2011		For the
	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Percentage of Book Outstanding	Serious Delinquency Rate	Six Months Ended
							June 30,
							2012(1)	2011
DUS small balance loans (2)	8%	0.34%	8%	0.45%	8%	0.50%	8%	6%
DUS non small balance loans (3)	74	0.18	72	0.51	71	0.31	85	76
Non-DUS small balance loans (2)	8	1.07	9	1.38	9	1.36	10	12
Non-DUS non small balance loans (3)	10	0.44	11	0.57	12	0.65	(3)	6
Total multifamily loans	100%	0.29	100%	0.59	100%	0.46	100%	100%

__________

(1)
The percentage of credit losses for non-DUS non-small balance loans is negative for the six months ended June 30, 2012 because recoveries of previously charged-off amounts exceeded the amount that we charged off during the period.

(2)	Loans with original unpaid principal balances of up to $3 million as well as loans in high cost markets with original unpaid principal balances up to $5 million.

(3)	Loans with original unpaid principal balances greater than $3 million as well as loans in high cost markets with original unpaid principal balances greater than $5 million.
The multifamily serious delinquency rate decreased as of June 30, 2012 compared with December 31, 2011 as national multifamily market fundamentals continued to improve. The DUS loans in our guaranty book of business have lower delinquency rates when compared with the non-DUS loans in our guaranty book primarily due to the DUS model, which has several features that more closely align our interests with those of the lenders. Small balance non-DUS loans continue to represent a disproportionately large share of delinquencies, but they are generally covered by loss sharing arrangements that limit the credit losses we incur.
Multifamily loans with an original balance of up to $3 million nationwide or $5 million in high cost markets, which we refer to as small balance loans, acquired through non-DUS lenders continue to exhibit higher delinquencies than small balance loans acquired through DUS lenders. These small balance non-DUS loans account for 29% of our multifamily serious delinquencies and 8% of our multifamily guaranty book of business as of June 30, 2012 compared with 20% of our multifamily serious delinquencies and 9% of our multifamily guaranty book of business as of December 31, 2011. These small balance non-DUS loan acquisitions were most common in 2007 and 2008 but have been less than 2% of the unpaid principal balance of our total multifamily acquisitions since 2008. Although our 2007 and early 2008 acquisitions were underwritten to our then-current credit standards and required borrower cash equity, they were acquired near the peak of multifamily housing values. During the second half of 2008, our underwriting standards were adjusted to reflect the evolving market trends at that time.
In addition, Nevada and Ohio have a disproportionately high share of seriously delinquent loans compared with their share of the multifamily guaranty book of business as a result of slow economic recovery in certain areas of these states. These states accounted for 20% of multifamily serious delinquencies but only 3% of the multifamily guaranty book of business as of June 30, 2012.
REO Management
Foreclosure and REO activity affect the level of our credit losses. Table 46 displays our held for sale multifamily REO activity for the periods indicated.
Table 46: Multifamily Foreclosed Properties

	For the Six
	Months Ended
	June 30,
	2012	2011
Multifamily foreclosed properties (number of properties):
Beginning of period inventory of multifamily foreclosed properties (REO)	260	222
Total properties acquired through foreclosure	108	124
Disposition of REO	(129)	(87)
End of period inventory of multifamily foreclosed properties (REO)	239	259
Carrying value of multifamily foreclosed properties (dollars in millions)(1)	$640	$555
__________

(1)	Excludes DUS lender risk-sharing receivables, which are reported in our condensed consolidated balance sheets as a component of “Acquired property, net.”
The decrease in our multifamily foreclosed property inventory reflects the continued improvement of national multifamily market fundamentals in the first half of 2012. While the inventory of foreclosed properties decreased, the carrying value of foreclosed properties increased in the first half of 2012 compared with the first half of 2011 due to foreclosures on higher valued properties in 2012.
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
Our business with our mortgage seller/servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced 61% of our single-family guaranty book of business as of June 30, 2012, compared with 63% as of December 31, 2011. Our largest mortgage servicer is Bank of America, N.A. which, together with its affiliates, serviced approximately 19% of our single-family guaranty book of business as of June 30, 2012, compared with 21% as of December 31, 2011. In addition, we had two other mortgage servicers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., that, with their affiliates, each serviced over 10% of our single-family guaranty book of business as of June 30, 2012 and December 31, 2011. In addition, Wells Fargo Bank serviced over 10% of our multifamily guaranty book of business as of June 30, 2012 and December 31, 2011. Although our business with our mortgage seller/servicers is concentrated, a number of our largest mortgage seller/servicer counterparties have recently reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller financial institutions and some of our servicing volume is shifting to smaller or non-traditional servicers that may not have the same financial strength or operational capacity as our largest servicers. See “Risk Factors” for a description of the risks to our business associated with a decrease in the concentration of our business with large institutions.
If a significant mortgage seller/servicer counterparty fails, and its mortgage servicing obligations are not transferred to a company with the ability and intent to fulfill all of these obligations, we could incur penalties for late payment of taxes and insurance on the properties that secure the mortgage loans serviced by that mortgage seller/servicer. We could also be required to absorb losses on defaulted loans that a failed servicer is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. In May 2012, Residential Capital LLC, GMAC Mortgage and other subsidiaries of Ally Financial Inc. (“Ally”), filed for Chapter 11 bankruptcy protection. We are evaluating the financial impact of the bankruptcy on our business; however, our exposure to possible losses in connection with GMAC Mortgage’s bankruptcy would have been greater had we not entered into an agreement with certain wholly-owned subsidiaries of Ally in December 2010. Under the agreement we received a cash payment of $462 million in exchange for our release of certain claims against specified Ally affiliates.
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
Our mortgage seller/servicers are obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. We refer to our demands that seller/servicers meet these obligations collectively as “repurchase requests.” The number of our repurchase requests remained high during the second quarter and first half of 2012, and we expect that the amount of our outstanding repurchase requests will remain high. As the volume of repurchase requests increases, so does the risk that affected seller/servicers will not meet the terms of their repurchase obligations, and we may be unable to recover on all outstanding loan repurchase obligations resulting from seller/servicers’ breaches of contractual obligations. Failure by a significant seller/servicer counterparty, or a number of seller/servicers, to fulfill repurchase obligations to us could result in a significant increase in our credit losses and credit-related expenses, and have a material adverse effect on our results of operations and financial condition. In addition, actions we take to pursue our contractual remedies could increase our costs, reduce our revenues, or otherwise have a material adverse effect on our results of operations or financial condition. We estimate our allowance for loan losses assuming the benefit of repurchase demands only from those counterparties we determine have the financial capacity to fulfill this obligation. Accordingly, as of June 30, 2012, in estimating our allowance for loan losses, we assumed no benefit from repurchase demands due to us from seller/servicers that lacked the financial capacity to honor their contractual obligations.
Table 47 displays repurchase request activity, measured by unpaid principal balance, during the first half of 2012 and 2011. The dollar amounts of our outstanding repurchase requests provided below are based on the unpaid principal balance of the loans underlying the repurchase request issued, not the actual amount we have requested from the lenders. In some cases, we allow lenders to remit payment equal to our loss, including imputed interest, on the loan after we have disposed of the REO, which is less than the unpaid principal balance of the loan. As a result, we expect our actual cash receipts relating to these outstanding repurchase requests to be significantly lower than the unpaid principal balance of the loan. Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the total requests outstanding until the completion of a full underwriting review, once the documents and loan files are received.
Table 47: Repurchase Request Activity

	For the Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
Beginning outstanding repurchase requests	$10,400	$5,007
Issuances	13,996	12,266
Collections	(4,705)	(4,513)
Other resolutions(1)	(4,529)	(2,609)
Total successfully resolved	(9,234)	(7,122)
Cancellations	(586)	(504)
Ending outstanding repurchase requests	$14,576	$9,647
__________

(1)
Includes repurchase requests that were successfully resolved through reimbursement of losses or other remedies such as, but not limited to, loan pricing adjustments, indemnification or future repurchase agreements, lender corrective action, or negotiated settlements.

As of June 30, 2012, less than 0.25% of loans in our new single-family book of business, which were acquired after 2008, have been subject to a repurchase request, compared with the more than 2% of single-family loans acquired between 2005 and 2008 that have been subject to a repurchase request. Table 48 displays our top five mortgage seller/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of June 30, 2012 and December 31, 2011. Table 48 also displays the mortgage seller/servicers balance and percentage of our repurchase requests that were over 120 days outstanding, and the seller/servicers’ repurchase requests outstanding over 120 days as a percentage of total repurchase requests outstanding over 120 days, as of June 30, 2012 and December 31, 2011.

Table 48: Outstanding Repurchase Requests(1)

	Outstanding Repurchase Requests as of
	June 30, 2012				December 31, 2011
	Total Outstanding Balance(3)	Over 120 Days(2)			Total Outstanding Balance(3)	Over 120 Days(2)
		Balance(3)%		% of Total		Balance(3)%		% of Total
	(Dollars in millions)
Mortgage Seller/Servicer Counterparty:
Bank of America, N.A.	$9,417	$4,499	48%	76%	$5,449	$1,841	34%	59%
JPMorgan Chase Bank, N.A.	1,101	305	28	5	1,136	197	17	6
CitiMortgage(4)	973	243	25	4	917	226	25	7
Wells Fargo Bank, N.A.(4)	677	225	33	4	830	259	31	8
SunTrust Bank, Inc.(4)	463	157	34	3	430	40	9	1
Other(5)	1,945	519	27	8	1,638	576	35	19
Total	$14,576	$5,948		100%	$10,400	$3,139		100%
__________

(1)	Amounts relating to repurchase requests originating from missing documentation or loan files are excluded from the outstanding repurchase requests until the completion of a full underwriting review.

(2)	Measured from the repurchase request date. For lenders remitting after the property is disposed, the number of days outstanding is adjusted to allow for final loss determination.

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
Since the fourth quarter of 2011, Bank of America, the seller/servicer with which we have the most repurchase requests outstanding, slowed the pace of its repurchases. As a result of Bank of America’s failure to honor its contractual obligations in a timely manner, the already high volume of our outstanding repurchase requests with Bank of America increased substantially. Measured by unpaid principal balance, Bank of America accounted for approximately 65% of our total outstanding repurchase requests as of June 30, 2012, compared with 52% as of December 31, 2011 and 41% as of December 31, 2010. Similarly, Bank of America accounted for 76% of our repurchase requests that had been outstanding for more than 120 days as of June 30, 2012, compared with 59% as of December 31, 2011 and 37% as of December 31, 2010. We are taking steps to address Bank of America’s delays in honoring our repurchase requests. For example, we did not renew our existing loan delivery contract with Bank of America at the end of January 2012, which significantly restricts the types of loans it can deliver to us. Bank of America, however, can continue delivering loans to us under our Refi Plus initiative, including HARP loans. Bank of America’s failure to honor repurchase obligations in a timely manner has not caused us to change our estimate of the amounts we expect to collect from it ultimately, and we continue to work with Bank of America to resolve these issues. If we collect less than the amount we expect from Bank of America, we may incur additional losses and as a result may be required to seek additional funds from Treasury under our senior preferred stock purchase agreement.

Table 48 above displays our top five mortgage seller/servicers by outstanding repurchase requests based on the unpaid principal balance of the loans underlying repurchase requests issued as of June 30, 2012. We do not expect the change in our loan delivery agreement with Bank of America to be material to our business or results of operations. Bank of America represented less than 5% of our loan delivery volume in the first half of 2012.
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
Mortgage Insurers
We use several types of credit enhancement to manage our single-family mortgage credit risk, including primary and pool mortgage insurance coverage. Table 49 displays our maximum potential loss recovery for the primary and pool mortgage insurance coverage on single-family loans in our guaranty book of business and our unpaid principal balance covered by insurance for our mortgage insurer counterparties as of June 30, 2012 and December 31, 2011. The table includes our top nine mortgage insurer counterparties, which provided over 99% of our total mortgage insurance coverage on single-family loans in our guaranty book of business as of June 30, 2012 and December 31, 2011. See “Risk Management—Credit Risk Management—Institutional Counterparty Risk Management—Mortgage Insurers” in our 2011 Form 10-K for a discussion on the credit ratings of our mortgage insurers.
Table 49: Mortgage Insurance Coverage

					Unpaid Principal Balance
	Maximum Coverage(1)				Covered By Insurance(2)
				As of	As of	As of
	As of June 30, 2012			December 31,	June 30,	December 31,
	Primary	Pool	Total	2011	2012	2011
	(Dollars in millions)
Counterparty:(3)
Mortgage Guaranty Insurance Corporation	$19,486	$1,454	$20,940	$21,479	$83,601	$89,872
Radian Guaranty, Inc.	16,142	312	16,454	15,505	67,309	63,534
United Guaranty Residential Insurance Company	15,380	217	15,597	14,579	62,828	59,233
Genworth Mortgage Insurance Corporation	13,348	53	13,401	13,628	53,995	54,893
PMI Mortgage Insurance Co.	9,787	220	10,007	11,128	42,738	47,734
Republic Mortgage Insurance Company	7,440	845	8,285	9,219	34,416	39,130
Triad Guaranty Insurance Corporation	2,270	614	2,884	3,150	11,372	12,400
CMG Mortgage Insurance Company(4)	2,026	—	2,026	1,951	8,535	8,241
Essent Guaranty, Inc.	853	—	853	395	3,567	1,685
Others	212	—	212	217	1,194	1,214
Total	$86,944	$3,715	$90,659	$91,251	$369,555	$377,936
Total as a percentage of single-family guaranty book of business			3%	3%	13%	13%
__________

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
As of August 8, 2012, of our largest mortgage insurers, one—PMI Mortgage Insurance Co. (“PMI”)—has publicly disclosed that it is in receivership and two—Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—have publicly disclosed that they are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums and pay claims on its existing insurance business, but no longer writes new insurance, which increases the risk that the mortgage insurer will fail to pay our claims under existing insurance policies. In addition, Genworth Mortgage Insurance Corporation (“Genworth”) is currently operating pursuant to a waiver it received from its regulator of the state regulatory capital requirements applicable to its main insurance writing entity. Radian Guaranty, Inc. (“Radian”) has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in the future. In April 2012, Radian announced that it had entered into a reinsurance agreement with an external reinsurance provider to proactively manage its mortgage insurance risk-to-capital position. Additionally, Mortgage Guaranty Insurance Corporation (“MGIC”) has disclosed that it expects that its capital fell below state regulatory capital requirements as of June 30, 2012, and is currently operating pursuant to a waiver it received from the regulator of the state regulatory capital requirements applicable to its main insurance writing entity. MGIC has further disclosed that Freddie Mac has contingently approved a subsidiary of MGIC to write new insurance in states in which MGIC does not have a waiver, subject to a number of conditions. Because lenders generally do not identify which GSE a loan will be delivered to at the time the insurance is obtained, if MGIC is not an approved insurer by Freddie Mac it could constrain MGIC’s ability to write new business for all GSE guaranteed loans. These six mortgage insurers, PMI, Triad, RMIC, Genworth, Radian and MGIC, provided a combined $72.0 billion, or 79%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2012.
We do not know how long regulators will permit mortgage insurers that do not meet, or may soon fail to meet, state regulatory capital requirements to continue operating without obtaining additional capital. Nor do we know how long our mortgage insurer counterparties that are operating under waivers will continue to operate under waivers, or how long those that are currently below their state-imposed risk-to-capital limits will remain below these limits. If a mortgage insurer counterparty is unable to generate or obtain sufficient capital to stay below its risk-to-capital limits and cannot secure and maintain a waiver from its state regulator, it will likely be placed into run-off or receivership. This would increase the risk that these mortgage insurers will fail to pay our claims under insurance policies, and could also cause the quality and speed of their claims processing to deteriorate.
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
The number of mortgage loans for which our mortgage insurer counterparties have rescinded coverage decreased but remained high in the first half of 2012. In those cases where the mortgage insurer has rescinded coverage, we require the seller/servicer to repurchase the loan or indemnify us against loss. The table below displays cumulative rescission rates as of June 30, 2012, by the period in which the claim was filed. We do not present information for claims filed in the most recent two quarters to allow sufficient time for a substantial percentage of the claims filed to be resolved.

Table 50: Rescission Rates of Mortgage Insurance

	As of June 30, 2012
	Cumulative Rescission Rate(1)	Cumulative Claims Resolution Percentage(2)
Primary mortgage insurance claims filed in:
2011	7%	68%
2010	11	91
Pool mortgage insurance claim filed in:
2011	10%	94%
2010	14	99
__________

(1)	Represents claims filed during the period where coverage was rescinded as of June 30, 2012, divided by total claims filed during the same period. Denied claims are excluded.

(2)
Represents claims filed during the period that were resolved as of June 30, 2012, divided by the total claims filed during the same period. Claims resolved mainly consist of claims for which we have settled and claims for which coverage has been rescinded by the mortgage insurer.

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
The following table displays our estimated benefit from mortgage insurer recoveries.
Table 51: Estimated Mortgage Insurance Benefit

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Contractual mortgage insurance benefit	$13,254	$15,099
Less: Collectability adjustment(1)	2,043	2,867
Estimated benefit included in total loss reserves	$11,211	$12,232
__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
When an insured loan held in our mortgage portfolio subsequently goes into foreclosure, we charge off the loan, eliminating any previously-recorded loss reserves, and record REO and a mortgage insurance receivable for the claim proceeds deemed probable of recovery, as appropriate. However, if a mortgage insurer rescinds, cancels or denies insurance coverage, the initial receivable becomes due from the mortgage seller/servicer. We had outstanding receivables of $3.8 billion as of June 30, 2012 and $3.6 billion as of December 31, 2011 related to amounts claimed on insured, defaulted loans, of which $1.1 billion as of June 30, 2012 and $639 million as of December 31, 2011 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectability, and they were recorded net of a valuation allowance of $848 million as of June 30, 2012 and $570 million as of December 31, 2011 in “Other assets.” These mortgage insurance receivables are short-term in nature, having an average duration of approximately six months, and the valuation allowance reduces our claim receivable to the amount that we consider probable of collection. We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.2 billion for the second quarter of 2012 and $2.5 billion for the first half of 2012, compared with $1.5 billion for the second quarter of 2011 and $3.1 billion for the first half of 2011.

Financial Guarantors
We are the beneficiary of financial guarantees on non-agency securities held in our investment portfolio and on non-agency securities that have been resecuritized to include a Fannie Mae guaranty and sold to third parties. Table 52 displays the total unpaid principal balance of guaranteed non-agency securities in our portfolio as of June 30, 2012 and December 31, 2011.
Table 52: Unpaid Principal Balance of Financial Guarantees

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Alt-A private-label securities	$1,115	$1,279
Subprime private-label securities	1,334	1,398
Mortgage revenue bonds	4,778	4,931
Other mortgage-related securities	305	317
Non mortgage-related securities	—	46
Total	$7,532	$7,971
With the exception of Ambac Assurance Corporation (“Ambac”), none of our financial guarantor counterparties has failed to fully repay us for claims under guaranty contracts. During 2010, Ambac and its insurance regulator, the Wisconsin Office of the Commissioner of Insurance, imposed a court-ordered moratorium on certain claim payments under Ambac’s bond insurance coverage, including claims arising under coverage on $1.2 billion of our private-label securities insured by Ambac as of December 31, 2010. In 2011, the Wisconsin Circuit Court of Dane County confirmed Ambac’s rehabilitation plan; however, the plan is subject to stay and appeal. In the second quarter of 2012, the court approved a request for Ambac to commence partial payment on claims that meet specified requirements. Ambac provided coverage on $3.1 billion, or 42%, of our total non-governmental guarantees, as of June 30, 2012. Based on the stressed financial condition of our non-governmental financial guarantor counterparties, we believe that all but one of these counterparties may not be able to fully meet their obligations to us in the future. We model our securities without assuming the benefit of non-governmental financial guarantees. We then adjust results for those external financial guarantees from guarantors that we determine are creditworthy, although we continue to seek collection of any amounts due to us from all counterparties. As of June 30, 2012, when modeling our securities for impairments we did not assume the benefit of external financial guarantees from any non-governmental counterparties. See “Note 5, Investments in Securities” for a further discussion of our model methodology and key inputs used to determine other-than-temporary-impairment.
We are also the beneficiary of financial guarantees included in securities issued by Freddie Mac, the federal government and its agencies that totaled $29.5 billion as of June 30, 2012 and $31.4 billion as of December 31, 2011.
Lenders with Risk Sharing
We enter into risk sharing agreements with lenders pursuant to which the lenders agree to bear all or some portion of the credit losses on the covered loans. Our maximum potential loss recovery from lenders under these risk sharing agreements on single-family loans was $12.1 billion as of June 30, 2012 and $12.8 billion as of December 31, 2011. As of June 30, 2012 and December 31, 2011, 58% of our maximum potential loss recovery on single-family loans was from the same three lenders. Our maximum potential loss recovery from lenders under risk sharing agreements on DUS and non-DUS multifamily loans was $33.0 billion as of June 30, 2012 and $32.1 billion as of December 31, 2011. As of June 30, 2012 and December 31, 2011, 38% and 40% of our maximum potential loss recovery on multifamily loans was from three DUS lenders.
Unfavorable market conditions have adversely affected, and continue to adversely affect, the liquidity and financial condition of our lender counterparties. The percentage of single-family recourse obligations to lenders with investment grade credit ratings (based on the lower of S&P, Moody’s and Fitch ratings) was 47% and 46% as of June 30, 2012 and December 31, 2011. The percentage of these recourse obligations to lender counterparties rated below investment grade was 25% and 26% as of June 30, 2012 and December 31, 2011. The remaining percentage of these recourse obligations were to lender counterparties that were not rated by rating agencies, which was 28% as of June 30, 2012 and December 31, 2011. Given the stressed financial condition of some of our single-family lenders, we expect in some cases we will recover less, perhaps significantly less, than the amount the lender is obligated to provide us under our risk sharing arrangement with them. Depending on the financial strength of the counterparty, we may require a lender to pledge collateral to secure its recourse obligations.
As noted above in “Multifamily Mortgage Credit Risk Management,” our primary multifamily delivery channel is our DUS program, which is comprised of lenders that span the spectrum from large depositories to independent non-bank financial institutions. Approximately 41% as of June 30, 2012, and 51% as of December 31, 2011, of the unpaid principal balance of loans in our multifamily guaranty book of business serviced by our DUS lenders was from institutions with an external investment grade credit rating or a guaranty from an affiliate with an external investment grade credit rating. Given the recourse nature of the DUS program, the lenders are bound by eligibility standards that dictate, among other items, minimum capital and liquidity levels, and the posting of collateral at a highly rated custodian to secure a portion of the lenders’ future obligations. We actively monitor the financial condition of these lenders to help ensure the level of risk remains within our standards and to ensure required capital levels are maintained and are in alignment with actual and modeled loss projections.
Custodial Depository Institutions
A total of $64.5 billion in deposits for single-family payments were received and held by 287 institutions in the month of June 2012 and a total of $66.4 billion in deposits for single-family payments were received and held by 284 institutions in the month of December 2011. Of these total deposits, 94% as of June 30, 2012 and 92% as of December 31, 2011 were held by institutions rated as investment grade by S&P, Moody’s and Fitch. Our transactions with custodial depository institutions is concentrated. Our six largest custodial depository institutions held 88% of these deposits as of June 30, 2012 and 87% of these deposits as of December 31, 2011.
If a custodial depository institution were to fail while holding remittances of borrower payments of principal and interest due to us in our custodial account, we would be an unsecured creditor of the depository for balances in excess of the deposit insurance protection and might not be able to recover all of the principal and interest payments being held by the depository on our behalf, or there might be a substantial delay in receiving these amounts. If this were to occur, we would be required to replace these amounts with our own funds to make payments that are due to Fannie Mae MBS certificateholders. Accordingly, the insolvency of one of our principal custodial depository counterparties could result in significant financial losses to us. In the month of June 2012, approximately $5.4 billion or 8% of our total deposits for single-family payments received and held by these institutions was in excess of the deposit insurance protection limit compared with approximately $6.1 billion or 9% in the month of December 2011. These amounts can vary as they are calculated based on individual payments of mortgage borrowers and we must estimate which borrowers are paying their regular principal and interest payments and other types of payments, such as prepayments from refinancing or sales.
Issuers of Investments Held in our Cash and Other Investments Portfolio
Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell or similar arrangements, U.S. Treasury securities and asset-backed securities. Our cash and other investment counterparties are primarily financial institutions and the Federal Reserve Bank. We held no unsecured positions with financial institutions as of June 30, 2012 or December 31, 2011. See “Liquidity and Capital Management—Liquidity Management—Cash and Other Investments Portfolio” for more detailed information on our cash and other investments portfolio.
Derivative Counterparty Credit Exposure
Our derivative counterparty credit exposure relates principally to interest rate and foreign currency derivatives contracts. We estimate our exposure to credit loss on derivative instruments by calculating the replacement cost, on a present value basis, to settle at current market prices all outstanding derivative contracts in a net gain position at the counterparty level where the right of legal offset exists. For derivative instruments where the right of legal offset does not exist, we calculate the replacement cost of the outstanding derivative contracts in a gain position at the transaction level. The fair value of derivatives in a gain position is included in our condensed consolidated balance sheets in “Other assets.” We manage our credit exposure by requiring counterparties to post collateral, which includes cash, U.S. Treasury securities, agency debt and agency mortgage-related securities. On June 21, 2012, Moody’s completed a credit rating review of banks and securities companies with global capital market operations, which encompassed most of Fannie Mae’s derivative counterparties. The companies were downgraded by Moody’s, which resulted in an increase in the amount of collateral these companies are required to post to us under our derivative agreements. As of June 30, 2012 all of our derivative counterparties were in compliance with these additional collateral requirements.
Our net counterparty credit exposure on derivatives contracts decreased to $55 million as of June 30, 2012, from $96 million as of December 31, 2011. We had outstanding interest rate and foreign currency derivative transactions with 21 counterparties as of June 30, 2012 and December 31, 2011. Derivative transactions with 10 of our counterparties accounted for approximately 93% of our total outstanding notional amount as of June 30, 2012, with each of these counterparties accounting for between approximately 6% and 14% of the total outstanding notional amount. As of June 30, 2012, we had outstanding notional amounts and master netting agreements with 16 counterparties.

See “Note 9, Derivative Instruments” for information on the outstanding notional amount and additional information on our risk management derivative contracts as of June 30, 2012 and December 31, 2011, as well as a discussion of our collateral requirements including the impact of decreases in our credit ratings on our collateral obligations under our derivatives contracts.
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

In addition, Table 53 also provides the average, minimum, maximum and standard deviation for duration gap and for the most adverse market value impact on the net portfolio for non-parallel and parallel interest rate shocks for the three months ended June 30, 2012 and 2011.
Table 53: Interest Rate Sensitivity of Net Portfolio to Changes in Interest Rate Level and Slope of Yield Curve(1)

	As of
	June 30, 2012	December 31, 2011
	(Dollars in billions)
Rate level shock:
-100 basis points	$0.2	$0.3
-50 basis points	—	0.1
+50 basis points	0.3	(0.1)
+100 basis points	0.5	(0.4)
Rate slope shock:
-25 basis points (flattening)	—	—
+25 basis points (steepening)	—	0.1

	For the Three Months Ended June 30, 2012
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	(0.1)	$—	$0.1
Minimum	(0.8)	—	—
Maximum	0.9	0.1	0.1
Standard deviation	0.3	—	0.1

	For the Three Months Ended June 30, 2011
	Duration Gap	Rate Slope Shock 25 Bps	Rate Level Shock 50 Bps
		Exposure
	(In months)	(Dollars in billions)
Average	0.3	$0.1	$0.1
Minimum	—	—	—
Maximum	0.7	0.2	0.3
Standard deviation	0.2	—	0.1
__________

(1)	Computed based on changes in LIBOR swap rates.
A majority of the interest rate risk associated with our mortgage-related securities and loans is hedged with our debt issuances, which includes callable debt. We use derivatives to help manage the residual interest rate risk exposure between our assets and liabilities. Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 54 displays an example of how derivatives impacted the net market value exposure for a 50 basis point parallel interest rate shock.

Table 54: Derivative Impact on Interest Rate Risk (50 Basis Points)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(Dollars in billions)
As of June 30, 2012	$(1.3)	$0.4	$1.7
As of December 31, 2011	$(1.3)	$(0.1)	$1.2
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
In “MD&A—Risk Management—Market Risk Management, Including Interest Rate Risk Management—Measurement of Interest Rate Risk—Other Interest Rate Risk Information” in our 2011 Form 10-K, we provided additional interest rate sensitivities including separate disclosure of the potential impact on the fair value of our trading assets and other financial instruments. As of June 30, 2012, these sensitivities were relatively unchanged as compared with December 31, 2011. The fair value of our trading financial instruments and our other financial instruments as of June 30, 2012 and December 31, 2011 can be found in “Note 12, Fair Value.”
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

•
Our expectation that the serious delinquency rates for single-family loans acquired in recent years will be higher after the loans have aged, but not as high as the June 30, 2012 serious delinquency rates of loans in our legacy book of business;

•	Our expectations regarding the credit profile of loans we acquire in the future, and the factors that will influence their credit profile;

•
Our expectation that the trends of stabilizing home prices and declining single-family serious delinquency rates will continue, as well as our expectation that serious delinquency rates will decline at a slower pace than in recent periods;

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

•
Our estimate that we will realize as credit losses over two-thirds of the fair value losses on loans purchased out of unconsolidated MBS trusts that are reflected in our condensed consolidated balance sheets, and eventually recover the remaining nearly one-third, either through net interest income for loans that cure or through foreclosed property income for loans where the sale of the collateral exceeds our recorded investment in the loan;

•	Our belief that the changes in the foreclosure environment will continue to negatively affect our single-family serious delinquency rates, foreclosure timelines and credit-related expenses (income);

•
Our expectation that serious delinquency rates will continue to be affected in the future by home price changes, changes in other macroeconomic conditions, the length of the foreclosure process and the volume of loan modifications;

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

•
Our expectation, based on recent trends, that multifamily starts could return to historical norms by as early as the end of this year, despite the fact that the number of completions expected to occur in 2012 and early 2013 remains below historical norms;

•	Our expectation that mortgage loan delinquencies and foreclosures will remain at high levels in the second half of 2012;

•
Our expectation that, although our results for the second half of 2012 may not be as strong as our results for the first half, our financial results for 2012 overall will be significantly better than our 2011 results;

•	Our expectation that single-family default and severity rates will remain high in 2012 compared to pre-housing crisis levels, but will be lower than in 2011;

•	Our expectation that multifamily foreclosures in 2012 will remain generally commensurate with 2011 levels as certain local markets and properties continue to exhibit weak fundamentals;

•	Our expectation, as a result of recently implemented changes to HARP, that if interest rates remain low we will continue to acquire a high volume of refinancings under HARP;

•
Our expectation that we will acquire many refinancings with LTV ratios greater than 125%, because borrowers were unable to refinance loans with LTV ratios greater than 125% in large numbers until changes to HARP were fully implemented in the second quarter of 2012;

•
Our expectation that the elevated volume of HARP refinancings will decrease when interest rates rise sufficiently or when there is no longer a large population of borrowers with loans that have high LTV ratios who would benefit from refinancing;

•	Our expectation that the volume of refinancings we acquire in 2012 will be similar to or greater than the volume of refinancings we acquired in 2011;

•	Our expectation that the volume of our loan acquisitions in 2012 will be similar to or greater than our loan acquisitions in 2011;

•
Our estimation that total originations in the U.S. single-family mortgage market in 2012 will increase from 2011 levels by approximately 9%, from an estimated $1.36 trillion to an estimated $1.49 trillion, and that the amount of originations in the U.S. single-family mortgage market that are refinancings will increase from approximately $900 billion to approximately $980 billion;

•
Our expectation that home prices may decline again through early 2013, and our additional expectation that, if current market trends continue, home prices will not decline on a national basis below their first quarter 2012 levels;

•	Our expectation of continued significant regional variation in home price changes and the timing of home price stabilization;

•	Our expectation that our credit-related expenses for all of 2012 will be lower than for 2011;

•	Our expectation that our credit losses will remain high in 2012 relative to pre-housing crisis levels;

•	Our expectation that our realization of some credit losses will be delayed to the extent delays in foreclosures continue in 2012;

•
Our expectation that, although we may experience period-to-period volatility in earnings and comprehensive income, we will not generate net income or comprehensive income in excess of our annual dividend obligation to Treasury over the long term;

•	Our expectation that, over time, our dividend obligation to Treasury will increasingly drive our future draws under the senior preferred stock purchase agreement;

•	Our expectation that, in some future quarters, we will be able to generate comprehensive income sufficient to cover at least a portion of our quarterly dividend payment to Treasury;

•	Our expectation that we will receive additional draws under the senior preferred stock purchase agreement, which will further increase the dividends we owe to Treasury on the senior preferred stock;

•	Our expectation that uncertainty regarding the future of our company will continue;

•
Our expectation that we will continue to purchase loans from MBS trusts as they become four or more consecutive monthly payments delinquent subject to market conditions, economic benefit, servicer capacity, and other factors, including the limit on the mortgage assets that we may own pursuant to the senior preferred stock purchase agreement;

•
Our expectation that Congressional hearings on GSE reform will continue and additional legislation will be considered and proposals will be discussed, including proposals that would result in a substantial change to our business structure or that involve Fannie Mae’s liquidation or dissolution;

•
Our belief that, as drafted, bills introduced in Congress that would require FHFA to make a determination within two years of enactment regarding whether the GSEs were financially viable and, if the GSEs were determined to be not financially viable, to place them into receivership may, upon enactment, impair our ability to issue securities in the capital markets and therefore our ability to conduct our business, absent the federal government providing an explicit guarantee of our existing and future liabilities;

•
Our expectation that our acquisitions of Alt-A mortgage loans (which are limited to refinancings of existing Fannie Mae loans) will continue to be minimal in future periods and the percentage of the book of business attributable to Alt-A will continue to decrease over time;

•	Our expectation that loans we acquire under Refi Plus, including HARP, may not perform as well as the other loans we have acquired since the beginning of 2009;

•
Our expectation that Refi Plus loans, including HARP loans, will perform better than the loans they replace because Refi Plus loans should reduce the borrowers’ monthly payments or provide more stable terms than the borrowers’ old loans (for example, by refinancing into a mortgage with a fixed interest rate instead of an adjustable rate);

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

•	Our expectation that the change in our loan delivery agreement with Bank of America will not be material to our business or results of operations;

•	Our expectations regarding recoveries from lenders under risk sharing arrangements, and the possibility that we may require a lender to pledge collateral to secure its recourse obligations;

•	Our beliefs regarding whether our financial guarantor counterparties will be able to fully meet their obligations to us in the future;

•	Our belief that we have limited credit exposure on government loans;

•	Our expectation that the ultimate performance of all our loans will be affected by macroeconomic trends, including unemployment, the economy, and home prices; and

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

Item 1.  Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Balance Sheets — (Unaudited)
(Dollars in millions, except share amounts)

	As of
	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$24,728	$17,539
Restricted cash (includes $51,205 and $45,900, respectively, related to consolidated trusts)	55,985	50,797
Federal funds sold and securities purchased under agreements to resell or similar arrangements	24,000	46,000
Investments in securities:
Trading, at fair value	50,935	74,198
Available-for-sale, at fair value (includes $998 and $1,191, respectively, related to consolidated trusts)	69,694	77,582
Total investments in securities	120,629	151,780
Mortgage loans:
Loans held for sale, at lower of cost or fair value (includes $72 and $66, respectively, related to consolidated trusts)	455	311
Loans held for investment, at amortized cost:
Of Fannie Mae	369,660	380,134
Of consolidated trusts (includes $5,231 and $3,611 respectively, at fair value and loans pledged as collateral that may be sold or repledged of $1,126 and $798, respectively)	2,616,502	2,590,332
Total loans held for investment	2,986,162	2,970,466
Allowance for loan losses	(63,375)	(72,156)
Total loans held for investment, net of allowance	2,922,787	2,898,310
Total mortgage loans	2,923,242	2,898,621
Accrued interest receivable, net (includes $8,107 and $8,466, respectively, related to consolidated trusts)	9,668	10,000
Acquired property, net	10,387	11,373
Other assets (includes cash pledged as collateral of $1,535 and $1,109, respectively)	26,981	25,374
Total assets	$3,195,620	$3,211,484
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Accrued interest payable (includes $9,018 and $9,302, respectively, related to consolidated trusts)	$11,858	$12,648
Federal funds purchased and securities sold under agreements to repurchase	153	—
Debt:
Of Fannie Mae (includes $831 and $838, respectively, at fair value)	659,389	732,444
Of consolidated trusts (includes $4,600 and $3,939, respectively, at fair value)	2,504,499	2,457,428
Other liabilities (includes $762 and $629, respectively, related to consolidated trusts)	16,951	13,535
Total liabilities	3,192,850	3,216,055
Commitments and contingencies (Note 13)	—	—
Fannie Mae stockholders’ equity (deficit):
Senior preferred stock, 1,000,000 shares issued and outstanding	117,149	112,578
Preferred stock, 700,000,000 shares are authorized—555,374,922 shares issued and outstanding	19,130	19,130
Common stock, no par value, no maximum authorization—1,308,762,703 shares issued, 1,158,069,699 and 1,157,767,400 shares outstanding, respectively	687	687
Accumulated deficit	(126,300)	(128,381)
Accumulated other comprehensive loss	(545)	(1,235)
Treasury stock, at cost, 150,693,004 and 150,995,303 shares, respectively	(7,401)	(7,403)
Total Fannie Mae stockholders’ equity (deficit)	2,720	(4,624)
Noncontrolling interest	50	53
Total equity (deficit)	2,770	(4,571)
Total liabilities and equity (deficit)	$3,195,620	$3,211,484

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — (Unaudited)
(Dollars and shares in millions, except per share amounts)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Trading securities	$73	$264	$522	$548
Available-for-sale securities	1,035	1,152	1,762	2,365
Mortgage loans (includes $28,424 and $31,613, respectively, for the three months ended and $57,425 and $63,478, respectively, for the six months ended related to consolidated trusts)	32,023	35,333	64,593	70,923
Other	40	25	78	53
Total interest income	33,171	36,774	66,955	73,889
Interest expense:
Short-term debt	32	81	74	188
Long-term debt (includes $24,714 and $27,919, respectively, for the three months ended and $50,074 and $55,771, respectively, for the six months ended related to consolidated trusts)	27,711	31,721	56,256	63,769
Total interest expense	27,743	31,802	56,330	63,957
Net interest income	5,428	4,972	10,625	9,932
Benefit (provision) for credit losses	3,041	(6,537)	1,041	(17,091)
Net interest income (loss) after benefit (provision) for credit losses	8,469	(1,565)	11,666	(7,159)
Investment gains, net	131	171	247	246
Other-than-temporary impairments	(196)	(28)	(276)	(85)
Noncredit portion of other-than-temporary impairments recognized in other comprehensive income	(403)	(28)	(387)	(15)
Net other-than-temporary impairments	(599)	(56)	(663)	(100)
Fair value losses, net	(2,449)	(1,634)	(2,166)	(1,345)
Debt extinguishment losses, net	(93)	(43)	(127)	(30)
Fee and other income	395	265	770	502
Non-interest loss	(2,615)	(1,297)	(1,939)	(727)
Administrative expenses:
Salaries and employee benefits	292	310	598	630
Professional services	179	169	347	358
Occupancy expenses	48	43	91	85
Other administrative expenses	48	47	95	101
Total administrative expenses	567	569	1,131	1,174
Foreclosed property (income) expense	(70)	(478)	269	10
Other expenses	238	32	490	384
Total expenses	735	123	1,890	1,568
Income (loss) before federal income taxes	5,119	(2,985)	7,837	(9,454)
Benefit for federal income taxes	—	(93)	—	(91)
Net income (loss)	5,119	(2,892)	7,837	(9,363)
Other comprehensive income (loss):
Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes	320	(1)	675	178
Other	8	3	15	5
Total other comprehensive income	328	2	690	183
Total comprehensive income (loss)	5,447	(2,890)	8,527	(9,180)
Less: Comprehensive income attributable to the noncontrolling interest	(5)	(1)	(4)	(1)
Total comprehensive income (loss) attributable to Fannie Mae	$5,442	$(2,891)	$8,523	$(9,181)
Net income (loss)	$5,119	$(2,892)	$7,837	$(9,363)
Less: Net income attributable to the noncontrolling interest	(5)	(1)	(4)	(1)
Net income (loss) attributable to Fannie Mae	5,114	(2,893)	7,833	(9,364)
Preferred stock dividends	(2,929)	(2,282)	(5,746)	(4,498)
Net income (loss) attributable to common stockholders	$2,185	$(5,175)	$2,087	$(13,862)
Earnings (loss) per share:
Basic	$0.38	$(0.90)	$0.36	$(2.43)
Diluted	0.37	(0.90)	0.35	(2.43)
Weighted-average common shares outstanding:
Basic	5,762	5,730	5,762	5,714
Diluted	5,893	5,730	5,893	5,714

See Notes to Condensed Consolidated Financial Statements

FANNIE MAE
(In conservatorship)
Condensed Consolidated Statements of Cash Flows — (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,

	2012	2011

Net cash provided by (used in) operating activities	$24,135	$(2,095)
Cash flows provided by investing activities:
Purchases of trading securities held for investment	(1,095)	(545)
Proceeds from maturities and paydowns of trading securities held for investment	1,763	1,051
Proceeds from sales of trading securities held for investment	693	516
Purchases of available-for-sale securities	(25)	(44)
Proceeds from maturities and paydowns of available-for-sale securities	5,972	6,933
Proceeds from sales of available-for-sale securities	696	1,850
Purchases of loans held for investment	(81,192)	(26,000)
Proceeds from repayments of loans held for investment of Fannie Mae	14,236	11,722
Proceeds from repayments of loans held for investment of consolidated trusts	355,110	226,210
Net change in restricted cash	(5,188)	26,099
Advances to lenders	(56,489)	(27,990)
Proceeds from disposition of acquired property and preforeclosure sales	20,570	24,142
Net change in federal funds sold and securities purchased under agreements to resell
or similar agreements	22,000	(7,749)
Other, net	(92)	(33)
Net cash provided by investing activities	276,959	236,162
Cash flows used in financing activities:
Proceeds from issuance of debt of Fannie Mae	337,683	345,028
Payments to redeem debt of Fannie Mae	(408,557)	(401,125)
Proceeds from issuance of debt of consolidated trusts	160,523	117,760
Payments to redeem debt of consolidated trusts	(382,520)	(305,465)
Payments of cash dividends on senior preferred stock to Treasury	(5,750)	(4,497)
Proceeds from senior preferred stock purchase agreement with Treasury	4,571	11,100
Net change in federal funds purchased and securities sold under agreements to repurchase	153	—
Other, net	(8)	109
Net cash used in financing activities	(293,905)	(237,090)
Net increase (decrease) in cash and cash equivalents	7,189	(3,023)
Cash and cash equivalents at beginning of period	17,539	17,297
Cash and cash equivalents at end of period	$24,728	$14,274
Cash paid during the period for interest	$60,926	$65,710

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
The conservator has the power to transfer or sell any asset or liability of Fannie Mae (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Fannie Mae mortgage-backed securities (“MBS”) trust must be held by the conservator for the beneficial owners of the Fannie Mae MBS and cannot be used to satisfy the general creditors of Fannie Mae. As of August 8, 2012, FHFA has not exercised this power.
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
FHFA has announced that, during the conservatorship, our existing statutory and FHFA-directed regulatory capital requirements will not be binding and that FHFA will not issue quarterly capital classifications. We submit capital reports to FHFA and FHFA monitors our capital levels. The deficit of core capital over statutory minimum capital was $145.1 billion as of June 30, 2012 and $148.4 billion as of December 31, 2011.
The conservatorship has no specified termination date and there continues to be uncertainty regarding the future of our company, including how long the company will continue to exist in its current form, the extent of our role in the market, what form we will have, and what ownership interest, if any, our current common and preferred stockholders will hold in us after the conservatorship is terminated. Under the GSE Act, FHFA must place us into receivership if the Director of FHFA makes a written determination that our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, the Director of FHFA may place us in receivership at his discretion at any time for other reasons, including conditions that FHFA has already asserted existed at the time the former Director of FHFA placed us into conservatorship. Placement into receivership would have a material adverse effect on holders of our common stock, preferred stock, debt securities and Fannie Mae MBS. Should we be placed into receivership, different assumptions would be required to determine the carrying value of our assets, which could lead to substantially different financial results. We are not aware of any plans of FHFA to significantly change our business model or capital structure in the near term.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
Pursuant to the senior preferred stock purchase agreement, Treasury has committed to provide us with funding as described below to help us maintain a positive net worth thereby avoiding the mandatory receivership trigger described above. We have received a total of $116.1 billion from Treasury pursuant to the senior preferred stock purchase agreement as of June 30, 2012. The aggregate liquidation preference of the senior preferred stock, including the initial aggregate liquidation preference of $1.0 billion, remains at $117.1 billion as of June 30, 2012.
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

We were scheduled to begin paying a quarterly commitment fee to Treasury under the senior preferred stock purchase agreement beginning on March 31, 2011; however, Treasury waived the quarterly commitment fee for each quarter of 2011 and the first, second and third quarters of 2012 due to the continued fragility of the U.S. mortgage market and Treasury’s belief that the imposition of the quarterly commitment fee would not generate increased compensation for taxpayers. In its notification to FHFA that it had waived the quarterly commitment fee for the third quarter of 2012, Treasury indicated that it will reevaluate the situation during the next calendar quarter to determine whether the quarterly commitment fee should then be set. The agreement provides that Treasury may waive the periodic commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market.
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
In February 2011, Treasury and HUD released a report to Congress on reforming America’s housing finance market. The

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

report provides that the Obama Administration will work with FHFA to determine the best way to responsibly reduce Fannie Mae’s and Freddie Mac’s role in the market and ultimately wind down both institutions. The report emphasizes the importance of proceeding with a careful transition plan and providing the necessary financial support to Fannie Mae and Freddie Mac during the transition period. In February 2012, Treasury Secretary Geithner stated that the Administration intended to release new details around approaches to housing finance reform, including winding down Fannie Mae and Freddie Mac, and to work with Congressional leaders to explore options for legislation, but that he does not expect housing finance reform legislation to be enacted in 2012. We cannot predict the prospects for the enactment, timing or content of legislative proposals regarding the future of the GSEs.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany accounts and transactions have been eliminated. Results for the three and six months ended June 30, 2012 may not necessarily be indicative of the results for the year ending December 31, 2012. The unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), filed with the SEC on February 29, 2012.
Related Parties
As a result of our issuance to Treasury of the warrant to purchase shares of Fannie Mae common stock equal to 79.9% of the total number of shares of Fannie Mae common stock, we and Treasury are deemed related parties. As of June 30, 2012, Treasury held an investment in our senior preferred stock with an aggregate liquidation preference of $117.1 billion. Our administrative expenses were reduced by $26 million and $25 million for the three months ended June 30, 2012 and 2011, respectively, and $48 million and $60 million for the six months ended June 30, 2012 and 2011, respectively, due to reimbursements from Treasury and Freddie Mac for expenses incurred as program administrator for Treasury’s Home Affordable Modification Program (“HAMP”) and other initiatives under Treasury’s Making Home Affordable Program.
During the six months ended June 30, 2011, we received a refund of $1.1 billion from the Internal Revenue Service (“IRS”) related to the carryback of our 2009 operating loss to the 2008 and 2007 tax years. In addition, in June 2011, we effectively settled our 2007 and 2008 tax years with the IRS and, as a result, we recognized an income tax benefit of $90 million in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2011.
Under the temporary credit and liquidity facilities (“TCLF”) program, we had $2.5 billion and $3.0 billion outstanding, which includes principal and interest, of three-year standby credit and liquidity support as of June 30, 2012 and December 31, 2011, respectively. Under the new issue bond (“NIB”) program, we had $6.9 billion and $7.5 billion outstanding of pass-through securities backed by single-family and multifamily housing bonds issued by housing finance agencies (“HFAs”) as of June 30, 2012 and December 31, 2011, respectively. Treasury will bear any initial losses of principal under the TCLF program and the NIB program up to 35% of the total original principal on a combined program-wide basis, and thereafter we will bear the losses of principal that are attributable to the TCLF and the securities we have issued. Treasury will also bear any losses of unpaid interest under the two programs. As of June 30, 2012, there had been no losses of principal or interest under the TCLF program or the NIB program.
As described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in our 2011 Form 10-K, in December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, required that we increase our single-family guaranty fees by at least 10 basis points and remit this increase to Treasury. Effective April 1, 2012, the guaranty fee on all single-family residential mortgages delivered to Fannie Mae and Freddie Mac on or after that date for securitization was increased by 10 basis points. The resulting fee revenue and expense are recorded in “Mortgage loans interest income” and “Other expenses,” respectively, in our condensed

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

consolidated statements of operations and comprehensive income (loss). As of June 30, 2012, our liability to Treasury for the remittance of this guaranty fee was $26 million.
FHFA’s control of both us and Freddie Mac has caused us and Freddie Mac to be related parties. No transactions outside of normal business activities have occurred between us and Freddie Mac. As of June 30, 2012 and December 31, 2011, we held Freddie Mac mortgage-related securities with a fair value of $14.0 billion and $15.6 billion, respectively, and accrued interest receivable of $60 million and $69 million, respectively. We recognized interest income on these securities held by us of $142 million and $172 million for the three months ended June 30, 2012 and 2011, respectively, and $295 million and $360 million for the six months ended June 30, 2012 and 2011, respectively. In addition, Freddie Mac may be an investor in variable interest entities that we have consolidated, and we may be an investor in variable interest entities that Freddie Mac has consolidated.
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
In the three months ended June 30, 2012, we updated our assumptions used to project cash flow estimates on our Alt-A and subprime private-label securities to incorporate recent observable market trends, which included extending the time it takes to liquidate loans underlying these securities and increasing severity rates for loans where the servicer stopped advancing payments. These updates resulted in lower net present value of cash flow projections on our Alt-A and subprime securities and increased our other-than-temporary impairment expense by approximately $500 million.
Collateral
Our liability to third party holders of Fannie Mae MBS that arises as the result of a consolidation of a securitization trust is collateralized by the underlying loans and/or mortgage related securities.
We had reverse repurchase agreements outstanding of $36.1 billion and $49.5 billion as of June 30, 2012 and December 31, 2011, respectively. The fair value of non-cash collateral we accepted was $36.2 billion and $50.1 billion as of June 30, 2012 and December 31, 2011, respectively, of which we were permitted to sell or repledge $27.1 billion and $20.0 billion as of June 30, 2012 and December 31, 2011, respectively. None of the underlying collateral was sold or repledged as of June 30, 2012 or December 31, 2011.
Allowance for Loan Losses and Reserve for Guaranty Losses
In the six months ended June 30, 2012, we identified misstatements in our consideration of the benefit for repurchase requests, as well as in the calculation used to discount the deferred payment obligation for certain mortgage insurers currently in run-off, when estimating the allowance for loan losses as of December 31, 2011. In the three months ended June 30, 2012, we identified a misstatement in the calculation of the default rate used for certain bonds to estimate the reserve for guaranty losses as of December 31, 2011.
To correct the above misstatements, we have recorded an out-of-period adjustment of $1.1 billion to “Benefit (provision) for credit losses” in our condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2012. We have evaluated the effects of these misstatements, both quantitatively and qualitatively, and concluded that no prior periods are materially misstated. We have also concluded that the misstatement is not material to our projected annual 2012 net income.
Earnings (Loss) per Share
Earnings (loss) per share (“EPS”) is presented for both basic EPS and diluted EPS. We compute basic EPS by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In addition to common shares outstanding, the computation of basic EPS includes instruments for which

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

the holder has (or is deemed to have) the present rights as of the end of the reporting period to share in current period earnings (loss) with common stockholders (i.e., participating securities and common shares that are currently issuable for little or no cost to the holder). We include in the denominator of our basic EPS computation the weighted-average number of shares of common stock that would be issued upon the full exercise of the warrant issued to Treasury. Diluted EPS includes all the components of basic EPS, plus the dilutive effect of common stock equivalents such as convertible securities and stock options, but excludes those common stock equivalents from the calculation of diluted EPS when the effect of inclusion, assessed individually, would be anti-dilutive. There was no impact to the numerator of our diluted EPS calculation from the dilutive convertible preferred stock for the three and six months ended June 30, 2012.
The table below presents the computations of basic and diluted weighted average common shares outstanding.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Shares in millions)
Weighted average common shares outstanding—basic	5,762	5,730	5,762	5,714
Convertible preferred stock	131	—	131	—
Weighted average common shares outstanding—diluted	5,893	5,730	5,893	5,714
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
As of June 30, 2012, we consolidated certain VIEs that were not consolidated as of December 31, 2011, generally due to increases in the amount of the certificates issued by the entity that are held in our portfolio (for example, when we hold a substantial portion of the securities issued by Fannie Mae multi-class resecuritization trusts). As a result of consolidating these entities, which had combined total assets of $2.8 billion in unpaid principal balance as of June 30, 2012, we derecognized our investment in these entities and recognized the assets and liabilities of the consolidated entities at fair value.
As of June 30, 2012, we also deconsolidated certain VIEs that were consolidated as of December 31, 2011, generally due to decreases in the amount of the certificates issued by the entity that are held in our portfolio. As a result of deconsolidating

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

these entities, which had combined total assets of $102 million in unpaid principal balance as of December 31, 2011, we derecognized the assets and liabilities of the entities and recognized at fair value our retained interests as securities in our condensed consolidated balance sheets.
Unconsolidated VIEs
We do not consolidate VIEs when we are not deemed to be the primary beneficiary. Our unconsolidated VIEs include securitization trusts, as well as other investment entities. The following table displays the carrying amount and classification of our assets and liabilities that relate to our involvement with unconsolidated VIEs as of June 30, 2012 and December 31, 2011, as well as our maximum exposure to loss and the total assets of those unconsolidated VIEs.

	As of June 30, 2012
	Mortgage-Backed Trusts	Asset-Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities (1)	$62,010	$—	$—
Trading securities (1)	23,285	537	—
Other assets	272	—	116
Other liabilities	(1,695)	—	(138)
Net carrying amount	$83,872	$537	$(22)
Maximum exposure to loss (1)	$93,272	$537	$109
Total assets of unconsolidated VIEs (1)	$636,023	$78,306	$11,336

	As of December 31, 2011
	Mortgage-Backed Trusts	Asset-Backed Trusts	Limited Partnership Investments
	(Dollars in millions)
Assets and liabilities recorded in our condensed consolidated balance sheets:
Assets:
Available-for-sale securities (1)	$69,101	$—	$—
Trading securities (1)	24,292	2,111	—
Other assets	271	—	145
Other liabilities	(1,347)	—	(153)
Net carrying amount	$92,317	$2,111	$(8)
Maximum exposure to loss (1)	$100,146	$2,111	$137
Total assets of unconsolidated VIEs (1)	$641,346	$256,845	$12,256
__________

(1)	Contains securities recognized in our condensed consolidated balance sheets due to consolidation of certain multi-class resecuritization trusts.
Our maximum exposure to loss generally represents the greater of our recorded investment in the entity or the unpaid principal balance of the assets covered by our guaranty. However, our securities issued by Fannie Mae multi-class resecuritization trusts that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Transfers of Financial Assets
We issue Fannie Mae MBS through portfolio securitization transactions by transferring pools of mortgage loans or mortgage-related securities to one or more trusts or special purpose entities. We are considered to be the transferor when we transfer assets from our own portfolio in a portfolio securitization transaction. For the three months ended June 30, 2012 and 2011, the unpaid principal balance of portfolio securitizations was $46.4 billion and $27.3 billion, respectively. For the six months ended June 30, 2012 and 2011, the unpaid principal balance of portfolio securitizations was $88.1 billion and $56.6 billion, respectively.
The following table displays some key characteristics of the securities retained in unconsolidated portfolio securitization trusts.

	Fannie Mae Single-class MBS & Fannie Mae Megas		REMICS & SMBS(1)
	(Dollars in millions)
As of June 30, 2012
Unpaid principal balance	$526		$10,407
Fair value	585		11,679
Weighted-average coupon	6.21%		5.67%
Weighted-average loan age	5.9	years	4.3	years
Weighted-average maturity	23.0	years	16.1	years

As of December 31, 2011
Unpaid principal balance	$588		$12,697
Fair value	654		14,043
Weighted-average coupon	6.21%		5.86%
Weighted-average loan age	5.4	years	4.5	years
Weighted-average maturity	23.5	years	18.6	years
__________

(1)	Consists of Real Estate Mortgage Investment Conduits (“REMICs”) and stripped mortgage-backed securities (“SMBS”).
For the three months ended June 30, 2012 and 2011, the principal and interest received on retained interests was $636 million and $715 million, respectively. For the six months ended June 30, 2012 and 2011, the principal and interest received on retained interests was $1.3 billion and $1.5 billion, respectively.
Managed Loans
We define “managed loans” as on-balance sheet mortgage loans as well as mortgage loans that we have securitized in unconsolidated portfolio securitization trusts. The following table displays the unpaid principal balances of managed loans, including those managed loans that were delinquent as of June 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2012		December 31, 2011
	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)	Unpaid Principal Balance	Principal Amount of Delinquent Loans(1)
	(Dollars in millions)
Loans held for investment:
Of Fannie Mae	$385,172	$111,800	$396,276	$122,392
Of consolidated trusts	2,586,317	18,793	2,570,339	24,893
Loans held for sale	453	127	312	57
Securitized loans	2,196	2	2,273	71
Total loans managed	$2,974,138	$130,722	$2,969,200	$147,413
__________

(1)
Represents the unpaid principal balance of loans held for investment, loans held for sale and securitized loans for which we are no longer accruing interest and loans 90 days or more delinquent which are continuing to accrue interest.

Qualifying Sales of Portfolio Securitizations
The majority of our portfolio securitization transactions do not qualify for sale treatment as we consolidate the substantial majority of our single-class MBS trusts. We report assets and liabilities of consolidated trusts created via portfolio securitization transactions that do not qualify as sales in our condensed consolidated balance sheets.
We recognize assets obtained and liabilities incurred in qualifying sales of portfolio securitizations at fair value. Proceeds from the initial sale of securities from portfolio securitizations were $163 million and $513 million for the three months ended June 30, 2012 and 2011, respectively. Proceeds from the initial sale of securities from portfolio securitizations were $296 million and $621 million for the six months ended June 30, 2012 and 2011, respectively. Our continuing involvement in the form of guaranty assets and guaranty liabilities with assets that were transferred into unconsolidated trusts is not material to our condensed consolidated financial statements.
Other Securitizations
We also completed other portfolio securitization transactions that did not qualify as sales during the six months ended June 30, 2012 and were accounted for as secured borrowings. Proceeds from these transactions were $421 million and were recorded as long-term debt of Fannie Mae in our condensed consolidated balance sheet. As of June 30, 2012, the fair value of trading securities underlying these transactions was $201 million, and the unpaid principal balance of mortgage loans of consolidated trusts underlying these transactions was $227 million. The related assets have been transferred to MBS trusts and are restricted solely for the purpose of servicing the related MBS. We did not complete any securitizations of this type during the six months ended June 30, 2011.
3.  Mortgage Loans
The following table displays our mortgage loans as of June 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2012			December 31, 2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family	$316,090	$2,475,043	$2,791,133	$319,496	$2,470,533	$2,790,029
Multifamily	69,463	111,346	180,809	77,026	99,872	176,898
Total unpaid principal balance of mortgage loans	385,553	2,586,389	2,971,942	396,522	2,570,405	2,966,927
Cost basis and fair value adjustments, net	(15,510)	30,185	14,675	(16,143)	19,993	3,850
Allowance for loan losses for loans held for investment	(52,082)	(11,293)	(63,375)	(57,309)	(14,847)	(72,156)
Total mortgage loans	$317,961	$2,605,281	$2,923,242	$323,070	$2,575,551	$2,898,621
During the three and six months ended June 30, 2012, we redesignated loans with a carrying value of $14 million from held for investment (“HFI”) to held for sale (“HFS”). During the three months ended June 30, 2011, there were no loans redesignated from HFI to HFS. During the six months ended June 30, 2011, we redesignated loans with a carrying value of $561 million from HFI to HFS.
Nonaccrual Loans
We discontinue accruing interest on loans when we believe collectibility of principal or interest is not reasonably assured, which for single-family loans we have determined, based on our historical experience, to be when the loan becomes 60 days or more past due according to its contractual terms. We generally place multifamily loans on nonaccrual status when the loan is deemed to be individually impaired, unless the loan is well secured such that collectibility of principal and accrued interest is reasonably assured.
When a loan is placed on nonaccrual status, interest previously accrued but not collected becomes part of our recorded investment in the loan and is collectively reviewed for impairment. For single-family loans, we recognize interest income for loans on nonaccrual status when cash is received. For multifamily loans on nonaccrual status, we apply any payment received on a cost recovery basis to reduce principal on the mortgage loan.
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
Aging Analysis
The following tables display an aging analysis of the total recorded investment in our HFI mortgage loans, excluding loans for which we have elected the fair value option, by portfolio segment and class as of June 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2012(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$38,978	$12,844	$73,084	$124,906	$2,387,341	$2,512,247	$105	$85,781
Government(4)	86	42	328	456	50,884	51,340	328	—
Alt-A	6,297	2,522	25,048	33,867	131,105	164,972	16	27,549
Other(5)	2,911	1,158	9,829	13,898	66,441	80,339	76	10,842
Total single-family	48,272	16,566	108,289	173,127	2,635,771	2,808,898	525	124,172
Multifamily(6)	169	NA	540	709	182,640	183,349	—	2,072
Total	$48,441	$16,566	$108,829	$173,836	$2,818,411	$2,992,247	$525	$126,244

	As of December 31, 2011(1)
	30 - 59 Days Delinquent	60 - 89 Days Delinquent	Seriously Delinquent(2)	Total Delinquent	Current	Total	Recorded Investment in Loans 90 Days or More Delinquent and Accruing Interest	Recorded Investment in Nonaccrual Loans
	(Dollars in millions)
Single-family:
Primary(3)	$43,516	$15,282	$80,712	$139,510	$2,341,646	$2,481,156	$111	$95,959
Government(4)	109	49	327	485	51,391	51,876	327	—
Alt-A	7,155	3,054	28,323	38,532	138,880	177,412	14	31,356
Other(5)	3,403	1,431	11,277	16,111	73,115	89,226	96	12,533
Total single-family	54,183	19,816	120,639	194,638	2,605,032	2,799,670	548	139,848
Multifamily(6)	210	NA	1,105	1,315	177,906	179,221	—	2,764
Total	$54,393	$19,816	$121,744	$195,953	$2,782,938	$2,978,891	$548	$142,612
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Single-family seriously delinquent loans are loans that are 90 days or more past due or in the foreclosure process. Multifamily seriously delinquent loans are loans that are 60 days or more past due.

(3)	Consists of mortgage loans that are not included in other loan classes.

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
Credit Quality Indicators
The following table displays the total recorded investment in our single-family HFI loans, excluding loans for which we have elected the fair value option, by class and credit quality indicator as of June 30, 2012 and December 31, 2011. The single-family credit quality indicator is updated quarterly.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2012(1)(2)			December 31, 2011(1)(2)
	Primary (3)	Alt-A	Other (4)	Primary (3)	Alt-A	Other (4)
	(Dollars in millions)
Estimated mark-to-market LTV ratio: (5)
Less than or equal to 80%	$1,582,116	$58,906	$22,573	$1,464,348	$61,618	$23,414
Greater than 80% and less than or equal to 90%	372,620	19,484	8,067	412,342	21,369	9,224
Greater than 90% and less than or equal to 100%	233,739	18,011	8,228	246,648	19,790	9,445
Greater than 100% and less than or equal to 110%	116,616	15,292	7,985	128,428	16,164	8,951
Greater than 110% and less than or equal to 120%	67,940	11,992	7,223	73,836	12,534	7,912
Greater than 120% and less than or equal to 125%	24,343	4,852	3,118	25,750	5,087	3,557
Greater than 125%	114,873	36,435	23,145	129,804	40,850	26,723
Total	$2,512,247	$164,972	$80,339	$2,481,156	$177,412	$89,226
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Excludes $51.3 billion and $51.9 billion as of June 30, 2012 and December 31, 2011, respectively, of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not Alt-A loans. The segment class is primarily reverse mortgages for which we do not calculate an estimated mark-to-market LTV.

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

The following table displays the total recorded investment in our multifamily HFI loans, excluding loans for which we have elected the fair value option, by credit quality indicator as of June 30, 2012 and December 31, 2011. The multifamily credit quality indicator is updated quarterly.

	As of
	June 30,	December 31,
	2012(1)	2011(1)
	(Dollars in millions)
Credit risk profile by internally assigned grade:(2)
Green	$142,759	$131,740
Yellow(3)	23,314	28,354
Orange	16,164	17,355
Red	1,112	1,772
Total	$183,349	$179,221
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)
Green (loan with acceptable risk); yellow (loan with signs of potential weakness); orange (loan with a well defined weakness that may jeopardize the timely full repayment); and red (loan with a weakness that makes timely collection or liquidation in full more questionable based on existing conditions and values).

(3)
Includes approximately $5.6 billion and $6.9 billion of unpaid principal balance as of June 30, 2012 and December 31, 2011, respectively, classified as yellow due to no available financial information.

Individually Impaired Loans
Individually impaired loans include TDRs, acquired credit-impaired loans, and multifamily loans that we have assessed as probable that we will not collect all contractual amounts due, regardless of whether we are currently accruing interest. The

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

following tables display the total recorded investment, unpaid principal balance, and related allowance as of June 30, 2012 and December 31, 2011 and interest income recognized and average recorded investment for the three and six months ended June 30, 2012 and 2011 for individually impaired loans.

	As of
	June 30, 2012				December 31, 2011
	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable	Unpaid Principal Balance	Total Recorded Investment (1)	Related Allowance for Loan Losses	Related Allowance for Accrued Interest Receivable
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary(2)	$117,485	$110,755	$27,183	$568	$116,825	$109,684	$29,598	$674
Government (3)	188	185	28	4	258	258	67	8
Alt-A	34,513	31,801	10,358	225	34,318	31,516	11,121	268
Other (4)	16,011	15,230	4,838	80	16,181	15,363	5,353	99
Total single-family	168,197	157,971	42,407	877	167,582	156,821	46,139	1,049
Multifamily	2,475	2,498	508	13	2,832	2,855	718	32
Total individually impaired loans with related allowance recorded	170,672	160,469	42,915	890	170,414	159,676	46,857	1,081

With no related allowance recorded:(5)
Single-family:
Primary(2)	11,364	8,410	—	—	9,370	6,471	—	—
Government(3)	116	112	—	—	25	17	—	—
Alt-A	3,297	1,825	—	—	3,056	1,538	—	—
Other (4)	749	441	—	—	680	367	—	—
Total single-family	15,526	10,788	—	—	13,131	8,393	—	—
Multifamily	1,755	1,764	—	—	1,759	1,771	—	—
Total individually impaired loans with no related allowance recorded	17,281	12,552	—	—	14,890	10,164	—	—
Total individually impaired loans(6)	$187,953	$173,021	$42,915	$890	$185,304	$169,840	$46,857	$1,081

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2012			2011
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary (2)	$110,527	$967	$149	$97,984	$911	$326
Government (3)	204	3	—	274	3	—
Alt-A	31,600	253	35	28,862	239	96
Other (4)	15,218	110	16	14,158	106	41
Total single-family	157,549	1,333	200	141,278	1,259	463
Multifamily	2,499	34	1	2,055	23	2
Total individually impaired loans with related allowance recorded	160,048	1,367	201	143,333	1,282	465

With no related allowance recorded: (5)
Single-family:
Primary (2)	7,367	254	61	7,399	144	31
Government (3)	88	1	—	15	3	—
Alt-A	1,672	60	13	1,959	53	7
Other (4)	399	20	6	541	13	3
Total single-family	9,526	335	80	9,914	213	41
Multifamily	1,712	26	—	686	10	2
Total individually impaired loans with no related allowance recorded	11,238	361	80	10,600	223	43
Total individually impaired loans	$171,286	$1,728	$281	$153,933	$1,505	$508

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2012			2011
	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis	Average Recorded Investment	Total Interest Income Recognized (7)	Interest Income Recognized on a Cash Basis
	(Dollars in millions)
Individually impaired loans:
With related allowance recorded:
Single-family:
Primary (2)	$110,154	$1,940	$322	$97,723	$1,815	$367
Government (3)	227	6	—	265	6	—
Alt-A	31,543	506	74	29,213	481	98
Other (4)	15,232	220	34	14,108	212	47
Total single-family	157,156	2,672	430	141,309	2,514	512
Multifamily	2,620	65	1	2,135	48	3
Total individually impaired loans with related allowance recorded	159,776	2,737	431	143,444	2,562	515

With no related allowance recorded: (5)
Single-family:
Primary (2)	7,053	438	115	5,695	252	88
Government (3)	58	3	—	11	4	—
Alt-A	1,628	111	28	1,331	86	26
Other (4)	390	39	13	385	21	7
Total single-family	9,129	591	156	7,422	363	121
Multifamily	1,732	47	1	711	25	5
Total individually impaired loans with no related allowance recorded	10,861	638	157	8,133	388	126
Total individually impaired loans	$170,637	$3,375	$588	$151,577	$2,950	$641
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.

(2)	Consists of mortgage loans that are not included in other loan classes.

(3)	Consists of mortgage loans guaranteed or insured, in whole or in part, by the U.S. government or one of its agencies that are not
Alt-A.

(4)	Includes loans with higher-risk characteristics, such as interest-only loans and negative-amortizing loans that are neither government nor Alt-A.

(5)	The discounted cash flows or collateral value equals or exceeds the carrying value of the loan and, as such, no valuation allowance is required.

(6)
Includes single-family loans restructured in a TDR with a recorded investment of $165.9 billion and $161.9 billion as of June 30, 2012 and December 31, 2011, respectively. Includes multifamily loans restructured in a TDR with a recorded investment of $1.0 billion and $956 million as of June 30, 2012 and December 31, 2011, respectively.

(7)
Total single-family interest income recognized of $1.7 billion and $1.5 billion for the three months ended June 30, 2012 and 2011, respectively, consists of $1.2 billion and $1.1 billion of contractual interest and $436 million and $383 million of effective yield adjustments. Total single-family interest income recognized of $3.3 billion and $2.9 billion for the six months ended June 30, 2012 and 2011, respectively, consists of $2.4 billion and $2.1 billion of contractual interest and $823 million and $735 million of effective yield adjustments.

Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. In addition to formal loan modifications, we also engage in other loss mitigation activities with troubled borrowers, which include repayment plans and forbearance arrangements, both of which represent informal

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

agreements with the borrower that do not result in the legal modification of the loan’s contractual terms. We account for these informal restructurings as a TDR if we defer more than three missed payments. The substantial majority of the loan modifications we complete result in term extensions, interest rate reductions or a combination of both. During the three months ended June 30, 2012 and 2011, the average term extension of a single-family modified loan was 119 and 76 months, respectively, and the average interest rate reduction was 2.34 and 3.37 percentage points, respectively. During the six months ended June 30, 2012 and 2011, the average term extension of a single-family modified loan was 124 and 71 months, respectively, and the average interest rate reduction was 2.30 and 3.46 percentage points, respectively.
The following table displays the number of loans and recorded investment in loans restructured in a TDR for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,
	2012		2011
	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
	(Dollars in millions)
Single-family:
Primary (2)	31,886	$5,367	35,192	$6,365
Government (3)	92	14	122	21
Alt-A	6,293	1,286	7,292	1,586
Other (4)	2,193	549	3,399	851
Total single-family	40,464	7,216	46,005	8,823
Multifamily	8	65	19	109
Total troubled debt restructurings	40,472	$7,281	46,024	$8,932

	For the Six Months Ended June 30,
	2012		2011
	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
	(Dollars in millions)
Single-family:
Primary (2)	58,770	$9,954	71,957	$13,189
Government (3)	202	28	296	62
Alt-A	10,938	2,253	14,790	3,267
Other (4)	3,853	958	6,995	1,771
Total single-family	73,763	13,193	94,038	18,289
Multifamily	21	133	29	175
Total troubled debt restructurings	73,784	$13,326	94,067	$18,464
__________

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
The following table displays the number of loans and recorded investment in loans that had a payment default for the three and six months ended June 30, 2012 and 2011 and were modified in a TDR in the twelve months prior to the payment default. For purposes of this disclosure, we define loans that had a payment default as single-family and multifamily loans with completed TDRs that liquidated during the period, either through foreclosure, deed-in-lieu of foreclosure or a short sale,

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

single-family loans with completed modifications that are two or more months delinquent during the period or multifamily loans with completed modifications that are one or more months delinquent during the period.

	For the Three Months Ended June 30,
	2012		2011
	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
	(Dollars in millions)
Single-family:
Primary (2)	10,704	$1,827	16,041	$2,822
Government (3)	49	7	104	30
Alt-A	2,016	403	3,687	813
Other (4)	961	235	1,673	407
Total single-family	13,730	2,472	21,505	4,072
Multifamily	1	1	5	25
Total TDRs that subsequently defaulted	13,731	$2,473	21,510	$4,097

	For the Six Months Ended June 30,
	2012		2011
	Number of Loans	Recorded Investment (1)	Number of Loans	Recorded Investment (1)
	(Dollars in millions)
Single-family:
Primary (2)	22,576	$3,901	37,987	$6,696
Government (3)	99	17	182	51
Alt-A	4,259	869	8,696	1,879
Other (4)	2,156	523	3,865	937
Total single-family	29,090	5,310	50,730	9,563
Multifamily	2	3	8	49
Total TDRs that subsequently defaulted	29,092	$5,313	50,738	$9,612
__________

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
The following table displays changes in single-family, multifamily and total allowance for loan losses for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$56,108	$12,630	$68,738	$52,671	$13,413	$66,084
(Benefit) provision for loan losses(1)	(3,244)	(70)	(3,314)	2,954	2,723	5,677
Charge-offs(2)(3)	(3,724)	(208)	(3,932)	(5,341)	(758)	(6,099)
Recoveries	441	44	485	1,819	550	2,369
Transfers(4)	1,607	(1,607)	—	2,750	(2,750)	—
Other(5)	134	23	157	96	(100)	(4)
Ending balance	$51,322	$10,812	$62,134	$54,949	$13,078	$68,027
Multifamily allowance for loan losses:
Beginning balance	$893	$478	$1,371	$1,037	$436	$1,473
(Benefit) provision for loan losses(1)	(85)	12	(73)	86	39	125
Charge-offs(2)(3)	(59)	—	(59)	(119)	—	(119)
Transfers(4)	9	(9)	—	12	(12)	—
Other(5)	2	—	2	1	(1)	—
Ending balance	$760	$481	$1,241	$1,017	$462	$1,479
Total allowance for loan losses:
Beginning balance	$57,001	$13,108	$70,109	$53,708	$13,849	$67,557
(Benefit) provision for loan losses(1)	(3,329)	(58)	(3,387)	3,040	2,762	5,802
Charge-offs(2)(3)	(3,783)	(208)	(3,991)	(5,460)	(758)	(6,218)
Recoveries	441	44	485	1,819	550	2,369
Transfers(4)	1,616	(1,616)	—	2,762	(2,762)	—
Other(5)	136	23	159	97	(101)	(4)
Ending balance(6)	$52,082	$11,293	$63,375	$55,966	$13,540	$69,506

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30,
	2012			2011
	Of Fannie Mae	Of Consolidated Trusts	Total	Of Fannie Mae	Of Consolidated Trusts	Total
	(Dollars in millions)
Single-family allowance for loan losses:
Beginning balance	$56,294	$14,339	$70,633	$47,377	$12,603	$59,980
(Benefit) provision for loan losses(1)	(1,844)	550	(1,294)	10,197	6,092	16,289
Charge-offs(2)(3)	(8,128)	(471)	(8,599)	(10,964)	(1,206)	(12,170)
Recoveries	862	109	971	2,349	1,502	3,851
Transfers(4)	3,800	(3,800)	—	5,912	(5,912)	—
Other(5)	338	85	423	78	(1)	77
Ending balance	$51,322	$10,812	$62,134	$54,949	$13,078	$68,027
Multifamily allowance for loan losses:
Beginning balance	$1,015	$508	$1,523	$1,153	$423	$1,576
(Benefit) provision for loan losses(1)	(102)	(11)	(113)	2	98	100
Charge-offs(2)(3)	(188)	—	(188)	(201)	—	(201)
Transfers(4)	17	(17)	—	57	(57)	—
Other(5)	18	1	19	6	(2)	4
Ending balance	$760	$481	$1,241	$1,017	$462	$1,479
Total allowance for loan losses:
Beginning balance	$57,309	$14,847	$72,156	$48,530	$13,026	$61,556
(Benefit) provision for loan losses(1)	(1,946)	539	(1,407)	10,199	6,190	16,389
Charge-offs(2)(3)	(8,316)	(471)	(8,787)	(11,165)	(1,206)	(12,371)
Recoveries	862	109	971	2,349	1,502	3,851
Transfers(4)	3,817	(3,817)	—	5,969	(5,969)	—
Other(5)	356	86	442	84	(3)	81
Ending balance(6)	$52,082	$11,293	$63,375	$55,966	$13,540	$69,506
__________

(1)	(Benefit) provision for loan losses is included in benefit (provision) for credit losses in our condensed consolidated statements of operations and comprehensive income (loss).

(2)
While we purchase the substantial majority of loans that are four or more months delinquent from our MBS trusts, we do not exercise this option to purchase loans during a forbearance period. Accordingly, charge-offs of consolidated trusts generally represent loans that remained in our consolidated trusts at the time of default.

(3)
Total charge-offs include accrued interest of $238 million and $438 million for the three months ended June 30, 2012 and 2011, respectively and $511 million and $824 million for the six months ended June 30, 2012 and 2011, respectively. Single-family charge-offs include accrued interest of $228 million and $423 million for the three months ended June 30, 2012 and 2011, respectively and $486 million and $800 million for the six months ended June 30, 2012 and 2011, respectively. Multifamily charge-offs include accrued interest of $10 million and $15 million for the three months ended June 30, 2012 and 2011, respectively and $25 million and $24 million for the six months ended June 30, 2012 and 2011, respectively.

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

(6)	Total allowance for loan losses includes $293 million and $414 million as of June 30, 2012 and 2011, respectively, for acquired credit-impaired loans.

As of June 30, 2012, the allowance for accrued interest receivable for loans of Fannie Mae was $1.8 billion and for loans of consolidated trusts was $251 million. As of December 31, 2011, the allowance for accrued interest receivable for loans of Fannie Mae was $2.2 billion and for loans of consolidated trusts was $336 million.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays the allowance for loan losses and total recorded investment in our HFI loans, excluding loans for which we have elected the fair value option, by impairment or reserve methodology and portfolio segment as of June 30, 2012 and December 31, 2011.

	As of
	June 30, 2012			December 31, 2011
	Single-Family	Multifamily	Total	Single-Family	Multifamily	Total
	(Dollars in millions)
Allowance for loan losses by segment:
Individually impaired loans	$42,115	$507	$42,622	$45,765	$717	$46,482
Collectively reserved loans	19,727	733	20,460	24,494	805	25,299
Acquired credit-impaired loans	292	1	293	374	1	375
Total allowance for loan losses	$62,134	$1,241	$63,375	$70,633	$1,523	$72,156

Recorded investment in loans by segment: (1)
Individually impaired loans	$165,938	$4,221	$170,159	$161,942	$4,579	$166,521
Collectively reserved loans	2,640,139	179,087	2,819,226	2,634,456	174,595	2,809,051
Acquired credit-impaired loans	2,821	41	2,862	3,272	47	3,319
Total recorded investment in loans	$2,808,898	$183,349	$2,992,247	$2,799,670	$179,221	$2,978,891
__________

(1)	Recorded investment consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments, and accrued interest receivable.
5. Investments in Securities
Trading Securities
Trading securities are recorded at fair value with subsequent changes in fair value recorded as “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income (loss). The following table displays our investments in trading securities as of June 30, 2012 and December 31, 2011.

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Mortgage-related securities:
Fannie Mae	$6,819	$7,424
Freddie Mac	2,974	2,732
Ginnie Mae	282	287
Alt-A private-label securities	1,296	1,349
Subprime private-label securities	1,226	1,280
CMBS	9,930	10,411
Mortgage revenue bonds	689	724
Other mortgage-related securities	118	143
Total	23,334	24,350
Non-mortgage-related securities:
U.S. Treasury securities	27,064	47,737
Asset-backed securities	537	2,111
Total	27,601	49,848
Total trading securities	$50,935	$74,198

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The following table displays information about our net trading gains and losses for the three and six months ended June 30, 2012 and 2011.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net trading gains (losses):
Mortgage-related securities	$(12)	$131	$284	$360
Non-mortgage-related securities	(2)	4	(14)	—
Total	$(14)	$135	$270	$360
Net trading gains (losses) recorded in the period related to securities still held at period end:
Mortgage-related securities	$(4)	$131	$330	$354
Non-mortgage-related securities	2	7	(4)	8
Total	$(2)	$138	$326	$362
Available-for-Sale Securities
We measure available-for-sale (“AFS”) securities at fair value with unrealized gains and losses recorded as a component of “Other comprehensive income,” net of tax, and we record realized gains and losses from the sale of AFS securities in “Investment gains, net” in our condensed consolidated statements of operations and comprehensive income (loss).
The following table displays the gross realized gains, losses and proceeds on sales of AFS securities for the three and six months ended June 30, 2012 and 2011.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Gross realized gains	$9	$73	$27	$133
Gross realized losses	1	47	10	53
Total proceeds (1)	132	839	400	1,229
__________
s

(1)	Excludes proceeds from the initial sale of securities from new portfolio securitizations included in “Note 2, Consolidations and Transfers of Financial Assets.”
The following table displays the amortized cost, gross unrealized gains and losses and fair value by major security type for AFS securities we held as of June 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2012
	Total Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI (2)	Gross Unrealized Losses - Other (3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$12,100	$1,101	$(2)	$(11)	$13,188
Freddie Mac	10,143	840	—	—	10,983
Ginnie Mae	710	119	—	—	829
Alt-A private-label securities	12,187	267	(1,084)	(187)	11,183
Subprime private-label securities	8,695	51	(1,110)	(406)	7,230
CMBS(4)	13,251	458	—	(41)	13,668
Mortgage revenue bonds	9,295	175	(54)	(59)	9,357
Other mortgage-related securities	3,524	82	(27)	(323)	3,256
Total	$69,905	$3,093	$(2,277)	$(1,027)	$69,694

	As of December 31, 2011
	Total Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses - OTTI (2)	Gross Unrealized Losses - Other (3)	Total Fair Value
	(Dollars in millions)
Fannie Mae	$15,486	$1,381	$(3)	$(14)	$16,850
Freddie Mac	11,906	917	—	—	12,823
Ginnie Mae	775	127	—	—	902
Alt-A private-label securities	13,314	233	(1,618)	(246)	11,683
Subprime private-label securities	9,556	17	(1,534)	(453)	7,586
CMBS(4)	13,949	181	—	(104)	14,026
Mortgage revenue bonds	10,172	202	(56)	(64)	10,254
Other mortgage-related securities	3,687	92	(39)	(282)	3,458
Total	$78,845	$3,150	$(3,250)	$(1,163)	$77,582
__________
s

(1)
Amortized cost consists of unpaid principal balance, unamortized premiums, discounts and other cost basis adjustments as well as the credit component of other-than-temporary impairments recognized in our condensed consolidated statements of operations and comprehensive income (loss).

(2)
Represents the noncredit component of other-than-temporary impairment losses recorded in “Accumulated other comprehensive loss” as well as cumulative changes in fair value of securities for which we previously recognized the credit component of an other-than-temporary impairment.

(3)	Represents the gross unrealized losses on securities for which we have not recognized an other-than-temporary impairment.

(4)	Amortized cost includes $610 million and $686 million as of June 30, 2012 and December 31, 2011, respectively, of increase to the carrying amount from previous fair value hedge accounting.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for AFS securities in an unrealized loss position that we held as of June 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2012
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(2)	$350	$(11)	$248
Alt-A private-label securities	(22)	911	(1,249)	5,945
Subprime private-label securities	(13)	284	(1,503)	5,999
CMBS	(5)	854	(36)	526
Mortgage revenue bonds	(31)	513	(82)	1,085
Other mortgage-related securities	(9)	358	(341)	1,532
Total	$(82)	$3,270	$(3,222)	$15,335

	As of December 31, 2011
	Less Than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in millions)
Fannie Mae	$(4)	$519	$(13)	$208
Alt-A private-label securities	(133)	1,414	(1,731)	6,525
Subprime private-label securities	(73)	471	(1,914)	6,686
CMBS	(20)	1,458	(84)	2,790
Mortgage revenue bonds	(4)	114	(116)	1,971
Other mortgage-related securities	(21)	547	(300)	1,588
Total	$(255)	$4,523	$(4,158)	$19,768
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
The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. As of June 30, 2012, $3.2 billion of the $3.3 billion of gross unrealized losses on AFS securities had existed for a period of 12 consecutive months or longer. Gross unrealized losses on AFS securities as of June 30, 2012 include unrealized losses on securities with other-than-temporary impairment in which a portion of the impairment remains in “Accumulated other comprehensive loss.” The securities with unrealized losses for 12 consecutive months or longer, on average, had a fair value as of June 30, 2012 that was 83% of their amortized cost basis. Based on our review for impairments of AFS securities, which includes an evaluation of the collectibility of cash flows and any intent or requirement to sell the securities, we have concluded that we do not have an intent to sell and we believe it is not more likely than not that we will be required to sell the securities. Additionally, our projections of cash flows indicate that we will recover these unrealized losses over the lives of the securities.
The following table displays our net other-than-temporary impairments by major security type recognized in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Alt-A private-label securities	$312	$53	$355	$91
Subprime private-label securities	284	—	303	—
Other	3	3	5	9
Net other-than-temporary impairments	$599	$56	$663	$100
The net other-than-temporary impairment recorded in the three and six months ended June 30, 2012 increased compared with the three and six months ended June 30, 2011, driven primarily by a decrease in the net present value of projected cash flows on our Alt-A and subprime private-label securities due to higher projected loss severity rates on loans underlying these securities. The net present value of projected cash flows decreased because we updated our assumptions due to recent observable market trends, including extending the time it takes to liquidate the loans and increasing loss severity rates for loans where the servicer stopped advancing payments.
The following table displays activity related to the unrealized credit component on debt securities held by us and recognized in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011. A related unrealized noncredit component has been recognized in “Other comprehensive income (loss).”

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Balance, beginning of period	$8,870	$8,040	$8,915	$8,215
Additions for the credit component on debt securities for which OTTI was not previously recognized	2	—	2	8
Additions for credit losses on debt securities for which OTTI was previously recognized	597	56	661	92
Reductions for securities no longer in portfolio at period end	(2)	—	(2)	—
Reductions for amortization resulting from changes in cash flows expected to be collected over the remaining life of the securities	(101)	(220)	(210)	(439)
Balance, end of period	$9,366	$7,876	$9,366	$7,876

As of June 30, 2012, those debt securities with other-than-temporary impairment for which we recognized in our condensed consolidated statements of operations and comprehensive income (loss) the amount of loss related to credit consisted predominantly of Alt-A and subprime securities. We evaluate Alt-A (including option adjustable rate mortgage (“ARM”)) and subprime private-label securities for other-than-temporary impairment by discounting the projected cash flows from econometric models to estimate the portion of loss in value attributable to credit. Separate components of a third-party model project regional home prices, unemployment and interest rates. The model combines these factors with available current information regarding attributes of loans in pools backing the private-label mortgage-related securities to project prepayment speeds, conditional default rates, loss severities and delinquency rates. It incorporates detailed information on security-level subordination levels and cash flow priority of payments to project security level cash flows. We have recorded other-than-temporary impairments for the three and six months ended June 30, 2012 based on this analysis. For securities we determined were not other-than-temporarily impaired, we concluded that either the bond had no projected credit loss or if we projected a loss, that the present value of expected cash flows was greater than the security’s cost basis.
The following table displays the modeled attributes, including default rates and severities, which are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall as of June 30, 2012. Assumption of voluntary prepayment rates is also an input to the present value of expected losses.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2012
		Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(Dollars in millions)
Vintage Year
2004 & Prior:
Unpaid principal balance	$1,518	$460	$3,101	$459	$2,107
Weighted average collateral default(1)	41.0%	39.9%	13.3%	30.3%	17.8%
Weighted average collateral severities(2)	70.2	60.5	54.7	53.5	47.8
Weighted average voluntary prepayment rates(3)	6.3	5.7	11.3	6.0	8.9
Average credit enhancement(4)	51.3	13.6	12.1	22.9	10.0
2005
Unpaid principal balance	$155	$1,235	$1,097	$499	$2,191
Weighted average collateral default(1)	68.4%	54.8%	39.7%	52.3%	38.8%
Weighted average collateral severities(2)	76.3	67.8	66.1	64.4	55.4
Weighted average voluntary prepayment rates(3)	2.3	4.4	6.8	4.9	5.6
Average credit enhancement(4)	65.5	22.3	1.0	14.9	4.9
2006
Unpaid principal balance	$11,025	$1,084	$492	$1,488	$1,548
Weighted average collateral default(1)	71.4%	69.6%	40.5%	57.9%	37.4%
Weighted average collateral severities(2)	78.2	69.2	67.5	64.4	57.9
Weighted average voluntary prepayment rates(3)	2.2	3.1	5.6	3.8	5.5
Average credit enhancement(4)	15.4	16.2	0.5	0.7	—
2007 & After:
Unpaid principal balance	$582	$—	$—	$—	$108
Weighted average collateral default(1)	67.7%	N/A	N/A	N/A	40.9%
Weighted average collateral severities(2)	71.4	N/A	N/A	N/A	59.9
Weighted average voluntary prepayment rates(3)	1.9	N/A	N/A	N/A	6.5
Average credit enhancement(4)	31.3	N/A	N/A	N/A	24.4
Total
Unpaid principal balance	$13,280	$2,779	$4,690	$2,446	$5,954
Weighted average collateral default(1)	67.7%	58.1%	22.3%	51.6%	31.1%
Weighted average collateral severities(2)	77.0	67.2	58.7	62.4	53.4
Weighted average voluntary prepayment rates(3)	2.7	4.1	9.7	4.5	6.8
Average credit enhancement(4)	20.8	18.5	8.3	7.7	5.8
__________

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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Maturity Information
The following table displays the amortized cost and fair value of our AFS securities by major security type and remaining maturity, assuming no principal prepayments, as of June 30, 2012. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligations at any time.

	As of June 30, 2012
	Total Amortized Cost	Total Fair Value	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in millions)
Fannie Mae	$12,100	$13,188	$—	$—	$18	$19	$1,327	$1,409	$10,755	$11,760
Freddie Mac	10,143	10,983	3	3	51	55	937	1,007	9,152	9,918
Ginnie Mae	710	829	—	—	2	2	4	4	704	823
Alt-A private-label securities	12,187	11,183	—	—	1	1	204	209	11,982	10,973
Subprime private-label securities	8,695	7,230	—	—	—	—	—	—	8,695	7,230
CMBS	13,251	13,668	62	65	9,590	9,929	3,304	3,401	295	273
Mortgage revenue bonds	9,295	9,357	56	58	338	346	711	728	8,190	8,225
Other mortgage-related securities	3,524	3,256	—	—	—	—	—	11	3,524	3,245
Total	$69,905	$69,694	$121	$126	$10,000	$10,352	$6,487	$6,769	$53,297	$52,447
Accumulated Other Comprehensive Loss
The following table displays our accumulated other comprehensive loss by major categories as of June 30, 2012 and December 31, 2011.

	As of
	June 30,	December 31,
	2012	2011
	(Dollars in millions)
Net unrealized gains on available-for-sale securities for which we have not recorded other-than-temporary impairment, net of tax	$1,174	$1,152
Net unrealized losses on available-for-sale securities for which we have recorded other-than-temporary impairment, net of tax	(1,300)	(1,953)
Other losses	(419)	(434)
Accumulated other comprehensive loss	$(545)	$(1,235)

The following table displays the activity in other comprehensive income (loss), net of tax, by major categories for the three and six months ended June 30, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Comprehensive income (loss):
Net income (loss)	$5,119	$(2,892)	$7,837	$(9,363)
Other comprehensive income (loss), net of tax effect:
Changes in net unrealized (losses) gains on available-for-sale securities (net of tax of $46 and $19, respectively, for the three months ended and net of tax of $150 and $68, respectively, for the six months ended)	(64)	(34)	255	127
Reclassification adjustment for other-than-temporary impairments recognized in net income (loss) (net of tax of $210 and $15, respectively, for the three months ended and $232 and $28, respectively, for the six months ended)	389	40	431	72
Reclassification adjustment for gains included in net income (loss) (net of tax of $3 for the three months ended and net of tax of $6 and $11, respectively, for the six months ended)	(5)	(7)	(11)	(21)
Other	8	3	15	5
Other comprehensive income	328	2	690	183
Total comprehensive income (loss)	$5,447	$(2,890)	$8,527	$(9,180)
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
For those guarantees recognized in our condensed consolidated balance sheets, our maximum potential exposure under these guarantees is primarily comprised of the unpaid principal balance of the underlying mortgage loans, which totaled $56.5 billion and $59.4 billion as of June 30, 2012 and December 31, 2011, respectively.
In addition, we had maximum potential exposure of $8.8 billion and $9.3 billion for other guarantees not recognized in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively, which primarily represents the unpaid principal balance of loans underlying guarantees issued prior to the effective date of current accounting guidance on guaranty accounting.
The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees recognized in our condensed consolidated balance sheets was $13.5 billion and $14.1 billion as of June 30, 2012 and December 31, 2011, respectively. The maximum amount we could recover through available credit enhancements and recourse with third parties on guarantees not recognized in our condensed consolidated balance sheets was $3.8 billion and $4.0 billion as of June 30, 2012 and December 31, 2011, respectively. Recoverability of such credit enhancements and recourse is subject to, among other factors, our mortgage insurers’ and financial guarantors’ ability to meet their obligations to us.
The fair value of our guaranty obligations associated with the Fannie Mae MBS included in “Investments in securities” was $2.0 billion and $2.2 billion as of June 30, 2012 and December 31, 2011, respectively.
Risk Characteristics of our Book of Business
We gauge our performance risk under our guaranty based on the delinquency status of the mortgage loans we hold in portfolio, or in the case of mortgage-backed securities, the mortgage loans underlying the related securities.
For single-family loans, management monitors the serious delinquency rate, which is the percentage of single-family loans 90

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

days or more past due or in the foreclosure process, and loans that have higher risk characteristics, such as high mark-to-market LTV ratios.
For multifamily loans, management monitors the serious delinquency rate, which is the percentage of loans 60 days or more past due, and other loans that have higher risk characteristics, to determine our overall credit quality indicator. Higher risk characteristics include, but are not limited to, original debt service coverage ratios (“DSCR”) below 1.10, current DSCR below 1.0, and high original and current estimated LTV ratios. We stratify multifamily loans into different internal risk categories based on the credit risk inherent in each individual loan.
For single-family and multifamily loans, we use this information, in conjunction with housing market and economic conditions, to structure our pricing and our eligibility and underwriting criteria to reflect the current risk of loans with these higher-risk characteristics, and in some cases we decide to significantly reduce our participation in riskier loan product categories. Management also uses this data together with other credit risk measures to identify key trends that guide the development of our loss mitigation strategies.
The following tables display the current delinquency status and certain higher risk characteristics of our single-family conventional and total multifamily guaranty book of business as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012(1)			As of December 31, 2011(1)
	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)	30 Days Delinquent	60 Days Delinquent	Seriously Delinquent(2)
Percentage of single-family conventional guaranty book of business(3)	1.76%	0.61%	4.01%	1.98%	0.73%	4.47%
Percentage of single-family conventional loans(4)	1.94	0.62	3.53	2.17	0.74	3.91

	As of
	June 30, 2012(1)		December 31, 2011 (1)
	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)	Percentage of Single-Family Conventional Guaranty Book of Business(3)	Percentage Seriously Delinquent(2)(5)
Estimated mark-to-market loan-to-value ratio:
Greater than 100%	16%	13.44%	18%	13.76%
Geographical distribution:
Arizona	3	2.82	2	3.65
California	19	2.07	19	2.46
Florida	6	11.00	6	11.80
Nevada	1	7.15	1	7.42
Select Midwest states(6)	10	3.83	10	4.39
All other states	61	2.93	62	3.18
Product distribution:
Alt-A	6	11.83	7	12.43
Subprime	*	21.02	*	23.18
Vintages:
2005	6	7.34	7	7.27
2006	6	11.66	7	11.81
2007	8	12.38	10	12.62
2008	6	5.98	7	5.64
All other vintages	74	1.44	69	1.59

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

__________

*	Represents less than 0.5% of the single-family conventional guaranty book of business.

(1)
Consists of the portion of our single-family conventional guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total single-family conventional guaranty book of business as of June 30, 2012 and December 31, 2011.

(2)	Consists of single-family conventional loans that were 90 days or more past due or in the foreclosure process, as of June 30, 2012 and December 31, 2011.

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

(5)
Calculated based on the number of single-family conventional loans that were seriously delinquent divided by the total number of single-family conventional loans for each category included in our guaranty book of business.

(6)	Consists of Illinois, Indiana, Michigan, and Ohio.

	As of
	June 30, 2012(1) (2)		December 31, 2011(1) (2)
	30 Days Delinquent	Seriously Delinquent(3)	30 Days Delinquent	Seriously Delinquent(3)
Percentage of multifamily guaranty book of business	0.07%	0.29%	0.11%	0.59%

	As of
	June 30, 2012(1)		December 31, 2011(1)
	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)	Percentage of Multifamily Guaranty Book of Business(2)	Percentage Seriously Delinquent(3)(4)
Original loan-to-value ratio:
Greater than 80%	4%	0.51%	5%	2.51%
Less than or equal to 80%	96	0.28	95	0.49
Original debt service coverage ratio:
Less than or equal to 1.10	8	0.38	8	0.24
Greater than 1.10	92	0.28	92	0.62
Current debt service coverage ratio less than 1.0(5)	6	2.27	7	3.66
__________

(1)
Consists of the portion of our multifamily guaranty book of business for which we have detailed loan level information, which constituted approximately 99% of our total multifamily guaranty book of business as of June 30, 2012 and December 31, 2011 excluding loans that have been defeased.

(2)
Calculated based on the aggregate unpaid principal balance of multifamily loans for each category divided by the aggregate unpaid principal balance of loans in our multifamily guaranty book of business.

(3)	Consists of multifamily loans that were 60 days or more past due as of the dates indicated.

(4)
Calculated based on the unpaid principal balance of multifamily loans that were seriously delinquent divided by the aggregate unpaid principal balance of multifamily loans for each category included in our guaranty book of business.

(5)
Our estimates of current DSCRs are based on the latest available income information for these properties. Although we use the most recently available results of our multifamily borrowers, there is a lag in reporting, which typically can range from 6 to 18 months, as they prepare their results in the normal course of business.

7.  Acquired Property, Net
Acquired property, net consists of held-for-sale foreclosed property received in full satisfaction of a loan, net of a valuation allowance for declines in the fair value of the properties after initial acquisition. We classify properties as held for sale when we intend to sell the property and are actively marketing it for sale. The following table displays the activity in acquired property and the related valuation allowance for the three and six months ended June 30, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2012			June 30, 2012
	Acquired Property	Valuation Allowance(1)	Acquired Property, Net	Acquired Property	Valuation Allowance(1)	Acquired Property, Net
	(Dollars in millions)
Balance as of beginning of period	$11,409	$(790)	$10,619	$12,401	$(1,028)	$11,373
Additions	4,282	(120)	4,162	8,108	(241)	7,867
Disposals	(4,656)	395	(4,261)	(9,474)	913	(8,561)
Write-downs, net of recoveries	—	(133)	(133)	—	(292)	(292)
Balance as of end of period	$11,035	$(648)	$10,387	$11,035	$(648)	$10,387

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2011
	Acquired Property	Valuation Allowance(1)	Acquired Property, Net	Acquired Property	Valuation Allowance(1)	Acquired Property, Net
	(Dollars in millions)
Balance as of beginning of period	$16,928	$(1,664)	$15,264	$18,054	$(1,881)	$16,173
Additions	4,998	(149)	4,849	9,887	(278)	9,609
Disposals	(7,011)	788	(6,223)	(13,026)	1,518	(11,508)
Write-downs, net of recoveries	—	(298)	(298)	—	(682)	(682)
Balance as of end of period	$14,915	$(1,323)	$13,592	$14,915	$(1,323)	$13,592
__________

(1)	Reflects activities in the valuation allowance for acquired properties held primarily by our single-family segment.
8.  Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
The following table displays our outstanding short-term borrowings (borrowings with an original contractual maturity of one year or less) and weighted-average interest rates of these borrowings as of June 30, 2012 and December 31, 2011.

	As of
	June 30, 2012		December 31, 2011
	Outstanding	Weighted- Average Interest Rate (1)	Outstanding	Weighted- Average Interest Rate (1)
	(Dollars in millions)
Federal funds purchased and securities sold under agreements to repurchase(2)	$153	—%	$—	—%

Fixed-rate short-term debt:
Discount notes(3)	$92,424	0.14%	$146,301	0.13%
Foreign exchange discount notes(4)	482	1.91	371	1.88
Other(5)	—	—	80	0.04
Total short-term debt of Fannie Mae	92,906	0.15	146,752	0.13
Debt of consolidated trusts	3,908	0.17	4,973	0.09
Total short-term debt	$96,814	0.15%	$151,725	0.13%
__________

(1)	Includes the effects of discounts, premiums, and other cost basis adjustments.

(2)	Represents agreements to repurchase securities for a specified price, with repayment generally occurring on the following day.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
Intraday Lines of Credit
We periodically use secured and unsecured intraday funding lines of credit provided by several large financial institutions. We post collateral which, in some circumstances, the secured party has the right to repledge to third parties. As these lines of credit are uncommitted intraday loan facilities, we may be unable to draw on them if and when needed. We had secured uncommitted lines of credit of $25.0 billion and unsecured uncommitted lines of credit of $500 million as of June 30, 2012 and December 31, 2011. We had no borrowings outstanding from these lines of credit as of June 30, 2012.
Long-Term Debt
Long-term debt represents borrowings with an original contractual maturity of greater than one year. The following table displays our outstanding long-term debt as of June 30, 2012 and December 31, 2011.

	As of
	June 30, 2012			December 31, 2011
	Maturities	Outstanding	Weighted- Average Interest Rate (1)	Maturities	Outstanding	Weighted- Average Interest Rate (1)
	(Dollars in millions)
Senior fixed:
Benchmark notes and bonds	2012 - 2030	$267,347	2.63%	2012 - 2030	$277,146	2.81%
Medium-term notes(2)	2012 - 2022	172,877	1.40	2012 - 2021	176,886	1.61
Foreign exchange notes and bonds	2021 - 2028	669	5.27	2021 - 2028	662	5.44
Other(3)(4)	2012 - 2040	39,848	5.27	2012 - 2040	50,912	5.29
Total senior fixed		480,741	2.41		505,606	2.64
Senior floating:
Medium-term notes(2)	2012 - 2019	77,026	0.31	2012 - 2016	71,855	0.32
Other(3)(4)	2020 - 2037	377	8.63	2020 - 2037	420	8.01
Total senior floating		77,403	0.34		72,275	0.35
Subordinated fixed:
Qualifying subordinated(5)	2012 - 2014	4,894	5.08	2012 - 2014	4,894	5.08
Subordinated debentures	2019	3,054	9.91	2019	2,917	9.91
Total subordinated fixed		7,948	6.94		7,811	6.88
Secured borrowings(6)	2021 - 2022	391	1.87	—	—	—
Total long-term debt of Fannie Mae(7)		566,483	2.19		585,692	2.42
Debt of consolidated trusts(4)	2012 - 2052	2,500,591	3.93	2012 - 2051	2,452,455	4.18
Total long-term debt		$3,067,074	3.61%		$3,038,147	3.84%
__________

(1)	Includes the effects of discounts, premiums and other cost basis adjustments.

(2)	Includes long-term debt with an original contractual maturity of greater than 1 year and up to 10 years, excluding zero-coupon debt.

(3)	Includes long-term debt that is not included in other debt categories.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(4)	Includes a portion of structured debt instruments that is reported at fair value.

(5)	Consists of subordinated debt issued with an interest deferral feature.

(6)	Represents remaining liability for transfer of financial assets from our condensed consolidated balance sheets that did not qualify as a sale.

(7)	Reported amounts include a net discount and other cost basis adjustments of $7.5 billion and $9.2 billion as of June 30, 2012 and December 31, 2011, respectively.
9.  Derivative Instruments
Derivative instruments are an integral part of our strategy in managing interest rate risk. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter derivatives, or they may be listed and traded on an exchange. We typically do not settle the notional amount of our risk management derivatives; rather, notional amounts provide the basis for calculating actual payments or settlement amounts. The derivatives we use for interest rate risk management purposes consist primarily of interest rate swaps and interest rate options. Our foreign currency swaps are used to manage foreign exchange risk.
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
We recognize all derivatives as either assets or liabilities in our condensed consolidated balance sheets at their fair value on a trade date basis. Fair value amounts, which are netted to the extent a legal right of offset exists and is enforceable by law at the counterparty level and are inclusive of the right or obligation associated with the cash collateral posted or received, are recorded in “Other assets” or “Other liabilities” in our condensed consolidated balance sheets. We present cash flows from derivatives as operating activities in our condensed consolidated statements of cash flows.
Notional and Fair Value Position of our Derivatives
The following table displays the notional amount and estimated fair value of our asset and liability derivative instruments as of June 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2012				As of December 31, 2011
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$21,900	$37	$207,327	$(19,559)	$30,950	$102	$155,807	$(17,391)
Receive-fixed	241,703	9,791	23,890	(14)	170,668	8,118	59,027	(93)
Basis	4,872	133	16,050	(8)	382	122	9,240	(44)
Foreign currency	621	160	530	(64)	581	155	451	(62)
Swaptions:
Pay-fixed	34,400	109	15,875	(81)	48,600	165	47,750	(194)
Receive-fixed	23,895	5,214	15,875	(2,605)	33,695	6,371	47,750	(3,238)
Other(1)	8,399	55	37	—	8,214	52	75	—
Total gross risk management derivatives	335,790	15,499	279,584	(22,331)	293,090	15,085	320,100	(21,022)
Accrued interest receivable (payable)	—	1,087	—	(1,482)	—	920	—	(1,238)
Netting adjustment(2)	—	(16,352)	—	23,525	—	(15,829)	—	21,898
Total net risk management derivatives	$335,790	$234	$279,584	$(288)	$293,090	$176	$320,100	$(362)

Mortgage commitment derivatives:
Mortgage commitments to purchase whole loans	$11,825	$63	$4,360	$(5)	$9,710	$73	$422	$—
Forward contracts to purchase mortgage-related securities	43,987	281	18,566	(34)	32,707	309	2,570	(6)
Forward contracts to sell mortgage-related securities	14,403	24	83,078	(592)	1,370	3	54,656	(548)
Total mortgage commitment derivatives	$70,215	$368	$106,004	$(631)	$43,787	$385	$57,648	$(554)
Derivatives at fair value	$406,005	$602	$385,588	$(919)	$336,877	$561	$377,748	$(916)
__________

(1)
Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts that we account for as derivatives. The mortgage insurance contracts have payment provisions that are not based on a notional amount.

(2)
The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received. Cash collateral posted was $7.2 billion and $6.8 billion as of June 30, 2012 and December 31, 2011, respectively. Cash collateral received was $3 million and $779 million as of June 30, 2012 and December 31, 2011, respectively.

A majority of our derivative instruments contain provisions that require our senior unsecured debt to maintain a minimum credit rating from S&P and Moody’s. If our senior unsecured debt were to fall below established thresholds in our governing agreements, which range from A- to BBB+, we could be required to provide additional collateral to or terminate transactions with certain counterparties. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position as of June 30, 2012 was $7.3 billion, for which we posted collateral of $7.2 billion in the normal course of business. Had all of the credit-risk-related contingency features underlying these agreements been triggered, an additional $147 million of collateral would have been required to be posted as collateral or to immediately settle our positions based on the individual agreements and our fair value position as of June 30, 2012.
The aggregate fair value of all derivatives with credit risk-related contingent features that were in a net liability position as of

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
We record all derivative gains and losses, including accrued interest, in “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income (loss). The following table displays, by type of derivative instrument, the fair value gains and losses, net on our derivatives for the three and six months ended June 30, 2012 and 2011.

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Risk management derivatives:
Swaps:
Pay-fixed	$(5,858)	$(5,474)	$(4,683)	$(4,872)
Receive-fixed	3,592	2,784	2,674	2,528
Basis	18	10	56	29
Foreign currency	8	53	9	83
Swaptions:
Pay-fixed	79	327	57	272
Receive-fixed	345	733	251	500
Other(1)	(5)	(49)	(6)	(40)
Total risk management derivatives fair value losses, net	(1,821)	(1,616)	(1,642)	(1,500)
Mortgage commitment derivatives fair value losses, net	(562)	(61)	(767)	(38)
Total derivatives fair value losses, net	$(2,383)	$(1,677)	$(2,409)	$(1,538)
__________

(1)	Includes interest rate caps, futures, swap credit enhancements and mortgage insurance contracts.
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
The table below displays our counterparty credit exposure on outstanding risk management derivative instruments in a gain position by counterparty credit ratings, as well as the notional amount outstanding and the number of counterparties for all risk management derivatives as of June 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of June 30, 2012
	Credit Rating(1)
	AA+/ AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Other(3)	Total
	(Dollars in millions)
Credit loss exposure(4)	$—	$106	$53	$159	$55	$214
Less: Collateral held(5)	—	106	53	159	—	159
Exposure net of collateral	$—	$—	$—	$—	$55	$55
Additional information:
Notional amount	$15,032	$555,148	$44,705	$614,885	$489	$615,374
Number of counterparties	4	14	3	21

	As of December 31, 2011
	Credit Rating(1)
	AA+/AA/AA-	A+/A/A-	BBB+/BBB/BBB-	Subtotal(2)	Other(3)	Total
	(Dollars in millions)
Credit loss exposure(4)	$—	$885	$—	$885	$51	$936
Less: Collateral held(5)	—	840	—	840	—	840
Exposure net of collateral	$—	$45	$—	$45	$51	$96
Additional information:
Notional amount	$63,294	$546,967	$—	$610,261	$2,929	$613,190
Number of counterparties	6	10	—	16
__________

(1)
We manage collateral requirements based on the lower credit rating of the legal entity, as issued by S&P and Moody’s. The credit rating reflects the equivalent S&P’s rating for any ratings based on Moody’s scale.

(2)
We had no credit loss exposure for interest rate and foreign currency derivative counterparties as of June 30, 2012. We had credit loss exposure to four counterparties for interest rate and foreign currency derivative counterparties which had notional balances of $127.5 billion as of December 31, 2011.

(3)	Includes mortgage insurance contracts and swap credit enhancements accounted for as derivatives.

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

10. Segment Reporting
Our three reportable segments are: Single-Family, Multifamily, and Capital Markets.  We use these three segments to generate revenue and manage business risk, and each segment is based on the type of business activities it performs. During the three months ended June 30, 2012, a new chief executive officer was hired. Our new chief executive officer continues to be the chief operating decision maker who makes decisions about resources to be allocated to each segment and assesses segment performance. We are working on reorganizing our company by function rather than by business in order to improve our operational efficiencies and effectiveness. In future periods, we may change some of our management reporting and how we report our business segment results.
Under our segment reporting, the sum of the results for our three business segments does not equal our condensed consolidated statements of operations and comprehensive income (loss), as we separate the activity related to our consolidated trusts from the results generated by our three segments. Our segment financial results include directly

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
The following tables display our segment results for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments (2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(215)	$(6)	$3,443	$1,731		$475	(3)	$5,428
Benefit for credit losses	2,956	85	—	—		—		3,041
Net interest income after benefit for credit losses	2,741	79	3,443	1,731		475		8,469
Guaranty fee income (expense)	1,970	252	(326)	(1,206)	(5)	(632)	(5)	58	(5)
Investment gains, net	2	6	1,458	87		(1,422)	(6)	131
Net other-than-temporary impairments	—	—	(597)	(2)		—		(599)
Fair value losses, net	(3)	—	(2,461)	(60)		75	(7)	(2,449)
Debt extinguishment (losses) gains, net	—	—	(102)	9		—		(93)
Gains from partnership investments	—	18	—	—		5		23	(8)
Fee and other income (expense)	207	49	186	(100)		(5)		337
Administrative expenses	(382)	(60)	(125)	—		—		(567)
Foreclosed property income	59	11	—	—		—		70
Other (expenses) income	(240)	3	(3)	—		(21)		(261)
Net income	4,354	358	1,473	459		(1,525)		5,119
Less: Net income attributable to noncontrolling interest	—	—	—	—		(5)	(9)	(5)
Net income attributable to Fannie Mae	$4,354	$358	$1,473	$459		$(1,530)		$5,114

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2012
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments (2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(594)	$(13)	$6,984	$3,300		$948	(3)	$10,625
Benefit for credit losses	903	138	—	—		—		1,041
Net interest income after benefit for credit losses	309	125	6,984	3,300		948		11,666
Guaranty fee income (expense)	3,881	495	(658)	(2,365)	(5)	(1,233)	(5)	120	(5)
Investment gains, net	3	12	2,465	114		(2,347)	(6)	247
Net other-than-temporary impairments	—	—	(661)	(2)		—		(663)
Fair value losses, net	(4)	—	(2,291)	(8)		137	(7)	(2,166)
Debt extinguishment (losses) gains, net	—	—	(172)	45		—		(127)
Gains from partnership investments	—	29	—	—		4		33	(8)
Fee and other income (expense)	407	96	366	(208)		(11)		650
Administrative expenses	(762)	(124)	(245)	—		—		(1,131)
Foreclosed property (expense) income	(273)	4	—	—		—		(269)
Other expenses	(475)	—	(11)	—		(37)		(523)
Net income	3,086	637	5,777	876		(2,539)		7,837
Less: Net income attributable to noncontrolling interest	—	—	—	—		(4)	(9)	(4)
Net income attributable to Fannie Mae	$3,086	$637	$5,777	$876		$(2,543)		$7,833

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30, 2011
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments (2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(680)	$(11)	$3,867	$1,314		$482	(3)	$4,972
Provision for credit losses(4)	(6,414)	(123)	—	—		—		(6,537)
Net interest (loss) income after provision for credit losses	(7,094)	(134)	3,867	1,314		482		(1,565)
Guaranty fee income (expense)	1,880	216	(391)	(1,116)	(5)	(539)	(5)	50	(5)
Investment (losses) gains, net	(6)	1	918	(143)		(599)	(6)	171
Net other-than-temporary impairments	—	—	(55)	(1)		—		(56)
Fair value losses, net	(3)	—	(1,507)	(72)		(52)	(7)	(1,634)
Debt extinguishment (losses) gains, net	—	—	(55)	12		—		(43)
Gains from partnership investments	—	34	—	—		1		35	(8)
Fee and other income (expense)	114	57	109	(63)		(2)		215
Administrative expenses	(400)	(64)	(105)	—		—		(569)
Foreclosed property income (expense)	481	(3)	—	—		—		478
Other (expenses) income	(77)	36	(9)	—		(17)		(67)
(Loss) income before federal income taxes	(5,105)	143	2,772	(69)		(726)		(2,985)
Benefit (provision) for federal income taxes	109	(56)	40	—		—		93
Net (loss) income	(4,996)	87	2,812	(69)		(726)		(2,892)
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)	(9)	(1)
Net (loss) income attributable to Fannie Mae	$(4,996)	$87	$2,812	$(69)		$(727)		$(2,893)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Six Months Ended June 30, 2011
	Business Segments			Other Activity/Reconciling Items
	Single-Family	Multifamily	Capital Markets	Consolidated Trusts(1)		Eliminations/ Adjustments (2)		Total Results
	(Dollars in millions)
Net interest (loss) income	$(1,578)	$(20)	$7,577	$2,888		$1,065	(3)	$9,932
Provision for credit losses(4)	(17,032)	(59)	—	—		—		(17,091)
Net interest (loss) income after provision for credit losses	(18,610)	(79)	7,577	2,888		1,065		(7,159)
Guaranty fee income (expense)	3,751	425	(790)	(2,226)	(5)	(1,060)	(5)	100	(5)
Investment (losses) gains, net	(5)	5	1,788	(169)		(1,373)	(6)	246
Net other-than-temporary impairments	—	—	(99)	(1)		—		(100)
Fair value losses, net	(3)	—	(1,289)	(105)		52	(7)	(1,345)
Debt extinguishment (losses) gains, net	—	—	(79)	49		—		(30)
Gains from partnership investments	—	22	—	—		1		23	(8)
Fee and other income (expense)	261	115	184	(155)		(3)		402
Administrative expenses	(816)	(132)	(226)	—		—		(1,174)
Foreclosed property expense	(7)	(3)	—	—		—		(10)
Other (expenses) income	(395)	42	(18)	—		(36)		(407)
(Loss) income before federal income taxes	(15,824)	395	7,048	281		(1,354)		(9,454)
Benefit (provision) for federal income taxes	107	(61)	45	—		—		91
Net (loss) income	(15,717)	334	7,093	281		(1,354)		(9,363)
Less: Net income attributable to noncontrolling interest	—	—	—	—		(1)	(9)	(1)
Net (loss) income attributable to Fannie Mae	$(15,717)	$334	$7,093	$281		$(1,355)		$(9,364)
__________

(1)	Represents activity related to the assets and liabilities of consolidated trusts in our condensed consolidated balance sheets.

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

(7)	Represents the removal of fair value adjustments on consolidated Fannie Mae MBS classified as trading that are retained in the Capital Markets portfolio.

(8)	Gains from partnership investments are included in other expenses in our condensed consolidated statements of operations and comprehensive income (loss).

(9)	Represents the adjustment from equity method accounting to consolidation accounting for partnership investments that are consolidated in our condensed consolidated balance sheets.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

11. Concentration of Credit Risk
Mortgage Seller/Servicers.  Mortgage servicers collect mortgage and escrow payments from borrowers, pay taxes and insurance costs from escrow accounts, monitor and report delinquencies, and perform other required activities on our behalf. Our mortgage seller/servicers are also obligated to repurchase loans or foreclosed properties, or reimburse us for losses if the foreclosed property has been sold, under certain circumstances, such as if it is determined that the mortgage loan did not meet our underwriting or eligibility requirements, if loan representations and warranties are violated or if mortgage insurers rescind coverage. Our business with mortgage servicers is concentrated. Our five largest single-family mortgage servicers, including their affiliates, serviced 61% of our single-family guaranty book of business as of June 30, 2012, compared with 63% as of December 31, 2011. Our ten largest multifamily mortgage servicers, including their affiliates, serviced 65% of our multifamily guaranty book of business as of June 30, 2012, compared with 67% as of December 31, 2011.
If a significant seller/servicer counterparty, or a number of seller/servicers fails to meet its obligations to us, it could result in a significant increase in our credit losses and have a material adverse affect on our results of operations, liquidity, financial condition and net worth.
Mortgage Insurers.  Mortgage insurance “risk in force” represents our maximum potential loss recovery under the applicable mortgage insurance policies. We had total mortgage insurance coverage risk in force of $90.7 billion and $91.2 billion on the single-family mortgage loans in our guaranty book of business as of June 30, 2012 and December 31, 2011, which represented 3% of our single-family guaranty book of business. Our primary mortgage insurance coverage risk in force was $86.9 billion and $87.3 billion as of June 30, 2012 and December 31, 2011. Our pool mortgage insurance coverage risk in force was $3.7 billion and $3.9 billion as of June 30, 2012 and December 31, 2011, respectively. Our top six mortgage insurance companies provided 93% and 94% of our mortgage insurance as of June 30, 2012 and December 31, 2011.
As of August 8, 2012, of our largest mortgage insurers, one—PMI Mortgage Insurance Co. (“PMI”)—has publicly disclosed that it is in receivership, and two—Triad Guaranty Insurance Corporation (“Triad”) and Republic Mortgage Insurance Company (“RMIC”)—have publicly disclosed that they are in run-off. One mortgage insurer—Genworth Mortgage Insurance Corporation (“Genworth”)—is currently operating pursuant to a waiver it received from its regulator of the state regulatory capital requirements applicable to its main insurance writing entity. One of our mortgage insurers—Radian Guaranty, Inc. (“Radian”)—has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in the future. Another mortgage insurer, Mortgage Guaranty Insurance Corporation (“MGIC”) has disclosed that it expects that its capital fell below state regulatory capital requirements as of June 30, 2012, and is currently operating pursuant to a waiver it received from the regulator of the state regulatory capital requirements applicable to its main insurance writing entity. These six mortgage insurers provided a combined $72.0 billion, or 79%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2012.
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
Our total loss reserves incorporate an estimated recovery amount from mortgage insurance coverage. We evaluate the financial condition of our mortgage insurer counterparties and adjust the contractually due mortgage insurance benefit for collectability in order to ensure that our total loss reserves reflect probable losses as of the balance sheet date. The following table displays our estimated benefit from mortgage insurers as of June 30, 2012 and December 31, 2011 that reduce our total loss reserves.

	As of
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Contractual mortgage insurance benefit	$13,254	$15,099
Less: Collectability adjustment(1)	2,043	2,867
Estimated benefit included in total loss reserves	$11,211	$12,232

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

__________

(1)	Represents an adjustment that reduces the contractual benefit for our assessment of our mortgage insurer counterparties’ inability to fully pay the contractual mortgage insurance claims.
We had outstanding receivables of $3.8 billion recorded in “Other assets” in our condensed consolidated balance sheets as of June 30, 2012 and $3.6 billion as of December 31, 2011 related to amounts claimed on insured, defaulted loans that we have not yet received, of which $1.1 billion as of June 30, 2012 and $639 million as of December 31, 2011 was due from our mortgage seller/servicers. We assessed the total outstanding receivables for collectability, and they are recorded net of a valuation allowance of $848 million as of June 30, 2012 and $570 million as of December 31, 2011. These mortgage insurance receivables are short-term in nature, having an average duration of approximately six months, and the valuation allowance reduces our claim receivable to the amount which is considered probable of collection as of June 30, 2012 and December 31, 2011.
We received proceeds under our primary and pool mortgage insurance policies for single-family loans of $1.2 billion and $2.5 billion for the three and six months ended June 30, 2012, respectively, and $1.5 billion and $3.1 billion for the three and six months ended June 30, 2011, respectively.
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
Effective January 1, 2012, we adopted new accounting guidance that requires enhanced disclosures about fair value measurement. Upon adoption of the new fair value guidance, we made changes to the principal markets that we use to estimate the fair value of the following categories of mortgage loans: (a) for loans that are one month delinquent, we changed to the GSE securitization market; (b) for loans that are two and three months delinquent, we changed to the whole loan market; and (c) for loans that have been modified in a troubled debt restructuring but have been reperforming for nine months or more, we changed to the whole loan market. After making these changes, (a) the principal market for all performing loans and those loans that are one month delinquent is the GSE securitization market; and (b) the principal market for all loans that are two or more months delinquent and all loans that have been modified in a troubled debt restructuring is the whole loan market. The impact of making these changes to our principal markets was a net decrease in the estimated fair value of our loans of $24.4 billion as of March 31, 2012.
In addition, we enhanced our fair value estimation process for HARP loans as of March 31, 2012 to use the modified build-up approach, as described in “Fair Value of Financial Instruments—HARP Loans.” Previously, we measured the fair value of these loans using our standard build-up approach. The impact of this enhancement was an increase in the estimated fair value of HARP loans of $7.4 billion as of March 31, 2012.
Recurring Changes in Fair Value
The following tables display our assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments for which we have elected the fair value option as of June 30, 2012 and December 31, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Assets:
Cash equivalents(2)	$7,699	$—	$—	$—	$7,699
Trading securities:
Mortgage-related securities:
Fannie Mae	—	6,737	82	—	6,819
Freddie Mac	—	2,972	2	—	2,974
Ginnie Mae	—	282	—	—	282
Alt-A private-label securities	—	1,108	188	—	1,296
Subprime private-label securities	—	—	1,226	—	1,226
CMBS	—	9,930	—	—	9,930
Mortgage revenue bonds	—	—	689	—	689
Other	—	—	118	—	118
Non-mortgage-related securities:
U.S. Treasury securities	27,064	—	—	—	27,064
Asset-backed securities	—	537	—	—	537
Total trading securities	27,064	21,566	2,305	—	50,935
Available-for-sale securities:
Mortgage-related securities:
Fannie Mae	—	13,154	34	—	13,188
Freddie Mac	—	10,972	11	—	10,983
Ginnie Mae	—	829	—	—	829
Alt-A private-label securities	—	4,727	6,456	—	11,183
Subprime private-label securities	—	—	7,230	—	7,230
CMBS	—	13,668	—	—	13,668
Mortgage revenue bonds	—	4	9,353	—	9,357
Other	—	12	3,244	—	3,256
Total available-for-sale securities	—	43,366	26,328	—	69,694
Mortgage loans of consolidated trusts	—	2,900	2,331	—	5,231
Other assets:
Risk management derivatives:
Swaps	—	11,034	174	—	11,208
Swaptions	—	5,323	—	—	5,323
Other	—	—	55	—	55
Netting adjustment	—	—	—	(16,352)	(16,352)
Mortgage commitment derivatives	—	361	7	—	368
Total other assets	—	16,718	236	(16,352)	602
Total assets at fair value	$34,763	$84,550	$31,200	$(16,352)	$134,161

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Estimated Fair Value
	(Dollars in millions)

Liabilities:
Long-term debt:
Of Fannie Mae:
Senior fixed	$—	$419	$—	$—	$419
Senior floating	—	—	412	—	412
Total of Fannie Mae	—	419	412	—	831
Of consolidated trusts	—	3,281	1,319	—	4,600
Total long-term debt	—	3,700	1,731	—	5,431
Other liabilities:
Risk management derivatives:
Swaps	—	20,968	159	—	21,127
Swaptions	—	2,686	—	—	2,686
Netting adjustment	—	—	—	(23,525)	(23,525)
Mortgage commitment derivatives	—	628	3	—	631
Total other liabilities	—	24,282	162	(23,525)	919
Total liabilities at fair value	$—	$27,982	$1,893	$(23,525)	$6,350

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
__________

(1)
Derivative contracts are reported on a gross basis by level. The netting adjustment represents the effect of the legal right to offset under legally enforceable master netting agreements to settle with the same counterparty on a net basis, including cash collateral posted and received.

(2)	Cash equivalents are comprised of U.S. Treasuries that are classified as Level 1.

The following tables display a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011. The tables also display gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of operations and comprehensive income (loss) for Level 3 assets and liabilities for the three and six months ended June 30, 2012 and 2011. When assets and liabilities are transferred between levels, we recognize the transfer as of the end of the period.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2012

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Loss Related to Assets and Liabilities Still Held as of June 30, 2012(5)
	Balance, April 1, 2012	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3 (4)	Transfers into Level 3 (4)	Balance, June 30, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$89	$(3)	$—	$—	$—	$—	$(4)	$—	$—	$82	$(2)
Freddie Mac	2	—	—	—	—	—	—	—	—	2	—
Alt-A private-label securities	569	56	—	—	—	—	(50)	(416)	29	188	7
Subprime private-label securities	1,305	(37)	—	—	—	—	(42)	—	—	1,226	(37)
Mortgage revenue bonds	668	28	—	—	—	—	(7)	—	—	689	28
Other	123	(3)	—	—	—	—	(2)	—	—	118	(3)
Total trading securities	$2,756	$41	$—	$—	$—	$—	$(105)	$(416)	$29	$2,305	$(7)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$37	$—	$—	$5	$(5)	$—	$(3)	$—	$—	$34	$—
Freddie Mac	11	—	—	—	—	—	—	—	—	11	—
Alt-A private-label securities	7,136	(85)	127	—	—	—	(275)	(922)	475	6,456	—
Subprime private-label securities	7,595	(230)	203	—	—	—	(338)	—	—	7,230	—
Mortgage revenue bonds	9,732	1	117	—	(18)	—	(479)	—	—	9,353	—
Other	3,342	8	(12)	—	—	—	(94)	—	—	3,244	—
Total available-for-sale securities	$27,853	$(306)	$435	$5	$(23)	$—	$(1,189)	$(922)	$475	$26,328	$—

Mortgage loans of consolidated trusts	$2,271	$47	$—	$142	$—	$—	$(110)	$(26)	$7	$2,331	$43
Net derivatives	44	8	—	—	—	(3)	25	—	—	74	19
Long-term debt:
Of Fannie Mae:
Senior floating	$(399)	$(13)	$—	$—	$—	$—	$—	$—	$—	$(412)	$(13)
Of consolidated trusts	(950)	(51)	—	—	—	(218)	50	—	(150)	(1,319)	(51)
Total long-term debt	$(1,349)	$(64)	$—	$—	$—	$(218)	$50	$—	$(150)	$(1,731)	$(64)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2012

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Loss Related to Assets and Liabilities Still Held as of June 30, 2012(5)
	Balance, December 31, 2011	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3 (4)	Transfers into Level 3 (4)	Balance, June 30, 2012
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,737	$2	$—	$—	$(33)	$—	$(108)	$(1,581)	$65	$82	$(2)
Freddie Mac	—	—	—	—	—	—	—	—	2	2	—
Ginnie Mae	9	—	—	—	—	—	—	(9)	—	—	—
Alt-A private label securities	345	69	—	—	—	—	(67)	(416)	257	188	13
Subprime private-label securities	1,280	22	—	—	—	—	(76)	—	—	1,226	22
Mortgage revenue bonds	724	(26)	—	—	—	—	(9)	—	—	689	(26)
Other	143	(22)	—	—	—	—	(3)	—	—	118	(22)
Total trading securities	$4,238	$45	$—	$—	$(33)	$—	$(263)	$(2,006)	$324	$2,305	$(15)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$946	$—	$(8)	$6	$(6)	$—	$(19)	$(895)	$10	$34	$—
Freddie Mac	12	—	—	—	—	—	(1)	—	—	11	—
Alt-A private-label securities	7,256	(102)	293	—	—	—	(537)	(1,907)	1,453	6,456	—
Subprime private-label securities	7,586	(195)	506	—	—	—	(667)	—	—	7,230	—
Mortgage revenue bonds	10,247	3	(20)	—	(42)	—	(835)	—	—	9,353	—
Other	3,445	14	(38)	—	—	—	(177)	—	—	3,244	—
Total available-for-sale securities	$29,492	$(280)	$733	$6	$(48)	$—	$(2,236)	$(2,802)	$1,463	$26,328	$—

Mortgage loans of consolidated trusts	$2,319	$120	$—	$387	$—	$—	$(169)	$(344)	$18	$2,331	$(10)
Net derivatives	65	15	—	—	—	(6)	—	—	—	74	33
Long-term debt:
Of Fannie Mae:
Senior floating	$(406)	$(6)	$—	$—	$—	$—	$—	$—	$—	$(412)	$(6)
Of consolidated trusts	(765)	(60)	—	—	—	(485)	78	110	(197)	(1,319)	(2)
Total long-term debt	$(1,171)	$(66)	$—	$—	$—	$(485)	$78	$110	$(197)	$(1,731)	$(8)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended June 30, 2011

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Loss Related to Assets and Liabilities Still Held as of June 30, 2011(5)
	Balance, April 1, 2011	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2011
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$1,651	$1	$—	$124	$—	$—	$(97)	$—	$—	$1,679	$2
Alt- A private-label securities	20	1	—	—	—	—	(1)	—	106	126	2
Subprime private-label securities	1,547	(41)	—	—	—	—	(47)	—	—	1,459	(41)
Mortgage revenue bonds	606	21	—	—	—	—	(11)	—	—	616	21
Other	155	1	—	—	—	—	(2)	—	—	154	1
Non-mortgage-related:
Asset-backed securities	2	—	—	—	—	—	(2)	—	—	—	—
Total trading securities	$3,981	$(17)	$—	$124	$—	$—	$(160)	$—	$106	$4,034	$(15)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$546	$—	$8	$473	$(24)	$—	$—	$(368)	$—	$635	$—
Freddie Mac	12	—	—	—	—	—	—	—	—	12	—
Alt-A private-label securities	7,236	3	(26)	—	—	—	(217)	(747)	403	6,652	—
Subprime private-label securities	9,660	130	(547)	—	—	—	(334)	—	—	8,909	—
Mortgage revenue bonds	10,532	(1)	273	—	(64)	—	(276)	—	—	10,464	—
Other	3,776	2	40	—	—	—	(111)	—	—	3,707	—
Total available-for-sale securities	$31,762	$134	$(252)	$473	$(88)	$—	$(938)	$(1,115)	$403	$30,379	$—

Mortgage loans of consolidated trusts	$2,221	$19	$—	$42	$—	$—	$(71)	$(31)	$185	$2,365	$19
Net derivatives	118	(9)	—	—	—	(1)	(29)	—	—	79	(26)
Long-term debt:
Of Fannie Mae:
Senior floating	$(423)	$8	$—	$—	$—	$—	$13	$—	$—	$(402)	$8
Of consolidated trusts	(667)	6	—	—	—	(40)	26	55	(26)	(646)	6
Total long-term debt	$(1,090)	$14	$—	$—	$—	$(40)	$39	$55	$(26)	$(1,048)	$14

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Six Months Ended June 30, 2011

		Total Gains or (Losses) (Realized/Unrealized)									Net Unrealized (Losses) Gains Included in Net Loss Related to Assets and Liabilities Still Held as of June 30, 2011(5)
	Balance, December 31, 2010	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)(1)	Purchases(2)	Sales(2)	Issues(3)	Settlements(3)	Transfers out of Level 3(4)	Transfers into Level 3(4)	Balance, June 30, 2011
	(Dollars in millions)
Trading securities:
Mortgage-related:
Fannie Mae	$2,202	$(12)	$—	$124	$(15)	$—	$(229)	$(391)	$—	$1,679	$(6)
Alt-A private-label securities	20	1	—	—	—	—	(1)	—	106	126	1
Subprime private-label securities	1,581	(30)	—	—	—	—	(92)	—	—	1,459	(30)
Mortgage revenue bonds	609	21	—	—	—	—	(14)	—	—	616	24
Other	152	5	—	—	—	—	(3)	—	—	154	5
Non-mortgage-related:
Asset-backed securities	12	—	—	—	—	—	(5)	(9)	2	—	—
Total trading securities	$4,576	$(15)	$—	$124	$(15)	$—	$(344)	$(400)	$108	$4,034	$(6)

Available-for-sale securities:
Mortgage-related:
Fannie Mae	$114	$—	$12	$889	$(39)	$—	$(2)	$(469)	$130	$635	$—
Freddie Mac	3	—	—	—	—	—	—	—	9	12	—
Alt-A private-label securities	7,049	1	78	—	—	—	(475)	(1,064)	1,063	6,652	—
Subprime private-label securities	9,932	260	(605)	—	—	—	(678)	—	—	8,909	—
Mortgage revenue bonds	11,030	(3)	294	—	(106)	—	(751)	—	—	10,464	—
Other	3,806	3	111	—	—	—	(213)	—	—	3,707	—
Total available-for-sale securities	$31,934	$261	$(110)	$889	$(145)	$—	$(2,119)	$(1,533)	$1,202	$30,379	$—

Mortgage loans of consolidated trusts	$2,207	$30	$—	$57	$—	$—	$(150)	$(37)	$258	$2,365	$30
Net derivatives	104	5	—	—	—	(1)	(29)	—	—	79	(16)
Long-term debt:
Of Fannie Mae:
Senior floating	$(421)	$(14)	$—	$—	$—	$—	$33	$—	$—	$(402)	$(14)
Of consolidated trusts	(627)	(29)	—	—	—	(40)	48	77	(75)	(646)	(28)
Total long-term debt	$(1,048)	$(43)	$—	$—	$—	$(40)	$81	$77	$(75)	$(1,048)	$(42)
_________

(1)
Gains (losses) included in other comprehensive income (loss) are included in “Changes in unrealized losses on available-for-sale securities, net of reclassification adjustments and taxes” in the condensed consolidated statement of operations and comprehensive income (loss).

(2)	Purchases and sales include activity related to the consolidation and deconsolidation of assets of securitization trusts.

(3)	Issues and settlements include activity related to the consolidation and deconsolidation of liabilities of securitization trusts.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

(4)
Transfers out of Level 3 consisted primarily of Fannie Mae MBS and private-label mortgage-related securities backed by Alt-A loans. Prices for these securities were obtained from multiple third-party vendors supported by market observable inputs. Transfers into Level 3 consisted primarily of private-label mortgage-related securities backed by Alt-A loans. Prices for these securities are based on inputs from a single source or inputs that were not readily observable.

(5)	Amount represents temporary changes in fair value. Amortization, accretion and other-than-temporary impairments are not considered unrealized and are not included in this amount.

The following tables display realized and unrealized gains and losses included in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, for our Level 3 assets and liabilities measured in our condensed consolidated balance sheets at fair value on a recurring basis.

	For the Three Months Ended June 30, 2012
	Interest Income	Fair Value Losses, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$79	$33	$(388)	$2	$(274)
Net unrealized losses related to Level 3 assets and liabilities still held as of June 30, 2012	$—	$(9)	$—	$—	$(9)

	For the Six Months Ended June 30, 2012
	Interest Income	Fair Value Losses, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$145	$120	$(439)	$8	$(166)
Net unrealized gains (losses) related to Level 3 assets and liabilities still held as of June 30, 2012	$—	$—	$—	$—	$—

	For the Three Months Ended June 30, 2011
	Interest Income	Fair Value Losses, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$135	$8	$(6)	$4	$141
Net unrealized losses related to Level 3 assets and liabilities still held as of June 30, 2011	$(1)	$(7)	$—	$—	$(8)

	For the Six Months Ended June 30, 2011
	Interest Income	Fair Value Losses, net	Net Other-than-Temporary Impairments	Other	Total
	(Dollars in millions)
Total realized and unrealized gains (losses) included in net income (loss)	$270	$(16)	$(23)	$7	$238
Net unrealized losses related to Level 3 assets and liabilities still held as of June 30, 2011	$(1)	$(33)	$—	$—	$(34)

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Nonrecurring Changes in Fair Value
The following table displays assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when we evaluate for impairment) as of June 30, 2012.

	Fair Value Measurements
	As of June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$94	$120	$214
Single-family mortgage loans held for investment, at amortized cost:(1)
Of Fannie Mae	—	—	21,808	21,808
Of consolidated trusts	—	—	240	240
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,380	1,380
Acquired property, net:
Single-family	—	—	3,381	3,381
Multifamily	—	—	88	88
Other assets	—	—	303	303
Total nonrecurring fair value measurements	$—	$94	$27,320	$27,414
_________

(1)	Excludes estimated recoveries from mortgage insurance proceeds.
The following table displays assets and liabilities measured in our condensed consolidated balance sheets at fair value on a nonrecurring basis and the gains or losses recognized for these assets and liabilities for the three and six months ended June 30, 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

						For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
	Fair Value Measurements
	For the Six Months Ended June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value		Total Losses	Total Losses
	(Dollars in millions)
Assets:
Mortgage loans held for sale, at lower of cost or fair value	$—	$2	$204	$206	(1)	$(8)	$(13)
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	32,970	32,970	(2)	(66)	(1,080)
Of consolidated trusts	—	—	749	749	(2)	(18)	(98)
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	—	—	1,365	1,365	(2)	(28)	(108)
Acquired property, net:
Single-family	—	—	14,806	14,806	(3)	(701)	(1,512)
Multifamily	—	—	227	227	(3)	(33)	(49)
Other assets	—	—	877	877	(4)	(35)	(65)
Total assets at fair value	$—	$2	$51,198	$51,200		$(889)	$(2,925)
_________
(1) Includes $56 million of mortgage loans held for sale that were sold, deconsolidated, retained as a mortgage-related security or redesignated to mortgage loans held for investment as of June 30, 2011.
(2) Includes $3.6 billion of mortgage loans held for investment that were liquidated or transferred to foreclosed properties as of June 30, 2011.
(3) Includes $8.4 billion of acquired properties that were sold or transferred as of June 30, 2011.
(4) Includes $144 million of other assets that were sold or transferred as of June 30, 2011.
The following table displays valuation techniques and the range and weighted-average of significant unobservable inputs for our Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2012.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)	Fair Value
	(Dollars in millions)
Recurring fair value measurements:
Level 3 Assets:
Trading securities:
Mortgage-related securities:
Agency(2)	Other						$84
Alt-A private-label securities	Discounted Cash Flow	Default Rate (%)	7.8	-	15.0	11.7
		Prepayment Speed (%)	0.7	-	6.4	2.7
		Severity (%)	65.0	-	70.0	68.3
		Spreads (bps)	627.0	-	684.0	647.9	125
	Other						63
Total Alt-A private-label securities							188
Subprime private-label securities	Consensus	Default Rate (%)	10.9	-	24.5	16.5
		Prepayment Speed (%)	0.0	-	5.6	2.6
		Severity (%)	80.0			80.0
		Spreads (bps)	651.0	-	823.0	700.4	613
	Consensus						468
	Discounted Cash Flow	Default Rate (%)	15.6	-	20.6	17.5
		Prepayment Speed (%)	0.7	-	5.6	2.6
		Severity (%)	80.0			80.0
		Spreads (bps)	650.0	-	824.0	774.6	145
Total subprime private-label securities							1,226
Mortgage revenue bonds	Discounted Cash Flow	Spreads (bps)	275.0	-	390.0	335.4	640
	Other						49
Total mortgage revenue bonds							689
Other	Other						118
Total trading securities							$2,305

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)	Fair Value
	(Dollars in millions)
Available-for-sale securities:
Mortgage-related securities:
Agency(2)	Other						$45
Alt-A private-label securities	Consensus	Default Rate (%)	0.0	-	19.5	2.8
		Prepayment Speed (%)	0.4	-	20.5	10.5
		Severity (%)	50.0	-	70.0	53.0
		Spreads (bps)	369.0	-	704.0	498.7	2,477
	Consensus						1,958
	Discounted Cash Flow	Default Rate (%)	0.0	-	15.3	7.4
		Prepayment Speed (%)	0.0	-	20.1	6.0
		Severity (%)	50.0	-	70.0	57.3
		Spreads (bps)	410.0	-	771.0	573.3	1,711
	Single Vendor						226
	Other						84
Total Alt-A private-label securities							6,456
Subprime private-label securities	Consensus	Default Rate (%)	0.0	-	26.4	16.4
		Prepayment Speed (%)	0.0	-	20.9	1.8
		Severity (%)	65.0	-	80.0	78.4
		Spreads (bps)	561.0	-	840.0	702.6	3,426
	Consensus						2,043
	Discounted Cash Flow	Default Rate (%)	0.0	-	25.5	15.9
		Prepayment Speed (%)	0.0	-	16.0	2.4
		Severity (%)	65.0	-	80.0	76.2
		Spreads (bps)	531.0	-	842.0	713.0	1,651
	Other						110
Total subprime private-label securities							7,230
Mortgage revenue bonds	Single Vendor						7,294
	Discounted Cash Flow	Spreads (bps)	134.0	-	390.0	320.3	1,835
	Other						224
Total mortgage revenue bonds							9,353
Other	Consensus						928
	Discounted Cash Flow	Default Rate (%)	0.4	-	13.0	4.9
		Prepayment Speed (%)	0.0	-	10.8	3.3
		Severity (%)	50.0	-	85.0	84.0
		Spreads (bps)	567.0	-	793.0	676.0	805
	Consensus	Default Rate (%)	5.0			5.0
		Prepayment Speed (%)	3.0			3.0
		Severity (%)	85.0			85.0
		Spreads (bps)	626.0	-	812.0	706.1	688
	Other						823
Total Other							3,244
Total available-for-sale securities							$26,328

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2012
	Valuation Techniques	Significant Unobservable Inputs(1)	Range(1)			Weighted - Average(1)	Fair Value
	(Dollars in millions)
Mortgage loans of consolidated trusts:
Single-family	Build-Up	Default Rate (%)	0.1	-	91.9	14.5
		Prepayment Speed (%)	9.4	-	97.1	34.1
		Severity (%)	9.4	-	100.0	37.2	$1,371
	Consensus						333
	Discounted Cash Flow	Default Rate (%)	1.4	-	14.5	8.6
		Prepayment Speed (%)	0.2	-	8.3	3.6
		Severity (%)	50.0	-	65.0	60.5
		Spreads (bps)	587.0	-	1,269.0	661.4	212
	Consensus	Default Rate (%)	2.0	-	8.4	5.6
		Prepayment Speed (%)	2.5	-	8.3	4.6
		Severity (%)	65.0	-	70.0	65.9
		Spreads (bps)	605.0	-	866.0	691.5	209
	Single Vendor						47
Total single-family							2,172
Multifamily	Build-Up	Spreads (bps)	103.0	-	423.4	199.7	159
Total mortgage loans of consolidated trusts							$2,331
Net derivatives	Dealer Mark						$176
	Internal Model						(102)
Total net derivatives							$74
Long-term debt:
Of Fannie Mae:
Senior floating	Discounted Cash Flow						$(412)
Of consolidated trusts	Discounted Cash Flow	Default Rate (%)	1.4	-	10.0	6.1
		Prepayment Speed (%)	0.0	-	100.0	56.0
		Severity (%)	50.0	-	65.0	57.2
		Spreads (bps)	127.1	-	1,269.0	412.0	(490)
	Consensus						(456)
	Consensus	Default Rate (%)	2.0	-	8.4	5.6
		Prepayment Speed (%)	2.5	-	8.3	4.5
		Severity (%)	65.0	-	70.0	65.9
		Spreads (bps)	605.0	-	866.0	691.0	(227)
	Single Vendor						(146)
Total of consolidated trusts							(1,319)
Total long-term debt							$(1,731)
_________

(1)
Valuation techniques for which no unobservable inputs are disclosed generally reflect the use of third-party pricing services or dealers, and the range of unobservable inputs applied by these sources is not readily available or cannot be reasonably estimated. Where we have disclosed unobservable inputs for consensus and single vendor techniques those inputs are based on our validations performed at the security level.

(2)	Includes Fannie Mae and Freddie Mac securities.
The following table displays valuation techniques for our Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2012. The significant unobservable inputs related to these techniques primarily relate to collateral dependent valuations. The related ranges and weighted averages are not meaningful when aggregated as they vary significantly from property to property.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	Fair Value Measurements as of June 30, 2012
	Valuation Techniques	Fair Value
	(Dollars in millions)
Nonrecurring fair value measurements:
Level 3 Assets:
Single-family mortgage loans held for sale, at lower of cost or fair value	Consensus	$120
Single-family mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Internal Model	21,808
Of consolidated trusts	Internal Model	240
Multifamily mortgage loans held for investment, at amortized cost:
Of Fannie Mae	Appraisals	202
	Broker Price Opinions	284
	Asset Manager Estimate	859
	Other	35
Total of Fannie Mae		1,380
Acquired property, net:
Single-family	Accepted Offers	837
	Appraisals	527
	Walk Forwards	1,111
	Internal Model	856
	Other	50
Total single-family		3,381
Multifamily	Accepted Offers	44
	Appraisals	16
	Broker Price Opinions	28
Total Multifamily		88
Other Assets	Appraisals	66
	Walk Forwards	36
	Internal Model	88
	Other	113
Total other assets		303
Total nonrecurring assets at fair value		$27,320
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
For agency and private-label securities, an increase in unobservable prepayment speeds in isolation would generally result in

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
Mortgage Loans Held for Investment—The majority of HFI loans are reported in our condensed consolidated balance sheets at the principal amount outstanding, net of cost basis adjustments and an allowance for loan losses. We estimate the fair value of HFI loans using the build-up and consensus valuation techniques, as discussed below, for periodic disclosure of financial instruments as required by GAAP. For our remaining loans, which include those containing embedded derivatives that would otherwise require bifurcation and consolidated loans of senior-subordinated trust structures, we elected the fair value option and therefore, we record these loans at fair value in our condensed consolidated balance sheets. We measure these loans on a recurring basis using the build-up, consensus, discounted cash flow and single vendor price techniques. Certain impaired loans are measured at fair value on a nonrecurring basis by using the fair value of their underlying collateral. Specific techniques used include internal models, broker price opinions and appraisals.
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
Consensus: The fair value of single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are either two or more months delinquent, in an open modification period, or in a closed modification state (both performing and nonperforming in accordance with the loan’s modified terms). We calculate the fair value of nonperforming loans based on assumptions about key factors, including collateral value and mortgage insurance repayment. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan along with a state-level distressed property sales discount. Mortgage insurance is estimated by taking the loan-level coverage and adjusting it by the probability of repayment by the associated mortgage insurer. This probability is based on the credit rating of the mortgage insurance company. Using these assumptions, along with indicative bids for a representative sample of nonperforming loans, we estimate the fair value. The bids on sample loans are obtained from multiple active market participants. Fair value is estimated from the extrapolation of these indicative sample bids plus an amount for the recovery of any associated mortgage insurance estimated through our GO valuation models as described above. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
Internal Model: We estimate the fair value of a portion of our single-family nonperforming loans using the value of the underlying collateral. The inputs into this internal model include property level data such as prior sales prices, tax assessment values, property characteristics, and historical foreclosure sales data. This internal model takes one of two approaches when valuing foreclosed properties. The first approach relies on comparable foreclosed property sales, where the value of the target property is the weighted average price of comparable foreclosed property sales. The weights in the comparable sales approach are determined by various factors such as geographic distance, transaction time, and the value difference. The second approach relies on model calibrations that consider the target property’s attributes such as prior sales prices, tax assessment values, and property characteristics to derive the foreclosed property values. In the second approach, we build separate predictive models for each Metropolitan Statistical Area (“MSA”). Specifically, we use the data of prior sales prices, tax assessment values, property characteristics, and historical foreclosure sales to calibrate the models in each MSA. We can use the available data about that property and our MSA-level model to estimate the fair value for a given property. The majority of the internal model valuations come from the comparable sales approach. The determination of whether the internal model valuations in a particular geographic area should use the comparable sales approach or model calibration is based on the quarterly evaluation of these two approaches for valuation accuracy. The unobservable inputs used in this technique include model weights based upon geographic distance, transaction time, and metropolitan statistics. When a physical address is not available, we estimate fair value using state-average foreclosed property values. These loans are classified as Level 3 of the valuation hierarchy because significant inputs are unobservable.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
The most commonly used techniques in our valuation of acquired property are proprietary home price model and appraisals (both current and walk forward). Based on the number of properties measured as of June 30, 2012, these methodologies comprised approximately 77% of our valuations, while accepted offers comprised approximately 22% of our valuations.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Derivatives Assets and Liabilities (collectively “Derivatives”)—Derivatives are recorded in our condensed consolidated balance sheets at fair value on a recurring basis. The valuation process for the majority of our risk management derivatives uses observable market data provided by third-party sources, resulting in Level 2 classification of the valuation hierarchy. Interest rate swaps are valued by referencing yield curves derived from observable interest rates and spreads to project and discount swap cash flows to present value. Option-based derivatives use a model that projects the probability of various levels of interest rates by referencing swaption volatilities provided by market makers/dealers. The projected cash flows of the underlying swaps of these option-based derivatives are discounted to present value using yield curves derived from observable interest rates and spreads. Exchange-traded futures are valued using market quoted prices, resulting in Level 1 classification of the valuation hierarchy. Certain highly complex structured swaps primarily use a single dealer mark due to lack of transparency in the market and may be modeled using observable interest rates and volatility levels as well as significant unobservable assumptions, resulting in Level 3 classification of the valuation hierarchy. Mortgage commitment derivatives use observable market data, quotes and actual transaction price levels adjusted for market movement, and are typically classified as Level 2 of the valuation hierarchy. Mortgage commitment derivatives that include adjustments for market movement that cannot be corroborated by observable market data are classified as Level 3 of the valuation hierarchy.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
Our Price Verification Group is responsible for performing monthly independent price verification, primarily related to financial assets and financial liabilities that are priced by our Pricing Group. This is generally accomplished by comparing the value that the Price Verification Group obtains through its own sources and methods with values provided by the Pricing Group. Alternatively, the Price Verification Group may perform reviews of the assumptions used by the Pricing Group to estimate the fair value of products we hold that have material estimation risk because observable market-based inputs do not exist. This group provides an update to the VOC on results, relevant market information and pricing trends, and significant valuation challenges and resolution of those challenges with the Pricing Group on a quarterly basis.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Fair Value of Financial Instruments
The following table displays the carrying value and estimated fair value of our financial instruments as of June 30, 2012 and December 31, 2011. The fair value of financial instruments we disclose includes commitments to purchase multifamily and single-family mortgage loans which are off-balance sheet financial instruments that we do not record in our condensed consolidated balance sheets. The fair values of these commitments are included as “Mortgage loans held for investment, net of allowance for loan losses.” The disclosure excludes certain financial instruments, such as plan obligations for pension and postretirement health care benefits, employee stock option and stock purchase plans, and also excludes all non-financial instruments. As a result, the fair value of our financial assets and liabilities does not represent the underlying fair value of our total consolidated assets and liabilities.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	As of
	June 30, 2012						December 31, 2011
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjust-ment	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents and restricted cash	$80,713	$68,663	$12,050	$—	$—	$80,713	$68,336	$68,336
Federal funds sold and securities purchased under agreements to resell or similar arrangements	24,000	—	24,000	—	—	24,000	46,000	46,000
Trading securities	50,935	27,064	21,566	2,305	—	50,935	74,198	74,198
Available-for-sale securities	69,694	—	43,366	26,328	—	69,694	77,582	77,582
Mortgage loans held for sale	455	—	280	187	—	467	311	325
Mortgage loans held for investment, net of allowance for loan losses:
Of Fannie Mae	317,578	—	36,665	230,096	—	266,761	322,825	294,996
Of consolidated trusts	2,605,209	—	2,405,153	293,656	—	2,698,809	2,575,485	2,652,025
Mortgage loans held for investment	2,922,787	—	2,441,818	523,752	—	2,965,570	2,898,310	2,947,021
Advances to lenders	7,343	—	6,638	615	—	7,253	5,538	5,420
Derivative assets at fair value	602	—	16,718	236	(16,352)	602	561	561
Guaranty assets and buy-ups	474	—	—	866	—	866	503	901
Total financial assets	$3,157,003	$95,727	$2,566,436	$554,289	$(16,352)	$3,200,100	$3,171,339	$3,220,344

Financial liabilities:
Federal funds purchased and securities sold under agreements to repurchase	$153	$—	$153	$—	$—	$153	$—	$—
Short-term debt:
Of Fannie Mae	92,906	—	92,917	—	—	92,917	146,752	146,782
Of consolidated trusts	3,908	—	—	3,908	—	3,908	4,973	4,973
Long-term debt:
Of Fannie Mae	566,483	—	592,491	1,074	—	593,565	585,692	613,983
Of consolidated trusts	2,500,591	—	2,627,334	15,864	—	2,643,198	2,452,455	2,596,657
Derivative liabilities at fair value	919	—	24,282	162	(23,525)	919	916	916
Guaranty obligations	758	—	—	3,543	—	3,543	811	3,944
Total financial liabilities	$3,165,718	$—	$3,337,177	$24,551	$(23,525)	$3,338,203	$3,191,599	$3,367,255
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
Mortgage Loans Held for Sale—Loans are reported at the lower of cost or fair value in our condensed consolidated balance sheets. The valuation methodology and inputs used in estimating the fair value of HFS loans are the same as for our HFI loans and are described under “Fair Value Measurement—Mortgage Loans Held for Investment” and these loans are classified as Level 2 of the valuation hierarchy to the extent that significant inputs are observable. To the extent that significant inputs are unobservable, the loans are classified within Level 3 of the valuation hierarchy.
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
Guaranty Obligations—The fair value of all guaranty obligations, measured subsequent to their initial recognition, is our estimate of a hypothetical transaction price we would receive if we were to issue our guaranty to an unrelated party in a standalone arm’s-length transaction at the measurement date. These obligations are classified within Level 3. The valuation methodology and inputs used in estimating the fair value of the guaranty obligation are described under “Fair Value Measurement—Mortgage Loans Held for Investment, Build up.”
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. If these benefits were not reflected in the pricing for these loans (that is, if the loans were valued using our standard build-up approach), the fair value disclosed in the table above would be lower by $8.4 billion as of June 30, 2012. The total fair value of the loans in our portfolio that have been refinanced under HARP as of June 30, 2012 as presented in the table above is $168.3 billion.
Fair Value Option
We elected the fair value option for loans which contain embedded derivatives that would otherwise require bifurcation. Under the fair value option, we elected to carry these instruments at fair value instead of bifurcating the embedded derivative from the respective loan.
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
The following table displays the fair value and unpaid principal balance of the financial instruments for which we have made fair value elections as of June 30, 2012 and December 31, 2011.

	As of
	June 30, 2012			December 31, 2011
	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)	Loans of Consolidated Trusts(1)	Long-Term Debt of Fannie Mae	Long-Term Debt of Consolidated Trusts(2)
	(Dollars in millions)
Fair value	$5,231	$831	$4,600	$3,611	$838	$3,939
Unpaid principal balance	5,631	712	4,679	4,122	712	4,012
__________
(1) Includes nonaccrual loans with a fair value of $260 million and $195 million as of June 30, 2012 and December 31, 2011, respectively. The difference between unpaid principal balance and the fair value of these nonaccrual loans as of June 30, 2012 and December 31, 2011 is $240 million and $232 million, respectively. Includes loans that are 90 days or more past due with a fair value of $382 million and $310 million as of June 30, 2012 and December 31, 2011, respectively. The difference between unpaid principal balance and the fair value of these 90 or more days past due loans as of June 30, 2012 and December 31, 2011 is $270 million and $262 million, respectively.
(2) Includes interest-only debt instruments with no unpaid principal balance and a fair value of $107 million and $115 million as of June 30, 2012 and December 31, 2011, respectively.
Changes in Fair Value under the Fair Value Option Election
The following table displays fair value gains and losses, net, including changes attributable to instrument-specific credit risk, for loans and debt for which the fair value election was made. Amounts are recorded as a component of “Fair value losses, net” in our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

	For the Three Months Ended June 30,
	2012			2011
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total Gains
	(Dollars in millions)
Changes in instrument-specific credit risk	$11	$—	$11	$6	$8	$14
Other changes in fair value	(38)	(17)	(55)	76	(26)	50
Fair value (losses) gains, net	$(27)	$(17)	$(44)	$82	$(18)	$64

	For the Six Months Ended June 30,
	2012			2011
	Loans	Long-Term Debt	Total Gains (Losses)	Loans	Long-Term Debt	Total (Losses) Gains
	(Dollars in millions)
Changes in instrument-specific credit risk	$77	$(2)	$75	$(211)	$4	$(207)
Other changes in fair value	(103)	43	(60)	141	7	148
Fair value (losses) gains, net	$(26)	$41	$15	$(70)	$11	$(59)
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
As discussed above, FHFA adopted a regulation on June 20, 2011, that provides in part that while we are in conservatorship, FHFA will not pay claims by our current or former shareholders, unless the Director of FHFA determines it is in the interest of the conservatorship. FHFA’s regulation has been challenged by lead plaintiffs in a separate lawsuit also pending in the U.S. District Court for the District of Columbia.
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

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

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
In re Fannie Mae 2008 Securities Litigation
In a consolidated amended complaint filed on June 22, 2009, lead plaintiffs Massachusetts Pension Reserves Investment Management Board and Boston Retirement Board (for common shareholders) and Tennessee Consolidated Retirement System (for preferred shareholders) allege that we, certain of our former officers, and certain of our underwriters violated Sections 12(a)(2) and 15 of the Securities Act of 1933. Lead plaintiffs also allege that we, certain of our former officers, and our outside auditor, violated Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs seek various forms of relief, including rescission, damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On October 13, 2009, the Court entered an order allowing FHFA to intervene.
On November 24, 2009, the Court granted the defendants’ motion to dismiss the Securities Act claims as to all defendants. On September 30, 2010, the Court granted in part and denied in part the defendants’ motions to dismiss the Securities Exchange Act claims. As a result of the partial denial, some of the Securities Exchange Act claims remained pending against us and certain of our former officers. Fannie Mae filed its answer to the consolidated complaint on December 31, 2010. On July 28, 2011, lead plaintiffs filed motions to certify a class of persons who, between November 8, 2006 and September 5, 2008, inclusive, purchased or acquired (a) Fannie Mae common stock and options or (b) Fannie Mae preferred stock.
On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion. Briefing on the pending motions for class certification has been held in abeyance pending resolution of motions to dismiss the second amended complaint. Plaintiffs filed a second amended joint consolidated class action complaint on March 2, 2012 and added FHFA as a defendant. On April 4, 2012, defendants filed motions to dismiss the second amended complaint, which are fully briefed.
In re 2008 Fannie Mae ERISA Litigation
In a consolidated complaint filed on September 11, 2009, plaintiffs allege that certain of our current and former officers and directors, including former members of Fannie Mae’s Benefit Plans Committee and the Compensation Committee of Fannie Mae’s Board of Directors, as fiduciaries of Fannie Mae’s Employee Stock Ownership Plan (“ESOP”), breached their duties to ESOP participants and beneficiaries by investing ESOP funds in Fannie Mae common stock when it was no longer prudent to continue to do so. Plaintiffs purport to represent a class of participants and beneficiaries of the ESOP whose accounts invested in Fannie Mae common stock beginning April 17, 2007. The plaintiffs seek unspecified damages, attorneys’ fees and other fees and costs, and injunctive and other equitable relief. On February 1, 2012, plaintiffs sought leave to amend their complaint to add new factual allegations and the court granted plaintiffs’ motion. Plaintiffs filed an amended complaint on March 2, 2012 adding two current Board members and then-CEO Michael J. Williams as defendants. On April 4, 2012, defendants filed motions to dismiss the amended complaint, which are fully briefed.
Comprehensive Investment Services v. Mudd, et al.
This individual securities action was originally filed on May 13, 2009, by plaintiff Comprehensive Investment Services, Inc. against certain of our former officers and directors, and certain of our underwriters in the U.S. District Court for the Southern District of Texas. On July 7, 2009, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on May 11, 2011 against us, certain of our former officers, and certain of our underwriters. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; and violations of the Texas Business and Commerce Code, common law fraud, and negligent misrepresentation in connection with Fannie Mae’s May 2008 $2.0 billion offering of 8.25% non-cumulative preferred Series T stock. Plaintiff seeks relief in the form of rescission, actual damages, punitive damages, interest, costs, attorneys’ and experts’ fees, and other equitable and injunctive relief. On February 1, 2012, plaintiff sought leave to amend its complaint to add new factual allegations and the court granted plaintiff’s motion. Plaintiff filed a second amended complaint on March 2, 2012. On April 4, 2012, defendants filed motions to dismiss the second amended complaint, which are fully briefed.

FANNIE MAE
(In conservatorship)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Smith v. Fannie Mae, et al.
This individual securities action was originally filed on February 25, 2010, by plaintiff Edward Smith against Fannie Mae and certain of its former officers as well as several underwriters in the U.S. District Court for the Central District of California. On April 12, 2010, this case was transferred to the Southern District of New York for coordination with In re Fannie Mae 2008 Securities Litigation and In re 2008 Fannie Mae ERISA Litigation. Plaintiff filed an amended complaint on April 19, 2011, which alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violations of Section 20(a) of the Securities Exchange Act of 1934; common law fraud and negligence claims; and California state law claims for misrepresentation in connection with Fannie Mae’s December 2007 $7.0 billion offering of 7.75% fixed-to-floating rate non-cumulative preferred Series S stock. Plaintiff seeks relief in the form of rescission, actual damages (including interest), and exemplary and punitive damages. On February 1, 2012, plaintiff sought leave to amend his complaint to add new factual allegations and the court granted plaintiff’s motion. Plaintiff filed a second amended complaint on March 2, 2012. On April 4, 2012, defendants filed motions to dismiss the second amended complaint, which are fully briefed.
Given the preliminary stage of this lawsuit, the absence of a specified demand or claim by the plaintiff, and the substantial and novel legal questions that remain, we are currently unable to estimate the reasonably possible loss or range of loss arising from this litigation.
Transfer Tax Litigation
A number of lawsuits have been filed against us in multiple states challenging our right to claim an exemption under our charter from transfer taxes in connection with the recordation of deeds upon transfers of real property by sale or foreclosure. The plaintiffs in several of these lawsuits seek to represent a nationwide class of localities. In addition, we have filed a lawsuit against the state of Illinois and four counties seeking a judgment that we are exempt from these transfer taxes. If these lawsuits are decided against us, we may be required to pay past transfer taxes, damages, fees and/or costs. Although we believe that our charter provides us with an exemption from these taxes and therefore we have a valid defense in these lawsuits, in March 2012 a federal district court in Michigan held in two cases that we are not exempt from Michigan transfer taxes under our charter. On May 21, 2012, we, along with FHFA and Freddie Mac, filed a Petition for Permission to Appeal the two Michigan decisions with the U.S. Court of Appeals for the Sixth Circuit. On June 29, 2012, the plaintiff in one of the Michigan cases filed a motion with the Judicial Panel on Multidistrict Litigation seeking an order transferring all related cases filed as of that date, as well as all subsequently filed related actions, to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings; we have opposed this motion. These lawsuits may lead to additional lawsuits relating to the more than thirty states that impose these taxes. We are currently unable to estimate the reasonably possible loss or range of losses arising from these lawsuits given the following factors: (a) taxing authorities may conclude that our charter provides us with an exemption from these taxes, (b) existing opinions from taxing authorities in some jurisdictions may preclude retroactive collection, (c) no plaintiff has demanded a stated amount of damages, and (d) the scope of permissible claims has not yet been determined in any jurisdiction.

Confidential Commercial Information	CONFIDENTIAL—RESTRICTED
Confidential Treatment and FOIA Exemption Requested	2012 Q2 10-Q Approval Draft
Distribution Date: August 6, 2012
Comments Due: N/A

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as in effect as of June 30, 2012, the end of the period covered by this report. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2012 or as of the date of filing this report.
Our disclosure controls and procedures were not effective as of June 30, 2012 or as of the date of filing this report because they did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of June 30, 2012 or as of the date of this filing, and we continue to have a material weakness in our internal control over financial reporting. This material weakness is described in more detail below under “Description of Material Weakness.” Based on discussions with FHFA and the structural nature of the weakness in our disclosure controls and procedures, it is likely that we will not remediate this material weakness while we are under conservatorship.
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
Management has determined that we continued to have the following material weakness as of June 30, 2012 and as of the date of filing this report:

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
Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our condensed consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2012 or as of the date of filing this report. Based on discussions with FHFA and the structural nature of this weakness, it is likely that we will not remediate this material weakness while we are under conservatorship.
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

•
FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this quarterly report on Form 10-Q for the quarter ended June 30, 2012 (“Second Quarter 2012 Form 10-Q”), and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our Second Quarter 2012 Form 10-Q, FHFA provided Fannie Mae management with a written acknowledgement that it had reviewed the Second Quarter 2012 Form 10-Q, and it was not aware of any material misstatements or omissions in the Second Quarter 2012 Form 10-Q and had no objection to our filing the Second Quarter 2012 Form 10-Q.

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
Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe a change in our internal control over financial reporting since March 31, 2012 that management believes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Change in Management
In the second quarter of 2012, Timothy J. Mayopoulos succeeded Michael J. Williams as our President and Chief Executive Officer.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
The information in this item supplements and updates information regarding certain legal proceedings set forth in “Legal Proceedings” in our 2011 Form 10-K and First Quarter 2012 Form 10-Q. We also provide information regarding material legal proceedings in “Note 13, Commitments and Contingencies,” which is incorporated herein by reference. In addition to the matters specifically described or incorporated by reference in this item, we are involved in a number of legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.
We record reserves for legal claims when losses associated with the claims become probable and the amounts can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we do not recognize in our condensed consolidated financial statements the potential liability that may result from these matters. We presently cannot determine the ultimate resolution of the matters described below or incorporated by reference into this item or in our 2011 Form 10-K or our First Quarter 2012 Form 10-Q. We have recorded a reserve for legal claims related to those matters when we were able to determine a loss was both probable and reasonably estimable. If certain of these matters are determined against us, it could have a material adverse effect on our results of operations, liquidity and financial condition, including our net worth.
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
Pursuant to a June 25, 2009 order, FHFA, as our conservator, substituted itself for shareholder plaintiffs in all of these actions. On July 27, 2010, the U.S. District Court for the District of Columbia dismissed Kellmer and Middleton with prejudice and Agnes without prejudice. FHFA filed motions to reconsider the decisions dismissing Kellmer and Middleton with prejudice, and those motions were denied on October 22, 2010. FHFA appealed that denial on November 22, 2010. Plaintiffs Kellmer and Agnes also appealed the substitution and the dismissal orders. On January 20, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued an order in the Kellmer appeal granting FHFA’s motions for the voluntary dismissal of defendants Kenneth M. Duberstein, Frederic Malek and Patrick Swygert. On that same day, in the Middleton appeal, the Court of Appeals issued an order granting FHFA’s motions for the voluntary dismissal of defendants Stephen Ashley, Kenneth Duberstein, Thomas Gerrity, Ann Korologos, Frederic Malek, Donald Marron, Anne Mulcahy, Joe Pickett, Leslie Rahl, Patrick Swygert, and John Wulff. On March 30, 2012, the Court of Appeals affirmed the orders allowing FHFA to substitute itself for shareholder plaintiffs Kellmer and Agnes. Also, the Court of Appeals reversed the district court’s dismissal with prejudice of the Kellmer and Middleton actions, and remanded with instructions for dismissal without prejudice. On May 23, 2012, the Court of Appeals entered a mandate consistent with its March 30, 2012 order. On June 12, 2012, the district court entered an order dismissing the Kellmer and Middleton actions without prejudice.
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
Defendants in the two cases filed in New York state court removed those cases to the U.S. District Court for the Southern District of New York and FHFA filed motions to remand the cases back to state court. On February 7, 2012, the Joint Panel on Multidistrict Litigation transferred the Countrywide case to the U.S. District Court for the Central District of California for inclusion in a multidistrict proceeding involving other actions pending against Countrywide. On April 6, 2012, the court denied FHFA’s motion to remand the Countrywide case. On May 11, 2012, FHFA withdrew its motion to remand the Morgan Stanley case. On June 8, 2012, defendants in the Countrywide case filed motions to dismiss. FHFA filed an amended complaint in that case on June 29, 2012 and defendants filed renewed motions to dismiss on July 13, 2012.
On November 16, 2011, all of the cases pending in the Southern District of New York were transferred to one judge in the district, Judge Cote. The court stayed the time to answer or move to dismiss all of the cases except the UBS case. On December 21, 2011, FHFA filed an amended complaint in the UBS case. On January 20, 2012, defendants in the UBS case filed a motion to dismiss the amended complaint. On May 4, 2012, the court denied defendants’ motion to dismiss in the UBS case with respect to the federal and state securities law claims and granted defendants’ motion to dismiss with respect to the negligent misrepresentation claim. On June 19, 2012, the court certified the decision for interlocutory appeal.
On February 1, 2012, FHFA filed an amended complaint in the RBS case. On March 2, 2012, defendants in the RBS case filed a motion to dismiss the amended complaint.
On June 13, 2012 and June 28, 2012, FHFA filed amended complaints in the non-UBS cases pending in the Southern District of New York. On July 13, 2012, defendants in the JPMorgan Chase & Co., Deutsche Bank AG, Goldman, Sachs & Co., Morgan Stanley, and Merrill Lynch & Co. cases filed motions to dismiss the amended complaints in those cases.
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
Our business processes are highly dependent on the talents and efforts of our employees. The conservatorship, the uncertainty of our future, limitations on employee compensation, the heightened scrutiny of our actions by Congress and regulators and the working environment created thereby, and negative publicity concerning the GSEs have had and are likely to continue to have an adverse effect on our ability to retain and recruit well-qualified employees. We have already had significant departures by various members of executive management since shortly before we entered into conservatorship in September 2008, including three Chief Executive Officers and three Chief Financial Officers. Further turnover in key management positions and challenges in integrating new management could harm our ability to manage our business effectively and ultimately adversely affect our financial performance.
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
We face competition from within the financial services industry and from businesses outside of the financial services industry for qualified employees. Additionally, an improving economy is putting additional pressures on turnover, as attractive opportunities become available to our employees. Our competitors for talent are able to provide market-based compensation and to link employees’ pay to performance. The constraints on our compensation could adversely affect our ability to attract qualified candidates. While we engage in succession planning for our senior management and other critical positions and have been able to fill a number of important positions internally, our inability to offer market-based compensation may limit our ability to attract and retain qualified employees below the senior executive level that could fill our senior executive level positions if there is further turnover.
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
As described in “Business—Legislative and Regulatory Developments—Changes to Our Single-Family Guaranty Fee Pricing” in our 2011 Form 10-K, in December 2011, Congress enacted the Temporary Payroll Tax Cut Continuation Act of 2011 which, among other provisions, requires that we increase our single-family guaranty fees by at least 10 basis points and remit the additional revenue to Treasury. In addition, as described in “Legislative and Regulatory Developments—FHFA Advisory Bulletin Regarding Framework for Adversely Classifying Loans,” in April 2012, FHFA issued supervisory guidance requiring that we change our method of accounting for delinquent loans. Each of these directives creates significant operational burdens and costs for us. We are also currently working on implementing a number of other FHFA initiatives that may increase our operational burdens and our costs, including those described in “Executive Compensation—Compensation Discussion and Analysis—2012 Executive Compensation Program—2012 Corporate Performance Objectives” of our 2011 Form 10-K/A. In addition, FHFA, other agencies of the U.S. government or Congress may direct us to take actions in the future that could further increase our operational risk.
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
We rely heavily on mortgage insurers to provide insurance against borrower defaults on single-family conventional mortgage loans with LTV ratios over 80% at the time of acquisition. Several of our mortgage insurer counterparties continued to incur losses in the second quarter of 2012, and their risk-to-capital position continued to erode, which may increase the risk that these counterparties will fail to fulfill their obligations to pay in full our claims under insurance policies.
Three of our largest mortgage insurance counterparties—Triad, RMIC and PMI—have publicly disclosed that they are in run-off. A mortgage insurer that is in run-off continues to collect renewal premiums on its existing insurance business, but no longer writes new insurance. Entering run-off may close off a source of profits and liquidity that may have otherwise assisted a mortgage insurer in paying claims under insurance policies, and could also cause the quality and speed of its claims processing to deteriorate. Triad, RMIC and PMI are currently paying only a portion of policyholder claims and deferring the remaining portion. As of August 8, 2012, Triad is paying only 60% of claims under its mortgage guaranty insurance policies and deferring the remaining 40%, and both PMI and RMIC are paying 50% of claims and deferring the remaining 50%. It is uncertain when, or if, regulators for Triad, RMIC or PMI will allow deferred policyholder claims to be paid or increase the amount paid on claims. In addition, PMI has publicly disclosed that it is in receivership.
In addition to the three mortgage insurers in run-off, Genworth is currently operating pursuant to a waiver it received from the regulator of the state regulatory capital requirements applicable to its main insurance writing entity. Radian has disclosed that, in the absence of additional capital contributions to its main insurance writing entity, its capital might fall below state regulatory capital requirements in the future. Additionally, MGIC disclosed that it expects that its capital fell below state regulatory capital requirements as of June 30, 2012, and MGIC is currently operating pursuant to a waiver it received from the regulator of the state regulatory capital requirements applicable to its main insurance writing entity. MGIC has further disclosed that Freddie Mac has contingently approved a subsidiary of MGIC to write new insurance in states in which MGIC does not have a waiver, subject to a number of conditions. Because lenders generally do not identify which GSE a loan will be delivered to at the time the insurance is obtained, if MGIC is not an approved insurer by Freddie Mac it could constrain MGIC’s ability to write new business for all GSE guaranteed loans.
These six mortgage insurers—Triad, RMIC, PMI, Genworth, Radian and MGIC—provided a combined $72.0 billion, or 79%, of our risk in force mortgage insurance coverage of our single-family guaranty book of business as of June 30, 2012. We do not know how long regulators will permit mortgage insurers that do not meet, or may soon fail to meet, state regulatory capital requirements to continue operating without obtaining additional capital. Nor do we know how long our mortgage insurer counterparties that are operating under waivers will continue to operate under waivers, or how long those that are currently below their state-imposed risk-to-capital limits will remain below these limits. If a mortgage insurer counterparty is unable to generate or obtain sufficient capital to stay below its risk-to-capital limits and cannot secure and maintain a waiver from its state regulator, it will likely be placed into run-off or receivership.
Some mortgage insurers have explored corporate restructurings, which are intended to provide relief from risk-to-capital limits in certain states. A restructuring plan that would involve contributing capital to a subsidiary of a mortgage insurer would result in less liquidity available to the mortgage insurer to pay claims on its existing book of business and an increased risk that the mortgage insurer will not pay its claims in full in the future.
From time to time we assess our mortgage insurer counterparties’ ability to fulfill their obligations to us, and our loss reserves take into account this assessment. If our assessment of their ability to pay claims deteriorates significantly, it could result in a significant increase in our loss reserves and our credit losses.
Beginning in 2007, many mortgage insurers stopped insuring new mortgages with certain higher risk characteristics such as higher LTV ratios, lower borrower FICO credit scores or select property types. Under our Refi Plus initiative, we allow our borrowers who have mortgage loans with current LTV ratios above 80% to refinance their mortgages without obtaining new mortgage insurance in excess of what is already in place. Except as permitted under Refi Plus, our charter specifically requires us to obtain credit enhancement on single-family conventional mortgage loans with loan-to-value ratios over 80% at the time of purchase. As a result, an inability to obtain mortgage insurance may inhibit our ability to serve and support the housing and mortgage markets, meet our housing goals, and help borrowers remain in their homes by acquiring refinancings into more affordable loans. In addition, access to fewer mortgage insurer counterparties increases our concentration risk with the remaining mortgage insurers in the industry.
Changes in the mortgage industry may negatively impact our business.
A number of our largest mortgage seller/servicer counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring an increasing portion of our business volume directly from smaller financial institutions that may not have the same financial strength as our largest counterparties. Our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounted for approximately 47% of our single-family business acquisition volume in the second quarter of 2012, compared with approximately 65% of our single-family business acquisition volume in the second quarter of 2011. In addition, only three of our top five lender customers for the second quarter of 2011 remained in our top five for the second quarter of 2012. Similarly, some of our servicing volume is shifting to smaller or non-traditional servicers. Our ten largest single-family mortgage servicers, including their affiliates, serviced 72% of our single-family guaranty book of business as of June 30, 2012, compared to 76% as of June 30, 2011. These smaller servicers may not have the same financial strength or operational capacity as our largest servicers, which could negatively affect their ability to service the loans on our behalf or to satisfy their repurchase or compensatory fee obligations. This decrease in the concentration of our business with large institutions could increase both our institutional counterparty credit risk and our mortgage credit risk, and could have a material adverse effect on our business, results of operations, financial condition, liquidity and net worth.
The loss of business volume from a key lender customer could adversely affect our business and result in a decrease in our revenues, especially if we are unable to replace the business volume that customer provided us.
Our ability to generate revenue from the purchase and securitization of mortgage loans depends on our ability to acquire a steady flow of mortgage loans from the originators of those loans. Although we are acquiring an increasing portion of our business volume directly from smaller financial institutions, we continue to acquire a significant portion of our mortgage loans from several large mortgage lenders. Our top five lender customers in terms of single-family business acquisition volume, in the aggregate, accounted for approximately 47% of our single-family business acquisition volume in the second quarter of 2012, compared with approximately 65% of our single-family business acquisition volume in the second quarter of 2011. Accordingly, maintaining our current business relationships and business volumes with our top lender customers is important to our business. To the extent a key lender customer significantly reduces the volume or quality of mortgage loans that the lender delivers to us or that we are willing to buy from them, we could lose significant business volume that we might be unable to replace, which could adversely affect our business and result in a decrease in our revenues. In addition, a significant reduction in the volume of mortgage loans that we securitize could reduce the liquidity of Fannie Mae MBS, which in turn could have an adverse effect on their market value.
Actions taken by state and local governments to address the housing crisis or increase revenues could have an adverse effect on our business, results of operations, financial condition and net worth.
Many state and local governments are seeking ways to address some of the effects of the housing crisis, including high levels of foreclosures. State and local governments are also seeking ways to address declining tax revenues. Some of the legislative, regulatory or litigation-related actions governments take to address these issues may adversely affect us by, for example, increasing our costs or affecting our ability to achieve our business goals efficiently and effectively.
For example, a number of lawsuits have been filed against us challenging our right to claim an exemption, under our charter, from transfer taxes in connection with the recordation of deeds upon transfers of real property. Additional similar lawsuits could be filed against us, and taxing authorities in jurisdictions that do not normally impose a tax on the transfer of real property could also seek to impose transfer taxes on us. If we were to become subject to real property transfer taxes in a large number of states and localities, and if we were required to pay a number of years of past transfer taxes in these states and localities, it would increase our costs going forward and could have an adverse effect on our financial results.
In another example, a number of local governments are considering or may consider using eminent domain to seize mortgage loans and forgive principal on the loans. Such seizures, if they are successful, could result in further losses and write-downs relating to our investment securities and could increase our credit losses.
These actions and others that state and local governments may pursue in the future could have an adverse effect on our business, results of operations, financial condition and net worth.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Under the terms of our senior preferred stock purchase agreement with Treasury, we are prohibited from selling or issuing our equity interests, other than as required by (and pursuant to) the terms of a binding agreement in effect on September 7, 2008, without the prior written consent of Treasury. During the quarter ended June 30, 2012, we did not issue any equity securities.
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
Our Purchases of Equity Securities
We did not repurchase any of our equity securities during the second quarter of 2012.
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

Federal National Mortgage Association

By:	/s/ Timothy J. Mayopoulos
Timothy J. Mayopoulos President and Chief Executive Officer

Date: August 8, 2012

By:	/s/ Susan R. McFarland
Susan R. McFarland Executive Vice President and Chief Financial Officer

Date: August 8, 2012

INDEX TO EXHIBITS

Item	Description
3.1	Fannie Mae Charter Act (12 U.S.C. § 1716 et seq.) as amended through July 30, 2008 (Incorporated by reference to Exhibit 3.1 to Fannie Mae’s Annual Report on Form 10-K, filed February 24, 2011.)
3.2
Fannie Mae Bylaws, as amended through January 30, 2009 (Incorporated by reference to Exhibit 3.2 to Fannie Mae’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.)

10.1	Letter Agreement between Timothy J. Mayopoulos and Fannie Mae, effective as of June 18, 2012 (Incorporated by reference to Exhibit 99.1 to Fannie Mae’s Current Report on Form 8-K, filed June 5, 2012.)
10.2	Amendment to Fannie Mae Supplemental Retirement Savings Plan for 2012 Executive Compensation Program, adopted May 18, 2012
10.3	Amendment to Fannie Mae Supplemental Pension Plan of 2003 for 2012 Executive Compensation Program, adopted May 18, 2012
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101. INS	XBRL Instance Document*
101. SCH	XBRL Taxonomy Extension Schema*
101. CAL	XBRL Taxonomy Extension Calculation*
101. DEF	XBRL Taxonomy Extension Definition*
101. LAB	XBRL Taxonomy Extension Label*
101. PRE	XBRL Taxonomy Extension Presentation*
__________

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

FR011